Form 10QSB
period 1998-06-30
CARDINAL FINANCIAL CORP
filed 1998-08-31
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                 [ ] Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the transition period from ____________ to _____________

                        Commission file number: 333-52279

                         CARDINAL FINANCIAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Virginia                                              54-1874630
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                                10641 Lee Highway
                             Fairfax, Virginia 22030
                    (Address of Principle Executive Offices)

                                 (703) 934-9200
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes ____   No __X__

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          4,239,509 shares of common stock, par value $1.00 per share, outstanding as of August 19, 1998

                         CARDINAL FINANCIAL CORPORATION

                                TABLE OF CONTENTS

                                                                                                          Page No.

Part I.       Financial Information
         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Condition
                           June 30, 1998 and December 31, 1997...............................................3

                  Condensed Consolidated Statements of Income
                           Three Months and Six Months Ended June 30, 1998...................................4

                  Condensed Consolidated Statements of Cash Flows
                           Three Months and Six Months Ended June 30, 1998...................................5

                  Condensed Consolidated Statement of Changes in Stockholders' Equity
                           Six Months Ended June 30, 1998....................................................6

                  Notes to Condensed Consolidated Financial Statements.......................................7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operation..........................................................9


Part II.      Other Information

         Item 1.  Legal Proceedings.........................................................................12

         Item 2.  Changes in Securities and Use of Proceeds.................................................12

         Item 3.  Defaults Upon Senior Securities...........................................................13

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................13

         Item 5.  Other Information.........................................................................13

         Item 6.  Exhibits and Reports on Form 8-K..........................................................13


                         PART I -- FINANCIAL INFORMATION

Item 1.        Financial Statements

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                        (In thousands, except share data)


                                                                           June 30,         December 31,
                                                                             1998               1997
                                                                         ------------       ------------
ASSETS                                                                    (unaudited)
Cash and cash equivalents                                                    $ 13,162           $  4,283

Securities available for sale, at market value                                    240                  -

Loans, net of unearned discount and deferred loan fees                            341                  -
Less: Allowance for loan losses                                                     3                  -
                                                                         ------------       ------------
                                                                                  338              4,283

Subscriptions receivable                                                            -              4,510
Property, plant and equipment, net                                              1,176                  -
Accrued interest and other assets                                                 145                  3
                                                                         ------------       ------------

   Total Assets                                                              $ 15,061           $  8,796
                                                                         ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                     $  4,801           $      -
Accrued interest and other liabilities                                            358                245
                                                                         ------------       ------------

   Total Liabilities                                                            5,159                245


Common stock, $1 par value, 50,000,000 shares
   authorized, 1,409,509 and 1,174,988 outstanding at
   June 30, 1998 and December 31, 1997                                          1,410              1,175
Uncollected subscriptions receivable                                                -              (100)
Additional paid in capital                                                      9,146              7,621
Accumulated deficit                                                             (654)              (145)
Net unrealized gain on securities available for sale                                -                  -
                                                                         ------------       ------------

   Total Stockholders' Equity                                                   9,902              8,551
                                                                         ------------       ------------

   Total Liabilities and Stockholders' Equity                                $ 15,061           $  8,796
                                                                         ============       ============

See accompanying notes to interim financial statements.

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Three Months           Six Months
                                                                            Ended                 Ended
                                                                        June 30, 1998         June 30, 1998
                                                                        -------------         -------------
INTEREST AND DIVIDEND INCOME
Loans                                                                   $      3,743          $      3,743
Investment securities                                                            920                   920
Interest bearing deposits                                                    127,799               229,035
                                                                        ------------          ------------

     Total Interest Income                                                   132,462               233,698


INTEREST EXPENSE
Deposits                                                                       8,001                 8,001
Borrowings                                                                         -                 1,616
                                                                        ------------          ------------

     Total Interest Expense                                                    8,001                 9,617
                                                                        ------------          ------------

     NET INTEREST INCOME                                                     124,461               224,081

Provision for loan losses                                                      3,010                 3,010
                                                                        ------------          ------------

     Net interest income after provision for loan losses                     121,451               221,071


NON-INTEREST INCOME
Service fees                                                                      16                    16
Other income                                                                     687                   687
                                                                        ------------          ------------

     Total Non-interest income                                                   703                   703


NON-INTEREST EXPENSE
Salary and benefits                                                          257,734               378,023
Occupancy                                                                     50,051               110,855
Professional fees                                                             68,074               129,535
Other operating expenses                                                      69,681               112,047
                                                                        ------------          ------------

     Total non-interest expense                                              445,540               730,460

     Net loss before income taxes                                          (323,386)             (508,686)

Provision for income taxes                                                         -                     -

     NET LOSS                                                           $  (323,386)          $  (508,686)
                                                                        ============          ============

     Basic and diluted loss per common share                            $       0.23          $       0.37

     Weighted-average shares outstanding                                   1,409,509             1,390,074

See accompanying notes to interim financial statements.

                         CARDINAL FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            Three Months           Six Months
                                                                                Ended                 Ended
                                                                            June 30, 1998         June 30, 1998
                                                                          -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $           (323)     $           (509)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                       24                    27
      Provision for loan losses                                                           3                     3
      Increase in other assets                                                        (143)                 (143)
      Increase (decrease) in accounts payable and accrued expenses                      324                   300
                                                                          -----------------     -----------------
         NET CASH USED IN OPERATING ACTIVITIES                                        (115)                 (322)
                                                                          -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                           (921)               (1,203)
   Purchase of investment                                                             (240)                 (240)
   Net increase in loan portfolio                                                     (341)                 (341)
                                                                          -----------------     -----------------
      NET CASH USED IN INVESTING ACTIVITIES.                                        (1,502)               (1,784)
                                                                          -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                           4,801                 4,801
   Proceeds from stock issuance, net                                                      -                 1,759
   Decrease (increase) in subscription receivables                                      302                 4,610
   (Repayment) proceeds of borrowings                                                     -                 (185)
                                                                          -----------------     -----------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                       5,103                10,985
                                                                          -----------------     -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             3,486                 8,879
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      9,676                 4,283
                                                                          -----------------     -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $          13,162     $          13,162
                                                                          =================     =================


Supplemental disclosure of cash flow information
   Cash paid during period for interest                                   $           6,842     $           8,458

See accompanying notes to interim financial statements.

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               (In thousands except for share and per share data)
                                   (Unaudited)

                                                                         Additional                      Uncollected
                                             Shares          Common        Paid-in       Accumulated     Subscription
                                          Outstanding        Stock         Capital         Deficit        Receivable       Total
                                         -------------   -------------  -------------  --------------   --------------  ------------
BALANCE, DECEMBER 31, 1997                 1,174,988     $   1,175          7,621           (145)           (100)          8,551

Issuance of 234,521 shares of common
   stock par value $1, at $7.50 per
   share, net of costs                       234,521           235          1,525               -               -          1,760

Payment of subscription receivable                 -             -              -               -             100            100

Net loss                                           -             -              -           (509)               -          (509)
                                         -------------   -------------  -------------  --------------   -------------  ------------

BALANCE, JUNE 30, 1998                     1,409,509     $   1,410          9,146           (654)               -          9,902
                                         =============   =============  =============  ==============   =============  ============


See accompanying notes to interim financial statements.

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly owned subsidiary, Cardinal Bank, N.A.

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Prospectus dated July 17, 1998 that is part of the Company's Registration Statement on Form SB-2 (Registration No. 333-52279) and that was filed with the Securities and Exchange Commission on July 20, 1998 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Note 2

Income Recognition on Loans

Interest on loans is credited to income as earned on the principal amount outstanding. When, in management's judgment, the full collectibility of principal or interest on a loan becomes uncertain, that loan is placed on nonaccrual. Any accrued but uncollected interest on nonaccrual loans is charged against current income. Interest income is then recognized as cash is received.

Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans have demonstrated a new period of performance and are estimated to be fully collectible as to both principal and interest.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Allowance for Loan Losses

The allowance for loan losses is a valuation allowance available for losses incurred on loans. It is established through charges to earnings in the form of provisions for loan losses. Loan losses are charged to the allowance for loan losses when a determination is made that collection is unlikely to occur. Recoveries are credited to the allowance at the time of recovery.

Prior to the beginning of each year, and quarterly during the year, management estimates whether the allowance for loan losses is adequate to absorb losses that can be anticipated in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses to adjust the allowance to a level determined to be adequate to absorb currently anticipated losses.

Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance and results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, various regulatory agencies, as a part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Cardinal Financial Corporation (the "Company") is the bank holding company for Cardinal Bank, N.A. in Fairfax, Virginia (the "Bank"). The Company was in a development stage until the Bank commenced operations on June 8, 1998.

         The Company funded its start-up and organizational costs through a private offering (the "Private Offering") of 1,409,509 shares of its common stock, par value $1.00 per share (the "Common Stock"), in the fourth quarter of 1997 and the first quarter of 1998. The total proceeds to the Company in the Private Offering was $10.6 million, of which $8.0 million was used to capitalize the Bank.

         The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of the Corporation as of June 30, 1998 and December 31, 1997 and for the three and six months ended June 30, 1998. This discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this report. Since principal banking operations commenced on June 8, 1998, a comparison of the June 30, 1998 results (when banking operations were in progress) to those of June 30, 1997 (prior to the Company's formation) is not meaningful.

Results of Operation

         The total assets of the Company increased to $15.1 million at June 30, 1998, compared to $8.8 million at December 31, 1997, representing an increase of $6.3 million or 71.2%. This increase is attributable to additional proceeds from the Private Offering of $1.5 million and deposits of $4.8 million. Total loans at June 30, 1998 was $341,000, and the investment portfolio and securities available-for-sale at June 30, 1998 was $240,000.

         Net loss for the six months ended June 30, 1998 was $508,686, or $0.37 per share. While implementing its growth strategy, the Company does not anticipate profitable operations on a consolidated basis through December 31, 1999.

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on interest earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income for the three months and the six months ended June 30, 1998 totaled $124,461 and $224,081, respectively.

         Non-interest income for the three months and the six months ended June 30, 1998 totaled $703 and $703, respectively. These amounts reflect the service charges on deposit accounts and other noninterest income from fees on deposit related products and sales of non-deposit investment products since the Bank opened on June 8, 1998.

         Non-interest expense for the three months and the six months ended June 30, 1998 totaled $445,540 and $730,460, respectively. These expenses are being incurred in support of the Company's growth and consist of salaries and benefits, occupancy, professional fees and other operating expenses.

         The allowance for loan losses at June 30, 1998 was $3,010. The current ratio of the allowance for loan losses to loans is 0.88%. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision will be determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Capital Resources and Liquidity

         Stockholders' equity at June 30, 1998 was $9.9 million, compared to $8.6 million at December 31, 1997. The growth in stockholders' equity is attributable to receipt of proceeds from the Private Offering, reduced by net losses.

         At June 30, 1998, the Company's tier 1 and total risk-based capital ratios were 241.56% and 241.48%, respectively. The Company's leverage ratio was 84.10% at June 30, 1998. Comparative ratios at December 31, 1997 are not meaningful since the Bank did not commence operations until June 8, 1998. The Company's capital structure places it above the regulatory guidelines, as the Company maintains a strong capital base to take advantage of business opportunities while ensuring that it has the resources to protect against the risks inherent in its business.

         Liquidity provides the Company with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. At June 30, 1998, cash and cash equivalents totaled $13.2 million, representing 87.4% of total assets. Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

         The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

Year 2000 Compliance

         As the year 2000 approaches, an important business issue has emerged regarding how existing software programs and operating systems can accommodate this date value. Many existing application software products were designed to accommodate a two-digit year. For example, "98" is stored on the systems and represents 1998 and "00" represents 1900. The Company utilizes a third-party vendor for processing its primary banking applications. In addition, the Company also uses several other third-party vendors for ancillary computer applications. All third party vendors for the Company's banking applications either are already Year 2000 ready or are in the process of modifying, upgrading or replacing their computer applications to ensure Year 2000 compliance. Because the Company was recently formed, all of its data processing equipment is new and is Year 2000 ready. The Company does not expect to incur any material expense to replace data processing equipment. The Company has a Year 2000 compliance program where it reviews the Year 2000 issues that may be faced by its third-party vendors. Under such program, the Company is examining the need for modifications or replacement of all non-Year 2000 ready software. Because the Company is new, it has had the opportunity to screen its third-party vendors and those it has chosen either are Year 2000 ready or are in the process of becoming Year 2000 compliant. All of the Company's data processing vendor contracts have Year 2000 clauses, which allow the Company to test for compliance and to cancel without penalty if a vendor does not meet its Year 2000 compliance plan. The Company's Year 2000 compliance program provides that all critical data processing applications will be tested and that testing will be completed on or before March 31, 1999. If any software is not Year 2000 ready at March 31, 1999, the vendor contract can be terminated and an alternative vendor can be selected. The Company has identified alternative vendors, should they be necessary. The Company's loan policy includes Year 2000 risk management parameters and, because the Company is new, it has no Year 2000 credit risk at this time. The Company does not currently expect that the cost of its Year 2000 compliance program, including possible remediation costs, will be material to its financial condition and expects that it will satisfy such compliance program without material disruption of its operations. In the event that the Company's significant vendors, including its correspondent, the Federal Reserve Bank of Richmond, do not successfully and timely achieve Year 2000 compliance, however, the Company's business, results of operations or financial condition would be adversely affected.

Forward-Looking Statements

         This report contains certain forward-looking statements, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other comparable terminology. The Company cautions readers that certain important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results in 1998 and beyond to differ materially from those expressed in any forward-looking statements made in this report. Reference is made to the "Risk Factors" section of the Prospectus dated July 17, 1998 that is part of the Company's Registration Statement on Form SB-2 (Registration No. 333-52279) and that was filed with the Securities and Exchange Commission on July 20, 1998 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, for a description of certain of these important factors.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            Not applicable.

Item 2.     Changes in Securities and Use of Proceeds

            (a)     Not applicable.

            (b)     Not applicable.

            (c) On March 31, 1998, the Company issued 1,409,509 shares of Common Stock in a private placement to both accredited and non-accredited investors. The total offering price was $10.6 million. There were no underwriting discounts or commissions. An exemption from the registration of such issuance was claimed pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

            (d) On July 17, 1998, the Commission declared the effectiveness of the Company's Registration Statement on Form SB-2 (the "Registration Statement"), file number 333-52279. The Registration Statement covered 2,600,000 shares of the Company's Common Stock, and up to 390,000 additional shares of Common Stock that the Company granted Scott & Stringfellow, Inc., Interstate/Johnson Lane Corporation and Ferris, Baker Watts, Incorporated, as underwriters, under a 30-day option to purchase solely to cover over-allotments, if any. The offering commenced on July 17, 1998, the sale of the 2,600,000 shares of Common Stock closed on July 22, 1998, and the sale of an additional 230,000 shares of Common Stock covering the over-allotment closed on August 19, 1998.

                    The amount of Common Stock registered was 2,990,000  shares, and the aggregate price of the offering amount registered was $32,890,000. The amount of Common Stock sold was 2,830,000 shares, and the aggregate offering price of the amount sold was $28,300,000.

                    Reasonable estimates for the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the 2,830,000 shares of Common Stock described above are $1,981,000 in underwriting discounts and an estimated $180,000 in offering expenses, neither of which represent direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company. The net offering proceeds to the Company after deducting total discounts and estimated expenses was $26,139,000.

                    The net proceeds  from the shares of Common Stock offered as described above are being used for general corporate purposes, including financing the opening of additional banks, and to support the growth of assets and deposits.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the quarter ended June 30, 1998.

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits

                    27     Financial Data Schedule (filed electronically only).

            (b)     Reports on Form 8-K - none.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CARDINAL FINANCIAL CORPORATION



Date:  August 28, 1998                     /s/ L. Burwell Gunn, Jr.
                                           -------------------------------------
                                           L. Burwell Gunn, Jr.
                                           President and Chief Executive Officer



Date:  August 28, 1998                     /s/ Joseph L. Borrelli
                                           -------------------------------------
                                           Joseph L. Borrelli
                                           Chief Financial Officer