Form 10QSB
period 1998-09-30
CARDINAL FINANCIAL CORP
filed 1998-11-17
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                 [ ] Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-24557

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

                                 (703) 246-7343
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes __X__ No _____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          4,239,509 shares of common stock, par value $1.00 per share, outstanding as of September 30, 1998

                         CARDINAL FINANCIAL CORPORATION

                                TABLE OF CONTENTS

                                                                                                          Page No.

Part I.       Financial Information
         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Condition
                           September 30, 1998 and December 31, 1997..........................................3

                  Condensed Consolidated Statements of Income
                           Three Months and Nine Months Ended September 30, 1998.............................4

                  Condensed Consolidated Statement of Comprehensive Income
                           Three Months and Nine Months Ended September 30, 1998.............................5

                  Condensed Consolidated Statement of Changes in Shareholders' Equity
                           Nine Months Ended September 30, 1998..............................................6

                  Condensed Consolidated Statements of Cash Flows
                           Three Months and Nine Months Ended September 30, 1998.............................7

                  Notes to Condensed Consolidated Financial Statements.......................................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operation.........................................................10


Part II.      Other Information

         Item 1.  Legal Proceedings.........................................................................20

         Item 2.  Changes in Securities and Use of Proceeds.................................................20

         Item 3.  Defaults Upon Senior Securities...........................................................20

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................20

         Item 5.  Other Information.........................................................................20

         Item 6.  Exhibits and Reports on Form 8-K..........................................................20

                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                        (In thousands, except share data)

                                                                            September 30,             December 31,
                                                                                 1998                     1997
                                                                          ------------------        -----------------
ASSETS                                                                       (unaudited)
Cash and cash equivalents                                                      $ 34,004                 $  4,283

Securities available for sale                                                    15,577                        -

Loans, net of unearned discount and deferred loan fees                            3,148                        -
Less: Allowance for loan losses                                                      41                        -
                                                                          ------------------        -----------------
                                                                                  3,107                    4,283

Subscriptions receivable                                                              -                    4,510
Premises and equipment, net                                                       1,327                        -
Accrued interest receivable and other assets                                        168                        3
                                                                          ------------------        -----------------

    Total Assets                                                               $ 54,183                 $  8,796
                                                                          ==================        =================


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                       $ 18,335                 $      -
Accrued interest payable and other liabilities                                      345                      245
                                                                          ------------------        -----------------

   Total Liabilities                                                             18,680                      245


Common stock, $1 par value, 50,000,000 shares
   authorized, 4,239,509 outstanding in 1998 and
   1,174,988 outstanding in 1997                                                  4,240                    1,175
Uncollected subscriptions receivable                                                  -                    (100)
Additional paid in capital                                                       32,327                    7,621
Accumulated deficit                                                             (1,085)                    (145)
Accumulated other comprehensive income                                               21                        -
                                                                          ------------------        -----------------

   Total Shareholders' Equity                                                    35,503                    8,551
                                                                          ------------------        -----------------

   Total Liabilities and Shareholders' Equity                                  $ 54,183                 $  8,796
                                                                          ==================        =================

See accompanying notes to interim financial statements.

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three Months               Nine Months
                                                                              Ended                      Ended
                                                                           September 30,              September 30,
                                                                               1998                       1998
                                                                         -----------------          -----------------
INTEREST AND DIVIDEND INCOME
Loans                                                                    $     30,918               $     34,662
Investment securities                                                          74,547                     75,467
Interest bearing deposits                                                     484,196                    713,230
                                                                         -----------------          -----------------

     Total Interest and Dividend Income                                       589,661                    823,359


INTEREST EXPENSE
Deposits                                                                      144,877                    151,525
Borrowings                                                                          -                      1,616
                                                                         -----------------          -----------------

     Total Interest Expense                                                   144,877                    153,141
                                                                         -----------------          -----------------

     NET INTEREST INCOME                                                      444,784                    670,218

Provision for loan losses                                                      37,960                     40,970
                                                                         -----------------          -----------------

     Net interest income after provision for loan losses                      406,824                    629,248


NON-INTEREST INCOME
Service fees                                                                    1,156                      1,172
Other income                                                                    8,816                      9,502
                                                                         -----------------          -----------------

     Total Non-Interest Income                                                  9,972                     10,674


NON-INTEREST EXPENSE
Salary and benefits                                                           399,549                    777,572
Occupancy                                                                      57,278                    127,112
Professional fees                                                              97,189                    226,724
Other operating expenses                                                      297,017                    448,471
                                                                         -----------------          -----------------

     Total Non-Interest Expense                                               851,033                  1,579,879

     Net loss before income taxes                                           (434,237)                  (939,957)

Provision for income taxes                                                          -                          -

     NET LOSS                                                            $  (434,237)               $  (939,957)
                                                                         =================          =================

     Basic and diluted loss per share                                    $     (0.12)               $     (0.45)

     Weighted-average shares outstanding                                    3,523,531                  2,109,041

See accompanying notes to interim financial statements.

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                             Three Months           Nine Months
                                                                                 Ended                 Ended
                                                                             September 30,          September 30,
                                                                                 1998                   1998
                                                                           ------------------    ------------------
Net loss                                                                     $ (434,237)           $ (939,957)
Other comprehensive income:
  Unrealized gain on securities available for sale                                20,831                20,831
                                                                           ------------------    ------------------

Comprehensive income                                                         $ (413,406)           $ (919,126)
                                                                           ==================    ==================


See accompanying notes to interim financial statements.

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)


                                                                                       Accumulated
                                                        Additional                        Other         Uncollected
                                            Common        Paid-in     Accumulated     Comprehensive     Subscription
                                             Stock        Capital       Deficit          Income          Receivable      Total
                                         -------------- ------------ --------------- ----------------  --------------- -----------

BALANCE, DECEMBER 31, 1997             $     1,175         7,621          (145)                -            (100)         8,551

Issuance of 234,521 shares of common
   stock par value $1, at $7.50 per
   share, net of costs                         235         1,525              -                -                -         1,760

Issuance of 2,830,000 shares of
   common stock par value $1, at
   $10.00 per share, net of costs            2,830        23,181              -                -                -        26,011

Payment of subscription receivable               -             -              -                -              100           100

Change in unrealized gain on
   securities available for sale                 -             -              -               21                -            21

Net loss                                         -             -          (940)                -                -         (940)
                                         -------------- ------------ --------------- ----------------  --------------- -----------

BALANCE, SEPTEMBER 30, 1998            $     4,240        32,327        (1,085)               21                -        35,503
                                         ============== ============ =============== ================  =============== ===========




See accompanying notes to interim financial statements.

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Three Months           Nine Months
                                                                                 Ended                 Ended
                                                                             September 30,         September 30,
                                                                                 1998                  1998
                                                                           ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $  (434)              $  (940)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                   72                    98
      Provision for loan losses                                                      38                    41
      Increase in accrued interest receivable and other assets                     (18)                 (165)
      Increase (decrease) in accrued interest payable and other
       liabilities                                                                 (11)                   100
                                                                           ------------------    ------------------
      NET CASH USED IN OPERATING ACTIVITIES                                       (354)                 (866)
                                                                           ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of premises and equipment                                             (222)               (1,425)
   Purchase of securities available for sale                                   (15,316)              (15,556)
   Net increase in loan portfolio                                               (2,811)               (3,148)
                                                                           ------------------    ------------------
      NET CASH USED IN INVESTING ACTIVITIES                                    (18,349)              (20,129)
                                                                           ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                      13,534                18,335
   Proceeds from stock issuance, net                                             26,010                27,771
   Decrease in subscription receivables                                               -                 4,610
                                                                           ------------------    ------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                  39,544                50,716
                                                                           ------------------    ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        20,841                29,271
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                         13,162                 4,283
                                                                           ------------------    ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 34,003              $ 34,004
                                                                           ==================    ==================


Supplemental disclosure of cash flow information
   Cash paid during period for interest:                                       $    149              $    158

See accompanying notes to interim financial statements.

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly owned subsidiary, Cardinal Bank, N.A.

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Prospectus dated July 17, 1998 that is part of the Company's Registration Statement on Form SB-2 (Registration No. 333-52279) and that was filed with the Securities and Exchange Commission on July 20, 1998 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance available for losses incurred on loans. It is established through charges to earnings in the form of provisions for loan losses. Loan losses are charged to the allowance for loan losses when a determination is made that collection is unlikely to occur. Recoveries are credited to the allowance at the time that cash is received.

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

         The Company funded its start-up and organizational costs through a private offering (the "Private Offering") of 1,409,509 shares of its common stock, par value $1.00 per share (the "Common Stock"), in the fourth quarter of 1997 and the first quarter of 1998. The total proceeds to the Company in the Private Offering were $10.6 million, of which $8.0 million was used to capitalize the Bank. In addition, the Company raised additional capital for general corporate purposes and to support the growth of assets and deposits through a public offering (the "Public Offering") of 2,830,000 shares of Common Stock in the third quarter of 1998. The total proceeds to the Company in the Public Offering were $26.1 million, after deducting underwriting discounts and expenses.

         The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company as of September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998. This discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this report. Since principal banking operations commenced on June 8, 1998, a comparison of the September 30, 1998 results (when banking operations were in progress) to those of September 30, 1997 (prior to the Company's formation) is not meaningful.

Results of Operations

         Total assets of the Company increased to $54.2 million at September 30, 1998, compared to $8.8 million at December 31, 1997, representing an increase of $45.4 million. The increase is primarily attributable to the receipt of $1.5 million in proceeds from the Private Offering, the $26.1 million in proceeds from the Public Offering and deposits of $18.3 million. Total loans at September 30, 1998 were $3.1 million (see Table I for loan portfolio detail), and the investment portfolio at September 30, 1998 was $15.6 million. Included in cash and cash equivalents are $32.5 million of Fed Funds Sold.

         Net loss for the three months and the nine months ended September 30, 1998 was $434.2 thousand or $0.12 per share and $940.0 thousand or $0.45 per share, respectively. While implementing its growth strategy, the Company does not anticipate profitable operations on a consolidated basis through at least December 31, 1999.

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on interest bearing assets and the interest paid on deposits and other interest bearing liabilities. Net interest income for the three months and the nine months ended September 30, 1998 totaled $444.8 thousand and $670.2 thousand, respectively.

         The Company's net interest margin for the three months and the nine months ended September 30, 1998 was 4.33% and 4.66%, respectively. Average earning assets for the three and nine months ended September 30, 1998 were $43.1 million and $22.8 million, respectively. The growth in earning assets can be attributed to the investment of the proceeds of the Public Offering and deposits. Table II presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of interest income and interest expense.

         The provision for loan losses for the three months and the nine months ended September 30, 1998 was $38.0 thousand and $41.0 thousand, respectively. A provision for loan losses was recorded even though the Company's short history reflects no loan losses or any material trends in past due loans. Due to the Company's short history, management is currently maintaining a loan loss allowance comparable to its peers. The allowance for loan losses at September 30, 1998 was $41.0 thousand. The current ratio of the allowance for loan losses to loans is 1.30%. The amounts of loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

         The Company recorded limited non-interest income due to the start-up nature of its business. Non-interest income for the three months and the nine months ended September 30, 1998 was $10.0 thousand and $10.7 thousand, respectively. These amounts reflect the service charges on deposit accounts and fees on miscellaneous bank services.

         Non-interest expense for the three months and the nine months ended September 30, 1998 totaled $851.0 thousand and $1.58 million, respectively. These expenses are being incurred in support of the Company's growth and consist of salaries and benefits, occupancy, professional fees and other operating expenses.

Capital Resources

         Shareholders' equity at September 30, 1998 was $35.5 million compared to $8.6 million at December 31, 1997. The growth in shareholders' equity is attributable to the receipt of proceeds from the Private Offering and proceeds from the Public Offering, reduced by accumulated losses.

         At September 30, 1998, the Company's tier 1 and total risk-based capital ratios were 254.1% and 254.4%, respectively. The Company's leverage ratio was 82.3% at September 30, 1998. Comparative ratios at December 31, 1997 are not meaningful since the Bank did not commence operations until June 8, 1998. Table III reflects the components of regulatory capital. The Company's capital structure places it well above minimum regulatory requirements. The
Company maintains a strong capital base in order to implement its growth strategy, which includes the funding of three additional bank subsidiaries and an investment securities subsidiary as well as ensuring that it has the resources to protect against the risks inherent in its business.

Liquidity

         Liquidity provides the Company with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. At
September 30, 1998, cash, cash equivalents and securities available for sale totaled $49.6 million, representing 91.5% of total assets. Table IV reflects the details of the available-for-sale portfolio. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

Interest Rate Sensitivity

         An important element of asset/liability management is the monitoring of the Company's sensitivity to interest rate movements. In order to measure the effect of interest rates on the Company's net interest income, management takes into consideration the expected cash flows from the securities and loan portfolios and the expected magnitude of the repricing of specific asset and liability categories. Management evaluates interest sensitivity risk and then formulates guidelines to manage this risk based upon its outlook regarding the economy, forecasted interest rate movements and other business factors. Management's goal is to maximize and stabilize the net interest margin by limiting exposure to interest rate changes.

         The data in Table V reflects re-pricing or expected maturities of various assets and liabilities at September 30, 1998. This gap represents the difference between interest sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar re-pricing characteristics will re-price at the same time and to the same degree. Given the Company's short history and anticipated growth, management has maintained a high positive short-term gap.

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

         The Company has a Year 2000 compliance program where it reviews the Year 2000 issues that may be faced by its third-party vendors. Under such program, the Company is examining the need for modifications or replacement of all non-Year 2000 ready software. Because the Company is new, it has had the opportunity to screen its third-party vendors and those it has chosen either are Year 2000 ready or are in the process of becoming Year 2000 compliant. All of the Company's data processing vendor contracts have Year 2000 clauses, which allow the Company to test for compliance and to cancel without penalty if a vendor does not meet its Year 2000 compliance plan. The Company's Year 2000 compliance program provides that all critical data processing applications will be tested beginning in November 1998 and that testing will be completed on or before March 31, 1999. If any software is not Year 2000 ready at March 31, 1999, the vendor contract can be terminated and an alternative vendor can be selected. The Company has identified alternative vendors, should they be necessary. The Company's loan policy includes Year 2000 risk management parameters, and it has no Year 2000 credit risk at this time.

         The Company does not currently expect that the cost of its Year 2000 compliance program, including possible remediation costs, will be material to its financial condition and expects that it will satisfy such compliance program without material disruption of its operations. The costs that the Company anticipates incurring will be for testing of vendor Year 2000 compliance. The Company will utilize internal staff for this purpose, as well as a third-party vendor as necessary. The Company does not separately track the internal costs incurred for its Year 2000 compliance program, and such costs are principally the related payroll costs for its test team. In the event that the Company's significant vendors, including its correspondent, the Federal Reserve Bank of Richmond, do not successfully and timely achieve Year 2000 compliance, however, the Company's business, results of operations or financial condition would be adversely affected.

         The Company's contingency plan will be based on the ability to replace mission critical vendors that do not achieve Year 2000 compliance. Alternate vendors have been identified and, should any of the Company's existing vendors not certify Year 2000 compliance by March 31, 1999, the Company will proceed with plans to move to alternate vendors and to establish a contingency plan for handling the Company's Year 2000 exposure.

         The Company is subject to periodic review by its primary regulator, the Office of the Comptroller of the Currency, for the purpose of determining that the Company does have a Year 2000 plan and that it is in fact adhering to it.

Forward Looking Statements

         This report contains certain forward-looking statements, which can be identified by the use of forward-looking terminology such as "may, " "will, " "expect, " "anticipate, " "estimate, " or "continue, " or the negative thereof or other comparable terminology. The Company cautions readers that certain important factors, including, among others, problems with technology utilized by the Company as described above, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results in 1998 and beyond to differ materially from those expressed in any forward-looking statements in this report. Reference is made to the "Risk Factors" section of the Prospectus dated July 17, 1998 that is part of the Company's Registration Statement on Form SB-2 (Registration No. 333-52279) and that was filed with the Securities and Exchange Commission on July 20, 1998 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, for a description of certain of these important factors.

                                     TABLE I


                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                                    Net Loans
                                 (In thousands)


                                                   September 30,
                                                        1998
                                                   -------------
                                                    (Unaudited)

Commercial                                               $621
Real estate - commercial                                  369
Real estate - mortgage                                  1,235
Home equity lines                                         475
Consumer                                                  451
                                                       ------

Gross loans                                            $3,151

Less: unearned income, net                                (3)
Less: allowance for loan loss                            (41)
                                                       ------

Total net loans                                        $3,107
                                                       ======

                                    TABLE II


                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES
                                 (In thousands)
                                   (Unaudited)

                                                                   Three Months Ended                       Nine Months Ended
                                                                   September 30, 1998                       September 30, 1998

                                                               Average               Average          Average                Average
                                                               Balance   Interest     Rate            Balance    Interest     Rate
                                                             -------------------------------        --------------------------------
ASSETS

INTEREST EARNINGS ASSETS:
Investment securities available for sale                      $4,977       $75        5.86%            $1,697       $75        5.86%

Loans:
          Commercial                                             597        13        8.75%               235        17        9.51%
          Real Estate                                            422        10        9.23%               142        10        9.23%
          Consumer                                               230         8       12.95%                79         8       12.93%
                                                             -----------------------------------------------------------------------
                    Total Loans                                1,249        31        9.69%               456        35       10.02%

Federal funds sold                                            34,557       484        5.48%            17,422       713        5.40%

                                                             -----------------------------------------------------------------------
Total Interest Earning Assets                                 40,783       590        5.66%            19,575       823        5.55%

NON-INTEREST EARNINGS ASSETS:
Cash and due from banks                                        1,044                                      407
Premises and equipment, net                                    1,202                                      630
Allowance for Loan Losses                                       (10)                                       (3)
Accrued interest receivable and other assets                      97                                    2,197

                                                            ------------------------------------------------------------------------
Total Non-Interest Earning Assets                              2,333                                    3,231

TOTAL ASSETS                                                 $43,116                                  $22,806
                                                            ========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

INTEREST-BEARING LIABILITIES
Interest Bearing Deposits:
          Interest checking                                     $662        $4        2.09%              $244        $4        2.10%
          Money markets                                        4,639        45        3.78%             1,613        46        3.78%
          Statement savings                                      130         1        2.93%                44         1        2.93%
          Certificates of deposit                              6,629        96        5.64%             2,356       102        5.70%
                                                            ------------------------------------------------------------------------
                    Total Interest-Bearing Deposits           12,060       145        4.70%             4,257       153        4.74%

                                                            ------------------------------------------------------------------------
Total Interest Bearing Liabilities                            12,060       145        4.70%             4,257       153        4.74%

NON-INTEREST BEARING LIABILITIES
Demand deposits                                                1,520                                      532
Accrued interest payable and other liabilities                   326                                      184

                                                            ------------------------------------------------------------------------
Total Non-Interest Bearing Liabilities                         1,846                                      716

                                                            ------------------------------------------------------------------------
Total Liabilities                                            $13,906                                   $4,973

                                                            ------------------------------------------------------------------------
Total Shareholders' Equity                                   $29,210                                  $17,833

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $43,116                                  $22,806
                                                            ------------------------------------------------------------------------

Interest Spread                                                                       0.96%                                    0.81%
                                                                          -----------------                        -----------------

Net Interest Margin                                                       $445        4.33%                        $670        4.66%
                                                                          =================                        =================

Cost to Fund Earning Assets                                                           1.32%                                    0.89%
                                                                                  ---------                                ---------

                                   TABLE III

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                               Capital Components
                            As of September 30, 1998
                                 (In thousands)


                                                                                                                    To Be Well
                                                                                                                Capitalized Under
                                                                                     For Capital                Prompt Corrective
                                                             Actual               Adequacy Purposes             Action Provisions
                                                       -------------------     ----------------------        -----------------------
                                                        Amount      Ratio        Amount        Ratio           Amount        Ratio
                                                        ------      -----        ------        -----           ------        -----
    Total capital to risk weighted assets              $35,522      254.4%     >= $1,117     >=  8.00%       >= $1,396     >=  10.0%
    Tier I capital to risk weighted assets              35,481      254.1%     >=    559     >=  4.00%       >=    838     >=   6.0%
    Leverage ratio tier I capital to quarterly
      average assets                                    35,481       82.3%     >=  1,724     >=  4.00%       >=  2,156     >=   5.0%


                                    TABLE IV

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                         Securities - Available for Sale
                            As of September 30, 1998
                                 (In thousands)
                                   (Unaudited)


                                                                             Amortized       Market      Unrealized       Average
                                                              Par Value         Cost         Value       Gain/(Loss)       Yield
                                                              -------------------------------------------------------------------
U.S. Government Agencies
     Within one year                                              $300           297           297             -           5.34%
     One to five years                                          14,000        14,005        14,022            17           5.63%
     Five to ten years                                             500           502           506             4           5.81%
     After ten years                                                 -             -             -             -              -
---------------------------------------------------------------------------------------------------------------------------------
                Total U.S Government Agencies                  $14,800        14,804        14,825            21           5.59%
---------------------------------------------------------------------------------------------------------------------------------

Mortgage-Backed Obligations
     Within one year                                                 -             -             -             -              -
     One to five years                                             496           512           512             -           6.79%
     Five to ten years                                               -             -             -             -              -
     After ten years                                                 -             -             -             -              -
---------------------------------------------------------------------------------------------------------------------------------
                Total Mortgage-Backed Obligations                 $496           512           512             -           6.79%
---------------------------------------------------------------------------------------------------------------------------------

Other Securities
     Within one year                                                 -             -             -             -              -
     One to five years                                               -             -             -             -              -
     Five to ten years                                               -             -             -             -              -
     After ten years                                               240           240           240             -           6.00%
---------------------------------------------------------------------------------------------------------------------------------
               Total Other Securities                             $240           240           240             -           6.00%
---------------------------------------------------------------------------------------------------------------------------------
               Total Securities Available for Sale             $15,536        15,556        15,577            21           6.13%


                                    TABLE V

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                     Interest Rate Sensitivity Gap Analysis
                            As of September 30, 1998
                                 (In thousands)
                                   (Unaudited)

                                                              1-90       91-180       181-365        1-5        Over 5
                                                              Days        Days         Days         Years        Years        TOTAL
ASSETS
Investment Securities
U.S. Government agency securities                                 -      13,311        1,008          506           -       $14,825
Mortgage-backed securities                                        -           -            -          512           -           512
Other securities                                                  -           -            -            -         240           240
Total Investment Securities                                       -      13,311        1,008        1,018         240        15,577
Federal Funds Sold                                           32,546                                                          32,546
Loans
Variable rate loans                                           1,088           -        1,174          551           -         2,813
Fixed rate loans                                                125           -           22          119          73           339
Total Gross Loans                                             1,213           -        1,196          670          73         3,152
Total Earning Assets                                         33,759      13,311        2,204        1,688         313       $51,275
Cumulative Rate Sensitive Assets                             33,759      47,070       49,274       50,962      51,275

Liabilities and Shareholders' Equity
Deposits
Demand deposits                                               3,742           -            -            -           -        $3,742
Interest checking                                               782           -            -            -           -           782
Statement savings                                               177           -            -            -           -           177
Money market accounts                                         4,227           -            -            -           -         4,227
Certificates of deposit                                          84       1,056        8,025          241           -         9,406
Total Deposits                                                9,012       1,056        8,025          241           -        18,334
Other liabilities                                                 -           -            -            -           -             -
Total Interest Bearing Liabilities                            9,012       1,056        8,025          241           -       $18,334
Cumulative Rate Sensitive Liabilities                         9,012      10,068       18,093       18,334      18,334

Gap                                                          24,747      12,255      (5,821)        1,446         313
Cumulative Gap                                               24,747      37,002       31,181       32,628      32,941
Gap/ Total Assets                                            45.67%      22.62%      -10.74%        2.67%       0.58%
Cumulative Gap/ Total Assets                                 45.67%      68.29%       57.55%       60.22%      60.80%


                          PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings

             Not applicable.

Item 2.      Changes in Securities and Use of Proceeds

             Not applicable.

Item 3.      Defaults Upon Senior Securities

             Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.

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


                                           CARDINAL FINANCIAL CORPORATION



Date:  November 16, 1998                    /s/ L. Burwell Gunn, Jr.
                                           -------------------------------------
                                           L. Burwell Gunn, Jr.
                                           President and Chief Executive Officer



Date:  November 16, 1998                    /s/ Joseph L. Borrelli
                                           -------------------------------------
                                           Joseph L. Borrelli
                                           Chief Financial Officer