Form 10KSB40
period 1998-12-31
CARDINAL FINANCIAL CORP
filed 1999-04-01
CIK 1060523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission file number 0-24557

                         CARDINAL FINANCIAL CORPORATION
                 (Name of Small Business Issuer in its Charter)

                     Virginia                             54-1874630
           (State or Other Jurisdiction                (I.R.S. Employer
        of Incorporation or Organization)             Identification No.)

                10641 Lee Highway
                Fairfax, Virginia                            22030
     (Address of Principal Executive Offices)             (Zip Code)

                                 (703) 934-9200
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $1.00 par value
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                            Yes __X__   No _____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

         The issuer's revenues for the fiscal year ended December 31, 1998 were $1,590,608.

         The aggregate market value of the voting stock held by non-affiliates (as of December 31, 1998) computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 25, 1999 was $25,489,750.

         The number of shares outstanding of Common Stock, as of March 31, 1999 was 4,239,509.

                                TABLE OF CONTENTS


                                     PART I

                                                                                                         Page
Item 1.      Description of Business...................................................................... 3

Item 2.      Description of Property......................................................................16

Item 3.      Legal Proceedings............................................................................16

Item 4.      Submission of Matters to a Vote of Security Holders..........................................16


                                PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.....................................17

Item 6.      Management's Discussion and Analysis of Financial Condition
             and Results of Operation.....................................................................17

Item 7.      Financial Statements.........................................................................29

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......................................................29


                               PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............................................29

Item 10.     Executive Compensation.......................................................................29

Item 11.     Security Ownership of Certain Beneficial Owners and Management...............................30

Item 12.     Certain Relationships and Related Transactions...............................................30

Item 13.     Exhibits, List and Reports on Form 8-K.......................................................30


                                     PART I

Item 1.      Description of Business

General

         Cardinal Financial Corporation is a bank holding company headquartered in Fairfax, Virginia which currently operates Cardinal Bank, N.A. ("Cardinal Bank") in Fairfax, Virginia and intends to organize and establish three community banks ("Additional Banks") in the Manassas/Prince William County, Reston/Loudoun County and Alexandria/Arlington County markets in northern Virginia. Collectively, these markets are among the most affluent and fastest growing areas in Virginia.

         The Company intends to pursue a community banking strategy by offering a broad range of banking products to individuals, professionals and small to medium-sized businesses, with an emphasis on personalized service and local decision-making authority. Management's expansion strategy includes attracting experienced local management teams who will have significant decision-making authority at the local bank level and local independent boards of directors consisting of individuals with strong community affiliations and extensive business backgrounds and business development potential in the identified markets. Each management team will operate in a manner that provides responsive, personalized services. The Company will provide credit policies and procedures as well as centralized back office functions to provide corporate, technological and marketing support to the Banks.

         The Company was formed in late 1997, principally in response to perceived opportunities resulting from the takeovers of several Virginia-based banks by regional bank holding companies. Since January 1, 1997, numerous community banks headquartered in northern Virginia have been acquired. Collectively, these banks had deposits of approximately $1.0 billion. Moreover, in 1997 and 1998 four statewide banks, Crestar Bank, Central Fidelity National Bank, Signet Bank, N.A. and Jefferson National Bank, with substantial northern Virginia operations were acquired by large out-of-state bank holding companies.

         In the Company's market area, the bank consolidations have been accompanied by the dissolution of local boards of directors and relocation or termination of management and customer service professionals. The Company believes that local industry consolidation has disrupted customer relationships as the larger regional financial institutions increasingly focus on larger corporate customers, standardized loan and deposit products and other services. Generally, these products and services are offered through less personalized delivery systems, which has created the demand for high quality, personalized services to small and medium-sized businesses and professionals. In addition, consolidation in the local market has created opportunities to attract experienced bankers. Bank acquisitions have dislocated experienced and talented management personnel due to the elimination of redundant functions and the drive to achieve cost savings. Additionally, uncertainty over possible future acquisitions has helped enable the Company to attract officers from banks that have not been acquired. As a result of these factors, management believes the Company has a rare opportunity to attract its targeted banking customers and experienced management personnel within the Company's identified markets.

         Initial Capitalization of the Company. The Company raised $10.57 million from the sale of Common Stock in a private placement. Proceeds of such private placement were used in part for organizational and pre-opening expenses, and proceeds totaling $8.0 million were used to capitalize Cardinal Bank, which opened on June 8, 1998. In the summer of 1998 the Company raised $26.0 million, net, in a Public Offering of Common Stock. The Company intends to use the proceeds of the Public

Offering to open the Additional Banks by capitalizing such banks and seeking local deposits to fund loan growth. The Company anticipates the Additional Banks will open during 1999. The order in which the Additional Banks open, and their respective opening dates, may be influenced by a variety of factors, including the availability of suitable sites and the receipt of regulatory approvals.

         Experienced Board and Management. The Company's Board of Directors consists of 10 individuals, seven of whom formerly were founding directors of First Patriot Bankshares Corporation, the holding company for Patriot National Bank, headquartered in Reston, Virginia. First Patriot was organized in 1990 and in 1997 was acquired by an out-of-state bank holding company. John H. Rust, Jr., the Company's Chairman, served as Chairman of First Patriot. Company directors who were former First Patriot directors include the chairs of First Patriot's loan, audit, strategic planning, compensation and marketing committees. Until he joined the Company in late 1997, L. Burwell Gunn, Jr., the Company's President and Chief Executive Officer, served as Executive Vice President and Commercial Division head for the Greater Washington Region for Crestar Bank. The last 13 years of Mr. Gunn's 25 year career with Crestar all involved service in the northern Virginia area. Each of the Company's eight other executive officers has extensive banking experience in northern Virginia. See Item 9., "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Excahnge Act" below.

Strategy of the Company

         The Company's business strategy is to successfully penetrate selected northern Virginia markets by operating a locally-oriented organization of independently managed community banks. The major elements of this strategy include:

o Expand the Company's market share in the central Fairfax County market through Cardinal Bank;
o Establish loan production offices in the Company's three additional identified markets in anticipation of future openings of the Additional Banks;
o Target small and medium-sized business customers, professionals and individuals that demand the attention and service which a community-oriented bank is well suited to provide;
o Deliver a broad array of modern banking products and services using up-to-date technology and a decentralized operating strategy with local decision-making; and
o Maintain centralized support functions, including back office operations, credit policies and procedures, investment portfolio management, administration, and human resources and training to maximize operating efficiencies and facilitate responsiveness to customers. Each of the Additional Banks will operate with a uniformity of service and products that will be associated with the "Cardinal" name.

         Management intends to gain market share by attracting customers through a superior level of prompt and personalized banking service. The goal of the Company's organizers and management is to create a customer-driven financial institution that provides high value to its customers by delivering customized, quality products and services. Management believes that such an institution will appeal to customers who prefer to conduct their banking business with a locally-managed financial institution that demonstrates both a genuine interest in their financial affairs and an ability to cater to their financial needs.

         The Company's directors and executive officers have made a significant investment in the Company. This financial commitment by management, coupled with the Company's strategy, is intended to result in an organization that is focused on creating shareholder value.

         Decentralized Operating Strategy. The foundation of the Company's strategy is to operate a multi-community bank organization which emphasizes decision-making at the local bank level combined with strong corporate, technological, marketing, financial and managerial support. The Company's operating model is for each bank to operate with local management and boards of directors consisting of individuals with extensive knowledge of the local community and the authority to make credit decisions. The Company believes this operating strategy will enable the Banks to attract customers who wish to conduct their business with a locally owned and managed institution with strong ties and an active commitment to the community.

         Centralized Corporate Support. The Company will provide oversight and various services to the Banks, including technology, finance and accounting, human resources, credit administration, internal audit, compliance, loan review, marketing, retail administration, administrative support, policies and procedures, product development and item processing. By providing such services and oversight, the Company expects not only to achieve monetary savings, compared to the costs if the Banks were individually responsible for such functions, but also expects to achieve a uniformity of operations and service that will be associated with the "Cardinal" name in the Company's northern Virginia markets. The Banks' principal focus will be to generate deposits and loans. This corporate support system will enable the Company to achieve administrative economies of scale while capitalizing on the responsiveness to client needs of its decentralized community bank network. With the support from its significant investment in infrastructure, particularly a management information system which will link the Company to the Banks and facilitate data processing, compliance, and reporting requirements, the Company believes it has the operational and administrative capacity to accommodate the Additional Banks and effectively manage the Company's growth for the foreseeable future.

Growth Strategy

         The Company intends to focus on the development of the Additional Banks and the growth of Cardinal Bank. Each Bank's growth is expected to come from within such Bank's primary service area through loan and deposit business. The Company will focus on acquiring market share, particularly from large bank holding companies, by emphasizing local management and decision-making and through delivering personalized services to business customers and individuals. Specifically, the Company's competitive strategy will consist of approving loan requests quickly with a local loan committee, operating with flexible, but prudent, lending policies, personalizing service by establishing a long-term banking relationship with the customer, and maintaining the requisite personnel to ensure a high level of service. While the Company does not currently intend to actively search for expansion opportunities beyond its designated markets, the Company may consider opportunities that arise from time to time, which could occur through acquisitions of existing institutions or branches. The Company has no specific acquisition plans at the current time other than the establishment of the Additional Banks.

         The Company intends to organize and open three additional community banks in northern Virginia and anticipates that all such banks will be national banks. Each of the Additional Banks will operate under the "Cardinal" name with appropriate modifiers to denote its distinct market area.

         Management of the Company has identified individuals who will serve as the presidents of the Additional Banks, as well as additional individuals who will serve on the local board of directors. The Company believes that a management team that is familiar with the needs of its community can provide higher quality personalized service to its customers. The local management team will have a significant amount of decision-making authority and will be accessible to its customers. As a result of the consolidation trend in the northern Virginia area, the Company's management believes there are significant opportunities to attract experienced bank managers who would like to join an institution promoting a community banking concept.

         In addition, in anticipation of opening the Additional Banks, the Company has established through its Cardinal Bank subsidiary, loan production offices in Manassas and the Reston area of Fairfax County to establish customer relationships, brand awareness and a pipeline of loan business. The Company also expects to open a loan production office in Alexandria, Virginia. The loan production offices are or will be staffed by personnel who will ultimately be employed by the respective Additional Banks when they open for business. Loans originated in the loan production offices are expected to be transferred by Cardinal Bank to the respective Additional Banks when they are opened.

         Each Bank will have a local board of directors which will be comprised of prominent members of the community, including business leaders and professionals. These directors not only will operate the Banks, but also will act as ambassadors of their respective Banks within the community and will be expected to promote the business development of each bank. The directors and officers of the Company and the proposed directors of the Additional Banks are active in the civic, charitable and social organizations located in the local communities. It is anticipated that members of the local management teams will hold leadership positions in a number of community organizations, and continue to volunteer for other positions in the future.

         The Company believes that each Bank's ability to compete with other financial institutions in its respective market area will be enhanced by its posture as a locally managed bank with a broad base of local ownership. The proposed directors of each of the Additional Banks, most of whom reside or work in the market area in which their respective Banks will operate, own a significant amount of Common Stock. The Company believes that local ownership of the Company's Common Stock is a highly effective means of attracting customers and fostering loyalty to the Banks.

Market Areas

         The target market includes areas in and around Fairfax County including the independent cities of Fairfax and Alexandria, as well as Arlington County, Manassas, and Prince William and Loudoun counties. Interstates 95, 495, and 66 all pass through the market area and provide efficient access to other regions of the state. Prominent local newspapers, the Washington Post and Washington Times, and a number of radio and television stations provide diverse media outlets. The broad exposure of television, print media and radio offer several opportunities to explore effective advertising and public relations avenues for the Company.

         The Company plans to establish banking operations in four locations in the broad target market, each representing a separate market. These distinct, but contiguous markets are: (1) the City of Fairfax and central Fairfax County;
(2) the City of Manassas and Prince William County; (3) the City of Alexandria and Arlington County; and, (4) Reston and Herndon (both in western Fairfax County), together with Loudoun County. As of 1997, Fairfax County, the city of Fairfax, Prince William County, the city of Manassas, Arlington County, the city of Alexandria and Loudoun County each ranked in the top ten for Virginia in median household income, and collectively the population of the area represented 24.4% of the state's total population. State income tax receipts for the area represented 37.9% of the total income tax receipts collected by Virginia in 1995.

The Banks

         Cardinal Bank opened on June 8, 1998, and the Company intends to open the Additional Banks by capitalizing each of the Additional Banks with approximately $7.0 million and seeking local deposits to fund loan growth.

         The Banks will engage in the commercial banking business in their respective communities. The Company believes that there is a demand for, and that the northern Virginia communities described herein will support, new locally operated community banks. Although the Company could obtain a banking presence in the identified markets by opening branch offices of Cardinal Bank, management of the Company believes that separate banks with their own local boards of directors and their own policies, tailored to the local market, is a preferable approach. Each Bank will provide personalized banking services, with emphasis on the financial needs and objectives of individuals, professionals and small to medium-sized businesses. Additionally, substantially all credit and related decisions will be made by the Banks' local management and board of directors, thereby facilitating prompt response.

         The principal business of each Bank will be to accept deposits from the public and to make loans and other investments. The principal sources of funds for each Bank's loans and investments are expected to be demand, time, savings and other deposits, repayment of loans, and borrowings. In addition, a portion of the net proceeds of the Public Offering, once contributed to the capital of each Additional Bank, will be used by each Additional Bank to fund loans. The principal source of income for each Bank is expected to be interest collected on loans and other investments. The principal expenses of each Bank are expected to be interest paid on savings and other deposits, employee compensation, office expenses, and other overhead expenses. Initially, the Banks will not offer trust or fiduciary services.

         The Company is committed to providing high quality banking products and services to the Banks' customers and has made a significant investment in its advanced automated operating accounting system which supports virtually every banking function. The system provides the technology that fully automates the branches, processes bank transactions, mortgages, loans and electronic banking, conducts data base and direct response marketing, provides cash management solutions, streamlined reporting and reconciliation support as well as sales support.

         With this investment in technology, the Company offers Internet-based delivery products for both consumers and commercial customers. Customers can open accounts, apply for loans, check balances, check account history, transfer funds, download images of checks, pay bills, download active statements into QuickenTM or Microsoft MoneyTM, use interactive calculators and transmit e-mail with the Company over the Internet. This is an inexpensive way for the Company to expand its geographic borders and branch activities while providing the kind of services one would expect from the larger banks.

         The Company also offers customers the convenience of digital imaged checks that make it easy to reconcile statements, organize and store account information while streamlining the back office. Every item is imaged and available for inspection. Among the many features, check imaging allows for instant statement reconstruction for research which can be faxed or e-mailed directly to a customer's personal computer.

Customers

         Management believes that the recent bank consolidation within northern Virginia provides a significant opportunity to build a successful, locally-oriented franchise. Management of the Company further believes that many of the larger financial institutions do not emphasize a high level of personalized service to the small and medium-sized commercial, professional or individual retail customers. The Company intends to focus its marketing efforts on attracting small and medium-sized businesses and professionals, such as physicians, accountants and attorneys. Because the Company intends to focus on businesses and professionals, management believes that the majority of its loan portfolio will be in the commercial area with an emphasis placed on originating sound, profitable commercial and industrial loans secured by real estate, accounts receivable, inventory, property, plant and equipment.

         Although the Company expects to concentrate its lending to commercial businesses, management also anticipates that it will attract a significant amount of professional and consumer business. Management expects that many of its customers will be the principals of the small and medium-sized businesses for whom the Banks will provide banking services. Management intends to emphasize "relationship banking" in order that each customer will identify and establish a comfort level with bank officers who come to understand their customers' business and financial needs in depth. Management intends to develop its retail business with individuals who appreciate a higher level of personal service, contact with their lending officer and responsive decision-making. It is further expected that most of the Company's business will be developed through its lending officers and local boards of directors and by pursuing an aggressive strategy of making calls on customers throughout the market area.

Products and Services

         The Company intends to offer a broad array of banking products and services to its customers. The proceeds from the Offering will enable the Company to proceed to organize the Additional Banks. Cardinal Bank currently provides, and the Additional Banks are expected to provide, products and services that are substantially similar to those set forth below.

         Loans. Through each Bank, the Company intends to offer a wide range of short to long-term commercial and consumer loans, which are described in further detail below. The Company has established pre-determined percentage levels as targets for the division of the Company's loan portfolio across the various categories of loans. The Company expects that commercial loans, commercial mortgage loans, residential mortgage loans, consumer loans and credit card and other loans will account for approximately 35%, 20%, 30%, 8% and 7%, respectively, of its loan portfolio. The Company believes that this initial division reflects the current credit demands of its markets and provides a sufficient amount of diversification to avoid over-reliance on one category. The Company may adjust these levels from time to time as the credit demands of the community change and as each Bank's business evolves.

         Credit Policies. With respect to each Bank's loan portfolio, the Company will oversee credit operations while still granting local authority to each Bank. The Company's chief credit officer will be primarily responsible for maintaining a quality loan portfolio and developing a strong credit culture throughout the entire organization. The chief credit officer will be responsible for developing and updating the credit policies and procedures for the organization. The Board of Directors of any Bank may make exceptions to these credit policies and procedures as appropriate, but any such exception must be documented and made for sound business reasons.

         Credit quality will be controlled by the chief credit officer through compliance with the Company's credit policies and procedures. The Company's risk-decision process will be actively managed in a disciplined fashion to maintain an acceptable risk profile characterized by soundness, diversity, quality, prudence, balance and accountability. The Company's credit approval process will consist of specific authorities granted to the lending officers. Loans exceeding a particular lending officer's level of authority will be reviewed and considered for approval by an officers' loan committee and, then, a Bank's Board of Directors. In addition, the chief credit officer will work closely with each lending officer at the Bank level to ensure that the business being solicited is of the quality and structure that fits the Company's desired risk profile.

         Under its credit policies, the Company will generally limit the concentration of credit risk by a particular Bank in any loan or group of loans to 20% of that Bank's capital. Such concentration limit pertains to any group of borrowers related as to the source of repayment or any one specific industry. Furthermore, each Bank will establish limits on the total amount of that Bank's outstanding loans to one borrower, which will be set below legal lending limits. Any loan that a Bank proposes to make that will exceed such established limits will require the prior approval of the Company's Board of Directors.

         Commercial Loans. The Company expects to make commercial loans to qualified businesses in its market area. The Company's commercial lending will consist primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. The Company also expects to offer Small Business Administration guaranteed loans ("SBA loans") and factoring arrangements to certain of its customers.

         Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.

         To manage these risks, the Company's policy is to secure commercial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, the Company will actively monitor certain measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

         Commercial Mortgage Loans. The Company also expects to originate commercial mortgage loans. These loans are primarily secured by various types of commercial real estate, including office, retail, warehouse, industrial and other non-residential types of properties and are made to the owner and/or occupiers of such property. The Company expects these loans to have maturities generally ranging from one to 10 years.

         Commercial mortgage lending entails significant additional risk, compared with residential mortgage lending. Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. The Company's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and the Company generally requires personal guarantees or endorsements of borrowers. The Company also carefully considers the location of the security property.

         The Company expects that loan-to-value ratios for commercial mortgage loans will not exceed 75%, with higher ratios permitted if the borrower has unusually strong general liquidity, net worth and cash flow. Loan-to-value ratios will not exceed 85% or, if a SBA guaranty has been obtained, 90%.

         Residential Mortgage Loans. The Company expects that its residential mortgage loans will consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures. Management expects that the Company will make mortgage loans with a variety of terms, including fixed and floating or variable rates and a variety of maturities. Maturities for construction loans will generally range from six to 12 months for residential property and from 12 to 18 months for non-residential and multi-family properties.

         Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. These loans will be made consistent with the Company's appraisal policy and real estate lending policy, which will detail maximum loan-to-value ratios and maturities. Loans for owner-occupied property will generally be made with a loan-to-value ratio of up to 80% for first liens and 75% for junior liens. Higher loan-to-value ratios may be allowed based on the borrower's unusually strong general liquidity, net worth and cash flow. Loan-to-value ratios for home equity lines of credit will generally not exceed 75%. If the loan-to-value ratio exceeds 90% for residential mortgage loans, the Company will obtain appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

         Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, the Company limits loan-to-value ratios for residential property to 85% and for non-residential property and multi-family properties to 80%, in addition to its usual credit analysis of its borrowers.

         Management expects that the loan-to-value ratios described above will be sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss.

         Consumer Loans. The Company expects that its consumer loans will consist primarily of installment loans to individuals for personal, family and household purposes. The specific types of consumer loans expected to be made by the Banks include home improvement loans, debt consolidation loans and general consumer lending.

         Consumer loans may entail greater risk than residential mortgage loans do, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Company, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

         The Company's policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful analysis of the borrower. In evaluating consumer loans, the Company will require its lending officers to review the borrower's level and stability of income, past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Company will require that its banking officers maintain an appropriate margin between the loan amount and collateral value. The Company expects that many of its consumer loans will be made to the principals of the small and medium-sized businesses for whom the Banks provide banking services.

         Credit Card and Other Loans. The Company also expects to issue credit cards to certain of its customers. In determining to whom it will issue credit cards, the Company intends to evaluate the borrower's level and stability of income, past credit history and other factors. Finally, the Company expects to make additional loans that may not be classified in one of the above categories. In making such loans, the Company will attempt to ensure that the borrower meets the Company's credit quality standards.

         Deposits. Management intends to offer a broad range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. Management anticipates that the primary sources of deposits will be small and medium-sized businesses and individuals within an identified market. In each identified market, senior management will have the authority to set rates within specified parameters in order to remain competitive with other financial institutions. All deposits will be insured by the FDIC up to the maximum amount permitted by law. The Company expects to implement a service charge fee schedule, which will be competitive with other financial institutions in a Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

         Specialized Consumer Services. Management intends to offer specialized products and services to its customers, such as lock boxes, travelers checks and safe deposit services.

         Courier Services. The Company expects to offer courier services to its business customers. Courier services permit the Company to provide the convenience and personalized service its customers require by scheduling pick-ups of deposits.

         Telephone and Internet Banking. The Company believes that there is a strong demand within its market for telephone banking and internet banking. Both services allow customers to access detailed account information, execute transactions and pay bills electronically. Management believes that these services are particularly attractive for its customers, as it will enable them to conduct their banking business and monitor their bank accounts from remote locations. Management of the Company believes that telephone and internet banking will assist the Banks in attracting and retaining customers and will also encourage its customers to maintain their total banking relationships with the Company.

         Automatic Teller Machines ("ATMs"). The Company plans to have an ATM at each office of each Bank. Management intends to make other financial institutions' ATMs available to its customers and to offer customers a certain number of free ATM transactions per month.

         Other Products and Services. The Company intends to evaluate other services such as trust services, brokerage and investment services, insurance, and other permissible activities. Management expects to introduce these services as they become economically viable.

Competition

         Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Virginia law permits statewide branching by banks. Consequently, commercial banking in Virginia is highly competitive. Many large banking organizations, several of which are controlled by out-of-state holding companies, currently operate in the Company's targeted market areas. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. Furthermore, as a consequence of legislation recently enacted by the United States Congress, out-of-state banks not previously allowed to operate in Virginia are allowed to commence operations and compete in the Company's targeted market areas.

         Each of the Banks will face competition from other banks, as well as thrift institutions, consumer finance companies, insurance companies and other institutions in the Banks' respective market areas. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon the Banks. Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than the Banks and offer certain services such as trust banking that the Banks are not expected to provide in the near term. In addition, many of these competitors have numerous branch offices located throughout the extended market areas of the Banks that the Company believes may provide these competitors with an advantage in geographic convenience that the Banks do not have at present. Such competitors may also be in a position to make more effective use of media advertising, support services, and electronic technology than can the Banks. Currently there are 27 other commercial banks, 7 savings institutions, and 30 credit unions operating in the Company's targeted market areas.

Employees

         At December 31, 1998, the Company had 31 full time employees, none of which is represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Government Supervision and Regulation

         The following discussion is a summary of the principal laws and regulations that comprise the regulatory framework applicable to the Company and the Banks. Other laws and regulations that govern various aspects of the operations of banks and bank holding companies are not described herein, although violations of such laws and regulations could result in supervisory enforcement action against the Company or a Bank. The following descriptions, as well as descriptions of laws and regulations contained elsewhere in this Prospectus, summarize the material terms of the principal laws and regulations and are qualified in their entirety by reference to applicable laws and regulations.

         As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956 (as amended, the "BHCA") and the examination and reporting requirements of the Federal Reserve. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

         As a national bank, Cardinal Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The Additional Banks also are expected to be national banks, supervised by the OCC in the same fashion and to the same extent as Cardinal Bank. Cardinal Bank is also subject to regulation, supervision and examination by the FDIC. Federal law also governs the activities in which the Banks may engage, the investments they may make and limits the aggregate amount of loans that may be granted to one borrower to 15% of a bank's capital and surplus. Various consumer and compliance laws and regulations also affect the Banks' operations.

         The earnings of the Banks, and therefore the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including those referred to above.

         The OCC will conduct regular examinations of the Banks, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations. In addition to these regular examinations, the Banks must furnish the OCC with periodic reports containing a full and accurate statement of its affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

         Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of Cardinal Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of Cardinal Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. The Additional Banks will be subject to the same assessments.

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institutions may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF that are "well capitalized", are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .30% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the

FDIC has authority to impose special assessments from time to time. However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund ("SAIF") insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.

         The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of Cardinal Bank's deposit insurance.

         Capital. The OCC and the Federal Reserve have issued risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, the Company and Cardinal Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "total capital").

         In addition, each of the Federal banking regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% for bank holding companies that are rated a composite "1" and 4% for all other bank holding companies. Bank holding companies are expected to maintain higher than minimum capital ratios if they have supervisory, financial, operational or managerial weaknesses, or if they are anticipating or experiencing significant growth.

         The risk-based capital standards of the OCC and the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. The OCC and the Federal Reserve also have recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the BIF. The FDIC's claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

         The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The Federal Deposit Insurance Act requires that the federal banking agencies establish five capital levels for insured depository institutions - "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." It also requires or permits such agencies to take certain supervisory actions should an insured institution's capital level fall. For example, an "adequately capitalized" institution is restricted from accepting brokered deposits. An "undercapitalized" or "significantly undercapitalized" institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the Federal banking agencies to deal with undercapitalized institutions.

         Federal regulatory authorities also have broad enforcement powers over the Company and the Banks, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

         Payment of  Dividends.  The  Company  is a legal  entity  separate  and distinct from the Banks. Virtually all of the revenues of the Company will result from dividends paid to the Company by the Banks. Under OCC regulations a national bank may not declare a dividend in excess of its undivided profits, which will mean that each Bank must recover any start-up losses before it may pay a dividend to the Company. Additionally, a national bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national bank's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. A national bank may not declare or pay any dividend if, after making the dividend, the national bank would be "undercapitalized," as defined in regulations of the OCC. The Company is subject to state laws that limit the amount of dividends it can pay. In addition, the Company is subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The Company expects that these laws, regulations or policies will materially impact the ability of the Banks and, therefore, the Company to pay dividends in the early years of operations.

         Community Reinvestment. The requirements of the Community Reinvestment Act ("CRA") are applicable to the Bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

         Interstate Banking and Branching. Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state is able to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date. States are authorized to enact laws permitting such interstate bank merger transactions prior to June 1, 1997, as well as authorizing a bank to establish "de novo" interstate branches. Virginia enacted early "opt in" laws, permitting interstate bank merger transactions. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

         Economic and Monetary Polices. The operations of the Company are affected not only by general economic conditions, but also by the economic and monetary policies of various regulatory authorities. In particular, the Federal Reserve regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.


Item 2.      Description of Property

         The Company's headquarters is at 10555 Main Street, Fairfax, Virginia and Cardinal Bank's office is at 10641 Lee Highway, Fairfax, Virginia. The Company's headquarters occupies 10,000 square feet and are held under a five year lease. Cardinal Bank's premises are held under a 10 year lease, which began January 1, 1998. The building, which has been substantially renovated, is a three-story brick structure, containing 9,000 square feet. It has five teller stations, one drive-through window and a walk-up ATM and night depository. In 1999 the Company leased premises for the Reston and Alexandria loan production offices, consisting of 6,625 and 5,256 square feet, respectively. These offices will serve as the banking offices of the Company's bank subsidiaries in those localities.


Item 3.      Legal Proceedings

         In the ordinary course of operations, the Company and the Banks expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against the Company or any of the Banks which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company or any of the Banks.


Item 4.      Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the transition period covered by this report.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         The Common Stock of the Company is traded on the Nasdaq SmallCap Market under the symbol of "CFNL". The following table sets forth the high and low bid information for the shares of Common Stock on the Nasdaq SmallCap Market for the quarters indicated.

                                                           Bid Information
                                                           ---------------
                                                      High ($)          Low ($)
                                                      --------          -------
Fiscal Year Ended December 31, 1998
     3rd quarter...............................        $10.75            $7.25
     4th quarter...............................          8.41             6.13

_______________________
(1) The Company's Common Stock began trading on the Nasdaq SmallCap Market on July 17, 1998, at an initial public offering price of $10.00 per share. Prior to that date, there was no established trading market for the Common Stock.

         As of March 26, 1999, there were approximately 253 record holders of Common Stock.

         The Company has never declared any cash dividends on the Common Stock, and any future payment of dividends is solely in the discretion of the Board of Directors and is dependent upon the earnings and financial condition of the Company and such other factors as the Board of Directors from time to time may deem relevant.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

         This report contains certain forward-looking statements, which can be identified by the use of forward-looking terminology such as "may, " "will, " "expect, " "anticipate, " "estimate, " or "continue, " or the negative thereof or other comparable terminology. The Company cautions readers that certain important factors, including, among others, problems with technology utilized by the Company as described below, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results in 1998 and beyond to differ materially from those expressed in any forward-looking statements in this report. Reference is made to the "Risk Factors" section of the Prospectus dated July 17, 1998 that is part of the Company's Registration Statement on Form SB-2 (Registration No. 333-52279) and that was filed with the Securities and Exchange Commission on July 20, 1998 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, for a description of certain of these important factors.

General

         Cardinal Financial Corporation (the Company) is the bank holding company for Cardinal Bank, N.A. (the Bank) in Fairfax, Virginia. The Company is in a development stage having opened its first bank on June 8, 1998.

         The Company funded its start-up and organizational costs through a private offering of 1,409,509 shares of its common stock, par value $1.00 per share, in the fourth quarter of 1997 and the first quarter of 1998. The total proceeds to the Company in the private offering were $10.6 million, of which $8.0 million was used to capitalize the Bank. The Company raised additional capital for general corporate purposes and to capitalize three additional separately chartered banks in three distinct market areas in northern Virginia. In July 1998, the Company through its initial public offering of 2,830,000 shares of common stock, received net proceeds of $26.0 million.

         The following presents management's discussion and analysis of the consolidated financial condition and results of operation of the Company for the year ended December 31,1998 and for the period from November 24, 1997 (date of inception) to December 31, 1997. Principal banking operations commenced on June 8, 1998 and parent company operations began November 24, 1997.

         This discussion should be read in conjunction with the accompanying consolidated financial statements and supplemental financial information.

Earnings Overview

         Consolidated net loss for 1998 was $1,696,345 or $0.64 per diluted share compared to a net loss of $145,178 or $0.12 per diluted share in 1997. Results for 1998 include the opening of the Bank, the Company's sole subsidiary.

         The key profitability measures of return on average assets (ROA) and return on average shareholders' equity (ROE) for 1998 and 1997, for comparative purposes, are not meaningful due to the Company's short period of operations in 1997. ROA for 1998 was -5.37% and ROE for 1998 was -7.45%. These ratios for 1998, along with other selected earnings and balance sheet information for the year ended December 31, 1998 and for the period from November 24, 1997 (date of inception) to December 31, 1997 are included in Table 1.

Net Interest Income and Net Interest Margin

         The fundamental source of Cardinal's revenue, net interest income, is defined as the difference between income on interest earning assets and the interest bearing liabilities supporting those assets. The significant categories of earning assets are loans and securities, while deposits represent interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operation. The year ended December 31, 1998 includes a full year of operations for the Company and seven months of operations for the Bank. Average earning assets increased in 1998 to $26.9 million from $204,000 in 1997. The increase was due to the investment of the private and public offering proceeds and consumer and commercial deposits into loans and money market instruments.

         The net interest margin is calculated as net interest income divided by average earning assets, and represents the Company's net yield on its earning assets. A comparison of the 1998 net interest margin of 4.66% and the 1997 net interest margin of 3.45% is not meaningful given the start-up nature of the Company's operation. Table 2 reflects the components of interest income and interest expense and their applicable yields and costs.

Non-Interest Income

         Total non-interest income or fee income was $34,000 in 1998. The components of non-interest income include service charges on deposit accounts, loan service charges and securities gains and losses. The Company did not generate non-interest income during its period of operation in 1997.

Non-Interest Expense

         Non-interest expense, also called operating expenses, was $2.7 million in 1998 compared to $149,000 in 1997. Again, it is important to note that when comparing 1998 to 1997 the period of operation in 1997 covers only five weeks. The components of non-interest expense include salary and benefits, depreciation, occupancy, professional fees and other operating expenses. The significant increase in expenses in 1998 reflect bringing staffing up to required levels as well as the cost indicative of operating the Bank and the Company. Footnote 16 provides additional detail of other operating expense.

Income Taxes

         The Company has not incurred any income tax liability due to the recognition of net losses in 1998 and 1997. The ability to utilize net operating loss carryforwards will be dependent on the Company's ability to generate future earnings. Footnote 9 provides additional information with respect to the deferred tax accounts and the net operating loss carryforward.

Liquidity Management

         The  objective  of  liquidity  management  is to ensure the  continuous availability of funds to meet the demands of depositors, investors and borrowers. Liquidity is provided through investment securities available for sale, money market investments and maturing loans. The Asset/Liability Committee, a committee consisting of senior management that meets regularly is responsible for managing liquidity needs which takes into account the marketability of assets, the sources, stability and availability of funding and the level of unfunded commitments.

Interest Rate Sensitivity

         An important element of asset/liability management is the monitoring of the Company's sensitivity to interest rate movements. The income stream of the Company is subject to risk resulting from interest rate fluctuations to the extent there is a difference between the amount of the Company's interest earning assets and the amount of interest bearing liabilities that are prepaid, mature or reprice in specified periods. The goal is to maximize net interest income with acceptable levels of risk to changes in interest rates. Management seeks to meet this goal by influencing the maturity and re-pricing characteristics of the various assets and liabilities.

         The Company uses a number of tools to measure interest rate risk, including simulating net interest income under various rate scenarios and monitoring the difference or gap between rate sensitive assets and liabilities over various time periods.

         The data in Table 3 reflects re-pricing or expected maturities of various assets and liabilities at December 31, 1998. This gap represents the difference between interest sensitive assets and liabilities in a specific time interval. The interest sensitivity gap analysis presents a position that existed at one particular point in time and assumes that assets and liabilities with similar re-pricing characteristics will re-price at the same time and to the same degree. Given the Company's short history and anticipated growth over the next six to twelve months, management has maintained a high positive short-term gap.

Capital

         At December 31, 1998, shareholders' equity was $34.7 million, up from $8.6 million at December 31, 1997. The increase in total capital in 1998 is attributable to the receipt of net proceeds from both the private offering and the initial public offering, reduced by accumulated losses. The Consolidated Statements of Changes in Shareholders' Equity highlight the changes in equity since November 24, 1997.

         Capital adequacy is an important indicator of financial stability and performance. Management's objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

         Banking regulators define minimum capital ratios for bank holding companies and their banking subsidiaries. Based on the risk-based capital rules and definitions prescribed by the banking regulators, an institution whose capital ratios fall below pre-defined minimum levels, would become subject to a series of restrictive regulatory actions. Note 10- Regulatory Matters in the accompanying consolidated financial statements shows the minimum capital requirements and the Bank's capital position as of December 31, 1998.

Investment Securities

         The investment portfolio of the Company has been designated as available for sale. It consists of debt securities and is used as a source of income and liquidity. Table 4 shows information pertaining to the composition, yields and maturities of the investment portfolio as of December 31,1998. Corporate policy calls for all securities purchased for the investment portfolio to be rated investment grade by Moody's Investor Service or Standard & Poors. At December 31, 1998, the Company was in compliance with these guidelines.

Lending

         The Company's loan portfolio is segmented into two broad categories, commercial loans and consumer loans. Commercial loans are comprised of short-term lines of credit, term loans, or mortgage financing. Construction loan funds are used by borrowers to build or develop real estate properties. Consumer loans are comprised of residential real estate mortgage, bank card and installment loans. Table 5 shows the various loan categories and balances outstanding as of December 31, 1998. There were no loans outstanding as of December 31, 1997.

Credit Risk Management and Asset Quality

         The Company has comprehensive policies and procedures which cover both commercial and consumer loan origination and management of risk. All loans are underwritten in a manner that focuses on the borrowers ability to pay. The Company's goal is not to avoid risk, but to manage it and to include credit risk as part of the pricing decision for each product. At December 31, 1998, the Company did not have any non-performing loans.

Provision and Allowance for Loan Losses

         Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb the estimated losses inherent in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower.

         The allowance for loan losses at December 31, 1998 was $212,460. The provision for loan loss was also $212,460 since the Company did not have a provision or loan loss allowance in 1997. In addition, there were no charge-offs in 1998. Table 6 reflects the components of the loan loss allowance and Table 7 reflects the reserve allocation.

Table 1

                  Cardinal Financial Corporation and Subsidiary
                         Selected Financial Information
                 (In thousands, except share and per share data)

                                                                                   For the period from
                                                For the year ended        November 24, 1997 (date of inception)
                                                 December 31,1998                 to December 31, 1997
                                              ----------------------           --------------------------
Results of Operations
Income from earning assets                                   $ 1,557                               $ 7
Net interest income                                            1,216                                 4
Provision for loan losses                                        212                                 -
Net Loss                                                      (1,696)                             (145)

Loss Per Share
Basic & Diluted:
     Net Income                                              $ (0.64)                          $ (0.12)
     Average shares outstanding                            2,646,036                         1,174,988
Dividends paid per common share                                  $ -                               $ -
=======================================================================================================
Financial Condition
Total assets                                                $ 57,295                           $ 8,796
Earning assets                                                54,317                             4,210
Loans, net                                                    16,115                                 -
Deposits                                                      21,867                                 -
Total equity                                                  34,728                             8,551
=======================================================================================================
Selected Ratios
Return on average assets                                      -5.37%                             N/M
Return on average equity                                      -7.45%                             N/M
Total equity to total assets                                  60.61%                             97.22%
Net interest margin                                            4.66%                             N/A
Net interest spread                                            1.09%                             N/A
Based on averages:
     Total equity to total assets                             72.09%                             N/M
     Total loans to total equity                               9.53%                                 -
=======================================================================================================

Table 2

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                 RATE AND VOLUME ANALYSIS (TAX EQUIVALENT BASIS)
                                 (In thousands)

                                                                                                                      Variance
    Average Volume         Average Rate                                            Interest         Increase      Attributable to
    1998       1997       1998      1997                                        1998      1997      (Decrease)     Rate     Volume
---------------------- ---------------------                                 --------------------  ---------------------------------
                                               Interest Income
                                               Loans:
      $ 529       $ -      10.07%     0.00%        Commercial                     $ 53       $ -         $ 53        $ 53       $ -
        287         -       8.12%     0.00%        Real estate - commercial         23         -           23          23         -
         63         -       8.05%     0.00%        Real estate - construction        5         -            5           5         -
        768         -       7.49%     0.00%        Real estate - residential        58         -           58          58         -
        155         -      10.21%     0.00%        Home equity lines                16         -           16          16         -
        168         -      13.93%     0.00%        Consumer                         23         -           23          23         -
------------------------------------------------------------------------------------------------------------------------------------
      1,970         -       9.06%     0.00%                        Total loans     178         -          178         178         -

      5,617         -       5.63%     0.00%    Investment Securities - AFS         316         -          316         316         -

        764       204       4.17%     3.45%    Money Market Accounts                32         7           25           5        19

     18,574         -       5.55%     0.00%    Federal funds sold                1,031         -        1,031       1,031         -

------------------------------------------------------------------------------------------------------------------------------------
   $ 26,925     $ 204       5.78%     3.45%    Total interest-earning assets   $ 1,557       $ 7      $ 1,550     $ 1,531      $ 19
====================================================================================================================================

                                               Interest Expense
                                               Deposits:
        535         -       2.07%     0.00%        Interest Checking                11         -           11          11         -
      2,316         -       3.71%     0.00%        Money Markets                    86         -           86          86         -
         62         -       2.95%     0.00%        Statement Savings                 2         -            2           2         -
      4,336         -       5.56%     0.00%        Certificates of Deposit         241         -          241         241         -
------------------------------------------------------------------------------------------------------------------------------------
      7,249         -       4.69%     0.00%    Total interest-bearing liabilities  340         -          340         340         -

     23,045       713                          Other Sources - Net
------------------------------------------------------------------------------------------------------------------------------------
     30,294       713       1.12%     0.00%    Total Sources of Funds              340         -          340         340         -
------------------------------------------------------------------------------------------------------------------------------------

   $ 19,676     $ 204       4.66%     3.45%    Net Interest Margin             $ 1,217       $ 7      $ 1,210     $ 1,191      $ 19
====================================================================================================================================

Table 3

                     Interest Rate Sensitivity Gap Analysis
                             As of December 31, 1998
                                 (In thousands)

                                                 -----------------------------------------------------------------------------------
                                                        1-90         91-180       181-365         1-5         Over 5
                                                        Days          Days          Days         Years         Years        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                     ASSETS
------------------------------------------------------------------------------------------------------------------------------------
Investment Securities
U.S. Government agency securities                          300             -             -         9,005        1,001      $ 10,306
Mortgage-backed securities                                   -             -             -           440        2,731         3,171
Other securities                                             -             -             -             -          220           220
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                                300             -             -         9,445        3,952        13,697
------------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                      24,277                                                               24,277
------------------------------------------------------------------------------------------------------------------------------------
Loans
Variable rate loans                                      5,514             -         1,212         6,745            -        13,471
Fixed rate loans                                           225             -            58         2,246          343         2,872
------------------------------------------------------------------------------------------------------------------------------------
Total Gross Loans                                        5,739             -         1,270         8,991          343        16,343
------------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                                    30,316             -         1,270        18,436        4,295      $ 54,317
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Assets                        30,316        30,316        31,586        50,022       54,317
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Deposits
Demand deposits                                          5,501             -             -             -            -       $ 5,501
Interest checking                                        1,746             -             -             -            -         1,746
Statement savings                                           88             -             -             -            -            88
Money market accounts                                    3,383             -             -             -            -         3,383
Certificates of deposit                                  1,070         2,686         6,921           472            -        11,149
------------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                          11,788         2,686         6,921           472            -        21,867
------------------------------------------------------------------------------------------------------------------------------------
Other liabilities                                            -             -             -             -            -             -
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities                      11,788         2,686         6,921           472            -      $ 21,867
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Liabilities                   11,788        14,474        21,395        21,867       21,867
------------------------------------------------------------------------------------------------------------------------------------

Gap                                                     18,528        (2,686)       (5,651)       17,964        4,295
Cumulative Gap                                          18,528        15,842        10,191        28,155       32,450
Gap/ Total Assets                                       32.34%        -4.69%        -9.86%        31.35%        7.50%
Cumulative Gap/ Total Assets                            32.34%        27.65%        17.79%        49.14%       56.64%
Rate Sensitive Assets/ Rate Sensitive Liabilities         2.57             -          0.18         39.07            -
Cumulative RSA/ Cumulative RSL                            2.57          2.09          1.48          2.29         2.48


Table 4

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                   Investment Securities - Available for Sale
                             As of December 31, 1998
                                 (In thousands)
                                   (Unaudited)

                                                                         Amortized        Market      Unrealized      Average
                                                           Par Value        Cost          Value       Gain/(Loss)      Yield
                                                      -------------------------------------------------------------------------
U.S. Government Agencies
     Within one year                                           $ 300           300            300             -          5.28%
     One to five years                                         9,000         9,002          9,005             3          5.79%
     Five to ten years                                           500           501            502             1          5.79%
     After ten years                                             500           499            499             -          6.26%
-------------------------------------------------------------------------------------------------------------------------------
             Total U.S Government Agencies                  $ 10,300        10,302         10,306             4          5.78%
-------------------------------------------------------------------------------------------------------------------------------

Mortgage-Backed Securities
     Within one year                                               -             -              -             -              -
     One to five years                                           437           441            440            (1)         5.43%
     Five to ten years                                           460           460            460             -          5.27%
     After ten years                                           2,278         2,271          2,271             -          5.87%
-------------------------------------------------------------------------------------------------------------------------------
             Total Mortgage-Backed Securities                $ 3,175         3,172          3,171            (1)         5.52%
-------------------------------------------------------------------------------------------------------------------------------

Other Securities
     Within one year                                               -             -              -             -              -
     One to five years                                             -             -              -             -              -
     Five to ten years                                             -             -              -             -              -
     After ten years                                             220           220            220             -          6.00%
-------------------------------------------------------------------------------------------------------------------------------
             Total Other Securities                            $ 220           220            220             -          6.00%
-------------------------------------------------------------------------------------------------------------------------------
             Total Securities Available for Sale            $ 13,695        13,694         13,697             3          5.77%

Table 5

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                                      Loans
                                 (In thousands)

                                                December 31,                    December 31
                                                    1998                            1997
                                        ----------------------------    -----------------------------

Commercial                                  $ 5,138      31.44%                $ -          -
Real estate - commercial                      3,507      21.46%                  -          -
Real estate - construction                      760       4.65%                  -          -
Real estate - residential                     5,529      33.83%                  -          -
Home equity lines                             1,040       6.37%                  -          -
Consumer                                        369       2.26%                  -          -
                                        ----------------------------    -----------------------------

Gross loans                                $ 16,343     100.00%                $ -          -

Less: unearned income, net                      (16)          -                  -          -
Less: allowance for loan loss                  (212)          -                  -          -
                                        ----------------------------    -----------------------------

Total net loans                            $ 16,115           -                $ -          -
                                        ============================    =============================

Table 6

                         Cardinal Financial Corporation
                            Allowance for Loan Losses
                                 (In Thousands)


                                                  1998                    1997
                                             ----------------       ------------------
Beginning balance                                        $ -                      $ -

Provision for loan losses                                212                        -

Loans charged off:
    Commercial                                             -                        -
    Real estate - commercial                               -                        -
    Real estate - construction                             -                        -
    Real estate - residential                              -                        -
    Home equity lines                                      -                        -
    Consumer                                               -                        -
--------------------------------------------------------------------------------------
    Total loans charged off                                -                        -

Recoveries:
    Commercial                                             -                        -
    Real estate - commercial                               -                        -
    Real estate - construction                             -                        -
    Real estate - residential                              -                        -
    Home equity lines                                      -                        -
    Consumer                                               -                        -
--------------------------------------------------------------------------------------
    Total recoveries                                       -                        -

Net charge-offs                                            -                        -

Balance, December 31                                   $ 212                      $ -
======================================================================================


Loans:
     Total at year end                              $ 16,343
Allowance for loan losses to:
     Year-end loans                                    1.30%


Table 7

                         Cardinal Financial Corporation
                   Allocation of the Allowance for Loan Losses


                                          December 31,                      December 31
                                              1998                              1997
                                     -----------------------           -----------------------
Commercial                             $   67      31.54%                $   -       $   -
Real estate - commercial                   45      21.25%                    -           -
Real estate - construction                 10       4.67%                    -           -
Real estate - residential                  72      33.94%                    -           -
Home equity lines                          13       6.33%                    -           -
Consumer                                    5       2.27%                    -           -
                                     -----------------------           ---------------------
Total loan loss reserve                 $  212    100.00%               $    -       $   -
                                     =======================           =======================


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

         The Company has a Year 2000 compliance program to review the Year 2000 issues faced by its third-party vendors. Under this program, the Company is examining the need for modifications or replacement of all non-compliant software. The Company's recent entrance into the market has allowed it the opportunity to screen third party vendors. Vendors chosen are already compliant or are in the process of becoming Year 2000 compliant. Data processing vendor contracts have Year 2000 clauses, which allow the Company to test for compliance and to cancel without penalty if a vendor does not meet its Year 2000 compliance plan. The Company's Year 2000 compliance program provides that all critical data processing applications will be tested beginning in November 1998 and ending on or before March 31, 1999. For any software that is not Year 2000 compliant at March 31, 1999, the vendor contract can be terminated and an alternative vendor can be selected. Alternative vendors have been identified should they be necessary. By definition of its loan policy on Year 2000 risk management parameters, the Company has no Year 2000 credit risk at this time.

         The Company does not expect the cost of its Year 2000 compliance program, including possible remediation costs, to be material to its financial condition and expects to satisfy compliance without material disruption of its operations. The anticipated costs will be for testing of vendor Year 2000 compliance. The Company will utilize internal staff for this purpose, as well as third-party vendors as necessary. The Company does not separately track the internal costs incurred for its Year 2000 compliance program. However, such costs are limited to the related payroll costs for its test team. In the event that the Company's significant vendors, including its correspondent, the Federal Reserve Bank of Richmond, do not successfully achieve Year 2000 compliance, the Company's business, results of operations or financial condition could be adversely affected.

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

         The Company is subject to periodic review by its primary regulator, the Office of the Comptroller of the Currency, to ensure existence of and adherence to a Year 2000 compliance plan.

Item 7.      Financial Statements

         The following financial statements are filed as a part of this report following Item 13 below:

         Independent Auditors' Report

         Financial Statements

                  Consolidated Balance Sheets, December 31, 1998 and 1997

                  Consolidated Statements of Operations, Year Ended December 31,
                  1998,   and  the  Period  from  November  24,  1997  (date  of
                  inception) to December 31, 1997

                  Consolidated Statements of Comprehensive Income, Year Ended December 31, 1998 and Period from November 24, 1997 (date of inception) to December 31, 1997

                  Consolidated Statements of Changes in Shareholders' Equity, Year Ended December 31, 1998 and the Period from November 24, 1997 (date of inception) to December 31, 1997

                  Consolidated Statements of Cash Flows, Year Ended December 31, 1998 and the Period from November 24, 1997 (date of inception) to December 31, 1997

                  Notes to Consolidated Financial Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         No changes in the Company's independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Information set forth under the headings "Election of Directors," "Executive Officers who are not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's 1998 fiscal year (the "1999 Proxy Statement"), is hereby incorporated by reference.

Item 10.      Executive Compensation

         Information as set forth under the headings "Executive Compensation - Summary of Cash and Certain Other Compensation," "- Stock Option Grants,"
"-Option Exercises and Holdings," "- Directors' Fees," and "- Employment Agreements" in the 1999 Proxy Statement is hereby incorporated by reference.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

         Information set forth under the headings "Securities Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 1999 Proxy Statement is incorporated by reference.

Item 12.     Certain Relationships and Related Transactions

         Information set forth under the heading "Transactions With Management" in the 1999 Proxy Statement is hereby incorporated by reference.

Item 13.     Exhibits, List and Reports on Form 8-K

      (a)    Exhibits.

             3.1 Articles of Incorporation of Cardinal Financial Corporation, attached as Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-52279, filed with the Commission on May 8, 1998 (the "Form SB-2"), incorporated herein by reference.

             3.2        Bylaws of Cardinal  Financial  Corporation,  attached as
                        Exhibit 3.2 to the Form SB-2, incorporated herein by reference.

             4 Form of Stock Certificate, attached as Exhibit 4 to the Form SB-2, incorporated herein by reference.

             10.1 Employment Agreement, dated as of September 30, 1997, between Commercial Fidelity Financial Partnership (predecessor to Cardinal Financial Corporation) and L. Burwell Gunn, Jr., attached as Exhibit 10 to the Form SB-2, incorporated herein by reference.

             10.2 Employment Agreement, dated as of October 13, 1998, between Cardinal Financial Corporation and Thomas C. Kane.

             10.3 Employment Agreement, dated as of December 17, 1998, between Cardinal Financial Corporation and Edgar M. Andrews, III.

             10.4 Employment Agreement, dated as of December 17, 1998, between Cardinal Financial Corporation and Christopher
                        W. Bergstrom.

             10.5 Employment Agreement, dated as of February 17, 1999, between Cardinal Financial Corporation and Joseph L. Borrelli.

             10.6 Employment Agreement, dated as of February 12, 1999, between Cardinal Financial Corporation and F. Kevin Reynolds.

             10.7 Employment Agreement, dated as of August 31, 1998, between Cardinal Financial Corporation and Greg D. Wheeless.

             21         Subsidiaries of the Registrant.

             27         Financial Data Schedule (filed electronically only).

      (b)    Reports on Form 8-K.

                       No reports on Form 8-K were filed by the  Company  during
             the last quarter of the period covered by this report.

                          Independent Auditors' Report

The Board of Directors and Shareholders
Cardinal Financial Corporation and subsidiary:

We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year ended December 31, 1998 and for the period from November 24, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Financial Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and for the period from November 14, 1997 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.



                                                 /s/  KPMG LLP


Washington, D.C.
January 29, 1999

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                        (In thousands, except share data)
                        As of December 31, 1998 and 1997

                                                                                   1998                      1997
                                                                             -----------------          ----------------
ASSETS

Cash & due from banks                                                                 $ 1,073                      $ 73
Federal funds sold                                                                     24,277                     4,210
                                                                             -----------------          ----------------
Total cash and cash equivalents                                                        25,350                     4,283

Investment securities (Note 3)                                                         13,697                         -

Loans receivable (Note 4)                                                              16,327                         -
Less: Allowance for loan losses                                                           212                         -
                                                                             -----------------
                                                                                                        ----------------
                                                                                       16,115

Subscriptions receivable (Note 7)                                                           -                     4,510
Premises and equipment, net (Note 6)                                                    1,829                         -
Accrued interest and other assets                                                         304                         3
                                                                             -----------------          ----------------

          Total Assets                                                               $ 57,295                   $ 8,796
                                                                             =================          ================


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits (Note 8)                                                                    $ 21,867                       $ -
Borrowings                                                                                    -                     185
Accrued interest and other liabilities                                                    700                        60
                                                                             -----------------          ----------------

          Total Liabilities                                                            22,567                       245

Common stock, $1 par value, 50,000,000 shares authorized;
     shares outstanding 4,239,509 in 1998 and 1,174,988 in 1997                         4,240                     1,175
Uncollected subscriptions receivable                                                        -                      (100)
Additional paid in capital                                                             32,327                     7,621
Accumulated deficit                                                                    (1,842)                     (145)
Accumulated other comprehensive income                                                      3                         -
                                                                             -----------------          ----------------

          Total Shareholders' Equity                                                   34,728                     8,551
                                                                             -----------------          ----------------

          Total Liabilities and Shareholders' Equity                                 $ 57,295                   $ 8,736
                                                                             =================          ================


          See accompanying notes to consolidated financial statements.

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Year ended December 31, 1998 and the period from
           November 24, 1997 (date of inception) to December 31, 1997


                                                                                          December 31,
                                                                          --------------------------------------------
                                                                                 1998                      1997
                                                                          ------------------         -----------------
INTEREST INCOME
Loans receivable                                                                  $ 178,697                       $ -
Investment securities                                                               316,059                         -
Federal funds sold                                                                1,061,815                     7,041
                                                                          ------------------         -----------------

          Total Interest Income                                                   1,556,571                     7,041


INTEREST EXPENSE
Deposits                                                                            338,608                         -
Borrowings                                                                            1,616                     2,724
                                                                          ------------------         -----------------

          Total Interest Expense                                                    340,224                     2,724
                                                                          ------------------         -----------------

          NET INTEREST INCOME                                                     1,216,347                     4,317

Provision for loan losses                                                           212,460                         -
                                                                          ------------------         -----------------

          Net interest income after provision for loan losses                     1,003,887                     4,317


NON-INTEREST INCOME
Service charges on deposit accounts                                                   3,388                         -
Loan service charges                                                                 16,145
Investment securities gains                                                           8,760
Other income                                                                          5,744                         -
                                                                                                     -----------------
                                                                          ------------------

          Total Non-interest income                                                  34,037                         -


NON-INTEREST EXPENSE
Salary and benefits                                                               1,401,117                    66,918
Depreciation                                                                        106,654                         -
Occupancy                                                                           151,583                    42,500
Professional fees                                                                   463,497                    18,142
Other operating expenses (Note 16)                                                  611,419                    21,935
                                                                          ------------------         -----------------

          Total non-interest expense                                              2,734,269                   149,495

          Net loss before income taxes                                           (1,696,345)                 (145,178)

Provision for income taxes                                                                -                         -

          NET LOSS                                                             $ (1,696,345)               $ (145,178)
                                                                          ==================         =================

          Basic and diluted loss per share                                          $ (0.64)                  $ (0.12)

          Weighted-average shares outstanding                                     2,646,036                 1,174,988


          See accompanying notes to consolidated financial statements.

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            For the Year ended December 31, 1998 and the period from
           November 24, 1997 (date of inception) to December 31, 1997

                                                                            Year                 Period from
                                                                           Ended              November 24, 1997
                                                                        December 31,           to December 31,
                                                                            1998                    1997
                                                                     -------------------    ----------------------
Net loss                                                                   $ (1,696,345)               $ (145,178)
Other comprehensive income:
   Unrealized holding gain on available-for-sale
        investment securities, net of tax                                         2,605                         -
                                                                     -------------------    ----------------------
Comprehensive income
                                                                           $ (1,693,740)               $ (145,178)
                                                                     ===================    ======================


See accompanying notes to consolidated financial statements.


                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
 For the Year ended December 31, 1998 and the period from November 24, 1997 (date of inception) to December 31, 1997
                      (In thousands, except per share data)


                                                                                                     Accumulated
                                                                          Additional                    Other
                                                                 Common    Paid-in    Accumulated   Comprehensive
                                                       Shares    Stock     Capital      Deficit        Income
                                                       ------   -------   ---------   -----------      ------

Balance, November 24, 1997                                      $     -           -             -               -

Issuance of subscription receivable                                   -           -             -               -

Issuance of 1,175 shares of common stock
    at $7.50 per share, net of costs                    1,175     1,175       7,621             -               -

Net loss                                                    -         -           -          (145)              -
                                                       ------   -------   ---------   -----------   -------------

BALANCE, DECEMBER 31, 1997                              1,175   $ 1,175       7,621          (145)              -

Issuance of 235 shares of common stock
    at $7.50 per share, net of costs                      235       235       1,525             -               -

Issuance of 2,830 shares of common stock
    at $10.00 per share, net of costs                   2,830     2,830      23,181             -               -

Payment of subscription receivable                          -         -           -             -               -

Change in unrealized holding gain on investment
    securities available for sale                           -         -           -             -               3

Net loss                                                    -         -           -        (1,697)              -

                                                       ------   -------   ---------   -----------   -------------

BALANCE, December 31, 1998.                             4,240   $ 4,240      32,327        (1,842)              3
                                                       ======   =======   =========   ===========   =============


                                                       Uncollected
                                                       Subscription
                                                        Receivable      Total
                                                       ------------    -------

Balance, November 24, 1997                                        -          -

Issuance of subscription receivable                            (100)      (100)

Issuance of 1,175 shares of common stock
   at $7.50 per share, net of costs                               -      8,796

Net loss                                                          -       (145)
                                                       ------------    -------

BALANCE, DECEMBER 31, 1997                                     (100)     8,551

Issuance of 235 shares of common stock
   at $7.50 per share, net of costs                               -      1,760

Issuance of 2,830 shares of common stock
   at $10.00 per share, net of costs                              -     26,011

Payment of subscription receivable                               100       100

Change in unrealized holding gain on investment
   securities available for sale                                  -          3

Net loss                                                          -     (1,697)

                                                       ------------    -------

BALANCE, December 31, 1998.                                       -     34,728
                                                       ============    =======


          See accompanying notes to consolidated financial statements.

                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Year ended December 31, 1998 and the period from
           November 24, 1997 (date of inception) to December 31, 1997
                                 (In thousands)

                                                                                                                    Period from
                                                                                       Year ended              November 24, 1997 to
                                                                                    December 31, 1998            December 31, 1997
                                                                                  ---------------------        ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                              $ (1,697)                      $ (145)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Realized gain on investment securities                                                 (9)                           -
           Unrealized appreciation available-for-sale investment securitites                      (3)                           -
           Depreciation                                                                          107                            -
           Provision for loan losses                                                             212                            -
           Increase in accrued interest and other assets                                        (301)                          (3)
           Increase in accrued interest and other liabilities                                    640                           60
                                                                                  ---------------------        ---------------------
           NET CASH USED IN OPERATING ACTIVITIES                                              (1,051)                         (88)
                                                                                  ---------------------        ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of fixed assets                                                           (1,936)                           -
           Proceeds from sale of investment securities                                         3,460                            -
           Purchase of investment securities                                                 (17,142)                           -
           Net increase in loan portfolio                                                    (16,327)                           -
                                                                                  ---------------------        ---------------------
           NET CASH USED IN INVESTING ACTIVITIES                                             (31,945)                           -
                                                                                  ---------------------        ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Net increase in deposits                                                           21,867                            -
           Proceeds from stock issuance, net                                                  27,871                        8,696
           Decrease (increase) in subscription receivables                                     4,510                       (4,510)
           (Repayment) proceeds of borrowings                                                   (185)                         185
                                                                                  ---------------------        ---------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                          54,063                        4,371
                                                                                  ---------------------        ---------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     21,067                        4,283
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               4,283                            -
                                                                                  ---------------------        ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 25,350                      $ 4,283
                                                                                  =====================        =====================


Supplemental disclosure of cash flow information
      Cash paid during period for interest:                                                    $ 341                          $ -
                                                                                  =====================        =====================

          See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------


(1)      Organization

         Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in a wholly owned subsidiary, Cardinal Bank, National Association (the "Bank") which was established in April 1998.

(2)      Summary of Significant Accounting Policies

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

         Cash and Cash Equivalents

         For the purpose of presentation in the consolidated statements of cash flows, the Company has defined cash and cash equivalents as those
         amounts   included  in  Cash, Due from Banks, and Federal Funds Sold.

         Investment Securities

         The Company may classify its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. The Company does not engage in trading activities and, accordingly, has no trading portfolio.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------

         Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in other comprehensive income.

         Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are deemed other than temporary are charged to earnings as realized losses, resulting in the establishment of a new cost basis for the security.

         Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Prepayment of the mortgages securing the collateralized mortgage obligations may affect the maturity date and yield to maturity. The Company uses actual principal prepayment experience and estimates of future principal prepayments in calculating the yield necessary to apply the effective interest method.

         Loans Receivable

         Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

         Loan  origination  fees  and  certain  direct   origination  costs  are
         capitalized and recognized as an adjustment of the yield of the related loan.

         The accrual of interest on impaired loans is discounted when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discounted, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

         The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio,

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------

         adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

         Premises and Equipment

         Land is carried at cost. Bank premises, furniture, equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method. Amortization of leasehold improvements is computed using the straight-line method over the useful lives of the improvements or the lease term, whichever is shorter. Depreciation of bank premises, furniture and equipment is computed using the straight-line method over their estimated useful lives from 3 to 10 years.

         Income Taxes

         Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.


         Net Income Per Share

         Basic and diluted loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Common stock equivalents outstanding at December 31, 1998 were antidilutive and consequently not included in the EPS calculation.


         Stock Option Plan

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------

         New Accounting Standards

         On January  1, 1998 the  Company  implemented  Statement  of  Financial
         Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. The disclosures required under SFAS 130 have been included in the financial statements since the Company had items of Comprehensive income at December 31, 1998.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 requires that costs incurred during the start-up activities, including organization costs, be expenses as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, but the Company has elected early adoption.

         Reclassifications

         Certain amounts for 1997 have been reclassified to conform to the presentation for 1998.

(3)      Investment Securities

         The carrying amount and amortized cost of available-for-sale securities at December 31, 1998 is shown below.


                                                                                              1998
                                                                        --------------------------------------------------
                                                                                Fair Value           Amortized Cost
         (In thousands)
         -------------------------------------------------------------- ------------------------- ------------------------
         Obligations of U.S. government-sponsored
           agencies                                                                 $10,306                  $10,302
         Mortgage-backed securities                                                   3,171                    3,172
         Federal Reserve Stock                                                          220                      220
         -------------------------------------------------------------- ------------------------- ------------------------

         Total                                                                      $13,697                  $13,694
         -------------------------------------------------------------- ------------------------- ------------------------

         The carrying amount and amortized cost of available-for-sale securities by contractual maturity at December 31, 1998 is shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------

                                                                                              1998
                                                                        --------------------------------------------------
                                                                             Carrying Value           Amortized Cost
         (In thousands)
         -------------------------------------------------------------- ------------------------- ------------------------
         Maturing within 1 year                                                       $ 300                    $ 300
         After 1 but within 5 years                                                   9,445                    9,443
         After 5 but within 10 years                                                    962                      961
         After 10 years                                                               2,770                    2,770
         Marketable equity securities                                                   220                      220
         -------------------------------------------------------------- ------------------------- ------------------------

         Total                                                                      $13,697                  $13,694
         -------------------------------------------------------------- ------------------------- ------------------------

         Gross realized gains and gross realized losses on sales of available-for-sale securities were $12,996 and $4,236 respectively in 1998. Gross unrealized holding losses in the available-for-sale securities at December 31, 1998 were $13,348, while gross unrealized holding gains were $15,953.

         As a member of the Federal Reserve System, the Bank is required to hold stock in the Federal Reserve Bank of Richmond. This stock is carried at cost since no active trading markets exist.

(4)      Loans Receivable

         The loan portfolio at December 31, 1998 consists of the following:

         (In thousands)                                                             1998
         -------------------------------------------------------------- -----------------------------
         Commercial                                                                 $ 5,138
         Real estate - commercial                                                     3,507
         Real estate - construction                                                     760
         Real estate - residential                                                    5,529
         Home equity lines                                                            1,040
         Consumer                                                                       369
         -------------------------------------------------------------- -----------------------------
                                                                                     16,343
         Net deferred loan fees, premiums and discounts                                (16)
         -------------------------------------------------------------- -----------------------------
                                                                                     16,327


         An analysis of the change in the allowance for loan losses follows:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------

         (In thousands)                                                          1998
         ----------------------------------------------------------- -----------------------------
         Balance, beginning of year                                                  $ -
         Provision for loan losses                                                   212
         Loans charged off                                                             -
         Recoveries                                                                    -
         ----------------------------------------------------------- -----------------------------

         Balance, end of year                                                       $212
         ----------------------------------------------------------- -----------------------------

         There were no impaired or nonaccrual loans at December 31, 1998.

(5)      Significant Concentrations of Credit Risk

         All of the Bank's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. The concentrations of credit by type of loan are set forth above. The Bank, as a matter of regulatory restriction, does not extend credit, net of participated amounts, to any single borrower or group of related borrowers in excess of $1,014,085.

(6)      Premises and Equipment

         Components of properties and equipment included in the consolidated statements of financial condition at December 31, 1998 and 1997 were as follows:

                                                 1998                 1997
                                          -----------------    ----------------

         Land                                      $ 20               $ -
         Furniture and equipment                  1,334                 -
         Leasehold improvements                     582                 -
                                          -----------------    ----------------
            Total cost                            1,936                 -

         Less accumulated depreciation              107                 -
                                          =================    ================
            Net book value                       $1,829               $ -
                                          =================    ================

         The Company has entered into leases for office space over various terms beginning January 1998. The leases are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------

         Minimum future rental payments under the noncancelable operating leases, as of December 31, 1998 for each of the next five years and in the aggregate, are as follows:

                    Year ending December 31            Amount
                    ------------------------------ ---------------

                    1999                                $621,151
                    2000                                 686,533
                    2001                                 707,129
                    2002                                 728,342
                    2003                                 750,193
                    Thereafter                         3,147,707
                    ------------------------------ ---------------

                                                      $6,641,055


         The total rent expense was $71,687 and $42,500 in 1998 and 1997, respectively.


(7)      Subscription Receivable

         Subscription receivable represents stock subscribed for which payment has yet to be received. Subscription receivable of $4,509,652 at December 31, 1997 was collected as of April 29, 1998.


(8)      Deposits

         The aggregate amount of jumbo CDs, each with a minimum denomination of $100,000 was approximately $1,056,580 and in 1998.

         At December 31, 1998, the scheduled maturities of CDs are as follows:

         (In thousands)

         1999                                     $10,677
         2000                                         367
         2001                                           -
         2002                                         105
         2003 and thereafter                            -
                                       -------------------

                                                  $11,149

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------

(9)      Income Taxes

         The  Company  and  the  Bank  file   consolidated   tax  returns  on  a
         calendar-year basis. The provision for income taxes consisted of the following for the years ended December 31, 1998 and 1997 respectfully:

                                                        1998                          1997
                                             ---------------------------    --------------------------
         Current                                          $ -                           $ -
         Deferred                                           -                             -
                                             ---------------------------    --------------------------
                                                          $ -                           $ -
                                             ---------------------------    --------------------------


         The provisions for income taxes are reconciled to the amount computed by applying the federal corporate tax rate to income before taxes follows:

                                                                                      1998                   1997
         -------------------------------------------------------------------- --------------------- ----------------------
         Income tax (benefit) at federal corporate rate                             $(576,757)             $ (40,861)
         Nondeductible expenses                                                        (1,870)                 1,947
         Change in valuation allowance                                              $ 574,887                 38,914
         -------------------------------------------------------------------- --------------------- ----------------------
                                                                                    $       -              $       -
         -------------------------------------------------------------------- --------------------- ----------------------

         The tax benefits of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

                                                                                      1998                  1997
         -------------------------------------------------------------------- --------------------- ----------------------
         Deferred tax assets:
                  Bad debts                                                           $ 64,465             $       -
                  Organization and other costs                                          18,730                14,570
                  Net operating loss carryforwards                                     538,901                24,344
                  Other                                                                    567                     -
         -------------------------------------------------------------------- --------------------- ----------------------

         Total gross deferred assets                                                   622,663               38,914

         Less valuation allowance                                                     (612,915)             (38,914)
         -------------------------------------------------------------------- --------------------- ----------------------

         Net deferred tax assets                                                         9,748                    -

         Deferred tax liabilities
                  Unrealized gains on investments AFS                                     (886)                   -
                  Prepaid expenses                                                      (8,862)                   -
         -------------------------------------------------------------------- --------------------- ----------------------

          Total gross deferred tax liabilities                                          (9,748)                    -
         -------------------------------------------------------------------- --------------------- ----------------------


CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------

         Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as depreciation and amortization are recognized in different periods for financial reporting and tax return purposes. A valuation allowance in the amount of $612,915 at December 31, 1998 and $38,914 at December 31, 1997 has
         been established for deferred tax assets as realization is dependent upon generating future taxable income.

         The Company has a net operating loss carryforward of approximately $1,585,004 at December 31, 1998 which are available to offset future taxable income. There are no annual limitations on utilization of the net operating loss carryforwards.

(10)     Regulatory Matters

         The Bank, as a national bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 1998, there were no earnings against which dividends could be charged.

         The Bank is required to maintain a minimum average reserve balance with the Federal Reserve Bank. The average amount of the required reserve was $150,000 for 1998.

         As a member of the Federal Reserve Bank system, the Bank is required to subscribe to shares of $100 par value Federal Reserve Bank stock equal to 6 percent of the Bank's capital and surplus. The Bank is required to pay for one-half of the subscription. The remaining amount is subject to call when deemed necessary by the Board of Governors of the Federal Reserve.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the regulators to stratify institutions into five quality tiers based upon their relative capital strengths and to increase progressively the degree of regulation over the weaker institutions, limits the pass through deposit insurance treatment of certain types of accounts, adopts a "truth in savings" program, calls for the adoption of risk-based premiums on deposit insurance and requires the Bank to observe insider credit underwriting products no less strict than those applied to comparable noninsider transactions.

         At December 31, 1998, the Company and its subsidiary bank met all regulatory capital requirements. The key measures of capital are: (1) Tier I capital (as defined) as a percent

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------

         of total risk-weighted assets (as defined); (2) Tier I capital (as defined) as a percent of average assets (as defined), and (3) total capital (Tier I capital plus the allowance for loan losses up to certain limitations) as a percent of total risk-weighted assets.

                                                                                                            To Be Well
                                                                                                         Capitalized Under
                                                                                 For Capital             Prompt Corrective
         (In thousands)                                  Actual               Adequacy Purposes          Action Provisions
                                                  ---------------------    ------------------------   ------------------------
                                                   Amount      Ratio        Amount       Ratio          Amount       Ratio
         Total capital to risk weighted assets      $34,938     147.8%        $1,892      >= 8.00%        $2,365     >= 10.0%
         Tier I capital to risk weighted assets      34,725     146.9%           946      >= 4.00%         1,419      >= 6.0%
         Tier I capital to average assets            34,725      60.2%         2,308      >= 4.00%         2,885      >= 5.0%



(11)     Related-Party Transactions

         Officers, directors, employees and their related business interests are loan customers in the ordinary course of business. In management's opinion, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectibility or present other unfavorable features.

         Analysis of activity for loans to related parties is as follows:


         (In thousands)                                                1998
         ------------------------------------------------------- ---------------

         Balance, beginning of year                                       $ -
         New loans                                                        999
         Loans paid off or paid down                                      (3)
         ------------------------------------------------------- ---------------

         Balance, end of year                                            $996
         ------------------------------------------------------- ---------------


(12)     Employee Benefit Plan

         The Company  established  a 401K plan in January  1998 for all eligible
         employees.   The   Company   began  to  match  a  portion  of  employee
         contributions beginning January 1, 1999.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------

(13)     Director Stock Compensation Plan

         In 1998, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to certain directors. The Plan authorizes grants of options to purchase up to 13,750 shares of authorized but unissued common stock.

         Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have 10-year terms and vest and become fully exercisable immediately.

         At December 31, 1998, there were 386,250 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1998 was $ 4.03 on the date of grant using the Black Scholes option-pricing model (using an expected volatility over the expected life of the options of 40%) with the following weighted-average assumptions: expected dividend yield 0.00%, risk-free interest rate of 4.81%, and an expected life of 10 years.

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                      1998
         Net loss          As reported            $(1,696,345)
                           Pro forma               (1,751,758)

         Loss Per Share    As reported                 $(0.64)
                           Pro forma                   $(0.66)

         Stock option activity during the periods indicated is as follows:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------


                                                    Number of   Weighted-Average
                                                     Shares      Exercise Price
         Balance at December 31, 1997                     -         $      -
                  Granted                            13,750             6.75
                  Exercised                               -                -
                  Forfeited                               -                -
                  Expired                                 -                -
                                                     ------         --------
         Balance at December 31, 1998                13,750             6.75
                                                     ======         ========

         At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $ 6.75 and 10 years, respectively.

         All outstanding options are exerciseable at December 31, 1998.


(14)     Financial Instruments with Off Balance Sheet Risk

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates up to one year or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 1998, are collateralized.

         Those instruments represent obligations of the Company to extend credit or guarantee borrowings, therefore, they are not recorded on the consolidated statements of financial condition. The rates and terms of these instruments are competitive with others in the market in which the Company operates. Almost all of these instruments as of December 31, 1998 have floating rates, therefore significantly mitigating the market risk.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------

         Those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract. The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amounts of those instruments.


         ---------------------------------------------------------------------------------- ----------------
         (In thousands)
         Financial instruments whose contract amounts represent potential credit risk:
                 Commitments to extend credit                                                       $3,206
                 Standby letters of credit                                                               5
         ---------------------------------------------------------------------------------- ----------------

         The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company evaluates each customer's creditworthiness on a case-by-case basis and requires collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on management's evaluation of the counterparty. Collateral held varies but may include deposits held by the Company; marketable securities; accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties.


(15)     Disclosures of Fair Value of Financial Instruments

         The assumptions used and the estimates disclosed represent management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management as of December 31, 1998. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management's evaluation of those factors change.

         Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that the Company would realize in a market transaction. Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of the Company's fair value information to that of other financial institutions. It is important that the many uncertainties discussed above be considered

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------

         when using the estimated fair value disclosures and to realize that because of these uncertainties, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Company.

         Fair Value of Financial Instruments

         The following summarizes the significant methodologies and assumptions used in estimating the fair values presented in the accompanying table.

                  Cash and Cash Equivalents

                  The carrying amount of cash and cash equivalents was used as a reasonable estimate of fair value.

                  Investment Securities

                  Fair  values  for  Investment  Securities  are based on quoted
                  market   prices  or  prices   quoted  for  similar   financial
                  instruments.

                  Loans Receivable

                  In order to determine the fair market value for loans, the loan portfolio was segmented based on loan type, credit quality and maturities. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on current carrying amounts. The fair values of other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                  Deposit Liabilities

                  The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts.) The carrying amounts of variable rate, fixed-term money-market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------

                  Commitments

                  The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other convenants or requirements. These commitments generally have fixed expiration dates expiring within one year. Many commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of these instruments are competitive with others in the market in which the Company operates. The carrying amounts are reasonable estimates of the fair value of these financial instruments. The carrying amounts of these instruments are zero at December 31, 1998.

                  Accrued Interest

                  The carrying amounts of accrued interest approximate their fair values.

         Fair Value of Financial Instruments as of December 31, 1998:

                                                                              December 31, 1998
                                                                 --------------------------------------------
                                                                       Carrying              Estimated
         (In thousands)                                                 Amount              Fair Value
         ------------------------------------------------------- --------------------- ----------------------
         Financial assets:
             Cash and cash equivalents                                   $25,350               $25,350
             Investment securities                                        13,697                13,697
             Loans receivable                                             16,343                16,343

         Financial liabilities:
             Demand deposits                                               5,501                 5,501
             Interest checking                                             1,746                 1,746
             Statement savings                                                88                    88
             Money market accounts                                         3,383                 3,383
             Certificates of deposit                                      11,149                11,149


CARDINAL FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 1998 and 1997

--------------------------------------------------------------------------------

(16)     Other Operating Expenses


         Other operating expenses for December 31, 1998 include the following:

                                                                                           1998               1997
         --------------------------------------------------------------------------- ------------------ ------------------
         Stationary & Supplies                                                            $133,821              $ 327
         Data Processing                                                                   104,067                  -
         Advertising & Marketing                                                            82,069                  -
         Travel and Entertainment                                                           54,031              3,615
         Furniture, Fixtures & Equipment                                                    42,766                  -
         Dues & Memberships                                                                 42,708                  -
         Telecommuncations                                                                  36,591                256
         Miscellaneous                                                                     115,366             17,737
         --------------------------------------------------------------------------- ------------------ ------------------
                                                                                          $611,419            $21,935

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       CARDINAL FINANCIAL CORPORATION


Date:  March 30, 1999                  By: /s/ L. Burwell Gunn, Jr.
                                           -------------------------------------
                                           President and Chief Executive Officer

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                       Title                              Date

/s/ L. Burwell Gunn, Jr.                              President and Chief Executive             March 30, 1999
-------------------------------------------               Officer and Director
                                                      (Principal Executive Officer)

/s/ Joseph L. Borrelli                           Chief Financial Officer, Secretary and         March 30, 1999
-------------------------------------------        Treasurer (Principal Financial and
                                                      Principal Accounting Officer)

/s/ Robert M. Barlow                                            Director                        March 30, 1999
-------------------------------------------



/s/ Nancy K. Falck                                              Director                        March 30, 1999
-------------------------------------------


/s/ Wayne W. Broadwater                                         Director                        March 30, 1999
-------------------------------------------


/s/ Dale B. Peck                                                Director                        March 30, 1999
-------------------------------------------


/s/ John H. Rust, Jr.                                           Chairman                        March 30, 1999
-------------------------------------------


/s/ Harvey W. Huntzinger                                        Director                        March 30, 1999
-------------------------------------------







                                                                Director                        March __, 1999
-------------------------------------------


                                                                Director                        March __, 1999
-------------------------------------------


                                                                Director                        March __, 1999
-------------------------------------------

                                  EXHIBIT INDEX

        Number                              Document

         3.1 Articles of Incorporation of Cardinal Financial Corporation, attached as Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-52279, filed with the Commission on May 8, 1998 (the "Form SB-2"), incorporated herein by reference.

         3.2         Bylaws  of  Cardinal  Financial  Corporation,  attached  as
                     Exhibit 3.2 to the Form SB-2, incorporated herein by reference.

         4 Form of Stock Certificate, attached as Exhibit 4 to the Form SB-2, incorporated herein by reference.

         10.1 Employment Agreement, dated as of September 30, 1997, between Commercial Fidelity Financial Partnership (predecessor to Cardinal Financial Corporation) and L. Burwell Gunn, Jr., attached as Exhibit 10 to the Form SB-2, incorporated herein by reference.

         10.2 Employment Agreement, dated as of October 13, 1998, between Cardinal Financial Corporation and Thomas C. Kane.

         10.3        Employment  Agreement,  dated  as  of  December  17,  1998,
                     between  Cardinal   Financial   Corporation  and  Edgar  M.
                     Andrews, III.

         10.4 Employment Agreement, dated as of December 17, 1998, between Cardinal Financial Corporation and Christopher W. Bergstrom.

         10.5        Employment  Agreement,  dated  as  of  February  17,  1999,
                     between  Cardinal  Financial   Corporation  and  Joseph  L.
                     Borrelli.

         10.6        Employment  Agreement,  dated  as  of  February  12,  1999,
                     between  Cardinal   Financial   Corporation  and  F.  Kevin
                     Reynolds.

         10.7 Employment Agreement, dated as of August 31, 1998, between Cardinal Financial Corporation and Greg D. Wheeless.

         21          Subsidiaries of the Registrant.

         27          Financial Data Schedule (filed electronically only).