Form 10KSB40/A
period 1998-12-31
CARDINAL FINANCIAL CORP
filed 1999-04-30
CIK 1060523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1
                                       to
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                TABLE OF CONTENTS
                              (Amended Items Only)

                                    PART III

                                                                                                         Page
Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............................................ 3

Item 10.     Executive Compensation....................................................................... 5

Item 11.     Security Ownership of Certain Beneficial Owners and Management............................... 7

Item 12.     Certain Relationships and Related Transactions............................................... 8

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         The following information sets forth the names, ages, principal occupations and business experience for the past five years for all directors of Cardinal Financial Corporation (the "Company").

Robert M. Barlow, 69, has been a director since 1997.
         Mr. Barlow was the founder and principal shareholder of a group of companies engaged in construction, manufacturing and real estate in northern Virginia for 38 years. In 1995, he sold those ventures and is now retired.

Wayne W. Broadwater, 75, has been a director since 1997.
         Mr. Broadwater served as President and CEO of Shipmates, Ltd., a chain of tool and equipment rental and sales companies that he founded in 1972, until its sale in 1997.

Nancy K. Falck, 69, has been a director since 1997.
         Ms. Falck has been Secretary of the Company since 1998. She is active in community affairs and is past President of the Board of Directors of the Family Respite Center (a day program that helps people with Alzheimer's disease) and is a Commissioner on the Fairfax Area Council on Aging.

L. Burwell Gunn, Jr., 54, has been a director since 1997.
         Mr. Gunn has been President and Chief Executive Officer of the Company since 1997. Prior to 1997, he was Executive Vice President and Commercial Division Head of the Greater Washington Region of Crestar Bank, where he worked in various positions for 25 years.

Anne B. Hazel, 59, has been a director since 1997.
         Ms. Hazel serves as a Director of the Corcoran Museum of Art, Washington, D.C., the Florida House, Washington, D.C., the Morikani Museum and Japanese Gardens Foundation, Delray Beach, Florida and the Concert Hall at Mizner Park, Boca Raton, Florida.

Harvey W. Huntzinger, 72, has been a director since 1997.
         Mr. Huntzinger is a founder of National Systems Management Corporation, a service company organized in 1972, and has been its President and CEO since 1983.

Jones V. Isaac, 67, has been a director since 1997.
         Mr. Isaac is President of Isaac Enterprises, Inc., a service oriented firm located in Potomac, Maryland. Prior to 1995, Mr. Isaac was the Administrator of Finance and Administration for the Construction Specifications Institute, where he had been employed since 1967.

Dale B. Peck, 53, has been a director since 1997.
         Mr. Peck is a partner with Beers & Cutler, PLLC, Certified Public Accountants, in Vienna, Virginia. Prior to joining his present firm, Mr. Peck founded and operated his own practice.

James D. Russo, 52, has been a director since 1997.
         Mr. Russo is the Senior Vice President, Chief Financial Officer and Treasurer of Shire Laboratories, Inc., a pharmaceutical research and development company in Rockville, Maryland.

John H. Rust, Jr., 51, has been Chairman of the Board since 1997.
         Mr. Rust is currently of counsel in the law firm of McCandlish and Lillard in Fairfax, Virginia. Mr. Rust is a member of the Virginia House of Delegates.

Executive Officers Who Are Not Directors

         Edgar M. Andrews,  III, 52, has been  Executive  Vice  President of the
Company since 1998 and, subject to regulatory approval, is slated to be President of Cardinal Bank - Alexandria/Arlington, N.A., a subsidiary of the Company, when it opens. Prior to 1998, Mr. Andrews was President and Chief Executive Officer of the Civil War Trust, a 501(c)(3) non-profit organization that he helped organize in 1992.

         Christopher W. Bergstrom, 39, has been Executive Vice President and Commercial Lending Officer of the Company since 1998 and, subject to regulatory approval, is slated to be President of the Manassas/Prince William Bank, N.A., a subsidiary of the Company, when it opens. Prior to 1998, Mr. Bergstrom was employed with Crestar Bank, where he served in a variety of retail and commercial functions.

         Joseph L. Borrelli, 51, has been Executive Vice President and Chief Financial Officer of the Company since 1998. Prior to 1998, Mr. Borrelli served as the Regional Finance Manager for the greater Washington Region for Crestar Bank.

         Carl E. Dodson, 44, has been Senior Vice President and Chief Credit Officer of the Company since 1998. From 1997 to 1998, Mr. Dodson was Chief Financial Officer of C.C. Pace Resources, Inc., an engineering company in Fairfax, Virginia. Prior to 1997, he was the senior commercial lending officer of Palmer National Bank ("Palmer") in Washington, D.C. and, following Palmer's sale to George Mason Bank ("George Mason") in 1996, Senior Vice President of Credit Administration of George Mason.

         Thomas C. Kane, 37, has been President of Cardinal Wealth Services, Inc., a wholly-owned subsidiary of the Company that offers full service investment management products, since December 1998. Prior to that time, Mr. Kane was Senior Vice President and Division Manager, Retail Securities & Personal Trust & Investment Management Sales for Crestar Bank in its Greater Washington Region.

         F. Kevin Reynolds, 39, has been Executive Vice President and Senior Lending Officer of the Company and President of Cardinal Bank, a subsidiary of the Company, since 1998. Prior to 1998, Mr. Reynolds was the senior lending officer responsible for all facets of the commercial lending business of George Mason and helped create George Mason's commercial lending group.

         Eleanor D. Schmidt, 38, has been Vice President and Retail Banking Head of the Company since 1998. Prior to 1998, Ms. Schmidt was employed with NationsBank, where she managed multiple branches in the Fairfax area serving a large and diverse deposit and loan base.

         Greg D. Wheeless, 37, has been Executive Vice President of the Company since 1998 and, subject to regulatory approval, is slated to be President of Cardinal Bank - Dulles, N.A., a subsidiary of the Company, when it opens. Prior to 1998, Mr. Wheeless was employed with Crestar Bank, which he joined in 1989 as Vice President, Commercial Lender, and where he served most recently as Senior Vice President and Northern Virginia Middle Market Manager.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and any persons who own more than 10% of Common Stock, to file with the Securities and Exchange Commission ("SEC") reports of ownership and changes in ownership of common stock. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during fiscal year 1998, all filing requirements applicable to its officers and directors were complied with.


Item 10. Executive Compensation

Executive Compensation

         The following table shows, for the fiscal years ended December 31, 1998 and 1997, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the named executive officers in all capacities in which they served:

                           Summary Compensation Table

                                                      Annual Compensation                      Long Term Compensation
                                                      -------------------                      ----------------------
                                                                                          Securities
           Name and                                                    Other Annual       Underlying          All Other
      Principal Position       Year       Salary ($)    Bonus ($)    Compensation ($)   Options (#)(1)   Compensation ($)(2)
      ------------------       ----       ----------    ---------    ----------------   --------------   -------------------
L. Burwell Gunn, Jr.           1998         150,000        50,000           *                15,250              5,247
Chairman, President and Chief  1997          27,174        25,000           *                     -                981
   Executive Officer

F. Kevin Reynolds              1998(3)       98,640        30,000           *                 3,131                545
Executive Vice President and
   Senior Lending Officer

Joseph L. Borrelli             1998(4)       90,670        27,000           *                 2,818              3,544
Executive Vice President and
   Chief Financial Officer

Christopher W. Bergstrom       1998(5)       70,189        30,000           *                 3,131              3,405
Executive Vice President

______________________
* All benefits that might be considered of a personal nature did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.

(1) With the exception of a grant of an option to Mr. Gunn, in his capacity as a director, to purchase 1,250 shares of Common Stock, amounts disclosed for the year ended December 31, 1998 represent grants of options to the named executive officers as of January 1, 1999 and relate to such officers' compensation for the 1998 fiscal year.
(2) Amounts presented represent gross value of payments made by the Bank year pursuant to life insurance agreements between the Company and the named executive officers. The 1997 amount reflects COBRA payments to Mr. Gunn's former employer to continue insurance benefits.

(3)  Mr.  Reynolds'  employment with the Company  commenced on January 19, 1998.
(4)  Mr. Borrelli's employment with the Company commenced on January 1, 1998.
(5)  Mr. Bergstrom's employment with the Company commenced on April 6, 1998.


Stock Options

         The following table sets forth for the year ended December 31, 1998, the grants of stock options to the named executive officers.

                        Option Grants In Last Fiscal Year

                              Percent of Total
                            Number of Securities    Options Granted to
                             Underlying Options     Employees in Fiscal    Exercise or Base
                               Granted (#)(1)           Year (%)(2)         Price ($/Share)       Expiration Date
                               --------------           -----------         ---------------       ---------------
L. Burwell Gunn, Jr.               1,250                   62.5%                  6.75           November 23, 2008

___________________________
(1) Stock options were awarded at or above the fair market value of the shares of Common Stock at the date of award.
(2) Options to purchase 2,000 shares of Common Stock were granted to employees during the year ended December 31, 1998. The options presented in the table were granted to Mr. Gunn in his capacity as a director of the Company.


         The following table sets forth the amount and value of stock options held by the named executive officers as of December 31, 1998.

                          Fiscal Year End Option Values

                                               Number of
                                         Securities Underlying                 Value of Unexercised
                                        Unexercised Options at                 In-the-Money Options
                                          Fiscal Year End (#)                at Fiscal Year End ($)(1)
                                          -------------------                -------------------------
Name                                Exercisable (2)   Unexercisable       Exercisable      Unexercisable
----                                ---------------   -------------       -----------      -------------
L. Burwell Gunn, Jr.                     1,250             --                 --                --

___________________________
(1) The value of in-the-money options at fiscal year end was calculated by determining the difference between the fair market value of the Common Stock underlying the options on December 31, 1998 and the exercise price of the options.
(2)  Subject to shareholder approval of the Company's 1999 Stock Option Plan.

Directors' Fees

         Directors of the Company do not receive any cash compensation. In lieu of cash fees for service in 1998, each director of the Company was granted on November 23, 1998 an option to purchase 1,250 shares of Common Stock at a price of $6.75 per share. Such options expire on November 23, 2008.

Compensation and Other Employment Arrangements

         On September 30, 1997, Mr. Gunn entered into an employment contract to serve as President and Chief Executive Officer of the Company and to perform such services and duties as each entity's Board of Directors may designate. Under the contract, Mr. Gunn is entitled to an annual base salary of $150,000. Any increases in base salary are at the discretion of the Boards of Directors. In addition, Mr. Gunn earned a bonus in 1997 of $25,000 in connection with the completion of various aspects of the organization of the Company and Cardinal Bank, and may be entitled to up to an additional $50,000 in connection with the first year of operations of the Company and Cardinal Bank, and up to $50,000 per year for future performance.

         The contract is for a term of three years and may be extended for at least two additional years. Mr. Gunn serves at the pleasure of the Company's Board of Directors. If, during the term of the contract, Mr. Gunn's employment is terminated without cause, Mr. Gunn will be entitled to a severance payment equal to his annual base salary at that time. The contract also provides for certain non-competition covenants for a period of one year following Mr. Gunn's termination.

         During each year under his three-year employment contract, Mr. Gunn will be granted an option to purchase 7,048 shares of Common Stock at $7.50 per share, or such number of shares as may be determined by the Board of Directors in its discretion. The grant of any option for any particular year, however, shall be conditioned on the Company's financial performance's exceeding certain amounts budgeted for that year.

         Each of F. Kevin Reynolds, Joseph L. Borrelli, and Christopher W. Bergstrom, have also entered into employment agreements with the Company. Mr. Reynolds' agreement, which is dated as of February 12, 1999, provides for his service as Executive Vice President of the Company and President and Chief Executive Officer of Cardinal Bank, N.A. Mr. Borrelli's agreement, which is dated as of February 17, 1999, provides for his service as Executive Vice President and Chief Financial Officer of the Company. Mr. Bergstrom's agreement, which is dated as of December 17, 1998, provides for his service as Executive Vice President of the Company and President and Chief Executive Officer of Manassas/Prince William Bank.

         Each of the agreements for Messrs. Reynolds, Borrelli and Bergstrom provide for annual base salaries of $100,000 and includes annual increases at the discretion of the Board of Directors and cash bonuses up to 30% of the salary based on the attainment of certain performance objectives by the individual. The agreements also include stock option grants up to 20% of salary based on the attainment of such objectives. Such grants are awarded with an option exercise price equal to the fair market value of shares of Common Stock at the date of grant, and the options vest and become exercisable in equal installments over a three-year period from the date of grant. Each of these agreements is for a term that expires in 2001 and may be renewed for an additional two-year period.


Item 11.     Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

         The following table sets forth information as of March 31, 1999 regarding the number of shares of Common Stock beneficially owned by all directors, by all executive officers named in the summary compensation table below and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person's home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

                                                            Common Stock                   Percentage
    Name                                                Beneficially Owned (1)             of Class (%)
    ----                                                ----------------------             ------------
    Robert M. Barlow                                           79,500                           1.9
    Christopher W. Bergstrom                                   17,603                            *
    Joseph L. Borrelli                                         13,859                            *
    Wayne W. Broadwater                                        29,000                            *
    Nancy K. Falck                                             61,336                           1.4
    L. Burwell Gunn, Jr.                                       35,770                            *
    Anne B. Hazel                                              15,334                            *
    Harvey W. Huntzinger                                       88,500                           2.1
    Jones V. Isaac                                             45,400                           1.1
    Dale B. Peck                                               28,667                            *
    F. Kevin Reynolds                                          18,250                            *
    James D. Russo                                             55,600                           1.3
    John H. Rust, Jr.                                          38,100                            *
    All present executive officers and
      directors as a group (18 persons)                       526,919                          12.3

_____________________
* Percentage of ownership is less than one percent of the outstanding shares of Common Stock.
(1) Includes beneficial ownership of shares issuable upon the exercise of stock options exercisable within 60 days of March 31, 1999, subject to shareholder approval of the Company's 1999 Stock Option Plan.


Security Ownership of Certain Beneficial Owners

         The following table sets forth information as of March 31, 1999, regarding the number of shares of Common Stock beneficially owned by all persons who own five percent or more of the outstanding shares of Common Stock.

                                                      Common Stock
Name and Address                                   Beneficially Owned           Percentage of Class
----------------                                   ------------------           -------------------
Laifer Capital Management, Inc.                          236,000                       5.6%
45 West 45th Street
New York, New York  10036

Item 12. Certain Relationships and Related Transactions

Transactions with Management

         Some of the directors and officers of the Company are at present, as in the past, customers of the Company and, the Company has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers and their associates, as a group, at December 31, 1998 totaled $965,778, or 2.8% of the Company's equity capital at that date.

         Any future transactions between the Company and its officers and directors, as well as transactions with any person who acquires five percent or more of the Company's voting stock will be on substantially the same terms, including interest rates and security for loans, as those prevailing at the time for comparable transactions with others.

         There are no legal proceedings to which any director, officer, principal shareholder or associate is a party that would be material and adverse to the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       CARDINAL FINANCIAL CORPORATION


Date:  April 30, 1999                  By: /s/ L. Burwell Gunn, Jr.
                                           -------------------------------------
                                           President and Chief Executive Officer