Form 10QSB
period 1999-03-31
CARDINAL FINANCIAL CORP
filed 1999-05-17
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

                          10555 Main Street, Suite 500
                             Fairfax, Virginia 22030
                    (Address of Principle Executive Offices)

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

                4,239,509 shares of common stock, par value $1.00
                   per share, outstanding as of March 31, 1999

                         CARDINAL FINANCIAL CORPORATION

                                TABLE OF CONTENTS

                                                                                                       Page No.

Part I.       Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Condition
                  March 31, 1999 and December 31, 1998.......................................................3

                  Consolidated Statements of Operations
                  For the Quarter Ended March 31, 1999 and March 31, 1998....................................4

                  Condensed Consolidated Statement of Comprehensive Income
                  For the Quarter Ended March 31, 1999 and March 31, 1998....................................5

                  Condensed Consolidated Statement of Changes in Shareholders' Equity
                  For the Quarter Ended March 31, 1999 and March 31, 1998....................................6

                  Condensed Consolidated Statements of Cash Flows
                  For the Quarter Ended March 31, 1999 and March 31, 1998....................................7

                  Notes to Condensed Consolidated Financial Statements.......................................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operation..........................................................9


Part II.      Other Information

         Item 1.  Legal Proceedings.........................................................................18

         Item 2.  Changes in Securities and Use of Proceeds.................................................18

         Item 3.  Defaults Upon Senior Securities...........................................................18

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................18

         Item 5.  Other Information.........................................................................18

         Item 6.  Exhibits and Reports on Form 8-K..........................................................18



                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                   As of March 31, 1999 and December 31, 1998
                        (In thousands, except share data)

                                                             (Unaudited)
                                                              March 31,       December 31,
                                                                1999              1998
                                                                ----              ----
ASSETS

Cash & due from banks                                          $ 1,762            $ 1,073
Federal funds sold                                              25,967             24,277
                                                              --------           --------
Total cash and cash equivalents                                 27,729             25,350

Investment securities                                            8,155             13,697

Loans receivable                                                22,041             16,327
Less: Allowance for loan losses                                    281                212
                                                              --------           --------
                                                                21,760             16,115

Premises and equipment, net                                      2,357              1,829
Accrued interest and other assets                                  341                304
                                                              --------           --------

          Total Assets                                        $ 60,342           $ 57,295
                                                              ========           ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                      $ 25,932           $ 21,867
Accrued interest and other liabilities                             390                700
                                                              --------           --------
          Total Liabilities                                     26,322             22,567

Common stock, $1 par value, 50,000,000 shares authorized,
     shares outstanding 4,239,509 at March 31, 1999 and
     December 31, 1998                                           4,240              4,240
Additional paid in capital                                      32,465             32,327
Accumulated deficit                                             (2,666)            (1,842)
Accumulated other comprehensive income                             (19)                 3
                                                              --------           --------
          Total Shareholders' Equity                            34,020             34,728
                                                              --------           --------
          Total Liabilities and Shareholders' Equity          $ 60,342           $ 57,295
                                                              ========           ========



          See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Quarter ended March 31, 1999 and March 31, 1998
                            (Unaudited)


                                                                               March 31
                                                                --------------------------------------
                                                                   1999                          1998
                                                                   ----                          ----
INTEREST INCOME
Loans receivable                                               $  354,895                   $        -
Investment securities                                             131,207                            -
Federal funds sold                                                320,801                      101,236
                                                               ----------                   ----------

          Total Interest Income                                   806,903                      101,236



INTEREST EXPENSE
Deposits                                                          199,510                            -
Borrowings                                                              -                        1,616
                                                               ----------                   ----------

          Total Interest Expense                                  199,510                        1,616
                                                               ----------                   ----------

          NET INTEREST INCOME                                     607,393                       99,620

Provision for loan losses                                          68,125                            -
                                                               ----------                   ----------

          Net interest income after provision for loan losses     539,268                       99,620


NON-INTEREST INCOME
Service charges on deposit accounts                                 5,087                            -
Loan service charges                                               19,200                            -
Investment securities gains                                        11,203                            -
Other income                                                        9,733                            -
                                                               ----------                   ----------

          Total Non-interest income                                45,223                            -


NON-INTEREST EXPENSE
Salary and benefits                                               761,618                      120,289
Depreciation                                                       59,945                        2,500
Occupancy                                                         215,228                       58,497
Professional fees                                                 117,007                       61,461
Other operating expenses                                          255,010                       42,173
                                                               ----------                   ----------

          Total non-interest expense                            1,408,808                      284,920
                                                               ----------                   ----------

          Net loss before income taxes                           (824,317)                    (185,300)

Provision for income taxes                                              -                            -
                                                               ----------                   ----------

          NET LOSS                                             $ (824,317)                  $ (185,300)
                                                               ==========                   ==========

          Basic and diluted loss per share                     $    (0.19)                  $    (0.14)

          Weighted-average shares outstanding                   4,239,509                    1,370,422



          See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             For the Quarter ended March 31, 1999 and March 31, 1998
                                   (Unaudited)



                                                                   March 31,
                                                        1999                      1998
                                                        ----                      ----


Net loss                                             $ (824,317)               $ (185,300)
Other comprehensive income:
   Unrealized holding loss on available-for-sale
        investment securities, net of tax               (21,633)                        -

Comprehensive income                                 $ (845,950)               $ (185,300)


See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Quarter ended March 31, 1999 and March 31, 1998
                     (In thousands, except per share data)




                                                                                          Additional
                                                                        Common              Paid-in
                                                        Shares           Stock              Capital
                                                        ------           -----              -------


Balance, January 1, 1999                                   4,240      $  4,240                 32,327

Net loss

Change in unrealized holding loss on investment
    securities available for sale                              -             -                      -


Total Comprehensive Loss


Reversal of Expense Accrual from Public Offering                 -            -                   138

BALANCE, MARCH 31, 1999                                      4,240      $ 4,240                32,465
========================================================================================================


Balance, January 1, 1998                                     1,175      $ 1,175                 7,621

Issuance of 235 shares of common stock
    at $7.50 per share, net of costs                           235          235                 1,524

Net loss                                                         -            -                     -
                                                    --------------   ----------      ----------------

BALANCE, MARCH 31, 1998                                      1,410      $ 1,410                 9,145
========================================================================================================



                                                                               Accumulated
                                                                                Other            Uncollected
                                                         Accumulated          Comprehensive     Subscription
                                                           Deficit              Income           Receivable            Total
                                                           -------              ------           ----------            -----


Balance, January 1, 1999                                      (1,842)                 3               -                34,728

Net loss                                                        (824)                 -                                  (824)

Change in unrealized holding loss on investment
    securities available for sale                                                   (22)              -                   (22)
                                                                                                            -----------------

Total Comprehensive Loss                                                                                                 (846)
                                                                                                            =================

Reversal of Expense Accrual from Public Offering                    -                  -              -                   138

BALANCE, MARCH 31, 1999                                        (2,666)               (19)             -                34,020
=============================================================================================================================


Balance, January 1, 1998                                         (145)                 -           (100)                8,551

Issuance of 235 shares of common stock
    at $7.50 per share, net of costs                                -                  -              -                 1,759

Net loss                                                         (185)                 -              -                  (185)
                                                         -------------    --------------    -----------      ----------------

BALANCE, MARCH 31, 1998                                          (330)                 -          (100)               10,125
============================================================================================================================





             See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Quarter ended March 31, 1999 and March 31, 1998
                                 (In thousands)


                                                                                                   March 31,
                                                                                        ------------------------------
                                                                                        1999                      1998
                                                                                        ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                              $   (824)          $   (185)
      Adjustments   to  reconcile  net  loss  to  net  cash  used  in  operating activities:
           Realized gain on investment securities                                                (11)                 -
           Depreciation                                                                           60                  3
           Provision for loan losses                                                              69                  -
           Increase in accrued interest and other assets                                         (37)                (1)
           Decrease in accrued interest and other liabilities                                   (310)               (24)
                                                                                            --------            -------
           NET CASH USED IN OPERATING ACTIVITIES                                              (1,053)              (207)
                                                                                            --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of fixed assets                                                             (588)              (282)
           Proceeds from sale of investment securities                                         1,984                  -
           Purchases of investment securities available for sale                                 (15)
           Redemptions of investment securities                                                3,562                  -
           Net increase in loan portfolio                                                     (5,714)                 -
                                                                                            --------            -------
           NET CASH USED IN INVESTING ACTIVITIES                                                (771)              (282)
                                                                                            --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Net increase in deposits                                                            4,065                  -
           Proceeds from stock issuance, net                                                       -              1,759
           Reversal of expense accrual from public offering                                      138                  -
           Decrease (increase) in subscription receivables                                         -              4,308
           (Repayment) proceeds of borrowings                                                      -               (185)
                                                                                            --------            -------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                           4,203              5,882
                                                                                            --------            -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      2,379              5,393
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              25,350              4,283
                                                                                            --------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 27,729            $ 9,676
                                                                                            ========            =======



Supplemental disclosure of cash flow information
      Cash paid during period for interest:                                                 $    200            $     -
                                                                                            ========            =======


          See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly owned subsidiary, Cardinal Bank, N.A. and as of February 1, 1999 investment in its new wholly owned investment advisory subsidiary, Cardinal Wealth Services, Inc.

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Annual Report on Form 10-K dated March 31, 1999.

Item 2.
                 Cardinal Financial Corporation and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Cardinal Financial Corporation (the "Company") is the holding company for Cardinal Bank, N.A. (the "Bank") which commenced operations on June 8, 1998 and Cardinal Wealth Services, an investment advisory subsidiary, which commenced operations on February 1, 1999. Both subsidiaries are located in Fairfax, Virginia.

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

The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company as of March 31, 1999 and for the three months ended March 31, 1999 and March 31, 1998. This discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this report. Since principal banking operations commenced on June 8, 1998, a comparison of the March 31, 1999 results (when banking operations were in progress) to those of March 31, 1998 (prior to the commencement of banking operations) is not meaningful.

Financial Condition
Total assets of the Company increased to $60.3 million at March 31, 1999 compared to $57.3 million at December 31, 1998. The increase is due primarily to an increase in deposits of $4.1 million. Gross loans at March 31, 1999 were $22.0 million compared to $16.3 million at December 31, 1998 (see Table 1 for loan portfolio details). Investment securities at March 31, 1999 were $8.2 million compared to $13.7 million at December 31, 1998 (see Table 2 for details of investment securities available for sale). Cash and cash equivalents, including Fed Funds Sold, were $27.7 million at March 31, 1999 compared to $25.4 million at December 31, 1998.

Shareholders' equity at March 31, 1999 was $34.0 million compared to $34.7 million at December 31, 1998. Book value per share on March 31, 1999 was $8.02 compared to $8.19 at December 31, 1998.

Results of Operations
Net loss for the three months ended March 31, 1999 was $824.3 thousand or $0.19 per share compared to a loss of $185.3 thousand or $0.14 per share for the three months ended March 31, 1998. The first quarter of 1998 did not include operations of the banking or investment advisory subsidiaries.

Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on interest bearing assets and the interest paid on deposits and other interest bearing liabilities. Net interest income for the three months ended March 31, 1999 totaled $607.4 thousand compared to $99.6 thousand for the three months ended March 31, 1998.

The Company's net interest margin for the three months ended March 31, 1999 was 4.52%. Margin comparisons with the first quarter of 1998 are not meaningful given the start-up nature of operations during that period. Table 3 presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of interest income and interest expense.

The provision for loan losses for the three months ended March 31, 1999 was $68.1 thousand. There was no provision for the first quarter of 1998. The allowance for loan losses at March 31, 1999 was $280.6 thousand compared to $212.4 thousand at December 31, 1998. The ratio of the allowance for loan losses to gross loans at March 31, 1999 is 1.29%. Due to the Company's short history, management is currently maintaining a loan loss allowance comparable to its peers. The amount of loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions. Table 4 reflects the components of the allowance for loan losses.

Non-interest income for the three months ended March 31, 1999 was $45,223. The Company did not record non-interest income for the three months ended March 31, 1998. Included in non-interest income are service charges on loan and deposit accounts and fees on miscellaneous bank services.

Non-interest expense for the three months ended March 31, 1999 totaled $1.41 million compared to $284.9 thousand for the three months ended March 31, 1998. Expenses for the first quarter of 1999 are significantly higher than the comparable quarter in 1998 due to the operations of the banking and investment subsidiaries.

Capital Resources
Shareholders' equity at March 31, 1999 was $34.0 million compared to $34.7 million at December 31, 1998. The reduction in equity was due to the recognition of the first quarter's net loss.

At March 31, 1999 the Company's tier 1 and total risk-based capital ratios were 114.1% and 113.2%, respectively. At December 31, 1998, the Company's tier 1 and total risk-based capital ratio were 146.9% and 146.0%, respectively. Table 5 reflects the components of regulatory capital. The Company's capital structure places it well above minimum regulatory requirements. The Company maintains a strong capital base in order to implement its growth strategy, which includes the funding of three additional bank subsidiaries, as well as ensuring that it has the resources to protect against the risks inherent in its business.

Liquidity
Liquidity provides the Company with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. At March 31, 1999, cash, cash equivalents and investment securities available for sale totaled $35.9 million compared to $39.0 million at December 31, 1998. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

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

The data in Table 6 reflects re-pricing or expected maturities of various assets and liabilities at March 31, 1999. This gap analysis represents the difference between interest sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar re-pricing characteristics will re-price at the same time and to the same degree. Given the Company's short history and anticipated growth, management has maintained a high positive short-term gap.

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

The Company has a Year 2000 compliance program to review the Year 2000 issues faced by its third-party vendors. Under this program, the Company is examining the need for modifications or replacement of all non-compliant software. The Company's recent entrance into the market has allowed it the opportunity to screen third party vendors. Vendors chosen are already compliant or are in the process of becoming Year 2000 compliant. Data processing vendor contracts have Year 2000 clauses, which allow the Company to test for compliance and to cancel without penalty if a vendor does not meet its Year 2000 compliance plan. The Company has satisfactorily completed testing of its primary operating system. All hardware has been certified compliant. All of the Company's critical outsource partners have satisfactorily reported successful testing and the Company does not contemplate changing any vendors.

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

The Company's contingency plan has been completed and tested. The plan provides an outline for operating in any worst case scenario.

The Company is subject to periodic review by its primary regulator, the Office of the Comptroller of the Currency, to ensure existence of and adherence to a Year 2000 compliance plan.

Forward Looking Statements
This report contains certain forward-looking statements, which can be identified by the use of forward-looking terminology such as "may, " "will, " "expect, " "anticipate, " "estimate, " or "continue, " or the negative thereof or other comparable terminology. The Company cautions readers that certain important factors, including, among others, problems with terminology utilized by the Company as described above, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results in 1999 and beyond to differ materially from those expressed in any forward-looking statements in this report. Reference is made to the "Risk Factors" section of the Prospectus dated July 17, 1998 that is part of the Company's Registration Statement on Form SB-2 (Registration No. 333-52279) and that was filed with the Securities and Exchange Commission on July 20, 1998 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, for a description of certain of these important factors.

                 Cardinal Financial Corporation and Subsidiaries
                                      Loans
                                 (In thousands)
                                   (Unaudited)


                                                     March 31                        December 31,
                                                       1999                              1998


Commercial                                     $  6,855      31.07%              $  5,138     31.43%
Real estate - commercial                          6,237      28.27%                 3,507     21.46%
Real estate - construction                          829       3.76%                   760      4.65%
Real estate - residential                         5,598      25.38%                 5,529     33.83%
Home equity lines                                 1,527       6.92%                 1,040      6.37%
Consumer                                          1,014       4.60%                   369      2.26%
                                        ---------------------------     ----------------------------
Gross loans                                    $ 22,060     100.00%              $ 16,343    100.00%

Less: unearned income, net                          (19)          -                   (16)         -
Less: allowance for loan loss                      (281)          -                  (212)         -

Total net loans                                $ 21,760           -              $ 16,115          -
                                        ============================    =============================


                 Cardinal Financial Corporation and Subsidiaries
                   Investment Securities - Available for Sale
                              As of March 31, 1999
                                 (In thousands)
                                   (Unaudited)


                                                                                 Amortized       Market      Unrealized     Average
                                                                   Par Value        Cost          Value      Gain/(Loss)      Yield
                                                                   ---------        ----          -----      -----------      -----
U.S. Government Agencies
     Within one year                                                $ 2,000          2,000         1,997            (3)        5.31%
     One to five years                                                3,000          3,002         2,987           (15)        5.76%
     Five to ten years                                                    -              -             -             -         0.00%
     After ten years                                                    500            499           494            (5)        6.26%
------------------------------------------------------------------------------------------------------------------------------------
             Total U.S Government Agencies                          $ 5,500          5,501         5,478           (23)        5.64%
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-Backed Securities
     Within one year                                                    777            778           778             0         5.44%
     One to five years                                                  796            809           812             3         5.53%
     Five to ten years                                                  858            862           852           (10)        5.92%
     After ten years                                                      -              -             -             -         0.00%
------------------------------------------------------------------------------------------------------------------------------------
             Total Mortgage-Backed Securities                       $ 2,431          2,449         2,442            (7)        5.64%
------------------------------------------------------------------------------------------------------------------------------------

Other Securities
     Within one year                                                      -              -             -             -             -
     One to five years                                                    -              -             -             -             -
     Five to ten years                                                    -              -             -             -             -
     After ten years                                                    235            235           235             -         6.00%
------------------------------------------------------------------------------------------------------------------------------------
             Total Other Securities                                 $   235            235           235             -         6.00%
------------------------------------------------------------------------------------------------------------------------------------
             Total Investment Securities Available for Sale         $ 8,166          8,185         8,155           (30)        5.65%
------------------------------------------------------------------------------------------------------------------------------------


             Cardinal Financial Corporation and Subsidiaries
             Rate and Volume Analysis (Tax Equivalent Basis)
                                 (In thousands)
                                   (Unaudited)


    First Quarter          First Quarter                                        First Quarter                         Variance
    Average Volume         Average Rate                                           Interest           Increase      Attributable to
    1999       1998       1999       1998                                       1999      1998      (Decrease)     Rate     Volume
    ---------------       ---------------                                       --------------      ----------     ---------------
                                               Interest Income
                                               Loans:
    $ 6,445       $ -       8.09%     0.00%              Commercial              $ 130       $ -        $ 130       $ 130       $ -
      3,587         -       8.33%     0.00%              Real estate - commercial   75         -           75          75         -
        526         -       7.97%     0.00%              Real estate - construction 10         -           10          10         -
      5,668         -       7.20%     0.00%              Real estate - residential 102         -          102         102         -
      1,211         -       6.15%     0.00%              Home equity lines          19         -           19          19         -
        588         -       8.52%     0.00%              Consumer                   13         -           13          13         -
------------------------------------------------------------------------------------------------------------------------------------
     18,025         -       7.74%     0.00%                        Total loans     349         -          349         349         -

      9,463         -       5.55%     0.00%    Investment Securities - AFS         131         -          131         131         -

          -     9,437       0.00%     4.29%    Money Market Accounts                 -       101         (101)          -      (101)

     26,898         -       4.77%     0.00%    Federal funds sold                  321         -          321         321         -
------------------------------------------------------------------------------------------------------------------------------------

   $ 54,386   $ 9,437       5.89%     4.29%    Total interest-earning assets     $ 801     $ 101        $ 700       $ 801    $ (101)
====================================================================================================================================

                                               Interest Expense

      1,912         -       2.05%     0.00%              Interest Checking          10         -           10          10         -
      4,299         -       3.59%     0.00%              Money Markets              38         -           38          38         -
        111         -       2.97%     0.00%              Statement Savings           1         -            1           1         -
     12,078         -       4.88%     0.00%              Certificates of Deposit   145         -          145         145         -
------------------------------------------------------------------------------------------------------------------------------------
     18,400         -       4.27%     0.00%    Total interest-bearing liabilities  194         -          194         194         -

     38,898    10,268                          Other Sources - Net
------------------------------------------------------------------------------------------------------------------------------------
     57,298    10,268       1.37%     0.00%    Total Sources of Funds              194         -          194         194         -
------------------------------------------------------------------------------------------------------------------------------------
   $ 35,986   $ 9,437       4.52%     4.29%    Net Interest Margin               $ 607     $ 101        $ 506       $ 607    $ (101)
====================================================================================================================================

                Cardinal Financial Corporation and Subsidiaries
                           Allowance for Loan Losses
                                 (In Thousands)
                                  (Unaudited)

                                                  For the three           For the year
                                                   months ended                ended
                                                     March 31,             December 31,
                                                        1999                    1998


Beginning balance                                      $ 212                      $ -

Provision for loan losses                                 69                      212

Loans charged off:
            Commercial                                     -                        -
            Real estate - commercial                       -                        -
            Real estate - construction                     -                        -
            Real estate - residential                      -                        -
            Home equity lines                              -                        -
            Consumer                                       -                        -
--------------------------------------------------------------------------------------
            Total loans charged off                        -                        -

Recoveries:
            Commercial                                     -                        -
            Real estate - commercial                       -                        -
            Real estate - construction                     -                        -
            Real estate - residential                      -                        -
            Home equity lines                              -                        -
            Consumer                                       -                        -
--------------------------------------------------------------------------------------
            Total recoveries                               -                        -

Net charge-offs                                            -                        -


Ending Balance                                         $ 281                    $ 212
======================================================================================


Loans:
            Total at period end                     $ 21,760                 $ 16,343
Allowance for loan losses to:
            Period-end loans                           1.29%                    1.30%



                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                               Capital Components
                              As of March 31, 1999
                                 (In thousands)
                                   (Unaudited)



                                                                                                                 To Be Well
                                                                                                             Capitalized Under
                                                                                     For Capital             Prompt Corrective
                                                               Actual              Adequacy Purposes          Action Provisions
                                                               ------              -----------------          -----------------
                                                         Amount      Ratio        Amount        Ratio       Amount        Ratio
                                                         ------      -----        ------        -----       ------        -----


    Total risk based capital to risk weighted assets       $ 33,758   113.2%        $2,386  >    8.00%        $2,983  > 10.0%
                                                                                           ---                       ---
    Tier I capital to risk weighted assets                   34,039   114.1%         1,193  >    4.00%         1,790  > 6.0%
                                                                                           ---                       ---
    Leverage ratio total risk based capital to quarterly
      average assets                                         33,758    58.2%         2,322  >    4.00%         2,902  > 5.0%
                                                                                           ---                       ---


                 Cardinal Financial Corporation and Subsidiaries
                     Interest Rate Sensitivity Gap Analysis
                              As of March 31, 1999
                                 (In thousands)
                                   (Unaudited)


                                                        1-90         91-180       181-365         1-5         Over 5
                                                        Days          Days          Days         Years         Years        TOTAL
                                                        ----          ----          ----         -----         -----        -----
                     ASSETS
Investment Securities
U.S. Government agency securities                            -             -             -         4,984          493       $ 5,477
Mortgage-backed securities                                   -             -           779           812          852         2,443
Other securities                                             -             -             -             -          235           235
Total Investment Securities                                  -             -           779         5,796        1,580         8,155
Federal Funds Sold                                      25,967                                                               25,967
Loans
Variable rate loans                                      6,924         1,166           150         8,973            -        17,213
Fixed rate loans                                           500           203            65         3,068          992         4,828
Total Gross Loans                                        7,424         1,369           215        12,041          992        22,041
Total Earning Assets                                    33,391         1,369           994        17,837        2,572      $ 56,163
Cumulative Rate Sensitive Assets                        33,391        34,760        35,754        53,592       56,163

Liabilities and Shareholders' Equity
Deposits
Demand deposits                                          6,039             -             -             -            -       $ 6,039
Interest checking                                        2,145             -             -             -            -         2,145
Statement savings                                          149             -             -             -            -           149
Money market accounts                                    4,634             -             -             -            -         4,634
Certificates of deposit                                  2,461         2,372         7,510           622            -        12,965
Total Deposits                                          15,428         2,372         7,510           622            -        25,932
Other liabilities                                            -             -             -             -            -             -
Total Interest Bearing Liabilities                      15,428         2,372         7,510           622            -      $ 25,932
Cumulative Rate Sensitive Liabilities                   15,428        17,800        25,310        25,932       25,932

Gap                                                     17,963        (1,003)       (6,516)       17,215        2,572
Cumulative Gap                                          17,963        16,960        10,444        27,660       30,231
Gap/ Total Assets                                       29.77%        -1.66%       -10.80%        28.53%        4.26%
Cumulative Gap/ Total Assets                            29.77%        28.11%        17.31%        45.84%       50.10%
Rate Sensitive Assets/ Rate Sensitive Liabilities         2.16          0.58          0.13         28.68            -
Cumulative RSA/ Cumulative RSL                            2.16          1.95          1.41          2.07         2.17



                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

                  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.  Defaults Upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.

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


                                       CARDINAL FINANCIAL CORPORATION



Date:  May 17, 1999                      /s/ L. Burwell Gunn, Jr.
                                       -----------------------------------------
                                       L. Burwell Gunn, Jr.
                                       President and Chief Executive Officer



Date:  May 17, 1999                      /s/ Joseph L. Borrelli
                                       -----------------------------------------
                                       Joseph L. Borrelli
                                       Chief Financial Officer