Form 10QSB
period 1999-06-30
CARDINAL FINANCIAL CORP
filed 1999-08-16
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

          4,239,509 shares of common stock, par value $1.00 per share, outstanding as of June 30, 1999

                         CARDINAL FINANCIAL CORPORATION

                                TABLE OF CONTENTS


                                                                                                          Page No.

Part I.       Financial Information
         Item 1.  Financial Statements

                  Consolidated Statements of Condition (Unaudited)
                  June 30, 1999 and December 31, 1998........................................................3

                  Consolidated Statements of Operations (Unaudited)
                  For the Three and Six Months Ended June 30, 1999 and June 30, 1998.........................4

                  Consolidated Statements of Comprehensive Income (Unaudited)
                  For the Three and Six Months Ended June 30, 1999 and June 30, 1998.........................5

                  Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Six Months Ended June 30, 1999 and June 30, 1998...................................6

                  Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended June 30, 1999 and June 30, 1998...................................7

                  Notes to Condensed Consolidated Financial Statements (Unaudited)...........................8

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

         Item 3.  Defaults Upon Senior Securities...........................................................20

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................20

         Item 5.  Other Information.........................................................................20

         Item 6.  Exhibits and Reports on Form 8-K..........................................................20

Signatures


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                        (In thousands, except share data)
                                   (Unaudited)

                                                         June 30,   December 31,
                                                            1999         1998
                                                            ----         ----
ASSETS

Cash & due from banks                                     $  1,572     $  1,073
Federal funds sold                                          24,191       24,277
                                                          --------     --------
Total cash and cash equivalents                             25,763       25,350

Investment securities available for sale                     6,649       13,697

Loans receivable                                            31,645       16,327
Less: Allowance for loan losses                                401          212
                                                          --------     --------
                                                            31,244       16,115

Premises and equipment, net                                  3,497        1,829
Accrued interest and other assets                              952          304
                                                          --------     --------

          Total Assets                                    $ 68,105     $ 57,295
                                                          ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                  $ 31,133     $ 21,867
Accrued interest and other liabilities                       4,019          700
                                                          --------     --------

          Total Liabilities                                 35,152       22,567

Common stock, $1 par value, 50,000,000 shares authorized,
     shares outstanding 4,239,509 at June 30, 1999 and
     December 31, 1998                                       4,240        4,240
Additional paid in capital                                  32,465       32,327
Accumulated deficit                                         (3,672)      (1,842)
Accumulated other comprehensive income                         (80)           3
                                                          --------     --------

          Total Shareholders' Equity                        32,953       34,728
                                                          --------     --------

          Total Liabilities and Shareholders' Equity      $ 68,105     $ 57,295
                                                          ========     ========


          See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended June 30, 1999 and June 30, 1998
                                   (Unaudited)


                                                             Three Months Ended June 30,               Six Months Ended June 30,
                                                             ---------------------------               -------------------------
                                                              1999                 1998               1999                1998
                                                              ----                 ----               ----                ----
INTEREST INCOME
Loans receivable                                            $ 472,520             $ 3,743            $ 827,415            $ 3,743
Investment securities                                         102,889                 920              234,096                920
Federal funds sold                                            323,629             127,799              644,429            229,035
                                                              -------             -------              -------            -------

          Total Interest Income                               899,038             132,462            1,705,940            233,698


INTEREST EXPENSE
Deposits                                                      225,562               8,001              424,811              8,001
Borrowings                                                         13                   -                  273              1,616
                                                              -------             -------              -------            -------

          Total Interest Expense                              225,575               8,001              425,084              9,617
                                                              -------             -------              -------            -------

          NET INTEREST INCOME                                 673,462             124,461            1,280,856            224,081

Provision for loan losses                                     120,679               3,010              188,804              3,010
                                                              -------             -------              -------            -------

          Net interest income after provision for loan losses 552,783             121,451            1,092,052            221,071


NON-INTEREST INCOME
Service charges on deposit accounts                             6,606                  16               11,693                 16
Loan service charges                                            3,805                   -               18,845                  -
Investment fee income                                         278,903                   -              280,181                  -
Gains from sale of securities                                     884                   -               12,087                  -
Other income                                                   21,982                 687               34,597                687
                                                              -------             -------              -------            -------

          Total Non-interest income                           312,180                 703              357,403                703


NON-INTEREST EXPENSE
Salary and benefits                                         1,001,912             257,734            1,763,530            378,023
Depreciation                                                   70,923              20,851              130,868             23,351
Occupancy                                                     205,617              41,279              420,845            102,083
Professional fees                                             191,862              68,074              314,738            129,535
Other operating expenses                                      401,204              57,602              650,345             97,468
                                                              -------             -------              -------            -------

          Total non-interest expense                        1,871,518             445,540            3,280,326            730,460
                                                            ---------             -------            ---------            -------


          Net loss before income taxes                     (1,006,554)           (323,386)          (1,830,871)          (508,686)

Provision for income taxes                                          -                   -                    -                  -
                                                              -------             -------              -------            -------

          NET LOSS                                       $ (1,006,554)         $ (323,386)        $ (1,830,871)        $ (508,686)
                                                         ============          ==========         ============         ==========

          Basic and diluted loss per share                    $ (0.24)            $ (0.23)             $ (0.43)           $ (0.37)

          Weighted-average shares outstanding               4,239,509           1,409,509            4,239,509          1,390,074


          See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
    For the three months and six months ended June 30, 1999 and June 30, 1998
                                   (Unaudited)


                                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                              ---------------------------       -------------------------
                                                                  1999             1998            1999            1998
                                                                  ----             ----            ----            ----


Net loss                                                      $ (1,006,554)     $ (323,386)     (1,830,871)       (508,686)
Other comprehensive income:
   Unrealized holding loss on available-for-sale
        investment securities, net of tax                         (60,694)               -         (82,327)              -
                                                              ------------      ----------      ----------        --------

Comprehensive income                                          $ (1,067,248)     $ (323,386)     (1,913,198)       (508,686)
                                                              ============      ==========      ==========        ========



See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY For the Six Months Ended June 30, 1999 and June 30, 1998
                      (In thousands, except per share data)

                                                                              Additional
                                                                     Common    Paid-in   Accumulated
                                                            Shares    Stock    Capital    Deficit
                                                            ------   -------- ---------- -----------

Balance, January 1, 1998 ................................    1,175    $1,175     7,621      (145)

Issuance of 235 shares of common stock
    at $7.50 per share, net of costs ....................      235       235     1,525       -

Payment of subscription receivable ......................

Net loss ................................................      -         -         -        (509)
                                                             -----    ------    ------    ------

BALANCE, June 30, 1998 ..................................    1,410    $1,410     9,146      (654)
                                                             =====    ======     =====    ======


Balance, January 1, 1999 ................................    4,240    $4,240    32,327    (1,842)

Net loss ................................................

Change in unrealized holding loss on investment
    securities available for sale, net of tax ...........      -         -         -


Total Comprehensive Loss ................................

Reversal of Expense Accrual from Public Offering ........      -         -         138       -

BALANCE, June 30, 1999 ..................................    4,240    $4,240    32,465    (3,672)
                                                             =====    ======     =====    ======

                                                               Accumulated
                                                                  Other         Uncollected
                                                               Comprehensive    Subscription
                                                                  Income         Receivable         Total
                                                               -------------    ------------      --------

Balance, January 1, 1998 ................................            -              (100)           8,551

Issuance of 235 shares of common stock
    at $7.50 per share, net of costs ....................            -                -             1,760

Payment of subscription receivable ......................                            100              100

Net loss ................................................            -                -              (509)
                                                                  ------           -------        -------

BALANCE, June 30, 1998 ..................................            -                -             9,902
                                                                  ======           =======          =====


Balance, January 1, 1999 ................................              3              -            34,728

Net loss ................................................              -              -            (1,830)

Change in unrealized holding loss on investment
    securities available for sale, net of tax ...........            (83)             -               (83)


Total Comprehensive Loss ................................                                          (1,913)

Reversal of Expense Accrual from Public Offering ........            -                -               138

BALANCE, June 30, 1999 ..................................            (80)             -            32,953
                                                                  ======           =======          =====

           See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months ended June 30, 1999 and June 30, 1998
                                 (In thousands)


                                                                                                      Six Months Ended June 30,
                                                                                                      -------------------------
                                                                                                   1999                       1998
                                                                                                   ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                                  $ (1,831)                   $ (509)
       Adjustments to reconcile net loss to net cash used in operating activities:
             Realized gain on investment securities                                                   (12)                        -
             Depreciation                                                                             131                        27
             Provision for loan losses                                                                189                         3
             Increase in accrued interest and other assets                                           (647)                     (143)
             Increase in accrued interest and other liabilities                                       319                       300
                                                                                                ---------                   -------
             NET CASH USED IN OPERATING ACTIVITIES                                                 (1,851)                     (322)
                                                                                                ---------                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of fixed assets                                                              (1,799)                   (1,203)
             Proceeds from sale of investment securities                                            3,285                         -
             Purchases of investment securities available for sale                                   (171)                     (240)
             Redemptions of investment securities                                                   3,864                         -
             Net increase in loan portfolio                                                       (15,319)                     (341)
                                                                                                ---------                   -------
             NET CASH USED IN INVESTING ACTIVITIES                                                (10,140)                   (1,784)
                                                                                                ---------                   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Net increase in deposits                                                               9,266                     4,801
             Net increase in short-term borrowings                                                  3,000                         -
             Proceeds from stock issuance, net                                                          -                     1,759
             Reversal of expense accrual from public offering                                         138                         -
             Decrease in subscription receivables                                                       -                     4,610
             Repayment of borrowings                                                                    -                      (185)
                                                                                                ---------                   -------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                             12,404                    10,985
                                                                                                ---------                   -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             413                     8,879
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   25,350                     4,283
                                                                                                ---------                   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 25,763                  $ 13,163
                                                                                                =========                   =======

Supplemental disclosure of cash flow information
       Cash paid during period for interest:                                                    $ 424,915                   $ 8,458
                                                                                                =========                   =======



          See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly owned subsidiary, Cardinal Bank, N.A. and as of February 1, 1999 investment in its new wholly owned investment advisory subsidiary, Cardinal Wealth Services, Inc.

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Item 2.
                 Cardinal Financial Corporation and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


General

Cardinal Financial Corporation (the "Company") is the holding company for Cardinal Bank, N.A. (the "Bank"), which commenced operations on June 8, 1998, and Cardinal Wealth Services, Inc., an investment advisory subsidiary, which commenced operations on February 1, 1999. Both subsidiaries are located in Fairfax, Virginia.

The Company funded its start-up and organizational costs through a private offering (the "Private Offering") of 1,409,509 shares of its common stock, par value $1.00 per share (the "Common Stock"), in the fourth quarter of 1997 and the first quarter of 1998. The total proceeds to the Company in the Private Offering were $10.6 million, of which $8.0 million were used to capitalize the Bank. In addition, the Company raised additional capital for general corporate purposes and to support the growth of assets and deposits through a public offering (the "Public Offering") of 2,830,000 shares of Common Stock in the third quarter of 1998. The total proceeds to the Company in the Public Offering were $26.1 million, after deducting underwriting discounts and expenses.

The following discussion presents management's discussion and analysis of the consolidated financial condition of the Company as of June 30, 1999 and for the three months and six months ended June 30, 1999 and June 30, 1998. This discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this report. Since principal banking operations commenced on June 8, 1998, a comparison of the June 30, 1999 results (when banking operations were in progress) to those of June 30, 1998 (with only three weeks of banking operations) is not meaningful.

Financial Condition

Total assets of the Company increased to $68.1 million at June 30, 1999 from $57.3 million at December 31, 1998. Total loans increased $15.3 million or 94% to $31.6 million at June 30, 1999 from $16.3 million at December 31, 1998 (see Table 1 for details of the loan portfolio). The increase in loans was funded primarily by a $9.2 million or 42% increase in deposits to $31.1 million at June 30, 1999 from $21.9 million at December 31, 1998, and also due to the sale of investment securities available for sale which declined $7.1 million or 52% to $6.6 million at June 30, 1999 from $13.7 million at December 31, 1998 (see Table 2 for details of investment securities available for sale). Cash and cash equivalents including fed funds sold remained flat at $25.8 million at June 30, 1999 compared to $25.4 million at December 31, 1998. Shareholders' equity at June 30, 1999 was $33.0 million compared to $34.7 million at December 31, 1998. Book value per share on June 30, 1999 was $7.77 compared to $8.19 at December 31, 1998.

Results of Operations

The Company reported a net loss of $1.01 million and $1.83 million for the second quarter and first six months of 1999, respectively, compared with $323.4 thousand and $508.7 thousand in the same periods of 1998. The increase in the net loss reflects the organizational and operational expenses associated with the Company's investment subsidiary and three additional banks that are scheduled to open in the third quarter of 1999 and the first quarter of 2000.

Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on interest bearing assets and the interest paid on interest bearing liabilities. Net interest income for the three and six months ended June 30, 1999 totaled $673.5 thousand and $1.28 million, respectively, compared to $124.5 thousand and $224.1 thousand for the same periods in 1998.

The Company's net interest margin for the three and six months ended June 30, 1999 was 4.57% and 4.54%, respectively. The net interest margin for the same periods in 1998 are not meaningful due to the June 1998 opening of the Company's banking subsidiary. Table 3 presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of interest income and interest expense.

The provisions for loan losses for the three and six months ended June 30, 1999 was $120.7 thousand and $188.8 thousand, respectively, compared to $3.0 thousand for the same periods in 1998. The allowance for loan losses at June 30, 1999 was $401 thousand compared to $212 thousand at December 31, 1998. The ratio of the allowance for loan losses to gross loans at June 30, 1999 was 1.27% compared to 1.30% at December 31, 1998. Due to the Company's short history, management is currently maintaining a loan loss allowance comparable to its peers. The amount of loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions. Table 4 reflects the components of the allowance for loan losses.

Non-interest income for the three and six months ended June 30, 1999 was $312.2 thousand and $357.4 thousand, respectively, compared to $703 for the same periods in 1998. Non-interest income is significantly higher in 1999 due to the investment income generated by Cardinal Wealth Services, Inc. which began operations on February 1, 1999.

Non-interest expense for the three and six months ended June 30, 1999 was $1.87 million and $3.28 million, respectively, compared to $446 thousand and $730 thousand for the same periods in 1998. Non-interest expense is significantly higher in 1999 due to the costs associated with the organization and start-up operation of the Company's subsidiary that opened in 1999 and those scheduled to open in late 1999 and early 2000.

Capital Resources

Shareholders' equity at June 30, 1999 was $33.0 million compared to $34.7 million at December 31, 1998. The reduction in equity was due to the recognition of the loss for the six months ended June 30, 1999.

At June 30, 1999 the Company's tier 1 and total risk-based capital ratios were 74.2% and 75.1%, respectively. At December 31, 1998 the Company's tier 1 and total risk-based capital ratios were 146.9% and 146.0%, respectively. Table 5 reflects the components of regulatory capital. The Company's capital structure places it well above minimum regulatory requirements. The Company maintains a strong capital base in order to implement its growth strategy, which includes the funding of three additional bank subsidiaries, as well as ensuring that it has the resources to protect against the risks inherent in its business.

Liquidity

Liquidity provides the Company with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. At June 30, 1999, cash, cash equivalents and investment securities available for sale totaled $32.4 million or 48% of total assets compared to $39.0 million or 68% of total assets at December 31, 1998. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

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

The data in Table 6 reflects re-pricing or expected maturities of various assets and liabilities at June 30, 1999. This gap analysis represents the difference between interest sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar re-pricing characteristics will re-price at the same time and to the same degree. Given the Company's short history, and anticipated growth, management has maintained a high positive short-term gap.

Year 2000 Compliance

As the year 2000 approaches, an important business issue has emerged regarding how existing software programs and operating systems can accommodate this date value. Many existing application software products were designed to accommodate a two-digit year. For example, "98" is stored on the systems and represents 1998 and "00" represents 1900.

The Company utilizes a third-party vendor for processing its primary banking applications. In addition, the Company also uses several other third-party vendors for ancillary computer applications. All third party vendors for the Company's banking applications either are already Year 2000 ready or are in the final process of modifying, upgrading or replacing their computer applications to ensure Year 2000 compliance. Because the Company was recently formed, all of its data processing equipment is new and is Year 2000 ready. The Company does not expect to incur any material expense to replace data processing equipment.

The Company continues to execute its Year 2000-compliance program to review the Year 2000 issues faced by its third-party vendors. Under this program, the Company examined the need for modifications or replacement of all non-compliant software. The Company's recent entrance into the market has allowed it the opportunity to screen third party vendors. Vendors chosen are already compliant or are in the process of becoming Year 2000 compliant. Data processing vendor contracts have Year 2000 clauses, which allow the Company to test for compliance and to cancel without penalty if a vendor does not meet its Year 2000-compliance plan. The Company has satisfactorily completed testing of its primary operating system. All hardware has been certified compliant. All of the Company's critical outsource partners have satisfactorily reported successful testing and the Company does not contemplate changing any vendors.

The Company does not expect the cost of its Year 2000 compliance program to be material to its financial condition, and has and continues to expect to satisfy compliance without material disruption of its operations. The Company has used internal staff for testing purposes as well as third-party vendors as necessary. The Company does not separately track the internal costs incurred for its Year 2000 compliance program and such costs are principally the related payroll costs for its test team. While unlikely, based on satisfactory testing and monitoring,
in  the  event  that  the   Company's   significant
vendors, including its correspondent, the Federal Reserve Bank of Richmond, do not successfully achieve Year 2000 compliance, the Company's business, results of operations or financial condition could be adversely affected.

The Company's contingency plan has been completed and tested. The plan provides an outline for operating in any worst case scenario.

The Company is subject to periodic review by its primary regulator, the Office of the Comptroller of the Currency, to ensure existence of and adherence to a Year 2000 compliance plan.

Forward Looking Statements

This report contains certain forward-looking statements, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," or "continue," or the negative thereof or other comparable terminology. The Company cautions readers that certain important factors, including, among others, problems with terminology utilized by the Company as described above, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results in 1999 and beyond to differ materially from those expressed in any forward-looking statements in this report. Reference is made to the "Risk Factors" section of the Prospectus dated July 17, 1998 that is part of the Company's Registration Statement on Form SB-2 (Registration No. 333-52279) and that was filed with the Securities and Exchange Commission on July 20, 1998 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, for a description of certain of these important factors.

Table 1.
                 Cardinal Financial Corporation and Subsidiaries
                                      Loans
                                 (In thousands)
                                   (Unaudited)


                                                      June 30,                      December 31,
                                                       1999                             1998
                                        ----------------------------    -----------------------------

Commercial                                      $ 7,995      25.25%               $ 5,138     31.43%
Real estate - commercial                          9,882      31.21%                 3,507     21.46%
Real estate - construction                        1,069       3.38%                   760      4.65%
Real estate - residential                         8,608      27.18%                 5,529     33.83%
Home equity lines                                 2,827       8.93%                 1,040      6.37%
Consumer                                          1,284       4.05%                   369      2.26%

Gross loans                                    $ 31,665     100.00%              $ 16,343    100.00%

Less: unearned income, net                          (20)        -                     (16)        -
Less: allowance for loan loss                      (401)        -                    (212)        -
                                        ============================    =============================
Total net loans                                $ 31,244         -                $ 16,115         -
                                        ============================    =============================

Table 2.
                 Cardinal Financial Corporation and Subsidiaries
                   Investment Securities - Available for Sale
                               As of June 30, 1999
                                 (In thousands)
                                   (Unaudited)

                                                                                  Amortized       Market     Unrealized     Average
                                                                     Par Value        Cost         Value      Gain/(Loss)     Yield
                                                                     ---------        ----         -----      -----------     -----
U.S. Government Agencies
     Within one year                                                    $ -             -             -            -         0.00%
     One to five years                                                4,000         4,001         3,948          (53)        5.63%
     Five to ten years                                                    -             -             -            -         0.00%
     After ten years                                                    500           499           460          (39)        6.26%
                                                                    -------         -----         -----         ----         ----
            Total U.S Government Agencies                           $ 4,500         4,500         4,408          (92)        5.70%
                                                                    -------         -----         -----         ----         ----

Mortgage-Backed Securities
     Within one year                                                    315           315           316            1         5.71%
     One to five years                                                    -             -             -            -         0.00%
     Five to ten years                                                  334           335           333           (2)        5.35%
     After ten years                                                  1,226         1,232         1,202          (30)        5.71%
                                                                    -------         -----         -----         ----         ----
            Total Mortgage-Backed Securities                        $ 1,875         1,882         1,851          (31)        5.65%
                                                                    -------         -----         -----         ----         ----

Other Securities
     Within one year                                                      -             -             -            -             -
     One to five years                                                    -             -             -            -             -
     Five to ten years                                                    -             -             -            -             -
     After ten years                                                    390           390           390            -         6.25%
                                                                    -------         -----         -----         ----         ----
            Total Other Securities                                    $ 390           390           390            -         6.25%
                                                                    -------         -----         -----         ----         ----
            Total Investment Securities Available for Sale          $ 6,765         6,772         6,649         (123)        5.71%

Table 3.
                Cardinal Financial Corporation and Subsidiaries
                Rate and Volume Analysis (Tax Equivalent Basis)
                                 (In thousands)
                                   (Unaudited)

    Three Months           Three Months                                         Three Months                        Three Months
   Ended June 30,         Ended June 30,                                       Ended June 30,                       Ended June 30,
   Average Volume         Average Rate                                            Interest          Increase       Attributable to
    1999      1998       1999      1998                                         1999    1998       (Decrease)      Rate      Volume
------------------------------------------                                     -----------------------------------------------------
                                                      Interest Income

                                          Loans:
 $ 6,542      $ -     8.55%       0.00%             Commercial                   $ 141      $ -       $ 141        $ 141        $ -
   7,153        -     7.88%       0.00%             Real estate - commercial       142        -         142        $ 142        $ -
     971        -     7.97%       0.00%             Real estate - construction      20        -          20        $  20        $ -
   6,427        -     7.24%       0.00%             Real estate - residential      118        -         118        $ 118        $ -
   2,157        -     6.41%       0.00%             Home equity lines               35        -          35        $  35        $ -
   1,085        -     8.51%       0.00%             Consumer                        23        -          23        $  23        $ -
------------------------------------------------------------------------------------------------------------------------------------
  24,335        -     7.79%       0.00%                       Total loans          479        -         479        $ 479        $ -
------------------------------------------------------------------------------------------------------------------------------------

   7,088        -     5.55%       0.00%   Investment Securities - AFS               99        -          99        $  99        $ -

       -        -     0.00%       0.00%   Money Market Accounts                      -        -           -        $   -        $ -

  27,083        -     4.73%       0.00%   Federal funds sold                       323        -         323        $ 323        $ -

------------------------------------------------------------------------------------------------------------------------------------
$ 58,507      $ -     6.10%       0.00%   Total interest-earning assets          $ 902      $ -       $ 902        $ 902        $ -
====================================================================================================================================


                                                   Interest Expense

   2,216        -     2.06%       0.00%             Interest Checking               11        -          11        $  11        $ -
   5,343        -     3.62%       0.00%             Money Markets                   48        -          48        $  48        $ -
     173        -     2.97%       0.00%             Statement Savings                1        -           1        $   1        $ -
  13,813        -     4.78%       0.00%             Certificates of Deposit        165        -         165        $ 165        $ -
     683        -     5.33%       0.00%             FHLB Short-Term Advances         9        -           9        $   9        $ -
------------------------------------------------------------------------------------------------------------------------------------
  22,228        -     4.24%       0.00%   Total interest-bearing liabilities       235        -         235        $ 235        $ -

  40,122        -                         Other Sources - Net                        -        -           -            -          -
------------------------------------------------------------------------------------------------------------------------------------
  62,350        -     1.53%       0.00%   Total Sources of Funds                   235        -         235          235          -
------------------------------------------------------------------------------------------------------------------------------------

$ 36,278      $ -     4.57%       0.00%   Net Interest Margin                    $ 667      $ -       $ 667        $ 667        $ -
====================================================================================================================================

Table 3 continued.
                Cardinal Financial Corporation and Subsidiaries
                Rate and Volume Analysis (Tax Equivalent Basis)
                                 (In thousands)
                                  (Unaudited)

  Six Months             Six Months                                            Six Months                              Six Months
Ended June 30,         Ended June 30,                                         Ended June 30,                        Ended June 30,
Average Volume         Average Rate                                              Interest          Increase         Attributable to
 1999      1998       1999      1998                                         1999      1998       (Decrease)       Rate      Volume
---------------------------------------                                     -------------------  -------------  -------------------
                                                 Interest Income
                                          Loans:
 $ 6,487      $ -     8.33%       0.00%             Commercial                $ 272        $ -         $ 272         $ 272     $ -
   5,515        -     7.83%       0.00%             Real estate - commercial    217          -           217         $ 217     $ -
     657        -     9.10%       0.00%             Real estate - construction   30          -            30         $  30     $ -
   6,050        -     7.22%       0.00%             Real estate - residential   220          -           220         $ 220     $ -
   1,687        -     6.32%       0.00%             Home equity lines            54          -            54         $  54     $ -
     838        -     8.51%       0.00%             Consumer                     36          -            36         $  36     $ -
-----------------------------------------------------------------------------------------------------------------------------------
  21,233        -     7.75%       0.00%                       Total loans       828          -           828         $ 828     $ -

   8,269        -     5.55%       0.00%   Investment Securities - AFS           231          -           231         $ 231     $ -

       -        -     0.00%       0.00%   Money Market Accounts                   -          -             -         $   -     $ -

  26,991        -     4.75%       0.00%   Federal funds sold                    644          -           644         $ 644     $ -

-----------------------------------------------------------------------------------------------------------------------------------
$ 56,493      $ -     5.99%       0.00%   Total interest-earning assets     $ 1,703        $ -       $ 1,703       $ 1,703     $ -
===================================================================================================================================


                                                 Interest Expense

   2,065        -     2.06%       0.00%             Interest Checking            21          -            21         $  21     $ -
   4,824        -     3.61%       0.00%             Money Markets                86          -            86         $  86     $ -
     142        -     2.97%       0.00%             Statement Savings             2          -             2         $   2     $ -
  12,950        -     4.83%       0.00%             Certificates of Deposit     310          -           310         $ 310     $ -
     343        -     5.33%       0.00%             FHLB Short-Term Advances      9          -             9         $   9     $ -
-----------------------------------------------------------------------------------------------------------------------------------
  20,325        -     4.19%       0.00%   Total interest-bearing liabilities    429          -           429         $ 429     $ -

  39,455        -                         Other Sources - Net
-----------------------------------------------------------------------------------------------------------------------------------
  59,780        -     1.45%       0.00%   Total Sources of Funds                429          -           429           429       -
-----------------------------------------------------------------------------------------------------------------------------------

$ 36,168      $ -     4.54%       0.00%   Net Interest Margin               $ 1,274        $ -       $ 1,274       $ 1,274     $ -
===================================================================================================================================

Table 4.
                 Cardinal Financial Corporation and Subsidiaries
                            Allowance for Loan Losses
                                 (In Thousands)
                                   (Unaudited)

                                               For the six         For the year
                                               months ended            ended
                                                  June 30,          December 31,
                                                    1999              1998
                                               ------------         ------------
Beginning balance                                  $ 212               $ -

Provision for loan losses                            189               212

Loans charged off:
            Commercial                                 -                 -
            Real estate - commercial                   -                 -
            Real estate - construction                 -                 -
            Real estate - residential                  -                 -
            Home equity lines                          -                 -
            Consumer                                   -                 -
--------------------------------------------------------------------------------
            Total loans charged off                    -                 -

Recoveries:
            Commercial                                 -                 -
            Real estate - commercial                   -                 -
            Real estate - construction                 -                 -
            Real estate - residential                  -                 -
            Home equity lines                          -                 -
            Consumer                                   -                 -
--------------------------------------------------------------------------------
            Total recoveries                           -                 -

Net charge-offs                                        -                 -

Ending Balance                                     $ 401             $ 212
================================================================================



Loans:
            Total at period end                 $ 31,665          $ 16,343
Allowance for loan losses to:
            Period-end loans                       1.27%             1.30%

Table 5.
                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                               Capital Components
                               As of June 30, 1999
                                 (In thousands)
                                   (Unaudited)


                                                                                                                 To Be Well
                                                                                                             Capitalized Under
                                                                                     For Capital             Prompt Corrective
                                                                Actual            Adequacy Purposes         Action Provisions
                                                           -----------------   --------------------      ----------------------
                                                            Amount   Ratio        Amount        Ratio       Amount        Ratio
                                                            ------   -----        ------        -----       ------        -----


    Total risk based capital to risk weighted assets       $ 33,633   75.11%        $3,582  >=  8.00%         $4,478  >= 10.0%

    Tier I capital to risk weighted assets                   33,233   74.21%         1,791  >= 4.00%           2,687  >=  6.0%

    Leverage ratio total risk based capital to quarterly
      average assets                                         33,633   53.34%         1,791  >= 4.00%           2,239  >=  5.0%



Table 6.
                         Cardinal Financial Corporation
              Interest Rate Sensitivity Gap Analysis - Consolidated
                               As of June 30, 1999
                                 (In thousands)



                                                               1-90        91-180      181-365        1-5        Over 5
                                                               Days         Days        Days         Years       Years        TOTAL
                                                               ----         ----        ----         -----       -----        -----
                        ASSETS
Investment Securities
U.S. Government agency securities                                  -           -            -        3,948         460     $  4,408
Mortgage-backed securities                                         -         315          333          390         813        1,851
Other securities                                                   -           -            -            -         391          391
-----------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                                        -         315          333        4,338       1,664        6,650
-----------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                            24,191                                                         24,191
-----------------------------------------------------------------------------------------------------------------------------------
Loans
Variable rate loans                                            8,232       2,752            3       13,977           -       24,964
Fixed rate loans                                                 901           -          631        4,931         652        7,115
-----------------------------------------------------------------------------------------------------------------------------------
Total Gross Loans                                              9,133       2,752          634       18,908         652       32,079
-----------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                                          33,324       3,067          967       23,246       2,316     $ 62,920
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Assets                              33,324      36,391       37,358       60,604      62,920
----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Deposits
Demand deposits                                                8,641           -            -            -           -     $  8,641
Interest checking                                              2,007           -            -            -           -        2,007
Statement savings                                                181           -            -            -           -          181
Money market accounts                                          5,372           -            -            -           -        5,372
Certificates of deposit                                        2,322       5,377        6,518          767           -       14,984
-----------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                18,523       5,377        6,518          767           -       31,185
-----------------------------------------------------------------------------------------------------------------------------------
Other liabilities                                                  -           -            -            -           -            -
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities                            18,523       5,377        6,518          767           -     $ 31,185
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Liabilities                         18,523      23,900       30,418       31,185      31,185
----------------------------------------------------------------------------------------------------------------------

Gap                                                           14,801      (2,310)      (5,551)      22,479       2,316
Cumulative Gap                                                14,801      12,491        6,940       29,419      31,735
Gap/ Total Assets                                             21.73%      -3.39%       -8.15%       33.01%       3.40%
Cumulative Gap/ Total Assets                                  21.73%      18.34%       10.19%       43.20%      46.60%
Rate Sensitive Assets/ Rate Sensitive Liabilities               1.80        0.57         0.15        30.31           -
Cumulative RSA/ Cumulative RSL                                  1.80        1.52         1.23         1.94        2.02


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

                  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.  Defaults Upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Shareholders (the "Meeting") of Cardinal Financial Corporation (the "Company") was held on Thursday, June 10, 1999. The Shareholders voted on the election of three individuals to serve as directors of the Company for a term of three years each and a proposal to approve the Company's 1999 Stock Option Plan. The results of the voting on these matters are set forth below.


                                                        Election of Directors

                                                                                                          Broker
                                                         For             Against          Withheld       Non-Votes

                 Nancy K. Falck                       3,266,769             --             71,833           --
                 L. Burwell Gunn, Jr.                 3,266,769             --             71,833           --
                 Jones V. Isaac                       3,266,769             --             71,833           --

                                                 Approval of 1999 Stock Option Plan

                                                                                                          Broker
                                                         For             Against           Abstain       Non-Votes

                 1999 Stock Option Plan               1,713,737          242,769           52,233           --

                  No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

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


                                        CARDINAL FINANCIAL CORPORATION



Date:  August 16, 1999                    /s/ L. Burwell Gunn, Jr.
                                        ---------------------------------------
                                        L. Burwell Gunn, Jr.
                                        President and Chief Executive Officer



Date:  August 16, 1999                    /s/ Joseph L. Borrelli
                                        ---------------------------------------
                                        Joseph L. Borrelli
                                        Chief Financial Officer