Form 10QSB
period 1999-09-30
CARDINAL FINANCIAL CORP
filed 1999-11-15
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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

          4,242,634 shares of common stock, par value $1.00 per share, outstanding as of September 30, 1999

                         CARDINAL FINANCIAL CORPORATION

                                TABLE OF CONTENTS

                                                                                                          Page No.

Part I.       Financial Information
         Item 1.  Financial Statements

                  Consolidated Statements of Condition (Unaudited)
                  September 30, 1999 and December 31, 1998...................................................3

                  Consolidated Statements of Operations (Unaudited)
                  For the Three and Nine Months Ended
                  September 30, 1999 and September 30, 1998..................................................4

                  Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                  For the Three and Nine Months Ended
                  September 30, 1999 and September 30, 1998..................................................5

                  Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Nine Months Ended September 30, 1999 and September 30, 1998........................6

                  Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended September 30, 1999 and September 30, 1998........................7

                  Notes to Condensed Consolidated Financial Statements (Unaudited)...........................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operation.........................................................10


Part II.      Other Information

         Item 1.  Legal Proceedings.........................................................................22

         Item 2.  Changes in Securities and Use of Proceeds.................................................22

         Item 3.  Defaults Upon Senior Securities...........................................................22

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................22

         Item 5.  Other Information.........................................................................22

         Item 6.  Exhibits and Reports on Form 8-K..........................................................22

Signatures

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                 As of September 30, 1999 and December 31, 1998
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                 September 30,           December 31,
                                                                                     1999                    1998
                                                                              ------------------      ------------------
ASSETS

Cash & due from banks                                                                  $  2,880                $  1,073
Federal funds sold                                                                       24,453                  24,277
                                                                              ------------------      ------------------
Total cash and cash equivalents                                                          27,333                  25,350

Investment securities available for sale                                                  6,872                  13,697

Loans receivable, net of fees                                                            44,497                  16,327
Less: Allowance for loan losses                                                             613                     212
                                                                              ------------------      ------------------
                                                                                         43,884                  16,115

Premises and equipment, net                                                               4,205                   1,829
Accrued interest and other assets                                                           616                     304
                                                                              ------------------      ------------------

          Total Assets                                                                 $ 82,910                $ 57,295
                                                                              ==================      ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                               $ 47,175                $ 21,867
Borrowings                                                                                3,000                       -
Accrued interest and other liabilities                                                    1,037                     700

          Total Liabilities                                                              51,212                  22,567

Common stock, $1 par value, 50,000,000 shares authorized,
     shares outstanding 4,242,634 at September 30, 1999 and
     4,239,509 at December 31, 1998                                                       4,243                   4,240
Additional paid in capital                                                               32,484                  32,327
Accumulated deficit                                                                      (4,928)                 (1,842)
Accumulated other comprehensive income (loss)                                              (101)                      3

          Total Shareholders' Equity                                                     31,698                  34,728

          Total Liabilities and Shareholders' Equity                                   $ 82,910                $ 57,295


          See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three and Nine Months Ended September 30, 1999 and September 30, 1998
                                   (Unaudited)

                                                           Three Months Ended September 30,         Nine Months Ended September 30,
                                                           --------------------------------         --------------------------------
                                                               1999                1998                 1999                1998
                                                           ------------        ------------         ------------        ------------
INTEREST INCOME
Loans receivable                                           $   754,039         $    30,918          $ 1,581,454         $    34,662
Investment securities                                           99,214              74,547              333,310              75,467
Federal funds sold                                             294,246             484,196              938,675             713,230
                                                           ------------        ------------         ------------        ------------

    Total Interest Income                                    1,147,499             589,661            2,853,439             823,359


INTEREST EXPENSE
Deposits                                                       309,703             144,877              734,515             151,525
Borrowings                                                      50,635                   -               50,908               1,616
                                                           ------------        ------------         ------------        ------------

    Total Interest Expense                                     360,338             144,877              785,423             153,141
                                                           ------------        ------------         ------------        ------------

    NET INTEREST INCOME                                        787,161             444,784            2,068,016             670,218

Provision for loan losses                                      212,500              37,960              401,304              40,970
                                                           ------------        ------------         ------------        ------------

    Net interest income after provision for loan losses        574,661             406,824            1,666,712             629,248


NON-INTEREST INCOME
Service charges on deposit accounts                             10,257               1,156               21,949               1,172
Loan service charges                                            58,307               1,200               97,066               1,200
Investment fee income                                          368,553                   -              648,734                   -
Gains from sale of securities                                        -                   -               12,087                   -
Other income                                                     3,214               7,616               17,898               8,302
                                                           ------------        ------------         ------------        ------------

    Total Non-interest income                                  440,331               9,972              797,734              10,674


NON-INTEREST EXPENSE
Salary and benefits                                          1,265,550             399,549            3,029,079             777,572
Depreciation                                                    83,930              71,993              214,798              95,344
Occupancy                                                      209,617              30,934              630,462              91,996
Professional fees                                              186,005              97,189              500,743             226,724
Other operating expenses                                       525,313             251,368            1,175,657             388,243
                                                           ------------        ------------         ------------        ------------

    Total non-interest expense                               2,270,415             851,033            5,550,739           1,579,879
                                                           ------------        ------------         ------------        ------------

    Net loss before income taxes                            (1,255,423)           (434,237)          (3,086,293)           (939,957)

Provision for income taxes                                           -                   -                    -                   -
                                                           ------------        ------------         ------------        ------------

    NET LOSS                                               $(1,255,423)        $  (434,237)         $(3,086,293)        $  (939,957)
                                                           ============        ============         ============        ============

    Basic and diluted loss per share                       $     (0.30)        $     (0.12)         $     (0.73)        $     (0.45)

    Weighted-average shares outstanding                      4,241,604           3,523,531            4,240,207           2,109,041


    See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
  For the Three and Nine Months Ended September 30, 1999 and September 30, 1998
                                   (Unaudited)

                                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                                       -----------------------------------  -------------------------------
                                                             1999              1998               1999            1998
                                                       ----------------  -----------------  ---------------- --------------
Net income (loss)                                         $ (1,255,423)        $ (434,237)       (3,086,293)      (939,957)
Other comprehensive income:
   Unrealized holding loss on available-for-sale
        investment securities, net of tax                      (21,551)            20,831          (103,878)        20,831
                                                       ----------------  -----------------  ---------------- --------------

Comprehensive income (loss)                               $ (1,276,974)        $ (413,406)       (3,190,171)      (919,126)
                                                       ================  =================  ================ ==============


See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
       For the Nine Months Ended September 30, 1999 and September 30, 1998
                      (In thousands, except per share data)

                                                                                               Accumulated
                                                                      Additional                  Other      Uncollected
                                                              Common   Paid-in   Accumulated  Comprehensive  Subscription
                                                    Shares    Stock     Capital    Deficit        Income      Receivable    Total
                                                   -------- --------- ---------- -----------  -------------  ------------ ---------
Balance, January 1, 1998..........................    1,175   $ 1,175      7,621        (145)             -          (100)    8,551

Issuance of 234,521 shares of common stock
par value $1, at $7.50 per share, net of costs....      235       235      1,525           -              -             -     1,760

Issuance of 2,830,000 shares of common stock
par value $1, at $10.00 per share, net of costs...    2,830     2,830     23,181           -              -             -    26,011


Payment of subscription receivable................        -         -          -           -              -           100       100

Change in unrealized holding gain on investment
securities available for sale, net of tax.........        -         -          -           -             21             -        21

Net loss..........................................        -         -          -        (940)             -             -      (940)
                                                                                                                          ---------
Total comprehensive loss..........................        -         -          -           -              -             -      (919)

BALANCE, September 30, 1998.......................    4,240   $ 4,240     32,327      (1,085)            21             -    35,503
===================================================================================================================================


Balance, January 1, 1999..........................    4,240   $ 4,240     32,327      (1,842)             3             -    34,728

Issuance of 3,125 shares of common stock
par value $1, at $7.06 per share, net of costs....        3         3         19           -              -             -        22

Reversal of accrued costs related to
public offering...................................        -         -        138           -              -             -       138

Change in unrealized holding loss on investment
securities available for sale, net of tax.........        -         -          -           -           (104)            -      (104)

Net loss..........................................        -         -          -      (3,086)             -             -    (3,086)
                                                                                                                          ---------

Total Comprehensive Loss..........................        -         -          -           -              -             -    (3,190)

BALANCE, September 30, 1999.......................    4,243   $ 4,243     32,484      (4,928)          (101)            -    31,698
===================================================================================================================================


           See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Months ended September 30, 1999 and September 30, 1998
                                 (In thousands)

                                                                                                Nine Months Ended September 30,
                                                                                                -------------------------------
                                                                                                     1999             1998
                                                                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                                 $      (3,086)   $        (940)
       Adjustments to reconcile net loss to net cash used in operating activities:
             Realized gain on investment securities                                                       (12)               -
             Depreciation                                                                                 215               98
             Provision for loan losses                                                                    401               41
             Increase in accrued interest and other assets                                               (313)            (165)
             Increase in accrued interest and other liabilities                                           337              100
             Reversal of accrued costs related to public offering                                         138                -
                                                                                                --------------   --------------
             NET CASH USED IN OPERATING ACTIVITIES                                                     (2,320)            (866)
                                                                                                --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of fixed assets                                                                  (2,591)          (1,425)
             Proceeds from sale of investment securities                                                3,341                -
             Purchases of investment securities available for sale                                       (637)         (15,556)
             Redemptions of investment securities                                                       4,030                -
             Net increase in loan portfolio                                                           (28,170)          (3,148)
                                                                                                --------------   --------------
             NET CASH USED IN INVESTING ACTIVITIES                                                    (24,027)         (20,129)
                                                                                                --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Net increase in deposits                                                                  25,308           18,335
             Net increase in short-term borrowings                                                      3,000                -
             Proceeds from stock issuance, net                                                             22           27,771
             Decrease in subscription receivables                                                           -            4,610
             Repayment of borrowings                                                                        -                -
                                                                                                --------------   --------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 28,330           50,716
                                                                                                --------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               1,983           29,721
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       25,350            4,283
                                                                                                --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $      27,333    $      34,004
                                                                                                ==============   ==============


Supplemental disclosure of cash flow information
       Cash paid during period for interest:                                                    $         733    $         158
                                                                                                ==============   ==============


          See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1

Organization

Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly owned subsidiaries, Cardinal Bank, N.A., Cardinal Wealth Services, Inc., Cardinal Bank - Manassas/Prince William, N.A. (as of July 26, 1999), and Cardinal Bank - Dulles, N.A. (as of August 2, 1999).

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


Note 2

Segment Disclosures

The Company operates and reports in two business segments, commercial banking and investment advisory services. The commercial banking segment includes both commercial and consumer lending and provides customers such products as term loans, real estate loans, other business financing and installment loans. In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit. The investment advisory services segment provides advisory services to businesses and individuals including financial planning and retirement/estate planning.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the quarter and year to date ended September 30, follows:

For the Three Months Ended September 30, 1999:

                                            Commercial      Investment      Intersegment
                                             Banking         Advisory       Elimination        Other        Consolidated
                                         ----------------------------------------------------------------------------------
Net interest income                           646,807               -                 -        140,354          787,161
Provision for loan losses                     212,500               -                 -              -          212,500
Non-interest income                            71,778         368,553                 -              -          440,331
Non-interest expense                        1,250,459         554,753                 -        465,202        2,270,415
Net income (loss)                            (744,374)       (186,200)                -       (324,849)      (1,255,423)
Total Assets                               69,606,898         477,197       (19,774,865)    32,600,662       82,909,892


For the Year to Date September 30, 1999:

                                            Commercial      Investment      Intersegment
                                             Banking         Advisory       Elimination        Other        Consolidated
                                         ----------------------------------------------------------------------------------
Net interest income                         1,302,116               -                 -       765,900         2,068,016
Provision for loan losses                     401,304               -                 -             -           401,304
Non-interest income                           149,000         648,734                 -             -           797,734
Non-interest expense                        2,836,484       1,130,218                 -     1,584,037         5,550,739
Net income (loss)                          (1,786,671)       (481,485)                -      (818,137)       (3,086,293)
Total Assets                               69,606,898         477,197       (19,774,865)   32,600,662        82,909,892



The Company does not have operating segments other than those reported. Parent Company financial information is included in the Other category above and represents the overhead function rather than an operating segment. Comparable information for September 30, 1998 is not shown as the Company had one operating segment and one subsidiary, Cardinal Bank, N.A. The investment advisory segment began operations in February 1999.

Item 2.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

General

Cardinal Financial Corporation (the "Company") is the holding company for Cardinal Bank, N.A. (operations commenced on June 8, 1998) Cardinal Wealth Services, Inc., an investment subsidiary (operations commenced on February 1, 1999), Cardinal Bank-Manassas/Prince William, N.A. (operations commenced on July 26, 1999), and Cardinal Bank-Dulles, N.A. (operations commenced on August 2,
1999).

The Company funded its start-up and organizational costs through a private offering (the "Private Offering") of 1,409,509 shares of its common stock, par value $1.00 per share (the "Common Stock"), in the fourth quarter of 1997 and the first quarter of 1998. The total proceeds to the Company in the Private Offering were $10.6 million, of which $8.0 million were used to capitalize Cardinal Bank, N.A. in June 1998. In addition, the Company raised additional capital for general corporate purposes, including the capitalization of Cardinal Wealth Services, Inc. and three additional banking subsidiaries, and to support the growth of assets and deposits through a public offering (the "Public Offering") of 2,830,000 shares of Common Stock in the third quarter of 1998. The total proceeds to the Company in the Public Offering were $26.1 million, after deducting underwriting discounts and expenses.

The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company as of September 30, 1999 and for the three and nine months ended September 30, 1999 and September 30, 1998. This discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

Financial Condition

Total assets of the Company increased to $82.9 million at September 30, 1999 from $57.3 million at December 31, 1998. Total loans increased to $44.5 million at September 30, 1999 from $16.3 million at December 31, 1998 (see Table 1 for details of the loan portfolio). Total deposits increased to $47.2 million at September 30, 1999 from $21.9 million at December 31, 1998. Cash and cash equivalents including fed funds sold increased to $27.3 at September 30, 1999 from $25.4 million at December 31, 1998. Securities available for sale declined to $6.9 million at September 30, 1999 from $13.7 million at December 31, 1998 (see Table 2 for details of investment securities available for sale). The increase of $28.2 million in loans was funded primarily through the $25.3 million increase in deposits and $7.4 million from the sale, redemption and amortization of securities. Shareholders' equity at September 30, 1999 was $31.7 million compared to $34.7 million at December 31, 1998. Book value per share on September 30, 1999 was $7.47 compared to $8.19 at December 31, 1998.

Results of Operations

The Company reported a net loss of $1.26 million and $3.09 million for the third quarter and first nine months of 1999, respectively, compared with $434 thousand and $940 thousand in the same periods of 1998. The increase in the net loss reflects the organizational and operational expenses associated with the Company's investment and banking subsidiaries. During the quarter, two banking subsidiaries commenced operations. Cardinal Bank-Manassas/Prince William, N.A. opened on July 26, 1999, and

Cardinal    Bank-Dulles,    N.A.   opened   on   August   2,   1999.    Cardinal
Bank-Alexandria/Arlington, the Company's fourth banking subsidiary, is scheduled to open in the first quarter of 2000.

Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on interest bearing assets and the interest paid on interest bearing liabilities. Net interest income for the three and nine months ended September 30, 1999 totaled $787 thousand and $2.07 million, respectively, compared to $445 thousand and $670 thousand for the same periods in 1998.

The Company's net interest margin for the three and nine months ended September 30, 1999 was 4.58% and 4.61%, respectively, compared to 4.33% and 4.66% for the same periods in 1998. Table 3 presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of interest income and interest expense.

The provisions for loan losses for the three and nine months ended September 30, 1999 was $213 thousand and $401 thousand, respectively, compared to $38 thousand and $41 thousand for the same periods in 1998. The allowance for loan losses at September 30, 1999 was $613 thousand compared to $212 thousand at December 31, 1998. The ratio of the allowance for loan losses to gross loans at September 30, 1999 was 1.38% compared to 1.30% at December 31, 1998. Due to the Company's short credit history with its lead bank, Cardinal Bank, N.A., and the opening of two additional banks in the quarter, management is currently maintaining a loan loss allowance comparable to its peers. The slight increase in the ratio of the allowance for loan losses to gross loans is related to the opening of additional banks in the third quarter. It is expected that this ratio will not be significantly different at December 31, 1999 from that of December 31, 1998. The amount of loan loss provision is usually determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. Table 4 reflects the components of the allowance for loan losses.

Non-interest income for the three and nine months ended September 30, 1999 was $440 thousand and $798 thousand, respectively, compared to $10 thousand and $11 thousand for the same periods in 1998. Non-interest income is significantly higher in 1999 due to the investment income generated by Cardinal Wealth Services, Inc., which began operations on February 1, 1999.

Non-interest expense for the three and nine months ended September 30, 1999 was $2.27 million and $5.55 million, respectively, compared to $851 thousand and $1.58 million for the same periods in 1998. Non-interest expense is significantly higher in 1999 due to the costs associated with the opening of the investment subsidiary and the two additional banking subsidiaries. A fourth banking subsidiary is anticipated to open in the first quarter of 2000.

Business Segment Operations

The Company provides a diversified selection of banking and nonbanking financial services and products through its subsidiaries. Management operates and reports the results of the Company's operations through two business segments, commercial banking and investment advisory services.

Commercial Banking

The commercial banking segment provides comprehensive banking services to small businesses and individuals through multiple delivery channels. Through three banking subsidiaries, services include commercial and consumer lending, deposit products, direct banking via the internet and telephone and the funding of small business receivables through the Business Manager product (a receivables funding program).

Commercial banking operations for the third quarter 1999 include operations for three banking subsidiaries. The third quarter of 1998 includes the operations of only one banking subsidiary. Consequently, the periods are not comparable and comparisons between the periods are not provided.

For the three months ended September 30, 1999 the commercial banking segment had a net loss of $744 thousand. As of September 30, 1999, total assets were $69.6 million, total loans were $44.5 million and deposits were $47.2 million.

Investment Advisory Services

The investment advisory services segment provides financial and estate planning services utilizing a host of products provided through a strategic alliance with Legg Mason Financial Partners. Operations for this segment began February 1, 1999. For the three months ended September 30, 1999, the investment advisory services segment had a net loss of $186 thousand. As of September 30, 1999, total assets were $477 thousand and total assets under management were $49.3 million.

Capital Resources

Shareholders' equity at September 30, 1999 was $31.7 million compared to $34.7 million at December 31, 1998. The reduction in equity was due primarily to operating losses for the nine months ended September 30, 1999.

At September 30, 1999 the Company's tier 1 and total risk-based capital ratios were 55.4% and 56.5%, respectively. At December 31, 1998, the Company's tier 1 and total risk-based capital ratios were 146.9% and 146.0%, respectively. Table 5 reflects the components of regulatory capital. The Company's capital structure places it well above minimum regulatory requirements. The Company maintains a strong capital base in order to implement its growth strategy, which includes the funding of four bank subsidiaries and an investment subsidiary, as well as ensuring that it has the resources to protect against the risks inherent in its business.

Liquidity

Liquidity provides the Company with the ability to meet normal deposit withdrawals, while also providing for the credit needs of customers. At September 30, 1999, cash, cash equivalents and investment securities available for sale totaled $34.2 million or 41% of total assets compared to $39.0 million or 68% of total assets at December 31, 1998. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

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

The data in Table 6 reflects re-pricing or expected maturities of various assets and liabilities as of September 30, 1999. This gap analysis represents the difference between interest sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar re-pricing characteristics will re-price at the same time and to the same degree. Given the Company's short history, and anticipated growth, management has maintained a high positive short-term gap.

Year 2000 Compliance

As the year 2000 approaches, an important business issue has emerged regarding how existing software programs and operating systems can accommodate this date value. Many existing application software products were designed to accommodate a two-digit year. For example, "98" is stored on the systems and represents 1998 and "00" represents 1900.

The Company utilizes a third-party vendor for processing its primary banking applications. In addition, the Company also uses several other third-party vendors for ancillary computer applications. All mission critical vendors for the Company's banking applications are Year 2000 ready. Because the Company was recently formed, all of its data processing equipment is new and is Year 2000 ready. The Company does not expect to incur any material expense to replace data processing equipment.

The Company has executed its Year 2000-compliance program to review the Year 2000 issues faced by its third-party vendors. Under this program, the Company examined the need for modifications or replacement of all non-compliant software. The Company's recent entrance into the market has allowed it the opportunity to screen third party vendors. Vendors chosen are Year 2000 compliant. Data processing vendor contracts have Year 2000 clauses, which allow the Company to test for compliance and to cancel without penalty if a vendor does not meet its Year 2000-compliance plan. The Company has satisfactorily completed testing of its primary operating system. All hardware has been certified compliant. All of the Company's critical outsource partners have reported successful testing and are Year 2000 compliant. The Company does not contemplate changing any vendors.

The Company does not expect the cost of its Year 2000 compliance program to be material to its financial condition, and continues to expect to satisfy compliance without material disruption of its operations. The Company has used internal staff for testing purposes as well as third-party vendors as necessary. The Company does not separately track the internal costs incurred for its Year 2000 compliance program and such costs are principally the related payroll costs for its test team. While unlikely, based on satisfactory testing and monitoring, in the event that the Company's significant vendors, including its correspondent, the Federal Reserve Bank of Richmond, do not successfully achieve Year 2000 compliance, the Company's business, results of operations or financial condition could be adversely affected.

The Company's contingency plan has been completed and tested. The plan provides an outline for operating in the Company's expected worst case scenario.

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

Table 1.
                                Cardinal Financial Corporation and Subsidiaries
                                                   Loans, net
                                                 (In thousands)
                                                  (Unaudited)

                                                    September 30,                         December 31,
                                                        1999                                  1998
                                         ----------------------------------    ----------------------------------
Commercial                                       $ 13,886           31.20%              $  5,138          31.43%
Real estate - commercial                           15,847           35.61%                 3,507          21.46%
Real estate - construction                            415            0.93%                   760           4.65%
Real estate - residential                           9,635           21.65%                 5,529          33.83%
Home equity lines                                   2,862            6.43%                 1,040           6.37%
Consumer                                              908            2.04%                   369           2.26%
Business Manager receivables                          948            2.14%                     -           0.00%
                                         ------------------------------------------------------------------------

Gross loans                                      $ 44,501          100.00%              $ 16,343         100.00%

Less: unearned income, net                             (4)              -                    (16)             -
Less: allowance for loan loss                        (613)              -                   (212)             -
                                         ----------------------------------    ----------------------------------

Total loans, net                                 $ 43,884               -               $ 16,115              -
                                         ==================================    ==================================

Table 2.
                 Cardinal Financial Corporation and Subsidiaries
                   Investment Securities - Available for Sale
                            As of September 30, 1999
                                 (In thousands)
                                   (Unaudited)

                                                                               Amortized       Market     Unrealized      Average
                                                                Par Value        Cost          Value      Gain/(Loss)      Yield
                                                              -------------------------------------------------------------------
U.S. Government Agencies
     Within one year                                             $ 1,000         1,000           993          (7)          5.31%
     One to five years                                             3,000         3,000         2,949         (51)          5.82%
     Five to ten years                                                 -             -             -           -           0.00%
     After ten years                                                 500           499           440         (59)          6.26%
---------------------------------------------------------------------------------------------------------------------------------
             Total U.S Government Agencies                       $ 4,500         4,499         4,382        (117)          5.76%
---------------------------------------------------------------------------------------------------------------------------------

Mortgage-Backed Securities
     Within one year                                                 255           255           255           -           5.91%
     One to five years                                                 -             -             -           -           0.00%
     Five to ten years                                               273           273           272          (1)          5.38%
     After ten years                                               1,190         1,195         1,159         (36)          5.80%
---------------------------------------------------------------------------------------------------------------------------------
             Total Mortgage-Backed Securities                    $ 1,718         1,723         1,686         (37)          5.75%
---------------------------------------------------------------------------------------------------------------------------------

Other Securities
     Within one year                                                   -             -             -           -               -
     One to five years                                                 -             -             -           -               -
     Five to ten years                                                 -             -             -           -               -
     After ten years                                                 804           804           804           -           6.21%
---------------------------------------------------------------------------------------------------------------------------------
             Total Other Securities                              $   804           804           804           -           6.21%
---------------------------------------------------------------------------------------------------------------------------------
             Total Investment Securities Available for Sale      $ 7,022         7,026         6,872        (154)          5.81%

Table 3.
                 Cardinal Financial Corporation and Subsidiaries
                            Rate and Volume Analysis
                                 (In thousands)
                                   (Unaudited)

    Three Months          Three Months                                             Three Months                     Three Months
 Ended September 30,   Ended September 30,                                      Ended September 30,              Ended September 30,
   Average Volume         Average Rate                                               Interest         Increase     Attributable to
  1999        1998      1999        1998                                          1999       1998    (Decrease)   Rate       Volume
-------------------------------------------                                     -------------------  ----------  -------------------
                                                      Interest Income
                                            Loans:
$ 10,530   $    331     8.28%       8.85%      Commercial                       $  223      $   7       $ 215    $ (15)    $   903
  12,746         81     7.15%       8.64%      Real estate - commercial            233          2         231    $ (49)    $ 1,095
   1,071          -     8.30%       0.00%      Real estate - construction           23          -          23    $  23     $     -
   9,446        253     7.38%       6.45%      Real estate - residential           178          4         174    $  22     $   593
   2,819        169     7.20%       8.76%      Home equity lines                    52          4          48    $ (11)    $   232
   1,053        284     8.32%      18.77%      Consumer                             22         14           9    $ (28)    $   144
------------------------------------------------------------------------------------------------------------------------------------
  37,665      1,118     7.59%      10.80%            Total loans                   731         31         700    $(308)    $ 3,946

   6,783      5,031     5.77%       5.80%   Investment Securities - AFS            100         75          25    $  (1)    $   102

       -          -     0.00%       0.00%   Money Market Accounts                    -          -           -    $   -     $     -

  22,995     34,557     5.00%       5.47%   Federal funds sold                     294        483        (190)   $ (28)    $  (633)

------------------------------------------------------------------------------------------------------------------------------------
$ 67,443  $  40,706     6.52%       5.66%   Total interest-earning assets       $1,125      $ 589       $ 536    $(337)    $ 3,415
====================================================================================================================================

                                                     Interest Expense

   2,461        662     2.03%       2.12%      Interest Checking                    13          4           9    $  (1)    $    38
   7,692      4,639     3.61%       3.84%      Money Markets                        70         45          25    $  (4)    $   117
     248        130     2.97%       2.97%      Statement Savings                     2          1           1    $  (0)    $     4
  18,201      6,623     4.90%       5.75%      Certificates of Deposit             225         96         129    $ (39)    $   666
   3,000          -     6.65%       0.00%      FHLB Short-Term Advances             51          -          51    $  51     $     -
------------------------------------------------------------------------------------------------------------------------------------
  31,603     12,054     4.52%       4.78%   Total interest-bearing liabilities     360        145         215    $ (21)    $   935

  41,810     30,705                         Other Sources - Net                      -          -           -        -           -
------------------------------------------------------------------------------------------------------------------------------------
  73,414     42,759     1.95%       1.35%   Total Sources of Funds                 360        145         215      (21)        935
------------------------------------------------------------------------------------------------------------------------------------

$ 35,840   $ 28,652     4.58%       4.31%   Net Interest Margin                 $  764      $ 443       $ 321    $(316)    $ 2,480
====================================================================================================================================

Table 3 continued.
                 Cardinal Financial Corporation and Subsidiaries
                            Rate and Volume Analysis
                                 (In thousands)
                                   (Unaudited)

    Nine Months            Nine Months                                              Nine Months                      Nine Months
Ended September 30,    Ended September 30,                                      Ended September 30,              Ended September 30,
  Average Volume          Average Rate                                               Interest         Increase     Attributable to
  1999      1998        1999        1998                                          1999       1998    (Decrease)   Rate       Volume
-------------------------------------------                                     -------------------  ----------  -------------------
                                                     Interest Income
                                            Loans:
$  7,977   $   140      8.11%       7.06%      Commercial                       $   490     $     7    $   483   $   63     $   553
   7,335        35      8.09%       6.75%      Real estate - commercial             450           2        448   $   75     $   493
     796         -      8.74%       0.00%      Real estate - construction            53           -         53   $   53     $     -
   7,194        85      7.29%       6.47%      Real estate - residential            398           4        394   $   45     $   460
   2,068        57      6.73%       8.75%      Home equity lines                    105           4        102   $  (32)    $   176
     910       120      8.44%      14.95%      Consumer                              58          14         45   $  (45)    $   118
------------------------------------------------------------------------------------------------------------------------------------
  26,282       437      7.80%       9.31%            Total loans                  1,555          31      1,524   $ (300)    $ 2,405

   7,769     1,900      5.61%       5.17%   Investment Securities - AFS             331          75        256   $   26     $   304

       -     1,451      0.00%       2.91%   Money Market Accounts                     -          32        (32)  $    -     $   (42)

  25,641    16,930      4.82%       5.31%   Federal funds sold                      938         682        256   $  (95)    $   463

------------------------------------------------------------------------------------------------------------------------------------
$ 59,692  $ 20,718      6.24%       5.22%   Total interest-earning assets       $ 2,823     $   819    $ 2,004   $ (369)    $ 3,130
====================================================================================================================================

                                                     Interest Expense

   2,199       224      2.05%       2.12%      Interest Checking                     34           4         30   $   (1)    $    42
   5,791     1,550      3.61%       3.87%      Money Markets                        156          45        111   $  (11)    $   164
     178        44      2.97%       2.96%      Statement Savings                      4           1          3   $    0     $     4
  14,715     2,212      4.83%       5.68%      Certificates of Deposit              532          94        438   $  (93)    $   710
   1,011         -      6.65%       0.00%      FHLB Short-Term Advances              51           -         51   $   50     $     -
------------------------------------------------------------------------------------------------------------------------------------
  23,893     4,030      4.35%       4.76%   Total interest-bearing liabilities      777         143        633   $  (73)    $   945

  39,901    30,705                          Other Sources - Net                                  -
------------------------------------------------------------------------------------------------------------------------------------
  63,795    34,735      1.63%       0.55%   Total Sources of Funds                  777         143        633      (73)        945
------------------------------------------------------------------------------------------------------------------------------------

$ 35,799  $ 16,688      4.61%       4.66%   Net Interest Margin                 $ 2,047     $   676    $ 1,371   $ (296)    $ 2,185
====================================================================================================================================

Table 4.
                      Cardinal Financial Corporation and Subsidiaries
                                 Allowance for Loan Losses
                                       (In Thousands)
                                        (Unaudited)

                                                     For the nine            For the year
                                                     months ended                ended
                                                     September 30,            December 31,
                                                         1999                    1998
                                                   -----------------       -----------------
Beginning balance                                      $    212                 $      -

Provision for loan losses                                   401                      212

Loans charged off:
            Commercial                                        -                        -
            Real estate - commercial                          -                        -
            Real estate - construction                        -                        -
            Real estate - residential                         -                        -
            Home equity lines                                 -                        -
            Consumer                                          -                        -
            Business Manager Receivables                      -                        -
--------------------------------------------------------------------------------------------
            Total loans charged off                           -                        -

Recoveries:
            Commercial                                        -                        -
            Real estate - commercial                          -                        -
            Real estate - construction                        -                        -
            Real estate - residential                         -                        -
            Home equity lines                                 -                        -
            Consumer                                          -                        -
            Business Manager Receivables                      -                        -
--------------------------------------------------------------------------------------------
            Total recoveries                                  -                        -

Net charge-offs                                               -                        -

Ending Balance                                         $    613                 $    212
============================================================================================


Loans:
            Total at period end                        $ 44,501                 $ 16,343
Allowance for loan losses to:
            Period-end loans                              1.38%                    1.30%

Table 5.
                 Cardinal Financial Corporation and Subsidiaries
                               Capital Components
                            As of September 30, 1999
                                 (In thousands)
                                   (Unaudited)

                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                  For Capital           Prompt Corrective
                                                             Actual            Adequacy Purposes        Action Provisions
                                                       -------------------------------------------   -----------------------
                                                        Amount    Ratio        Amount       Ratio       Amount       Ratio
Total risk based capital to risk weighted assets       $ 32,413   56.47%      $  4,592  >=  8.00%      $  5,740  >=  10.0%
Tier I capital to risk weighted assets                   31,799   55.40%         2,296  >=  4.00%         3,444  >=   6.0%
Leverage ratio total risk based capital to quarterly
  average assets                                         32,413   39.09%         2,296  >=  4.00%         2,870  >=   5.0%

Table 6.
                 Cardinal Financial Corporation and Subsidiaries
              Interest Rate Sensitivity Gap Analysis - Consolidated
                            As of September 30, 1999
                                 (In thousands)
                                   (Unaudited)

                                                    1-90     91-180     181-365      1-5      Over 5
                                                    Days      Days        Days      Years      Years     TOTAL
                                                  -------   --------    -------    -------    -------   -------
               ASSETS
Investment Securities
U.S. Government agency securities                      -          -        993      2,949        440   $ 4,382
Mortgage-backed securities                             -        255        272        372        787     1,686
Other securities                                       -          -          -          -        804       804
---------------------------------------------------------------------------------------------------------------
Total Investment Securities                            -        255      1,265      3,321      2,031     6,872
---------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                24,453                                                24,453
---------------------------------------------------------------------------------------------------------------
Loans
Variable rate loans                               11,879      1,847        333     22,000         34    36,093
Fixed rate loans                                     517        909        407      5,941        635     8,409
---------------------------------------------------------------------------------------------------------------
Total Gross Loans                                 12,396      2,756        740     27,941        669    44,502
---------------------------------------------------------------------------------------------------------------
Total Earning Assets                              36,849      3,011      2,005     31,262      2,700  $ 75,827
---------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Assets                  36,849     39,860     41,865     73,127     75,827
---------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Deposits
Demand deposits                                   10,919          -          -          -          -  $ 10,919
Interest checking                                  2,734          -          -          -          -     2,734
Statement savings                                    281          -          -          -          -       281
Money market accounts                              9,802          -          -          -          -     9,802
Certificates of deposit                            5,119      2,150      4,524     11,249        397    23,439
---------------------------------------------------------------------------------------------------------------
Total Deposits                                    28,855      2,150      4,524     11,249        397    47,175
---------------------------------------------------------------------------------------------------------------
Other liabilities                                      -          -          -          -          -         -
---------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities                28,855      2,150      4,524     11,249        397  $ 47,175
---------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Liabilities             28,855     31,005     35,529     46,778     47,175
---------------------------------------------------------------------------------------------------------------

Gap                                                7,994        861     (2,519)    20,013      2,303
Cumulative Gap                                     7,994      8,855      6,336     26,349     28,652
Gap/ Total Assets                                  9.64%      1.04%     -3.04%     24.14%      2.78%
Cumulative Gap/ Total Assets                       9.64%     10.68%      7.64%     31.78%     34.56%
Rate Sensitive Assets/ Rate Sensitive Liabilities   1.28       1.40       0.44       2.78       6.80
Cumulative RSA/ Cumulative RSL                      1.28       1.29       1.18       1.56       1.61

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

              Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

              Not applicable.

Item 3.  Defaults Upon Senior Securities

              Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.

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


                                          CARDINAL FINANCIAL CORPORATION



Date:  November 15, 1999                  /s/ L. Burwell Gunn, Jr.
                                          --------------------------------------
                                          L. Burwell Gunn, Jr.
                                          President and Chief Executive Officer



Date:  November 15, 1999                  /s/ Joseph L. Borrelli
                                          --------------------------------------
                                          Joseph L. Borrelli
                                          Chief Financial Officer