Form 10KSB
period 1999-12-31
CARDINAL FINANCIAL CORP
filed 2000-03-30
CIK 1060523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

           10555 Main Street, Suite 500
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

         The issuer's revenues for the fiscal year ended December 31, 1999 were $5,650,115.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 29, 2000 was $17,766,030.

         The number of shares outstanding of Common Stock, as of March 30, 2000 was 4,242,634.

                                TABLE OF CONTENTS


                                     PART I

                                                                                             Page
Item 1.       Description of Business........................................................  3

Item 2.       Description of Property........................................................ 15

Item 3.       Legal Proceedings.............................................................. 16

Item 4.       Submission of Matters to a Vote of Security Holders............................ 16


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters....................... 17

Item 6.       Management's Discussion and Analysis of Financial Condition
              and Results of Operation....................................................... 17

Item 7.       Financial Statements........................................................... 30

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure......................................... 30


                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.............................. 30

Item 10.      Executive Compensation......................................................... 30

Item 11.      Security Ownership of Certain Beneficial Owners and Management................. 31

Item 12.      Certain Relationships and Related Transactions................................. 31

Item 13.      Exhibits, List and Reports on Form 8-K......................................... 31


                                     PART I

Item 1.      Description of Business

General

         Cardinal Financial Corporation (the "Company") is a bank holding company that was incorporated under Virginia law in 1997. The Company's three banking subsidiaries that have begun operations (collectively, the "Banks") are the following:

         o Cardinal Bank, N.A., which is based in Fairfax, Virginia and commenced operations on June 8, 1998;
         o    Cardinal Bank - Manassas/Prince  William,  N.A., which is based in
              Manassas, Virginia and commenced operations on July 26, 1999;
         o    Cardinal Bank - Dulles,  N.A., which is based in Reston,  Virginia and commenced operations on August 2, 1999; and

The Company also has an investment advisory subsidiary, Cardinal Wealth Services, Inc., which commenced operations on February 1, 1999. A fourth banking subsidiary, Cardinal Bank - Alexandria/Arlington, N.A. (in organization), which will be based in Alexandria, Virginia, is expected to commence operations in the second quarter of 2000.

         Through its banking subsidiaries, the Company pursues a community banking strategy by offering a broad range of banking products to individuals, professionals and small to medium-sized businesses, with an emphasis on personalized service and local decision-making authority. Management's expansion strategy to date has included attracting experienced local management teams, who have significant decision-making authority at the local bank level, and local independent boards of directors consisting of individuals with strong community affiliations and extensive business backgrounds and business development potential in the identified markets. Each management team operates in a manner that provides responsive, personalized services. The Company provides credit policies and procedures as well as centralized back office functions to provide corporate, technological and marketing support to the Banks.

         The Company's principal executive offices are located at 10555 Main Street, Suite 500, Fairfax, Virginia 22030, and its telephone number is (703) 934-9200. The Company also maintains a web site at www.cardinalbank.com.

Business Development

         Background. The Company was formed in late 1997, principally in response to perceived opportunities resulting from the takeovers of several Virginia-based banks by regional bank holding companies. Since January 1, 1997, numerous community banks headquartered in northern Virginia have been acquired. Collectively, these banks had deposits of approximately $1.0 billion. Moreover, in 1997 and 1998, four statewide banks with substantial northern Virginia operations -- Crestar Bank, Central Fidelity National Bank, Signet Bank, N.A. and Jefferson National Bank -- were acquired by large out-of-state bank holding companies.

         In the Company's market area, the bank consolidations have been accompanied by the dissolution of local boards of directors and relocation or termination of management and customer service professionals. The Company believes that local industry consolidation has disrupted customer relationships as the larger regional financial institutions increasingly focus on larger corporate customers, standardized loan and deposit products and other services. Generally, these products and services are offered through less personalized delivery systems, which has created the demand for high quality, personalized services to small and medium-sized businesses and professionals. In addition, consolidation in the local market has created opportunities to attract experienced bankers. Bank acquisitions have dislocated experienced and talented management personnel due to the elimination of redundant functions and the drive to achieve cost savings. Additionally, uncertainty over possible future acquisitions has helped enable the Company to attract officers from banks that have not been acquired. As a result of these factors, management believes that the Company has taken advantage of a rare opportunity to attract its targeted banking customers and experienced management personnel within the Company's identified markets.

         Initial Capitalization of the Company. The Company funded its start-up and organizational costs through a private offering (the "Private Offering") of 1,409,509 shares of its common stock, par value of $1.00 per share (the "Common Stock"), in the fourth quarter of 1997 and the first quarter of 1998. The total proceeds to the Company in the Private Offering were $10.6 million, of which $8.0 million were used to capitalize Cardinal Bank, N.A., in June 1998. In addition, the Company raised additional capital for general corporate purposes, including the capitalization of Cardinal Wealth Services, Inc. and the three additional Banks, and to support the growth of assets and deposits through a public offering (the "Public Offering") of 2,830,000 shares of Common Stock in the third quarter of 1998. The total proceeds to the Company in the Public Offering were $26.0 million, after deducting underwriting discounts and expenses.

         Experienced Board and Management. The Company's Board of Directors consists of 11 individuals, seven of whom formerly were founding directors of First Patriot Bankshares Corporation ("First Patriot"), the holding company for Patriot National Bank, headquartered in Reston, Virginia. First Patriot was organized in 1990 and was acquired in 1997 by an out-of-state bank holding company. John H. Rust, Jr., the Company's Chairman, served as Chairman of First Patriot. Directors of the Company who were former First Patriot directors include the chairs of First Patriot's loan, audit, strategic planning, compensation and marketing committees. Until he joined the Company in late 1997,
L. Burwell Gunn, Jr., the Company's President and Chief Executive Officer, served as Executive Vice President and Commercial Division head for the Greater Washington Region for Crestar Bank. The last 13 years of Mr. Gunn's 25 year career with Crestar all involved service in the northern Virginia area. Each of the Company's eight other executive officers has extensive banking experience in northern Virginia. See Item 9., "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act," below.

         Decentralized Operating Strategy. The foundation of the Company's strategy is to operate a multi-community bank organization that emphasizes decision-making at the local bank level combined with strong corporate, technological, marketing, financial and managerial support. The Company's operating model is for each bank to operate with local management and boards of directors consisting of individuals with extensive knowledge of the local community and the authority to make credit decisions. The Company believes that this operating strategy enables the Banks to attract customers who wish to conduct their business with a locally owned and managed institution with strong ties and an active commitment to the community.

         Centralized Corporate Support. The Company provides oversight and various services to the Banks, including technology, finance and accounting, human resources, credit administration, internal audit, compliance, loan review, marketing, retail administration, administrative support, policies and procedures, product development and item processing. By providing such services and oversight, the Company expects not only to achieve monetary savings, compared to the costs if the Banks were individually responsible for such functions, but also expects to achieve a uniformity of operations and service that will be associated with the "Cardinal" name in the Company's northern Virginia markets. The Banks' principal focus is to generate deposits and loans. This corporate support system will enable the Company to achieve administrative economies of scale while capitalizing on the responsiveness to client needs of its decentralized community bank network. With the support from its significant investment in infrastructure, particularly a management information system that links the Company to the Banks and facilitates data processing, compliance, and reporting requirements, the Company believes that it has the operational and administrative capacity to accommodate the Banks and effectively manage the Company's growth for the foreseeable future.

Growth Strategy

         The Company intends to focus on the growth of the Banks. Each Bank's growth is expected to come from within such Bank's primary service area through loan and deposit business. The Company focuses on acquiring market share, particularly from large bank holding companies, by emphasizing local management and decision-making and through delivering personalized services to business customers and individuals. Specifically, the Company's competitive strategy consists of approving loan requests quickly with a local loan committee, operating with flexible, but prudent, lending policies, personalizing service by establishing a long-term banking relationship with the customer, and maintaining the requisite personnel to ensure a high level of service. While the Company does not currently intend to actively search for expansion opportunities beyond its designated markets, the Company may consider opportunities that arise from time to time, which could occur through acquisitions of existing institutions or branches.

         The Company believes that a management team that is familiar with the needs of its community can provide higher quality personalized service to its customers. The local management team of each Bank has a significant amount of decision-making authority and is accessible to its customers. As a result of the consolidation trend in the northern Virginia area, the Company's management believes that there are significant opportunities to attract experienced bank managers who would like to join an institution promoting a community banking concept.

         As it anticipated the opening of its subsidiary Banks, the Company established through its first subsidiary, Cardinal Bank, N.A., loan production offices in Manassas, the Reston area of Fairfax County, and Alexandria in order to establish customer relationships, brand awareness and a pipeline of loan business. The loan production offices were staffed by personnel who are now employed by the Bank that opened in that location. Loans originated in these loan production offices are transferred by Cardinal Bank, N.A. to the respective Bank when it opens.

         Each Bank has a local board of directors that is comprised of prominent members of the community, including business leaders and professionals. These directors not only operate the Banks, but also act as ambassadors of their respective Banks within the community and are expected to promote the business development of each Bank. The directors and officers of the Company and the directors of the Banks are active in the civic, charitable and social organizations located in the local communities. It is anticipated that members of the local management teams will hold leadership positions in a number of community organizations and continue to volunteer for other positions in the future.

         The Company believes that each Bank's ability to compete with other financial institutions in its respective market area will be enhanced by its posture as a locally managed bank with a broad base of local ownership. The directors of each of the Banks, most of whom reside or work in the market area in which their respective Banks will operate, own a significant amount of Common Stock. The Company believes that local ownership of Common Stock is a highly effective means of attracting customers and fostering loyalty to the Banks.

Market Areas

         The Company's targeted market includes areas in and around Fairfax County, Virginia, including the independent cities of Fairfax and Alexandria, as well as Arlington, Manassas, and Prince William and Loudoun Counties. Interstates 95, 495, and 66 all pass through the market area and provide efficient access to other regions of the state. Prominent local newspapers, the Washington Post and Washington Times, and a number of radio and television stations provide diverse media outlets. The broad exposure of television, print media and radio offer several opportunities to explore effective advertising and public relations avenues for the Company.

         The Company has established banking operations in four locations in the broad target market, each of which represents a separate market. These distinct, but contiguous markets are: (1) the city of Fairfax and central Fairfax County;
(2) the city of Manassas and Prince William County; (3) the city of Alexandria and Arlington County; and (4) the Reston and Herndon areas (of western Fairfax County) and Loudoun County. As of 1997, Fairfax County, the city of Fairfax, Prince William County, the city of Manassas, Arlington County, the city of Alexandria and Loudoun County each ranked in the top ten for Virginia in median household income, and collectively the population of the area represented 24.4% of the state's total population. Northern Virginia continues to provide more than half of all the jobs created in the state and outstrips the state in most other measures of growth. In 1999, the number of jobs in northern Virginia increased by 41,110, as compared to a state-wide increase of 64,137.

The Banks

         The Banks engage in the commercial banking business in their respective communities. The Company believes that there is a demand for, and that the northern Virginia communities described above will support, new locally operated community banks. Although the Company could have obtained a banking presence in the identified markets by opening branch offices of Cardinal Bank, management of the Company believes that separate banks with their own local boards of directors and banking practices, tailored to the local market, is a preferable approach. Each Bank provides personalized banking services, with emphasis on the financial needs and objectives of individuals, professionals and small to medium-sized businesses. Additionally, substantially all credit and related decisions are made by the Banks' local management and board of directors, thereby facilitating prompt response.

         The principal business of each Bank is to accept deposits from the public and to make loans and other investments. The principal sources of funds for each Bank's loans and investments are demand, time, savings and other deposits, repayment of loans, and borrowings. In addition, a portion of the net proceeds of the Public Offering, after having been contributed to the capital of each Bank, were used by each Bank to fund loans. The principal source of income for each Bank is interest collected on loans. The principal expenses of each Bank are interest paid on savings and other deposits, employee compensation, office expenses, and other overhead expenses. The Banks do not currently offer trust or fiduciary services.

         The Company is committed to providing high quality banking products and services to the Banks' customers and has made a significant investment in its advanced automated operating accounting system, which supports virtually every banking function. The system provides the technology that fully automates the branches, processes bank transactions, mortgages, loans and electronic banking, conducts data base and direct response marketing, provides cash management solutions, streamlined reporting and reconciliation support as well as sales support.

         With this investment in technology, the Company offers Internet-based delivery products for both consumers and commercial customers. Customers can open accounts, apply for loans, check balances, check account history, transfer funds, download images of checks, pay bills, download active statements into QuickenTM or Microsoft MoneyTM, use interactive calculators and transmit e-mail with the Company over the Internet. The Internet provides an inexpensive way for the Company to expand its geographic borders and branch activities while providing the kind of services one would expect from the larger banks.

         The Company also offers customers the convenience of digital imaged checks that make it easy to reconcile statements, organize and store account information while streamlining the back office. Every item is imaged and available for inspection. Among the many features, check imaging allows for instant statement reconstruction for research, which can be faxed or e-mailed directly to a customer's personal computer.

Customers

         Management believes that the recent bank consolidation within northern Virginia provides a significant opportunity to build a successful, locally-oriented franchise. Management of the Company further believes that many of the larger financial institutions do not emphasize a high level of personalized service to the small and medium-sized commercial, professional or individual retail customers. The Company focuses its marketing efforts on attracting small and medium-sized businesses and professionals, such as physicians, accountants and attorneys. Because the Company focuses on businesses and professionals, the majority of its loan portfolio is in the commercial area with an emphasis placed on originating sound, profitable commercial and industrial loans secured by real estate, accounts receivable, inventory, property, plant and equipment.

         Although the Company expects to concentrate its lending to commercial businesses, the Company attracts a significant amount of professional and consumer business. Many of its customers are the principals of the small and medium-sized businesses for whom the Banks provide banking services. Management emphasizes "relationship banking" in order that each customer can identify and establish a comfort level with bank officers who come to understand their customers' business and financial needs in depth. Management intends to develop its retail business with individuals who appreciate a higher level of personal service, contact with their lending officer and responsive decision-making. It is expected that most of the Company's business will be further developed through its lending officers and local boards of directors and by pursuing an aggressive strategy of making calls on customers throughout the market area.

Banking Products and Services

         The Company offers a broad array of banking products and services to its customers. These products and services are set forth below.

         Loans. Through each Bank, the Company offers a wide range of short to long-term commercial and consumer loans, which are described in further detail below. The Company has established pre-determined percentage levels as targets for the division of the Company's loan portfolio across the various categories of loans. Commercial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 33%, 29%, 1%, 17%, 6% and 14%, respectively, of its loan portfolio. The Company believes that this division reflects the current credit demands of its markets and provides a sufficient amount of diversification to avoid over-reliance on one category. The Company may adjust these levels from time to time as the credit demands of the community change and as each Bank's business evolves.

         Credit Policies. With respect to each Bank's loan portfolio, the Company oversees credit operations while still granting local authority to each Bank. The Company's chief credit officer is primarily responsible for maintaining a quality loan portfolio and developing a strong credit culture throughout the entire organization. The chief credit officer is responsible for developing and updating the credit policies and procedures for the organization. The Board of Directors of a Bank may make exceptions to these credit policies and procedures as appropriate, but any such exception must be documented and made for sound business reasons.

         Credit quality is controlled by the chief credit officer through compliance with the Company's credit policies and procedures. The Company's risk-decision process is actively managed in a disciplined fashion to maintain an acceptable risk profile characterized by soundness, diversity, quality, prudence, balance and accountability. The Company's credit approval process consists of specific authorities granted to the lending officers. Loans exceeding a particular lending officer's level of authority are reviewed and considered for approval by an officers' loan committee and, then, a Bank's Board of Directors. In addition, the chief credit officer works closely with each lending officer at the Bank level to ensure that the business being solicited is of the quality and structure that fits the Company's desired risk profile.

         Under its credit policies, the Company generally limits the concentration of credit risk by a particular Bank in any loan or group of loans to 30% of that Bank's capital. Such concentration limit pertains to any group of borrowers related as to the source of repayment or any one specific industry. Furthermore, each Bank has established limits on the total amount of that Bank's outstanding loans to one borrower, all of which are set below legal lending limits. Any loan that a Bank proposes to make that will exceed such established limits requires the prior approval of the Company's Board of Directors.

         Commercial Loans. The Company makes commercial loans to qualified businesses in its market area. The Company's commercial lending consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. The Company also offers Small Business Administration ("SBA") guaranteed loans and asset-based lending arrangements to certain of its customers.

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

         To manage these risks, the Company's policy is to secure commercial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, the Company actively monitors certain measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

         Commercial Mortgage Loans. The Company also originates commercial mortgage loans. These loans are primarily secured by various types of commercial real estate, including office, retail, warehouse, industrial and other non-residential types of properties and are made to the owner and/or occupiers of such property. These loans have maturities generally ranging from one to 10 years.

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

         Loan-to-value ratios for commercial mortgage loans generally do not exceed 75%. Loan-to-value ratios up to 85% are permitted if the borrower has unusually strong general liquidity, net worth and cash flow, and loan-to-value ratios up to 90% are permitted if an SBA guaranty has been obtained.

         Residential Mortgage Loans. The Company's residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures. The Company makes mortgage loans with a variety of terms, including fixed and floating or variable rates and a variety of maturities. Maturities for construction loans generally range from six to 12 months for residential property and from 12 to 18 months for non-residential and multi-family properties.

         Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with the Company's appraisal policy and real estate lending policy, which detail maximum loan-to-value ratios and maturities. Loans for owner-occupied property generally are made with a loan-to-value ratio of up to 80% for first liens and 75% for junior liens. Higher loan-to-value ratios may be allowed based on the borrower's unusually strong general liquidity, net worth and cash flow. Loan-to-value ratios for home equity lines of credit generally do not exceed 75%. If the loan-to-value ratio exceeds 90% for residential mortgage loans, the Company has determined that it is an unusually strong credit.

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

         Consumer Loans. The Company's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes. The specific types of consumer loans made by the Banks include home improvement loans, debt consolidation loans and general consumer lending.

         Consumer loans may entail greater risk than residential mortgage loans do, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. A loan may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan, such as the Company, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

         The Company's policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful analysis of the borrower. In evaluating consumer loans, the Company requires its lending officers to review the borrower's level and stability of income, past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Company requires that its banking officers maintain an appropriate margin between the loan amount and collateral value. Many of the Company's consumer loans are made to the principals of the small and medium-sized businesses for whom the Banks provide banking services.

         In the fourth quarter of 1999, the Company purchased a $7.8 million installment loan portfolio. While the Company does not have any current plans to purchase additional loan portfolios, the Company may consider opportunities that arise from time to time with respect to portfolios that meet established underwriting criteria.

         Credit Card and Other Loans. The Company also issues credit cards to certain of its customers. In determining to whom it will issue credit cards, the Company evaluates the borrower's level and stability of income, past credit history and other factors. Finally, the Company makes additional loans that are not classified in one of the above categories. In making such loans, the Company attempts to ensure that the borrower meets the Company's credit quality standards.

         Deposits. Management offers a broad range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The primary sources of deposits are small and medium-sized businesses and individuals within an identified market. In each identified market, senior management has the authority to set rates within specified parameters in order to remain competitive with other financial institutions. All deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount permitted by law. The Company implements a service charge fee schedule, which is competitive with other financial institutions in a Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

         Specialized Consumer Services. Management offers specialized products and services to its customers, such as travelers checks and safe deposit services.

         Courier Services. The Company offers courier services to its business customers. Courier services permit the Company to provide the convenience and personalized service that its customers require by scheduling pick-ups of deposits.

         Telephone and Internet Banking. The Company believes that there is a strong demand within its market for telephone banking and internet banking. Both services allow both commercial and retail customers to access detailed account information and execute a wide variety of the banking transactions referred to above. Management believes that these services are particularly attractive for its customers, as it enables them to conduct their banking business and monitor their bank accounts from remote locations. Telephone and internet banking assists the Banks in attracting and retaining customers and encourages its customers to maintain their total banking relationships with the Company.

         Automatic Teller Machines ("ATMs"). The Company has an ATM at each office of each Bank. Management makes other financial institutions' ATMs available to its customers and offers customers a certain number of free ATM transactions per month.

         Other Products and Services. The Company evaluates other services such as trust services, insurance, mortgage services and other permissible activities. Management expects to introduce these services as they become economically viable.

Brokerage and Investment Advisory Services

         Through Cardinal Wealth Services, Inc., the Company provides financial and estate planning services. Cardinal Wealth Services, Inc. has formed a strategic alliance with LM Financial Partners, Inc., a wholly owned subsidiary of Legg Mason Inc. Through this alliance, the Company's financial advisors can offer its customers an extensive range of financial products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income securities and equity research and recommendations.

Competition

         Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Virginia law permits statewide branching by banks. Consequently, commercial banking in Virginia is highly competitive. Many large banking organizations, several of which are controlled by out-of-state holding companies, currently operate in the Company's targeted market areas. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking that previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. Furthermore, as a consequence of legislation recently enacted by the United States Congress, out-of-state banks not previously allowed to operate in Virginia are allowed to commence operations and compete in the Company's targeted market areas.

         Each of the Banks faces competition from other banks, as well as thrift institutions, consumer finance companies, insurance companies and other institutions in the Banks' respective market areas. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon the Banks. Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than the Banks and offer certain services such as trust banking that the Banks are not expected to provide in the near term. In addition, many of these competitors have numerous branch offices located throughout the extended market areas of the Banks that the Company believes may provide these competitors with an advantage in geographic convenience that the Banks do not have at present. Such competitors may also be in a position to make more effective use of media advertising, support services, and electronic technology than can the Banks. Employees

         At December 31, 1999, the Company had 82 full time employees, none of which is represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Government Supervision and Regulation

         The following discussion is a summary of the principal laws and regulations that comprise the regulatory framework applicable to the Company and the Banks. Other laws and regulations that govern various aspects of the operations of banks and bank holding companies are not described herein, although violations of such laws and regulations could result in supervisory enforcement action against the Company or a Bank. The following descriptions summarize the material terms of the principal laws and regulations and are qualified in their entirety by reference to applicable laws and regulations.

         General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

         As national banks, the Banks are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The Banks also are subject to regulation, supervision and examination by the FDIC. Federal law also governs the activities in which the Banks may engage and the investments that they may make and limits the aggregate amount of loans that may be granted to one borrower to 15% of a bank's capital and surplus. Various consumer and compliance laws and regulations also affect the Banks' operations.

         The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act, which the President signed on November 12, 1999. Gramm-Leach-Bliley repeals the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. Under Gramm-Leach-Bliley, a bank holding company can elect to be treated as a financial holding company. A financial holding company may engage in any activity and acquire and retain any company that the Federal Reserve determines to be financial in nature. A financial holding company also may engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Federal Reserve must consult with the Secretary of the Treasury in determining whether an activity is financial in nature or incidental to a financial activity.

         The earnings of the Banks, and therefore the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including those referred to above.

         The OCC conducts regular examinations of the Banks and reviews such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations. In addition to these regular examinations, the Banks must furnish the OCC with periodic reports containing a full and accurate statement of its affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

         Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of the Banks are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Banks are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF that are "well capitalized", are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .30% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.

         The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of any Bank's deposit insurance.

         Capital. The OCC and the Federal Reserve have issued risk-based and leverage capital guidelines applicable to banking organizations that they supervise. Under the risk-based capital requirements, the Company and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "total capital").

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

         Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the BIF. The FDIC's claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

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

         Payment of Dividends. The Company is a legal entity separate and distinct from the Banks. Virtually all of the revenues of the Company will result from dividends paid to the Company by the Banks. Under OCC regulations, a national bank may not declare a dividend in excess of its undivided profits, which means that each Bank must recover any start-up losses before it may pay a dividend to the Company. Additionally, a national bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national bank's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. A national bank may not declare or pay any dividend if, after making the dividend, the national bank would be "undercapitalized," as defined in regulations of the OCC. The Company is subject to state laws that limit the amount of dividends it can pay. In addition, the Company is subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. These laws, regulations or policies will materially impact the ability of the Banks and, therefore, the Company to pay dividends in the early years of operations.

         Community Reinvestment. The requirements of the Community Reinvestment Act ("CRA") are applicable to the Banks. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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


Item 2.      Description of Property

         The Company's headquarters are located at 10555 Main Street, Suite 500, Fairfax, Virginia. The Company occupies 10,000 square feet under a five year lease that began on January 15, 1999.

         Cardinal Bank, N.A. is headquartered at 10641 Lee Highway, Fairfax, Virginia. The Bank occupies a three-story brick structure, which contains 9,000 square feet, under a 10 year lease that began on January 1, 1998. The Bank has a branch that has five teller stations, one drive-through window and a walk-up ATM and night depository. Cardinal Bank, N.A. also operates an ATM at the Company's headquarters.

         Cardinal Wealth Services, Inc. is headquartered at 10555 Main St, Suite 100, Fairfax, Virginia. The subsidiary occupies 3,597 square feet under a five year lease. The subsidiary also rents offices at each Bank location.

         Cardinal Bank - Manassas/Prince William, N.A. is headquartered at 9626 Center Street, Manassas, Virginia. The Bank occupies a two-story building, containing approximately 6,000 square feet, that is owned by the Company. The Bank includes a branch that has five teller stations, a night depository and a two-lane drive through window with drive up ATM.

         Cardinal Bank - Dulles, N.A. is headquartered at 11150 Sunset Hills Road, Reston, Virginia. The Bank occupies 6,625 square feet of a three-story structure, containing 50,012 square feet, under a 10 year lease that began on January 1, 1999. The Bank includes a branch that has a walk-up ATM and night depository and five teller stations, with future plans for a remote one-lane drive through window with drive up ATM.

         Cardinal Bank - Alexandria/Arlington, N.A. (in organization) will be headquartered at 1737 King Street, Alexandria, Virginia. The Company currently uses the office space as a loan production office. The office occupies 5,256 square feet under a 15 year lease that began on January 1, 1999. The bank's branch will have five teller stations and a walk-up ATM and night depository.


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

                                                              Bid Information
                                                              ---------------
                                                            High ($)     Low ($)
Fiscal Year Ended December 31, 1998 (1)                     --------     -------
---------------------------------------
         3rd quarter...................................      10.63        7.25
         4th quarter...................................       8.13        6.13

Fiscal Year Ended December 31, 1999
-----------------------------------
         1st quarter...................................       7.00        6.25
         2nd quarter...................................      10.94        6.75
         3rd quarter...................................       7.88        6.25
         4th quarter...................................       7.38        5.50
________________

(1) The Company's Common Stock began trading on the Nasdaq SmallCap Market on July 17, 1998, at an initial public offering price of $10.00 per share. Prior to that date, there was no established trading market for the Common Stock.

         As of March 29, 2000, there were approximately 255 record holders of Common Stock.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

         This report contains certain forward-looking statements, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. The Company cautions readers that certain important factors, including among others, problems with technology utilized by the Company as described below, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results in 1999 and beyond to differ materially from those expressed in any forward-looking statements in this report. Reference is made to the "Risk Factors" section of the Prospectus dated July 17, 1998 that is part of the Company's Registration Statement on Form SB-2 (Registration No. 333-52279) and that was filed with the Securities and Exchange Commission on July 20, 1998 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, for a description of certain of these important factors.

General

         The Company is the holding company for three bank subsidiaries and one non-bank subsidiary. The Company began operations November 24, 1997 and opened its first bank subsidiary, Cardinal Bank, N.A., on June 8, 1998. Following its private offering in December 1997 that generated $10.6 million in capital, the Company raised an additional $26.0 million in an initial public offering of 2,830,000 shares in July 1998. In February 1999, Cardinal Wealth Services, Inc. began operations as the Company's nonbank investment subsidiary. Through a strategic alliance with LM Financial Partners, Inc., a wholly-owned subsidiary of Legg Mason, Inc., Cardinal Wealth Services, Inc. can offer an extensive range of financial products and services. In July 1999, the Company's second bank subsidiary, Cardinal Bank -Manassas/Prince William, N.A. began operations. Cardinal Bank - Dulles, N.A., the third banking subsidiary, began operations in August 1999. A fourth bank subsidiary is scheduled to open in the second quarter of 2000 located in Alexandria, Virginia.

         The following presents management's discussion and analysis of the consolidated financial condition and results of operation of the Company for the years ended December 31, 1999 and 1998. The discussion should be read in conjunction with the accompanying consolidated financial statements.

1999 Compared to 1998

         Earnings Summary

         The net loss for the year ended December 31, 1999 was $4,038,719 or $0.95 per diluted share, compared to a net loss of $1,696,345, or $0.64 per diluted share, for the year ended December 31, 1998. The increase in the net loss in 1999 compared to 1998 was primarily due to increased non-interest expenses associated with the opening of three subsidiaries. Two bank subsidiaries, Cardinal Bank - Manassas/Prince William, N.A., and Cardinal Bank -Dulles, N.A., opened in the third quarter of 1999 and one non-bank subsidiary, Cardinal Wealth Services, Inc., opened in the first quarter of 1999.

         These operating results represent a return on average shareholders' equity of -12.26% for the year ended December 31, 1999 compared to -7.45% for the year ended December 31, 1998. Return on average assets for the year ended December 31, 1999 was -5.61% compared to -5.37% in 1998.

         Financial Condition Summary

         Total assets were $97.0 million at December 31, 1999, an increase of $39.7 million, or 69.4%, compared with December 31, 1998. Loans, net of unearned income, increased $51.8 million in 1999 to $68.2 million. This increase can be attributed to strong results from Cardinal Bank, N.A. as well as the activity associated with two new banking subsidiaries that opened in the third quarter of 1999. Cash and cash equivalents declined $6.3 million and investment securities available-for-sale declined $8.7 million in 1999 compared to 1998. These declines can be attributed to funding increased loan growth.

         Total deposits grew $38.0 million to $59.9 million in 1999 from $21.9 million at year-end 1998 due again to having multiple banks operating for part of 1999 versus only one operating in 1998. Non- interest-bearing deposits increased $7.3 million or 144.5% and interest-bearing deposits increased $30.7 million or 182.6%. The Company's short-term borrowings were $6.0 million at December 31, 1999. There were no borrowings at December 31, 1998. The short-term borrowings are FHLB advances and were utilized for loan growth and other operating purposes.

         Shareholders' equity decreased $4.0 million or 11.5% from December 31, 1998 to December 31, 1999. Operating losses for the year ended December 31, 1999 caused the decline. At December 31, 1999 the Company's regulatory capital levels exceeded those established for well-capitalized institutions.

         Net Interest Income and Net Interest Margin

         The fundamental source of the Company's revenue, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. The significant categories of earning assets are loans and investment securities, while deposits and FHLB advances represent interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operation. Net interest income for 1999 was $3.02 million, 148.7% higher than the prior year. The growth in net interest income was due to the increase in average interest-earning assets of 144.9% which was the result of three bank subsidiaries operating in 1999 compared to only one operating in 1998. The net interest margin increased to 4.75% in 1999 compared to 4.66% in 1998. The average rate on earning assets increased 79 basis points to 6.57% and the average rate on interest-bearing liabilities decreased 42 basis points to 4.67%. Table 1 reflects the components of interest income and interest expense and their applicable yields and costs.

         Provision and Allowance for Loan Losses

         Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb the estimated losses inherent in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Due to the relatively short credit history of its subsidiaries Cardinal Bank, N.A. (18 months of operation), Cardinal Bank - Manassas/Prince William, N.A. (five months) and Cardinal Bank - Dulles, N.A. (five months) management is currently providing for loan losses at a rate of 1.25% which approximates its peer group average.

         The ratio of the allowance for losses to gross loans at December 31, 1999 was 1.07% compared to 1.30% at December 31, 1998. While the calculated reserve ratio reflects a 23 basis point decline there are two factors that need to be taken into account in order to better understand the Company's level of loan loss coverage. In the fourth quarter of 1999, the Company purchased a $7.8 million installment loan portfolio. This transaction was structured in such a way that the seller absorbs losses up to 115 basis points of the outstanding balances. Consequently, the Company does not expect losses on this portfolio and did not add to its allowance for loan losses when this transaction was recorded. The second factor to be considered is the Company's Business Manager product. Under this product, advances to customers are fully collateralized by customer receivables and a restricted deposit account equal to at least 10% of the amount borrowed.

         As a result, the Company does not expect losses on those transactions and therefore has not added to its allowance for loan losses. Table 2 reflects the components of the allowance for loan losses and calculates the loan loss ratio two ways: first, with total gross loans, and second, with total gross loans less purchased loans and the Business Manager receivables.

         Non-Interest Income

         Non-interest income is an important factor in the Company's operating results. Management continues to evaluate and identify new sources of non-interest income as well as enhance existing ones. Non-interest income increased to $1,320,485 in 1999 from $34,037 in 1998. The significant increase in non-interest income for 1999 was due to $1,017,924 of investment fee income generated by Cardinal Wealth Services, Inc. which began operations on February 1, 1999. Other non-interest income includes loan and deposit service charges, which increased to $267,823 in 1999 from $19,533 in 1998. Table 3 reflects the components of non-interest income for 1999 and 1998.

         Non-Interest Expense

         Non-interest expense was $7,870,069 in 1999 compared to $2,734,269 in 1998. The significant increase in expense can be attributed to the opening of two bank subsidiaries and one non-bank subsidiary during 1999. Total personnel expense increased to $4,277,231 from $1,401,117 in 1998 as a result of the staffing of the above mentioned subsidiaries. Increases in depreciation, occupancy and other operating expenses are also associated with start-up subsidiary operations. Footnote 17 of the Consolidated Financial Statements provides additional details of non-interest expense.

         Income Taxes

         The Company has not incurred income tax liability due to the recognition of net losses in 1999, 1998 and 1997. The ability to utilize net operating loss carryforwards will be dependent on the Company's ability to generate future earnings. Footnote 8 of the Consolidated Financial Statements provides additional information with respect to the deferred tax accounts and the net operating loss carryforward.

         Liquidity

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Stable core deposits and a strong capital position are the components of a solid foundation for the Company's liquidity position. In addition, the availability of the investment portfolio and access to regional and national wholesale funding sources including fed funds purchased, negotiable certificates of deposits, securities sold under agreements to repurchase, and Federal Home Loan Bank advances enhances the Company's liquidity. Cash flows from operations, such as loan payments and pay-offs are also a significant source of liquidity. The Company has a contingency plan that provides for continued monitoring of liquidity needs and available sources of liquidity. Management believes the Company has the ability to meet its liquidity needs.

         Capital Resources

         Capital adequacy is an important measure of financial stability and performance. Management's objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

         Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as either Tier 1 (primarily common shareholders' equity, defined to include certain debt obligations) and Tier 2 (to include certain other debt obligations and a portion of the allowance for loan losses and 45% of unrealized gains in equity securities).

         At December 31, 1999, shareholders' equity was $30.7 million compared to $34.7 million at December 31, 1998. The decline in shareholders' equity is attributable to the net loss incurred in 1999. Footnote 9 of the Consolidated Financial Statements shows the minimum capital requirements and the Company's capital position as of December 31, 1999 and 1998. The Company's regulatory capital levels exceed those established for well-capitalized institutions.

         Lending

         The Company has comprehensive policies and procedures which cover both commercial and consumer loan origination and management of credit risk. Loans are underwritten in a manner that focuses on the borrowers' ability to repay. The Company's goal is not to avoid risk, but to manage it and to include credit risk as part of the pricing decision for each product.

         Total loans, net of fees and premiums and discounts, increased to $68.2 million as of December 31, 1999 compared to $16.3 million as of December 31, 1998. The increase is the result of a full years operation of Cardinal Bank, N.A. in addition to the activity of Cardinal Bank -Manassas/Prince William, N.A., and Cardinal Bank -Dulles, N.A., both of which opened in the third quarter of 1999. There were no non-performing loans at December 31, 1999 and 1998.

         The Company's loan portfolio consists of commercial short-term lines of credit, term loans, mortgage financing and construction loan funds that are used by the borrower to build or develop real estate properties. The consumer portfolio includes residential real estate mortgages, bankcard, home equity lines and installment loans. Table 4 reflects the components of the loan portfolio as of December 31, 1999 and 1998. Table 5 reflects the allocation of the allowance for loan loss by loan category.

         Securities Available-for-Sale

         The investment securities portfolio of the Company is used as a source of income and liquidity. The portfolio has declined to $4.8 million as of December 31, 1999 from $13.5 million as of December 31, 1998. The decline reflects liquidity needs associated with funding the loan growth experienced in 1999. Table 6 reflects the composition of the investment portfolio as of December 31, 1999 and 1998.

         Interest Rate Sensitivity

         The most important element of asset/liability management is the monitoring of the Company's sensitivity to interest rate movements. The income stream of the Company is subject to risk resulting from interest rate fluctuations to the extent there is a difference between the amount of the Company's interest earning assets and the amount of interest bearing liabilities that are prepaid, mature or reprice in specified periods. The Company's goal is to maximize net interest income with acceptable levels of risk to changes in interest rates. Management seeks to meet this goal by influencing the maturity and re-pricing characteristics of the various lending and deposit taking lines of business and by managing discretionary balance sheet asset and liability portfolios.

         One of the ways the Company identifies and manages its interest rate risk is through an analysis of the relationship between interest-earning assets and interest-bearing liabilities to measure the impact that future changes in interest rates will have on net interest income. The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the "GAP." The data in Table 7 reflects re-pricing or expected maturities of various assets and liabilities at December 31, 1999. Interest sensitivity gap analysis presents a position that existed at one particular point in time and assumes that assets and liabilities with similar characteristics will re-price at the same time and to the same degree. As shown in the table, the Company was liability sensitive (excess of liabilities over assets) in the three month to one year horizon. Management has included estimates in the table with respect to certain deposit balances of Cardinal Bank, N.A. that reflect the fact that not all of these deposits re-price on a contractual basis. Deposit balances for Cardinal Bank -Manassas/Prince William, N.A. and Cardinal Bank -Dulles, N.A. have not been adjusted due to the lack of historical data. The result of these adjustments was to reduce the negative gap in the three-month to one-year period to that reflected in the table.

1998 Compared to 1997

         The comparison of operating results between 1998 and 1997 should be read in the context of the start-up nature of the Company. The holding company began operations on November 24, 1997 and its first bank subsidiary began operations on June 8, 1998.

         Consolidated net loss for 1998 was $1,696,345 or $0.64 per diluted share compared to a net loss of $145,178 or $0.12 per diluted share in 1997. Net interest income was $1,216,347 in 1998 compared to $4,317 in 1997. Non-interest income totaled $34,037 in 1998 compared to $0 recorded in 1997. Total non-interest expense increased in 1998 to $2,734,269 from $149,495 in 1997.

         Total assets increased to $57.3 million in 1998 compared to $8.8 million in 1997. The increase was due to the Company's initial public offering which generated net proceeds of $26.0 million, and an increase of $21.9 million in deposit balances. Total loans were $16.3 million at December 31, 1998 compared to zero at December 31, 1997. The remaining sources of funds were invested into government agency securities totaling $13.7 million and fed funds sold which increased $20.1 million to $24.3 million at December 31, 1998.

Year 2000

         The Company successfully completed the transition to the year 2000 with no impact to the Company's financial condition. The Company is not aware of any significant third party relationships which were negatively impacted by the year 2000 transition. The cost of year 2000 readiness was minimal to the Company due to its recent formation and the ability to incorporate year 2000 ready systems and vendors at its inception.

Table 1.

                 Cardinal Financial Corporation and Subsidiaries
                            Rate and Volume Analysis
                             (Dollars in thousands)

                                                                                                                      Variance
     Average Volume        Average Rate                                           Interest           Increase      Attributable to
    1999       1998      1999       1998                                       1999       1998      (Decrease)     Rate     Volume
---------------------- ---------------------                                --------------------- ----------------------------------
                                              Interest Income
                                              Loans:
   $ 11,087   $   529      7.58%     10.01%       Commercial                   $   840   $    53      $   787      $ (270)  $ 1,057
      9,718       287      8.13%      8.01%       Real estate - commercial         790        23          767          12       755
        719        63      9.32%      7.89%       Real estate - construction        67         5           62          10        52
      8,089       768      7.76%      7.42%       Real estate - residential        628        57          571          28       543
      2,340       155      7.17%     10.36%       Home equity lines                168        16          152         (74)      226
      1,724       168      9.75%     13.73%       Consumer                         168        23          145         (69)      214
------------------------------------------------------------------------------------------------------------------------------------
     33,677     1,970      7.90%      8.99%            Total loans               2,661       177        2,484        (363)    2,847

      6,960     5,484      5.83%      5.62%   Investment Securities - AFS          406       308           98          15        83

        504       133      5.74%      5.97%   Other Investments                     29         8           21          (1)       22

          -       764      0.00%      4.17%   Money Market Accounts                  -        32          (32)          -       (32)

     24,804    18,574      4.97%      5.55%   Federal Funds Sold                 1,234     1,031          203        (143)      346

------------------------------------------------------------------------------------------------------------------------------------
   $ 65,945  $ 26,925      6.57%      5.78%   Total interest-earning assets    $ 4,330   $ 1,556      $ 2,774      $ (492)  $ 3,266
====================================================================================================================================

                                              Interest Expense

      2,436       535      2.01%      2.06%       Interest Checking                 49        11           38          (1)       39
      7,168     2,316      3.68%      3.71%       Money Markets                    264        86          178          (2)      180
        239        62      2.93%      3.23%       Statement Savings                  7         2            5          (1)        6
     18,980     4,336      4.67%      5.54%       Certificates of Deposit          887       240          647        (164)      811
------------------------------------------------------------------------------------------------------------------------------------
     28,823     7,249      4.19%      4.68%   Total deposits                     1,207       339          868        (168)    1,036

      1,773         -      5.53%      0.00%   Borrowings                            98         1           97          97         -

------------------------------------------------------------------------------------------------------------------------------------
     30,596     7,249      4.27%      4.69%   Total interest-bearing liabilities 1,305       340          965         (71)    1,036
====================================================================================================================================

     41,151    23,045                         Other Sources
------------------------------------------------------------------------------------------------------------------------------------
     71,747    30,294      1.82%      1.12%   Total Sources of Funds             1,305       340          965         (71)    1,036
------------------------------------------------------------------------------------------------------------------------------------

   $ 35,349  $ 19,676      4.75%      4.66%   Net Interest Margin              $ 3,025   $ 1,216      $ 1,809      $ (421)  $ 2,230
====================================================================================================================================

No tax equivalent adjustment made to the above table.

Table 2.

                     Cardinal Financial Corporation and Subsidiaries
                            Allowance for Loan Losses
                             (Dollars in thousands)

                                                       1999                    1998
                                                 -----------------       ------------------
Beginning balance                                   $         212           $            -

Provision for loan losses                                     514                      212

Loans charged off:
            Commercial                                          -                        -
            Real estate - commercial                            -                        -
            Real estate - construction                          -                        -
            Real estate - residential                           -                        -
            Home equity lines                                   -                        -
            Consumer                                            -                        -
-------------------------------------------------------------------------------------------
            Total loans charged off                             -                        -

Recoveries:
            Commercial                                          -                        -
            Real estate - commercial                            -                        -
            Real estate - construction                          -                        -
            Real estate - residential                           -                        -
            Home equity lines                                   -                        -
            Consumer                                            -                        -
-------------------------------------------------------------------------------------------
            Total recoveries                                    -                        -

Net charge-offs                                                 -                        -

Balance, December 31                                $         726           $          212
===========================================================================================


Loans:
            Balance at year end                     $      68,147           $       16,343
            Allowance for loan losses to
            Year-end loans                                  1.07%                    1.30%

            Less: Business Manager                  $       1,522           $            -
            Less: Purchased Loans                           7,687                        -
                                                 -----------------       ------------------
            Adjusted Loan Balance                   $      58,938           $       16,343

            Allowance for loan losses to
            Year-end adjusted loans                         1.23%                    1.30%

Table 3.

                 Cardinal Financial Corporation and Subsidiaries
                               Non-interest Income
                 For the years ended December 31, 1999 and 1998

                                                    1999             1998
                                               --------------    -------------
Service charges on deposit accounts                 $ 41,612          $ 3,388
Loan service charges                                 226,211           16,145
Investment fee income                              1,017,924                -
Gain on sale of investment securities                  4,207            8,760
Other income                                          30,531            5,744
                                               --------------    -------------
                                                 $ 1,320,485         $ 34,037
                                               ==============    =============

Table 4.

                 Cardinal Financial Corporation and Subsidiaries
                                      Loans
                             (Dollars in thousands)


                                         December 31,           December 31,
                                            1999                   1998
                                   ----------------------  ---------------------


Commercial                          $ 22,558      33.10%    $  5,138     31.43%
Real estate - commercial              19,780      29.03%       3,507     21.46%
Real estate - construction               870       1.28%         760      4.65%
Real estate - residential             11,851      17.39%       5,529     33.83%
Home equity lines                      3,777       5.54%       1,040      6.37%
Consumer                               9,311      13.66%         369      2.26%
                                   ----------------------  ---------------------

Gross loans                         $ 68,147     100.00%    $ 16,343    100.00%

Less: unearned income, net                20         -           (16)       -
Less: allowance for loan loss           (726)        -          (212)       -
                                   ----------------------  ---------------------

Total loans, net                    $ 67,441         -      $ 16,115        -
                                   ======================  =====================

Table 5.

                    Cardinal Financial Corporation and Subsidiaries
                   Allocation of the Allowance for Loan Losses
                             (Dollars in thousands)

                                           December 31,                  December 31,
                                               1999                          1998
                                       --------------------          --------------------

Commercial                                 $ 241    33.20%                $ 59    27.83%
Real estate - commercial                     211    29.06%                  40    18.87%
Real estate - construction                     9     1.24%                   9     4.25%
Real estate - residential                    126    17.36%                  64    30.19%
Home equity lines                             40     5.51%                  12     5.66%
Consumer                                      24     3.31%                   4     1.89%
Unallocated                                   75    10.32%                  24    11.31%
                                       --------------------          --------------------

Total allowance for loan losses            $ 726   100.00%               $ 212   100.00%
                                       ====================          ====================

Table 6.

                 Cardinal Financial Corporation and Subsidiaries
                   Investment Securities - Available-for-Sale
                        As of December 31, 1999 and 1998
                             (Dollars in thousands)

                                                                             Amortized       Fair       Unrealized      Average
As of December 31, 1999                                       Par Value        Cost          Value      Gain/(Loss)      Yield
                                                           ----------------------------------------------------------------------
U.S. Government Agencies and Enterprises
     Within one year                                         $     2,000         2,000         1,948           (52)        5.99%
     One to five years                                             1,000         1,000           979           (21)        5.74%
     After ten years                                                 500           499           445           (54)        6.26%
---------------------------------------------------------------------------------------------------------------------------------
           Total U.S. Government Agencies                    $     3,500         3,499         3,372          (127)        5.95%
---------------------------------------------------------------------------------------------------------------------------------

Mortgage-Backed Securities
     Within one year                                                 305           305           304            (1)        5.63%
     One to five years                                               367           368           368             -         5.92%
     Five to ten years                                               803           806           763           (43)        5.93%
---------------------------------------------------------------------------------------------------------------------------------
           Total Mortgage-Backed Securities                  $     1,475         1,479         1,435           (44)        5.87%
---------------------------------------------------------------------------------------------------------------------------------

           Total Investment Securities Available-for-Sale    $     4,975         4,978         4,807          (171)        5.93%


                                                                             Amortized       Fair       Unrealized      Average
As of December 31, 1998                                       Par Value        Cost          Value      Gain/(Loss)      Yield
                                                           ----------------------------------------------------------------------
U.S. Government Agencies and Enterprises
     Within one year                                         $       300           300           300             -         5.28%
     One to five years                                             9,000         9,002         9,005             3         5.79%
     Five to ten years                                               500           501           502             1         5.79%
     After ten years                                                 500           499           499             -         6.26%
---------------------------------------------------------------------------------------------------------------------------------
           Total U.S Government Agencies                     $    10,300        10,302        10,306             4         5.78%
---------------------------------------------------------------------------------------------------------------------------------

Mortgage-Backed Securities
     Within one year                                                 -             -             -               -             -
     One to five years                                               437           441           440            (1)        5.43%
     Five to ten years                                               460           460           460             -         5.27%
     After ten years                                               2,278         2,271         2,271             -         5.87%
---------------------------------------------------------------------------------------------------------------------------------
           Total Mortgage-Backed Securities                  $     3,175         3,172         3,171            (1)        5.52%
---------------------------------------------------------------------------------------------------------------------------------

           Total Investment Securities Available-for-Sale    $    13,475        13,474        13,477             3         5.65%

Table 7.

                 Cardinal Financial Corporation and Subsidiaries
                     Interest Rate Sensitivity Gap Analysis
                             As of December 31, 1999
                             (Dollars in thousands)

                                                 --------------------------------------------------------------------------------
                                                      1-90         91-180       181-365         1-5         Over 5
                                                      Days          Days          Days         Years        Years         TOTAL
---------------------------------------------------------------------------------------------------------------------------------
                     ASSETS
---------------------------------------------------------------------------------------------------------------------------------
Investment securities
U.S. Government agency securities                     1,462           486             -          980           445       $ 3,373
Mortgage-backed securities                               89           215             -          367           763         1,434
---------------------------------------------------------------------------------------------------------------------------------
Total investment securities                           1,551           701             -        1,347         1,208         4,807
---------------------------------------------------------------------------------------------------------------------------------
Federal funds sold                                   13,025                                                               13,025
---------------------------------------------------------------------------------------------------------------------------------
Loans
Commercial -fixed                                       541         1,109         1,133        3,542           237         6,562
Commercial - variable                                11,677           398           295        3,418           208        15,996
Real estate - commercial fixed                            5             3             7          309           175           499
Real estate - commercial variable                       161           131           270       16,096         2,623        19,281
Real estate - construction fixed                          -             -             -            -             -             -
Real estate - construction variable                     870             -             -            -             -           870
Real estate - residential fixed                          10            12            23        1,482            61         1,588
Real estate - residential variable                      280            39            81        9,025           838        10,263
Home equity lines                                     3,691            86             -            -             -         3,777
Consumer - fixed                                        207            52           104          676         7,693         8,732
Consumer - variable                                     442             3             6          128             -           579
---------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net of fees                        17,884         1,833         1,919       34,676        11,835        68,147
---------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                                 32,460         2,534         1,919       36,023        13,043      $ 85,979
---------------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Assets                     32,460        34,994        36,913       72,936        85,979
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
---------------------------------------------------------------------------------------------------------------------------------
Deposits
Demand deposits                                       9,971           337           337          337         1,348      $ 12,330
Interest checking                                     2,607           770           257          257             -         3,891
Statement savings                                       317            43            43           76             -           479
Money market accounts                                 7,660         2,016           672          672             -        11,020
Certificates of deposit - fixed                         558         3,860         5,560        5,404           539        15,921
Certificates of deposit - no penalty                  4,141         1,895         1,793        8,403             -        16,232
---------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                       25,254         8,921         8,662       15,149         1,887        59,873
---------------------------------------------------------------------------------------------------------------------------------
Borrowings - short term                                   -         4,000         2,000            -             -         6,000
---------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities                   25,254        12,921        10,662       15,149         1,887      $ 65,873
---------------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Liabilities                25,254        38,175        48,837       63,986        65,873
---------------------------------------------------------------------------------------------------------------------------------

Gap                                                   7,206       (10,387)       (8,743)      20,874        11,156
Cumulative Gap                                        7,206        (3,181)      (11,924)       8,950        20,106
Gap/ Total Assets                                     7.43%       -10.70%        -9.01%       21.51%        11.50%
Cumulative Gap/ Total Assets                          7.43%        -3.28%       -12.29%        9.22%        20.72%
Rate Sensitive Assets/ Rate Sensitive Liabilities      1.29          0.20          0.18         2.38          6.91
Cumulative Rate Sensitive Assets/
         Cumulative Rate Sensitive Liabilities         1.29          0.92          0.76         1.14          1.31


Item 7.      Financial Statements

         The following financial statements are filed as a part of this report following Item 13 below:

         Independent Auditors' Report

         Financial Statements

                  Consolidated Balance Sheets, December 31, 1999 and 1998

                  Consolidated Statements of Operations, Years Ended December 31, 1999 and 1998

                  Consolidated Statements of Comprehensive Income (Loss), Years Ended December 31, 1999 and 1998

                  Consolidated Statements of Changes in Shareholders' Equity, Years Ended December 31, 1999 and 1998

                  Consolidated Statements of Cash Flows, Years Ended December 31, 1999 and 1998

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Information set forth under the headings "Election of Directors," "Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's 1999 fiscal year (the "2000 Proxy Statement"), is hereby incorporated by reference.


Item 10.     Executive Compensation

         Information as set forth under the headings "Executive Compensation - Summary of Cash and Certain Other Compensation," "- Stock Option Grants," "- Option Exercises and Holdings," "- Directors' Fees," and "- Employment Agreements" in the 2000 Proxy Statement is hereby incorporated by reference.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

         Information set forth under the headings "Securities Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 2000 Proxy Statement is hereby incorporated by reference.


Item 12.     Certain Relationships and Related Transactions

         Information set forth under the heading "Transactions With Management" in the 2000 Proxy Statement is hereby incorporated by reference.


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

             10.2 Employment Agreement, dated as of October 13, 1998, between Cardinal Financial Corporation and Thomas C. Kane, attached as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 Form 10-KSB"), incorporated herein by reference.

             10.3 Employment Agreement, dated as of December 17, 1998, between Cardinal Financial Corporation and Edgar M. Andrews, III, attached as Exhibit 10.3 to the 1998 Form 10-KSB, incorporated herein by reference.

             10.4 Employment Agreement, dated as of December 17, 1998, between Cardinal Financial Corporation and Christopher W. Bergstrom, attached as Exhibit 10.4 to the 1998 Form 10-KSB, incorporated herein by reference.

             10.5 Employment Agreement, dated as of February 17, 1999, between Cardinal Financial Corporation and Joseph L. Borrelli, attached as Exhibit 10.5 to the 1998 Form 10-KSB, incorporated herein by reference.

             10.6 Employment Agreement, dated as of February 12, 1999, between Cardinal Financial Corporation and F. Kevin Reynolds,
                    attached as Exhibit 10.6 to the 1998 Form 10-KSB, incorporated herein by reference.

             10.7 Employment Agreement, dated as of August 31, 1998, between Cardinal Financial Corporation and Greg D. Wheeless, attached as Exhibit 10.7 to the 1998 Form 10-KSB, incorporated herein by reference.

             21     Subsidiaries of the Registrant.

             27     Financial Data Schedule (filed electronically only).

             (b)    Reports on Form 8-K.

                         No reports on Form 8-K were filed by the Company during
                    the last quarter of the period covered by this report.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors and Shareholders
Cardinal Financial Corporation and subsidiaries:


We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ KPMG LLP


McLean, Virginia
January 20, 2000

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Condition

                           December 31, 1999 and 1998

                                 (In thousands)

                                    Assets                                              1999                1998
                                                                                  -----------------   -----------------
Cash & due from banks                                                           $         6,018     $         1,073
Federal funds sold                                                                       13,025              24,277
                                                                                  -----------------   -----------------
                   Total cash and cash equivalents                                       19,043              25,350

Investment securities available-for-sale (Note 3)                                         4,807              13,477
Other investments (Note 3)                                                                1,015                 220
Loans receivable, net of fees (Note 4)                                                   68,167              16,327
Allowance for loan losses (Note 4)                                                         (726)               (212)
                                                                                  -----------------   -----------------
                                                                                         67,441              16,115
Premises and equipment, net (Note 5)                                                      4,203               1,829
Accrued interest and other assets                                                           524                 304
                                                                                  -----------------   -----------------
                   Total assets                                                 $        97,033     $        57,295
                                                                                  =================   =================
                     Liabilities and Shareholders' Equity
Deposits (Note 6)                                                               $        59,873     $        21,867
Borrowings (Note 7)                                                                       6,000                 --
Accrued interest and other liabilities                                                      415                 700
                                                                                  -----------------   -----------------
                   Total liabilities                                                     66,288              22,567
Common stock, $1 par value, 50,000,000 shares authorized,
    shares outstanding 4,242,634 in 1999 and 4,239,509 in 1998                            4,243               4,240
Additional paid in capital                                                               32,496              32,327
Accumulated deficit                                                                      (5,881)             (1,842)
Accumulated other comprehensive income (loss)                                              (113)                  3
                                                                                  -----------------   -----------------
                   Total shareholders' equity                                            30,745              34,728
                                                                                  -----------------   -----------------
                   Total liabilities and shareholders' equity                   $        97,033     $        57,295
                                                                                  =================   =================
See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1999 and 1998

                                                                                        1999                1998
                                                                                  -----------------   -----------------
Interest income:
    Loans receivable                                                             $    2,660,851      $      178,697
    Federal funds sold                                                                1,234,273           1,061,815
    Investment securities                                                               405,604             308,131
    Other investments                                                                    28,902               7,928
                                                                                  -----------------   -----------------
                   Total interest income                                              4,329,630           1,556,571
Interest expense:
    Deposits (Note 6)                                                                 1,206,882             338,608
    Borrowings                                                                           98,036               1,616
                                                                                  -----------------   -----------------
                   Total interest expense                                             1,304,918             340,224
                                                                                  -----------------   -----------------
                   Net interest income                                                3,024,712           1,216,347
Provision for loan losses (Note 4)                                                      513,847             212,460
                                                                                  -----------------   -----------------
                   Net interest income after provision for loan losses                2,510,865           1,003,887
Non-interest income:
    Service charges on deposit accounts                                                  41,612               3,388
    Loan service charges                                                                226,211              16,145
    Investment fee income                                                             1,017,924                 --
    Gains from sale of securities                                                         4,207               8,760
    Other income                                                                         30,531               5,744
                                                                                  -----------------   -----------------
                   Total non-interest income                                          1,320,485              34,037
Non-interest expense:
    Salary and benefits                                                               4,277,231           1,401,117
    Occupancy                                                                           811,578             151,583
    Professional fees                                                                   494,472             463,497
    Depreciation                                                                        356,435             106,653
    Other operating expenses (Note 17)                                                1,930,353             611,419
                                                                                  -----------------   -----------------
                   Total non-interest expense                                         7,870,069           2,734,269
                                                                                  -----------------   -----------------
                   Net loss before income taxes                                      (4,038,719)         (1,696,345)
Provision for income taxes (Note 8)                                                          --                  --
                                                                                  -----------------   -----------------
                   Net loss                                                      $   (4,038,719)     $   (1,696,345)
                                                                                  =================   =================
Basic and diluted loss per share                                                 $        (0.95)     $        (0.64)
                                                                                  =================   =================
Weighted-average shares outstanding                                                   4,240,819           2,646,036
                                                                                  =================   =================
See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

             Consolidated Statements of Comprehensive Income (Loss)

                     Years ended December 31, 1999 and 1998

                                                                                        1999                1998
                                                                                  -----------------   -----------------
Net loss                                                                         $      (4,038,719)  $      (1,696,345)
Other comprehensive income (loss):
    Unrealized holding gain (loss) on available-for-sale
       investment securities, net of tax                                                  (115,491)              2,605
                                                                                  -----------------   -----------------
                   Comprehensive loss                                            $      (4,154,210)  $      (1,693,740)
                                                                                  =================   =================

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                     Years ended December 31, 1999 and 1998
                      (In thousands, except per share data)

                                                                                               Accumulated
                                                                      Additional                  Other      Uncollected
                                                            Common      Paid-in   Accumulated Comprehensive  Subscription
                                                  Shares    Stock       Capital     Deficit   Income (Loss)   Receivable    Total
                                                --------- ---------- ------------ ----------- -------------- ------------ ---------
Balance, December 31, 1997                         1,175  $    1,175   $    7,621  $    (145)   $      --     $    (100)  $  8,551
Issuance of 235 shares of common stock
    at $7.50 per share, net of costs                 235         235        1,525        --            --           --       1,760
Issuance of 2,830 shares of common stock
    at $10.00 per share, net of costs              2,830       2,830       23,181        --            --           --      26,011
Payment of subscription receivable                   --          --           --         --            --           100        100
Change in unrealized holding gain (loss) on
    investment securities available-for-sale         --          --           --         --              3          --           3
Net loss                                             --          --           --      (1,697)          --           --      (1,697)
                                                --------- ---------- ------------ ----------- -------------- ------------ ---------
Balance, December 31, 1998                         4,240       4,240       32,327     (1,842)            3          --      34,728

Issuance of stock awards                               3           3           19        --            --           --          22
Reversal of accrued cost related to public
    offering                                         --          --           138        --            --           --         138
Accrual of stock award                               --          --            12        --            --           --          12
Change in unrealized holding gain (loss) on
    investment securities available-for-sale,
    net of tax                                       --          --           --         --           (116)         --        (116)
Net loss                                             --          --           --      (4,039)          --           --      (4,039)
                                                --------- ---------- ------------ ----------- -------------- ------------ ---------
Balance, December 31, 1999                         4,243  $    4,243   $   32,496  $  (5,881)   $     (113)   $     --    $ 30,745
                                                ========= ========== ============ =========== ============== ============ =========


See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1999 and 1998

                                 (In thousands)

                                                                                         1999                1998
                                                                                   -----------------   -----------------
Cash flows from operating activities:
    Net loss                                                                      $          (4,039)  $          (1,697)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                                          356                 107
          Amortization of premium                                                                13                  --
          Provision for loan losses                                                             514                 212
          Gain on sale of securities                                                             (4)                 (9)
          Increase in accrued interest and other assets                                        (220)               (301)
          Increase (decrease) in accrued interest and other liabilities                        (227)                640
          Non-cash charges for issuance of stock award                                           22                  --
          Compensation related to stock awards                                                   12                  --
                                                                                   -----------------   -----------------
                   Net cash used in operating activities                                     (3,573)             (1,048)
                                                                                   -----------------   -----------------
Cash flows from investing activities:
    Purchase of premises and equipment                                                       (2,730)             (1,936)
    Proceeds from sale of securities                                                          7,722               3,460
    Purchase of securities                                                                     (850)            (17,379)
    Redemptions of available-for-sale                                                           820                 234
    Net increase in loan portfolio                                                          (51,840)            (16,327)
                                                                                   -----------------   -----------------
                   Net cash used in investing activities                                    (46,878)            (31,948)
                                                                                   -----------------   -----------------
Cash flows from financing activities:
    Net increase in deposits                                                                 38,006              21,867
    Proceeds from stock issuance, net                                                            --              27,871
    Decrease in subscription receivables                                                         --               4,510
    Proceeds (repayment)  of short-term borrowings                                            6,000                (185)
    Reversal of accrued costs related to public offering                                        138                  --
                                                                                   -----------------   -----------------
               Net cash provided by financing activities                                     44,144              54,063
                                                                                   -----------------   -----------------
Net increase (decrease) in cash and cash equivalents                                         (6,307)             21,067
Cash and cash equivalents at beginning of period                                             25,350               4,283
                                                                                   -----------------   -----------------
Cash and cash equivalents at end of period                                        $          19,043   $          25,350
                                                                                   =================   =================
Supplemental disclosure of cash flow information
    Cash paid during period for interest:                                         $           1,259   $             341
                                                                                   =================   =================

See accompanying notes to consolidated financial statements.

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(1)    Organization

       Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly-owned subsidiaries. In addition to Cardinal Bank, N.A. which began operations in 1998, the Company opened the following three subsidiaries in 1999, Cardinal Wealth Services, Inc. an investment subsidiary (as of February 1, 1999), Cardinal Bank - Manassas/Prince William, N.A. (as of July 26,
       1999), and Cardinal Bank - Dulles, N.A. (as of August 2, 1999).


(2)    Summary of Significant Accounting Policies

       (a)    Use of Estimates

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

       (b)    Principles of Consolidation

              The consolidated  financial statements include the accounts of the
              Company  and  its  subsidiaries.   All  significant   intercompany
              transactions and balances have been eliminated in consolidation.

       (c)    Cash and Cash Equivalents

              For the purpose of presentation in the consolidated statements of cash flows, the Company has defined cash and cash equivalents as those amounts included in cash, due from banks, and Federal funds sold.

       (d)    Investment Securities

              The Company classifies its debt and marketable equity securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities not classified as trading or held-to-maturity are classified as available-for-sale.

              Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported in other comprehensive income (loss).

              Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are deemed other than temporary are charged to earnings as realized losses, resulting in the establishment of a new cost basis for the security.

              Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Prepayment of the mortgages securing the collateralized mortgage obligations may affect the maturity date and yield to maturity. The Company uses actual principal prepayment experience and estimates of future principal prepayments in calculating the yield necessary to apply the effective interest method.

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


       (e)    Loans Receivable

              Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, and net of the allowance for loan losses and any deferred fees or costs on originated loans.

              Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

              Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of principal and interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past-due less than 90 days, and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible.

              The Company determines and recognizes impairment of certain loans when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. An impaired loan is measured at the present value of its expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. As of December 31, 1999 and 1998, the Company had no impaired loans.

              The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Management believes that the current allowance for loan losses is adequate to absorb losses that are inherent in the current loan portfolio.

       (f)    Premises and Equipment

              Land is carried at cost. Premises, furniture, equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation of premises, furniture and equipment is computed using the straight-line method over their estimated useful lives from 3 to 10 years. Amortization of leasehold improvements is computed using the straight-line method over the useful lives of the improvements or the lease term, whichever is shorter.

       (g)    Investment Fee Income

              Investment fee income represents commissions paid by customers of Cardinal Wealth Services, Inc. for investment transactions. Fees are recognized into income when received.

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


       (h)    Income Taxes

              Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

       (i)    Net Income Per Share

              Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Common stock equivalents outstanding at December 31, 1999 and 1998 were antidilutive and consequently not included in the EPS calculation.

       (j)    Stock Option Plan

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant.

       (k)    New Accounting Standards

              In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. Statement No. 133 established accounting and reporting standards for derivative instruments and hedging activities and requires that the Company recognize all derivatives as assets or liabilities on the balance sheet at fair market value. In June 1999, the FASB issued Statement No. 137, which deferred the implementation of Statement No. 133 to fiscal years beginning after June 15, 2000. As of December 31, 1999 and 1998, the Company had no derivative instruments or hedging activities and therefore does not expect Statement No. 133 to have any material impact on the Company's financial position or results of operations.

       (l)    Reclassifications

              Certain amounts for 1998 have been reclassified to conform to the presentation for 1999.

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(3)    Investment Securities and Other Investments

       The fair value and amortized cost of available-for-sale securities as of December 31, 1999 and 1998 are shown below.

                                                                           1999
                                                           -------------------------------------
                                                                 Fair             Amortized
       (In thousands)                                            value               cost
                                                           -----------------   -----------------
       Obligations of U.S. government-sponsored
           agencies and enterprises                       $        3,373      $        3,499
       Mortgage - backed securities                                1,434               1,479
                                                           -----------------   -----------------
                          Total                           $        4,807      $        4,978
                                                           =================   =================

                                                                           1998
                                                           -------------------------------------
                                                                 Fair             Amortized
       (In thousands)                                            value               cost
                                                           -----------------   -----------------
       Obligations of U.S. government-sponsored
           agencies and enterprises                       $       10,306      $       10,302
       Mortgage - backed securities                                3,171               3,172
                                                           -----------------   -----------------
                          Total                           $       13,477      $       13,474
                                                           =================   =================

       The fair value and amortized cost of available-for-sale securities by contractual maturity at December 31, 1999 is shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                           1999
                                                           -------------------------------------
                                                                 Fair             Amortized
       (In thousands)                                           value                cost
                                                           -----------------   -----------------
       Maturing within 1 year                             $        2,252      $        2,305
       After 1 year but within 5 years                             1,347               1,368
       After 5 years but within 10 years                             763                 806
       After 10 years                                                445                 499
       Marketable equity securities
                                                           -----------------   -----------------
                          Total                           $        4,807      $        4,978
                                                           =================   =================

       Gross realized gains and gross realized losses on sales of available-for-sale securities were $13,532 and $9,325, respectively, in 1999 and $12,996 and $4,236, respectively, in 1998. Gross unrealized holding losses in the available-for-sale securities at December 31, 1999 and 1998 were $171,348 and $13,348, respectively, while gross unrealized holding gains were $309 and $15,953, respectively.

       Other investments include $585 thousand of Federal Reserve Bank stock, $346 thousand of Federal Home Loan Bank stock, $63 thousand of Community Bankers' Bank stock and $21 thousand in other investments. As members of the Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta, the Company's banking subsidiaries are required to hold stock in these entities. Stock

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


       membership in Community Bankers' Bank allows the Company to participate in loan purchases or sales including participations. These stocks are carried at cost since no active trading markets exist.

       Securities available-for-sale that were pledged to secure short-term borrowings had fair values of $2,834,867 at December 31, 1999. There were no pledged investment securities as of December 31, 1998.


(4)    Loans Receivable

       The loan portfolio at December 31, 1999 and 1998 consists of the following:

       (In thousands)                                                                   1999                1998
                                                                                 -----------------  ------------------
       Commercial                                                                $       22,558     $         5,138
       Real estate - commercial                                                          19,780               3,507
       Real estate - construction                                                           870                 760
       Real estate - residential                                                         11,851               5,529
       Home equity lines                                                                  3,777               1,040
       Consumer                                                                           9,311                 369
                                                                                  -----------------  ------------------
                                                                                         68,147              16,343
       Net deferred loan fees, premiums and discounts                                        20                 (16)
                                                                                  -----------------  ------------------
                          Loans receivable, net of fees                                  68,167              16,327
       Allowance for loan losses                                                           (726)               (212)
                                                                                  -----------------  ------------------
                          Loans receivable, net of fees and allowance            $       67,441      $       16,115
                                                                                  =================  ==================

       Most of the Company's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. The concentrations of credit by type of loan are set forth above. Cardinal Bank, N.A., Cardinal Bank-Manassas/Prince William, N.A. and Cardinal Bank-Dulles, N.A., as a matter of regulatory restriction, do not extend credit, net of participated amounts, to any single borrower or group of related borrowers in excess of $855,000, $1,004,000, and $975,000, respectively.

       An analysis of the change in the allowance for loan losses follows:

       (In thousands)                                                             1999               1998
                                                                            ----------------   ----------------
       Balance, beginning of year                                          $          212     $          --
       Provision for loan losses                                                      514                212
       Loans charged off                                                              --                 --
       Recoveries                                                                     --                 --
                                                                            ----------------   ----------------
       Balance, end of year                                                $          726     $          212
                                                                            ================   ================

       There were no impaired or nonaccrual loans at December 31, 1999 and 1998, or during the years then ended.

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(5)    Premises and Equipment

       Components of premises and equipment included in the consolidated statements of condition at December 31, 1999 and 1998 were as follows:

                                                                                       1999               1998

                                                                                 -----------------  ------------------
       Land                                                                     $          197     $            20
       Building                                                                            789                 --
       Furniture and equipment                                                           2,413               1,334
       Leasehold improvements                                                            1,267                 582
                                                                                 -----------------  ------------------
                          Total cost                                                     4,666               1,936
       Less accumulated depreciation and amortization                                      463                 107
                                                                                 -----------------  ------------------
                          Premises and equipment, net                           $        4,203     $         1,829
                                                                                 =================  ==================

       The Company has entered into leases for office space over various terms beginning January 1998. The leases are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

       Minimum future rental payments under the noncancelable operating leases, as of December 31, 1999 for each of the next five years and in the aggregate, are as follows:

       Year ending December 31,                                    Amount
                                                              -----------------
       2000                                                  $      720,177
       2001                                                         741,075
       2002                                                         762,288
       2003                                                         784,139
       2004                                                         489,774
       Thereafter                                                 2,997,433
                                                              -----------------
                                                             $    6,494,886
                                                              =================

       The total rent expense was $742,179 and $71,687 in 1999 and 1998, respectively.

(6)    Deposits

       Deposits consist of the following at December 31, 1999 and 1998:

       (In thousands)                                                                    1999                1998
                                                                                   -----------------   -----------------
       Demand deposits                                                            $          12,330   $        5,044
       Interest checking                                                                      3,891            1,746
       Money market and statement savings                                                    11,499            3,471
       Certificates of deposit                                                               32,153           11,606
                                                                                   -----------------   -----------------
                                                                                  $          59,873   $       21,867
                                                                                   =================   =================

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


       Interest expense by deposit categories is as follows:

                                                              1999                1998
                                                        -----------------   -----------------
       Interest checking                               $          48,527   $          11,088
       Money market and statement savings                        271,140              87,832
       Certificates of deposit                                   887,215             239,688
                                                        -----------------   -----------------
                                                       $       1,206,882   $         338,608
                                                        =================   =================

       The aggregate amount of time deposits,  each with a minimum  denomination
       of  $100,000  was   $22,290,439   and   $1,056,580   in  1999  and  1998,
       respectively.

       At December 31, 1999, the scheduled maturities of CDs are as follows:

       (In thousands)
       2000                                            $       11,906
       2001                                                    17,195
       2002                                                     1,851
       2003                                                       299
       2004 and thereafter                                        902
                                                        -----------------
                                                       $       32,153
                                                        =================

(7)    Borrowings

       The Company has obtained advances from the Federal Home Loan Bank of Atlanta in the amount of $6.0 million in 1999. The Company had no advances in 1998. As of December 31, 1999, the Company had the following advances outstanding:

                                                                                                           Amount
            Advance Date           Interest Rate            Term of Advance            Date Due         Outstanding
       -----------------------  ---------------------   -------------------------   ---------------   -----------------
             12/09/99                          6.15%            6 months               06/09/00      $       3,000,000
             12/21/99                          6.35%            6 months               06/21/00              1,000,000
             12/23/99                          6.53%           12 months               12/26/00              2,000,000
                                                                                                      -----------------
                                                                                                     $       6,000,000
                                                                                                      =================

       Total interest expense for the year ended December 31, 1999 was $97,775.

(8)    Income Taxes

       The Company and its subsidiaries file consolidated tax returns on a calendar-year basis. The Company had no provision for current and deferred income taxes for the years ended December 31, 1999 and 1998, respectively.

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


       The provision for income taxes is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes and is as follows:

                                                                                         1999                1998
                                                                                   -----------------   -----------------
       Income tax (benefit) at federal corporate rate                             $   (1,373,165)     $     (576,757)
       Nondeductible expenses                                                             18,363               1,870
       Change in valuation allowance                                                   1,354,802             574,887
                                                                                   -----------------   -----------------
                                                                                  $           --      $            --
                                                                                   =================   =================

       The tax benefits of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

                                                                                         1999                1998
                                                                                   -----------------   -----------------
       Deferred tax assets:
           Bad debts                                                              $      223,126      $       64,465
           Organization and other costs                                                   71,438              18,730
           Net operating loss carryforwards                                            1,765,588             538,901
           Unrealized (gains) losses on investments available-for-sale                    58,153                (886)
           Other                                                                           6,890                 567
                                                                                   -----------------   -----------------
                          Total gross deferred assets                                  2,125,195             621,777
       Less valuation allowance                                                       (2,026,756)           (612,915)
                                                                                   -----------------   -----------------
                          Net deferred tax assets                                         98,439               8,862
                                                                                   -----------------   -----------------
       Deferred tax liabilities:
           Prepaid expenses                                                               (6,960)             (8,862)
           Depreciation                                                                  (91,479)                --
                                                                                   -----------------   -----------------
                          Total gross deferred tax liabilities                    $          --       $          --
                                                                                   =================   =================


       Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as depreciation and amortization are recognized in different periods for financial reporting and tax return purposes. A valuation allowance in the amount of $2,026,756 at December 31, 1999 and $612,915 at December 31, 1998 has been established for deferred tax assets as realization is dependent upon generating future taxable income.

       The Company has net operating loss carryforwards of approximately $5,192,906 at December 31, 1999 which are available to offset future taxable income. There are no annual limitations on utilization of the net operating loss carryforwards.


(9)    Regulatory Matters

       The Company's banking subsidiaries ("the Banks"), as national banks, are subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Banks may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 1999, there were no earnings against which dividends could be paid.

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


       The Banks are required to maintain a minimum average reserve balance with the Federal Reserve Bank. The average amount of the required reserve was $150,000 for 1999. As members of the Federal Reserve Bank system, the Banks are required to subscribe to shares of $100 par value Federal Reserve Bank stock equal to 6 percent of the Bank's capital and surplus. The Banks are required to pay for one-half of the subscription. The remaining amount is subject to call when deemed necessary by the Board of Governors of the Federal Reserve.

       The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the regulators to stratify institutions into five quality tiers based upon their relative capital strengths and to increase progressively the degree of regulation over the weaker institutions, limits the pass through deposit insurance treatment of certain types of accounts, adopts a "truth in savings" program, calls for the adoption of risk-based premiums on deposit insurance and requires the Banks to observe insider credit underwriting products no less strict than those applied to comparable noninsider transactions.

       At December 31, 1999, the Company and its subsidiary banks met all regulatory capital requirements. The key measures of capital are: (1) total capital (Tier I capital plus the allowance for loan losses up to certain limitations) as a percent of total risk-weighted assets, (2) Tier I capital (as defined) as a percent of total risk-weighted assets (as defined), and (3) Tier I capital (as defined) as a percent of total assets (as defined).

       As of December 31, 1999                                                                            To Be Well
       (in thousands)                                                                                  Capitalized Under
                                                                              For Capital              Prompt Corrective
                                                        Actual             Adequacy Purposes           Action Provisions
                                                 ----------------------  -----------------------   -----------------------
                                                  Amount      Ratio        Amount       Ratio       Amount       Ratio
                                                 ---------- -----------  -----------  ----------   ----------  -----------
       Total capital to risk weighted assets    $  31,585     38.75%     $   6,521  >=   8.00%    $   8,151  >=   10.00%
       Tier I capital to risk weighted assets      30,858     37.86%         3,261  >=   4.00%        4,891  >=    6.00%
       Tier I capital to average assets            30,858     32.55%         3,881  >=   4.00%        4,852  >=    5.00%

       As of December 31, 1998                                                                            To Be Well
       (in thousands)                                                                                  Capitalized Under
                                                                              For Capital              Prompt Corrective
                                                        Actual             Adequacy Purposes           Action Provisions
                                                 ----------------------  -----------------------   -----------------------
                                                  Amount      Ratio        Amount       Ratio       Amount       Ratio
                                                 ---------- -----------  -----------  ----------   ----------  -----------
       Total capital to risk weighted assets    $  34,938      147.80%   $   1,892  >=   8.00%    $   2,365  >=   10.00%
       Tier I capital to risk weighted assets      34,725      146.90%         946  >=   4.00%        1,419  >=    6.00%
       Tier I capital to average assets            34,725       60.20%       2,292  >=   4.00%        2,865  >=    5.00%


(10)   Related-Party Transactions

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

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


       Analysis of activity for loans to related parties is as follows:

       (In thousands)                                                                   1999                1998
                                                                                  -----------------   -----------------
       Balance, beginning of year                                               $           996      $          --
       New loans                                                                          2,336                 999
       Loans paid off or paid down                                                         (456)                 (3)
                                                                                  -----------------   -----------------
       Balance, end of year                                                     $         2,876      $          996
                                                                                  =================   =================

(11)   Earnings Per Share

       The following discloses the calculation of basic and diluted earnings per share. Because the Company has net losses due to the start-up nature of the organization, stock options issued have an anti-dilutive effect on the earnings per share calculation.

                                                                                        1999                1998
                                                                                  -----------------   -----------------
       Net loss                                                                  $      (4,038,719)  $      (1,696,345)
       Weighted average shares for basic and diluted                                     4,240,819           2,646,036
       Basic earnings (loss) per share                                           $           (0.95)  $           (0.64)
       Diluted earnings (loss) per share                                         $           (0.95)  $           (0.64)


(12)   Employee Benefit Plan

       The Company established a 401(k) plan in January 1998 for all eligible employees. The Company began to match a portion of employee contributions beginning January 1, 1999. The Company's match was $60,513 in 1999.

(13)   Director and Employee Stock Compensation Plan

       In 1998, the Company adopted a stock option plan (the "Plan") pursuant to which the Company may grant stock options to members of its holding company and subsidiaries' Board of Directors. The Company has granted options to purchase up to 178,151 shares of common stock as of December 31, 1999.

       The Company also granted stock awards to an employee. The stock awards vest ratably over a three year period and are contingent upon continued employment of the individual and other factors as set forth in the agreement. As of December 31, 1999, the Company recognized $12,000 in compensation expense related to the stock awards.

       Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Director stock options have 10-year terms and vest and become fully exercisable immediately. Employee stock options have 10-year terms and vest and become fully exercisable after three years.

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


       Stock option activity during the periods indicated is as follows:

                                                                               Weighted
                                                                                Average
                                                          Number of            Exercise
                                                            Shares               Price
                                                       -----------------    ----------------
       Balance at December 31, 1997                                 --         $        --
       Granted                                                   13,750                6.75
       Exercised                                                    --                  --
       Forfeited                                                    --                  --
       Expired                                                      --                  --
                                                       -----------------    ----------------
       Balance at December 31, 1998                              13,750                6.75
       Granted                                                  164,841                6.84
       Exercised                                                    --                  --
       Forfeited                                                    440                 --
       Expired                                                      --                  --
                                                       -----------------    ----------------
       Balance at December 31, 1999                             178,151        $      6.84
                                                       =================    ================

       At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $6.38 - $7.50 and
       9.2 years, respectively. All outstanding director options are exercisable at December 31, 1999.

       At December 31, 1999, there were 221,849 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1999 was $2.74 on the date of grant using the Black Scholes option-pricing model (using an expected volatility over the expected life of the options of 37.5 percent) with the following weighted-average assumptions: expected dividend yield 0.00 percent, risk-free interest rate of 4.94 percent, and an expected life of 10 years.

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                               1999                1998
                                                         -----------------   -----------------
       Net loss:
           As reported                                  $      (4,038,719)  $      (1,696,345)
           Pro forma                                           (4,490,383)         (1,751,758)
       Loss per share:
           As reported                                  $           (0.95)  $           (0.64)
           Pro forma                                                (1.06)              (0.66)

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(14)   Segment Reporting

       The Company operates and reports in two business segments, commercial banking and investment advisory services. The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, other business financing and consumer loans. In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit. The investment advisory services segment provides advisory services to businesses and individuals including financial planning and retirement/estate planning.

       Information  about  reportable  segments,   and  reconciliation  of  such
       information to the consolidated financial statements as of and for the year ended December 31, 1999 follows:

                                        Commercial        Investment                   Intersegment
                                         Banking           Advisory       Other        Elimination      Consolidated
                                    ------------------  ------------  -------------  ----------------  ---------------
       Net interest income           $      2,136,974   $    --       $    887,738     $      --        $   3,024,712
       Provision for loan losses              513,847        --             --                --              513,847
       Non-interest income                    310,441     1,017,924         --                (7,880)       1,320,485
       Non-interest expense                 4,240,540     1,612,411      2,017,118            --            7,870,069
       Net income (loss)                   (2,306,972)     (594,487)    (1,129,380)           (7,880)      (4,038,719)
       Total assets                  $     91,628,884   $   792,792   $ 31,056,219     $ (26,444,928)   $  97,032,967
                                     -----------------  ------------  -------------  ----------------  ---------------

       The Company does not have operating segments other than those reported. Parent Company financial information is included in the Other category and represents the overhead function rather than an operating segment. Comparable information for December 31, 1998 is not shown as the Company had one operating segment and one subsidiary, Cardinal Bank, N.A. The investment advisory segment began operations in February 1999.


(15)   Financial Instruments with Off Balance Sheet Risk

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

       Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 1999 are collateralized.

       Those instruments represent obligations of the Company to extend credit or guarantee borrowings, therefore, they are not recorded on the consolidated statements of financial condition. The rates and terms of these instruments are competitive with others in the market in which the Company operates. Almost all of these instruments as of December 31, 1999 have floating rates, therefore significantly mitigating the market risk.

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


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

       (In thousands)
       Financial instruments whose contract amounts represent potential credit risk:
              Commitments to extend credit                                     $       19,411
              Standby letters of credit                                                   916
                                                                                ==============

       The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company evaluates each customer's creditworthiness on a case-by-case basis and requires collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on management's evaluation of the counterparty. Collateral held varies but may include deposits held by the Company, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.


(16)   Disclosures of Fair Value of Financial Instruments

       The assumptions used and the estimates disclosed represent management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management as of December 31, 1999. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management's evaluation of those factors change.

       Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that the Company would realize in a market transaction. Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of the Company's fair value information to that of other financial institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and to realize that because of these uncertainties, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Company.

       Fair Value of Financial Instruments

       The following summarizes the significant methodologies and assumptions used in estimating the fair values presented in the accompanying table.

       Cash and Cash Equivalents

       The carrying amount of cash and cash equivalents is used as a reasonable estimate of fair value.

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


       Investment Securities and Other Investments

       Fair values for investment securities are based on quoted market prices or prices quoted for similar financial instruments. Fair value for other investments is estimated as their cost since no active trading markets exist.

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

       Deposits

       The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts.) The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

       Commitments

       The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other convenants or requirements. These commitments generally have fixed expiration dates expiring within one year. Many commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of these instruments are competitive with others in the market in which the Company operates. The carrying amounts are reasonable estimates of the fair value of these financial instruments. The carrying amounts of these instruments are zero at December 31, 1999.

       Accrued Interest

       The carrying amounts of accrued interest approximate their fair values.

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


       Fair Value of Financial Instruments as of December 31, 1999

                                                                                           December 31, 1999
                                                                                  -------------------------------------
                                                                                      Carrying           Estimated
       (In thousands)                                                                  Amount            Fair Value
                                                                                  -----------------   -----------------
       Financial assets:
           Cash and cash equivalents                                             $       19,043      $       19,043
           Investment securities and other investments                                    5,822               5,822
           Loans receivable                                                              68,147              67,622
           Accrued interest receivable                                                      351                 351
       Financial liabilities:
           Demand deposits                                                       $       12,330      $       12,330
           Interest checking                                                              3,891               3,891
           Money market and statement savings                                            11,499              11,499
           Certificates of deposit                                                       32,153              32,124
           Accrued interest payable                                                          48                  48




(17)   Other Operating Expenses

       Other operating expenses for December 31, 1999 and 1998 include the following:

                                                                                        1999                1998
                                                                                  -----------------   -----------------
       Data processing                                                          $          353,498   $         104,067
       Stationary and supplies                                                             322,586             133,821
       Brokerage clearing                                                                  197,822                   -
       Advertising and marketing                                                           175,100              82,069
       Telecommunications                                                                  163,481              36,591
       Bank operations                                                                     125,541              38,216
       Premises and equipment                                                              103,739               6,047
       Other taxes                                                                          94,670              11,225
       Insurance                                                                            85,182              36,719
       Travel and entertainment                                                             79,128              54,031
       Dues and membership                                                                  57,959              42,708
       Miscellaneous                                                                       171,647              65,925
                                                                                  -----------------   -----------------
                                                                                $        1,930,353   $         611,419
                                                                                  =================   =================

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CARDINAL FINANCIAL CORPORATION



Date:  March 27, 2000                 By: /s/ L. Burwell Gunn, Jr.
                                          --------------------------------------
                                          L. Burwell Gunn, Jr.
                                          President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                         Title                              Date
                ---------                                         -----                              ----

         /s/ L. Burwell Gunn, Jr.                     President and Chief Executive             March 27, 2000
-------------------------------------------               Officer and Director
            L. Burwell Gunn, Jr.                      (Principal Executive Officer)


          /s/ Joseph L. Borrelli                         Chief Financial Officer                March 27, 2000
-------------------------------------------             (Principal Financial and
             Joseph L. Borrelli                            Accounting Officer)


                                                                Director                        March __, 2000
-------------------------------------------
              Robert M. Barlow


          /s/ Wayne W. Broadwater                               Director                        March 27, 2000
-------------------------------------------
             Wayne W. Broadwater


            /s/ Nancy K. Falck                                  Director                        March 27, 2000
-------------------------------------------
               Nancy K. Falck


             /s/ Anne B. Hazel                                  Director                        March 27, 2000
-------------------------------------------
               Anne B. Hazel


         /s/ Harvey W. Huntzinger                               Director                        March 27, 2000
-------------------------------------------
            Harvey W. Huntzinger


                Signature                                         Title                              Date
                ---------                                         -----                              ----


            /s/ Jones V. Isaac                                  Director                        March 27, 2000
-------------------------------------------
               Jones V. Isaac


             /s/ Dale B. Peck                                   Director                        March 27, 2000
-------------------------------------------
                Dale B. Peck


            /s/ James D. Russo                                  Director                        March 27, 2000
-------------------------------------------
               James D. Russo


           /s/ John H. Rust, Jr.                                Director                        March 27, 2000
-------------------------------------------
              John H. Rust, Jr.


           /s/ J. Hamilton Lambert                              Director                        March 27, 2000
-------------------------------------------
             J. Hamilton Lambert


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

     10.2 Employment Agreement, dated as of October 13, 1998, between Cardinal Financial Corporation and Thomas C. Kane, attached as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 Form 10-KSB"), incorporated herein by reference.

     10.3 Employment Agreement, dated as of December 17, 1998, between Cardinal Financial Corporation and Edgar M. Andrews, III, attached as Exhibit 10.3 to the 1998 Form 10-KSB, incorporated herein by reference.

     10.4 Employment Agreement, dated as of December 17, 1998, between Cardinal Financial Corporation and Christopher W. Bergstrom, attached as Exhibit 10.4 to the 1998 Form 10-KSB, incorporated herein by reference.

     10.5 Employment Agreement, dated as of February 17, 1999, between Cardinal Financial Corporation and Joseph L. Borrelli, attached as Exhibit 10.5 to the 1998 Form 10-KSB, incorporated herein by reference.

     10.6 Employment Agreement, dated as of February 12, 1999, between Cardinal Financial Corporation and F. Kevin Reynolds,
                   attached as Exhibit 10.6 to the 1998 Form 10-KSB, incorporated herein by reference.

     10.7 Employment Agreement, dated as of August 31, 1998, between Cardinal Financial Corporation and Greg D. Wheeless, attached as Exhibit 10.7 to the 1998 Form 10-KSB, incorporated herein by reference.

     21            Subsidiaries of the Registrant.

     27            Financial Data Schedule (filed electronically only).