Form 10QSB
period 2000-03-31
CARDINAL FINANCIAL CORP
filed 2000-05-15
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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

          4,242,634 shares of common stock, par value $1.00 per share, outstanding as of March 31, 2000

                         CARDINAL FINANCIAL CORPORATION

                                TABLE OF CONTENTS

                                                                                                          Page No.

Part I.       Financial Information

         Item 1.  Financial Statements
                  Consolidated Statements of Condition
                  March 31, 2000 (Unaudited) and December 31, 1999...........................................3

                  Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended
                  March 31, 2000 and March 31, 1999..........................................................4

                  Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                  For the Three Months Ended
                  March 31, 2000 and March 31, 1999..........................................................5

                  Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Three Months Ended March 31, 2000 and March 31, 1999...............................6

                  Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2000 and March 31, 1999...............................7

                  Notes to Condensed Consolidated Financial Statements (Unaudited)...........................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operation.........................................................11


Part II.      Other Information

         Item 1.  Legal Proceedings.........................................................................21

         Item 2.  Changes in Securities and Use of Proceeds.................................................21

         Item 3.  Defaults Upon Senior Securities...........................................................21

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................21

         Item 5.  Other Information.........................................................................21

         Item 6.  Exhibits and Reports on Form 8-K..........................................................21

Signatures


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                   As of March 31, 2000 and December 31, 1999
                      (In thousands, except per share data)

                                                                                    (Unaudited)
                                                                                      March 31,          December 31,
                                    Assets                                               2000                1999
                                                                                   -----------------   -----------------
Cash & due from banks                                                              $       4,180       $       6,018
Federal funds sold                                                                        20,378              13,025
                                                                                   -----------------   -----------------
                   Total cash and cash equivalents                                        24,558              19,043
Investment securities available-for-sale                                                   4,620               4,807
Other investments                                                                          1,028               1,015
Loans receivable, net of fees                                                             81,444              68,167
Allowance for loan losses                                                                   (869)               (726)
                                                                                   -----------------   -----------------
                                                                                          80,575              67,441
Premises and equipment, net                                                                4,476               4,203
Accrued interest and other assets                                                            668                 524
                                                                                   -----------------   -----------------
                   Total assets                                                    $     115,925       $      97,033
                                                                                   =================   =================
                     Liabilities and Shareholders' Equity

Deposits                                                                           $      80,010       $      59,873
Borrowings                                                                                 6,000               6,000
Accrued interest and other liabilities                                                       185                 415
                                                                                   -----------------   -----------------
                   Total liabilities                                                      86,195              66,288
Common stock, $1 par value, 50,000,000 shares authorized,
    shares outstanding 4,242,634 in 2000 and 1999                                          4,243               4,243
Additional paid in capital                                                                32,498              32,496
Accumulated deficit                                                                       (6,823)             (5,881)
Accumulated other comprehensive income (loss)                                               (188)               (113)
                                                                                   -----------------   -----------------
                   Total shareholders' equity                                             29,730              30,745
                                                                                   -----------------   -----------------
                   Total liabilities and shareholders' equity                      $     115,925       $      97,033
                                                                                   =================   =================

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                         2000                1999
                                                                                   -----------------   -----------------
Interest income:
    Loans receivable                                                               $   1,528,938       $     354,895
    Federal funds sold                                                                   287,204             320,801
    Investment securities available-for-sale                                              72,202             127,914
    Other investments                                                                     15,480               3,293
                                                                                   -----------------   -----------------
                   Total interest income                                               1,903,824             806,903
Interest expense:
    Deposits                                                                             654,516             199,510
    Borrowings                                                                            96,214                 --
                                                                                   -----------------   -----------------
                   Total interest expense                                                750,730             199,510
                                                                                   -----------------   -----------------
                   Net interest income                                                 1,153,094             607,393
Provision for loan losses                                                                143,091              68,125
                                                                                   -----------------   -----------------
                   Net interest income after provision for loan losses                 1,010,003             539,268
Non-interest income:
    Service charges on deposit accounts                                                   20,401               5,087
    Loan service charges                                                                  63,104              19,198
    Investment fee income                                                                313,326               1,278
    Gains from sale of securities                                                            --               11,203
    Other income                                                                          26,848               8,457
                                                                                   -----------------   -----------------
                   Total non-interest income                                             423,679              45,223
Non-interest expense:
    Salary and benefits                                                                1,362,859             761,618
    Occupancy                                                                            221,508             215,228
    Professional fees                                                                    101,554             117,007
    Depreciation                                                                         128,500              59,945
    Other operating expenses                                                             561,421             255,010
                                                                                   -----------------   -----------------
                   Total non-interest expense                                          2,375,842           1,408,808
                                                                                   -----------------   -----------------
                   Net loss before income taxes                                         (942,160)           (824,317)
Provision for income taxes                                                                   --                  --
                                                                                   -----------------   -----------------
                   Net loss                                                        $    (942,160)      $    (824,317)
                                                                                   =================   =================
Basic and diluted loss per share                                                   $       (0.22)      $       (0.19)
                                                                                   =================   =================
Weighted-average shares outstanding                                                    4,242,634           4,239,509
                                                                                   =================   =================



See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                      2000                1999
                                                                -----------------   -----------------
Net loss                                                        $       (942,160)   $       (824,317)
Other comprehensive income (loss):
    Unrealized holding loss on investment securities
       available-for-sale                                                (75,179)            (21,633)
                                                                -----------------   -----------------
                   Comprehensive loss                           $     (1,017,339)   $       (845,950)
                                                                =================   =================

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   Three months ended March 31, 2000 and 1999
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                                       Accumulated
                                                                                         Additional       Other
                                                              Common       Paid-in      Accumulated   Comprehensive
                                                   Shares      Stock       Capital        Deficit      Income (Loss)      Total
                                                   ------      -----       -------        -------     -------------       -----

Balance, January 1, 1999                           4,240     $  4,240     $ 32,327       $ (1,842)       $      3         $ 34,728

Change in unrealized holding loss on
    investment securities available-for-sale,
    net of tax                                      --           --           --             --               (22)             (22)
Reversal of Expense Accrual from
    Public Offering                                 --           --            138           --              --                138
Net loss                                            --           --           --             (824)           --               (824)
                                                --------     --------     --------       --------        --------         --------
Balance, March 31, 1999                            4,240     $  4,240     $ 32,465       $ (2,666)       $    (19)        $ 34,020
==================================================================================================================================

Balance, January 1, 2000                           4,243     $  4,243     $ 32,496       $ (5,881)       $   (113)        $ 30,745

Accrual of stock award                              --           --              2           --              --                  2
Change in unrealized holding loss on
    investment securities available-for-sale        --           --           --             --               (75)             (75)
Net loss                                            --           --           --             (942)           --               (942)
                                                --------     --------     --------       --------        --------         --------
Balance, March 31, 2000                            4,243     $  4,243     $ 32,498       $ (6,823)       $   (188)        $ 29,730
==================================================================================================================================

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)

                                                                        2000        1999
                                                                      --------    --------
Cash flows from operating activities:
    Net loss                                                          $   (942)   $   (824)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                     129          60
          Provision for loan losses                                        143          68
          Gain on sale of investment securities available-for-sale        --           (11)
          Increase in accrued interest and other assets                   (144)        (36)
          Decrease in accrued interest and other liabilities              (288)       (310)
          Compensation related to stock awards                               2        --
                                                                      --------    --------
                   Net cash used in operating activities                (1,100)     (1,053)
                                                                      --------    --------
Cash flows from investing activities:

    Purchase of premises and equipment                                    (402)       (588)
    Proceeds from sale of securities                                         6       1,984
    Purchase of securities                                                 (18)        (15)
    Redemptions of investment securities-available-for-sale                169       3,562
    Net increase in loan portfolio                                     (13,277)     (5,714)
                                                                      --------    --------
                   Net cash used in investing activities               (13,522)       (771)
                                                                      --------    --------
Cash flows from financing activities:

    Net increase in deposits                                            20,137       4,065
    Reversal of accrued costs related to public offering                  --           138
                                                                      --------    --------
               Net cash provided by financing activities                20,137       4,203
                                                                      --------    --------
Net increase in cash and cash equivalents                                5,515       2,379
Cash and cash equivalents at beginning of period                        19,043      25,350
                                                                      --------    --------
Cash and cash equivalents at end of period                            $ 24,558    $ 27,729
                                                                      ========    ========
Supplemental disclosure of cash flow information
    Cash paid during period for interest:                             $    760    $    200
                                                                      ========    ========

See accompanying notes to consolidated financial statements

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly owned subsidiaries, Cardinal Bank, N.A., Cardinal Wealth Services, Inc., Cardinal Bank - Manassas/Prince William, N.A. and Cardinal Bank - Dulles, N.A.

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the quarter to date ended March 31, 2000 and 1999 follows:

For the Three Months Ended March 31, 2000 (in dollars):



                                              Commercial       Investment      Intersegment
                                               Banking          Advisory       Elimination        Other        Consolidated
                                         ----------------------------------------------------------------------------------
Net interest income                              993,606               -                 -       159,488         1,153,094

Provision for loan losses                        143,091               -                 -             -           143,091

Non-interest income                              106,020         313,326           (3,553)         7,886           423,679

Non-interest expense                           1,413,143         467,949           (3,553)       498,303         2,375,842
                                             -----------         -------      -----------     ----------       -----------
Net income (loss)                              (456,608)       (154,623)                 -     (330,929)         (942,160)
                                             ===========         =======      ===========     ==========
Total Assets                                 106,990,578         212,631      (21,178,772)    29,900,182       115,924,619





For the Three Months Ended March 31, 1999 (in dollars):

                                              Commercial       Investment      Intersegment
                                               Banking          Advisory       Elimination        Other        Consolidated
                                         ----------------------------------------------------------------------------------
Net interest income                              280,407               -                 -       326,986           607,393

Provision for loan losses                         68,125               -                 -             -            68,125

Non-interest income                               43,945           1,278                 -             -            45,223
Non-interest expense                             697,587         195,001                 -       516,220         1,408,808
                                              ----------         -------       -----------    ----------        ----------
Net income (loss)                              (441,360)       (193,723)                 -     (189,234)         (824,317)
                                              ==========         =======       ==========     ==========        ==========
Total Assets                                  32,129,128         188,565       (6,553,889)    34,578,494        60,342,298







The Company does not have operating segments other than those reported. Parent Company financial information is included in the Other category above and represents the overhead function rather than an operating segment.

Note 3

Earnings Per Share

The following discloses the calculation of basic and diluted earnings per share as of March 31, 2000 and 1999. Because the Company has net losses due to the start-up nature of the organization, stock options issued have an anti-dilutive effect on the earnings per share calculation.

                                                     2000             1999
                                                     ----             ----
Net loss                                        $  (942,160)       $  (824,317)
Weighted average shares for basic and diluted     4,242,634          4,239,509
Basic and diluted loss per share                $      (.22)       $      (.19)

Note 4

Subsequent Events

On April 17, 2000, the Company entered into a definitive agreement to acquire the Heritage Bancorp, Inc. Under the terms of the agreement, the Company will issue a combination of cash and shares of convertible preferred stock to the shareholders of Heritage in exchange for all of the shares of Heritage's common stock. Heritage's shareholders will be able to elect to receive $6.00 in cash or
1.2 shares of convertible preferred stock for each share of Heritage stock, subject to certain adjustments to permit the Company to issue an equal amount of cash and convertible preferred stock. The completion of the acquisition is subject to shareholder and regulatory approval, which is expected in the third quarter of 2000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

General

Cardinal Financial Corporation (the "Company") is the holding company for three bank subsidiaries and one non-bank subsidiary. The Company began operations November 24, 1997 and opened its first bank subsidiary, Cardinal Bank, N.A., on June 8, 1998. Following its private offering in December 1997 that generated $10.6 million in capital, the Company raised an additional $26.0 million in an initial public offering of 2,830,000 shares in July 1998. In February 1999, Cardinal Wealth Services, Inc. began operations as the Company's non-bank investment advisory subsidiary. Through a strategic alliance with LM Financial Partners, Inc., a wholly owned subsidiary of Legg Mason, Inc., Cardinal Wealth Services, Inc. can offer an extensive range of financial products and services. In July 1999, the Company's second bank subsidiary, Cardinal Bank - Manassas/Prince William, N.A. began operations. Cardinal Bank -Dulles, N.A., the third bank subsidiary, began operations in August 1999.

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company as of March 31, 2000 and for the three months ended March 31, 2000 and March 31, 1999. This discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

Financial Condition

Total assets of the Company were $115.9 million at March 31, 2000 compared to $97.0 million at December 31, 1999. This represents an increase of $18.9 million or 19.5% and is due to increased deposit and loan generation. Gross loans increased $13.3 million to $81.4 million at March 31, 2000 from $68.2 million at December 31, 1999 (see Table 1 for loan portfolio details). Total deposits increased $20.1 million to $80.0 million at March 31, 2000 compared to $59.9 million at December 31, 1999. Total cash and cash equivalents increased to $24.6 million at March 31, 2000 from $19.0 million at December 31, 1999. Investment securities available-for-sale and other investments declined $174 thousand to $5.6 million at March 31, 2000 from $5.8 million at December 31, 1999 (see Table 2 for details of the investment securities available-for-sale portfolio). The increase in loans of $13.3 million was funded primarily through increased deposits. Shareholders' equity at March 31, 2000 was $29.7 million compared to $30.7 million at December 31, 1999. Book value per share on March 31, 2000 was $7.01 compared to $7.25 on December 31, 1999.

Results of Operations

Net loss for the three months ended March 31, 2000 was $942 thousand or $0.22 per share compared to a net loss of $824 thousand or $0.19 per share for the three months ended March 31, 1999. The increase in the net loss reflects the expenses associated with the operation of two additional bank subsidiaries that opened in the third quarter of 1999. Return on average assets and return on average equity for the three months ended March 31, 2000 were -3.53% and -12.39%, respectively. For the three months ended March 31, 1999, return on average assets and return on average equity were -5.76% and -9.70%, respectively.

Net interest income is the Company's primary source of revenue and represents the difference between interest and fees earned on interest bearing assets and the interest paid on deposits and other interest bearing liabilities. Net interest income for the three months ended March 31, 2000 was $1.15 million compared to $607 thousand for the three months ended March 31, 1999.

The Company's net interest margin for the three months ended March 31, 2000 was 4.93% compared to 4.54% for the three months ended March 31, 1999. The 39 basis-point increase in the margin can be attributed to a change in asset mix as loans represented a higher percentage of interest earning assets at March 31, 2000 than at March 31, 1999. Table 3 presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of interest income and interest expense.

The provision for loan losses for the three months ended March 31, 2000 was $143 thousand compared to $68 thousand for the three months ended March 31, 1999. The increase is due to the increased loan balances. The allowance for loan losses at March 31, 2000 was $869 thousand compared to $726 thousand at December 31, 1999. The ratio of the allowance for loan losses to gross loans at March 31, 2000 was 1.07% compared to a ratio of 1.07% at December 31, 1999. In the fourth quarter of 1999, the Company purchased a $7.8 million installment loan portfolio. This transaction was structured in such a way that the seller absorbs losses up to 115 basis points of the outstanding balances. Consequently, the Company does not expect losses in this portfolio and did not add to its allowance for loan losses when this transaction was recorded. The second factor to be considered is the Company's Business Manager receivable financing product. Under this product, advances to customers are collateralized by customer receivables and a restricted deposit account equal to at least 10% of the amount borrowed. As a result, the Company does not expect losses on those transactions and therefore has not added to its allowance for loan losses. Table 4 reflects the components of the allowance for loan losses and calculates the loan loss ratio two ways: first, with total gross loans, and second, with total gross loans less purchased loans and the Business Manager receivables.

Non-interest income for the three months ended March 31, 2000 was $424 thousand compared to $45 thousand for the three months ended March 31, 1999. The significant increase in non-interest income was due to investment fees generated by the Company's non-bank subsidiary, Cardinal Wealth Services, Inc. This subsidiary opened in February, 1999 and had minimal fee income for the three months ended March 31, 1999.

Non-interest expense for the three months ended March 31, 2000 totaled $2.38 million compared to $1.41 million for the three months ended March 31, 1999. The increases in expenses were due to the opening of two bank subsidiaries in the third quarter of 1999 and the resulting increase in personnel. Total employees increased to 88 as of March 31, 2000 from 45 as of March 31, 1999. Non-personnel related expenses associated with the operation of the new bank subsidiaries increased as well.

Business Segment Operations

The Company provides a diversified selection of banking and non-banking financial services and products through its subsidiaries. Management operates and reports the results of the Company's operations through two business segments--commercial banking and investment advisory services.

Commercial Banking

The commercial banking segment provides comprehensive banking services to small businesses and individuals through multiple delivery channels. Through three banking subsidiaries, services include commercial and consumer lending, deposit products, direct banking via the internet and telephone and the funding of small business receivables through the Business Manager product.

For the three months ended March 31, 2000 the commercial banking segment had a net loss of $456.6 thousand compared to a net loss of $441.4 thousand for the three months ended March 31, 1999. As of March 31, 2000 total assets were $107.0 million, total loans were $81.4 million and deposits were $80.0 million. As of March 31, 1999, total assets were $32.1 million, total loans were $22.0 million and deposits were $25.9 million.

Investment Advisory Services

The investment advisory services segment provides financial and estate planning services utilizing a host of products provided through a strategic alliance with Legg Mason Financial Partners, a wholly owned subsidiary of Legg Mason, Inc. Operations for this segment began February 1, 1999.

For the three months ended March 31, 2000 the investment advisory services segment had a net loss of $154.6 thousand. As of March 31, 2000 total assets were $212.6 thousand and total assets under management were $72.6 million. For the three months ended March 31, 1999 the net loss was $193.7 thousand. As of March 31, 1999 total assets were $188.6 thousand and total assets under management were $22.6 million.

Capital Resources

Shareholders' equity at March 31, 2000 was $29.7 million compared to $30.7 million at December 31, 1999. The reduction in equity reflects the net loss recorded for the quarter ended March 31, 2000. At March 31, 2000 the Company's tier 1 and total risk-based capital ratios were 30.9% and 31.8%, respectively. At December 31, 1999 the Company's tier 1 and total risk-based capital ratios were 37.9% and 38.8%, respectively. The decline in the Company's capital ratios is due to the increase in total assets as well as the absorption of operating losses. Table 5 reflects the components of regulatory capital. The Company continues to maintain a capital structure that places it well above minimum regulatory requirements.

Liquidity

Liquidity provides the Company with the ability to meet normal deposit withdrawals while also providing for the credit needs of customers. At March 31, 2000, cash and cash equivalents and securities available for sale totaled $29.2 million or 25% of total assets compared to $23.8 million or 25% of total assets at December 31, 1999. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Interest Rate Sensitivity

An important element of asset/liability management is the monitoring of the Company's sensitivity to interest rate movements. In order to measure the effect of interest rates on the Company's net interest income, management takes into consideration the expected cash flows from the loan and securities portfolios and the expected magnitude of the repricing of specific asset and liability categories. Management evaluates interest sensitivity risk and then formulates guidelines to manage this risk based upon its outlook regarding the economy, forecasted interest rate movements and other business factors. Management's goal is to maximize and stabilize the net interest margin by limiting exposure to interest rate changes.

The data in Table 6 reflects re-pricing or expected maturities of various assets and liabilities as of March 31, 2000. This "gap" analysis represents the difference between interest sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time and assumes that assets and liabilities with similar re-pricing characteristics will re-price at the same time and to the same degree.

Year 2000

The Company successfully completed the transition to the year 2000 with no impact on the Company's financial condition. The Company is not aware of any significant third party relationships which were negatively impacted by the year 2000 transition. The cost of year 2000 readiness was minimal to the Company due to its recent formation and the ability to incorporate year 2000 ready systems and vendors at its inception.

Forward Looking Statements

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For more information on factors that could affect expectations, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Table 1.

                          Cardinal Financial Corporation and Subsidiaries
                                               Loans


                                                 March 31,                      December 31,
                                                    2000                            1999
                                        ----------------------------    -----------------------------


Commercial                                     $ 24,977      30.68%              $ 22,558     33.10%
Real estate - commercial                         27,032      33.20%                19,780     29.03%
Real estate - construction                          756       0.93%                   870      1.28%
Real estate - residential                        14,283      17.54%                11,851     17.39%
Home equity lines                                 4,902       6.02%                 3,777      5.54%
Consumer                                          9,465      11.63%                 9,311     13.66%
                                        ----------------------------    -----------------------------

Gross loans                                    $ 81,415     100.00%              $ 68,147    100.00%

Less: unearned income, net                           29                                20
Less: allowance for loan losses                    (869)                             (726)
                                        ----------------                ------------------

Total loans, net                               $ 80,575                          $ 67,441
                                        ================                ==================


Table 2.

                 Cardinal Financial Corporation and Subsidiaries
                   Investment Securities - Available-for-Sale
                   As of March 31, 2000 and December 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           Amortized        Fair       Unrealized     Average
As of March 31, 2000                                         Par Value        Cost         Value      Gain/(Loss)      Yield
                                                           ----------------------------------------------------------------------
U.S. Government Agencies and Enterprises

     One to five years                                           $ 3,000       $ 3,000       $ 2,920         $ (80)        5.90%
     After ten years                                                 500           498           440           (58)        6.26%
                                                           ----------------------------------------------------------------------
           Total U.S. Government Agencies                        $ 3,500       $ 3,498       $ 3,360        $ (138)        5.95%
                                                           ----------------------------------------------------------------------

Mortgage-Backed Securities

     Five to ten years                                           $ 1,305       $ 1,310       $ 1,260         $ (50)        5.96%
                                                           ----------------------------------------------------------------------
           Total Mortgage-Backed Securities                      $ 1,305       $ 1,310       $ 1,260         $ (50)        5.96%
                                                           ----------------------------------------------------------------------
           Total Investment Securities-Available-for-Sale        $ 4,805       $ 4,808       $ 4,620        $ (188)        5.93%
                                                           ======================================================================


                                                                           Amortized        Fair       Unrealized     Average
As of December 31, 1999                                      Par Value        Cost         Value      Gain/(Loss)      Yield
                                                           ----------------------------------------------------------------------
U.S. Government Agencies and Enterprises
     Within one year                                             $ 2,000       $ 2,000       $ 1,948         $ (52)        5.99%
     One to five years                                             1,000         1,000           979           (21)        5.74%
     After ten years                                                 500           499           445           (54)        6.26%
                                                           ----------------------------------------------------------------------
           Total U.S. Government Agencies                        $ 3,500       $ 3,499       $ 3,372        $ (127)        5.95%
                                                           ----------------------------------------------------------------------

Mortgage-Backed Securities

     Within one year                                               $ 305         $ 305         $ 304          $ (1)        5.63%
     One to five years                                               367           368           368             -         5.92%
     Five to ten years                                               803           806           763           (43)        5.93%
                                                           ----------------------------------------------------------------------
           Total Mortgage-Backed Securities                      $ 1,475       $ 1,479       $ 1,435         $ (44)        5.87%
                                                           ----------------------------------------------------------------------
           Total Investment Securities-Available-for-Sale        $ 4,975       $ 4,978       $ 4,807        $ (171)        5.93%
                                                           ======================================================================


Table 3.

                 Cardinal Financial Corporation and Subsidiaries
                            Rate and Volume Analysis
                             (Dollars in thousands)
                                   (Unaudited)

     First Quarter          First Quarter                                         First Quarter                        Variance
     Average Volume         Average Rate                                             Interest         Increase      Attributable to
     2000        1999      2000      1999                                         2000      1999      (Decrease)     Rate    Volume
------------------------ --------------------                                  --------------------  -------------------------------
                                                Interest Income
                                                Loans:
     $ 23,652   $ 6,445      8.79%     8.32%              Commercial               $ 520     $ 134        $ 386        $ 28   $ 358
       22,935     3,587      8.34%     8.48%              Real estate - commercial   478        76          402          (8)    410
        1,022       526     10.57%     7.60%              Real estate - construction  27        10           17           8       9
       12,955     5,668      7.60%     7.27%              Real estate - residential  246       103          143          11     132
        4,258     1,211      8.17%     6.28%              Home equity lines           87        19           68          20      48
        9,288       588      7.41%     8.84%              Consumer                   172        13          159         (33)    192
------------------------------------------------------------------------------------------------------------------------------------
       74,110    18,025      8.26%     7.88%                        Total loans    1,530       355        1,175          26   1,149

        4,700     9,238      6.13%     5.54%    Investment Securities - AFS           72       128          (56)          7     (63)

        1,016       225      5.91%     5.33%    Other Investments                     15         3           12           1      11

       18,147    26,898      6.33%     4.77%    Federal Funds Sold                   287       321          (34)         70    (104)

     $ 97,973  $ 54,386      7.77%     5.94%    Total interest-earning assets    $ 1,904     $ 807      $ 1,097       $ 104   $ 993
====================================================================================================================================

                                                Interest Expense

      $ 3,306   $ 1,912      2.31%     2.10%              Interest Checking         $ 19      $ 10          $ 9         $ 2     $ 7
       10,884     4,299      3.54%     4.11%              Money Markets               96        44           52         (15)     67
          624       111      3.21%     3.61%              Statement Savings            5         1            4          (1)      5
       38,169    12,078      5.62%     4.82%              Certificates of Deposit    535       145          390          77     313
------------------------------------------------------------------------------------------------------------------------------------
       52,983    18,400      4.96%     4.36%    Total Interest-Bearing Liabilities   655       200          455          63     392

        6,000         -      6.42%     0.00%    Borrowings                            96         -           96          96       -

------------------------------------------------------------------------------------------------------------------------------------

     $ 58,983  $ 18,400      5.11%     4.36%    Total interest-bearing liabilities $ 751     $ 200        $ 551       $ 159     392
====================================================================================================================================

       46,871    38,898                         Other Sources

------------------------------------------------------------------------------------------------------------------------------------
      105,854    57,298      2.84%     1.40%    Total Sources of Funds               751       200          551         159     392
------------------------------------------------------------------------------------------------------------------------------------

     $ 38,990  $ 35,986      4.93%     4.54%    Net Interest Margin              $ 1,153     $ 607        $ 546       $ (55)  $ 601
====================================================================================================================================

 No tax equivalent adjustment made to the above table.

Table 4.

                     Cardinal Financial Corporation and Subsidiaries
                            Allowance for Loan Losses
                             (Dollars in thousands)
                                   (Unaudited)

                                                       2000                    1999
                                                 -----------------       ------------------
Beginning balance, January 1                                $ 726                    $ 212

Provision for loan losses                                     143                       68

Loans charged off:
            Commercial                                          -                        -
            Real estate - commercial                            -                        -
            Real estate - construction                          -                        -
            Real estate - residential                           -                        -
            Home equity lines                                   -                        -
            Consumer                                            -                        -
-------------------------------------------------------------------------------------------
            Total loans charged off                             -                        -

Recoveries:
            Commercial                                          -                        -
            Real estate - commercial                            -                        -
            Real estate - construction                          -                        -
            Real estate - residential                           -                        -
            Home equity lines                                   -                        -
            Consumer                                            -                        -
-------------------------------------------------------------------------------------------
            Total recoveries                                    -                        -

Net charge-offs                                                 -                        -

Balance, March 31                                           $ 869                    $ 280
===========================================================================================



                                                     March 31,             December 31,               March 31,
Loans:                                                 2000                    1999                      1999
                                                 -----------------       ------------------        -----------------
            Balance at period end                        $ 81,444                 $ 68,167                 $ 21,760
            Allowance for loan losses to
            Period end loans                                1.07%                    1.07%                    1.29%

            Less: Business Manager                        $ 2,196                  $ 1,522                    $ 107
            Less: Purchased Loans                           7,331                    7,687                        -
                                                 -----------------       ------------------        -----------------
            Adjusted Loan Balance                        $ 71,917                 $ 58,958                 $ 21,653

            Allowance for loan losses to
            Period end adjusted loans                       1.21%                    1.23%                    1.30%


Table 5.

                 Cardinal Financial Corporation and Subsidiaries
                               Capital Components
                   As of March 31, 2000 and December 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                               For Capital            Prompt Corrective
                                                           Actual           Adequacy Purposes         Action Provisions
                                                  ---------------------  -----------------------   ------------------------
                                                     Amount     Ratio       Amount       Ratio      Amount        Ratio
                                                     ------     -----       ------       -----      ------        -----

    As of March 31, 2000

    Total risk based capital to risk weighted assets  $ 30,787   31.84%     $7,736     >  8.00%     $9,670        > 10.00%
    Tier I capital to risk weighted assets              29,918   30.94%      3,868     >  4.00%      5,802        > 6.00%
    Leverage ratio total risk based capital to total
     assets                                             30,787   26.52%      4,643     >  4.00%      5,804        > 5.00%

    ---------------------------------------------------------------------------------------------------------------------------

    As of December 31, 1999

    Total risk based capital to risk weighted assets  $ 31,585   38.75%     $6,521     >  8.00%     $8,151        > 10.00%
    Tier I capital to risk weighted assets              30,858   37.86%      3,261     >  4.00%      4,891        > 6.00%
    Leverage ratio total risk based capital to total
     assets                                             30,858   32.55%      3,881     >  4.00%      4,852        > 5.00%


Table 6.

                 Cardinal Financial Corporation and Subsidiaries
                     Interest Rate Sensitivity Gap Analysis
                              As of March 31, 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                                      1-90         91-180       181-365         1-5         Over 5
                                                      Days          Days          Days         Years        Years         TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                     ASSETS

Investment securities available-for-sale
U.S. Government agency securities                          $ -           $ -           $ -      $ 2,920         $ 440       $ 3,360
Mortgage-backed securities                                   -             -             -            -         1,260         1,260
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities available-for-sale               -             -             -        2,920         1,700         4,620
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold                                      20,378             -             -            -             -        20,378
------------------------------------------------------------------------------------------------------------------------------------
Loans
Commercial -fixed                                        2,757           454           945        6,142         1,554        11,852
Commercial - variable                                   12,497           280           597       17,271         9,541        40,186
Real estate - construction fixed                             -             -             -            -           151           151
Real estate - construction variable                        605             -             -            -             -           605
Real estate - residential fixed                             13            14            30        1,911           463         2,431
Real estate - residential variable                         341            44            90        8,690         2,687        11,852
Home equity lines                                        4,676           118           108            -             -         4,902
Consumer - fixed                                           149            76           191        1,018         7,364         8,798
Consumer - variable                                        667             -             -            -             -           667
----------------------------------------------------------------------------------------------------------------------
Loans receivable, net of fees                           21,705           986         1,961       35,032        21,760        81,444
------------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                                    42,083           986         1,961       37,952        23,460     $ 106,442
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Assets                      $ 42,083      $ 43,069      $ 45,030     $ 82,982     $ 106,442
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Deposits
Demand deposits                                       $ 18,533         $ 590         $ 590        $ 590       $ 2,361      $ 22,664
Interest checking                                        2,752           710           237          237             -         3,936
Statement savings                                          548            54            54           95             -           751
Money market accounts                                    7,454         2,033           678          678             -        10,843
Certificates of deposit - fixed                          4,062         4,036         4,471        9,566           111        22,246
Certificates of deposit - no penalty                     2,649         2,007         5,372        9,542             -        19,570
----------------------------------------------------------------------------------------------------------------------
Total Deposits                                          35,998         9,430        11,402       20,708         2,472        80,010
------------------------------------------------------------------------------------------------------------------------------------
Borrowings - short term                                  4,000             -         2,000            -             -         6,000
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities                      39,998         9,430        13,402       20,708         2,472      $ 86,010
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Liabilities                 $ 39,998      $ 49,428      $ 62,830     $ 83,538      $ 86,010
------------------------------------------------------------------------------------------------------------------------------------

Gap                                                    $ 2,085      $ (8,444)    $ (11,441)    $ 17,244      $ 20,988
Cumulative Gap                                           2,085        (6,359)      (17,800)        (556)       20,432
Gap/ Total Assets                                        1.80%        -7.28%        -9.87%       14.88%        18.10%
Cumulative Gap/ Total Assets                             1.80%        -5.49%       -15.35%       -0.48%        17.63%
Rate Sensitive Assets/ Rate Sensitive Liabilities        1.05x         0.10x         0.15x        1.83x         9.49x
Cumulative Rate Sensitive Assets/

             Cumulative Rate Sensitive Liabilities       1.05x         0.87x         0.72x        0.99x         1.24x


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

               Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

               Not applicable.

Item 3.  Defaults Upon Senior Securities

               Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

               No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

Item 5.  Other Information

               On April 17, 2000, Cardinal Financial Corporation (the "Company") and Heritage Bancorp, Inc. ("Heritage") entered into an Agreement and Plan of Reorganization providing for the merger of the two companies (the "Merger"). Heritage is a publicly owned bank holding company and the parent of The Heritage Bank, a Virginia chartered commercial bank with two full-service offices in McLean and Sterling, Virginia, and a third branch to be opened in the Tyson's Corner area of northern Virginia in May 2000.

               Under the terms of the Merger, the Company will issue a combination of cash and shares of convertible preferred stock to the shareholders of Heritage in exchange for all of the shares of Heritage's common stock. Heritage's shareholders will be able to elect to receive $6.00 in cash or 1.2 shares of convertible preferred stock for each share of Heritage stock, subject to certain adjustments to permit the Company to issue an equal amount of cash and convertible preferred stock. Following the Merger, three members of Heritage's Board of Directors will join the Company's Board. Subject to certain conditions including receipt of regulatory approval and approval of the shareholders of the Company and Heritage, the closing of the Merger is anticipated to occur in the third quarter of 2000. The Merger will be accounted for under the purchase method.

               Additional information on the Merger is contained in a press release issued by the Company and filed with the Commission pursuant to Rule 425 under the Securities Act of 1933, as amended, on April 18, 2000.


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

                                     CARDINAL FINANCIAL CORPORATION



Date:  May 15, 2000                    /s/ L. Burwell Gunn, Jr.
                                     --------------------------
                                     L. Burwell Gunn, Jr.
                                     President and Chief Executive Officer

Date:  May 15, 2000                    /s/ Joseph L. Borrelli
                                     ------------------------
                                     Joseph L. Borrelli
                                     Chief Financial Officer