Form 10QSB
period 2000-06-30
CARDINAL FINANCIAL CORP
filed 2000-08-14
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

          4,245,759 shares of common stock, par value $1.00 per share, outstanding as of June 30, 2000

                         CARDINAL FINANCIAL CORPORATION

                                TABLE OF CONTENTS

                                                                                                         Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Condition
                  June 30, 2000 (Unaudited) and December 31, 1999............................................3

                  Consolidated Statements of Operations (Unaudited)
                  For the Three and Six Months Ended June 30, 2000 and June 30, 1999.........................4

                  Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                  For the Three and Six Months Ended June 30, 2000 and June 30, 1999.........................5

                  Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Six Months Ended June 30, 2000 and June 30, 1999...................................6

                  Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended June 30, 2000 and June 30, 1999...................................7

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

         Item 6.  Exhibits and Reports on Form 8-K..........................................................22

Signatures


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                    As of June 30, 2000 and December 31, 1999

                      (In thousands, except per share data)

                                                                          (Unaudited)
                                                                            June 30,           December 31,
                                 Assets                                       2000                 1999
                                                                          ------------         ------------
Cash & due from banks                                                     $      3,902         $      6,018
Federal funds sold                                                              18,800               13,025
                                                                          ------------         ------------
                   Total cash and cash equivalents                              22,702               19,043
Investment securities available-for-sale                                         4,536                4,807
Other investments                                                                1,028                1,015
Loans receivable, net of fees                                                   93,492               68,167
Allowance for loan losses                                                       (1,077)                (726)
                                                                          ------------         ------------
                                                                                92,415               67,441
Premises and equipment, net                                                      4,446                4,203
Accrued interest and other assets                                                1,514                  524
                                                                          ------------         ------------
                   Total assets                                           $    126,641         $     97,033
                                                                          ============         ============
                   Liabilities and Shareholders' Equity
Deposits                                                                  $     91,139         $     59,873
Borrowings                                                                       6,000                6,000
Accrued interest and other liabilities                                             651                  415
                                                                          ------------         ------------
                   Total liabilities                                            97,790               66,288
Common stock, $1 par value, 50,000,000 shares authorized,
    shares outstanding 4,245,759 in 2000 and 4,242,634 in 1999                   4,246                4,243
Additional paid in capital                                                      32,499               32,496
Accumulated deficit                                                             (7,700)              (5,881)
Accumulated other comprehensive income (loss)                                     (194)                (113)
                                                                          ------------         ------------
                   Total shareholders' equity                                   28,851               30,745
                                                                          ------------         ------------
                   Total liabilities and shareholders' equity             $    126,641         $     97,033
                                                                          ============         ============

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                                          ---------------------------   ---------------------------
                                                                              2000           1999          2000           1999
                                                                          ------------   ------------   ------------   ------------
Interest income:
    Loans receivable                                                      $  1,883,548   $    472,486   $  3,412,486   $    826,048
    Federal funds sold                                                         282,908        323,628        570,113        644,429
    Investment securities available-for-sale                                    70,979         98,585        143,181        226,499
    Other investments                                                           17,032          4,304         32,512          7,597
                                                                          ------------   ------------   ------------   ------------
                   Total interest income                                     2,254,467        899,003      4,158,292      1,704,573
Interest expense:
    Deposits                                                                   823,279        225,562      1,477,795        424,811
    Borrowings                                                                  95,513             13        191,727            273
                                                                          ------------   ------------   ------------   ------------
                   Total interest expense                                      918,792        225,575      1,669,522        425,084
                                                                          ------------   ------------   ------------   ------------
                   Net interest income                                       1,335,675        673,428      2,488,770      1,279,489
Provision for loan losses                                                      207,791        120,679        350,882        188,804
                                                                          ------------   ------------   ------------   ------------
                   Net interest income after provision for loan losses       1,127,884        552,749      2,137,888      1,090,685
Non-interest income:
    Service charges on deposit accounts                                         26,366          6,606         46,768         11,693
    Loan service charges                                                        99,099         19,593        162,203         40,126
    Investment fee income                                                      486,362        278,903        799,688        280,181
    Gains from sale of securities                                                    -            884              -         12,087
    Other income                                                                44,704          6,228         71,551         14,683
                                                                          ------------   ------------   ------------   ------------
                   Total non-interest income                                   656,531        312,214      1,080,210        358,770
Non-interest expense:
    Salary and benefits                                                      1,479,161      1,005,212      2,842,020      1,766,830
    Occupancy                                                                  222,717        205,617        444,225        420,845
    Professional fees                                                          151,509        138,723        253,063        255,730
    Depreciation                                                               134,737         73,315        263,237        133,732
    Other operating expenses                                                   674,030        448,650      1,235,452        703,189
                                                                          ------------   ------------   ------------   ------------
                   Total non-interest expense                                2,662,154      1,871,517      5,037,997      3,280,326
                                                                          ------------   ------------   ------------   ------------
                   Net loss before income taxes                               (877,739)    (1,006,554)    (1,819,899)    (1,830,871)
Provision for income taxes
                                                                          ------------   ------------   ------------   ------------
                   Net loss                                               $   (877,739)  $ (1,006,554)  $ (1,819,899)  $ (1,830,871)
                                                                          ============   ============   ============   ============
Basic and diluted loss per share                                          $      (0.21)  $      (0.24)  $      (0.43)  $      (0.43)
                                                                          ============   ============   ============   ============
Weighted-average shares outstanding                                          4,245,759      4,239,509      4,244,197      4,239,509
                                                                          ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
    For the three months and six months ended June 30, 2000 and June 30, 1999
                                   (Unaudited)

                                                             Three Months Ended June 30,           Six Months Ended June 30,
                                                         ----------------------------------    ----------------------------------
                                                              2000               1999               2000               1999
                                                         ---------------    ---------------    ---------------    ---------------
Net loss                                                 $      (877,739)   $    (1,006,554)   $    (1,819,899)   $    (1,830,871)
Other comprehensive loss:
   Unrealized holding loss on available-for-sale
        investment securities, net of tax                         (5,774)           (60,694)           (80,953)           (82,327)
                                                         ---------------    ---------------    ---------------    ---------------

Comprehensive loss                                       $      (883,513)   $    (1,067,248)   $    (1,900,852)   $    (1,913,198)
                                                         ===============    ===============    ===============    ===============


See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     Six Months Ended June 30, 2000 and 1999

                      (In thousands, except per share data)

                                   (Unaudited)

                                                                                                       Accumulated
                                                                          Additional                      Other
                                                                Common     Paid-in     Accumulated    Comprehensive
                                                    Shares      Stock      Capital       Deficit      Income (Loss)      Total
                                                   ---------   --------   ----------   -----------    -------------    --------
Balance, January 1, 1999                               4,240   $  4,240   $   32,327   $    (1,842)   $           3    $ 34,728

Change in unrealized holding loss on
    investment securities available-for-sale,             --         --           --            --              (82)        (82)
    net of tax
Reversal of Expense Accrual from
    Public Offering                                       --         --          138            --               --         138
Net loss                                                  --         --           --        (1,831)              --      (1,831)
                                                    --------   --------   ----------   -----------    -------------    --------
Balance, June 30, 1999                                 4,240   $  4,240   $   32,465   $    (3,673)   $         (79)   $ 32,953
===============================================================================================================================

Balance, January 1, 2000                               4,243   $  4,243   $   32,496   $    (5,881)   $        (113)   $ 30,745

Issuance of stock awards                                   3          3            3            --               --           6
Change in unrealized holding loss on
    investment securities available-for-sale              --         --           --            --              (81)        (81)
Net loss                                                  --         --           --        (1,819)              --      (1,819)
                                                    --------   --------   ----------   -----------    -------------    --------
Balance, June 30, 2000                                 4,246   $  4,246   $   32,499   $    (7,700)   $        (194)   $ 28,851
===============================================================================================================================

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the six months ended June 30, 2000 and 1999

                                 (In thousands)

                                   (Unaudited)

                                                                                       2000                  1999
                                                                                   ------------         ------------
Cash flows from operating activities:
    Net loss                                                                       $     (1,819)        $     (1,831)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                                      263                  131
          Provision for loan losses                                                         351                  189
          Gain on sale of investment securities avaiable-for-sale                            --                  (12)
          Increase in accrued interest and other assets                                    (990)                (647)
          Decrease in accrued interest and other liabilities                                178                  319
          Compensation related to stock awards                                                6                   --
                                                                                   ------------         ------------
                   Net cash used in operating activities                                 (2,011)              (1,851)
                                                                                   ------------         ------------
Cash flows from investing activities:
    Purchase of premises and equipment                                                     (506)              (1,799)
    Proceeds from sale of securities                                                          5                3,285
    Purchase of securities                                                                  (19)                (171)
    Redemptions of investment securities-available-for-sale                                 249                3,864
    Net increase in loan portfolio                                                      (25,325)             (15,319)
                                                                                   ------------         ------------
                   Net cash used in investing activities                                (25,596)             (10,140)
                                                                                   ------------         ------------
Cash flows from financing activities:
    Net increase in deposits                                                             31,266                9,266
    Net increase in short-term borrowings                                                    --                3,000
    Reversal of accrued costs related to public offering                                     --                  138
                                                                                   ------------         ------------
                   Net cash provided by financing activities                             31,266               12,404
                                                                                   ------------         ------------
Net increase in cash and cash equivalents                                                 3,659                  413
Cash and cash equivalents at beginning of period                                         19,043               25,350
                                                                                   ------------         ------------
Cash and cash equivalents at end of period                                         $     22,702         $     25,763
                                                                                   ============         ============
Supplemental disclosure of cash flow information
    Cash paid during period for interest:                                          $      1,686         $        425
                                                                                   ============         ============

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company for Cardinal Bank, N.A. Its activities currently consist of investment in its wholly owned subsidiaries, Cardinal Bank, N.A., Cardinal Wealth Services, Inc., Cardinal Bank - Manassas/Prince William, N.A. and Cardinal Bank - Dulles, N.A.

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months and six months ended June 30, 2000 and 1999 follows:

For the Three Months Ended June 30, 2000:

                                      Commercial       Investment    Intersegment
                                        Banking         Advisory      Elimination        Other       Consolidated
                                     ----------------------------------------------------------------------------
Net interest income                   $ 1,203,833     $        -     $          -     $   131,842     $ 1,335,675
Provision for loan losses                 207,791              -                -               -         207,791
Non-interest income                       162,283        486,362                -           7,886         656,531
Non-interest expense                    1,484,581        561,273                -         616,300       2,662,154
                                     ----------------------------------------------------------------------------
Net income (loss)                     $  (326,256)    $  (74,911)    $          -     $  (476,572)    $  (877,739)
                                     ============================================================================

For the Six Months Ended June 30, 2000:

                                           Commercial       Investment     Intersegment
                                            Banking         Advisory        Elimination         Other        Consolidated
                                         ---------------------------------------------------------------------------------
Net interest income                      $   2,197,441    $           -    $           -    $     291,329    $   2,488,770
Provision for loan losses                      350,882                -                -               --          350,882
Non-interest income                            268,301          799,688           (3,551)          15,772        1,080,210
Non-interest expense                         2,897,723        1,029,222           (3,551)       1,114,603        5,037,997
                                         ---------------------------------------------------------------------------------
Net income (loss)                        $    (782,863)   $    (229,534)   $           -    $    (807,502)   $  (1,819,899)
                                         =================================================================================

Total Assets                             $ 116,241,892    $     212,277    $ (18,910,425)   $  29,096,718    $ 126,640,462

For the Three Months Ended June 30, 1999:

                                           Commercial       Investment     Intersegment
                                            Banking         Advisory        Elimination         Other        Consolidated
                                         ---------------------------------------------------------------------------------
Net interest income                      $     374,868    $            -   $            -   $     298,560    $     673,428
Provision for loan losses                      120,679                 -                -               -          120,679
Non-interest income                             33,311           278,903                -               -          312,214
Non-interest expense                           888,436           380,465                -         602,616        1,871,517
                                         ---------------------------------------------------------------------------------
Net income (loss)                        $    (600,936)   $     (101,562)  $            -   $    (304,056)   $  (1,006,554)
                                         =================================================================================

For the Six Months Ended June 30, 1999:

                                           Commercial       Investment     Intersegment
                                            Banking         Advisory        Elimination         Other        Consolidated
                                         ---------------------------------------------------------------------------------
Net interest income                      $     653,943    $           -    $           -    $     625,546    $   1,279,489
Provision for loan losses                      188,804                -                -                -          188,804
Non-interest income                             78,589          280,181                -                -          358,770
Non-interest expense                         1,586,025          575,466                -        1,118,835        3,280,326
                                         ---------------------------------------------------------------------------------
Net income (loss)                        $  (1,042,297)   $    (295,285)   $           -    $    (493,289)   $  (1,830,871)
                                         =================================================================================

Total Assets                             $  56,168,403    $     193,383    $ (22,108,723)   $  33,851,850    $  68,104,913

The Company does not have operating segments other than those reported. Parent company financial information is included in the "Other" category above and represents the overhead function rather than an operating segment.


Note 3

Earnings Per Share

The following table discloses the calculation of basic and diluted earnings per share for the three months and six months ended June 30, 2000 and 1999. Because the Company has net losses due to the start-up nature of the organization, stock options issued have an anti-dilutive effect on the earnings per share calculation.

                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                --------------------------------------------------------
                                                    2000          1999           2000          1999
                                                --------------------------    --------------------------
Net loss                                        $  (877,739)   $(1,006,554)   $(1,819,899)   $(1,830,871)

Weighted average shares for basic and diluted     4,245,759      4,239,509      4,244,197      4,239,509

Basic and diluted loss per share                $     (0.21)   $     (0.24)   $     (0.43)   $     (0.43)


Note 4

Recent Events

On April 17, 2000, the Company entered into a definitive agreement to acquire Heritage Bancorp, Inc. ("Heritage"). Under the terms of the agreement, the Company will issue a combination of cash and shares of convertible preferred stock to the shareholders of Heritage in exchange for all of the outstanding shares of Heritage's common stock. Heritage's shareholders will be able to elect to receive $6.00 in cash or 1.2 shares of convertible preferred stock for each share of Heritage stock, subject to certain adjustments to permit the Company to issue an equal amount of cash and convertible preferred stock. The transaction will be accounted for by Cardinal as a purchase. Under the purchase method, the assets and liabilities of Heritage will be recorded on the books of Cardinal at their respective fair values as of the effective date of the transaction. The transaction has been approved by the shareholders of both the Company and Heritage and by the Board of Governors of the Federal Reserve System. The Company is currently awaiting state approval of the transaction and expects to complete the transaction in the third quarter of 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

General

Cardinal Financial Corporation (the "Company") is the holding company for three bank subsidiaries and one non-bank subsidiary. The Company began operations on November 24, 1997 and completed a private offering in late 1997 and early 1998 that raised $10.6 million in capital. Following the private offering, the Company opened its first bank subsidiary, Cardinal Bank, N.A., on June 8, 1998. In July 1998, the Company raised an additional $26.0 million in an initial public offering. In February 1999, Cardinal Wealth Services, Inc. began operations as the Company's non-bank investment advisory subsidiary. Through a strategic alliance with LM Financial Partners, Inc., a wholly owned subsidiary of Legg Mason, Inc., Cardinal Wealth Services, Inc. can offer an extensive range of financial products and services. The Company's second bank subsidiary, Cardinal Bank-Manassas/Prince William, N.A., began operations in July 1999, the company's third bank subsidiary, Cardinal Bank-Dulles, N.A., began operations in August 1999.

In April 2000, the Company announced the acquisition of Heritage Bancorp, Inc. ("Heritage"), a bank holding company with over $64 million in assets headquartered in McLean, Virginia. Heritage's only subsidiary, The Heritage Bank, operates three branches in McLean, Sterling, and Tyson's Corner in northern Virginia. The transaction will be accounted for as a purchase and is expected to close in the third quarter of 2000.

The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company as of June 30, 2000 and for the three months and six months ended June 30, 2000 and 1999. This discussion should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

Financial Condition

Total assets of the Company were $126.6 million at June 30, 2000 compared to $97.0 million at December 31, 1999, representing an increase of $29.6 million or 30.5%. The increase can be attributed to growth in deposit balances, which moved from $59.9 million at December 31, 1999 to $91.1 million, an increase of $31.2 million or 52.1%. Loan production utilized the majority of the deposit balance increase. Loans receivable, net of fees, increased $25.3 million from $68.2 million at December 31, 1999 to $93.5 million at June 30, 2000, a 37.1% increase. (See Table 1 for loan portfolio details.) The increase in loan and deposit balances as of June 30, 2000, as compared to those as of June 30, 1999, was due to the operations of two additional bank subsidiaries. Total cash and cash equivalents were $22.7 million at June 30, 2000 compared to $19.0 million at December 31, 1999. Investment securities available for sale and other investments declined $258 thousand to $5.6 million at June 30, 2000 from $5.8 million at December 31, 1999 (see Table 2 for details of the investment securities available for sale portfolio). Shareholders' equity at June 30, 2000 was $28.9 million compared to $30.7 million at December 31, 1999. Book value per share on June 30, 2000 was $6.80 compared to $7.25 on December 31, 1999.

Results of Operations

Net loss for the three and six months ended June 30, 2000 was $878 thousand and $1.82 million, respectively, compared with $1.01 million and $1.83 million for the same periods of 1999. The reduction in the net loss for the second quarter of 2000 compared to the second quarter of 1999 is due to a combination of factors. Increased net interest income after provision for loan losses and investment fee income were offset by operating losses associated with the operation of two additional bank subsidiaries that opened in the third quarter of 1999 as well as expenses incurred in opening the Alexandria loan production and retail branch office. Return on average assets and return on average equity for the three months ended June 30, 2000 were -2.93% and -11.95%, respectively. For the three months ended June 30, 1999, return on average assets and return on average equity were -6.39% and -11.98%, respectively.

Net interest income is the Company's primary source of revenue and represents the difference between interest and fees earned on interest bearing assets and the interest paid on deposits and other interest bearing liabilities. Net interest income for the three and six months ended June 30, 2000 was $1.34 million and $2.49 million, respectively, compared to $673 thousand and $1.28 million for the same periods in 1999.

The Company's net interest margin for the three and six months ended June 30, 2000 was 4.97% and 4.93%, respectively, compared to 4.76% and 4.58% for the same periods in 1999. The 21 basis point increase in the margin can be attributed to a change in asset mix as loans represented a higher percentage of interest earning assets at June 30, 2000 than at June 30, 1999. Table 3 presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of interest income and interest expense.

The provision for loan losses for the three and six months ended June 30, 2000 was $208 thousand and $351 thousand, respectively, compared to $121 thousand and $189 thousand, for the same periods in 1999. The allowance for loan losses at June 30, 2000 was $1.08 million compared to $726 thousand at December 31, 1999. The ratio of the allowance for loan losses to gross loans at June 30, 2000 was 1.15% compared to a ratio of 1.07% at December 31, 1999. The Company's loan balances include certain types of loans that have been structured such that the risk of loss is reduced by third party guarantees or additional collateral.
These loans include purchased loans where the seller is required to absorb losses of up to 115 basis points of the outstanding balances and business manager loan receivables (funding of small business accounts receivable) where the borrower maintains a minimum of 10% of the outstanding balance in a restricted deposit account. Table 4 reflects the components of the allowance for loan losses and calculates the loan loss ratio two ways: first, with total gross loans, and second, with total gross loans less purchased loans and business manager receivables.

During the second quarter, the Company downgraded a large credit ($1.5 million) to substandard status and added approximately $55 thousand to the provision as a result of the downgrade. A specific reserve has been established for this credit. The loan is collateralized by equipment used by the borrower in its business. The downgrade occurred as a result of the declaration of bankruptcy by the borrower. However, it is management's opinion that, due to the solvency of the borrower (assets exceed liabilities by a 3 to 1 ratio) and the strength of collateral, the Company will be able to recover the full amount of this loan either through payments from the borrower or through the liquidation of collateral.

Non-interest income for the three and six months ended June 30, 2000 was $657 thousand and $1.08 million, respectively, compared to $312 thousand and $359 thousand for the same periods in 1999. The significant increase in non-interest income was due to investment advisory fees generated by the Company's non-bank subsidiary, Cardinal Wealth Services, Inc. This subsidiary opened in February 1999.

Non-interest expense for the three and six months ended June 30, 2000 was $2.66 million and $5.04 million, respectively, compared to $1.87 and $3.28 million for the same periods in 1999. The increase in expenses can be attributed to the opening of two additional bank subsidiaries in the third quarter of 1999.

Business Segment Operations

The Company provides a diversified selection of banking and non-banking financial services and products through its subsidiaries. Management operates and reports the results of the Company's operations through two business segments - commercial banking and investment advisory services.

Commercial Banking

The commercial banking segment provides comprehensive banking services to small businesses and individuals through multiple delivery channels. Through three banking subsidiaries, services include commercial and consumer lending, deposit products, direct banking via the internet and telephone, and the funding of small business receivables through the Business Manager product.

For the three and six months ended June 30, 2000, the commercial banking segment had net losses of $326 thousand and $783 thousand, respectively, compared to net losses of $601 thousand and $1.04 million for the same periods in 1999. As of June 30, 2000, total assets were $116.2 million, total loans were $93.5 million and deposits were $91.1 million. As of June 30, 1999, total assets were $56.2 million, total loans were $31.6 million and total deposits were $31.1 million.

Investment Advisory Services

The investment advisory services segment provides financial and estate planning services utilizing a host of products provided through a strategic alliance with Legg Mason Financial Partners, a wholly owned subsidiary of Legg Mason, Inc. Operations for this segment began February 1, 1999.

For the three and six months ended June 30, 2000, the investment advisory services segment had net losses of $75 thousand and $230 thousand respectively, compared to net losses of $102 thousand and $295 thousand for the same periods in 1999. As of June 30, 2000, total assets were $212 thousand and assets under management were $72.0 million. As of June 30, 1999, total assets were $193 thousand and assets under management were $39.6 million.

Capital Resources

Shareholders' equity at June 30, 2000 was $28.9 million compared to $30.7 million at December 31, 1999. The reduction in equity reflects the net loss recorded for the six months ended June 30, 2000. At June 30, 2000 the Company's tier 1 and total risk-based capital ratios were 28.5% and 29.6%, respectively. At December 31, 1999 the Company's tier 1 and total risk-based capital ratios were 37.9% and 38.8%, respectively. The decline in the Company's capital is due to the increase in assets as well as the absorption of operating losses. Table 5 reflects the components of regulatory capital. The Company continues to maintain a capital structure that places it well above minimum regulatory requirements.

Liquidity

Liquidity provides the Company with the ability to meet normal deposit withdrawals while also providing for the credit needs of customers. At June 30, 2000, cash and cash equivalents and securities available for sale totaled $27.2 million or 22% of total assets compared to $23.9 million or 25% of total assets at December 31, 1999. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

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

The data in Table 6 reflects re-pricing or expected maturities of various assets and liabilities as of June 30, 2000. This "gap" analysis represents the difference between interest sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar re-pricing characteristics will re-price at the same time and to the same degree.

Forward Looking Statements

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For more information on factors that could affect expectations, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Table 1.

                 Cardinal Financial Corporation and Subsidiaries
                                      Loans
                             (Dollars in thousands)
                                   (Unaudited)

                                               June 30,                     December 31,
                                                 2000                           1999
                                      --------------------------    -----------------------------

Commercial                                  $ 28,486     30.48%            $ 22,558       33.10%
Real estate - commercial                      30,502     32.64%              19,780       29.03%
Real estate - construction                     2,222      2.38%                 870        1.28%
Real estate - residential                     16,270     17.41%              11,851       17.39%
Home equity lines                              6,041      6.46%               3,777        5.54%
Consumer                                       9,940     10.64%               9,311       13.66%
                                      --------------------------    -----------------------------

Gross loans                                 $ 93,461    100.00%            $ 68,147      100.00%

Less: unearned income, net                        31                             20
Less: allowance for loan losses               (1,077)                          (726)
                                      --------------                ---------------

Total loans, net                            $ 92,415                       $ 67,441
                                      ==============                ===============

Table 2.

                 Cardinal Financial Corporation and Subsidiaries
                   Investment Securities - Available-for-Sale
                    As of June 30, 2000 and December 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Amortized       Fair       Unrealized      Average
As of June 30, 2000                                                Par Value      Cost          Value      Gain/(Loss)      Yield
                                                                  -----------------------------------------------------------------
U.S. Government Agencies and Enterprises
     One to five years                                               $ 3,000      $ 3,000       $ 2,919       $   (81)       5.90%
     After ten years                                                     500          499           433           (66)       6.24%
-----------------------------------------------------------------------------------------------------------------------------------
              Total U.S. Government Agencies                         $ 3,500      $ 3,499       $ 3,352       $  (147)       5.95%
-----------------------------------------------------------------------------------------------------------------------------------

Mortgage-Backed Securities
     Five to ten years                                                   116          116           115            (1)       5.25%
     After ten years                                                   1,110        1,115         1,069           (46)       6.39%
-----------------------------------------------------------------------------------------------------------------------------------
              Total Mortgage-Backed Securities                       $ 1,226      $ 1,231       $ 1,184       $   (47)       6.29%
-----------------------------------------------------------------------------------------------------------------------------------

              Total Investment Securities-Available-for-Sale         $ 4,726      $ 4,730       $ 4,536       $  (194)       6.04%
              =====================================================================================================================


                                                                                Amortized       Fair       Unrealized      Average
As of December 31, 1999                                            Par Value       Cost         Value      Gain/(Loss)      Yield
                                                                  -----------------------------------------------------------------
U.S. Government Agencies and Enterprises
     One to five years                                               $ 3,000      $ 3,000       $ 2,927       $   (73)       5.90%
     After ten years                                                     500          499           445           (54)       6.26%
-----------------------------------------------------------------------------------------------------------------------------------
              Total U.S. Government Agencies                         $ 3,500      $ 3,499       $ 3,372       $  (127)       5.95%
-----------------------------------------------------------------------------------------------------------------------------------

Mortgage-Backed Securities
     Within one year                                                    $ 89         $ 89          $ 89             -        6.20%
     Five to ten years                                                   216          217           215            (2)       5.40%
     After ten years                                                   1,170        1,173         1,131           (42)       5.86%
-----------------------------------------------------------------------------------------------------------------------------------
              Total Mortgage-Backed Securities                       $ 1,475      $ 1,479       $ 1,435        $  (44)       5.87%
-----------------------------------------------------------------------------------------------------------------------------------

              Total Investment Securities-Available-for-Sale         $ 4,975      $ 4,978       $ 4,807        $ (171)       5.93%
                                                               ====================================================================

Table 3.
                 Cardinal Financial Corporation and Subsidiaries
                 Rate and Volume Analysis (Tax Equivalent Basis)
                                 (In thousands)
                                   (Unaudited)

    Three Months         Three Months                                            Three Months                        Three Months
   Ended June 30,       Ended June 30,                                          Ended June 30,                      Ended June 30,
   Average Volume        Average Rate                                              Interest        Increase        Attributable to
  2000         1999      2000    1999                                           2000      1999    (Decrease)     Rate        Volume
--------------------------------------                                       -------------------   --------    ---------------------
                                                   Interest Income
                                         Loans:
$ 27,394   $  6,542      9.45%   8.49%       Commercial                      $    647   $    140   $    507    $     66    $    441
  29,192      6,519      8.13%   7.81%       Real estate - commercial             594        129        465          23         442
   1,564        971      9.66%   7.97%       Real estate - construction            38         20         18           7          11
  15,486      6,427      7.90%   7.72%       Real estate - residential            306        125        181           7         174
   5,714      2,157      8.65%   6.41%       Home equity lines                    124         35         89          32          57
   9,358      1,085      7.48%   8.55%       Consumer                             175         23        152         (25)        177
------------------------------------------------------------------------------------------------------------------------------------
  88,708     23,701      8.49%   7.89%            Total loans                   1,884        472      1,412    $    110    $  1,302

   4,831      6,822      5.88%   5.80%   Investment Securities - AFS               71         99        (28)          1         (29)

     885        287      7.70%   6.01%   Other Investments                         17          4         13           4           9

  17,652     27,095      6.43%   4.78%   Federal funds sold                       283        324        (41)         71        (112)

------------------------------------------------------------------------------------------------------------------------------------
$112,076   $ 57,905      8.05%   6.21%   Total interest-earning assets       $  2,255   $    899   $  1,356    $    186    $  1,170
====================================================================================================================================

                                                 Interest Expense

   3,846      2,216      2.30%   2.06%       Interest Checking                     22         11         11           3           8
  11,966      5,343      3.47%   3.62%       Money Markets                        103         48         55          (5)         60
     721        173      2.94%   2.97%       Statement Savings                      5          1          4          (0)          4
  46,825     13,791      5.93%   4.80%       Certificates of Deposit              693        165        528         132         396
------------------------------------------------------------------------------------------------------------------------------------
  63,358     21,523      5.21%   4.19%   Total interest-bearing liabilities       823        225        598         130         468

   5,901        726      6.40%   0.00%   Borrowings                                96          -         96          96           -

------------------------------------------------------------------------------------------------------------------------------------
$ 69,259   $ 22,249      5.32%   4.06%   Total interest-bearing liabilities  $    919   $    225   $    694    $    226    $    468
====================================================================================================================================

  50,374     40,053                      Other Sources - Net                        -          -          -           -           -
------------------------------------------------------------------------------------------------------------------------------------
 119,633     62,302      3.08%   1.45%   Total Sources of Funds                   919        225        694         226         468
------------------------------------------------------------------------------------------------------------------------------------

$ 42,817   $ 35,656      4.97%   4.76%   Net Interest Margin                 $  1,336   $    674   $    662    $    (40)   $    702
====================================================================================================================================

Table 3 continued.

                 Cardinal Financial Corporation and Subsidiaries
                 Rate and Volume Analysis (Tax Equivalent Basis)
                                 (In thousands)
                                   (Unaudited)

     Six Months           Six Months                                              Six Months                        Six Months
   Ended June 30,       Ended June 30,                                          Ended June 30,                     Ended June 30,
   Average Volume        Average Rate                                              Interest        Increase       Attributable to
   2000      1999        2000    1999                                           2000      1999    (Decrease)     Rate       Volume
--------------------------------------                                       -------------------  ----------   ---------------------
                                                  Interest Income
                                         Loans:
$ 25,523   $  6,721      9.20%   8.03%       Commercial                      $  1,174   $    270   $    904    $    150    $    754
  26,064      5,782      8.16%   7.51%       Real estate - commercial           1,063        217        846          85         761
   1,293        727      9.38%   8.27%       Real estate - construction            61         30         31           7          24
  14,220      6,522      7.76%   6.73%       Real estate - residential            552        220        332          73         259
   4,986      1,852      8.45%   5.83%       Home equity lines                    211         54        157          65          92
   9,323        907      7.52%   7.99%       Consumer                             351         36        315         (22)        337
------------------------------------------------------------------------------------------------------------------------------------
  81,409     22,511      8.38%   7.34%            Total loans                   3,412        827      2,585    $    358    $  2,227

   4,842      7,803      5.91%   5.81%   Investment Securities - AFS              143        226        (83)          3         (86)

     938        270      7.03%   5.63%   Other Investments                         33          8         25           7          18

  17,900     26,393      6.42%   4.92%   Federal funds sold                       570        644        (74)        134        (208)

------------------------------------------------------------------------------------------------------------------------------------
$105,089   $ 56,976      7.91%   5.99%   Total interest-earning assets       $  4,158   $  1,705   $  2,453    $    502    $  1,951
====================================================================================================================================

                                                 Interest Expense

   3,576      2,092      2.29%   2.03%       Interest Checking                     41         21         20           5          15
  11,419      5,028      3.53%   3.68%       Money Markets                        200         92        108          (9)        117
     673        150      2.94%   2.81%       Statement Savings                     10          2          8           0           8
  42,503     13,299      5.82%   4.70%       Certificates of Deposit            1,227        310        917         238         679
------------------------------------------------------------------------------------------------------------------------------------
  58,171     20,568      5.12%   4.16%   Total interest-bearing liabilities     1,478        425      1,053    $    234    $    819

   5,951        750      6.41%   0.00%   Borrowings                               192          -        192         192           -

------------------------------------------------------------------------------------------------------------------------------------
$ 64,122   $ 21,318      5.25%   4.02%   Total interest-bearing liabilities  $  1,670   $    425   $  1,245    $    426         819
====================================================================================================================================

  48,621     39,579                      Other Sources - Net
------------------------------------------------------------------------------------------------------------------------------------
 112,743     60,897      2.99%   1.41%   Total Sources of Funds                 1,670        425      1,245         426         819
------------------------------------------------------------------------------------------------------------------------------------

$ 40,967   $ 35,658      4.93%   4.58%   Net Interest Margin                 $  2,488   $  1,280   $  1,208          76       1,132
====================================================================================================================================

Table 4.

                 Cardinal Financial Corporation and Subsidiaries
                            Allowance for Loan Losses
                             (Dollars in thousands)
                                   (Unaudited)

                                                  2000               1999
                                              -------------      -------------
Beginning balance, January 1                   $       726        $       212

Provision for loan losses                              351                189

Loans charged off:
           Commercial                                    -                  -
           Real estate - commercial                      -                  -
           Real estate - construction                    -                  -
           Real estate - residential                     -                  -
           Home equity lines                             -                  -
           Consumer                                      -                  -
------------------------------------------------------------------------------
           Total loans charged off                       -                  -

Recoveries:
           Commercial                                    -                  -
           Real estate - commercial                      -                  -
           Real estate - construction                    -                  -
           Real estate - residential                     -                  -
           Home equity lines                             -                  -
           Consumer                                      -                  -
------------------------------------------------------------------------------
           Total recoveries                              -                  -

Net charge-offs                                          -                  -

Balance, June 30                               $     1,077        $     $ 401
==============================================================================



                                             June 30,           December 31,          June 30,
Loans:                                         2000                 1999                1999
                                           ------------         ------------        ------------
    Balance at period end                  $     93,461         $     68,147        $     32,079
    Allowance for loan losses to
    Period end loans                               1.15%                1.07%               1.25%

    Less: Business Manager                 $      2,697         $      1,522        $        414
    Less: Purchased Loans                         6,804                7,687                   -
                                           ------------         ------------        ------------
    Adjusted Loan Balance                  $     83,960         $     58,938        $     31,665

    Allowance for loan losses to
    Period end adjusted loans                      1.28%                1.23%               1.27%


Table 5.

                 Cardinal Financial Corporation and Subsidiaries
                               Capital Components
                    As of June 30, 2000 and December 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                                     To Be Well
                                                                                                                 Capitalized Under
                                                                                           For Capital           Prompt Corrective
                                                                     Actual             Adequacy Purposes        Action Provisions
                                                              -------------------     ---------------------    ---------------------
                                                               Amount      Ratio        Amount       Ratio       Amount       Ratio
As of June 30, 2000
Total risk based capital to risk weighted assets              $ 30,122     29.58%      $ 8,101 >=    8.00%     $ 10,127 >=    10.00%
Tier I capital to risk weighted assets                          29,045     28.52%        4,051 >=    4.00%        6,076 >=     6.00%
Leverage ratio total risk based capital to total
 assets                                                         30,122     23.79%        5,043 >=    4.00%        6,304 >=     5.00%

------------------------------------------------------------------------------------------------------------------------------------

As of  December 31, 1999
Total risk based capital to risk weighted assets              $ 31,585     38.75%      $ 6,521 >=    8.00%     $  8,151 >=    10.00%
Tier I capital to risk weighted assets                          30,858     37.86%        3,261 >=    4.00%        4,891 >=     6.00%
Leverage ratio total risk based capital to total
 assets                                                         31,585     32.55%        3,881 >=    4.00%        4,852 >=     5.00%


Table 6.

                 Cardinal Financial Corporation and Subsidiaries
                     Interest Rate Sensitivity Gap Analysis
                               As of June 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                             -----------------------------------------------------------------------
                                                                 1-90        91-180     181-365       1-5        Over 5
                                                                 Days         Days       Days        Years        Years       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                       ASSETS
------------------------------------------------------------------------------------------------------------------------------------
Investment securities available-for-sale
U.S. Government agency securities                              $      -    $      -    $      -    $  2,919     $    433    $  3,352
Mortgage-backed securities                                            -           -           -           -        1,184       1,184
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities available-for-sale                        -           -           -       2,919        1,617       4,536
------------------------------------------------------------------------------------------------------------------------------------
Other investments                                                     -           -           -           -        1,028       1,028
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold                                               18,800           -           -           -            -      18,800
------------------------------------------------------------------------------------------------------------------------------------
Loans
Commercial -fixed                                                 4,939       1,060       1,648       8,778        3,394      19,819
Commercial - variable                                            12,241         241         487      19,339        6,861      39,169
Real estate - construction fixed                                      -           -           -           -            -           -
Real estate - construction variable                               2,222           -           -           -            -       2,222
Real estate - residential fixed                                      13          14          32       1,806          439       2,304
Real estate - residential variable                                1,643          49         101       9,454        2,720      13,967
Home equity lines                                                 5,549         492           -           -            -       6,041
Consumer - fixed                                                    799          89         182         998        2,477       4,545
Consumer - variable                                                 812         111           4          80        4,418       5,425
------------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net of fees                                    28,218       2,056       2,454      40,455       20,309      93,492
------------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                                             47,018       2,056       2,454      43,374       22,954     117,856
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Assets                               $ 47,018    $ 49,074    $ 51,528    $ 94,902     $117,856
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Deposits
Demand deposits                                                $ 22,520    $      -    $      -    $      -     $      -    $ 22,520
Interest checking                                                 3,760           -           -           -            -       3,760
Statement savings                                                   818           -           -           -            -         818
Money market accounts                                            12,240           -           -           -            -      12,240
Certificates of deposit - fixed                                   4,026       3,923      16,929       8,109            -      32,987
Certificates of deposit - no penalty                                  2         105       7,270      11,437            -      18,814
------------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                   43,366       4,028      24,199      19,546            -      91,139
------------------------------------------------------------------------------------------------------------------------------------
Borrowings - short term                                               -       2,000           -       4,000            -       6,000
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities                               43,366       6,028      24,199      23,546            -    $ 97,139
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Liabilities                          $ 43,366    $ 49,394    $ 73,593    $ 97,139     $ 97,139
------------------------------------------------------------------------------------------------------------------------------------

Gap                                                            $  3,652    $ (3,972)   $(21,745)   $ 19,828     $ 22,954
Cumulative Gap                                                    3,652        (320)    (22,065)     (2,237)      20,717
Gap/ Total Assets                                                  2.88%      -3.14%     -17.17%      15.66%       18.13%
Cumulative Gap/ Total Assets                                       2.88%      -0.25%     -17.42%      -1.77%       16.36%
Rate Sensitive Assets/ Rate Sensitive Liabilities                  1.08x       0.34x       0.10x       1.84x           -
Cumulative Rate Sensitive Assets/
                    Cumulative Rate Sensitive Liabilities          1.08x       1.00x       0.70x       0.98x        1.21x

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

               Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

               Not applicable.

Item 3.  Defaults Upon Senior Securities

               Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Shareholders (the "Meeting") of Cardinal Financial Corporation (the "Company") was held on June 14, 2000. The Shareholders voted on the election of three individuals to serve as directors of the Company for a term of three years each and one individual to serve as a director of the Company for a term of two years. The results of the voting on these matters are set forth below.

                                      Election of Directors

                                                 For              Withheld
               Terms of Three Years
               --------------------
               Robert M. Barlow                3,313,606           68,850
               Anne B. Hazel                   3,311,806           70,650
               James D. Russo                  3,313,606           68,850

               Term of Two Years
               -----------------
               J. Hamilton Lambert             3,308,272           74,184

               No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 5.  Other Information

               On April 17, 2000, the Company entered into a definitive agreement to acquire Heritage Bancorp, Inc. ("Heritage"). Under the terms of the agreement, the Company will issue a combination of cash and shares of convertible preferred stock to the shareholders of Heritage in exchange for all of the outstanding shares of Heritage's common stock. Heritage's shareholders will be able to elect to receive $6.00 in cash or 1.2 shares of convertible preferred stock for each share of Heritage stock, subject to certain adjustments to permit the Company to issue an equal amount of cash and convertible preferred stock. The transaction will be accounted for by Cardinal as a purchase. Under the purchase method, the assets and liabilities of Heritage will be recorded on the books of Cardinal at their respective fair values as of the effective date of the transaction. The transaction has been approved by the shareholders of both the Company and Heritage and by the Board of Governors of the Federal Reserve System. The Company is currently awaiting state approval of the transaction and expects to complete the transaction in the third quarter of 2000.

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


                                           CARDINAL FINANCIAL CORPORATION



Date:  August 14, 2000                     /s/ L. Burwell Gunn, Jr.
                                           -------------------------------------
                                           L. Burwell Gunn, Jr.
                                           President and Chief Executive Officer



Date:  August 14, 2000                     /s/ Joseph L. Borrelli
                                           -------------------------------------
                                           Joseph L. Borrelli
                                           Chief Financial Officer