Form 10QSB
period 2000-09-30
CARDINAL FINANCIAL CORP
filed 2000-11-21
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

          4,245,759 shares of common stock, par value $1.00 per share, outstanding as of September 30, 2000

                         CARDINAL FINANCIAL CORPORATION

                                TABLE OF CONTENTS

                                                                                              Page No.
Part I.       Financial Information
         Item 1.  Financial Statements

                  Consolidated Statements of Condition
                  September 30, 2000 (Unaudited) and December 31, 1999.............................3

                  Consolidated Statements of Operations (Unaudited)
                  For the Three and Nine Months Ended
                  September 30, 2000 and September 30, 1999........................................4

                  Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                  For the Three and Nine Months Ended
                  September 30, 2000 and September 30, 1999........................................5

                  Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Nine Months Ended September 30, 2000 and September 30, 1999..............6

                  Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended September 30, 2000 and September 30, 1999..............7

                  Notes to Condensed Consolidated Financial Statements (Unaudited).................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operation...............................................12


Part II.      Other Information

         Item 1.  Legal Proceedings...............................................................23

         Item 2.  Changes in Securities and Use of Proceeds.......................................23

         Item 3.  Defaults Upon Senior Securities.................................................23

         Item 4.  Submission of Matters to a Vote of Security Holders.............................23

         Item 5.  Other Information...............................................................23

         Item 6.  Exhibits and Reports on Form 8-K................................................24

Signatures


                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                 As of September 30, 2000 and December 31, 1999
                      (In thousands, except per share data)

                                                                                   (Unaudited)
                                                                                   September 30,       December 31,
                                    Assets                                              2000                1999
                                                                                   -------------       -------------
Cash & due from banks                                                              $       8,779       $       6,018
Federal funds sold                                                                        31,809              13,025
                                                                                   -------------       -------------
                   Total cash and cash equivalents                                        40,588              19,043

Investment securities available-for-sale                                                   9,396               4,807
Other investments                                                                          1,398               1,015

Loans receivable, net of fees                                                            140,411              68,167
Allowance for loan losses                                                                 (1,678)               (726)
                                                                                   -------------       -------------
                                                                                         138,733              67,441
Premises and equipment, net                                                                5,185               4,203
Intangibles                                                                                9,736                   -
Accrued interest and other assets                                                          1,356                 524
                                                                                   -------------       -------------
                   Total assets                                                    $     206,392       $      97,033
                                                                                   =============       =============
                     Liabilities and Shareholders' Equity
Deposits                                                                           $     154,064       $      59,873
Borrowings                                                                                 8,684               6,000
Accrued interest and other liabilities                                                     8,406                 415
                                                                                   -------------       -------------
                   Total liabilities                                                     171,154              66,288

Preferred stock, cumulative convertible, $1 par value, 1,412,000 shares authorized,
    shares outstanding 1,411,499 in 2000                                                   1,411                   -
Common stock, $1 par value, 50,000,000 shares authorized,
    shares outstanding 4,245,759 in 2000 and 4,242,634 in 1999                             4,246               4,243
Additional paid in capital                                                                38,451              32,496
Accumulated deficit                                                                       (8,730)             (5,881)
Accumulated other comprehensive income (loss)                                               (140)               (113)
                                                                                   -------------       -------------
                   Total shareholders' equity                                             35,238              30,745
                                                                                   -------------       -------------
                   Total liabilities and shareholders' equity                      $     206,392       $      97,033
                                                                                   =============       =============


See accompanying notes to consolidated financial statements

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                                 --------------------------------    -------------------------------
                                                                       2000              1999             2000              1999
                                                                  ------------       ------------    ------------      ------------
Interest income:
   Loans receivable                                               $  2,397,414       $    752,265    $  5,809,900      $  1,578,313
   Federal funds sold                                                  390,979            294,246         961,091           938,675
   Investment securities available-for-sale                             99,407             89,879         242,588           316,378
   Other investments                                                    16,155              9,335          48,666            16,932
                                                                  ------------       ------------    ------------      ------------
          Total interest income                                      2,903,955          1,145,725       7,062,245         2,850,298

Interest expense:
   Deposits                                                          1,150,749            309,703       2,628,544           734,515
   Borrowings                                                          117,110             50,635         308,837            50,908
                                                                  ------------       ------------    ------------      ------------
          Total interest expense                                     1,267,859            360,338       2,937,381           785,423
                                                                  ------------       ------------    ------------      ------------
          Net interest income                                        1,636,096            785,387       4,124,864         2,064,875

Provision for loan losses                                              180,069            212,500         530,951           401,304
                                                                  ------------       ------------    ------------      ------------
          Net interest income after provision for loan losses        1,456,027            572,887       3,593,913         1,663,571

Non-interest income:
   Service charges on deposit accounts                                  36,617             10,257          83,385            21,949
   Loan service charges                                                100,413             60,081         262,615           100,207
   Investment fee income                                               371,432            368,553       1,171,120           648,734
   Gains from sale of securities                                             -                  -               -            12,087
   Other income                                                         65,262              3,214         136,814            17,898
                                                                  ------------       ------------    ------------      ------------
          Total non-interest income                                    573,724            442,105       1,653,934           800,875

Non-interest expense:
   Salary and benefits                                               1,586,908          1,265,550       4,428,927         3,029,079
   Occupancy                                                           267,705            209,617         711,931           630,462
   Professional fees                                                   164,709            186,005         417,772           500,743
   Depreciation                                                        159,322             83,930         422,559           214,798
   Other operating expenses                                            838,510            525,313       2,073,960         1,175,657
                                                                  ------------       ------------    ------------      ------------
          Total non-interest expense                                 3,017,154          2,270,415       8,055,149         5,550,739
                                                                  ------------       ------------    ------------      ------------
          Net loss before income taxes                                (987,403)        (1,255,423)     (2,807,302)       (3,086,293)

Provision for income taxes                                                   -                  -               -                 -
                                                                  ------------       ------------    ------------      ------------
Net Loss                                                          $   (987,403)      $(1,255,423)    $ (2,807,302)     $ (3,086,293)
                                                                  ------------       ------------    ------------      ------------
Dividends to Preferred Shareholders                                     42,636                  -          42,636                 -

Net Loss to Common Shareholders                                     (1,030,039)        (1,255,423)     (2,849,938)       (3,086,293)
                                                                  ============       ============    ============      ============
Basic and diluted loss per share                                  $      (0.24)      $      (0.30)   $      (0.67)     $      (0.73)
                                                                  ============       ============    ============      ============
Weighted-average shares outstanding                                  4,245,759          4,241,604       4,244,721         4,240,207
                                                                  ============       ============    ============      ============

See accompanying notes to consolidated financial statements.


                                      CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                              For the Three and Nine Months Ended September 30, 2000 and 1999
                                                       (Unaudited)

                                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                                        -------------------------------     -------------------------------
                                                            2000             1999                 2000            1999
                                                        -------------    -------------       -------------    -------------
Net loss                                                $    (987,403)   $  (1,255,423)         (2,807,302)      (3,086,293)
Other comprehensive loss:
   Unrealized holding gain (loss) on available-for-sale
        investment securities, net of tax                      53,944          (21,551)            (27,009)        (103,878)
                                                        -------------    -------------       -------------    -------------
Comprehensive loss                                      $    (933,459)   $  (1,276,974)         (2,834,311)      (3,190,171)
                                                        =============    =============       =============    =============


See accompanying notes to consolidated financial statements.

                                                  CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               For the Nine Months Ended September 30, 2000 and 1999
                                                       (In thousands, except per share data)
                                                                     (Unaudited)

                                                                                                             Accumulated
                                                                                  Additional                    Other
                                                           Common     Preferred    Paid-in     Accumulated  Comprehensive
                                                Shares      Stock       Stock      Capital       Deficit     Income (Loss)   Total
                                               --------  -----------  ----------- ----------  ------------- -------------- ---------
Balance, January 1, 1999                          4,240  $    4,240   $       -    $  32,327  $    (1,842)    $        3   $ 34,728

Issuance of 3,125 shares of common stock
par value $1, at $7.06 per share, net of costs        3           3           -           19            -              -         22

Reversal of Expense Accrual from
    Public Offering                                   -           -           -          138            -              -        138

Change in unrealized holding loss on
    investment securities available-for-sale,         -           -           -            -            -           (104)      (104)
    net of tax

Net loss                                              -           -           -            -       (3,086)             -     (3,086)
                                               --------  ----------    --------    ---------  -----------   ------------   --------
Balance, September 30, 1999                       4,243  $    4,243    $      -    $  32,484  $    (4,928)  $       (101)  $ 31,698
===================================================================================================================================

Balance, January 1, 2000                          4,243  $    4,243    $      -    $  32,496  $    (5,881)  $       (113)  $ 30,745

Issuance of 1,411,499 shares of cumulative
preferred stock, par value $1                         -           -       1,411        5,645            -              -      7,056

Issuance of common stock option in
connection with the acquisition                       -           -           -          301            -              -        301

Issuance of stock awards                              3           3           -            9            -              -         12

Dividends declared on preferred stock                 -           -           -            -          (42)             -        (42)

Change in unrealized holding loss on
    investment securities available-for-sale          -           -           -            -            -            (27)       (27)

Net loss                                              -           -           -            -       (2,807)             -     (2,807)
                                               --------  ----------    --------    ---------  -----------   ------------   --------
Balance, September 30, 2000                       4,246  $    4,246    $  1,411    $  38,451   $   (8,730)   $      (140)  $ 35,238
===================================================================================================================================


See accompanying notes to consolidated financial statements

                         CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                      For the Nine Months Ended September 30, 2000 and 1999
                                         (In thousands)
                                           (Unaudited)

                                                                              2000             1999
                                                                           ----------       ---------
Cash flows from operating activities:
    Net loss                                                               $   (2,807)      $  (3,086)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                              423             215
        Amortization of intangibles                                                59               -
        Provision for loan losses                                                 531             401
        Gain on sale of investment securities available-for-sale                    -             (12)
        Increase in accrued interest and other assets                            (225)           (313)
        Increase in accrued interest and other liabilities                      6,703             337
        Compensation related to stock awards                                       12              22
                                                                           ----------       ---------
               Net cash used in operating activities                            4,696          (2,436)
                                                                           ----------       ---------
Cash flows from investing activities:
    Purchase of premises and equipment                                           (653)         (2,591)
    Proceeds from sale of securities                                                -           3,341
    Purchase of investment securities-available-for-sale                            -            (637)
    Purchase of other investments                                                 (18)              -
    Redemptions of investment securities-available-for-sale                       312           4,030
    Net increase in loan portfolio                                            (34,384)        (28,170)
    Net cash acquired in merger                                                11,090               -
                                                                           ----------       ---------
               Net cash used in investing activities                          (23,653)        (24,027)
                                                                           ----------       ---------
Cash flows from financing activities:
    Net increase in deposits                                                   40,292          25,308
    Net increase in short-term borrowings                                         252           3,000
    Dividends declared on preferred stock                                         (42)              -
    Reversal of accrued costs related to public offering                            -             138
                                                                           ----------       ---------
            Net cash provided by financing activities                          40,502          28,446
                                                                           ----------       ---------
Net increase in cash and cash equivalents                                      21,545           1,983

Cash and cash equivalents at beginning of period                               19,043          25,350
                                                                           ----------       ---------
Cash and cash equivalents at end of period                                 $   40,588       $  27,333
                                                                           ==========       =========
Supplemental disclosure of cash flow information:
    Cash paid during period for interest:                                  $    2,870       $     733
                                                                           ==========       =========

Supplemental schedule of noncash investing and financing activities: The company purchased all of the common stock of Heritage Bancorp, Inc. for $14.4 million. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                        $   71,974
    Cash paid                                                (7,059)
    Preferred stock issued                                   (7,056)
    Issuance of common stock options                           (301)
                                                         ----------
    Liabilities assumed                                      57,558


See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly owned subsidiaries, Cardinal Bank, N.A., Cardinal Wealth Services, Inc., Cardinal Bank - Manassas/Prince William, N.A. and Cardinal Bank - Dulles, N.A. On September 1, 2000, the Company completed its acquisition of Heritage Bancorp, Inc. ("Heritage"). Heritage's sole subsidiary, The Heritage Bank, is now the Company's fourth banking subsidiary and has been renamed Cardinal Bank - Potomac.

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


Note 2

Acquisition

On September 1, 2000, the Company acquired 100% of the outstanding common stock of Heritage for a combination of cash, shares of convertible preferred stock and stock options totaling $14.4 million. Accordingly, the results of operations of the Company include the results of Heritage from September 1, 2000 forward. The transaction was accounted for using the purchase method of accounting. At consummation, Heritage had assets of approximately $62.2 million, loans, net of fees, of $37.8 million and deposits of $54.0 million, all of which reflected purchase accounting adjustments. The following table presents pro forma results of operations for the nine months ended September 30, 1999 and September 30, 2000 as though the Company and Heritage had combined at the beginning of the reporting period:

                                                          Pro Forma
                                                      Nine Months Ended
                                                         September 30,
                                                   2000                1999
                                               ------------        ------------
         Net interest income                   $  6,372,467        $  4,556,113
         Provision for loan losses                  530,951             419,304
         Non-interest income                      1,176,096             950,875
         Non-interest expense                    10,898,501           8,139,146
                                               ------------        ------------
         Net income (loss)                     $ (3,880,889)       $ (3,051,462)
                                               ============        ============

         Earnings per share:
                       Basic                   $      (0.91)       $      (0.72)
                       Diluted                        (0.91)              (0.72)



Note 3

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

Information about reportable segments, and reconciliation of such information to
the  consolidated   financial   statements  as  of  and  for  the  quarters  and
year-to-date periods ended September 30, 2000 and 1999 follows:

For the Three Months Ended September 30, 2000:

                             Commercial        Investment       Intersegment
                               Banking          Advisory         Elimination      Other         Consolidated
                            --------------------------------------------------------------------------------
Net interest income         $   1,498,304    $           -    $           -   $     137,792    $   1,636,096
Provision for loan losses         180,069                -                -               -          180,069

Non-interest income               185,670          371,432                -          16,622          573,724
Non-interest expense            1,679,414          494,961                -         842,779        3,017,154
                            --------------------------------------------------------------------------------
Net income (loss)           $    (175,509)   $    (123,529)   $           -   $    (688,365)   $    (987,403)
                            ================================================================================

For the Nine Months Ended September 30, 2000:

                             Commercial        Investment       Intersegment
                               Banking          Advisory         Elimination      Other         Consolidated
                            ---------------------------------------------------------------------------------
Net interest income         $   3,695,743    $           -    $           -    $     429,121    $   4,124,864
Provision for loan losses         530,951                -                -                -          530,951
Non-interest income               453,971        1,171,120           (3,551)          32,394        1,653,934
Non-interest expense            4,577,134        1,524,184           (3,551)       1,957,382        8,055,149
                            ---------------------------------------------------------------------------------
Net income (loss)           $    (958,371)   $    (353,064)   $           -    $  (1,495,867)   $  (2,807,302)
                            =================================================================================

Total Assets                $ 183,236,012    $     217,179    $ (19,711,468)   $  42,649,954    $ 206,391,677


For the Three Months Ended September 30, 1999:

                             Commercial        Investment       Intersegment
                               Banking          Advisory         Elimination      Other         Consolidated
                            --------------------------------------------------------------------------------
Net interest income         $     646,807    $           -    $           -   $     140,354    $     787,161
Provision for loan losses         212,500                -                -               -          212,500
Non-interest income                71,778          368,553                -               -          440,331
Non-interest expense            1,250,460          554,753                -         465,202        2,270,415
                            --------------------------------------------------------------------------------
Net income (loss)           $    (744,375)   $    (186,200)   $               $    (324,848)   $  (1,255,423)
                            ================================================================================


For the Nine Months Ended September 30, 1999:

                             Commercial        Investment       Intersegment
                               Banking          Advisory         Elimination      Other         Consolidated
                            ---------------------------------------------------------------------------------
Net interest income         $   1,302,116    $           -    $           -    $     765,900    $   2,068,016
Provision for loan losses         401,304                -                -                -          401,304
Non-interest income               149,000          648,734                -                -          797,734
Non-interest expense            2,836,484        1,130,218                -        1,584,037        5,550,739
                            ---------------------------------------------------------------------------------
Net income (loss)           $  (1,786,672)   $    (481,484)   $           -    $    (818,137)   $  (3,086,293)
                            =================================================================================

Total Assets                $  69,606,898    $     477,197    $ (19,774,865)   $  32,600,662    $  82,909,892


The Company does not have operating segments other than those reported. Parent company financial information is included in the "Other" category above and represents the overhead function rather than an operating segment. Parent company net interest income is comprised of interest income from fed funds, investment securities and certificates of deposit.


Note 4

Earnings Per Share

The following table discloses the calculation of basic and diluted earnings per share for the three months and nine months ended September 30, 2000 and 1999. Because the Company had net losses due to the start-up nature of the organization, all stock options issued to date (331,199 as of September 30, 2000) have an anti-dilutive effect and, therefore, have been excluded from the earnings per share calculation.

                                                       Three Months Ended September 30,       Nine Months Ended September 30,
                                                           2000                1999              2000                    1999
                                                       --------------------------------      --------------------------------
Net loss                                               $  (987,403)        $(1,255,423)      $(2,807,302)        $(3,086,293)

Dividends to preferred shareholders                         42,636                   -            42,636                   -

Net loss to common shareholders                         (1,030,039)         (1,255,423)       (2,849,938)         (3,086,293)

Weighted average shares for basic and diluted            4,245,759           4,241,604         4,244,721           4,240,207

Basic and diluted loss per share                       $     (0.24)        $     (0.30)      $     (0.67)        $     (0.73)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Cardinal Financial Corporation (the "Company") is a multi-bank holding company that includes one non-bank subsidiary. The Company began operations on November 24, 1997 and completed a private offering in late 1997 and early 1998 that raised $10.6 million in capital. Following the private offering, the Company opened its first bank subsidiary, Cardinal Bank, N.A., on June 8, 1998. In July 1998, the Company raised an additional $26.0 million in an initial public offering. In February 1999, Cardinal Wealth Services, Inc. began operations as the Company's non-bank investment advisory subsidiary. Through a strategic alliance with LM Financial Partners, Inc., a wholly owned subsidiary of Legg Mason Inc., Cardinal Wealth Services, Inc. can offer an extensive range of financial products and services. The Company's second bank subsidiary, Cardinal Bank - Manassas/Prince William, N.A., began operations in July 1999. The Company's third bank subsidiary, Cardinal Bank - Dulles, N.A., began operations in August 1999.

In April  2000,  the  Company  announced  the  planned  acquisition  of Heritage
Bancorp, Inc. ("Heritage"), a bank holding company with over $64 million in assets headquartered in McLean, Virginia. Heritage's only subsidiary, The Heritage Bank, operates three branches in McLean, Sterling and Tyson's Corner in northern Virginia. The transaction closed on September 1, 2000 and was accounted for as a purchase. Conversion of systems will occur in the fourth quarter of 2000.

The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999. This discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

Financial Condition

Total assets of the Company were $206.4 million at September 30, 2000 compared to $97.0 million at December 31, 1999, representing an increase of $109.4 or 113%. The increase is due to the acquisition of Heritage on September 1, 2000 as well as deposit and loan production during the nine months ended September 30, 2000. Deposit balances increased from $59.9 million on December 31, 1999 to $154.1 million at September 30, 2000. Of the $94.2 million increase, $40.2 million was due to production and $54.0 million due to the Heritage acquisition. Total loans, net of fees, increased $72.2 million to $140.4 million at September 30, 2000 from $68.2 million at December 31, 1999. The increase in loan balances is due to $37.8 million from the acquisition of Heritage and production of $34.4 million. (See Table 1 for loan portfolio details.) Total cash and cash equivalents were $40.6 million at September 30, 2000 compared to $19.0 million at December 31, 1999. The $21.6 million increase was due primarily to the acquisition of Heritage, which added $11.0 million in cash and cash equivalents. Investment securities available for sale increased $4.6 million to $9.4 million at September 30, 2000 from $4.8 million at December 31, 1999. Again, the increase is attributable to the acquisition of Heritage. (See Table 2 for details of the investment securities available for sale portfolio). As a result of the acquisition, which was accounted for using the purchase method, intangible assets in the amount of $9.7 million were added to the balance sheet. Approximately $100,000 of the intangible assets have been identified as a core deposit intangible. The core deposit intangible is being amortized over 20 months, and the remaining intangible is being amortized over 15 years. Shareholders' equity at September 30, 2000 was $35.2 million compared to $30.7 million at December 31, 1999. The $4.5 million increase represents the capital issued in the Heritage acquisition. As part of the purchase transaction, 1,411,499 shares of cumulative preferred stock with a 7.25% annual dividend were issued.

Results of Operations

Net loss for the three and nine months ended September 30, 2000 was $987 thousand and $2.81 million, respectively, compared with $1.26 million and $3.09 million for the same periods of 1999. The net loss reduction in the third quarter of 2000 compared to the third quarter of 1999 of $268,000 or 21% can be attributed to increased deposit generation and loan production. In addition, the third quarter of 2000 reflects a full quarter operation for the Manassas/PrinceWilliam and Dulles banks, plus one month of operations from Cardinal Bank - Potomac (formerly The Heritage Bank). Return on average assets and return on average equity for the three months ended September 30, 2000 were -2.56% and -12.17%, respectively. For the three months ended September 30, 1999, return on average assets and return on average equity were -6.79% and -15.47% respectively.

Net interest income is the Company's primary source of revenue and represents the difference between interest and fees earned on interest bearing assets and the interest paid on deposits and other interest bearing liabilities. Net interest income before provision for loan losses for the three and nine months ended September 30, 2000 was $1.64 million and $4.12 million, respectively, compared to $785 thousand and $2.06 million for the same periods in 1999. The significant increase in net interest income represents the full operations of three banks in the third quarter of 2000 as well as one month of operations for the Company's fourth bank, Cardinal Bank - Potomac.

The Company's net interest margin for the three and nine months ended September 30, 2000 was 4.96% and 4.92%, respectively, compared to 4.70% and 4.67% for the same periods in 1999. The 26 basis point increase in the margin for the third quarter of 2000 can be attributed to a change in deposit mix as non-interest-bearing liabilities fund a higher percentage of interest bearing liabilities at September 30, 2000 than at September 30, 1999. Table 3 presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of interest income and interest expense.

The provision for loan losses for the three and nine months ended September 30, 2000 was $180.1 thousand and $531.0 thousand, respectively, compared to $212.5 thousand and $401.3 thousand for the same periods in 1999. The allowance for loan losses at September 30, 2000 was $1.68 million compared to $726 thousand at December 31, 1999. The ratio of the allowance for loan losses to gross loans at September 30, 2000 was 1.20% compared to a ratio of 1.07% at December 31, 1999. The Company's loan balances include certain types of loans that have been structured such that the risk of loss is reduced by third party guarantees or additional collateral. These loans include purchased loans where the seller is required to absorb losses of up to 115 basis points of the outstanding balances and business manager loan receivables (funding of small business accounts receivable) where the borrower maintains a minimum of 10% of the outstanding balance in a restricted deposit account. Table 4 reflects the components of the allowance for loan losses and calculates the loan loss ratio two ways; first, with total gross loans, and second, with total gross loans less purchased loans and business manager receivables. The Company's ratio of non-performing loans to total gross loans was 0.46% at September 30, 2000 compared to 0.00% at September 30, 1999.

Non-interest income for the three and nine months ended September 30, 2000 was $573.7 thousand and $1.65 million, respectively, compared to $442.1 thousand and $800.9 thousand for the same periods in 1999. The increase in non-interest income was due to higher investment fee income generated by Cardinal Wealth Services, Inc., as well as additional fees generated by the Company's bank subsidiaries.

Non-interest expense for the three and nine months ended September 30, 2000 was $3.02 million and $8.06 million, respectively, compared to $2.27 million and $5.55 million for the same periods in 1999. The increase in non-interest expense can be attributed to the full period operations in 2000 of two additional de novo banks (Manassas/Prince William and Dulles) as well as the operations for one month in the third quarter of 2000 of Cardinal Bank -Potomac.

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

For the three and nine months ended September 30, 2000, the commercial banking segment had net losses of $175.5 thousand and $958.4 thousand, respectively, compared to net losses of $744.4 thousand and $1.79 million for the same periods in 1999. As of September 30, 2000, total assets were $183.2 million, total loans were $140.4 million and deposits were $154.1 million. As of September 30, 1999, total assets were $69.6 million, total loans were $44.5 million and total deposits were $47.2 million.

Investment Advisory Services

The investment advisory services segment provides financial and estate planning services utilizing a host of products provided through a strategic alliance with Legg Mason Financial Partners, a wholly owned subsidiary of Legg Mason, Inc. Operations for this segment began February 1, 1999.

For the three and nine months ended September 30, 2000, the investment advisory services segment had net losses of $123.5 thousand and $353.1 thousand, respectively, compared to net losses of $186.2 thousand and $481.5 thousand for the same periods in 1999. As of September 30, 2000, total assets were $217.2 thousand and assets under management were $81.1 million. As of September 30, 1999, total assets were $477.2 thousand and assets under management were $49.3 million.

Capital Resources

Shareholders' equity at September 30, 2000 was $35.2 million compared to $30.7 million at December 31, 1999. The increase in equity is due to the issuance of preferred stock in connection with the acquisition of Heritage offset somewhat by the net loss recorded for the nine months ended September 30, 2000. At September 30, 2000, the Company's tier 1 and total risk based capital ratios were 21.5% and 22.2% respectively. At December 31, 1999, the Company's tier 1 and total risk-based capital ratios were 37.9% and 38.8%, respectively. The decline in the Company's capital ratios is due to the increase in assets as well as the absorption of operating losses. Table 5 reflects the components of regulatory capital. The Company continues to maintain a capital structure that places it well above minimum regulatory requirements.

Liquidity

Liquidity provides the Company with the ability to meet normal deposit withdrawals while also providing for the credit needs of customers. At September 30, 2000, cash and cash equivalents and securities available for sale totaled $50.0 million or 24% of total assets compared to $23.9 million or 25% of total assets at December 31, 1999. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

Interest Rate Sensitivity

An important element of asset/liability management is the monitoring of the Company's sensitivity to interest rate movements. In order to measure the effect of interest rates on the Company's net interest income, management takes into consideration the expected cash flow from the loan and securities portfolios and the expected magnitude of the repricing of specific asset and liability categories. Management evaluates interest sensitivity risk and then formulates guidelines to manage this risk based upon its outlook regarding the economy, forecasted interest rate movements and other business factors. Management's goal is to maximize and stabilize the net interest margin by limiting exposure to interest rate changes.

The data in Table 6 reflects re-pricing or expected maturities of various assets and liabilities as of September 30, 2000. This "gap" analysis represents the difference between interest sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that exists at one particular point in time, and assumes that assets and liabilities with similar re-pricing characteristics will re-price at the same time and to the same degree.

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

Table 1.

                 Cardinal Financial Corporation and Subsidiaries
                                      Loans
                             (Dollars in thousands)
                                   (Unaudited)

                                                 September 30,               December 31,
                                                     2000                       1999
                                        --------------------------    -------------------------

Commercial                              $       41,814      29.54%    $       22,558      33.10%
Real estate - commercial                        52,701      38.18%            19,780      29.03%
Real estate - construction                       5,184       3.66%               870       1.28%
Real estate - residential                       17,346      12.25%            11,851      17.39%
Home equity lines                               13,136       9.28%             3,777       5.54%
Consumer                                        10,029       7.09%             9,311      13.66%
                                        --------------------------    -------------------------

Gross loans                             $      140,210     100.00%    $       68,147     100.00%

Less: unearned income, net                         201                           20
Less: allowance for loan losses                 (1,678)                        (726)
                                        --------------                -------------

Total loans, net                        $      138,733                $      67,441
                                        ==============                =============

Table 2.

                Cardinal Financial Corporation and Subsidiaries
                   Investment Securities - Available-for-Sale
                 As of September 30, 2000 and December 31, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                 Amortized        Fair       Unrealized     Average
As of  September 30, 2000                                          Par Value        Cost         Value      Gain/(Loss)      Yield
                                                               ---------------------------------------------------------------------
U.S. Government Agencies and Enterprises
     Within one year                                                     500           500           496            (4)        5.73%
     One to five years                                                 6,500         6,442         6,408           (34)        6.28%
     After ten years                                                   1,384         1,427         1,358           (69)        7.59%
------------------------------------------------------------------------------------------------------------------------------------
            Total U.S. Government Agencies                           $ 8,384       $ 8,369       $ 8,262        $ (107)        6.46%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-Backed Securities
    Within one year                                                       71            71            71             -         5.27%
    One to five years                                                    705           707           690           (17)        6.05%
     Five to ten years                                                   388           389           373           (16)        5.96%
     After ten years                                                       -             -             -             -         0.00%
------------------------------------------------------------------------------------------------------------------------------------
            Total Mortgage-Backed Securities                         $ 1,164       $ 1,167       $ 1,134        $  (33)        5.97%
------------------------------------------------------------------------------------------------------------------------------------

            Total Investment Securities-Available-for-Sale           $ 9,548       $ 9,536       $ 9,396        $ (140)        6.40%
            ========================================================================================================================


                                                                                 Amortized        Fair       Unrealized     Average
As of December 31, 1999                                            Par Value        Cost         Value      Gain/(Loss)      Yield
                                                               ---------------------------------------------------------------------
U.S. Government Agencies and Enterprises
     One to five years                                               $ 3,000       $ 3,000       $ 2,927       $   (73)        5.90%
     After ten years                                                     500           499           445           (54)        6.26%
------------------------------------------------------------------------------------------------------------------------------------
            Total U.S. Government Agencies                           $ 3,500       $ 3,499       $ 3,372       $  (127)        5.95%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-Backed Securities
     Within one year                                                 $    89       $    89       $    89             -         6.20%
     Five to ten years                                                   216           217           215            (2)        5.40%
     After ten years                                                   1,170         1,173         1,131           (42)        5.86%
------------------------------------------------------------------------------------------------------------------------------------
            Total Mortgage-Backed Securities                         $ 1,475       $ 1,479       $ 1,435        $  (44)        5.87%
------------------------------------------------------------------------------------------------------------------------------------

            Total Investment Securities-Available-for-Sale           $ 4,975       $ 4,978       $ 4,807        $ (171)        5.93%
                                                               =====================================================================

Table 3.

                Cardinal Financial Corporation and Subsidiaries
                Rate and Volume Analysis (Tax Equivalent Basis)
                                 (In thousands)
                                  (Unaudited)

   Three Months         Three Months                                           Three Months                      Three Months
Ended September 30,  Ended September 30,                                    Ended September 30,               Ended September 30,
  Average Volume       Average Rate                                            Interest           Increase     Attributable to
  2000      1999       2000    1999                                           2000      1999     (Decrease)     Rate     Volume
-------------------------------------                                    --------------------  -------------  ------------------
                                               Interest Income
                                       Loans:
  $ 33,601 $ 10,530    9.76%   8.47%      Commercial                         $ 821     $ 223        $ 598        $ 111  $   487
    33,901   12,746    7.47%   7.31%      Real estate - commercial             633       233          400           13      387
     3,373    1,071   10.12%   8.59%      Real estate - construction            85        23           62           13       49
    19,746    9,446    9.33%   7.54%      Real estate - residential            460       178          282           89      194
     8,253    2,819    8.85%   7.38%      Home equity lines                    183        52          131           31      100
     9,635    1,053    8.95%   8.36%      Consumer                             216        22          194           14      180
--------------------------------------------------------------------------------------------------------------------------------
   108,509   37,665    8.83%   7.76%               Total loans               2,398       731        1,667        $ 271  $ 1,396

     6,310    6,783    6.30%   5.90%   Investment Securities - AFS              99       100           (1)           6       (7)

     1,036        -    6.24%   0.00%   Other Investments                        16         -           16           16        -

    22,906   22,995    6.85%   5.11%   Federal funds sold                      391       294           97           98       (1)

--------------------------------------------------------------------------------------------------------------------------------
 $ 138,761 $ 67,443    8.37%   6.67%   Total interest-earning assets       $ 2,904   $ 1,125      $ 1,779        $ 391  $ 1,388
================================================================================================================================

                                                  Interest Expense

     6,244    2,461    2.10%   2.12%      Interest Checking                     33        13           20           (0)      20
    16,169    7,692    3.37%   3.65%      Money Markets                        136        70           66          (11)      77
     2,216      248    2.97%   3.23%      Statement Savings                     16         2           14           (1)      15
    62,115   18,201    6.24%   4.96%      Certificates of Deposit              966       225          741          198      543
--------------------------------------------------------------------------------------------------------------------------------
    86,744   28,602    5.32%   4.35%   Total interest-bearing liabilities    1,151       310          841          186      655

     6,875    3,000    6.83%   6.82%   Borrowings                              117        51           66            0       66

--------------------------------------------------------------------------------------------------------------------------------
  $ 93,619 $ 31,602    5.43%   4.58%   Total interest-bearing liabilities  $ 1,268   $   361      $   907        $ 186  $   721
================================================================================================================================

    55,358   41,810                    Other Sources - Net                       -         -            -            -        -
--------------------------------------------------------------------------------------------------------------------------------
   148,976   73,412    3.41%   1.97%   Total Sources of Funds                1,268       361          907          186      721
--------------------------------------------------------------------------------------------------------------------------------

  $ 45,142 $ 35,841    4.95%   4.70%   Net Interest Margin                 $ 1,636   $   764      $   872        $ 205  $   667
================================================================================================================================

Table 3 continued.

                Cardinal Financial Corporation and Subsidiaries
                Rate and Volume Analysis (Tax Equivalent Basis)
                                 (In thousands)
                                  (Unaudited)

    Nine Months          Nine Months                                            Nine Months                        Nine Months
 Ended September 30, Ended September 30,                                    Ended September 30,                Ended September 30,
   Average Volume       Average Rate                                             Interest          Increase      Attributable to
   2000      1999       2000     1999                                         2000      1999      (Decrease)     Rate     Volume
----------------------------------------                                   --------------------  ------------  --------------------
                                                Interest Income
                                          Loans:
  $ 27,978  $ 7,977    9.51%      8.19%      Commercial                       $ 1,996     $ 490      $ 1,506        $ 290  $ 1,216
    30,020    7,335    7.53%      8.18%      Real estate - commercial           1,696       450        1,246         (144)   1,390
     1,990      796    9.78%      8.88%      Real estate - construction           146        53           93           13       80
    15,068    7,194    8.96%      7.38%      Real estate - residentia           1,012       398          614          177      437
     6,078    2,068    8.62%      6.77%      Home equity lines                    393       105          288           84      204
     9,428      910    8.01%      8.50%      Consumer                             566        58          508          (34)     542
----------------------------------------------------------------------------------------------------------------------------------
    90,562   26,280    8.55%      7.88%               Total loans               5,809     1,554        4,255        $ 386  $ 3,869

     5,136    7,769    6.30%      5.68%   Investment Securities - AFS             243       331          (88)          23     (111)

       971        -    6.68%      0.00%   Other Investments                        49         -           49           49        -

    19,245   25,641    6.66%      4.88%   Federal funds sold                      961       938           23          255     (232)

----------------------------------------------------------------------------------------------------------------------------------
 $ 115,914 $ 59,690    8.12%      6.31%   Total interest-earning assets       $ 7,062   $ 2,823      $ 4,239        $ 713  $ 3,526
==================================================================================================================================

                                                Interest Expense

     4,264    2,199    2.32%      2.08%      Interest Checking                     73        34           39            7       32
    12,666    5,791    3.57%      3.63%      Money Markets                        336       156          180           (5)     185
     1,096      178    3.23%      3.03%      Statement Savings                     26         4           22            2       20
    48,564   14,715    6.08%      4.87%      Certificates of Deposit            2,193       532        1,661          437    1,224
----------------------------------------------------------------------------------------------------------------------------------
    66,590   22,883    5.31%      4.27%   Total interest-bearing liabilities    2,628       726        1,902        $ 441  $ 1,461

     6,261    1,011    6.55%      6.70%   Borrowings                              309        51          258           (3)     261

----------------------------------------------------------------------------------------------------------------------------------
 $  72,851 $ 23,894    5.43%      4.38%   Total interest-bearing liabilities  $ 2,937     $ 777      $ 2,160        $ 438    1,722
==================================================================================================================================

    50,532   39,901                       Other Sources - Net
----------------------------------------------------------------------------------------------------------------------------------
   123,383   63,795    3.21%      1.64%   Total Sources of Funds                2,937       777        2,160          438    1,722
----------------------------------------------------------------------------------------------------------------------------------

 $  43,063 $ 35,796    4.92%      4.67%   Net Interest Margin                 $ 4,125   $ 2,046      $ 2,079          275    1,804
==================================================================================================================================

Table 4.

                    Cardinal Financial Corporation and Subsidiaries
                               Allowance for Loan Losses
                                 (Dollars in thousands)
                                      (Unaudited)

                                                       2000             1999
                                                   -------------   -------------
Beginning balance, January 1                          $   726         $   212

Provision for loan losses                                 531             401

Assumed allowance for loan losses from acquisition
   of Heritage                                            421

Loans charged off:
            Commercial                                      -               -
            Real estate - commercial                        -               -
            Real estate - construction                      -               -
            Real estate - residential                       -               -
            Home equity lines                               -               -
            Consumer                                        -               -
--------------------------------------------------------------------------------
            Total loans charged off                         -               -

Recoveries:
            Commercial                                      -               -
            Real estate - commercial                        -               -
            Real estate - construction                      -               -
            Real estate - residential                       -               -
            Home equity lines                               -               -
            Consumer                                        -               -
--------------------------------------------------------------------------------
            Total recoveries                                -               -

Net charge-offs                                             -               -

Balance, September 30                                 $ 1,678         $   613
================================================================================

                                      September 30,      December 31,       September 30,
                                          2000               1999               1999
                                      ------------       ------------       ------------
Loans:
Balance at period end                 $    140,210       $     68,147       $     44,501
Allowance for loan losses to
Period end loans                              1.20%              1.07%              1.38%

Less: Business Manager                $      3,309       $      1,522       $        948
Less: Purchased Loans                        6,444              7,687                  -
                                      ------------       ------------       ------------
Adjusted Loan Balance                 $    130,457       $     58,938       $     43,553

Allowance for loan losses to
Period end adjusted loans                     1.29%              1.23%              1.41%

Table 5.

                Cardinal Financial Corporation and Subsidiaries
                               Capital Components
                 As of September 30, 2000 and December 31, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                       To Be Well
                                                                                                    Capitalized Under
                                                                               For Capital          Prompt Corrective
                                                            Actual          Adequacy Purposes       Action Provisions
                                                      -----------------     --------------------------------------------
                                                       Amount    Ratio       Amount     Ratio         Amount     Ratio
As of September 30, 2000
Total risk based capital to risk weighted assets      $ 36,540   22.22%     $ 13,155  >  8.00%       $ 16,443  > 10.00%
                                                                                      -                        -
Tier I capital to risk weighted assets                  35,321   21.48%        6,577  >  4.00%          9,866  > 6.00%
Leverage ratio total risk based capital to total                                      -                        -
 assets                                                 36,540   17.70%        8,256  >  4.00%         10,320  > 5.00%
                                                                                      -                        -
------------------------------------------------------------------------------------------------------------------------

As of  December 31, 1999
Total risk based capital to risk weighted assets      $ 31,585   38.75%      $ 6,521  >  8.00%        $ 8,151  > 10.00%
                                                                                      -                        -
Tier I capital to risk weighted assets                  30,858   37.86%        3,261  >  4.00%          4,891  > 6.00%
Leverage ratio total risk based capital to total                                      -                        -
 assets                                                 31,585   32.55%        3,881  >  4.00%          4,852  > 5.00%
                                                                                      -                        -

Table 6.

                Cardinal Financial Corporation and Subsidiaries
                     Interest Rate Sensitivity Gap Analysis
                            As of September 30, 2000
                             (Dollars in thousands)
                                  (Unaudited)

                                                 -----------------------------------------------------------------------------------
                                                         1-90         91-180       181-365        1-5         Over 5
                                                         Days          Days          Days        Years         Years         TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                     ASSETS
------------------------------------------------------------------------------------------------------------------------------------
Investment securities available-for-sale
U.S. Government agency securities                     $    928      $      -     $       -    $   6,906     $     440     $   8,274
Mortgage-backed securities                                  57             -             -        1,065             -         1,122
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities available-for-sale             985             -             -        7,971           440         9,396
------------------------------------------------------------------------------------------------------------------------------------
Other investments                                            -             -             -            -         1,398         1,398
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold                                      31,809             -             -            -             -        31,809
------------------------------------------------------------------------------------------------------------------------------------
Loans
Commercial -fixed                                        2,903         1,013         1,942        4,405         2,472        12,735
Commercial - variable                                   24,082         4,719         1,057       41,823        10,346        82,027
Real estate - construction fixed                             -             -             -            -             -             -
Real estate - construction variable                      5,137             -             -            -             -         5,137
Real estate - residential fixed                             18            21            43        2,792           667         3,541
Real estate - residential variable                       3,450         2,171           132        4,658         3,248        13,659
Home equity lines                                       13,136             -             -            -             -        13,136
Consumer - fixed                                           552           106           213        3,248         1,225         5,344
Consumer - variable                                      1,134           267             4          795         2,431         4,631
------------------------------------------------------------------------------------------------------------------------------------
Loans receivable                                        50,412         8,297         3,391       57,721        20,389       140,210
------------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                                    83,206         8,297         3,391       65,692        22,227       182,813
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Assets                      $ 83,206      $ 91,503     $  94,894    $ 160,586     $ 182,813
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Deposits
Demand deposits                                       $ 25,756      $  5,456     $   2,290    $   2,201     $       -     $  35,703
Interest checking                                        3,940             -             -            -             -         3,940
Statement savings                                        2,124         2,696         3,569        3,429             -        11,818
Money market accounts                                   14,088         5,921         1,986        1,908             -        23,903
Certificates of deposit - fixed                          5,461         9,738        31,341       11,345             -        57,885
Certificates of deposit - no penalty                       106         2,395         8,413        9,901             -        20,815
------------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                          51,475        26,206        47,599       28,784             -       154,064
------------------------------------------------------------------------------------------------------------------------------------
Borrowings - short term                                  9,394             -             -            -             -         9,394
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities                      60,869        26,206        47,599       28,784             -     $ 163,458
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Liabilities                 $ 60,869     $  87,075     $ 134,674    $ 163,458     $ 163,458
------------------------------------------------------------------------------------------------------------------------------------

Gap                                                   $ 22,337     $ (17,909)    $ (44,208)   $  36,908     $  22,227
Cumulative Gap                                          22,337         4,428       (39,780)      (1,534)       20,693
Gap/ Total Assets                                        10.82%        -8.68%       -21.42%       17.88%        10.77%
Cumulative Gap/ Total Assets                             10.82%         2.15%       -19.27%       -0.74%        10.03%
Rate Sensitive Assets/ Rate Sensitive Liabilities         1.37          0.32          0.07         2.33           N/A
Cumulative Rate Sensitive Assets/
          Cumulative Rate Sensitive Liabilities           1.37          1.05          0.70         0.99          1.13


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

              Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

              Not applicable.

Item 3.  Defaults Upon Senior Securities

              Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

              A Special Meeting of Shareholders (the "Meeting") of Cardinal Financial Corporation (the "Company") was held on July 25, 2000. At the Meeting, the Shareholders voted to (i) approve the issuance of shares of the Company's 7.25% Cumulative Convertible Preferred Stock, Series A, under the Amended and Restated Agreement and Plan of Reorganization dated June 19, 2000 by and between Heritage Bancorp, Inc. ("Heritage"), Cardinal Merger Corp. and the Company, which provided for Heritage to be merged with and into Cardinal Merger Corp. and (ii) elect three of Heritage's directors to serve on the Company's board of directors. The results of the voting on these matters are set forth below.

                                               Approval of Issuance of Preferred Stock

                                                                                                          Broker
                                                         For             Against           Abstain       Non-Votes
                 Issuance of Preferred Stock          2,474,472          106,450           18,000           --

                                                        Election of Directors

                                                                  For                       Withheld
                        Harold E. Lieding                      3,441,312                     92,567
                        Kevin B. Tighe                         3,450,012                     83,867
                        George P. Shafran                      3,450,012                     83,867

              No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 5.  Other Information

              Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

              (a)    Exhibits

                     27     Financial Data Schedule (filed electronically only).

              (b)    Reports on Form 8-K

                     On September 18, 2000, the Company filed a Current Report on Form 8-K dated September 1, 2000 to disclose, under Item 2, the consummation of the merger of Heritage Bancorp, Inc., a Virginia corporation, with and into Cardinal Merger Corp., a Virginia corporation and wholly owned subsidiary of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CARDINAL FINANCIAL CORPORATION



Date:  November 20, 2000                   /s/ L. Burwell Gunn, Jr.
                                           -------------------------------------
                                           L. Burwell Gunn, Jr.
                                           President and Chief Executive Officer



Date:  November 20, 2000                   /s/ Joseph L. Borrelli
                                           -------------------------------------
                                           Joseph L. Borrelli
                                           Chief Financial Officer