Form 10KSB
period 2000-12-31
CARDINAL FINANCIAL CORP
filed 2001-04-05
CIK 1060523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                                 (703) 279-5050
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $1.00 par value
            7.25% Cumulative Convertible Preferred Stock, Series A,
                           par value $1.00 per share
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                   Yes __X__   No _____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

         The issuer's revenues for the fiscal year ended December 31, 2000 were $13,248,223.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 28, 2001 was $16,488,274.

         The number of shares outstanding of Common Stock, as of March 28, 2001 was 4,256,297.

                                TABLE OF CONTENTS



                                     PART I

                                                                                          Page
                                                                                          ----
Item 1.     Description of Business.........................................................3

Item 2.     Description of Property........................................................15

Item 3.     Legal Proceedings..............................................................16

Item 4.     Submission of Matters to a Vote of Security Holders............................16


                                     PART II

Item 5.     Market for  Common  Equity  and  Related  Stockholder Matters..................17

Item 6.     Management's  Discussion  and  Analysis of  Financial Condition
            and Results of Operation.......................................................17

Item 7.     Financial Statements...........................................................33

Item 8.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........................................33


                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..............................33

Item 10.    Executive Compensation.........................................................33

Item 11.    Security  Ownership of Certain  Beneficial Owners and Management...............34

Item 12.    Certain Relationships and Related Transactions.................................34

Item 13.    Exhibits, List and Reports on Form 8-K.........................................34


                                     PART I

Item 1.      Description of Business

General

         Cardinal Financial Corporation (the "Company") is a bank holding company that was incorporated under Virginia law in 1997. The Company's four bank subsidiaries (collectively, the "Banks") are as follows:

         o Cardinal Bank, N.A., which is based in Fairfax, Virginia and began operations on June 8, 1998;
         o Cardinal Bank - Manassas/Prince William, N.A., which is based in Manassas, Virginia and began operations on July 26, 1999;
         o Cardinal Bank - Dulles, N.A., which is based in Reston, Virginia and began operations on August 2, 1999; and
         o Cardinal Bank - Potomac, which is based in McLean, Virginia and was known as The Heritage Bank prior to September 1, 2000, when the Company acquired it through a merger with Heritage Bancorp, Inc. ("Heritage") at the subsidiary bank level.

The Company also has an investment advisory subsidiary, Cardinal Wealth Services, Inc., which began operations on February 1, 1999.

         Through its bank subsidiaries, the Company pursues a community banking strategy by offering a broad range of banking products to individuals, professionals and small to medium-sized businesses, with an emphasis on personalized service and local decision-making authority. Management's expansion strategy to date has included attracting experienced local management teams, who have significant decision-making authority at the local bank level, and local independent boards of directors consisting of individuals with strong community affiliations and extensive business backgrounds and business development potential in the identified markets. Each management team operates in a manner that provides responsive, personalized services. The Company provides credit policies and procedures as well as centralized back office functions to provide corporate, technological and marketing support to the Banks.

         The Company's principal executive offices are located at 10555 Main Street, Suite 500, Fairfax, Virginia 22030, and its telephone number is (703) 279-5050. The Company also maintains a web site at www.cardinalbank.com.

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

         In the Company's market area, bank consolidations have been accompanied by the dissolution of local boards of directors and relocation or termination of management and customer service professionals.

The Company believes that local industry consolidation has disrupted customer relationships as the larger regional financial institutions increasingly focus on larger corporate customers, standardized loan and deposit products and other services. Generally, these products and services are offered through less personalized delivery systems, which has created the demand for high quality, personalized services to small and medium-sized businesses and professionals. In addition, consolidation in the local market has created opportunities to attract experienced bankers. Bank acquisitions have dislocated experienced and talented management personnel due to the elimination of redundant functions and the drive to achieve cost savings. Additionally, uncertainty over possible future acquisitions has helped enable the Company to attract officers from other banks that have not been acquired. As a result of these factors, management believes that the Company has taken advantage of a rare opportunity to attract its targeted banking customers and experienced management personnel within the Company's identified markets.

         Initial Capitalization of the Company. The Company funded its start-up and organizational costs through a private offering (the "Private Offering") of 1,409,509 shares of its common stock, par value of $1.00 per share (the "Common Stock"), in the fourth quarter of 1997 and the first quarter of 1998. The total proceeds to the Company in the Private Offering were $10.6 million, of which $8.0 million were used to capitalize Cardinal Bank, N.A., in June 1998. In addition, the Company raised additional capital for general corporate purposes, including the capitalization of Cardinal Wealth Services, Inc. and two additional Banks, and to support the growth of assets and deposits through a public offering (the "Public Offering") of 2,830,000 shares of Common Stock in the third quarter of 1998. The total proceeds to the Company in the Public Offering were $26.0 million, after deducting underwriting discounts and expenses.

         Experienced Board and Management. Seven of the initial members of the Company's Board of Directors were founding directors of First Patriot Bankshares Corporation ("First Patriot"), the holding company for Patriot National Bank, headquartered in Reston, Virginia. First Patriot was organized in 1990 and was acquired in 1997 by an out-of-state bank holding company. John H. Rust, Jr., the Company's Chairman, served as Chairman of First Patriot. Directors of the
Company who were former First Patriot directors include the chairs of First Patriot's loan, audit, strategic planning, compensation and marketing committees. Until he joined the Company in late 1997, L. Burwell Gunn, Jr., the Company's President and Chief Executive Officer, served as Executive Vice President and Commercial Division head for the Greater Washington Region for Crestar Bank. The last 13 years of Mr. Gunn's 25 year career with Crestar all involved service in the northern Virginia area. Each of the Company's other executive officers and directors has extensive banking experience in northern Virginia.

         Acquisition of The Heritage Bank. On September 1, 2000, the Company acquired The Heritage Bank through the merger of Heritage with and into Cardinal Merger Corp., a wholly owned subsidiary of the Company (the "Heritage Merger"). Under the terms of the Heritage Merger, each outstanding share of Heritage's common stock was converted into the right to receive, at the election of the shareholder, $6.00 in cash, 1.2 shares of the Company's 7.25% Cumulative Convertible Preferred Stock, Series A, par value $1.00 per share (the "Series A Preferred Stock"), or a combination thereof, and cash in lieu of fractional shares. Each such election was subject to certain adjustments to permit the Company to issue in the aggregate an equal amount of cash and Series A Preferred Stock. In connection with the Heritage Merger, the Company issued 1,411,449 shares of Series A Preferred Stock. The Heritage Bank, the former subsidiary of Heritage, became the Company's fourth banking subsidiary and was renamed Cardinal Bank - Potomac. In addition, three of the former directors of Heritage became directors of the Company.

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

         As it anticipated the opening of its subsidiary Banks, the Company established through its first subsidiary, Cardinal Bank, N.A., loan production offices in Manassas, the Reston area of Fairfax County, and Alexandria in order to establish customer relationships, brand awareness and a pipeline of loan business. Each loan production office was staffed by personnel now employed by the Bank that opened in that location.

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

Customers

         Management believes that the recent bank consolidation within northern Virginia provides a significant opportunity to build a successful, locally-oriented franchise. Management of the Company also believes that many of the larger financial institutions do not emphasize a high level of personalized service to the small and medium-sized commercial, professional or individual retail customers. The Company focuses its marketing efforts on attracting small and medium-sized businesses and professionals, such as physicians, accountants and attorneys. Because the Company focuses on businesses and professionals, the majority of its loan portfolio is in the commercial area with an emphasis placed on originating sound, profitable commercial and industrial loans secured by real estate, accounts receivable, inventory, property, plant and equipment.

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

         Loans. Through each Bank, the Company offers a wide range of short to long-term commercial and consumer loans, which are described in further detail below. The Company has established pre-determined percentage levels as targets for the division of the Company's loan portfolio across the various categories of loans. Commercial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 32%, 37%, 3%, 11%, 10% and 7%, respectively, of its loan portfolio at December 31, 2000. The Company believes that this division reflects the current credit demands of its markets and provides a sufficient amount of diversification to avoid over-reliance on one category. The Company may adjust these levels from time to time as the credit demands of the community change and as each Bank's business evolves.

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

         Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.

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

         Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with the Company's appraisal policy and real estate lending policy, which detail maximum loan-to-value ratios and maturities. Loans for owner-occupied property generally are made with a loan-to-value ratio of up to 80% for first liens and 75% for junior liens. Higher loan-to-value ratios may be allowed based on the borrower's unusually strong general liquidity, net worth and cash flow. Loan-to-value ratios for home equity lines of credit generally do not exceed 75%. If the loan-to-value ratio exceeds 90% for residential mortgage loans, the Company has determined that it is an unusually strong credit.

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

         The Company has in the past and may continue to purchase loans as opportunities arise from time to time with respect to portfolios that meet established underwriting criteria.

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

Competition

         Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Virginia law permits statewide branching by banks. Consequently, commercial banking in Virginia is highly competitive. Many large banking organizations, several of which are controlled by out-of-state holding companies, currently operate in the Company's targeted market areas. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking that previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. Furthermore, out-of-state banks not previously allowed to operate in Virginia are allowed to commence operations and compete in the Company's targeted market areas.

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

Employees

         At December 31, 2000, the Company had 131 full time employees, none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Government Supervision and Regulation

         General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

         As national banks, Cardinal Bank, Cardinal Bank - Manassas/Prince William and Cardinal Bank - Dulles are subject to regulation, supervision and examination at the federal level by the Office of the Comptroller of the Currency (the "OCC"). As a state-chartered bank, Cardinal Bank - Potomac is subject to regulation, supervision and examination by the Virginia State Corporation Commission's Bureau of Financial Institutions and by the Federal Reserve Board. All of the Banks are also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"). State and federal law also governs the activities in which the Banks engage, the investments that they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Banks' operations.

         The earnings of the Company's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and federal and state laws to which the Company and the Banks are subject. To the extent that statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

         Payment of Dividends. The Company is a legal entity separate and distinct from its banking and other subsidiaries. Virtually all of the Company's revenues will result from dividends paid to the Company by the Banks. The Banks are subject to laws and regulations that limit the amount of dividends that they can pay. Under OCC regulations, a national bank may not declare a dividend in excess of its undivided profits, which means that each national Bank must recover any start-up losses before it may pay a dividend to the Company. Additionally, none of the Banks may declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national bank's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Bank's federal regulator. None of the Banks may declare or pay any dividend if, after making the dividend, the national bank would be "undercapitalized," as defined in federal regulations.

         In addition, both the Company and the Banks are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition.

         In connection with the Heritage Merger, The Heritage Bank, a state-chartered bank, received approval for the payment of a $3.0 million dividend to the Company. The Company is using this payment to pay holding company level expenses and to pay dividends to the holders of the Series A Preferred Stock.

         Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF that are "well capitalized" and that present few or no supervisory concerns are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.

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

         Capital. Each of the OCC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital," which, together with Tier 1 capital, composes "total capital").

         In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness.

         The risk-based capital standards of each of the OCC and the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

         Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC's claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

         The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2000, the Company and the Banks were classified as well capitalized.

         Federal and state banking regulators also have broad enforcement powers over the Banks, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

         Interstate Banking and Branching. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

         Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act's provisions require the federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on the Company of the Act must await completion of that regulatory process.

         The Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking, and insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

         The Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

         The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for financial holding companies, but financial holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

         The Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.


Item 2.      Description of Property

         The Company's headquarters are located at 10555 Main Street, Suite 500, Fairfax, Virginia. The Company occupies 10,000 square feet under a five-year lease that began on January 15, 1999.

         Cardinal Bank, N.A. is headquartered at 10641 Lee Highway, Fairfax, Virginia. This Bank occupies a three-story brick structure, which contains approximately 9,000 square feet, under a 10-year lease that began on January 1, 1998. In June 2000, this Bank opened a second branch office located at 1737 King Street, Alexandria, Virginia with approximately 2,800 square feet under a 15-year lease.

         Cardinal Wealth Services, Inc. is headquartered at 1313 Dolley Madison Boulevard, Suite 100, McLean, Virginia. The subsidiary occupies approximately 1,500 square feet under a 10-year lease. Its former location of 3,600 square feet at 10555 Main Street, Suite 500, Fairfax, Virginia has been subleased under the same terms and conditions of its original five-year lease.

         Cardinal Bank - Manassas/Prince William, N.A. is headquartered at 9626 Center Street, Manassas, Virginia. This Bank occupies a two-story building, containing approximately 6,000 square feet, that is owned by the Company.

         Cardinal Bank - Dulles, N.A. is headquartered at 11150 Sunset Hills Road, Reston, Virginia. This Bank occupies approximately 6,600 square feet of a three-story structure under a 10-year lease that began on January 1, 1999. Following the Heritage Merger in September 2000, this Bank added a second branch office. This office, which was formerly a branch of The Heritage Bank, is located at 46005 Regal Plaza, Sterling Plaza. It occupies approximately 3,000 square feet under a 10-year lease.

         Cardinal Bank - Potomac (formerly The Heritage Bank) is headquartered at 1313 Dolley Madison Boulevard, McLean, Virginia. This Bank occupies approximately 9,600 square feet at that location under a 10-year lease that began in March 1999. An additional branch office is located at 1650 Tysons Boulevard, Suite 100, McLean, Virginia. It occupies approximately 4,100 square feet under a 10-year lease that began in March 1995.


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


Item 4.      Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters

         The Common Stock of the Company is traded on the Nasdaq SmallCap Market under the symbol of "CFNL". The following table sets forth the high and low bid information for the shares of Common Stock on the Nasdaq SmallCap Market for the quarters indicated.

                                                              Bid Information
                                                              ---------------
                                                           High ($)      Low ($)
                                                           --------      -------
Fiscal Year Ended December 31, 1999
-----------------------------------
         1st quarter.................................        7.00         6.25
         2nd quarter.................................       10.94         6.75
         3rd quarter.................................        7.88         6.25
         4th quarter.................................        7.38         5.50

Fiscal Year Ended December 31, 2000
-----------------------------------
         1st quarter.................................        4.75         4.50
         2nd quarter.................................        5.25         5.06
         3rd quarter.................................        5.13         4.13
         4th quarter.................................        3.88         3.25


         As of March 28, 2001, there were approximately 235 record holders of Common Stock.

         The Company has never declared any cash dividends on the Common Stock, and any future payment of dividends is solely in the discretion of the Board of Directors and is dependent upon the earnings and financial condition of the Company and such other factors as the Board of Directors from time to time may deem relevant and applicable governmental regulations and policies. See "Item 1. Description of Business -- Government Supervision and Regulation." In addition, the Company cannot declare or pay dividends on the Common Stock unless the Company has paid in full all dividends that have accrued to date to the holders of the Series A Preferred Stock and set aside a sum sufficient to pay in full the next dividend payable to the holders of the Series A Preferred Stock.


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

General

         The following presents management's discussion and analysis of the consolidated financial condition and results of operation of the Company for the years ended December 31, 2000 and 1999. The discussion should be read in conjunction with the accompanying consolidated financial statements.

      On September 1, 2000, the Company completed its merger with Heritage, a bank holding company with $62.2 million in assets headquartered in McLean, Virginia. The Heritage Merger was accounted for as a purchase business combination. The Heritage Bank was renamed Cardinal Bank - Potomac. Accordingly, the results of operations of the Company include the results of Heritage from September 1, 2000 forward.

Earnings Overview

         The Company's net loss for 2000 totaled $3,971,000 or ($0.98) per common share, compared with a net loss for 1999 of $4,039,000 or ($0.95) per share. The return on average assets was (2.72%) in 2000 as compared to (5.61%) in 1999. The return on average equity was (12.72%) in 2000 as compared to (12.26%) in 1999.

         Operating results in 2000 reflected significant increases in all income and expense categories as three of the Company's five operating subsidiaries - Cardinal Bank - Manassas/Prince William, N.A., Cardinal Bank - Dulles, N.A., and Cardinal Wealth Services, Inc. - each recorded their first full year of operations. The acquisition of Heritage and its sole operating subsidiary on September 1, 2000 also contributed to the aforementioned increases. Net interest income was $6.4 million in 2000, up $3.4 million from 1999 or 112%. The net interest margin was 35 basis points higher than last year as the rate on interest earning assets increased to 8.39% in 2000 from 6.57% in 1999, and the Company's cost of funds increased to 3.29% in 2000 from 1.82% in 1999. In particular, rates on commercial loans increased 126 basis points to 8.84% in 2000 from 7.58% in 1999. A major reason for this increase is the business manager receivable loans that generally carry a higher interest rate than other types of credit. Business manager loan average balances were $3.0 million for 2000 compared to $0.6 million for 1999. Average total loans increased $70.3 million to $104.0 million in 2000 from $33.7 million in 1999, due to strong commercial loan demand. Average total deposits increased $49.9 million to $78.7 million in 2000 from $28.8 million in 1999. The 2000 loan loss provision of $753,000 was 47% higher than the $514,000 recorded in 1999 primarily due to the increase in loan balances, both originated and acquired during 2000. Non-interest income was $2.1 million, a 59% increase compared to 1999. The primary reason for this increase was investment fee income, which increased to $1.5 million in 2000 from $1.0 million in 1999. Non-interest expense was $11.7 million in 2000 compared to $7.9 million in 1999. Total personnel expense, the single largest component of non-interest expenses, was up $2.0 million or 48%, as a result of the Heritage Merger as well as a full year of expense for three subsidiaries; Cardinal Wealth Services, Inc., Cardinal Bank - Manassas/Prince William, N.A., Cardinal Bank - Dulles, N.A. all of which opened in 1999.

Net Interest Income/Margin

         The primary source of the Company's revenue, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income for 2000 was $6.4 million, 112% higher than the prior year. The net interest margin was 5.10% in 2000 compared to 4.75% in 1999. The average rate on earning assets increased 182 basis points to 8.39% primarily due to prime rate increases in the first half of 2000 as well as increased average balances in the Company's business manager receivable product which carries a significantly higher yield than other loan products.

The average rate on interest bearing liabilities increased 127 basis points again as a result of rate increases primarily on time deposits. Table 1 contains more detailed information concerning average balances, yields earned, and rates paid.

Provision and Allowance for Loan Losses

         Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb the probable losses inherent in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrower. The loan loss provision for 2000 was $753,000 compared to $514,000 in 1999. The increase is due primarily to higher loan balances as the result of loan production. In addition, a specific reserve of $104,000 was recorded to reflect the non-performing status of one credit in the Company's loan portfolio.

         The allowance for loan losses increased to $1.9 million in 2000 from $726,000 in 1999. Included in the increase was the addition of the Heritage allowance for loan losses of $421,000. The ratio of the allowance for loan losses to gross loans at December 31, 2000 was 1.23% compared to 1.07% at December 31, 1999. Tables 2 and 3 contain additional information pertaining to the calculation and allocation of the allowance for loan losses.

Lending

         The Company has comprehensive policies and procedures which cover both commercial and consumer loan origination and management of credit risk. Loans are underwritten in a manner that focuses on the borrower's ability to repay. The Company's goal is not to avoid risk, but to manage it and to include credit risk as part of the pricing decision for each product.

         Total loans, net of fees and premiums and discounts, increased $86.1 million to $154.3 million at December 31, 2000. Included in the increase were $37.9 million of loans acquired in the Heritage Merger. The strongest growth was in commercial loans and commercial real estate loans reflecting the Company's strength as a local small business community bank.

         The loan portfolio has a heavy commercial orientation as evidenced by the information provided in Table 4. The Company began in late 1999 to better diversify the loan portfolio by purchasing consumer loans. The Company intends to continue to diversify its portfolio in 2001 by again purchasing consumer installment loans.

         Non-performing assets were $585,000 at December 31, 2000, which represents one loan, compared to none at December 31, 1999. Subsequent to year end, the Company has placed the loan back on accrual status and believes that it will be paid in full. Interest income on non-accrual loans, if recognized is recorded using the cash basis method of accounting. When a loan is placed on non-accrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years. When, in the opinion of management, the borrower has demonstrated the ability to pay and remain current, the loan is returned to an accruing status. When this occurs, any unpaid interest is recorded as interest income only after all past due principal has been collected. At December 31, 2000 the ratio of non-performing loans to total loans was 0.38% compared to 0.00% at December 31, 1999.

Non-Interest Income

         Non-interest income continues to be an important factor in the Company's operating results. Non-interest income was $2.1 million in 2000, an increase of $778,000 or 58.9%. Investment fee income, the Company's largest source of non-interest income, increased $498,000 or 48.9% compared to 1999, and service charges on deposit accounts increased to $154,000 in 2000 from $42,000 in 1999. The increases can be attributed to additional growth as well as the first full year of operations for three of the Company's de novo operating subsidiaries. Table 5 provides additional detail on non-interest income for 2000 and 1999.

Non-Interest Expense

         Non-interest expense was $11.7 million in 2000 compared to $7.9 million in 1999. The increase can be attributed to the full year of operations of Cardinal Bank - Manassas/Prince William, N.A., Cardinal Bank - Dulles, N.A., and Cardinal Wealth Services, Inc., which were opened in July, August and February of 1999, and the Heritage Merger effective September 1, 2000. Total personnel expense increased to $6.3 million in 2000 from $4.3 million in 1999. This increase as well as increases in most expense categories are due to the aforementioned full year of operations of three of the Company's de novo operating subsidiaries. Table 6 reflects the components of non-interest expense.

Income Taxes

         The Company has not recorded income tax expense or benefit due to the recognition of net losses in 2000 and all prior years of operations. The ability to utilize net operating loss carryforwards will be dependent on the Company's ability to generate future taxable earnings. Footnote 9 of the Consolidated Financial Statements provides additional information with respect to the deferred tax accounts and the net operating loss carryforward.

Securities Available for Sale

         The Company's investment securities portfolio is used as a source of income and liquidity. The securities portfolio was $6.9 million at December 31, 2000 compared to $4.8 million at December 31, 1999. The increase is due primarily to the Heritage Merger, which added $4.9 million in securities. During the year the Company sold $2.5 million in securities for liquidity purposes at a net loss of $32,400. The portfolio yield increased from 5.83% in 1999 to 6.12% in 2000 due to the higher yielding Heritage portfolio. Table 7 reflects the composition of the investment portfolio as of December 31, 2000 and 1999.

Interest Rate Sensitivity

         The most important element of asset/liability management is the monitoring of the Company's sensitivity to interest rate movements. Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. The Company's goal is to maximize net interest income with acceptable levels of risk to changes in interest rates. Management seeks to meet this goal by influencing the maturity and re-pricing characteristics of the various lending and deposit taking line of business and by managing discretionary balance sheet asset and liability portfolios.

         The Company utilizes a simulation modeling process to measure interest rate risk and the impact that rate fluctuations will have on net interest income. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the re-pricing and maturity characteristics of the existing and projected balance sheets. One of the ways the Company manages its interest rate risk is through an analysis of the relationship between interest-earning assets and interest-bearing liabilities to measure the impact that future changes in interest rates will have on net interest income. The difference between rate sensitive assets and rate sensitive liabilities for a specific period of time is known as the

"GAP". The data in Table 8 reflects re-pricing or expected maturities of various assets and liabilities at December 31, 2000. Interest sensitivity gap analysis presents a position that existed at one particular point in time and assumes that assets and liabilities with similar characteristics will re-price at the same time and to the same degree. As shown in the table, the Company was liability sensitive (excess of liabilities over assets) in the three month to one year horizon. Senior management regularly reviews the overall interest rate risk position and develops and implements appropriate strategies to manage the risk.

Liquidity

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Stable core deposits and a strong capital position are the current components of a solid foundation for the Company's liquidity position. In addition, the availability of regional and national wholesale funding sources including fed funds purchased, negotiable certificates of deposit, securities sold under agreements to repurchase, and Federal Home Loan Bank advances enhances the Company's liquidity. Cash flow from operations, such as loan payments and payoffs are also a significant source of liquidity. The Company has a contingency plan that provides for continued monitoring of liquidity needs and available sources of liquidity. Management believes the Company has the ability to meet its liquidity needs. Table 9 reflects the maturities of the certificates of deposit of $100,000 or more.

Capital Resources

         Capital adequacy is an important measure of financial stability and performance. Management's objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

         Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of financial institutions. The guidelines define capital as either Tier 1 (primarily common shareholders' equity, defined to include certain debt obligations) and Tier 2 (to include certain other debt obligations and a portion of the allowance for loan losses and 45% of unrealized gains in equity securities).

         At December 31, 2000, shareholders' equity was $34.1 million compared to $30.7 million at December 31, 1999. The increase in shareholders' equity was due to the issuance of $7.1 million in preferred stock representing approximately 50% of the purchase price for Heritage reduced by the net loss for 2000. Average equity to average total assets was 21.4% in 2000 as compared to 45.6% in 1999.

         Footnote 10 of the Consolidated Financial Statements shows the minimum capital requirement and the Company's capital position as of December 31, 2000 and 1999. The Company's regulatory capital levels exceed those established for well-capitalized institutions.

1999 Compared to 1998

         The comparison of operating results between 1999 and 1998 should be read in the context of the start-up nature of the Company. Three of the companies operating subsidiaries, Cardinal Wealth Services Inc., Cardinal Bank - Manassas/Prince William, N.A. and Cardinal Bank - Dulles, N.A. opened in February, July and August of 1999, respectively.

         Consolidated net loss for 1999 was $4.0 million or $0.95 per diluted share compared to a net loss of $1.7 million or $0.64 per diluted share in 1998. Net interest income was $3.0 million in 1999 compared to $1.2 million in 1998. Non-Interest income totaled $1.3 million in 1999 compared to $34,000 in 1998. Total non-interest expense increased in 1999 to $7.9 million from $2.7 million in 1998.

         Total assets increased to $97.0 million in 1999 compared to $57.3 million in 1998. Total loans, net of reserves were $67.4 million at December 31, 1999 compared to $16.1 million at December 31, 1998. Total deposits at December 31, 1999 were $59.9 million compared to $21.9 million at December 31, 1998.

Table 1.

                 Cardinal Financial Corporation and Subsidiaries
                 Rate and Volume Analysis (Tax Equivalent Basis)
                             (Dollars in thousands)


  Average Volume       Average Rate                                               Interest          Increase       Attributable to
  2000      1999      2000     1999                                            2000      1999      (Decrease)      Rate     Volume
---------------------------------------                                      -------------------  ------------  --------------------
                                                  Interest Income
                                         Loans:
$  35,605 $ 11,087    8.84%      7.58%       Commercial                      $  3,149   $   840       $ 2,309     $   451   $ 1,858
   33,546    9,718    8.64%      8.13%       Real estate - commercial           2,899       790         2,109         172     1,937
    2,425      719   11.84%      9.32%       Real estate - construction           287        67           220          61       159
   15,568    8,089    9.29%      7.76%       Real estate - residential          1,447       628           819         238       581
    7,307    2,340    9.55%      7.17%       Home equity lines                    698       168           530         174       356
    9,518    1,724    8.17%      9.75%       Consumer                             778       168           610        (150)      760
------------------------------------------------------------------------------------------------------------------------------------
  103,969   33,677    8.90%      7.90%                Total loans               9,258     2,661         6,597     $   946   $ 5,651

    6,068    6,960    6.12%      5.83%   Investment securities - AFS              371       406           (35)         17       (52)

    1,036      504    6.74%      5.74%   Other investments                         70        29            41          10        31

   21,790   24,804    6.66%      4.97%   Federal funds sold                     1,452     1,234           218         368      (150)

------------------------------------------------------------------------------------------------------------------------------------
$ 132,863 $ 65,945    8.39%      6.57%   Total interest-earning assets       $ 11,151   $ 4,330       $ 6,821     $ 1,341   $ 5,480
====================================================================================================================================

                                                   Interest Expense

$   5,375  $ 2,436    2.42%      2.01%       Interest checking                  $ 130   $    49          $ 81     $    22   $    59
   15,256    7,168    4.09%      3.68%       Money markets                        624       264           360          62       298
    2,441      239    2.50%      2.93%       Statement savings                     61         7            54         (10)       64
   55,656   18,980    6.25%      4.67%       Certificates of deposit            3,479       887         2,592         878     1,714
------------------------------------------------------------------------------------------------------------------------------------
   78,728   28,823    5.45%      4.19%   Total interest-bearing liabilities     4,294     1,207         3,087     $   952   $ 2,135

    6,904    1,773    6.47%      5.53%   Borrowings                               447        98           349          65       284

------------------------------------------------------------------------------------------------------------------------------------
$  85,632 $ 30,596    5.54%      4.27%   Total interest-bearing liabilities  $  4,741   $ 1,305       $ 3,436     $ 1,017     2,419
====================================================================================================================================

   58,418   41,151                       Other sources - net
------------------------------------------------------------------------------------------------------------------------------------
$ 144,050 $ 71,747    3.29%      1.82%   Total sources of funds              $  4,741   $ 1,305       $ 3,436     $ 1,017   $ 2,419
------------------------------------------------------------------------------------------------------------------------------------

$  47,231 $ 35,349    5.10%      4.75%   Net interest margin                 $  6,410   $ 3,025       $ 3,385     $   324   $ 3,061
====================================================================================================================================

                 Cardinal Financial Corporation and Subsidiaries
                 Rate and Volume Analysis (Tax Equivalent Basis)
                             (Dollars in thousands)

                                                                                                                 Variance
  Average Volume      Average Rate                                                Interest       Increase     Attributable to
   1999     1998      1999     1998                                            1999     1998    (Decrease)    Rate     Volume
------------------- ------------------                                       ------------------ -----------  -----------------
                                        Interest Income
                                        Loans:
$ 11,087  $    529     7.58%   10.01%        Commercial                       $   840  $    53    $   787     $ (270)  $ 1,057
   9,718       287     8.13%    8.01%        Real estate - commercial             790       23        767         12       755
     719        63     9.32%    7.89%        Real estate - construction            67        5         62         10        52
   8,089       768     7.76%    7.42%        Real estate - residential            628       57        571         28       543
   2,340       155     7.17%   10.36%        Home equity lines                    168       16        152        (74)      226
   1,724       168     9.75%   13.73%        Consumer                             168       23        145        (69)      214
-------------------------------------------------------------------------------------------------------------------------------
  33,677     1,970     7.90%    8.99%                       Total loans         2,661      177      2,484       (363)    2,847

   6,960     5,484     5.83%    5.62%   Investment securities - AFS               406      308         98         15        83

     504       133     5.74%    5.97%   Other investments                          29        8         21         (1)       22

       -       764     0.00%    4.17%   Money market accounts                       -       32        (32)         -       (32)

  24,804    18,574     4.97%    5.55%   Federal funds sold                      1,234    1,031        203       (143)      346

-------------------------------------------------------------------------------------------------------------------------------
$ 65,945  $ 26,925     6.57%    5.78%   Total interest-earning assets         $ 4,330  $ 1,556    $ 2,774     $ (492)  $ 3,266
===============================================================================================================================

                                        Interest Expense

   2,436       535     2.01%    2.06%        Interest checking                     49       11         38         (1)       39
   7,168     2,316     3.68%    3.71%        Money markets                        264       86        178         (2)      180
     239        62     2.93%    3.23%        Statement savings                      7        2          5         (1)        6
  18,980     4,336     4.67%    5.54%        Certificates of deposit              887      240        647       (164)      811
-------------------------------------------------------------------------------------------------------------------------------
  28,823     7,249     4.19%    4.68%   Total deposits                          1,207      339        868       (168)    1,036

   1,773         -     5.53%    0.00%   Borrowings                                 98        1         97         97         -

-------------------------------------------------------------------------------------------------------------------------------
  30,596     7,249     4.27%    4.69%   Total interest-bearing liabilities      1,305      340        965        (71)    1,036
===============================================================================================================================

  41,151    23,045                      Other sources
-------------------------------------------------------------------------------------------------------------------------------
  71,747    30,294     1.82%    1.12%   Total sources of funds                  1,305      340        965        (71)    1,036
-------------------------------------------------------------------------------------------------------------------------------

$ 35,349  $ 19,676     4.75%    4.66%   Net interest margin                   $ 3,025  $ 1,216    $ 1,809     $ (421)  $ 2,230
===============================================================================================================================

Table 2.

                 Cardinal Financial Corporation and Subsidiaries
                            Allowance for Loan Losses
                             (Dollars in thousands)

                                                            2000              1999              1998
                                                        ------------      ------------      ------------
Beginning balance                                       $        726      $        212      $          -

Provision for loan losses                                        753               514               212

Assumed allowance for loan losses
from acquisition of Heritage                                     421                 -                 -

Loans charged off:
            Commercial                                             -                 -                 -
            Real estate - commercial                               -                 -                 -
            Real estate - construction                             -                 -                 -
            Real estate - residential                              -                 -                 -
            Home equity lines                                      -                 -                 -
            Consumer                                               -                 -                 -
--------------------------------------------------------------------------------------------------------
            Total loans charged off                                -                 -                 -

Recoveries:
            Commercial                                             -                 -                 -
            Real estate - commercial                               -                 -                 -
            Real estate - construction                             -                 -                 -
            Real estate - residential                              -                 -                 -
            Home equity lines                                      -                 -                 -
            Consumer                                               -                 -                 -
--------------------------------------------------------------------------------------------------------
            Total recoveries                                       -                 -                 -

Net charge-offs                                                    -                 -                 -

Balance, December 31,                                   $      1,900      $        726      $        212
========================================================================================================



                                                        December 31,      December 31,      December 31,
Loans:                                                      2000              1999              1998
                                                        ------------      ------------      ------------
            Balance at period end                       $    154,078      $     68,147      $     16,343
            Allowance for loan losses to
            Period end loans                                    1.23%             1.07%             1.30%


Table 3.

                 Cardinal Financial Corporation and Subsidiaries
                   Allocation of the Allowance for Loan Losses
                             (Dollars in thousands)

                                                      December 31,            December 31,             December 31,
                                                         2000                     1999                     1998
                                                 --------------------     --------------------     --------------------

Commercial                                       $      612     32.21%    $      241     33.20%    $       59     27.83%
Real estate - commercial                                678     35.68%           211     29.06%            40     18.87%
Real estate - construction                               50      2.63%             9      1.24%             9      4.25%
Real estate - residential                               181      9.53%           126     17.36%            64     30.19%
Home equity lines                                       126      6.63%            40      5.51%            12      5.66%
Consumer                                                 63      3.32%            24      3.31%             4      1.89%
Unallocated                                             190     10.00%            75     10.32%            24     11.31%
                                                 --------------------     --------------------     --------------------

Total allowance for loan losses                  $    1,900    100.00%    $      726    100.00%    $      212    100.00%
                                                 ====================     ====================     ====================

Table 4.

                 Cardinal Financial Corporation and Subsidiaries
                                      Loans
                             (Dollars in thousands)

                                            December 31,             December 31,              December 31,
                                               2000                      1999                      1998
                                       ---------------------     ---------------------     ---------------------

Commercial                             $   49,646      32.22%    $   22,558      33.10%    $    5,138      31.43%
Real estate - commercial                   57,083      37.05%        19,780      29.03%         3,507      21.46%
Real estate - construction                  4,088       2.65%           870       1.28%           760       4.65%
Real estate - residential                  17,729      11.51%        11,851      17.39%         5,529      33.83%
Home equity lines                          14,867       9.65%         3,777       5.54%         1,040       6.37%
Consumer                                   10,665       6.92%         9,311      13.66%           369       2.26%
                                       ---------------------     ---------------------     ---------------------

Gross loans                            $  154,078     100.00%    $   68,147     100.00%    $   16,343     100.00%

Add: unearned income, net                     193                        20                      (16)
Less: allowance for loan losses            (1,900)                     (726)                    (212)
                                       ----------                ----------                ---------

Total loans, net                       $  152,371                $   67,441                $  16,115
                                       ==========                ==========                =========

Table 5.

                 Cardinal Financial Corporation and Subsidiaries
                               Non-interest Income
                  Years Ended December 31, 2000, 1999 and 1998


                                                     2000            1999            1998
                                                 ------------    ------------    ------------
Service charges on deposit accounts              $    153,769    $     41,612    $      3,388
Loan service charges                                  230,228         226,211          16,145
Investment fee income                               1,515,530       1,017,924               -
Gain from sale of assets                                2,687           4,207           8,760
ATM transaction fees                                   26,108           4,950           1,967
Credit card fees                                       29,124          13,325           1,100
Check order fees                                       34,039          10,999           7,798
Other income                                          106,456           1,257          (5,121)
                                                 ------------    ------------    ------------
                                                 $  2,097,941    $  1,320,485    $     34,037
                                                 ============    ============    ============

Table 6.

                 Cardinal Financial Corporation and Subsidiaries
                              Non-interest Expense
                  Years Ended December 31, 2000, 1999 and 1998


                                            2000              1999              1998
                                       --------------    --------------    --------------
Salary and benefits                    $    6,317,278    $    4,277,231    $    1,401,117
Occupancy                                   1,075,075           811,578           151,583
Professional fees                             507,769           494,472           463,497
Depreciation                                  600,397           356,435           106,653
Intangible amortization                       235,297                 -                 -
Data processing                               560,825           353,498           104,067
Stationary and supplies                       344,623           322,586           133,821
Brokerage clearing                            344,978           197,822                 -
Advertising and marketing                     241,225           175,100            82,069
Telecommunications                            253,826           163,481            36,591
Other taxes                                   220,902            94,670            11,225
Travel and entertainment                      139,212            79,128            54,031
Bank operations                               165,058           125,541            38,216
Premises and equipment                        142,137           103,739             6,047
Miscellaneous                                 577,513           314,788           145,352
                                       --------------    --------------    --------------
                                       $   11,726,115    $    7,870,069    $    2,734,269
                                       ==============    ==============    ==============

Table 7.

                 Cardinal Financial Corporation and Subsidiaries
                   Investment Securities - Available-for-Sale
                     As of December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                                           Amortized        Fair        Unrealized          Average
As of  December 31, 2000                                    Par Value         Cost          Value       Gain/(Loss)          Yield
                                                          -------------------------------------------------------------------------
U.S. government agencies and enterprises
     Within one year                                      $        500   $        500   $        497   $         (3)           5.25%
     One to five years                                           4,000          3,949          3,999             50            6.85%
     After ten years                                             1,377          1,403          1,374            (29)           6.64%
-----------------------------------------------------------------------------------------------------------------------------------
           Total U.S. government agencies                 $      5,877   $      5,852   $      5,870   $         18            6.66%
-----------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
    Within one year                                       $         30   $         30   $         30   $          -            5.50%
    One to five years                                              740            742            734             (8)           6.44%
     Five to ten years                                             306            307            301             (6)           5.92%
     After ten years                                                 -              -              -              -            0.00%
-----------------------------------------------------------------------------------------------------------------------------------
           Total mortgage-backed securities               $      1,076   $      1,079   $      1,065   $        (14)           6.27%
-----------------------------------------------------------------------------------------------------------------------------------

           Total investment securities available-for-sale $      6,953   $      6,931   $      6,935   $          4            6.60%
                                                          =========================================================================

                                                                           Amortized        Fair        Unrealized          Average
As of December 31, 1999                                     Par Value         Cost          Value       Gain/(Loss)          Yield
                                                          -------------------------------------------------------------------------
U.S. government agencies and enterprises
     One to five years                                    $      3,000   $      3,000   $      2,927   $        (73)           5.90%
     After ten years                                               500            499            445            (54)           6.26%
-----------------------------------------------------------------------------------------------------------------------------------
           Total U.S. government agencies                 $      3,500   $      3,499   $      3,372   $       (127)           5.95%
-----------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
     Within one year                                      $         89   $         89   $         89   $          -            6.20%
     Five to ten years                                             216            217            215             (2)           5.40%
     After ten years                                             1,170          1,173          1,131            (42)           5.86%
-----------------------------------------------------------------------------------------------------------------------------------
           Total mortgage-backed securities               $      1,475   $      1,479   $      1,435   $        (44)           5.87%
-----------------------------------------------------------------------------------------------------------------------------------

           Total investment securities available-for-sale $      4,975   $      4,978   $      4,807   $       (171)           5.93%
                                                          =========================================================================


                                                                           Amortized        Fair        Unrealized          Average
As of December 31, 1998                                     Par Value         Cost          Value       Gain/(Loss)          Yield
                                                          -------------------------------------------------------------------------
U.S. government agencies and enterprises
     Within one year                                      $        300   $        300   $        300   $          -            5.28%
     One to five years                                           9,000          9,002          9,005              3            5.79%
     Five to ten years                                             500            501            502              1            5.79%
     After ten years                                               500            499            499              -            6.26%
-----------------------------------------------------------------------------------------------------------------------------------
           Total U.S. government agencies                 $     10,300   $     10,302   $     10,306   $          4            5.78%
-----------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
     One to five years                                    $        437   $        441   $        440   $         (1)           5.43%
     Five to ten years                                             460            460            460              -            5.27%
     After ten years                                             2,278          2,271          2,271              -            5.87%
-----------------------------------------------------------------------------------------------------------------------------------
           Total mortgage-backed securities               $      3,175   $      3,172   $      3,171   $         (1)           5.52%
-----------------------------------------------------------------------------------------------------------------------------------

           Total investment securities available-for-sale $     13,475   $     13,474   $     13,477   $          3            5.65%
                                                          =========================================================================

Table 8.

                 Cardinal Financial Corporation and Subsidiaries
                     Interest Rate Sensitivity Gap Analysis
                             As of December 31, 2000
                             (Dollars in thousands)

                                                      1-90         91-180       181-365         1-5          Over 5
                                                      Days          Days          Days         Years          Years         TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Assets
------------------------------------------------------------------------------------------------------------------------------------
Investment securities available-for-sale
U.S. Government agency securities                  $        -    $        -    $      497    $    3,999     $    1,374    $    5,870
Mortgage-backed securities                                 30             -             -           735            300         1,065
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities available-for-sale             30             -           497         4,734          1,674         6,935
------------------------------------------------------------------------------------------------------------------------------------
Other investments                                           -             -             -             -          1,513         1,513
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold                                     24,754             -             -             -              -        24,754
------------------------------------------------------------------------------------------------------------------------------------
Loans
Commercial - fixed                                      4,918         3,513         5,995        13,295         10,247        37,968
Commercial - variable                                   2,547         3,450           880         3,504          1,297        11,678
Real estate - commercial fixed                              8             6            13           547            579         1,153
Real estate - commercial variable                       2,701         3,674         2,631        16,718         30,206        55,930
Real estate - construction fixed                            -             -             -             -              -             -
Real estate - construction variable                     2,146         1,152           790             -              -         4,088
Real estate - residential fixed                            32            26            53         3,860            815         4,786
Real estate - residential variable                         66            52           107         1,042         11,676        12,943
Home equity lines                                         123            18            34           283         14,409        14,867
Consumer - fixed                                          662           169         1,113         1,523          6,133         9,600
Consumer - variable                                       217             9            23           391            425         1,065
------------------------------------------------------------------------------------------------------------------------------------
Loans receivable                                       13,420        12,069        11,639        41,163         75,787       154,078
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                                   38,204        12,069        12,136        45,897         78,974    $  187,280
------------------------------------------------------------------------------------------------------------------------------------
Cumulative rate sensitive assets                   $   38,204    $   50,273    $   62,409    $  108,306     $  187,280
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Deposits
Demand deposits                                    $   10,236    $    4,094    $    8,189    $    3,275     $   15,149    $   40,943
Interest checking                                       3,017         1,207         2,414           966          4,465        12,069
Statement savings                                       1,129           452           903           361          1,671         4,516
Money market accounts                                   5,292         2,117         4,233         1,693          7,832        21,167
Certificates of deposit - fixed                         2,647         4,579         5,999        10,013              -        23,238
Certificates of deposit - no penalty                    9,818        14,978        25,277        11,365              -        61,438
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                         32,139        27,427        47,015        27,673         29,117       163,371
------------------------------------------------------------------------------------------------------------------------------------
Borrowings - short term                                 7,287             -             -             -              -         7,287
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                     39,426        27,427        47,015        27,673         29,117    $  170,658
------------------------------------------------------------------------------------------------------------------------------------
Cumulative rate sensitive liabilities              $   39,426    $   66,853    $  113,868    $  141,541     $  170,658
------------------------------------------------------------------------------------------------------------------------------------

Gap                                                $   (1,222)   $  (15,358)   $  (34,879)   $   18,224     $   49,857
Cumulative gap                                     $   (1,222)   $  (16,580)   $  (51,459)   $  (33,235)    $   16,622
Gap/ total assets                                       -0.59%        -7.42%       -16.85%         8.80%         24.08%
Cumulative gap/ total assets                            -0.59%        -8.01%       -24.85%       -16.05%          8.03%
Rate sensitive assets/ rate sensitive liabilities        0.97          0.44          0.26          1.66           2.71
Cumulative rate sensitive assets/
         Cumulative rate sensitive liabilities           0.97          0.75          0.55          0.77           1.10

Table 9.
                 Cardinal Financial Corporation and Subsidiaries
                   Certificates of Deposit of $100,000 or More
                             As of December 31, 2000
                             (Dollars in thousands)




Maturities

Three months or less                                    $         3,116
Over three months through six months                              8,721
Over six months through twelve months                            17,397
Over twelve months                                               11,225
                                                        ---------------
                                                        $        40,459

Item 7.      Financial Statements

         The following financial statements are filed as a part of this report following Item 13 below:

         Independent Auditors' Report

         Financial Statements

                  Consolidated  Statements of  Condition,  December 31, 2000 and
                    1999

                  Consolidated  Statements of  Operations,  Years Ended December
                    31, 2000 and 1999

                  Consolidated  Statements of Comprehensive Income (Loss), Years
                    Ended December 31, 2000 and 1999

                  Consolidated  Statements of Changes in  Shareholders'  Equity,
                    Years Ended December 31, 2000 and 1999

                  Consolidated  Statements of Cash Flows,  Years Ended  December
                    31, 2000 and 1999

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Election of Directors," "Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's 2000 fiscal year (the "2001 Proxy Statement"), is hereby incorporated by reference.


Item 10.     Executive Compensation

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Executive Compensation - Summary of Cash and Certain Other Compensation," "- Stock Option Grants," "- Option Exercises and Holdings," "- Directors' Fees," and "- Employment Agreements" in the 2001 Proxy Statement is hereby incorporated by reference.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Securities Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 2001 Proxy Statement is incorporated by reference.


Item 12.     Certain Relationships and Related Transactions

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the heading "Transactions With Management" in the 2001 Proxy Statement is hereby incorporated by reference.


Item 13.     Exhibits, List and Reports on Form 8-K

      (a)    Exhibits.

             3.1 Articles of Incorporation of Cardinal Financial Corporation, attached as Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-52279, filed with the Commission on May 8, 1998 (the "Form SB-2"), incorporated herein by reference.

             3.2 Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, which set forth the designation for the Series A Preferred Stock, attached as
                    Exhibit 4.2 to the Registration Statement on Form 8-A, Registration No. 0-24457, filed with the Commission on September 5, 2000, incorporated herein by reference.

             3.3    Bylaws  of  Cardinal  Financial  Corporation,   attached  as
                    Exhibit 3.2 to the Form SB-2, incorporated herein by reference.

             4 Form of Common Stock Certificate, attached as Exhibit 4 to the Form SB-2, incorporated herein by reference.

             10.1 Employment Agreement, dated as of October 13, 1998, between Cardinal Financial Corporation and Thomas C. Kane, attached as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 Form 10-KSB"), incorporated herein by reference.

             10.2 Employment Agreement, dated as of August 31, 1998, between Cardinal Financial Corporation and Greg D. Wheeless, attached as Exhibit 10.7 to the 1998 Form 10-KSB, incorporated herein by reference.

             21     Subsidiaries of the Registrant.


      (b)    Reports on Form 8-K.

                    On November 17, 2000, the Company filed a Current Report on Form 8-K/A to amend a Form 8-K dated September 1, 2000, which announced, under Item 2, the consummation of the merger of Heritage with and into Cardinal Merger Corp., a wholly owned subsidiary of the Company, to include, under
                    Item 7, the financial statements of Heritage and pro forma financial information.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                            [LETTERHEAD OF KPMG LLP]



                          Independent Auditors' Report


The Board of Directors and Shareholders
Cardinal Financial Corporation and subsidiaries:


We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                   /s/KPMG LLP
McLean, Virginia
January 25, 2001

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                           December 31, 2000 and 1999

                                 (In thousands)

                                    Assets                                             2000              1999
                                                                                    ------------     ------------
Cash & due from banks                                                               $      4,734     $      6,018
Federal funds sold                                                                        24,754           13,025
                                                                                    ------------     ------------

                   Total cash and cash equivalents                                        29,488           19,043

Investment securities available-for-sale                                                   6,935            4,807
Other investments                                                                          1,513            1,015

Loans receivable, net of fees                                                            154,271           68,167
Allowance for loan losses                                                                 (1,900)            (726)
                                                                                    ------------     ------------

                                                                                         152,371           67,441

Premises and equipment, net                                                                5,659            4,203
Goodwill and other intangibles                                                             9,576                -
Accrued interest and other assets                                                          1,506              524
                                                                                    ------------     ------------

                   Total assets                                                     $    207,048     $     97,033
                                                                                    ============     ============
                   Liabilities and Shareholders' Equity

Deposits                                                                            $    163,371     $     59,873
Borrowings                                                                                 7,287            6,000
Accrued interest and other liabilities                                                     2,278              415
                                                                                    ------------     ------------

                   Total liabilities                                                     172,936           66,288

Preferred stock, cumulative convertible, $1 par value, 1,412,000 shares
    authorized, 1,411,268 shares outstanding in 2000                                       1,411                -
Common stock, $1 par value, 50,000,000 shares authorized,
    4,253,155 and 4,242,634 shares outstanding in 2000
    and 1999, respectively                                                                 4,253            4,243
Additional paid in capital                                                                38,466           32,496
Accumulated deficit                                                                      (10,022)          (5,881)
Accumulated other comprehensive income (loss)                                                  4             (113)
                                                                                    ------------     ------------

                   Total shareholders' equity                                             34,112           30,745
                                                                                    ------------     ------------

                   Total liabilities and shareholders' equity                       $    207,048     $     97,033
                                                                                    ============     ============


See accompanying notes to consolidated financial statements

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2000 and 1999

                                                                                   2000             1999
                                                                               ------------     ------------
Interest income:
    Loans receivable                                                           $  9,257,708     $  2,660,851
    Federal funds sold                                                            1,451,315        1,234,273
    Investment securities available-for-sale                                        371,386          405,604
    Other investments                                                                69,873           28,902
                                                                               ------------     ------------
                 Total interest income                                           11,150,282        4,329,630

Interest expense:
    Deposits                                                                      4,293,522        1,206,882
    Borrowings                                                                      446,839           98,036
                                                                               ------------     ------------
                 Total interest expense                                           4,740,361        1,304,918
                                                                               ------------     ------------
                 Net interest income                                              6,409,921        3,024,712

Provision for loan losses                                                           752,755          513,847
                                                                               ------------     ------------
                 Net interest income after provision for loan losses              5,657,166        2,510,865

Non-interest income:
    Service charges on deposit accounts                                             153,769           41,612
    Loan service charges                                                            230,228          226,211
    Investment fee income                                                         1,515,530        1,017,924
    Gains from sale of assets                                                         2,687            4,207
    Other income                                                                    195,727           30,531
                                                                               ------------     ------------
                 Total non-interest income                                        2,097,941        1,320,485

Non-interest expense:
    Salary and benefits                                                           6,317,278        4,277,231
    Occupancy                                                                     1,075,075          811,578
    Professional fees                                                               507,769          494,472
    Depreciation                                                                    600,397          356,435
    Amortization of intangibles                                                     235,297                -
    Other operating expenses                                                      2,990,299        1,930,353
                                                                               ------------     ------------
                 Total non-interest expense                                      11,726,115        7,870,069
                                                                               ------------     ------------
                 Net loss before income taxes                                    (3,971,008)      (4,038,719)

Provision for income taxes                                                                -                -
                                                                               ------------     ------------
Net loss                                                                       $ (3,971,008)    $ (4,038,719)
                                                                               ============     ============
Dividends to preferred shareholders                                                 170,555                -
                                                                               ------------     ------------
Net loss to common shareholders                                                $ (4,141,563)    $ (4,038,719)
                                                                               ============     ============
Basic and diluted loss per common share                                        $      (0.98)    $      (0.95)
                                                                               ============     ============
Weighted-average common shares outstanding                                        4,246,346        4,240,819
                                                                               ============     ============

See accompanying notes to consolidated financial statements

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                     Years Ended December 31, 2000 and 1999

                                                                  2000             1999
                                                              ------------     ------------

Net loss                                                      $ (3,971,008)    $ (4,038,719)
Other comprehensive income (loss):
   Unrealized gain (loss) on available-for-sale
        investment securities                                      116,939         (115,491)
                                                              ------------     ------------

Comprehensive loss                                            $ (3,854,069)    $ (4,154,210)
                                                              ============     ============


See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years Ended December 31, 2000 and 1999
                                 (In thousands)

                                                                                                              Accumulated
                                                                                     Additional                  Other
                                              Preferred  Preferred  Common  Common    Paid-in   Accumulated  Comprehensive
                                               Shares      Stock    Shares  Stock     Capital     Deficit    Income (Loss)    Total
                                              ---------  ---------  ------  ------  ----------  -----------  ------------  --------
Balance, December 31, 1998                            -  $       -   4,240  $4,240  $   32,327  $    (1,842) $          3  $ 34,728

Issuance of 3 shares of common stock
par value $1, at $7.06 per share, net of costs        -          -       3       3          19            -             -        22

Reversal of accrued cost related to
   Public Offering                                    -          -       -       -         138            -             -       138

Accrual of Stock Award                                -          -       -       -          12            -             -        12

Change in unrealized gain (loss) on
   investment securities available-for-sale           -          -       -       -           -            -          (116)     (116)

Net loss                                              -          -       -       -           -       (4,039)            -    (4,039)
                                              ---------  ---------  ------  ------  ----------  -----------  ------------  --------
Balance, December 31, 1999                            -  $       -   4,243  $4,243  $   32,496  $    (5,881) $       (113) $ 30,745

Issuance of 1,411 shares of cumulative
   preferred stock, par value $1                  1,411      1,411       -       -       5,645            -             -     7,056

Issuance of common stock options in
   connection with the acquisition                    -          -       -       -         301            -             -       301

Stock options exercised                               -          -       7       7          15            -             -        22

Issuance of stock awards                              -          -       3       3           9            -             -        12

Dividends on preferred stock                          -          -       -       -           -         (170)            -      (170)

Change in unrealized gain (loss) on
   investment securities available-for-sale           -          -       -       -           -            -           117       117

Net loss                                              -          -       -       -           -       (3,971)            -    (3,971)
                                              ---------  ---------  ------  ------  ----------  -----------  ------------  --------
Balance, December 31, 2000                        1,411  $   1,411   4,253  $4,253  $   38,466  $   (10,022) $          4  $ 34,112
===================================================================================================================================


See accompanying notes to consolidated financial statements

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2000 and 1999
                                 (In thousands)

                                                                                        2000             1999
                                                                                    ------------     ------------
Cash flows from operating activities:
    Net loss                                                                        $     (3,971)    $     (4,039)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                         600              356
        Amortization of intangibles, premiums and discounts                                  230               13
        Provision for loan losses                                                            753              514
        Loss (gain) on sale of investment securities available-for-sale                       32               (4)
        Gain on sale of premises and equipment                                               (25)               -
        Increase in accrued interest and other assets                                     (1,082)            (220)
        Increase (decrease) in accrued interest and other liabilities                      1,268             (227)
        Compensation related to stock awards                                                  12               34
                                                                                    ------------     ------------
               Net cash used in operating activities                                      (2,183)          (3,573)
                                                                                    ------------     ------------
Cash flows from investing activities:
    Purchase of premises and equipment                                                    (1,456)          (2,730)
    Proceeds from sale of investment securities available-for-sale                         2,468            7,722
    Purchase of investment securities available-for-sale                                       -             (850)
    Purchase of other investments                                                           (133)               -
    Redemptions of investment securities available-for-sale                                  421              820
    Proceeds from sale of premises and equipment                                             175                -
    Net increase in loan portfolio                                                       (48,244)         (51,840)
    Net cash acquired in merger                                                           11,090                -
                                                                                    ------------     ------------
               Net cash used in investing activities                                     (35,679)         (46,878)
                                                                                    ------------     ------------
Cash flows from financing activities:
    Net increase in deposits                                                              49,600           38,006
    Net increase (decrease) in short-term borrowings                                      (1,145)           6,000
    Dividends declared on preferred stock                                                   (170)               -
    Stock options exercised                                                                   22                -
    Reversal of accrued costs related to public offering                                       -              138
                                                                                    ------------     ------------
            Net cash provided by financing activities                                     48,307           44,144
                                                                                    ------------     ------------
Net increase (decrease) in cash and cash equivalents                                      10,445           (6,307)

Cash and cash equivalents at beginning of period                                          19,043           25,350
                                                                                    ------------     ------------
Cash and cash equivalents at end of period                                          $     29,488     $     19,043
                                                                                    ============     ============
Supplemental disclosure of cash flow information:
    Cash paid during period for interest:                                           $      4,676     $      1,259
                                                                                    ============     ============


Supplemental schedule of noncash investing and financing activities:
The company purchased all of the common stock of Heritage Bancorp, Inc. for $14.4 million. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                                                   $    62,162
    Goodwill and other intangibles                                                        9,812
    Cash paid                                                                            (7,059)
    Preferred stock issued                                                               (7,056)
    Issuance of common stock options                                                       (301)
                                                                                    -----------
    Fair value of liabilities assumed                                               $    57,558


See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(1)    Organization

       Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly-owned subsidiaries. In addition to Cardinal Bank, N.A. which began operations in 1998, the Company opened the following three subsidiaries in 1999, Cardinal Wealth Services, Inc. an investment subsidiary (as of February 1, 1999), Cardinal Bank - Manassas/Prince William, N.A. (as of July 26,
       1999), and Cardinal Bank - Dulles, N.A. (as of August 2, 1999). On September 1, 2000, the Company completed its acquisition of Heritage Bancorp, Inc. and it's banking subsidiary, The Heritage Bank, headquartered in McLean, Virginia. The Heritage Bank was renamed and became the Company's fourth banking subsidiary, Cardinal Bank - Potomac.

(2)    Summary of Significant Accounting Policies

        (a)   Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

       (d)    Investment Securities

              The Company classifies its debt and marketable equity securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale. The Company has no trading securities.

              Held to maturity securities are held at cost. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of tax if applicable, on available-for-sale securities are reported in other comprehensive income (loss).

              Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are deemed other than temporary are charged to earnings as realized losses, resulting in the establishment of a new cost basis for the security.

              Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Prepayment of the mortgages securing the mortgage-backed

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


              securities may affect the maturity date and yield to maturity. The Company uses actual principal prepayment experience and estimates of future principal prepayments in calculating the yield necessary to apply the effective interest method.

       (e)    Loans Receivable

              Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, and net of the allowance for loan losses and any deferred fees or costs. Loan origination fees and certain direct origination costs are capitalized and amortized as an adjustment of the yield of the related loan.

              Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of principal and interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past-due less than 90 days, and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible. When cash payments are received, they are applied to principal first, then accrued interest. It is the Company's policy not to record interest income until principal has become current.

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

              The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Management believes that the current allowance for loan losses is adequate to absorb losses that are inherent in the current loan portfolio.

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

       (g)    Goodwill and other intangibles

              Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 15 years. The Company assesses the recoverability

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


              of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and when appropriate, the amortization period is also reduced. The other intangible includes a core deposit intangible for the value placed on long term deposit relationships that exist at acquisition. The core deposit intangible is amortized on a straight-line basis over the estimated lives of the deposit relationships acquired, which is
              1.5 years.

       (h)    Investment Fee Income

              Investment fee income represents commissions paid by customers of Cardinal Wealth Services, Inc. for investment transactions. Fees are recognized in income when received.

       (i)    Income Taxes

              Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

       (j)    Earnings Per Common Share

              Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Common stock equivalents outstanding at December 31, 2000 and 1999 were antidilutive and consequently not included in the EPS calculation.

       (k)    Stock Option Plan

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

       (l)    New Accounting Standards

              In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 established accounting and reporting standards for derivative instruments and hedging activities and requires that the Company recognize all derivatives as assets or liabilities on the balance sheet at fair market value. Statement No. 133, as amended by Statements No. 137 and 138, is effective for the Company on January 1, 2001. The Company has no derivative instruments or hedging activities and therefore the adoption of Statement No. 133, as amended, did not have material impact on the Company's financial position, equity or results of operations.

       (m)    Reclassifications

              Certain amounts for 1999 have been reclassified to conform to the presentation for 2000.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(3)    Acquisition

       On September 1, 2000, the Company acquired 100% of the outstanding common stock of Heritage Bancorp, Inc., McLean, Virginia ("Heritage") for a combination of cash, shares of convertible preferred stock and stock options totaling $14.4 million. The transaction was accounted for using the purchase method of accounting. Accordingly, results of operations of the Company include only the results of Heritage from September 1, 2000 through December 31, 2000. At acquisition, the fair value of Heritage's assets was approximately $62.2 million, including loans of $37.9 million, and the fair value of deposits was $53.9 million. The acquisition resulted in the recording of $9.7 million in goodwill and $102,000 of core deposit intangibles. The following table presents pro forma results of operations for the year ended December 31, 2000 and 1999 as though the Company and Heritage had combined at the beginning of the reporting period.

                                                                             Pro Forma
                                                                         For the Year Ended
                                                                            December 31,
                                                                       2000                   1999
                                                                   ------------           ------------
                    Net interest income                            $  8,657,000           $  6,393,000
                    Provision for loan losses                           753,000                514,000
                    Non-interest income                               1,620,000              1,543,000
                    Non-interest expense                             14,569,000             11,465,000
                                                                   ------------           ------------
                    Net income (loss)                              $ (5,045,000)          $ (4,043,000)
                                                                   ============           ============

                    Earnings (loss) per common share:
                        Basic                                      $      (1.19)          $      (0.95)
                        Diluted                                           (1.19)                 (0.95)

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(4)    Investment Securities and Other Investments

       The fair value and amortized cost of available-for-sale securities as of December 31, 2000 and 1999 are shown below.

                                                                             2000
                                                                 ----------------------------
                                                                     Fair          Amortized
       (In thousands)                                                value           cost
                                                                 ------------    ------------
       Obligations of U.S. government-sponsored
           agencies and enterprises                              $      5,870    $      5,852
       Mortgage-backed securities                                       1,065           1,079
                                                                 ------------    ------------
                          Total                                  $      6,935    $      6,931
                                                                 ============    ============

                                                                             1999
                                                                 ----------------------------
                                                                     Fair          Amortized
       (In thousands)                                                value           cost
                                                                 ------------    ------------
       Obligations of U.S. government-sponsored
           agencies and enterprises                              $      3,372    $      3,499
       Mortgage-backed securities                                       1,435           1,479
                                                                 ------------    ------------
                          Total                                  $      4,807    $      4,978
                                                                 ============    ============

       The fair value and amortized cost of available-for-sale securities by contractual maturity at December 31, 2000 is shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            2000
                                                                 ----------------------------
                                                                     Fair         Amortized
       (In thousands)                                                value           cost
                                                                 ------------    ------------
       Maturing within 1 year                                    $        527    $        530
       After 1 year but within 5 years                                  4,733           4,692
       After 5 years but within 10 years                                  301             307
       After 10 years                                                   1,374           1,402
                                                                 ------------    ------------
                          Total                                  $      6,935    $      6,931
                                                                 ============    ============

       Gross realized gains and gross realized losses on sales of available-for-sale securities were $0 and $32,000, respectively, in 2000, and $14,000 and $9,000, respectively, in 1999. Gross unrealized losses in the available-for-sale securities at December 31, 2000 and 1999 were $61,000 and $171,000, respectively. Gross unrealized gains at December 31, 2000 and 1999 were $65,000 and $309, respectively.

       Investment securities available-for-sale that were pledged to secure short-term borrowings at December 31, 2000 and 1999 had fair values of $2,017,000 and $2,835,000, respectively. At December 31, 2000, investment securities available-for-sale that were pledged to secure repurchase agreements were $1,418,000. The Company had no repurchase agreements in 1999.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


       Other investments include $850,000 of Federal Reserve Bank stock, $480,000 of Federal Home Loan Bank stock, $63,000 of Community Bankers' Bank stock and $120,000 in other investments. As members of the Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta, the Company's banking subsidiaries are required to hold stock in these entities. Stock membership in Community Bankers' Bank allows the Company to participate in loan purchases or sales including participations. These stocks are carried at cost since no active trading markets exist.

(5)    Loans Receivable

       The loan portfolio at December 31, 2000 and 1999 consists of the following:

       (In thousands)                                                 2000             1999
                                                                  ------------     ------------
       Commercial                                                 $     49,646     $     22,558
       Real estate - commercial                                         57,083           19,780
       Real estate - construction                                        4,088              870
       Real estate - residential                                        17,729           11,851
       Home equity lines                                                14,867            3,777
       Consumer                                                         10,665            9,311
                                                                  ------------     ------------
                                                                       154,078           68,147
       Net deferred fees                                                   193               20
                                                                  ------------     ------------
               Loans receivable, net of fees                           154,271           68,167

       Allowance for loan losses                                        (1,900)            (726)
                                                                  ------------     ------------
               Loans receivable, net of fees and allowance        $    152,371     $     67,441
                                                                  ============     ============

       Most of the Company's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. The concentrations of credit by type of loan are set forth above. As a matter of regulatory restriction, the Company's banking subsidiaries limit the amount of credit extended to any single borrower or group of related borrowers.

       An analysis of the change in the allowance for loan losses follows:

       (In thousands)                                                 2000            1999
                                                                  ------------    ------------
       Balance, beginning of year                                 $        726    $        212
       Provision for loan losses                                           753             514
       Assumed allowance for loan losses from
           acquisition of Heritage                                         421               -
       Loans charged off                                                     -               -
       Recoveries                                                            -               -
                                                                  ------------    ------------
       Balance, end of year                                       $      1,900    $        726
                                                                  ============    ============

       As of December 31, 2000, the Company had one impaired loan of $585,000 which was on nonaccrual status. This impairment had a valuation allowance of $104,000. The average balance of impaired

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


       loans was $195,000 for 2000. The Company had no impaired loans in 1999. The Company recorded no interest income on impaired loans in 2000. Interest income that would have been recorded had this loan been performing would have been $34,000.

(6)    Premises and Equipment

       Components of premises and equipment at December 31, 2000 and 1999 were as follows:

                                                                      2000            1999
                                                                  ------------    ------------
       Land                                                       $        197    $        197
       Building                                                            789             789
       Furniture and equipment                                           4,132           2,413
       Leasehold improvements                                            1,604           1,267
                                                                  ------------    ------------
                 Total cost                                              6,722           4,666
       Less accumulated depreciation and amortization                    1,063             463
                                                                  ------------    ------------
                 Premises and equipment, net                      $      5,659    $      4,203
                                                                  ============    ============

       Depreciation expense for the years ended December 31, 2000 and 1999 was $600,000 and $356,000, respectively.

       The Company has entered into leases for office space over various terms beginning January 1998. The leases are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

       Minimum future rental payments under the noncancelable operating leases, as of December 31, 2000 for each of the next five years and in the aggregate, are as follows:

       Year ending December 31,                                      Amount
                                                                  ------------
       2001                                                       $  1,165,000
       2002                                                          1,203,000
       2003                                                          1,239,000
       2004                                                            959,000
       2005                                                            988,000
       Thereafter                                                    3,392,000
                                                                  ------------
                                                                  $  8,946,000
                                                                  ============

       The total rent expense was $965,000 and $742,000 in 2000 and 1999, respectively.


(7)    Deposits

       Deposits consist of the following at December 31, 2000 and 1999:

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(In thousands)                                                        2000            1999
                                                                  ------------    ------------
       Demand deposits                                            $     40,943    $     12,330
       Interest checking                                                12,069           3,891
       Money market and statement savings                               25,683          11,499
       Certificates of deposit                                          84,676          32,153
                                                                  ------------    ------------
                                                                  $    163,371    $     59,873
                                                                  ============    ============

       Interest expense by deposit categories is as follows:

(In thousands)                                                        2000            1999
                                                                  ------------    ------------
       Interest checking                                          $        130    $         49
       Money market and statement savings                                  685             271
       Certificates of deposit                                           3,479             887
                                                                  ------------    ------------
                                                                  $      4,294    $      1,207
                                                                  ============    ============

       The aggregate amount of time deposits,  each with a minimum  denomination
       of  $100,000  was   $40,459,000   and   $22,290,000  in  2000  and  1999,
       respectively.

       At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

       (In thousands)
       2001                                                                       $     62,410
       2002                                                                             19,375
       2003                                                                              1,063
       2004                                                                                433
       2005 and thereafter                                                               1,395
                                                                                  ------------
                                                                                  $     84,676
                                                                                  ============

(8)    Borrowings

       The Company has obtained and renewed advances from the Federal Home Loan Bank of Atlanta of $6.0 million for the years ended December 31, 2000 and 1999. As of December 31, 2000, the Company had the following advances outstanding:

                                                                                    Amount
       Advance Date     Interest Rate      Term of Advance       Date Due         Outstanding
       -------------    --------------     ---------------    --------------    --------------
         12/12/00           6.70%             3 months            03/12/01      $    3,000,000
         12/26/00           6.42%             4 months            04/26/01           3,000,000
                                                                                --------------
                                                                                $    6,000,000
                                                                                ==============

       The average balances of short-term borrowings for the years ended December 31, 2000 and 1999 were $6.0 million and $1.8 million, respectively, while the maximum amount outstanding at any month-end during the years ended December 31, 2000 and 1999 was $6.0 million. Total interest expense on

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


       short-term borrowings for the years ended December 31, 2000 and 1999 was $398,000 and $98,000, respectively.

       Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company is required to provide additional collateral based on the fair value of the underlying securities.

       As of December 31, 2000, the Company had repurchase agreements of $1,287,000 at a rate of 5.00%. The average balances of the repurchase agreements for 2000 was $929,000 and the maximum amount outstanding at any month-end during 2000 was $3,720,000. Interest expense on repurchase agreements for 2000 was $48,000. The Company had no repurchase agreements in 1999.

(9)    Income Taxes

       The Company and its subsidiaries file consolidated tax returns on a calendar-year basis. The Company had no provision for current and deferred income taxes for the years ended December 31, 2000 and 1999, respectively.

       The provision for income taxes is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes and is as follows:

                                                                      2000             1999
                                                                  ------------     ------------
       Income tax (benefit) at federal corporate rate             $ (1,350,143)    $ (1,373,165)
       Nondeductible expenses                                           90,233           18,363
       Change in valuation allowance                                 1,259,910        1,354,802
                                                                  ------------     ------------
                                                                  $          -     $          -
                                                                  ============     ============

       The tax benefits of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                                                                              2000             1999
                                                                          ------------     ------------
       Deferred tax assets:
           Bad debts                                                      $    500,464          223,126
           Organization and other costs                                         66,632           71,438
           Net operating loss carryforwards                                  3,552,745        1,765,588
           Unrealized (gains) losses on investments available-for-sale          (1,379)          58,153
           Other                                                                 1,279            6,890
                                                                          ------------     ------------
                          Total gross deferred assets                        4,119,741        2,125,195
       Less valuation allowance                                             (3,940,171)      (2,026,756)
                                                                          ------------     ------------
                          Net deferred tax assets                              179,570           98,439
                                                                          ------------     ------------
       Deferred tax liabilities:
           Prepaid expenses                                                    (35,710)          (6,960)
           Depreciation                                                        (94,084)         (91,479)
           Loan origination costs                                              (49,776)               -
                                                                          ------------     ------------
                          Total gross deferred tax liabilities            $          -                -
                                                                          ============     ============

       Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as depreciation and amortization are recognized in different periods for financial reporting and tax return purposes. A valuation allowance in the amount of $3,940,000 at December 31, 2000 and $2,026,000 at December 31, 1999 has been established for deferred tax assets as realization is dependent upon generating future taxable income.

       The Company has net operating loss carryforwards of approximately $10.4 million at December 31, 2000 which are available to offset future taxable income. $1.9 million of the net operating loss carryforwards is subject to annual limitation on utilization. The Company's net operating loss carryforwards expire as follows: $1.5 million in 2018, $3.6 million in 2019, and $5.3 million in 2020.

(10)   Regulatory Matters

       The Company's banking subsidiaries ("the Banks"), as national banks, are subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Banks may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 2000, there were no earnings against which dividends could be paid.

       The Banks are required to maintain a minimum average reserve balance with the Federal Reserve Bank. The average amount of the required reserve was $100,000 for 2000. As members of the Federal Reserve Bank system, the Banks are required to subscribe to shares of $100 par value Federal Reserve Bank stock equal to 6 percent of the Bank's capital and surplus. The Banks are required to pay for one-half of the subscription. The remaining amount is subject to call when deemed necessary by the Board of Governors of the Federal Reserve.

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

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


       the adoption of risk-based premiums on deposit insurance and requires the Banks to observe insider credit underwriting products no less strict than those applied to comparable noninsider transactions.

       At December 31, 2000, the Company and its subsidiary banks met all regulatory capital requirements. The key measures of capital are: (1) total capital (Tier I capital plus the allowance for loan losses up to certain limitations) as a percent of total risk-weighted assets, (2) Tier I capital (as defined) as a percent of total risk-weighted assets (as defined), and (3) Tier I capital (as defined) as a percent of total assets (as defined).

As of December 31, 2000                                                                      To Be Well
(In thousands)                                                                            Capitalized Under
                                                                       For Capital        Prompt Corrective
                                                     Actual         Adequacy Purposes     Action Provisions
                                               ------------------   ------------------   ------------------
                                                Amount    Ratio      Amount    Ratio      Amount     Ratio
                                               --------  --------   --------  --------   --------  --------
       Total capital to risk weighted assets   $ 36,002     19.94%  $ 14,443  >=  8.00%  $ 18,053  >= 10.00%
       Tier I capital to risk weighted assets    34,102     18.89%     7,221  >=  4.00%    10,832  >=  6.00%
       Tier I capital to average assets          34,102     17.39%     8,282  >=  4.00%    10,352  >=  5.00%

As of December 31, 1999                                                                      To Be Well
(In thousands)                                                                            Capitalized Under
                                                                       For Capital        Prompt Corrective
                                                     Actual         Adequacy Purposes     Action Provisions
                                               ------------------   ------------------   ------------------
                                                Amount    Ratio      Amount    Ratio      Amount     Ratio
                                               --------  --------   --------  --------   --------  --------
       Total capital to risk weighted assets   $ 31,585     38.75%  $  6,521  >=  8.00%  $  8,151  >= 10.00%
       Tier I capital to risk weighted assets    30,858     37.86%     3,261  >=  4.00%     4,891  >=  6.00%
       Tier I capital to average assets          30,858     32.55%     3,881  >=  4.00%     4,852  >=  5.00%


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

       Analysis of activity for loans to related parties is as follows:

(In thousands)                                                      2000           1999
                                                                ------------   ------------
       Balance, beginning of year                               $      2,876   $        996
       New loans                                                         853          2,336
       Loans paid off or paid down                                      (421)          (456)
                                                                ------------   ------------
       Balance, end of year                                     $      3,308   $      2,876
                                                                ============   ============

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(12)   Earnings Per Common Share

       The following is the calculation of basic and diluted earnings per common share. Because the Company has net losses, all stock options issued have an anti-dilutive effect and, therefore, have been excluded from the earnings per common share calculation.

                                                                    2000           1999
                                                                ------------   ------------
       Net loss to common shareholders                          $ (3,971,008)  $ (4,038,719)
       Dividends to preferred shareholders                           170,555              -
                                                                ------------   ------------
       Net loss to common shareholders                            (4,141,563)    (4,038,719)
       Weighted average shares for basic and diluted               4,246,346      4,240,819
       Basic earnings (loss) per common share                   $      (0.98)  $      (0.95)
                                                                ============   ============
       Diluted earnings (loss) per common share                 $      (0.98)  $      (0.95)
                                                                ============   ============

(13)   Employee Benefit Plan

       The Company established a 401(k) plan in January 1998 for all eligible employees. The Company began to match a portion of employee contributions beginning January 1, 1999. The Company's match for December 31, 2000 and 1999 was $109,000 and $61,000, respectively.


(14)   Director and Employee Stock Compensation Plan

       In 1998, the Company adopted a stock option plan (the "Plan") pursuant to which the Company may grant stock options to employees and members of its holding company and subsidiaries' Board of Directors. The Company has granted options to purchase up to 318,462 shares of common stock as of December 31, 2000.

       The Company also granted stock awards to an employee. The stock awards vest ratably over a three year period and are contingent upon continued employment of the individual and other factors as set forth in the agreement. As of December 31, 2000, the Company recognized $12,000 in compensation expense related to the stock awards.

       Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Director stock options have 10-year terms and vest and become fully exercisable immediately. Employee stock options have 10-year terms and vest and become fully exercisable after 3 years.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


       Stock option activity during the periods indicated is as follows:

                                                                                 Weighted
                                                                                 Average
                                                                  Number of      Exercise
                                                                   Shares         Price
                                                                ------------   ------------
       Balance at December 31, 1998                                   13,750   $       6.75
       Granted                                                       164,841   $       6.84
       Exercised                                                           -              -
       Forfeited                                                        (440)          6.38
       Expired                                                             -              -
                                                                ------------   ------------
       Balance at December 31, 1999                                  178,151   $      13.22
       Granted                                                        62,786           4.90
       Issued at acquisition                                          95,534           3.56
       Exercised                                                      (7,259)          2.92
       Forfeited                                                     (10,750)          6.21
       Expired                                                             -              -
                                                                ------------   ------------
       Balance at December 31, 2000                                  318,462   $       5.74
                                                                ============   ============

       At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $2.41 - $7.50 and
       8.4 years, respectively. At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $6.38 - $7.50 and 9.2 years, respectively. As of December 31, 2000 and 1999, the outstanding options exercisable were 133,075 and 44,800, respectively.

       At December 31, 2000 and 1999, additional shares available for grant under the Plan were 74,279 and 221,849, respectively. The per share weighted-average fair value of stock options granted during 2000 and 1999 was $2.23 and $2.74, respectively, on the date of grant using the Black Scholes option-pricing model (using an expected volatility over the expected life of the options of 33.5 percent and 37.5 percent, respectively). As of December 31, 2000 the weighted-average assumptions were as follows: expected dividend yield 0.00 percent, risk-free interest rate of 6.54 percent, and an expected life of 10 years. As of December 31, 1999, the weighted-average assumptions were as follows: expected dividend yield 0.00 percent, risk-free interest rate of 4.94 percent, and an expected life of 10 years.

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


                                                                   2000               1999
                                                              --------------     --------------
       Net loss:
           As reported                                        $   (3,971,000)    $   (4,038,000)
           Pro forma                                              (4,111,000)        (4,490,000)
       Loss per share:
           As reported                                        $        (0.98)    $        (0.95)
           Pro forma                                                   (1.01)             (1.06)

(15)   Segment Reporting

       The Company operates and reports in two business segments, commercial banking and investment advisory services. The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit. The investment advisory services segment provides advisory services to businesses and individuals including financial planning and retirement/estate planning.

       Information  about  reportable  segments,   and  reconciliation  of  such
       information to the consolidated financial statements as of and for the years ended December 31, 2000 and 1999 follows:

Segment Reporting as of December 31, 2000

                                             Commercial     Investment                   Intersegment
                                               Banking       Advisory         Other      Elimination    Consolidated
                                            ------------   ------------   ------------   ------------   ------------
       Net interest income                  $  5,913,862   $          -   $    496,059   $          -   $  6,409,921
       Provision for loan losses                 752,755              -              -              -        752,755
       Non-interest income                       573,754      1,515,530         12,210         (3,553)     2,097,941
       Non-interest expense                    6,694,546      1,990,297      3,044,825         (3,553)    11,726,115
                                            ------------   ------------   ------------   ------------   ------------
       Net income (loss)                    $   (959,685)  $   (474,767)  $ (2,536,556)  $          -   $ (3,971,008)
                                            ============   ============   ============   ============   ============
       Total assets                         $193,641,120   $    175,842   $ 35,013,763   $(21,782,385)  $207,048,340


Segment Reporting as of December 31, 1999

                                             Commercial     Investment                   Intersegment
                                               Banking       Advisory         Other      Elimination    Consolidated
                                            ------------   ------------   ------------   ------------   ------------
       Net interest income                  $  2,136,974   $          -   $    887,738   $          -   $  3,024,712
       Provision for loan losses                 513,847              -              -              -        513,847
       Non-interest income                       310,441      1,017,924         (7,880)             -      1,320,485
       Non-interest expense                    4,238,767      1,612,411      2,018,891              -      7,870,069
                                            ------------   ------------   ------------   ------------   ------------
       Net income (loss)                    $ (2,305,199)  $   (594,487)  $ (1,139,033)  $          -   $ (4,038,719)
                                            ============   ============   ============   ============   ============
       Total assets                         $ 91,628,884   $    792,792   $ 31,056,219   $(26,444,928)  $ 97,032,967


                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


       The Company does not have operating segments other than those reported. Parent Company financial information is included in the Other category and represents the overhead function rather than an operating segment.

(16)   Financial Instruments with Off Balance Sheet Risk

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

       Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 2000 are collateralized.

       Those instruments represent obligations of the Company to extend credit or guarantee borrowings, therefore, they are not recorded on the consolidated statements of financial condition. The rates and terms of these instruments are competitive with others in the market in which the Company operates. Almost all of these instruments as of December 31, 2000 have floating rates, therefore significantly mitigating the market risk.

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

       (In thousands)
       Financial instruments whose contract amounts represent potential credit risk:
              Commitments to extend credit                               $     45,739
              Standby letters of credit                                         3,215
                                                                         ============

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

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(17)   Disclosures of Fair Value of Financial Instruments

       The assumptions used and the estimates disclosed represent management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management as of December 31, 2000. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management's evaluation of those factors change.

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

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


       Borrowings

       The fair value of borrowings is estimated using a discounted cash flow calculation that applies an interest rate currently available with similar terms.

       Commitments

       The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other convenants or requirements. These commitments generally have fixed expiration dates expiring within one year. Many commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of these instruments are competitive with others in the market in which the Company operates. The carrying amounts are reasonable estimates of the fair value of these financial instruments. The carrying amounts of these instruments are zero at December 31, 2000.

       Accrued Interest

       The carrying amounts of accrued interest approximate their fair values.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


       Fair Value of Financial Instruments as of December 31, 2000 and 1999:

                                                                     December 31, 2000
                                                                --------------------------
                                                                  Carrying     Estimated
       (In thousands)                                              Amount      Fair Value
                                                                ------------  ------------
       Financial assets:
           Cash and cash equivalents                            $     29,488  $     29,488
           Investment securities and other investments                 8,448         8,448
           Loans receivable                                          152,371       152,462
           Accrued interest receivable                                 1,059         1,059
       Financial liabilities:
           Demand deposits                                      $     40,943  $     40,943
           Interest checking                                          12,069        12,069
           Money market and statement savings                         25,683        25,683
           Certificates of deposit                                    84,676        85,535
           Borrowings                                                  7,287         7,287
           Accrued interest payable                                       78            78

                                                                     December 31, 1999
                                                                --------------------------
                                                                  Carrying     Estimated
(In thousands)                                                     Amount      Fair Value
                                                                ------------  ------------
       Financial assets:
           Cash and cash equivalents                            $     19,043  $     19,043
           Investment securities and other investments                 5,822         5,822
           Loans receivable                                           67,441        66,896
           Accrued interest receivable                                   351           351
       Financial liabilities:
           Demand deposits                                      $     12,330  $     12,330
           Interest checking                                           3,891         3,891
           Money market and statement savings                         11,499        11,499
           Certificates of deposit                                    32,153        32,124
           Accrued interest payable                                       48            48

(18)   Parent Company -Only Financial Statements

       The  Cardinal  Financial  Corporation  (parent  company-only)   condensed
       financial statements are as follows:

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



              PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
                           December 31, 2000 and 1999
                                 (In thousands)

                          Assets                                    2000          1999
                                                                ------------  ------------
Cash & cash equivalents                                         $      3,478  $      8,224
Investment securities available-for-sale                                   -         2,438
Other investments                                                         84            84
Investment in subsidiaries                                            19,341        17,676
Premises and equipment, net                                            2,365         2,532
Goodwill and other intangibles                                         9,576             -
Other assets                                                             169           102
                                                                ------------  ------------
               Total assets                                     $     35,013  $     31,056
                                                                ============  ============
           Liabilities and Shareholders' Equity

Total liabilities                                               $        901  $        311

Total shareholders' equity                                      $     34,112  $     30,745

               Total liabilities and shareholders' equity       $     35,013  $     31,056
                                                                ============  ============

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



             PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2000 and 1999

                                                                     2000          1999
                                                                 ------------   ------------
Income:
Interest income                                                  $    496,059   $    887,738
Other income                                                           12,210         (7,880)
                                                                 ------------   ------------
    Total income                                                      508,269        879,858


Expense:

General and administrative expenses                                 3,044,825      2,018,891
                                                                 ------------   ------------
    Total expense                                                   3,044,825      2,018,891

    Net loss before income taxes and equity in undistributed
          earnings of subsidiaries                               $ (2,536,556)  $ (1,139,033)

Provision for income taxes                                                  -              -

Equity in undistributed earnings of subsidiaries                   (1,434,452)    (2,899,686)
                                                                 ------------   ------------
Net loss                                                         $ (3,971,008)  $ (4,038,719)
                                                                 ------------   ------------

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


                  PARENT COMPANY ONLY CONDENSED STATEMENT OF CASH FLOWS
                         Years ended December 31, 2000 and 1999
                                     (In thousands)

                                                                                             2000             1999
                                                                                         ------------     ------------
Cash flows from operating activities:
    Net loss                                                                             $     (3,971)    $     (4,039)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Equity in undistributed earnings of subsidiaries                                        1,434            2,900
        Depreciation and amortization                                                             465              245
        Increase (decrease) in and other assets and liabilities                                   544             (156)
                                                                                         ------------     ------------
                Net cash used in operating activities                                          (1,528)          (1,050)
                                                                                         ------------     ------------
Cash flows from investing activities:
    Capital infusions in subsidiaries                                                            (750)         (14,028)
    Dividends from subsidiary                                                                   3,000                -
    Net change in premises and equipment                                                          (62)          (1,249)
    Proceeds from sale of and redemptions of securities                                         2,468            3,500
    Purchase of other investments                                                                   -              (84)
    Cash paid in acquisition                                                                   (7,726)               -
                                                                                         ------------     ------------
                Net cash used in investing activities                                          (3,070)         (11,861)
                                                                                         ------------     ------------
Cash flows from financing activities:
    Dividends declared on preferred stock                                                        (170)               -
    Stock options exercised                                                                        22                -
    Reversal of accrued costs related to public offering                                            -              138
                                                                                         ------------     ------------
             Net cash (used in) provided by financing activities                                 (148)             138
                                                                                         ------------     ------------
Net decrease in cash and cash equivalents                                                      (4,746)         (12,773)

Cash and cash equivalents at beginning of period                                                8,224           20,997
                                                                                         ------------     ------------
Cash and cash equivalents at end of period                                               $      3,478     $      8,224
                                                                                         ============     ============



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CARDINAL FINANCIAL CORPORATION



Date:  April 4, 2001                   By: /s/ L. Burwell Gunn, Jr.
                                           -------------------------------------
                                           L. Burwell Gunn, Jr.
                                           President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                       Title                              Date
                  ---------                                       -----                              ----

          /s/ L. Burwell Gunn, Jr.                    President and Chief Executive             April 4, 2001
-------------------------------------------               Officer and Director
            L. Burwell Gunn, Jr.                      (Principal Executive Officer)


           /s/ Joseph L. Borrelli                        Chief Financial Officer                April 4, 2001
-------------------------------------------           (Principal Financial Officer)
             Joseph L. Borrelli


            /s/ Jennifer L. Deacon                             Controller                       April 4, 2001
-------------------------------------------          (Principal Accounting Officer)
             Jennifer L. Deacon


                                                                Director                        April __, 2001
-------------------------------------------
              Robert M. Barlow


           /s/ Wayne W. Broadwater                              Director                        April 4, 2001
-------------------------------------------
             Wayne W. Broadwater


             /s/ Nancy K. Falck                                 Director                        April 4, 2001
-------------------------------------------
               Nancy K. Falck


                                                                Director                        April __, 2001
-------------------------------------------
            Harvey W. Huntzinger



                  Signature                                       Title                              Date
                  ---------                                       -----                              ----


             /s/ Jones V. Isaac                                 Director                        April 4, 2001
-------------------------------------------
               Jones V. Isaac


           /s/ J. Hamilton Lambert                              Director                        April 4, 2001
-------------------------------------------
            J. Hamilton Lambert


            /s/ Harold E. Lieding                               Director                        April 4, 2001
-------------------------------------------
              Harold E. Lieding


             /s/ James D. Russo                                 Director                        April 4, 2001
-------------------------------------------
               James D. Russo


                                                                Director                        April __, 2001
-------------------------------------------
              John H. Rust, Jr.


            /s/ George P. Shafran                               Director                        April 4, 2001
-------------------------------------------
              George P. Shafran


                                                                Director                        April __, 2001
-------------------------------------------
               Kevin B. Tighe


                                  EXHIBIT INDEX


Number                                   Document
------                                   --------

  3.1 Articles of Incorporation of Cardinal Financial Corporation, attached as Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-52279, filed with the Commission on May 8, 1998 (the "Form SB-2"), incorporated herein by reference.

  3.2 Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, which set forth the designation for the Series A Preferred Stock, attached as Exhibit 4.2 to the Registration Statement on Form 8-A, Registration No. 0-24457, filed with the Commission on September 5, 2000, incorporated herein by reference.

  3.3 Bylaws of Cardinal Financial Corporation, attached as Exhibit 3.2 to the Form SB-2, incorporated herein by reference.

  4 Form of Common Stock Certificate, attached as Exhibit 4 to the Form SB-2, incorporated herein by reference.

  10.1 Employment Agreement, dated as of October 13, 1998, between Cardinal Financial Corporation and Thomas C. Kane, attached as
               Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 Form 10-KSB"), incorporated herein by reference.

  10.2 Employment Agreement, dated as of August 31, 1998, between Cardinal Financial Corporation and Greg D. Wheeless, attached as
               Exhibit 10.7 to the 1998 Form 10-KSB, incorporated herein by reference.

  21           Subsidiaries of the Registrant.