Form 10KSB/A
period 2000-12-31
CARDINAL FINANCIAL CORP
filed 2001-04-30
CIK 1060523

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

                     Common Stock, par value $1.00 per share
             7.25% Cumulative Convertible Preferred Stock, Series A,
                           par value $1.00 per share
                                (Title of Class)

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

                                TABLE OF CONTENTS
                              (Amended Items Only)

                                                                            Page

                                     PART II

Item 7.      Financial Statements..............................................3


                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.................3

Item 10.     Executive Compensation............................................6

Item 11.     Security Ownership of Certain Beneficial Owners and Management....9

Item 12.     Certain Relationships and Related Transactions...................10

Item 13.     Exhibits, List and Reports on Form 8-K...........................11

                                     PART II

Item 7.      Financial Statements

         The following financial statements of Cardinal Financial Corporation (the "Company") are filed as a part of this report following Item 13 below:

         Independent Auditors' Report

         Financial Statements

                  Consolidated Balance Sheets, December 31, 2000 and 1999

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

                  Consolidated  Statements of Cash Flows,  Years Ended  December
                    31, 2000 and 1999

                  Notes to Consolidated Financial Statements


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         The following information sets forth the names, ages, principal occupations and business experience for the past five years for all directors.

         Robert M. Barlow, 71, has been a director since 1997. Mr. Barlow was the founder and principal shareholder of a group of companies engaged in construction, manufacturing and real estate in northern Virginia for 38 years. In 1995, he sold those ventures and is now retired.

         Wayne W. Broadwater, 77, has been a director since 1997. Mr. Broadwater served as President and CEO of Shipmates, Ltd., a chain of tool and equipment rental and sales companies that he founded in 1972, until its sale in 1997.

         Nancy K. Falck, 71, has been a director since 1997. Ms. Falck has been Secretary of the Company since 1998. She is active in community affairs and is past President of the Board of Directors of the Family Respite Center (a day program that helps people with Alzheimer's disease) and a Commissioner on the Fairfax Area Council on Aging.

         L. Burwell Gunn, Jr., 56, has been a director since 1997. Mr. Gunn has been President and Chief Executive Officer of the Company since 1997 and was President of Cardinal Bank, N.A., a subsidiary of the Company, from 1997 to 1999. Prior to 1997, he was Executive Vice President and Commercial Division Head of the Greater Washington Region of Crestar Bank, where he worked in various positions for 25 years.

         Harvey W. Huntzinger, 74, has been a director since 1997. Mr. Huntzinger is a founder of National Systems Management Corporation, a service company organized in 1972, and was its President and CEO until his retirement in 1998.

         Jones V. Isaac, 69, has been a director since 1997. Mr. Isaac is President of Isaac Enterprises, Inc., a service-oriented firm located in Potomac, Maryland. Prior to 1995, Mr. Isaac was the Administrator of Finance and Administration for the Construction Specifications Institute, where he had been employed since 1967.

         J. Hamilton Lambert, 60, has been a director since 1999. Mr. Lambert is President of J. Hamilton Lambert and Associates, a consulting firm based in Leesburg, Virginia. He served as County Executive of Fairfax County from August 1980 to December 1990.

         Harold E. Lieding, 64, has been a director since 2000. Mr. Lieding served as Chairman of the Board and a director of Heritage Bancorp Inc. and its predecessor The Heritage Bank (collectively, "Heritage") from 1990 until its acquisition by the Company in 2000. Mr. Lieding is an attorney and has practiced law in McLean, Virginia, since 1970.

         James D. Russo, 54, has been a director since 1997. Mr. Russo has been the Managing Director of Potomac Consultants Group in Virginia since 2000. He was Senior Vice President and Chief Financial Officer of Shire Laboratories, Inc., a pharmaceutical research and development company in Rockville, Maryland, from 1994 to 2000.

         John H. Rust, Jr., 53, has been Chairman of the Board since 1997. Mr. Rust is an attorney with the law firm of Rust & Rust in Fairfax, Virginia. He had previously been of counsel in the law firm of McCandlish and Lillard. Mr. Rust is a member of the Virginia House of Delegates.

         George P. Shafran, 74, has been a director since 2000. Mr. Shafran was a director of Heritage from 1998 to 2000. Mr. Shafran is president of Geo. P. Shafran & Associates, Inc., a consulting firm in McLean, Virginia. He is also involved in several partnerships and is the Chairman of the AAA MidAtlantic Advisory Board.

         Kevin B. Tighe, 56, has been a director since 2000. Mr. Tighe was a director of Heritage from 1994 to 2000. Mr. Tighe is a senior partner in the law firm of Tighe Patton Armstrong Teasdale in Washington, D.C. He is also the owner and Chairman of the Board of Directors of the McLean Racquet and Health Club in McLean, Virginia.

Executive Officers and Significant Employees

         The following information sets forth the names, ages, principal occupations and business experience for the past five years for all executive officers and significant employees. Such information with respect to Mr. Gunn is set forth above.

         Christopher W. Bergstrom, 41, has been President of Cardinal Bank - Manassas/Prince William, N.A., a subsidiary of the Company, since 1999 and Executive Vice President and Commercial

Lending Officer of the Company since 1998. Prior to 1998, Mr. Bergstrom was employed with Crestar Bank, where he served in a variety of retail and commercial functions.

         Joseph L. Borrelli, 53, has been Executive Vice President and Chief Financial Officer of the Company since 1998. Prior to 1998, Mr. Borrelli served as the Regional Finance Manager for the Greater Washington Region for Crestar Bank.

         Carl E. Dodson, 46, has been President of Cardinal Bank - Potomac, a subsidiary of the Company, and Executive Vice President of the Company since October 2000. From 1998 to October 2000, he was Senior Vice President and Chief Credit Officer of the Company. From 1997 to 1998, Mr. Dodson was Chief Financial Officer of C.C. Pace Resources, Inc., an engineering company in Fairfax, Virginia. Prior to 1997, he was the senior commercial lending officer of Palmer National Bank ("Palmer") in Washington, D.C. and, following Palmer's sale to George Mason Bank ("George Mason") in 1996, Senior Vice President of Credit Administration of George Mason.

         Thomas C. Kane, 39, has been President of Cardinal Wealth Services, Inc., a subsidiary of the Company that offers full service investment management products, since December 1998. Prior to that time, Mr. Kane was Senior Vice President and Division Manager, Retail Securities & Personal Trust & Investment Management Sales for Crestar Bank in its Greater Washington Region.

         F. Kevin Reynolds, 41, has been President of Cardinal Bank, N.A. since 1999 and Executive Vice President and Senior Lending Officer of the Company since 1998. Prior to 1998, Mr. Reynolds was the senior lending officer responsible for all facets of the commercial lending business of George Mason and helped create George Mason's commercial lending group.

         William J. Ridenour, 49, has been Executive Vice President and Chief Credit Officer of the Company since January 2001. Prior to 2001, he was Executive Vice President and Manager of Commercial Banking of George Mason and its successor, United Bank, in Fairfax and Tysons Corner, Virginia.

         Eleanor D. Schmidt, 40, has been Executive Vice President and Retail Banking Head of the Company since 1998. Prior to 1998, Ms. Schmidt was employed with NationsBank, where she managed multiple branches in the Fairfax area serving a large and diverse deposit and loan base.

         Greg D. Wheeless, 40, has been President of Cardinal Bank - Dulles, N.A., a subsidiary of the Company, since 1999 and Executive Vice President of the Company since 1998. Prior to 1998, Mr. Wheeless was employed with Crestar Bank, which he joined in 1989 as Vice President, Commercial Lender, and where he served most recently as Senior Vice President and Northern Virginia Middle Market Manager.

Item 10.     Executive Compensation

Executive Compensation

         The following table shows, for the fiscal years ended December 31, 2000, 1999 and 1998, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the named executive officers in all capacities in which they served:

                           Summary Compensation Table

                                               Annual Compensation                    Long Term Compensation
                                               -------------------                    ----------------------
                                                                                   Securities
           Name and                                              Other Annual      Underlying        All Other
      Principal Position       Year    Salary ($)  Bonus ($)   Compensation ($)  Options (#)(1)  Compensation($)(2)
      ------------------       ----    ----------  ---------   ----------------  --------------  ------------------
L. Burwell Gunn, Jr.           2000       163,562    42,325           *              14,000          19,600
President and Chief            1999       159,497    42,325           *              14,750          12,959
   Executive Officer           1998       150,000    50,000           *               1,250           5,247

F. Kevin Reynolds              2000       108,037    26,000           *               3,000          11,963
President, Cardinal Bank,      1999       104,587    26,000           *               3,131           3,685
   N.A.                        1998(3)     98,640    30,000           *                   -             545

Christopher W. Bergstrom       2000       108,037    23,000           *               2,554          17,833
President, Cardinal Bank -     1999       105,504    23,000           *               3,131           8,060
   Manassas/Prince William,    1998(4)     70,189    30,000           *                   -           3,405
   N.A.

Carl E. Dodson                 2000       105,370    22,000           *               3,000           3,757
President, Cardinal Bank       1999       101,202    14,700           *               1,534             398
   -Potomac                    1998(5)     54,594         -           *                   -               -

Joseph L. Borrelli             2000       106,468    20,000           *               2,222           8,852
Executive Vice President and   1999       103,846    20,000           *               2,818           8,565
   Chief Financial Officer     1998        90,670    27,000           *                   -           3,544

Greg D. Wheeless,              2000       106,468    18,540           *               2,060          23,456
President, Cardinal Bank -     1999       103,726    18,540           *               2,159           7,301
   Dulles, N.A.                1998(6)     30,006    13,000           *                   -               -

------------------
* All benefits that might be considered of a personal nature did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.

(1) Amounts disclosed include 750 shares of Common Stock for the year ended December 31, 1999 and 1,250 shares of Common Stock for the year ended December 31, 1998 that underlie options granted to Mr. Gunn in his capacity as a director of the Company.
(2) Amounts presented represent (i) gross value of payments made by the Company pursuant to life insurance agreements between the Company and the named executive officers and (ii) total contributions to the Company's 401(k) plan on behalf of each of the named executive officers to match pre-tax elective deferral contributions (which are included under the "Salary" column) made by each to such plan.
(3)  Mr. Reynolds' employment with the Company commenced on January 19, 1998.
(4)  Mr. Bergstrom's employment with the Company commenced on April 6, 1998.
(5)  Mr. Dodson's employment with the Company commenced on May 25, 1998.
(6)  Mr. Wheeless's employment with the Company commenced on August 31, 1998.

Stock Options

         The following table sets forth for the year ended December 31, 2000 the grants of stock options to the named executive officers.

                        Option Grants In Last Fiscal Year

                                                        Percent of Total
                                      Number of        Options Granted to
                                Securities Underlying      Employees in       Exercise or Base
Name                              Options Granted(1)    Fiscal Year (%)(2)   Price ($/Share)(3)     Expiration Date
----                              ------------------    ------------------   ------------------     ---------------
L. Burwell Gunn, Jr.                    14,000                 19.2                  7.50           February 9, 2010

F. Kevin Reynolds                        3,000                  4.1                  5.50           February 9, 2010

Christopher W. Bergstrom                 2,554                  3.5                  5.50           February 9, 2010

Carl E. Dodson                           3,000                  4.1                  5.50           February 9, 2010

Joseph L. Borrelli                       2,222                  3.0                  5.50           February 9, 2010

Greg D. Wheeless                         2,060                  2.8                  5.50           February 9, 2010


-----------------
(1) All options were granted to the named executive officers in their capacities as such and become fully exercisable after three years.
(2) Options to purchase a total of 73,039 shares of Common Stock were granted to employees during the year ended December 31, 2000.
(3) Stock options were awarded at or above the fair market value of the shares of Common Stock at the date of award.

         In the year ended December 31, 2000, no stock options were exercised by any of the named executive officers. The following table sets forth the amount and value of stock options held by the named executive officers as of December 31, 2000.

                          Fiscal Year End Option Values

                                                 Number of
                                           Securities Underlying                     Value of Unexercised
                                          Unexercised Options at                     In-the-Money Options
                                              Fiscal Year End                      at Fiscal Year End ($)(2)
                                              ---------------                      -------------------------

Name                                Exercisable(1)       Unexercisable         Exercisable         Unexercisable
----                                --------------       -------------         -----------         -------------
L. Burwell Gunn, Jr.                    2,000                 28,000                --                   --

F. Kevin Reynolds                        --                    6,131                --                   --

Christopher W. Bergstrom                 --                    5,685                --                   --

Carl E. Dodson                           --                    4,534                --                   --

Joseph L. Borrelli                       --                    5,040                --                   --

Greg D. Wheeless                         --                    4,750                --                   --

-------------------------
(1) Amounts disclosed represent shares of Common Stock that underlie options granted to Mr. Gunn in 1998 and 1999 in his capacity as a director of the Company.
(2) The value of in-the-money options at fiscal year end is calculated by determining the difference between the closing price of a share of Common Stock as reported on the Nasdaq SmallCap Market on December 31, 2000 and the exercise price of the options. No options disclosed in the table were in-the-money as of December 31, 2000.


Director Compensation

         Directors of the Company do not receive any cash compensation. In lieu of cash fees for service on the Board of Directors, each non-employee director of the Company is granted annually options to purchase 2,000 shares of Common Stock. Such options are granted with an exercise price at or above the fair market value of the Common Stock and expire ten years from the date of grant.

Compensation and Other Employment Arrangements

         Each of Carl E. Dodson and Greg D. Wheeless have employment agreements with the Company. Mr. Dodson's agreement, which is dated as of November 3, 2000, provides for his service as Executive Vice President of the Company and President and Chief Executive Officer of Cardinal Bank - Potomac and provides for a base salary of $106,000. Mr. Wheeless's agreement, which is dated as of August 31, 1998, provides for his service as Executive Vice President of the Company and President and Chief Executive Officer of Cardinal Bank - Dulles, N.A.. and provides for a base salary of $100,000.

         Both agreements include annual salary increases at the discretion of the Board of Directors and cash bonuses up to 30% of the salary based on the attainment of certain performance objectives by the individual. The agreements also include stock option grants up to 20% of salary based on the attainment of such objectives. Such grants are awarded with an option exercise price equal to the fair market value of shares of Common Stock at the date of grant, and the options vest and become exercisable three years after the date of grant. Each of these agreements is for a term of three years and may be renewed for an additional two-year period.


Item 11.     Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

         The following table sets forth information as of March 31, 2001 regarding the number of shares of Common Stock beneficially owned by each director, by each executive officer named in the summary compensation table below and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person's home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

                                                             Common Stock                  Percentage
    Name                                                Beneficially Owned (1)            of Class (%)
    ----                                                ----------------------            ------------
    Robert M. Barlow                                            104,000                        2.4
    Christopher W. Bergstrom                                     15,946                         *
    Joseph L. Borrelli                                           18,459                         *
    Wayne W. Broadwater                                          31,000                         *
    Carl E. Dodson                                               10,736                         *
    Nancy K. Falck                                               30,667                         *
    L. Burwell Gunn, Jr.                                         50,490                        1.2
    Harvey W. Huntzinger                                        134,500                        3.2
    Jones V. Isaac                                               57,400                        1.4
    J. Hamilton Lambert                                          14,925                         *
    Harold E. Lieding (2)                                       346,493                        7.5
    F. Kevin Reynolds                                            18,457                         *
    James D. Russo                                               65,800                        1.6
    John H. Rust, Jr.                                            45,060                        1.1
    George P. Shafran (2)                                        35,566                         *
    Kevin P. Tighe (2)                                           16,040                         *
    Greg D. Wheeless                                              5,057                         *

    All present executive officers and directors
      as a group (19 persons)                                 1,008,840                        29.2

    ------------------
    * Percentage of ownership is less than one percent of the outstanding shares of Common Stock.
    (1) The number of shares of Common Stock shown in the table includes 68,343 shares held for certain directors and executive officers in the Company's 401(k) plan as of March 31, 2001, and 70,432 shares that certain directors and executive officers have the right to acquire through the exercise of stock options within 60 days following March 31, 2001.
    (2) The number of shares of Common Stock shown in the table includes shares that certain directors have the right to acquire through the conversion of shares of the Company's 7.25% Cumulative

         Convertible Preferred Stock, Series A, par value $1.00 per share ("Series A Preferred Stock"), as follows: Lieding, 333,443; Shafran, 23,714; and Tighe, 2,700.


Security Ownership of Certain Beneficial Owners

         The following table sets forth, as of March 31, 2001, certain information with respect to the beneficial ownership of shares of Common Stock by each person who owns, to the Company's knowledge, more than five percent of the outstanding shares of Common Stock.


                                         Common Stock                Percentage
    Name                            Beneficially Owned (1)          of Class (%)
    ----                            ----------------------          ------------

    Harold E. Lieding                       346,493                     7.5
    1433 Blandfield Drive
    Vienna, VA  22182

    -----------------
    (1) The number of shares of Common Stock shown in the table includes 13,040 shares that Mr. Lieding has the right to acquire through the exercise of stock options within 60 days following March 31, 2001 and 333,443 shares that Mr. Lieding has the right to acquire through the conversion of shares of Series A Preferred Stock.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and any persons who own more than 10% of Common Stock, to file with the Securities and Exchange Commission ("SEC") reports of ownership and changes in ownership of common stock. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during fiscal year 2000, all filing requirements applicable to its officers and directors were met, except that Harvey W. Huntzinger, a director, inadverently filed late a report on Form 4 covering two purchases of shares of Common Stock in March and June 2000.


Item 12.     Certain Relationships and Related Transactions

Transactions with Management

         Some of the directors and officers of the Company are at present, as in the past, customers of the Company, and the Company has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers and their associates, as a group, at December 31, 2000 totaled approximately $3.3 million, or 9.7% of the Company's equity capital at that date.

         There are no legal proceedings to which any director, officer or principal shareholder, or any affiliate thereof, is a party that would be material and adverse to the Company.

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

             10.3 Cardinal Financial Corporation 1999 Stock Option Plan, attached as Exhibit A to the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, incorporated herein by reference.

             10.4 Employment Agreement, dated as of November 3, 2000, between Cardinal Financial Corporation and Carl E. Dodson.*

             10.5 Employment Agreement, dated as of January 2, 2001, between Cardinal Financial Corporation and William J. Ridenour.*

             21     Subsidiaries of the Registrant.**

             --------------------------
             *   Filed herewith.
             **  Previous filed.

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
                                                                  ============     ============

       The tax benefits of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                                                                              2000             1999
                                                                          ------------     ------------
       Deferred tax assets:
           Bad debts                                                      $    500,464          223,126
           Organization and other costs                                         66,632           71,438
           Net operating loss carryforwards                                  3,552,745        1,765,588
           Unrealized (gains) losses on investments available-for-sale          (1,379)          58,153
           Other                                                                 1,279            6,890
                                                                          ------------     ------------
                          Total gross deferred assets                        4,119,741        2,125,195
       Less valuation allowance                                             (3,940,171)      (2,026,756)
                                                                          ------------     ------------
                          Net deferred tax assets                              179,570           98,439
                                                                          ------------     ------------
       Deferred tax liabilities:
           Prepaid expenses                                                    (35,710)          (6,960)
           Depreciation                                                        (94,084)         (91,479)
           Loan origination costs                                              (49,776)               -
                                                                          ------------     ------------
                          Total gross deferred tax liabilities                (179,570)         (98,439)
                                                                          ------------     ------------
           Net deferred tax asset                                         $          -                -
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


                                     CARDINAL FINANCIAL CORPORATION



Date:  April 30, 2001                By: /s/ L. Burwell Gunn, Jr.
                                         ---------------------------------------
                                         L. Burwell Gunn, Jr.
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

    10.3 Cardinal Financial Corporation 1999 Stock Option Plan, attached as Exhibit A to the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, incorporated herein by reference

    10.4 Employment Agreement, dated as of November 3, 2000, between Cardinal Financial Corporation and Carl E. Dodson.*

    10.5 Employment Agreement, dated as of January 2, 2001, between Cardinal Financial Corporation and William J. Ridenour.*

    21           Subsidiaries of the Registrant.**

    ---------------------
    *   Filed herewith.
    **  Previous filed.