Form 10QSB
period 2001-03-31
CARDINAL FINANCIAL CORP
filed 2001-05-15
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

          4,253,172 shares of common stock, par value $1.00 per share, outstanding as of March 31, 2001

                         CARDINAL FINANCIAL CORPORATION

                                TABLE OF CONTENTS

                                                                                                          Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Condition
                  March 31, 2001 (Unaudited) and December 31, 2000...........................................3

                  Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2001 and 2000.........................................4

                  Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                  For the Three Months Ended March 31, 2001 and 2000.........................................5

                  Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Three Months Ended March 31, 2001 and 2000.........................................6

                  Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2001 and 2000.........................................7

                  Notes to Condensed Consolidated Financial Statements (Unaudited)...........................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations........................................................11


Part II.      Other Information

         Item 1.  Legal Proceedings.........................................................................23

         Item 2.  Changes in Securities and Use of Proceeds.................................................23

         Item 3.  Defaults Upon Senior Securities...........................................................23

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................23

         Item 5.  Other Information.........................................................................23

         Item 6.  Exhibits and Reports on Form 8-K..........................................................23

Signatures


                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                      March 31, 2001 and December 31, 2000
                        (In thousands, except share data)

                                                                             (Unaudited)
                                                                               March 31,     December 31,
                          Assets                                                 2001            2000
                                                                             ------------    ------------
Cash & due from banks                                                        $     20,185    $      4,734
Federal funds sold                                                                 27,454          24,754
                                                                             ------------    ------------
           Total cash and cash equivalents                                         47,639          29,488

Investment securities available-for-sale                                            3,774           6,935
Other investments                                                                   1,521           1,513
Loans receivable, net of fees                                                     166,801         154,271
Allowance for loan losses                                                          (1,957)         (1,900)
                                                                             ------------    ------------
                                                                                  164,844         152,371
Premises and equipment, net                                                         5,798           5,659
Goodwill and other intangibles                                                      9,400           9,576
Accrued interest and other assets                                                   1,370           1,506
                                                                             ------------    ------------
           Total assets                                                      $    234,346    $    207,048
                                                                             ============    ============
           Liabilities and Shareholders' Equity
Deposits                                                                     $    187,934    $    163,371
Borrowings                                                                         10,850           7,287
Accrued interest and other liabilities                                              2,482           2,278
                                                                             ------------    ------------
           Total liabilities                                                      201,266         172,936

Preferred stock, cumulative convertible, $1 par value, 1,412,000 shares
    authorized, 1,411,246 and 1,411,268 shares outstanding in 2001                  1,411           1,411
    and 2000, respectively
Common  stock, $1  par  value, 50,000,000 shares authorized, 4,253,172 and
    4,253,155 shares outstanding in 2001
    and 2000, respectively                                                          4,253           4,253
Additional paid in capital                                                         38,472          38,466
Accumulated deficit                                                               (11,053)        (10,022)
Accumulated other comprehensive income (loss)                                          (3)              4
                                                                             ------------    ------------
           Total shareholders' equity                                              33,080          34,112
                                                                             ------------    ------------
           Total liabilities and shareholders' equity                        $    234,346    $    207,048
                                                                             ============    ============

See accompanying notes to consolidated financial statements

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                 2001            2000
                                                                             ------------    ------------
Interest income:
    Loans receivable                                                         $  3,472,036    $  1,528,938
    Federal funds sold                                                            371,924         287,204
    Investment securities available-for-sale                                      105,239          72,202
    Other investments                                                              21,695          15,480
                                                                             ------------    ------------
                 Total interest income                                          3,970,894       1,903,824

Interest expense:
    Deposits                                                                    1,793,223         654,516
    Borrowings                                                                    112,727          96,214
                                                                             ------------    ------------
                 Total interest expense                                         1,905,950         750,730
                                                                             ------------    ------------
                 Net interest income                                            2,064,944       1,153,094

Provision for loan losses                                                          56,517         143,091
                                                                             ------------    ------------
                 Net interest income after provision for loan losses            2,008,427       1,010,003

Non-interest income:
    Service charges on deposit accounts                                            88,022          20,401
    Loan service charges                                                           69,983          63,104
    Investment fee income                                                         411,136         313,326
    Gains from sale of assets                                                      11,806               -
    Other income                                                                   70,964          26,848
                                                                             ------------    ------------
                 Total non-interest income                                        651,911         423,679

Non-interest expense:
    Salary and benefits                                                         1,887,884       1,362,859
    Occupancy                                                                     333,511         221,508
    Professional fees                                                             130,126         101,554
    Depreciation                                                                  178,143         128,500
    Amortization of intangibles                                                   176,757               -
    Other operating expenses                                                      856,876         561,421
                                                                             ------------    ------------
                 Total non-interest expense                                     3,563,297       2,375,842
                                                                             ------------    ------------
                 Net loss before income taxes                                    (902,959)       (942,160)

Provision for income taxes                                                              -               -
                                                                             ------------    ------------
Net loss                                                                     $   (902,959)   $   (942,160)
                                                                             ============    ============
Dividends to preferred shareholders                                               127,913               -
                                                                             ------------    ------------
Net loss to common shareholders                                              $ (1,030,872)   $   (942,160)
                                                                             ============    ============
Basic and diluted loss per common share                                      $      (0.24)   $      (0.22)
                                                                             ============    ============
Weighted-average common shares outstanding                                      4,253,162       4,242,634
                                                                             ============    ============


See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
               For the three months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                               2001              2000
                                                          --------------    --------------

Net loss                                                  $     (902,959)   $     (942,160)
Other comprehensive income (loss):
   Unrealized gain (loss) on available-for-sale
        investment securities                                     (7,646)          (75,179)
                                                          --------------    --------------

Comprehensive loss                                        $     (910,605)   $   (1,017,339)
                                                          ==============    ==============


See accompanying notes to consolidated financial statements.

                                           CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                         For the three months ended March 31, 2001 and 2000
                                                           (In thousands)
                                                             (Unaudited)
                                                                                                           Accumulated
                                                                                Additional                    Other
                                          Preferred  Preferred  Common  Common   Paid-in    Accumulated   Comprehensive
                                            Shares     Stock    Shares  Stock    Capital      Deficit      Income (Loss)     Total
                                          ---------  ---------  ------  ------  ----------  -----------   -------------   ---------
Balance, January 1, 2000                          -  $       -   4,243  $4,243  $   32,496  $    (5,881)  $        (113)  $  30,745

Accrual of stock award                            -          -       -       -           2            -               -           2

Change in unrealized gain (loss) on
  investment securities available-for-sale        -          -       -       -           -            -             (75)        (75)

Net loss                                          -          -       -       -           -         (942)              -        (942)
                                          ---------  ---------  ------  ------  ----------  -----------   -------------   ---------
Balance, March 31, 2000                           -  $       -   4,243  $4,243  $   32,498  $    (6,823)  $        (188)  $  29,730
===================================================================================================================================

Balance, January 1, 2001                      1,411  $   1,411   4,253  $4,253  $   38,466  $   (10,022)  $           4   $  34,112

Accrual of stock award                            -          -       -       -           6            -               -           6

Dividends on preferred stock                      -          -       -       -           -         (128)              -        (128)

Change in unrealized gain (loss) on
  investment securities available-for-sale        -          -       -       -           -            -              (7)         (7)

Net loss                                          -          -       -       -           -         (903)              -        (903)
                                          ---------  ---------  ------  ------  ----------  -----------   -------------   ---------
Balance, March 31, 2001                       1,411  $   1,411   4,253  $4,253  $   38,472  $   (11,053)  $          (3)  $  33,080
===================================================================================================================================


See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                                 (In thousands)
                                   (Unaudited)

                                                                                            2001            2000
                                                                                        ------------    ------------
Cash flows from operating activities:
    Net loss                                                                            $       (903)   $       (942)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                            178             129
         Amortization of intangibles, premiums and discounts                                     184              --
         Provision for loan losses                                                                57             143
         Gain on sale of premises and equipment                                                   (5)             --
         (Increase) decrease in accrued interest and other assets                                136            (144)
         Increase (decrease) in accrued interest and other liabilities                           204            (288)
         Compensation related to stock awards                                                      6               2
                                                                                        ------------    ------------
                 Net cash used in operating activities                                          (143)         (1,100)
                                                                                        ------------    ------------
Cash flows from investing activities:
    Purchase of premises and equipment                                                          (324)           (402)
    Proceeds from sale of premises and equipment                                                  12              --
    Proceeds from sale of investment securities available-for-sale                                --               6
    Purchase of investment securities available-for-sale                                          --             (18)
    Purchase of other investments                                                               (108)             --
    Redemptions of investment securities available-for-sale and other investments              3,246             169
    Net increase in loan portfolio                                                           (12,530)        (13,277)
                                                                                        ------------    ------------
                 Net cash used in investing activities                                        (9,704)        (13,522)
                                                                                        ------------    ------------
Cash flows from financing activities:
    Net increase in deposits                                                                  24,563          20,137
    Net increase in short-term borrowings                                                      3,563              --
    Dividends declared on preferred stock                                                       (128)             --
                                                                                        ------------    ------------
              Net cash provided by financing activities                                       27,998          20,137
                                                                                        ------------    ------------
Net increase in cash and cash equivalents                                                     18,151           5,515
Cash and cash equivalents at beginning of period                                              29,488          19,043
                                                                                        ------------    ------------
Cash and cash equivalents at end of period                                              $     47,639    $     24,558
                                                                                        ============    ============
Supplemental disclosure of cash flow information:
    Cash paid during period for interest:                                               $      1,900    $        760
                                                                                        ============    ============



See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly-owned subsidiaries. In addition to Cardinal Bank, N.A., which began operations in 1998, the Company opened the following three subsidiaries in 1999: Cardinal Wealth Services, Inc., an investment advisory subsidiary (as of February 1, 1999), Cardinal Bank - Manassas/Prince William, N.A. (as of July 26, 1999), and Cardinal Bank - Dulles, N.A. (as of August 2, 1999). On September 1, 2000, the Company completed its acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank, headquartered in McLean, Virginia. The Heritage Bank was renamed and became the Company's fourth banking subsidiary, Cardinal Bank - Potomac.

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the quarters ended March 31, 2001 and 2000 follows:

For the Three Months Ended March 31, 2001:

                                       Commercial      Investment     Intersegment
                                         Banking        Advisory       Elimination        Other       Consolidated
                                      ----------------------------------------------------------------------------
Net interest income                   $  2,049,329    $          -    $          -    $     15,615    $  2,064,944
Provision for loan losses                   56,517               -               -               -          56,517
Non-interest income                        242,888         412,999               -          (3,976)        651,911
Non-interest expense                     2,549,221         508,920               -         505,156       3,563,297
                                      ----------------------------------------------------------------------------
Net income (loss)                     $   (313,521)   $    (95,921)   $          -    $   (493,517)   $   (902,959)
                                      ============================================================================

Total Assets                          $221,423,190    $    200,317    $(21,123,844)   $ 33,845,877    $234,345,540

For the Three Months Ended March 31, 2000:

                                        Commercial     Investment     Intersegment
                                         Banking        Advisory       Elimination        Other       Consolidated
                                      ----------------------------------------------------------------------------
Net interest income                   $    993,606    $          -    $          -    $    159,488    $  1,153,094
Provision for loan losses                  143,091               -               -               -         143,091
Non-interest income                        106,020         313,326          (3,553)          7,886         423,679
Non-interest expense                     1,413,143         467,949          (3,553)        498,303       2,375,842
                                      ----------------------------------------------------------------------------
Net income (loss)                     $   (456,608)   $   (154,623)   $          -    $   (330,929)   $   (942,160)
                                      ============================================================================

Total Assets                          $106,990,578    $    212,631    $(21,178,772)   $ 29,900,182    $115,924,619


The Company does not have operating segments other than those reported. Parent Company financial information is included in the Other category above and represents the overhead function rather than an operating segment. Parent Company's net interest income is comprised of interest income from fed funds and investment securities.

Note 3

Earnings Per Share

The following table discloses the calculation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000. Because the Company has net losses, all stock options issued to date have an anti-dilutive effect and, therefore, have been excluded from the earnings per share calculation.

                                                    Three Months Ended March 31,
                                                        2001           2000
                                                    ----------------------------
Net loss                                            $  (902,959)    $  (942,160)

Dividends to preferred shareholders                     127,913              -
                                                    -----------     -----------

Net loss to common shareholders                      (1,030,872)       (942,160)

Weighted average shares for basic and diluted         4,253,162       4,242,634

Basic and diluted loss per share                    $     (0.24)    $     (0.22)



Note 4

New Accounting Pronouncements

On January 1, 2001, the Company adopted Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and 138. The Company has no derivative instruments or hedging activities and therefore the adoption of Statement No. 133, as amended, did not have an impact on the Company's financial position, equity or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Cardinal Financial Corporation (the "Company") is the holding company for four bank subsidiaries and one non-bank subsidiary. The Company began operations November 24, 1997 and opened its first bank subsidiary, Cardinal Bank, N.A., on June 8, 1998. Following its private offering in December 1997 that generated $10.6 million in capital, the Company raised an additional $26.0 million in an initial public offering of 2,830,000 shares in July 1998. In February 1999, Cardinal Wealth Services, Inc. began operations as the Company's non-bank investment advisory subsidiary. Through a strategic alliance with LM Financial Partners, Inc., a wholly-owned subsidiary of Legg Mason, Inc., Cardinal Wealth Services, Inc. can offer an extensive range of financial products and services. In July 1999, the Company's second bank subsidiary, Cardinal Bank
-Manassas/Prince William, N.A. began operations. Cardinal Bank -Dulles, N.A., the third bank subsidiary, began operations in August 1999. On September 1, 2000, the Company completed its merger with Heritage Bancorp, Inc. ("Heritage"), a bank holding company with $62.2 million in assets headquartered in McLean, Virginia. The merger was accounted for as a purchase business combination. The Heritage Bank was renamed Cardinal Bank - Potomac and became the Company's fourth bank subsidiary. Accordingly, the results of operations of the Company for periods prior to September 1, 2000 do not include Heritage.

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of March 31, 2001 and December 31, 2000 and results of operations for the three months ended March 31, 2001 and March 31, 2000. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

Financial Condition

Total assets of the Company were $234.3 million at March 31, 2001 compared to $207.0 million at December 31, 2000. This represents an increase of $27.3 million or 13% and is due to increased deposit and loan generation. Loans receivable, net of fees, increased $12.5 million to $166.8 million at March 31, 2001 from $154.3 million at December 31, 2000 (see Table 1 for loan portfolio details). Total deposits increased $24.6 million to $187.9 million at March 31, 2001 compared to $163.4 million at December 31, 2000 (see Table 2 for certificates of deposit of $100,000 or more). Total borrowings increased $3.6 million to $10.9 million at March 31, 2001 from $7.3 million at December 31, 2000. Total cash and cash equivalents increased to $47.6 million at March 31, 2001 from $29.5 million at December 31, 2000. The increase in cash and cash equivalents was primarily the result of increased clearing balances held at the Federal Reserve at March 31, 2001 as compared to December 31, 2000. Investment securities available-for-sale and other investments declined $3.2 million to $5.3 million at March 31, 2001 from $8.4 million at December 31, 2000 (see Table 3 for details of the investment securities available-for-sale portfolio). Several investment securities were called due to the decreased rate environment. Shareholders' equity at March 31, 2001 was $33.1 million compared to $34.1 million at December 31, 2000. Book value per share on March 31, 2001 was $6.13 compared to $6.36 on December 31, 2000.

Results of Operations

Net loss for the three months ended March 31, 2001 was $903,000, an improvement of $39,000 as compared to a net loss of $942,000 for the three months ended March 31, 2000. Basic and diluted loss per common share increased $0.02 per common share to $0.24 as compared to $0.22 for the three months ended March 31, 2001 and 2000, respectively. The increase in loss per common share was primarily due to dividends of $128,000 paid to preferred shareholders. The decrease in the net loss reflects the increase in net interest income in the first quarter of 2001 compared to the same period in 2000. Return on average assets and return on average equity for the three months ended March 31, 2001 were -1.67% and -10.69%, respectively. For the three months ended March 31, 2000, return on average assets and return on average equity were -3.53% and -12.39%, respectively.

Net interest income is the Company's primary source of revenue and represents the difference between interest and fees earned on interest-bearing assets and the interest paid on deposits and other interest-bearing liabilities. Net interest income for the three months ended March 31, 2001 was $2.1 million compared to $1.2 million for the three months ended March 31, 2000.

The Company's net interest margin for the three months ended March 31, 2001 was 4.65% compared to 4.93% for the three months ended March 31, 2000. The decrease in the margin can be attributed to the 150 basis point decrease on the targeted fed funds rate during the first quarter of 2001. Table 4 presents an analysis of average interest-earning assets, interest-bearing liabilities and demand deposits with the related components of interest income and interest expense.

The provision for loan losses for the three months ended March 31, 2001 was $57,000 compared to $143,000 for the three months ended March 31, 2000. The decrease is a result of the specific reserve of $104,000 which was reclassified to the general reserve to reflect the movement of the one non-performing loan to accrual status during the first quarter of 2001. The allowance for loan losses at March 31, 2001 was $2.0 million compared to $1.9 million at December 31, 2000. The ratio of the allowance for loan losses to total loans at March 31, 2001 was 1.17% compared to a ratio of 1.23% at December 31, 2000. Tables 5 and 6 reflect the components and the allocation of the allowance for loan losses.

Non-interest income for the three months ended March 31, 2001 was $652,000 compared to $424,000 for the three months ended March 31, 2000. The significant increase in non-interest income was due to investment fees generated by the Company's non-bank subsidiary, Cardinal Wealth Services, Inc. Investment fee income increased $98,000 to $411,000 for the three months ended March 31, 2001 as compared to $313,000 for the three months ended March 31, 2000. In addition, service charges on deposit accounts increased $68,000 to $88,000 for the three months ended March 31, 2001 as compared to $20,000 for the three months ended March 31, 2000. This increase can be attributed to the increased number of deposit accounts and the addition of the fourth bank subsidiary, Cardinal Bank - Potomac.

Non-interest expense for the three months ended March 31, 2001 totaled $3.6 million compared to $2.4 million for the three months ended March 31, 2000. The increases in expenses were due to increases in salary and benefits, occupancy and other related expenses including $177,000 in amortization of intangibles due to the addition of the fourth bank subsidiary, Cardinal Bank- Potomac which occurred in the third quarter of 2000.

Business Segment Operations

The Company provides a diversified selection of banking and non-banking financial services and products through its subsidiaries. Management operates and reports the results of the Company's operations through two business segments - commercial banking and investment advisory services.

Commercial Banking

The commercial banking segment provides comprehensive banking services to small businesses and individuals through multiple delivery channels. Through four banking subsidiaries, services include commercial and consumer lending, deposit products, direct banking via the internet and telephone and the funding of small business receivables through the Business Manager product.

For the three months ended March 31, 2001 the commercial banking segment had a net loss of $314,000 compared to a net loss of $457,000 for the three months ended March 31, 2000. As of March 31, 2001 total assets were $221.4 million, loans receivable, net of fees, were $166.8 million and deposits were $187.9 million. As of March 31, 2000, total assets were $107.0 million, loans receivable, net of fees, were $81.4 million and deposits were $80.0 million.

Investment Advisory Services

The investment advisory services segment provides financial and estate planning services utilizing a host of products provided through a strategic alliance with Legg Mason Financial Partners, a wholly owned subsidiary of Legg Mason, Inc. Operations for this segment began February 1, 1999.

For the three months ended March 31, 2001, the investment advisory services segment had a net loss of $96,000. As of March 31, 2001, total assets were $200,000 and total assets under management were $110.8 million. For the three months ended March 31, 2000, the net loss was $155,000. As of March 31, 2000, total assets were $213,000 and total assets under management were $72.6 million.

Capital Resources

Shareholders' equity at March 31, 2001 was $33.1 million compared to $34.1 million at December 31, 2000. The reduction in equity reflects the net loss recorded for the quarter ended March 31, 2001. At March 31, 2001, the Company's tier 1 and total risk-based capital ratios were 17.2% and 18.2%, respectively. At December 31, 2000, the Company's tier 1 and total risk-based capital ratios were 18.9% and 19.9%, respectively. The decline in the Company's capital ratios is due to the increase in total assets as well as the absorption of operating losses. Table 7 reflects the components of regulatory capital. The Company continues to maintain a capital structure that places it well above minimum regulatory requirements.

Liquidity

Liquidity provides the Company with the ability to meet normal deposit withdrawals while also providing for the credit needs of customers. At March 31, 2001, cash and cash equivalents and investment securities available-for-sale totaled $51.4 million or 22% of total assets compared to $36.4 million or 18% of total assets at December 31, 2000. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

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

The data in Table 8 reflects re-pricing or expected maturities of various assets and liabilities as of March 31, 2001. This "gap" analysis represents the difference between interest sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar re-pricing characteristics will re-price at the same time and to the same degree.

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

Table 1.

                 Cardinal Financial Corporation and Subsidiaries
                                Loans Receivable
                   As of March 31, 2001 and December 31, 2000
                                 (In thousands)

                                                 March 31,                    December 31,
                                                   2001                           2000
                                        --------------------------     ---------------------------

Commercial                                 $  49,702       29.84%          $  49,646       32.22%
Real estate - commercial                      61,640       37.00%             57,083       37.05%
Real estate - construction                     5,085        3.05%              4,088        2.65%
Real estate - residential                     18,380       11.03%             17,729       11.51%
Home equity lines                             15,985        9.60%             14,867        9.65%
Consumer                                      15,784        9.48%             10,665        6.92%
                                        --------------------------     ---------------------------

Gross loans                                $ 166,576      100.00%          $ 154,078      100.00%

Add: unearned income, net                        225                             193
Less: allowance for loan losses               (1,957)                         (1,900)
                                        -------------                  --------------

Total loans, net                           $ 164,844                       $ 152,371
                                        =============                  ==============

Table 2.

                 Cardinal Financial Corporation and Subsidiaries
                   Certificates of Deposit of $100,000 or More
                   As of March 31, 2001 and December 31, 2000
                                 (In thousands)



                                                       March 31,    December 31,
                                                         2001           2000
                                                     ------------   ------------

Three months or less                                 $      8,928   $      3,116
Over three months through six months                        7,544          8,721
Over six months through twelve months                      18,222         17,397
Over twelve months                                         14,619         11,225
                                                     ------------   ------------
                                                     $     49,313   $     40,459
                                                     ============   ============

Table 3.

                 Cardinal Financial Corporation and Subsidiaries
                    Investment Securities Available-for-Sale
                   As of March 31, 2001 and December 31, 2000
                                 (In thousands)

                                                                               Amortized       Fair       Unrealized     Average
                                                                 Par Value        Cost         Value     Gain/(Loss)      Yield
As of  March 31, 2001                                          ---------------------------------------------------------------------
U.S. government agencies and enterprises
     Within one year                                           $       500   $       500   $       500   $         -           5.25%
     One to five years                                               1,000         1,000         1,006             6           7.46%
     After ten years                                                 1,234         1,256         1,248            (8)          8.56%
-----------------------------------------------------------------------------------------------------------------------------------
              Total U.S. government agencies                   $     2,734   $     2,756   $     2,754   $        (2)          7.55%
-----------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
    One to five years                                                1,018         1,021         1,020            (1)          5.96%
-----------------------------------------------------------------------------------------------------------------------------------
              Total mortgage-backed securities                 $     1,018   $     1,021   $     1,020   $        (1)          5.96%
-----------------------------------------------------------------------------------------------------------------------------------

              Total investment securities available-for-sale   $     3,752   $     3,777   $     3,774   $        (3)          7.12%
                                                               =====================================================================


                                                                               Amortized       Fair       Unrealized     Average
As of  December 31, 2000                                         Par Value        Cost         Value     Gain/(Loss)      Yield
                                                               ---------------------------------------------------------------------
U.S. government agencies and enterprises
     Within one year                                           $       500   $       500   $       497   $        (3)          5.25%
     One to five years                                               4,000         3,949         3,999            50           6.85%
     After ten years                                                 1,377         1,403         1,374           (29)          6.64%
-----------------------------------------------------------------------------------------------------------------------------------
              Total U.S. government agencies                   $     5,877   $     5,852   $     5,870   $        18           6.66%
-----------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
    Within one year                                            $        30   $        30   $        30   $         -           5.50%
    One to five years                                                  740           742           734            (8)          6.44%
     Five to ten years                                                 306           307           301            (6)          5.92%
-----------------------------------------------------------------------------------------------------------------------------------
              Total mortgage-backed securities                 $     1,076   $     1,079   $     1,065   $       (14)          6.27%
-----------------------------------------------------------------------------------------------------------------------------------

              Total investment securities available-for-sale   $     6,953   $     6,931   $     6,935   $         4           6.60%
                                                               ====================================================================

Table 4.

                Cardinal Financial Corporation and Subsidiaries
                            Rate and Volume Analysis
               For the three months ended March 31, 2001 and 2000
                                 (In thousands)

     Three Months         Three Months                                              Three Months
    Ended March 31,      Ended March 31,                                           Ended March 31,                     Variance
    Average Volume        Average Rate                                                 Interest         Increase    Attributable to
    2001       2000       2001     2000                                             2001     2000      (Decrease)    Rate    Volume
----------------------  ------------------                                        ------------------  ----------  ------------------
                                            Interest Income
                                            Loans:
 $  47,488  $ 23,652      9.34%    8.79%         Commercial                        $ 1,109  $   520     $   589     $   65  $   524
    58,030    22,935      8.86%    8.34%         Real estate - commercial            1,286      478         808         77      731
     5,086     1,022      9.91%   10.57%         Real estate - construction            126       27          99         (8)     107
    17,227    12,955      8.17%    7.60%         Real estate - residential             352      246         106         25       81
    15,628     4,258      8.16%    8.17%         Home equity lines                     319       87         232         (0)     232
    14,293     9,288      7.84%    7.41%         Consumer                              280      172         108         15       93
------------------------------------------------------------------------------------------------------------------------------------
   157,752    74,110      8.80%    8.26%                       Total loans           3,472    1,530       1,942        174    1,768

     5,575     4,700      7.53%    6.13%   Investment securities - AFS                 105       72          33         20       13

     1,460     1,016      6.03%    5.91%   Other investments                            22       15           7          0        7

    27,244    18,147      5.54%    6.33%   Federal funds sold                          372      287          85        (54)     139

------------------------------------------------------------------------------------------------------------------------------------
 $ 192,031  $ 97,973      8.27%    7.77%   Total interest-earning assets           $ 3,971  $ 1,904     $ 2,067     $  141  $ 1,926
====================================================================================================================================

                                           Interest Expense

 $  12,783   $ 3,306      1.98%    2.31%         Interest checking                    $ 63  $    19     $    44     $  (10) $    54
    23,268    10,884      4.05%    3.54%         Money markets                         235       96         139         30      109
     4,251       624      2.92%    3.21%         Statement savings                      31        5          26         (3)      29
    93,338    38,169      6.29%    5.62%         Certificates of deposit             1,464      535         929        156      773
------------------------------------------------------------------------------------------------------------------------------------
   133,640    52,983      5.44%    4.96%   Total interest-bearing liabilities        1,793      655       1,138        172      966

     7,550     6,000      5.99%    6.42%   Borrowings                                  113       96          17         (8)      25

------------------------------------------------------------------------------------------------------------------------------------
 $ 141,190  $ 58,983      5.47%    5.11%   Total interest-bearing liabilities      $ 1,906  $   751     $ 1,155     $  164  $   991
====================================================================================================================================

    71,928    46,871                       Other sources
------------------------------------------------------------------------------------------------------------------------------------
   213,118   105,854      3.63%    2.84%   Total sources of funds                    1,906      751       1,155        164      991
------------------------------------------------------------------------------------------------------------------------------------

 $  50,841  $ 38,990      4.65%    4.93%   Net interest margin                     $ 2,065  $ 1,153     $   912     $  (23) $   935
====================================================================================================================================

 No tax equivalent adjustment made to the above table.

Table 5.

                 Cardinal Financial Corporation and Subsidiaries
                            Allowance for Loan Losses
               For the three months ended March 31, 2001 and 2000
                                 (In thousands)


                                                   2001               2000
                                             ---------------    ----------------
Beginning balance, January 1                   $      1,900        $       726

Provision for loan losses                                57                143


Loans charged off:
           Commercial                                     -                  -
           Real estate - commercial                       -                  -
           Real estate - construction                     -                  -
           Real estate - residential                      -                  -
           Home equity lines                              -                  -
           Consumer                                       -                  -
--------------------------------------------------------------------------------
           Total loans charged off                        -                  -

Recoveries:
           Commercial                                     -                  -
           Real estate - commercial                       -                  -
           Real estate - construction                     -                  -
           Real estate - residential                      -                  -
           Home equity lines                              -                  -
           Consumer                                       -                  -
--------------------------------------------------------------------------------
           Total recoveries                               -                  -

Net charge-offs                                           -                  -

Balance, March 31,                             $      1,957        $       869
================================================================================



                                                March 31,          December 31,
Loans:                                            2001                2000
                                             ---------------      --------------
           Balance at period end               $    166,801        $    154,271
           Allowance for loan losses to
           Period end loans                           1.17%               1.23%

Table 6.

                 Cardinal Financial Corporation and Subsidiaries
                   Allocation of the Allowance for Loan Losses
                   As of March 31, 2001 and December 31, 2000
                                 (In thousands)


                                       March 31,              December 31,
                                         2001                     2000
                                  -------------------      -------------------


Commercial                        $    584      29.84%     $    612      32.21%
Real estate - commercial               724      37.00%          678      35.68%
Real estate - construction              59       3.01%           50       2.63%
Real estate - residential              177       9.04%          181       9.53%
Home equity lines                      129       6.59%          126       6.63%
Consumer                                88       4.50%           63       3.32%
Unallocated                            196      10.02%          190      10.00%
                                  -------------------      -------------------

Total allowance for loan losses   $  1,957     100.00%     $  1,900     100.00%
                                  ===================      ===================

Table 7.

                Cardinal Financial Corporation and Subsidiaries
                               Capital Components
                   As of March 31, 2001 and December 31, 2000
                                 (In thousands)

                                                                                                          To Be Well
                                                                                                      Capitalized Under
                                                                               For Capital            Prompt Corrective
                                                          Actual            Adequacy Purposes         Action Provisions
                                                   --------------------   ---------------------     ----------------------
                                                     Amount     Ratio       Amount      Ratio         Amount       Ratio
                                                     ------     -----       ------      -----         ------       -----
    As of March 31, 2001
    Total capital to risk-weighted assets           $ 35,041    18.18%     $ 15,393    >= 8.00%      $ 19,241    >= 10.00%
    Tier I capital to risk-weighted assets            33,084    17.17%        7,696    >= 4.00%        11,544    >=  6.00%
    Tier I capital to average assets                  33,084    16.24%        8,628    >= 4.00%        10,786    >=  5.00%

    ----------------------------------------------------------------------------------------------------------------------

    As of December 31, 2000
    Total capital to risk-weighted assets           $ 36,002    19.94%     $ 14,443    >= 8.00%      $ 18,053    >= 10.00%
    Tier I capital to risk-weighted assets            34,102    18.89%        7,221    >= 4.00%        10,832    >=  6.00%
    Tier I capital to average assets                  34,102    17.39%        8,282    >= 4.00%        10,352    >=  5.00%

Table 8.

                 Cardinal Financial Corporation and Subsidiaries
                     Interest Rate Sensitivity Gap Analysis
                              As of March 31, 2001
                                 (In thousands)

                                                      ------------------------------------------------------------------------------
                                                         1-90        91-180      181-365         1-5        Over 5
                                                         Days         Days         Days         Years        Years         TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Assets

Investment securities available-for-sale
U.S. Government agency securities                     $        -   $        -   $      500   $    1,006    $    1,248    $    2,754
Mortgage-backed securities                                     -            -            -        1,020             -         1,020
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities available-for-sale                 -            -          500        2,026         1,248         3,774
------------------------------------------------------------------------------------------------------------------------------------
Other investments                                              -            -            -            -         1,521         1,521
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold                                        27,454            -            -            -             -        27,454
------------------------------------------------------------------------------------------------------------------------------------
Loans
Commercial - fixed                                         6,222        3,107        5,638       14,739         2,343        32,049
Commercial - variable                                      6,392          656        6,954        3,156           495        17,653
Real estate - commercial fixed                                 7            7           15          556           674         1,259
Real estate - commercial variable                            581          695        1,359       15,600        42,146        60,381
Real estate - construction fixed                               -            -            -            -             -             -
Real estate - construction variable                        1,731          619          818          337         1,580         5,085
Real estate - residential fixed                               33          343           61        3,825         1,967         6,229
Real estate - residential variable                            51           55          163        1,058        10,824        12,151
Home equity lines                                             16           15           30          261        15,663        15,985
Consumer - fixed                                             655          434        3,725        4,508         5,991        15,313
Consumer - variable                                           54           10           74          300            33           471
------------------------------------------------------------------------------------------------------------------------------------
Loans receivable                                          15,742        5,941       18,837       44,340        81,716       166,576
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                                      43,196        5,941       19,337       46,366        84,485    $  199,325
------------------------------------------------------------------------------------------------------------------------------------
Cumulative rate sensitive assets                      $   43,196   $   49,137   $   68,474   $  114,840    $  199,325
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Deposits
Demand deposits                                       $   11,405   $    5,271   $    8,910   $    3,900    $   17,493    $   46,979
Interest checking                                          3,474        1,751        2,417        1,158         5,094        13,894
Statement savings                                          1,054          538          729          350         1,549         4,220
Money market accounts                                      5,857        2,731        4,296        1,945         8,633        23,462
Certificates of deposit - fixed                           16,286       14,988       19,027       18,482             -        68,783
Certificates of deposit - no penalty                       3,897        2,352        7,988       16,359             -        30,596
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                            41,973       27,631       43,367       42,194        32,769       187,934
------------------------------------------------------------------------------------------------------------------------------------
Borrowings - short term                                    1,050        7,000            -        2,800             -        10,850
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                        43,023       34,631       43,367       44,994        32,769    $  198,784
------------------------------------------------------------------------------------------------------------------------------------
Cumulative rate sensitive liabilities                 $   43,023   $   77,654   $  121,021   $  166,015    $  198,784
------------------------------------------------------------------------------------------------------------------------------------

Gap                                                   $      173   $  (28,690)  $  (24,030)  $    1,372    $   51,716
Cumulative gap                                        $      173   $  (28,517)  $  (52,547)  $  (51,175)   $      541
Gap/ total assets                                          0.07%      -12.24%      -10.25%        0.59%        22.07%
Cumulative gap/ total assets                               0.07%      -12.17%      -22.42%      -21.84%         0.23%
Rate sensitive assets/ rate sensitive liabilities           1.00         0.17         0.45         1.03          2.58
Cumulative rate sensitive assets/
           Cumulative rate sensitive liabilities            1.00         0.63         0.57         0.69          1.01


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

              Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

              Not applicable.

Item 3.  Defaults Upon Senior Securities

              Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

Item 5.  Other Information

              Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

              (a)    Exhibits - none

              (b)    Reports on Form 8-K - none

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CARDINAL FINANCIAL CORPORATION



Date:  May 14, 2001                          /s/ L. Burwell Gunn, Jr.
                                           -------------------------------------
                                           L. Burwell Gunn, Jr.
                                           President and Chief Executive Officer



Date:  May 14, 2001                          /s/ Jennifer L. Deacon
                                           -------------------------------------
                                           Jennifer L. Deacon
                                           Controller (Chief Accounting Officer)