Form 10QSB
period 2001-06-30
CARDINAL FINANCIAL CORP
filed 2001-08-14
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

          4,256,297 shares of common stock, par value $1.00 per share, outstanding as of June 30, 2001

                         CARDINAL FINANCIAL CORPORATION

                                TABLE OF CONTENTS

                                                                                                  Page No.
Part I.      Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Condition
                  June 30, 2001 (Unaudited) and December 31, 2000.....................................3

                  Consolidated Statements of Operations (Unaudited)
                  For the Three and Six Months Ended June 30, 2001 and 2000...........................4

                  Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                  For the Three and Six Months Ended June 30, 2001 and 2000...........................5

                  Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Six Months Ended June 30, 2001 and 2000.....................................6

                  Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended June 30, 2001 and 2000.....................................7

                  Notes to Condensed Consolidated Financial Statements (Unaudited)....................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.................................................12


Part II.     Other Information

         Item 1.  Legal Proceedings..................................................................25

         Item 2.  Changes in Securities and Use of Proceeds..........................................25

         Item 3.  Defaults Upon Senior Securities....................................................25

         Item 4.  Submission of Matters to a Vote of Security Holders................................25

         Item 5.  Other Information..................................................................25

         Item 6.  Exhibits and Reports on Form 8-K...................................................25

Signatures


                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                       June 30, 2001 and December 31, 2000
                        (In thousands, except share data)

                                                                           (Unaudited)
                                                                             June 30,       December 31,
                                   Assets                                      2001             2000
                                                                           ------------     ------------
Cash & due from banks                                                      $     17,815     $      4,734
Federal funds sold                                                               25,247           24,754
                                                                           ------------     ------------
                  Total cash and cash equivalents                                43,062           29,488
Investment securities available-for-sale                                          6,139            6,935
Other investments                                                                 1,521            1,513
Loans receivable, net of fees                                                   181,080          154,271
Allowance for loan losses                                                        (2,087)          (1,900)
                                                                           ------------     ------------
                                                                                178,993          152,371
Premises and equipment, net                                                       5,638            5,659
Goodwill and other intangibles                                                    9,227            9,576
Accrued interest and other assets                                                 1,691            1,506
                                                                           ------------     ------------
                  Total assets                                             $    246,271     $    207,048
                                                                           ============     ============
                    Liabilities and Shareholders' Equity
Deposits                                                                   $    201,744     $    163,371
Borrowings                                                                       10,504            7,287
Accrued interest and other liabilities                                            1,791            2,278
                                                                           ------------     ------------
                  Total liabilities                                             214,039          172,936

Preferred stock, cumulative convertible, $1 par value, 1,412,000 shares authorized, 1,411,246 and 1,411,268 shares outstanding in 2001
    and 2000, respectively                                                        1,411            1,411
Common  stock, $1  par value, 50,000,000 shares authorized,
    4,256,297 and 4,253,155 shares outstanding in 2001
    and 2000, respectively                                                        4,256            4,253
Additional paid in capital                                                       38,469           38,466
Accumulated deficit                                                             (11,845)         (10,022)
Accumulated other comprehensive income (loss)                                       (59)               4
                                                                           ------------     ------------
                  Total shareholders' equity                                     32,232           34,112
                                                                           ------------     ------------
                  Total liabilities and shareholders' equity               $    246,271     $    207,048
                                                                           ============     ============


See accompanying notes to consolidated financial statements

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                        Three Months Ended June 30,      Six Months Ended June 30,
                                                                       ----------------------------    ----------------------------
                                                                           2001            2000            2001            2000
                                                                       ------------    ------------    ------------    ------------
Interest income:
   Loans receivable                                                    $  3,723,605    $  1,883,548    $  7,195,641    $  3,412,486
   Federal funds sold                                                       335,866         282,908         707,791         570,113
   Investment securities available-for-sale                                  85,125          70,979         190,363         143,181
   Other investments                                                         22,708          17,032          44,403          32,512
                                                                       ------------    ------------    ------------    ------------
           Total interest income                                          4,167,304       2,254,467       8,138,198       4,158,292
Interest expense:
   Deposits                                                               1,839,398         823,279       3,632,621       1,477,795
   Borrowings                                                               133,978          95,513         246,705         191,727
                                                                       ------------    ------------    ------------    ------------
           Total interest expense                                         1,973,376         918,792       3,879,326       1,669,522
                                                                       ------------    ------------    ------------    ------------
           Net interest income                                            2,193,928       1,335,675       4,258,872       2,488,770
Provision for loan losses                                                   128,889         207,791         185,406         350,882
                                                                       ------------    ------------    ------------    ------------
           Net interest income after provision for loan losses            2,065,039       1,127,884       4,073,466       2,137,888
Non-interest income:
   Service charges on deposit accounts                                       80,773          26,366         168,796          46,768
   Loan service charges                                                     135,307          99,099         205,290         162,203
   Investment fee income                                                    676,195         486,362       1,087,331         799,688
   Gains from sale of assets                                                  4,876               -          16,682               -
   Other income                                                              73,342          44,704         144,305          71,551
                                                                       ------------    ------------    ------------    ------------
           Total non-interest income                                        970,493         656,531       1,622,404       1,080,210
Non-interest expense:
   Salary and benefits                                                    1,950,172       1,479,161       3,838,056       2,842,020
   Occupancy                                                                349,161         222,717         682,671         444,225
   Professional fees                                                        128,030         151,509         258,156         253,063
   Depreciation                                                             208,155         134,737         386,300         263,237
   Amortization of intangibles                                              173,167               -         349,924               -
   Other operating expenses                                                 891,804         674,030       1,748,679       1,235,452
                                                                       ------------    ------------    ------------    ------------
           Total non-interest expense                                     3,700,489       2,662,154       7,263,786       5,037,997
                                                                       ------------    ------------    ------------    ------------
           Net loss before income taxes                                    (664,957)       (877,739)     (1,567,916)     (1,819,899)
Provision for income taxes                                                        -               -               -               -
                                                                       ------------    ------------    ------------    ------------
Net loss                                                               $   (664,957)   $   (877,739)   $ (1,567,916)   $ (1,819,899)
                                                                       ============    ============    ============    ============
Dividends to preferred shareholders                                         127,913               -         255,828               -
                                                                       ------------    ------------    ------------    ------------
Net loss to common shareholders                                        $   (792,870)   $   (877,739)   $ (1,823,744)   $ (1,819,899)
                                                                       ============    ============    ============    ============
Basic and diluted loss per common share                                $      (0.19)   $      (0.21)   $      (0.43)   $      (0.43)
                                                                       ============    ============    ============    ============
Weighted-average common shares outstanding                                4,256,297       4,245,759       4,254,738       4,244,197
                                                                       ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            For the three and six months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                        --------------------------------    --------------------------------
                                                             2001              2000              2001              2000
                                                        --------------    --------------    --------------    --------------

Net loss                                                $     (664,957)   $     (877,739)   $   (1,567,916)   $   (1,819,899)
Other comprehensive income (loss):
   Unrealized loss on available-for-sale
        investment securities                                  (55,342)           (5,774)          (62,988)          (80,953)
                                                        --------------    --------------    --------------    --------------

Comprehensive loss                                      $     (720,299)   $     (883,513)   $   (1,630,904)   $   (1,900,852)
                                                        ==============    ==============    ==============    ==============


See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Six months ended June 30, 2001 and 2000
                                 (In thousands)
                                   (Unaudited)

                                                                                                             Accumulated
                                                                                     Additional                 Other
                                             Preferred  Preferred   Common   Common   Paid-in  Accumulated  Comprehensive
                                               Shares     Stock     Shares   Stock    Capital    Deficit     Income (Loss)   Total
                                               ------     ------    ------   ------   -------    -------     -------------  -------
Balance, January 1, 2000                            -     $    -     4,243   $4,243   $32,496   $(5,881)     $        (113) $30,745

Issuance of stock awards                            -          -         3        3        3          -                  -        6

Change in unrealized gain (loss) on
    investment securities available-for-sale        -          -         -        -        -          -                (81)     (81)

Net loss                                            -          -         -        -        -     (1,819)                 -   (1,819)
                                               ------     ------    ------   ------   -------    -------     -------------  -------
Balance, June 30, 2000                              -     $    -     4,246   $4,246  $32,499    $(7,700)     $        (194) $28,851
===================================================================================================================================

Balance, January 1, 2001                        1,411     $1,411     4,253   $4,253  $38,466   $(10,022)     $           4  $34,112

Issuance of stock awards                            -          -         3        3        3          -                  -        6

Dividends on preferred stock                        -          -         -        -        -       (255)                 -     (255)

Change in unrealized gain (loss) on
    investment securities available-for-sale        -          -         -        -        -          -                (63)     (63)

Net loss                                            -          -         -        -        -     (1,568)                 -   (1,568)
                                               ------     ------    ------   ------   -------    -------     -------------  -------
Balance, June 30, 2001                          1,411     $1,411     4,256   $4,256  $38,469   $(11,845)     $         (59) $32,232
===================================================================================================================================

See accompanying notes to consolidated financial statements

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2000
                                 (In thousands)
                                   (Unaudited)

                                                                                             2001                 2000
                                                                                         ------------         ------------
Cash flows from operating activities:
    Net loss                                                                             $     (1,568)        $     (1,819)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                             386                  263
         Amortization of intangibles, premiums and discounts                                      360                    1
         Provision for loan losses                                                                185                  351
         Gain on sale of premises and equipment                                                    (5)                  --
         Increase in accrued interest and other assets                                           (185)                (990)
         Increase (decrease) in accrued interest and other liabilities                           (487)                 178
         Compensation related to stock awards                                                       6                    6
                                                                                         ------------         ------------
                 Net cash used in operating activities                                         (1,340)              (2,011)
                                                                                         ------------         ------------
Cash flows from investing activities:
    Purchase of premises and equipment                                                           (371)                (506)
    Proceeds from sale of premises and equipment                                                   12                   --
    Proceeds from sale of investment securities available-for-sale                              3,955                    5
    Purchase of investment securities available-for-sale                                       (3,601)                 (19)
    Purchase of other investments                                                                (108)                  --
    Redemptions of investment securities available-for-sale and other investments                 469                  248
    Net increase in loan portfolio                                                            (26,809)             (25,325)
                                                                                         ------------         ------------
                 Net cash used in investing activities                                        (26,421)             (25,596)
                                                                                         ------------         ------------
Cash flows from financing activities:
    Net increase in deposits                                                                   38,373               31,266
    Net increase in short-term borrowings                                                       3,217                   --
    Dividends on preferred stock                                                                 (255)                  --
                                                                                         ------------         ------------
                 Net cash provided by financing activities                                     41,335               31,266
                                                                                         ------------         ------------
Net increase in cash and cash equivalents                                                      13,574                3,659
Cash and cash equivalents at beginning of period                                               29,488               19,043
                                                                                         ------------         ------------
Cash and cash equivalents at end of period                                               $     43,062         $     22,702
                                                                                         ============         ============
Supplemental disclosure of cash flow information:
    Cash paid during period for interest:                                                $      3,861         $      1,686
                                                                                         ============         ============

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly-owned subsidiaries. In addition to Cardinal Bank, N.A., which began operations in 1998, the Company opened the following three subsidiaries in 1999, Cardinal Wealth Services, Inc., an investment advisory subsidiary (as of February 1, 1999), Cardinal Bank - Manassas/Prince William, N.A. (as of July 26, 1999), and Cardinal Bank - Dulles, N.A. (as of August 2, 1999). On September 1, 2000, the Company completed its acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank, headquartered in McLean, Virginia. The Heritage Bank was renamed and became the Company's fourth banking subsidiary, Cardinal Bank - Potomac.

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2001 and 2000 follows:

For the Three Months Ended June 30, 2001:

                                   Commercial        Investment        Intersegment
                                    Banking           Advisory          Elimination         Other           Consolidated
                                -----------------------------------------------------------------------------------------
Net interest income              $   2,186,384      $           -      $          -     $       7,544      $   2,193,928
Provision for loan losses              128,889                  -                 -                 -            128,889
Non-interest income                    282,839            676,196                 -            11,458            970,493
Non-interest expense                 2,540,927            607,591                 -           551,971          3,700,489
                                -----------------------------------------------------------------------------------------
Net income (loss)                $    (200,593)     $      68,605     $           -     $    (532,969)     $    (664,957)
                                =========================================================================================

For the Six Months Ended June 30, 2001:

                                   Commercial        Investment        Intersegment
                                    Banking           Advisory          Elimination         Other           Consolidated
                                -----------------------------------------------------------------------------------------
Net interest income              $   4,235,712      $           -     $           -     $      23,160      $   4,258,872
Provision for loan losses              185,406                  -                 -                 -            185,406
Non-interest income                    525,731          1,089,192                 -             7,481          1,622,404
Non-interest expense                 5,090,150          1,116,509                 -         1,057,127          7,263,786
                                -----------------------------------------------------------------------------------------
Net income (loss)                $    (514,113)     $     (27,317)    $           -     $  (1,026,486)     $  (1,567,916)
                                =========================================================================================

Total Assets                     $ 234,333,575      $     330,222     $ (21,440,866)    $  33,048,093      $ 246,271,024


For the Three Months Ended June 30, 2000:

                                   Commercial        Investment        Intersegment
                                    Banking           Advisory          Elimination         Other           Consolidated
                                -----------------------------------------------------------------------------------------
Net interest income              $   1,203,833      $           -     $           -     $     131,842      $   1,335,675
Provision for loan losses              207,791                  -                 -                 -            207,791
Non-interest income                    162,283            486,362                 -             7,886            656,531
Non-interest expense                 1,484,581            561,273                 -           616,300          2,662,154
                                -----------------------------------------------------------------------------------------
Net income (loss)                $    (326,256)     $     (74,911)    $           -     $    (476,572)     $    (877,739)
                                =========================================================================================


For the Six Months Ended June 30, 2000:

                                   Commercial        Investment        Intersegment
                                    Banking           Advisory          Elimination         Other           Consolidated
                                -----------------------------------------------------------------------------------------
Net interest income              $   2,197,441      $           -     $           -     $     291,329      $   2,488,770
Provision for loan losses              350,882                  -                 -                 -            350,882
Non-interest income                    268,301            799,688            (3,551)           15,772          1,080,210
Non-interest expense                 2,897,723          1,029,222            (3,551)        1,114,603          5,037,997
                                -----------------------------------------------------------------------------------------
Net income (loss)                $    (782,863)     $    (229,534)    $           -     $    (807,502)     $  (1,819,899)
                                =========================================================================================

Total Assets                     $ 116,241,892      $     212,277     $ (18,910,425)    $  29,096,718      $ 126,640,462


The Company does not have operating segments other than those reported. Parent company financial information is included in the "Other" category above and represents the overhead function rather than an operating segment. Parent company net interest income is comprised of interest income from fed funds and investment securities.


Note 3

Earnings Per Share

The following table discloses the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000. Because the Company has net losses, all stock options issued to date have an anti-dilutive effect and, therefore, have been excluded from the earnings per share calculation.

                                                          Three Months Ended June 30,          Six Months Ended June 30,
                                                            2001              2000              2001              2000
                                                       -------------------------------     -------------------------------
Net loss                                               $   (664,957)     $   (877,739)     $ (1,567,916)     $ (1,819,899)

Dividends to preferred shareholders                         127,913                 -           255,828                 -
                                                       ------------      -------------     ------------      ------------

Net loss to common shareholders                            (792,870)         (877,739)       (1,823,744)       (1,819,899)

Weighted average shares for basic and diluted             4,256,297         4,245,759         4,254,738         4,244,197

Basic and diluted loss per share                       $      (0.19)     $      (0.21)     $      (0.43)     $      (0.43)


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

In June 2001, Financial Accounting Standard No. 141, Business Combinations was issued. This pronouncement requires all business combinations to be accounted for by a single method, the purchase method. SFAS 141 further requires that intangible assets be recognized apart from goodwill only if they meet one of two criteria, the contractual - legal criterion or the separability criterion. The disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption is also required. SFAS 141 applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

In June 2001, Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets was issued. SFAS 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. Furthermore, goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment using specific guidelines. Additional supplemental disclosures of information about goodwill and other intangibles in the years subsequent to their acquisitions are also required. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001, except that all goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions. Since goodwill and some intangible assets will not decrease at the same time and in the same manner as under previous standards which could lead to more volatility in reported income because impairment losses are likely to occur irregularly and in varying amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Cardinal Financial Corporation (the "Company") is the holding company for four bank subsidiaries and one non-bank subsidiary. The Company began operations November 24, 1997 and opened its first bank subsidiary, Cardinal Bank, N.A., on June 8, 1998. Following its private offering in December 1997 that generated $10.6 million in capital, the Company raised an additional $26.0 million in an initial public offering of 2,830,000 shares in July 1998. In February 1999, Cardinal Wealth Services, Inc. began operations as the Company's non-bank investment advisory subsidiary. Through a strategic alliance with LM Financial Partners, Inc., a wholly-owned subsidiary of Legg Mason, Inc., Cardinal Wealth Services, Inc. can offer an extensive range of financial products and services. In July 1999, the Company's second bank subsidiary, Cardinal Bank
-Manassas/Prince William, N.A. began operations. Cardinal Bank -Dulles, N.A., the third bank subsidiary, began operations in August 1999. On September 1, 2000, the Company completed its merger with Heritage Bancorp, Inc. ("Heritage"), a bank holding company with $62.2 million in assets headquartered in McLean, Virginia. The merger was accounted for as a purchase business combination. The Heritage Bank was renamed Cardinal Bank - Potomac and became the Company's fourth bank subsidiary. Accordingly, the results of operations of the Company for the periods prior to September 1, 2000 do not include Heritage.

The following discussion presents management's discussion and analysis of the consolidated financial condition of the Company as of June 30, 2001 and December 31, 2000 and results of operations for the three and six months ended June 30, 2001 and June 30, 2000. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

Financial Condition

Total assets of the Company were $246.3 million at June 30, 2001 compared to $207.0 million at December 31, 2000. This represents an increase of $39.3 million or 19% and is due to increased deposit and loan generation. Loans receivable, net of fees, increased $26.8 million to $181.1 million at June 30, 2001 from $154.3 million at December 31, 2000 (see Table 1 for loan portfolio details). Total deposits increased $38.3 million to $201.7 million at June 30, 2001 compared to $163.4 million at December 31, 2000 (see Table 2 for certificates of deposit of $100,000 or more). Total borrowings increased $3.2 million to $10.5 million at June 30, 2001 from $7.3 million at December 31, 2000. Total cash and cash equivalents increased to $43.1 million at June 30, 2001 from $29.5 million at December 31, 2000. The increase in cash and cash equivalents was primarily the result of increased clearing balances held at the Federal Reserve at June 30, 2001 as compared to December 31, 2000. Investment securities available-for-sale and other investments declined $788,000 to $7.7 million at June 30, 2001 from $8.4 million at December 31, 2000 (see Table 3 for details of the investment securities available-for-sale portfolio). Several investment securities were called due to the decreased rate environment.
Shareholders' equity at June 30, 2001 was $32.2 million compared to $34.1 million at December 31, 2000. Book value per share on June 30, 2001 was $5.91 compared to $6.36 on December 31, 2000.

Results of Operations

Net loss for the three and six months ended June 30, 2001 was $665,000 and $1.6 million, respectively, an improvement of $213,000 and $252,000, respectively, as compared to a net loss of $878,000 and $1.8 million for the three and six months ended June 30, 2000. Basic and diluted loss per common share decreased $0.02 per common share to $0.19 as compared to $0.21 for the three months ended June 30,

2001 and 2000, respectively. Basic and diluted loss per common share for the six months ended June 30, 2001 and 2000 remained static at $0.43. The decrease in the net loss for the three and six months ended June 30, 2001 reflects the increase in net interest income in the first and second quarters of 2001 compared to the same periods in 2000. Return on average assets for the three and six months ended June 30, 2001 were -1.12% and -1.39%, respectively, as compared to -2.93% and -3.21% for the same periods in 2000. Return on average equity for the three and six months ended June 30, 2001 were -8.10% and -9.41%, respectively, as compared to -11.95% and -12.17% for the same periods in 2000.

Net interest income is the Company's primary source of revenue and represents the difference between interest and fees earned on interest-bearing assets and the interest paid on deposits and other interest-bearing liabilities. Net interest income for the three and six months ended June 30, 2001 was $2.2 million and $4.3 million, respectively, compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2000, respectively.

The Company's net interest margin for the three and six months ended June 30, 2001 was 4.50% and 4.57%, respectively, compared to 4.97% and 4.93% for the three and six months ended June 30, 2000, respectively. The decrease in the margin can be attributed to the 250 basis point decrease on the targeted fed funds rate during the first half of 2001. Table 4 presents an analysis of average interest-earning assets, interest-bearing liabilities and demand deposits with the related components of interest income and interest expense.

The provision for loan losses for the three and six months ended June 30, 2001 was $129,000 and $185,000, respectively, compared to $208,000 and $351,000 for the three and six months ended June 30, 2000, respectively. The decrease is a result of a specific reserve of $104,000, which was reclassified to the general reserve to reflect the movement of the one non-performing loan to accrual status during the first quarter of 2001. The allowance for loan losses at June 30, 2001 was $2.1 million compared to $1.9 million at December 31, 2000. The ratio of the allowance for loan losses to total loans at June 30, 2001 was 1.15% compared to a ratio of 1.23% at December 31, 2000. Tables 5 and 6 reflect the components and the allocation of the allowance for loan losses.

Non-interest income for the three and six months ended June 30, 2001 was $970,000 and $1.6 million, respectively, compared to $657,000 and $1.1 million for the three and six months ended June 30, 2000. The significant increase in non-interest income was due to investment fees generated by the Company's non-bank subsidiary, Cardinal Wealth Services, Inc. Investment fee income increased $190,000 to $676,000 for the three months ended June 30, 2001 as compared to $486,000 for the three months ended June 30, 2000. In addition, service charges on deposit accounts increased $54,000 to $81,000 for the three months ended June 30, 2001 as compared to $26,000 for the three months ended June 30, 2000. This increase can be attributed to the increased number of deposit accounts and the addition of the fourth bank subsidiary, Cardinal Bank - Potomac.

Non-interest expense for the three and six months ended June 30, 2001 totaled $3.7 million and $7.3 million, respectively, compared to $2.7 million and $5.0 million for the three and six months ended June 30, 2000. The increases in expenses were due to increases in salary and benefits, occupancy and other related expenses including amortization of intangibles due to the addition of the fourth bank subsidiary, Cardinal Bank- Potomac which occurred in the third quarter of 2000.

Business Segment Operations

The Company provides a diversified selection of banking and non-banking financial services and products through its subsidiaries. Management operates and reports the results of the Company's operations through two business segments- commercial banking and investment advisory services.

Commercial Banking

The commercial banking segment provides comprehensive banking services to small businesses and individuals through multiple delivery channels. Through four banking subsidiaries, services include commercial and consumer lending, deposit products, direct banking via the internet and telephone and the funding of small business receivables through the Business Manager product.

For the three and six months ended June 30, 2001 the commercial banking segment had a net loss of $201,000 and $514,000, respectively, compared to a net loss of $326,000 and $783,000 for the three and six months ended June 30, 2000. As of June 30, 2001 total assets were $234.3 million, loans receivable, net of fees, were $181.1 million and deposits were $201.7 million. As of June 30, 2000, total assets were $116.2 million, loans receivable, net of fees, were $93.5 million and deposits were $91.1 million.

Investment Advisory Services

The investment advisory services segment provides financial and estate planning services utilizing a host of products provided through a strategic alliance with Legg Mason Financial Partners, a wholly owned subsidiary of Legg Mason, Inc. Operations for this segment began February 1, 1999.

For the three months ended June 30, 2001, the investment advisory services segment had net income of $69,000. For the six months ended June 30, 20001, the investment advisory subsidiary had a net loss of $27,000. As of June 30, 2001, total assets were $330,000 and total assets under management were $131.8 million. For the three and six months ended June 30, 2000, the net loss was $75,000 and $230,000, respectively. As of June 30, 2000, total assets were $212,000 and total assets under management were $72.0 million.

Capital Resources

Shareholders' equity at June 30, 2001 was $32.2 million compared to $34.1 million at December 31, 2000. The reduction in equity reflects the net loss recorded for the year to date June 30, 2001. At June 30, 2001, the Company's tier 1 and total risk-based capital ratios were 11.3% and 12.3%, respectively. At December 31, 2000, the Company's tier 1 and total risk-based capital ratios were 18.9% and 19.9%, respectively. The decline in the Company's capital ratios is due to the increase in total assets as well as the absorption of operating losses. Table 7 reflects the components of regulatory capital. The Company continues to maintain a capital structure that places it well above minimum regulatory requirements.

Liquidity

Liquidity provides the Company with the ability to meet normal deposit withdrawals while also providing for the credit needs of customers. At June 30, 2001, cash and cash equivalents and investment securities available-for-sale totaled $49.2 million or 20% of total assets compared to $36.4 million or 18% of total assets at December 31, 2000. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

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

The data in Table 8 reflects re-pricing or expected maturities of various assets and liabilities as of June 30, 2001. This "gap" analysis represents the difference between interest sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar re-pricing characteristics will re-price at the same time and to the same degree.

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

Table 1.

                 Cardinal Financial Corporation and Subsidiaries
                                Loans Receivable
                    As of June 30, 2001 and December 31, 2000
                                 (In thousands)

                                                 June 30,                     December 31,
                                                   2001                           2000
                                       ---------------------------     ---------------------------

Commercial                                 $  52,985       29.28%          $  49,646       32.22%
Real estate - commercial                      70,065       38.72%             57,083       37.05%
Real estate - construction                     6,271        3.47%              4,088        2.65%
Real estate - residential                     18,509       10.23%             17,729       11.51%
Home equity lines                             17,999        9.95%             14,867        9.65%
Consumer                                      15,127        8.36%             10,665        6.92%
                                       ---------------------------     ---------------------------

Gross loans                                $ 180,956      100.00%          $ 154,078      100.00%

Add: unearned income, net                        124                             193
Less: allowance for loan losses               (2,087)                         (1,900)
                                       -------------                   -------------

Total loans, net                           $ 178,993                       $ 152,371
                                       =============                   =============

Table 2.

                 Cardinal Financial Corporation and Subsidiaries
                   Certificates of Deposit of $100,000 or More
                    As of June 30, 2001 and December 31, 2000
                                 (In thousands)



                                                      June 30,      December 31,
                                                        2001            2000
                                                    ------------    ------------

Three months or less                                $      6,025    $      3,116
Over three months through six months                       6,344           8,721
Over six months through twelve months                     18,290          17,397
Over twelve months                                        20,618          11,225
                                                    ------------    ------------
                                                    $     51,277    $     40,459
                                                    ============    ============

Table 3.

                 Cardinal Financial Corporation and Subsidiaries
                    Investment Securities Available-for-Sale
                    As of June 30, 2001 and December 31, 2000
                                 (In thousands)

                                                                                 Amortized       Fair       Unrealized      Average
As of  June 30, 2001                                                Par Value       Cost         Value      Gain/(Loss)      Yield
                                                               ---------------------------------------------------------------------
U.S. government agencies and enterprises
     One to five years                                               $   500       $   500      $   503         $   3         7.09%
     Five to ten years                                                   500           500          500             -         6.00%
     After ten years                                                     435           434          420           (14)        6.26%
------------------------------------------------------------------------------------------------------------------------------------
              Total U.S. government agencies                         $ 1,435       $ 1,434      $ 1,423         $ (11)        6.46%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
    Within one year                                                  $   237       $   237      $   237         $   -         4.87%
    One to five years                                                    344           345          345             -         5.93%
    Five to ten years                                                    557           566          566             -         7.82%
    After ten years                                                    3,488         3,616        3,568           (48)        7.49%
------------------------------------------------------------------------------------------------------------------------------------
              Total mortgage-backed securities                       $ 4,626       $ 4,764      $ 4,716         $ (48)        6.34%
------------------------------------------------------------------------------------------------------------------------------------

              Total investment securities available-for-sale         $ 6,061       $ 6,198      $ 6,139         $ (59)        6.37%
                                                               =====================================================================


                                                                                 Amortized       Fair       Unrealized      Average
As of  December 31, 2000                                            Par Value       Cost         Value      Gain/(Loss)      Yield
                                                               ---------------------------------------------------------------------
U.S. government agencies and enterprises
     Within one year                                                 $   500       $   500      $   497         $  (3)        5.25%
     One to five years                                                 4,000         3,949        3,999            50         6.85%
     After ten years                                                   1,377         1,403        1,374           (29)        6.64%
------------------------------------------------------------------------------------------------------------------------------------
              Total U.S. government agencies                         $ 5,877       $ 5,852      $ 5,870         $  18         6.66%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
    Within one year                                                  $    30       $    30      $    30         $   -         5.50%
    One to five years                                                    740           742          734            (8)        6.44%
    Five to ten years                                                    306           307          301            (6)        5.92%
------------------------------------------------------------------------------------------------------------------------------------
              Total mortgage-backed securities                       $ 1,076       $ 1,079      $ 1,065         $ (14)        6.27%
------------------------------------------------------------------------------------------------------------------------------------

              Total investment securities available-for-sale         $ 6,953       $ 6,931      $ 6,935         $   4         6.60%
                                                               =====================================================================

Table 4.

                Cardinal Financial Corporation and Subsidiaries
                            Rate and Volume Analysis
                For the three months ended June 30, 2001 and 2000
                                 (In thousands)

   Three Months        Three Months                                          Three Months
  Ended June 30,      Ended June 30,                                         Ended June 30,                     Variance
  Average Volume       Average Rate                                             Interest        Increase     Attributable to
 2001        2000     2001      2000                                         2001     2000     (Decrease)    Rate    Volume
------------------   ----------------                                      ------------------  ----------  ------------------
                                               Interest Income
                                       Loans:
$ 51,341  $ 27,394    8.73%    9.45%       Commercial                       $ 1,120  $   647     $   473     $  (93)  $  566
  67,019    29,192    8.87%    8.14%       Real estate - commercial           1,486      594         892        122      770
   5,474     1,564    8.91%    9.72%       Real estate - construction           122       38          84        (11)      95
  19,089    15,486    8.34%    7.90%       Real estate - residential            398      306          92         21       71
  17,100     5,714    6.78%    8.68%       Home equity lines                    290      124         166        (81)     247
  15,682     9,358    7.86%    7.48%       Consumer                             308      175         133         15      118
-----------------------------------------------------------------------------------------------------------------------------
 175,705    88,708    8.48%    8.49%            Total loans                   3,724    1,884       1,840        (27)   1,867

   4,632     4,831    7.34%    5.88%   Investment securities - AFS               85       71          14         17       (3)

   1,504       885    6.12%    7.70%   Other investments                         23       17           6         (6)      12

  29,817    17,652    4.56%    6.43%   Federal funds sold                       335      283          52       (140)     191

-----------------------------------------------------------------------------------------------------------------------------
$211,658  $112,076    7.88%    8.05%   Total interest-earning assets        $ 4,167  $ 2,255     $ 1,912     $ (156)  $2,067
=============================================================================================================================

                                              Interest Expense

$ 13,616  $  3,846    1.94%    2.29%       Interest checking                $    66  $    22     $    44     $  (12)  $   56
  23,878    11,966    3.31%    3.45%       Money markets                        197      103          94         (9)     103
   4,431       721    2.99%    2.78%       Statement savings                     33        5          28          2       26
 102,381    46,825    6.05%    5.94%       Certificates of deposit            1,543      693         850         28      822
-----------------------------------------------------------------------------------------------------------------------------
 144,306    63,358    5.11%    5.21%   Total interest-bearing liabilities     1,839      823       1,016         10    1,007

  10,951     5,901    4.91%    6.40%   Borrowings                               134       96          38        (40)      81

-----------------------------------------------------------------------------------------------------------------------------
$155,257  $ 69,259    5.10%    5.32%   Total interest-bearing liabilities   $ 1,973  $   919     $ 1,054     $  (30)  $1,088
=============================================================================================================================

  78,949    50,374                     Other sources
-----------------------------------------------------------------------------------------------------------------------------
 234,206   119,633    3.38%    3.08%   Total sources of funds                 1,973      919       1,054        (30)   1,088
-----------------------------------------------------------------------------------------------------------------------------

$ 56,401  $ 42,817    4.50%    4.97%   Net interest margin                  $ 2,194  $ 1,336     $   858     $ (126)  $  979
=============================================================================================================================

 No tax equivalent adjustment made to the above table.

Table 4a. continued.

                Cardinal Financial Corporation and Subsidiaries
                            Rate and Volume Analysis
                 For the six months ended June 30, 2001 and 2000
                                 (In thousands)
                                  (Unaudited)

    Six Months          Six Months                                            Six Months
  Ended June 30,      Ended June 30,                                         Ended June 30,                   Ended June 30,
  Average Volume       Average Rate                                             Interest        Increase     Attributable to
  2001      2000      2001     2000                                          2001      2000    (Decrease)    Rate    Volume
------------------   ----------------                                      ------------------  ----------  ------------------
                                               Interest Income
                                       Loans:
$ 49,425  $ 25,523    9.02%    9.20%       Commercial                       $ 2,229  $ 1,174     $ 1,055     $ (44)   $ 1,098
  62,549    26,064    8.86%    8.16%       Real estate - commerc              2,772    1,063       1,709       220      1,486
   5,281     1,293    9.35%    9.44%       Real estate - construct              247       61         186        (2)       188
  18,163    14,220    8.25%    7.76%       Real estate - residenti              749      552         197        44        153
  16,368     4,986    7.44%    8.46%       Home equity lines                    609      211         398       (83)       481
  14,992     9,323    7.87%    7.53%       Consumer                             590      351         239        25        214
-----------------------------------------------------------------------------------------------------------------------------
 166,778    81,409    8.63%    8.38%            Total loans                   7,196    3,412       3,784     $ 160    $ 3,620

   5,090     4,842    7.47%    5.91%   Investment Securities - AFS              190      143          47        40          7

   1,482       938    5.94%    7.03%   Other Investments                         44       33          11        (8)        18

  28,538    17,900    5.00%    6.42%   Federal funds sold                       708      570         138      (202)       342

-----------------------------------------------------------------------------------------------------------------------------
$201,888 $ 105,089    8.06%    7.91%   Total interest-earning assets        $ 8,138  $ 4,158     $ 3,980     $ (10)   $ 3,987
=============================================================================================================================

                                              Interest Expense

  13,202     3,576    1.97%    2.31%       Interest Checking                    129       41          88       (22)       111
  23,575    11,419    3.70%    3.53%       Money Markets                        432      200         232        19        214
   4,342       673    2.97%    3.00%       Statement Savings                     64       10          54        (1)        56
  97,883    42,503    6.20%    5.82%       Certificates of Depos              3,008    1,227       1,781       183      1,603
-----------------------------------------------------------------------------------------------------------------------------
 139,002    58,171    5.27%    5.12%   Total interest-bearing liabilit        3,633    1,478       2,155     $ 179    $ 1,984

   9,260     5,951    5.37%    6.41%   Borrowings                               247      192          55       (46)       106

-----------------------------------------------------------------------------------------------------------------------------
$148,263  $ 64,122    5.28%    5.25%   Total interest-bearing liabil        $ 3,880  $ 1,670     $ 2,210     $ 133      2,090
=============================================================================================================================

  75,458    48,621                     Other Sources - Net
-----------------------------------------------------------------------------------------------------------------------------
 223,721   112,743    3.50%    2.99%   Total Sources of Funds                 3,880    1,670       2,210       133      2,090
-----------------------------------------------------------------------------------------------------------------------------

$ 53,625  $ 40,967    4.57%    4.93%   Net Interest Margin                  $ 4,258  $ 2,488     $ 1,770      (143)     1,897
=============================================================================================================================


Table 5.

                 Cardinal Financial Corporation and Subsidiaries
                            Allowance for Loan Losses
                          As of June 30, 2001 and 2000
                                 (In thousands)


                                                   2001               2000
                                             ----------------   ----------------
Beginning balance, January 1                   $      1,900      $        726

Provision for loan losses                               185               351


Loans charged off:
     Commercial                                           -                 -
     Real estate - commercial                             -                 -
     Real estate - construction                           -                 -
     Real estate - residential                            -                 -
     Home equity lines                                    -                 -
     Consumer                                             -                 -
--------------------------------------------------------------------------------
     Total loans charged off                              -                 -

Recoveries:
    Commercial                                            2                 -
    Real estate - commercial                              -                 -
    Real estate - construction                            -                 -
    Real estate - residential                             -                 -
    Home equity lines                                     -                 -
    Consumer                                              -                 -
--------------------------------------------------------------------------------
    Total recoveries                                      2                 -

Net recoveries                                            2                 -

Balance, June 30                               $      2,087      $      1,077
================================================================================



                                                 June 30,         December 31,
Loans:                                             2001               2000
                                             ----------------   ----------------
    Balance at period end                      $    180,954      $    154,271
    Allowance for loan losses to
    Period end loans                                   1.15%            1.23%

Table 6.

                 Cardinal Financial Corporation and Subsidiaries
                   Allocation of the Allowance for Loan Losses
                    As of June 30, 2001 and December 31, 2000
                                 (In thousands)

                                               June 30,                December 31,
                                                2001                       2000
                                       -----------------------    -----------------------

Commercial                                $    623     29.84%        $    612     32.21%
Real estate - commercial                       772     37.00%             678     35.68%
Real estate - construction                      63      3.01%              50      2.63%
Real estate - residential                      189      9.04%             181      9.53%
Home equity lines                              138      6.59%             126      6.63%
Consumer                                        94      4.50%              63      3.32%
Unallocated                                    209     10.02%             190     10.00%
                                       -----------------------    -----------------------

Total allowance for loan losses           $  2,087    100.00%        $  1,900    100.00%
                                       =======================    =======================

Table 7.

                Cardinal Financial Corporation and Subsidiaries
                               Capital Components
                    As of June 30, 2001 and December 31, 2000
                                 (In thousands)

                                                                                                          To Be Well
                                                                                                      Capitalized Under
                                                                               For Capital            Prompt Corrective
                                                          Actual            Adequacy Purposes         Action Provisions
                                                  ----------------------  ---------------------   -------------------------
                                                     Amount     Ratio       Amount       Ratio       Amount        Ratio
                                                     ------     -----       ------       -----       ------        -----
    As of June 30, 2001
    Total capital to risk-weighted assets           $ 25,151   12.27%      $16,402  >=  8.00%       $ 20,503  >=  10.00%
    Tier I capital to risk-weighted assets            23,064   11.25%        8,201  >=  4.00%         12,302  >=   6.00%
    Total capital to average assets                   23,064   10.62%        9,934  >=  4.00%         12,418  >=   5.00%

    ----------------------------------------------------------------------------------------------------------------------

    As of December 31, 2000
    Total capital to risk-weighted assets           $ 36,002   19.94%      $14,443  >=  8.00%       $ 18,053  >=  10.00%
    Tier I capital to risk-weighted assets            34,102   18.89%        7,221  >=  4.00%         10,832  >=   6.00%
    Total capital to average assets                   34,102   17.39%        8,282  >=  4.00%         10,352  >=   5.00%


Table 8.

                         Cardinal Financial Corporation
              Interest Rate Sensitivity Gap Analysis - Consolidated
                               As of June 30, 2001
                                 (In thousands)

                                                          1-90       91-180     181-365       1-5      Over 5
                                                          Days        Days        Days       Years      Years      TOTAL
--------------------------------------------------------------------------------------------------------------------------
                ASSETS
--------------------------------------------------------------------------------------------------------------------------
Investment Securities
U.S. Government agency securities                             -           -         500       2,883        500   $   3,883
Mortgage-backed securities                                    -         818           -       1,018        420       2,256
Other securities                                              -           -           -           -      1,521       1,521
--------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                                   -         818         500       3,901      2,441       7,660
--------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                       25,247           -           -           -          -      25,247
--------------------------------------------------------------------------------------------------------------------------
Loans
Commercial                                               20,060         597       3,332      16,693     12,303      52,985
Real estate - commercial                                 19,133       2,095       5,365      25,563     17,909      70,065
Real estate - construction                                5,300         496         225          42        208       6,271
Real estate - residential                                   473          92         333      12,385      5,226      18,509
Home Equity Lines                                        17,999           -           -           -          -      17,999
Consumer                                                  2,776         366         566       3,488      7,931      15,127
--------------------------------------------------------------------------------------------------------------------------
Total Gross Loans                                        65,741       3,646       9,821      58,171     43,577     180,956
--------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                                     90,988       4,464      10,321      62,072     46,018   $ 213,863
--------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Assets                         90,988      95,452     105,773     167,845    213,863
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------------------------------------------
Deposits
Demand deposits                                          13,552       6,021      10,240       4,499     19,890   $  54,202
Interest checking                                         3,435       1,670       2,451       1,139      5,038      13,733
Statement savings                                         1,135         559         801         376      1,665       4,536
Money market accounts                                     6,251       2,905       4,597       2,075      9,173      25,001
Certificates of deposit - Fixed                          14,567      14,662      25,638       9,883        455      65,205
Certificates of deposit - No Penalty                      1,965       2,297       8,926      25,879          -      39,067
--------------------------------------------------------------------------------------------------------------------------
Total Deposits                                           40,905      28,114      52,653      43,851     36,221     201,744
--------------------------------------------------------------------------------------------------------------------------
Borrowings                                                2,504       7,000       1,000           -          -      10,504
--------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities                       43,409      35,114      53,653      43,851     36,221   $ 212,248
--------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Liabilities                    43,409      78,523     132,176     176,027    212,248
--------------------------------------------------------------------------------------------------------------------------

Gap                                                      47,579     (30,650)    (43,332)     18,221      9,797
Cumulative Gap                                           47,579      16,929     (26,403)     (8,182)     1,615
Gap/ Total Assets                                         19.32%     -12.45%     -17.60%       7.40%      3.98%
Cumulative Gap/ Total Assets                              19.32%       6.87%     -10.72%      -3.32%      0.66%
Rate Sensitive Assets/ Rate Sensitive Liabilities          2.10        0.13        0.19        1.42       1.27
Cumulative RSA/ Cumulative RSL                             2.10        1.22        0.80        0.95       1.01


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

                  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.  Defaults Upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on Wednesday, June 13, 2001 in Falls Church, Virginia. The shareholders were asked to vote on the election of four directors of the Company and to approve an amendment to the Company's 1999 Stock Option Plan.

         The votes cast for or withheld for the election of the directors were as follows:

                 NAME                          FOR              WITHHELD
                 ----                          ---              --------

         Wayne W. Broadwater                3,314,124           132,833
         Harvey W. Huntzinger               3,314,124           132,833
         Harold E. Lieding                  3,306,274           140,683
         John H. Rust, Jr.                  3,312,424           134,533


         The votes cast for, against, abstain or non-vote to approve the amendment to the Company's 1999 Stock Option Plan were as follows:


                                        FOR       AGAINST    ABSTAIN   NON-VOTE
                                        ---       -------    -------   --------
             Amendment to
         1999 Stock Option Plan      1,707,836    374,926    19,820    1,344,375

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


                                           CARDINAL FINANCIAL CORPORATION



Date:  August 14, 2001                     /s/ L. Burwell Gunn, Jr.
                                           -------------------------------------
                                           L. Burwell Gunn, Jr.
                                           President and Chief Executive Officer



Date:  August 14, 2001                     /s/ Jennifer L. Deacon
                                           -------------------------------------
                                           Jennifer L. Deacon
                                           Controller (Chief Accounting Officer)