Form 10QSB
period 2001-09-30
CARDINAL FINANCIAL CORP
filed 2001-11-14
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

          4,257,297 shares of common stock, par value $1.00 per share, outstanding as of September 30, 2001

                         CARDINAL FINANCIAL CORPORATION

                                TABLE OF CONTENTS

                                                                                                          Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Condition
                  September 30, 2001 (Unaudited) and December 31, 2000.......................................3

                  Consolidated Statements of Operations (Unaudited)
                  For the Three and Nine Months Ended September 30, 2001 and 2000............................4

                  Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                  For the Three and Nine Months Ended September 30, 2001 and 2000............................5

                  Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                  For the Nine Months Ended September 30, 2001 and 2000......................................6

                  Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended September 30, 2001 and 2000......................................7

                  Notes to Condensed Consolidated Financial Statements (Unaudited)...........................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations........................................................12


Part II.      Other Information

         Item 1.  Legal Proceedings.........................................................................25

         Item 2.  Changes in Securities and Use of Proceeds.................................................25

         Item 3.  Defaults Upon Senior Securities...........................................................25

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................25

         Item 5.  Other Information.........................................................................25

         Item 6.  Exhibits and Reports on Form 8-K..........................................................25

Signatures


                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                    September 30, 2001 and December 31, 2000

                        (In thousands, except share data)

                                                                           (Unaudited)
                                                                           September 30,     December 31,
                                   Assets                                      2001              2000
                                                                           -------------     -------------
Cash & due from banks                                                      $       9,750     $       4,734
Federal funds sold                                                                32,031            24,754
                                                                           -------------     -------------
                  Total cash and cash equivalents                                 41,781            29,488

Investment securities available-for-sale                                           5,015             6,935
Other investments                                                                  1,278             1,513

Loans receivable, net of fees                                                    196,719           154,271
Allowance for loan losses                                                         (2,277)           (1,900)
                                                                           -------------     -------------
                                                                                 194,442           152,371
Premises and equipment, net                                                        5,437             5,659
Goodwill and other intangibles                                                     9,053             9,576
Accrued interest and other assets                                                  1,631             1,506
                                                                           -------------     -------------
                  Total assets                                             $     258,637     $     207,048
                                                                           =============     =============
                    Liabilities and Shareholders' Equity
Deposits                                                                   $     212,650     $     163,371
Borrowings                                                                        11,356             7,287
Accrued interest and other liabilities                                             3,167             2,278
                                                                           -------------     -------------
                  Total liabilities                                              227,173           172,936

Preferred stock, cumulative convertible, $1 par value, 1,412,000 shares
    authorized, 1,411,246 and 1,411,268 shares outstanding in 2001                 1,411             1,411
    and 2000, respectively
Common stock, $1 par value, 50,000,000 shares authorized,
    4,257,297 and 4,253,155 shares outstanding in 2001
    and 2000, respectively                                                         4,257             4,253
Additional paid in capital                                                        38,472            38,466
Accumulated deficit                                                              (12,680)          (10,022)
Accumulated other comprehensive income                                                 4                 4
                                                                           -------------     -------------
                  Total shareholders' equity                                      31,464            34,112
                                                                           -------------     -------------
                  Total liabilities and shareholders' equity               $     258,637     $     207,048
                                                                           =============     =============


See accompanying notes to consolidated financial statements

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         For the three and nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                  Three Months Ended September 30,  Nine Months Ended September 30,
                                                                  -------------------------------   -------------------------------
                                                                       2001             2000             2001             2000
                                                                  --------------   --------------   --------------   --------------
Interest income:
   Loans receivable                                                 $  3,878,854     $  2,397,414       11,074,495        5,809,900
   Federal funds sold                                                    217,930          390,979          925,720          961,091
   Investment securities available-for-sale                               94,776           99,407          285,139          242,588
   Other investments                                                      21,592           16,155           65,995           48,666
                                                                  --------------   --------------   --------------   --------------
           Total interest income                                       4,213,152        2,903,955       12,351,349        7,062,245
Interest expense:
   Deposits                                                            1,702,819        1,150,749        5,335,439        2,628,544
   Borrowings                                                            121,577          117,110          368,282          308,837
                                                                  --------------   --------------   --------------   --------------
           Total interest expense                                      1,824,396        1,267,859        5,703,721        2,937,381
                                                                  --------------   --------------   --------------   --------------
           Net interest income                                         2,388,756        1,636,096        6,647,628        4,124,864

Provision for loan losses                                                190,000          180,069          375,406          530,951
                                                                  --------------   --------------   --------------   --------------
           Net interest income after provision for loan losses         2,198,756       1,456,027        6,272,222         3,593,913

Non-interest income:
   Service charges on deposit accounts                                   102,037           36,617          270,833           83,385
   Loan service charges                                                  144,022          100,413          349,312          262,615
   Investment fee income                                                 472,380          371,432        1,559,711        1,171,120
   Gains from sale of assets                                               2,759                -           19,441                -
   Other income                                                          132,627           65,262          276,932          136,814
                                                                  --------------   --------------   --------------   --------------
           Total non-interest income                                     853,825          573,724        2,476,229        1,653,934

Non-interest expense:
   Salary and benefits                                                 1,963,076        1,586,908        5,801,132        4,428,927
   Occupancy                                                             343,996          267,705        1,026,667          711,931
   Professional fees                                                     192,051          164,709          450,207          417,772
   Depreciation                                                          209,522          159,322          595,822          422,559
   Amortization of intangibles                                           173,167           58,824          523,090           58,824
   Other operating expenses                                              877,094          779,686        2,625,774        2,015,136
                                                                  --------------   --------------   --------------   --------------
           Total non-interest expense                                  3,758,906        3,017,154       11,022,692        8,055,149
                                                                  --------------   --------------   --------------   --------------
           Net loss before income taxes                                 (706,325)        (987,403)      (2,274,241)      (2,807,302)

Provision for income taxes                                                     -                -                -                -
                                                                  --------------   --------------   --------------   --------------
Net loss                                                            $   (706,325)    $   (987,403)      (2,274,241)      (2,807,302)
                                                                  ==============   ==============   ==============   ==============
Dividends to preferred shareholders                                      127,913           42,636          383,742           42,636
                                                                  --------------   --------------   --------------   --------------
Net loss to common shareholders                                     $   (834,238)    $ (1,030,039)      (2,657,983)      (2,849,938)
                                                                  ==============   ==============   ==============   ==============
Basic and diluted loss per common share                             $      (0.20)    $      (0.24)           (0.62)           (0.67)
                                                                  ==============   ==============   ==============   ==============
Weighted-average common shares outstanding                             4,256,797        4,245,759        4,255,432        4,244,721
                                                                  ==============   ==============   ==============   ==============

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
         For the three and nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                                    --------------------------------   -------------------------------
                                                         2001              2000              2001             2000
                                                    --------------     -------------     -------------   -------------

Net loss                                               $  (706,325)      $  (987,403)      $(2,274,241)    $(2,807,302)
Other comprehensive income (loss):
   Unrealized gain (loss) on available-for-sale
        investment securities                               62,480            53,944              (509)        (27,009)
                                                    --------------     -------------     -------------   -------------
Comprehensive loss                                     $  (643,845)      $  (933,459)      $(2,274,750)    $(2,834,311)
                                                    ==============     =============     =============   =============

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Nine months ended September 30, 2001 and 2000

                                 (In thousands)

                                   (Unaudited)

                                                                                                              Accumulated
                                                                                    Additional                   Other
                                               Preferred Preferred  Common  Common    Paid-in   Accumulated  Comprehensive
                                                 Shares    Stock    Shares   Stock    Capital     Deficit     Income (Loss)  Total
                                               --------- ---------  ------  ------  ----------  -----------  -------------  -------
Balance, January 1, 2000                             --  $      --   4,243  $4,243  $   32,496  $    (5,881)  $      (113)  $30,745

Issuance of 1,411,499 shares of cumulative
    preferred stock, par value $1                 1,411      1,411      --      --       5,645           --            --     7,056

Issuance of common stock options in
    connection with the acquisition                  --         --      --      --         301           --            --       301

Issuance of stock awards                             --         --       3       3           9           --            --        12

Dividends declared on preferred stock                --         --      --      --          --          (42)           --       (42)

Change in unrealized gain (loss) on
    investment securities available-for-sale         --         --      --      --          --           --           (27)      (27)

Net loss                                             --         --      --      --          --       (2,807)           --    (2,807)
                                               --------- ---------  ------  ------  ----------  -----------  -------------  -------
Balance, September 30, 2000                       1,411  $   1,411   4,246  $4,246  $   38,451  $    (8,730)  $      (140)  $35,238
===================================================================================================================================

Balance, January 1, 2001                          1,411  $   1,411   4,253  $4,253  $   38,466  $   (10,022)  $         4   $34,112

Issuance of stock awards                             --         --       3       3           3           --            --         6

Stock options exercised                              --         --       1       1           3           --            --         4

Dividends on preferred stock                         --         --      --      --          --         (384)           --      (384)

Net loss                                             --         --      --      --          --       (2,274)           --    (2,274)
                                               --------- ---------  ------  ------  ----------  -----------  -------------  -------
Balance, September 30, 2001                       1,411  $   1,411   4,257  $4,257  $   38,472  $   (12,680)  $         4   $31,464
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2001 and 2000

                                 (In thousands)

                                   (Unaudited)

                                                                                         2001            2000
                                                                                     -----------     -----------
Cash flows from operating activities:
    Net loss                                                                         $    (2,274)    $    (2,807)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation                                                                        596             423
         Amortization of intangibles, premiums and discounts                                 548              59
         Provision for loan losses                                                           375             531
         Gain on sale of assets                                                              (19)             --
         Increase in accrued interest and other assets                                      (125)           (225)
         Increase in accrued interest and other liabilities                                  889           6,703
         Compensation related to stock awards                                                  6              12
                                                                                     -----------     -----------
                 Net cash (used in) provided by operating activities                          (4)          4,696
                                                                                     -----------     -----------
Cash flows from investing activities:
    Purchase of premises and equipment                                                      (412)           (653)
    Proceeds from sale of premises and equipment                                              12              --
    Proceeds from sale of investment securities available-for-sale                         4,500              --
    Proceeds from sale of other investments                                                  349
    Purchase of investment securities available-for-sale                                  (3,601)             --
    Purchase of other investments                                                           (114)            (18)
    Redemptions of investment securities available-for-sale                                1,043             312
    Net increase in loan portfolio                                                       (42,448)        (34,384)
    Net cash acquired in merger                                                               --          11,090
                                                                                     -----------     -----------
                 Net cash used in investing activities                                   (40,671)        (23,653)
                                                                                     -----------     -----------
Cash flows from financing activities:
    Net increase in deposits                                                              49,279          40,292
    Net increase in short-term borrowings                                                  4,069             252
    Dividends on preferred stock                                                            (384)            (42)
    Stock options exercised                                                                    4              --
                                                                                     -----------     -----------
                 Net cash provided by financing activities                                52,968          40,502
                                                                                     -----------     -----------
Net increase in cash and cash equivalents                                                 12,293          21,545
Cash and cash equivalents at beginning of period                                          29,488          19,043
                                                                                     -----------     -----------
Cash and cash equivalents at end of period                                           $    41,781     $    40,588
                                                                                     ===========     ===========
Supplemental disclosure of cash flow information:
    Cash paid during period for interest                                             $     5,693     $     2,870
                                                                                     ===========     ===========

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

On November 1, 2001, the Company combined three of its four banking subsidiaries by merging Cardinal Bank - Dulles, N.A. and Cardinal Bank - Potomac into Cardinal Bank, N.A.

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2001 and 2000 follows:

For the Three Months Ended September 30, 2001:

                                Commercial         Investment       Intersegment
                                  Banking           Advisory         Elimination           Other          Consolidated
                             -----------------------------------------------------------------------------------------
Net interest income            $  2,386,964       $          -       $          -      $      1,792       $  2,388,756
Provision for loan losses           190,000                  -                  -                 -            190,000
Non-interest income                 349,462            474,400                  -            29,963            853,825
Non-interest expense              2,670,537            480,014                  -           608,355          3,758,906
                             -----------------------------------------------------------------------------------------
Net loss                       $   (124,111)      $     (5,614)      $          -      $   (576,600)      $   (706,325)
                             =========================================================================================

For the Nine Months Ended September 30, 2001:

                                Commercial         Investment       Intersegment
                                  Banking           Advisory         Elimination           Other          Consolidated
                             -----------------------------------------------------------------------------------------
Net interest income            $  6,622,676       $          -       $          -      $     24,952       $  6,647,628
Provision for loan losses           375,406                  -                  -                 -            375,406
Non-interest income                 875,192           1,563,593                 -            37,444          2,476,229
Non-interest expense              7,760,686           1,596,524                 -         1,665,482         11,022,692
                             -----------------------------------------------------------------------------------------
Net loss                       $   (638,224)      $     (32,931)     $          -      $ (1,603,086)      $ (2,274,241)
                             =========================================================================================

Total Assets                   $255,252,347       $     421,544      $(29,355,064)     $ 32,318,587       $258,637,414

For the Three Months Ended September 30, 2000:

                                Commercial         Investment       Intersegment
                                  Banking           Advisory         Elimination           Other          Consolidated
                             -----------------------------------------------------------------------------------------
Net interest income            $  1,498,304       $          -       $          -      $    137,792       $  1,636,096
Provision for loan losses           180,069                  -                  -                 -            180,069
Non-interest income                 185,670            371,432                  -            16,622            573,724
Non-interest expense              1,679,414            494,961                  -           842,779          3,017,154
                             -----------------------------------------------------------------------------------------
Net loss                       $   (175,509)      $   (123,529)      $          -      $   (688,365)      $   (987,403)
                             =========================================================================================

For the Nine Months Ended September 30, 2000:

                                Commercial         Investment       Intersegment
                                  Banking           Advisory         Elimination           Other          Consolidated
                             -----------------------------------------------------------------------------------------
Net interest income            $  3,695,743       $          -       $          -       $    429,121       $  4,124,864
Provision for loan losses           530,951                  -                  -                  -            530,951
Non-interest income                 453,971          1,171,120             (3,551)            32,394          1,653,934
Non-interest expense              4,577,134          1,524,184             (3,551)         1,957,382          8,055,149
                             -----------------------------------------------------------------------------------------
Net loss                       $   (958,371)      $   (353,064)      $          -       $ (1,495,867)      $ (2,807,302)
                             ==========================================================================================

Total Assets                   $183,236,012       $    217,179       $(19,711,468)      $ 42,649,954       $206,391,677

The Company does not have operating segments other than those reported. Parent company financial information is included in the "Other" category above and represents the overhead function rather than an operating segment. Parent company net interest income is comprised of interest income from fed funds and investment securities.


Note 3

Earnings Per Share

The following table discloses the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000. Because the Company has net losses, all stock options issued to date have an anti-dilutive effect and, therefore, have been excluded from the earnings per share calculation. Stock options outstanding as of September 30, 2001 are 378,678.

                                                     Three Months Ended September 30,           Nine Months Ended September 30,
                                                         2001                 2000                 2001                 2000
                                                   ------------------------------------      ------------------------------------
Net loss                                           $     (706,325)      $     (987,403)      $   (2,274,241)      $   (2,807,302)

Dividends to preferred shareholders                       127,913               42,636              383,742               42,636
                                                   ---------------      ---------------      ---------------      ---------------
Net loss to common shareholders                          (834,238)          (1,030,039)          (2,657,983)          (2,849,938)

Weighted average shares for basic and diluted           4,256,797            4,245,759            4,255,432            4,244,721

Basic and diluted loss per share                   $        (0.20)      $        (0.24)      $        (0.62)      $        (0.67)



Note 4

New Accounting Pronouncements

On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and 138. The Company has no derivative instruments or hedging activities and therefore the adoption of SFAS No. 133, as amended, did not have an impact on the Company's financial position, equity or results of operations.

In June 2001, Statement of Financial Accounting Standard No. 141, Business Combinations was issued. This pronouncement requires all business combinations to be accounted for by a single method, the purchase method. SFAS 141 further requires that intangible assets be recognized apart from goodwill only if they meet one of two criteria, the contractual - legal criterion or the separability criterion. The disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption is also required. SFAS 141 applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company has determined that SFAS No. 141 did not have an impact to its financial position, equity or results of operations.

In June 2001, Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets was issued. SFAS 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. Furthermore, goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment using specific guidelines. Additional supplemental disclosures of information about goodwill and other intangibles in the years subsequent to their acquisitions are also required. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001, except that all goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions. Goodwill and some intangible assets will not decrease in the same manner as under previous standards which could lead to more volatility in reported income because impairment losses are likely to occur irregularly and in varying amounts. The Company recognizes $158,000 of amortization expense each quarter relating to its goodwill. As a result of SFAS 142, the Company will no longer amortize its goodwill but will be required to determine if the value of the goodwill is impaired. If such impairment exists a write down of the goodwill will be required at that time. The Company is still analyzing the potential impairment of its goodwill under SFAS 142, and therefore can not determine, at this time, whether there will be an impact on its financial position, equity, or results of operations upon adoption of SFAS 142 in the first quarter of 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets. SFAS No 141 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This statement is not expected to have a material impact on the Company's financial statements.

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

On November 1, 2001, the Company combined three of its four banking subsidiaries by merging Cardinal Bank - Dulles, N.A. and Cardinal Bank - Potomac into Cardinal Bank, N.A.

The following discussion presents management's discussion and analysis of the consolidated financial condition of the Company as of September 30, 2001 and December 31, 2000 and results of operations for the three and nine months ended September 30, 2001 and September 30, 2000. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

Financial Condition

Total assets of the Company grew to $258.6 million at September 30, 2001 compared to $207.0 million at December 31, 2000. This represents an increase of $51.6 million or 25% and is due to increased deposit and loan generation. Loans receivable, net of fees, increased $42.4 million or 28% to $196.7 million at September 30, 2001 from $154.3 million at December 31, 2000 (see Table 1 for loan portfolio details). Total deposits increased 30% or $49.3 million to $212.7 million at September 30, 2001 compared to $163.4 million at December 31, 2000 (see Table 2 for certificates of deposit of $100,000 or more). Total borrowings primarily consisting of FHLB borrowings increased $4.1 million to $11.4 million at September 30, 2001 from $7.3 million at December 31, 2000. Total cash and cash equivalents increased to $41.8 million at September 30, 2001 from $29.5 million at December 31, 2000. The increase in cash and cash equivalents was primarily the result of increased clearing balances held at the Federal Reserve at September 30, 2001 as compared to December 31, 2000. Investment securities available-for-sale and other investments declined $2.1 million to $6.3 million at September 30, 2001 from $8.4 million at December 31, 2000 (see Table 3 for details of the investment securities available-for-sale portfolio). Several investment securities were called due to the decreased rate environment. Shareholders' equity at September 30, 2001 was $31.5 million compared to $34.1 million at December 31, 2000. Book value per common share on September 30, 2001 was $5.73 compared to $6.36 on December 31, 2000.

Results of Operations

Net loss for the three and nine months ended September 30, 2001 was $706,000 and $2.3 million, respectively, an improvement of $281,000 and $533,000, respectively, as compared to a net loss of $987,000 and $2.8 million for the three and nine months ended September 30, 2000. Basic and diluted loss per common share improved $0.04 per common share to $0.20 as compared to $0.24 for the three months ended September 30, 2001 and 2000, respectively. Basic and diluted loss per common share improved by $0.05 per common share for the nine months ended September 30, 2001 and 2000 to $0.62 from $0.67 per common share. The decreases in the net loss for the three and nine months ended September 30, 2001 as compared to the same periods of 2000 reflect the increase in net interest income and non-interest income in the first three quarters of 2001 compared to the same periods in 2000. Return on average assets for the three and nine months ended September 30, 2001 were -1.15% and -1.30%, respectively, as compared to -2.54% and -2.94% for the same periods in 2000. Return on average equity for the three and nine months ended September 30, 2001 were -8.77% and -9.20%, respectively, as compared to -12.08% and -12.14% for the same periods in 2000.

Net interest income is the Company's primary source of revenue and represents the difference between interest and fees earned on interest-bearing assets and the interest paid on deposits and other interest-bearing liabilities. Net interest income for the three and nine months ended September 30, 2001 was $2.4 million and $6.6 million, respectively, compared to $1.6 million and $4.1 million for the three and nine months ended September 30, 2000, respectively.

The Company's net interest margin for the three and nine months ended September 30, 2001 was 4.66% and 4.60%, respectively, compared to 4.96% and 4.92% for the three and nine months ended September 30, 2000, respectively. The decrease in the margin can be attributed to the 350 basis point decrease on the targeted fed funds rate during 2001 producing lower yielding loans and deposits. Increased volume has assisted to offset the decreases in the targeted fed funds rate. In addition, maturing certificates of deposit continue to be replaced with lower yielding deposits assisting the interest margin to recover from the rapid rate decreases. Table 4 presents an analysis of average interest-earning assets, interest-bearing liabilities and demand deposits with the related components of interest income and interest expense.

The provision for loan losses for the three and nine months ended September 30, 2001 was $190,000 and $375,000, respectively, compared to $180,000 and $531,000 for the three and nine months ended September 30, 2000, respectively. The decrease in the nine-month period is a result of a specific reserve of $104,000, which was reclassified to the general reserve to reflect the movement of the one non-performing loan to accrual status during the first quarter of 2001. The allowance for loan losses at September 30, 2001 was $2.3 million compared to $1.9 million at December 31, 2000. The ratio of the allowance for loan losses to total loans at September 30, 2001 was 1.16% compared to a ratio of 1.22% at December 31, 2000. Tables 5 and 6 reflect the components and the allocation of the allowance for loan losses.

Non-interest income for the three and nine months ended September 30, 2001 was $854,000 and $2.5 million, respectively, compared to $574,000 and $1.7 million for the three and nine months ended September 30, 2000. The significant increase in non-interest income was primarily due to investment fees generated by the Company's non-bank subsidiary, Cardinal Wealth Services, Inc. and increased service charges on deposit accounts. Investment fee income increased $101,000 and $389,000 to $472,000 and $1.6 million for the three and nine months ended September 30, 2001 as compared to $371,000 and $1.2 million for the three and nine months ended September 30, 2000. In addition, service charges on deposit accounts increased $65,000 and $188,000 to $102,000 and $271,000 for the three and nine months ended September 30, 2001 as compared to $37,000 and $83,000 for the three and nine months ended September 30, 2000. This increase can be attributed to the increased number of deposit accounts and the addition of the fourth bank subsidiary, Cardinal Bank - Potomac.

Non-interest expense for the three and nine months ended September 30, 2001 totaled $3.8 million and $11.0 million, respectively, compared to $3.0 million and $8.1 million for the three and nine months ended September 30, 2000. The increases in expenses were primarily due to increases in salary and benefits, occupancy and other related expenses including amortization of intangibles due to the addition of the fourth bank subsidiary, Cardinal Bank-Potomac on September 1, 2000. In addition, salary expense increased $155,000 for the three months ended September 30, 2001 for severance payments as a result of changes made by management.

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

For the three and nine months ended September 30, 2001, the commercial banking segment had a net loss of $124,000 and $638,000, respectively, compared to a net loss of $176,000 and $958,000 for the three and nine months ended September 30, 2000. As of September 30, 2001 total assets were $255.3 million, loans receivable, net of fees, were $196.7 million and deposits were $212.7 million. Total assets were $183.2 million, loans receivable, net of fees, were $140.4 million and deposits were $154.1 million as of September 30, 2000.

Investment Advisory Services

The investment advisory services segment provides financial and estate planning services utilizing a host of products provided through a strategic alliance with Legg Mason Financial Partners, a wholly owned subsidiary of Legg Mason, Inc. Operations for this segment began February 1, 1999.

For the three months ended September 30, 2001, the investment advisory services segment had net loss of $6,000. For the nine months ended September 30, 2001, the investment advisory subsidiary had a net loss of $33,000. As of September 30, 2001 total assets were $422,000 and total assets under management were $133.8 million. For the three and nine months ended September 30, 2000, the net loss was $124,000 and $353,000, respectively. As of September 30, 2000, total assets were $217,000 and total assets under management were $81.1 million.

Capital Resources

Shareholders' equity at September 30, 2001 was $31.5 million compared to $34.1 million at December 31, 2000. The reduction in equity reflects the net loss recorded for the year to date September 30, 2001. At September 30, 2001, the Company's tier 1 and total risk-based capital ratios were 10.18% and 11.21%, respectively. At December 31, 2000, the Company's tier 1 and total risk-based capital ratios were 18.9% and 19.9%, respectively. The decline in the Company's capital ratios is due to the increase in total assets as well as the absorption of operating losses. Table 7 reflects the components of regulatory capital. The Company continues to maintain a capital structure that places it well above minimum regulatory requirements.

Liquidity

Liquidity provides the Company with the ability to meet normal deposit withdrawals while also providing for the credit needs of customers. At September 30, 2001, cash and cash equivalents and investment securities available-for-sale totaled $46.8 million or 18% of total assets compared to $36.4 million or 18% of total assets at December 31, 2000. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

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

The data in Table 8 reflects re-pricing or expected maturities of various assets and liabilities as of September 30, 2001. This "gap" analysis represents the difference between interest sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar re-pricing characteristics will re-price at the same time and to the same degree.

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

Table 1.

                 Cardinal Financial Corporation and Subsidiaries
                                Loans Receivable
                 As of September 30, 2001 and December 31, 2000
                                 (In thousands)

                                               September 30,                  December 31,
                                                   2001                           2000
                                        --------------------------     ---------------------------
Commercial                                $   55,040       27.99%         $   49,646       32.22%
Real estate - commercial                      84,389       42.91%             57,083       37.05%
Real estate - construction                     5,687        2.89%              4,088        2.65%
Real estate - residential                     16,961        8.62%             17,729       11.51%
Home equity lines                             19,907       10.12%             14,867        9.65%
Consumer                                      14,684        7.47%             10,665        6.92%
                                        --------------------------     ---------------------------

Gross loans                               $  196,668      100.00%         $  154,078      100.00%

Add: unearned income, net                         51                             193
Less: allowance for loan losses               (2,277)                         (1,900)
                                        -------------                  --------------

Total loans, net                          $  194,442                      $  152,371
                                        =============                  ==============


Table 2.

                 Cardinal Financial Corporation and Subsidiaries
                   Certificates of Deposit of $100,000 or More
                 As of September 30, 2001 and December 31, 2000
                                 (In thousands)


                                                       September 30,       December 31,
                                                           2001               2000
                                                      ---------------    ---------------
Three months or less                                  $         6,818    $         3,116
Over three months through six months                            9,633              8,721
Over six months through twelve months                          15,636             17,397
Over twelve months                                             16,077             11,225
                                                      ---------------    ---------------
                                                      $        48,164    $        40,459
                                                      ===============    ===============

Table 3.

                 Cardinal Financial Corporation and Subsidiaries
                    Investment Securities Available-for-Sale
                 As of September 30, 2001 and December 31, 2000
                                 (In thousands)

                                                                               Amortized        Fair      Unrealized     Average
As of September 30, 2001                                          Par Value       Cost         Value      Gain/(Loss)     Yield
                                                                --------------------------------------------------------------------
U.S. government agencies and enterprises
     Five to ten years                                                 500           500           510            10           6.00%
     After ten years                                                   109           109           107            (2)          6.26%
-----------------------------------------------------------------------------------------------------------------------------------
              Total U.S. government agencies                    $      609    $      609    $      617    $        8           6.05%
-----------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
    Within one year                                             $      210           210           210    $        -           3.99%
    One to five years                                                3,078         3,169         3,160            (9)          6.55%
    Five to ten years                                                  541           549           554             5           7.80%
    After ten years                                                    454           474           474             -           7.72%
-----------------------------------------------------------------------------------------------------------------------------------
              Total mortgage-backed securities                  $    4,283    $    4,402    $    4,398    $       (4)          6.71%
-----------------------------------------------------------------------------------------------------------------------------------

              Total investment securities available-for-sale    $    4,892    $    5,011    $    5,015    $        4           6.61%
                                                                ===================================================================

                                                                               Amortized        Fair      Unrealized     Average
As of  December 31, 2000                                          Par Value       Cost         Value      Gain/(Loss)     Yield
                                                                --------------------------------------------------------------------
U.S. government agencies and enterprises
     Within one year                                            $      500    $      500    $      497    $       (3)          5.25%
     One to five years                                               4,000         3,949         3,999            50           6.85%
     After ten years                                                 1,377         1,403         1,374           (29)          6.64%
-----------------------------------------------------------------------------------------------------------------------------------
              Total U.S. government agencies                    $    5,877    $    5,852    $    5,870    $       18           6.66%
-----------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
    Within one year                                             $       30    $       30    $       30    $        -           5.50%
    One to five years                                                  740           742           734            (8)          6.44%
    Five to ten years                                                  306           307           301            (6)          5.92%
-----------------------------------------------------------------------------------------------------------------------------------
              Total mortgage-backed securities                  $    1,076    $    1,079    $    1,065    $      (14)          6.27%
-----------------------------------------------------------------------------------------------------------------------------------

              Total investment securities available-for-sale    $    6,953    $    6,931    $    6,935    $        4           6.60%
                                                                ===================================================================

Table 4.

                 Cardinal Financial Corporation and Subsidiaries
                            Rate and Volume Analysis
             For the three months ended September 30, 2001 and 2000
                                 (In thousands)

    Three Months           Three Months                                             Three Months
 Ended September 30,    Ended September 30,                                      Ended September 30,                   Variance
   Average Volume          Average Rate                                               Interest       Increase       Attributable to
        2001                   2000                                                2001     2000    (Decrease)      Rate     Volume
--------------------    -------------------                                      ------------------  --------    -------------------
                                              Interest Income
                                              Loans:
$ 53,237    $ 33,601      8.38%       9.77%       Commercial                     $  1,115  $    821  $    294    $   (186) $    480
  77,165      33,901      8.67%       7.47%       Real estate - commercial          1,673       633     1,040         232       808
   6,044       3,373      8.40%      10.12%       Real estate - construction          127        85        42         (26)       68
  17,864      19,746      8.59%       9.33%       Real estate - residential           384       460       (76)        (33)      (44)
  18,755       8,253      6.12%       8.85%       Home equity lines                   287       183       104        (128)      232
  14,911       9,635      7.86%       8.95%       Consumer                            293       216        77         (41)      118
-----------------------------------------------------------------------------------------------------------------------------------
 187,976     108,509      8.25%       8.84%                       Total loans       3,879     2,398     1,481        (181)    1,662

   5,788       6,310      6.57%       6.30%   Investment securities - AFS              95        99        (4)          4        (8)

   1,319       1,036      6.37%       6.24%   Other investments                        21        16         5           0         4

  25,168      22,906      3.44%       6.85%   Federal funds sold                      218       391      (173)       (215)       39

-----------------------------------------------------------------------------------------------------------------------------------
$220,251    $138,761      7.65%       8.37%   Total interest-earning assets      $  4,213  $  2,904  $  1,309    $   (392) $  1,697
===================================================================================================================================

                                              Interest Expense

$ 16,128    $  6,244      1.84%       2.10%       Interest checking              $     74  $     33  $     41    $    (10) $     52
  26,350      16,169      2.82%       3.37%       Money markets                       185       136        49         (37)       86
   4,502       2,216      2.16%       2.97%       Statement savings                    24        16         8          (9)       17
 103,439      62,115      5.51%       6.24%       Certificates of deposit           1,420       966       454        (189)      643
-----------------------------------------------------------------------------------------------------------------------------------
 150,419      86,744      4.49%       5.32%   Total interest-bearing liabilities    1,703     1,151       552        (245)      798

  10,912       6,875      4.42%       6.83%   Borrowings                              121       117         4         (65)       69

-----------------------------------------------------------------------------------------------------------------------------------
$161,331    $ 93,619      4.49%       5.43%   Total interest-bearing liabilities $  1,824  $  1,268  $    556    $   (310) $    867
===================================================================================================================================

  82,363      55,358                          Other sources
-----------------------------------------------------------------------------------------------------------------------------------
 243,694     148,977      2.99%       3.41%   Total sources of funds                1,824     1,268       556        (310)      867
-----------------------------------------------------------------------------------------------------------------------------------

$ 58,920    $ 45,142      4.66%       4.96%   Net interest margin                $  2,389  $  1,636  $    753    $    (82) $    830
===================================================================================================================================

No tax equivalent adjustment made to the above table.

Table 4a. continued.

                 Cardinal Financial Corporation and Subsidiaries
                            Rate and Volume Analysis
              For the nine months ended September 30, 2001 and 2000
                                 (In thousands)
                                   (Unaudited)

     Nine Months           Nine Months                                              Nine Months
  Ended September 30,   Ended September 30,                                      Ended September 30,                 Variance
    Average Volume         Average Rate                                               Interest       Increase     Attributable to
   2001        2000      2001       2000                                          2001       2000   (Decrease)   Rate      Volume
------------------------------------------                                     --------------------  --------   --------------------
                                                    Interest Income
                                           Loans:
$ 50,710    $ 27,978     8.80%      9.51%      Commercial                      $  3,345    $  1,996  $  1,349   $  (269)  $  1,600
  67,475      30,020     8.78%      7.53%      Real estate - commercial           4,445       1,696     2,749       624      2,087
   5,538       1,990     9.01%      9.78%      Real estate - construction           374         146       228       (31)       257
  18,062      15,068     8.36%      8.96%      Real estate - residential          1,133       1,012       121       (80)       199
  17,172       6,078     6.96%      8.62%      Home equity lines                    896         393       503      (211)       708
  14,965       9,428     7.85%      8.01%      Consumer                             881         566       315       (18)       328
----------------------------------------------------------------------------------------------------------------------------------
 173,922      90,562     8.49%      8.55%                      Total loans       11,074       5,809     5,265   $    15   $  5,179

   5,325       5,136     7.14%      6.30%  Investment Securities - AFS              285         243        42        33          9

   1,427         971     6.17%      6.68%  Other Investments                         66          49        17        (5)        23

  27,223      19,245     4.55%      6.66%  Federal funds sold                       926         961       (35)     (427)       394

----------------------------------------------------------------------------------------------------------------------------------
$207,897    $115,914     7.92%      8.12%  Total interest-earning assets       $ 12,351    $  7,062  $  5,289   $  (384)  $  5,605
==================================================================================================================================

                                                     Interest Expense

  14,188       4,264     1.93%      2.32%      Interest Checking                    203          73       130       (41)       171
  24,485      12,666     3.39%      3.57%      Money Markets                        617         336       281       (33)       314
   4,396       1,096     2.70%      3.23%      Statement Savings                     88          26        62       (17)        79
  99,781      48,564     5.98%      6.08%      Certificates of Deposit            4,427       2,193     2,234       (79)     2,313
----------------------------------------------------------------------------------------------------------------------------------
 142,850      66,590     4.99%      5.31%  Total interest-bearing liabilities     5,335       2,628     2,707   $  (171)  $  2,877

   9,817       6,261     5.02%      6.55%  Borrowings                               368         309        59      (111)       173

----------------------------------------------------------------------------------------------------------------------------------
$152,667    $ 72,851     5.00%      5.43%  Total interest-bearing liabilities  $  5,703    $  2,937  $  2,766   $  (282)     3,050
==================================================================================================================================

  77,215      50,532                       Other Sources - Net
----------------------------------------------------------------------------------------------------------------------------------
 229,882     123,383     3.32%      3.21%  Total Sources of Funds                 5,703       2,937     2,766      (282)     3,050
----------------------------------------------------------------------------------------------------------------------------------

$ 55,230    $ 43,063     4.60%      4.92%  Net Interest Margin                 $  6,648    $  4,125  $  2,523      (103)     2,556
==================================================================================================================================

Table 5.

                 Cardinal Financial Corporation and Subsidiaries
                            Allowance for Loan Losses
                        As of September 30, 2001 and 2000
                                 (In thousands)


                                                   2001               2000
                                              ---------------    ---------------
Beginning balance, January 1                     $     1,900        $       726

Provision for loan losses                                375                531

Assumed allowance for loan losses
from acquisition of Heritage                               -                421

Loans charged off:
           Commercial                                      -                  -
           Real estate - commercial                        -                  -
           Real estate - construction                      -                  -
           Real estate - residential                       -                  -
           Home equity lines                               -                  -
           Consumer                                        -                  -
--------------------------------------------------------------------------------
           Total loans charged off                         -                  -

Recoveries:
           Commercial                                      2                  -
           Real estate - commercial                        -                  -
           Real estate - construction                      -                  -
           Real estate - residential                       -                  -
           Home equity lines                               -                  -
           Consumer                                        -                  -
--------------------------------------------------------------------------------
           Total recoveries                                2                  -

Net recoveries                                             2                  -

Balance, September 30,                           $     2,277        $     1,678
================================================================================



                                               September 30,      December 31,
Loans:                                             2001               2000
                                              ---------------   ----------------
           Balance at period end                 $   196,668        $   155,316
           Allowance for loan losses to
           Period end loans                            1.16%              1.22%

Table 6.

                 Cardinal Financial Corporation and Subsidiaries
                   Allocation of the Allowance for Loan Losses
                 As of September 30, 2001 and December 31, 2000
                                 (In thousands)

                                            September 30,              December 31,
                                                2001                       2000
                                       -----------------------    -----------------------

Commercial                                 $   679     29.84%         $   612     32.21%
Real estate - commercial                       842     37.00%             678     35.68%
Real estate - construction                      69      3.01%              50      2.63%
Real estate - residential                      206      9.04%             181      9.53%
Home equity lines                              150      6.59%             126      6.63%
Consumer                                       102      4.50%              63      3.32%
Unallocated                                    228     10.02%             190     10.00%
                                       -----------------------    -----------------------

Total allowance for loan losses            $ 2,277    100.00%         $ 1,900    100.00%
                                       =======================    =======================

Table 7.

                Cardinal Financial Corporation and Subsidiaries
                               Capital Components
                 As of September 30, 2001 and December 31, 2000
                                 (In thousands)

                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                            For Capital            Prompt Corrective
                                                  Actual                 Adequacy Purposes         Action Provisions
                                              ----------------------   ----------------------   ----------------------
                                                  Amount     Ratio       Amount       Ratio       Amount        Ratio
                                                  ------     -----       ------       -----       ------        -----
As of September 30, 2001
Total capital to risk-weighted assets           $ 24,684     11.21%     $17,616  >=   8.00%      $ 22,020  >=   10.00%
Tier I capital to risk-weighted assets            22,407     10.18%       8,808  >=   4.00%        13,212  >=    6.00%
Total capital to average assets                   24,684     10.06%       9,816  >=   4.00%        12,270  >=    5.00%

----------------------------------------------------------------------------------------------------------------------

As of December 31, 2000
Total capital to risk-weighted assets           $ 36,002     19.94%     $14,443  >=   8.00%      $ 18,053  >=   10.00%
Tier I capital to risk-weighted assets            34,102     18.89%       7,221  >=   4.00%        10,832  >=    6.00%
Total capital to average assets                   34,102     17.39%       8,282  >=   4.00%        10,352  >=    5.00%


Table 8.

                         Cardinal Financial Corporation
              Interest Rate Sensitivity Gap Analysis - Consolidated
                            As of September 30, 2001
                                 (In thousands)

                                             ------------------------------------------------------------------------
                                             Immediate     2-90     91-180    181-365     1-3      Over 3
                                             Repricing*    Days      Days      Days      Years     Years     TOTAL
---------------------------------------------------------------------------------------------------------------------
                   Assets
---------------------------------------------------------------------------------------------------------------------
Investment securities - AFS                           -         -         -        210         -     4,805     5,015
---------------------------------------------------------------------------------------------------------------------
Other investments                                     -         -         -          -         -     1,278     1,278
---------------------------------------------------------------------------------------------------------------------
Federal funds sold                               32,031         -         -          -         -         -    32,031
---------------------------------------------------------------------------------------------------------------------
Loans
Commercial & industrial                          28,961    10,187     5,025      8,792    10,017    76,447   139,429
Residential                                         263        83       137        191     2,364    13,923    16,961
Home equity lines                                13,873     6,034         -          -         -         -    19,907
Construction                                      2,610     1,134         8         17        36     1,882     5,687
All other                                         1,716       634       538        964     1,309     9,523    14,684
---------------------------------------------------------------------------------------------------------------------
Total Gross Loans                                47,423    18,072     5,708      9,964    13,726   101,775   196,668
---------------------------------------------------------------------------------------------------------------------
Total Earning Assets                             79,454    18,072     5,708     10,174    13,726   106,580   233,714
---------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Assets                 79,454    97,526   103,234    113,408   127,134   233,714
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                Liabilities
---------------------------------------------------------------------------------------------------------------------
Deposits
Noninterest-bearing demand                            -         -         -          -         -    57,312    57,312
Interest-bearing transaction accounts            55,464         -         -          -         -         -    55,464
Certificates of deposit - fixed                   3,128    13,602    14,995     17,515     8,364     1,319    58,923
Certificates of deposit - no penalty                 56     2,066     4,319     12,869    21,493       148    40,951
---------------------------------------------------------------------------------------------------------------------
Total Deposits                                   58,648    15,668    19,314     30,384    29,857    58,779   212,650
---------------------------------------------------------------------------------------------------------------------
Other borrowed funds                              1,556     3,800         -          -     6,000         -    11,356
---------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities               60,204    19,468    19,314     30,384    35,857    58,779   224,006
---------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Liabilities            60,204    79,672    98,986    129,370   165,227   224,006
---------------------------------------------------------------------------------------------------------------------


Gap                                              19,250    (1,396)  (13,606)   (20,210)  (22,131)   47,801
Cumulative Gap                                   19,250    17,854     4,248    (15,962)  (38,093)    9,708
Gap/ Total Assets                                 7.44%    -0.54%    -5.26%     -7.81%    -8.56%    18.48%
Cumulative Gap/ Total Assets                      7.44%     6.90%     1.64%     -6.17%   -14.73%     3.75%
Rate Sensitive Assets/ Rate Sensitive Liabilities  1.32      0.93      0.30       0.33      0.38      1.81
Cumulative RSA/RSL                                 1.32      1.22      1.04       0.88      0.77      1.04


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

                  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.  Defaults Upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.

Item 5.  Other Information

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits - none

                  (b)      Reports on Form 8-K

                           On August 29, 2001, the Company filed a Current Report on Form 8-K dated August 17, 2001 to disclose, under Items 5 and 7, a letter to shareholders that the Company had posted on its web site.

                           On October 3, 2001, the Company filed a Current Report on Form 8-K dated October 1, 2001 to disclose, under Items 5 and 7, a press release that announced the resignation of the Company's President and Chief Executive Officer and the election of his successor.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CARDINAL FINANCIAL CORPORATION



Date:  November 14, 2001                   /s/ Bernard H. Clineburg
                                           -------------------------------------
                                           Bernard H. Clineburg
                                           President and Chief Executive Officer



Date:  November 14, 2001                   /s/ Janet A. Valentine
                                           -------------------------------------
                                           Janet A. Valentine
                                           Chief Financial Officer