Form 10KSB40
period 2001-12-31
CARDINAL FINANCIAL CORP
filed 2002-03-29
CIK 1060523

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-24557

                         CARDINAL FINANCIAL CORPORATION
                 (Name of Small Business Issuer in its Charter)

                 Virginia                                     54-1874630
       (State or Other Jurisdiction                        (I.R.S. Employer
     of Incorporation or Organization)                    Identification No.)

       10555 Main Street, Suite 500                             22030
             Fairfax, Virginia                                (Zip Code)
 (Address of Principal Executive Offices)

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                             Yes  X   No ____
                                                             ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

     The issuer's revenues for the fiscal year ended December 31, 2001 were $19,843,277.

     The aggregate market value of the voting shares held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 19, 2002 was $14,516,594.

     The number of shares outstanding of Common Stock, as of March 19, 2002 was 4,294,323.

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
                                           PART I

Item 1.       Description of Business ......................................................

Item 2.       Description of Property ......................................................

Item 3.       Legal Proceedings ............................................................

Item 4.       Submission of Matters to a Vote of Security Holders ..........................

                                           PART II

Item 5.       Market for Common Equity and Related Stockholder Matters .....................

Item 6.       Management's Discussion and Analysis of Financial Condition
              and Results of Operation .....................................................

              Forward-Looking Statements and Risk Factors ..................................

Item 7.       Financial Statements .........................................................

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure .......................................

                                          PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act ............................

Item 10.      Executive Compensation .......................................................

Item 11.      Security Ownership of Certain Beneficial Owners and Management ...............

Item 12.      Certain Relationships and Related Transactions ...............................

Item 13.      Exhibits, List and Reports on Form 8-K .......................................

                                     PART I

Item 1.  Description of Business

Overview
--------

     We own Cardinal Bank, N.A., a nationally chartered full-service community bank. As of December 31, 2001, we also owned Cardinal Bank - Manassas/Prince William, N. A. We received regulatory approval to merge Cardinal Bank - Manassas/Prince William, N.A., into Cardinal Bank, N.A. and this reorganization was completed on or about March 1, 2002. Cardinal Bank has offices in Alexandria, Fairfax City, Reston, Sterling, Manassas, Tysons Corner and McLean. We have an investment advisory subsidiary, Cardinal Wealth Services, Inc., which began operations on February 1, 1999. With the completion of the reorganization, we conduct virtually all of our business through Cardinal Bank, N.A. and Cardinal Wealth Services, Inc.

History
-------

     Cardinal Financial Corporation was formed in late 1997, principally in response to opportunities resulting from the takeovers of several Virginia-based banks by regional bank holding companies and bank consolidations. In our market area, these bank takeovers and consolidations had been accompanied by the dissolution of local boards of directors and relocation or termination of management and customer service professionals.

     Our initial strategy was to operate a multi-bank organization that emphasized decision-making at the local bank level combined with strong, centralized corporate, technological, marketing, financial and managerial support. Our operating model was for each local community bank to operate with local management and boards of directors consisting of individuals with extensive knowledge of the local community and the authority to make credit decisions. We believed that this operating strategy would give us a competitive advantage by coupling the benefits of local banking to attract customers who wished to conduct their business with a locally owned and managed institution with strong ties and an active commitment to the community with the administrative economies of centralized oversight and services (such as technology, finance and accounting, human resources, credit administration, internal audit, compliance, loan review, marketing, retail administration, administrative support, policies and procedures, product development and item processing).

     We implemented our initial strategy by organizing Cardinal Bank N.A., headquartered in Fairfax, Virginia, as a wholly owned subsidiary that commenced operations on June 8, 1998. Subsequently, we organized two additional wholly owned subsidiaries: Cardinal Bank - Manassas/Prince William, N.A., headquartered in Manassas, Virginia, that commenced operations on July 26, 1999; and Cardinal Bank - Dulles, N.A., headquartered in Reston, Virginia, that commenced operations on August 2, 1999. In addition to the banks that we organized ourselves, effective as of September 1, 2000, we acquired The Heritage Bank through a merger with Heritage Bancorp, Inc. The Heritage Bank was renamed to Cardinal Bank - Potomac as a result of the merger.

     The results of our initial strategy were successful from the standpoint of growth in core deposits and loans. By September 30, 2001, loans had grown to $197 million, deposits had reached $213 million, total assets exceeded $250 million, and we had become the fourth largest community bank headquartered in our target market, measured by total deposits. All three larger competitors had been in business for over ten years.

     Despite significant growth, we continued to experience operating losses. The level of non-interest expense created by operating four separate banks, including personnel expenses for four fully-staffed banks, plus occupancy expense for four headquarters facilities, continued to exceed revenue generated by net interest and fee income. In addition, the operation of four separate banks negatively affected operating efficiencies with respect to centralized accounting, deposit operations, credit administration, and information technology.

Recent Developments; Shift in Operating Strategy
------------------------------------------------

     In the summer of 2001, we concluded that the inherent operational inefficiencies of conducting banking activities through four separate subsidiary banks resulted in costs that placed us at a significant competitive disadvantage and impeded our ability to achieve profitability. In recognition of this and in the interest of achieving profitability as quickly as possible, we began the process of reorganizing and restructuring our operations for greater growth and profitability.

     In October 2001, the board of directors named Bernard H. Clineburg as our Vice Chairman, President and Chief Executive Officer. Since Mr. Clineburg's arrival, we have taken steps designed to streamline our operations, reduce costs and achieve profitability. In particular:

..    We have completed the consolidation of our original four banking subsidiaries into a single bank in order to reduce costs and streamline operations and decision-making. The merger of Cardinal Bank - Dulles, N.A. and Cardinal Bank - Potomac into Cardinal Bank, N.A. was completed in November 2001. The merger of Cardinal Bank-Manassas/Prince William, N.A. into Cardinal Bank, N.A., was effective as of March 1, 2002.

..    In the fourth quarter of 2001 we had an $8.3 million impairment of goodwill, substantially eliminating the goodwill attributable to the purchase of Heritage Bancorp, Inc. in September 2000. An evaluation of losses incurred by Cardinal Bank - Potomac (the successor to The Heritage
     Bank) during 2000 and 2001, coupled with expectations of future additional losses, indicated a potential impairment in our investment in Heritage. A valuation of Cardinal Bank - Potomac was performed by an external consultant in response to these impairment indicators. The valuation confirmed a significant impairment in the Company's investment in Heritage and resulted in the write down of goodwill.

..    We further reduced staffing levels during the fourth quarter. Since June
     30, 2001 we have reduced our number of employees from 138 on June 30, 2001 to 105 as of December 31, 2001. Most of the staff reductions were made in the commercial lending area of the banks, which had become overstaffed in light of the shift in strategy from four banks to one. Significant reductions in staff were also made in our centralized administration areas, including accounting, deposit operations and credit administration.

..    We have subleased excess commercial space at our Alexandria and McLean facilities and have placed excess commercial space at our Reston facility on the market.

     These steps have significantly reduced our fixed costs and are intended to accelerate our development of sustained profitability. Although our operations experienced significant changes, we continued to experience annualized asset growth in excess of 30 percent during the fourth quarter of 2001, with total assets reaching $279.6 million as of December 31, 2001. We remain committed to continually increase our share of the local banking market. We have filed with the Securities and Exchange Commission a Form SB-2 Registration Statement under which we intend to offer 2,500,000 shares to existing shareholders of record as of February 1, 2002 and 2,500,000 shares to the public. The proposed offerings are an important element of our revised strategy, but there can be no assurance that we will be able to complete the offerings. If successful, we plan to use the offering proceeds to support continued growth and achieve sustained profitability. In particular:

..    We plan to expand our branch network throughout Northern Virginia, by at least two branches over the next 18 months at an estimated cost of $350,000 per branch, and increase core retail deposits by developing and marketing innovative consumer oriented products and services. Further consolidation of branch locations is expected in our target market as several mergers of large regional and national banks are completed over the coming months. This consolidation is expected to create opportunities to significantly expand our branch network to attractive retail sites and increase our market share of bank deposits within our target market.

..    The capital we expect to raise in the offerings will provide us with larger lending limits and will allow us to further expand our commercial lending activities, using the breadth of experience of our senior lenders.

..    We plan to organize a mortgage-banking subsidiary to enhance our participation in the Northern Virginia residential mortgage lending market and create fee income for us. We estimate that the start-up costs associated with the first 12 twelve months of a mortgage-banking subsidiary would be approximately $1.2 million.

..    We may acquire a minority interest in a regional merchant bank, or a fund established by such a bank.

..    Although we have not at this time identified specific bank acquisition targets, we will explore the possibility of further growth through acquisition.

..    We plan to expand certain existing product lines, including government contract receivables lending, purchase of commercial accounts receivables, origination of consumer credit card receivables, and provision of investment advisory services through Cardinal Wealth Services, Inc. Our goal is to create a diversified, community-focused banking franchise, balanced between retail, commercial and real estate transactions and services.

Customers
---------

     We believe that the recent and ongoing bank consolidation within Northern Virginia provides a significant opportunity to build a successful, locally-oriented franchise. We also believe that many of the larger financial institutions do not emphasize a high level of personalized service to the small and medium-sized commercial, professional or individual retail customers. Our commercial relationship managers focus their marketing efforts on attracting small and medium-sized businesses and professionals, such as physicians, accountants and attorneys. Because we focus on businesses and professionals, the majority of our loan portfolio is in the commercial area with an emphasis placed on originating sound, profitable commercial and industrial loans secured by real estate, accounts receivable, inventory, property, plant and equipment.

     Although we expect to continue serving the business and professional market with experienced commercial relationship managers, we intend to increase our marketing efforts to retail consumers through the expansion of our branch network and development of innovative retail products and services.

Banking Products and Services
-----------------------------

         The principal business of the bank is to accept deposits from the public and to make loans and other investments. The principal sources of funds for the bank's loans and investments are demand, time, savings and other deposits, repayment of loans, and borrowings. The principal source of income for the bank is interest collected on loans and other investments. The principal expenses of the bank are interest paid on savings and other deposits, employee compensation, office expenses, and other overhead expenses. The bank does not currently offer trust or fiduciary services.

         The bank is committed to providing high quality banking products and services to its customers, and has made a significant investment in its advanced automated operating accounting system, which supports virtually every banking function. The system provides the technology that fully automates the branches, processes bank transactions, mortgages, loans and electronic banking, conducts data base and direct response marketing, provides cash management solutions, streamlined reporting and reconciliation support as well as sales support.

         With this investment in technology, the bank offers Internet-based delivery products for both consumers and commercial customers. Customers can open accounts, apply for loans, check balances, check account history, transfer funds, pay bills, download account transactions into Quicken(TM) and Microsoft Money(TM), use interactive calculators and transmit e-mail with the bank over the Internet. The Internet provides an inexpensive way for the bank to expand its geographic borders and branch activities while providing the kind of services one would expect from the larger banks.

         We currently have seven full service banking offices, which are staffed by 29 full-time employees and 9 part-time employees. We offer a broad array of banking products and services to our customers. These products and services are set forth below.

         Loans

         We offer a wide range of short- to long-term commercial and consumer loans, which are described in further detail below. We have established pre-determined percentage levels as targets for the division of our loan portfolio across the various categories of loans. Commercial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 28.7%, 43.4%, 3.2%, 7.2%, 10.6% and 6.9%, respectively of our loan portfolio at December 31, 2001. We believe that this division reflects the current credit demands of our market and provides a sufficient amount of diversification to avoid over-reliance on one category. We may adjust these levels from time to time as the credit demands of the community change and as our business evolves.

         Credit Policies

         Our senior lending officers and chief credit officer are primarily responsible for maintaining a quality loan portfolio and developing a strong credit culture throughout the entire organization. The chief credit officer is responsible for developing and updating our credit policies and procedures. The board of directors of the bank may make exceptions to these credit policies and procedures as appropriate, but any such exception must be documented and made for sound business reasons.

         Credit quality is controlled by the chief credit officer through compliance with our credit policies and procedures. Our risk-decision process is actively managed in a disciplined fashion to maintain an acceptable risk profile characterized by soundness, diversity, quality, prudence, balance and accountability. Our credit approval process consists of specific authorities granted to the lending officers. Loans exceeding a particular lending officer's level of authority are reviewed and considered for approval by an officers' loan committee and then by a committee of the bank's board of directors. In addition, the chief credit officer works closely with each lending officer at the bank level to ensure that the business being solicited is of the quality and structure that fits our desired risk profile.

         Under our credit policies, we generally limit our concentration of credit risk in any loan or group of loans to 30% of the bank's capital. Such concentration limit pertains to any group of borrowers related as to the source of repayment or any one specific industry. Furthermore, the bank has established limits on the total amount of the bank's outstanding loans to one borrower, all of which are set below legal lending limits.

         Commercial Loans

         We make commercial loans to qualified businesses in our market area. Our commercial lending consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. We also offer Small Business Administration guaranteed loans and asset-based lending arrangements to certain of our customers.

         Secured Lending

         Commercial loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and are secured by real estate, the value of which generally is readily ascertainable. In contrast, commercial loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as residential real estate.

         To manage these risks, our policy is to secure commercial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, we actively monitor certain measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

         Commercial Mortgage Loans

         We also originate commercial mortgage loans. These loans are primarily secured by various types of commercial real estate, including office, retail, warehouse, industrial and other non-residential types of properties and are made to the owners and/or occupiers of such property. These loans have maturities generally ranging from one to ten years.

         Commercial mortgage lending entails significant additional risk compared with residential mortgage lending. Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent than is the case with residential mortgage loans, to adverse conditions in the real estate market or in the economy generally. Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements. We also carefully consider the location of the property that will be collateral for the loan.

         Loan-to-value ratios for commercial mortgage loans, generally do not exceed 75%. We permit loan-to-value ratios up to 80% if the property is owner occupied and the borrower has unusually strong general liquidity, net worth and cash flow.

         Residential Mortgage Loans

         Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed and floating or variable rates and a variety of maturities. Maturities for construction loans generally range from six to twelve months for residential property and from twelve to eighteen months for non-residential and multi-family properties.

         Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and are secured by real estate the value of which tends to be easily ascertainable. These loans are made consistent with our appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Residential mortgage loans and home equity lines of credit secured by owner-occupied property generally are made with a loan-to-value ratio of up to 80%. Loan-to-value ratios of up to 90% may be allowed on residential owner-occupied property based on the borrower's unusually strong general liquidity, net worth and cash flow.

         Construction Loans

         Construction lending entails significant additional risks compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, we limit loan-to-value ratios for owner occupied residential or commercial properties to 80%, and for investor-owned residential or commercial properties to 75% of when-completed appraised values. We expect that the loan-to-value ratios described above will be sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss.

         Consumer Loans

         Our consumer loans consist primarily of installment loans to individuals for personal, family and household purposes. The specific types of consumer loans we make include home improvement loans, debt consolidation loans and general consumer lending.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. A loan may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan, such as the bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

         Our policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful analysis of the borrower. In evaluating consumer loans, we require our lending officers to review the borrower's level and stability of income, past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, we require our banking officers to maintain an appropriate margin between the loan amount and collateral value.

         We also issue credit cards to certain of our customers. In determining to whom we will issue credit cards, we evaluate the borrower's level and stability of income, past credit history and other factors. Finally, we make additional loans that are not classified in one of the above categories. In making such loans, we attempt to ensure that the borrower meets our credit quality standards.

         Purchase and Collection of Commercial Accounts Receivable

          We offer a product to our commercial customers involving the purchase, management and collection of accounts receivable. This product is offered to small businesses that do not have capital levels sufficient to qualify for traditional accounts receivable lines of credit or whose borrowing needs exceed the amount that could be borrowed under a traditional line of credit facility. Instead of earning interest on outstanding balances, we earn a discount fee on the amount of receivables purchased. Receivables are closely monitored and payments are directed to a lockbox controlled by us. To manage risk, we perform independent verifications of purchased receivables and maintain payment reserves of at least 10% of the amount advanced. Customers are required to repurchase all receivables that become aged 90 days or more. This repurchase obligation is personally guaranteed by the principal owner(s) of our customers. In addition, we maintain both fraud and accounts receivable insurance coverage on the purchased receivables.

         Loan Participations

         From time to time we purchase and sell loan participations to or from other banks within our market area. In addition, in 1999 and 2001, we purchased two consumer loan portfolios from a bank outside of our market area. All loan participations purchased have been underwritten using the bank's standard and customary underwriting criteria.

         Deposits

         We offer a broad range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The primary sources of deposits are small and medium-sized businesses and individuals within our target market. Senior management has the authority to set rates within specified parameters in order to remain competitive with other financial institutions. We do not currently engage in the purchase of any brokered deposits. All deposits are insured by the Federal Deposit Insurance Corporation up to the maximum amount permitted by law. We implement a service charge fee schedule, which is competitive with other financial institutions in our market, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

         Courier Services

         We offer courier services to our business customers. Courier services permit us to provide the convenience and personalized service that our customers require by scheduling pick-ups of deposits.

         Telephone and Internet Banking

         We believe that there is a strong demand within our market for telephone banking and Internet banking. Both services allow both commercial and retail customers to access detailed account information and execute a wide variety of the banking transactions referred to above. We believe that these services are particularly attractive for our customers, as it enables them to conduct their banking business and monitor their bank accounts from remote locations. Telephone and Internet banking assists us in attracting and retaining customers and encourages our customers to maintain more of their banking relationships with us.

         Automatic Teller Machines

         We have an ATM at each of our branch offices plus one off-site and we make other financial institutions' ATMs available to our customers.

         Other Products and Services

         We offer specialized products and services to our customers, such as travelers checks and safe deposit services. We periodically evaluate other services such as trust services, insurance and other permissible activities. We intend to introduce these services as they become economically viable. We do not currently engage in any interest rate hedging activities and are not involved in any off balance sheet transactions or relationships, except for letters of credit issued on behalf of commercial customers in the ordinary course of business. We have not engaged in any securitizations of loans.

Brokerage and Investment Advisory Services
------------------------------------------

         Through our subsidiary, Cardinal Wealth Services, Inc., we provide financial and estate planning services. Cardinal Wealth Services has formed a strategic alliance with LM Financial Partners, Inc., a wholly owned subsidiary of Legg Mason Inc. Through this alliance, Cardinal Wealth Services financial advisors can offer its customers an extensive range of financial products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income securities and equity research and recommendations. Cardinal Wealth Services is located at 1313 Dolley Madison Boulevard, McLean, Virginia 22101 and has 12 full-time employees, including 7 financial advisors.

Market Area
-----------

         Our target market area includes areas in and around Fairfax County, Virginia, including the independent cities of Fairfax, Alexandria and Manassas, Virginia, as well as the counties of Arlington, Prince William and Loudoun. We have established full-service banking offices in seven locations in the target market.

         Our target market is the Northern Virginia Metropolitan Statistical Area (MSA) and is part of the fourth largest metropolitan statistical area in the nation. The population of the MSA in 2000 was approximately 2.2 million and is expected to grow to over 2.4 million by 2010. Over 40% of the population is 25 years and older and have earned a Bachelor's Degree or higher. This MSA has a low unemployment rate and the per capita personal income in 1999 was in excess of $40,000.

         Fairfax County is the largest county in Virginia, with a population of approximately 970,000 in 2000, and is expected to grow to just under 1.1 million by 2010. With a per capita personal income of nearly $50,000, the county is one of the most affluent in the country. The county is known as a major center for U.S. and international corporate headquarters, technical and professional service firms, and trade and professional organizations. A highly skilled and educated labor force combined with a well-integrated transportation network, including access to three major airports, positions Fairfax County for continued business growth and expansion. Our headquarters is located approximately 20 miles west of Washington, D.C. and 115 miles north of Richmond, Virginia.

         Our target market is one of the strongest banking markets in the nation. As of June 30, 2001, total FDIC insured bank deposits in our target market area, excluding deposits of E*TRADE Bank and Capital One Bank (which, although based in our target market area, draw deposits nationally), was $24 billion, up 16% from the prior year. Of the $24 billion in bank deposits in our target market area, just over 75% were held by banks based outside of our target market area. A major focus of our revised strategy is to gain a larger share of this robust market for insured bank deposits.

Competition
-----------

         We are headquartered in Northern Virginia, where there is a growing but limited community bank presence. It is a community generally serviced by the branches of large regional banks headquartered, for the most part, in cities outside Northern Virginia. Our market area is a highly competitive, highly branched banking market. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Northern Virginia market area and elsewhere.

         Competition in the market area for loans to small businesses and professionals is intense, and pricing is important. Many of our competitors have substantially greater resources and lending limits than we do. In addition many competitors offer services, such as extensive branch networks that we currently do not provide. Moreover, larger institutions operating in the Northern Virginia market have access to borrowed funds at lower costs than are available to us.

         Deposit competition among institutions in the market area also is very strong. As a result, it is possible that we will pay above-market rates to attract deposits. According to a market share data obtained from the FDIC, excluding deposits held by E*TRADE Bank and Capital One Bank, we held 0.83% of total deposits in our target market as of June 30, 2001, compared to 0.68% as of June 30, 2000. Banks headquartered in our target market area controlled just 24.6% of local deposits as of June 30, 2001, up from 24.1% in the prior year. Deposit market share of banks' headquarters outside of our target market area declined from 75.9% as of June 30, 2000 to 75.4% as of June 30, 2001. By providing competitive products and more personalized service, local banks have been able to take market share from their non-local competitors, a trend we see continuing and one we intend to exploit as part of our revised strategy.

Employees
---------

         At December 31, 2001, we had 87 full-time employees and 18 part-time employees. None of our employees are represented by any collective bargaining unit.

Government Supervision and Regulation
-------------------------------------

         General

         As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Other federal and state laws, including various consumer and compliance laws, govern the activities of our bank subsidiary, the investments that it makes and the aggregate amount of loans that it may grant to one borrower. Our national bank subsidiary, Cardinal Bank, N.A., is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. Our bank subsidiary also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation.

         The following description summarizes the significant federal and state laws applicable to us. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

         The Bank Holding Company Act

         Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and required to file periodic reports regarding our operations and any additional information that the Federal Reserve may require. Our activities at the bank holding company level are limited to:

          .    banking, managing or controlling banks;

           . furnishing services to or performing services for our subsidiary and
           . engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

       Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

       With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

           .   acquiring substantially all the assets of any bank;
           .   acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
           .   merging or consolidating with another bank holding company.

       In addition, and subject to some exceptions, the Bank Holding Company
Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

       In November 1999, Congress enacted the Gramm-Leach-Bliley Act, which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become "financial holding companies." As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although we have not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, we will likely do so in the future.

       Payment of Dividends

       We are a legal entity separate and distinct from our banking and other subsidiaries. Virtually all of our revenues will result from dividends paid to us by our bank subsidiary. Our bank subsidiary is subject to laws and regulations that limit the amount of dividends that it can pay. Under OCC regulations, a national bank may not declare a dividend in excess of its undivided profits, which means that our national bank subsidiary must recover any start-up losses before it may pay a dividend to us. Additionally, our national bank subsidiary may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national bank's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. Our national bank subsidiary may not declare or pay any dividend if, after making the dividend, the national bank would be "undercapitalized," as defined in the federal regulations.

         The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice.

         In addition, both we and our bank subsidiary are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Virginia law also imposes some restrictions on our ability to pay dividends.

         Insurance of Accounts, Assessments and Regulation by the FDIC

         The deposits of our bank subsidiary is insured by the FDIC up to the limits set forth under applicable law. The deposits of our bank subsidiary are subject to the deposit insurance assessments of the Bank Insurance Fund, or "BIF", of the FDIC.

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. For example, depository institutions insured by the BIF that are "well capitalized" and that present few or no supervisory concerns are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

         The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. We are not aware of any existing circumstances that could result in termination of any of our bank subsidiary deposit insurance.

         Capital Requirements

         Each of the OCC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of "Tier 1 Capital", which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of "Tier 2 Capital", which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

     . the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;

     .   the Tier 1 Capital ratio; and

     .   the leverage ratio.

     Under these regulations, a bank will be:

     .   "well capitalized" if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

     .   "adequately capitalized" if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater - or 3% in certain circumstances - and is not well capitalized;

     .   "undercapitalized" if it has a Total Capital ratio of less than 8% or greater, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

     .   "significantly undercapitalized" if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

     .   "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

         The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. Our bank subsidiary presently maintains sufficient capital to remain in compliance with these capital requirements.

         Other Safety and Soundness Regulations

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

         Interstate Banking and Branching

         Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

         Monetary Policy

         The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. The Federal Reserve Board's monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of our bank subsidiary.

         Federal Reserve System

         In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2002, the first $5.7 million will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $5.7 million to and including $41.3 million. A 10% reserve ratio will be applied to net transaction accounts in excess of $41.3 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

         Transactions with Affiliates

         Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

     Loans to Insiders

     The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank's loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank's unimpaired capital and unimpaired surplus until the bank's total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

     Community Reinvestment Act

     Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution's efforts to assist in its community's credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution's Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

     The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank's primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" rating in its latest Community Reinvestment Act examination.

     Fair Lending; Consumer Laws

     In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

     Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

     Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

     Gramm-Leach-Bliley Act of 1999

     The Gramm-Leach-Bliley Act of 1999 was signed into law on November 12, 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of its provisions require the federal bank regulatory agencies and other regulatory bodies to adopt implementing regulations, and for that reason an assessment of the full impact of the GLBA on us must await completion of that regulatory process. The following description summarizes some of its significant provisions.

     The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

     The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law. Under the new law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

     The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker," and a set of activities in which a bank may engage without being deemed a "dealer." Additionally, the new law makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

     The GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The new law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the act.

     Future Regulatory Uncertainty

     Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Item 2.    Description of Property

We conduct our business from our main office in Fairfax, Virginia and seven branch banking offices. The following table provides certain information with respect to our properties:

----------------------------------------------------------------------------------------------------------------------

               Location:                        Date Facility Opened:              Ownership and Leasing Arrangements

----------------------------------------------------------------------------------------------------------------------
   Main Office:                           January, 1999                        We occupy approximately 7,800
   Cardinal Financial Corporation                                              square feet under a lease that
   10555 Main Street                                                           expires December 31, 2003.
   Suite 500
   Fairfax, Virginia 22030

-------------------------------------------------------------------------------------------------------------------
   Branch Office #1                       January, 1998                        This branch occupies a three-story
   Cardinal Bank, N.A.                                                         brick structure, which contains
   10641 Lee Highway                                                           approximately 9,000 square feet
   Fairfax, Virginia 22030                                                     under a lease that expires
                                                                               December 31, 2007.

-------------------------------------------------------------------------------------------------------------------
   Branch Office #2                       June, 2000                           This branch occupies approximately
   Cardinal Bank, N.A.                                                         2,600 square feet under a lease
   1737 King Street                                                            that expires December 31, 2013.
   Alexandria, Virginia 22314

-------------------------------------------------------------------------------------------------------------------
   Branch Office #3                       August, 1999                         This branch occupies approximately
   Cardinal Bank, N.A.                                                         6,600 square feet of a three-story
   11150 Sunset Hills Road                                                     structure under a lease that expires
   Reston, Virginia 20190                                                      December 31, 2008. Approximately
                                                                               3,000 square feet of space is currently
                                                                               on the market for sublease.

-------------------------------------------------------------------------------------------------------------------
   Branch Office #4                       September, 2000                      This branch occupies approximately
   Cardinal Bank, N.A.                                                         3,000 square feet under a lease that
   46005 Regal Plaza                                                           expires February 29, 2009.
   Sterling, Virginia 20165

-------------------------------------------------------------------------------------------------------------------
   Branch Office #5                       September, 2000                      This branch occupies approximately
   Cardinal Bank, N.A.                                                         2,200 square feet under a lease
   1313 Dolley Madison Blvd.                                                   that expires July 31, 2008.
   McLean, Virginia 22101
                                                                               Cardinal Wealth Services, Inc.
   Also at the location is:                                                    occupies 2,600 square feet under the
   Cardinal Wealth Services, Inc.                                              same lease as the branch office.

-------------------------------------------------------------------------------------------------------------------
   Branch Office #6                       September, 2000                      This branch occupies approximately
   Cardinal Bank, N.A.                                                         4,100 square feet under a lease
   1650 Tysons Boulevard                                                       that expires March 31, 2006.
   McLean, Virginia 22102

----------------------------------------------------------------------------------------------------------------------
   Branch Office #7                       July, 1999                           This branch occupies a two-story
   Cardinal Bank - Manassas/Prince                                             building containing approximately
   William, N.A.                                                               6,000 square feet and owned by us.
   9626 Center Street
   Manassas, Virginia 20110
----------------------------------------------------------------------------------------------------------------------

Item 3.     Legal Proceedings

     In the ordinary course of our operations, we may become party to legal proceedings. Currently, we are not party to any material proceedings and no such proceedings are, to management's knowledge, threatened against us.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

     Our common shares are traded on the Nasdaq SmallCap Market under the symbol "CFNL." The following table sets forth the high and low bid information for our shares on the NASDAQ SmallCap Market for the periods indicated

                          Periods Ended                     High          Low
                          -------------                     ----          ---

     1999
          First Quarter .............................    $   7.00    $    6.25
          Second Quarter ............................       10.94         6.75
          Third Quarter .............................        7.88         6.25
          Fourth Quarter ............................        7.38         5.50
     2000
          First Quarter .............................        4.75         4.50
          Second Quarter ............................        5.25         5.06
          Third Quarter .............................        5.13         4.13
          Fourth Quarter ............................        3.88         3.25
     2001
          First Quarter .............................        4.88         3.50
          Second Quarter ............................        5.96         4.25
          Third Quarter .............................        6.69         5.18
          Fourth Quarter ............................        6.60         5.90
     2002
          January-March 27 ..........................        6.50         3.60

     Our 4,294,323 common shares outstanding as of December 31, 2001 were held by approximately 1,605 holders of record.

     We have not declared or distributed any cash dividends to the holders of our common shares, and it is not likely that we will declare any cash dividends on our common shares in the foreseeable future. A dividend accrues on the Series A 7.25% Cumulative Convertible Preferred Stock at the rate of $0.3625 per share per annum. This dividend is payable, at the discretion of the board of directors, on a quarterly basis. To date we have paid the dividend to the holders of the Series A 7.25% Cumulative Convertible Preferred Stock. Our board of directors intends to follow a policy of retaining any earnings to provide funds to operate and expand our business for the foreseeable future. Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions.

     Our ability to distribute cash dividends will depend primarily on the abilities of our subsidiaries to pay dividends to us. As a national bank, Cardinal Bank is subject to legal limitations on the amount of dividends it is permitted to pay. Furthermore, neither Cardinal Bank nor we may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business. For additional information on these limitations, see "Government Regulation and Supervision - Payment of Dividends."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following presents management's discussion and analysis of our consolidated financial condition for the years ended December 31, 2001 and 2000 and the results of our operations for the years ended December 31, 2001, 2000 and 1999. The discussion should be read in conjunction with the accompanying consolidated financial statements.

2001 Compared to 2000
---------------------

     Earnings Overview

     In the fourth quarter of 2001 our net loss was $10.6 million, which included an impairment of $8.3 million that effectively eliminated the goodwill associated with our merger with Heritage Bancorp, Inc. An evaluation of current year losses produced by Cardinal Bank-Potomac and expectations of future additional losses indicated a potential impairment in our investment in Heritage. Loan and deposit growth were materially less than what had been anticipated in our original projections. The amount of the impairment was determined through an independent appraisal of the remaining assets and liabilities of Heritage Bancorp, Inc. performed during the fourth quarter of 2001. In addition, management refined its loan loss reserve methodology, which resulted in an additional provision to our loan loss reserve of $774,000. Additional costs relating to our restructuring totaled $829,000 during the last quarter of 2001.

     Our net loss for the year ended December 31, 2001 totaled $13.2 million or ($3.11) per common share, compared with a loss of $4.1 million or ($0.98) per common share for the same period of 2000. The 2001 loss included an impairment of $8.3 million that substantially eliminated the goodwill attributed to the purchase of Heritage Bancorp, Inc. The return on average assets was (5.24%) in 2001 as compared to (2.72%) in 2000. The return on average equity was (39.14%) in 2001 as compared to (12.72%) in 2000. Earnings per common share reflect the payment of preferred dividends of $503,000 and $171,000 for the years ended December 31, 2001 and 2000, respectively. Excluding the preferred dividends and the write down of goodwill, the loss for the year ended December 31, 2001 was $4.5 million as compared to $4.1 million for the same period of 2000.

     Total earning assets increased by 37.6% to $258.0 million at December 31, 2001 as compared to $187.5 million at December 31, 2000. This increase consisted mainly of $46.6 million or 30.2% growth in total loans, net of fees and a $27.2 million increase in investment securities available-for-sale. These increases were primarily funded by total deposit growth of $82.7 million or 50.6% over December 31, 2000 balances.

     Operating results in 2001 reflected significant increases in all income and expense categories due to our growth. We purchased Heritage Bancorp, Inc.
and its sole operating subsidiary, The Heritage Bank on September 1, 2000, which contributed a full year of operating income and expenses in 2001 as compared to four months in 2000.

     Net interest income was $9.1 million in 2001, up $2.7 million from 2000 or 42.2%. This increase was substantially due to increased volume as the net interest margin had decreased. The net interest margin was 4.17% for the year ended December 31, 2001 as compared to 4.82% for the same period of 2000. The drop in interest rates by 475 basis points during 2001 contributed to this decline as our earning assets have repriced sooner than interest-bearing liabilities. Average total loans increased $77.0 million to $181.0 million in 2001 from $104.0 million in 2000, due to strong loan demand. Average total deposits increased $91.5 million to $197.4 million in 2001 from $105.9 million in 2000.

     In 2001, the loan loss provision of $1.2 million was $448,000 greater than the $753,000 recorded in 2000 due partially to the increase in loan balances, both originated and acquired during 2001. Of the $1.2 million increase in loan loss reserves in 2001, $644,000 was due to increases in loan balances, $157,000 was due to an increase in reserves specifically allocated to one non-performing client, and $399,000 was due to refinements in our loan loss methodology.

     Non-interest income was $3.3 million, a 57.1% increase compared to 2000. The largest portion of this increase was investment fee income from our subsidiary, Cardinal Wealth Services, Inc., which increased to $1.9 million in 2001 from $1.5 million in 2000. Service charges on deposit accounts increased $245,000 to $398,000 during 2001 due to increased deposit accounts.

     Non-interest expense was $23.9 million in 2001 compared to $11.7 million in 2000. The 2001 increase included an impairment of $8.3 million that substantially eliminated the goodwill attributed to the purchase of Heritage Bancorp, Inc. Additional expenses of approximately $884,000 in nonrecurring costs associated with a corporate restructuring were included in 2001.

     Net Interest Income/Margin

     The primary source of our revenue, net interest income, is defined as the difference between interest income on earning assets and the cost of funds supporting those assets. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. The net interest margin was 4.17% for the year ended December 31, 2001 as compared to 4.82% for the same period of 2000. The Federal Open Market Committee decreased interest rates by 475 basis points during 2001 contributing to a decline in the net interest margin as earning assets have repriced sooner than interest-bearing liabilities. The rate on interest earning assets decreased to 7.61% in 2001 from 8.39% in 2000 and our cost of funds decreased to 3.13% in 2001 from 3.29% in 2000. Average total loans increased $77.0 million to $181.0 million in 2001 from $104.0 million in 2000, due to strong loan demand primarily in commercial loans and commercial real estate loans. Average balances for nonperforming assets are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2001 and 2000. Additional interest income of approximately $17,000 for 2001 and $34,000 for 2000 would have been realized had all nonperforming assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and not deemed nonaccrual, due to an assessment of collectibility. Nonperforming assets consist of nonaccrual loans. Average total deposits increased $91.5 million to $197.4 million in 2001 from $105.9 million in 2000. Although all deposit accounts grew, the largest increase was in average certificates of deposit.

     Tables 1 and 2 contain more detailed information concerning average balances, yields earned, and rates paid.

                                     Table 1

                 Cardinal Financial Corporation and Subsidiaries
         Average Balance Sheets and Interest Rates on Earning Assets and
                         Interest - Bearing Liabilities
                             (Dollars in thousands)

                                                                        2001                                   2000
                                                                         Interest                                Interest
                                                           Average        Income/                 Average        Income/
                                                           Balance        Expense      Rate       Balance        Expense     Rate
                                                          ------------------------------------  ------------------------------------
Assets
Interest-earning assets:
 Loans:
      Commercial                                          $  52,063      $   4,407     8.46%    $    35,605    $    3,149    8.84%
      Real estate - commercial                               72,500          6,288     8.67%         33,546         2,899    8.64%
      Real estate - construction                              5,634            487     8.64%          2,425           287   11.84%
      Real estate - residential                              17,972          1,501     8.35%         15,568         1,447    9.29%
      Home equity lines                                      18,023          1,146     6.36%          7,307           698    9.55%
      Consumer                                               14,827          1,144     7.72%          9,518           778    8.17%
                                                          ------------------------              -------------------------
            Total loans                                     181,019         14,973     8.27%        103,969         9,258    8.90%
                                                          ------------------------              -------------------------

Investment securities available for sale                      7,022            437     6.22%          6,068           371    6.11%
Other investments                                             1,373             82     5.97%          1,036            70    6.76%
Federal funds sold                                           28,467          1,085     3.81%         21,790         1,452    6.66%
                                                          ------------------------              -------------------------
Total interest-earning assets and interest income           217,881         16,577     7.61%        132,863        11,151    8.39%
                                                                         =========                             ==========

Non-interest earning assets:
Cash and due from banks                                      10,467                                   5,890
Premises and equipment, net                                   5,579                                   4,698
Goodwill and other intangibles                                9,228                                   3,262
Accrued interest and other assets                             1,695                                     564
Allowance for loan losses                                    (2,118)                                 (1,184)
                                                          ---------                             -----------
Total assets                                              $ 242,732                             $   146,093
                                                          =========                             ===========

Liabilities and Shareholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:
     Interest checking                                       17,675            370     2.09%          5,375           130    2.42%
     Money markets                                           25,346            767     3.03%         15,256           624    4.09%
     Statement savings                                        4,371            102     2.33%          2,441            61    2.50%
     Certificates of deposit                                101,932          5,788     5.60%         55,656         3,479    6.25%
                                                          ------------------------              -------------------------
            Total interest - bearing deposits               149,324          7,027     4.71%         78,728         4,294    5.45%
                                                          ------------------------              -------------------------

Other borrowed funds                                         10,002            473     4.73%          6,904           447    6.47%

                                                          ------------------------              -------------------------
Total interest-bearing liabilities and interest expense     159,326          7,500     4.71%         85,632         4,741    5.54%
                                                                         =========                             ==========

Noninterest-bearing liabilities:
Demand deposits                                              48,110                                  27,203
Other liabilities                                             2,790                                   2,043
Preferred shareholders' equity                                7,056                                   2,371
Common shareholders' equity                                  25,450                                  28,844
                                                          ---------                             -----------
Total liabilities and shareholders' equity                $ 242,732                             $   146,093
                                                          =========                             ===========

Net interest income and net interest margin                              $   9,077     4.17%                   $    6,410    4.82%
                                                                         ---------                             ----------

                                                                           1999
                                                                          Interest
                                                          Average         Income/
                                                          Balance         Expense          Rate
                                                          ---------------------------------------
Assets
Interest-earning assets:
 Loans:
      Commercial                                          $ 11,087       $    840          7.58%
      Real estate - commercial                               9,718            790          8.13%
      Real estate - construction                               719             67          9.32%
      Real estate - residential                              8,089            628          7.76%
      Home equity lines                                      2,340            168          7.18%
      Consumer                                               1,724            168          9.74%
                                                          -----------------------
            Total loans                                     33,677          2,661          7.90%
                                                          -----------------------

Investment securities available for sale                     6,960            406          5.83%
Other investments                                              504             29          5.75%
Federal funds sold                                          24,804          1,234          4.98%

                                                          -----------------------
Total interest-earning assets and interest income           65,945          4,330          6.57%
                                                                         ========

Non-interest earning assets:
Cash and due from banks                                      2,712
Premises and equipment, net                                  3,247
Goodwill and other intangibles                                   -
Accrued interest and other assets                              495
Allowance for loan losses                                     (412)
                                                          --------
Total assets                                              $ 71,987
                                                          ========

Liabilities and Shareholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:
     Interest checking                                       2,436             49          2.01%
     Money markets                                           7,168            264          3.68%
     Statement savings                                         239              7          2.93%
     Certificates of deposit                                18,980            887          4.67%
                                                          -----------------------
          Total interest - bearing deposits                 28,823          1,207          4.19%
                                                          -----------------------

Other borrowed funds                                         1,773             98          5.53%

                                                          -----------------------
Total interest-bearing liabilities and interest expense     30,596          1,305          4.27%
                                                                         ========

Noninterest-bearing liabilities:
Demand deposits                                              7,309
Other liabilities                                            1,140
Preferred shareholders' equity                                   -
Common shareholders' equity                                 32,942
                                                          --------
Total liabilities and shareholders' equity                $ 71,987
                                                          ========

Net interest income and net interest margin                              $  3,025          4.59%
                                                                         --------

                                     Table 2

                 Cardinal Financial Corporation and Subsidiaries
                Rate and Volume Analysis (Tax Equivalent Basis)
                             (Dollars in thousands)

                                                           2001 Compared to 2000                  2000 Compared to 1999
                                                     Average      Average     Increase         Average    Average  Increase
                                                     Volume        Rate      (Decrease)        Volume      Rate   (Decrease)
                                                    ------------------------------------      --------------------------------
Interest income:

Loans:
     Commercial                                     $   1,456    $   (198)    $  1,258         $ 1,858    $   451   $  2,309
     Real estate - commercial                           3,366          23        3,389           1,937        172      2,109
     Real estate - construction                           380        (180)         200             159         61        220
     Real estate - residential                            223        (169)          54             581        238        819
     Home equity lines                                  1,024        (576)         448             357        173        530
     Consumer                                             434         (68)         366             760       (150)       610
                                                    ------------------------------------      --------------------------------
            Total loans                                 6,883      (1,168)       5,715           5,650        947      6,597
                                                    ------------------------------------      --------------------------------

Investment securities available for sale                   58           8           66             (52)        17        (35)
Other investments                                          23         (11)          12              31         10         41
Federal funds sold                                        445        (812)        (367)           (150)       368        218
                                                    ------------------------------------      --------------------------------
     Total interest income                              7,409      (1,983)       5,426           5,479      1,342      6,821

Interest expense:

Interest - bearing deposits:
     Interest checking                                    297         (57)         240              59         22         81
     Money markets                                        413        (270)         143             298         62        360
     Statement savings                                     48          (7)          41              64        (10)        54
     Certificates of deposit                            2,893        (584)       2,309           1,714        878      2,592
                                                    ------------------------------------      --------------------------------
            Total interest - bearing deposits           3,651        (918)       2,733           2,135        952      3,087
                                                    ------------------------------------      --------------------------------

Other borrowed funds                                      201        (175)          26             284         65        349

     Total interest expense                             3,852      (1,093)       2,759           2,419      1,017      3,436

                                                    ------------------------------------      --------------------------------
Net interest income                                 $   3,557    $   (890)    $  2,667          $3,060    $   325    $ 3,385
                                                    ------------------------------------      --------------------------------

     Provision and Allowance for Loan Losses

     Our policy is to maintain the allowance for loan losses at a level that represents our best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, trends within our peer group, actual and expected credit losses, historical trends and specific conditions of the individual borrower. The loan loss provision was $1.2 million in 2001 as compared to $753,000 in 2000 due partially to the increase in loan balances, both originated and acquired during 2001. In addition to the increased loan balances, we refined our loan loss reserve methodology during the fourth quarter of 2001, which, together with the growth in loan balances experienced during the fourth quarter, resulted in an additional provision of $774,000. A specific reserve of $157,000 was recorded within the allowance for loan losses to reflect the non-performing status of one credit in our loan portfolio.

     The allowance for loan losses increased to $3.1 million in 2001 from $1.9 million in 2000. The ratio of the allowance for loan losses to gross loans at December 31, 2001 was 1.55% compared to 1.23% at December 31, 2000. Of the $1.2 million increase in loan loss reserves in 2001, $644,000 was due to increases in loan balances, $157,000 was due to an increase in reserves specifically allocated to one non-performing credit, and $399,000 was due to refinements in our loan loss reserve methodology.

     From our inception through December 31, 2001, we had not experienced any loan losses due primarily to the lack of maturity of our loan portfolio. Under normal circumstances, we would base the level of our loan loss reserves on actual loss experience. In the absence of a history of actual loss experience, we had used peer group loss factors, adjusted by certain qualitative factors, including levels of and trends in delinquencies and nonaccrual loans, national and local economic trends and conditions, and concentrations of loans exhibiting similar risk profiles.

     During the fourth quarter of 2001, we refined our loan loss analysis in three ways:

     . We updated our comparative peer group to commercial banks located in Virginia, the District of Columbia and Maryland with total assets of $250 million to $500 million to better reflect the anticipated consolidation of all banking subsidiaries into one. Prior to the fourth quarter of 2001, peer group averages had been based on the Uniform Bank Performance Report for all commercial banks with assets of less than $100 million and was consistent with our prior structure of four separately chartered banks.
     . We adjusted peer group loss averages by a "duration" factor beginning in the fourth quarter of 2001 which had previously not been included in our analysis.
     . We elevated the importance of qualitative factors in our analysis, due primarily to declining economic conditions and an increase in our concentration in commercial real estate loans from 36% of the total loan portfolio as of December 31, 2000 to 43% as of December 31, 2001. Under the revised analysis, qualitative adjustments to loss factors ranged from 40 basis points on residential mortgages to 95 basis points on commercial real estate loans. Under the methodology used prior to the fourth quarter of 2001, qualitative adjustments had resulted in adjusting factors ranging from zero to fifty basis points.

     As part of our loan loss reserve analysis methodology, we categorize our loans into one of five pools of loans:

     .    Commercial and industrial,
     .    Commercial real estate,
     .    Home equity lines of credit,
     .    Residential mortgages, and
     .    Consumer loans.

Peer group annual loss factors are applied to all pools and are adjusted by the projected duration of the loan pool and by the qualitative factors mentioned above. The indicated loss factors resulting from this analysis are applied to each of the loan pools to determine a reserve level for each of the five pools of loans.

     In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral values. In the absence of historical data on which to base loss factors for classified loans, we apply a 5% loss factor to all special mention loans and a 15% loss factor to all substandard loans (in accordance with regulatory guidelines).

     Tables 3 and 4 contain additional information pertaining to the calculation and allocation of the allowance for loan losses.

                                    Table 3
                Cardinal Financial Corporation and Subsidiaries
                           Allowance for Loan Losses
                     As of December 31, 2001, 2000 and 1999
                             (Dollars in thousands)

                                               2001              2000              1999
                                         ----------------- ---------------- ------------------
Beginning balance, January 1               $   1,900         $   726          $    212

Provision for loan losses                      1,201             753               514

Assumed allowance for loan losses
from acquisition of Heritage                       -             421                 -

Loans charged off:
        Commercial                                 -               -                 -
        Real estate - commercial                   -               -                 -
        Real estate - construction                 -               -                 -
        Real estate - residential                  -               -                 -
        Home equity lines                          -               -                 -
        Consumer                                   -               -                 -
----------------------------------------------------------------------------------------------
        Total loans charged off                    -               -                 -

Recoveries:
        Commercial                                 3               -                 -
        Real estate - commercial                   -               -                 -
        Real estate - construction                 -               -                 -
        Real estate - residential                  -               -                 -
        Home equity lines                          -               -                 -
        Consumer                                   -               -                 -
----------------------------------------------------------------------------------------------
        Total recoveries                           3               -                 -


Net recoveries                                     3               -                 -

Balance, December 31,                      $   3,104         $ 1,900          $    726
==============================================================================================


                                           December 31,      December 31,      December 31,
    Loans:                                     2001              2000              1999
                                         ----------------- ---------------- -------------------
        Balance at year end               $ 200,887        $   154,078      $      68,147
        Allowance for loan losses to
        year end loans                         1.55%              1.23%              1.07%

     Table 4 shows the allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

                                     Table 4
                 Cardinal Financial Corporation and Subsidiaries
                   Allocation of the Allowance for Loan Losses
                     As of December 31, 2001, 2000, and 1999
                             (Dollars in thousands)

                                            December 31,       December 31,        December 31,
                                                2001               2000                1999
                                          ----------------- ------------------ ----------------
      Commercial                          $1,149    28.71%   $  612    32.21%     241    33.20%
      Real estate - commercial             1,270    43.37%      678    35.68%     211    29.06%
      Real estate - construction              34     3.18%       50     2.63%       9     1.24%
      Real estate - residential               98     7.20%      181     9.53%     126    17.36%
      Home equity lines                      176    10.60%      126     6.63%      40     5.51%
      Consumer                               377     6.94%      253    13.32%      99    13.63%
                                          ----------------- ------------------ ----------------

      Total allowance for loan losses     $3,104   100.00%   $1,900   100.00%     726   100.00%
                                          ================= ================== ================

     Lending

     We have comprehensive policies and procedures that cover both commercial and consumer loan origination and management of credit risk. Loans are underwritten in a manner that focuses on the borrower's ability to repay. Our goal is not to avoid risk, but to manage it and to include credit risk as part of the pricing decision for each product.

     Total loans, net of fees and premiums and discounts, increased $51.4 million to $205.6 million at December 31, 2001. The strongest growth was in commercial loans and commercial real estate loans reflecting our strength as a local small business community bank.

     Our loan portfolio has a heavy commercial orientation as evidenced by the information provided in Table 5. We began in late 1999 to better diversify the loan portfolio by purchasing consumer loans. We continued to diversify our portfolio in 2000 and 2001 by purchasing consumer installment loans.

                                     Table 5
                 Cardinal Financial Corporation and Subsidiaries
                                Loans Receivable
                     As of December 31, 2001, 2000 and 1999
                             (Dollars in thousands)

                                                December 31,          December 31,         December 31,
                                                   2001                  2000                 1999
                                        ---------------------- -------------------- ---------------------
        Commercial                        $  57,665    28.71%   $  49,646    32.22%  $ 22,558    33.10%
        Real estate - commercial             87,116    43.37%      57,083    37.05%    19,780    29.03%
        Real estate - construction            6,397     3.18%       4,088     2.65%       870     1.28%
        Real estate - residential            14,469     7.20%      17,729    11.51%    11,851    17.39%
        Home equity lines                    21,299    10.60%      14,867     9.65%     3,777     5.54%
        Consumer                             13,941     6.94%      10,665     6.92%     9,311    13.66%
                                        --------------------- --------------------- -------------------

        Gross loans                       $ 200,887   100.00%   $ 154,078   100.00%  $ 68,147   100.00%

        Add: unearned income, net                24                   193                  20
        Less: allowance for loan losses      (3,104)               (1,900)               (726)
                                        -------------         -------------         -----------

        Total loans, net                  $ 197,807             $ 152,371            $ 67,441
                                        =============         =============         ===========

     Loans receivable accounted for on a non-accrual basis at December 31, 2001 and 2000 were $361,000 and $585,000, respectively. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments as of December 31, 2001 and 2000, were $566,000 and $2,000, respectively. There are no loans as of December 31, 2001 and 2000 included above which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards ("SFAS") No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Specific reserves of $157,000 were made in 2001 for one of the non-accrual loans. Interest income on non-accrual loans, if recognized, is recorded using the cash basis method of accounting. When a loan is placed on non-accrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years. When, in our opinion the borrower has demonstrated the ability to pay and remain current, the loan is returned to an accruing status. When this occurs, any unpaid interest is recorded as interest income only after all past due principal has been collected. At December 31, 2001 the ratio of non-performing loans to total loans was 0.18% as compared to 0.38% at December 31, 2000.

     Non-Interest Income

     Non-interest income continues to be an important factor in our operating results. Non-interest income was $3.3 million for the year ended December 31, 2001, an increase of $1.2 million over the same period of 2000. The largest portion of this increase was investment fee income from our subsidiary Cardinal Wealth Services, Inc., which increased to $1.9 million in 2001 from $1.5 million in 2000. Due to increased deposit accounts, service charges on deposit accounts increased $245,000 to $398,000 during 2001 as compared to $154,000 in 2000. Loan service charges increased to $433,000 or 87.9% from $230,000 in 2000 due to the increase in the loan portfolio. During 2001, we consolidated operations, sublet the excess space and received rental income of $110,000 for that space. Table 6 provides additional detail on non-interest income for the years ended December 31, 2001, 2000 and 1999.

                                     Table 6
                 Cardinal Financial Corporation and Subsidiaries
                               Non-interest Income
                  Years Ended December 31, 2001, 2000 and 1999

                                                     2001          2000            1999
                                              --------------- -------------- ---------------
     Service charges on deposit accounts       $    398,326    $   153,769    $    41,612
     Loan service charges                           432,508        230,228        226,211
     Investment fee income                        1,941,200      1,515,530      1,017,924
     Gain from sale of assets                        67,045          2,687          4,207
     ATM transaction fees                            92,392         26,108          4,950
     Credit card fees                                38,900         29,124         13,325
     Check order fees                                61,758         34,039         10,999
     Other income                                   234,530        106,456          1,257
                                              --------------- -------------- ---------------
                                               $  3,266,659    $ 2,097,941    $ 1,320,485
                                              =============== ============== ===============

     Non-Interest Expense

     Non-interest expense was $23.9 million and $11.7 million for the years ended December 31, 2001 and 2000, respectively. The 2001 increase included a one-time charge of $8.3 million that substantially eliminated the goodwill attributed to the purchase of Heritage Bancorp, Inc. An evaluation of current year losses produced by Cardinal Bank - Potomac and expectations of future additional losses indicated a potential impairment in our investment in Heritage. Loan and deposit growth were materially less than what had been anticipated in our original projections. Projections were based on historical growth under prior management and the experience of the Heritage lending group. At September 30, 2001, total loans and deposits were $29.0 million and $22.0 million less than what we had projected. This differential between actual and projected growth was partially due to the loss of customer generating employees and the subsequent loss of their respective portfolios. In the fourth quarter of 2001, a valuation of Cardinal Bank - Potomac was performed by an external consultant in response to these impairment indicators. The valuation was performed in compliance with SFAS 121 and indicated a significant impairment which resulted in the write down of goodwill of $8.3 million. Also, during 2001, we made the decision to restructure from four banks to one to simplify our structure and reduce costs. Consequently, included in non-interest expense is approximately $884,000 in non-recurring costs associated with the restructuring. This restructuring is expected to be completed in the first quarter of 2002. In addition, operating results in 2001 and 2000 reflected significant increases in all income and expense categories due to our growth. Table 7 reflects the components of non-interest expense for the years ended December 31, 2001, 2000 and 1999.

                                     Table 7
                 Cardinal Financial Corporation and Subsidiaries
                              Non-interest Expense
                  Years Ended December 31, 2001, 2000 and 1999

                                                 2001              2000            1999
                                         ------------------ ----------------- ---------------
Salary and benefits                        $   7,730,504      $  6,317,278    $  4,277,231
Occupancy                                      1,373,265         1,075,075         811,578
Professional fees                                705,313           507,769         494,472
Depreciation                                     804,065           600,397         356,435
Amortization/ write down of intangibles        8,907,010           235,297              --
Data processing                                  957,079           560,825         353,498
Stationery and supplies                          305,878           344,623         322,586
Brokerage clearing                               370,397           344,978         197,822
Advertising and marketing                        367,569           241,225         175,100
Telecommunications                               325,183           253,826         163,481
Other taxes                                      269,047           220,902          94,670
Travel and entertainment                         163,967           139,212          79,128
Bank operations                                  875,390           165,058         125,541
Premises and equipment                           246,851           142,137         103,739
Miscellaneous                                    464,640           577,513         314,788
                                         ------------------ ----------------- ---------------
                                           $  23,866,158      $ 11,726,115    $  7,870,069
                                         ------------------ ----------------- ---------------

     Income Taxes

     We have not recorded income tax expense or benefit due to the recognition of net losses in 2001 and all prior years of operations. The ability to utilize net operating loss carryforwards will be dependent on our ability to generate future taxable earnings. Footnote 8 of the Consolidated Financial Statements provides additional information with respect to the deferred tax accounts and the net operating loss carryforward.

     Securities Available-for-Sale

     Our investment securities portfolio is used as a source of income and liquidity. Investment securities increased to $34.1 million at December 31, 2001 as compared to $6.9 million at December 31, 2000. Our growth and simplification of our structure have made more funds available for investments. The portfolio yield decreased from 6.60% as of December 31, 2000 to 5.36% as of December 31, 2001 due to higher yielding investments maturing or being called. Table 8 reflects the composition of the investment portfolio as of December 31, 2001, 2000 and 1999.

                                     Table 8

                 Cardinal Financial Corporation and Subsidiaries
                    Investment Securities Available-for-Sale
                     As of December 31, 2001, 2000 and 1999
                             (Dollars in thousands)

                                                                                          Amortized     Fair     Unrealized  Average
As of December 31, 2001                                                       Par Value      Cost       Value    Gain/(Loss)  Yield
                                                                              -----------------------------------------------------
U.S. government agencies and enterprises
   One to five years                                                           $ 3,000     $ 2,985     $ 2,950     $   (35)    4.15%
   Five to ten years                                                             1,500       1,516       1,508          (8)    4.67%
------------------------------------------------------------------------------------------------------------------------------------
                               Total U.S. government agencies                  $ 4,500     $ 4,501     $ 4,458     $   (43)    4.32%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
   Within one year                                                             $   182     $   182     $   183     $     1     2.55%
   One to five years                                                            11,210      11,456      11,383         (73)    5.22%
   Five to ten years                                                             5,804       5,927       5,865         (62)    5.79%
   After ten years                                                               4,849       4,965       4,926         (39)    5.96%
------------------------------------------------------------------------------------------------------------------------------------
                               Total mortgage-backed securities                $22,045     $22,530     $22,357     $  (173)    5.51%
------------------------------------------------------------------------------------------------------------------------------------

Corporate bonds
   One to five years                                                           $ 6,000     $ 6,154     $ 6,114     $   (40)    5.42%
   Five to ten years                                                             1,000         986         969         (17)    6.98%
------------------------------------------------------------------------------------------------------------------------------------
                               Total corporate bonds                           $ 7,000     $ 7,140     $ 7,083     $   (57)    5.64%
------------------------------------------------------------------------------------------------------------------------------------

Treasury bonds
   Within one year                                                             $   250     $   250     $   249     $    (1)    1.87%
-----------------------------------------------------------------------------------------------------------------------------------
                               Total treasury bonds                            $   250     $   250     $   249     $    (1)    1.87%
------------------------------------------------------------------------------------------------------------------------------------

                               Total investment securities available-for-sale  $33,795     $34,421     $34,147     $  (274)    5.36%
                                                                               =====================================================


                                                                                      Amortized        Fair     Unrealized   Average
As of  December 31, 2000                                                  Par Value      Cost          Value    Gain/(Loss)   Yield
                                                                         -----------------------------------------------------------
U.S.government agencies and enterprises
    Within one year                                                      $     500     $     500    $     497    $     (3)    5.25%
    One to five years                                                        4,000         3,949        3,999          50     6.85%
    After ten years                                                          1,377         1,403        1,374         (29)    6.64%
------------------------------------------------------------------------------------------------------------------------------------
                      Total U.S. government agencies                     $   5,877     $   5,852    $   5,870    $     18     6.66%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
    Within one year                                                      $      30     $      30    $      30    $      -     5.50%
    One to five years                                                          740           742          734          (8)    6.44%
    Five to ten years                                                          306           307          301          (6)    5.92%
 -----------------------------------------------------------------------------------------------------------------------------------
                      Total mortgage-backed securities                   $   1,076     $   1,079    $   1,065    $    (14)    6.27%
------------------------------------------------------------------------------------------------------------------------------------

                      Total investment securities available-for-sale     $   6,953     $   6,931    $   6,935    $      4     6.60%
                                                                         ===========================================================


                                                                                      Amortized        Fair     Unrealized   Average
As of  December 31, 1999                                                  Par Value      Cost          Value    Gain/(Loss)   Yield
                                                                         -----------------------------------------------------------
U.S.government agencies and enterprises
    One to five years                                                    $   3,000     $   3,000    $   2,927    $    (73)    5.90%
    After ten years                                                            500           499          445         (54)    6.26%
------------------------------------------------------------------------------------------------------------------------------------
                     Total U.S. government agencies                      $   3,500     $   3,499    $   3,372    $   (127)    5.95%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
    Within one year                                                      $      89     $      89    $      89    $      -     6.20%
    Five to ten years                                                          216           217          215          (2)    5.40%
    After ten years                                                          1,170         1,173        1,131         (42)    5.86%
------------------------------------------------------------------------------------------------------------------------------------
                     Total mortgage-backed securities                    $   1,475     $   1,479    $   1,435    $    (44)    5.87%
------------------------------------------------------------------------------------------------------------------------------------

                     Total investment securities available-for-sale      $   4,975     $   4,978    $   4,807    $   (171)    5.93%
                                                                         =============================================-=============

         Interest Rate Sensitivity

         The most important element of asset/liability management is the monitoring of our sensitivity to interest rate movements. Fluctuations in interest rates may result in changes in the fair market value of our financial instruments, cash flows and net interest income. Our goal is to maximize net interest income with acceptable levels of risk to changes in interest rates. We seek to meet this goal by influencing the maturity and re-pricing characteristics of the various loan and deposit lines of business and by managing discretionary balance sheet asset and liability portfolios.

         We utilize a simulation modeling process to measure interest rate risk and the impact that rate fluctuations will have on net interest income. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the re-pricing and maturity characteristics of the existing and projected balance sheets. One of the ways we manage our interest rate risk is through an analysis of the relationship between interest-earning assets and interest-bearing liabilities to measure the impact that future changes in interest rates will have on net interest income. The difference between rate sensitive assets and rate sensitive liabilities for a specific period of time is known as the "GAP." The data in Table 9 reflects re-pricing or expected maturities of various assets and liabilities at December 31, 2001. Interest sensitivity GAP analysis presents a position that existed at one particular point in time and assumes that assets and liabilities with similar characteristics will re-price at the same time and to the same degree. As shown in the table, we were liability sensitive (excess of liabilities over assets) in the three-month to one-year horizon. We regularly review the overall interest rate risk position and develop and implement appropriate strategies to manage the risk.

                                     Table 9

                 Cardinal Financial Corporation and Subsidiaries
                     Interest Rate Sensitivity Gap Analysis

                             As of December 31, 2001
                             (Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                   Immediate    2-90      91-180     181-365        1-3        Over 3
------------------------------------------------------------------------------------------------------------------------------------
                                                   Repricing    Days       Days        Days        Years       Years        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                         Assets
------------------------------------------------------------------------------------------------------------------------------------
Investment securities - available for sale         $       -  $    249  $      -  $      183    $   7,143   $  26,572    $  34,147
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold                                    23,013         -         -           -            -           -       23,013
------------------------------------------------------------------------------------------------------------------------------------
Loans
------------------------------------------------------------------------------------------------------------------------------------
Commercial & industrial                               32,560     6,395     3,813       6,832       44,929      50,252      144,781
------------------------------------------------------------------------------------------------------------------------------------
Real estate - residential                                207       170       103         468        5,992       7,529       14,469
------------------------------------------------------------------------------------------------------------------------------------
Home equity lines                                      4,951    16,348         -           -            -           -       21,299
------------------------------------------------------------------------------------------------------------------------------------
Real estate - construction                             4,936        17         4          15        1,425           -        6,397
------------------------------------------------------------------------------------------------------------------------------------
Consumer                                               3,452     1,552       989       2,500        3,431       2,017       13,941
------------------------------------------------------------------------------------------------------------------------------------
Total gross loans                                     46,106    24,482     4,909       9,815       55,777      59,798      200,887
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                                  69,119    24,731     4,909       9,998       62,920      86,370      258,047
------------------------------------------------------------------------------------------------------------------------------------
Cumulative rate sensitive assets                   $  69,119  $ 93,850  $ 98,759  $  108,757    $ 171,677   $ 258,047
------------------------------------------------------------------------------------------------------------------------------------
                       Liabilities
------------------------------------------------------------------------------------------------------------------------------------
Deposits
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                         $       -  $      -  $      -  $        -    $       -   $  61,739    $  61,739
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing transaction accounts                 73,989         -         -           -            -           -       73,989
------------------------------------------------------------------------------------------------------------------------------------
Certificates of deposit - fixed                          136    13,873    10,160      16,999       14,354       4,090       59,612
------------------------------------------------------------------------------------------------------------------------------------
Certificates of deposit - no penalty                       -     4,297     4,323      16,114       25,950           -       50,684
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                        74,125    18,170    14,483      33,113       40,304      65,829      246,024
------------------------------------------------------------------------------------------------------------------------------------
Other borrowed funds                                      24         -     2,800       7,000            -           -        9,824
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                    74,149    18,170    17,283      40,113       40,304      65,829      255,848
------------------------------------------------------------------------------------------------------------------------------------
Cumulative rate sensitive liabilities              $  74,149  $ 92,319  $109,602  $  149,715    $ 190,019   $ 255,848
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Gap                                                $  (5,030) $  6,561  $(12,374) $  (30,115)   $  22,616   $  20,541
------------------------------------------------------------------------------------------------------------------------------------
Cumulative gap                                        (5,030)    1,531   (10,843)    (40,958)     (18,342)      2,199
------------------------------------------------------------------------------------------------------------------------------------
Gap/ total assets                                      -1.80%     2.35%    -4.43%     -10.77%        8.09%       7.35%
------------------------------------------------------------------------------------------------------------------------------------
Cumulative gap/ total assets                           -1.80%     0.55%    -3.88%     -14.65%       -6.56%       0.79%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive assets/ rate sensitive liabilities       0.93x     1.36x     0.28x       0.25x        1.56x       1.31x
------------------------------------------------------------------------------------------------------------------------------------
Cumulative rate sensitive assets/ Cumulative rate
sensitive liabilities                                   0.93x     1.02x     0.90x       0.73x        0.90x       1.01x
------------------------------------------------------------------------------------------------------------------------------------

         Quarterly Data

         We recorded a loss of $10.6 million or $2.48 per common share for the fourth quarter of 2001 as compared to a $0.20 loss per common share for the prior quarter. The loss for the fourth quarter included an impairment charge of $8.3 million that effectively eliminated the goodwill associated with our merger with Heritage Bancorp, Inc., non-recurring restructuring charges of approximately $829,000 and an additional provision for loan loss reserve of $774,000. The loss per common share without these expenses would have been approximately $0.16. Table 10 reflects quarterly data for the years ended December 31, 2001 and 2000.

                                    Table 10

                 Cardinal Financial Corporation and Subsidiaries
                           Quarterly Data (Unaudited)
                     Years ended December 31, 2001 and 2000

                                                                               2001
                                                      Fourth           Third          Second           First
                                                      Quarter         Quarter         Quarter         Quarter
                                                   -------------------------------------------------------------
Interest income                                    $  4,225,268    $  4,213,153    $  4,167,302    $  3,970,895
Interest expense                                      1,796,307       1,824,397       1,973,376       1,905,949
                                                   -------------------------------------------------------------

Net interest income                                   2,428,961       2,388,756       2,193,926       2,064,946
Provision for loan losses                              (826,000)       (190,000)       (128,889)        (56,517)
                                                   -------------------------------------------------------------

Net interest income after provision
  for loan losses                                     1,602,961       2,198,756       2,065,037       2,008,429
Non-interest income                                     790,431         853,825         970,494         651,909
Non-interest expense                                 12,843,467       3,758,906       3,700,488       3,563,297
                                                   -------------------------------------------------------------

Net loss before income taxes                        (10,450,075)       (706,325)       (664,957)       (902,959)
Provision for income taxes                                    0               0               0               0
                                                   -------------------------------------------------------------
Net loss                                           $(10,450,075)   $   (706,325)   $   (664,957)   $   (902,959)
                                                   =============================================================
Dividends to preferred shareholders                     119,474         127,913         127,913         127,912
                                                   -------------------------------------------------------------
Net loss to common shareholders                    $(10,569,549)   $   (834,238)   $   (792,870)   $ (1,030,871)
                                                   =============================================================
Basic and diluted loss per common share            $      (2.48)          (0.20)          (0.19)          (0.24)
                                                   =============================================================

                                                                               2000
                                                      Fourth           Third          Second           First
                                                      Quarter         Quarter         Quarter         Quarter
                                                   -------------------------------------------------------------
Interest income                                    $  3,997,404    $  2,912,860    $  2,266,548    $  1,973,996
Interest expense                                      1,802,981       1,267,860         918,791         750,729
                                                   -------------------------------------------------------------


Net interest income                                   2,194,423       1,644,474       1,347,757       1,223,267
Provision for loan losses                              (221,804)       (180,069)       (207,792)       (143,090)
                                                   -------------------------------------------------------------

Net interest income after provision
  for loan losses                                     1,972,619       1,464,405       1,139,965       1,080,177
Non-interest income                                     534,640         565,346         644,450         353,505
Non-interest expense                                  3,670,464       3,017,154       2,662,154       2,376,343
                                                   -------------------------------------------------------------

Net loss before income taxes                         (1,163,205)       (987,403)       (877,739)       (942,661)
Provision for income taxes                                    0               0               0               0
                                                   -------------------------------------------------------------
Net loss                                           $ (1,163,205)   $   (987,403)   $   (877,739)   $   (942,661)
                                                   =============================================================
Dividends to preferred shareholders                     127,919          42,636               0               0
                                                   -------------------------------------------------------------
Net loss to common shareholders                    $ (1,291,124)   $ (1,030,039)   $   (877,739)   $   (942,661)
                                                   =============================================================
Basic and diluted loss per common share                   (0.30)          (0.24)          (0.21)          (0.23)
                                                   =============================================================

2000 Compared to 1999
---------------------

         Earnings Overview

         Our net loss for 2000 totaled $3,971,000 or ($0.98) per common share, compared with a net loss of $4,039,000 or ($0.95) per share in 1999. The return on average assets was (2.72%) in 2000 as compared to (5.61%) in 1999. The return on average equity was (12.72%) in 2000 as compared to (12.26%) in 1999.

         Operating results in 2000 reflected significant increases in all income and expense categories as three of our five operating subsidiaries, Cardinal Bank -Manassas/Prince William, N.A., Cardinal Bank -Dulles, N.A., and Cardinal Wealth Services, Inc., each recorded their first full year of operations. The acquisition of Heritage Bancorp, Inc. and its sole operating subsidiary, The Heritage Bank (known as Cardinal Bank -Potomac) on September 1, 2000 also contributed to the aforementioned increases. Net interest income was $6.4 million in 2000, up $3.4 million from 1999 or 112%.

         The net interest margin was 23 basis points higher than last year as the rate on interest earning assets increased to 8.39% in 2000 from 6.57% in 1999 and our cost of funds increased to 3.29% in 2000 from 1.82% in 1999. In particular, rates on commercial loans increased 126 basis points to 8.84% in 2000 from 7.58% in 1999. A major reason for this increase is the business manager receivable loans that generally carry a higher interest rate than other types of credit. Business manager loan average balances were $3.0 million for 2000 compared to $0.6 million for 1999. Average total loans increased $70.3 million to $104.0 million in 2000 from $33.7 million in 1999, due to strong commercial loan demand. Average total deposits increased $49.9 million to $78.7 million in 2000 from $28.8 million in 1999.

         The 2000 loan loss provision of $753,000 was 47% higher than the $514,000 recorded in 1999 primarily due to the increase in loan balances, both originated and acquired during 2000.

         Non-interest income was $2.1 million, a 59% increase compared to 1999. The primary reason for this increase was investment fee income, which increased to $1.5 million in 2000 from $1.0 million in 1999. Non-interest expense was $11.7 million in 2000 compared to $7.9 million in 1999. Total personnel expense, the single largest component of non-interest expenses, was up $2.0 million or 48%, primarily as a result of a full year of expense for three subsidiaries, Cardinal Wealth Services, Inc., Cardinal Bank -Manassas/Prince William, N.A., Cardinal Bank -Dulles, N.A., all of which opened in 1999.

         Net Interest Income/Margin

         Net interest income for 2000 was $6.4 million, 112% higher than the prior year. The net interest margin was 4.82% in 2000 compared to 4.59% in 1999. The average rate on earning assets increased 182 basis points to 8.39% primarily due to prime rate increases in the first half of 2000 as well as increased average balances in our business manager receivable product which carries a significantly higher yield than other loan products. The average rate on interest bearing liabilities increased 127 basis points again as a result of rate increases primarily on time deposits. Tables 1 and 2 above contain more detailed information concerning average balances, yields earned, and rates paid.

         Provision and Allowance for Loan Losses

         Our policy is to maintain the allowance for loan losses at a level which represents management's best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrower. The loan loss provision for 2000 was $753,000 compared to $514,000 in 1999. The increase is due primarily to higher loan balances as the result of loan production. In addition, a specific reserve of $104,000 was recorded to reflect the non-performing status of one credit in our loan portfolio.

         The allowance for loan losses increased to $1.9 million in 2000 from $726,000 in 1999. The ratio of the allowance for loan losses to gross loans at December 31, 2000 was 1.23% compared to 1.07% at December 31, 1999. Tables 3 and 4 above contain additional information pertaining to the calculation and allocation of the allowance for loan losses.

         Lending

         Total loans, net of fees and premiums and discounts, increased $86.1 million to $154.3 million at December 31, 2000. Included in the increase were $37.9 million of loans acquired in the merger with Heritage. The strongest growth was in commercial loans and commercial real estate loans reflecting Cardinal's strength as a local small business community bank.

         The loan portfolio has a heavy commercial orientation as evidenced by the information provided in Table 5 above. We began in late 1999 to better diversify the loan portfolio by purchasing consumer loans.

         Non-performing assets were $585,000 at December 31, 2000 compared to none at December 31, 1999. At December 31, 2000 the ratio of non-performing loans to total loans was 0.38% compared to 0.00% at December 31, 1999.

         Non-Interest Income

         Non-interest income was $2.1 million in 2000, an increase of $778,000 or 58.9%. Investment fee income, our largest source of non-interest income, increased $498,000 or 48.9% compared to 1999, and service charges on deposit accounts increased to $154,000 in 2000 from $42,000 in 1999. The increases can be attributed to additional growth as well as the first full year of operations for three of our operating subsidiaries. Table 6 above provides additional detail on non-interest income for 2000 and 1999.

         Non-Interest Expense

         Non-interest expense was $11.7 million in 2000 compared to $7.9 million in 1999. The increase can be attributed to the full year of operations of Cardinal Bank -Manassas/Prince William, N.A., Cardinal Bank -Dulles, N.A., and Cardinal Wealth Services, Inc., which were opened in July, August and February of 1999, and the merger with Heritage Bancorp, Inc. effective September 1, 2000. Total personnel expense increased to $6.3 million in 2000 from $4.3 million in 1999. This increase as well as increases in most expense categories are due to the aforementioned full year of operations of three of our operating subsidiaries. Table 7 above reflects the components of non-interest expense.

         Income Taxes

         We have not recorded income tax expense or benefit due to the recognition of net losses in 2000 and all prior years of operations. The ability to utilize net operating loss carryforwards will be dependent on our ability to generate future taxable earnings. Footnote 8 of the Consolidated Financial Statements provides additional information with respect to the deferred tax accounts and the net operating loss carryforward.

         Securities Available-for-Sale

         Our investment securities portfolio is used as a source of income and liquidity. The securities portfolio was $6.9 million at December 31, 2000 compared to $4.8 million at December 31, 1999. The increase is due primarily to the merger with Heritage, which added $4.9 million in securities. We sold $2.5 million in securities for liquidity purposes at a net loss of $32,000. The portfolio yield increased from 5.83% in 1999 to 6.12% in 2000. Table 8 above reflects the composition of the investment portfolio as of December 31, 2000 and 1999.

         Interest Rate Sensitivity

         As previously discussed, we utilize a simulation modeling process to measure interest rate risk and the impact that rate fluctuations will have on net interest income. At December 31, 2000, we were liability sensitive (excess of liabilities over assets) in the three month to one-year horizon. We regularly review the overall interest rate risk position and develop and implement appropriate strategies to manage the risk.

Capital Resources
-----------------

         Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

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

         At December 31, 2001, shareholders' equity was $20.6 million compared to $34.1 million at December 31, 2000.

         Footnote 10 of the Consolidated Financial Statements shows the minimum capital requirement and our capital position as of December 31, 2001 and 2000. Our regulatory capital levels meet those established for well capitalized institutions

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Stable core deposits and a strong capital position are the current components of a solid foundation for our liquidity position. In addition, the availability of regional and national wholesale funding sources including federal funds purchased, negotiable certificates of deposit, securities sold under agreements to repurchase, and always from the Federal Home Loan Bank enhance our liquidity. Cash flows from operations, such as loan payments and payoffs are also a significant source of liquidity. We have a contingency plan that provides for continued monitoring of liquidity needs and available sources of liquidity. We believe we have the ability to meet our liquidity needs. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available-for-sale, at December 31, 2001, totaled $66.5 million. Of that, $25.0 million in investment securities available-for-sale were available as collateral for additional Federal Home Loan Bank borrowings. Table 11 reflects the maturities of the certificates of deposit of $100,000 or more.


                                    Table 11
                 Cardinal Financial Corporation and Subsidiaries
                   Certificates of Deposit of $100,000 or More
                             As of December 31, 2001
                             (Dollars in thousands)

                                                             December 31,
                                                                 2001
                                                                 ----
Maturities
Three months or less                                          $   9,531
Over three months through six months                              8,046
Over six months through twelve months                            16,855
Over twelve months                                               25,349
                                                              $  59,781

                   Forward-Looking Statements And Risk Factors

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 31E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan, " "foresee" or other words or phrases of similar import. Similarly, statements that describe our future financial condition or results of operations, objectives, strategies, plans, goals or future performance and business also are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described below, that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur.

         Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and could adversely affect our future financial performance, include the success of pending efforts to raise capital and the following:

         . We have never operated profitably and may not be able to do so in the future.

         . We have recently changed our senior management and operating strategy. These changes may not be successful.

         . Our business strategy calls for continued expansion. We may not be able to maintain and manage our growth.

         . We depend on the services of key personnel. We cannot be certain we will be able to retain such personnel or hire replacements, and a loss of any of those personnel could disrupt our operations.

         . We may not be able to attract, hire, motivate and retain personnel necessary for the implementation of our revised business strategy.

         . We may be unable to provide new financial products and services required by banking industry changes and demanded by our customers.

         . Our plan to establish a mortgage banking subsidiary and increase our participation in the residential mortgage lending business may not be successful.

         . Many of our loans are secured by real estate (both residential and commercial) in our market area. Our concentration in loans secured by real estate may increase our credit losses.

         . We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. However, our allowance for loan losses could become inadequate.

         . Our business is dependent on technology; an inability to invest in technological improvements may adversely affect our results of operation.

         . Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. Our profitability may suffer if we are unable to successfully manage interest rate risk.

    . Our profitability depends significantly on economic conditions in our Northern Virginia market area.

    . Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

    . Our business strategy calls for continued growth. If we need capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable.

    . We plan to consider potential acquisitions of other banks. We cannot assure you that we will be able to identify any attractive acquisition candidates or, if we can identify them, that we will be able to finance the acquisitions or acquire them on attractive terms.

    . We may acquire a minority interest in a regional merchant bank, or invest in a fund established by a merchant bank, that is in the business of making private equity investments in non-financial firms. Such an investment would involve a variety of risks inherent in such activities.

Item 7.   Financial Statements

    The following financial statements of Cardinal Financial Corporation (the "Company") are filed as part of this report following Item 13 below:

    Independent Auditors' Report of KPMG LLP

          Consolidated Financial Statements

          Consolidated Statements of Condition as of December 31, 2001 and 2000

          Consolidated Statements of Operations for the years ended December 31, 2001 and 2000

          Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001 and 2000

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001 and 2000

          Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors
---------

         The following information sets forth as of December 31, 2001 the names, ages, principal occupations and business experience for all 11 directors. Unless otherwise indicated, the business experience and principal occupations shown for each director has extended five or more years.

         Robert M. Barlow, 72, has been a director since 1997. Mr. Barlow was the founder and principal shareholder of a group of companies engaged in construction, manufacturing and real estate in Northern Virginia for 38 years. In 1995 he sold those ventures and is now retired.

         Wayne W. Broadwater, 77, has been a director since 1997. Mr. Broadwater served as a director of First Patriot Bankshares and Patriot National Bank. He served as President and CEO of Shipmates, Ltd., which he founded in 1972, until its sale in 1997.

         Bernard H. Clineburg, 53, has been a director since 2001. Mr. Clineburg is Vice Chairman, President, and CEO of Cardinal. Mr. Clineburg, a local bank executive for thirty-years, is the former Chairman, President & CEO of United Bank (formerly George Mason Bankshares). While Mr. Clineburg served as the Chief Executive Officer, George Mason Bank grew from $160 million to $1 billion in assets prior to its being acquired by United Bank. Mr. Clineburg also serves on the board of directors of Precision Auto Care Corporation.

         Nancy K. Falck, 72, has been a director since 1997. She is the organizing director and Secretary of Cardinal Financial Corporation. She is a former member of the Fairfax County Board of Supervisors and School Board, and has been active in her family's business and numerous community and state boards. She is also a member of the board of directors of Cardinal Bank.

         Jones V. Isaac, 69, has been a director since 1997. Mr. Isaac is President of Isaac Enterprises, Inc., a financial consulting firm located in Potomac, Maryland. Prior to 1995, Mr. Isaac was the Administrator of Finance and Administration for the Construction Specifications Institute, where he had been employed since 1967.

         J. Hamilton Lambert, 61, has been a director since 1999. Mr. Lambert is President of J. Hamilton Lambert and Associates, a consulting firm based in Fairfax, Virginia. He served as County Executive of Fairfax County from August 1980 to December 1990.

         Harold E. Lieding, 65, has been a director since 2000. Mr. Lieding served as Chairman of the Board and a director of Heritage Bancorp Inc. and its predecessor The Heritage Bank from 1990 until our acquisition of it in 2000. Mr. Lieding is an attorney and has practiced law in McLean, Virginia since 1970.

         James D. Russo, 55, has been a director since 1997. Mr. Russo has been the Managing Director of Potomac Consultants Group in Virginia since 2000. He was Senior Vice President and Chief Financial Officer of Shire Laboratories, Inc., a pharmaceutical research and development company in Rockville, Maryland, from 1994 to 2000. Mr. Russo also serves on the Board of Trustees of Tesst College of Technology.

         John H. Rust, Jr., 54, has been chairman of the board of directors since 1997. Mr. Rust is an attorney with the law firm of Rust & Rust in Fairfax, Virginia. He previously was of counsel in the law firm of McCandlish and Lillard. Mr. Rust was a member of the Virginia House of Delegates from 1980-1982 and 1997-2000.

         George P. Shafran, 74, has been a director since 2000. Mr. Shafran was a director of Heritage from 1998 to 2000. Mr. Shafran is president of Geo. P. Shafran & Associates, Inc., a consulting firm in McLean, Virginia. Mr. Shafran also serves as a member of the board of directors for NVR Mortgage Finance, Inc., and I-Mark Corporation.

         Kevin P. Tighe, 56, has been a director since 2000. Mr. Tighe was a director of Heritage from 1994 to 2000. Mr. Tighe is a senior partner in the law firm of Tighe Patton Armstrong Teasdale in Washington, D.C. He is also the owner and Chairman of the Board of Directors of the McLean Racquet and Health Club in McLean, Virginia.

         The board of directors holds regular meetings each year including the annual meeting. During 2001, the board of directors held thirteen regular meetings and one special meeting. The board of directors has an Executive Committee, a Capital Committee, an Audit Committee, an Investment Committee, a Budget Committee, a Compensation Committee, a Business Development Committee, a Real Estate Committee, a Loan Committee, and a Nominating Committee. All Committees met at various times in 2001.

Other Executive Officers
------------------------

         Christopher W. Bergstrom, 41, has been President of Cardinal Bank -Manassas/Prince William, N.A., since 1999 and Executive Vice President and Commercial Lending Officer of the Cardinal Bank, N.A. since 1998. Prior to 1998, Mr. Bergstrom was employed with Crestar Bank, where he served in a variety of retail and commercial functions including management of one of the organization's commercial banking divisions covering Northern Virginia, the District of Columbia, and Southern Maryland.

         Carl E. Dodson, 47, has been our Executive Vice President and Chief Operating Officer since August 2001. He served as President of Cardinal Bank-Potomac and as our Chief Credit Officer from May 1998 through July 2001. Prior to 1998, Mr. Dodson was the senior commercial lending officer of Palmer National Bank in Washington, D.C. and, following its sale to George Mason Bank shares in 1996, he was the Senior Vice President of Credit Administration of George Mason Bank (now United Bank of Virginia).

         Thomas C. Kane, 40, has been President of Cardinal Wealth Services, Inc., our subsidiary offering full service investment products, since December 1998. Prior to that time, Mr. Kane was Senior Vice President and Division Manager, Retail Securities & Personal Trust & Investment Management Sales for Crestar Bank in its Greater Washington Region. Prior to that, Mr. Kane worked in a variety of financial service positions at Citibank.

         F. Kevin Reynolds, 41, has been President of Cardinal Bank, N.A. since 1999 and Executive Vice President and Senior Lending Officer of the bank since 1998. Prior to 1998, Mr. Reynolds was the senior lending officer responsible for all facets of the commercial lending business of George Mason Bank and helped create George Mason Bank's commercial lending group.

         Eleanor D. Schmidt, 41, has been Executive Vice President and Retail Banking Head of the bank since 1998. Prior to 1998, Ms. Schmidt was employed with NationsBank, where she managed multiple branches in the Fairfax area serving a large and diverse deposit and loan base.

         Janet A. Valentine, 50, has been Senior Vice President and Chief Financial Officer of the bank since April 2001. From the date of the merger until March 2001 she was the bank's and our Senior Vice President in charge of risk management. Prior to that, she was the Executive Vice President and Chief Financial Officer of Heritage Bancorp, Inc. from 1999 until its merger with us. Ms. Valentine has over 29 years of banking experience. From 1998 to 1999, Ms. Valentine was Executive Vice President and Chief Financial Officer of Alliance Bank, and from 1996 to 1998, she was the Chief Financial Officer of Tysons National Bank.

Item 10.        Executive Compensation

         The following table shows, for the years ended December 31, 2001, 2000, 1999 and 1998, the cash compensation we paid, as well as certain other compensation paid or accrued for those years, to each of the named executive officers in all capacities in which they served:

                           Summary Compensation Table

                                                                                  Long Term
                                      Annual Compensation                         Compensation
                                      -------------------                         -------------

============================================================================================================
                                                                Other Annual    Securities        Other
          Name and                                              Compensation    Underlying     Compensation
     Principal Position           Year  Salary ($)   Bonus ($)      ($)          Options (#)     ($)(2)
------------------------------------------------------------------------------------------------------------

Bernard H. Clineburg           2001       50,186           -          *                  -             -
Vice Chairman, President and
Chief Executive Officer,
Cardinal Financial
Corporation**
--------------------------------------------------------------------------------------------------------
L. Burwell Gunn, Jr.           2001      222,814           -          *             18,000         4,472
(former President and Chief    2000      163,562      25,000          *             14,000         5,350
Executive Officer, Cardinal    1999      159,497      42,325          *             14,750         4,982
Financial Corporation)***      1998      150,000      50,000          *              1,250           100
--------------------------------------------------------------------------------------------------------
F. Kevin Reynolds              2001      109,068           -          *              4,800         3,150
President, Cardinal Bank N.A.  2000      108,037      22,830          *              3,000         3,151
                               1999      104,587      26,000          *              3,131         2,999
                               1998 (3)   98,640      30,000          *                  -             -
--------------------------------------------------------------------------------------------------------
Christopher W.                 2001      110,984           -       14,500            4,800         8,141
Bergstrom                      2000      108,037      21,740          *              2,554         6,150
President, Cardinal Bank       1999      105,504      23,000          *              3,131         6,001
Manassas/Prince William N.A.   1998 (4)   70,189      30,000          *                  -         3,000
--------------------------------------------------------------------------------------------------------
Carl E. Dodson                 2001      102,395           -          *              4,800           408
Chief Operating Officer,       2000      105,370      22,000          *              3,000         2,466
Cardinal Financial             1999      101,202      14,700          *              1,534         2,103
Corporation                    1998 (5)   54,594           -          *                  -             -
--------------------------------------------------------------------------------------------------------
Thomas C. Kane                 2001      263,914           -          *                  -         3,828
President, Cardinal Wealth
Services, Inc.                 2000      252,651           -          *                  -         3,414
                               1999      224,327      36,625          *                  -         3,634
                               1998 (6)   32,981           -          *                  -             -
--------------------------------------------------------------------------------------------------------
Janet A. Valentine             2001      102,325           -          *                600         3,063
Senior Vice and Chief
Financial Officer, Cardinal    2000 (7)   23,750       3,800          *              1,500           823
Financial Corporation
--------------------------------------------------------------------------------------------------------
John H. Rust, Jr.,             2001       25,000           -        9,410            2,500           625
Chairman
of board of directors of       2000       25,000           -          *              2,000           600
Cardinal Financial             1999       25,000           -          *                750           648
Corporation.                   1998 (8)   25,000           -          *              1,250             -

========================================================================================================

* All benefits that might be considered of a personal nature did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.
**   Mr. Clineburg's employment commenced in October, 2001.
***  Mr. Gunn resigned in 2001.

/(1)/   Amounts disclosed include 750 common shares for the year ended December
31, 1999 and 1,250 common shares for the year ended December 31, 1998 that underlie options granted to Mr. Gunn in his capacity as a director.

/(2)/   Amounts presented represent (i) gross value of payments made by us pursuant to life insurance agreements between us and the named executive officers and (ii) total contributions to our 401(k) plan on behalf of each of the named executive officers to match pre-tax elective deferral contributions (which are included under the "Salary" column) made by each to such plan.

/(3)/   Mr. Reynolds' employment with us commenced on January 19, 1998.

/(4)/   Mr. Bergstrom's employment with us commenced on April 6, 1998.

/(5)/   Mr. Dodson's employment with us commenced on May 25, 1998.

/(6)/   Mr. Kane's employment with us commenced on October 18, 1998. Per Mr.
Kane's prior contract, his annual other compensation included the granting of 3,125 common shares each year for 1999, 2000, and 2001. Total value of annual other compensation did not exceed the lesser of $50,000 or 10% of compensation and bonus.

/(7)/   Ms. Valentine's employment with us commenced on October 1, 2000.

/(8)/   Mr. Rust joined our board of directors in 1997.  As a director, all of his options are immediately vested when granted.

Director Compensation
---------------------

         Except for the Chairman of the Board (as noted in the previous table), our directors do not receive any cash compensation. In lieu of cash fees for service on the board of directors, each non-employee director receives an annual grant of options to purchase 2,000 common shares. Such options are granted with an exercise price at or above the fair market value of the shares as of the date of grant and expire ten years from the date of grant. In light of our financial performance, no options were granted in 2002 for 2001 services. Three of our directors received cash compensation as directors of our subsidiary Cardinal Bank - Potomac per the merger agreement with Heritage Bancorp, Inc. Cash compensation for Cardinal Bank - Potomac directors totaled $31,450 and $13,800 for the years ended December 31, 2001 and 2000, respectively. No other subsidiary banks paid directors' fees in 2000 or 2001.

Stock Options
-------------

         The following table sets forth for the year ended December 31, 2001, the grants of stock options to the named executive officers in 2001 for services rendered in 2000:

                Option Grants In the Year ended December 31, 2001

--------------------------------------------------------------------------------------------------------------------------
                                                             Percent of Total
              Name                Number of Securities      Options Granted to   Exercise or Base       Expiration Date
                                   Underlying Options        Employees in 2001   Price ($/Share)/(3)/
                                      Granted /(1)/                 (%)/(2)/
--------------------------------------------------------------------------------------------------------------------------
Bernard H. Clineburg                    -                           -                        -                    -
--------------------------------------------------------------------------------------------------------------------------
L. Burwell Gunn, Jr.*              18,000                        22.2%                    4.50       Forfeited 10/01
--------------------------------------------------------------------------------------------------------------------------
F. Kevin Reynolds                   4,800                         5.9%                    4.50               2/22/11
--------------------------------------------------------------------------------------------------------------------------
Christopher W. Bergstrom
                                    4,800                         5.9%                    4.50               2/22/11
--------------------------------------------------------------------------------------------------------------------------
Carl E. Dodson                      4,800                         5.9%                    4.50               2/22/11
--------------------------------------------------------------------------------------------------------------------------
Thomas C. Kane                      1,000                         1.2%                    4.50               2/22/11
--------------------------------------------------------------------------------------------------------------------------
Janet A. Valentine                    600                          .0%                    4.50               2/22/11
--------------------------------------------------------------------------------------------------------------------------
John H. Rust **                     2,500**                       5.1%**                  3.56               1/20/11
--------------------------------------------------------------------------------------------------------------------------

*  Mr. Gunn resigned in 2001.

** Options are granted to Mr. Rust in his capacity as a director and are therefore immediately vested. The percentage of total granted is in relationship to total options granted to all directors.

/(1)/ All options except for Mr. Rust's were granted to the named executive officers in their capacities as such and become fully exercisable after three years. Options granted in 2001 were for services in 2000. No options have been granted in 2002 for the year ended 2001.

/(2)/   Options to purchase a total of 81,240 common shares were granted to employees during the year ended December 31, 2001.

/(3)/   Stock options were awarded at or above the fair market value of the common shares at the date of award.

Compensation and Other Employment Arrangements
----------------------------------------------

         Bernard H. Clineburg has an employment agreement with us. Mr. Clineburg's agreement, which is dated as of February 12, 2002, provides for his services as our Vice Chairman, President and Chief Executive Officer. The agreement also provides that Mr. Clineburg will serve as Chairman of our Executive Committee, a member or Chair of all of our Board Committees except the Audit Committee, and as a director or Chair of all our subsidiary boards of directors. Mr. Clineburg's employment agreement provides for a base salary of $200,000 and includes annual salary increases at the discretion of the board of directors and provides bonuses at the discretion of the board of directors, in cash or in stock, or both. Under Mr. Clineburg's employment agreement, he will be granted the option to purchase 150,000 shares of our common stock, of which 50,000 will vest as of the date of the closing of the rights offering. The option to purchase the remaining 100,000 shares will vest over a five-year period at 20,000 shares per year. All options granted under the employment agreement will be awarded with an option exercise price equal to the price on the date of the closing of the rights offering. In the event we terminate Mr. Clineburg's agreement without cause, he will receive a lump-sum severance payment equal to one year's annual salary and bonus. In the event Mr. Clineburg's employment agreement is terminated after a change in control, he will receive a lump-sum severance payment equal to 2.99 times his average total compensation over the most recent five calendar year period of his employment with the us prior to termination. Mr. Clineburg's employment agreement includes a covenant not to compete with us for a period of one year from the date he is no longer employed by us.

         Each of F. Kevin Reynolds, Christopher W. Bergstrom, Carl E. Dodson, and Janet A. Valentine has employment agreements with us, that are terminable at will. Each of these employment agreements are effective as of February 12, 2002 and provide for the provision of a base salary, eligibility for annual performance bonus and stock option grants, and participation in our benefits plans, all of which may be adjusted by us in our discretion. Mr. Reynolds's and Mr. Bergstrom's employment agreements provide for severance payments equal to twelve (12) months of their current base salary in the event of termination without cause and eighteen (18) months of their current base salary in the event of a change in control . Mr. Dodson's and Ms. Valentine's employment agreements provide for severance payments equal to six (6) months of their current base salary in the event of termination without cause and eighteen (18) months of their current base salary in the event of a change in control. Each of the employment agreements replaced prior employment agreements that provided for certain cash bonuses, stock option grants and payment of auto allowances, country club dues and certain life insurance benefits. The benefits provided for in the prior employment agreements were retired by us in a lump-sum settlement and replaced with the employment agreements described above, that do not include any benefits other than those provided to all of our other employees.

         Thomas C. Kane has an employment agreement with us. Mr. Kane's agreement, which is dated as of August 27, 2001, provides for his services as our Senior Vice President and President and Chief Executive Officer of Cardinal Wealth Services, Inc. and provides for a base salary of $182,000. Mr. Kane's employment agreement includes annual salary increases at the discretion of the board of directors and provides for incentive pay equal to 2.5% of gross revenues generated by Cardinal Wealth Services, Inc. Mr. Kane's employment agreement also includes stock option grants of up to 15,000 shares of our common shares upon achievement of certain performance goals for the period beginning August 27, 2001 and ending

December 31, 2002. In addition, Mr. Kane may, upon achieving certain performance goals established by us, earn additional incentive pay of up to 2.5% of gross revenues generated by Cardinal Wealth Services, Inc., and, annually, up to $37,500 in cash bonuses, and additional stock option grants up to a value of $37,500, at the then-current market price, on the date of grant. All options granted under the agreement are awarded with an option exercise price equal to the fair market value of shares of common shares at the date of grant, and the options vest and become exercisable three years after the date of grant. Mr. Kane's employment agreement provides for a lump-sum severance payment equal to six (6) months of his current base salary in the event of termination without cause. Mr. Kane's employment agreement with us expires on June 30, 2004.

         No cash bonuses have been paid to any of the executive officers since March, 2001, which represented bonuses paid for services provided during 2000.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management
--------------------------------

         The following table sets forth, as of December 31, 2001, certain information with respect to beneficial ownership of our shares by each of the members of the board of directors as of that date, by each of the executive officers named in the "Summary Compensation Table" above and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the individual living in such person's home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

         ---------------------------------------------------------------------------------------------------
                                               Common Stock        Exercisable Options
                          Name*                Beneficially            included in            Percentage
                                                Owned /(1)/         Beneficialy Owned          of Class
                                                                     Common Stock
         ---------------------------------------------------------------------------------------------------
         Robert M. Barlow                              108,500             6,500                 2.5
         ---------------------------------------------------------------------------------------------------
         Christopher W. Bergstrom                       19,189             3,131                **
         ---------------------------------------------------------------------------------------------------
         Wayne W. Broadwater                            33,500             6,500                **
         ---------------------------------------------------------------------------------------------------
         Bernard H. Clineburg                           85,129            50,000                 2.0
         ---------------------------------------------------------------------------------------------------
         Carl E. Dodson                                 12,270             1,534                **
         ---------------------------------------------------------------------------------------------------
         Nancy K. Falck                                 71,436             6,500                 1.7
         ---------------------------------------------------------------------------------------------------
         L. Burwell Gunn, Jr.***                        50,191             2,000                 1.2
         ---------------------------------------------------------------------------------------------------
         Harvey W. Huntzinger                          139,900             6,500                 3.3
         ---------------------------------------------------------------------------------------------------
         Jones V. Isaac                                 60,200             6,500                 1.4
         ---------------------------------------------------------------------------------------------------
         Thomas C. Kane                                 94,569            60,000                 2.2
         ---------------------------------------------------------------------------------------------------
         J. Hamilton Lambert                            20,300             5,000                **
         ---------------------------------------------------------------------------------------------------
         Harold E. Lieding /(2)/                       354,468            15,540                 7.6
         ---------------------------------------------------------------------------------------------------
         F. Kevin Reynolds                              21,292             3,131                **
         ---------------------------------------------------------------------------------------------------
         James D. Russo                                 70,300             6,500                 1.6
         ---------------------------------------------------------------------------------------------------
         John H. Rust, Jr.                              47,725             6,500                 1.1
         ---------------------------------------------------------------------------------------------------
         George P. Shafran /(2)/                        54,066            14,352                 1.3
         ---------------------------------------------------------------------------------------------------
         Kevin P. Tighe /(2)/                           20,940            15,540                **
         ---------------------------------------------------------------------------------------------------
         Janet A. Valentine                              1,525                 -                **
         ---------------------------------------------------------------------------------------------------
         Total as a group of 19****                  1,241,112           216,728                25.5%
         ---------------------------------------------------------------------------------------------------

         * The business address of each named person is c/o Cardinal Financial Corporation, 10555 Main Street, Suite 500, Fairfax, VA 22030. ** Percentage of ownership is less than 1% of the outstanding common shares.
         *** Mr. Gunn resigned in 2001. The 2,000 in common stock options have been forfeited in 2002.
         **** Total represents all Directors and executive officers named plus Eleanor D. Schmidt with exercisable options of 1,000 and beneficial common stock ownership totaling 9,112 which is under 1% of the class of common stock.

         /(1/) The number of common shares shown in the table includes 60,175 shares held for certain directors and executive officers in our 401(k) plan as of December 31, 2001, and 216,728 shares that certain directors and executive officers have the right to acquire through the exercise of stock options within 60 days following December 31, 2001. Mr. Clineburg's options are exercisable at the close of this rights offering.

         /(2)/ The number of common shares shown in the table includes shares that certain directors have the right to acquire through the conversion of shares of 7.25% Cumulative Convertible Preferred Stock, Series A, par value $1.00 per share, as follows: Lieding, 333,443; Shafran, 23,714; and Tighe, 5,400.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

         The following table sets forth, as of December 31, 2001, certain information with respect to the beneficial ownership of common shares by each person who owns, to our knowledge, more than five percent of our outstanding common shares.

   ----------------------------------------------------------------------------------------------------------
                                                                             Common Shares      Percentage
           Name                              Address                      Beneficially Owned     of Class
   ----------------------------------------------------------------------------------------------------------
       Harold E. Lieding          1433 Blandfield, Vienna, VA 22182           354,468 /(1)/          7.6%

   ----------------------------------------------------------------------------------------------------------

    /(1)/ The number of common shares shown in the table includes 15,540 shares that Mr. Lieding has the right to acquire through the exercise of stock options within 60 days following March 31, 2001 and 333,443 shares that Mr. Lieding has the right to acquire through the conversion of shares of Series A Preferred Stock.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and any persons who own more than 10% of the Common Stock, to file with the Securities and Exchange Commission ("SEC") reports of ownership and changes in ownership of common stock. Officers and directors are required by SEC regulation to furnish us with copies of all
Section 16(a) forms that they file. Based solely on review of the copies of such reports furnished to us or written representation that no other reports were required, we believe that, during fiscal year 2001, all filing requirements applicable to our officers and directors were met.

Item 12.          Certain Relationships and Related Transactions

         Some of our directors and officers are at present, as in the past, our banking customers, and we have had, and expect to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers and their associates, as a group, at December 31, 2001 totaled approximately $2,700,000 million, or 13.2% of the bank's equity capital at that date. Certain of our directors were also on the board of directors of Cardinal Bank-Potomac and in such capacity have received directors fees in the aggregate amount of $31,450 in 2001 and $13,800 in 2000. Ms. Falck's son-in-law, John R, Rollison, III, Mr. Broadwater's son, David L. Broadwater and Mr. Barlow's son, George E. Barlow serve as members of the board of directors of Cardinal Bank. In addition, Mr. Kane's spouse, Joan A. Mulligan, is a Senior Vice President of Cardinal Wealth Services, Inc. In this capacity Ms. Mulligan receives a draw against commissions of $40,000 per annum and commissions of approximately $100,000. Ms. Mulligan's compensation arrangements with Cardinal Wealth Services, Inc. are as favorable as those with employees who are not affiliated with us.

Item 13.          Exhibit List and Reports on Form 8-K

         (a)      Exhibits.

                  3.1 Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946, filed with the Commission on February 19, 2002 (the "Original Form SB-2")).

                  3.2 Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series A Preferred Stock and other changes (incorporated by reference to Exhibit 3.2 to the Original Form SB-2) and Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, further setting forth the designation for the Series A Preferred Stock and other changes (incorporated by reference to Exhibit 3.2 to the Pre-Effective Amendment No. 1 to Form SB-2, Registration No. 333-82946, filed with the Commission on March 21, 2002 ("Amendment No. 1")).

                  3.3 Bylaws of Cardinal Financial Corporation and Amendment thereto (incorporated by reference to Exhibit 3.3 to the Original Form SB-2), and Amendment No. 2 to Bylaws of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1).

                  4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Original Form SB-2).

                  10.1 Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Original Form SB-2).

                  10.2 Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Carl E. Dodson (incorporated by reference to Exhibit
                           10.2 to the Original Form SB-2).

                  10.3 Employment Agreement, dated as of August 27, 2001, between Cardinal Financial Corporation and Thomas C. Kane (incorporated by reference to Exhibit 10.3 to the Original Form SB-2).

                  10.4 Executive Employment Agreement, dated as of February 12, 2002 between Cardinal Financial Corporation and
                           F. Kevin Reynolds (incorporated by reference to
                           Exhibit 10.4 to the Original Form SB-2).

                  10.5 Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Original Form SB-2).

                  10.6 Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Janet A. Valentine (incorporated by reference to
                           Exhibit 10.6 to the Original Form SB-2,).

                  10.7 Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Original Form SB-2).

                  11 Statement re: computation of per share loss (incorporated by reference to Exhibit 11 to Amendment No. 1).

                  21 Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the Original Form SB-2).

          (b)      Reports on Form 8-K.

                   On August 29, 2001, Cardinal filed a Current Report on Form 8-K which announced Cardinal's decision to merge Cardinal Bank-Dulles, N.A. and Cardinal Bank-Potomac into Cardinal Bank, N.A.

                   On October 3, 2001, Cardinal filed a Current Report on Form 8-K which announced the resignation of Burwell Gunn as Cardinal's President and Chief Executive Officer and the simultaneous appointment of Bernard H. Clineberg as Cardinal's Vice Chairman, President and Chief Executive Officer.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors and Shareholders
Cardinal Financial Corporation and subsidiaries:

We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

McLean, Virginia
January 18, 2002

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                           December 31, 2001 and 2000

                    (Dollars in thousands, except share data)

                                     Assets                                              2001                 2000
                                                                                    --------------      ----------------
Cash and due from banks                                                             $       11,446      $          4,734
Federal funds sold                                                                          23,013                24,754
                                                                                    --------------      ----------------
                   Total cash and cash equivalents                                          34,459                29,488
Investment securities available-for-sale                                                    34,147                 6,935
Other investments                                                                            1,268                 1,513
Loans held for sale                                                                          4,732                    --
Loans receivable, net of fees                                                              200,911               154,271
Allowance for loan losses                                                                   (3,104)               (1,900)
                                                                                    --------------      ----------------
                                                                                           197,807               152,371
Premises and equipment, net                                                                  5,077                 5,659
Goodwill and other intangibles                                                                 668                 9,576
Accrued interest and other assets                                                            1,426                 1,506
                                                                                    --------------      ----------------
                   Total assets                                                     $      279,584      $        207,048
                                                                                    ==============      ================
                      Liabilities and Shareholders' Equity

Deposits                                                                            $      246,024      $        163,371
Other borrowed funds                                                                         9,824                 7,287
Accrued interest and other liabilities                                                       3,112                 2,278
                                                                                    --------------      ----------------
                   Total liabilities                                                       258,960               172,936

Preferred stock, $1 par value, 10,000,000 shares authorized; Series A preferred stock, cumulative convertible, 1,364,714 and
    1,411,268 shares outstanding in 2001 and 2000, respectively                              1,365                 1,411
Common stock, $1 par value, 50,000,000 shares authorized,
    4,294,323 and 4,253,155 shares outstanding in 2001
    and 2000, respectively                                                                   4,294                 4,253
Additional paid-in capital                                                                  38,488                38,466
Accumulated deficit                                                                        (23,249)              (10,022)
Accumulated other comprehensive income (loss)                                                 (274)                    4
                                                                                    --------------      ----------------
                   Total shareholders' equity                                               20,624                34,112
                                                                                    --------------      ----------------
                   Total liabilities and shareholders' equity                       $      279,584      $        207,048
                                                                                    ==============      ================


          See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 2001 and 2000

                                                                                    2001                     2000
                                                                           ----------------------    -------------------
Interest income:
    Loans receivable                                                       $           14,973,409    $         9,257,708
    Federal funds sold                                                                  1,084,569              1,451,315
    Investment securities available-for-sale                                              436,590                371,386
    Other investments                                                                      82,050                 69,873
                                                                           ----------------------    -------------------
               Total interest income                                                   16,576,618             11,150,282

Interest expense:
    Deposits                                                                            7,027,130              4,293,522
    Other borrowed funds                                                                  472,899                446,839
                                                                           ----------------------    -------------------
               Total interest expense                                                   7,500,029              4,740,361
                                                                           ----------------------    -------------------
               Net interest income                                                      9,076,589              6,409,921

Provision for loan losses                                                               1,201,406                752,755
                                                                           ----------------------    -------------------
               Net interest income after provision for loan losses                      7,875,183              5,657,166

Non-interest income:
    Service charges on deposit accounts                                                   398,326                153,769
    Loan service charges                                                                  432,508                230,228
    Investment fee income                                                               1,941,200              1,515,530
    Net gain (loss) on sales of loans                                                      48,775                (22,660)
    Net gain on sales of assets                                                            18,270                 25,347
    Other income                                                                          427,580                195,727
                                                                           ----------------------    -------------------
               Total non-interest income                                                3,266,659              2,097,941

Non-interest expense:
    Salary and benefits                                                                 7,730,504              6,317,278
    Occupancy                                                                           1,373,265              1,075,075
    Professional fees                                                                     705,313                507,769
    Depreciation                                                                          804,065                600,397
    Amortization and write down of intangibles                                          8,907,010                235,297
    Other operating expenses                                                            4,346,001              2,990,299
                                                                           ----------------------    -------------------
               Total non-interest expense                                              23,866,158             11,726,115
                                                                           ----------------------    -------------------
               Net loss before income taxes                                           (12,724,316)            (3,971,008)

Provision for income taxes                                                                      -                      -
                                                                           ----------------------    -------------------
Net loss                                                                   $          (12,724,316)   $        (3,971,008)
                                                                           ======================    ===================
Dividends to preferred shareholders                                                       503,212                170,555
                                                                           ----------------------    -------------------
Net loss to common shareholders                                            $          (13,227,528)   $        (4,141,563)
                                                                           ======================    ===================
Basic and diluted loss per common share                                    $                (3.11)   $             (0.98)
                                                                           ======================    ===================
Weighted-average common shares outstanding                                              4,258,087              4,246,346
                                                                           ======================    ===================

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                     Years ended December 31, 2001 and 2000



                                                        2001           2000
                                                   -------------   ------------


Net loss                                           $ (12,724,316)  $ (3,971,008)
Other comprehensive income (loss):
   Unrealized gain (loss) on available-for-sale
        investment securities                           (277,678)       116,939
                                                   -------------   ------------

Comprehensive loss                                 $ (13,001,994)  $ (3,854,069)
                                                   =============   ============


See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2001 and 2000

                             (Dollars in thousands)

                                                                                                       Accumulated
                                                                                Additional                Other
                                             Preferred Preferred Common  Common   Paid-in  Accumulated Comprehensive
                                              Shares     Stock   Shares  Stock    Capital    Deficit   Income (Loss)  Total
                                             --------- --------- ------ ------- ---------- ----------- ------------- --------
Balance, December 31, 1999                          -- $      --  4,243 $ 4,243 $  32,496  $   (5,881) $       (113) $ 30,745

Issuance of 1,411,499 shares of cumulative
    preferred stock, par value $1                1,411     1,411     --      --     5,645          --            --     7,056

Issuance of common stock options in
    connection with acquisition                     --        --     --      --       301          --            --       301

Stock options exercised                             --        --      7       7        15          --            --        22

Issuance of stock awards                            --        --      3       3         9          --            --        12

Dividends on preferred stock                        --        --     --      --        --        (170)           --      (170)

Change in unrealized gain (loss) on
    investment securities available-for-sale        --        --     --      --        --          --           117       117

Net loss                                            --        --     --      --        --      (3,971)           --    (3,971)
                                             ----------------------------------------------------------------------  --------
Balance, December 31, 2000                       1,411 $   1,411  4,253 $ 4,253 $  38,466  $  (10,022) $          4  $ 34,112

Issuance of stock awards                            --        --      3       3         3          --            --         6

Stock options exercised                             --        --      3       3         8          --            --        11

Dividends on preferred stock                        --        --     --      --        --        (503)           --      (503)

Preferred stock converted to common stock          (46)      (46)    35      35        11          --            --        --

Change in unrealized gain (loss) on
    investment securities available-for-sale        --        --     --      --        --          --          (278)     (278)

Net loss                                            --        --     --      --        --                   (12,724)  (12,724)
                                             --------- --------- ------ ------- ---------  ----------   -----------  --------
Balance, December 31, 2001                       1,365 $   1,365  4,294 $ 4,294 $  38,488  $  (23,249)  $      (274) $ 20,624
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2001 and 2000

                             (Dollars in thousands)

                                                                                           2001           2000
                                                                                        ----------      --------
Cash flows from operating activities:
    Net loss                                                                            $  (12,724)     $ (3,971)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                                         804           600
          Amortization and write down of intangibles, premiums and discounts                 8,960           230
          Provision for loan losses                                                          1,201           753
          Loss on sale of investment securities available-for-sale                              --            32
          Originations of loans held for sale                                              (15,807)        1,275
          Net proceeds from the sale of loans held for sale                                 11,124        (1,252)
          Gain on sale of assets                                                               (67)          (48)
          (Increase) decrease in accrued interest and other assets                             117        (1,082)
          Increase in accrued interest and other liabilities                                   834         1,268
          Compensation related to stock awards                                                   6            12
                                                                                        ----------      --------
                   Net cash used in operating activities                                    (5,552)       (2,183)
                                                                                        ----------      --------

Cash flows from investing activities:
    Purchase of premises and equipment                                                        (501)       (1,456)
    Proceeds from sale of premises and equipment                                                28           175
    Proceeds from sale, maturity and call of investment securities available-for-sale        4,500         2,468
    Proceeds from sale of other investments                                                    832            --
    Purchase of investment securities available-for-sale                                   (34,101)           --
    Purchase of other investments                                                             (587)         (133)
    Redemptions of investment securities available-for-sale                                  2,111           421
    Net increase in loans receivable                                                       (46,457)      (48,244)
    Net cash acquired in merger                                                                 --        11,090
                                                                                        ----------      --------
                   Net cash used in investing activities                                   (74,175)      (35,679)
                                                                                        ----------      --------
Cash flows from financing activities:
    Net increase in deposits                                                                82,653        49,600
    Net increase in other borrowed funds                                                     2,537        (1,145)
    Dividends on preferred stock                                                              (503)         (170)
    Stock options exercised                                                                     11            22
    Reversal of accrued costs related to public offering                                        --            --
                                                                                        ----------      --------
                   Net cash provided by financing activities                                84,698        48,307
                                                                                        ----------      --------
Net increase in cash and cash equivalents                                                    4,971        10,445

Cash and cash equivalents at beginning of year                                              29,488        19,043
                                                                                        ----------      --------
Cash and cash equivalents at end of year                                                $   34,459      $ 29,488
                                                                                        ==========      ========
Supplemental disclosure of cash flow information:
    Cash paid during year for interest                                                  $    7,538      $  4,676
                                                                                        ==========      ========

Supplemental schedule of noncash investing and financing activities:

In 2000, the company purchased all of the common stock of Heritage Bancorp, Inc.
for $14.4 million. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                                                                       $ 62,162
    Goodwill and other intangibles                                                                         9,812
    Cash paid                                                                                             (7,059)
    Preferred stock issued                                                                                (7,056)
    Issuance of common stock options                                                                        (301)
                                                                                                        --------
    Fair value of liabilities assumed                                                                   $ 57,558
                                                                                                        ========


See accompanying notes to consolidated financial statements.

                CARDINAL FINANCIAL CORPORTATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 amd 2000


(1)    Organization

       Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly-owned subsidiaries. In addition to Cardinal Bank, N.A. which began operations in 1998, the Company opened the following three subsidiaries in 1999, Cardinal Wealth Services, Inc. an investment subsidiary (as of February 1, 1999), Cardinal Bank - Manassas/Prince William, N.A. (as of July 26,
       1999), and Cardinal Bank - Dulles, N.A. (as of August 2, 1999). On September 1, 2000, the Company completed its acquisition of Heritage Bancorp, Inc. and it's banking subsidiary, The Heritage Bank, headquartered in McLean, Virginia. The Heritage Bank was renamed and became the Company's fourth banking subsidiary, Cardinal Bank - Potomac. On November 1, 2001, the Company consolidated two of its banking subsidiaries, Cardinal Bank - Dulles, N.A. and Cardinal Bank - Potomac into Cardinal Bank, N.A.

(2)    Summary of Significant Accounting Policies

        (a)   Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to changes in the near term are the allowance for loan losses and the valuation of deferred tax assets.

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

                CARDINAL FINANCIAL CORPORTATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 amd 2000


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

        Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Prepayment of the mortgages securing the mortgage-backed securities may affect the maturity date and yield to maturity. The Company uses actual principal prepayment experience and estimates of future principal prepayments in calculating the yield necessary to apply the effective interest method.

(e)     Loans Held for Sale

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an individual loan basis as determined by outstanding commitments from investors. Net unrealized losses, if any, are recognized through a valuation allowance by charges to operations. Cost basis includes unpaid principal balances, origination premiums or discounts, and deferred net fees or costs.

(f)     Loans Receivable

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

                CARDINAL FINANCIAL CORPORTATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 amd 2000


        flows discounted at the loan's effective interest rate, or at the loan's observable market price or fair value of the collateral if the loan is collateral dependent.

        The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Management believes that the current allowance for loan losses is a reasonable estimate of known and inherent losses in the current loan portfolio.

(g)     Premises and Equipment

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

(h)     Goodwill and other intangibles

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and when appropriate, the amortization period is also reduced. The other intangible includes a core deposit intangible for the value placed on long term deposit relationships that exist at acquisition. The core deposit intangible is amortized on a straight-line basis over the estimated lives of the deposit relationships acquired, which is 1.5 years.

(i)     Investment Fee Income

        Investment fee income represents commissions paid by customers of Cardinal Wealth Services, Inc. for investment transactions. Fees are recognized in income as it is earned.

(j)     Income Taxes

        Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As

                CARDINAL FINANCIAL CORPORTATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 amd 2000


       changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

(k)    Loss Per Common Share

       Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Common stock equivalents outstanding at December 31, 2001 and 2000 were antidilutive and consequently not included in the EPS calculation.

(l)    Stock Option Plan

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

(m)    New Accounting Standards

       In June 2001, Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets was issued. SFAS 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. Furthermore, goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment using specific guidelines. Additional supplemental disclosures of information about goodwill and other intangibles in the years subsequent to their acquisitions are also required. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and some intangible assets will not decrease in the same manner as under previous standards which could lead to more volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. As a result of SFAS 142, the Company will no longer amortize its goodwill, but will be required to determine if the value of the goodwill is impaired. If such impairment exists a write down of the goodwill will be required at that time. Goodwill no longer subject to amortization as of December 31, 2001 is $646,000. The Company has not yet evaluated impairment under FAS 142, however, the Company does not anticipate the adoption of this statement will result in further impairment of the goodwill.

       In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets. SFAS No 141 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 retains many of the

                CARDINAL FINANCIAL CORPORTATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 amd 2000


          provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This statement is not expected to have a material impact on the Company's financial statements.

    (n)   Reclassifications

          Certain amounts for 2000 have been reclassified to conform to the presentation for 2001.

(3) Investment Securities and Other Investments

    The fair value and amortized cost of available-for-sale securities as of December 31, 2001 and 2000 are shown below.

                                                                    2001
                                                           ---------------------
                                                            Fair       Amortized
                                                            value         cost
    (Dollars in thousands)                                 -------     ---------

    Obligations of U.S. government-sponsored               $ 4,458      $ 4,501
       agencies and enterprises                             22,357       22,530
    Mortgage-backed securities                               7,083        7,140
    Corporate bonds                                            249          250
    Treasury bonds                                         -------      -------
                                                           $34,147      $34,421
                     Total                                 =======      =======

                                                                   2000
                                                           ---------------------
                                                            Fair      Amortized
                                                            value        cost
    (Dollars in thousands)                                 --------    ---------

    Obligations of U.S. government-sponsored               $ 5,870      $ 5,852
       agencies and enterprises                              1,065        1,079
    Mortgage-backed securities                             -------      -------
                                                           $ 6,935      $ 6,931
                     Total                                 =======      =======


    The fair value and amortized cost of available-for-sale securities by contractual maturity at December 31, 2001 is shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                CARDINAL FINANCIAL CORPORTATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 amd 2000

                                                      2001
                                           -------------------------------
                                              Fair             Amortized
(Dollars in thousands)                        value              cost
                                           -------------  ----------------

Maturing within 1 year                     $     249      $         250
After 1 year but within 5 years                9,063              9,139
After 5 years but within 10 years              2,477              2,502
Mortgage-backed securities                    22,358             22,530
                                           -------------  ----------------

        Total                              $  34,147      $      34,421
                                           =============  ================


For the years ended December 31, 2001 and 2000, proceeds from sales of investment securities available-for-sale amounted to $0 and $2.5 million respectively. There were no gross realized gains in 2001 and 2000 and gross realized losses amounted to $0 and $32,000, respectively. Gross unrealized losses in the available-for-sale investment securities at December 31, 2001 and 2000 were $289,000 and $61,000, respectively. Gross unrealized gains at December 31, 2001 and 2000 were $15,000 and $65,000, respectively.

Investment securities available-for-sale that were pledged to secure short-term borrowings at December 31, 2001 and 2000 had fair values of $1,341,000 and $2,017,000, respectively. At December 31, 2001 and 2000, investment securities available-for-sale that were pledged to secure repurchase agreements were $507,000 and $1,418,000, respectively. Investment securities available-for-sale that were pledged to secure debtor in possession deposit accounts at December 31, 2001 was $249,000. The Company had no such deposit accounts in 2000.

Other investments at December 31, 2001 include $613,000 of Federal Reserve Bank stock, $588,000 of Federal Home Loan Bank stock, $63,000 of Community Bankers' Bank stock and $4,000 in other investments. As members of the Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta, the Company's banking subsidiaries are required to hold stock in these entities. Stock membership in Community Bankers' Bank allows the Company to participate in loan purchases or sales including participations. These stocks are carried at cost since no active trading markets exist.

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(4)    Loans Receivable

       The loan portfolio at December 31, 2001 and 2000 consists of the following:

       (Dollars in thousands)                                                    2001               2000
                                                                          ------------------   ---------------
       Commercial                                                       $          57,665    $        49,646
       Real estate - commercial                                                    87,116             57,083
       Real estate - construction                                                   6,397              4,088
       Real estate - residential                                                   14,469             17,729
       Home equity lines                                                           21,299             14,867
       Consumer                                                                    13,941             10,665
                                                                           -----------------    --------------
                                                                                  200,887            154,078
       Net deferred fees                                                               24                193
                                                                           -----------------    --------------
                     Loans receivable, net of fees                                200,911            154,271
       Allowance for loan losses                                                   (3,104)            (1,900)
                                                                           -----------------    --------------
                     Loans receivable, net of fees and allowance        $         197,807    $       152,371
                                                                           =================    ==============

       Most of the Company's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. The concentrations of credit by type of loan are set forth above. As a matter of regulatory restriction, the Company's banking subsidiaries limit the amount of credit extended to any single borrower or group of related borrowers.

       An analysis of the change in the allowance for loan losses follows:

       (Dollars in thousands)                            2001                2000
                                                   ------------------  -----------------
       Balance, beginning of year                $          1,900     $          726
       Provision for loan losses                            1,201                753
       Assumed allowance for loan losses from
             acquisition of Heritage                           --                421
       Loans charged off                                       --                 --
       Recoveries                                               3                 --
                                                   ------------------  -----------------
       Balance, end of year                      $          3,104     $        1,900
                                                   ==================  =================


       As of December 31, 2001 and 2000, the Company had impaired loans of $361,000 and $585,000, respectively, which were on nonaccrual status. These impairments had valuation allowances of $193,000 and $104,000 as of December 31, 2001 and 2000, respectively. The average balance of impaired loans was $207,000 and $195,000 for 2001 and 2000, respectively. The Company recorded no interest income on impaired loans. Interest income that would have been recorded had these loans been performing would have been $17,000 and $34,000 for 2001 and 2000, respectively.

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(5)    Premises and Equipment

       Components of premises and equipment at December 31, 2001 and 2000 were as follows:

       (Dollars in thousands)                                   2001                2000
                                                          ----------------    -----------------
       Land                                             $            197   $            197
       Building                                                      789                789
       Furniture and equipment                                     3,834              4,132
       Leasehold improvements                                      2,161              1,604
                                                          ------------------  -----------------
                         Total cost                                6,981              6,722
       Less accumulated depreciation and amortization              1,904              1,063
                                                          ------------------  -----------------
                         Premises and equipment, net    $          5,077   $          5,659
                                                          ==================  =================

       Depreciation expense for the years ended December 31, 2001 and 2000 was $804,000 and $600,000, respectively.

       The Company has entered into leases for office space over various terms. The leases are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

       Minimum future rental payments under the noncancelable operating leases, as of December 31, 2001 for each of the next five years and in the aggregate, are as follows:

                 Year ending December 31,                        Amount
                                                            ------------------
                 2002                                     $      1,204,000
                 2003                                            1,240,000
                 2004                                              961,000
                 2005                                              989,000
                 2006                                              931,000
                 Thereafter                                      2,437,000
                                                            ------------------
                                                          $      7,762,000
                                                            ==================

       The total rent expense was $1,251,000 and $965,000 in 2001 and 2000, respectively.

       In 2001, the Company has entered into contracts as sublessor for excess office space. Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 2001 for each of the next five years and in the aggregate are as follows:

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

                 Year ending December 31,                          Amount
                                                              ------------------
                 2002                                       $        240,000
                 2003                                                247,000
                 2004                                                167,000
                 2005                                                164,000
                 2006                                                169,000
                 Thereafter                                          969,000
                                                              ------------------
                                                            $      1,956,000
                                                              ==================


       The total rent income was $110,000 and $0 in 2001 and 2000, respectively.

(6)    Deposits

       Deposits consist of the following at December 31, 2001 and 2000:

       (Dollars in thousands)                                   2001                2000
                                                        ------------------  -----------------
       Demand deposits                                 $           61,739   $       40,943
       Interest checking                                           45,313           12,069
       Money market and statement savings                          28,676           25,683
       Certificates of deposit                                    110,296           84,676
                                                         ------------------  -----------------
                                                       $          246,024   $      163,371
                                                         ==================  =================

       Interest expense by deposit categories is as follows:

       (Dollars in thousands)                       2001            2000
                                               -------------   ----------------
       Interest checking                    $         370    $            130
       Money market and statement savings             869                 685
       Certificates of deposit                      5,788               3,479
                                               -------------   ----------------
                                            $       7,027    $          4,294
                                               =============   ================


       The aggregate amount of time deposits, each with a minimum denomination of $100,000 was $59,781,000 and $40,459,000 in 2001 and 2000,
       respectively.

       At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       (Dollars in thousands)

       2002                                  $         66,026
       2003                                            33,785
       2004                                             5,552
       2005                                             1,635
       2006 and thereafter                              3,298
                                                -----------------
                                             $        110,296
                                                =================

(7)    Other Borrowed Funds

       The Company has obtained and renewed advances from the Federal Home Loan Bank of Atlanta of $9.8 million and $6.0 million for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, the Company had the following advances outstanding:

       As of December 31, 2001

                                                                                                       Amount
          Advance Date         Interest Rate          Term of Advance            Date Due              Outstanding
       -------------------  ---------------------  -------------------------  ----------------     ---------------------
         3/19/2001                4.68%                12 months                  3/19/2002       $        1,800,000
         3/19/2001                4.68%                12 months                  3/19/2002                1,000,000
         8/06/2001                4.05%                12 months                  8/06/2002                3,000,000
         8/28/2001                3.89%                12 months                  8/28/2002                3,000,000
         9/19/2001                3.70%                24 months                  9/19/2003                1,000,000
                                                                                                     ------------------
                                                                                                  $        9,800,000
                                                                                                     ==================

       As of December 31, 2000

                                                                                                        Amount
          Advance Date         Interest Rate          Term of Advance            Date Due              Outstanding
       -------------------  -------------------- -------------------------    ----------------       ------------------
        12/12/2000                6.70%                 3 months                  3/12/2001       $        3,000,000
        12/26/2000                6.42%                 4 months                  4/26/2001                3,000,000
                                                                                                     ------------------
                                                                                                  $        6,000,000
                                                                                                     ==================



       The average balances of short-term borrowings for the years ended December 31, 2001 and 2000 were $9.0 million and $6.0 million, respectively, while the maximum amount outstanding at any month-end during the years ended December 31, 2001 and 2000 was $9.8 million and $6.0 million, respectively. Total interest expense on borrowings for the years ended December 31, 2001 and 2000 was $448,000 and $398,000, respectively.

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


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

       As of December 31, 2001 and 2000, the Company had repurchase agreements of $24,000 and $1,287,000 at a rate of 0.50% and 5.00%, respectively. The average balances of the repurchase agreements for 2001 and 2000 was $1.0 million and $929,000, respectively, and the maximum amount outstanding at any month-end during 2001 and 2000 was $1,556,000 and $3,720,000, respectively. Interest expense on repurchase agreements for 2001 and 2000 was $25,000 and $48,000, respectively.


(8)    Preferred Stock

       In connection with the acquisition of Heritage Bancorp, Inc. on September 1, 2000, the Company issued 1,411,268 shares of Series A Preferred
       Stock, cumulative convertible. Shares of the Preferred stock outstanding at December 31, 2001 and 2000 were 1,364,714 and 1,411,268, respectively. The Series A Preferred Stock has a par value of $1.00 per share and a liquidation preference of $5.00 per share. It is redeemable by the Company at any time on or after March 31, 2004 if the Company's common stock trades at a price above $8.65 for 20 consecutive days at a redemption price of $5.00 per share. Dividends on the Series A Preferred Stock are payable quarterly for a cumulative annual dividend of $0.3625 or 7.25% of the $5.00 liquidation amount, before any dividend is paid on any Cardinal common stock. Holders of Series A Preferred Stock have the right to convert 1 share of Series A Preferred Stock for 0.75 shares of Cardinal common stock at any time. Holders of Series A Preferred Stock have no voting rights except with respect to mergers and similar transactions that affect the Series A Preferred stock.

(9)    Income Taxes


       The Company and its subsidiaries file consolidated tax returns on a calendar-year basis. The Company had no provision for current and deferred income taxes for the years ended December 31, 2001 and 2000, respectively.

       The provision for income taxes is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes and is as follows:

                                                                  2001                2000
                                                            ------------------  -----------------
       Income tax (benefit) at federal corporate rate     $      (4,326,267)   $    (1,350,143)
       Nondeductible expenses                                     2,997,973             90,233
       Change in valuation allowance                              1,328,294          1,259,910
                                                            ------------------  -----------------
                                                          $              --     $           --
                                                            ==================  =================

       The tax benefits of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

                                                                                      2001                2000
                                                                                ------------------  -----------------
       Deferred tax assets:
          Bad debts                                                             $   908,942            $   500,464
          Organization and other costs                                               46,541                 66,632
          Net operating loss carryforwards                                        4,482,286              3,552,745
          Unrealized (gains) losses on investments available-for-sale                95,441                 (1,379)
          Other                                                                     153,640                  1,279
                                                                                -------------          ------------
                        Total gross deferred assets                               5,686,850              4,119,741
       Less valuation allowance                                                  (5,365,285)            (3,940,171)
                                                                                -------------          ------------
                        Net deferred tax assets                                     321,565                179,570
                                                                                -------------          ------------
       Deferred tax liabilities:
          Prepaid expenses                                                          (31,076)               (35,710)
          Depreciation                                                             (154,216)               (94,084)
          Loan origination costs                                                   (135,385)               (49,776)
          Other                                                                        (888)                    --
                                                                                -------------          ------------
                        Total gross deferred tax liabilities                       (321,565)              (179,570)
                                                                                -------------          ------------
       Net deferred tax asset                                                   $        --            $        --
                                                                                =============          ============

       Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as depreciation and amortization are recognized in different periods for financial reporting and tax return purposes. A valuation allowance in the amount of $5,365,000 at December 31, 2001 and $3,940,000 at December 31, 2000 has been established for deferred tax assets as realization is dependent upon generating future taxable income.

       The Company has net operating loss carryforwards of approximately $13.1 million at December 31, 2001 which are available to offset future taxable income. $1.9 million of the net operating loss carryforwards is subject to annual limitation on utilization. The Company's net operating loss carryforwards expire as follows: $1.5 million in 2018, $3.6 million in 2019, $5.1 million in 2020, and $2.9 in 2021.


(10)   Regulatory Matters


       The Company's banking subsidiaries ("the Banks"), as national banks, are subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Banks may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 2001, there were no earnings against which dividends could be paid.

                 CARDINAL FINANCIAL CORPORATIONAND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31,2001 and 2000

       The Banks are required to maintain a minimum average reserve balance with the Federal Reserve Bank. The average amount of the required reserve was $2.5 million for 2001. As members of the Federal Reserve Bank system, the Banks are required to subscribe to shares of $100 par value Federal Reserve Bank stock equal to 6 percent of the Bank's capital and surplus. The Banks are required to pay for one-half of the subscription. The remaining amount is subject to call when deemed necessary by the Board of Governors of the Federal Reserve.

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

       At December 31, 2001, the Company and its subsidiary banks met all regulatory capital requirements. The key measures of capital are: (1) total capital (Tier I capital plus the allowance for loan losses up to certain limitations) as a percent of total risk-weighted assets, (2) Tier I capital (as defined) as a percent of total risk-weighted assets (as defined), and (3) Tier I capital (as defined) as a percent of total assets (as defined).

       As of December 31, 2001                                                                           To Be Well
       (Dollars in thousands)                                                                         Capitalized Under
                                                                                For Capital           Prompt Corrective
                                                          Actual             Adequacy Purposes        Action Provisions
                                                  ------------------------ ----------------------- -------------------------
                                                    Amount       Ratio       Amount      Ratio        Amount         Ratio
                                                  ------------ ----------- ----------- ----------- -------------  ----------
       Total capital to risk weighted assets         $23,333      10.42%     $17,909   *   8.00%      $22,387     *   10.00%
       Tier I capital to risk weighted assets         20,230       9.04%       8,955   *   4.00%       13,432     *    6.00%
       Tier I capital to average assets               20,230       8.57%      10,891   *   4.00%       13,614     *    5.00%

       As of December 31, 2000                                                                            To Be Well
       (Dollars in thousands)                                                                          Capitalized Under
                                                                                For Capital           Prompt Corrective
                                                          Actual             Adequacy Purposes        Action Provisions
                                                  ------------------------ ----------------------- -------------------------
                                                    Amount       Ratio       Amount      Ratio        Amount         Ratio
                                                  ------------ ----------- ----------- ----------- ------------- -----------
       Total capital to risk weighted assets         $36,002      19.94%     $14,443   *   8.00%      $18,053    *    10.00%
       Tier I capital to risk weighted assets         34,102      18.89%       7,221   *   4.00%       10,832    *     6.00%
       Tier I capital to average assets               34,102      17.39%       8,282   *   4.00%       10,35     *     5.00%

* Greater than or equal to


(11)   Related-Party Transactions

       Officers, directors, employees and their related business interests are loan customers in the ordinary course of business. In management's opinion, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other

                 CARDINAL FINANCIAL CORPORATIONAND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            December 31,2001 and 2000

       persons and do not involve more than normal risk of collectibility or present other unfavorable features.

       Analysis of activity for loans to related parties is as follows:

       (Dollars in thousands)                  2001                2000
                                         ------------------   -----------------
       Balance, beginning of year      $          3,308     $         2,876
       New loans                                  1,144                 853
       Loans paid off or paid down               (1,725)               (421)
                                         ------------------   -----------------
       Balance, end of year            $          2,727     $         3,308
                                         ==================   =================




(12)   Loss Per Common Share

       The following is the calculation of basic and diluted loss per common share. Because the Company has net losses, all stock options issued have an anti-dilutive effect and, therefore, have been excluded from the loss per common share calculation.

                                                                       2001                  2000
                                                                 -----------------    ------------------
       Net loss                                               $    (12,724,316)      $      (3,971,008)
       Dividends to preferred shareholders                             503,212                 170,555
                                                                 -----------------    ------------------
       Net loss to common shareholders                             (13,227,528)             (4,141,563)
       Weighted average shares for basic and diluted                 4,258,087               4,246,346
       Basic loss per common share                            $          (3.11)      $           (0.98)
                                                                 =================    ==================
       Diluted loss per common share                          $          (3.11)      $           (0.98)
                                                                 =================    ==================


(13)   Employee Benefit Plan

       The Company established a 401(k) plan in January 1998 for all eligible employees. The Company began to match a portion of employee contributions beginning January 1, 1999. The Company's match for December 31, 2001 and 2000 was $118,000 and $109,000, respectively.

(14)   Director and Employee Stock Compensation Plan

       In 1998, the Company adopted a stock option plan (the "Plan") pursuant to which the Company may grant stock options to employees and members of its holding company and subsidiaries' Board of

                 CARDINAL FINANCIAL CORPORATIONAND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31,2001 and 2000

Directors. The Company has granted options to purchase up to 368,028 shares of common stock as of December 31, 2001.

The Company also granted stock awards to an employee. The stock awards vest ratably over a three year period and are contingent upon continued employment of the individual and other factors as set forth in the agreement. For the years ended December 31, 2001 and 2000, the Company recognized $6,000 and $12,000, respectively, in compensation expense related to the stock awards.

Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Director stock options have 10-year terms and vest and become fully exercisable immediately. Employee stock options have 10-year terms and vest and become fully exercisable after 3 years.

Stock option activity during the years indicated is as follows:

                                                                Weighted
                                                                Average
                                            Number of           Exercise
                                             Shares              Price
                                         -------------      --------------
Balance at December 31, 1999                 180,801            $  13.22

Granted                                       66,886                4.90
Issued at acquisition                         95,534                3.56
Exercised                                     (7,259)               2.92
Forfeited                                    (10,750)               6.21
Expired                                            -                   -
                                         -------------      --------------
Balance at December 31, 2000                 325,212            $   5.74

Granted                                      130,740                4.07
Exercised                                     (2,809)               3.75
Forfeited                                    (85,115)               5.77
Expired                                            -                   -
                                         -------------      --------------
Balance at December 31, 2001                 368,028            $   5.23
                                         =============      ==============

At December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $2.41 - $10.00 and 7.7 years, respectively. At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $2.41 - $7.50 and 8.4 years, respectively. As of December 31, 2001 and 2000, the outstanding options exercisable were 171,793 and 133,075, respectively. The weighted average exercise price for the outstanding options exercisable as of December 31, 2001 and 2000 are $8.76 and $4.63, respectively.

Information pertaining to options outstanding at December 31, 2001 is as follows:

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Comsolidated Financial Statements

                           December 31, 2001 and 2000

                                                Options Outstanding                       Options Exercisable
                                 ------------------------------------------------  -------------------------------
                                                          Weighted Average                 Weighted Average
            Range of                Number           Remaining         Exercise        Number           Exercise
         Exercise Prices           Outstanding    Contractual Life       Price       Exercisable          Price
     -----------------------      -------------  --------------------------------  -------------------------------
     $2.41 - $3.58                      91,701       7.4 years          $ 3.27           91,701          $ 3.27
     $4.22 - $5.50                     125,376       8.5 years            4.77           39,842            4.25
     $6.38 - $7.50                     150,201       7.2 years            6.82           39,500            6.50
     $10.00 - $10.00                       750       6.9 years           10.00              750           10.00
                                  ------------   -----------------------------     ----------------------------
     Outstanding at year end           368,028       7.7 years          $ 5.46          171,793          $ 4.48
                                  ============                         =======     ============================

     At December 31, 2001 and 2000, additional shares available for grant under the Plan were 246,904 and 74,788, respectively. The per share weighted-average fair value of stock options granted during 2001 and 2000 was $2.04 and $2.23, respectively, on the date of grant using the Black Scholes option-pricing model (using an expected volatility over the expected life of the options of 36.3 percent and 33.5 percent, respectively). As of December 31, 2001 the weighted-average assumptions were as follows: expected dividend yield 0.00 percent, risk-free interest rate of 4.90 percent, and an expected life of 10 years. As of December 31, 2000, the weighted-average assumptions were as follows: expected dividend yield 0.00 percent, risk-free interest rate of 6.54 percent, and an expected life of 10 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                    2001              2000
                               --------------    --------------
     Net loss:
        As reported            $ (12,724,316)    $  (3,971,000)
        Pro forma                (12,862,316)       (4,091,000)

     Loss per share:
        As reported                    (3.11)            (0.98)
        Pro forma                      (3.14)            (1.00)

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Comsolidated Financial Statements

                           December 31, 2001 and 2000

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

     Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2001 and 2000 follows:

     Segment Reporting - December 31, 2001

                                       Commercial     Investment                     Intersegment
                                        Banking        Advisory          Other        Elimination      Consolidated
                                     --------------  -------------   ------------   --------------    --------------
       Net interest income           $  9,050,676     $         -    $     25,913    $          -      $  9,076,589
       Provision for loan losses        1,201,406               -               -               -         1,201,406
       Non-interest income              1,210,543       1,946,583         109,533               -         3,266,659
       Non-interest expense            19,221,032       2,033,478       2,611,648               -        23,866,158
                                     ------------     ------------   ------------    ------------      ------------
       Net loss                      $(10,161,219)    $   (86,895)   $ (2,476,202)   $          -      $(12,724,316)
                                     ============     ============   ============    ============      ============

       Total assets                   277,930,308         419,912      23,227,616     (21,994,225)      279,583,611

       Segment Reporting - December 31, 2000
                                       Commercial     Investment                     Intersegment
                                        Banking        Advisory          Other        Elimination      Consolidated
                                     --------------  -------------   ------------   --------------    --------------
       Net interest income           $  5,913,862     $         -    $   496,059     $          -      $  6,409,921
       Provision for loan losses          752,755               -              -                -           752,755
       Non-interest income                573,754       1,515,530         12,210           (3,553)        2,097,941
       Non-interest expense             6,694,546       1,990,297      3,044,825           (3,553)       11,726,115
                                     ------------     ------------   ------------    ------------      ------------
       Net loss                      $   (959,685)    $  (474,767)   $(2,536,556)    $          -      $ (3,971,008)
                                     ============     ============   ============    ============      ============

       Total assets                  $193,641,120     $   175,842    $35,013,763     $(21,782,385)     $207,048,340

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

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

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

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 2001 are collateralized.

     Those instruments represent obligations of the Company to extend credit or guarantee borrowings, therefore, they are not recorded on the consolidated statements of financial condition. The rates and terms of these instruments are competitive with others in the market in which the Company operates. Almost all of these instruments as of December 31, 2001 have floating rates, therefore significantly mitigating the market risk.

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

     (Dollars in thousands)

          Financial instruments whose contract amounts represent potential
             credit risk:                                                          2001         2000
                                                                                ----------   -----------
                  Commitments to extend credit                                  $   56,382   $    45,739
                  Standby letters of credit                                          3,168         3,215
                                                                                ==========   ===========

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

                           December 31, 2001 and 2000

(17)   Disclosures of Fair Value of Financial Instruments

       The assumptions used and the estimates disclosed represent management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management as of December 31, 2001. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management's evaluation of those factors change.

       Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that the Company would realize in a market transaction. Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of the Company's fair value information to that of other financial institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and that because of these uncertainties, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Company.

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

       Loans Held for Sale

       Loans held for sale are valued based on quoted market prices from secondary market investors with commitments to purchase the loans.

       Loans Receivable

       In order to determine the fair market value for loans receivable, the loan portfolio was segmented based on loan type, credit quality and maturities. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on current carrying amounts. The fair values of other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


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

       Commitments

       The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other convenants or requirements. These commitments generally have fixed expiration dates expiring within one year. Many commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of these instruments are competitive with others in the market in which the Company operates. The carrying amounts are reasonable estimates of the fair value of these financial instruments. The carrying amounts of these instruments are zero at December 31, 2001 and 2000.

       Accrued Interest

       The carrying amounts of accrued interest approximate their fair values.

       Fair value of financial instruments as of December 31, 2001 and 2000:

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

                                                                  December 31, 2001
                                                          --------------------------------
                                                            Carrying           Estimated
      (Dollars in thousands)                                 Amount           Fair Value
                                                          ------------       -------------
      Financial assets:
         Cash and cash equivalents                        $     34,459       $      34,459
         Investment securities and other investments            35,415              35,415
         Loans held for sale                                     4,732               4,760
         Loans receivable                                      197,807             200,143
         Accrued interest receivable                             1,090               1,090

      Financial liabilities:
         Demand deposits                                  $     61,739       $      61,739
         Interest checking                                      45,313              45,313
         Money market and statement savings                     28,676              28,676
         Certificates of deposit                               110,296             114,629
         Borrowings                                              9,824               9,824
         Accrued interest payable                                   12                  12



                                                                  December 31, 2000
                                                          --------------------------------
                                                            Carrying           Estimated
      (Dollars in thousands)                                 Amount           Fair Value
                                                          ------------       -------------
      Financial assets:
         Cash and cash equivalents                        $     29,488       $      29,488
         Investment securities and other investments             8,448               8,448
         Loans receivable                                      152,371             152,462
         Accrued interest receivable                             1,059               1,059

      Financial liabilities:
         Demand deposits                                  $     40,943       $      40,943
         Interest checking                                      12,069              12,069
         Money market and statement savings                     25,683              25,683
         Certificates of deposit                                84,676              85,535
         Borrowings                                              7,287               7,287
         Accrued interest payable                                   78                  78


(18)  Parent Company -Only Financial Statements

      The Cardinal Financial Corporation (parent company-only) condensed financial statements are as follows:

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000



              PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION

                           December 31, 2001 and 2000

                             (Dollars in thousands)

                               Assets                        2001       2000
                                                            ------     ------
Cash and cash equivalents                                 $  2,584   $  3,478
Other investments                                               67         84
Investment in subsidiaries                                  17,799     19,341
Premises and equipment, net                                  1,986      2,365
Goodwill and other intangibles                                 668      9,576
Other assets                                                   124        169
                                                            ------     ------

                    Total assets                          $ 23,228   $ 35,013
                                                            ======     ======
                Liabilities and Shareholders' Equity

Total liabilities                                         $  2,604        901

Total shareholders' equity                                $ 20,624   $ 34,112
                                                            ------     ------
                    Total liabilities and shareholders
                    equity                                $ 23,228   $ 35,013
                                                            ======     ======

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


             PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2001 and 2000

                                                     2001              2000
                                                    -----------     ----------
Income:
Interest income                                   $      25,913    $   496,059
Other income                                            109,533         12,210
                                                    -----------     ----------
      Total income                                      135,446        508,269

Expense - General and administrative                 10,875,148      3,044,825
                                                    -----------     ----------
      Net loss before income taxes and equity in
      undistributed earnings of subsidiaries        (10,739,702)    (2,536,556)
Provision for income taxes                                    -              -
Equity in undistributed earnings of subsidiaries     (1,984,614)    (1,434,452)
                                                    -----------     ----------
Net loss                                          $ (12,724,316)   $(3,971,008)
                                                    ===========     ==========

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


             PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2001 and 2000

                             (Dollars in thousands)

                                                                                         2001        2000
                                                                                       --------    --------
Cash flows from operating activities:
     Net loss                                                                          $(12,724)   $ (3,971)
     Adjustments to reconcile net loss to net cash (used in)
             provided by operating activities:
                    Equity in undistributed earnings of subsidiaries                      1,984       1,434
                    Depreciation and amortization and write down of goodwill              9,129         465
                    Increase in other assets and liabilities                              1,754         544
                                                                                       --------    --------
                              Net cash (used in) provided by operating activities           143      (1,528)
                                                                                       --------    --------
Cash flows from investing activities:
     Capital infusions in subsidiaries                                                     (720)       (750)
     Dividends from subsidiary                                                               --       3,000
     Net change in premises and equipment                                                   158         (62)
     Proceeds from sale and redemptions of securities                                        --       2,468
     Proceeds from sale of other investments                                                 17          --
     Cash paid in acquisition                                                                --      (7,726)
                                                                                       --------    --------
                              Net cash used in investing activities                        (545)     (3,070)
                                                                                       --------    --------
Cash flows from financing activities:
     Dividends declared on preferred stock                                                 (503)       (170)
     Stock options exercised                                                                 11          22
                                                                                       --------    --------
                              Net cash used in financing activities                        (492)       (148)
                                                                                       --------    --------
Net decrease in cash and cash equivalents                                                  (894)     (4,746)
Cash and cash equivalents at beginning of year                                            3,478       8,224
                                                                                       --------    --------
Cash and cash equivalents at end of year                                               $  2,584    $  3,478
                                                                                       ========    ========


(19)  Goodwill Impairment

      In 2001, the Company substantially eliminated the goodwill attributable to the purchase of Heritage Bancorp, Inc. The initial investment in Heritage, which was subsequently renamed Cardinal Bank -

                CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


         Potomac, resulted in the Company recording $9.7 million of goodwill at the time of the acquisition. In the fourth quarter of 2001, an evaluation of current year losses and expectations of additional future losses indicated a potential impairment in the Company's investment in Heritage. In compliance with SFAS 121, the Company wrote down goodwill by $8.3 million based upon a valuation obtained from an independent third party consultant.

(20)     Restructuring Costs

         In 2001, the Company announced plans to restructure and merge all of its banking subsidiaries into one central lead bank under the holding company. This decision was made in order to reduce the costs associated with operating multiple banking subsidiaries. In connection with the restructuring, the Company recorded $884,000 of restructuring costs. Included in the total are severance and other employee related costs including contract buyouts, write-downs of leasehold improvements associated with the subleasing of redundant property, liabilities recorded related to the subleased property, and merger costs related to data processing conversions with outside vendors.

                                                                                       Expenses
                                                                          Total         Paid or     Liability at
                                                                      Restructuring     Assets      December 31,
                                                                          Costs       Written Off       2001
                                                                     --------------------------------------------
         Employee termination benefits and contract buyouts           $   395,000       214,000        181,000
         Leasehold write-downs                                            251,000       251,000              -
         Merger expenses                                                  165,000        51,000        114,000
         Sublease liability                                                73,000             -         73,000
                                                                     --------------------------------------------

                                                                      $   884,000       516,000        368,000
                                                                     ============================================


(21)     Other Operating Expenses

         The following shows the composition of operating expenses for the years ended December 31, 2001 and 2000:

                                                    2001              2000
                                               -------------     ------------
              Data processing                   $   957,079       $  560,825
              Stationary and supplies               305,878          344,623
              Brokerage clearing                    370,397          344,978
              Advertising and marketing             367,569          241,225
              Telecommunications                    325,183          253,826
              Other taxes                           269,047          220,902
              Travel and entertainment              163,967          139,212
              Bank operations                       875,390          165,058
              Premises and equipment                246,851          142,137
              Miscellaneous                         464,640          577,513
                                              --------------    -------------
                                               $  4,346,001      $ 2,990,299
                                              ==============    =============

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairfax, Commonwealth of Virginia, on March 29, 2002.

                                            CARDINAL FINANCIAL CORPORATION


                                            By: /s/    Janet A. Valentine
                                            ------------------------------------
                                               Name:   Janet A. Valentine
                                               Title:  Senior Vice President and
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

         In accordance with the Securities and Exchange Act of 1934, this report has been filed below by the following persons in the capacities indicated on March 29, 2002.


Signatures                                       Title
----------                                       -----
/s/___________________________________           President and Chief Executive Officer, Director
     Name: Bernard H. Clineburg

/s/___________________________________           Senior Vice President and Chief Financial Officer
     Name: Janet A. Valentine                    (Principal Financial and Accounting Officer)


/s/___________________________________           Director
     Name: Robert M. Barlow

/s/___________________________________           Director
     Name: Wayne W. Broadwater

/s/___________________________________           Director
     Name: Nancy K. Falck

/s/___________________________________           Director
     Name: Jones V. Isaac

/s/___________________________________           Director
     Name: J. Hamilton Lambert

/s/___________________________________      Director
     Name: Harold E. Lieding

/s/___________________________________      Director
     Name: James D. Russo

/s/___________________________________      Director
     Name: John H. Rust, Jr.

/s/___________________________________      Director
     Name: George P. Shafran

/s/___________________________________      Director
     Name: Kevin P. Tighe