Form 10QSB
period 2002-03-31
CARDINAL FINANCIAL CORP
filed 2002-05-15
CIK 1060523

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                           Commission File No. 0-24557

                         CARDINAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

              Virginia                                           54-1874630
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

             10555 Main Street, Suite 500, Fairfax, Virginia, 22030
                    (Address of principal executive offices)

          Issuer's telephone number including area code: (703) 934-9200

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months Yes X No

On May 14, 2002, there were 10,044,323 shares of Cardinal Financial Corporation Common Stock, par value $1.00 per share, outstanding.

Transitional Small Business Disclosure Format: Yes  No X

                         CARDINAL FINANCIAL CORPORATION

                              INDEX TO FORM 10-QSB

Part I - Financial Information

Item 1. Financial Statements:

     Consolidated Statements of Condition
     March 31, 2002 and December 31, 2001.....................................................     2

     Consolidated Statements of Operations (Unaudited)
     Three Months Ended March 31, 2002 and 2001...............................................     3

     Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
     Three Months Ended March 31, 2002 and 2001...............................................     4

     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
     Three Months Ended March 31, 2002 and 2001...............................................     5

     Consolidated Statements of Cash Flows (Unaudited)
     Three Months Ended March 31, 2002 and 2001...............................................     6

     Notes to Condensed Consolidated Financial Statements.....................................     7


Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.....................................................................    11

Part II -- Other Information

Item 1.  Legal Proceedings....................................................................    22

Item 2.  Changes in Securities................................................................    22

Item 3.  Defaults Upon Senior Securities......................................................    22

Item 4.  Submission of Matters to a Vote of Security Holders..................................    22

Item 5.  Other Information....................................................................    22

Item 6.  Exhibits and Reports on Form 8-K.....................................................    22

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                    (Dollars in thousands, except share data)

                                                                           (Unaudited)
                                                                            March 31,            December 31,
                                Assets                                         2002                  2001
                                                                         ----------------     -------------------
Cash and due from banks                                                  $         11,026   $              11,446
Federal funds sold                                                                 45,201                  23,013
                                                                         ----------------     -------------------

                          Total cash and cash equivalents                          56,227                  34,459

Investment securities available-for-sale                                           69,233                  34,147
Other investments                                                                   1,263                   1,268
Loans held for sale                                                                 1,742                   4,732
Loans receivable, net of fees                                                     195,685                 200,911
Allowance for loan losses                                                          (3,019)                 (3,104)
                                                                         ----------------     -------------------
                                                                                  192,666                 197,807

Premises and equipment, net                                                         4,897                   5,077
Goodwill and other intangibles                                                        653                     668
Accrued interest and other assets                                                   1,720                   1,426
                                                                         ----------------     -------------------
                          Total assets                                   $        328,401   $             279,584
                                                                         ================     ===================
                 Liabilities and Shareholders' Equity

Deposits                                                                 $        299,649   $             246,024
Other borrowed funds                                                                7,000                   9,824
Accrued interest and other liabilities                                              1,995                   3,112
                                                                         ----------------     -------------------

                          Total liabilities                                       308,644                 258,960

Preferred stock, $1 par value, 10,000,000 shares authorized
   Series A preferred stock, cumulative convertible, 1,364,714
   shares outstanding in 2002 and 2001, respectively                                1,365                   1,365
Common stock, $1 par value, 50,000,000 shares authorized,
   4,294,323 shares outstanding in 2002 and 2001, respectively                      4,294                   4,294
Additional paid-in capital                                                         38,488                  38,488
Accumulated deficit                                                               (23,311)                (23,249)
Accumulated other comprehensive loss                                               (1,079)                   (274)
                                                                         ----------------     -------------------

                          Total shareholders' equity                               19,757                  20,624
                                                                         ----------------     -------------------

                          Total liabilities and shareholders' equity     $        328,401   $             279,584
                                                                         ================     ===================

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For the three months ended March 31, 2002 and 2001
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                         2002          2001
                                                                     -----------   -----------
Interest income:
 Loans receivable                                                    $     3,627   $     3,472
 Federal funds sold                                                          154           372
 Investment securities available-for-sale                                    595           105
 Other investments                                                            19            22
                                                                      ----------    ----------
               Total interest income                                       4,395         3,971
Interest expense:
 Deposits                                                                  1,924         1,793
 Other borrowed funds                                                         97           113
                                                                      ----------    ----------
               Total interest expense                                      2,021         1,906
                                                                      ----------    ----------
               Net interest income                                         2,374         2,065
Provision for loan losses                                                      -            57
                                                                      ----------    ----------
               Net interest income after provision for loan losses         2,374         2,008
Non-interest income:
 Service charges on deposit accounts                                         116            88
 Loan service charges                                                         88            70
 Investment fee income                                                       349           411
 Net gain on sales of loans                                                   24             6
 Net gain on sales of assets                                                  39             6
 Other income                                                                180            71
                                                                      ----------    ----------
               Total non-interest income                                     796           652
Non-interest expense:
 Salary and benefits                                                       1,462         1,888
 Occupancy                                                                   361           334
 Professional fees                                                           308           130
 Depreciation                                                                194           178
 Amortization of intangibles                                                  15           177
 Other operating expenses                                                    768           856
                                                                      ----------    ----------
               Total non-interest expense                                  3,108         3,563
                                                                      ----------    ----------
               Net income (loss) before income taxes                          62          (903)
Provision for income taxes                                                     -             -
                                                                      ----------    ----------
Net income (loss )                                                   $        62   $      (903)
                                                                      ==========    ==========
Dividends to preferred shareholders
                                                                             124           128
                                                                      ----------    ----------
Net loss to common shareholders                                      $       (62)  $    (1,031)
                                                                      ==========    ==========
Basic and diluted loss per common share                              $     (0.01)  $     (0.24)
                                                                      ==========    ==========
Weighted-average common shares outstanding                             4,294,323     4,253,162
                                                                      ==========    ==========

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
               For the three months ended March 31, 2002 and 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                     2002           2001
                                                 ----------------------------

                                                  $     62       $   (903)
Net income (loss)
Other comprehensive income (loss):
   Unrealized loss on available-for-sale
        investment securities                         (805)            (7)
                                                 ---------------------------

Comprehensive loss                                $   (743)       $  (910)
                                                 ===========================

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the three months ended March 31, 2002 and 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                        Accumulated
                                                                             Additional                    Other
                                    Preferred  Preferred  Common   Common     Paid-in    Accumulated   Comprehensive
                                      Shares     Stock    Shares    Stock     Capital      Deficit     Income (Loss)    Total
                                    ---------  ---------  ------   -------   ----------  -----------   -------------   --------
Balance, December 31, 2000            1,411     $ 1,411   4,253    $ 4,253    $ 38,466   $  (10,022)   $          4    $ 34,112

Accrual of stock award                   --          --      --         --           6           --              --           6

Dividends on preferred stock             --          --      --         --          --         (128)             --        (128)

Change in unrealized gain (loss) on
 investment securities
 available-for-sale                      --          --      --         --          --           --              (7)         (7)

Net loss                                 --          --      --         --          --         (903)             --        (903)
                                    ------------------------------------------------------------------ --------------- --------
Balance, March 31, 2001               1,411     $ 1,411   4,253    $ 4,253    $ 38,472   $  (11,053)   $         (3)   $ 33,080
===============================================================================================================================

Balance, December 31, 2001            1,365     $ 1,365   4,294    $ 4,294    $ 38,488   $  (23,249)   $       (274)   $ 20,624

Dividends on preferred stock             --          --      --         --          --         (124)             --        (124)

Change in unrealized gain (loss) on
 investment securities
 available-for-sale                      --          --      --         --          --           --            (805)       (805)

Net income                               --          --      --         --          --           62              --          62
                                    ------------------------------------------------------------------ -------------- ---------
Balance, March 31, 2002               1,365     $ 1,365   4,294    $ 4,294    $ 38,488   $  (23,311) $       (1,079)   $ 19,757
===============================================================================================================================

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001
                             (Dollars in thousands)
                                   (Unaudited)

Cash flows from operating activities:
  Net income (loss)                                                                           $        62    $      (903)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
                Depreciation                                                                          194            178
                Amortization of intangibles, premiums and discounts                                   118            184
                Provision for loan losses                                                              --             57
                Originations of loans held for sale                                                (4,369)            --
                Proceeds from the sale of loans held for sale                                       7,359             --
                Gain on sale of loans held for sale                                                   (24)            --
                Gain on sale of other investments                                                     (39)            (5)
                (Increase) decrease in accrued interest and other assets                             (294)           136
                Increase (decrease) in accrued interest and other liabilities                      (1,117)           204
                Compensation related to stock awards                                                   --              6
                                                                                              -----------    -----------
                                     Net cash provided by (used in) operating activities            1,890           (143)
                                                                                              -----------    -----------
Cash flows from investing activities:
  Purchase of premises and equipment                                                                  (14)          (324)
  Proceeds from sale of premises and equipment                                                         --             12
  Proceeds from sale, maturity and call of investment securities available-for-sale                   250             --
  Proceeds from sale of other investments                                                             188             --
  Purchase of investment securities available-for-sale                                            (37,664)            --
  Purchase of other investments                                                                      (183)          (108)
  Redemptions of investment securities available-for-sale                                           1,420          3,246
  Net (increase) decrease in loans receivable                                                       5,204        (12,530)
                                                                                              -----------    -----------
                                                                                                  (30,799)        (9,704)
                                     Net cash used in investing activities                    -----------    -----------

Cash flows from financing activities:
  Net increase in deposits                                                                         53,625         24,563
  Net increase (decrease) in other borrowed funds                                                  (2,824)         3,563
  Dividends on preferred stock                                                                       (124)          (128)
                                                                                              -----------    -----------
                                                                                                   50,677         27,998
                                     Net cash provided by financing activities                -----------    -----------

Net increase in cash and cash equivalents                                                          21,768         18,151
Cash and cash equivalents at beginning of period                                                   34,459         29,488
                                                                                              -----------    -----------
Cash and cash equivalents at end of period                                                    $    56,227    $    47,639
                                                                                              ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid during period for interest                                                        $     1,942    $     1,900
                                                                                              ===========    ===========

See accompanying notes to consolidated financial statements.

                 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

Note 1
------

Organization

Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly-owned subsidiaries. In addition to Cardinal Bank, N.A. which began operations in 1998, the Company opened the following three subsidiaries in 1999; Cardinal Wealth Services, Inc., an investment subsidiary (as of February 1, 1999); Cardinal Bank - Manassas/Prince William, N.A. (as of July 26, 1999); and Cardinal Bank - Dulles, N.A. (as of August 2, 1999). On September 1, 2000, the Company completed its acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank, headquartered in McLean, Virginia. The Heritage Bank was renamed and became the Company's fourth banking subsidiary, Cardinal Bank - Potomac. On November 1, 2001, the Company consolidated two of its banking subsidiaries, Cardinal Bank - Dulles, N.A. and Cardinal Bank - Potomac into Cardinal Bank, N.A. On March 1, 2002, the Company consolidated Cardinal Bank - Manassas/ Prince William, N.A. into Cardinal Bank, N.A., now the Company's only banking subsidiary.

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note 2
------

Segment Disclosures

The Company operates and reports in two business segments, banking and investment advisory services. The banking segment includes both commercial and consumer lending and provides customers products such as commercial loans, real estate loans, other business financing and consumer loans. In addition, this segment also provides customers with several choices of deposit products, including demand deposit accounts, savings accounts and certificates of deposit. The investment advisory services segment provides advisory services to businesses and individuals, including financial planning and retirement/estate planning.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2002 and 2001 follows:

For the Three Months Ended March 31, 2002:

                                         Investment   Intersegment
(Dollars in thousands)       Banking      Advisory    Elimination       Other     Consolidated
                          --------------------------------------------------------------------
Net interest income         $   2,372    $        -    $        -    $        2     $    2,374
Provision for loan losses           -             -             -             -              -
Non-interest income               355           350             -            91            796
Non-interest expense            2,279           467             -           362          3,108
                          --------------------------------------------------------------------
Net income (loss)           $     448    $     (117)   $        -    $     (269)    $       62
                          ====================================================================
Total Assets                $ 326,785    $      341    $  (21,013)   $   22,288     $  328,401

For the Three Months Ended March 31, 2001:

                                         Investment   Intersegment
(Dollars in thousands)       Banking      Advisory    Elimination       Other     Consolidated
                          --------------------------------------------------------------------
Net interest income         $   2,049    $        -    $        -    $       16     $    2,065
Provision for loan losses          57             -             -             -             57
Non-interest income               243           413             -            (4)           652
Non-interest expense            2,549           509             -           505          3,563
                          --------------------------------------------------------------------
Net loss                    $    (314)   $      (96)   $        -    $     (493)    $     (903)
                          ====================================================================
Total Assets                $ 221,423    $      200    $  (21,123)   $   33,846     $  234,346

The Company does not have operating segments other than those reported. Parent Company financial information is included in the Other category above and represents the overhead function rather than an operating segment. Parent Company's net interest income is comprised of interest income from federal funds sold and investment securities.

Note 3
------

Loss Per Common Share

The following discloses the calculation of basic and diluted loss per common share for the three months ended March 31, 2002 and 2001. Because the Company has net losses to common shareholders, all stock options issued to date have an anti-dilutive effect and, therefore, have been excluded from the loss per common share calculation. Stock options outstanding as of March 31, 2002 are 361,538.

(Dollars in thousands)                                  Three Months Ended March 31,
                                                            2002             2001
Net income (loss)                                       $        62      $      (903)

Dividends to preferred shareholders                             124              128

Net loss to common shareholders                                 (62)          (1,031)

Weighted average common shares for basic and diluted      4,294,323        4,253,162

Basic and diluted loss per common share                 $     (0.01)     $     (0.24)

Note 4
------

Adoption of New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be evaluated at least annually for impairment by comparing their fair values with their recorded amounts and is written down when appropriate. SFAS No. 142 requires that other intangible assets that have been separately identified and accounted for continue to be amortized over a determinable useful life. SFAS No. 142 also requires disclosure of the changes in the carrying amounts of goodwill from period to period, the carrying amounts of intangibles assets by major intangible asset class for those subject to and not subject to amortization, and the estimated intangible asset amortization expense for the next five years. The Company adopted SFAS No. 142 as of January 1, 2002, and, therefore, discontinued the amortization of goodwill on January 1, 2002. The Company has not yet evaluated impairment of goodwill under SFAS No. 142. However, the Company does not anticipate that an evaluation of goodwill under this statement will result in impairment of the goodwill. Information on the Company's intangible assets is contained in the following table.

                                                    March 31, 2002                  December 31, 2001
                                          ----------------------------------------------------------------
                                              Gross         Accumulated           Gross       Accumulated
(Dollars in thousands)                    Carrying Value    Amortization     Carrying Value   Amortization
                                          ----------------------------------------------------------------
Amortizable core deposit intangible       $          102    $        (95)    $          102    $      (80)
Unamortizable goodwill (1)                           646               -                646             -

                                                            Core Deposit
Amortization expense:                                        Intangible        Goodwill
                                                            -----------------------------
Three months ended March 31, 2002                           $         15     $          -
Three months ended March 31, 2001                                     15              162

Estimated amortization expense:
Nine months ended December 31, 2002                         $          7     $          -
For the years ended December 31,
                                      2003                             -                -
                                      2004                             -                -
                                      2005                             -                -
                                      2006                             -                -
                                      2007                             -                -

                                                             Three months ended March 31,
                                                                2002             2001
                                                            -----------------------------
Reported net loss to common shareholders                    $        (62)    $     (1,031)
Add: goodwill amortization, net of tax                                 -              162
                                                            -----------------------------
Adjusted net income                                                  (62)            (869)

Reported basic and diluted loss per share                   $      (0.01)    $      (0.24)
Add: goodwill amortization per share, net of tax                       -             0.04
                                                            -----------------------------
Adjusted basic and diluted loss per share                   $      (0.01)    $      (0.20)

1)  In December 2001, the Company wrote down goodwill by $8.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of March 31, 2002 and December 31, 2001 and results of operations for the three months ended March 31, 2002 and March 31, 2001. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

Financial Condition

Total assets of the Company were $328.4 million at March 31, 2002 compared to $279.6 million at December 31, 2001. This represents an increase of $48.8 million or 17.5% and is primarily due to increased deposit generation. Investment securities available-for-sale increased by $35.9 million to $69.2 million at March 31, 2002 compared to $34.1 million at December 31, 2001 (see Table 1 for details of the investment securities available-for-sale portfolio). Loans receivable, net of fees, decreased $5.2 million to $195.7 million at March 31, 2002 from $200.9 million at December 31, 2001 (see Table 2 for loan portfolio details). Total deposits increased $53.6 million to $299.6 million at March 31, 2002 compared to $246.0 million at December 31, 2001 (see Table 3 for certificates of deposit of $100,000 or more), and total borrowings decreased $2.8 million to $7.0 million at March 31, 2002 from $9.8 million at December 31, 2001. Deposits increased primarily in retail money market accounts and certificates of deposit due to increased advertising and marketing. Total cash and cash equivalents increased to $56.2 million at March 31, 2002 from $34.5 million at December 31, 2001. The increase in cash and cash equivalents was primarily the result of increased deposit balances not yet deployed as loans or securities at March 31, 2002. Shareholders' equity at March 31, 2002 was $19.8 million compared to $20.6 million at December 31, 2001. The decrease is due to the change in the unrealized loss on the increased investment securities portfolio and dividends on preferred stock partially offset by net income for the period. Book value per common share on March 31, 2002 was $3.01 compared to $3.21 on December 31, 2001.

Results of Operations

Net income for the three months ended March 31, 2002 was $62,000, an improvement of $965,000 as compared to a net loss of $903,000 for the three months ended March 31, 2001. Dividends to preferred shareholders were $124,000 and $128,000 for the three months ended March 31, 2002 and 2001, respectively. Net loss to common shareholders for the three months ended March 31, 2002 was $62,000 as compared to a loss of $1,031,000 for the three months ended March 31, 2001. Basic and diluted loss per common share decreased $0.23 per common share to $0.01 from $0.24 per common share for the three months ended March 31, 2002 and 2001, respectively. The improvement in earnings per share was primarily due to an increase in net interest income in the first quarter of 2002 compared to the same period in 2001 as well as reduced non-interest expenses. Return on average assets and return on average equity for the three months ended March 31, 2002 were 0.08% and 1.19%, respectively. For the three months ended March 31, 2001, return on average assets and return on average equity were -1.67% and -10.69%, respectively.

Net interest income is the Company's primary source of revenue and represents the difference between interest and fees earned on interest-bearing assets and the interest paid on deposits and other interest-bearing liabilities. Net interest income for the three months ended March 31, 2002 was $2.4 million compared to $2.1 million for the three months ended March 31, 2001, an increase of 14.3%.

The Company's net interest margin for the three months ended March 31, 2002 was 3.31% compared to 4.30% for the three months ended March 31, 2001. The decrease in the margin can be attributed to the change in the mix of earning assets and interest-bearing liabilities and the adjustment to the 325 basis point drop in interest rates from March 2001 to March 2002. Tables 4 and 5 presents an analysis of average interest-earning assets, interest-bearing liabilities and demand deposits with the related components of interest income and interest expense.

There was no provision for loan losses for the three months ended March 31, 2002 as compared to a provision of $57,000 for the three months ended March 31, 2001. The decrease in provision is primarily the result of the $5.2 million decrease in loan balances from December 31, 2001 to March 31, 2002. The allowance for loan losses at March 31, 2002 was $3.0 million compared to $3.1 million at December 31, 2001. The ratio of the allowance for loan losses to total loans at March 31, 2002 was 1.53% compared to a ratio of 1.55% at December 31, 2001. Tables 6 and 7 reflect the components and the allocation of the allowance for loan losses.

Non-interest income for the three months ended March 31, 2002 was $796,000 compared to $652,000 for the three months ended March 31, 2001. The 22.1% increase in non-interest income was primarily due to increases of $46,000 in service charges on deposits and loans as a result of increased activity and accounts and an increase of $88,000 in rental income from the subleases of excess space in various locations.

Non-interest expense for the three months ended March 31, 2002 totaled $3.1 million compared to $3.6 million for the three months ended March 31, 2001. The decreases in expenses were primarily due to the merger of the four banking subsidiaries and the reductions in related staffing and operational expenses. The final merger was completed on March 1, 2002, and salaries and benefits decreased $426,000 for the quarter ended March 31, 2002 as compared to the same period of 2001. Data processing expenses increased $72,000 due to the Company's growth. Contributing to the 12.8% decrease in non-interest expenses for the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001 was the decrease in amortization of intangibles of $162,000 due to the adoption of SFAS No. 142.

Business Segment Operations

The Company provides a diversified selection of banking and non-banking financial services and products through its subsidiaries. Management operates and reports the results of the Company's operations through two business segments - banking and investment advisory services.

Banking

The banking segment provides comprehensive banking services to small businesses and individuals through multiple delivery channels. Services through our banking subsidiary include commercial and consumer lending, deposit products, direct banking via the internet and telephone and the funding of small business receivables through the Business Manager product.

For the three months ended March 31, 2002 the commercial banking segment had net income of $448,000 compared to a net loss of $314,000 for the three months ended March 31, 2001. As of March 31, 2002 total assets were $326.8 million, loans receivable, net of fees, were $195.7 million and deposits were $299.6 million. As of March 31, 2001, total assets were $221.4 million, loans receivable, net of fees, were $166.8 million and deposits were $187.9 million.

Investment Advisory Services

The investment advisory services segment provides financial and estate planning services utilizing a host of products provided through a strategic alliance with Legg Mason Financial Partners, a wholly owned subsidiary of Legg Mason, Inc. Operations for this segment began February 1, 1999.

For the three months ended March 31, 2002, the investment advisory services segment had a net loss of $117,000. As of March 31, 2002, total assets were $341,000 and total assets under management were $130.4 million. For the three months ended March 31, 2001, the net loss was $96,000. As of March 31, 2001, total assets were $200,000 and total assets under management were $110.8 million. Fee income for the three months ended March 31, 2002 decreased as compared to the same three month period of 2001 due primarily to reduced transaction activity.

Capital Resources

Shareholders' equity at March 31, 2002 was $19.8 million compared to $20.6 million at December 31, 2001. The reduction in equity was primarily the change in unrealized loss on investment securities available-for-sale for the quarter ended March 31, 2002. The dividends on preferred stock, which additionally reduced equity, were partially offset by net income. At March 31, 2002, the Company's tier 1 and total risk-based capital ratios were 9.0% and 10.4%, respectively. At December 31, 2001, the Company's tier 1 and total risk-based capital ratios were 9.0% and 10.4%, respectively. Table 8 shows additional information on the Company's capital resources. Subsequent to March 31, 2002, on May 14, 2002 we closed a rights offering to our shareholders of 2,437,354 shares of common stock at $3.25 per share and a public offering of 3,312,646 additional shares of common stock at $3.50 per share. The net proceeds of the offerings were approximately $18.5 million. As a result of the completion of the offerings, we are better capitalized and we believe well-positioned to execute our strategic plan.

Liquidity

Liquidity provides the Company with the ability to meet normal deposit withdrawals while also providing for the credit needs of customers. At March 31, 2002, cash and cash equivalents and investment securities available-for-sale totaled $125.5 million or 38.2% of total assets compared to $68.6 million or 24.5% of total assets at December 31, 2001. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

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

The data in Table 9 reflects re-pricing or expected maturities of various assets and liabilities as of March 31, 2002. This "gap" analysis represents the difference between interest sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar re-pricing characteristics will re-price at the same time and to the same degree.

Forward Looking Statements and Risk Factors

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 31E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan, " "foresee" or other words or phrases of similar import. Similarly, statements that describe our future financial condition or results of operations, objectives, strategies, plans, goals or future performance and business also are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described below, that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur.

Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and could adversely affect our future financial performance, include those referred to in our Annual Report on 10-KSB.

Table 1.

                 Cardinal Financial Corporation and Subsidiaries
                    Investment Securities Available-for-Sale
                   As of March 31, 2002 and December 31, 2001
                             (Dollars in thousands)

                                                                                 Amortized      Fair       Unrealized      Average
As of March 31, 2002                                                 Par Value     Cost         Value      Gain/(Loss)      Yield
                                                                     -------------------------------------------------------------
U.S. government agencies and enterprises
    One to five years                                                $  5,510    $   5,496    $   5,396    $   (100)          4.52%
    Five to ten years                                                   3,500        3,511        3,482         (29)          4.86%
-----------------------------------------------------------------------------------------------------------------------------------
                    Total U.S. government agencies                   $  9,010    $   9,007    $   8,878    $   (129)          4.65%
-----------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
    Within one year                                                  $  1,054    $   1,063    $   1,050    $    (13)          3.98%
    One to five years                                                  28,269       28,826       28,516        (310)          5.35%
    Five to ten years                                                  12,173       12,400       12,239        (161)          5.61%
    After ten years                                                     7,799        7,871        7,737        (134)          6.08%
-----------------------------------------------------------------------------------------------------------------------------------
                    Total mortgage-backed securities                 $ 49,295    $  50,160    $  49,542    $   (618)          5.50%
-----------------------------------------------------------------------------------------------------------------------------------

Corporate bonds
    One to five years                                                $ 10,600    $  10,895    $  10,563    $   (332)          5.57%
-----------------------------------------------------------------------------------------------------------------------------------
                    Total corporate bonds                            $ 10,600    $  10,895    $  10,563    $   (332)          5.57%
-----------------------------------------------------------------------------------------------------------------------------------

Treasury bonds
    Within one year                                                  $    250    $     250    $     250    $      -           1.62%
-----------------------------------------------------------------------------------------------------------------------------------
                    Total treasury bonds                             $    250    $     250    $     250    $      -           1.62%
-----------------------------------------------------------------------------------------------------------------------------------

                    Total investment securities available-for-sale   $ 69,155    $  70,312    $  69,233    $ (1,079)          5.38%
                                                                     ==============================================================


                                                                                 Amortized      Fair       Unrealized      Average
As of December 31, 2001                                              Par Value     Cost         Value      Gain/(Loss)      Yield
                                                                     --------------------------------------------------------------
U.S. government agencies and enterprises
    One to five years                                                   3,000        2,985        2,950         (35)          4.15%
    Five to ten years                                                   1,500        1,516        1,508          (8)          4.67%
-----------------------------------------------------------------------------------------------------------------------------------
                    Total U.S. government agencies                   $  4,500    $   4,501    $   4,458    $    (43)          4.32%
-----------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
    Within one year                                                       182          182          183           1           2.55%
    One to five years                                                  11,210       11,456       11,383         (73)          5.22%
    Five to ten years                                                   5,804        5,927        5,865         (62)          5.79%
    After ten years                                                     4,849        4,965        4,926         (39)          5.96%
-----------------------------------------------------------------------------------------------------------------------------------
                    Total mortgage-backed securities                 $ 22,045    $  22,530    $  22,357    $   (173)          5.51%
-----------------------------------------------------------------------------------------------------------------------------------

Corporate bonds
    One to five years                                                   6,000        6,154        6,114         (40)          5.42%
    Five to ten years                                                   1,000          986          969         (17)          6.98%
-----------------------------------------------------------------------------------------------------------------------------------
                    Total corporate bonds                            $  7,000    $   7,140    $   7,083    $    (57)          5.64%
-----------------------------------------------------------------------------------------------------------------------------------

Treasury bonds
    Within one year                                                       250          250          249          (1)          1.87%
-----------------------------------------------------------------------------------------------------------------------------------
                    Total treasury bonds                             $    250    $     250    $     249          (1)          1.87%
-----------------------------------------------------------------------------------------------------------------------------------
                    Total investment securities available-for-sale   $ 33,795    $  34,421    $  34,147    $   (274)          5.36%
                                                                     ==============================================================

Table 2.

                 Cardinal Financial Corporation and Subsidiaries
                                Loans Receivable
                   As of March 31, 2002 and December 31, 2001
                             (Dollars in thousands)

                                                        March 31,                   December 31,
                                                           2002                         2001
                                               -----------------------------  ------------------------
               Commercial                      $     51,751        26.44%     $    57,665      28.71%
               Real estate - commercial              87,957        44.95%          87,116      43.37%
               Real estate - construction             5,887         3.01%           6,397       3.18%
               Real estate - residential             13,937         7.12%          14,469       7.20%
               Home equity lines                     22,908        11.71%          21,299      10.60%
               Consumer                              13,250         6.77%          13,941       6.94%
                                               -----------------------------  ------------------------

               Gross loans                     $    195,690       100.00%     $   200,887     100.00%

               Add: unearned income, net                 (5)                           24
               Less: allowance for loan losses       (3,019)                       (3,104)
                                               ------------                   -----------

               Total loans, net                $    192,666                   $   197,807
                                               ============                   ===========

Table 3.

                 Cardinal Financial Corporation and Subsidiaries
                   Certificates of Deposit of $100,000 or More
                              As of March 31, 2002
                             (Dollars in thousands)

                                                                      March 31,
                                                                        2002

                                               -------------------------------------------------------
Maturities:
Three months or less                           $      7,870
Over three months through six months                  9,665
Over six months through twelve months                20,510
Over twelve months                                   22,948
                                               ------------------------------------------------------
                                               $     60,993
                                               =======================================================

Table 4.
                Cardinal Financial Corporation and Subsidiaries
Average Balance Sheets and Interest Rates on Earning Assets and Interest -
                               Bearing Liabilities
            For the Three Months Ended March 31, 2002, 2001 and 2000
                             (Dollars in thousands)

                                                                          2002                                  2001
                                                                           Interest                              Interest
                                                           Average         Income/                 Average       Income/
                                                           Balance         Expense       Rate      Balance       Expense       Rate
                                                         --------------------------------------   ----------------------------------

Assets
Interest-earning assets:
 Loans:
      Commercial                                         $      54,760   $        964     7.04%   $     47,488     $  1,109    9.34%
      Real estate - commercial                                  86,345          1,744     8.08%         58,030        1,286    8.86%
      Real estate - construction                                 5,967             93     6.23%          5,086          126    9.91%
      Real estate - residential                                 17,655            357     8.08%         17,227          352    8.17%
      Home equity lines                                         21,615            226     4.24%         15,628          319    8.16%
      Consumer                                                  13,605            243     7.14%         14,293          280    7.84%
                                                         ----------------------------             -------------------------
           Total loans                                         199,947          3,627     7.26%        157,752        3,472    8.80%
                                                         ----------------------------             -------------------------

 Investment securities available for sale                       47,731            595     4.99%          5,575          105    7.53%
 Other investments                                               1,194             19     6.37%          1,460           22    6.03%
 Federal funds sold                                             37,961            154     1.63%         27,244          372    5.54%
                                                         ----------------------------             -------------------------
 Total interest-earning assets and interest income             286,833          4,395     6.13%        192,031        3,971    8.27%
                                                                         ============                              ========

Non-interest earning assets:
Cash and due from banks                                         13,280                                   8,834
Premises and equipment, net                                      5,015                                   5,629
Goodwill and other intangibles                                     663                                   9,516
Accrued interest and other assets                                1,173                                   1,663
Allowance for loan losses                                       (3,103)                                 (1,962)
                                                         -------------                            ------------
Total assets                                             $     303,861                            $    215,711
                                                         =============                            ============

Liabilities and Shareholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:
      Interest checking                                         69,762            516     3.00%         12,783           63    1.98%
      Money markets                                             25,947            133     2.08%         23,268          235    4.05%
      Statement savings                                          4,294             13     1.24%          4,251           31    2.92%
      Certificates of deposit                                  115,538          1,262     4.44%         93,338        1,464    6.29%
                                                         ----------------------------             -------------------------
           Total interest - bearing deposits                   215,541          1,924     3.62%        133,640        1,793    5.37%
                                                         ----------------------------             -------------------------

Other borrowed funds                                             9,398             97     4.12%          7,550          113    5.99%
                                                         ----------------------------             -------------------------
Total interest-bearing liabilities and interest expense        224,939          2,021     3.64%        141,190        1,906    5.47%
                                                                         ============                              ========

Noninterest-bearing liabilities:
Demand deposits                                                 55,985                                  38,126
Other liabilities                                                2,308                                   2,593
Preferred shareholders' equity                                   6,825                                   7,057
Common shareholders' equity                                     13,804                                  26,745
                                                         -------------                            ------------
Total liabilities and shareholders' equity               $     303,861                            $    215,711
                                                         =============                            ============

Net interest income and net interest margin                              $      2,374     3.31%                    $  2,065    4.30%
                                                                         ------------                              --------

                                                                           2000
                                                                          Interest
                                                           Average        Income/
                                                           Balance        Expense       Rate
                                                         --------------------------------------
Assets
Interest-earning assets:
 Loans:
      Commercial                                         $      23,652   $        520     8.79%
      Real estate - commercial                                  22,935            478     8.34%
      Real estate - construction                                 1,022             27    10.57%
      Real estate - residential                                 12,955            246     7.60%
      Home equity lines                                          4,258             87     8.17%
      Consumer                                                   9,288            172     7.41%
                                                         ----------------------------
           Total loans                                          74,110          1,530     8.26%
                                                         ----------------------------

 Investment securities available for sale                        4,700             72     6.13%
 Other investments                                               1,016             15     5.91%
 Federal funds sold                                             15,789            287     7.27%
                                                         ----------------------------
 Total interest-earning assets and interest income              95,615          1,904     7.97%
                                                                         ============

Non-interest earning assets:
Cash and due from banks                                          6,735
Premises and equipment, net                                      4,371
Goodwill and other intangibles                                       -
Accrued interest and other assets                                  758
Allowance for loan losses                                         (771)
                                                         -------------
Total assets                                             $     106,708
                                                         =============

Liabilities and Shareholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:
      Interest checking                                          3,306             19          2.31%
      Money markets                                             10,884             96          3.54%
      Statement savings                                            624              5          3.21%
      Certificates of deposit                                   38,169            535          5.62%
                                                         ----------------------------
           Total interest - bearing deposits                    52,983            655          4.96%
                                                         ----------------------------

Other borrowed funds                                             6,000             96          6.42%

                                                         ----------------------------
Total interest-bearing liabilities and interest expense         58,983            751          5.11%
                                                                         ============

Noninterest-bearing liabilities:
Demand deposits                                                 16,454
Other liabilities                                                  856
Preferred shareholders' equity                                       -
Common shareholders' equity                                     30,415
                                                         -------------
Total liabilities and shareholders' equity               $     106,708
                                                         =============

Net interest income and net interest margin                              $      1,153           4.82%
                                                                         ------------

Table 5.
                 Cardinal Financial Corporation and Subsidiaries
                 Rate and Volume Analysis (Tax Equivalent Basis)
                             (Dollars in thousands)

                                                      Three Months Ended March 31,         Three Months Ended March 31,
                                                         2002 Compared to 2001                 2001 Compared to 2000
                                                    Average     Average     Increase     Average    Average      Increase
                                                    Volume       Rate      (Decrease)    Volume      Rate        (Decrease)
                                                 --------------------------------------  ---------------------------------
Interest income:

 Loans:
       Commercial                                $     170    $     (315)    $  (145)    $   524   $      65    $      589
       Real estate - commercial                        627          (169)        458         731          77           808
       Real estate - construction                       22           (55)        (33)        107          (8)           99
       Real estate - residential                         9            (4)          5          81          25           106
       Home equity lines                               122          (215)        (93)        232          (0)          232
       Consumer                                        (13)          (24)        (37)         93          15           108
                                                 -------------------------------------------------------------------------
            Total loans                                937          (782)        155       1,768         174         1,942
                                                 -------------------------------------------------------------------------

 Investment securities available for sale              794          (304)        490          13          20            33
 Other investments                                      (4)            1          (3)          7           0             7
 Federal funds sold                                    146          (364)       (218)        205        (116)           89

                                                 -------------------------------------------------------------------------
       Total interest income                         1,873        (1,449)        424       1,993          78         2,071

Interest expense:

Interest - bearing deposits:
       Interest checking                               278           175         453          54         (10)           44
       Money markets                                    27          (129)       (102)        109          30           139
       Statement savings                                 0           (18)        (18)         29          (3)           26
       Certificates of deposit                         326          (528)       (202)        773         156           929
                                                 -------------------------------------------------------------------------
            Total interest - bearing deposits          631          (500)        131         965         173         1,138
                                                 -------------------------------------------------------------------------

Other borrowed funds                                    28           (44)        (16)         25          (8)           17

       Total interest expense                          659          (544)        115         991         164         1,155
                                                 -------------------------------------------------------------------------
Net interest income                              $   1,214    $     (905)    $   309     $ 1,002   $     (86)   $      916
                                                 =========================================================================

Table 6.

                 Cardinal Financial Corporation and Subsidiaries
                            Allowance for Loan Losses
               For the Three Months Ended March 31, 2002 and 2001
                             (Dollars in thousands)

                                                           2002         2001
                                                        -----------  -----------
Beginning balance, January 1                            $     3,104  $     1,900

Provision for loan losses                                         -           57

Transfer to bank's liability on unfunded commitments             74            -

Loans charged off:
           Commercial                                             -            -
           Real estate - commercial                               -            -
           Real estate - construction                             -            -
           Real estate - residential                              -            -
           Home equity lines                                      -            -
           Consumer                                              11            -
--------------------------------------------------------------------------------
           Total loans charged off                               11            -

Recoveries:
           Commercial                                             -            -
           Real estate - commercial                               -            -
           Real estate - construction                             -            -
           Real estate - residential                              -            -
           Home equity lines                                      -            -
           Consumer                                               -            -
--------------------------------------------------------------------------------
           Total recoveries                                       -            -

Net charge-offs                                                 (11)           -

Ending balance                                          $     3,019  $     1,957
================================================================================

                                                          March 31,      December 31,    March 31,
Loans:                                                      2002             2001           1999
                                                        -------------    ------------    ----------
           Balance at period end                        $     197,433    $    200,887    $   21,760
           Allowance for loan losses to
           period end loans receivable                           1.53%           1.55%         1.29%

Table 7.

                 Cardinal Financial Corporation and Subsidiaries
                   Allocation of the Allowance for Loan Losses
                   As of March 31, 2002 and December 31, 2001
                             (Dollars in thousands)

                                         March 31,       December 31,
                                            2002             2001
                                    ----------------  -----------------


Commercial                          $ 1,144    26.44% $  1,149    28.71%
Real estate - commercial              1,207    44.95%    1,270    43.37%
Real estate - construction               61     3.01%       34     3.18%
Real estate - residential                91     7.12%       98     7.20%
Home equity lines                       183    11.71%      176    10.60%
Consumer                                333     6.77%      377     6.94%
                                    -----------------------------------

Total allowance for loan losses     $ 3,019 $ 100.00%    3,104   100.00%
                                    ===================================

Table 8.

                 Cardinal Financial Corporation and Subsidiaries
                               Capital Components
                   As of March 31, 2002 and December 31, 2001
                             (Dollars in thousands)

                                                                                              To Be Well
                                                                                          Capitalized Under
                                                                      For Capital         Prompt Corrective
                                                 Actual            Adequacy Purposes      Action Provisions
                                         ---------------------------------------------------------------------
                                           Amount       Ratio     Amount     Ratio      Amount       Ratio
                                           ------       -----     ------     -----      ------       -----
As of March 31, 2002

Total capital to risk-weighted assets    $  23,767      10.40%   $ 19,362  ****8.00%   $ 24,203    ****10.00%

Tier I capital to risk-weighted assets      20,675       9.04%      9,681  ****4.00%     14,522    **** 6.00%

Total capital to average assets             20,675       6.80%     12,154  ****4.00%     12,102    **** 5.00%

--------------------------------------------------------------------------------------------------------------

As of December 31, 2001

Total capital to risk-weighted assets    $  23,333      10.42%   $ 17,909  ****8.00%   $ 22,387    ****10.00%

Tier I capital to risk-weighted assets      20,230       9.04%      8,955  ****4.00%     13,432    **** 6.00%

Total capital to average assets             20,230       8.57%     10,891  ****4.00%     13,614    **** 5.00%

**** is greater than or equal to

Table 9.

                 Cardinal Financial Corporation and Subsidiaries
                     Interest Rate Sensitivity Gap Analysis
                              As of March 31, 2002
                             (Dollars in thousands)

                                               -----------------------------------------------------------------------------
                                               Immediate       2-90      91-180    181-365       1-3        Over 3
                                               Repricing       Days       Days       Days       Years       Years      TOTAL
----------------------------------------------------------------------------------------------------------------------------
                      Assets
----------------------------------------------------------------------------------------------------------------------------
Investment securities - AFS                            -       4,287      2,892      4,892      17,794      39,368    69,233
----------------------------------------------------------------------------------------------------------------------------
Federal funds sold                                45,201           -          -          -           -           -    45,201
----------------------------------------------------------------------------------------------------------------------------
Loans
Commercial & industrial                           33,305       3,841      3,754      4,220      37,248      54,113   136,481
Residential                                        7,447         122        100        262       4,417       3,410    15,758
Home equity lines                                  8,424      14,484          -          -           -           -    22,908
Construction                                       4,428          13          6         10          55       1,400     5,912
All other                                          1,628       1,296          -      2,762       1,752       8,936    16,374
----------------------------------------------------------------------------------------------------------------------------
Total Gross Loans                                 55,232      19,756      3,860      7,254      43,472      67,859   197,433
----------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                             100,433      24,043      6,752     12,146      61,266     107,227   311,867
----------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Assets                 100,433     124,476    131,228     143,374     204,640    311,867
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                   Liabilities
----------------------------------------------------------------------------------------------------------------------------
Deposits
Noninterest-bearing demand                             -           -          -          -           -      58,765    58,765
Interest-bearing transaction accounts            120,018           -          -          -           -           -   120,018
Certificates of deposit - fixed                       56      10,951      8,891     14,204      24,347       8,894    67,343
Certificates of deposit - no penalty                   -       3,915      9,699     22,121      16,013       1,775    53,523
Total Deposits                                   120,074      14,866     18,590     36,325      40,360      69,434   299,649
----------------------------------------------------------------------------------------------------------------------------
Other borrowed funds                                   -                  6,000          -       1,000           -     7,000
----------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities               120,074      14,866     24,590     36,325      41,360      69,434   306,649
----------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitive Liabilities            120,074     134,940    159,530    195,855     237,215     306,649
----------------------------------------------------------------------------------------------------------------------------

Gap                                              (19,641)      9,177    (17,838)   (24,179)     19,906      37,793
Cumulative Gap                                   (19,641)    (10,464)   (28,302)   (52,481)    (32,575)      5,218
Gap/ Total Assets                                  -5.98%       2.80%     -5.43%     -7.36%       6.06%      11.51%
Cumulative Gap/ Total Assets                       -5.98%      -3.19%     -8.62%    -15.98%      -9.92%       1.59%
Rate Sensitive Assets/ Rate Sensitive Liabilities   0.84        1.62       0.27       0.33        1.48        1.54
Cumulative Rate Sensitive Assets/ Rate Sensitive
Liabilities                                         0.84        0.92       0.82       0.73        0.86        1.02

Part II - Other Information

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

(a)  None
(b)  None
(c)  None
(d)  Not applicable

Item 3.  Defaults Upon Senior Securities

(a)  None
(b)  None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

     (a)    The exhibits filed as part of this report are listed below:

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

         10.7 Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Original Form SB-2).

     (b)    Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CARDINAL FINANCIAL CORPORATION
                                     (Registrant)



Date: May  14, 2002                  /s/ Bernard H. Clineburg
                                     ------------------------
                                     Bernard H. Clineburg
                                     President and Chief Executive Officer

Date: May  14, 2002                  /s/ Janet A. Valentine
                                     ----------------------
                                     Janet A. Valentine
                                     Chief Financial Officer