Form 10QSB
period 2002-06-30
CARDINAL FINANCIAL CORP
filed 2002-08-14
CIK 1060523

Use these links to rapidly review the document
CARDINAL FINANCIAL CORPORATION INDEX TO FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File No. 0-24557

CARDINAL FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-1874630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10555 Main Street, Suite 500, Fairfax, Virginia, 22030
(Address of principal executive offices)

Issuer's telephone number including area code: (703) 934-9200

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months    Yes ☒    No ☐

        On August 7, 2002, there were 10,044,345 shares of Cardinal Financial Corporation Common Stock, par value $1.00 per share, outstanding.

        Transitional Small Business Disclosure Format:    Yes ☐    No ☒

CARDINAL FINANCIAL CORPORATION

INDEX TO FORM 10-QSB

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
June 30, 2002 and December 31, 2001
(Dollars in thousands, except share data)

	(Unaudited) June 30, 2002	December 31, 2001
Assets
Cash and due from banks	$17,745	$11,446
Federal funds sold	45,778	23,013

Total cash and cash equivalents	63,523	34,459
Investment securities available-for-sale	127,479	34,147
Other investments	1,262	1,268
Loans held for sale	—	4,732
Loans receivable, net of fees	200,656	200,911
Allowance for loan losses	(2,994)	(3,104)

	197,662	197,807
Premises and equipment, net	4,728	5,077
Goodwill and other intangibles	646	668
Accrued interest and other assets	2,107	1,426

Total assets	$397,407	$279,584

Liabilities and Shareholders' Equity
Deposits	$350,012	$246,024
Other borrowed funds	7,000	9,824
Accrued interest and other liabilities	1,529	3,112

Total liabilities	358,541	258,960
Preferred stock, $1 par value, 10,000,000 shares authorized Series A preferred stock, cumulative convertible, 1,364,686 and 1,364,714 shares outstanding in 2002 and 2001, respectively	1,365	1,365
Common stock, $1 par value, 50,000,000 shares authorized, 10,044,345 and 4,294,323 shares outstanding in 2002 and 2001, respectively	10,044	4,294
Additional paid-in capital	51,253	38,488
Accumulated deficit	(24,663)	(23,249)
Accumulated other comprehensive income (loss)	867	(274)

Total shareholders' equity	38,866	20,624

Total liabilities and shareholders' equity	$397,407	$279,584

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2002 and 2001
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income:
Loans receivable	$3,605	$3,724	$7,231	$7,196
Federal funds sold	200	336	353	708
Investment securities available-for-sale	1,218	85	1,813	190
Other investments	17	22	36	44

Total interest income	5,040	4,167	9,433	8,138
Interest expense:
Deposits	2,308	1,839	4,232	3,633
Other borrowed funds	71	134	168	246

Total interest expense	2,379	1,973	4,400	3,879

Net interest income	2,661	2,194	5,033	4,259
Provision for loan losses	39	129	39	185

Net interest income after provision for loan losses	2,622	2,065	4,994	4,074
Non-interest income:
Service charges on deposit accounts	114	81	230	169
Loan service charges	95	135	160	205
Investment fee income	217	676	566	1,087
Net gain on sales of loans	24	—	47	—
Net gain on sales of assets	—	5	39	17
Other income	191	73	396	144

Total non-interest income	641	970	1,438	1,622
Non-interest expense:
Salary and benefits	1,345	1,950	2,808	3,838
Occupancy	275	349	753	683
Professional fees	184	128	492	258
Depreciation	185	208	379	386
Writedown on WorldCom bond	1,660	—	1,660	—
Amortization of intangibles	7	173	22	350
Other operating expenses	836	892	1,485	1,749

Total non-interest expense	4,492	3,700	7,599	7,264

Net loss before income taxes	(1,229)	(665)	(1,167)	(1,568)
Provision for income taxes	—	—	—	—

Net loss	$(1,229)	$(665)	$(1,167)	$(1,568)

Dividends to preferred shareholders	124	128	247	256

Net loss to common shareholders	$(1,353)	$(793)	$(1,414)	$(1,824)

Basic and diluted loss per common share	$(0.18)	$(0.19)	$(0.24)	$(0.43)

Weighted-average common shares outstanding	7,327,304	4,256,297	5,819,192	4,254,738

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three and six months ended June 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(1,229)	$(665)	$(1,167)	$(1,568)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities	1,946	(55)	1,141	(63)

Comprehensive income (loss)	$717	$(720)	$(26)	$(1,631)

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2000	1,411	$1,411	4,253	$4,253	$38,466	$(10,022)	$4	$34,112
Issuance of stock awards	—	—	3	3	3	—	—	6
Dividends on preferred stock	—	—	—	—	—	(255)	—	(255)
Change in unrealized gain (loss) on investment securities available-for-sale	—	—	—	—	—	—	(63)	(63)
Net loss	—	—	—	—	—	(1,568)	—	(1,568)

Balance, June 30, 2001	1,411	$1,411	4,256	$4,256	$38,469	$(11,845)	$(59)	$32,232

Balance, December 31, 2001	1,365	$1,365	4,294	$4,294	$38,488	$(23,249)	$(274)	$20,624
Dividends on preferred stock	—	—	—	—	—	(247)	—	(247)
Rights offering shares issued	—	—	2,437	2,437	5,484	—	—	7,921
Public offering shares issued	—	—	3,313	3,313	7,281	—	—	10,594
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	—	1,141	1,141
Net loss	—	—	—	—	—	(1,167)	—	(1,167)

Balance, June 30, 2002	1,365	$1,365	10,044	$10,044	$51,253	$(24,663)	$867	$38,866

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(1,167)	$(1,568)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	379	386
Amortization of intangibles, premiums and discounts	328	360
Provision for loan losses	39	185
Originations of loans held for sale	(4,369)	—
Proceeds from the sale of loans held for sale	9,038	—
Writedown on WorldCom bond	1,660	—
Gain on sale of loans held for sale	(47)	—
Gain on sale of other investments	(39)	(5)
Increase in accrued interest and other assets	(681)	(185)
Decrease in accrued interest and other liabilities	(1,583)	(487)
Compensation related to stock awards	—	6

Net cash provided by (used in) operating activities	3,558	(1,308)

Cash flows from investing activities:
Purchase of premises and equipment	(30)	(371)
Proceeds from sale of premises and equipment	—	12
Proceeds from sale, maturity and call of investment securities available-for-sale	1,000	3,955
Proceeds from sale of other investments	190	—
Purchase of investment securities available-for-sale	(99,289)	(3,601)
Purchase of other investments	(184)	(108)
Redemptions of investment securities available-for-sale	4,132	469
Net (increase) decrease in loans receivable	255	(26,809)

Net cash used in investing activities	(93,926)	(26,453)

Cash flows from financing activities:
Net increase in deposits	103,988	38,373
Net increase (decrease) in other borrowed funds	(2,824)	3,217
Proceeds from rights offering	7,921	—
Proceeds from public offering	10,594	—
Dividends on preferred stock	(247)	(255)

Net cash provided by financing activities	119,432	41,335

Net increase in cash and cash equivalents	29,064	13,574
Cash and cash equivalents at beginning of period	34,459	29,488

Cash and cash equivalents at end of period	$63,523	$43,062

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$4,288	$3,861

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

Note 1

Organization

        Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly owned subsidiaries. In addition to Cardinal Bank, N.A. which began operations in 1998, the Company opened the following three subsidiaries in 1999: Cardinal Wealth Services, Inc., an investment subsidiary (as of February 1, 1999); Cardinal Bank—Manassas/Prince William, N.A. (as of July 26, 1999); and Cardinal Bank—Dulles, N.A. (as of August 2, 1999). On September 1, 2000, the Company completed its acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank, headquartered in McLean, Virginia. The Heritage Bank was renamed and became the Company's fourth banking subsidiary, Cardinal Bank—Potomac. On November 1, 2001, the Company consolidated two of its banking subsidiaries, Cardinal Bank—Dulles, N.A. and Cardinal Bank—Potomac, into Cardinal Bank, N.A. On March 1, 2002, the Company consolidated Cardinal Bank—Manassas/Prince William, N.A. into Cardinal Bank, N.A., now the Company's only remaining banking subsidiary.

Basis of Presentation

        In the opinion of management, the accompanying condensed consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

        Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2002 and 2001 follows:

For the Three Months Ended June 30, 2002:

(Dollars in thousands)	Banking	Investment Advisory	Intersegment Elimination	Other	Consolidated
Net interest income	$2,643	$—	$—	$18	$2,661
Provision for loan losses	39	—	—	—	39
Non-interest income	385	217	—	39	641
Non-interest expense	4,244	223	—	25	4,492

Net income (loss)	$(1,255)	$(6)	$—	$32	$(1,229)

Total Assets	$394,490	$340	$(37,510)	$40,087	$397,407

For the Six Months Ended June 30, 2002:

(Dollars in thousands)	Banking	Investment Advisory	Intersegment Elimination	Other	Consolidated
Net interest income	$5,014	$—	$—	$19	$5,033
Provision for loan losses	39	—	—	—	39
Non-interest income	742	566	—	130	1,438
Non-interest expense	6,522	690	—	387	7,599

Net loss	$(805)	$(124)	$—	$(238)	$(1,167)

Total Assets	$394,490	$340	$(37,510)	$40,087	$397,407

For the Three Months Ended June 30, 2001:

(Dollars in thousands)	Commercial Banking	Investment Advisory	Intersegment Elimination	Other	Consolidated
Net interest income	$2,186	$—	$—	$8	$2,194
Provision for loan losses	129	—	—	—	129
Non-interest income	283	676	—	11	970
Non-interest expense	2,541	607	—	552	3,700

Net income (loss)	$(201)	$69	$—	$(533)	$(665)

Total Assets	$234,334	$330	$(21,441)	$33,048	$246,271

For the Six Months Ended June 30, 2001:

(Dollars in thousands)	Commercial Banking	Investment Advisory	Intersegment Elimination	Other	Consolidated
Net interest income	$4,236	$—	$—	$23	$4,259
Provision for loan losses	185	—	—	—	185
Non-interest income	528	1,087	—	7	1,622
Non-interest expense	5,090	1,117	—	1,057	7,264

Net loss	$(511)	$(30)	$—	$(1,027)	$(1,568)

Total Assets	$234,334	$330	$(21,441)	$33,048	$246,271

        The Company does not have operating segments other than those reported. Parent Company financial information is included in the Other category above and represents the overhead function rather than an operating segment. Parent Company's net interest income is comprised of interest income from federal funds sold and investment securities.

Note 3

Loss Per Common Share

        The following discloses the calculation of basic and diluted loss per common share for the three and six months ended June 30, 2002 and 2001. Because the Company has net losses to common shareholders, all stock options issued to date have an anti-dilutive effect and, therefore, have been excluded from the loss per common share calculation. Stock options outstanding as of June 30, 2002 and 2001 are 601,963 and 434,931, respectively.

	Three Months Ended June 30,
(Dollars in thousands)
	2002	2001
Net loss	$(1,229)	$(665)
Dividends to preferred shareholders	124	128

Net loss to common shareholders	(1,353)	(793)
Weighted average common shares for basic and diluted	7,327,304	4,256,297
Basic and diluted loss per common share	$(0.18)	$(0.19)
	Six Months Ended June 30,
(Dollars in thousands)
	2002	2001
Net loss	$(1,167)	$(1,568)
Dividends to preferred shareholders	247	256

Net loss to common shareholders	(1,414)	(1,824)
Weighted average common shares for basic and diluted	5,819,192	4,254,738
Basic and diluted loss per common share	$(0.24)	$(0.43)

Note 4

Adoption of New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be evaluated at least annually for impairment by comparing fair values with recorded amounts. SFAS No. 142 requires that other intangible assets that have been separately identified and accounted for continue to be amortized over a determinable useful life. SFAS No. 142 also requires disclosure of the changes in the carrying amounts of goodwill from period to period, the carrying amounts of intangible assets by major intangible asset class for those subject to and not subject to amortization, and the estimated intangible asset amortization expense for the next five years. The Company adopted SFAS No. 142 as of January 1, 2002, and, therefore, discontinued the amortization of goodwill on January 1, 2002. The Company has evaluated impairment of goodwill under SFAS No. 142 and determined that goodwill is not impaired. Information on the Company's intangible assets is contained in the table below.

	June 30, 2002		December 31, 2001
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable core deposit intangible	$102	$(102)	$102	$(80)
Unamortizable goodwill (1)	646	—	646	—
		Core Deposit Intangible	Goodwill
Amortization expense:
Three months ended June 30, 2002		$7	$—
Six months ended June 30, 2002		22	$—
Three months ended June 30, 2001		$15	$158
Six months ended June 30, 2001		30	320
Estimated amortization expense:
Six months ended December 31, 2002		$—	$—
For the years ended December 31,
	2003	—	—
	2004	—	—
	2005	—	—
	2006	—	—
	2007	—	—
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Reported net loss to common shareholders	$(1,353)	$(793)	$(1,414)	$(1,824)
Add: goodwill amortization	—	158	—	320

Adjusted net loss	(1,353)	(635)	(1,414)	(1,504)
Reported basic and diluted loss per share	$(0.18)	$(0.19)	$(0.24)	$(0.43)
Add: goodwill amortization per share	—	0.04	—	0.08

Adjusted basic and diluted loss per share	$(0.18)	$(0.15)	$(0.24)	$(0.35)

(1)
In December 2001, the Company wrote down goodwill by $8.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following presents management's discussion and analysis of the consolidated financial condition of the Company as of June 30, 2002 and December 31, 2001 and results of operations for the three and six months ended June 30, 2002 and June 30, 2001. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

Critical Accounting Policies

        The Company maintains an allowance for loan losses, which is intended to be adequate to absorb known and inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered by management as adequate.

        The allowance for loan losses is based on management's continuing review and evaluation of the loan portfolio. In determining the amount of the provision and the level of the allowance for loan losses, the Company considers many factors, including general economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrower. In addition, the Company uses comparative peer group data, duration factors and qualitative factors to support its estimates.

        The Company categorizes its loans into one of five pools: commercial and industrial, commercial real estate, home equity lines of credit, residential mortgages, and consumer loans. Peer group annual loss factors are applied to all pools and are adjusted by the projected duration of the loan pool and by the qualitative factors mentioned above. The indicated loss factors resulting from this analysis are applied to each of the loan pools to determine a reserve level for each of the five pools of loans. In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral values. With the Company having limited exposure and historical data on which to base loss factors for classified loans, the Company applies a 5% loss factor to all special mention loans and a 15% loss factor to all substandard loans (in accordance with regulatory guidelines).

        While management believes that the current estimate of the allowance for loan losses is adequate as of the date of the consolidated financial statements, changes in any of the factors affecting the allowance for loan losses could result in material changes in the Company's financial position and results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Additional information on the allowance for loan losses and provision expense can be found later under "Results of Operations' included hereto in this report.

Financial Condition

        Total assets of the Company were $397.4 million at June 30, 2002 compared to $279.6 million at December 31, 2001, an increase of $117.8 million or 42.1% due primarily to higher cash equivalents and investments. Investment securities available-for-sale increased by $93.4 million to $127.5 million at June 30, 2002 compared to $34.1 million at December 31, 2001 (see Table 1 for details of the investment securities available-for-sale portfolio). Loans receivable, net of fees, decreased $0.2 million to $200.7 million at June 30, 2002 from $200.9 million at December 31, 2001 (see Table 2 for loan portfolio details). Total deposits increased by $104.0 million to $350.0 million at June 30, 2002 compared to $246.0 million at December 31, 2001 (see Table 3 for certificates of deposit of $100,000 or more), and total borrowings decreased by $2.8 million to $7.0 million at June 30, 2002 from $9.8 million at December 31, 2001. Deposits increased primarily in the retail money market accounts and certificates of deposit categories due to the efforts of our advertising program. Total cash and cash equivalents increased to $63.5 million at June 30, 2002 from $34.5 million at December 31, 2001. The increase in cash and cash equivalents was primarily the result of increased deposit balances not yet invested as loans or securities by June 30, 2002. Shareholders' equity at June 30, 2002 was $38.9 million compared to $20.6 million at December 31, 2001. During the second quarter of 2002, the Company completed rights and public offerings that raised $18.5 million in new capital and increased the total number of outstanding common shares to 10,044,345 at June 30, 2002 as compared to 4,294,323 at December 31, 2001. Changes in the unrealized gain on investment securities portfolio of $0.8 million partially offset the dividends on preferred stock and the net loss for the period. Book value per common share on June 30, 2002 was $3.19 compared to $3.21 on December 31, 2001.

Results of Operations

        Net loss before preferred dividends for the three months ended June 30, 2002 was $1,229,000, an increase of $564,000 when compared to the same period of 2001. Net loss before preferred dividends for the six months ended June 30, 2002 was $1,167,000, an improvement of $401,000 compared to the same period of the 2001. Dividends to preferred shareholders were $124,000 and $247,000 for the three and six months ended June 30, 2002 compared to $128,000 and $256,000 for the same periods in 2001. Net loss to common shareholders for the three and six months ended June 30, 2002 was $1,353,000 and $1,414,000, respectively, as compared to losses of $793,000 and $1,824,000, respectively, for the three and six months ended June 30, 2001. Basic and diluted loss per common share decreased by $0.01 per common share to $0.18 as compared to $0.19 for the three months ended June 30, 2002 and 2001, respectively, and was significantly impacted by the higher number of shares in the 2002 period. Basic and diluted loss per common share for the six months ended June 30, 2002 was $0.24, an improvement of $0.19 when compared to the six months ended June 30, 2001. The Company recorded a write down of $1,660,000 in its available-for-sale investment portfolio, based on a significant decline in the market value of a WorldCom bond that followed disclosures by WorldCom management of accounting irregularities over several years, and related allegations of fraud by the Securities and Exchange Commission.

        Excluding the impact of the WorldCom adjustment, the Company reported net income after preferred dividends of $307,000 or $0.04 per common share for the second quarter of 2002 and $246,000 or $0.04 per common share for the six months ended June 30, 2002. The improvement in net income before the effect of the WorldCom write down was driven by the impact of the Company's successful second quarter capital raising and deposit generation programs, as well as continued emphasis on the control of non-interest expenses. Return on average assets for the three and six months ended June 30, 2002 were -1.33% and -0.69%, respectively, compared to -1.12% and -1.39% for the three and six months ended June 30, 2001, respectively. Return on average equity for the three and six months ended June 30, 2002 were -16.23% and -9.16%, respectively, compared to -8.10% and -9.41% for the three and six months ended June 30, 2001, respectively.

        Net interest income is the Company's primary source of revenue and represents the difference between interest and fees earned on interest-bearing assets and the interest paid on deposits and other interest-bearing liabilities. Net interest income for the three months ended June 30, 2002 was $2,661,000 compared to $2,194,000 for the same period ended June 30, 2001, an increase of 21.3%. Net interest income for the six months ended June 30, 2002 was $5,033,000 compared to $4,259,000 of the same period June 30, 2001, an increase of 18.2%.

        The Company's net interest margin for the three and six months ended June 30, 2002 were 3.07% and 3.18%, respectively, as compared to 4.15% and 4.22% for the three and six months ended June 30,

2001, respectively. The decrease in the margin can be attributed to the change in the mix of earning assets towards lower yielding investments, and also to the mix of interest-bearing liabilities and lower overall interest rates between June 2001 and June 2002. Tables 4, 4a, 5 and 5a present an analysis of average interest-earning assets, interest-bearing liabilities and demand deposits with the related components of interest income and interest expense.

        Provision for loan losses for the three and six months ended June 30, 2002 was $39,000 and $39,000, respectively, as compared to a provision of $129,000 and $185,000 for the three and six months ended June 30, 2001. The decrease in provision is primarily driven by the $0.2 million decrease in loan balances from December 31, 2001 to June 30, 2002 and the loan charge offs recorded of $77,000 in 2002. Loans receivable accounted for on a non-accrual basis at June 30, 2002 and December 31, 2001 were $705,000 and $361,000, respectively. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments as of June 30, 2002 and December 31, 2001 were $0 and $566,000, respectively. There are no loans as of June 30, 2002 and December 31, 2001 that are "troubled debt restructurings" as defined in SFAS No. 15. The Company's allowance for loan losses at June 30, 2002 was $3.0 million as compared to $3.1 million at December 31, 2001. The ratio of the allowance for loan losses to total loans at June 30, 2002 was 1.49% compared to a ratio of 1.54% at December 31, 2001. Tables 6 and 7 reflect the components and the allocation of the allowance for loan losses.

        Non-interest income for the three months ended June 30, 2002 was $641,000 compared to $970,000 for the three months ended June 30, 2001, a decrease of 33.9%. For the six months ended June 30, 2002, non-interest income was $1,438,000 compared to $1,622,000 for the same period ended June 30, 2001, a decrease of 11.3%. The decrease in non-interest income was primarily due to decreases in investment fee income of $459,000 and $521,000, respectively, for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001. These decreases were partially offset by increases in service charges on deposit accounts and rental income from the subleases of excess space in various locations.

        Non-interest expense for the three and six months ended June 30, 2002 totaled $4,492,000 and $7,599,000 compared to $3,700,000 and $7,264,000 for the three and six months ended June 30, 2001. The increases in expenses were primarily due to the write down of the WorldCom bond during the second quarter of 2002. Excluding the write down, non-interest expense was $2,832,000 for the three months ended June 30, 2002, a decrease of $868,000 from the same period of 2001. Also excluding the effect of the WorldCom write down, for the six months ended June 30, 2002, non-interest expense decreased by $1,325,000 as compared to the same period in 2001, mostly due to decreases in salaries and benefits expense of $1,030,000. In addition, occupancy expense decreased by $74,000 and $70,000 each for the three and six months of 2002 compared to 2001. Due to the adoption of SFAS No. 142, amortization of intangibles decreased by $166,000 for the three months ended June 30, 2002 compared to the same period in 2001 and $328,000 for the year to date June 30, 2002 compared to the year to date June 30, 2001.

        As a result of net losses since inception, the Company has not recorded income tax expense. Also, the Company has not recorded a tax benefit for the potential positive impact of these losses. The Company has net operating loss carryforwards that are fully reserved and subject to utilization upon sustained profitability on a quarter by quarter basis. The ability to utilize net operating loss carryforwards once profitable will have an impact on future earnings for the organization.

Business Segment Operations

        The Company provides banking and non-banking financial services and products through its subsidiaries. Management operates and reports on the results of the Company's operations through two business segments, banking and investment advisory services.

Banking

        The banking segment provides comprehensive banking services to small businesses and individuals through multiple delivery channels. Services offered include commercial and consumer lending, deposit products, direct banking via the internet or telephone, and the funding of small business receivables through the Business Manager product.

        For the three and six months ended June 30, 2002 the commercial banking segment had net losses of $1,255,000 and $807,000, respectively, compared to net losses of $201,000 and $514,000 for the three and six months ended June 30, 2001, respectively. As of June 30, 2002, total assets were $394.5 million, while loans receivable, net of fees, were $200.7 million and deposits were $350.0 million. As of June 30, 2001, total assets were $234.3 million, loans receivable, net of fees, were $181.1 million and deposits were $201.7 million.

Investment Advisory Services

        The investment advisory services segment offers financial and estate planning services, centered on a group of products provided through a strategic alliance with Legg Mason Financial Partners, a wholly owned subsidiary of Legg Mason, Inc. Operations for this segment began February 1, 1999.

        For the three and six months ended June 30, 2002, the investment advisory services segment had net losses of $6,000 and $122,000, respectively. As of June 30, 2002, total assets were $340,000 and total assets under management were $105.8 million. For the three months ended June 30, 2001, net income was $69,000, and for the six months ended June 30, 2001, the net loss was $27,000. As of June 30, 2001, total assets were $330,000 and total assets under management were $131.8 million. Fee income for the three and six months ended June 30, 2002 decreased as compared to the same three and six month period of 2001, due primarily to reduced transaction activity.

Capital Resources

        Shareholders' equity at June 30, 2002 was $38.9 million compared to $20.6 million at December 31, 2001. During the second quarter of 2002, the Company completed rights and public offerings which raised $18.5 million in new capital and increased the total number of outstanding common shares to 10,044,345 at June 30, 2002 as compared to 4,294,323 at December 31, 2001. Change in the unrealized gain on investment securities portfolio of $0.8 million partially offset dividends paid on preferred stock and the net loss for the period. At June 30, 2002, the Company's tier 1 and total risk-based capital ratios were 14.6% and 15.8%, respectively. At December 31, 2001, the Company's tier 1 and total risk-based capital ratios were 9.0% and 10.4%, respectively. Table 8 provides additional information on the Company's capital resources.

Liquidity

        Liquidity provides the Company with the ability to meet normal deposit withdrawals while also providing for the credit needs of customers. At June 30, 2002, cash and cash equivalents and investment securities available-for-sale totaled $191.0 million or 48.1% of total assets compared to $68.6 million or 24.5% of total assets at December 31, 2001. The improvement in liquidity as compared to prior year is due to the availability of funds from the recent capital raising, as well as higher deposit levels resulting from our advertising program. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

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

        The data in Table 9 reflects the repricing or expected maturities of various assets and liabilities as of June 30, 2002. This "gap" analysis represents the difference between interest sensitive assets and liabilities in a specific time interval. The interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Forward Looking Statements and Risk Factors

        This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 31E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe our future financial condition or results of operations, objectives, strategies, plans, goals or future performance and business also are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur.

        Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and could adversely affect our future financial performance, include those referred to in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Table 1.

Cardinal Financial Corporation and Subsidiaries
Investment Securities Available-for-Sale
As of June 30, 2002 and December 31, 2001
(Dollars in thousands)

As of June 30, 2002	Par Value	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Average Yield
U.S. government agencies and enterprises
One to five years	$6,510	$6,496	$6,555	$59	4.48%
Five to ten years	3,000	3,007	3,047	40	4.67%

Total U.S. government agencies	$9,510	$9,503	$9,602	$99	4.54%

Mortgage-backed securities
Within one year	$124	$124	$124	$—	2.34%
One to five years	79,155	80,717	81,596	879	5.27%
Five to ten years	18,077	18,362	18,463	101	5.64%
After ten years	8,768	8,869	8,989	120	6.17%

Total mortgage-backed securities	$106,124	$108,072	$109,172	$1,100	5.40%

Corporate bonds
One to five years	$10,600	$8,787	$8,455	$(332)	5.57%

Total corporate bonds	$10,600	$8,787	$8,455	$(332)	5.57%

Treasury bonds
Within one year	$250	$250	$250	$—	1.62%

Total treasury bonds	$250	$250	$250	$—	1.62%

Total investment securities available-for-sale	$126,484	$126,612	$127,479	$867	5.34%

As of December 31, 2001	Par Value	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Average Yield
U.S. government agencies and enterprises
One to five years	3,000	2,985	2,950	(35)	4.15%
Five to ten years	1,500	1,516	1,508	(8)	4.67%

Total U.S. government agencies	$4,500	$4,501	$4,458	$(43)	4.32%

Mortgage-backed securities
Within one year	182	182	183	1	2.55%
One to five years	11,210	11,456	11,383	(73)	5.22%
Five to ten years	5,804	5,927	5,865	(62)	5.79%
After ten years	4,849	4,965	4,926	(39)	5.96%

Total mortgage-backed securities	$22,045	$22,530	$22,357	$(173)	5.51%

Corporate bonds
One to five years	6,000	6,154	6,114	(40)	5.42%
Five to ten years	1,000	986	969	(17)	6.98%

Total corporate bonds	$7,000	$7,140	$7,083	$(57)	5.64%

Treasury bonds
Within one year	250	250	249	(1)	1.87%

Total treasury bonds	$250	$250	$249	$(1)	1.87%

Total investment securities available-for-sale	$33,795	$34,421	$34,147	$(274)	5.36%

Table 2.

Cardinal Financial Corporation and Subsidiaries
Loans Receivable
As of June 30, 2002 and December 31, 2001
(Dollars in thousands)

	June 30, 2002		December 31, 2001
Commercial	$50,884	25.36%	$57,665	28.71%
Real estate — commercial	89,038	44.37%	87,116	43.37%
Real estate — construction	6,287	3.13%	6,397	3.18%
Real estate — residential	17,391	8.67%	14,469	7.20%
Home equity lines	24,459	12.19%	21,299	10.60%
Consumer	12,606	6.28%	13,941	6.94%

Gross loans	$200,665	100.00%	$200,887	100.00%
Add: unearned income, net	(9)		24
Less: allowance for loan losses	(2,994)		(3,104)

Total loans, net	$197,662		$197,807

Table 3.

Cardinal Financial Corporation and Subsidiaries
Certificates of Deposit of $100,000 or More
As of June 30, 2002
(Dollars in thousands)

June 30, 2002
Maturities:
Three months or less	$10,096
Over three months through six months	7,926
Over six months through twelve months	20,835
Over twelve months	25,329

$64,186

Table 4.

Cardinal Financial Corporation and Subsidiaries
Average Balance Sheets and Interest Rates on Earning Assets and Interest — Bearing Liabilities
For the Three Months Ended June 30, 2002, 2001 and 2000
(Dollars in thousands)

	2002			2001			2000
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans:
Commercial	$51,837	$933	7.20%	$51,341	$1,120	8.73%	$27,394	$647	9.45%
Real estate — commercial	88,135	1,777	8.07%	67,019	1,486	8.87%	29,192	594	8.14%
Real estate — construction	5,914	89	6.01%	5,474	122	8.91%	1,564	38	9.72%
Real estate — residential	15,536	308	7.93%	19,089	398	8.34%	15,486	306	7.90%
Home equity lines	23,811	252	4.25%	17,100	290	6.78%	5,714	124	8.68%
Consumer	13,098	246	7.51%	15,682	308	7.86%	9,358	175	7.48%

Total loans	198,331	3,605	7.27%	175,705	3,724	8.48%	88,708	1,884	8.49%

Investment securities available for sale	99,680	1,218	4.89%	4,632	85	7.34%	4,831	71	5.88%
Other investments	1,196	17	5.69%	1,504	22	5.85%	885	17	7.70%
Federal funds sold	47,954	200	1.65%	29,817	336	4.57%	17,652	283	6.43%

Total interest-earning assets and interest income	347,161	5,040	5.81%	211,658	4,167	7.88%	112,076	2,255	8.05%

Non-interest earning assets:
Cash and due from banks	17,652			10,518			5,188
Premises and equipment, net	4,839			5,746			4,437
Goodwill and other intangibles	649			9,333			—
Accrued interest and other assets	1,256			1,643			(925)
Allowance for loan losses	(3,002)			(2,011)			(945)

Total assets	$368,555			$236,887			$119,831

Liabilities and Shareholders' Equity
Interest — bearing liabilities:
Interest — bearing deposits:
Interest checking	112,517	832	2.96%	13,616	66	1.94%	3,846	22	2.29%
Money markets	26,655	139	2.09%	23,878	197	3.31%	11,966	103	3.45%
Statement savings	4,245	13	1.24%	4,431	33	2.99%	721	5	2.78%
Certificates of deposit	126,737	1,324	4.19%	102,381	1,543	6.05%	46,825	693	5.94%

Total interest — bearing deposits	270,154	2,308	3.39%	144,306	1,839	5.11%	63,358	823	5.21%

Other borrowed funds	7,000	71	4.04%	10,951	134	4.91%	5,901	96	6.40%

Total interest-bearing liabilities and interest expense	277,154	2,379	3.44%	155,257	1,973	5.10%	69,259	919	5.32%

Noninterest-bearing liabilities:
Demand deposits	57,554			46,112			20,983
Other liabilities	3,559			2,681			199
Preferred shareholders' equity	6,825			7,057			—
Common shareholders' equity	23,463			25,780			29,390

Total liabilities and shareholders' equity	$368,555			$236,887			$119,831

Net interest income and net interest margin		$2,661	3.07%		$2,194	4.15%		$1,336	4.77%

Table 4a.

Cardinal Financial Corporation and Subsidiaries
Average Balance Sheets and Interest Rates on Earning Assets and Interest — Bearing Liabilities
For the Six Months Ended June 30, 2002, 2001 and 2000
(Dollars in thousands)

	2002			2001			2000
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans:
Commercial	$53,322	$1,896	7.11%	$49,425	$2,229	9.02%	$25,523	$1,174	9.20%
Real estate — commercial	87,215	3,521	8.07%	62,549	2,772	8.86%	26,064	1,063	8.16%
Real estate — construction	5,940	182	6.13%	5,281	247	9.35%	1,293	61	9.44%
Real estate — residential	16,590	665	8.01%	18,163	749	8.25%	14,220	552	7.76%
Home equity lines	22,719	478	4.24%	16,368	609	7.44%	4,986	211	8.46%
Consumer	13,349	489	7.33%	14,992	590	7.87%	9,323	351	7.53%

Total loans	199,135	7,231	7.26%	166,778	7,196	8.63%	81,409	3,412	8.38%

Investment securities available for sale	73,821	1,813	4.91%	5,090	190	7.47%	4,842	143	5.91%
Other investments	1,194	36	6.03%	1,482	44	5.94%	938	33	7.03%
Federal funds sold	42,985	353	1.66%	28,538	708	5.00%	17,900	570	6.42%

Total interest-earning assets and interest income	317,135	9,433	5.95%	201,888	8,138	8.06%	105,089	4,158	7.91%

Non-interest earning assets:
Cash and due from banks	15,706			9,681			5,962
Premises and equipment, net	4,926			5,688			4,404
Goodwill and other intangibles	656			9,424			—
Accrued interest and other assets	1,016			1,663			(1,328)
Allowance for loan losses	(3,052)			(1,987)			(858)

Total assets	$336,387			$226,357			$113,269

Liabilities and Shareholders' Equity
Interest — bearing liabilities:
Interest — bearing deposits:
Interest checking	91,258	1,348	2.98%	13,202	129	1.97%	3,576	41	2.31%
Money markets	26,303	272	2.09%	23,575	432	3.70%	11,419	200	3.53%
Statement savings	4,269	26	1.24%	4,342	64	2.97%	673	10	3.00%
Certificates of deposit	121,168	2,586	4.31%	97,883	3,008	6.20%	42,503	1,227	5.82%

Total interest — bearing deposits	242,998	4,232	3.51%	139,002	3,633	5.27%	58,171	1,478	5.12%

Other borrowed funds	8,192	168	4.08%	9,260	246	5.35%	5,951	192	6.41%

Total interest-bearing liabilities and interest expense	251,190	4,400	3.53%	148,262	3,879	5.28%	64,122	1,670	5.25%

Noninterest-bearing liabilities:
Demand deposits	56,774			42,142			18,718
Other liabilities	2,938			2,636			527
Preferred shareholders' equity	6,825			7,057			—
Common shareholders' equity	18,660			26,260			29,902

Total liabilities and shareholders' equity	$336,387			$226,357			$113,269

Net interest income and net interest margin		$5,033	3.18%		$4,259	4.22%		$2,488	4.74%

Table 5.

Cardinal Financial Corporation and Subsidiaries
Rate and Volume Analysis (Tax Equivalent Basis)
(Dollars in thousands)

	Three Months Ended June 30, 2002 Compared to 2001			Three Months Ended June 30, 2001 Compared to 2000
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans:
Commercial	$10	$(197)	$(187)	$566	$(93)	$473
Real estate — commercial	466	(175)	291	770	122	892
Real estate — construction	10	(43)	(33)	95	(11)	84
Real estate — residential	(74)	(16)	(90)	71	21	92
Home equity lines	112	(150)	(38)	247	(81)	166
Consumer	(51)	(11)	(62)	118	15	133

Total loans	473	(592)	(119)	1,867	(27)	1,840

Investment securities available for sale	1,744	(611)	1,133	(3)	17	14
Other investments	(5)	(0)	(5)	11	(6)	5
Federal funds sold	213	(349)	(136)	193	(140)	53

Total interest income	2,425	(1,552)	873	2,068	(156)	1,912
Interest expense:
Interest — bearing deposits:
Interest checking	481	285	766	56	(12)	44
Money markets	23	(81)	(58)	103	(9)	94
Statement savings	(1)	(19)	(20)	26	2	28
Certificates of deposit	368	(587)	(219)	822	28	850

Total interest — bearing deposits	871	(402)	469	1,007	9	1,016

Other borrowed funds	(47)	(16)	(63)	78	(40)	38
Total interest expense	824	(418)	406	1,085	(31)	1,054

Net interest income	$1,601	$(1,134)	$467	$983	$(125)	$858

Table 5a.

Cardinal Financial Corporation and Subsidiaries
Rate and Volume Analysis (Tax Equivalent Basis)
(Dollars in thousands)

	Six Months Ended June 30, 2002 Compared to 2001			Six Months Ended June 30, 2001 Compared to 2000
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans:
Commercial	$176	$(509)	$(333)	$1,099	$(44)	$1,055
Real estate — commercial	1,093	(344)	749	1,489	220	1,709
Real estate — construction	31	(96)	(65)	188	(2)	186
Real estate — residential	(64)	(20)	(84)	153	44	197
Home equity lines	229	(360)	(131)	481	(83)	398
Consumer	(65)	(36)	(101)	214	25	239

Total loans	1,400	(1,365)	35	3,624	160	3,784

Investment securities available for sale	2,558	(935)	1,623	7	40	47
Other investments	(9)	1	(8)	19	(8)	11
Federal funds sold	357	(712)	(355)	340	(202)	138

Total interest income	4,306	(3,011)	1,295	3,990	(10)	3,980
Interest expense:
Interest — bearing deposits:
Interest checking	764	455	1,219	110	(22)	88
Money markets	51	(211)	(160)	213	19	232
Statement savings	(1)	(37)	(38)	55	(1)	54
Certificates of deposit	709	(1,131)	(422)	1,598	183	1,781

Total interest — bearing deposits	1,523	(924)	599	1,976	179	2,155

Other borrowed funds	(26)	(52)	(78)	100	(46)	54
Total interest expense	1,497	(976)	521	2,076	133	2,209

Net interest income	$2,809	$(2,035)	$774	$1,914	$(143)	$1,771

Table 6.

Cardinal Financial Corporation and Subsidiaries
Allowance for Loan Losses
For the Six Months Ended June 30, 2002 and 2001
(Dollars in thousands)

	2002	2001
Beginning balance, January 1	$3,104	$1,900
Provision for loan losses	39	185
Transfer to bank's liability on unfunded commitments	(74)	—
Loans charged off:
Commercial	(63)	—
Real estate — commercial	—	—
Real estate — construction	—	—
Real estate — residential	—	—
Home equity lines	—	—
Consumer	(14)	—

Total loans charged off	(77)	—
Recoveries:
Commercial	1	2
Real estate — commercial	—	—
Real estate — construction	—	—
Real estate — residential	—	—
Home equity lines	—	—
Consumer	1	—

Total recoveries	2	2
Net (charge-offs) recoveries	(75)	2
Ending balance	$2,994	$2,087

	June 30, 2002	June 30, 2001
Loans:
Balance at period end	$200,665	$180,954
Allowance for loan losses to period end loans receivable	1.49%	1.15%

Table 7.

Cardinal Financial Corporation and Subsidiaries
Allocation of the Allowance for Loan Losses
As of June 30, 2002 and December 31, 2001
(Dollars in thousands)

	June 30, 2002		December 31, 2001
	Amount	% of Total	Amount	% of Total
Commercial	$1,055	25.36%	$1,149	28.71%
Real estate — commercial	1,246	44.37%	1,270	43.37%
Real estate — construction	38	3.13%	34	3.18%
Real estate — residential	113	8.67%	98	7.20%
Home equity lines	196	12.19%	176	10.60%
Consumer	346	6.28%	377	6.94%

Total allowance for loan losses	$2,994	100.00%	$3,104	100.00%

Table 8.

Cardinal Financial Corporation and Subsidiaries
Capital Components
As of June 30, 2002 and December 31, 2001
(Dollars in thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2002
Total risk based capital/Total capital to risk-weighted assets	$40,346	15.79%	$20,439	>	8.00%	$25,548	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	37,353	14.62%	10,219	>	4.00%	15,329	>	6.00%
Total risk based capital/Total capital to average assets	40,346	10.95%	14,742	>	4.00%	12,774	>	5.00%
As of December 31, 2001
Total risk based capital/Total capital to risk-weighted assets	$23,333	10.42%	$17,909	>	8.00%	$22,387	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	20,230	9.04%	8,955	>	4.00%	13,432	>	6.00%
Total risk based capital/Total capital to average assets	23,333	8.57%	10,891	>	4.00%	13,614	>	5.00%

Table 9.

Cardinal Financial Corporation
Interest Rate Sensitivity Gap Analysis — Consolidated
As of June 30, 2002
(In thousands)

	Immediate Repricing	2-90 Days	91-180 Days	181-365 Days	1-3 Years	Over 3 Years	TOTAL
Assets
Investment securities — AFS	—	9,440	6,732	9,238	35,992	67,339	128,741
Federal funds sold	45,778	—	—	—	—	—	45,778
Loans
Commercial & industrial	30,240	5,684	2,315	6,134	12,342	80,286	137,001
Residential	63	507	627	172	3,065	13,026	17,460
Home equity lines	4,632	19,827	—	—	—	—	24,459
Construction	4,831	15	6	8	21	1,428	6,309
All other	1,854	1,390	503	1,007	2,416	8,257	15,427

Total Gross Loans	41,620	27,423	3,451	7,321	17,844	102,997	200,656

Total Earning Assets	87,398	36,863	10,183	16,559	53,836	170,336	375,175

Cumulative Rate Sensitive Assets	87,398	124,261	134,444	151,003	204,839	375,175

Liabilities
Deposits
Noninterest-bearing demand	—	—	—	—	—	60,662	60,662
Interest-bearing transaction accounts	30,281	—	—	37,851	37,851	45,421	151,403
Certificates of deposit — fixed	—	9,039	8,814	14,857	36,556	15,690	84,956
Certificates of deposit — no penalty	—	7,906	7,929	19,944	17,212		52,991

Total Deposits	30,281	16,945	16,743	72,652	91,619	121,773	350,012

Other borrowed funds	—	6,000	—	—	1,000	—	7,000

Total Deposits & Other Borrowed Funds	30,281	22,945	16,743	72,652	92,619	121,773	357,012

Cumulative Rate Sensitive Liabilities	30,281	53,226	69,969	142,620	235,239	357,012

Gap	57,117	13,918	(6,560)	(56,093)	(38,783)	48,563
Cumulative Gap	57,117	71,035	64,475	8,383	(30,400)	18,163
Gap/Total Assets	14.37%	3.50%	-1.65%	-14.11%	-9.76%	12.22%
Cumulative Gap/Total Assets — Current Month	14.37%	17.87%	16.22%	2.11%	-7.65%	4.57%
Rate Sensitive Assets/Rate Sensitive Liabilities	2.89	1.61	0.61	0.23	0.58	1.40
Cumulative RSA/RSL — Current Month	2.89	2.33	1.92	1.06	0.87	1.05

Part II—Other Information

Item 1. Legal Proceedings

        From time to time, the Company is a party to legal proceedings in the ordinary course of business. However, the Company is not engaged in any legal proceedings of a material nature at the present time.

Item 2. Changes in Securities

  (a)
  None
  (b)
  None
  (c)
  None
  (d)
  Not applicable

Item 3. Defaults Upon Senior Securities

  (a)
  None
  (b)
  None

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Shareholders was held on July 22, 2002.

        The following persons were elected as directors for terms expiring in the year indicated:

		Votes
Director	Term Expires	For	Withheld
Nancy K. Falck	2003	8,255,864	178,602
J. Hamilton Lambert	2003	8,214,501	219,965
Jones V. Isaac	2004	8,288,364	146,102
B.G. Beck	2005	8,288,364	146,102
William G. Buck	2005	8,288,364	146,102
Bernard H. Clineburg	2005	8,288,364	146,102
John W. Fisher	2005	8,255,864	178,602
Emad Saadeh	2005	8,288,364	146,102

        The following directors have terms of office that continued after the meeting:

Director	Term Expires
Robert M. Barlow	2003
James D. Russo	2003
George P. Shafran	2003
Wayne W. Broadwater	2004
Sidney O. Dewberry	2004
Harold E. Lieding	2004
John H. Rust	2004

        The approval of the Cardinal Financial Corporation 2002 Equity Compensation Plan was voted on at the meeting and approved by a vote of 4,507,317 for, 445,230 against, with 605,135 abstentions.

        Finally, the shareholders voted on and approved the appointment of KPMG LLP as the Company's independent auditors by a vote of 8,415,648 for, 15,730 against, with 3,088 abstentions.

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

          3.3 Amended Bylaws of Cardinal Financial Corporation.

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

          10.7 Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Original Form SB-2).

          10.8 Cardinal Financial Corporation 2002 Equity Compensation Plan.

          99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

        A Current Report on Form 8-K relating to a write down of a WorldCom bond was filed on July 8, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION (Registrant)
Date: August 14, 2002	By:	/s/ BERNARD H. CLINEBURG Bernard H. Clineburg President and Chief Executive Officer
Date: August 14, 2002	By:	/s/ JOHN P. HOLLERBACH John P. Hollerbach Executive Vice President and Chief Financial Officer (Principal Financial Officer)