Form 10-Q
period 2002-09-30
CARDINAL FINANCIAL CORP
filed 2002-11-15
CIK 1060523

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File No. 0-24557

CARDINAL FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1874630 (I.R.S. Employer Identification No.)

10555 Main Street, Suite 500, Fairfax, Virginia, 22030
(Address of principal executive offices)

Issuer's telephone number including area code: (703) 934-9200

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months Yes ☒    No

On November 12, 2002, there were 10,044,345 shares of Cardinal Financial Corporation Common Stock, par value $1.00 per share, outstanding.

Transitional Small Business Disclosure Format: Yes    No ☒

CARDINAL FINANCIAL CORPORATION

i

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
September 30, 2002 and December 31, 2001
(Dollars in thousands, except share data)

	(Unaudited) September 30, 2002	December 31, 2001
Assets
Cash and due from banks	$25,729	$11,446
Federal funds sold	61,186	23,013

Total cash and cash equivalents	86,915	34,459
Investment securities available-for-sale	137,945	34,147
Other investments	1,263	1,268
Loans held for sale	—	4,732
Loans receivable, net of fees	216,355	200,911
Allowance for loan losses	(3,073)	(3,104)

	213,282	197,807
Premises and equipment, net	4,610	5,077
Goodwill and other intangibles	646	668
Accrued interest and other assets	2,141	1,426

Total assets	$446,802	$279,584

Liabilities and Shareholders' Equity
Deposits	$403,668	$246,024
Other borrowed funds	1,000	9,824
Accrued interest and other liabilities	1,404	3,112

Total liabilities	406,072	258,960
Preferred stock, $1 par value, 10,000,000 shares authorized Series A preferred stock, cumulative convertible, 1,364,686 and 1,364,714 shares outstanding in 2002 and 2001, respectively	1,365	1,365
Common stock, $1 par value, 50,000,000 shares authorized, 10,044,345 and 4,294,323 shares outstanding in 2002 and 2001, respectively	10,044	4,294
Additional paid-in capital	51,231	38,488
Accumulated deficit	(24,358)	(23,249)
Accumulated other comprehensive income (loss)	2,448	(274)

Total shareholders' equity	40,730	20,624

Total liabilities and shareholders' equity	$446,802	$279,584

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2002 and 2001
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income:
Loans receivable	$3,737	$3,879	$10,967	$11,074
Federal funds sold	260	218	613	926
Investment securities available-for-sale	1,471	95	3,284	285
Other investments	17	22	53	66

Total interest income	5,485	4,214	14,917	12,351
Interest expense:
Deposits	2,603	1,703	6,834	5,335
Other borrowed funds	40	122	208	368

Total interest expense	2,643	1,825	7,042	5,703

Net interest income	2,842	2,389	7,875	6,648
Provision for loan losses	95	190	134	375

Net interest income after provision for loan losses	2,747	2,199	7,741	6,273
Non-interest income:
Service charges on deposit accounts	133	102	363	271
Loan service charges	91	144	286	349
Investment fee income	188	472	754	1,560
Net gain on sales of loans	3	2	50	14
Net gain on investment securities available-for-sale	121	—	121	—
Net gain on sales of other assets	—	1	39	5
Other income	192	133	553	277

Total non-interest income	728	854	2,166	2,476
Non-interest expense:
Salary and benefits	1,368	1,963	4,176	5,801
Occupancy	367	344	1,002	1,027
Professional fees	235	192	727	450
Depreciation	176	210	555	596
Writedown on WorldCom bond	—	—	1,660	—
Amortization of intangibles	—	173	22	523
Other operating expenses	900	877	2,503	2,626

Total non-interest expense	3,046	3,759	10,645	11,023

Net income (loss) before income taxes	429	(706)	(738)	(2,274)
Provision for income taxes	—	—	—	—

Net income (loss)	$429	$(706)	$(738)	$(2,274)

Dividends to preferred shareholders	124	128	371	384

Net income (loss) to common shareholders	$305	$(834)	$(1,109)	$(2,658)

Basic and diluted earnings (loss) per common share	$0.03	$(0.20)	$(0.15)	$(0.62)

Weighted-average common shares outstanding — basic	10,044,345	4,256,797	7,243,053	4,255,432

Weighted-average common shares outstanding — diluted	10,142,930	4,256,797	7,243,053	4,255,432

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three and nine months ended September 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$429	$(706)	$(738)	$(2,274)
Other comprehensive income:
Unrealized gain on available-for-sale investment securities	1,581	62	2,722	—

Comprehensive income (loss)	$2,010	$(644)	$1,984	$(2,274)

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2000	1,411	$1,411	4,253	$4,253	$38,466	$(10,022)	$4	$34,112
Issuance of stock awards	—	—	3	3	3	—	—	6
Stock options exercised	—	—	1	1	3	—	—	4
Dividends on preferred stock	—	—	—	—	—	(384)	—	(384)
Net loss	—	—	—	—	—	(2,274)	—	(2,274)

Balance, September 30, 2001	1,411	$1,411	4,257	$4,257	$38,472	$(12,680)	$4	$31,464

Balance, December 31, 2001	1,365	$1,365	4,294	$4,294	$38,488	$(23,249)	$(274)	$20,624
Dividends on preferred stock	—	—	—	—	—	(371)	—	(371)
Rights offering shares issued	—	—	2,437	2,437	5,462	—	—	7,899
Public offering shares issued	—	—	3,313	3,313	7,281	—	—	10,594
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	—	2,722	2,722
Net loss	—	—	—	—	—	(738)	—	(738)

Balance, September 30, 2002	1,365	$1,365	10,044	$10,044	$51,231	$(24,358)	$2,448	$40,730

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(738)	$(2,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	555	596
Amortization of intangibles, premiums and discounts	626	548
Provision for loan losses	134	375
Originations of loans held for sale	(4,369)	—
Proceeds from the sale of loans held for sale	9,038	—
Writedown on WorldCom bond	1,660	—
Gain on sale of loans held for sale	(50)	(14)
Gain on sale of investment securities available-for-sale	(121)	—
Gain on sale of other assets	(39)	(5)
Increase in accrued interest and other assets	(715)	(125)
Increase (decrease) in accrued interest and other liabilities	(1,708)	889
Compensation related to stock awards	—	6

Net cash provided by (used in) operating activities	4,273	(4)

Cash flows from investing activities:
Purchase of premises and equipment	(88)	(412)
Proceeds from sale of premises and equipment	—	12
Proceeds from sale, maturity and call of investment securities available-for-sale	16,053	4,500
Proceeds from sale of other investments	188	349
Purchase of investment securities available-for-sale	(131,129)	(3,601)
Purchase of other investments	(184)	(114)
Redemptions of investment securities available-for-sale	11,736	1,043
Net increase in loans receivable	(15,335)	(42,448)

Net cash used in investing activities	(118,759)	(40,671)

Cash flows from financing activities:
Net increase in deposits	157,644	49,279
Net increase (decrease) in other borrowed funds	(8,824)	4,069
Proceeds from rights offering	7,899	—
Proceeds from public offering	10,594	—
Dividends on preferred stock	(371)	(384)
Stock options exercised	—	4

Net cash provided by financing activities	166,942	52,968

Net increase in cash and cash equivalents	52,456	12,293
Cash and cash equivalents at beginning of period	34,459	29,488

Cash and cash equivalents at end of period	$86,915	$41,781

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$6,947	$5,693

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

Note 1

Organization

        Cardinal Financial Corporation (the "Company") was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly-owned subsidiaries. In addition to Cardinal Bank, N.A., which began operations in 1998, the Company opened the following three subsidiaries in 1999: Cardinal Wealth Services, Inc., an investment subsidiary (as of February 1, 1999); Cardinal Bank—Manassas/Prince William, N.A. (as of July 26, 1999); and Cardinal Bank—Dulles, N.A. (as of August 2, 1999). On September 1, 2000, the Company completed its acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank, headquartered in McLean, Virginia. The Heritage Bank was renamed and became the Company's fourth banking subsidiary, Cardinal Bank—Potomac. On November 1, 2001, the Company consolidated two of its banking subsidiaries, Cardinal Bank—Dulles, N.A. and Cardinal Bank—Potomac, into Cardinal Bank, N.A. On March 1, 2002, the Company consolidated Cardinal Bank—Manassas/ Prince William, N.A. into Cardinal Bank, N.A., now the Company's only remaining banking subsidiary.

Basis of Presentation

        In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

        Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2002 and 2001, follows:

For the Three Months Ended September 30, 2002:

	Banking	Investment Advisory	Intersegment Elimination	Other	Consolidated
	(Dollars in thousands)
Net interest income	$2,810	$—	$—	$32	$2,842
Provision for loan losses	95	—	—	—	95
Non-interest income	505	188	—	35	728
Non-interest expense	2,725	223	—	98	3,046

Net income (loss)	$495	$(35)	$—	$(31)	$429

Total Assets	$443,511	$332	$(38,192)	$41,151	$446,802

For the Nine Months Ended September 30, 2002:

	Banking	Investment Advisory	Intersegment Elimination	Other	Consolidated
	(Dollars in thousands)
Net interest income	$7,824	$—	$—	$51	$7,875
Provision for loan losses	134	—	—	—	134
Non-interest income	1,244	756	—	166	2,166
Non-interest expense	9,246	914	—	485	10,645

Net loss	$(312)	$(158)	$—	$(268)	$(738)

Total Assets	$443,511	$332	$(38,192)	$41,151	$446,802

For the Three Months Ended September 30, 2001:

	Commercial Banking	Investment Advisory	Intersegment Elimination	Other	Consolidated
	(Dollars in thousands)
Net interest income	$2,387	$—	$—	$2	$2,389
Provision for loan losses	190	—	—	—	190
Non-interest income	350	474	—	30	854
Non-interest expense	2,671	480	—	608	3,759

Net loss	$(124)	$(6)	$—	$(576)	$(706)

Total Assets	$255,252	$421	$(29,355)	$32,319	$258,637

For the Nine Months Ended September 30, 2001:

	Commercial Banking	Investment Advisory	Intersegment Elimination	Other	Consolidated
	(Dollars in thousands)
Net interest income	$6,623	$—	$—	$25	$6,648
Provision for loan losses	375	—	—	—	375
Non-interest income	875	1,564	—	37	2,476
Non-interest expense	7,761	1,597	—	1,665	11,023

Net loss	$(638)	$(33)	$—	$(1,603)	$(2,274)

Total Assets	$255,252	$421	$(29,355)	$32,319	$258,637

        The Company does not have operating segments other than those reported. Parent Company financial information is included in the Other category above and represents the overhead function rather than an operating segment. Parent Company's net interest income is comprised of interest income from federal funds sold and investment securities.

Note 3

Earnings (Loss) Per Common Share

        The following discloses the calculation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2002 and 2001. Stock options outstanding as of September 30, 2002 and 2001 are 573,073 and 378,678, respectively. Stock options issued, which were not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price, were 474,488 for the three months ended September 30, 2002. Because the Company has net losses for the nine months ended September 30, 2002 and for the three months and nine months ended September 30, 2001, all stock options issued have an anti-dilutive effect and, therefore, have been excluded from the earnings per share calculation for those respective periods.

	Three Months Ended September 30,
	2002	2001
	(Dollars in thousands)
Net income (loss)	$429	$(706)
Dividends to preferred shareholders	124	128

Net income (loss) to common shareholders	305	(834)
Weighted average common shares for basic calculation	10,044,345	4,256,797
Weighted average common shares for diluted calculation	10,142,930	4,256,797
Basic and diluted earnings (loss) per common share	$0.03	$(0.20)
	Nine Months Ended September 30,
	2002	2001
	(Dollars in thousands)
Net loss	$(738)	$(2,274)
Dividends to preferred shareholders	371	384

Net loss to common shareholders	(1,109)	(2,658)
Weighted average common shares for basic and diluted calculation	7,243,053	4,255,432
Basic and diluted loss per common share	$(0.15)	$(0.62)

Note 4

Adoption of New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be evaluated at least annually for impairment by comparing its fair value with its recorded amount and written down when appropriate. SFAS No. 142 requires that other intangible assets that have been separately identified and accounted for continue to be amortized over a determinable useful life. SFAS No. 142 also requires disclosure of the changes in the carrying amounts of goodwill from period to period, the carrying amounts of intangible assets by major intangible asset class for those subject to and not subject to amortization, and the estimated intangible asset amortization expense for the next five years. The Company adopted SFAS No. 142 as of January 1, 2002, and, therefore, discontinued the amortization of goodwill on January 1, 2002. The Company has evaluated goodwill for impairment as specified under SFAS No. 142 and determined that goodwill under this statement is not impaired. Information on the Company's intangible assets is contained in the table below.

	September 30, 2002		December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(Dollars in thousands)
Amortizable core deposit intangible	$102	$(102)	$102	$(80)
Unamortizable goodwill (1)	646	—	646	—
	Core Deposit Intangible	Goodwill
Amortization expense:
Three months ended September 30, 2002	$—	$—
Nine months ended September 30, 2002	22	—
Three months ended September 30, 2001	$15	$158
Nine months ended September 30, 2001	45	478
Estimated amortization expense:
Three months ended December 31, 2002	$—	$—
For the years ended December 31,
2003	—	—
2004	—	—
2005	—	—
2006	—	—
2007	—	—

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2002	2001	2002	2001
Reported net income (loss) to common shareholders	$305	$(834)	$(1,109)	$(2,658)
Add: goodwill amortization	—	158	—	478

Adjusted net income (loss)	305	(676)	(1,109)	(2,180)
Reported basic and diluted earnings (loss) per share	$0.03	$(0.20)	$(0.15)	$(0.62)
Add: goodwill amortization per share	—	0.04	—	0.11

Adjusted basic and diluted earnings (loss) per share	$0.03	$(0.16)	$(0.15)	$(0.51)

(1)
In December 2001, the Company wrote down goodwill by $8.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following presents management's discussion and analysis of our consolidated financial condition as of September 30, 2002 and December 31, 2001 and results of operations for the three and nine months ended September 30, 2002 and September 30, 2001. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

Critical Accounting Policies; Allowance for Loan Losses

        Our policy for the allowance for loan loss calculation is to maintain the allowance at a level that represents the best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrower. As a part of our analysis, we use comparative peer group data, duration factors and qualitative factors to support our estimates. The loan loss provision was $95,000 and $134,000 for the three and nine months ended September 30, 2002 and $190,000 and $375,000 for the three and nine months ended September 30, 2001. The allowance for loan losses decreased slightly to $3.07 million as of September 30, 2002 from $3.10 million at December 31, 2001. The ratio of the allowance for loan losses to gross loans at September 30, 2002 was 1.42% compared to 1.55% at December 31, 2001. Additional information on the allowance for loan losses and provision expense can be found below under "Results of Operations".

        Credit losses are an inherent part of our business. Although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are adequate, it is possible that there may be unidentified losses in the portfolio that may become evident only at a future date. Additional provisions for such losses, if necessary, would negatively impact earnings and would be recorded in the Commercial Banking segment.

        We categorize our loans into one of five pools: commercial and industrial, commercial real estate, home equity lines of credit, residential mortgages, and consumer loans. Peer group annual loss factors are applied to all pools and are adjusted by the projected duration of the loan pool and by the qualitative factors mentioned above. The indicated loss factors resulting from this analysis are applied to each of the loan pools to determine a reserve level for each of the five pools of loans. In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral values. Since we have limited historical data on which to base loss factors for classified loans, we apply a 5% loss factor to all special mention loans and a 15% loss factor to all substandard loans (in accordance with regulatory guidelines).

Financial Condition

        Total assets were $446.8 million at September 30, 2002 compared to $279.6 million at December 31, 2001, an increase of $167.2 million or 59.8% due primarily to higher cash equivalents and investments. Investment securities available-for-sale increased by $103.8 million to $137.9 million at September 30, 2002 compared to $34.1 million at December 31, 2001 (see Table 1 for details of the investment securities available-for-sale portfolio). Loans receivable, net of fees, increased by $15.5 million to $216.4 million at September 30, 2002 from $200.9 million at December 31, 2001 (see Table 2 for loan portfolio details). Total deposits increased by $157.7 million to $403.7 million at September 30, 2002 compared to $246.0 million at December 31, 2001 (see Table 3 for certificates of deposit of $100,000 or more) and total borrowings decreased by $8.8 million to $1.0 million at September 30, 2002 from $9.8 million at December 31, 2001. Deposits increased primarily in the retail money market accounts and certificates of deposit categories due to the results of our advertising program. Total cash and cash equivalents increased to $86.9 million at September 30, 2002 from $34.5 million at December 31, 2001. The increase in cash and cash equivalents was primarily the result of increased deposit balances not yet invested as loans or securities by September 30, 2002. Shareholders' equity at September 30, 2002 was $40.7 million compared to $20.6 million at December 31, 2001, due primarily to our successful second quarter 2002 stock rights and public offerings which raised $18.5 million in new capital. Changes in the unrealized gain on investment securities portfolio amounting to $2.7 million more than offset the dividends on preferred stock and the net loss for the period. Book value per common share on September 30, 2002 was $3.38 compared to $3.21 on December 31, 2001.

Results of Operations

        Net income before preferred dividends for the three months ended September 30, 2002 was $429,000, an improvement of $1,135,000 when compared to the same period of 2001, due to the impact of higher earning assets and reduced operating expenses. Net loss before preferred dividends for the nine months ended September 30, 2002 was $738,000, an improvement of $1,536,000 compared to the same period of the 2001. Our writedown of $1,660,000 of a Worldcom bond in the second quarter contributed to the loss for the nine months ended September 30, 2002.

        Dividends to preferred shareholders were $124,000 and $371,000 for the three and nine months ended September 30, 2002 compared to $128,000 and $384,000 for the same periods in 2001. Net income to common shareholders for the three months ended September 30, 2002 was $305,000 and the net loss to common shareholders was $1,109,000 for the nine months ended September 30, 2002, as compared to losses of $834,000 and $2,658,000, respectively, for the three and nine months ended September 30, 2001. Basic and diluted earnings per common share increased by $0.23 per common share to $0.03 as compared to a loss of $0.20 for the three months ended September 30, 2002 and 2001, respectively. Basic and diluted loss per common share for the nine months ended September 30, 2002 was $0.15, an improvement of $0.47 when compared to the nine months ended September 30, 2001.

        Return on average assets for the three and nine months ended September 30, 2002 was 0.41% and (0.27%), respectively, compared to (1.15%) and (1.30%) for the three and nine months ended September 30, 2001, respectively. Return on average equity for the three and nine months ended September 30, 2002 was 4.33% and (3.25%), respectively, compared to (8.77%) and (9.20%) for the three and nine months ended September 30, 2001, respectively.

        Net interest income is our primary source of revenue and represents the difference between interest and fees earned on interest-bearing assets and the interest paid on deposits and other interest-bearing liabilities. Net interest income for the three months ended September 30, 2002 was $2,842,000 compared to $2,389,000 for the same period ended September 30, 2001, an increase of 19.0%. Net interest income for the nine months ended September 30, 2002 was $7,875,000 compared to $6,648,000 of the same period ended September 30, 2001, an increase of 18.5% due primarily to the impact of higher earning assets.

        Our net interest margin for the three and nine months ended September 30, 2002 was 2.86% and 3.05%, respectively, as compared to 4.34% and 4.26% for the three and nine months ended September 30, 2001, respectively. The decrease in the margin can be attributed to the change in the mix of earning assets towards lower yielding investments, and also to the mix of interest-bearing liabilities and lower overall interest rates between September 2001 and September 2002. Tables 4, 4a, 5 and 5a present an analysis of average interest-earning assets, interest-bearing liabilities and demand deposits with the related components of interest income and interest expense.

        Provision for loan losses for the three and nine months ended September 30, 2002 was $95,000 and $134,000, respectively, as compared to a provision of $190,000 and $375,000 for the three and nine months ended September 30, 2001. The decrease in provision is primarily driven by the reduction in our commercial loan portfolios and increases in our residential real estate loans and refinement of our loan loss reserve methodology during the fourth quarter of 2001. Our allowance for loan losses at September 30, 2002 was $3.07 million compared to $3.10 million at December 31, 2001. The ratio of the allowance for loan losses to total loans at September 30, 2002 was 1.42% compared to a ratio of 1.55% at December 31, 2001. Tables 6 and 7 portray the components and the allocation of the allowance for loan losses.

        Non-interest income for the three months ended September 30, 2002 was $728,000 compared to $854,000 for the three months ended September 30, 2001, a decrease of 14.8%. For the nine months September 30, 2002, non-interest income was $2,166,000 compared to $2,476,000 for the same period ended September 30, 2001, a decrease of 12.5%. The decrease in non-interest income was primarily due to decreases in investment fee income of $284,000 and $806,000, respectively, for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001. These decreases were partially offset by gains on investment securities and increases in service charges on deposit accounts and rental income from the subleases of excess space in various locations.

        Non-interest expense for the three and nine months ended September 30, 2002 totaled $3,046,000 and $10,645,000 compared to $3,759,000 and $11,023,000 for the three and nine months ended September 30, 2001, due primarily to lower staff related expenses. Due to the adoption of SFAS No. 142, amortization of intangibles decreased by $173,000 for the three months ended September 30, 2002 compared to the same period in 2001 and by $501,000 for the year to date September 30, 2002 compared to the year to date September 30, 2001.

        We have not recorded income tax expense or benefit due to the existence of net losses for the nine months ended September 30, 2002 and all prior years of operations. We have net deferred tax assets, including net operating loss carryforwards, all of which have a full valuation allowance as of September 30, 2002. A valuation allowance is established against a deferred tax asset when, in the judgment of management, it is more likely than not that such deferred tax assets will be realized. The benefit of our deferred tax assets will only be recognized when it becomes more likely than not that they will be realized.

Business Segment Operations

        We provide banking and non-banking financial services and products through our subsidiaries. Management operates and reports on the results of our operations through two business segments, banking and investment advisory services.

Banking

        The banking segment provides comprehensive banking services to small businesses and individuals through multiple delivery channels. Services offered include commercial and consumer lending, deposit products, direct banking via the internet or telephone, and the funding of small business receivables through the Business Manager product.

        For the three months ended September 30, 2002 the commercial banking segment had net income of $495,000 and for the nine months ended September 30, 2002 net losses of $312,000, compared to net losses of $124,000 and $638,000 for the three and nine months ended September 30, 2001. The improvement in earnings is a result of higher earning assets and lower operating expenses. As of September 30, 2002, total assets were $443.5 million, while loans receivable, net of fees, were

$216.4 million and deposits were $403.7 million. As of September 30, 2001, total assets were $255.3 million, loans receivable, net of fees, were $196.7 million and deposits were $212.7 million.

Investment Advisory Services

        The investment advisory services segment offers financial and estate planning services, centered on a group of products provided through a strategic alliance with Legg Mason Financial Partners, a wholly owned subsidiary of Legg Mason, Inc. Operations for this segment began February 1, 1999.

        For the three and nine months ended September 30, 2002, the investment advisory services segment had net losses of $35,000 and $158,000, respectively. As of September 30, 2002, total assets were $332,000 and total assets under management were $102.2 million. For the three months ended September 30, 2001, the net loss was $6,000 and for the nine months ended September 30, 2001, the net loss was $33,000. As of September 30, 2001, total assets were $421,000 and total assets under management were $133.8 million. Fee income for the three and nine months ended September 30, 2002 decreased as compared to the same three and nine month period of 2001, due primarily to reduced transaction activity.

Capital Resources

        Shareholders' equity at September 30, 2002 was $40.7 million compared to $20.6 million at December 31, 2001. During the second quarter of 2002, we completed a stock rights and public offerings which raised $18.5 million in new capital and increased the total number of outstanding shares to 10,044,345 at September 30, 2002 as compared to 4,294,323 at December 31, 2001. Changes in the unrealized gain on investment securities portfolio totaling $2.7 million more than offset dividends paid on preferred stock and the net loss for the period. At September 30, 2002, our tier 1 and total risk-based capital ratios were 14.0% and 15.2%, respectively. At December 31, 2001, our tier 1 and total risk-based capital ratios were 9.0% and 10.4%, respectively. Table 8 provides additional information on our capital resources.

Liquidity

        Liquidity management is an important element in determining our ability to meet normal deposit withdrawals while also providing for the credit needs of customers. At September 30, 2002, cash and cash equivalents and investment securities available-for-sale totaled $224.9 million or 50.3% of total assets compared to $68.6 million or 24.5% of total assets at December 31, 2001. The improvement in liquidity as compared to prior year is due to the availability of funds from the recent capital raising, as well as higher deposit levels resulting from our advertising program. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

Interest Rate Sensitivity

        Asset/liability management involves the monitoring of our sensitivity to interest rate movements. In order to measure the effect of interest rates on our net interest income, management takes into consideration the expected cash flows from the loan and securities portfolios and the expected magnitude of the repricing of specific asset and liability categories. Management evaluates interest sensitivity risk and then formulates guidelines to manage this risk based upon its outlook regarding the economy, forecasted interest rate movements and other business factors. Management's goal is to maximize and stabilize the net interest margin by limiting exposure to interest rate changes.

        The data in Table 9 reflects the repricing or expected maturities of various assets and liabilities as of September 30, 2002. This "gap" analysis represents the difference between interest sensitive assets and liabilities in a specific time interval. The interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Forward Looking Statements

        This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe our future financial condition or results of operations, objectives, strategies, plans, goals or future performance and business also are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur.

        Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and could adversely affect our future financial performance, include those referred to in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Table 1.

Cardinal Financial Corporation and Subsidiaries
Investment Securities Available-for-Sale
As of September 30, 2002 and December 31, 2001
(Dollars in thousands)

	Par Value	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Average Yield
As of September 30, 2002
U.S. government agencies and enterprises
One to five years	$23,000	$22,988	$23,256	$268	3.90%

Total U.S. government agencies	$23,000	$22,988	$23,256	$268	3.90%
Mortgage-backed securities
Within one year	$3,784	$3,841	$3,884	$43	3.61%
One to five years	97,595	99,386	101,458	2,072	5.16%
Five to ten years	5,962	6,073	6,183	110	5.85%
After ten years	342	360	360	—	9.69%

Total mortgage-backed securities	$107,683	$109,660	$111,885	$2,225	5.16%
Corporate bonds
One to five years	$2,000	$340	$260	$(80)	0.00%

Total corporate bonds	$2,000	$340	$260	$(80)	0.00%

Treasury bonds
One to five years	$2,500	$2,509	$2,544	$35	2.67%

Total treasury bonds	$2,500	$2,509	$2,544	$35	2.67%

Total investment securities available-for-sale	$135,183	$135,497	$137,945	$2,448	4.82%

	Par Value	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Average Yield
As of December 31, 2001
U.S. government agencies and enterprises
One to five years	$3,000	$2,985	$2,950	$(35)	4.15%
Five to ten years	1,500	1,516	1,508	(8)	4.67%

Total U.S. government agencies	$4,500	$4,501	$4,458	$(43)	4.32%

Mortgage-backed securities
Within one year	$182	$182	$183	$1	2.55%
One to five years	11,210	11,456	11,383	(73)	5.22%
Five to ten years	5,804	5,927	5,865	(62)	5.79%
After ten years	4,849	4,965	4,926	(39)	5.96%

Total mortgage-backed securities	$22,045	$22,530	$22,357	$(173)	5.51%

Corporate bonds
One to five years	$6,000	$6,154	$6,114	$(40)	5.42%
Five to ten years	1,000	986	969	(17)	6.98%

Total corporate bonds	$7,000	$7,140	$7,083	$(57)	5.64%

Treasury bonds
Within one year	$250	$250	$249	$(1)	1.87%

Total treasury bonds	$250	$250	$249	$(1)	1.87%

Total investment securities available-for-sale	$33,795	$34,421	$34,147	$(274)	5.36%

Table 2.

Cardinal Financial Corporation and Subsidiaries
Loans Receivable
As of September 30, 2002 and December 31, 2001
(Dollars in thousands)

	September 30, 2002		December 31, 2001
Commercial	$52,717	24.37%	$57,665	28.71%
Real estate—commercial	95,699	44.24%	87,116	43.37%
Real estate—construction	6,224	2.88%	6,397	3.18%
Real estate—residential	25,329	11.71%	14,469	7.20%
Home equity lines	24,776	11.45%	21,299	10.60%
Consumer	11,592	5.35%	13,941	6.94%

Gross loans	$216,337	100.00%	$200,887	100.00%
Add: unearned income, net	18		24
Less: allowance for loan losses	(3,073)		(3,104)

Total loans, net	$213,282		$197,807

Table 3.

Cardinal Financial Corporation and Subsidiaries
Certificates of Deposit of $100,000 or More
As of September 30, 2002
(Dollars in thousands)

September 30, 2002
Maturities:
Three months or less	$8,356
Over three months through six months	8,918
Over six months through twelve months	19,675
Over twelve months	35,634

$72,583

Table 4.

Cardinal Financial Corporation and Subsidiaries
Average Balance Sheets and Interest Rates on Earning Assets and Interest—Bearing Liabilities
For the Three Months Ended September 30, 2002, 2001 and 2000
(Dollars in thousands)

	2002			2001			2000
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans:
Commercial	$49,780	$893	7.18%	$53,237	$1,115	8.38%	$33,601	$821	9.77%
Real estate—commercial	94,614	1,887	7.98%	77,165	1,673	8.67%	33,901	633	7.47%
Real estate—construction	6,675	100	5.96%	6,044	127	8.40%	3,373	85	10.12%
Real estate—residential	19,103	369	7.72%	17,864	384	8.59%	19,746	460	9.33%
Home equity lines	24,268	263	4.30%	18,755	287	6.12%	8,253	183	8.85%
Consumer	11,884	225	7.51%	14,911	293	7.86%	9,635	216	8.95%

Total loans	206,324	3,737	7.24%	187,976	3,879	8.25%	108,509	2,398	8.84%

Investment securities available for sale	127,307	1,471	4.62%	5,788	95	6.57%	6,310	99	6.30%
Other investments	1,199	17	5.67%	1,319	22	6.67%	1,036	16	6.24%
Federal funds sold	62,104	260	1.66%	25,168	218	3.44%	22,906	391	6.85%

Total interest-earning assets and interest income	396,934	5,485	5.53%	220,251	4,214	7.65%	138,761	2,904	8.37%

Non-interest earning assets:
Cash and due from banks	19,861			10,706			5,711
Premises and equipment, net	4,678			5,572			4,678
Goodwill and other intangibles	646			9,167			3,300
Accrued interest and other assets	3,500			1,836			687
Allowance for loan losses	(3,049)			(2,138)			(1,278)

Total assets	$422,570			$245,394			$151,859

Liabilities and Shareholders' Equity
Interest—bearing liabilities:
Interest—bearing deposits:
Interest checking	130,110	904	2.76%	16,128	74	1.84%	6,244	33	2.10%
Money markets	32,019	151	1.87%	26,350	185	2.82%	16,169	136	3.37%
Statement savings	4,287	13	1.24%	4,502	24	2.16%	2,216	16	2.97%
Certificates of deposit	150,658	1,535	4.04%	103,439	1,420	5.51%	62,115	966	6.24%

Total interest—bearing deposits	317,074	2,603	3.26%	150,419	1,703	4.49%	86,744	1,151	5.32%

Other borrowed funds	4,065	40	3.93%	10,912	122	4.45%	6,875	117	6.83%

Total interest-bearing liabilities and interest expense	321,139	2,643	3.27%	161,331	1,825	4.50%	93,619	1,268	5.43%

Noninterest-bearing liabilities:
Demand deposits	60,161			49,337			27,053
Other liabilities	1,659			2,500			1,169
Preferred shareholders' equity	6,825			7,057			2,378
Common shareholders' equity	32,786			25,169			27,640

Total liabilities and shareholders' equity	$422,570			$245,394			$151,859

Net interest income and net interest margin		$2,842	2.86%		$2,389	4.34%		$1,636	4.72%

Table 4a.

Cardinal Financial Corporation and Subsidiaries
Rate and Volume Analysis (Tax Equivalent Basis)
(Dollars in thousands)

	Three Months Ended September 30, 2002 Compared to 2001			Three Months Ended September 30, 2001 Compared to 2000
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans:
Commercial	$(72)	$(150)	$(222)	$480	$(186)	$294
Real estate—commercial	379	(165)	214	808	232	1,040
Real estate—construction	14	(41)	(27)	68	(26)	42
Real estate—residential	27	(42)	(15)	(43)	(33)	(76)
Home equity lines	84	(108)	(24)	234	(130)	104
Consumer	(60)	(8)	(68)	119	(42)	77

Total loans	372	(514)	(142)	1,666	(185)	1,481

Investment securities available for sale	1,995	(619)	1,376	(8)	4	(4)
Other investments	(2)	(3)	(5)	5	1	6
Federal funds sold	321	(279)	42	39	(212)	(173)

Total interest income	2,686	(1,415)	1,271	1,702	(392)	1,310
Interest expense:
Interest—bearing deposits:
Interest checking	527	303	830	52	(11)	41
Money markets	40	(74)	(34)	87	(38)	49
Statement savings	(1)	(10)	(11)	17	(9)	8
Certificates of deposit	656	(541)	115	650	(196)	454

Total interest—bearing deposits	1,222	(322)	900	806	(254)	552

Other borrowed funds	(77)	(5)	(82)	69	(64)	5
Total interest expense	1,145	(327)	818	875	(318)	557

Net interest income	$1,541	$(1,088)	$453	$827	$(74)	$753

Table 5.

Cardinal Financial Corporation and Subsidiaries
Average Balance Sheets and Interest Rates on Earning Assets and Interest—Bearing Liabilities
For the Nine Months Ended September 30, 2002, 2001 and 2000
(Dollars in thousands)

	2002			2001			2000
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans:
Commercial	$52,156	$2,788	7.13%	$50,710	$3,345	8.80%	$27,978	$1,996	9.51%
Real estate—commercial	89,634	5,408	8.04%	67,475	4,445	8.78%	30,020	1,696	7.53%
Real estate—construction	6,185	282	6.07%	5,538	374	9.01%	1,990	146	9.78%
Real estate—residential	17,448	1,033	7.90%	18,062	1,133	8.36%	15,068	1,012	8.96%
Home equity lines	23,270	741	4.26%	17,172	896	6.96%	6,078	393	8.62%
Consumer	12,864	715	7.43%	14,965	881	7.85%	9,428	566	8.01%

Total loans	201,557	10,967	7.26%	173,922	11,074	8.49%	90,562	5,809	8.55%

Investment securities available for sale	91,846	3,284	4.77%	5,325	285	7.14%	5,136	243	6.30%
Other investments	1,197	53	5.90%	1,427	66	6.17%	971	49	6.68%
Federal funds sold	49,428	613	1.66%	27,223	926	4.55%	19,245	961	6.66%

Total interest-earning assets and interest income	344,028	14,917	5.78%	207,897	12,351	7.92%	115,914	7,062	8.12%

Non-interest earning assets:
Cash and due from banks	16,955			10,207			4,499
Premises and equipment, net	4,843			5,649			4,496
Goodwill and other intangibles	652			9,337			1,108
Accrued interest and other assets	2,003			1,723			1,209
Allowance for loan losses	(3,051)			(2,038)			(999)

Total assets	$365,430			$232,775			$126,227

Liabilities and Shareholders' Equity
Interest—bearing liabilities:
Interest—bearing deposits:
Interest checking	104,351	2,252	2.89%	14,188	203	1.93%	4,264	73	2.32%
Money markets	28,229	424	2.01%	24,485	617	3.39%	12,666	336	3.57%
Statement savings	4,275	40	1.24%	4,396	88	2.70%	1,096	26	3.23%
Certificates of deposit	131,106	4,118	4.20%	99,781	4,427	5.98%	48,564	2,193	6.08%

Total interest—bearing deposits	267,961	6,834	3.41%	142,850	5,335	4.99%	66,590	2,628	5.31%

Other borrowed funds	6,802	208	4.09%	9,817	368	5.02%	6,261	309	6.55%

Total interest-bearing liabilities and interest expense	274,763	7,042	3.43%	152,667	5,703	5.00%	72,851	2,937	5.43%

Noninterest-bearing liabilities:
Demand deposits	57,915			44,566			21,517
Other liabilities	2,505			2,593			1,917
Preferred shareholders' equity	6,825			7,057			798
Common shareholders' equity	23,422			25,892			29,144

Total liabilities and shareholders' equity	$365,430			$232,775			$126,227

Net interest income and net interest margin		$7,875	3.05%		$6,648	4.26%		$4,125	4.74%

Table 5a.

Cardinal Financial Corporation and Subsidiaries
Rate and Volume Analysis (Tax Equivalent Basis)
(Dollars in thousands)

	Nine Months Ended September 30, 2002 Compared to 2001			Nine Months Ended September 30, 2001 Compared to 2000
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans:
Commercial	$95	$(652)	$(557)	$1,622	$(273)	$1,349
Real estate—commercial	1,460	(497)	963	2,116	633	2,749
Real estate—construction	44	(136)	(92)	260	(32)	228
Real estate—residential	(39)	(61)	(100)	202	(81)	121
Home equity lines	317	(472)	(155)	715	(212)	503
Consumer	(123)	(43)	(166)	332	(17)	315

Total loans	1,754	(1,861)	(107)	5,247	18	5,265

Investment securities available for sale	4,631	(1,632)	2,999	9	33	42
Other investments	(11)	(2)	(13)	23	(6)	17
Federal funds sold	755	(1,068)	(313)	397	(432)	(35)

Total interest income	7,129	(4,563)	2,566	5,676	(387)	5,289
Interest expense:
Interest—bearing deposits:
Interest checking	1,300	749	2,049	172	(42)	130
Money markets	95	(288)	(193)	315	(34)	281
Statement savings	(2)	(46)	(48)	80	(18)	62
Certificates of deposit	1,400	(1,709)	(309)	2,329	(95)	2,234

Total interest—bearing deposits	2,793	(1,294)	1,499	2,896	(189)	2,707

Other borrowed funds	(113)	(47)	(160)	174	(115)	59
Total interest expense	2,680	(1,341)	1,339	3,070	(304)	2,766

Net interest income	$4,449	$(3,222)	$1,227	$2,606	$(83)	$2,523

Table 6.

Cardinal Financial Corporation and Subsidiaries
Allowance for Loan Losses
For the Nine Months Ended September 30, 2002 and 2001
(Dollars in thousands)

	2002	2001
Beginning balance, January 1	$3,104	$1,900
Provision for loan losses	134	375
Transfer to bank's liability on unfunded commitments	(74)	—
Loans charged off:
Commercial	(63)	—
Real estate—commercial	—	—
Real estate—construction	—	—
Real estate—residential	—	—
Home equity lines	—	—
Consumer	(41)	—

Total loans charged off	(104)	—
Recoveries:
Commercial	2	2
Real estate—commercial	—	—
Real estate—construction	—	—
Real estate—residential	—	—
Home equity lines	—	—
Consumer	11	—

Total recoveries	13	2
Net (charge-offs) recoveries	(91)	2
Ending balance	$3,073	$2,277

	September 30, 2002	September 30, 2001
Loans:
Balance at period end	$216,337	$196,668
Allowance for loan losses to period end loans receivable	1.42%	1.16%

Table 7.

Cardinal Financial Corporation and Subsidiaries
Allocation of the Allowance for Loan Losses
As of September 30, 2002 and December 31, 2001
(Dollars in thousands)

	September 30, 2002		December 31, 2001
	Amount	% of Total*	Amount	% of Total*
Commercial	$948	24.37%	$1,149	28.71%
Real estate—commercial	1,342	44.24%	1,270	43.37%
Real estate—construction	173	2.88%	34	3.18%
Real estate—residential	190	11.71%	98	7.20%
Home equity lines	198	11.45%	176	10.60%
Consumer	222	5.35%	377	6.94%

Total allowance for loan losses	$3,073	100.00%	$3,104	100.00%

*
Percentage of loan type to the total loan portfolio.

Table 8.

Cardinal Financial Corporation and Subsidiaries
Capital Components
As of September 30, 2002 and December 31, 2001
(Dollars in thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2002
Total risk based capital/ Total capital to risk-weighted assets	$40,708	15.21%	$21,407	≥	8.00%	$26,759	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	37,636	14.06%	10,704	≥	4.00%	16,055	≥	6.00%
Total risk based capital/ Total capital to average assets	40,708	9.63%	16,903	≥	4.00%	13,380	≥	5.00%

As of December 31, 2001
Total risk based capital/ Total capital to risk-weighted assets	$23,333	10.42%	$17,909	≥	8.00%	$22,387	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	20,230	9.04%	8,955	≥	4.00%	13,432	≥	6.00%
Total risk based capital/ Total capital to average assets	23,333	8.57%	10,891	≥	4.00%	13,614	≥	5.00%

Table 9.

Cardinal Financial Corporation and Subsidiaries
Interest Rate Sensitivity Gap Analysis
As of September 30, 2002
(Dollars in thousands)

	Immediate Repricing		2-90 Days		91-180 Days		181-365 Days		1-3 Years		Over 3 Years		TOTAL
Assets
Investment securities available-for-sale and other investments	$—		$7,382		$6,018		$13,009		$65,206		$47,593		$139,208

Federal funds sold	61,186		—		—		—		—		—		61,186

Loans
Commercial & industrial	15,152		5,761		3,722		8,358		45,320		70,102		148,416
Residential	108		249		294		2,129		7,821		14,729		25,329
Home equity lines	4,471		20,305		—		—		—		—		24,776
Construction	4,770		13		6		12		55		1,368		6,224
All other	1,706		555		397		711		2,416		5,806		11,592

Total Gross Loans	26,207		26,884		4,420		11,210		55,612		92,005		216,337

Total Earning Assets	87,393		34,266		10,438		24,219		120,818		139,598		416,731

Cumulative Rate Sensitive Assets	87,393		121,659		132,097		156,315		277,133		416,731

Liabilities
Deposits
Noninterest-bearing demand	—		—		—		—		—		73,474		73,474
Interest-bearing transaction accounts	33,666		16,833		16,833		16,833		16,833		67,332		168,331
Certificates of deposit—fixed	104		8,611		5,487		22,485		50,451		16,209		103,347
Certificates of deposit—no penalty	116		7,395		9,973		16,404		24,628		—		58,516

Total Deposits	33,886		32,839		32,293		55,722		91,912		157,015		403,668

Other borrowed funds	—		—		—		1,000		—		—		1,000

Total Deposits & Other Borrowed Funds	33,886		32,839		32,293		56,722		91,912		157,015		404,668

Cumulative Rate Sensitive Liabilities	$33,886		$66,725		$99,018		$155,741		$247,653		$404,668

Gap	$53,507		$1,427		$(21,855)		$(32,504)		$28,906		$(17,417)
Cumulative Gap	53,507		54,934		33,079		575		29,480		12,063
Gap/ Total Assets	11.98%		0.32%		-4.89%		-7.27%		6.47%		-3.90%
Cumulative Gap/ Total Assets	11.98%		12.29%		7.40%		0.13%		6.60%		2.70%
Rate Sensitive Assets/ Rate Sensitive Liabilities	2.58	x	1.04	x	0.32	x	0.43	x	1.31	x	0.89	x
Cumulative Rate Sensitive Assets/ Rate Sensitive Liabilities	2.58	x	1.82	x	1.33	x	1.00	x	1.12	x	1.03	x

Item 3. Controls and Procedures

        Based upon an evaluation by our Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

        There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

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

        3.3  Amended Bylaws of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.3 to the Form 10-QSB filed with the Commission on August 14, 2002).

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

        10.3 Executive Employment Agreement, dated as of February 12, 2002 between Cardinal Financial Corporation and F. Kevin Reynolds (incorporated by reference to Exhibit 10.4 to the Original Form SB-2).

        10.4 Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Original Form SB-2).

        10.5 Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Original Form SB-2).

        10.6 Cardinal Financial Corporation 2002 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Form 10-QSB filed with the Commission on August 14, 2002).

        99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

        On July 8, 2002 the registrant filed a Report on Form 8-K attaching its July 3, 2002 press release concerning a writedown of a Worldcom bond.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION (Registrant)
Date: November 14, 2002	/s/ BERNARD H. CLINEBURG Bernard H. Clineburg Chairman, President and Chief Executive Officer
Date: November 14, 2002	/s/ JOHN P. HOLLERBACH John P. Hollerbach Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

        I, Bernard H. Clineburg, Chief Executive Officer of the registrant, certify that:

        1.    I have reviewed this quarterly report on Form 10-QSB of Cardinal Financial Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ BERNARD H. CLINEBURG Bernard H. Clineburg, Chairman, President and Chief Executive Officer

CERTIFICATION

        I, John P. Hollerbach, Chief Financial Officer of the registrant, certify that:

        1.    I have reviewed this quarterly report on Form 10-QSB of Cardinal Financial Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ JOHN P. HOLLERBACH John P. Hollerbach, Executive Vice President and Chief Financial Officer

QuickLinks

CARDINAL FINANCIAL CORPORATION
INDEX TO FORM 10-QSB
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Controls and Procedures
  Part II—Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION