Form 10KSB
period 2002-12-31
CARDINAL FINANCIAL CORP
filed 2003-03-31
CIK 1060523

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-24557

CARDINAL FINANCIAL CORPORATION

(Name of Small Business Issuer in its Charter)

Virginia	54-1874630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8270 Greensboro Drive, Suite 500 McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)

(703) 584-3400

(Issuer’s Telephone Number, Including Area Code)

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

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.           ☐

The issuer’s revenues for the fiscal year ended December 31, 2002 were $23,515,000.

The aggregate market value of the voting shares held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 11, 2003 was $42,544,789.

The number of shares outstanding of Common Stock, as of March 11, 2003 was 10,047,345.

PART I

Item 1.           Description of Business

Overview

We own Cardinal Bank, N.A., a nationally chartered full-service community bank. Cardinal Bank has offices in Alexandria, Arlington, Fairfax City, Reston, Sterling, Manassas, Tysons Corner and McLean.  We have an investment advisory subsidiary, Cardinal Wealth Services, Inc., which began operations on February 1, 1999. We conduct virtually all of our business through Cardinal Bank, N.A. and Cardinal Wealth Services, Inc.

In March 2003, we relocated our principal executive offices to 8270 Greensboro Drive, McLean, Virginia, 22102.  Our Internet website address is www.cardinalbank.com.

History

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

Our initial strategy was to operate a multi-bank organization that emphasized decision-making at the local bank level combined with strong, centralized corporate, technological, marketing, financial and managerial support.  Our operating model was for each local community bank to operate with local management and boards of directors consisting of individuals with extensive knowledge of the local community and the authority to make credit decisions.  We believed that this operating strategy would give us a competitive advantage by coupling the benefits of local banking to attract customers who wished to conduct their business with a locally owned and managed institution with strong ties and an active commitment to the community with the economies of centralized accounting, operations and administrative oversight.

We implemented our initial strategy by organizing Cardinal Bank N.A., headquartered in Fairfax, Virginia, as a wholly owned subsidiary that commenced operations on June 8, 1998.  Subsequently, we organized two additional wholly owned subsidiaries: Cardinal Bank – Manassas/Prince William, N.A., headquartered in Manassas, Virginia, that commenced operations on July 26, 1999; and Cardinal Bank – Dulles, N.A., headquartered in Reston, Virginia, that commenced operations on August 2, 1999.  In addition to the banks that we organized ourselves, effective as of September 1, 2000, we acquired The Heritage Bank through a merger with Heritage Bancorp, Inc. The Heritage Bank was renamed Cardinal Bank — Potomac as a result of the merger.

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

Shift in Operating Strategy

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

In October 2001, the board of directors named Bernard H. Clineburg as our Chairman, President and Chief Executive Officer.  After  Mr. Clineburg’s arrival, we took steps designed to streamline our operations, reduce costs and achieve profitability.  In particular:

•                  We completed the consolidation of our original four banking subsidiaries into a single bank in order to reduce costs and streamline operations and decision-making.  The merger of Cardinal Bank — Dulles, N.A. and Cardinal Bank — Potomac into Cardinal Bank, N.A. was completed in November 2001.  The merger of Cardinal Bank-Manassas/Prince William, N.A. into Cardinal Bank, N.A., was completed as of March 1, 2002.

•                  We were required to evaluate our goodwill for impairment and in the fourth quarter of 2001, we had an $8.3 million impairment of goodwill, substantially eliminating the goodwill attributable to the purchase of Heritage Bancorp, Inc. in September 2000.  An evaluation of losses incurred by Cardinal Bank — Potomac (the successor to The Heritage Bank) during 2000 and 2001, coupled with expectations of future additional losses, indicated a potential impairment in our investment in Heritage.  A valuation of Cardinal Bank — Potomac was performed by an external consultant in response to these impairment indicators.  The valuation confirmed a significant impairment in the Company’s investment in Heritage and resulted in the write down of goodwill.

•                  We further reduced staffing levels during the fourth quarter of 2001. We reduced our number of employees from 138 on June 30, 2001 to 105 as of December 31, 2001.  Most of the staff reductions were made in the commercial lending area of the bank, which had become overstaffed in light of the shift in strategy from four banks to one.  Significant reductions in staff were also made in our centralized administration areas, including accounting, deposit operations and credit administration.

•                  We subleased excess commercial space at our Alexandria, Manassas, McLean and Reston facilities.

These steps significantly reduced overhead expenses  and helped us achieve profitability during the third and fourth quarters of 2002.  Despite the significant management and operational changes experienced  2001 and 2002, we continued to experience annualized asset growth in excess of 74.0% during 2002, with total assets reaching $486.3 million as of December 31, 2002.  We remain committed to continually increase our share of  the local bank deposit market while improving profitability levels.

During the second quarter of 2002, we completed successful rights and secondary offerings that resulted in $18.5 million in additional capital for the Company. We offered 2,500,000 shares to existing shareholders of record as of February 1, 2002 and 2,500,000 shares to the public. The proceeds from the offerings were used to support our continued growth and have contributed to our improved profitability. Specifically, we have used and plan to use the proceeds from the rights and secondary offerings for the following:

•                  We plan to expand our branch network  and increase core retail deposits by developing and marketing innovative consumer oriented products and services.  We began the implementation of this plan through our Arlington branch opening in November 2002. In January 2003 we announced an agreement to purchase or lease up to five existing branch offices in Northern Virginia and to open up to three of the branches by the middle of 2004.  Further consolidation of branch locations is expected in our target market as several mergers of large regional and national banks are completed over the coming months.  This consolidation is expected to create additional opportunities to significantly expand our branch network to attractive retail sites and increase our market share of bank deposits within our target market.

•                  The capital we raised in the offerings has allowed us to have larger lending limits and has allowed us to further expand our commercial lending activities, using the breadth of experience of our senior lenders.

•                  Although we have not at this time identified specific bank acquisition targets, we will explore the possibility of further growth through acquisition in line with our current operating strategy.

•      We have expanded certain existing product lines, including government contract receivables lending, SBA guaranteed lending, and retail lending.  Our goal is to create a diversified, community-focused banking franchise, balanced between retail, commercial and real estate transactions and services.

•      We have formed our mortgage banking subsidiary but are delaying operations until we can identify and retain experienced management for the subsidiary.  In the meantime, we have partnered with Interfirstlink.com, a division of ABN AMRO Mortgage Group, which allows us to originate competitive residential mortgages for our customers.  All mortgages originated through Interfirstlink.com are pre-approved and purchased by ABN AMRO.

Customers

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

Although we expect to continue serving the business and professional market with experienced commercial relationship managers, we have increased our marketing efforts to retail consumers through the expansion of our branch network and development of innovative retail products and services. We expanded our deposit market share through aggressive marketing of our President’s Club relationship product and our Totally Free Checking Product. In addition, during the second quarter of 2002, we organized our retail lending group which specializes in consumer lending products.

Banking Products and Services

The principal business of the bank is to accept deposits from the public and to make loans and other investments.  The principal sources of funds for the bank’s loans and investments are demand, time, savings and other deposits, repayment of loans, and borrowings.  The principal source of income for the bank is interest collected on loans and other investments.  The principal expenses of the bank are interest paid on savings and other deposits, employee compensation, office expenses, and other overhead expenses.  The bank does not currently offer trust or fiduciary services.

The bank is committed to providing high quality banking products and services to its customers, and has made a significant investment in its advanced automated accounting system, which supports virtually every banking function.  The system provides the technology that fully automates the branches, processes bank transactions, mortgages, loans and electronic banking, conducts data base and direct response marketing, provides cash management solutions, streamlined reporting and reconciliation support as well as sales support.

With this investment in technology, the bank offers Internet-based delivery of products for both consumers and commercial customers.  Customers can open accounts, apply for loans, check balances, check account history, transfer funds, pay bills, download account transactions into Quicken™ and Microsoft Money™, use interactive calculators and transmit e-mail with the bank over the Internet.  The Internet provides an inexpensive way for the bank to expand its geographic borders and branch activities while providing the kind of services one would expect from larger banks.

We currently have eight full service banking offices, which are staffed by 38 full-time employees and 10 part-time employees.  We offer a broad array of banking products and services to our customers.  These products and services are set forth below.

Loans

We offer a wide range of short- to long-term commercial and consumer loans, which are described in further detail below.  We have established pre-determined percentage levels as targets for the division of our loan portfolio across the various categories of loans.  Commercial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 23.4%, 46.6%, 2.3%, 12.8%, 10.8% and 4.1%, respectively of our loan portfolio at December 31, 2002.  We believe that this division reflects the current credit demands of our market and provides a sufficient amount of diversification to avoid over-reliance on one category.  We may adjust these levels from time to time as the credit demands of the community change and as our business evolves.

Credit Policies

Our senior lending officers and chief credit officer are primarily responsible for maintaining a quality loan portfolio and developing a strong credit culture throughout the entire organization.  The chief credit officer is responsible for developing and updating our credit policies and procedures.  Senior lending officers  may make exceptions to these credit policies and procedures as appropriate, but any such exception must be approved by the chief credit officer, documented and made for sound business reasons.

Credit quality is controlled by the chief credit officer through compliance with our credit policies and procedures.  Our risk-decision process is actively managed in a disciplined fashion to maintain an acceptable risk profile characterized by soundness, diversity, quality, prudence, balance and accountability.  Our credit approval process consists of specific authorities granted to the lending officers.  Loans exceeding a particular lending officer’s level of authority are reviewed and considered for approval by an officers’ loan committee and then by a committee of the bank’s board of directors.  In addition, the chief credit officer works closely with each lending officer at the bank level to ensure that the business being solicited is of the quality and structure that fits our desired risk profile.

Under our credit policies, we generally limit our concentration of credit risk in any loan or group of loans to 30% of the bank’s capital.  Such concentration limit pertains to any group of borrowers related as to the source of repayment or any one specific industry.  Furthermore, the bank has established limits on the total amount of the bank’s outstanding loans to one borrower, all of which are set below legal lending limits.

Commercial Loans

We make commercial loans to qualified businesses in our market area.  Our commercial lending portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment.  We also offer Small Business Administration guaranteed loans and asset-based lending arrangements to certain of our customers.

Commercial loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and are secured by real estate, the value of which generally is readily ascertainable.  In contrast, commercial loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself.  Further, the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as residential real estate.

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

Commercial mortgage lending entails significant additional risk compared with residential mortgage lending.  Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent than is the case with residential mortgage loans, to adverse conditions in the real estate market or in the economy generally.  Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements.  We also carefully consider the location of the property that will be collateral for the loan.

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

Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and are secured by real estate the value of which tends to be easily ascertainable.  These loans are made consistent with our appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities.  Residential mortgage loans and home equity lines of credit secured by owner-occupied property generally are made with a loan-to-value ratio of up to 80%.   Loan-to-value ratios of up to 90% may be allowed on residential owner-occupied property based on the borrower’s unusually strong general liquidity, net worth and cash flow.

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

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  A loan may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan, such as the bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Our policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful analysis of the borrower.  In evaluating consumer loans, we require our lending officers to review the borrower’s level and stability of income, past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner.  In addition, we require our banking officers to maintain an appropriate margin between the loan amount and collateral value.

We also issue credit cards to certain of our customers.  In determining to whom we will issue credit cards, we evaluate the borrower’s level and stability of income, past credit history and other factors.

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

Loan Participations

From time to time we purchase and sell loan participations to or from other banks within our market area.  In addition, in 1999 and 2001, we purchased two consumer loan portfolios from a bank outside of our market area.  All loan participations purchased have been underwritten using the bank’s standard and customary underwriting criteria.

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

Automatic Teller Machines

We have an ATM at each of our branch offices and we make other financial institutions’ ATMs available to our customers.

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

Brokerage and Investment Advisory Services

Through our subsidiary, Cardinal Wealth Services, Inc., we provide financial and estate planning services.  Cardinal Wealth Services had a strategic alliance with LM Financial Partners, Inc., a wholly owned subsidiary of Legg Mason Inc. until February 2003 and now has an alliance with Raymond James Financial Services, Inc.  Through this alliance, Cardinal Wealth Services financial advisors can offer its customers an extensive range of financial products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income securities and equity research and recommendations.  Cardinal Wealth Services is located at 10641 Lee Highway, Fairfax, Virginia 22030 and has 3 full-time employees, including 2 financial advisors.

Market Area

Our target market area includes areas in and around Fairfax County, Virginia, including the independent cities of Fairfax, Alexandria and Manassas, Virginia, as well as the counties of Arlington, Prince William and Loudoun.  We have established full-service banking offices in eight  locations in the target market.

Our target market is the Northern Virginia Metropolitan Statistical Area (MSA) and is part of the fourth largest metropolitan statistical area in the nation.  The population of the MSA in 2001 was approximately 2.2 million and is expected to grow to over 2.4 million by 2010.  Over 45% of the population is 25 years and older and have earned a Bachelor’s Degree or higher.  This MSA has a low unemployment rate and the per capita personal income in 2000  was in excess of $40,000.

Fairfax County is the largest county in Virginia, with a population of approximately 985,000 in 2001, and is expected to grow to just under 1.1 million by 2010.  With a median household income of over $80,000, the county is one of the most affluent in the country.  The county is known as a major center for U.S. and international corporate headquarters, technical and professional service firms, and trade and professional organizations.  A highly skilled and educated labor force combined with a well-integrated transportation network, including access to three major airports, positions Fairfax County for continued business growth and expansion.  Our headquarters is located approximately 7  miles west of Washington, D.C. and 115 miles north of Richmond, Virginia.

Our target market is one of the strongest banking markets in the nation.  As of June 30, 2001, total FDIC insured bank deposits in our target market area, excluding deposits of E*TRADE Bank, Capital One Bank, and Treasury Bank (which, although based in our target market area, draw deposits nationally), was $28 billion, up 14 % from the prior year. Of the $28 billion in bank deposits in our target market area, just over 75% were held by banks based outside of our target market area.  A major focus of our revised strategy is to gain a larger share of this robust market for insured bank deposits.

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

Deposit competition among institutions in the market area also is very strong.  As a result, it is possible that we will pay above-market rates to attract deposits.  According to a market share data obtained from the FDIC, excluding deposits held by E*TRADE Bank, Capital One Bank and Treasury Bank , we held 1.28 % of total deposits in our target market as of June 30, 2002, compared to 0.83% as of June 30, 2001.  Banks headquartered in our target market area controlled just 24.2% of local deposits as of June 30, 2002, up from 22.2 % in the prior year.  Deposit market share of banks’ headquarters outside of our target market area declined from 77.8 % as of June 30, 2001 to 75.8% as of June 30, 2002. By providing competitive products and more personalized service, local banks have been able to take market share from their non-local competitors, a trend we see continuing and one we intend to exploit as part of our revised strategy.

Employees

At December 31, 2002, we had 118 full-time employees and 18 part-time employees.  None of our employees are represented by any collective bargaining unit.

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

The Bank Holding Company Act

Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and required to file periodic reports regarding our operations and any additional information that the Federal Reserve may require.  Our activities at the bank holding company level are limited to:

•                  banking, managing or controlling banks;

•                  furnishing services to or performing services for our subsidiary and

•                  engaging in other activities that the Federal Reserve has determined by regulation or     order to be so closely related to banking as to be a proper incident to these activities.

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

With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•                  acquiring substantially all the assets of any bank;

•                  acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•                  merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.  The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act, which made substantial revisions to the statutory restrictions separating banking activities from other financial activities.  Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.”  As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities.  Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries.  For example, insurance activities would be subject to supervision and regulation by state insurance authorities.  Although we have not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, we will likely do so in the future.

Payment of Dividends

We are a legal entity separate and distinct from our banking and other subsidiaries.  Virtually all of our revenues will result from dividends paid to us by our bank subsidiary.  Our bank subsidiary is subject to laws and regulations that limit the amount of dividends that it can pay.  Under OCC regulations, a national bank may not declare a dividend in excess of its undivided profits, which means that our national bank subsidiary must recover any start-up losses before it may pay a dividend to us.  Additionally, our national bank subsidiary may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC.  Our national bank subsidiary may not declare or pay any dividend if, after making the dividend, the national bank would be “undercapitalized,” as defined in the federal regulations.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice.  The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, both we and our bank subsidiary are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Virginia law also imposes some restrictions on our ability to pay dividends.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of our bank subsidiary is insured by the FDIC up to the limits set forth under applicable law.  The deposits of our bank subsidiary are subject to the deposit insurance assessments of the Bank Insurance Fund, or “BIF”, of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations.  For example, depository institutions insured by the BIF that are “well capitalized” and that present few or no supervisory concerns are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits.  These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund.  Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action.  The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC.  We are not aware of any existing circumstances that could result in termination of any of our bank subsidiary deposit insurance.

Capital Requirements

Each of the OCC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises.  Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%.  At least half of the total capital must be composed of  “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles.  The remainder may consist of  “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance.  In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  In sum, the capital measures used by the federal banking regulators are:

•                  the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;

•                  the Tier 1 Capital ratio; and

•                  the leverage ratio.

Under these regulations, a bank will be:

•                  “well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•                  “adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•                  “undercapitalized” if it has a Total Capital ratio of less than 8% or greater, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

•                  “significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•                  “critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

The risk-based capital standards of each of the OCC and the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy.  The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

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

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent.  For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise.  In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure.  The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds.  The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

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

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board.  The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks.  The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of our bank subsidiary.

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits.  NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution.  For net transaction accounts in 2002, the first $5.7 million will be exempt from reserve requirements.  A 3% reserve ratio will be assessed on net transaction accounts over $5.7 million to and including $41.3 million.  A 10% reserve ratio will be applied to net transaction accounts in excess of $41.3 million.  These percentages are subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank.  Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a nonaffiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks.  Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit.  Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus.  Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting.  The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000).  Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act

Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice.  The Community Reinvestment

Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs.  Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard.  Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution.  An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act.  Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

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

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates.  It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended.  It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.”  Additionally, the new law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  The new law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.  An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes.  The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the act.

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

Item 2.           Description of Property

We conduct our business from our main office in McLean, Virginia and eight branch banking offices.  The following table provides certain information with respect to our properties:

Location:	Date Facility Opened:	Ownership and Leasing Arrangements
Main Office: Cardinal Financial Corporation 8270 Greensboro Drive Suite 500 McLean, Virginia 22102	March, 2003	We occupy approximately 20,600 square feet under a sublease that expires February 28, 2010.

Branch Office #1 Cardinal Bank, N.A. 10641 Lee Highway Fairfax, Virginia 22030	January, 1998	This branch occupies a three-story brick structure, which contains approximately 9,000 square feet under a lease that expires December 31, 2007.

Also at the location is: Cardinal Wealth Services, Inc		Cardinal Wealth Services, Inc. occupies 700 square feet under the same lease as the branch office.

Branch Office #2 Cardinal Bank, N.A. 1737 King Street Alexandria, Virginia 22314	June, 2000	This branch occupies approximately 2,600 square feet under a lease that expires December 31, 2013.

Branch Office #3 Cardinal Bank, N.A. 11150 Sunset Hills Road Reston, Virginia 20190	August, 1999	This branch occupies approximately 3,600 square feet of a three-story structure under a lease that expires December 31, 2008.

Branch Office #4 Cardinal Bank, N.A. 46005 Regal Plaza Sterling, Virginia 20165	September, 2000	This branch occupies approximately 3,000 square feet under a lease that expires February 29, 2009.

Branch Office #5 Cardinal Bank, N.A. 1313 Dolley Madison Blvd. McLean, Virginia 22101	September, 2000	This branch occupies approximately 2,200 square feet under a lease that expires July 31, 2008.

Branch Office #6 Cardinal Bank, N.A. 1650 Tysons Boulevard McLean, Virginia 22102	September, 2000	This branch occupies approximately 4,100 square feet under a lease that expires March 31, 2006.

Branch Office #7 Cardinal Bank, N.A. 9626 Center Street Manassas, Virginia 20110	July, 1999	This branch occupies a two-story building containing approximately 6,000 square feet and owned by us. We have leased 3,000 square feet of this building during 2002.

Branch Office #8 Cardinal Bank, N.A. 2100 N. Glebe Road Arlington, Virginia 22207	September, 2002	This branch occupies approximately 1,200 square feet under a lease that expires August 31, 2007.

We have standard renewal provisions in all our lease agreements with the exception of our main office location.  We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3.           Legal Proceedings

In the ordinary course of our operations, we may become party to legal proceedings.  Currently, we are not party to any material proceedings and no such proceedings are, to management’s knowledge, threatened against us.

Item 4.           Submission of Matters to a Vote of Security Holders

                                                No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Our common shares are traded on the Nasdaq SmallCap Market under the symbol “CFNL.”  The following table sets forth the high and low bid information for our shares on the NASDAQ SmallCap Market for the periods indicated

Periods Ended	High	Low
2000
First Quarter	$4.75	$4.50
Second Quarter	5.25	5.06
Third Quarter	5.13	4.13
Fourth Quarter	3.88	3.25
2001
First Quarter	4.88	3.50
Second Quarter	5.96	4.25
Third Quarter	6.69	5.18
Fourth Quarter	6.60	5.90
2002
First Quarter	4.00	3.90
Second Quarter	4.85	4.70
Third Quarter	4.16	4.11
Fourth Quarter	4.40	4.34
2003
January - March 11	5.45	4.30

Our 10,044,345 common shares outstanding as of December 31, 2002 were held by approximately 1,741 holders of record.

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

Our ability to distribute cash dividends will depend primarily on the abilities of our subsidiaries to pay dividends to us.  As a national bank, Cardinal Bank is subject to legal limitations on the amount of dividends it is permitted to pay.  Furthermore, neither Cardinal Bank nor we may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business.  For additional information on these limitations, see “Government Regulation and Supervision — Payment of Dividends” in Item 1 above.

Item 6.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition for the years ended December 31, 2002 and 2001 and the results of our operations for the years ended December 31, 2002, 2001 and 2000.  The discussion should be read in conjunction with the accompanying consolidated financial statements.

Company Overview

Cardinal Financial Corporation is a locally owned and managed financial services organization headquartered in Northern Virginia and committed to providing top quality customer service, a diversified product mix and convenient avenues for banking to consumers and businesses.  During 2002, total assets increased 74.0% to $486.3 million.  As of December 31, 2002, net loans receivable increased 24.2% to $245.7 million.  In just over four years of operations, we have become one of the largest banks headquartered in our market measured by deposits.  Total deposits increased 72.1% to $423.5 million as of December 31, 2002.  Our investment advisory subsidiary, Cardinal Wealth Services, Inc., ended 2002 with over 2,000 customers and assets under management exceeding $98.8 million.

Critical Accounting Policies

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in the loan portfolio.  Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrower.  As a part of our analysis, we use comparative peer group data, duration factors and qualitative factors such as levels of and trends in delinquencies and nonaccrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support our estimates.  The loan loss provision for the years ended December 31, 2002, 2001 and 2000 was $444,000, $1.2 million and $753,000, respectively.  The allowance for loan loss increased slightly to $3.4 million as of December 31, 2002 from $3.1 million as of December 31, 2001.  The ratio of the allowance for loan losses to total loans, net of fees, was 1.35% at December 31, 2002 compared to 1.54% at December 31, 2001.  Additional information on the allowance for loan losses and provision expense can be found later in this discussion under “Provision Expense and Allowance for Loan Losses.”

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are adequate, it is possible that there may be unidentified losses in the portfolio that may become evident only at a future date.  Additional provisions for such losses, if necessary, would negatively impact earnings and would be recorded in the banking business segment.

We categorize our loans into one of five pools:  commercial and industrial, commercial real estate, home equity lines of credit, residential mortgages, and consumer loans.  Peer group annual loss factors (in the absence of historical results) are applied to all pools and are adjusted by the projected duration of the loan pool and by the qualitative factors mentioned above.  The indicated loss factors resulting from this analysis are applied to each of the loan pools to determine a reserve level for each of the five pools of loans.  In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral values.  Since we have limited historical data on which to base loss factors for classified loans, we apply a 5% loss factor to all special mention loans and a 15% loss factor to all substandard loans (in accordance with regulatory guidelines).

Valuation Allowance for Deferred Tax Assets

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as depreciation and amortization, are recognized in different periods for financial reporting and tax return purposes.  A valuation allowance has been established for deferred tax assets, as realization is dependent upon generating future taxable income. Additional information on the valuation allowance can be found in Footnote 9 to the Notes to Consolidated Financial Statements.

New Financial Accounting Standards

During 2002, the Financial Accounting Standards Board issued several new accounting pronouncements which are summarized below.  These new pronouncements have had no impact on our financial results nor are they expected to have a material impact.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued in May 2002.  SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” as well as an amendment of that Statement, FASB Statement No. 64, “Accounting for Intangible Assets of Motor Carriers,” and amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  In addition, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002.  It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force EITF Issue 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  Unlike EITF 94-3, SFAS

No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when that liability is incurred rather than at the date of an entity’s commitment to an exit plan.

SFAS No. 147, “Acquisitions of Certain Financial Institutions,” amends FASB Statement No. 72 and 144 and FASB Interpretation No. 9, and was issued in July 2002.  In removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9, except for transactions between two or more mutual enterprises.  Instead, it requires that acquisitions of financial institutions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued in December 2002.  It amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this statement amends APB Opinion 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

Selected Financial Information

(Dollars in thousands, except share and per share data)

	For the Years Ended December 31,
Results of Operations	2002	2001	2000	1999	1998
Interest and dividend income	$20,242	$16,577	$11,150	$4,330	$1,556
Interest expense	9,586	7,500	4,740	1,305	340
Net interest income	10,656	9,077	6,410	3,025	1,216
Provision for loan losses	444	1,202	753	514	212
Net interest income after provision for loan losses	10,212	7,875	5,657	2,511	1,004
Non-interest income	3,273	3,267	2,098	1,320	34
Non-interest expense	14,014	23,866	11,726	7,870	2,734
Net loss before income taxes	(529)	(12,724)	(3,971)	(4,039)	(1,696)
Provision for income taxes	—	—	—	—	—
Net loss	(529)	(12,724)	(3,971)	(4,039)	(1,696)
Dividends to preferred shareholders	495	503	171	—	—
Net loss to common shareholders	(1,024)	(13,227)	(4,142)	(4,039)	(1,696)

Loss Per Common Share
Basic & diluted:
Net loss	$(0.13)	$(3.11)	$(0.98)	$(0.95)	$(0.64)
Average shares outstanding	7,949,132	4,258,087	4,246,346	4,240,819	2,646,036
Dividends paid per common share	$—	$—	$—	$—	$—
Financial Condition

Selected Average Balances
Total assets	$388,826	$242,732	$146,093	$71,987	$31,604
Earning assets	365,269	217,881	132,863	65,945	26,925
Loans receivable, net	203,594	178,901	102,785	33,265	1,948
Deposits	348,141	197,434	105,931	36,132	8,347
Other borrowed funds	5,564	10,002	6,904	1,773	—
Total shareholders’ equity	32,839	32,506	31,215	32,942	22,783

At December 31
Total assets	$486,323	$279,584	$207,048	$97,033	$57,295
Earning assets	450,292	264,071	187,281	89,563	54,317
Loans receivable, net	245,734	197,807	152,371	67,441	16,115
Deposits	423,479	246,024	163,371	59,873	21,867
Other borrowed funds	2,000	9,824	7,287	6,000	—
Total shareholders’ equity	40,712	20,624	34,112	30,745	34,728
Selected Ratios and Other Data
Return on average assets	—0.14%	—5.24%	—2.72%	—5.61%	—5.37%
Return on average equity	—1.61%	—39.14%	—12.72%	—12.26%	—7.44%
Net interest margin	2.92%	4.17%	4.82%	4.59%	4.66%
Net interest spread	2.27%	2.90%	2.85%	2.30%	1.09%
Total shareholders’ equity to total assets	8.37%	7.38%	16.48%	31.69%	60.61%
Allowance to year end loans	1.35%	1.54%	1.23%	1.07%	1.30%
Non-performing assets to total loans	0.37%	0.18%	0.38%	0.00%	0.00%
Based on averages:
Total equity to total assets	8.45%	13.39%	21.37%	45.76%	72.09%
Total loans to total equity	629.29%	556.88%	333.07%	102.23%	8.65%
Full-time equivalent employees	107	100	131	82	30

2002 Compared to 2001

Our net loss for the year ended December 31, 2002 totaled $1.0 million or $0.13 per common share, compared with a loss of $13.2 million or $3.11 per common share for the same period of 2001.  Included in the reported net loss for the year ended December 31, 2002 were two quarters (3rd and 4th quarters) of net income totaling $390,000 or $0.04 per common share. The 2002 loss included an impairment of $1.7 million of an investment in a WorldCom bond.  If the impact of the WorldCom impairment were excluded, we would have reported net income of $636,000, or $0.08 per common share for the year ended December 31, 2002 (see Table 1 for a reconciliation of GAAP to Non-GAAP Financial Measures).  All year-end results are presented after the effect of dividends paid to preferred shareholders of $495,000 and $503,000 for the years ended December 31, 2002 and 2001, respectively.  The return on average assets for the years ended December 31, 2002, 2001 and 2000 were (0.14%),  (5.24%) and (2.72%), respectively.  The return on average equity for the years ended December 31, 2002, 2001 and 2000 were (1.61%),  (39.14%) and (12.72%), respectively.

Total assets increased $206.7 million, or 74.0%, to $486.3 million at December 31, 2002 compared to $279.6 million at December 31, 2001.  Asset growth was funded primarily by deposit growth of $177.5 million, or 72.1%, to $423.5 million at December 31, 2002.  The strong growth experienced during 2002 is attributed to aggressive promotion of our products through advertising and direct mail in addition to opening our eighth branch in Arlington, Virginia during the fourth quarter of 2002.

Total shareholders’ equity increased $20.1 million or 97.4% to $40.7 million at December 31, 2002 compared to $20.6 million at December 31, 2001.  This increase was primarily a result of our successful $18.5 million rights and secondary offerings during the second quarter of 2002.  Book value per common share increased to $3.37 at December 31, 2002 compared to $3.21 at December 31, 2001.  The ratio of total capital to risk based assets increased to 13.35% at December 31, 2002 compared to 10.42% at December 31, 2001 giving us a well-capitalized position for regulatory purposes going into 2003.  Total shareholders’ equity to total assets at December 31, 2002, 2001 and 2000 were 8.4%, 7.4% and 16.5%, respectively.

Table 1.

Reconciliation of GAAP to Non-GAAP Financial Measures

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share data)

	2002	2001	2000
Reported net loss to common shareholders	$(1,024)	$(13,227)	$(4,142)
Less nonrecurring expenses:
Writedown of WorldCom bond	1,660	—	—
Impairment of Heritage Bancorp goodwill	—	8,264	—
Restructuring costs	—	884	—
Net income (loss) without nonrecurring expenses	$636	$(4,079)	$(4,142)

Reported net loss per common share	$(0.13)	$(3.11)	$(0.98)
Less nonrecurring expenses:
Writedown of WorldCom bond	0.21	—	—
Impairment of Heritage Bancorp goodwill	—	1.94	—
Restructuring costs	—	0.21	—
Earnings (loss) per common share without nonrecurring expenses	$0.08	$(0.96)	$(0.98)

Statements of Operations

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-bearing assets and the interest paid on deposits and other interest-bearing liabilities.  The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.  During 2002, we continued to experience a weakened economy that had entered into a recessionary phase early in 2001. During 2001, the Federal Reserve lowered rates eleven times in order to turn the economy around from its recessionary phase.  During the fourth quarter of 2002, in response to this weakening economy and the lack of any inflationary pressures, the Federal Reserve lowered rates an additional 50 basis points.  At 4.25%, the prime lending rate is at its lowest levels in over forty years. We expect that 2003 will be another year of slow economic growth in the financial markets with little to no change in interest rates.

Net interest income was $10.7 million in 2002, up $1.6 million or 17.4% from 2001.  The increase is primarily due to the increase in loans and investment securities available-for-sale during 2002, funded through the increase in total deposits and shareholders’ equity.  The increase in net interest income was tempered by a reduction in our net interest margin, due primarily to the continued decline in yields on earnings assets at a faster pace than the decline in yields on interest bearing liabilities.

The net interest margin was 2.92% for the year ended December 31, 2002 as compared to 4.17% for the same period of 2001.   The decrease in the net interest margin is representative of the change in the mix of earning assets towards lower yielding investments and to the lower rate environment experienced during 2002.  The rate on interest earning assets decreased to 5.54% in 2002 from 7.61% in 2001 and our cost on interest-bearing liabilities decreased to 3.27% in 2002 from 4.71% in 2001.

Total earning assets increased by 70.5% to $450.3 million at December 31, 2002 as compared to $264.1 million at December 31, 2001.  This increase consisted mainly of $47.9 million, or 24.2% increase in net loans receivable, and a $129.5 million, or 379.3%, increase in investment securities available-for-sale.   These increases were primarily funded by total deposit growth of $177.5 million or 72.1% over December 31, 2001 balances.

Average investment securities available-for-sale increased $94.6 million to $101.6 million during 2002, funded primarily by the increase in average deposits of $150.7 million during 2002 compared to 2001.

Average total loans increased $25.6 million to $206.7 million during 2002 from $181.0 million in 2001.  Average balances for nonperforming assets, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2002 and 2001.  Additional interest income of approximately $37,000 for 2002 and $17,000 for 2001 would have been realized had all nonperforming assets performed as originally expected.  Nonperforming assets exclude loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

Average total deposits increased $150.7 million to $348.1 million in 2002 from $197.4 million in 2001.  The largest increase in average deposit balances was experienced in interest checking, an increase of $96.7 million compared to 2001, as a result of our President’s Club relationship account promotion.

Tables 2 and 3 contain more detailed information concerning average balances, yields earned, and rates paid.

Table 2.

Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities
As of and for the Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	2002			2001			2000
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans:
Commercial	$52,960	$3,696	6.98%	$52,063	$4,407	8.46%	$35,605	$3,149	8.84%
Real estate - commercial	91,289	7,276	7.97%	72,500	6,288	8.67%	33,546	2,899	8.64%
Real estate - construction	6,156	375	6.09%	5,634	487	8.64%	2,425	287	11.84%
Real estate - residential	20,139	1,534	7.62%	17,972	1,501	8.35%	15,568	1,447	9.29%
Home equity lines	23,711	993	4.19%	18,023	1,146	6.36%	7,307	698	9.55%
Consumer	12,399	924	7.45%	14,827	1,144	7.72%	9,518	778	8.17%
Total loans	206,654	14,798	7.16%	181,019	14,973	8.27%	103,969	9,258	8.90%

Investment securities available-for-sale	101,589	4,501	4.43%	7,022	437	6.22%	6,068	371	6.11%
Other investments	1,253	72	5.75%	1,373	82	5.97%	1,036	70	6.76%
Federal funds sold	55,773	871	1.56%	28,467	1,085	3.81%	21,790	1,451	6.66%

Total interest-earning assets and interest income	365,269	20,242	5.54%	217,881	16,577	7.61%	132,863	11,150	8.39%

Non-interest earning assets:
Cash and due from banks	18,595			10,467			5,890
Premises and equipment, net	4,820			5,579			4,698
Goodwill and other intangibles	651			9,228			3,262
Accrued interest and other assets	2,551			1,695			564
Allowance for loan losses	(3,060)			(2,118)			(1,184)
Total assets	$388,826			$242,732			$146,093

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	114,350	3,073	2.69%	17,675	370	2.09%	5,375	130	2.42%
Money markets	28,667	525	1.83%	25,346	767	3.03%	15,256	624	4.09%
Statement savings	4,305	52	1.21%	4,371	102	2.33%	2,441	61	2.50%
Certificates of deposit	140,033	5,714	4.08%	101,932	5,788	5.68%	55,656	3,478	6.25%
Total interest - bearing deposits	287,355	9,364	3.26%	149,324	7,027	4.71%	78,728	4,293	5.45%

Other borrowed funds	5,564	222	3.99%	10,002	473	4.73%	6,904	447	6.47%

Total interest-bearing liabilities and interest expense	292,919	9,586	3.27%	159,326	7,500	4.71%	85,632	4,740	5.54%

Noninterest-bearing liabilities:
Demand deposits	60,786			48,110			27,203
Other liabilities	2,282			2,790			2,043
Preferred shareholders’ equity	6,825			7,056			2,371
Common shareholders’ equity	26,014			25,450			28,844
Total liabilities and shareholders’ equity	$388,826			$242,732			$146,093

Net interest income and net interest margin		$10,656	2.92%		$9,077	4.17%		$6,410	4.82%

Table 3.

Rate and Volume Analysis (Tax Equivalent Basis)
Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	2002 Compared to 2001			2001 Compared to 2000
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans:
Commercial	$76	$(787)	$(711)	$1,456	$(198)	$1,258
Real estate - commercial	1,630	(642)	988	3,366	23	3,389
Real estate - construction	45	(157)	(112)	380	(180)	200
Real estate - residential	181	(148)	33	223	(169)	54
Home equity lines	362	(515)	(153)	1,024	(576)	448
Consumer	(187)	(33)	(220)	434	(68)	366
Total loans	2,107	(2,282)	(175)	6,883	(1,168)	5,715

Investment securities available-for-sale	5,885	(1,821)	4,064	58	8	66
Other investments	(7)	(3)	(10)	23	(11)	12
Federal funds sold	1,041	(1,255)	(214)	445	(811)	(366)

Total interest income	9,026	(5,361)	3,665	7,408	(1,982)	5,427

Interest expense:

Interest - bearing deposits:
Interest checking	2,024	679	2,703	297	(57)	240
Money markets	100	(342)	(242)	413	(270)	143
Statement savings	(2)	(48)	(49)	48	(7)	41
Certificates of deposit	2,163	(2,237)	(74)	2,893	(583)	2,310
Total interest - bearing deposits	4,285	(1,947)	2,337	3,651	(917)	2,734

Other borrowed funds	(210)	(41)	(251)	201	(175)	26

Total interest expense	4,075	(1,988)	2,086	3,852	(1,092)	2,760

Net interest income	$4,951	$(3,372)	$1,578	$3,557	$(890)	$2,667

Provision Expense and Allowance for Loan Losses

Our policy is to maintain the allowance for loan losses at a level that represents our best estimate of known and inherent losses in the loan portfolio.  Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrower.  Provision for loan losses was $444,000 in 2002 as compared to $1.2 million in 2001 due primarily to the strong loan quality experienced and a change in our portfolio mix with increases in our residential and home equity loan portfolios, which require lower reserve amounts than the remainder of the loan portfolio.

The allowance for loan losses increased to $3.4 million in 2002 from $3.1 million in 2001.  The ratio of the allowance for loan losses to total loans, net of fees, at December 31, 2002 was 1.35% compared to 1.54% at December 31, 2001.  We experienced loan charge offs of $117,000 for the year ended December 31, 2002 offset by recoveries of $15,000.  We had no charge offs prior to 2002.

Tables 4 and 5 contain additional information pertaining to the calculation and allocation of the allowance for loan losses.

Table 4.

Allowance for Loan Losses
As of December 31, 2002, 2001, 2000, 1999 and 1998
(Dollars in thousands)

	2002	2001	2000	1999	1998
Beginning balance, January 1	$3,104	$1,900	$726	$212	$—

Provision for loan losses	444	1,202	753	514	212

Transfer to bank’s liability on unfunded commitments	(74)	—	—	—	—

Assumed allowance for loan losses
from acquisition of Heritage Bancorp, Inc.	—	—	421	—	—

Loans charged off:
Commercial	(63)	—	—	—	—
Real estate - commercial	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - residential	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	(54)	—	—	—	—
Total loans charged off	(117)	—	—	—	—

Recoveries:
Commercial	12	2	—	—	—
Real estate - commercial	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - residential	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	3	—	—	—	—
Total recoveries	15	2	—	—	—

Net (charge offs) recoveries	(102)	2	—	—	—

Ending balance, December 31,	$3,372	$3,104	$1,900	$726	$212

Loans:	2002	2001	2000	1999	1998
Balance at year end	$249,106	$200,911	$154,271	$68,167	$16,327
Allowance for loan losses to year end loans	1.35%	1.54%	1.23%	1.07%	1.30%

Table 5 shows the allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Table 5.

Allocation of the Allowance for Loan Losses
As of December 31, 2002, 2001, 2000, 1999 and 1998
(Dollars in thousands)

	2002		2001		2000
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial	$1,301	23.40%	$1,149	28.71%	$612	32.22%
Real estate - commercial	1,386	46.63%	1,270	43.37%	704	37.05%
Real estate - construction	19	2.32%	34	3.18%	50	2.65%
Real estate - residential	241	12.77%	98	7.20%	219	11.51%
Home equity lines	201	10.77%	176	10.60%	183	9.65%
Consumer	224	4.11%	377	6.94%	253	6.92%

Total allowance for loan losses	$3,372	100.00%	$3,104	100.00%	$2,022	100.00%

	1999		1998
	Allocation	% of Total*	Allocation	% of Total*
Commercial	$241	33.10%	$59	31.44%
Real estate - commercial	211	29.03%	40	21.46%
Real estate - construction	9	1.28%	9	4.65%
Real estate - residential	126	17.39%	64	33.83%
Home equity lines	40	5.54%	12	6.36%
Consumer	99	13.66%	28	2.26%

Total allowance for loan losses	$726	100.00%	$212	100.00%

* Percentage of loan type to the total loan portfolio.

Non-Interest Income

Non-interest income continues to be an important factor in our operating results.  Non-interest income was $3.3 million for both years ended December 31, 2002 and 2001. Investment fee income from our subsidiary, Cardinal Wealth Services, Inc., decreased by $1.0 million to $940,000 for the year ended December 31, 2002 compared to $1.9 million in 2001.  This decrease was a result of the decreased market activity and assets under management experienced during 2002.  Due to our increased number of deposit accounts, service charges on deposit accounts increased $113,000 to $511,000 during 2002 as compared to $398,000 in 2001.  We had net realized gains on sales of investment securities available-for-sale of $524,000 for the year ended December 31, 2002 compared to none during 2001.  During 2002 and 2001, we consolidated operations, sublet excess space and received rental income of $409,000, an increase of $299,000, or 271.8%, from 2001.  Table 6 provides additional detail on non-interest income for the years ended December 31, 2002, 2001, and 2000.

Table 6.

Non-Interest Income
Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	2002	2001	2000
Service charges on deposit accounts	$511	$398	$154
Loan service charges	392	433	230
Investment fee income	940	1,941	1,516
Net gain (loss) on sales of loans	74	49	(23)
Net realized gain (loss) on investment securities available-for-sale	524	—	(32)
Net gain on sales of assets	39	18	57
Rent income	409	110	—
ATM transaction fees	100	92	26
Credit card fees	46	39	29
Check order fees	101	62	34
Other income	137	125	107
Total non-interest income	$3,273	$3,267	$2,098

Non-Interest Expense

Non-interest expense was $14.0 million and $23.9 million for the years ended December 31, 2002 and 2001, respectively.  The decrease in non-interest expense of $9.9 million, or 41.3% for 2002 compared to 2001 resulted mostly from a one-time charge of $8.3 million during the fourth quarter of 2001 that substantially eliminated the goodwill attributed to the purchase of Heritage Bancorp, Inc.  Also, during 2001, we made the decision to restructure from four banks to one to simplify our structure and reduce costs. Consequently, included in non-interest expense for 2001 is approximately $884,000 in non-recurring costs associated with the restructuring.

During the second quarter of 2002, we recorded an impairment on an investment in a WorldCom bond of $1.7 million.  Excluding the effect of the one-time charge related to the Heritage Bancorp goodwill in 2001 and the $1.7 million impairment writedown of the WorldCom bond in 2002, total non-interest expense declined $3.2 million in 2002 compared to 2001.  This substantial decline in non-interest expense was due primarily to decreases in salaries and benefits expense, as well as discontinuation of goodwill amortization in 2002 due to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” and reflects tighter expense controls and improved efficiencies after the consolidation from a multi-bank structure to a one-bank organization.  Table 7 reflects the components of non-interest expense for the years ended December 31, 2002, 2001 and 2000.

Table 7.

Non-Interest Expense
Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	2002	2001	2000
Salary and benefits	$5,715	$7,731	$6,317
Occupancy	1,381	1,373	1,075
Professional fees	1,011	705	508
Depreciation	736	804	601
Amortization and write down of intangibles	22	8,907	235
Writedown of WorldCom bond	1,660	—	—
Data processing	759	957	561
Stationary and supplies	317	306	345
Brokerage clearing	206	370	345
Advertising and marketing	541	368	241
Telecommunications	276	325	254
Other taxes	342	269	221
Travel and entertainment	127	164	139
Bank operations	411	875	165
Premises and equipment	271	247	142
Miscellaneous	239	465	577
Total non-interest expense	$14,014	$23,866	$11,726

Income Taxes

We have not recorded income tax expense or benefit due to the availability of net losses in 2002 and all prior years of operations.  The ability to utilize net operating loss carryforwards will be dependent on our ability to generate future taxable earnings.  Footnote 9 to the Notes to Consolidated Financial Statements provides additional information with respect to the deferred tax accounts and the net operating loss carryforward.

Statements of Condition

Loans Receivable

We have comprehensive policies and procedures that cover both commercial and consumer loan origination and management of credit risk.  Loans are underwritten in a manner that focuses on the borrower’s ability to repay.  Our goal is not to avoid risk, but to manage it and to include credit risk as part of the pricing decision for each product.

Total loans, net of fees and premiums and discounts, increased $48.2 million to $249.1 million at December 31, 2002.  The strongest growth was in commercial real estate loans and residential real estate loans.

Our loan portfolio has a heavy commercial orientation as evidenced by the information provided in Table 8.  We began in late 1999 to better diversify the loan portfolio by purchasing consumer loans.  We continued to diversify our portfolio in 2002 and 2001 by establishing a separate retail lending group, creating competitive home equity products, and by purchasing small pools of residential mortgages.

Table 8.

Loans Receivable
As of December 31, 2002, 2001, 2000, 1999 and 1998
(Dollars in thousands)

	2002		2001		2000

Commercial	$58,292	23.40%	$57,665	28.71%	$49,646	32.22%
Real estate - commercial	116,135	46.63%	87,116	43.37%	57,083	37.05%
Real estate - construction	5,781	2.32%	6,397	3.18%	4,088	2.65%
Real estate - residential	31,808	12.77%	14,469	7.20%	17,729	11.51%
Home equity lines	26,831	10.77%	21,299	10.60%	14,867	9.65%
Consumer	10,235	4.11%	13,941	6.94%	10,665	6.92%

Gross loans	$249,082	100.00%	$200,887	100.00%	$154,078	100.00%

Add: unearned income, net	24		24		193
Less: allowance for loan losses	(3,372)		(3,104)		(1,900)

Loans receivable, net	$245,734		$197,807		$152,371

	1999		1998

Commercial	$22,558	33.10%	$5,138	31.44%
Real estate - commercial	19,780	29.03%	3,507	21.46%
Real estate - construction	870	1.28%	760	4.65%
Real estate - residential	11,851	17.39%	5,529	33.83%
Home equity lines	3,777	5.54%	1,040	6.36%
Consumer	9,311	13.66%	369	2.26%

Gross loans	$68,147	100.00%	$16,343	100.00%

Add: unearned income, net	20		(16)
Less: allowance for loan losses	(726)		(212)

Loans receivable, net	$67,441		$16,115

Loans receivable accounted for on a non-accrual basis at December 31, 2002 and 2001 were $917,000 and $361,000, respectively.  Accruing loans, which are contractually past due 90 days or more as to principal or interest payments as of December 31, 2002 and 2001, were $59,000 and $566,000, respectively.  There are no loans as of December 31, 2002 and 2001 included above which are “troubled debt restructurings” as defined in SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”  Table 9 shows nonperforming loans at the end of each of the past five years.  Gross interest income that would have been recorded if the nonaccrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for 2002 was $37,000.  The interest income realized prior to the loans being placed on nonaccrual status for 2002 was $28,000.

Specific reserves of $28,000 were recorded in 2002 for one of the non-accrual loans.  Interest income on non-accrual loans, if recognized, is recorded using the cash basis method of accounting.  When a loan is placed on non-accrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years.  While on non-accrual, the collection of interest is recorded as interest income only after all principal has been collected.  When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status.    At December 31, 2002 the ratio of non-performing loans to total loans was 0.37% as compared to 0.18% at December 31, 2001.

Table 9.

Nonperforming Loans Receivable

As of December 31, 2002, 2001, 2000, 1999, and 1998

(Dollars in thousands)

	2002	2001	2000	1999	1998
Nonaccruing loans	$917	$361	$585	$—	$—

Loans contractually past-due
90 days or more	59	566	2	—	—

Troubled debt restructurings	—	—	—	—	—
Total nonperforming loans receivable	$976	$927	$587	$—	$—

Investment Securities Available-for-Sale

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities available-for-sale increased to $163.7 million at December 31, 2002 as compared to $34.1 million at December 31, 2001.  Strong deposit growth during 2002 made more funds available for investments.  The portfolio yield decreased from 6.22% as of December 31, 2001 to 4.43% as of December 31, 2002 due to higher yielding investments having matured, been called or sold for a net realized gain and purchases of additional investments during 2002 yielding lower rates. During the second quarter of 2002, we experienced an impairment on an investment in a WorldCom bond that resulted in a charge to non-interest expense of $1.7 million. Table 10 reflects the composition of the investment portfolio as of December 31, 2002, 2001 and 2000.

Table 10.

Investment Securities Available-for-Sale

As of December 31, 2002, 2001 and 2000

(Dollars in thousands)

As of December 31, 2002	Par Value	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Average Yield
U.S. government agencies and enterprises
One to five years	$26,750	$26,739	$26,988	$249	3.47%
Five to ten years	12,000	12,048	12,048	—	3.68%
Total U.S. government agencies	$38,750	$38,787	$39,036	$249	3.53%

Mortgage-backed securities
Within one year	$15,325	$15,478	$15,750	$272	3.61%
One to five years	69,265	70,552	72,342	1,790	4.82%
Five to ten years	13,385	13,695	13,686	(9)	4.43%
After ten years	13,940	15,301	15,301	—	5.20%
Total mortgage-backed securities	$111,915	$115,026	$117,079	$2,053	4.65%

Other bonds
After ten years	5,000	5,000	5,000	—	3.39%
Total other bonds	$5,000	$5,000	$5,000	$—	3.39%

Treasury bonds
One to five years	$2,500	$2,507	$2,550	$43	2.67%
Total treasury bonds	$2,500	$2,507	$2,550	$43	2.67%

Total investment securities available-for-sale	$158,165	$161,320	$163,665	$2,345	4.32%

As of December 31, 2001	Par Value	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Average Yield
U.S. government agencies and enterprises
One to five years	$3,000	$2,985	$2,950	$(35)	4.15%
Five to ten years	1,500	1,516	1,508	(8)	4.67%
Total U.S. government agencies	$4,500	$4,501	$4,458	$(43)	4.32%

Mortgage-backed securities
Within one year	$182	$182	$183	$1	2.55%
One to five years	11,210	11,456	11,383	(73)	5.22%
Five to ten years	5,804	5,927	5,865	(62)	5.79%
After ten years	4,849	4,965	4,926	(39)	5.96%
Total mortgage-backed securities	$22,045	$22,530	$22,357	$(173)	5.51%

Corporate bonds
One to five years	$6,000	$6,154	$6,114	$(40)	5.42%
Five to ten years	1,000	986	969	(17)	6.98%
Total corporate bonds	$7,000	$7,140	$7,083	$(57)	5.64%

Treasury bonds
Within one year	$250	$250	$249	$(1)	1.87%
Total treasury bonds	$250	$250	$249	$(1)	1.87%

Total investment securities available-for-sale	$33,795	$34,421	$34,147	$(274)	5.36%

As of December 31, 2000	Par Value	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Average Yield
U.S. government agencies and enterprises
Within one year	$500	$500	$497	$(3)	5.25%
One to five years	4,000	3,949	3,999	50	6.85%
After ten years	1,377	1,403	1,374	(29)	6.64%
Total U.S. government agencies	$5,877	$5,852	$5,870	$18	6.66%

Mortgage-backed securities
Within one year	$30	$30	$30	$—	5.50%
One to five years	740	742	734	(8)	6.44%
Five to ten years	306	307	301	(6)	5.92%
Total mortgage-backed securities	$1,076	$1,079	$1,065	$(14)	6.27%

Total investment securities available-for-sale	$6,953	$6,931	$6,935	$4	6.60%

Interest Rate Sensitivity

Our Asset/Liability Committee is responsible for reviewing the Company’s liquidity requirements and maximizing our net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs.  One of the tools we use to determine our interest rate risk is gap analysis.  Gap analysis attempts to examine the volume of interest rate sensitive assets less interest rate sensitive liabilities.  The difference is the interest sensitivity gap, which indicates how future changes in interest rates may affect net interest income.  Interest sensitivity gap analysis presents a position that existed at one particular point in time and assumes that assets and liabilities with similar characteristics will re-price at the same time and to the same degree.  Regardless of whether interest rates are expected to increase or decrease, the objective is to maintain a gap position that will minimize any changes in net interest income.  A negative gap exists when we have more interest sensitive liabilities maturing within a certain gap interval than interest sensitive assets.  Under this scenario, if interest rates were to increase, it would tend to reduce interest income.

At December 31, 2002, we were liability sensitive in the 2-90 day, 91-180 day and 181-365 day gap intervals by 1.6%, 5.1% and 7.0%, respectively.  This is within the Company’s asset/liability management policy, which indicates that we maintain an interest rate sensitivity position +/-15% to total assets.  We can reprice our interest checking, savings, and money market accounts at any time.  Based on the degree and frequency of movement being limited in practice, we have classified 20% of these deposits in our immediate gap interval, 10% of these deposits through the 1-3 year gap interval, leaving the remaining portion or 40% of these deposits in the over 3 year gap interval.

We utilize a simulation modeling process to measure interest rate risk and the impact that rate fluctuations will have on net interest income.  These simulations incorporate assumptions regarding balance sheet growth and mix, and the re-pricing and maturity characteristics of existing and projected balance sheets.  One of the ways we manage our interest rate risk is through an analysis of the relationship between interest-earnings assets and interest-bearing liabilities to measure the impact that future changes in interest rates will have on net interest income.  Using this analysis, changes in interest rates and volumes are used to test the sensitivity of our net interest income.  Simulation analysis uses a more dynamic version of the information shown in Tables 11 and 12, which reflects re-pricing or expected maturities of various assets and liabilities at December 31, 2002.  While we show liability sensitivity in the short term indicating that an increase in interest rates may negatively affect short-term net interest income, we would likely take actions to minimize our exposure to negative results and within a short period of time make adjustments so that net interest income would not be materially impacted.

During 2002, our focus was to increase our deposit market share through promotion of our President’s Club and Totally Free Checking products.  The success of these promotions allowed us to grow total assets over 74.0%.  Our President’s Club relationship product allows customers with aggregate balances of over $10,000 to earn an above market rate on their average balances, 2.00% as of December 31, 2002.  Because of the success of this promotion, deposits grew more quickly than we could invest in higher yielding assets.  As a result, our net interest margin declined throughout the year and averaged 2.92% for all of 2002.  Our current focus is to improve our net interest margin by staying fully invested, minimizing lower yielding short-term investments and using our substantial mortgage-backed investment securities portfolio for backup liquidity needs.

Over time, net interest income will tend to be greater at higher interest rate levels.  This is due to the large proportion of low-cost core deposits such as demand, interest checking, savings, and money market accounts comprising our funding sources, which can be invested in relatively higher yielding loans and investment securities.

Table 11.

Interest Rate Sensitivity Gap Analysis

As of December 31, 2002

(Dollars in thousands)

	Immediate Repricing	2-90 Days	91-180 Days	181-365 Days	1-3 Years	Over 3 Years	TOTAL
Assets
Investment securities available-for-sale & other investments	$—	$2,163	$5,138	$8,450	$78,148	$71,381	$165,280
Federal funds sold	35,906	—	—	—	—	—	35,906
Loans Receivable
Commercial & industrial	41,005	5,420	3,467	8,767	47,538	68,230	174,427
Residential	109	169	814	1,633	7,530	21,553	31,808
Home equity lines	7,737	18,465	313	316	—	—	26,831
Construction	4,301	14	6	13	84	1,363	5,781
All other	1,044	623	373	742	2,206	5,247	10,235
Total loans receivable	54,196	24,691	4,973	11,471	57,358	96,393	249,082
Total earning assets	90,102	26,854	10,111	19,921	135,506	167,774	450,268
Cumulative rate sensitive assets	$90,102	$116,956	$127,067	$146,988	$282,494	$450,268

Liabilities
Deposits
Noninterest-bearing demand	$—	$—	$—	$—	$—	$72,962	$72,962
Interest-bearing transaction accounts	35,384	17,692	17,692	17,692	17,692	70,967	177,119
Certificates of deposit - fixed	—	5,176	10,263	20,011	53,477	17,741	106,668
Certificates of deposit - no penalty	—	11,727	6,071	15,150	33,782	—	66,730
Total deposits	35,384	34,595	34,026	52,853	104,951	161,670	423,479
Other borrowed funds	—	—	1,000	1,000	—	—	2,000
Total deposits & other borrowed funds	35,384	34,595	35,026	53,853	104,951	161,670	425,479
Cumulative rate sensitive liabilities	$35,384	$69,979	$105,005	$158,858	$263,809	$425,479

Gap	$54,718	$(7,741)	$(24,915)	$(33,932)	$30,555	$6,104
Cumulative gap	54,718	46,977	22,062	(11,870)	18,685	24,789
Gap/ total assets	11.25%	-1.59%	-5.12%	-6.98%	6.28%	1.26%
Cumulative gap/ total assets	11.25%	9.66%	4.54%	-2.44%	3.84%	5.10%
Rate sensitive assets/ rate sensitive liabilities	2.55x	0.78x	0.29x	0.37x	1.29x	1.04x
Cumulative rate sensitive assets/ rate sensitive liabilities	2.55x	1.67x	1.21x	0.93x	1.07x	1.06x

Rate shock at +2.00%	$1,091	$(154)	$(497)	$(677)
Net interest income at risk by period	10.24%	-1.45%	-4.66%	-6.35%
Annualized net interest income	$10,656
Net interest income at risk for one year period	-2.22%
$ net interest income at risk	$(237)

Rate shock at -2.00%	$(1,091)	$154	$497	$677
Net interest income at risk by period	-10.24%	1.45%	4.66%	6.35%
Annualized net interest income	$10,656
Net interest income at risk for one year period	2.22%

Table 12.

Loan Maturities and Interest Rate Sensitivity

As of December 31, 2002

(Dollars in thousands)

	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial & industrial	$58,659	$73,875	$41,893	$174,427
Residential	2,725	20,623	8,460	31,808
Home equity lines	26,831	—	—	26,831
Construction	4,334	1,447	—	5,781
All other	2,782	3,741	3,712	10,235
Total loans receivable	$95,331	$99,686	$54,065	$249,082

Fixed - rate loans		$9,689	$5,123	$14,812
Floating - rate loans		89,997	48,942	138,939
Total loans receivable		$99,686	$54,065	$153,751

Business Segment Operations

We provide banking and non-banking financial services and products through our subsidiaries.  Management operates and reports on the results of our operations through two business segments, banking and investment advisory services.

Banking

The banking segment provides comprehensive banking services to small businesses and individuals through multiple delivery channels.  Services offered include commercial and consumer lending, deposit products, and banking via the internet or telephone.

For the year ended December 31, 2002, the banking segment recorded a net loss of $16,000, compared to a recorded net loss of $10.2 million for the year ended December 31, 2001.  The decrease in the net loss for 2002 is a result of increased earning assets and lower operating expenses.  The results for 2001 included both the amortization and impairment recognition in goodwill.  Net interest income, as our primary source of revenue, for the years ended December 31, 2002, 2001, and 2000 were $10.6 million, $9.1 million and $5.9 million, respectively.

As of December 31, 2002 and 2001, total assets were $483.1 million and $277.9 million, respectively.  Loans receivable, net as of December 31, 2002 and 2001 were $ 245.7 million and $197.8 million, respectively.  Total deposits as of December 31, 2002 and 2001 were $423.5 million and $246.0 million, respectively.

Investment Advisory Services

The investment advisory services segment offers financial and estate planning services, centered on a group of products provided through a strategic alliance with Legg Mason Financial Partners, a wholly owned subsidiary of Legg Mason, Inc.  Operations for this segment began February 1, 1999.

For the years ended December 31, 2002, 2001 and 2000, the investment advisory services segment reported net losses of $205,000, $87,000 and $475,000, respectively.  Investment fee income, as the primary source of revenue for this reporting segment, for the years ended December 31, 2002, 2001 and 2000 were $940,000, $1.9 million and $1.5 million, respectively.  Investment fee income decreased during 2002 as compared to prior periods as a result of reduced transaction activity and decreased assets under management experienced during 2002.

As of December 31, 2002 and 2001, total assets were $274,000 and $420,000, respectively.  Total assets under management were $98.8 million and $102.2 million as of December 31, 2002 and 2001, respectively.

Information pertaining to both business segments can be found in Footnote 15 to the Notes to Consolidated Financial Statements.

Quarterly Data

We recorded net income of $85,000 or $0.01 per common share for the fourth quarter of 2002, our second consecutive profitable quarter for 2002, as compared to a $2.48 loss per common share for the same period of 2001.  Table 13 reflects quarterly data for the years ended December 31, 2002 and 2001.

Table 13.

Quarterly Data

Years ended December 31, 2002 and 2001

(Dollars in thousands, except per share data)

	2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$5,325	$5,484	$5,039	$4,394
Interest expense	2,544	2,643	2,379	2,020

Net interest income	2,781	2,841	2,660	2,374
Provision for loan losses	(310)	(95)	(39)	—

Net interest income after provision for loan losses	2,471	2,746	2,621	2,374
Non-interest income	1,107	728	642	796
Non-interest expense	3,370	3,045	4,491	3,108

Net income (loss) before income taxes	208	429	(1,228)	62
Provision for income taxes	—	—	—	—
Net income (loss)	$208	$429	$(1,228)	$62
Dividends to preferred shareholders	123	124	124	124
Net income (loss) to common shareholders	$85	$305	$(1,352)	$(62)
Basic and diluted income (loss) per common share	$0.01	$0.03	$(0.18)	$(0.01)

	2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$4,226	$4,213	$4,167	$3,971
Interest expense	1,797	1,824	1,973	1,906

Net interest income	2,429	2,389	2,194	2,065
Provision for loan losses	(826)	(190)	(129)	(57)

Net interest income after provision for loan losses	1,603	2,199	2,065	2,008
Non-interest income	791	854	970	652
Non-interest expense	12,844	3,759	3,700	3,563

Net loss before income taxes	(10,450)	(706)	(665)	(903)
Provision for income taxes	—	—	—	—
Net loss	$(10,450)	$(706)	$(665)	$(903)
Dividends to preferred shareholders	119	128	128	128
Net loss to common shareholders	$(10,569)	$(834)	$(793)	$(1,031)
Basic and diluted loss per common share	$(2.48)	$(0.20)	$(0.19)	$(0.24)

2001 Compared to 2000

Earnings Overview

In the fourth quarter of 2001 our net loss was $10.6 million, which included an impairment of $8.3 million that effectively eliminated the goodwill associated with our merger with Heritage Bancorp, Inc.  An evaluation of 2001 losses produced by Cardinal Bank — Potomac and expectations of future additional losses indicated a potential impairment in our investment in Heritage.  Loan and deposit growths were materially less than what had been anticipated in our original projections.  The amount of the impairment was determined through an independent appraisal of the remaining assets and liabilities of Heritage Bancorp, Inc. performed during the fourth quarter of 2001.  In addition, management refined its loan loss reserve methodology, which resulted in an additional provision to our loan loss reserve of $774,000.  Additional costs relating to our restructuring totaled $829,000 during the last quarter of 2001.

Our net loss for the year ended December 31, 2001 totaled $13.2 million or ($3.11) per common share, compared with a loss of $4.1 million or ($0.98) per common share for the same period of 2000.  The 2001 loss included an impairment of $8.3 million that substantially eliminated the goodwill attributed to the purchase of Heritage Bancorp, Inc.  The return on average assets was (5.24%) in 2001 as compared to (2.72%) in 2000.  The return on average equity was (39.14%) in 2001 as compared to (12.72%) in 2000.  Earnings per common share reflect the payment of preferred dividends of $503,000 and  $171,000 for the years ended December 31, 2001 and 2000, respectively.  Excluding the preferred dividends and the write down of goodwill, the loss for the year ended December 31, 2001 was $4.5 million as compared to $4.1 million for the same period of 2000.  Table 1 shows a reconciliation of GAAP to Non-GAAP financial measures.

Total earning assets increased by 40.9% to $264.1 million at December 31, 2001 as compared to $187.3 million at December 31, 2000.  This increase consisted mainly of $46.6 million or 30.2% growth in total loans, net of fees and a $27.2 million increase in investment securities available-for-sale.   These increases were primarily funded by total deposit growth of $82.7 million or 50.6% over December 31, 2000 balances.

Operating results in 2001 reflected significant increases in all income and expense categories due to our growth.  We purchased Heritage Bancorp, Inc. and its sole operating subsidiary, The Heritage Bank, on September 1, 2000, which contributed a full year of operating income and expenses in 2001 as compared to four months in 2000.

Net interest income was $9.1 million in 2001, up $2.7 million from 2000 or 41.6%.  This increase was substantially due to increased volume as the net interest margin had decreased.  The net interest margin was 4.17% for the year ended December 31, 2001 as compared to 4.82% for the same period of 2000.  The drop in interest rates by 475 basis points during 2001 contributed to this decline as our earning assets have repriced sooner than interest-bearing liabilities.   Average total loans increased $77.0 million to $181.0 million in 2001 from $104.0 million in 2000, due to strong loan demand.  Average total deposits increased $91.5 million to $197.4 million in 2001 from $105.9 million in 2000.

In 2001, the loan loss provision of $1.2 million was $449,000 greater than the $753,000 recorded in 2000 due partially to the increase in loan balances, both originated and acquired during 2001.  Of the $1.2 million increase in loan loss reserves in 2001, $644,000 was due to increases in loan balances, $157,000 was due to an increase in reserves specifically allocated to one non-performing credit, and $399,000 was due to refinements in our loan loss methodology.

Non-interest income was $3.3 million in 2001, a 55.7% increase compared to 2000.  The largest portion of this increase was investment fee income from our subsidiary, Cardinal Wealth Services, Inc., which increased to $1.9 million in 2001 from $1.5 million in 2000.  Service charges on deposit accounts increased $244,000 to $398,000 during 2001 due to increased deposit accounts.

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

Tables 2 and 3 contain more detailed information concerning average balances, yields earned, and rates paid.

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

The allowance for loan losses increased to $3.1 million in 2001 from $1.9 million in 2000.  The ratio of the allowance for loan losses to gross loans at December 31, 2001 was 1.54% compared to 1.23% at December 31, 2000.  Of the $1.2 million increase in loan loss reserves in 2001, $644,000 was due to increases in loan balances, $157,000 was due to an increase in reserves specifically allocated to one non-performing credit, and $399,000 was due to refinements in our loan loss reserve methodology.

From our inception through December 31, 2001, we had not experienced any loan losses, due primarily to the lack of maturity of our loan portfolio.  Under normal circumstances, we would base the level of our loan loss reserves on actual loss experience. In the absence of a history of actual loss experience, we had used peer group loss factors, adjusted by certain qualitative factors, including levels of and trends in delinquencies and nonaccrual loans, national and local economic trends and conditions, and concentrations of loans exhibiting similar risk profiles.

During the fourth quarter of 2001, we refined our loan loss analysis in three ways:

•               We updated our comparative peer group to commercial banks located in Virginia, the District of Columbia and Maryland with total assets of $250 million to $500 million to better reflect the anticipated consolidation of all banking subsidiaries into one.  Prior to the fourth quarter of 2001, peer group averages had been based on the Uniform Bank Performance Report for all commercial banks with assets of less than $100 million and was consistent with our prior structure of four separately chartered banks.

•               We adjusted peer group loss averages by a “duration” factor beginning in the fourth quarter of 2001, which had previously not been included in our analysis.

•               We elevated the importance of qualitative factors in our analysis, due primarily to declining economic conditions and an increase in our concentration in commercial real estate loans from 36% of the total loan portfolio as of December 31, 2000 to 43% as of December 31, 2001. Under the revised analysis, qualitative adjustments to loss factors ranged from 40 basis points on residential mortgages to 95 basis points on commercial real estate loans.  Under the methodology used prior to the fourth quarter of 2001, qualitative adjustments had resulted in adjusting factors ranging from zero to fifty basis points.

Tables 4 and 5 contain additional information pertaining to the calculation and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Loans Receivable

Total loans, net of fees and premiums and discounts, increased $46.6 million to $200.9 million at December 31, 2001.  The strongest growth was in commercial loans and commercial real estate loans reflecting our strength as a local small business community bank.

Our loan portfolio has a heavy commercial orientation as evidenced by the information provided in Table 8.  We began in late 1999 to better diversify the loan portfolio by purchasing consumer loans.  We continued to diversify our portfolio in 2000 and 2001 by purchasing consumer installment loans.

Loans receivable accounted for on a non-accrual basis at December 31, 2001 and 2000 were $361,000 and $585,000, respectively.  Accruing loans, which are contractually past due 90 days or more as to principal or interest payments as of December 31, 2001 and 2000, were $566,000 and $2,000, respectively.  There are no loans as of December 31, 2001 and 2000 included above which are “troubled debt restructurings.” Specific reserves of $157,000 were made in 2001 for one of the non-accrual loans.  At December 31, 2001 the ratio of non-performing loans to total loans was 0.18% as compared to 0.38% at December 31, 2000.  Table 9 presents additional information on nonperforming loans receivable.

Non-Interest Income

Non-interest income was $3.3 million for the year ended December 31, 2001, an increase of $1.2 million over the same period of 2000.  The largest portion of this increase was investment fee income from our subsidiary Cardinal Wealth Services, Inc., which increased to $1.9 million in 2001 from $1.5 million in 2000.  Due to increased deposit accounts, service charges on deposit accounts increased $244,000 to $398,000 during 2001 as compared to $154,000 in 2000.  Loan service charges increased to $433,000 or 88.3% from $230,000 in 2000 due to the increase in the loan portfolio.  During 2001, we consolidated operations, sublet the excess space and received rental income of $110,000 for that space.  Table 6 provides additional detail on non-interest income for the years ended December 31, 2002, 2001 and 2000.

Non-Interest Expense

Non-interest expense was $23.9 million and $11.7 million for the years ended December 31, 2001 and 2000, respectively.  The 2001 increase included a one-time charge of $8.3 million that substantially eliminated the goodwill attributed to the purchase of Heritage Bancorp, Inc. An evaluation of 2001 year losses produced by Cardinal Bank — Potomac and expectations of future additional losses indicated a potential impairment in our investment in Heritage.  Loan and deposit growths were materially less than what had been anticipated in our original projections.  Projections were based on historical growth under prior management and the experience of the Heritage lending group.  At September 30, 2001, total loans and deposits were $29.0 million and $22.0 million less than what we had projected.  This differential between actual and projected growth was partially due to the loss of customer generating employees and the subsequent loss of their respective portfolios.  In the fourth quarter of 2001, a valuation of Cardinal Bank — Potomac was performed by an external consultant in response to these impairment indicators.  The valuation was performed in compliance with SFAS No. 121 and indicated a significant impairment, which resulted in the write down of goodwill of $8.3 million.  Also, during 2001, we made the decision to restructure from four banks to one to simplify our structure and reduce costs. Consequently, included in non-interest expense is approximately $884,000 in non-recurring costs associated with the restructuring.  This restructuring was completed in the first quarter of 2002.  In addition, operating results in 2001 and 2000 reflected significant increases in all income and expense categories due to our growth.  Table 7 reflects the components of non-interest expense for the years ended December 31, 2002, 2001 and 2000.

Investment Securities Available-for-Sale

Investment securities increased to $34.1 million at December 31, 2001 as compared to $6.9 million at December 31, 2000.  Our growth and simplification of our structure have made more funds available for investments.  The portfolio yield decreased from 6.60% as of December 31, 2000 to 5.36% as of December 31, 2001 due to higher yielding investments maturing or being called.  Table 10 reflects the composition of the investment portfolio as of December 31, 2002, 2001 and 2000.

Capital Resources

Capital adequacy is an important measure of financial stability and performance.  Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of financial institutions.  The guidelines define capital as both Tier 1 (primarily common shareholders’ equity, defined to include certain debt obligations) and Tier 2 (to include certain other debt obligations and a portion of the allowance for loan losses and 45% of unrealized gains in equity securities).

At December 31, 2002, shareholders’ equity was $40.7 million compared to $20.6 million at December 31, 2001.  The increase in shareholders’ equity is the result of our successful second quarter 2002 rights and secondary common stock offerings, which raised $18.5 million in new capital.  In addition, changes in unrealized gains on investment securities available-for-sale amounted to $2.6 million for the year ended December 31, 2002.  The increases in common stock and other comprehensive income offset the preferred dividends paid and the net loss for 2002.  Book value per common share as December 31, 2002 and 2001 was $3.37 and $3.21, respectively.

Footnote 10 to the Notes to Consolidated Financial Statements shows the minimum capital requirement and our capital position as of December 31, 2002 and 2001 for the bank holding company.  Our regulatory capital levels for the bank and bank holding company meet those established for well-capitalized institutions.

We expect to invest funds in the previously announced relocation of our headquarters to Tysons Corner, Virginia and branch acquisitions.  However, the lease on our current headquarters space expires in 2004, and during the past year we have had success in subleasing other excess or vacated space.  Moreover, the branches to be acquired are currently being used as bank branches and can be converted to our use on a turnkey basis.  We are not acquiring (or paying for) deposits, and the branch acquisitions are spread over 2003 and 2004.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Stable core deposits and a strong capital position are the current components of a solid foundation for our liquidity position.  In addition, the availability of regional and national wholesale funding sources including federal funds purchased, negotiable certificates of deposit, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank enhance our liquidity.  Cash flows from operations, such as loan payments and payoffs are also a significant source of liquidity.  We have a contingency plan that provides for continued monitoring of liquidity needs and available sources of liquidity.  We believe we have the ability to meet our increased liquidity needs.  Liquid assets, which include cash and due from banks, federal funds sold and investment securities available-for-sale, at December 31, 2002, totaled $227.0 million.  Of that, $131.7 million in investment securities available-for-sale were available as collateral for additional Federal Home Loan Bank borrowings.  Table 14 reflects the maturities of the certificates of deposit of $100,000 or more as of December 31, 2002.

Table 14.

Certificates of Deposit of $100,000 or More

As of December 31, 2002

(Dollars in thousands)

2002
Maturities:
Three months or less	$10,759
Over three months through six months	8,716
Over six months through twelve months	15,323
Over twelve months	45,214
$80,012

Forward-Looking Statements And Risk Factors

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan, “ “foresee” or other words or phrases of similar import.  Similarly, statements that describe our future financial condition or results of operations, objectives, strategies, plans, goals or future performance and business also are forward-looking statements.  These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in our Registration Statement on Form SB-2, as amended, as filed with the SEC on February 19, 2002, that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements.  In light of these risks and uncertainties, the forward-looking events might or might not occur.

Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and could adversely affect our future financial performance, include the success of pending efforts to raise capital and the following:

•               We have never operated profitably for a full year and may not be able to do so in the future.

•               Our business strategy calls for continued expansion.  We may not be able to maintain and manage our growth.

•               We depend on the services of key personnel.  We cannot be certain we will be able to retain such personnel or hire replacements, and a loss of any of those personnel could disrupt our operations.

•               We may not be able to attract, hire, motivate and retain personnel necessary for the implementation of our revised business strategy.

•               We may be unable to provide new financial products and services required by banking industry changes and demanded by our customers.

•               Many of our loans are secured by real estate (both residential and commercial) in our market area.  Our concentration in loans secured by real estate may increase our credit losses.

•               We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio.  However, our allowance for loan losses could become inadequate.

•               Our business is dependent on technology; an inability to invest in technological improvements may adversely affect our results of operation.

•               Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities.  Our profitability may suffer if we are unable to successfully manage interest rate risk.

•               Our profitability depends significantly on economic conditions in our Northern Virginia market area.

•               Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

•               Our business strategy calls for continued growth.  If we need capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable.

•               We plan to consider potential acquisitions of other banks.  We cannot assure you that we will be able to identify any attractive acquisition candidates or, if we can identify them, that we will be able to finance the acquisitions or acquire them on attractive terms.

Item 7.                   Financial Statements

The following financial statements of Cardinal Financial Corporation (the “Company”) are filed as part of this report:

Independent Auditors’ Report of KPMG LLP

Consolidated Statements of Condition as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

The Board of Directors and Shareholders

Cardinal Financial Corporation and subsidiaries:

We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

McLean, Virginia

January 15, 2003

Consolidated Statements of Condition as of December 31, 2002 and 2001

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2002 and 2001

(Dollars in thousands, except share data)

	2002	2001
Assets
Cash and due from banks	$27,465	$11,446
Federal funds sold	35,906	23,013

Total cash and cash equivalents	63,371	34,459

Investment securities available-for-sale	163,665	34,147
Other investments	1,615	1,268
Loans held for sale	—	4,732

Loans receivable, net of fees	249,106	200,911
Allowance for loan losses	(3,372)	(3,104)

Loans receivable, net	245,734	197,807

Premises and equipment, net	4,942	5,077
Goodwill and other intangibles, net	646	668
Accrued interest and other assets	6,350	1,426

Total assets	$486,323	$279,584

Liabilities and Shareholders’ Equity

Deposits	$423,479	$246,024
Other borrowed funds	2,000	9,824
Accrued interest and other liabilities	20,132	3,112

Total liabilities	445,611	258,960

Preferred stock, $1 par value, 10,000,000 shares authorized:	1,365	1,365
Series A preferred stock, cumulative convertible, 1,364,684 and 1,364,714 shares outstanding in 2002 and 2001, respectively
Common stock, $1 par value, 50,000,000 shares authorized, 10,044,345 and 4,294,323 shares outstanding in 2002 and 2001, respectively	10,044	4,294
Additional paid-in capital	51,231	38,488
Accumulated deficit	(24,273)	(23,249)
Accumulated other comprehensive income (loss)	2,345	(274)

Total shareholders’ equity	40,712	20,624

Total liabilities and shareholders’ equity	$486,323	$279,584

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000

(In thousands, except per share data)

	2002	2001	2000
Interest income:
Loans receivable	$14,798	$14,973	$9,258
Federal funds sold	871	1,085	1,451
Investment securities available-for-sale	4,501	437	371
Other investments	72	82	70

Total interest income	20,242	16,577	11,150

Interest expense:
Deposits	9,364	7,027	4,293
Other borrowed funds	222	473	447

Total interest expense	9,586	7,500	4,740

Net interest income	10,656	9,077	6,410

Provision for loan losses	444	1,202	753

Net interest income after provision for loan losses	10,212	7,875	5,657

Non-interest income:
Service charges on deposit accounts	511	398	154
Loan service charges	392	433	230
Investment fee income	940	1,941	1,516
Net gain (loss) on sales of loans	74	49	(23)
Net realized gain (loss) on investment securities available-for-sale	524	—	(32)
Net gain on sales of assets	39	18	57
Other income	793	428	196

Total non-interest income	3,273	3,267	2,098

Non-interest expense:
Salary and benefits	5,715	7,731	6,317
Occupancy	1,381	1,373	1,075
Professional fees	1,011	705	508
Depreciation	736	804	601
Writedown on WorldCom bond	1,660	—	—
Amortization and write down of intangibles	22	8,907	235
Other operating expenses	3,489	4,346	2,990

Total non-interest expense	14,014	23,866	11,726

Net loss before income taxes	(529)	(12,724)	(3,971)

Provision for income taxes	—	—	—

Net loss	$(529)	$(12,724)	$(3,971)

Dividends to preferred shareholders	495	503	171

Net loss to common shareholders	$(1,024)	$(13,227)	$(4,142)

Basic and diluted loss per common share	$(0.13)	$(3.11)	$(0.98)

Weighted-average common shares outstanding	7,949	4,258	4,246

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income(Loss) for the years ended December 31, 2002, 2001 and 2000

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000

Net loss	$(529)	$(12,724)	$(3,971)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the year	3,143	(278)	85
Less: reclassification adjustment for gains (losses) included in net loss	524	—	(32)

Comprehensive income (loss)	$2,090	$(13,002)	$(3,854)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 1999	—	$4,243	$4,243	$32,496	$(5,881)	$(113)	$30,745

Issuance of 1,411,499 shares of cumulative preferred stock, par value $1	1,411	1,411	—	—	5,645	—	—	7,056

Issuance of common stock options in connection with acquisition	—	—	—	—	301	—	—	301

Stock options exercised	—	—	7	7	15	—	—	22

Issuance of stock awards	—	—	3	3	9	—	—	12

Dividends on preferred stock	—	—	—	—	—	(170)	—	(170)

Change in unrealized gain (loss) on investment securities available-for-sale	—	—	—	—	—	—	117	117

Net loss	—	—	—	—	—	(3,971)	—	(3,971)

Balance, December 31, 2000	1,411	$1,411	4,253	$4,253	$38,466	$(10,022)	$4	$34,112

Issuance of stock awards	—	—	3	3	3	—	—	6

Stock options exercised	—	—	3	3	8	—	—	11

Dividends on preferred stock	—	—	—	—	—	(503)	—	(503)

Preferred stock converted to common stock	(46)	(46)	35	35	11	—	—	—

Change in unrealized gain (loss) on investment securities available-for-sale	—	—	—	—	—	—	(278)	(278)

Net loss	—	—	—	—	—	(12,724)	—	(12,724)
Balance, December 31, 2001	1,365	$1,365	4,294	$4,294	$38,488	$(23,249)	$(274)	$20,624

Rights offering shares issued	—	—	2,437	2,437	5,462	—	—	7,899

Public offering shares issued	—	—	3,313	3,313	7,281	—	—	10,594

Dividends on preferred stock	—	—	—	—	—	(495)	—	(495)

Change in unrealized gain (loss) on investment securities available-for-sale	—	—	—	—	—	—	2,619	2,619

Net loss	—	—	—	—	—	(529)	—	(529)

Balance, December 31, 2002	1,365	$1,365	10,044	$10,044	$51,231	$(24,273)	$2,345	$40,712

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(529)	$(12,724)	$(3,971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	736	804	600
Amortization and writedown of intangibles, premiums and discounts	1,120	8,960	230
Provision for loan losses	444	1,202	753
Originations of loans held for sale	(4,369)	(15,807)	1,275
Proceeds from the sale of loans held for sale	9,175	11,124	(1,252)
Writedown on WorldCom bond	1,660	—	—
(Gain) loss on sale of investment securities available-for-sale	(524)	—	32
Gain on sale of other assets	(113)	(67)	(48)
(Increase) decrease in accrued interest and other assets	(4,924)	117	(1,082)
Increase in accrued interest and other liabilities	17,020	834	1,268
Compensation related to stock awards	—	6	12

Net cash provided by (used in) operating activities	19,696	(5,551)	(2,183)

Cash flows from investing activities:
Purchase of premises and equipment	(601)	(501)	(1,456)
Proceeds from sale of premises and equipment	—	28	175
Proceeds from sale, maturity and call of investment securities available-for-sale	42,034	4,500	2,468
Proceeds from sale of other investments	188	832	—
Purchase of investment securities available-for-sale	(197,255)	(34,101)	—
Purchase of other investments	(535)	(587)	(133)
Redemptions of investment securities available-for-sale	25,564	2,111	421
Net increase in loans receivable	(47,808)	(46,458)	(48,244)
Net cash acquired in acquisition	—	—	11,090

Net cash used in investing activities	(178,413)	(74,176)	(35,679)

Cash flows from financing activities:
Net increase in deposits	177,455	82,653	49,600
Net increase (decrease) in other borrowed funds	(7,824)	2,537	(1,145)
Proceeds from rights offering	7,899	—	—
Proceeds from public offering	10,594	—	—
Dividends on preferred stock	(495)	(503)	(170)
Stock options exercised	—	11	22

Net cash provided by financing activities	187,629	84,698	48,307

Net increase in cash and cash equivalents	28,912	4,971	10,445

Cash and cash equivalents at beginning of year	34,459	29,488	19,043

Cash and cash equivalents at end of year	$63,371	$34,459	$29,488

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$9,491	$7,538	$4,676

Supplemental schedule of noncash investing and financing activities:
In 2000, the Company purchased all of the common stock of Heritage Bancorp, Inc. for $14.4 million. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired			$62,162
Goodwill and other intangibles			9,812
Cash paid			(7,059)
Preferred stock issued			(7,056)
Issuance of common stock options			(301)
Fair value of liabilities assumed			$57,558

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)           Organization

Cardinal Financial Corporation (the ”Company”) was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly-owned subsidiaries.  In addition to Cardinal Bank, N.A., which began operations in 1998, the Company opened the following three subsidiaries in 1999, Cardinal Wealth Services, Inc. an investment subsidiary (as of February 1, 1999), Cardinal Bank – Manassas/Prince William, N.A. (as of July 26, 1999), and Cardinal Bank – Dulles, N.A. (as of August 2, 1999).  On September 1, 2000, the Company completed its acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank, headquartered in McLean, Virginia.  The Heritage Bank was renamed and became the Company’s fourth banking subsidiary, Cardinal Bank – Potomac.  On November 1, 2001, the Company consolidated two of its banking subsidiaries, Cardinal Bank – Dulles, N.A. and Cardinal Bank – Potomac into Cardinal Bank, N.A.  On March 1, 2002, the Company consolidated Cardinal Bank – Manassas/ Prince William, N.A. into Cardinal Bank, N.A., the Company’s only remaining banking subsidiary.

(2)           Summary of Significant Accounting Policies

(a)           Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to changes in the near term are the allowance for loan losses, the valuation of deferred tax assets, and the determination of impairment on investment securities.

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

(f)            Loans Receivable and Allowance for Loan Losses

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

Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of principal and interest is in doubt.  A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past-due less than 90 days, and the borrower demonstrates the ability to pay and remain current.  Loans are charged-off when a loan or a portion thereof is considered uncollectible.  When cash payments are received, they are applied to principal first, then accrued interest.  It is the Company’s policy not to record interest income on nonaccrual loans until principal has become current.

The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest.  An impaired loan is measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of the collateral if the loan is collateral dependent.

The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries).  Management’s periodic determination of the allowance is based on the Company’s past loan loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Management believes that the current allowance for loan losses is a reasonable estimate of known and inherent losses in the current loan portfolio.

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

(h)           Goodwill and Other Intangibles

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written-down when appropriate.  Projected undiscounted net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value.   In 2002, the Company evaluated impairment of goodwill under SFAS No. 142. The evaluation of goodwill under this statement did not result in impairment of the goodwill for the year ended December 31, 2002.

(i)            Investment Fee Income

Investment fee income represents commissions paid by customers of Cardinal Wealth Services, Inc. for investment transactions.  Fees are recognized in income as they are earned.

(j)            Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

(k)           Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods.  Common stock equivalents outstanding at December 31, 2002, 2001 and 2000 were antidilutive and consequently not included in the loss per common share calculation.

(l)            Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to

Employees, and related interpretations, in accounting for its fixed plan stock options.  As such, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant.

(m)          Stock Based Compensation

At December 31, 2002, the Company had two stock-based employee compensation plans, which are described more fully in Footnote 14.  As permitted under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB  No. 25.  The following table illustrates the effect on net loss and loss per common share if the Company had applied the

		Year ended December 31,
(Dollars in thousands, except per share data)		2002	2001	2000
Net loss to common shareholders as reported		$(1,024)	$(13,227)	$(4,142)
Deduct:	Total stock based employee compensation expense dtermined under fair value-based method for all awards	(265)	(138)	(120)

Pro forma net loss		$(1,289)	$(13,365)	$(4,262)

Loss per common share:
	Basic - as reported	$(0.13)	$(3.11)	$(0.98)
	Basic - pro forma	(0.16)	(3.14)	(1.00)
	Diluted - as reported	(0.13)	(3.11)	(0.98)
	Diluted - pro forma	(0.16)	(3.14)	(1.00)

fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

The weighted average per share fair values of grants made in 2002, 2001 and 2000 plans were $2.12, $2.04 and $2.23, respectively.  The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2002	2001	2000

Estimated option life	10 years	10 years	10 years
Risk free interest rate	4.25%	4.90%	6.54%
Expected volatility	20.4%	36.3%	33.5%
Expected dividend yield	0.00%	0.00%	0.00%

(n)           Reclassifications

Certain amounts for 2001 and 2000 have been reclassified to conform to the presentation for 2002.

(3)           Investment Securities and Other Investments

The fair value and amortized cost of available-for-sale securities as of December 31, 2002 and 2001 are shown below.

	2002
(Dollars in thousands)	Fair value	Amortized cost
Obligations of U.S. government-sponsored agencies and enterprises	$39,036	$38,787
Mortgage-backed securities	117,079	115,026
Other bonds	5,000	5,000
Treasury bonds	2,550	2,507
Total	$163,665	$161,320

	2001
(Dollars in thousands)	Fair value	Amortized cost
Obligations of U.S. government-sponsored agencies and enterprises	$4,458	$4,501
Mortgage-backed securities	22,357	22,530
Corporate bonds	7,083	7,140
Treasury bonds	249	250
Total	$34,147	$34,421

The fair value and amortized cost of available-for-sale securities by contractual maturity at December 31, 2002 is shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	2002
(Dollars in thousands)	Fair value	Amortized cost
After 1 year but within 5 years	$29,538	$29,246
After 5 years but within 10 years	12,048	12,048
After 10 years	5,000	5,000
Mortgage-backed securities	117,079	115,026
Total	$163,665	$161,320

For the years ended December 31, 2002, 2001, and 2000, proceeds from sales of investment securities available-for-sale amounted to $31.3 million, $0, and $2.5 million, respectively.  Gross realized gains in 2002 amounted to $544,000.  There were no realized gains during 2001 and 2000.  Gross realized losses during 2002, 2001 and 2000 amounted to $20,000, $0 and $32,000, respectively.  The following table presents gross unrealized gains and losses in the investment securities available-for-sale portfolio as of December 31, 2002 and 2001.

	2002
	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Maturing within 1 year	$15,478	$272	$—	$15,750
After 1 year but within 5 years	99,798	2,093	(11)	101,880
After 5 years but within 10 years	25,743	7	(16)	25,734
After 10 years	20,301	—	—	20,301
Total	$161,320	$2,372	$(27)	$163,665

	2001
	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Maturing within 1 year	$432	$1	$(1)	$432
After 1 year but within 5 years	20,595	—	(148)	20,447
After 5 years but within 10 years	8,429	7	(94)	8,342
After 10 years	4,965	9	(48)	4,926
Total	$34,421	$17	$(291)	$34,147

Investment securities available-for-sale that were pledged to secure short-term borrowings at December 31, 2002 and 2001 had fair values of $20.0 million and $1.3 million, respectively.  At December 31, 2002 and 2001, investment securities available-for-sale that were pledged to secure repurchase agreements were $0 and $507,000, respectively.  Investment securities available-for-sale that were pledged to secure debtor in possession deposit accounts and treasury, tax and loan payments at December 31, 2002 and 2001 were $2.5 million and $249,000, respectively.

Other investments at December 31, 2002 include $933,000 of Federal Reserve Bank stock, $619,000 of Federal Home Loan Bank stock, and $63,000 of Community Bankers’ Bank stock. As members of the Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta, the Company’s banking subsidiaries are required to hold stock in these entities. Stock membership in Community Bankers’ Bank allows the Company to participate in loan purchases or sales including participations.  These investments are carried at cost since no active trading markets exist.

(4)           Loans Receivable

The loan portfolio at December 31, 2002 and 2001 consists of the following:

(Dollars in thousands)	2002	2001
Commercial	$58,292	$57,665
Real estate - commercial	116,135	87,116
Real estate - construction	5,781	6,397
Real estate - residential	31,808	14,469
Home equity lines	26,831	21,299
Consumer	10,235	13,941
	249,082	200,887
Net deferred fees	24	24
Loans receivable, net of fees	249,106	200,911
Allowance for loan losses	(3,372)	(3,104)
Loans receivable, net	$245,734	$197,807

Most of the Company’s loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area.  The concentrations of credit by type of loan are set forth above.  As a matter of regulatory restriction, the Company’s banking subsidiaries limit the amount of credit extended to any single borrower or group of related borrowers.

An analysis of the change in the allowance for loan losses follows:

(Dollars in thousands)	2002	2001	2000
Balance, beginning of year	$3,104	$1,900	$726
Provision for loan losses	444	1,202	753
Transfer to bank's liability on unfunded commitments	(74)	—	—
Assumed allowance for loan losses from acquisition of Heritage Bancorp, Inc.	—	—	421
Loans charged off	(117)	—	—
Recoveries	15	2	—
Balance, end of year	$3,372	$3,104	$1,900

As of December 31, 2002 and 2001, the Company had impaired loans of $917,000 and $361,000, respectively, which were on nonaccrual status.  These impairments had valuation allowances of $480,000 and $193,000 as of December 31, 2002 and 2001, respectively.  The average balance of impaired loans was $568,000 and  $207,000 for 2002 and 2001, respectively.  The Company recorded no interest income on impaired loans.  Interest income that would have been recorded had these loans been performing would have been $37,000 for 2002, $17,000 for 2001 and $34,000 for 2000.

(5)           Premises and Equipment

Components of premises and equipment at December 31, 2002 and 2001 were as follows:

(Dollars in thousands)	2002	2001
Land	$197	$197
Building	789	789
Furniture and equipment	4,304	3,834
Leasehold improvements	2,351	2,161
Total cost	7,641	6,981
Less accumulated depreciation and amortization	2,699	1,904
Premises and equipment, net	$4,942	$5,077

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $736,000, $804,000 and $601,000, respectively.

The Company has entered into leases for office space over various terms.  The leases are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

Minimum future rental payments under the noncancelable operating leases, as of December 31, 2002 for each of the next five years and in the aggregate, are as follows:

(Dollars in thousands)

Year ending December 31,	Amount
2003	$1,273
2004	997
2005	1,027
2006	958
2007	942
Thereafter	1,556
$6,753

The total rent expense was $1.3 million, $1.3 million and $965,000 in 2002, 2001 and 2000, respectively.

In 2002 and 2001, the Company entered into contracts as sublessor for excess office space.  Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 2002 for each of the next five years and in the aggregate are as follows:

(Dollars in thousands)

Year ending December 31,	Amount
2003	$355
2004	277
2005	241
2006	245
2007	181
Thereafter	713
$2,012

The total rent income was $409,000, $110,000 and $0 in 2002, 2001 and 2000, respectively.

(6)           Deposits

Deposits consist of the following at December 31, 2002 and 2001:

(Dollars in thousands)	2002	2001
Demand deposits	$72,962	$61,739
Interest checking	146,041	45,313
Money market and statement savings	31,078	28,676
Certificates of deposit	173,398	110,296
	$423,479	$246,024

Interest expense by deposit categories is as follows:

(Dollars in thousands)	2002	2001	2000
Interest checking	$3,073	$370	$130
Money market and statement savings	577	869	685
Certificates of deposit	5,714	5,788	3,478
	$9,364	$7,027	$4,293

The aggregate amount of time deposits, each with a minimum denomination of $100,000 was $80.0 million and $59.8 million at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2003	$68,398
2004	60,405
2005	14,961
2006	11,893
2007 and thereafter	17,741
$173,398

(7)           Other Borrowed Funds

The Company has advances from the Federal Home Loan Bank of Atlanta of $2.0 million and $9.8 million at December 31, 2002 and 2001, respectively.  As of December 31, 2002, 2001 and 2000, the Company had the following advances outstanding:

(Dollars in thousands)

As of December 31, 2002 Advance Date	Interest Rate	Term of Advance	Date Due	Amount Outstanding
9/19/01	3.70%	24 months	9/19/03	$1,000
10/11/02	1.96%	6 months	4/11/03	1,000
	2.83%			$2,000

As of December 31, 2001 Advance Date	Interest Rate	Term of Advance	Date Due	Amount Outstanding
3/19/01	4.68%	12 months	3/19/02	$1,800
3/19/01	4.68%	12 months	3/19/02	1,000
8/6/01	4.05%	12 months	8/6/02	3,000
8/28/01	3.89%	12 months	8/28/02	3,000
9/19/01	3.70%	24 months	9/19/03	1,000
	4.15%			$9,800

As of December 31, 2000 Advance Date	Interest Rate	Term of Advance	Date Due	Amount Outstanding
12/12/00	6.70%	3 months	3/12/01	$3,000
12/26/00	6.42%	4 months	4/26/01	3,000
	6.56%			$6,000

The average balances of short-term borrowings for the years ended December 31, 2002, 2001 and 2000 were $5.6 million, $9.0 million, and $6.0 million, respectively. The maximum amount outstanding at any month-end during the years ended December 31, 2002, 2001 and 2000 was $9.8 million, $9.8 million, and $6.0 million, respectively.  Total interest expense on short-term borrowings for the years ended December 31, 2002, 2001 and 2000 was $222,000, $448,000 and $398,000, respectively.

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

As of December 31, 2002 the Company had no repurchase agreements.  As of December 31, 2001, and 2000, the Company had repurchase agreements of $24,000 and $1.3 million at a rate of 0.50%

and 5.00%, respectively.  The average balances of the repurchase agreements for 2002, 2001 and 2000 were $0, $1.0 million and $929,000, respectively, and the maximum amount outstanding at any month-end during 2001 and 2000 were $1.6 million and $3.7 million, respectively.   Interest expense on repurchase agreements for 2002, 2001 and 2000 was $0, $25,000 and $49,000, respectively.

(8)           Preferred Stock

In connection with the acquisition of Heritage Bancorp, Inc. on September 1, 2000, the Company issued 1,411,268 shares of Series A Preferred Sock, cumulative convertible.  Shares of the Preferred Stock outstanding at December 31, 2002 and 2001 were 1,364,684 and 1,364,714, respectively. The Series A Preferred Stock has a par value of $1.00 per share and a liquidation preference of $5.00 per share.  It is redeemable by the Company at any time on or after March 31, 2004 if the Company’s common stock trades at a price above $8.65 for 20 consecutive days at a redemption price of $5.00 per share.  Dividends on the Series A Preferred Stock are payable quarterly for a cumulative annual dividend of $0.3625 or 7.25% of the $5.00 liquidation amount, before any dividend is paid on any Cardinal common stock.  Holders of Series A Preferred Stock have the right to convert 1 share of Series A Preferred Stock for 0.75 shares of Cardinal common stock at any time.  Holders of Series A Preferred Stock are not entitled to receive notice of, or to participate in, or to vote on any matter at any meeting of the shareholders, except to the extent that they are afforded a vote by the laws of the Commonwealth of Virginia in existence at the time any matter requiring such a vote shall arise.  Notwithstanding the lack of voting rights, under Sections 13.1-707 and 708 of the Virginia Stock Corporation Act the holders of the Series A Preferred Stock are entitled to notice of any meeting of the shareholders considering an amendment to our Articles of Incorporation relating to any of the matters described in Section 13.1-708 of the Virginia Stock Corporation Act and to vote as a class.

(9)           Income Taxes

The Company and its subsidiaries file consolidated tax returns on a calendar-year basis.  The Company had no provision for current and deferred income taxes for the years ended December 31, 2002, 2001 and 2000, respectively.

The provision for income taxes is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes and is as follows:

(Dollars in thousands)	2002	2001	2000
Income tax (benefit) at federal corporate rate	$(180)	$(4,326)	$(1,350)
Nondeductible expenses	7	2,998	90
Change in valuation allowance	173	1,328	1,260
	$—	$—	$—

The tax benefits of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

(Dollars in thousands)	2002	2001
Deferred tax assets:
Bad debts	$1,047	$910
Organization and other costs	19	46
Net operating loss carryforwards	4,401	4,482
Unrealized (gains) losses on investments available-for-sale	(797)	95
Other	157	154
Total gross deferred assets	4,827	5,687
Less valuation allowance	(4,553)	(5,365)
Net deferred tax assets	274	322
Deferred tax liabilities:
Prepaid expenses	(19)	(31)
Depreciation	(134)	(154)
Loan origination costs	(121)	(135)
Other	—	(2)
Total gross deferred tax liabilities	(274)	(322)

Net deferred tax asset	$—	$—

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as depreciation and amortization, are recognized in different periods for financial reporting and tax return purposes.  A valuation allowance in the amount of $4.5 million at December 31, 2002 and $5.4 million at December 31, 2001 has been established for deferred tax assets, as realization is dependent upon generating future taxable income.

The Company has net operating loss carryforwards of approximately $12.9 million at December 31, 2002, which are available to offset future taxable income.  $1.9 million of the net operating loss carryforwards is subject to annual limitation on utilization.  The Company’s net operating loss carryforwards expire as follows:  $1.5 million in 2018, $3.6 million in 2019, $5.1 million in 2020, and $2.7 in 2021.

(10)         Regulatory Matters

The Company’s banking subsidiary, Cardinal Bank, N.A. (the “Bank”), as a national bank, is subject to the dividend restrictions established by the Comptroller of the Currency.  Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years.  At December 31, 2002, there were no earnings against which dividends could be paid.

The Bank is required to maintain a minimum average reserve balance with the Federal Reserve Bank.  The average amount of the required reserve was $10.2 million for 2002.  As members of the Federal Reserve Bank system, the Bank is required to subscribe to shares of $100 par value Federal Reserve Bank stock equal to 6 percent of the Bank’s capital and surplus.  The Bank is required to pay for one-half of the subscription.  The remaining amount is subject to call when deemed necessary by the Board of Governors of the Federal Reserve.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the regulators to stratify institutions into five quality tiers based upon their relative capital strengths and to increase progressively the degree of regulation over the weaker institutions, limits the pass through deposit insurance treatment of certain types of accounts, adopts a “truth in savings” program, calls for the adoption of risk-based premiums on deposit insurance and requires the Bank to observe insider credit underwriting products no less strict than those applied to comparable noninsider transactions.

At December 31, 2002 and 2001, the Company and the Bank met all regulatory capital requirements.  The key measures of capital are: (1) total capital (Tier I capital plus the allowance for loan losses up to certain limitations) as a percent of total risk-weighted assets, (2) Tier I capital (as defined) as a percent of total risk-weighted assets (as defined), and (3) Tier I capital (as defined) as a percent of total assets (as defined).

As of December 31, 2002

(Dollars in thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

Total capital to risk weighted assets	$41,093	13.35%	$24,625	>	8.00%	$30,781	>	10.00%
Tier I capital to risk weighted assets	37,721	12.25%	12,313	>	4.00%	18,469	>	6.00%
Tier I capital to average assets	37,721	8.97%	18,330	>	4.00%	15,391	>	5.00%

As of December 31, 2002

(Dollars in thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital to risk weighted assets	$23,333	10.42%	$17,909	>	8.00%	$22,387	>	10.00%
Tier I capital to risk weighted assets	20,230	9.04%	8,955	>	4.00%	13,432	>	6.00%
Tier I capital to average assets	20,230	8.57%	10,891	>	4.00%	13,614	>	5.00%

(11)         Related-Party Transactions

Officers, directors, employees and their related business interests are loan customers in the ordinary course of business.  In management’s opinion, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectibility or present other unfavorable features.

Analysis of activity for loans to related parties is as follows:

(Dollars in thousands)	2002
Balance, beginning of year	$2,727
New loans	2,177
Loans paid off or paid down	(152)
Balance, end of year	$4,752

(12)         Loss Per Common Share

The following is the calculation of basic and diluted loss per common share.  Because the Company has net losses, all stock options issued have an anti-dilutive effect and, therefore, have been excluded from the loss per common share calculation.

(Dollars and shares in thousands)	2002	2001	2000

Net loss	$(529)	$(12,724)	$(3,971)
Dividends to preferred shareholders	495	503	171
Net loss to common shareholders	$(1,024)	$(13,227)	$(4,142)
Weighted average shares for basic and diluted	7,949	4,258	4,246
Basic loss per common share	$(0.13)	$(3.11)	$(0.98)
Diluted loss per common share	$(0.13)	$(3.11)	$(0.98)

(13)         Employee Benefit Plan

The Company established a 401(k) plan in January 1998 for all eligible employees.  The Company began to match a portion of employee contributions beginning January 1, 1999.  The Company’s match for December 31, 2002, 2001 and 2000 was $102,000, $118,000 and $109,000, respectively.

(14)         Director and Employee Stock Compensation Plans

In 1998, the Company adopted a stock option plan (the ”Plan”) pursuant to which the Company may grant stock options to employees and members of the Company’s and its’ subsidiaries’ Boards of Directors.  The Company has granted options to purchase up to 625,000 shares of common stock as of December 31, 2002.

In 1999, the Company granted stock awards to an employee.  These awards became fully vested in 2001. For the years ended December 31, 2002, 2001 and 2000, the Company recognized $0, $6,000 and $12,000, respectively, in compensation expense related to the stock awards.

Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant.  Director stock options have 10-year terms and vest and become fully exercisable after 3 years. Other employee stock options have 10-year terms and vest and become fully exercisable in 20% increments beginning after their first year of vesting.

Stock option activity during the years indicated is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2000	325,212	$5.74

Granted	130,740	4.07
Exercised	(2,809)	3.75
Forfeited	(85,115)	5.77
Expired	—	—

Balance at December 31, 2001	368,028	$5.23

Granted	265,530	3.27
Exercised	—	—
Forfeited	(90,665)	5.48
Expired	—	—

Balance at December 31, 2002	542,893	$4.22

At December 31, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $2.41 – $10.00 and 8.0 years, respectively.  At December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $2.41 - $10.00 and 7.7 years, respectively.  As of December 31, 2002 and 2001, the outstanding options exercisable were 279,634 and 171,793, respectively.  The weighted average exercise price for the outstanding options exercisable as of December 31, 2002 and 2001 are $4.71 and $4.48, respectively.

Information pertaining to options outstanding at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
		Weighed Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
					Exercise
$2.41 - $3.56	333,365	8.4 years	$3.27	143,585	$3.29
$3.95 - $5.50	103,690	7.9 years	4.68	30,211	4.22
$6.38 - $7.00	105,088	6.4 years	6.77	105,088	6.77
$10.00 - $10.00	750	5.9 years	10.00	750	10.00
Outstanding at year end	542,893	8.0 years	$4.22	279,634	$4.71

At December 31, 2002 and 2001, additional shares available for grant under the Plan were 72,039 and 246,904, respectively.  The per share weighted-average fair value of stock options granted during 2002 and 2001 was $2.12 and $2.04, respectively, on the date of grant using the Black Scholes option-pricing model (using an expected volatility over the expected life of the options of 20.4 percent and 36.3 percent, respectively).  As of December 31, 2002 the weighted-average assumptions were as follows: expected dividend yield 0.00 percent, risk-free interest rate of 4.25 percent, and an expected life of 10 years.  As of December 31, 2001, the weighted-average assumptions were as follows: expected dividend yield 0.00 percent, risk-free interest rate of 4.90 percent, and an expected life of 10 years.

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

(Dollars in thousands)	2002	2001	2000
Net loss to common shareholders:
As reported	$(1,024)	$(13,227)	$(4,142)
Pro forma	(1,289)	(13,365)	(4,262)
Loss per common share:
As reported	$(0.13)	$(3.11)	$(0.98)
Pro forma	(0.16)	(3.14)	(1.00)

During 2002, the shareholders approved the Company’s 2002 Equity Compensation Plan.  The Equity Plan authorizes the granting of options, which may either be Incentive Stock Options, Non-Qualified Stock Options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan authorizes the issuance of options and other equity instruments equivalent to 700,000 shares, or 6.32% of the outstanding shares of common stock plus shares of common stock issuable upon conversion of the Company’s outstanding Series A Preferred Stock.  No shares were granted under the 2002 Equity Compensation Plan as of December 31, 2002.

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2002, 2001 and 2000 follows:

	December 31, 2002
(Dollars in thousands)	Commercial Banking	Investment Advisory	Other	Intersegment Elimination	Consolidated

Net interest income	$10,575	$—	$81	$—	$10,656
Provision for loan losses	444	—	—	—	444
Non-interest income	2,122	942	209	—	3,273
Non-interest expense	12,269	1,147	598	—	14,014
Net loss	$(16)	$(205)	$(308)	$—	$(529)

Total assets	$483,135	$274	$41,159	$(38,245)	$486,323

	December 31, 2002
	Commercial Banking	Investment Advisory	Other	Intersegment Elimination	Consolidated
Net interest income	$9,051	$—	$26	$—	$9,077
Provision for loan losses	1,202	—	—	—	1,202
Non-interest income	1,210	1,947	116	—	3,267
Non-interest expense	19,220	2,034	2,612	—	23,866
Net loss	$(10,161)	$(87)	$(2,470)	$—	$(12,724)

Total assets	$277,930	$420	$23,228	$(21,994)	$279,584

	December 31, 2002
	Commercial Banking	Investment Advisory	Other	Intersegment Elimination	Consolidated
Net interest income	$5,914	$—	$496	$—	$6,410
Provision for loan losses	753	—	—	—	753
Non-interest income	574	1,515	13	(4)	2,098
Non-interest expense	6,695	1,990	3,045	(4)	11,726
Net loss	$(960)	$(475)	$(2,536)	$—	$(3,971)

Total assets	$193,641	$176	$35,014	$(21,783)	$207,048

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at December 31, 2002 are collateralized.

Those instruments represent obligations of the Company to extend credit or guarantee borrowings; and therefore, are not recorded on the consolidated statements of financial condition.  The rates and terms of these instruments are competitive with others in the market in which the Company operates.  Almost all of these instruments as of December 31, 2002 have floating rates, thereby significantly mitigating the market risk.

Those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amounts of those instruments.

(Dollars in thousands)	2002	2001
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$66,767	$56,382
Standby letters of credit	1,610	3,168

The Company had recorded no liability associated with standby letters of credit at December 31, 2002.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  The Company evaluates each customer’s creditworthiness on a case-by-case basis and requires collateral to support financial instruments when deemed necessary.  The amount of collateral obtained upon extension of credit is based on management’s evaluation of the counterparty.  Collateral held varies but may include deposits held by the Company, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

(17)         Disclosures of Fair Value of Financial Instruments

The assumptions used and the estimates disclosed represent management’s best judgment of appropriate valuation methods.  These estimates are based on pertinent information available to management at the valuation date.  In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management’s evaluation of those factors, change.

Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique.  Therefore, these fair value estimates are not necessarily indicative of the amounts the Company would realize in a market transaction.  Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of the Company’s fair value information to that of other financial institutions.  It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and that, because of these uncertainties, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Company.

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

Deposits

The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date.  Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Other Borrowed Funds

The fair value of borrowings is estimated using a discounted cash flow calculation that applies an interest rate currently available with similar terms.

Commitments

The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other covenants or requirements.  These commitments generally have fixed expiration dates expiring within one year.  Many commitments are expected to, and typically do, expire without being drawn upon.  The rates and terms of these instruments are competitive with others in the market in which the Company operates.  The carrying amounts are reasonable estimates of the fair value of these financial instruments.  The carrying amounts of these instruments are zero at December 31, 2002 and 2001.

Accrued Interest

The carrying amounts of accrued interest approximate their fair values.

Fair value of financial instruments as of December 31, 2002 and 2001:

	December 31, 2002
(Dollars in thousands)	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$63,371	$63,371
Investment securities and other investments	165,280	165,280
Loans receivable	249,106	257,480
Accrued interest receivable	1,523	1,523
Financial liabilities:
Demand deposits	$72,962	$72,962
Interest checking	146,041	146,041
Money market and statement savings	31,078	31,078
Certificates of deposit	173,398	178,360
Other borrowed funds	2,000	2,000
Accrued interest payable	107	107

	December 31, 2001
(Dollars in thousands)	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$34,459	$34,459
Investment securities and other investments	35,415	35,415
Loans held for sale	4,732	4,760
Loans receivable	200,911	200,143
Accrued interest receivable	1,090	1,090
Financial liabilities:
Demand deposits	$61,739	$61,739
Interest checking	45,313	45,313
Money market and statement savings	28,676	28,676
Certificates of deposit	110,296	114,629
Other borrowed funds	9,824	9,824
Accrued interest payable	12	12

(18)         Parent Company Only Financial Statements

The Cardinal Financial Corporation (parent company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION

December 31, 2002 and 2001

(Dollars in thousands)

	2002	2001
Assets
Cash and cash equivalents	$5,989	$2,584
Other investments	63	67
Investment in subsidiaries	32,472	17,799
Premises and equipment, net	1,825	1,986
Goodwill and other intangibles, net	646	668
Other assets	164	124

Total assets	$41,159	$23,228

Liabilities and Shareholders’ Equity
Total liabilities	$447	$2,604
Total shareholders’ equity	$40,712	$20,624

Total liabilities and shareholders’ equity	$41,159	$23,228

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000

Income:
Interest income	$81	$26	$496
Other income	209	116	13

Total income	290	142	509

Expense - General and administrative	598	2,612	3,045

Net loss before income taxes and equity in undistributed earnings of subsidiaries	(308)	(2,470)	(2,536)

Provision for income taxes	—	—	—

Equity in undistributed earnings of subsidiaries	(221)	(10,254)	(1,435)

Net loss	$(529)	$(12,724)	$(3,971)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(529)	$(12,724)	$(3,971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	221	1,984	1,435
Depreciation and amortization and write down of goodwill	238	9,129	465
Increase in other assets and liabilities	(2,413)	1,754	543

Net cash provided by (used in) operating activities	(2,483)	143	(1,528)

Cash flows from investing activities:
Capital infusions in subsidiaries	(12,275)	(720)	(750)
Dividends from subsidiary	—	—	3,000
Net change in premises and equipment	161	158	(62)
Proceeds from sale and redemptions of securities	—	—	2,468
Proceeds from sale of other investments	4	17	—
Cash paid in acquisition	—	—	(7,726)

Net cash used in investing activities	(12,110)	(545)	(3,070)

Cash flows from financing activities:
Proceeds from rights and secondary offerings	18,493	—	—
Dividends declared on preferred stock	(495)	(503)	(170)
Stock options exercised	—	11	22

Net cash provided by (used in) financing activities	17,998	(492)	(148)

Net increase (decrease) in cash and cash equivalents	3,405	(894)	(4,746)

Cash and cash equivalents at beginning of year	2,584	3,478	8,224

Cash and cash equivalents at end of year	$5,989	$2,584	$3,478

(19)         Goodwill and Other Intangible Assets

At December 31, 2002, goodwill of $646,000 represents the remaining balance attributable to the purchase of Heritage Bancorp, Inc.  In 2001, the Company substantially eliminated the goodwill attributable from this acquisition.  The initial investment in Heritage, which was subsequently, renamed Cardinal Bank — Potomac, resulted in the Company recording $9.7 million of goodwill at the time of the acquisition.  In the fourth quarter of 2001, an evaluation of current year losses and expectations of additional future losses indicated a potential impairment in the Company’s investment in Heritage.  In compliance with SFAS No. 121, the Company wrote down goodwill by $8.3 million based upon a valuation obtained from an independent third party consultant.

The Company adopted SFAS No. 142 as of January 1, 2002, and, therefore, discontinued the amortization of goodwill on January 1, 2002, which had the effect of decreasing the Company’s net loss by $35,000.  The Company has evaluated impairment of goodwill under SFAS No. 142. The evaluation of goodwill under this statement did not result in impairment of the Company’s goodwill as of the annual evaluation date.  Information on the Company’s intangible assets is contained in the table below.

	December 31, 2002		December 31, 2001
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable core deposit intangible	$102	$(102)	$102	$(80)
Unamortizable goodwill	646	—	646	—

Amortization expense:	Core Deposit Intangible	Goodwill
Twelve months ended December 31, 2002	22
Twelve months ended December 31, 2001	60	8,847	(1)

	December 31,
	2002	2001	2000
Reported net loss to common shareholders	$(1,024)	$(13,227)	$(4,142
Add: goodwill amortization	—	8,847	215
Adjusted net loss	(1,024)	(4,380)	(3,927)

Reported basic and diluted loss per common share	$(0.13)	$(3.11)	$(0.98)
Add: goodwill amortization per common share	—	2.08	0.05
Adjusted basic and diluted loss per common share	$(0.13)	$(1.03)	$(0.93)

(1) In December 2001, the Company wrote down goodwill by $8.3 million.

As of December 31, 2002, the Company’s core deposit intangible was fully amortized thus; there is no more amortization expense after December 31, 2002.

(20)         Restructuring Costs

In 2001, the Company announced plans to restructure and merge all of its banking subsidiaries into one central lead bank under the holding company.  This decision was made in order to reduce the costs associated with operating multiple banking subsidiaries.  In connection with the restructuring, the Company recorded $884,000 of restructuring costs.   Included in the total were severance and other employee related costs including contract buyouts, write-downs of leasehold improvements associated with the subleasing of redundant property, liabilities recorded related to the subleased property, and merger costs related to data processing conversions with outside vendors. The following table rolls forward the amounts from the prior year.

(Dollars in thousands)	Liability at December 31, 2001	Expenses Paid or Assets Written Off in 2002	Liability at December 31, 2002
Employee termination benefits and contract buyouts	$395	$395	$—
Leasehold write-downs	251	251	—
Merger expenses	165	165	—
Sublease liability	73	11	62
	$884	$822	$62

(21)         Other Operating Expenses

The following shows the composition of operating expenses for the years ended December 31, 2002, 2001 and 2000:

(Dollars in thousands)	2002	2001	2000
Data processing	$759	$957	$561
Stationery and supplies	317	306	345
Brokerage clearing	206	370	345
Advertising and marketing	541	368	241
Telecommunications	276	325	254
Other taxes	342	269	221
Travel and entertainment	127	164	139
Bank operations	411	875	165
Premises and equipment	271	247	142
Miscellaneous	239	465	577
Total operating expense	$3,489	$4,346	$2,990

Item 8.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in the Company’s independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

PART III

Item 9.                   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                Pursuant to General Instruction E(3) of Form 10-KSB, the information contained in the “The Board of Directors” section and under the headings “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10.                Executive Compensation

                Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings “Director Compensation,” “Executive Compensation,” “Stock Options,” and “Employment Agreements” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.  Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table sets forth information as of December 31, 2002, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)

Equity Compensation Plans Approved by Shareholders
1999 Stock Plan	542,893	$4.22	72,039
2002 Equity Compensation Plan	—	—	700,000
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—

Total	542,893	$4.22	772,039

(1)  Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)  The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 12.                 Certain Relationships and Related Transactions

                Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the heading “Transactions with Management” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.                 Exhibits, List and Reports on Form 8-K

(a)	Exhibits		.

	3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the "Form SB-2")).

3.2

Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form SB-2).

	3.3	Amended Bylaws of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2002).

	4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).

	10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).

	10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Carl E. Dodson (incorporated by reference to Exhibit 10.2 to the Form SB-2).

	10.3	Executive Employment Agreement, dated as of February 12, 2002 between Cardinal Financial Corporation and F. Kevin Reynolds (incorporated by reference to Exhibit 10.4 to the Form SB-2).

	10.4	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).

	10.5	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).

	10.6	Cardinal Financial Corporation 2002 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2002).

	21	Subsidiaries of Cardinal Financial Corporation.

	99.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

	99.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

(b)	Reports on Form 8-K

On December 10, 2002, the Company filed a Current Report on Form 8-K dated December 10, 2002 to report under Item 5, and to include as an exhibit a press release on, the resignation of the Company’s Chief Financial Officer.

Item 14. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded.  This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.  There have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation.

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on March 28, 2003.

CARDINAL FINANCIAL CORPORATION

By: /s/ Bernard H. Clineburg
Name:	Bernard H. Clineburg
Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities and Exchange Act of 1934, this report has been filed below by the following persons in the capacities indicated on March 28, 2003.

Signatures		Title

/s/	Bernard H. Clineburg	Chairman, President and Chief Executive Officer
	Name: Bernard H. Clineburg	(Principal Executive Officer)

/s/	Carl E. Dodson	Executive Vice President and Chief Financial Officer
	Name: Carl E. Dodson	(Principal Financial Officer)

/s/	Jennifer L. Deacon	Vice President and Controller
	Name: Jennifer L. Deacon	(Principal Accounting Officer)

/s/	Robert M. Barlow	Director
Name: Robert M. Barlow

/s/	B. G. Beck	Director
Name: B. G. Beck

/s/	Wayne W. Broadwater	Director
Name: Wayne W. Broadwater

/s/	William G. Buck	Director
Name: William G. Buck

/s/	Sidney O. Dewberry	Director
Name: Sidney O. Dewberry

/s/	Nancy K. Falck	Director
Name: Nancy K. Falck

/s/	John W. Fisher	Director
Name: John W. Fisher

/s/	Jones V. Isaac	Director
Name: Jones V. Isaac

/s/	J. Hamilton Lambert	Director
Name: J. Hamilton Lambert

/s/	Harold E. Lieding	Director
Name: Harold E. Lieding

/s/	James D. Russo	Director
Name: James D. Russo

/s/	John H. Rust. Jr.	Director
Name: John H. Rust, Jr.

/s/	Emad Saadeh	Director
Name: Emad Saadeh

/s/	George P. Shafran	Director
Name: George P. Shafran

SECTION 302 CERTIFICATIONS

CERTIFICATION

I, Bernard H. Clineburg, Chairman, President and Chief Executive Officer of Cardinal Financial Corporation, certify that:

1.             I have reviewed this annual report on Form 10-KSB of Cardinal Financial Corporation;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Bernard H. Clineburg
Bernard H. Clineburg Chairman, President and Chief Executive Officer

SECTION 302 CERTIFICATIONS

CERTIFICATION

I, Carl E. Dodson, Executive Vice President and Chief Financial Officer of Cardinal Financial Corporation, certify that:

1.             I have reviewed this annual report on Form 10-KSB of Cardinal Financial Corporation;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Carl E. Dodson
Carl E. Dodson Executive Vice President and Chief Financial Officer

SECTION 302 CERTIFICATIONS

CERTIFICATION

I, Jennifer L. Deacon, Vice President and Controller of Cardinal Financial Corporation, certify that:

1.             I have reviewed this annual report on Form 10-KSB of Cardinal Financial Corporation;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition,   results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	\s\ Jennifer L. Deacon
Jennifer L. Deacon
Vice President and Controller

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the "Form SB-2")).

3.2

Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form SB-2).

3.3	Amended Bylaws of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).

10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).

10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Carl E. Dodson (incorporated by reference to Exhibit 10.2 to the Form SB-2).

10.3	Executive Employment Agreement, dated as of February 12, 2002 between Cardinal Financial Corporation and F. Kevin Reynolds (incorporated by reference to Exhibit 10.4 to the Form SB-2).

10.4	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).

10.5	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).

10.6	Cardinal Financial Corporation 2002 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2002).

21	Subsidiaries of Cardinal Financial Corporation.

99.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

99.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.