Form 10QSB
period 2003-03-31
CARDINAL FINANCIAL CORP
filed 2003-05-15
CIK 1060523

4

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 0-24557

CARDINAL FINANCIAL CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Virginia	54-1874630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8270 Greensboro Drive, Suite 500
McLean, Virginia 22102
(Address of Principal Executive Offices)

(703) 584-3400
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

10,047,362 shares of common stock, par value $1.00 per share, outstanding as of May 2, 2003

CARDINAL FINANCIAL CORPORATION

Part I - Financial Information

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

As of March 31, 2003 and December 31, 2002

(Dollars in thousands, except share data)

	(Unaudited) March 31, 2003	December 31, 2002
Assets
Cash and due from banks	$9,831	$27,465
Federal funds sold	15,896	35,906
Total cash and cash equivalents	25,727	63,371

Investment securities available-for-sale	198,452	163,665
Other investments	2,638	1,615

Loans receivable, net of fees	252,038	249,106
Allowance for loan losses	(3,431)	(3,372)

Loans receivable, net	248,607	245,734

Premises and equipment, net	5,194	4,942
Goodwill and other intangibles, net	646	646
Accrued interest and other assets	2,931	6,350

Total assets	$484,195	$486,323

Liabilities and Shareholders’ Equity

Deposits	$417,096	$423,479
Other borrowed funds	25,000	2,000
Accrued interest and other liabilities	2,717	20,132

Total liabilities	444,813	445,611

Preferred stock, $1 par value, 10,000,000 shares authorized: Series A preferred stock, cumulative convertible, 1,364,662 and 1,364,684 shares outstanding in 2003 and 2002, respectively	1,365	1,365
Common stock, $1 par value, 50,000,000 shares authorized, 10,047,362 and 10,044,345 shares outstanding in 2003 and 2002, respectively	10,047	10,044
Additional paid-in capital	51,238	51,231
Accumulated deficit	(23,907)	(24,273)
Accumulated other comprehensive income	639	2,345

Total shareholders’ equity	39,382	40,712

Total liabilities and shareholders’ equity	$484,195	$486,323

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2003 and 2002

 (In thousands, except per share data)

 (Unaudited)

	2003	2002
Interest income:
Loans receivable	$4,031	$3,627
Federal funds sold	39	154
Investment securities available-for-sale	1,678	595
Other investments	24	19

Total interest income	5,772	4,395

Interest expense:
Deposits	2,240	1,924
Other borrowed funds	73	97

Total interest expense	2,313	2,021

Net interest income	3,459	2,374

Provision for loan losses	80	—

Net interest income after provision for loan losses	3,379	2,374

Non-interest income:
Service charges on deposit accounts	134	116
Loan service charges	113	88
Investment fee income	126	349
Net gain on sales of loans	9	24
Net realized gain on investment securities available-for-sale	493	—
Net gain on sales of assets	—	39
Other income	101	92

Total non-interest income	976	708

Non-interest expense:
Salary and benefits	1,649	1,462
Occupancy	480	273
Professional fees	369	308
Depreciation	196	194
Amortization and write down of intangibles	—	15
Other operating expenses	1,171	768

Total non-interest expense	3,865	3,020

Net income before income taxes	490	62

Provision for income taxes	—	—

Net income	$490	$62

Dividends to preferred shareholders	124	124

Net income (loss) to common shareholders	$366	$(62)

Basic and diluted income (loss) per common share	$0.04	$(0.01)

Weighted-average common shares outstanding	10,046	4,294

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2003 and 2002

(Dollars in thousands)

(Unaudited)

	2003	2002

Net income	$490	$62
Other comprehensive loss:
Unrealized loss on available-for-sale investment securities:
Unrealized holding loss arising during the quarter	(2,199)	(805)
Less: reclassification adjustment for gains included in net income	493	-

Comprehensive loss	$(1,216)	$(743)

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2003 and 2002

(In thousands)

(Unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2001	1,365	$1,365	4,294	$4,294	$38,488	$(23,249)	$(274)	$20,624

Dividends on preferred stock	—	—	—	—	—	(124)	—	(124)

Change in unrealized gain (loss) on investment securities available-for-sale	—	—	—	—	—	—	(805)	(805)

Net income	—	—	—	—	—	62	—	62

Balance, March 31, 2002	1,365	$1,365	4,294	$4,294	$38,488	$(23,311)	$(1,079)	$19,757

Balance, December 31, 2002	1,365	$1,365	10,044	$10,044	$51,231	$(24,273)	$2,345	$40,712

Stock options exercised	—	—	3	3	7	—	—	10

Dividends on preferred stock	—	—	—	—	—	(124)	—	(124)

Change in unrealized gain (loss) on investment securities available-for-sale	—	—	—	—	—	—	(1,706)	(1,706)

Net income	—	—	—	—	—	490	—	490

Balance, March 31, 2003	1,365	$1,365	10,047	$10,047	$51,238	$(23,907)	$639	$39,382

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2003 and 2002

(Dollars in thousands)

(Unaudited)

	2003	2002

Cash flows from operating activities:
Net income	$490	$62
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	196	194
Amortization and writedown of intangibles, premiums and discounts	427	118
Provision for loan losses	80	—
Originations of loans held for sale	(172)	(4,369)
Proceeds from the sale of loans held for sale	172	7,359
Gain on sale of loans held for sale	(9)	(24)
Gain on sale of investment securities available-for-sale	(493)	—
Gain on sale of other assets	—	(39)
(Increase) decrease in accrued interest and other assets	3,419	(294)
Decrease in accrued interest and other liabilities	(17,415)	(1,117)

Net cash provided by (used in) operating activities	(13,305)	1,890

Cash flows from investing activities:
Purchase of premises and equipment	(448)	(14)
Proceeds from sale, maturity and call of investment securities available-for-sale	22,890	250
Proceeds from sale of other investments	—	188
Purchase of investment securities available-for-sale	(71,017)	(37,664)
Purchase of other investments	(1,023)	(183)
Redemptions of investment securities available-for-sale	11,537	1,420
Net (increase) decrease in loans receivable	(2,781)	5,204

Net cash used in investing activities	(40,842)	(30,799)

Cash flows from financing activities:
Net increase (decrease) in deposits	(6,383)	53,625
Net increase (decrease) in other borrowed funds	23,000	(2,824)
Dividends on preferred stock	(124)	(124)
Stock options exercised	10	—

Net cash provided by financing activities	16,503	50,677

Net increase (decrease) in cash and cash equivalents	(37,644)	21,768

Cash and cash equivalents at beginning of the quarter	63,371	34,459

Cash and cash equivalents at end of the quarter	$25,727	$56,227

Supplemental disclosure of cash flow information:
Cash paid during the quarter for interest	$2,275	$1,942

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the “Company”) was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly-owned subsidiaries.  The Company opened Cardinal Bank, N.A. in 1998 and Cardinal Wealth Services, Inc., an investment advisor subsidiary, in 1999.  In 1999, the Company opened two additional banking subsidiaries and, in late 2000, completed an acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank.  These banking subsidiaries were consolidated into Cardinal Bank, N.A. as of March 1, 2002.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 (the “2002 Form 10-KSB”).

Stock Based Compensation

At March 31, 2003, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan and the 2002 Equity Compensation Plan.  These plans are described more fully in Footnote 14 of the 2002 Form 10-KSB.

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.  The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the

Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2003	2002

Net income (loss) to common shareholders	$366	$(62)
Deduct: Total stock based employee
compensation expense
determined under fair value-
based method for all awards	(223)	(16)
Pro forma net income (loss)	$143	$(78)

Earnings (loss) per common share:
Basic - as reported	$0.04	$(0.01)
Basic - as pro forma	0.01	(0.02)
Diluted - as reported	0.04	(0.01)
Diluted - as pro forma	0.01	(0.02)

The fair values of the options granted were estimated on the grant date using the Black - Scholes option - pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002
Estimated option life	10 years	10 years
Risk free interest rate	4.25%	4.25%
Expected volatility	20.40%	20.40%
Expected dividend yield	0.00%	0.00%

There were 351,500 options granted during the three months ended March 31, 2003.  Of those grants issued, 91,100 options immediately vested on the grant date.

Note 2

Segment Disclosures

The Company operates and reports in two business segments, banking and investment advisory services.  The banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans.  In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit.  The investment advisory services segment provides advisory services to businesses and individuals including financial planning and retirement/estate planning.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2003 and 2002, follows:

For the Three Months Ended March 31, 2003:

		Investment Advisory	Intersegment Elimination
(Dollars in thousands)	Banking			Other	Consolidated
Net interest income	$3,432	$—	$—	$27	$3,459
Provision for loan losses	80	—	—	—	80
Non-interest income	850	126	—	—	976
Non-interest expense	3,389	168	—	308	3,865
Net income (loss)	$813	$(42)	$—	$(281)	$490
Total assets	$481,081	$241	$(36,866)	$39,739	$484,195

For the Three Months Ended March 31, 2002:

		Investment Advisory	Intersegment Elimination
(Dollars in thousands)	Banking			Other	Consolidated
Net interest income	$2,372	$—	$—	$2	$2,374
Provision for loan losses	—	—	—	—	—
Non-interest income	320	350	—	38	708
Non-interest expense	2,244	467	—	309	3,020
Net income (loss)	$448	$(117)	$—	$(269)	$62
Total assets	$326,785	$341	$(21,013)	$22,288	$328,401

The Company does not have operating segments other than those reported.  Parent company financial information is included in the “Other” category above and represents the overhead function rather than an operating segment.  The parent company’s net interest income is comprised of interest income from federal funds sold and investment securities.

Note 3

Earnings (Loss) Per Common Share

The following table discloses the calculation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2003 and 2002. Stock options outstanding as of March 31, 2003 and 2002 were 873,412 and 361,538, respectively.  Stock options issued, which were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price, were 291,677 for the three months ended March 31, 2003.  Because the Company reported a net loss to common shareholders for the three months ended March 31, 2002, all stock options issued as of that date have an anti-dilutive effect and, therefore, have been excluded from the earnings (loss) per common share calculation for that respective period.

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2003	2002

Net income	$490	$62

Dividends to preferred shareholders	124	124

Net income (loss) to common shareholders	366	(62)

Weighted average common shares for basic	10,046,065	4,294,323

Weighted average common shares for diluted	10,170,827	—

Basic and diluted earnings (loss) per common share	$0.04	$(0.01)

Note 4

Goodwill and Other Intangible Assets

At March 31, 2003, goodwill of $646,000 represented the remaining balance attributable to the purchase of Heritage Bancorp, Inc.  In 2002, the Company evaluated impairment of goodwill under SFAS No. 142, Goodwill and Other Intangible Assets.

At March 31, 2003, the Company had no other intangible assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition as of March 31, 2003 and December 31, 2002 and the results of our operations for the three months ended March 31, 2003 and 2002.  This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

Company Overview

Cardinal Financial Corporation is a locally owned and managed financial services organization headquartered in Northern Virginia and is committed to providing top quality customer service, a diversified product mix and convenient avenues for banking to consumers and businesses.  During the first quarter of 2003, total assets decreased slightly by 0.4% to $484.2 million.  During the same quarter, net loans receivable increased 1.2% to $248.6 million.  Total deposits decreased 1.5% to $417.1 million as of March 31, 2003.  Our investment advisory subsidiary, Cardinal Wealth Services, Inc., ended the quarter with over 2,000 customers and assets under management exceeding $84.6 million.

Critical Accounting Policies

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in the loan portfolio.  Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrower.  As a part of our analysis, we use comparative peer group data, duration factors and qualitative factors such as levels of and trends in delinquencies and nonaccrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support our estimates.  The loan loss provision for the three months ended March 31, 2003 and 2002 was $80,000 and none, respectively.  The allowance for loan loss was $3.4 million as of each of March 31, 2003 and December 31, 2002.  The ratio of the allowance for loan losses to total loans, net of fees, was 1.36% at March 31, 2003 compared to 1.35% at December 31, 2002.  Additional information on the allowance for loan losses and provision expense can be found later in this discussion.

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

Valuation Allowance for Deferred Tax Assets

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as depreciation and amortization, are recognized in different periods for financial reporting and tax return purposes.  A valuation allowance of $4.5 million at December 31, 2002, has been established for deferred tax assets, as realization is dependent upon generating future taxable income.

Financial Condition

Total assets were $484.2 million at March 31, 2003 compared to $486.3 million at December 31, 2002, a decrease of $2.1 million or 0.4% due primarily to the decrease in total deposits.  Investment securities available-for-sale were $198.4 million at March 31, 2003 compared to $163.7 million at December 31, 2002, an increase of $34.8 million or 21.3% (see Table 1 for details of the investment securities available-for-sale portfolio). During the first quarter of 2003, we modified the methodology we use to calculate our reserve requirement for certain deposit accounts, which resulted in a significant decline in the reserve balance we maintain at the Federal Reserve Bank. As a result, we were able to decrease our cash and due from bank balances by $17.6 million, or 64.2% to $9.8 million at March 31, 2003 compared to $27.5 million at December 31, 2002.  These funds were invested in the investment securities available-for-sale portfolio during the quarter, allowing us to earn interest on balances that were formerly non-interest earning assets. Loans receivable, net of fees, increased by $2.9 million to $252.0 million at March 31, 2003 from $249.1 million at December 31, 2002 (see Table 2 for details on the loans receivable portfolio).

Total deposits decreased $6.4 million to $417.1 million at March 31, 2003 compared to $423.5 million at December 31, 2002 (see Table 3 for details on certificates of deposit with balances of $100,000 or more).  The slight decrease in total deposits reflects minimized marketing efforts during the first quarter and interest rate decreases in our various deposit products. Other borrowed funds increased $23.0 million to $25.0 million at March 31, 2003 compared to $2.0 million at December 31, 2002. Due to the interest rates on FHLB advances being at their lowest levels in several years, we borrowed $23.0 million during the quarter.  These funds were invested in investment securities available-for-sale, allowing us to increase our net interest margin by 51 basis points from the fourth quarter of 2002 and tighten our gap position.

Shareholders’ equity at March 31, 2003 was $39.4 million, a decrease of $1.3 million, or 3.3%, compared to $40.7 million at December 31, 2002.  The decrease of $1.3 million during the first quarter was driven by an unfavorable $1.7 million mark-to-market adjustment on our primarily mortgage-backed investment securities available-for-sale portfolio.  This decrease was offset by net income of $366,000 to common shareholders.  Book value per common share at March 31, 2003 was $3.24 as compared to $3.37 at December 31, 2002.

Results of Operations

Net income to common shareholders for the three months ended March 31, 2003 was $366,000, an improvement of $428,000 when compared to the same period of 2002.  For the same period of 2002, we recorded a net loss to common shareholders of $62,000.  The increase in net income to common shareholders is a result of increased net interest income and non-interest income.  Earnings per common share increased to $0.04 per common share compared to a loss per common share of $0.01 reported in the same period of 2002.  Weighted average common shares outstanding at March 31, 2003 were 10,046,000 compared to 4,294,000 for the same period of 2002 due to the successful rights and public offerings completed during the second quarter of 2002. These quarterly results are presented after the effect of dividends paid in each quarter to preferred shareholders.  Dividends to preferred shareholders were $124,000 for the each of the three months ended March 31, 2003 and 2002.

Return on average assets for the three months ended March 31, 2003 and 2002 was 0.42% and 0.08%, respectively.  Return on average equity for the three months ended March 31, 2003 and 2002 was 4.81% and 1.19%, respectively.

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest earning assets and the interest paid on deposits and other interest bearing liabilities.  The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.  Net interest income for the three months ended March 31, 2003 was $3.5 million compared to $2.4 million for the same three months period in 2002, an increase of $1.1 million, or 45.7%.  The increase in net interest income is a result of the increase in average volume of loans and investment securities available-for-sale, net of the impact of the decreased yields, in the first quarter of 2003, compared with the same period of 2002, funded through the increase in deposits and other borrowed funds.

Our net interest margin for the three months ended March 31, 2003 was 3.11%, compared to 3.31% for the three months ended March 31, 2002.  The decrease in the net interest margin was a result of the change in the mix of earning assets towards lower yielding investments and the decreased interest rate environment experienced during the last two quarters of 2002.  When compared to the fourth quarter of 2002, our net interest margin increased 51 basis points.  The increase in net interest margin was due primarily to the transfer of cash balances and lower yielding federal funds sold into higher yielding investment securities.    Tables 4 and 5 present an analysis of average earning assets, interest bearing liabilities and demand deposits with related components of interest income and interest expense.

Provision for loan losses for the three months ended March 31, 2003 was $80,000 compared to none for the same period in 2002.  The reserve for loan loss at each of March 31, 2003 and December 31, 2002 was $3.4 million.  Our allowance for loan loss ratio rose slightly to 1.36% at March 31, 2003 compared to 1.35% at December 31, 2002.  We continued to experience strong loan quality with annualized net charged-off loans equal to .03% of total loans as of March 31, 2003 and non-performing loans equal to .33% of total loans as of March 31, 2003.  Additional information on the allowance for loan loss and its allocation to the total loans receivable portfolio can be found in Tables 6 and 7 to this discussion.

Non-interest income for the three months ended March 31, 2003 was $976,000, an increase of $268,000, or 37.9%, compared to $708,000 for the same period of 2002.  The increase in non-interest income is primarily attributable to the $493,000 realized gains on sales of a portion of our investment securities available-for-sale portfolio.  These gains were recorded on sales of mortgage-backed securities with rapid pre-payment qualities, which were a result of the lower interest rate environment experienced during the quarter.  These gains were offset by decreases in investment fee income during the first quarter of 2003 compared to the same period of 2002.

Non-interest expense for the three months ended March 31, 2003 was $3.9 million, compared to $3.0 million for the same period of 2002, an increase of $845,000, or 28%.  The increase in non-interest expense is partially a result of the one time expense of $310,000 recognized for our headquarters move to Tysons Corner, Virginia.  This expense includes the write off of our remaining lease obligation at our former Fairfax, Virginia location in addition to move related costs.  In addition, we experienced increases in salaries and benefits expense, professional fees and loan expenses, which are directly related to our strong asset growth over the past year.

We have not recorded income tax expense or benefit due to the existence of net losses in all prior years of operations.  We have net deferred tax assets, including net operating loss carryforwards, all of which have a full valuation allowance as of March 31, 2003.  A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not be realized.  The benefit of our deferred tax assets will only be recognized when it becomes more likely than not that they will be realized.  For more information, see “Critical Accounting Policies” above in this discussion.

Business Segment Operations

We provide banking and non-banking financial services and products through our subsidiaries.  Management operates and reports on the results of our operations through two business segments, banking and investment advisory services.

Banking

The banking segment provides comprehensive banking services to small businesses and individuals through multiple delivery channels.  Services offered include commercial and consumer lending, deposit products and banking via the Internet or telephone.

For the three months ended March 31, 2003, the commercial banking segment recorded net income of $812,000, compared to $448,000 during the same period of 2002, an increase of $364,000 or 81.3%.  The improvement in earnings is a result of increased net interest income, due to increased volume of earning assets, and non-interest income, due to realized gains on investment securities available for sale, for this segment.  As of March 31, 2003, total assets were $481.1 million, loans receivable, net of fees, were $252.0 million and total deposits were $420.9 million.  As of March 31, 2002, total assets were $326.8 million, loans receivable, net of fees were $195.7 million and total deposits were $299.6 million.

Investment Advisory Services

The investment advisory services segment offers financial and estate planning services, centered on a group of products provided through a strategic alliance with Raymond James Financial Services, Inc.

For the three months ended March 31, 2003, the investment advisory services segment recorded a net loss of $42,000, compared to a loss of $117,000 during the same period of 2002, a decrease of $75,000 or 64.1%.  The improvement in the net loss is a result of decreased operating expenses in excess of decreased operating revenues for this segment.  The decreased revenues and expenses from this business segment during the first quarter of 2003 is a result of the conversion from Legg Mason, Inc. to Raymond James Financial Services, Inc., which caused a temporary decline in transaction activity and the accumulation of assets under management.  As of March 31, 2003, total assets were $241,000 and total assets under management were $84.6 million.  As of March 31, 2002, total assets were $341,000 and total assets under management were $130.4 million.

Information pertaining to both business segments can be found in Footnote 2 to the Notes to Consolidated Financial Statements.

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

At March 31, 2003, shareholders’ equity was $39.4 million compared to $40.7 million at December 31, 2002.  The decrease in shareholders’ equity is primarily the result of the change in unrealized gains on investment securities available-for-sale of $1.7 million during the three months ended March 31, 2003.  This decrease in equity was offset by net income to common shareholders of $366,000 for the first quarter of 2003.  At March 31, 2003, our tier 1 and total risk-based capital ratios were 12.2% and 13.3%, respectively.  At December 31, 2002, our tier 1 and total risk-based capital ratios were 12.3% and 13.4%, respectively.  Our regulatory capital levels for the bank and bank holding company meet those established for well-capitalized institutions. Table 8 provides additional information pertaining to our capital ratios.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Stable core deposits and a strong capital position are the current components of a solid foundation for our liquidity position.  In addition, the availability of regional and national wholesale funding sources including federal funds purchased, negotiable certificates of deposit, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank enhance our liquidity.  Cash flows from operations, such as loan payments and payoffs are also a significant source of liquidity.  We have a contingency plan that provides for continued monitoring of liquidity needs and available sources of liquidity.  We believe we have the ability to meet our increased liquidity needs.  Liquid assets, which include cash and due from banks, federal funds sold and investment securities available-for-sale, at March 31, 2003, totaled $224.2 million, or 46.3% of total assets.  Of that, $138.2 million in investment securities available-for-sale were available as collateral for additional Federal Home Loan Bank borrowings.  Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Interest Rate Sensitivity

Asset/Liability management involves the monitoring of our sensitivity to interest rate movements.  In order to measure the effect of interest rates on our net interest income, management takes into consideration the expected cash flows from the loan and securities portfolios and the expected magnitude of the repricing of specific asset and liability categories.  Management evaluates interest sensitivity risk and then formulates guidelines to manage this risk based upon its outlook regarding the economy, forecasted interest rate movements and other business factors.  Management’s goal is to maximize and stabilize the net interest margin by limiting exposure to interest rate changes.

The data in Table 9 reflects the reprising or expected maturities of various assets and liabilities as of March 31, 2003.  This “gap” analysis represents the difference between interest sensitive assets and liabilities in a specific time interval.  The interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan, “ “foresee” or other words or phrases of similar import.  Similarly, statements that describe our future financial condition or results of operations, objectives, strategies, plans, goals or future performance and business also are forward-looking statements.  These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in the 2002 Form 10-KSB under “Forward-Looking Statements and Risk Factors,” that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements.  In light of these risks and uncertainties, the forward-looking events might or might not occur.

Table 1.

Investment Securities Available-for-Sale

As of March 31, 2003 and December 31, 2002

(Dollars in thousands)

As of March 31, 2003	Par Value	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Average Yield
U.S. government agencies and enterprises
One to five years	$32,750	$32,740	$33,033	$293	3.45%
Five to ten years	10,000	10,029	10,022	(7)	3.85%
Total U.S. government agencies	$42,750	$42,769	$43,055	$286	3.54%

Mortgage-backed securities
Within one year	$14,635	$14,717	$14,933	$216	3.99%
One to five years	46,417	47,386	48,145	759	4.71%
Five to ten years	40,970	42,003	41,782	(221)	4.47%
After ten years	37,848	39,042	38,933	(109)	4.50%
Total mortgage-backed securities	$139,870	$143,148	$143,793	$645	4.51%

Other bonds
After ten years	7,000	7,000	6,990	(10)	3.58%
Total other bonds	$7,000	$7,000	$6,990	$(10)	3.58%

Treasury bonds
One to five years	$4,500	$4,566	$4,614	$48	2.65%
Total treasury bonds	$4,500	$4,566	$4,614	$48	2.65%

Total investment securities available-for-sale	$194,120	$197,483	$198,452	$969	4.22%

As of December 31, 2002	Par Value	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Average Yield
U.S. government agencies and enterprises
One to five years	$26,750	$26,739	$26,988	$249	3.47%
Five to ten years	12,000	12,048	12,048	—	3.68%
Total U.S. government agencies	$38,750	$38,787	$39,036	$249	3.53%

Mortgage-backed securities
Within one year	$15,325	$15,478	$15,750	$272	3.61%
One to five years	69,265	70,552	72,342	1,790	4.82%
Five to ten years	13,385	13,695	13,686	(9)	4.43%
After ten years	13,940	15,301	15,301	—	5.20%
Total mortgage-backed securities	$111,915	$115,026	$117,079	$2,053	4.65%

Other bonds
After ten years	5,000	5,000	5,000	—	3.39%
Total other bonds	$5,000	$5,000	$5,000	$—	3.39%

Treasury bonds
One to five years	$2,500	$2,507	$2,550	$43	2.67%
Total treasury bonds	$2,500	$2,507	$2,550	$43	2.67%

Total investment securities available-for-sale	$158,165	$161,320	$163,665	$2,345	4.32%

Table 2.

Loans Receivable

As of March 31, 2003 and December 31, 2002

(Dollars in thousands)

	March 31, 2003		December 31, 2002

Commercial	$48,604	19.28%	$58,292	23.40%
Real estate - commercial	116,398	46.17%	116,135	46.63%
Real estate - construction	11,001	4.36%	5,781	2.32%
Real estate - residential	35,990	14.28%	31,808	12.77%
Home equity lines	31,020	12.30%	26,831	10.77%
Consumer	9,085	3.61%	10,235	4.11%

Gross loans	$252,098	100.00%	$249,082	100.00%

Add: unearned income, net	(60)		24
Less: allowance for loan losses	(3,431)		(3,372)

Loans receivable, net	$248,607		$245,734

Table 3.

Certificates of Deposit of $100,000 or More

As of March 31, 2003

(Dollars in thousands)

Maturities:
Three months or less	$8,751
Over three months through six months	8,851
Over six months through twelve months	15,113
Over twelve months	45,076
$77,791

Table 4.

Average Balance Sheets and Interest Rates on Earning Assets and Interest-Bearing Liabilities
As of and for the Three Months Ended March 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003			2002			2001
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans:
Commercial	$53,060	$833	6.28%	$54,760	$964	7.04%	$47,488	$1,109	9.34%
Real estate - commercial	115,685	2,064	7.14%	86,345	1,744	8.08%	58,030	1,286	8.86%
Real estate - construction	8,955	137	6.12%	5,967	93	6.23%	5,086	126	9.91%
Real estate - residential	34,284	577	6.73%	17,655	357	8.08%	17,227	352	8.17%
Home equity lines	28,352	241	3.40%	21,615	226	4.24%	15,628	319	8.16%
Consumer	9,639	179	7.43%	13,605	243	7.14%	14,293	280	7.84%
Total loans	249,975	4,031	6.45%	199,947	3,627	7.26%	157,752	3,472	8.80%

Investment securities available-for-sale	180,044	1,678	3.73%	47,731	595	4.99%	5,575	105	7.53%
Other investments	1,853	24	5.18%	1,194	19	6.37%	1,460	22	6.03%
Federal funds sold	13,503	39	1.16%	37,961	154	1.63%	27,244	372	5.54%

Total interest-earning assets and interest income	445,375	5,772	5.18%	286,833	4,395	6.13%	192,031	3,971	8.27%

Non-interest earning assets:
Cash and due from banks	14,720			13,280			8,834
Premises and equipment, net	5,007			5,015			5,629
Goodwill and other intangibles	646			663			9,516
Accrue dinterest and other assets	4,467			1,173			1,663
Allowance for loan losses	(3,397)			(3,103)			(1,962)
Total assets	$466,818			$303,861			$215,711

Liabilities and Shareholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	139,080	638	1.83%	69,762	516	3.00%	12,783	63	1.98%
Money markets	26,131	69	1.06%	25,947	133	2.08%	23,268	235	4.05%
Statement savings	4,493	9	0.80%	4,294	13	1.24%	4,251	31	2.92%
Certificates of deposit	173,249	1,524	3.52%	115,538	1,262	4.44%	93,338	1,464	6.29%
Total interest - bearing deposits	342,953	2,240	2.61%	215,541	1,924	3.62%	133,640	1,793	5.37%

Other borrowed funds	14,957	73	1.95%	9,398	97	4.12%	7,550	113	5.99%

Total interest - bearing liabilities and interest expense	357,910	2,313	2.59%	224,939	2,021	3.64%	141,190	1,906	5.47%

Bearing - bearing liabilities:
Demand deposits	66,638			55,985			38,126
Other liabilities	1,588			2,308			2,593
Preferred shareholders' equity	6,825			6,825			7,057
Common shareholders' equity	33,857			13,804			26,745
Total liabilities and shareholders' equity	$466,818			$303,861			$215,711

Net interest income and net interest margin		$3,459	3.11%		$2,374	3.31%		$2,065	4.30%

Table 5.

Rate and Volume Analysis (Tax Equivalent Basis)

For the Three Months Ended March 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003 Compared to 2002			2002 Compared to 2001
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans:
Commercial	$(30)	$(101)	$(131)	$170	$(315)	$(145)
Real estate - commercial	593	(273)	320	627	(169)	458
Real estate - construction	47	(3)	44	22	(55)	(33)
Real estate - residential	335	(115)	220	9	(4)	5
Home equity lines	71	(56)	15	122	(215)	(93)
Consumer	(71)	7	(64)	(13)	(24)	(37)
Total loans	945	(541)	404	937	(782)	155

Investment securities available-for-sale	1,649	(566)	1,083	794	(304)	490
Other investments	10	(5)	5	(4)	1	(3)
Federal funds sold	(98)	(17)	(115)	146	(364)	(218)

Total interest income	2,506	(1,129)	1,377	1,873	(1,449)	424

Interest expense:

Interest - bearing deposits:
Interest checking	521	(399)	122	278	175	453
Money markets	2	(66)	(64)	27	(129)	(102)
Statement savings	1	(5)	(4)	0	(18)	(18)
Certificates of deposit	656	(394)	262	326	(528)	(202)
Total interest - bearing deposits	1,180	(864)	316	631	(500)	131

Other borrowed funds	56	(80)	(24)	28	(44)	(16)

Total interest expense	1,236	(944)	292	659	(544)	115

Net interest income	$1,270	$(185)	$1,085	$1,214	$(905)	$309

Table 6.

Allowance for Loan Losses

For the Three Months Ended March 31, 2003 and 2002

(Dollars in thousands)

	March 31, 2003	March 31, 2002
Beginning balance, January 1	$3,372	$3,104

Provision for loan losses	80	—

Transfer to bank's liability on unfounded commitments	—	(74)

Loans charged off:
Commercial	(60)	—
Real estate - commercial	—	—
Real estate - construction	—	—
Real estate - residential	—	—
Home equity lines	—	—
Consumer	(3)	(11)
Total loans charged off	(63)	(11)

Recoveries:
Commercial	40	—
Real estate - commercial	—	—
Real estate - construction	—	—
Real estate - residential	—	—
Home equity lines	—	—
Consumer	2	—
Total recoveries	42	—

Net (charge offs) recoveries	(21)	(11)

Ending balance	$3,431	$3,019

	March 31, 2003	December 31, 2002
Loans:
Balance at period end	$252,038	$249,106
Allowance for loan losses to quarter end loans	1.36%	1.35%

Table 7.

Allocation of the Allowance for Loan Losses

As of March 31, 2003 and December 31, 2002

(Dollars in thousands)

	March 31, 2003		December 31, 2002
	Allocation	% Of Total*	Allocation	% Of Total*
Commercial	$1,091	19.28%	$1,301	23.40%
Real estate - commercial	1,543	46.17%	1,386	46.63%
Real estate - construction	46	4.36%	19	2.32%
Real estate - residential	274	14.28%	241	12.77%
Home equity lines	279	12.30%	201	10.77%
Consumer	198	3.61%	224	4.11%

Total allowance for loan losses	$3,431	100.00%	$3,372	100.00%

* Percentage of loan type to the total loan portfolio.

Table 8.

Capital Components

As of March 31, 2003 and December 31, 2002

(Dollars in thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of March 31, 2003
Total risk based capital/ Total capital to risk-weighted assets	$41,528	13.30%	$24,974	>	8.00%	$31,217	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	38,097	12.20%	12,487	>	4.00%	18,730	>	6.00%
Total risk based capital/ Total capital to average assets	41,528	8.90%	18,673	>	4.00%	23,341	>	5.00%

As of December 31, 2002
Total risk based capital/ Total capital to risk-weighted assets	$41,093	13.35%	$24,625	>	8.00%	$30,781	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	37,721	12.25%	12,313	>	4.00%	18,469	>	6.00%
Total risk based capital/ Total capital to average assets	41,093	8.97%	18,330	>	4.00%	22,913	>	5.00%

Table 9.

Interest Rate Sensitivity Gap Analysis

As of March 31, 2003

(Dollars in thousands)

	Immediate Reprising	2-90 Days	91-180 Days	181-365 Days	1-3 Years	Over 3 Years	TOTAL
Assets
Investment securities available-for-sale & other investments	$—	$6,077	$2,118	$6,738	$45,949	$140,208	$201,090
Federal funds sold	15,896	—	—	—	—	—	15,896
Loans Receivable, net of fees
Commercial & industrial	30,958	5,900	3,968	9,388	46,980	67,808	165,002
Residential	587	307	981	811	9,734	23,570	35,990
Home equity lines	4,768	20,079	4,665	1,508	—	—	31,020
Construction	8,883	447	6	247	57	1,361	11,001
All other	1,002	406	299	681	2,133	4,564	9,085
Total loans receivable, net of fees	46,198	27,139	9,919	12,635	58,904	97,303	252,098
Total earning assets	62,094	33,216	12,037	19,373	104,853	237,511	469,084
Cumulative rate sensitive assets	$62,094	$95,310	$107,347	$126,720	$231,573	$469,084

Liabilities
Deposits
Bearing - bearing demand	$—	$—	$—	$—	$—	$71,309	$71,309
Interest - bearing transaction accounts	34,065	17,033	17,033	17,033	17,033	68,131	170,328
Certificates of deposit - fixed	62	10,448	13,209	13,893	56,754	15,207	109,573
Certificates of deposit - no penalty	1,301	4,483	7,222	17,706	35,174	—	65,886
Total deposits	35,428	31,964	37,464	48,632	108,961	154,647	417,096
Other borrowed funds	—	1,000	8,000	7,000	9,000	—	25,000
Total deposits & other borrowed funds	35,428	32,964	45,464	55,632	117,961	154,647	442,096
Cumulative rate sensitive liabilities	$35,428	$68,392	$113,856	$169,488	$287,449	$442,096

Gap	$26,666	$252	$(33,427)	$(36,259)	$(13,108)	$82,864
Cumulative gap	26,666	26,918	(6,509)	(42,768)	(55,876)	26,988
Gap/ total assets	5.51%	0.05%	-6.90%	-7.49%	-2.71%	17.11%
Cumulative gap/ total assets	5.51%	5.56%	-1.34%	-8.83%	-11.54%	5.57%
Rate sensitive assets/ rate sensitive liabilities	1.75	1.01	0.26	0.35	0.89	1.54
Cumulative rate sensitive assets / rate sensitive liabilities	1.75	1.39	0.94	0.75	0.81	1.06

Item 3.  Controls and Procedures

Based upon an evaluation by our Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this Quarterly Report, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

Part II - Other Information

Item 1.  Legal Proceedings

From time to time, the Company is a party to legal proceedings in the ordinary course of business.  However, the Company is not engaged in any legal proceedings of a material nature at the present time.

Item 2.  Changes in Securities and Use of Proceeds

(a)  None

(b)  None

(c)  None

(d)  Not applicable

Item 3.  Defaults Upon Senior Securities

(a)  None

(b)  None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

99.1         Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2         Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)   Reports on Form 8-K

On January 21, 2003, the Company filed a Current Report on Form 8-K dated January 21, 2003 to report under Item 5, and to include as an exhibit a press release announcing, its plans to relocate the corporate headquarters to Tysons Corner, Virginia.

On January 22, 2003, the Company filed a Current Report on Form 8-K dated January 22, 2003 to report under Item 5, and to include as an exhibit a press release announcing, that the Company entered into an agreement to acquire branch office facilities located in Northern Virginia.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: May 12, 2002	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman, President and
Chief Executive Officer

Date: May 12, 2002	/s/ Carl E. Dodson
Carl E. Dodson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2002	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Vice President and
Controller
(Principal Accounting Officer)

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	/s/ Bernard H. Clineburg
Bernard H. Clineburg,
Chairman, President and
Chief Executive Officer

CERTIFICATION

I, Carl E. Dodson, Chief Financial Officer of the registrant, certify that:

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	/s/ Carl E. Dodson
Carl E. Dodson,
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350