Form 10QSB
period 2003-06-30
CARDINAL FINANCIAL CORP
filed 2003-08-14
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

10555 Main Street, Suite 500, Fairfax, Virginia, 22030

(Former name, former address and former fiscal year, if changed since last report)

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

10,069,544 shares of common stock, par value $1.00 per share, outstanding as of August 8, 2003

CARDINAL FINANCIAL CORPORATION

i

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2003 and December 31, 2002

(Dollars in thousands, except share data)

	(Unaudited)
	June 30, 2003	December 31, 2002
Assets

Cash and due from banks	$11,708	$27,465
Federal funds sold	5,396	35,906

Total cash and cash equivalents	17,104	63,371

Investment securities available-for-sale	230,004	163,665
Other investments	2,638	1,615
Loans held for sale	267	—

Loans receivable, net of fees	264,165	249,106
Allowance for loan losses	(3,582)	(3,372)

Loans receivable, net	260,583	245,734

Premises and equipment, net	5,089	4,942
Goodwill and other intangibles, net	646	646
Accrued interest and other assets	2,879	6,350

Total assets	$519,210	$486,323

Liabilities and Shareholders’ Equity

Deposits	$438,361	$423,479
Other borrowed funds	38,018	2,000
Accrued interest and other liabilities	1,912	20,132

Total liabilities	478,291	445,611

Preferred stock, $1 par value, 10,000,000 shares authorized Series A preferred stock, cumulative convertible, 1,364,062 and 1,364,684 shares outstanding in 2003 and 2002, respectively	1,364	1,365
Common stock, $1 par value, 50,000,000 shares authorized, 10,069,544 and 10,044,345 shares outstanding in 2003 and 2002, respectively	10,070	10,044
Additional paid-in capital	51,321	51,231
Accumulated deficit	(23,361)	(24,273)
Accumulated other comprehensive income	1,525	2,345

Total shareholders’ equity	40,919	40,712

Total liabilities and shareholders’ equity	$519,210	$486,323

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2003 and 2002

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans receivable	$4,100	$3,605	$8,133	$7,231
Federal funds sold	42	200	80	353
Investment securities available-for-sale	1,614	1,218	3,292	1,813
Other investments	31	17	55	36
Total interest income	5,787	5,040	11,560	9,433

Interest expense:
Deposits	2,226	2,308	4,466	4,232
Other borrowed funds	117	71	190	168
Total interest expense	2,343	2,379	4,656	4,400
Net interest income	3,444	2,661	6,904	5,033
Provision for loan losses	166	39	246	39
Net interest income after provision for loan losses	3,278	2,622	6,658	4,994

Non-interest income:
Service charges on deposit accounts	162	114	295	230
Loan service charges	217	95	329	160
Investment fee income	162	217	288	566
Net gain on sales of loans	15	24	24	47
Net realized gain on investment securities available-for-sale	417	—	910	—
Net gain on sales of assets	—	—	—	39
Other income	76	191	177	396
Total non-interest income	1,049	641	2,023	1,438

Non-interest expense:
Salary and benefits	1,541	1,345	3,190	2,808
Occupancy	299	275	777	753
Professional fees	282	184	651	492
Depreciation	259	185	455	379
Writedown on corporate bond impairment	—	1,660	—	1,660
Amortization and writedown of intangibles	—	7	—	22
Other operating expenses	1,277	836	2,449	1,485
Total non-interest expense	3,658	4,492	7,522	7,599
Net income (loss) before income taxes	669	(1,229)	1,159	(1,167)

Provision for income taxes	—	—	—	—
Net income (loss)	$669	$(1,229)	$1,159	$(1,167)
Dividends to preferred shareholders	124	124	247	247
Net income (loss) to common shareholders	$545	$(1,353)	$912	$(1,414)
Basic and diluted income (loss) per common share	$0.05	$(0.18)	$0.09	$(0.24)
Weighted-average common shares outstanding - basic	10,056,144	7,327,304	10,051,132	5,819,192
Weighted-average common shares outstanding - diluted	10,294,425	7,327,304	10,208,542	5,819,192

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2003 and 2002

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss)	$669	$(1,229)	$1,159	$(1,167)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the period	1,303	1,946	1,730	1,141
Less: reclassification adjustment for gains included in net income (loss)	417	—	910	—

Comprehensive income (loss)	$1,555	$717	$1,979	$(26)

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2003 and 2002

(Amounts in thousands)

(Unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2001	1,365	$1,365	4,294	$4,294	$38,488	$(23,249)	$(274)	$20,624

Dividends on preferred stock	—	—	—	—	—	(247)	—	(247)

Rights offering shares issued	—	—	2,437	2,437	5,484	—	—	7,921

Public offering shares issued	—	—	3,313	3,313	7,281	—	—	10,594

Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	—	1,141	1,141

Net loss	—	—	—	—	—	(1,167)	—	(1,167)

Balance, June 30, 2002	1,365	$1,365	10,044	$10,044	$51,253	$(24,663)	$867	$38,866

Balance, December 31, 2002	1,365	$1,365	10,044	$10,044	$51,231	$(24,273)	$2,345	$40,712

Stock options exercised	—	—	25	25	90	—	—	115

Dividends on preferred stock	—	—	—	—	—	(247)	—	(247)

Preferred stock converted to common stock	(1)	(1)	1	1	—	—	—	—

Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	—	(820)	(820)

Net income	—	—	—	—	—	1,159	—	1,159

Balance, June 30, 2003	1,364	$1,364	10,070	$10,070	$51,321	$(23,361)	$1,525	$40,919

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2003 and 2002

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,159	$(1,167)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	455	379
Amortization of intangibles, premiums and discounts	1,051	328
Provision for loan losses	246	39
Originations of loans held for sale	(9,750)	(4,369)
Proceeds from the sale of loans held for sale	9,483	9,038
Writedown on corporate bond impairment	—	1,660
Gain on sale of loans held for sale	(24)	(47)
Gain on sale of investment securities available-for-sale	(910)	—
Gain on sale of other assets	—	(39)
(Increase) decrease in accrued interest and other assets	3,471	(681)
Decrease in accrued interest and other liabilities	(18,220)	(1,583)

Net cash provided by (used in) operating activities	(13,039)	3,558

Cash flows from investing activities:
Purchase of premises and equipment	(602)	(30)
Proceeds from sale, maturity and call of investment securities available-for-sale	61,989	1,000
Proceeds from sale of other investments	—	190
Purchase of investment securities available-for-sale	(162,008)	(99,289)
Purchase of other investments	(1,023)	(184)
Redemptions of investment securities available-for-sale	31,808	4,132
Net (increase) decrease in loans receivable	(14,160)	255

Net cash used in investing activities	(83,996)	(93,926)

Cash flows from financing activities:
Net increase in deposits	14,882	103,988
Net increase (decrease) in other borrowed funds	36,018	(2,824)
Proceeds from rights offering	—	7,921
Proceeds from public offering	—	10,594
Stock options exercised	115	—
Dividends on preferred stock	(247)	(247)

Net cash provided by financing activities	50,768	119,432

Net increase (decrease) in cash and cash equivalents	(46,267)	29,064

Cash and cash equivalents at beginning of period	63,371	34,459

Cash and cash equivalents at end of period	$17,104	$63,523

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$4,617	$4,288

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

Note 1

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 (the “2002 Form 10-KSB”).

Stock Based Compensation

At June 30, 2003, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan and the 2002 Equity Compensation Plan.  These plans are described more fully in Footnote 14 of the 2002 Form 10-KSB.

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

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) to common shareholders	$545	$(1,353)	$912	$(1,414)
Deduct: Total stock based employee compensation expense determined under fair value- based method for all awards	(106)	(173)	(328)	(189)
Pro forma net income (loss)	$439	$(1,526)	$584	$(1,603)

Earnings (loss) per common share:
Basic - as reported	$0.05	$(0.18)	$0.09	$(0.24)
Basic - as pro forma	0.04	(0.21)	0.06	(0.28)
Diluted - as reported	0.05	(0.18)	0.09	(0.24)
Diluted - as pro forma	0.04	(0.21)	0.06	(0.28)

The weighted average per share fair values of grants made for the three and six months ended June 30, 2003 were $2.72 and $2.10, respectively.  The weighted average per share fair values of grants made for the three and six months ended June 30, 2002 were $2.12 and $2.12, respectively. The fair values of the options granted were estimated on the grant date using the Black - Scholes option - pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Estimated option life	10 years	10 years	10 years	10 years
Risk free interest rate	3.41%	4.25%	3.96%	4.25%
Expected volatility	20.40%	20.40%	20.40%	20.40%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

There were 13,000 options granted during the three months ended June 30, 2003 and 364,500 options granted during the six months ended June 30, 2003.  Of those grants issued, 0 and 91,100, respectively, immediately vested on the grant date.

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002, follows:

For the Three Months Ended June 30, 2003:

(Dollars in thousands)	Banking	Investment Advisory	Intersegment Elimination	Other	Consolidated
Net interest income	$3,418	$—	$—	$26	$3,444
Provision for loan losses	166	—	—	—	166
Non-interest income	887	162	—	—	1,049
Non-interest expense	3,217	162	—	279	3,658
Net income (loss)	$922	$0	$—	$(253)	$669
Total assets	$516,238	$245	$(38,500)	$41,227	$519,210

For the Three Months Ended June 30, 2002:

(Dollars in thousands)	Banking	Investment Advisory	Intersegment Elimination	Other	Consolidated
Net interest income	$2,643	$—	$—	$18	$2,661
Provision for loan losses	39	—	—	—	39
Non-interest income	385	217	—	39	641
Non-interest expense	4,244	223	—	25	4,492
Net income (loss)	$(1,255)	$(6)	$—	$32	$(1,229)
Total assets	$394,490	$340	$(37,510)	$40,087	$397,407

For the Six Months Ended June 30, 2003:

(Dollars in thousands)	Banking	Investment Advisory	Intersegment Elimination	Other	Consolidated
Net interest income	$6,851	$—	$—	$53	$6,904
Provision for loan losses	246	—	—	—	246
Non-interest income	1,735	288	—	—	2,023
Non-interest expense	6,606	330	—	586	7,522
Net income (loss)	$1,734	$(42)	$—	$(533)	$1,159
Total assets	$516,238	$245	$(38,500)	$41,227	$519,210

For the Six Months Ended June 30, 2002:

(Dollars in thousands)	Banking	Investment Advisory	Intersegment Elimination	Other	Consolidated
Net interest income	$5,014	$—	$—	$19	$5,033
Provision for loan losses	39	—	—	—	39
Non-interest income	742	566	—	130	1,438
Non-interest expense	6,522	690	—	387	7,599
Net income (loss)	$(805)	$(124)	$—	$(238)	$(1,167)
Total assets	$394,490	$340	$(37,510)	$40,087	$397,407

The Company does not have operating segments other than those reported.  Parent company financial information is included in the “Other” category above and represents the overhead function rather than an operating segment.  The parent company’s net interest income is comprised of interest income from federal funds sold and other investments.

Note 3

Earnings (Loss) Per Common Share

The following table discloses the calculation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2003 and 2002. Stock options outstanding as of June 30, 2003 and 2002 were 853,087 and 601,963, respectively.  Stock options issued, which were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price, were 10,197 and 22,886 for the three and six months ended June 30, 2003, respectively.  Because the Company reported a net loss to common shareholders for the three and six months ended June 30, 2002, all stock options issued as of that date have an anti-dilutive effect and, therefore, have been excluded from the earnings (loss) per common share calculation for those respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2003	2002	2003	2002

Net income	$669	$(1,229)	$1,159	$(1,167)

Dividends to preferred shareholders	124	124	247	247

Net income (loss) to common shareholders	545	(1,353)	912	(1,414)

Weighted average common shares for basic	10,056,144	7,327,304	10,051,132	5,819,192

Weighted average common shares for diluted	10,294,425	—	10,208,542	—

Basic and diluted earnings (loss) per common share	$0.05	$(0.18)	$0.09	$(0.24)

Note 4

Goodwill and Other Intangible Assets

At June 30, 2003, goodwill of $646,000 represented the remaining balance attributable to the purchase of Heritage Bancorp, Inc.  In 2002, the Company evaluated impairment of goodwill under SFAS No. 142, Goodwill and Other Intangible Assets.  No events have occurred that indicate an impairment of goodwill exists since our 2002 annual impairment test.

At June 30, 2003, the Company had no other intangible assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition as of June 30, 2003 and December 31, 2002 and the results of our operations for the three and six months ended June 30, 2003 and 2002.  This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

Company Overview

Cardinal Financial Corporation is a locally owned and managed financial services organization headquartered in Northern Virginia and is committed to providing top quality customer service, a diversified product mix and convenient avenues for banking to consumers and businesses.  As of June 30, 2003, total assets increased 6.8% to $519.2 million compared to $486.3 million at December 31, 2002.  Net loans receivable increased 6.1% to $264.2 million compared to $249.1 million at December 31, 2002.  Total deposits increased 3.5% to $438.4 million as of June 30, 2003 compared to $423.5 million at December 31, 2002.  Our investment advisory subsidiary, Cardinal Wealth Services, Inc., ended the quarter with assets under management exceeding $92.9 million.

Critical Accounting Policies

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in the loan portfolio.  Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrower.  As a part of our analysis, we use comparative peer group data, duration factors and qualitative factors such as levels of and trends in delinquencies and nonaccrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support our estimates.  The loan loss provision for the three and six months ended June 30, 2003 was $166,000 and $246,000, respectively.  The loan loss provision for both the three and six months ended June 30, 2002 was $39,000.   The allowance for loan loss as of June 30, 2003 and December 31, 2002 was $3.6 million and $3.4 million, respectively.  The ratio of the allowance for loan losses to total loans, net of fees, was 1.36% at June 30, 2003 compared to 1.35% at December 31, 2002.  Additional information on the allowance for loan losses and provision expense can be found later in this discussion.

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

Financial Condition

Total assets were $519.2 million at June 30, 2003 compared to $486.3 million at December 31, 2002, an increase of $32.9 million or 6.8% due indirectly to the increase in total deposits and other borrowed funds.  Investment securities available-for-sale were $230.0 million at June 30, 2003 compared to $163.7 million at December 31, 2002, an increase of $66.3 million or 40.5% (see Table 1 for details on the investment securities available-for-sale portfolio). During the first quarter of 2003, we modified the methodology we use to calculate our reserve requirement for certain deposit accounts, which resulted in a significant decline in the reserve balance we maintain at the Federal Reserve Bank. As a result, we were able to decrease our cash and due from bank balances by $15.8 million, or 57.4% to $11.7 million at June 30, 2003 compared to $27.5 million at December 31, 2002.  These funds were invested in the investment securities available-for-sale portfolio, allowing us to earn interest on balances that were formerly non-interest earning assets. Loans receivable, net of fees, increased by $15.1 million, or 6.1% to $264.2 million at June 30, 2003 from $249.1 million at December 31, 2002 (see Table 2 for details on the loans receivable portfolio).

Total deposits increased $14.9 million, or 3.5% to $438.4 million at June 30, 2003 compared to $423.5 million at December 31, 2002 (see Table 3 for details on certificates of deposit with balances of $100,000 or more).  Other borrowed funds increased $36.0 million to $38.0 million at June 30, 2003 compared to $2.0 million at December 31, 2002. Due to the interest rates on Federal Home Loan Bank advances being at their lowest levels in several years, we borrowed $24.0 million during the first half of 2003.  During the second quarter of 2003, we introduced a repurchase agreement program for those commercial customers that leave larger balances in their demand deposit accounts, allowing them to earn 1.00% on the balances in this account.  Repurchase agreements at June 30, 2003 were $9.0 million.  These funds were invested in investment securities available-for-sale, allowing us to increase our net interest margin and tighten our interest rate sensitivity position to under 8.6% for all intervals with the exception of the immediate repricing interval. In addition, we had federal funds purchased of $5.0 million at June 30, 2003, compared to none at December 31, 2002.

Shareholders’ equity at June 30, 2003 was $40.9 million, an increase of $207,000, or 0.5%, compared to $40.7 million at December 31, 2002.  The increase was driven by year to date net income to common shareholders of $912,000 offset partially by an unfavorable $820,000 mark-to-market adjustment on our primarily mortgage-backed investment securities available-for-sale portfolio.  Book value per common share at June 30, 2003 was $3.39 compared to $3.37 at December 31, 2002.

Results of Operations

Net income to common shareholders for the three and six months ended June 30, 2003 was $545,000 and $912,000, respectively, an improvement of $1.9 million and $2.3 million when compared to the same three and six month periods of 2002.  For the three and six months ended June 30, 2002, we recorded a net loss to common shareholders of $1.4 million and $1.4 million, respectively.  The increase in net income to common shareholders is primarily a result of increased net interest income and non-interest income.  In addition, during the second quarter of 2002, we recorded an other than temporary corporate bond impairment of $1.7 million, which increased non-interest expense for the three and six months ended June 30, 2002.  Earnings per common share increased to $0.05 and $0.09 per common share for the three and six months ended June 30, 2003, respectively, compared to a loss per common share of $0.18 and $0.24 for the three and six months ended June 30, 2002, respectively. These quarterly results are presented after the effect of dividends paid in each three and six months period to preferred shareholders.  Dividends to preferred shareholders were $124,000 and $247,000 for each of three and six months ended June 30, 2003 and 2002, respectively.  Weighted average common shares outstanding for the three months ended June 30, 2003 were 10,056,144 compared to 7,327,304 for the three months ended June 30, 2002.  For the six months ended June 30, 2003 and 2002, weighted average common shares outstanding were 10,051,132 and 5,819,192, respectively.  The increase in weighted average shares outstanding for both reporting periods is due to the successful rights and public offerings completed in May 2002.

Return on average assets for the three months ended June 30, 2003 and 2002 was 0.55% and -1.33%, respectively.  For the six months ended June 30, 2003 and 2002, return on average assets was 0.48% and -0.69%, respectively.  Return on average equity for the three months ended June 30, 2003 and 2002 was 6.69% and –16.23%, respectively.  For the six months ended June 30, 2003 and 2002, return on average equity was 5.74% and –9.16%, respectively.

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest earning assets and the interest paid on deposits and other interest bearing liabilities.  The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.  Net interest income for the three months ended June 30, 2003 and 2002 was $3.4 million and $2.7 million, respectively, a period-to-period increase of $783,000 or 29.4%.  Net interest income for the six months ended June 30, 2003 and 2002 was $6.9 million and $5.0 million, respectively, a period-to-period increase of $1.9 million, or 37.2%.  The increase in net interest income is a result of the increase in average volume of investment securities available-for-sale and loans receivable, net of the impact of decreased yields, during the first half of 2003, compared with the same period of 2002.  These increases were funded through the increases in total deposits and other borrowed funds.

Our net interest margin for the three months ended June 30, 2003 and 2002 was 2.90% and 3.07%, respectively.  For the six months ended June 30, 2003 and 2002, net interest margin was 3.00% and 3.18%, respectively.  The decrease in the net interest margin was a result of the change in the mix of earning assets towards lower yielding investments and the decreased interest rate environment experienced during the last two quarters of 2002.  When compared to the fourth quarter of 2002, our net interest margin for the second quarter of 2003 increased 30 basis points.  The changes in net interest margin are due primarily to the transfer of cash balances and lower yielding federal funds sold into higher yielding investment securities.  Our net interest margin for the fourth quarter of 2002 was 2.60%, for the first quarter of 2003 was 3.11% and for the second quarter of 2003 was 2.90%.  The decrease in the margin from the first quarter to second quarter of 2003 was a result of the repricing activity experienced in the investment securities portfolio during the second quarter.  Tables 4, 4a, 5, and 5a present an analysis of average earning assets, interest bearing liabilities and demand deposits with related components of interest income and interest expense.

Provision for loan losses for the three months ended June 30, 2003 and 2002 was $166,000 and $39,000, respectively.  For the six months ended June 30, 2003 and 2002, provision for loan losses was $246,000 and $39,000, respectively.  The allowance for loan loss at June 30, 2003 was $3.6 million compared to $3.4 million at December 31, 2002.    Our allowance for loan loss ratio at June 30, 2003 was 1.36% compared to 1.35% at December 31, 2002.  Loan growth over the current periods presented has significantly increased from prior periods, which has caused our increase in provision expense.  We continued to experience strong loan quality with annualized net charged-off loans equal to .03% to total loans for the first six months of 2003 and non-performing loans equal to .24% of total loans as of June 30, 2003.  Additional information on the allowance for loan loss and its allocation to the total loans receivable portfolio can be found in Tables 6 and 7 to this discussion.

Non-interest income for the three months ended June 30, 2003 and 2002 was $1.0 million and $641,000, respectively, a period-to-period increase of $408,000, or 63.7%.  For the six months ended June 30, 2003 and 2002, non-interest income was $2.0 million and $1.4 million, respectively, a period-to-period increase of $585,000, or 40.7%.   The increase in non-interest income is primarily attributable to the realized gains on sales of a portion of our investment securities available-for-sale portfolio.  These gains were recorded on sales of mortgage-backed securities with rapid pre-payment qualities, which were a result of the lower interest rate environment experienced during the quarter and year to date.  Loan service charges for the three months ended June 30, 2003 were $217,000 compared to $95,000 for the same three month period of 2002, an increase of $122,000, or 128.4%.  For the six months ended June 30, 2003, loan service charges were $329,000 compared to $160,000 for the same six month period of 2002, representing an increase of $169,000 or 105.6%.   These increases were offset by decreases in investment fee income during the first and second quarters of 2003 compared to the same periods of 2002.

Non-interest expense for the three months ended June 30, 2003 was $3.7 million, compared to $4.5 million for the same period of 2002, a decrease of $834,000, or 18.6%.  For the six months ended June 30, 2003, non-interest expense was $7.5 million, compared to $7.6 million for the same six month period of 2002.  The decrease is partially attributable to the other than temporary impairment writedown of $1.7 million in a WorldCom bond recorded during the second quarter of 2002. Offsetting the fact that there is no bond impairment recorded in 2003, non-interest expense increased for the three and six months ended June 30, 2003, as described below.  Non-interest expense excluding the bond impairment writedown for the three and six months ended June 30, 2002 was $2.8 million and $5.9 million, respectively.  Compared to non-interest expense less the bond impairment writedown, non-interest expense increased $826,000 and $1.6 million for the three and six months ended June 30, 2003, respectively.  Both the move of our headquarters to Tysons Corner during the first quarter of 2003, and the opening of the Arlington branch location during the fourth quarter of 2002 have impacted 2003 expenses.  In addition, we experienced increases in salaries and benefits expense, professional fees and loan expenses, which are directly related to our strong asset growth over the past year.

We have not recorded income tax expense or benefit due to the existence of net losses in all prior years of operations.  We have net deferred tax assets, including net operating loss carryforwards, all of which have a full valuation allowance as of June 30, 2003.  A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will be realized.  The benefit of our deferred tax assets will only be recognized when it becomes more likely than not that they will not be realized.  For more information, see “Critical Accounting Policies” above in this discussion.

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

For the three months ended June 30, 2003, the banking segment recorded net income of $922,000 compared to a loss of $1.3 million for the three months ended June 30, 2002, an improvement of $2.2 million.  For the six months ended June 30, 2003, the banking segment recorded net income of $1.7 million, compared to a loss of $805,000 during the same period of 2002, an improvement of $2.5 million.  The improvement in earnings is a result of increased net interest income, due to increased volume of earning assets, and non-interest income, due to realized gains on investment securities available-for-sale, for this segment.  In addition, the writedown of the bond impairment was recognized in this business segment during the second quarter of 2002.  As of June 30, 2003, total assets were $516.2 million, loans receivable, net of fees, were $264.2 million and total deposits were $438.4 million.  As of June 30, 2002, total assets were $394.5 million, loans receivable, net of fees were $200.7 million and total deposits were $350.0 million.

Investment Advisory Services

The investment advisory services segment offers financial and estate planning services, centered on a group of products provided through a strategic alliance with Raymond James Financial Services, Inc.

For the three months ended June 30, 2003, the investment advisory services segment was at breakeven, compared to a loss of $6,000 during the same period of 2002, an improvement of $6,000.  For the six months ended June 30, 2003, this segment reported a net loss of $42,000, compared to a net loss of $124,000 for the same period of 2002.  As of June 30, 2003, total assets were $245,000 and total assets under management were $92.9 million.  As of June 30, 2002, total assets were $340,000 and total assets under management were $131.8 million.  The decreased revenues, expenses and assets under management from this business segment during 2003 are a result of the conversion from Legg Mason, Inc. to Raymond James Financial Services, Inc., which caused a temporary decline in transaction activity and accumulation of assets under management.

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

At June 30, 2003, shareholders’ equity was $40.9 million compared to $40.7 million at December 31, 2002.  The increase in shareholders’ equity is primarily the result of recorded net income to common shareholders offset by the change in unrealized gains in the investment securities available-for-sale portfolio.  At June 30, 2003, our tier 1 and total risk-based capital ratios were 11.3% and 12.3%, respectively.  At December 31, 2002, our tier 1 and total risk-based capital ratios were 12.3% and 13.4%, respectively.  Our regulatory capital levels for the bank and bank holding company meet those established for well-capitalized institutions. Table 8 provides additional information pertaining to our capital ratios.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Stable core deposits and a strong capital position are the current components of a solid foundation for our liquidity position.  In addition, the availability of regional and national wholesale funding sources including federal funds purchased, negotiable certificates of deposit, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank enhance our liquidity.  Cash flows from operations, such as loan payments and payoffs are also a significant source of liquidity.  We have a contingency plan that provides for continued monitoring of liquidity needs and available sources of liquidity.  We believe we have the ability to meet our increased liquidity needs.  Liquid assets, which include cash and due from banks, federal funds sold and investment securities available-for-sale, at June 30, 2003, totaled $247.1 million, or 47.6% of total assets.  Of that, $179.4 million in investment securities available-for-sale were available as collateral for additional Federal Home Loan Bank borrowings.  Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

The data in Table 9 reflects the repricing or expected maturities of various assets and liabilities as of June 30, 2003.  This “gap” analysis represents the difference between interest sensitive assets and liabilities in a specific time interval.  The interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

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

Table 1.

Investment Securities Available-for-Sale

As of June 30, 2003 and December 31, 2002

(Dollars in thousands)

As of June 30, 2003	Par Value	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Average Yield
U.S. government agencies and enterprises
One to five years	$17,000	$16,991	$17,199	$208	3.58%
Five to ten years	10,000	10,002	10,053	51	3.84%
After ten years	3,000	2,999	3,024	25	5.29%
Total U.S. government agencies	$30,000	$29,992	$30,276	$284	3.84%

Mortgage-backed securities
Within one year	$13,245	$13,331	$13,424	$93	2.44%
One to five years	83,088	85,075	85,877	802	3.76%
Five to ten years	35,124	36,005	36,271	266	4.12%
After ten years	45,557	46,516	46,474	(42)	4.24%
Total mortgage-backed securities	$177,014	$180,927	$182,046	$1,119	3.86%

Other bonds
After ten years	$13,000	$13,000	$13,013	$13	3.39%
Total other bonds	$13,000	$13,000	$13,013	$13	3.39%

Treasury bonds
Within one year	$2,500	$2,505	$2,550	$45	2.67%
One to five years	2,000	2,055	2,119	64	2.64%
Total treasury bonds	$4,500	$4,560	$4,669	$109	2.66%

Total investment securities available-for-sale	$224,514	$228,479	$230,004	$1,525	3.80%

As of December 31, 2002	Par Value	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Average Yield
U.S. government agencies and enterprises
One to five years	$26,750	$26,739	$26,988	$249	3.47%
Five to ten years	12,000	12,048	12,048	—	3.68%
Total U.S. government agencies	$38,750	$38,787	$39,036	$249	3.53%

Mortgage-backed securities
Within one year	$15,325	$15,478	$15,750	$272	3.61%
One to five years	69,265	70,552	72,342	1,790	4.82%
Five to ten years	13,385	13,695	13,686	(9)	4.43%
After ten years	13,940	15,301	15,301	—	5.20%
Total mortgage-backed securities	$111,915	$115,026	$117,079	$2,053	4.65%

Other bonds
After ten years	$5,000	$5,000	$5,000	$—	3.39%
Total other bonds	$5,000	$5,000	$5,000	$—	3.39%

Treasury bonds
One to five years	$2,500	$2,507	$2,550	$43	2.67%
Total treasury bonds	$2,500	$2,507	$2,550	$43	2.67%

Total investment securities available-for-sale	$158,165	$161,320	$163,665	$2,345	4.32%

Table 2.

Loans Receivable

As of June 30, 2003 and December 31, 2002

(Dollars in thousands)

	June 30, 2003		December 31, 2002

Commercial	$45,927	17.38%	$58,292	23.40%
Real estate - commercial	119,459	45.21%	116,135	46.63%
Real estate - construction	20,443	7.74%	5,781	2.32%
Real estate - residential	36,400	13.78%	31,808	12.77%
Home equity lines	33,064	12.51%	26,831	10.77%
Consumer	8,942	3.38%	10,235	4.11%

Gross loans	$264,235	100.00%	$249,082	100.00%

Add: unearned income, net	(70)		24
Less: allowance for loan losses	(3,582)		(3,372)

Loan receivable, net	$260,583		$245,734

Table 3.

Certificates of Deposit of $100,000 or More

As of June 30, 2003

(Dollars in thousands)

June 30, 2003
Maturities:
Three months or less	$8,902
Over three months through six months	9,215
Over six months through twelve months	20,756
Over twelve months	39,329
$78,202

Table 4.

Average Balance Sheets and Interest Rates on Earning Assets and Interest – Bearing Liabilities

For the Three Months Ended June 30, 2003, 2002 and 2001

(Dollars in thousands)

	2003			2002			2001
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans:
Commercial	$50,683	$817	6.45%	$51,837	$933	7.20%	$51,341	$1,120	8.73%
Real estate - commercial	114,892	2,032	7.07%	88,135	1,777	8.07%	67,019	1,486	8.87%
Real estate - construction	14,800	214	5.78%	5,914	89	6.01%	5,474	122	8.91%
Real estate - residential	37,211	604	6.49%	15,536	308	7.93%	19,089	398	8.34%
Home equity lines	31,890	263	3.31%	23,811	252	4.25%	17,100	290	6.78%
Consumer	9,099	170	7.49%	13,098	246	7.51%	15,682	308	7.86%
Total loans	258,575	4,100	6.34%	198,331	3,605	7.27%	175,705	3,724	8.48%

Investment securities available for sale	199,129	1,614	3.24%	99,680	1,218	4.89%	4,632	85	7.34%
Other investments	2,576	31	4.81%	1,196	17	5.69%	1,504	22	5.85%
Federal funds sold	14,458	42	1.16%	47,954	200	1.65%	29,817	336	4.57%

Total interest-earning assets and interest income	474,738	5,787	4.88%	347,161	5,040	5.81%	211,658	4,167	7.88%

Non-interest earning assets:
Cash and due from banks	8,097			17,652			10,518
Premises and equipment, net	5,219			4,839			5,746
Goodwill and other intangibles	646			649			9,333
Accrued interest and other assets	4,070			1,256			1,643
Allowance for loan losses	(3,483)			(3,002)			(2,011)
Total assets	$489,287			$368,555			$236,887

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	146,086	665	1.83%	112,517	832	2.96%	13,616	66	1.94%
Money markets	24,838	56	0.90%	26,655	139	2.09%	23,878	197	3.31%
Statement savings	5,382	10	0.73%	4,245	13	1.24%	4,431	33	2.99%
Certificates of deposit	174,336	1,495	3.44%	126,737	1,324	4.19%	102,381	1,543	6.05%
Total interest - bearing deposits	350,642	2,226	2.55%	270,154	2,308	3.39%	144,306	1,839	5.11%

Other borrowed funds	28,563	117	1.64%	7,000	71	4.04%	10,951	134	4.91%

Total interest-bearing liabilities and interest expense	379,205	2,343	2.48%	277,154	2,379	3.44%	155,257	1,973	5.10%

Noninterest-bearing liabilities:
Demand deposits	67,737			57,554			46,112
Other liabilities	2,315			3,559			2,681
Preferred shareholders’ equity	6,824			6,825			7,057
Common shareholders’ equity	33,206			23,463			25,780
Total liabilities and shareholders’ equity	$489,287			$368,555			$236,887

Net interest income and net interest margin		$3,444	2.90%		$2,661	3.07%		$2,194	4.15%

Table 4a.

Rate and Volume Analysis (Tax Equivalent Basis)

(Dollars in thousands)

	Three Months Ended June 30, 2003 Compared to 2002			Three Months Ended June 30, 2002 Compared to 2001
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans:
Commercial	$(21)	$(95)	$(116)	$10	$(197)	$(187)
Real estate - commercial	542	(287)	255	466	(175)	291
Real estate - construction	133	(8)	125	10	(43)	(33)
Real estate - residential	429	(133)	296	(74)	(16)	(90)
Home equity lines	86	(75)	11	112	(150)	(38)
Consumer	(76)	(0)	(76)	(51)	(11)	(62)
Total loans	1,093	(598)	495	473	(592)	(119)

Investment securities available for sale	1,215	(819)	396	1,744	(611)	1,133
Other investments	20	(6)	14	(5)	(0)	(5)
Federal funds sold	(140)	(18)	(158)	213	(349)	(136)

Total interest income	2,188	(1,441)	747	2,425	(1,552)	873

Interest expense:

Interest - bearing deposits:
Interest checking	245	(412)	(167)	481	285	766
Money markets	(9)	(74)	(83)	23	(81)	(58)
Statement savings	4	(7)	(3)	(1)	(19)	(20)
Certificates of deposit	497	(326)	171	368	(587)	(219)
Total interest - bearing deposits	737	(819)	(82)	871	(402)	469

Other borrowed funds	219	(173)	46	(47)	(16)	(63)

Total interest expense	956	(992)	(36)	824	(418)	406

Net interest income	$1,232	$(449)	$783	$1,601	$(1,134)	$467

Table 5.

Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities

For the Six Months Ended June 30, 2003, 2002 and 2001

(Dollars in thousands)

	2003			2002			2001
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans:
Commercial	$51,866	$1,650	6.36%	$53,322	$1,896	7.11%	$49,425	$2,229	9.02%
Real estate - commercial	115,287	4,097	7.11%	87,215	3,521	8.07%	62,549	2,772	8.86%
Real estate - construction	11,894	351	5.90%	5,940	182	6.13%	5,281	247	9.35%
Real estate - residential	35,755	1,181	6.61%	16,590	665	8.01%	18,163	749	8.25%
Home equity lines	30,131	503	3.37%	22,719	478	4.24%	16,368	609	7.44%
Consumer	9,367	351	7.56%	13,349	489	7.33%	14,992	590	7.87%
Total loans	254,300	8,133	6.40%	199,135	7,231	7.26%	166,778	7,196	8.63%

Investment securities available for sale	189,640	3,292	3.47%	73,821	1,813	4.91%	5,090	190	7.47%
Other investments	2,216	55	4.96%	1,194	36	6.03%	1,482	44	5.94%
Federal funds sold	13,983	80	1.14%	42,985	353	1.66%	28,538	708	5.00%

Total interest-earning assets and interest income	460,139	11,560	5.02%	317,135	9,433	5.95%	201,888	8,138	8.06%

Non-interest earning assets:
Cash and due from banks	11,390			15,706			9,681
Premises and equipment, net	5,114			4,926			5,688
Goodwill and other intangibles	646			656			9,424
Accrued interest and other assets	4,266			1,016			1,663
Allowance for loan losses	(3,440)			(3,052)			(1,987)
Total assets	$478,115			$336,387			$226,357

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	142,602	1,303	1.84%	91,258	1,348	2.98%	13,202	129	1.97%
Money markets	25,481	125	0.99%	26,303	272	2.09%	23,575	432	3.70%
Statement savings	4,940	19	0.78%	4,269	26	1.24%	4,342	64	2.97%
Certificates of deposit	173,796	3,019	3.50%	121,168	2,586	4.31%	97,883	3,008	6.20%
Total interest - bearing deposits	346,819	4,466	2.60%	242,998	4,232	3.51%	139,002	3,633	5.27%

Other borrowed funds	21,798	190	1.76%	8,192	168	4.08%	9,260	246	5.35%

Total interest-bearing liabilities and interest expense	368,617	4,656	2.55%	251,190	4,400	3.53%	148,262	3,879	5.28%

Noninterest-bearing liabilities:
Demand deposits	67,191			56,774			42,142
Other liabilities	1,953			2,938			2,636
Preferred shareholders’ equity	6,824			6,825			7,057
Common shareholders’ equity	33,530			18,660			26,260
Total liabilities and shareholders’ equity	$478,115			$336,387			$226,357

Net interest income and net interest margin		$6,904	3.00%		$5,033	3.18%		$4,259	4.22%

Table 5a.

Rate and Volume Analysis (Tax Equivalent Basis)

(Dollars in thousands)

	Six Months Ended June 30, 2003 Compared to 2002			Six Months Ended June 30, 2002 Compared to 2001
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans:
Commercial	$(52)	$(194)	$(246)	$176	$(509)	$(333)
Real estate - commercial	1,133	(557)	576	1,093	(344)	749
Real estate - construction	182	(13)	169	31	(96)	(65)
Real estate - residential	766	(250)	516	(64)	(20)	(84)
Home equity lines	156	(131)	25	229	(360)	(131)
Consumer	(149)	11	(138)	(65)	(36)	(101)
Total loans	2,036	(1,134)	902	1,400	(1,365)	35

Investment securities available for sale	2,844	(1,365)	1,479	2,558	(935)	1,623
Other investments	31	(12)	19	(9)	1	(8)
Federal funds sold	(238)	(35)	(273)	357	(712)	(355)

Total interest income	4,673	(2,546)	2,127	4,306	(3,011)	1,295

Interest expense:

Interest - bearing deposits:
Interest checking	758	(803)	(45)	764	455	1,219
Money markets	(9)	(138)	(147)	51	(211)	(160)
Statement savings	4	(11)	(7)	(1)	(37)	(38)
Certificates of deposit	1,129	(696)	433	709	(1,131)	(422)
Total interest - bearing deposits	1,882	(1,648)	234	1,523	(924)	599

Other borrowed funds	274	(252)	22	(26)	(52)	(78)

Total interest expense	2,156	(1,900)	256	1,497	(976)	521

Net interest income	$2,517	$(646)	$1,871	$2,809	$(2,035)	$774

Table 6.

Allowance for Loan Losses

For the Six Months Ended June 30, 2003 and 2002

(Dollars in thousands)

	2003	2002
Beginning balance, January 1	$3,372	$3,104

Provision for loan losses	246	39

Transfer to bank’s liability on unfunded commitments	—	(74)

Loans charged off:
Commercial	(74)	(63)
Real estate - commercial	—	—
Real estate - construction	—	—
Real estate - residential	—	—
Home equity lines	—	—
Consumer	(6)	(14)
Total loans charged off	(80)	(77)

Recoveries:
Commercial	41	1
Real estate - commercial	—	—
Real estate - construction	—	—
Real estate - residential	—	—
Home equity lines	—	—
Consumer	3	1
Total recoveries	44	2

Net (charge-offs) recoveries	(36)	(75)

Ending balance	$3,582	$2,994

	June 30, 2003	December 31, 2002
Loans:
Balance at period end	$264,165	$249,106
Allowance for loan losses to period end loans receivable	1.36%	1.35%

Table 7.

Allocation of the Allowance for Loan Losses

As of June 30, 2003 and December 31, 2002

(Dollars in thousands)

	June 30, 2003		December 31, 2002
	Allocation	% of Total*	Allocation	% of Total*
Commercial	$1,016	17.36%	$1,301	23.40%
Real estate - commercial	1,727	45.16%	1,386	46.63%
Real estate - construction	48	7.73%	19	2.32%
Real estate - residential	285	13.76%	241	12.77%
Home equity lines	289	12.60%	201	10.77%
Consumer	217	3.39%	224	4.11%

Total allowance for loan losses	$3,582	100.00%	$3,372	100.00%

* Percentage of loan type to the total loan portfolio.

Table 8.

Capital Components

As of June 30, 2003 and December 31, 2002

(Dollars in thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of June 30, 2003
Total risk based capital/ Total capital to risk-weighted assets	$42,330	12.33%	$27,467	≥	8.00%	$34,334	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	38,748	11.29%	13,734	≥	4.00%	20,600	≥	6.00%
Total risk based capital/ Total capital to average assets	42,330	8.65%	19,571	≥	4.00%	24,464	≥	5.00%

As of December 31, 2002
Total risk based capital/ Total capital to risk-weighted assets	$41,093	13.35%	$24,625	≥	8.00%	$30,781	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	37,721	12.25%	12,313	≥	4.00%	18,469	≥	6.00%
Total risk based capital/ Total capital to average assets	41,093	8.97%	18,330	≥	4.00%	22,913	≥	5.00%

Table 9.

Interest Rate Sensitivity Gap Analysis

As of June 30, 2003

(Dollars in thousands)

	Immediate Repricing	2-90 Days	91-180 Days	181-365 Days	1-3 Years	Over 3 Years	TOTAL
Assets
Investment securities available-for-sale & other investments	$108,290	$23,973	$10,045	$10,277	$34,947	$45,110	$232,642
Federal funds sold	5,396	—	—	—	—	—	5,396
Loans Receivable, net of fees
Commercial & industrial	30,077	5,438	5,381	9,899	46,620	67,861	165,276
Residential	680	974	534	1,382	8,756	24,099	36,425
Home equity lines	3,478	24,562	4,854	436	—	—	33,330
Construction	17,865	—	474	1,340	772	—	20,451
All other	1,515	227	334	279	786	5,809	8,950
Total loans receivable, net of fees	53,615	31,201	11,577	13,336	56,934	97,769	264,432
Total earning assets	167,301	55,174	21,622	23,613	91,881	142,879	502,470
Cumulative rate sensitive assets	$167,301	$222,475	$244,097	$267,710	$359,591	$502,470

Liabilities
Deposits
Noninterest-bearing demand	$—	$—	$—	$—	$—	$80,483	$80,483
Interest-bearing transaction accounts	36,500	18,250	18,250	18,250	18,250	72,998	182,498
Certificates of deposit - fixed	658	13,131	8,288	20,574	57,188	14,973	114,812
Certificates of deposit - no penalty	—	6,856	5,767	22,725	25,220	—	60,568
Total deposits	37,158	38,237	32,305	61,549	100,658	168,454	438,361
Other borrowed funds	14,018	4,000	4,000	7,000	8,000	1,000	38,018
Total deposits & other borrowed funds	51,176	42,237	36,305	68,549	108,658	169,454	476,379
Cumulative rate sensitive liabilities	$51,176	$93,413	$129,718	$198,267	$306,925	$476,379

Gap	$116,125	$12,937	$(14,683)	$(44,936)	$(16,777)	$(26,575)
Cumulative gap	116,125	129,062	114,379	69,443	52,666	26,091
Gap/ total assets	22.37%	2.49%	-2.83%	-8.65%	-3.23%	-5.12%
Cumulative gap/ total assets	22.37%	24.86%	22.03%	13.38%	10.14%	5.03%
Rate sensitive assets/ rate sensitive liabilities	3.27	1.31	0.60	0.34	0.85	0.84
Cumulative rate sensitive assets/ rate sensitive liabilities	3.27	2.38	1.88	1.35	1.17	1.05

Item 3.  Controls and Procedures

Based upon an evaluation by our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this Quarterly Report, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

There were no significant changes in our internal controls or in other factors that could materially affect, or is reasonable likely to materially affect, internal controls subsequent to the date of the evaluation referred to above.

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

Item 3.  Defaults Upon Senior Securities

(a)  None

(b)  None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company’s Annual Meeting of Shareholders was held on April 22, 2003.

(b)  Not applicable.

(c)  The following persons were elected as directors for terms expiring in the year indicated:

		Votes
Director	Term Expires	For	Withheld

B. G. Beck	2004	8,535,580	31,148
Michael A. Garcia	2004	8,534,780	31,948
Alice M. Starr	2004	8,535,580	31,148
J. Hamilton Lambert	2004	8,535,580	31,148

William E. Peterson	2005	8,535,580	31,148
Sidney O. Dewberry	2005	8,534,780	31,948

Wayne W. Broadwater	2006	8,306,161	260,567
Bernard H. Clineburg	2006	8,425,580	141,148
James D. Russo	2006	8,534,780	31,948
John H. Rust, Jr.	2006	8,463,760	102,968
George P. Shafran	2006	8,535,580	31,148

The following directors have terms of office that continued after the meeting:

Director	Term Expires
Harold E. Lieding	2004
William G. Buck	2005
John W. Fisher	2005
Emad Saadeh	2005

Finally, the shareholders voted on and approved the appointment of KPMG LLP as the Company’s independent auditors by a vote of 7,982,990 for, 36,179 against, with 7,200 abstentions.

(d)  None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)    Reports on Form 8-K

On April 18, 2003 the Company filed a Current Report on Form 8-K dated April 17, 2003 to report under Item 12, a press release reporting its financial results for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: August 13, 2003	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman, President and
Chief Executive Officer

Date: August 13, 2003	/s/ Carl E. Dodson
Carl E. Dodson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2003	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350