Form 10QSB
period 2003-09-30
CARDINAL FINANCIAL CORP
filed 2003-11-14
CIK 1060523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                  to                  .

Commission File Number:  0-24557

CARDINAL FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Virginia	54-1874630
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

10,076,887 shares of common stock, par value $1.00 per share,

outstanding as of November 7, 2003

CARDINAL FINANCIAL CORPORATION

i

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2003 and December 31, 2002

(Dollars in thousands, except share data)

	(Unaudited) September 30,	December 31,
	2003	2002
Assets

Cash and due from banks	$9,332	$27,465
Federal funds sold	10,748	35,906

Total cash and cash equivalents	20,080	63,371

Investment securities available-for-sale	97,174	163,665
Investment securities held-to-maturity	145,892	—

Total investment securities	243,066	163,665

Other investments	3,748	1,615
Loans held for sale	785	—

Loans receivable, net of fees	290,811	249,106
Allowance for loan losses	(3,943)	(3,372)

Loans receivable, net	286,868	245,734

Premises and equipment, net	5,040	4,942
Goodwill	646	646
Accrued interest and other assets	3,115	6,350

Total assets	$563,348	$486,323

Liabilities and Shareholders’ Equity

Deposits	$459,211	$423,479
Other borrowed funds	62,753	2,000
Accrued interest and other liabilities	2,253	20,132

Total liabilities	524,217	445,611

Preferred stock, $1 par value, 10,000,000 shares authorized Series A preferred stock, cumulative convertible, 1,364,062 and 1,364,684 shares outstanding in 2003 and 2002, respectively	1,364	1,365
Common stock, $1 par value, 50,000,000 shares authorized, 10,076,887 and 10,044,345 shares outstanding in 2003 and 2002, respectively	10,077	10,044
Additional paid-in capital	51,341	51,231
Accumulated deficit	(22,716)	(24,273)
Accumulated other comprehensive income (loss)	(935)	2,345

Total shareholders’ equity	39,131	40,712

Total liabilities and shareholders’ equity	$563,348	$486,323

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2003 and 2002

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Interest income:
Loans receivable	$4,166	$3,737	$12,298	$10,967
Federal funds sold	17	260	98	613
Investment securities available-for-sale	754	1,471	4,047	3,284
Investment securities held-to-maturity	1,207	—	1,207	—
Other investments	35	17	90	53

Total interest income	6,179	5,485	17,740	14,917

Interest expense:
Deposits	2,062	2,603	6,528	6,834
Other borrowed funds	279	40	470	208

Total interest expense	2,341	2,643	6,998	7,042

Net interest income	3,838	2,842	10,742	7,875

Provision for loan losses	356	95	602	134

Net interest income after provision for loan losses	3,482	2,747	10,140	7,741

Non-interest income:
Service charges on deposit accounts	172	133	467	363
Loan service charges	74	91	342	286
Investment fee income	184	188	473	754
Net gain on sales of loans	175	3	259	50
Net realized gain on investment securities available-for-sale	291	121	1,201	121
Net gain on sales of other assets	—	—	—	39
Other income	75	98	252	280

Total non-interest income	971	634	2,994	1,893

Non-interest expense:
Salary and benefits	1,671	1,368	4,861	4,176
Occupancy	317	273	1,093	729
Professional fees	221	235	872	727
Depreciation	276	176	731	555
Writedown on corporate bond impairment	—	—	—	1,660
Amortization and writedown of intangibles	—	—	—	22
Other operating expenses	1,199	900	3,649	2,503

Total non-interest expense	3,684	2,952	11,206	10,372

Net income (loss) before income taxes	769	429	1,928	(738)

Provision for income taxes	—	—	—	—

Net income (loss)	$769	$429	$1,928	$(738)

Dividends to preferred shareholders	124	124	371	371

Net income (loss) to common shareholders	$645	$305	$1,557	$(1,109)

Basic and diluted income (loss) per common share	$0.06	$0.03	$0.15	$(0.15)

Weighted-average common shares outstanding - basic	10,072	10,044	10,058	7,243

Weighted-average common shares outstanding - diluted	10,345	10,143	10,249	7,243

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2003 and 2002

(Dollars in thousands)

(Unaudited)

	Three Months Ended ,		Nine Months Ended
	September 30		September 30,
	2003	2002	2003	2002

Net income (loss)	$769	$429	$1,928	$(738)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain (loss) arisingduring the period	(2,169)	1,702	(2,079)	2,843
Less: reclassification adjustment forgains included in net income (loss)	291	121	1,201	121

Comprehensive income (loss)	$(1,691)	$2,010	$(1,352)	$1,984

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2003 and 2002

(Amounts in thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Shares	Stock	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2001	1,365	$1,365	4,294	$4,294	$38,488	$(23,249)	$(274)	$20,624

Dividends on preferred stock	—	—	—	—	—	(371)	—	(371)

Rights offering shares issued	—	—	2,437	2,437	5,462	—	—	7,899

Public offering shares issued	—	—	3,313	3,313	7,281	—	—	10,594

Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	—	2,722	2,722

Net loss	—	—	—	—	—	(738)	—	(738)

Balance, September 30, 2002	1,365	$1,365	10,044	$10,044	$51,231	$(24,358)	$2,448	$40,730

Balance, December 31, 2002	1,365	$1,365	10,044	$10,044	$51,231	$(24,273)	$2,345	$40,712

Stock options exercised	—	—	32	32	110	—	—	142

Dividends on preferred stock	—	—	—	—	—	(371)	—	(371)

Preferred stock converted to common stock	(1)	(1)	1	1	—	—	—	—

Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	—	(3,280)	(3,280)

Net income	—	—	—	—	—	1,928	—	1,928

Balance, September 30, 2003	1,364	$1,364	10,077	$10,077	$51,341	$(22,716)	$(935)	$39,131

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,928	$(738)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	731	555
Amortization of intangibles, premiums and discounts	1,719	626
Provision for loan losses	602	134
Originations of loans held for sale	(30,318)	(4,369)
Proceeds from the sale of loans held for sale	29,792	9,038
Writedown on corporate bond impairment	—	1,660
Gain on sale of loans held for sale	(259)	(50)
Gain on sale of investment securities available-for-sale	(1,201)	(121)
Gain on sale of other assets	—	(39)
(Increase) decrease in accrued interest and other assets	3,235	(715)
Decrease in accrued interest and other liabilities	(17,879)	(1,708)

Net cash provided by (used in) operating activities	(11,650)	4,273

Cash flows from investing activities:
Purchase of premises and equipment	(829)	(88)
Proceeds from sale, maturity and call of investment securities	88,535	16,053
Proceeds from sale of other investments	350	188
Purchase of investment securities	(222,938)	(131,129)
Purchase of other investments	(2,483)	(184)
Redemptions of investment securities	51,204	11,736
Net increase in loans receivable	(41,736)	(15,335)

Net cash used in investing activities	(127,897)	(118,759)

Cash flows from financing activities:
Net increase in deposits	35,732	157,644
Net increase (decrease) in other borrowed funds	60,753	(8,824)
Proceeds from rights offering	—	7,899
Proceeds from public offering	—	10,594
Stock options exercised	142	—
Dividends on preferred stock	(371)	(371)

Net cash provided by financing activities	96,256	166,942

Net increase (decrease) in cash and cash equivalents	(43,291)	52,456

Cash and cash equivalents at beginning of period	63,371	34,459

Cash and cash equivalents at end of period	$20,080	$86,915

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$6,924	$6,947

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the ”Company”) was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of investment in its wholly-owned subsidiaries.  The Company opened Cardinal Bank, N.A. in 1998 and Cardinal Wealth Services, Inc., an investment services subsidiary, in 1999.  In 1999, the Company opened two additional banking subsidiaries and, in late 2000, completed an acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank.  These banking subsidiaries were consolidated into Cardinal Bank, N.A. as of March 1, 2002.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 (the “2002 Form 10-KSB”).

Stock Based Compensation

At September 30, 2003, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan and the 2002 Equity Compensation Plan.  These plans are described more fully in Footnote 14 of the 2002 Form 10-KSB.

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.  The following table illustrates the effect on net income (loss) and earnings (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) to common shareholders	$645	$305	$1,557	$(1,109)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(106)	(29)	(434)	(218)
Pro forma net income (loss)	$539	$276	$1,123	$(1,327)

Earnings (loss) per common share:
Basic - as reported	$0.06	$0.03	$0.15	$(0.15)
Basic - as pro forma	0.05	0.03	0.11	(0.18)
Diluted - as reported	0.06	0.03	0.15	(0.15)
Diluted - as pro forma	0.05	0.03	0.11	(0.18)

The weighted average per share fair values of grants made for the three and nine months ended September 30, 2003 were $2.80 and $2.12, respectively.  The weighted average per share fair values of grants made for the nine months ended September 30, 2002 was $2.12.  There were no option grants during the three monthe period ended September 30, 2002.  The fair values of the options granted were estimated on the grant date using the Black - Scholes option - pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Estimated option life	10 years	10 years	10 years	10 years
Risk free interest rate	4.23%	4.25%	3.96%	4.25%
Expected volatility	20.40%	20.40%	20.40%	20.40%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

There were 9,750 options granted during the three months ended September 30, 2003 and 374,250 options granted during the nine months ended September 30, 2003.  Of those grants issued, 1,000 and 92,100, respectively, immediately vested on the grant date.

Note 2

Segment Disclosures

The Company operates and reports in two business segments, banking and investment services.  The banking segment encompasses the operations of Cardinal Bank, N.A. and includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans.  In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit.  The investment services segment includes Cardinal Wealth Services, Inc., which provides investment services to businesses and individuals, including financial planning and retirement/estate planning, through an affiliation with Raymond James Financial Services, Inc., a registered investment advisor.

Information about each reportable segment, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002, follows:

For the Three Months Ended September 30, 2003:

(Dollars in thousands)	Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$3,815	$—	$—	$23	$3,838
Provision for loan losses	356	—	—	—	356
Non-interest income	787	184	—	—	971
Non-interest expense	3,196	217	—	271	3,684
Net income (loss)	$1,050	$(33)	$—	$(248)	$769
Total assets	$560,418	$229	$(36,759)	$39,460	$563,348

For the Three Months Ended September 30, 2002:

(Dollars in thousands)	Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$2,810	$—	$—	$32	$2,842
Provision for loan losses	95	—	—	—	95
Non-interest income	446	188	—	—	634
Non-interest expense	2,666	223	—	63	2,952
Net income (loss)	$495	$(35)	$—	$(31)	$429
Total assets	$443,511	$332	$(38,192)	$41,151	$446,802

For the Nine Months Ended September 30, 2003:

(Dollars in thousands)	Commercial Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$10,666	$—	$—	$76	$10,742
Provision for loan losses	602	—	—	—	602
Non-interest income	2,521	473	—	—	2,994
Non-interest expense	9,801	548	—	857	11,206
Net income (loss)	$2,784	$(75)	$—	$(781)	$1,928
Total assets	$560,418	$229	$(36,759)	$39,460	$563,348

For the Nine Months Ended September 30, 2002:

(Dollars in thousands)	Commercial Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$7,824	$—	$—	$51	$7,875
Provision for loan losses	134	—	—	—	134
Non-interest income	1,066	756	—	71	1.893
Non-interest expense	9,068	914	—	390	10,372
Net income (loss)	$(312)	$(158)	$—	$(268)	$(738)
Total assets	$443,511	$332	$(38,192)	$41,151	$446,802

The Company does not have any operating segments other than those reported.  Parent company financial information is included in the “Other” category above and represents the overhead function rather than an operating segment.  The Parent’s most significant assets are its net investments in its subsidiaries.  The parent company’s net interest income is comprised of interest income from federal funds sold and other investments.

Note 3

Earnings (Loss) Per Common Share

The following table discloses the calculation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2003 and 2002. Stock options outstanding as of September 30, 2003 and 2002 were 861,237 and 573,073, respectively.  Stock options issued, which were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price, were 3,545 and 15,507 for the three and nine months ended September 30, 2003, respectively.  Because the Company reported a net loss to common shareholders for the nine months ended September 30, 2002, all stock options issued as of that date have an anti-dilutive effect and, therefore, have been excluded from the earnings (loss) per common share calculation for the period.

(Dollars in thousands,	Three Months Ended September 30,		Nine Months Ended September 30,
except share and per share data)	2003	2002	2003	2002

Net income (loss)	$769	$429	$1,928	$(738)

Dividends to preferred shareholders	124	124	371	371

Net income (loss) to common shareholders	645	305	1,557	(1,109)

Weighted average common shares for basic	10,072,262	10,044,345	10,058,202	7,243,053

Weighted average common shares for diluted	10,344,977	10,142,930	10,249,184	7,243,053

Note 4

Goodwill

At September 30, 2003, goodwill of $646,000 represented the remaining balance attributable to the purchase of Heritage Bancorp, Inc., acquired in September 2000.  In 2002, the Company evaluated impairment of goodwill under SFAS No. 142, Goodwill and Other Intangible Assets.  No events have occurred that indicate an impairment of goodwill exists since our 2002 annual impairment test.

At September 30, 2003 and December 31, 2002, the Company had no other intangible assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition as of September 30, 2003 and December 31, 2002 and the results of our operations for the three and nine months ended September 30, 2003 and 2002.  This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

Company Overview

Cardinal Financial Corporation is a locally owned and managed financial services organization headquartered in Northern Virginia committed to providing top quality customer service, a diversified product mix and convenient avenues for banking to consumers and businesses.  As of September 30, 2003, total assets increased 15.8% to $563.3 million compared to $486.3 million at December 31, 2002.  Net loans receivable increased 16.7% to $290.8 million compared to $249.1 million at December 31, 2002.  Total deposits increased 8.4% to $459.2 million as of September 30, 2003 compared to $423.5 million at December 31, 2002.  Our investment services subsidiary, Cardinal Wealth Services, Inc., ended the quarter with assets under management exceeding $121.1 million.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters.  Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical.  Below is a discussion of our critical accounting policies.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  Actual results could differ from those estimates.

The accounting policies we view as critical to us are those relating to estimates and judgments regarding the determination of the allowance for loan losses and the valuation allowance for deferred tax assets.

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in the loan portfolio.  Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrower.  As a part of our analysis, we use comparative peer group data, duration factors and qualitative factors such as levels of and trends in delinquencies and nonaccrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support our estimates.  The loan loss provision for the three and nine months ended September 30, 2003 was $356,000 and $602,000, respectively.  The loan loss provision for both the three and nine months ended September 30, 2002 was $95,000 and $134,000, respectively.  The allowance for loan loss as of September 30, 2003 and December 31, 2002 was $3.9 million and $3.4 million, respectively.  The ratio of the allowance for loan losses to total loans, net of fees, was 1.36% at September 30, 2003 compared to 1.35% at December 31, 2002.  Additional information on the allowance for loan losses and provision expense can be found later in this discussion.

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

Valuation Allowance for Deferred Tax Assets

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as depreciation and amortization, are recognized in different periods for financial reporting and tax return purposes.  We have net deferred tax assets, including net operating loss carryforwards, all of which have a full valuation allowance as of September 30, 2003.  A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not be realized.  The benefit of our deferred tax assets will only be recognized when it becomes more likely than not that they will be realized.  A valuation allowance of $4.5 million at December 31, 2002, has been established for deferred tax assets, as realization is dependent upon generating future taxable income.

New Financial Accounting Standards

In April 2003, the Financial Accounting Standards Board, or FASB, issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is generally effective for contracts entered into or modified after June 30, 2003.  This Statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts, collectively referred to as “derivatives” and hedging activities under SFAS No. 133.  Statement No. 149 has not had an impact on our financial results.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003.  This Statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within the scope of the Statement (such as obligations that a reporting entity can or must settle by issuing its own equity shares) as a liability rather than equity.  Statement No. 150 has not had an impact on our financial results.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.  The liability is recognized for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur.  The initial measurement of this liability is the fair value of the guarantee at inception.  The recognition of the liability is required even if it is not probable that payments will be required under the guarantee, or if the guarantee was issued with a premium payment, or as part of a transaction with multiple elements.  We currently have $2.6 million of standby letters of credit that require accounting and disclosure under this Interpretation.  No liability has been recorded as of September 30, 2003 and December 31, 2002, as such amounts were immaterial.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which explains identification of variable interest entities and the assessment of whether to consolidate those entities.  Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties.  The provisions of Interpretation No. 46 were to be effective for all financial statements issued after January 1, 2003.  On October 1, 2003, however, the FASB delayed implementation of Interpretation No. 46, and on October 31, 2003 issued an exposure draft with proposal amendments to the original provisions of Interpretation No. 46.  The comment period deadline for the exposure draft is December 1, 2003.  We currently hold no significant variable interests in any entities that are not currently consolidated.

Financial Condition

Total assets were $563.3 million at September 30, 2003 compared to $486.3 million at December 31, 2002, an increase of $77.0 million or 15.8%.  This growth was driven by increases in total deposits and other borrowed funds.

Investment securities were $243.1 million at September 30, 2003 compared to $163.7 million at December 31, 2002, an increase of $79.4 million or 48.5%.  During the third quarter of 2003, we reclassified a portion of the available-for-sale investment securities portfolio as held-to-maturity.  These securities are mostly pledged as collateral for Federal Home Loan Bank advances and our customer repurchase agreements.  Of the $243.1 million investment portfolio, $145.9 million are classified as held-to-maturity and $97.2 million are classified as available-for-sale.  See Table 1 for additional information on our investment securities portfolio.

During the third quarter of 2003, we implemented a $25.0 million leverage strategy that allowed us to take advantage of the availability of low cost funds through advances from the Federal Home Loan Bank of Atlanta and purchase mortgage-backed investment securities.  The impact of this strategy is an increase of approximately $120,000 in quarterly net interest income.

During the first quarter of 2003, we modified the methodology we use classify our core deposits from interest checking to money market deposits.  This change resulted in a significant decline in the reserve balance we maintain at the Federal Reserve Bank. As a result, we were able to decrease our cash and due from bank balances by $18.1 million, or 66.0% to $9.3 million at September 30, 2003 compared to $27.5 million at December 31, 2002.  These funds were invested in the investment securities portfolio, allowing us to earn interest on balances that were formerly non-interest earning assets.

Loans receivable, net of fees, increased by $41.7 million, or 16.7% to $290.8 million at September 30, 2003 from $249.1 million at December 31, 2002 (see Table 2 for details on the loans receivable portfolio). The strongest growth was in commercial real estate loans, construction loans, residential real estate loans and home equity loans.  We began in late 1999 to better diversify the loan portfolio by purchasing consumer loans.  We continued to diversify our portfolio in 2002 by establishing a separate retail-lending group, creating competitive home equity products, and by purchasing small pools of residential mortgages.  In addition, we created a separate commercial real estate lending group that has increased our loan production in this portion of our loan portfolio.

Total deposits increased $35.7 million, or 8.4% to $459.2 million at September 30, 2003 compared to $423.5 million at December 31, 2002 (see Table 3 for details on certificates of deposit with balances of $100,000 or more).  Other borrowed funds increased $60.8 million to $62.8 million at September 30, 2003 compared to $2.0 million at December 31, 2002. Due to the interest rates on Federal Home Loan Bank advances being at their lowest levels in several years, we borrowed $50.6 million over the past nine months of 2003.  During the second quarter of 2003, we introduced a repurchase agreement program for those commercial customers that leave larger balances in their demand deposit accounts, allowing them to earn 0.75% on the balances in this account.

Repurchase agreements at September 30, 2003 were $12.2 million.  These funds were invested in investment securities, allowing us to increase our net interest margin and tighten our interest rate sensitivity position.

Shareholders’ equity at September 30, 2003 was $39.1 million, a decrease of $1.6 million, or 3.9%, compared to $40.7 million at December 31, 2002.  The decrease was driven by the change in our unrealized gains in the investment securities available-for-sale portfolio from December 31, 2002 to an unrealized loss as of September 30, 2003.  The net change for the nine months ended September 30, 2003 was $3.3 million.  This decrease in shareholders’ equity was partially offset by net income to common shareholders of $1.6 million for the nine months ended September 30, 2003.  Book value per common share at September 30, 2003 was $3.21 compared to $3.37 at December 31, 2002.

Results of Operations

Net income to common shareholders for the three months ended September 30, 2003 and 2002 was $645,000 and $305,000, respectively, an improvement of $340,000, or 111.5%.  Net income to common shareholders for the nine months ended September 30, 2003 was $1.6 million compared to a loss of $1.1 million for the same nine month period of 2002, an improvement of $2.7 million.  The increase in net income to common shareholders is primarily a result of increased net interest income and non-interest income.  In addition, during the second quarter of 2002, we recorded an other than temporary corporate bond impairment of $1.7 million, which increased non-interest expense for the nine months ended September 30, 2002.

Earnings per common share increased to $0.06 and $0.15 per common share for the three and nine months ended September 30, 2003, respectively, compared to earnings per common share of $0.03 for the three months ended September 30, 2002 and a loss per common share of $0.15 for the nine months ended September 30, 2002.  These results are presented after the effect of dividends paid in each three and nine months period to preferred shareholders.  Dividends to preferred shareholders were $124,000 and $371,000 for each of three and nine months ended September 30, 2003 and 2002, respectively.  Weighted average common shares outstanding for the three months ended September 30, 2003 were 10,345,000 compared to 10,143,000 for the three months ended September 30, 2002.  For the nine months ended September 30, 2003 and 2002, weighted average common shares outstanding were 10,249,000 and 7,243,000, respectively.

Return on average assets for the three months ended September 30, 2003 and 2002 was 0.56% and 0.41%, respectively.  For the nine months ended September 30, 2003 and 2002, return on average assets was 0.51% and –0.27%, respectively.  Return on average equity for the three months ended September 30, 2003 and 2002 was 7.79% and 4.33%, respectively.  For the nine months ended September 30, 2003 and 2002, return on average equity was 6.42% and –3.25%, respectively.

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest earning assets and the interest paid on deposits and other interest bearing liabilities.  The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.  Net interest income for the three months ended September 30, 2003 and 2002 was $3.8 million and $2.8 million, respectively, a period-to-period increase of $1.0 million, or 35.1%.  Net interest income for the nine months ended September 30, 2003 and 2002 was $10.7 million and $7.9 million, respectively, a period-to-period increase of $2.9 million, or 36.4%.  The increase in net interest income is a result of the increase in average volume of investment securities available-for-sale and loans receivable, net of the impact of decreased yields, during 2003, compared with the same period of 2002.  These increases were funded through the increases in total deposits and other borrowed funds.

Our net interest margin for the three months ended September 30, 2003 and 2002 was 2.88% and 2.86%, respectively.  For the nine months ended September 30, 2003 and 2002, net interest margin was 2.96% and 3.05%, respectively.  When compared to the third quarter of 2002, our net interest margin for the third quarter of 2003 increased 2 basis points.  This slight increase in net interest margin was due primarily to the transfer of cash balances and lower yielding federal funds sold into higher yielding investment securities.  Despite this increase in net interest margin during the third quarter of 2003, our margin for the year to date 2003 decreased 9 basis points compared to the same period of 2002.  The decrease in the net interest margin was a result of the change in the mix of earning assets towards lower yielding earning assets and the decreased interest rate environment experienced during the year.  Tables 4, 4a, 5, and 5a present an analysis of average earning assets, interest bearing liabilities and demand deposits with related components of interest income and interest expense.

Provision for loan losses for the three months ended September 30, 2003 and 2002 was $356,000 and $95,000, respectively.  For the nine months ended September 30, 2003 and 2002, provision for loan losses was $602,000 and $134,000, respectively.  The allowance for loan losses at September 30, 2003 was $3.9 million compared to $3.4 million at December 31, 2002.  Our allowance for loan loss ratio at September 30, 2003 was 1.36% compared to 1.35% at December 31, 2002.  Loan growth over the current periods presented has significantly increased from prior periods, which has caused our increase in provision expense.  We continued to experience strong loan quality with annualized net charged-off loans equal to .01% to total loans for the nine months ended September 30, 2003 and non-performing loans equal to .18% of total loans as of September 30, 2003.  Additional information on the allowance for loan loss and its allocation to the total loans receivable portfolio can be found in Tables 6 and 7 to this discussion.

Non-interest income for the three months ended September 30, 2003 and 2002 was $971,000 and $634,000, respectively, a period-to-period increase of $337,000, or 53.2%.  For the nine months ended September 30, 2003 and 2002, non-interest income was $3.0 million and $1.9 million, respectively, a period-to-period increase of $1.1 million, or 58.2%.  The increase in non-interest income is primarily attributable to the realized gains on sales of a portion of our investment securities available-for-sale portfolio.  These gains were recorded on sales of mortgage-backed securities with rapid pre-payment qualities, which were a result of the lower interest rate environment experienced during the quarter and year to date.  In addition, gain on sales of loans for the three months ended September 30, 2003 was $175,000 compared to $3,000 for the same three month period of 2002, an increase of $172,000.  For the nine months ended September 30, 2003, net gain on sales of loans was $259,000 compared to $50,000 for the same nine month period of 2002, representing an increase of $209,000.  Substantially all of these gains were the result of sales of mortgage loans through a loan sales program that began in March 2003.  Both the securities gains and loan sales gains were offset by decreases in investment fee income during the past nine months of 2003 compared to the same periods of 2002.

Non-interest expense for the three months ended September 30, 2003 was $3.7 million, compared to $3.0 million for the same period of 2002, an increase of $732,000, or 24.8%.  For the nine months ended September 30, 2003, non-interest expense was $11.2 million, compared to $10.4 million for the same nine month period of 2002.  The increase is mostly attributable to the branch expansion we have completed over the past twelve months.  We opened our ninth branch on September 2 at our headquarters location and our tenth branch on October 1 in Leesburg.  In addition, our Arlington branch location is not included in the September 30, 2002 financial results, as that branch opened during the fourth quarter of 2002.  Expenses related to the branch expansion are represented in the increases in our salaries and benefits expense and occupancy expense.

We recorded an other than temporary impairment writedown of $1.7 million on a corporate bond during the second quarter of 2002. Excluding the effects of this impairment writedown, non-interest expense increased $2.5 million for the nine months ended September 30, 2003 compared to the same period in 2002.  In addition, both the move of our headquarters to Tysons Corner during the first quarter of 2003, and the opening of three branch locations during the past twelve months have impacted 2003 expenses.  Expenses have also increased in professional fees, marketing and advertising, and loan expenses to support our branch openings and strong asset growth over the past nine months.

As previously announced in January 2003, the Company has reached an agreement to acquire at least two additional premier full service branch office sites in Virginia – one in western Fairfax County and one in eastern Prince William County.  Pending regulatory approval, these two additional branch sites are expected to open during the first or second quarter of 2004.  We expect non-interest expense to increase proportionately as a result of these additional branch openings.

We have not recorded income tax expense or benefit due to the existence of net losses in all prior years of operations.  We have net deferred tax assets, including net operating loss carryforwards, all of which have a full valuation allowance as of September 30, 2003.  A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not be realized.  The benefit of our deferred tax assets will only be recognized when it becomes more likely than not that they will be realized.  For more information, see “Critical Accounting Policies” above in this discussion.

Business Segment Operations

We provide banking and non-banking financial services and products through our subsidiaries.  Management operates and reports on the results of our operations through two business segments, banking and investment services.

Banking

The banking segment provides comprehensive banking services to small businesses and individuals through multiple delivery channels.  Services offered include commercial and consumer lending, deposit products and banking via the  Internet or telephone.

For the three months ended September 30, 2003, the banking segment recorded net income of $1.1 million compared to $495,000 for the three months ended September 30, 2002, an improvement of $555,000.  For the nine months ended September 30, 2003, the banking segment recorded net income of $2.8 million, compared to a loss of $312,000 during the same period of 2002, an improvement of $3.1 million.  The improvement in earnings is a result of increased net interest income, due to increased volume of earning assets, as well as an increase in non-interest income due to realized gains on investment securities available-for-sale, for this segment.  In addition, the writedown of the bond impairment was recognized in this business segment during the second quarter of 2002.  As of September 30, 2003, total assets were $560.4 million, loans receivable, net of fees, were $290.8 million and total deposits were $459.2 million.  As of September 30, 2002, total assets were $443.5 million, loans receivable, net of fees were $216.4 million and total deposits were $406.7 million.

Investment Services

The investment services segment provides financial and estate planning services, through an affiliation with Raymond James Financial Services, Inc., a registered investment advisor.

For the three months ended September 30, 2003, the investment services segment recorded a net loss of $33,000, compared to a loss of $35,000 during the same period of 2002, an improvement of $2,000.  For the nine months ended September 30, 2003, this segment reported a net loss of $75,000, compared to a net loss of $158,000 for the same period of 2002, an improvement of $83,000.  As of September 30, 2003, total assets were $229,000 and total assets under management were $121.1 million.  As of September 30, 2002, total assets were $332,000 and total assets under management were $102.2 million.  The revenues and assets under management from this business segment have increased during 2003 as a result of increased transaction activity and accumulation of assets under management as well as the rebound that has occurred in the equity markets over the past nine months.

Information pertaining to both business segments can be found in Footnote 2 to the Notes to Consolidated Financial Statements.

Capital Resources

Capital adequacy is an important measure of financial stability and performance.  Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of a financial institution.  The guidelines define capital as both Tier 1 (primarily common shareholders’ equity, defined to include certain debt obligations) and Tier 2 (to include certain other debt obligations and a portion of the allowance for loan losses and 45% of unrealized gains in equity securities).

At September 30, 2003, shareholders’ equity was $39.1 million compared to $40.7 million at December 31, 2002.  The decrease in shareholders’ equity is primarily the result of an unfavorable mark-to-market adjustment of $3.3 million in our primarily mortgage backed investment securities available-for-sale portfolio offset by recorded net income to common shareholders of $1.6 million.  Book value per common share at September 30, 2003 was $3.21, compared to $3.37 at December 31, 2002.  Tangible book value per common share at September 30, 2003 was $3.14, compared to $3.31 at December 31, 2002.  At September 30, 2003, our tier 1 and total risk-based capital ratios were 10.6% and 11.7%, respectively.  At December 31, 2002, our tier 1 and total risk-based capital ratios were 12.3% and 13.4%, respectively.  Our regulatory capital levels for the bank and bank holding company meet those established for well-capitalized institutions. Table 8 provides additional information pertaining to our capital ratios.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Stable core deposits and a strong capital position are the current components of a solid foundation for our liquidity position.  In addition, the availability of regional and national wholesale funding sources including federal funds purchased, negotiable certificates of deposit, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank enhance our liquidity.  Cash flows from operations, such as loan payments and payoffs are also a significant source of liquidity.  We have a contingency plan that provides for continued monitoring of liquidity needs and available sources of liquidity.  We believe we have the ability to meet our increased liquidity needs.  Liquid assets, which include cash and due from banks, federal funds sold and investment securities available-for-sale, at September 30, 2003, totaled $117.3 million, or 20.8% of total assets.  We have investment securities that are classified as held-to-maturity of $145.9 million at September 30, 2003.  Of that, $76.0 million were available as collateral for additional Federal Home Loan Bank borrowings.  Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

The data in Table 9 reflects the repricing or expected maturities of various assets and liabilities as of September 30, 2003.  This “gap” analysis represents the difference between interest sensitive assets and liabilities in a specific time interval.  The interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

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

Table 1.

Investment Securities

As of September 30, 2003 and December 31, 2002

(Dollars in thousands)

	Amortized Cost	Fair Value	Average Yield
Available-for-sale as of September 30, 2003
U.S. government agencies and enterprises
One to five years	$3,000	$3,012	2.55%
Five to ten years	1,000	957	3.00%
Total U.S. government agencies	$4,000	$3,969	2.66%

Mortgage-backed securities*
Five to ten years	$5,044	$5,082	4.34%
After ten years	82,014	81,054	3.98%
Total mortgage-backed securities	$87,058	$86,136	4.00%

Other bonds
After ten years	$5,000	$4,995	1.91%
Total other bonds	$5,000	$4,995	1.91%

Treasury bonds
One to five years	$2,051	$2,074	2.64%
Total treasury bonds	$2,051	$2,074	2.64%
Total investment securities available-for-sale	$98,109	$97,174	3.82%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity as of September 30, 2003
U.S. government agencies and enterprises
One to five years	$1,000	$1,007	3.85%
Five to ten years	9,001	8,810	3.76%
After ten years	2,999	2,944	4.20%
Total U.S. government agencies	$13,000	$12,761	3.87%

Mortgage-backed securities*
Five to ten years	$10,014	$9,941	3.73%
After ten years	114,878	113,748	4.07%
Total mortgage-backed securities	$124,892	$123,689	4.04%

Other bonds
After ten years	$8,000	$7,850	4.21%
Total other bonds	$8,000	$7,850	4.21%
Total investment securities held-to-maturity	$145,892	$144,300	4.03%

Total investment securities	$244,001	$241,474	3.94%

	Amortized Cost	Fair Value	Average Yield
Available-for-sale as of December 31, 2002
U.S. government agencies and enterprises
One to five years	$26,739	$26,988	3.47%
Five to ten years	12,048	12,048	3.68%
Total U.S. government agencies	$38,787	$39,036	3.53%

Mortgage-backed securities*
Within one year	$15,478	$15,750	3.61%
One to five years	70,552	72,342	4.82%
Five to ten years	13,695	13,686	4.43%
After ten years	15,301	15,301	5.20%
Total mortgage-backed securities	$115,026	$117,079	4.66%

Other bonds
After ten years	$5,000	$5,000	3.39%
Total other bonds	$5,000	$5,000	3.39%

Treasury bonds
One to five years	$2,507	$2,550	2.67%
Total treasury bonds	$2,507	$2,550	2.67%

Total investment securities available-for-sale	$161,320	$163,665	4.33%

* Based on contractual maturities.

Table 2.

Loans Receivable

As of September 30, 2003 and December 31, 2002

(Dollars in thousands)

	September 30, 2003		December 31, 2002

Commercial	$43,298	14.88%	$58,292	23.40%
Real estate - commercial	131,309	45.14%	116,135	46.63%
Real estate - construction	30,315	10.42%	5,781	2.32%
Real estate - residential	41,561	14.29%	31,808	12.77%
Home equity lines	36,176	12.44%	26,831	10.77%
Consumer	8,258	2.83%	10,235	4.11%

Gross loans	$290,917	100.00%	$249,082	100.00%

Add: unearned income, net	(106)		24
Less: allowance for loan losses	(3,943)		(3,372)

Loans receivable, net	$286,868		$245,734

Table 3.

Certificates of Deposit of $100,000 or More

As of September 30, 2003

(Dollars in thousands)

September 30,
2003
Maturities:
Three months or less	$14,288
Over three months through six months	17,806
Over six months through twelve months	18,576
Over twelve months	37,384
$88,054

Table 4.

Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities

For the Three Months Ended September 30, 2003, 2002 and 2001

(Dollars in thousands)

	2003			2002			2001
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans:
Commercial	$45,983	$708	6.16%	$49,780	$893	7.18%	$53,237	$1,115	8.38%
Real estate - commercial	121,606	2,100	6.91%	94,614	1,887	7.98%	77,165	1,673	8.67%
Real estate - construction	23,778	310	5.22%	6,675	100	5.96%	6,044	127	8.40%
Real estate - residential	38,448	602	6.27%	19,103	369	7.72%	17,864	384	8.59%
Home equity lines	34,873	289	3.29%	24,268	263	4.30%	18,755	287	6.12%
Consumer	8,465	157	7.36%	11,884	225	7.51%	14,911	293	7.86%
Total loans	273,153	4,166	6.10%	206,324	3,737	7.24%	187,976	3,879	8.25%

Investment securities available-for-sale	127,609	754	2.36%	127,307	1,471	4.62%	5,788	95	6.57%
Investment securities held-to-maturity	121,343	1,207	3.98%	—	—	0.00%	—	—	0.00%
Other investments	3,496	35	4.00%	1,199	17	5.67%	1,319	22	6.67%
Federal funds sold	6,915	17	0.98%	62,104	260	1.66%	25,168	218	3.44%

Total interest-earning assets and interest income	532,516	6,179	4.64%	396,934	5,485	5.53%	220,251	4,214	7.65%

Non-interest earning assets:
Cash and due from banks	8,380			19,861			10,706
Premises and equipment, net	5,045			4,678			5,572
Goodwill and other intangibles	646			646			9,167
Accrued interest and other assets	2,583			3,500			1,836
Allowance for loan losses	(3,650)			(3,049)			(2,138)
Total assets	$545,520			$422,570			$245,394

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	153,681	538	1.39%	130,110	904	2.76%	16,128	74	1.84%
Money markets	28,765	43	0.59%	32,019	151	1.87%	26,350	185	2.82%
Statement savings	5,741	8	0.53%	4,287	13	1.24%	4,502	24	2.16%
Certificates of deposit	179,540	1,473	3.25%	150,658	1,535	4.04%	103,439	1,420	5.51%
Total interest - bearing deposits	367,727	2,062	2.22%	317,074	2,603	3.26%	150,419	1,703	4.49%

Other borrowed funds	63,882	279	1.74%	4,065	40	3.93%	10,912	122	4.45%

Total interest-bearing liabilities and interest expense	431,609	2,341	2.15%	321,139	2,643	3.27%	161,331	1,825	4.50%

Noninterest-bearing liabilities:
Demand deposits	72,819			60,161			49,337
Other liabilities	1,596			1,659			2,500
Preferred shareholders’ equity	6,824			6,825			7,057
Common shareholders’ equity	32,672			32,786			25,169
Total liabilities and shareholders’ equity	$545,520			$422,570			$245,394

Net interest income and net interest margin		$3,838	2.88%		$2,842	2.86%		$2,389	4.34%

Table 4a.

Rate and Volume Analysis (Tax Equivalent Basis)

(Dollars in thousands)

	Three Months Ended September 30, 2003 Compared to 2002			Three Months Ended September 30, 2002 Compared to 2001
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans:
Commercial	$(68)	$(117)	$(185)	$(72)	$(150)	$(222)
Real estate - commercial	538	(325)	213	379	(165)	214
Real estate - construction	255	(45)	210	14	(41)	(27)
Real estate - residential	373	(140)	233	27	(42)	(15)
Home equity lines	115	(89)	26	84	(108)	(24)
Consumer	(65)	(3)	(68)	(60)	(8)	(68)
Total loans	1,148	(719)	429	372	(514)	(142)

Investment securities available-for-sale	3	(720)	(717)	1,995	(619)	1,376
Investment securities held-to-maturity	—	1,207	1,207	—	—	—
Other investments	33	(15)	18	(2)	(3)	(5)
Federal funds sold	(231)	(12)	(243)	321	(279)	42

Total interest income	953	(259)	694	2,686	(1,415)	1,271

Interest expense:

Interest - bearing deposits:
Interest checking	164	(530)	(366)	527	303	830
Money markets	(15)	(93)	(108)	40	(74)	(34)
Statement savings	5	(10)	(5)	(1)	(10)	(11)
Certificates of deposit	294	(356)	(62)	656	(541)	115
Total interest - bearing deposits	448	(989)	(541)	1,222	(322)	900

Other borrowed funds	593	(354)	239	(77)	(5)	(82)

Total interest expense	1,041	(1,343)	(302)	1,145	(327)	818

Net interest income	$(88)	$1,084	$996	$1,541	$(1,088)	$453

Table 5.

Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities

For the Nine Months Ended September 30, 2003, 2002 and 2001

(Dollars in thousands)

	2003			2002			2001
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans:
Commercial	$49,883	$2,356	6.30%	$52,156	$2,788	7.13%	$50,710	$3,345	8.80%
Real estate - commercial	117,416	6,197	7.04%	89,634	5,408	8.04%	67,475	4,445	8.78%
Real estate - construction	15,899	662	5.55%	6,185	282	6.07%	5,538	374	9.01%
Real estate - residential	36,663	1,783	6.49%	17,448	1,033	7.90%	18,062	1,133	8.36%
Home equity lines	31,729	793	3.34%	23,270	741	4.26%	17,172	896	6.96%
Consumer	9,063	507	7.48%	12,864	715	7.43%	14,965	881	7.85%
Total loans	260,653	12,298	6.29%	201,557	10,967	7.26%	173,922	11,074	8.49%

Investment securities available-for-sale	168,735	4,047	3.20%	91,846	3,284	4.77%	5,325	285	7.14%
Investment securities held-to-maturity	40,892	1,207	3.94%	—	—	0.00%	—	—	0.00%
Other investments	2,648	90	4.53%	1,197	53	5.90%	1,427	66	6.17%
Federal funds sold	11,601	98	1.12%	49,428	613	1.66%	27,223	926	4.55%

Total interest-earning assets and interest income	484,529	17,740	4.88%	344,028	14,917	5.78%	207,897	12,351	7.92%

Non-interest earning assets:
Cash and due from banks	10,376			16,955			10,207
Premises and equipment, net	5,091			4,843			5,649
Goodwill and other intangibles	646			652			9,337
Accrued interest and other assets	3,699			2,003			1,723
Allowance for loan losses	(3,511)			(3,051)			(2,038)
Total assets	$500,830			$365,430			$232,775

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	146,335	1,841	1.68%	104,351	2,252	2.89%	14,188	203	1.93%
Money markets	26,588	168	0.84%	28,229	424	2.01%	24,485	617	3.39%
Statement savings	5,210	27	0.69%	4,275	40	1.24%	4,396	88	2.70%
Certificates of deposit	175,732	4,492	3.42%	131,106	4,118	4.20%	99,781	4,427	5.98%
Total interest - bearing deposits	353,865	6,528	2.47%	267,961	6,834	3.41%	142,850	5,335	4.99%

Other borrowed funds	35,980	470	1.74%	6,802	208	4.09%	9,817	368	5.02%

Total interest-bearing liabilities and interest expense	389,845	6,998	2.40%	274,763	7,042	3.43%	152,667	5,703	5.00%

Noninterest-bearing liabilities:
Demand deposits	69,087			57,915			44,566
Other liabilities	1,833			2,505			2,593
Preferred shareholders’ equity	6,824			6,825			7,057
Common shareholders’ equity	33,241			23,422			25,892
Total liabilities and shareholders’ equity	$500,830			$365,430			$232,775

Net interest income and net interest margin		$10,742	2.96%		$7,875	3.05%		$6,648	4.26%

Table 5a.

Rate and Volume Analysis (Tax Equivalent Basis)

(Dollars in thousands)

	Nine Months Ended September 30, 2003 Compared to 2002			Nine Months Ended September 30, 2002 Compared to 2001
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans:
Commercial	$(122)	$(310)	$(432)	$95	$(652)	$(557)
Real estate - commercial	1,676	(887)	789	1,460	(497)	963
Real estate - construction	442	(62)	380	44	(136)	(92)
Real estate - residential	1,138	(388)	750	(39)	(61)	(100)
Home equity lines	269	(217)	52	317	(472)	(155)
Consumer	(211)	3	(208)	(123)	(43)	(166)
Total loans	3,192	(1,861)	1,331	1,754	(1,861)	(107)

Investment securities available-for-sale	2,749	(1,986)	763	4,631	(1,632)	2,999
Investment securities held-to-maturity	—	1,207	1,207	—	—	—
Other investments	64	(27)	37	(11)	(2)	(13)
Federal funds sold	(469)	(46)	(515)	755	(1,068)	(313)

Total interest income	5,536	(2,713)	2,823	7,129	(4,563)	2,566

Interest expense:

Interest - bearing deposits:
Interest checking	906	(1,317)	(411)	1,300	749	2,049
Money markets	(25)	(231)	(256)	95	(288)	(193)
Statement savings	9	(22)	(13)	(2)	(46)	(48)
Certificates of deposit	1,402	(1,028)	374	1,400	(1,709)	(309)
Total interest - bearing deposits	2,292	(2,598)	(306)	2,793	(1,294)	1,499

Other borrowed funds	892	(630)	262	(113)	(47)	(160)

Total interest expense	3,184	(3,228)	(44)	2,680	(1,341)	1,339

Net interest income	$2,352	$515	$2,867	$4,449	$(3,222)	$1,227

Table 6.

Allowance for Loan Losses

For the Nine Months Ended September 30, 2003 and 2002

(Dollars in thousands)

	2003	2002
Beginning balance, January 1	$3,372	$3,104

Provision for loan losses	602	134

Transfer to bank’s liability on unfunded commitments	—	(74)

Loans charged off:
Commercial	(74)	(63)
Real estate - commercial	—	—
Real estate - construction	—	—
Real estate - residential	—	—
Home equity lines	—	—
Consumer	(6)	(41)
Total loans charged off	(80)	(104)

Recoveries:
Commercial	42	2
Real estate - commercial	—	—
Real estate - construction	—	—
Real estate - residential	—	—
Home equity lines	—	—
Consumer	7	11
Total recoveries	49	13

Net charge-offs	(31)	(91)

Ending balance	$3,943	$3,073

	September 30,	September 30,
	2003	2002
Loans:
Balance at period end	$290,811	$216,337
Allowance for loan losses to period end loans receivable	1.36%	1.42%

Table 7.

Allocation of the Allowance for Loan Losses

As of September 30, 2003 and December 31, 2002

(Dollars in thousands)

	September 30, 2003		December 31, 2002
	Allocation	% of Total*	Allocation	% of Total*
Commercial	$975	14.88%	$1,301	23.40%
Real estate - commercial	1,833	45.14%	1,386	46.63%
Real estate - construction	180	10.42%	19	2.32%
Real estate - residential	371	14.29%	241	12.77%
Home equity lines	371	12.44%	201	10.77%
Consumer	213	2.83%	224	4.11%

Total allowance for loan losses	$3,943	100.00%	$3,372	100.00%

* Percentage of loan type to the total loan portfolio.

Table 8.

Capital Components

As of September 30, 2003 and December 31, 2002

(Dollars in thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio

As of September 30, 2003
Total risk based capital/ Total capital to risk-weighted assets	$43,364	11.68%	$29,708	>	8.00%	$37,135	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	39,420	10.62%	14,854	>	4.00%	22,281	>	6.00%
Total risk based capital/ Total capital to average assets	43,364	7.95%	21,821	>	4.00%	27,276	>	5.00%

As of December 31, 2002
Total risk based capital/ Total capital to risk-weighted assets	$41,093	13.35%	$24,625	>	8.00%	$30,781	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	37,721	12.25%	12,313	>	4.00%	18,469	>	6.00%
Total risk based capital/ Total capital to average assets	41,093	8.97%	18,330	>	4.00%	22,913	>	5.00%

Table 9.

Interest Rate Sensitivity Gap Analysis

As of September 30, 2003

(Dollars in thousands)

	Immediate Repricing	2-90 Days	91-180 Days	181-365 Days	1-3 Years	Over 3 Years	TOTAL
Assets
Investment securities available-for-sale & other investments	$28,553	$7,000	$1,877	$—	$3,573	$59,919	$100,922
Investment securities held-to-maturity	76,379	10,832	1,002	2,900	8,068	46,711	145,892
Federal funds sold	10,748	—	—	—	—	—	10,748
Loans Receivable, net of fees and loans held for sale
Commercial & industrial	28,832	6,275	4,239	13,590	39,579	81,962	174,477
Residential	1,111	624	404	8,035	7,459	23,942	41,575
Home equity lines	4,288	28,621	3,613	418	21	—	36,961
Construction	21,563	—	1,900	1,694	5,162	—	30,319
All other	2,341	232	121	365	533	4,672	8,264
Total loans receivable, net of fees and loans held for sale	58,135	35,752	10,277	24,102	52,754	110,576	291,596
Total earning assets	173,815	53,584	13,156	27,002	64,395	217,206	549,158
Cumulative rate sensitive assets	$173,815	$227,399	$240,555	$267,557	$331,952	$549,158

Liabilities
Deposits
Noninterest-bearing demand	$—	$—	$—	$—	$—	$84,833	$84,833
Interest-bearing transaction accounts	36,489	18,245	18,245	18,245	18,245	72,976	182,445
Certificates of deposit - fixed	117	7,485	7,648	25,641	55,024	11,844	107,759
Certificates of deposit - no penalty	—	19,224	22,708	21,178	21,064	—	84,174
Total deposits	36,606	44,954	48,601	65,064	94,333	169,653	459,211
Other borrowed funds	12,170	6,625	11,625	7,250	13,875	11,208	62,753
Total deposits & other borrowed funds	48,776	51,579	60,226	72,314	108,208	180,861	521,964
Cumulative rate sensitive liabilities	$48,776	$100,355	$160,581	$232,895	$341,103	$521,964

Gap	$125,039	$2,005	$(47,070)	$(45,312)	$(43,813)	$36,345
Cumulative gap	125,039	127,044	79,974	34,662	(9,151)	27,194
Gap/ total assets	22.20%	0.36%	-8.36%	-8.04%	-7.78%	6.45%
Cumulative gap/ total assets	22.20%	22.55%	14.20%	6.15%	-1.62%	4.83%
Rate sensitive assets/ rate sensitive liabilities	3.56	1.04	0.22	0.37	0.60	1.20
Cumulative rate sensitive assets/ rate sensitive liabilities	3.56	2.27	1.50	1.15	0.97	1.05

Item 3.  Controls and Procedures

Based upon an evaluation by our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this Quarterly Report, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in this Quarterly Report has been made known to them in a timely fashion.

Our management is also responsible for establishing and maintaining adequate internal control over our financial reporting.  There were no changes in our internal control over financial reporting identified in connection with our evaluation of it that occurred during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)  None.

(b)  Not applicable.

(c)  None.

(d)  None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

On July 15, 2003 the Company furnished to the SEC a Current Report on Form 8-K dated July 15, 2003 under Item 12, including its financial results for the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: November 13, 2003	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman, President and
Chief Executive Officer

Date: November 13, 2003	/s/ Domingo Rodriguez
Domingo Rodriguez
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2003	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Vice President and
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350