Form 10KSB
period 2003-12-31
CARDINAL FINANCIAL CORP
filed 2004-03-30
CIK 1060523

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes       ☒                                           No                                ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.        ☐

The issuer’s revenues for the fiscal year ended December 31, 2003 were $28,431,000.

The aggregate market value of the voting shares held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 12, 2004 was $148,069,120.

The number of shares outstanding of Common Stock, as of March 12, 2004 was 17,550,211.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2004 Annual Meeting of Shareholders

PART I.

Item 1.  Description of Business

Overview

We own Cardinal Bank, N.A., a nationally chartered community bank headquartered in Tysons Corner, Virginia. Cardinal Bank has offices in Alexandria, Arlington, Fairfax City, Herndon, Leesburg, McLean, Reston, Sterling, Manassas, Tysons Corner, and Woodbridge, Virginia.  We conduct virtually all of our business through Cardinal Bank, N.A. and Cardinal Wealth Services, Inc.

History

Cardinal Financial Corporation was formed in late 1997, principally in response to opportunities resulting from the consolidation of several Virginia-based banks with regional bank holding companies.  In our market area, these bank consolidations had been accompanied by the dissolution of local boards of directors and relocation or termination of management and customer service professionals.

We organized Cardinal Bank N.A. as a wholly owned subsidiary that commenced operations on June 8, 1998.  Subsequently, we organized two additional wholly owned subsidiaries: Cardinal Bank – Manassas/Prince William, N.A., headquartered in Manassas, Virginia, that commenced operations on July 26, 1999; and Cardinal Bank – Dulles, N.A., headquartered in Reston, Virginia, that commenced operations on August 2, 1999.  In addition to the banks that we organized ourselves, effective as of September 1, 2000, we acquired The Heritage Bank through a merger with Heritage Bancorp, Inc. The Heritage Bank was renamed Cardinal Bank – Potomac as a result of the merger.  Effective March 1, 2002, we reorganized these four banking subsidiaries into a single bank, Cardinal Bank, N.A.

Growth Strategy

We believe that the recent and ongoing bank consolidation within the greater Washington, D.C. metropolitan area provides a significant opportunity to build a successful community-focused banking franchise.  We intend to continue to expand our business through internal growth as well as selective geographic expansion while maintaining strong asset quality and achieving sustained profitability.

Expand our footprint through branch expansion.  We intend to continue to expand our footprint by establishing new branches or acquiring existing branches or other financial institutions in communities that present attractive growth opportunities within Northern Virginia and other markets in the greater Washington, D.C. metropolitan area.  In September 2003, we opened a second Tysons Corner branch office in the lobby of our corporate headquarters building.  In October 2003, we opened our second Loudoun County branch office in downtown Leesburg, Virginia.  In December 2003, we opened our first eastern Prince William County office in Woodbridge, Virginia.  In February 2004, we opened a branch office in Herndon, Virginia.  All of these new branch offices are former branch locations of larger financial institutions.

As a result of the recent consolidation in our local banking market, we expect to continue to have opportunities to acquire or lease former branch sites from other financial institutions.  As we have done in the past, we may acquire additional sites prior to planned branch openings when we believe the sites are attractive and are available on favorable terms.  At the present time, we have a first right of refusal that gives us the option to purchase two branch facilities if the financial institution now operating in these locations chooses to close or move their operations anytime before January 2010.  We are also currently in negotiations to purchase or lease additional branch sites located in Northern Virginia, although there can be no assurance that we will be successful in acquiring any of them.  Our current plans contemplate that we will add as many as eight new branches by the end of 2005.  Because the opening of each new branch increases our operating expenses, we intend to stage new branch openings in an effort to take into account the impact on our results of operations.

Capitalize on the continued bank consolidation in our market.  Several recently announced or completed mergers of larger regional and national banks will result in further consolidation in our target market over the coming months.  We intend to capitalize on the dislocation of banking customers resulting from this continuing consolidation who are seeking more personalized service from a local institution.  We believe this consolidation creates opportunities for us to further expand our branch network to attractive retail sites, as discussed above, as well as to increase our market share of bank deposits within out target market.  As a local banking organization, we believe we can compete effectively by providing a high level of personalized service in a retail-oriented branch system.

Although we are not at this time engaged in negotiations with any specific bank acquisition targets, we will continue to explore the possibility of further growth through acquisition in Virginia and the metropolitan Washington, D.C. market.

Expand our lending activities.  We substantially increased our legal lending limit to over $12.0 million as a result of the completion of our secondary offering in December 2003.  The increase in our legal lending limit will allow us to further expand our commercial and real estate lending activities.  It will also improve our ability to serve larger residential homebuilders and allow us to seek business from larger government contractors in the greater Washington, D.C. area.  Government procurement in the greater Washington region exceeded $35 billion in 2002, and we believe there are unique growth opportunities in this sector of our regional economy.  As we grow, our goal is to significantly increase our loan-to-deposit ratio and shift the mix of our earning assets to higher yielding loans.  During significant periods of growth in our loan portfolio, our earnings could be impacted by additional provisions to our allowance for loan losses to reflect this growth.

Continue to recruit experienced lenders.  We have been successful in recruiting senior lenders with experience in and knowledge of our markets who have been displaced or have grown dissatisfied as a result of the bank consolidation in our market.  We intend to continue our efforts to recruit experienced lenders within our market who can have an immediate impact on generating additional loan volume through existing relationships.

Focus on specialized lending services.  We have expanded certain existing product lines, including government contract receivables lending, SBA guaranteed lending, and retail lending.  Our goal is to create a diversified, community-focused banking franchise, balanced between retail, commercial and real estate transactions and services.

Offer additional financial products and services.  We plan to commence mortgage-banking services through a subsidiary to enhance our participation in the Washington metropolitan area residential mortgage lending market and create additional fee income.  We have delayed our entry into the mortgage banking business due to the high price of entry caused by unprecedented levels of refinancings resulting from record low interest rates.  However, with rates at cyclical lows, we believe conditions will be favorable within the next 12-18 months to start-up or acquire a mortgage-banking subsidiary and take advantage of the continued strong housing market in the Washington metropolitan area.  Our focus will be to build relationships with local and national homebuilders in an attempt to reduce reliance on the cyclical refinancing market to remain competitive in this area.  Building relationships with larger homebuilders will also assist us in our efforts to increase our commercial real estate lending activities.

We plan to further develop and expand the investment services we offer through our wealth management subsidiary.  We believe we have opportunities to cross-sell additional services to our existing customers and that we will be able to attract new customers by offering a broader array of financial products and services.

Market Area

We consider our target market to be the greater Washington metropolitan area, which we define as the District of Columbia, the Northern Virginia counties of Arlington, Fairfax, Fauquier, Loudoun, Prince William, Spotsylvania and Stafford, the Northern Virginia cities of Alexandria, Manassas, Fairfax and Falls Church and the Maryland counties of Frederick, Montgomery and Prince George’s.

According to 2000 U.S. Census data, the population of the greater Washington metropolitan area was approximately 4.5 million people.  The average of the median household income figures reported in the 2000 U.S. Census for each of the 15 jurisdictions comprising the greater Washington metropolitan area was approximately $64,200, compared to a national median household income of approximately $42,000.  Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for December 2003, the unemployment rate for the greater Washington metropolitan area was approximately 3.0%, compared to a national unemployment rate of 5.7%.  According to 2000 U.S. Census figures, approximately 44% of adults at least 25 years old in this area have a bachelor’s degree or higher, compared to approximately 24% nationally.  As of June 30, 2003, total deposits in this area were approximately $104 billion.

Our headquarters is located approximately seven miles west of Washington, D.C. in Fairfax County, Virginia.  The 2000 U.S. Census data indicates that Fairfax County is the most populous county in Virginia with a population of approximately one million people and a median household income of over $81,000.  Based on estimates released by the Bureau of Statistics of the U.S. Department of Labor for December 2003, the unemployment rate in Fairfax County was 1.9%.  The 2000 U.S. Census data shows that over 54% of Fairfax County adults at least 25 years old have a bachelor’s degree or higher.

Competition

The greater Washington region is dominated by branches of large regional or national banks headquartered outside of the region.  Our market area is a highly competitive, highly branched banking market.  We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Greater Washington region and elsewhere.

Competition for deposits and in providing lending products and services to small businesses and professionals in the market area is intense, and pricing is important.  Many of our competitors have substantially greater resources and lending limits than we do.  In addition, many competitors offer extensive branch networks that we currently do not provide.  Moreover, larger institutions operating in the greater Washington market have access to borrowed funds at lower costs than are available to us. However, we have succeeded in competing in this environment due to an emphasis on a high level of personalized customer service and community involvement while maintaining conservative credit underwriting standards.

With over 1,500 bank branches in the greater Washington region, deposit competition among institutions in the market area also is very strong.  However, of the $104 billion in bank deposits in the greater Washington region at June 30, 2003, just over 70% were held by banks that are either based outside of the greater Washington region or are operating wholesale banks drawing deposits nationally (E*TRADE Bank, Capital One Bank and Treasury Bank). In just over five years, we have grown to the seventh largest financial institution headquartered in the greater Washington region measured by total deposits.  By providing competitive products and more personalized service, and being actively involved in our local communities, we feel we can continue to increase our share of this banking deposit market.

Customers

We believe that the recent and ongoing bank consolidation within Northern Virginia and the greater Washington region provides a significant opportunity to build a successful, locally-oriented banking franchise.  We also believe that many of the larger financial institutions in our area do not emphasize a high level of personalized service to the small and medium-sized commercial, professional or individual retail customer.  Our commercial relationship managers focus their marketing efforts on attracting small and medium-sized businesses as well as commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

Although we expect to continue serving the business and professional market with experienced commercial relationship managers, we have increased our retail marketing efforts through the expansion of our branch network and development of additional retail products and services. We expanded our deposit market share through aggressive marketing of our President’s Club relationship product and our Totally Free Checking product. In addition, during the second quarter of 2002, we organized our retail lending group which specializes in consumer lending products, and in 2003 we established a small business lending group and a government contract lending group.

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

The bank is committed to providing high quality banking products and services to its customers, and has made a significant investment in its core banking systems, which supports virtually every banking function.  The system provides the technology that fully automates the branches, processes bank transactions, mortgages, loans and electronic banking, conducts database and direct response marketing, provides cash management solutions, streamlined reporting and reconciliation support as well as sales support.

With this investment in technology, the bank offers Internet-based delivery of products for both consumers and commercial customers.  Customers can open accounts, apply for loans, check balances, check account history, transfer funds, pay bills, download account transactions into Quicken™ and Microsoft Money™, use interactive calculators and correspond via e-mail with the bank over the Internet.  The Internet provides an inexpensive way for the bank to expand its geographic borders and branch activities while providing the kind of services one would expect from larger banks.

We offer a broad array of banking products and services to our customers.  These products and services are set forth below.

Lending

We offer a full range of short- to long-term commercial, real estate and consumer lending products and services, which are described in further detail below.  We have established pre-determined target levels as targets for the diversification of our loan portfolio across the various categories of loans.  Commercial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 17%, 41%, 13%, 13%, 13% and 3%, respectively of our loan portfolio at December 31, 2003.  We may adjust these levels from time to time as the credit demands of the community change and as our business evolves.

Commercial Loans.  We make commercial loans to qualified businesses in our market area.  Our commercial lending portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment.  Our recently established government contracting lending group provides secured lending to government contract firms and businesses based primarily on receivables from the federal government.  We have also recently begun offering Small Business Administration (SBA) guaranteed loans and asset-based lending arrangements to certain of our customers.  In 2003, we became certified as a preferred lender by the SBA, which provides us with much more flexibility in approving loans guaranteed under the SBA’s various loan guaranty programs.

Commercial loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields.  Residential mortgage loans generally are made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by real estate, the value of which generally is readily ascertainable.  In contrast, commercial loans typically are made on the basis of the borrower’s ability to repay the loan from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself.  Further, the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as residential real estate.

To manage these risks, our policy is to secure the commercial loans we make with both the assets of the borrowing business and other additional collateral and guarantees that may be available.  In addition, we actively monitor certain measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

Commercial Mortgage Loans.  We also originate commercial mortgage loans.  These loans are primarily secured by various types of commercial real estate, including office, retail, warehouse, industrial and other non-residential types of properties and are made to the owners and/or occupiers of such property.  The majority of these loans have maturities generally ranging from one to ten years.

Commercial mortgage lending entails significant additional risk compared with residential mortgage lending.  Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Additionally, the repayment of loans secured by income-producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent than is the case with residential mortgage loans, to adverse conditions in the real estate market or in the economy generally.  Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements with respect to these loans.  We also carefully consider the location of the property that will be collateral for the loan in the loan underwriting process.

Loan-to-value ratios for commercial mortgage loans generally do not exceed 75%.  We permit loan-to-value ratios up to 80% if the property is owner occupied and the borrower has unusually strong liquidity, net worth and cash flow.

Residential Mortgage Loans.  Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures.  We make mortgage loans with a variety of terms, including fixed and floating or variable rates and a variety of maturities.

Residential mortgage loans generally are made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which tends to be easily ascertainable.  These loans are made consistent with our appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities.  Residential mortgage loans and home equity lines of credit secured by owner-occupied property generally are made with a loan-to-value ratio of up to 80%.  Loan-to-value ratios of up to 90% may be allowed on residential owner-occupied property if the borrower exhibits unusually strong general liquidity, net worth and cash flow.

Construction Loans.  Our construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects.  Construction lending entails significant additional risks compared with residential mortgage lending.  Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Construction loans also involve additional risks in that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To minimize the risks associated with construction lending, we limit loan-to-value ratios for owner occupied residential or commercial properties to 80%, and for investor-owned residential or commercial properties to 75% of when-completed appraised values.  We expect that the loan-to-value ratios will be sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss.  Maturities for construction loans generally range from six to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties.

Consumer Loans.  Our consumer loans consist primarily of installment loans made to individuals for personal, family and household purposes.  The specific types of consumer loans we make include home improvement loans, debt consolidation loans and general consumer lending.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets, such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  A loan may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan, such as the bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Our policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful credit and financial analysis of the borrower.  In evaluating consumer loans, we require our lending officers to review the borrower’s level and stability of income, past credit history, amount of currently outstanding debt and the impact of these factors on the ability of the borrower to repay the loan in a timely manner.  In addition, we require our banking officers to maintain an appropriate margin between the loan amount and collateral value.

We also issue credit cards to certain of our customers.  In determining to whom we will issue credit cards, we evaluate the borrower’s level and stability of income, past credit history and other factors.  Finally, we make additional loans that are not classified in one of the above categories.  In making such loans, we attempt to ensure that the borrower meets our loan underwriting standards.

Loan Participations

From time to time we purchase and sell loan participations to or from other banks within our market area.  All loan participations purchased have been underwritten using the bank’s standard and customary underwriting criteria and are in good standing.

Deposits

We offer a broad range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options.  The primary sources of deposits are small and medium-sized businesses and individuals within our target market.  Senior management has the authority to set rates within specified parameters in order to remain competitive with other financial institutions in our market area.  We do not currently engage in the purchase of any brokered deposits.  All deposits are insured by the Federal Deposit Insurance Corporation up to the maximum amount permitted by law.  We implement a service charge fee schedule, which is competitive with other financial institutions in our market, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

Courier Services

We offer courier services to our business customers.  Courier services permit us to provide the convenience and personalized service that our customers require by scheduling pick-ups of deposits.

Telephone and Internet Banking

We believe that there is a strong demand within our market for telephone banking and Internet banking.  Both services allow both commercial and retail customers to access detailed account information and execute a wide variety of the banking transactions referred to above.  We believe that these services are particularly attractive for our customers, as it enables them to conduct their banking business and monitor their bank accounts from remote locations and at anytime during the day or night. Telephone and Internet banking assists us in attracting and retaining customers and encourages our existing customers to consider Cardinal for all of their banking and financial needs.

Automatic Teller Machines

We have an ATM at each of our branch offices and we make other financial institutions’ ATMs available to our customers.

Other Products and Services

We offer other banking-related specialized products and services to our customers, such as travelers checks and safe deposit services.  We do not currently engage in any interest rate hedging activities and are not involved in any off balance sheet transactions or relationships, except for letters of credit issued on behalf of commercial customers in the ordinary course of business.  We have not engaged in any securitizations of loans.

Credit Policies

Our senior lending officers and chief credit officer are primarily responsible for maintaining a quality loan portfolio and developing a strong credit culture throughout the entire organization.  The chief credit officer is responsible for developing and updating our credit policies and procedures, which are approved by the board of directors.  Senior lending officers may make exceptions to these credit policies and procedures as appropriate, but any such exception must be approved by the chief credit officer, documented and made for sound business reasons.

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

Under our credit policies, we continually monitor our concentration of credit risk.  We have established a specific concentration limit for any individual or entity, any group of borrowers related as to the source of repayment or any one specific industry.  Furthermore, the bank has established limits on the total amount of the bank’s outstanding loans to one borrower, all of which are set below legal lending limits.

Brokerage and Investment Services

We provide brokerage and investment services through a contract with Raymond James Financial Services, Inc.  Under this contract, financial advisors can offer our customers an extensive range of financial products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income securities and equity research and recommendations.

In August 2003, we appointed Rex Wagner as President and Chief Executive Officer of Cardinal Wealth Services, Inc. to oversee the investment products and services that we can offer our customers.  Mr. Wagner had previously served as Manager of Raymond James & Associates, Inc.’s Washington, D.C. office.

Employees

At December 31, 2003, we had 115 full-time employees and 14 part-time employees.  None of our employees are represented by any collective bargaining unit.  We believe our relations with our employees are good.

Government Supervision and Regulation

General

As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System.  Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare.  Our bank subsidiary is also subject to various consumer and compliance laws.  As a national bank, Cardinal Bank, N.A., is subject to primary regulation, supervision and examination by the Office of the Comptroller of the Currency.  Our bank subsidiary also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation.

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

•                  furnishing services to or performing services for our subsidiary; and

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

In November 1999, Congress enacted the Gramm-Leach-Bliley Act, which made substantial revisions to the statutory restrictions separating banking activities from other financial activities.  Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.”  As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities.  Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries.  For example, insurance activities would be subject to supervision and regulation by state insurance authorities.  Although we have not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, we will likely elect to do so in the future.

Payment of Dividends

We are a legal entity separate and distinct from our banking and other subsidiaries.  Virtually all of our revenues will result from dividends paid to us by our bank subsidiary.  Our bank subsidiary is subject to laws and regulations that limit the amount of dividends that it can pay.  Under the National Bank Act, a national bank may not declare a dividend in excess of its undivided profits, which means that our national bank subsidiary must recover any start-up losses before it may pay a dividend to us.  Additionally, our national bank subsidiary may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC.  Our national bank subsidiary may not declare or pay any dividend if, after making the dividend, the national bank would be “undercapitalized,” as defined in the federal regulations.

Both the OCC and the FDIC have the general authority to limit the dividends paid by national banks and insured banks if the payment is deemed an unsafe and unsound practice.  Both the OCC and the FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums.  These regulatory requirements regarding capital affect our dividend policies.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Virginia law also imposes some restrictions on our ability to pay dividends.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of our bank subsidiary are insured by the FDIC up to the limits set forth under applicable law.  The deposits of our bank subsidiary are subject to the deposit insurance assessments of the Bank Insurance Fund, or “BIF”, of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations.  For example, depository institutions insured by the BIF that are “well capitalized” and that present few or no supervisory concerns are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from 0.03% to 0.27% of domestic deposits.  These rate schedules are subject to future adjustments by the FDIC. In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the FDIC insurance fund in relation to total deposits in FDIC insured banks.  The FDIC has authority to impose special assessments from time to time.

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund.  Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action.  The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC.  We are not aware of any existing circumstances that could result in termination of any of our bank subsidiary’s deposit insurance.

Capital Requirements

Each of the OCC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises.  Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%.  At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles.  The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance.  In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  In sum, the capital measures used by the federal banking regulators are:

•                  the Total Risk-Based Capital ratio, which is the total of Tier 1 Risk-Based Capital and Tier 2 Capital;

•                  the Tier 1 Risk-Based Capital ratio; and

•                  the leverage ratio.

Under these regulations, a national bank will be:

•                  “well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•                  “adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•                  “undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8% or greater, a Tier 1 Risk-Based Capital ratio of less than 4% (or 3% in certain circumstances), or a leverage ratio of less than 4% (or 3% in certain circumstances);

•                  “significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•                  “critically undercapitalized” if its tangible equity is equal to or less than 2% of tangible assets.

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

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent.  These obligations and restrictions are not for the benefit of investors.  Regulators may pursue an administrative action against any bank holding company or national bank which violates the law, engages in an unsafe or unsound bank practice or which is about to engage in an unsafe and unsound banking practice.  The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil penalty action.  A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken.  Under the policies of the Federal Reserve Board, we are required to serve as a source of financial strength to our subsidiary depository institution and to commit resources to support the bank in circumstances where we might not do so otherwise.

Interstate Banking and Branching

Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation.  Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date.  For example, as a bank headquartered in Virginia, we may acquire a bank or branch in Maryland, but we cannot simply establish a branch in Maryland.  After a bank has established a branch in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

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

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits.  NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution.  For net transaction accounts in 2003, the first $5.7 million will be exempt from reserve requirements.  A 3% reserve ratio will be assessed on net transaction accounts over $5.7 million to and including $41.3 million.  A 10% reserve ratio will be applied to net transaction accounts in excess of $41.3 million.  These percentages are subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank.  Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to a nonaffiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.  Section 23B applies to “covered transactions” as well as sales of assets and payments of money to an affiliate.  These transaction must also be conducted on terms substantially the same, or at least favorable, to the bank as those provided to nonaffiliates.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks.  Under Section 22(h) of the

Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and to entities controlled by any of the foregoing, may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank’s loan-to-one borrower limit.  Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus.  Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting.  The OCC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000).  Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

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

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity .

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

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the OCC for national bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates.  It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended.  It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.”  Additionally, the new law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

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

Item 2.  Description of Property

We conduct our business from our headquarters in Tysons Corner, Virginia and 12 branch banking offices.  The following table provides certain information with respect to our properties:

Location:	Date Facility Opened:	Ownership and Leasing Arrangements

Headquarters and Branch Office #1 8270 Greensboro Drive McLean, Virginia 22102	March, 2003	We occupy approximately 45,000 square feet under a lease (including a lobby-level branch office containing approximately 3,200 square feet) that expires January 31, 2010.

Branch Office #2 Cardinal Bank, N.A. 10641 Lee Highway Fairfax, Virginia 22030	January, 1998	This branch occupies a three-story brick structure, which contains approximately 9,000 square feet under a lease that expires December 31, 2007.

Branch Office #3 Cardinal Bank, N.A. 1737 King Street Alexandria, Virginia 22314	June, 2000	This branch occupies approximately 2,600 square feet under a lease that expires December 31, 2013.

Branch Office #4 Cardinal Bank, N.A. 11150 Sunset Hills Road Reston, Virginia 20190	August, 1999	This branch occupies approximately 3,600 square feet of a three-story structure under a lease that expires December 31, 2008.

Branch Office #5 Cardinal Bank, N.A. 46005 Regal Plaza Sterling, Virginia 20165	September, 2000	This branch occupies approximately 3,000 square feet under a lease that expires February 28, 2009.

Branch Office #6 Cardinal Bank, N.A. 1313 Dolley Madison Blvd. McLean, Virginia 22101	September, 2000	This branch occupies approximately 2,200 square feet under a lease that expires July 31, 2008.

Branch Office #7 Cardinal Bank, N.A. 1650 Tysons Boulevard McLean, Virginia 22102	September, 2000	This branch occupies approximately 4,100 square feet under a lease that expires March 31, 2006.

Branch Office #8 Cardinal Bank, N.A. 9626 Center Street Manassas, Virginia 20110	July, 1999	This branch occupies a two-story building containing approximately 6,000 square feet and owned by us. We have leased 3,000 square feet of this building during 2002.

Location:	Date Facility Opened:	Ownership and Leasing Arrangements

Branch Office #9 Cardinal Bank, N.A. 2100 N. Glebe Road Arlington, Virginia 22207	September, 2002	This branch occupies approximately 1,200 square feet under a lease that expires August 31, 2007.

Branch Office #10 Cardinal Bank, N.A. 20 Catoctin Circle Leesburg, Virginia 20175	October, 2003	This branch occupies approximately 2,600 square feet under a lease that expires December 31, 2008.

Branch Office #11 Cardinal Bank, N.A. 13870 Smoketown Road Woodbridge, Virginia 22193	December, 2003	This branch occupies approximately 2,800 square feet and is owned by us.

Branch Office #12 Cardinal Bank, N.A. 199 Elden Street Herndon, Virginia 22070	February, 2004	This branch occupies approximately 2,900 square feet and is owned by us.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3.  Legal Proceedings

In the ordinary course of our operations, we may become party to legal proceedings.  Currently, we are not party to any material proceedings and no such proceedings are, to management’s knowledge, threatened against us.

Item 4.  Submission of Mattes to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is currently listed for quotation on the Nasdaq National Market under the symbol "CFNL."  Prior to December 17, 2003, our common stock was listed for quotation on the Nasdaq SmallCap Market under the same symbol.  As of December 31, 2003, our common stock was held by 377 shareholders of record.  In addition, we estimate that there were 3,642 beneficial owners of our common stock who own their shares through brokers or banks.

The high and low sale prices per share for our common stock for each quarter of 2002 and 2003, as reported on the Nasdaq National Market and the Nasdaq SmallCap Market prior to December 17, 2003, were as follows:

Periods Ended	High	Low
2002
First Quarter	$6.50	$3.60
Second Quarter	5.85	4.86
Third Quarter	4.96	4.02
Fourth Quarter	4.50	4.01
2003
First Quarter	5.45	4.30
Second Quarter	7.01	5.13
Third Quarter	7.08	6.10
Fourth Quarter	8.60	6.40

We have not declared or distributed any cash dividends to the holders of our common shares, and it is not likely that we will declare any cash dividends on our common shares in the foreseeable future.  A dividend accrues on the 7.25% Cumulative Convertible Preferred Stock, Series A, at the rate of $0.3625 per share per annum.  This dividend is payable, at the discretion of the board of directors, on a quarterly basis.  To date, we have paid the dividend to the holders of the 7.25% Cumulative Convertible Preferred Stock, Series A.  Our board of directors intends to follow a policy of retaining any earnings to provide funds to operate and expand our business for the foreseeable future.  Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions.

Our ability to distribute cash dividends will depend primarily on the abilities of our subsidiaries to pay dividends to us.  As a national bank, Cardinal Bank, N.A. is subject to legal limitations on the amount of dividends it is permitted to pay.  Furthermore, neither Cardinal Bank, N.A. nor we, may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business.  For additional information on these limitations, see “Government Regulation and Supervision – Payment of Dividends” in Item 1 above.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at December 31, 2003 and 2002 and the results of our operations for the years ended December 31, 2003, 2002 and 2001.  The discussion should be read in conjunction with the accompanying consolidated financial statements.

Overview

Cardinal Financial Corporation (“Cardinal”), a locally owned and managed financial services organization headquartered in Tysons Corner, Virginia, is committed to providing top quality customer service, a diversified product mix and convenient avenues for banking to consumers and businesses.  We own Cardinal Bank, N.A., a nationally chartered community bank, and Cardinal Wealth Services, Inc., an investment services subsidiary.  Through these two subsidiaries, we offer a wide range of banking products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium-sized business as well as commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.  We have an expansive retail branch network and develop competitive retail products and services.  We complement our core banking operations by offering investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc.

Net interest income is our primary source of income.  As discussed further in our interest rate sensitivity section, we manage our balance sheet and interest rate risk to enhance our net interest income.  We do this by monitoring the spread between the interest rates earned on investment securities and loans and the interest rate paid on deposits and other interest-bearing liabilities.  Changes in interest rates will affect our operating performance and financial condition.  We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it.  In addition to management of interest rate risk, we analyze our loan portfolio for exposure to credit risk.  Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully.  In addition to net interest income, non-interest income is a source of income for us and includes service charges on deposits and loans, investment fee income and gains on sales on investment securities available-for-sale.

Our business strategy is to grow through geographic expansion while maintaining strong asset quality and achieving sustained profitability.  We completed a secondary common stock offering that raised $41.7 million in capital in December 2003 and an additional $6.7 million in capital following the exercise of the underwriters’ over-allotment option in January 2004.  This capital is being used to support the expansion of our branch office network and balance sheet growth.  We were able to increase our legal lending limit to over $12 million, which will allow us to expand our commercial and real estate lending loan portfolios.  We expect to increase our loan-to-deposit ratio and shift the mix of our earning assets to higher yielding loans.  We intend to increase our selection of banking products and financial services in order to diversify our revenue base, increase fee income, and strengthen customer relationships.

Recent Financial Developments

Prior to March 2002, Cardinal was a multi-bank organization.  In addition to Cardinal Bank, N.A., which began operations in 1998, we opened two additional banking subsidiaries in 1999, and acquired an additional banking subsidiary through our acquisition of Heritage Bancorp, Inc. in 2000.  From November 2001 to March 2002, we consolidated three of our banking subsidiaries into Cardinal Bank, N.A.  We completed the consolidation of our original four banking subsidiaries into a single bank in order to reduce costs and streamline operations and decision-making.

We were required to evaluate our goodwill for impairment and, in the fourth quarter of 2001, we had an $8.3 million impairment of goodwill, substantially eliminating the goodwill attributable to the purchase of Heritage Bancorp, Inc.  The writedown arose from our evaluation of losses incurred by the Heritage banking subsidiary during 2000 and 2001, coupled with expectations of future additional losses.  A valuation of the bank was performed by an external consultant in response to these impairment indicators.  The valuation confirmed a significant impairment in our investment in Heritage and resulted in the write down of goodwill.

As a result of the bank consolidation, we reduced staffing levels during the fourth quarter of 2001. We reduced our number of employees from 138 on June 30, 2001 to 105 as of December 31, 2001.  Most of the staff reductions were made in the commercial lending area of the bank, which had become overstaffed in light of the shift in strategy from four banks to one.  We also made significant reductions in staff in our centralized administration areas, including accounting, deposit operations and credit administration.

Our restructuring resulted in significant savings in operating costs during 2002.  However, an other than temporary write down of $1.7 million on a WorldCom bond recorded in the second quarter of 2002, created a reported net loss to common shareholders of $1.0 million for the year ended December 31, 2002.

2003 was our first full year of profitability for the Company.  We reported net income of $5.7 million or $0.54 per diluted common share in 2003.  Included in this net income, we recorded an income tax benefit of $3.5 million attributable to the recognition of a deferred tax asset resulting primarily from prior periods’ net operating loss carryforwards.  The pretax profitability to common shareholders in 2003 was $ 2.2 million, which was achieved through continued growth in our earning assets, as well as increases in non-interest income, mostly attributable to $1.4 million of realized gains on sales of investment securities available-for-sale.  These sales were mostly from our mortgage-backed investment securities available-for-sale portfolio, which had accelerated prepayment speeds as a result of the low mortgage rate environment during 2003.  We sold these securities with realized gains and reinvested the funds in our loan and investment securities portfolio.  We do not expect to record such gains in the future, although we may sell portions of our available-for-sale investment securities portfolio as needed for liquidity purposes.

Critical Accounting Policies

General

Accounting policies generally accepted in the United States are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters.  Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the consolidated financial statements.  Actual results could differ from those estimates.

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

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are adequate, it is possible that there may be unidentified losses in the portfolio that may become evident only at a future date.  Additional provisions for such losses, if necessary, would negatively impact earnings and would be recorded in the commercial banking business segment.

For purposes of our loan loss reserve methodology, we categorize our loans into one of five categories:  commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer loans.  Peer group annual loss factors (in the absence of historical results) are applied to all categories and are adjusted by the projected duration of the loan category and by the qualitative factors mentioned above.  The indicated loss factors resulting from this analysis are applied to each of the loan categories to determine a reserve level for each of the five categories of loans.  In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral values.  Since we have limited historical data on which to base loss factors for classified loans, we apply, in accordance with regulatory guidelines, a 5% loss factor to all special mention loans and a 15% loss factor to all substandard loans.

Valuation of Deferred Tax Assets

Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods.  When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance.  During the fourth quarter of 2003, we recorded an income tax benefit of $3.5 million primarily attributable to the recognition of deferred tax assets related to our net operating loss carryforwards.  The benefit of our deferred tax assets was recognized based on a detailed assessment indicating that it is more likely than not that the benefit of these net operating losses would be realized through the generation of future taxable income.  Additional information on the valuation allowance can be found in Footnote 9 to the Notes to Consolidated Financial Statements.

Caution About Forward-Looking Statements

We make forward-looking statements in this Form 10-KSB that are subject to risks and uncertainties.  These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements.

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•                  the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•                  changes in interest rates and interest rate policies;

•                  risks inherent in making loans such as repayment risks and fluctuating collateral values;

•                  the successful management of interest rate risk;

•                  maintaining cost controls and asset qualities as we open or acquire new branches;

•                  maintaining capital levels adequate to support our growth;

•                  reliance on our management team, including our ability to attract and retain key personnel;

•                  competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•                  changes in general economic and business conditions in our market area;

•                  demand, development and acceptance of new products and services;

•                  problems with technology utilized by us;

•                  changing trends in customer profiles and behavior; and

•                  changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, our past results of operations do not necessarily indicate our future results.

New Financial Accounting Standards

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46 Revised (FIN 46R), issued in December 2003, replaces FIN 46.  FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered special-purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period ending after December 15, 2003.  For any variable interest entities (VIE) that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We adopted FIN 46R as of December 31, 2003 and currently have no variable interest entities that require consolidation of previously unconsolidated entities or disclosure in the consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is generally effective for contracts entered into or modified after June 30, 2003.  This Statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts, collectively referred to as “derivatives” and hedging activities under Statement No. 133.  Statement No. 149 has not had an impact on our equity, financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  The provisions of Statement No. 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003.  The adoption of this standard did not have a material impact on our equity, financial condition, or operating results.

In December 2003, the FASB deferred for an indefinite period the application of the guidance in Statement No. 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under Statement No. 150.  The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries.  Management does not believe any such applicable entities exist as of December 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.  The liability is recognized for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur.  The initial measurement of this liability is the fair value of the guarantee at inception.  The recognition of the liability is required even if it is not probable that payments will be required under the guarantee, or if the guarantee was issued with a premium payment, or as part of a transaction with multiple elements.  We currently have $3.3 million of standby letters of credit that require accounting and disclosure under FIN 45.  No liability has been recorded as of December 31, 2003 and December 31, 2002, as such amounts were immaterial.

Selected Financial Information

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001	2000	1999
Income Statement Data:
Interest income	$24,602	$20,242	$16,577	$11,150	$4,330
Interest expense	9,429	9,586	7,500	4,740	1,305
Net interest income	15,173	10,656	9,077	6,410	3,025
Provision for loan losses	1,001	444	1,202	753	514
Net interest income after provision for loan losses	14,172	10,212	7,875	5,657	2,511
Non-interest income	3,829	2,864	3,157	2,098	1,320
Non-interest expense	15,355	13,605	23,756	11,726	7,870
Net income (loss) before income taxes	2,646	(529)	(12,724)	(3,971)	(4,039)
Income tax benefit	(3,508)	—	—	—	—
Net income (loss)	6,154	(529)	(12,724)	(3,971)	(4,039)
Dividends to preferred shareholders	495	495	503	171	—
Net income (loss) to common shareholders	$5,659	$(1,024)	$(13,227)	$(4,142)	$(4,039)

Balance Sheet Data:
Total assets	$636,248	$486,323	$279,584	$207,048	$97,033
Loans receivable, net of fees	336,002	249,106	200,911	154,271	68,167
Allowance for loan losses	4,344	3,372	3,104	1,900	726
Total investment securities	273,614	163,665	34,147	6,935	4,807
Total deposits	474,129	423,479	246,024	163,371	59,873
Other borrowed funds	74,457	2,000	9,824	7,287	6,000
Total shareholders’ equity	85,412	40,712	20,624	34,112	30,745
Preferred shares outstanding	1,364	1,365	1,365	1,411	—
Common shares outstanding	16,377	10,044	4,294	4,253	4,243

Per Common Share Data:
Basic net income (loss)	$0.55	$(0.13)	$(3.11)	$(0.98)	$(0.95)
Fully diluted net income (loss)	0.54	(0.13)	(3.11)	(0.98)	(0.95)
Book value	4.80	3.37	3.21	6.36	7.25
Tangible book value	4.80	3.31	3.06	4.11	7.25

Performance Ratios:
Return on average assets	1.18%	(0.14% )	(5.24% )	(2.72% )	(5.61% )
Return on average equity	15.05	(1.61)	(39.14)	(12.72)	(12.26)
Net interest margin (1)	3.00	2.92	4.17	4.82	4.59
Efficiency ratio (2)	80.81	100.63	194.18	137.82	181.13
Non-interest income to average assets	0.73	0.74	1.30	1.44	1.83
Non-interest expense to average assets	2.94	3.50	9.79	8.03	10.93
Total loans receivable, net of fees to total deposits	70.87	58.82	81.66	94.43	113.85

Asset Quality Ratios:
Net charge-offs to average loans receivable	0.01%	0.05%	—%	—%	—%
Non-performing loans to loans receivable, net of fees	0.12	0.39	0.46	0.38	—
Non-performing loans to total assets	0.06	0.20	0.33	0.28	—
Allowance for loan losses to nonperforming loans	1,102.54	345.49	334.84	323.68	—
Allowance for loan losses to loan receivable, net of fees	1.29	1.35	1.54	1.23	1.07

Capital Ratios:
Tier 1 risk-based capital	19.66%	12.25%	9.04%	18.89%	37.86%
Total risk-based capital	20.66	13.35	10.42	19.94	38.75
Leverage capital ratio	15.45	8.97	8.57	17.39	32.55

Other:
Average shareholders’ equity to average total assets	7.84%	8.45%	13.39%	21.37%	45.76%
Average loans receivable, net of fees to average total deposits	63.02	59.36	91.69	97.03	92.07
Average common shares outstanding:
Basic	10,218	7,949	4,258	4,246	4,241
Diluted	10,445	7,949	4,258	4,246	4,241

(1) Net interest margin is calculated as net interest income divided by total average earning assets.

(2) Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income.

Financial Overview

2003 Compared to 2002

At December 31, 2003, total assets were $636.2 million, an increase of 30.8% or $149.9 million, compared to $486.3 million at December 31, 2002.  Total loans receivable, net of fees, increased 34.9% or $86.9 million, to $336.0 million at December 31, 2003, compared to $249.1 million at December 31, 2002.  Total investment securities increased by $109.9 million, or 67.2%, to $273.6 million at December 31, 2003, compared to $163.7 million at December 31, 2002.  Total deposits increased 12.0%, or $50.7 million, to $474.1 million as of December 31,

2003, compared to $423.5 million at December 31, 2002.  Other borrowed funds increased $72.5 million to $74.5 million at December 31, 2003 compared to $2.0 million at December 31, 2002.  During 2003, we introduced repurchase agreements to our customers, which totaled $25.5 million at December 31, 2003.  In addition, advances from the Federal Home Loan Bank of Atlanta increased to $49.0 million as of December 31, 2003, due primarily to this funding source being at its lowest interest rates in several years.

Shareholders’ equity at December 31, 2003 was $85.4 million, an increase of $44.7 million, compared to $40.7 million at December 31, 2002.  The increase in shareholders’ equity is primarily attributable to our completing a secondary common stock offering of 6.3 million shares that raised $41.7 million in new capital during December 2003.  In addition, we issued another 945,000 shares in January 2004, as a result of the exercise of the underwriters’ over-allotment option, which provided us with an additional $6.7 million in capital.  This additional capital will be used to support additional asset growth and general corporate purposes.  In addition, net income to common shareholders of $5.7 million contributed to the increase in shareholders’ equity, offset by the change in unrealized losses on investment securities available-for-sale of $2.9 million.  Book value per common share at December 31, 2003 and 2002 was $4.80 and $3.37, respectively.  Total risk based capital to total risk-weighted assets increased to 20.66% at December 31, 2003 compared to 13.35% at December 31, 2002, maintaining a well-capitalized position for regulatory purposes going into 2004.  Total shareholders’ equity to total assets at December 31, 2003 and 2002 were 13.4% and 8.4%, respectively.

We recorded net income of $5.7 million, or $0.54 per diluted common share, for the year ended December 31, 2003, compared to a net loss of $1.0 million or $0.13 per common share, for the comparable period in 2002, an improvement of $6.7 million.  This net income includes an income tax benefit of $3.5 million attributable to the recognition of prior periods’ net operating loss carryforwards.  We recorded pretax income of $2.2 million for the year ended December 31, 2003.  All results are presented after the effect of preferred stock dividends of $495,000 for each of the years ended December 31, 2003 and 2002.

The return on average assets was for the years ended December 31, 2003 and 2002 was 1.18% and (0.14)%, respectively.  The return on average equity for the years ended December 31, 2003 and 2002 was 15.05% and (1.61)%, respectively.

2002 Compared to 2001

Our net loss for the year ended December 31, 2002 totaled $1.0 million or $0.13 per common share, compared with a loss of $13.2 million or $3.11 per common share for the same period of 2001.  The 2002 loss included an other than temporary impairment of $1.7 million of an investment in a WorldCom bond that we recorded in the second quarter of 2002.  If the impact of the WorldCom impairment were excluded, we would have reported net income of $636,000, or $0.08 per common share, for the year ended December 31, 2002.  Table 1 shows a reconciliation of GAAP to Non-GAAP financial measures, which we believe appropriately compares our operating results for 2003, 2002 and 2001 by excluding the other than temporary impairment, goodwill impairment and restructuring costs reported in their respective periods.  All year-end results are presented after the effect of dividends paid to preferred shareholders of $495,000 and $503,000 for the years ended December 31, 2002 and 2001, respectively.  The return on average assets for the years ended December 31, 2002 and 2001 were (0.14)% and (5.24)%, respectively.  The return on average equity for the years ended December 31, 2002 and 2001 were (1.61)% and (39.14)%, respectively.

Total assets increased $206.7 million, or 74.0%, to $486.3 million at December 31, 2002, compared to $279.6 million at December 31, 2001.  Asset growth was funded primarily by deposit growth of $177.5 million, or 72.1%, to $423.5 million at December 31, 2002.  The strong growth experienced during 2002 is attributed to aggressive promotion of our products through advertising and direct mail in addition to opening our eighth branch in Arlington, Virginia during the fourth quarter of 2002.

Total shareholders’ equity increased $20.1 million or 97.4% to $40.7 million at December 31, 2002 compared to $20.6 million at December 31, 2001.  This increase was primarily a result of the $18.5 million of additional capital that we raised in our two common stock offerings during the second quarter of 2002.  Book value per common share increased to $3.37 at December 31, 2002 compared to $3.21 at December 31, 2001.  The ratio of risk-based capital to risk-based assets increased to 13.35% at December 31, 2002 compared to 10.42% at December 31, 2001.  Total shareholders’ equity to total assets at December 31, 2002 and 2001 were 8.4% and 7.4%, respectively.

Reconciliation of GAAP to Non-GAAP Financial Measures
Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands, except per share data)

	2003	2002	2001
Reported net income (loss) to common shareholders	$5,659	$(1,024)	$(13,227)
Less impairments and restructuring costs:
Other than temporary impairment of WorldCom bond	—	1,660	—
Impairment of Heritage Bancorp goodwill	—	—	8,264
Restructuring costs	—	—	884
Net income (loss) without impairments and restructuring costs	$5,659	$636	$(4,079)

Reported net income (loss) per common share	$0.55	$(0.13)	$(3.11)
Less impairments and restructuring costs:
Other than temporary impairment of WorldCom bond	—	0.21	—
Impairment of Heritage Bancorp goodwill	—	—	1.94
Restructuring costs	—	—	0.21
Earnings (loss) per common share without impairments and resturcturing costs	$0.55	$0.08	$(0.96)

Statements of Operations

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-bearing assets and the interest paid on deposits and other interest-bearing liabilities.  The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods.  During 2002 and continuing in 2003, we continued to experience a weakened economy that had entered into a recessionary phase early in 2001.  During 2001, the Federal Reserve lowered rates eleven times in order to generate economic growth.  During the fourth quarter of 2002, in response to this weakening economy and the lack of any inflationary pressures, the Federal Reserve lowered rates an additional 50 basis points.  During the third quarter of 2003, the Federal Reserve again decreased interest rates another 25 basis points.  At 4.00%, the prime lending rate is at its lowest levels in over forty years.

Net interest income for the year ended December 31, 2003 was $15.2 million, compared to $10.7 million for the year ended December 31, 2002, an increase of $4.5 million, or 42.4%.  The increase in net interest income is a result of increases in average volume of investment securities and loans receivable, net of the impact of decreased yields during 2003, compared with the same period of 2002.  These net increases were funded through the increases in total deposits and other borrowed funds.

Our net interest margin for the years ended December 31, 2003 and 2002 was 3.00% and 2.92%, respectively.  The increase in the net interest margin was a result of the decrease in the cost of interest bearing liabilities offset slightly by the decrease in the yield on average earning assets. The average yield on interest earning assets decreased to 4.86% in 2003 from 5.54% in 2002 and our cost of interest-bearing liabilities decreased to 2.31% in 2003 from 3.27% in 2002.  The decrease in our cost of interest-bearing deposits is primarily the result of our decreasing the rate on our President’s Club relationship product to 1.51%, down from 2.00% at December 31, 2002.  In addition, the yield on other borrowed funds decreased 231 basis points to 1.68% at December 31, 2003 compared to December 31, 2002.

Total earning assets increased by 37.0% to $616.7 million at December 31, 2003, compared to $450.3 million at December 31, 2002.  This increase consisted mainly of an $86.9 million, or 34.9%, increase in loans receivable, net of fees and a $109.9 million, or 67.2%, increase in total investment securities.  These increases were funded by deposit growth of $50.7 million, or 12.0%, and other borrowed funds growth of $72.5 million over December 31, 2002 balances.  In addition, proceeds from our secondary offering of $41.7 million funded our earning asset growth as of December 31, 2003.

Average total loans increased $66.1 million to $272.8 million during 2003 from $206.7 million in 2002.  Average balances of nonperforming assets, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2003 and 2002.  Additional interest income of approximately $39,000 for 2003 and $37,000 for 2002 would have been realized had all nonperforming assets performed as originally expected.  Nonperforming assets exclude loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

Average total deposits increased $84.7 million to $432.8 million in 2003 from $348.1 million in 2002.  The largest increase in average deposit balances was experienced in certificates of deposit, an increase of $42.9 million compared to 2002, a result of our branch expansion and increased advertising of our rates on certificates of deposit.

Net interest income was $10.7 million for the year ended December 31, 2002, up $1.6 million or 17.4% from 2001.  The increase was primarily due to the increase in loans and investment securities available-for-sale during 2002, funded through the increase in total deposits and shareholders’ equity.  The increase in net interest income was tempered by a reduction in our net interest margin, due primarily to yields on earning assets continuing to decline at a faster pace than the decline in yields on interest bearing liabilities.

The net interest margin was 2.92% for the year ended December 31, 2002 compared to 4.17% in 2001.  The decrease in the net interest margin is representative of the change in the mix of earning assets towards lower yielding investments and to the lower rate environment experienced during 2002.  The average yield rate on interest earning assets decreased to 5.54% in 2002 from 7.61% in 2001 and our average cost of interest-bearing liabilities decreased to 3.27% in 2002 from 4.71% in 2001.

Total earning assets increased by 70.5% to $450.3 million at December 31, 2002, compared to $264.1 million at December 31, 2001.  This increase consisted mainly of a $47.9 million, or 24.2%, increase in net loans receivable and a $129.5 million, or 379.3%, increase in investment securities available-for-sale.  These increases were primarily funded by deposit growth of $177.5 million, or 72.1%, over December 31, 2001 balances.

Average total loans increased $25.6 million to $206.7 million during 2002 from $181.0 million in 2001.  Average balances of nonperforming assets, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2002 and 2001.  Additional interest income of approximately $37,000 for 2002 and $17,000 for 2001 would have been realized had all nonperforming assets performed as originally expected.  Nonperforming assets exclude loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

Average total deposits increased $150.7 million to $348.1 million in 2002 from $197.4 million in 2001.  The largest increase in average deposit balances was experienced in interest checking, an increase of $96.7 million compared to 2001, as a result of our President’s Club relationship account promotion.

The following tables contain more detailed information concerning average balances, yields earned, and rates paid.

Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities

Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003			2002			2001
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$50,188	$3,101	6.18%	$52,960	$3,696	6.98%	$52,063	$4,407	8.46%
Real estate - commercial	121,345	8,422	6.94%	91,289	7,276	7.97%	72,500	6,288	8.67%
Real estate - construction	20,427	1,131	5.54%	6,156	375	6.09%	5,634	487	8.64%
Real estate - residential	38,059	2,414	6.34%	20,139	1,534	7.62%	17,972	1,501	8.35%
Home equity lines	33,720	1,121	3.32%	23,711	993	4.19%	18,023	1,146	6.36%
Consumer	9,026	662	7.33%	12,399	924	7.45%	14,827	1,144	7.72%
Total loans	272,765	16,851	6.18%	206,654	14,798	7.16%	181,019	14,973	8.27%

Investment securities available-for-sale	152,915	5,026	3.29%	101,589	4,501	4.43%	7,022	437	6.22%
Investment securities held-to-maturity	67,685	2,483	3.67%	—	—	0.00%	—	—	0.00%
Other investments	2,906	135	4.65%	1,253	72	5.75%	1,373	82	5.97%
Federal funds sold	9,753	107	1.10%	55,773	871	1.56%	28,467	1,085	3.81%

Total interest-earning assets and interest income	506,024	24,602	4.86%	365,269	20,242	5.54%	217,881	16,577	7.61%

Noninterest-earning assets:
Cash and due from banks	10,291			18,595			10,467
Premises and equipment, net	5,249			4,820			5,579
Goodwill and other intangibles	646			651			9,228
Accrued interest and other assets	3,265			2,551			1,695
Allowance for loan losses	(3,652)			(3,060)			(2,118)
Total assets	$521,823			$388,826			$242,732

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	147,746	2,375	1.61%	114,350	3,073	2.69%	17,675	370	2.09%
Money markets	26,722	208	0.78%	28,667	525	1.83%	25,346	767	3.03%
Statement savings	5,389	35	0.65%	4,305	52	1.21%	4,371	102	2.33%
Certificates of deposit	182,922	6,038	3.30%	140,033	5,714	4.08%	101,932	5,788	5.68%
Total interest - bearing deposits	362,779	8,656	2.39%	287,355	9,364	3.26%	149,324	7,027	4.71%

Other borrowed funds	46,069	773	1.68%	5,564	222	3.99%	10,002	473	4.73%

Total interest-bearing liabilities and interest expense	408,848	9,429	2.31%	292,919	9,586	3.27%	159,326	7,500	4.71%

Noninterest-bearing liabilities:
Demand deposits	70,030			60,786			48,110
Other liabilities	2,043			2,282			2,790
Preferred shareholders’ equity	6,824			6,825			7,056
Common shareholders’ equity	34,078			26,014			25,450
Total liabilities and shareholders’ equity	$521,823			$388,826			$242,732

Net interest income and net interest margin (2)		$15,173	3.00%		$10,656	2.92%		$9,077	4.17%

(1)          Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for years presented.

(2)          We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Rate and Volume Analysis

Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003 Compared to 2002			2002 Compared to 2001
	Change Due to			Change Due to
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial and industrial	$(193)	$(402)	$(595)	$76	$(787)	$(711)
Real estate - commercial	2,396	(1,250)	1,146	1,630	(642)	988
Real estate - construction	869	(113)	756	45	(157)	(112)
Real estate - residential	1,365	(485)	880	181	(148)	33
Home equity lines	419	(291)	128	362	(515)	(153)
Consumer	(251)	(11)	(262)	(187)	(33)	(220)
Total loans	4,605	(2,552)	2,053	2,107	(2,282)	(175)

Investment securities available-for-sale	2,274	(1,749)	525	5,885	(1,821)	4,064
Investment securities held-to-maturity	2,483	—	2,483	—	—	—
Other investments	95	(32)	63	(7)	(3)	(10)
Federal funds sold	(719)	(45)	(764)	1,041	(1,255)	(214)

Total interest income	8,738	(4,378)	4,360	9,026	(5,361)	3,665

Interest expense:

Interest - bearing deposits:
Interest checking	897	(1,595)	(698)	2,024	679	2,703
Money markets	(36)	(281)	(317)	100	(342)	(242)
Statement savings	13	(30)	(17)	(2)	(48)	(50)
Certificates of deposit	1,750	(1,426)	324	2,163	(2,237)	(74)
Total interest - bearing deposits	2,624	(3,332)	(708)	4,285	(1,948)	2,337

Other borrowed funds	1,616	(1,065)	551	(210)	(41)	(251)

Total interest expense	4,240	(4,397)	(157)	4,075	(1,989)	2,086

Net interest income (2)	$4,498	$19	$4,517	$4,951	$(3,372)	$1,579

(1)          Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for years presented.

(2)          We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Interest Rate Sensitivity

Asset/liability management involves monitoring our sensitivity to interest rate movements. In order to measure the effects of changes in interest rates on our net interest income, we take into consideration the expected cash flows from the loan and investment securities portfolios and the expected magnitude of the repricing of specific asset and liability categories.  Management evaluates interest rate risk and then formulates guidelines to manage this risk based upon its outlook regarding the economy, forecasted interest rate movements and other business factors.  Management’s goal is to maximize and stabilize the net interest margin by limiting exposure to interest rate changes.

Our Asset/Liability Committee is responsible for reviewing our liquidity requirements and maximizing our net interest income, consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs.  One of the tools we use to determine our interest rate risk is gap analysis.  Gap analysis attempts to examine the volume of interest rate sensitive assets less interest rate sensitive liabilities in various time intervals.  The difference is the interest sensitivity gap, which indicates how future changes in interest rates may affect net interest income.  Interest sensitivity gap analysis presents a position that exists at one particular point in time and assumes that assets and liabilities with similar characteristics will re-price at the same time and to the same degree.  Under our asset/liability policies, regardless of whether interest rates are expected to increase or decrease, the objective is to maintain a gap position that will minimize any changes in net interest income.  A negative gap, or liability sensitive position, exists when we have more interest sensitive liabilities maturing within a certain gap interval than interest sensitive assets.  Under this scenario, if interest rates were to increase, it would tend to reduce interest income.

At December 31, 2003, we were liability sensitive in the 2-90 day, 91-180 day, and 181-365 day gap intervals by –1.6%, -2.3% and –11.7%, respectively.  This is within our asset/liability management policy, which indicates that we maintain an interest rate sensitivity position +/-15% to total assets.  We can reprice our interest checking, savings, and money market accounts at any time.  We carefully analyze the impact of any decrease in interest rates on our deposits, as we may experience a runoff in deposit balances as a result of such changes in interest rates.  Based on the degree and frequency of movement being limited in practice, we have classified 20% of these deposits in our immediate gap interval, 10% of these deposits in each of the gap intervals from 2-90 days through the 1-3 year gap interval, leaving the remaining portion or 40% of these deposits in the over 3 year gap interval.  We continue to analyze the activity in our deposit portfolio and make changes in our gap assumptions as the activity dictates.

We also use a simulation process to measure interest rate risk and the impact of rate fluctuations on net interest income.  These simulations incorporate assumptions regarding balance sheet growth and mix, and the re-pricing and maturity characteristics of existing and projected balance sheets.  One of the ways we manage our interest rate risk is through an analysis of the relationship between interest-earning assets and interest-bearing liabilities to measure the impact that future changes in interest rates will have on net interest income.  Using this relationship analysis, changes in interest rates and volumes are used to test the sensitivity of our net interest income.  While we show liability sensitivity in the short term indicating that an increase in interest rates may negatively affect short-term net interest income, we would likely take actions to minimize our exposure to negative results and within a short period of time make adjustments so that net interest income would not be materially impacted.

During the past two years, our focus has been to increase our deposit market share through promotion of our President’s Club and Totally Free Checking products.  The success of these promotions allowed us to grow our asset base 30.8% from December 31, 2002 to December 31, 2003 and 74.0% from December 31, 2001 to December 31, 2002.  Our President’s Club relationship product allows customers with aggregate balances of over $10,000 to earn an above market rate on their average balances, 1.51% as of December 31, 2003.  Because of the success of this promotion, our net interest margin has slightly increased during the year and averaged 3.00% for the year ended December 31, 2003.  Our current focus is to continue to improve our net interest margin by staying fully invested, minimizing lower yielding short-term investments and using our substantial mortgage-backed investment securities portfolio for backup liquidity needs.

We expect our net interest income will be greater over the longer term at higher prevailing interest rate levels, although we may be negatively affected by rising rates in the shorter term.  This is due to the large proportion of low-cost core deposits such as demand, interest checking, savings, and money market accounts comprising our funding sources, which tend to be less sensitive to rising rates and can be invested in relatively higher yielding contradictory loans and investment securities.

Interest Rate Sensitivity Gap Analysis

At December 31, 2003

(Dollars in thousands)

	Immediate Repricing	2-90 Days	91-180 Days	181-365 Days	1-3 Years	Over 3 Years	TOTAL
Assets
Total investment securities and other investments	$1,247	$14,671	$14,912	$18,758	$96,925	$130,618	$277,131
Federal funds sold	3,528	—	—	—	—	—	3,528
Loans receivable, net of fees
Commercial and industrial	131,227	3,216	3,991	7,337	21,542	30,085	197,398
Residential	1,399	398	1,231	4,152	8,029	27,286	42,495
Home equity lines	3,532	33,720	5,115	809	—	—	43,176
Construction	30,997	2,241	3,471	996	4,538	—	42,243
Consumer	4,566	534	182	430	729	4,249	10,690
Total loans receivable, net of fees	171,721	40,109	13,990	13,724	34,838	61,620	336,002
Total earning assets	176,496	54,780	28,902	32,482	131,763	192,238	616,661
Cumulative rate sensitive assets	$176,496	$231,276	$260,178	$292,660	$424,423	$616,661

Liabilities
Deposits
Noninterest-bearing demand	$—	$—	$—	$—	$—	$70,998	$70,998
Interest-bearing transaction accounts	36,559	18,280	18,280	18,280	18,280	73,116	182,795
Certificates of deposit - fixed	—	7,739	12,731	24,731	52,390	12,933	110,524
Certificates of deposit - no penalty	—	27,533	11,869	51,785	18,625	—	109,812
Total Deposits	36,559	53,552	42,880	94,796	89,295	157,047	474,129
Other borrowed funds	25,499	11,625	625	12,250	13,249	11,209	74,457
Total deposits and other borrowed funds	62,058	65,177	43,505	107,046	102,544	168,256	548,586
Cumulative rate sensitive liabilities	$62,058	$127,235	$170,740	$277,786	$380,330	$548,586

Gap	$114,438	$(10,397)	$(14,603)	$(74,564)	$29,219	$23,982
Cumulative gap	114,438	104,041	89,438	14,874	44,093	68,075
Gap/ total assets	17.99%	-1.63%	-2.30%	-11.72%	4.59%	3.77%
Cumulative gap/ total assets	17.99%	16.35%	14.06%	2.34%	6.93%	10.70%
Rate sensitive assets/ rate sensitive liabilities	2.84	0.84	0.66	0.30	1.28	1.14
Cumulative rate sensitive assets/ cumulative rate sensitive liabilities	2.84	1.82	1.52	1.05	1.12	1.12

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

Provision for loan losses was $1.0 million and $444,000 for the year ended December 31, 2003 and 2002, respectively.  The allowance for loan losses at December 31, 2003 was $4.3 million compared to $3.4 million at December 31, 2002. Our allowance for loan loss ratio at December 31, 2003 was 1.29% compared to 1.35% at December 31, 2002.  The decrease in the allowance for loan loss ratio is primarily reflective of the shift in the loan mix in our portfolio.  Our growth in the loan portfolio was mostly comprised of increases in our residential and commercial real estate loans and home equity loan portfolios, which require lower reserve coverage than other portions of the loan portfolio.  We continued to experience strong loan quality with annualized net charged-off loans equal to 0.01% to average loans receivable for the year ended December 31, 2003, and non-performing loans equal to 0.12% of total loans as of December 31, 2003.

Provision for loan losses was $444,000 for 2002, compared to $1.2 million for 2001.  The growth in loans during 2002 was comprised primarily of increases in our residential and home equity loan portfolios, which require lower reserve amounts than the remainder of the loan portfolio.

The allowance for loan losses increased to $3.4 million at December 31, 2002 from $3.1 million at December 31, 2001.  The ratio of the allowance for loan losses to total loans, net of fees, at December 31, 2002 was 1.35% compared to 1.54% at December 31, 2001.  We experienced loan charge offs of $117,000 for the year ended December 31, 2002 offset by recoveries of $15,000.  We had no charge offs prior to 2002.

See “Critical Accounting Policies” found earlier in this discussion for more information on our allowance for loan losses methodology.

The following tables contain additional information pertaining to the calculation and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Allowance for Loan Losses

Years Ended December 31, 2003, 2002, 2001, 2000 and 1999

(Dollars in thousands)

	2003	2002	2001	2000	1999
Beginning balance, January 1	$3,372	$3,104	$1,900	$726	$212

Provision for loan losses	1,001	444	1,202	753	514

Transfer to liability on unfunded commitments	—	(74)	—	—	—

Assumed allowance for loan losses from acquisition of Heritage Bancorp, Inc.	—	—	—	421	—

Loans charged off:
Commercial and industrial	(74)	(63)	—	—	—
Real estate - commercial	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - residential	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	(6)	(54)	—	—	—
Total loans charged off	(80)	(117)	—	—	—

Recoveries:
Commercial and industrial	43	12	2	—	—
Real estate - commercial	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - residential	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	8	3	—	—	—
Total recoveries	51	15	2	—	—

Net (charge offs) recoveries	(29)	(102)	2	—	—

Ending balance, December 31,	$4,344	$3,372	$3,104	$1,900	$726

	2003	2002	2001	2000	1999
Loans:
Balance at year end	$336,002	$249,106	$200,911	$154,271	$68,167
Allowance for loan losses to loans receivable, net of fees	1.29%	1.35%	1.54%	1.23%	1.07%
Net charge-offs to average loans receivable	0.01%	0.05%	0.00%	0.00%	0.00%

Allocation of the Allowance for Loan Losses

At December 31, 2003, 2002, 2001, 2000 and 1999

(Dollars in thousands)

	2003		2002		2001
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,046	17.21%	$1,301	23.40%	$1,149	28.71%
Real estate - commercial	1,662	41.56%	1,386	46.63%	1,270	43.37%
Real estate - construction	497	12.57%	19	2.32%	34	3.18%
Real estate - residential	418	12.64%	241	12.77%	98	7.20%
Home equity lines	486	12.84%	201	10.77%	176	10.60%
Consumer	235	3.18%	224	4.11%	377	6.94%

Total allowance for loan losses	$4,344	100.00%	$3,372	100.00%	$3,104	100.00%

	2000		1999
	Allocation	% of Total*	Allocation	% of Total*
Commercial	$612	32.22%	$241	33.10%
Real estate - commercial	678	37.05%	211	29.03%
Real estate - construction	50	2.65%	9	1.28%
Real estate - residential	181	11.51%	126	17.39%
Home equity lines	126	9.65%	40	5.54%
Consumer	253	6.92%	99	13.66%

Total allowance for loan losses	$1,900	100.00%	$726	100.00%

* Percentage of loan type to the total loan portfolio.

Non-Interest Income

Non-interest income includes services charges on deposits and loans, investment fee income and gains on sales of investment securities available-for-sale and continues to be an important factor in our operating results.  Non-interest income for the year ended December 31, 2003 and 2002 was $3.8 million and $2.9 million, respectively.  The increase in non-interest income for the year ended December 31, 2003, compared to the same period of 2002, is primarily the result of increased securities gains related to sales of certain securities from the investment securities available-for-sale portfolio.  These gains were recorded on sales of mortgage-backed securities with accelerated prepayment speeds, which were a result of the lower rate environment experienced during the past year.  In addition, net gains on the sales of loans for the year ended December 31, 2003, was $282,000 compared to $74,000 for the same period of 2002, representing an increase of $208,000.  These gains were the result of sales of mortgage loans through a loan sales program that began in March 2003.  Offsetting the increases in securities gains and the loan sales gain was a decrease of $155,000 in investment fee income for the year ended December 31, 2003, compared to the same period in 2002. Investment fee income decreased in 2003 compared to 2002 as a result of the conversion from Legg Mason, Inc. to Raymond James Financial Services, Inc., which caused a temporary decline in transaction activity during the second quarter of 2003.

Due to our increased number of deposit accounts, service charges on deposit accounts increased $120,000 to $631,000 for the year ended December 31, 2003 compared to $511,000 for the year ended December 31, 2002.

Non-interest income was $2.9 million for the year ended December 31, 2002 compared to $3.2 million for the same period of 2001. Investment fee income decreased by $1.0 million to $940,000 for the year ended December 31, 2002, compared to $1.9 million in 2001.  The decrease in investment fee income during 2002 as compared to 2001 is a result of reduced transaction activity and decreased assets under management experienced during 2002. Due to our increased number of deposit accounts, service charges on deposit accounts increased $113,000 to $511,000 during 2002 as compared to $398,000 in 2001.  We had net securities gains of $524,000 for the year ended December 31, 2002 compared to none during 2001.

The following table provides additional detail on non-interest income for the years ended December 31, 2003, 2002, and 2001.

Non-Interest Income

Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Service charges on deposit accounts	$631	$511	$398
Loan service charges	382	392	433
Investment fee income	785	940	1,941
Net gain on sales of loans	282	74	49
Net realized gain on investment securities available-for-sale	1,364	524	—
Net gain on sales of assets	—	39	18
ATM transaction fees	107	100	92
Credit card fees	46	46	39
Check order fees	53	101	62
Other income	179	137	125
Total non-interest income	$3,829	$2,864	$3,157

Non-Interest Expense

Non-interest expense includes salaries and benefits, occupancy, professional fees and depreciation.  Non-interest expense was $15.4 million and $13.6 million for the years ended December 31, 2003 and 2002, respectively, an increase of $1.8 million, or 12.9%.  The increase in non-interest expense for the year ended December 31, 2003, compared to 2002, is primarily a result of the branch expansion that has occurred over the past twelve months.  We opened our eighth branch in Arlington during the fourth quarter of 2002, our ninth branch in Tysons Corner during the third quarter of 2003, and our tenth and eleventh branches in Leesburg and Woodbridge during the fourth quarter of 2003.  Expenses related to the branch expansion are represented in the increases in our salaries and benefits expense and occupancy expense.  Expenses have also increased in professional fees, marketing and advertising, and loan expenses to support our branch openings and strong asset growth over the past year.  We expect non-interest expense to continue to increase going forward as we continue our branch expansion in 2004.  We plan on opening our twelfth branch office in Herndon, Virginia in February 2004.

Non-interest expense was $13.6 million and $23.8 million for the years ended December 31, 2002 and 2001, respectively.  The decrease in non-interest expense of $10.2 million, or 42.7% for 2002 compared to 2001 resulted mostly from a charge of $8.3 million during the fourth quarter of 2001 that substantially eliminated the goodwill attributed to the purchase of Heritage Bancorp, Inc.  Also, during 2001, we made the decision to consolidate our four banks to one to simplify our structure and reduce costs. Consequently, included in non-interest expense for 2001 is approximately $884,000 in non-recurring costs associated with the restructuring.

During the second quarter of 2002, we recorded an other than temporary impairment of $1.7 million on an investment in a WorldCom bond.  Excluding the effect of the previously mentioned impairment of goodwill associated with the Heritage Bancorp acquisition and the $1.7 million impairment writedown of the WorldCom bond in 2002, total non-interest expense, which was $13.6 million and $23.8 million for the years ended December 31, 2002 and 2001, respectively, under generally accepted accounting principles, would have been $11.9 million and $15.5 million for the years ended December 31, 2002 and 2001, respectively.  This substantial decline of $3.6 million in non-interest expense was due primarily to decreases in salaries and benefits expense, as well as discontinuation of goodwill amortization in 2002 due to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, and reflects tighter expense controls and improved efficiencies after the consolidation from a multi-bank structure to a one-bank organization.

The following table reflects the components of non-interest expense for the years ended December 31, 2003, 2002 and 2001.

Non-Interest Expense

Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Salary and benefits	$6,726	$5,715	$7,731
Occupancy	1,559	972	1,263
Professional fees	1,113	1,011	705
Depreciation	1,030	736	804
Amortization and writedown of intangibles	—	22	8,907
Writedown on corporate bond	—	1,660	—
Data processing	835	759	957
Stationary and supplies	387	317	306
Brokerage clearing	186	206	370
Advertising and marketing	913	541	368
Telecommunications	396	276	325
Other taxes	456	342	269
Travel and entertainment	148	127	164
Bank operations	569	411	875
Premises and equipment	351	271	247
Miscellaneous	686	239	465
Total non-interest expense	$15,355	$13,605	$23,756

Income Taxes

We recorded an income tax benefit of $3.5 million in the fourth quarter of 2003 attributable to the recognition of deferred tax assets related to the net operating loss carryforwards.  The benefit of our deferred tax asset was recognized based on a detailed assessment indicating that it is more likely than not that the benefit of these net operating losses would be realized.  Factors that were considered in our decision to record our income tax benefit were 2003 profitability, future projections of continued profitability and the completion of our common stock offering in December 2003.  For more information, see “Critical Accounting Policies” earlier in this discussion. In addition, Footnote 9 to the Notes to Consolidated Financial Statements provides additional information with respect to the deferred tax accounts and the net operating loss carryforward.

Statements of Condition

Loans Receivable, Net

We have detailed policies and procedures that cover both commercial and consumer loan origination and management of credit risk.  Loans are underwritten in a manner that focuses on the borrower’s ability to repay.  Our goal is not to avoid risk, but to manage it and to include credit risk as part of the pricing decision for each product.

Total loans receivable, net of fees, were $336.0 million at December 31, 2003, an increase of $86.9 million, or 34.9%, compared to December 31, 2002.  We achieved growth in all our loan categories with the exception of our commercial and industrial loans.  Commercial and industrial loans decreased $438,000 as a result of experiencing more loan payoffs than fundings in this loan category.  In 2002, we established a separate retail lending group, creating competitive home equity products.  In addition, we created a separate commercial real estate lending group that has allowed us to increase our loan production in this portion of our loan portfolio.

Loans receivable accounted for on a non-accrual basis at December 31, 2003 and December 31, 2002 were $390,000 and $917,000, respectively.  Accruing loans, which are contractually past due 90 days or more as to principal or interest payments as of December 31, 2003 and December 31, 2002, were $4,000 and $59,000, respectively.  There are no loans as of December 31, 2003 and December 31, 2002 included above which are “troubled debt restructurings” as defined in SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

Interest income on non-accrual loans, if recognized, is recorded using the cash basis method of accounting.  When a loan is placed on non-accrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years.  While on non-accrual, the collection of interest is recorded as interest income only after all principal has been collected.  When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status.  Gross interest income that would have been recorded if the nonaccrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2003 and 2002 were $39,000 and $37,000, respectively.  The interest income realized prior to the loans being placed on nonaccrual status for the years ended December 31, 2003 and 2002 were $1,000 and $28,000, respectively.

Total loans receivable, net of fees, increased $48.2 million to $249.1 million at December 31, 2002, as compared to December 31, 2001.  The strongest growth was in commercial real estate loans and residential real estate loans.

Loans receivable accounted for on a non-accrual basis at December 31, 2002 and 2001 were $917,000 and $361,000, respectively.  Accruing loans, which are contractually past due 90 days or more as to principal or interest payments as of December 31, 2002 and 2001, were $59,000 and $566,000, respectively.  There are no loans as of December 31, 2002 and 2001 included above which are “troubled debt restructurings” as defined in SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.  Gross interest income that would have been recorded if the nonaccrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for 2002 and 2001 was $37,000 and $17,000, respectively.  The interest income realized prior to the loans being placed on nonaccrual status for 2002 was $28,000.

Specific reserves of $21,500 were recorded in 2002 for one of the non-accrual loans.  At December 31, 2002 the ratio of non-performing loans to total loans was 0.39% as compared to 0.46% at December 31, 2001.

The following tables represent the characteristics of our loans receivable portfolio as of December 31, 2003, 2002, 2001, 2000 and 1999, additional information on nonperforming loans receivable, and information on loan maturities and interest rate sensitivity.

Loans Receivable

At December 31, 2003, 2002, 2001, 2000 and 1999

(Dollars in thousands)

	2003		2002		2001

Commercial and industrial	$57,854	17.21%	$58,292	23.40%	$57,665	28.71%
Real estate - commercial	139,725	41.56%	116,135	46.63%	87,116	43.37%
Real estate - construction	42,243	12.57%	5,781	2.32%	6,397	3.18%
Real estate - residential	42,495	12.64%	31,808	12.77%	14,469	7.20%
Home equity lines	43,176	12.84%	26,831	10.77%	21,299	10.60%
Consumer	10,690	3.18%	10,235	4.11%	13,941	6.94%

Gross loans	$336,183	100.00%	$249,082	100.00%	$200,887	100.00%

Add: net deferred (fees) costs	(181)		24		24
Less: allowance for loan losses	(4,344)		(3,372)		(3,104)

Loans receivable, net	$331,658		$245,734		$197,807

	2000		1999

Commercial and industrial	$49,646	32.22%	$22,558	33.10%
Real estate - commercial	57,083	37.05%	19,780	29.03%
Real estate - construction	4,088	2.65%	870	1.28%
Real estate - residential	17,729	11.51%	11,851	17.39%
Home equity lines	14,867	9.65%	3,777	5.54%
Consumer	10,665	6.92%	9,311	13.66%

Gross loans	$154,078	100.00%	$68,147	100.00%

Add: net deferred (fees) costs	193		20
Less: allowance for loan losses	(1,900)		(726)

Loans receivable, net	$152,371		$67,441

Nonperforming Loans Receivable

At December 31, 2003, 2002, 2001, 2000, and 1999

(Dollars in thousands)

	2003	2002	2001	2000	1999
Nonaccruing loans	$390	$917	$361	$585	$—

Loans contractually past-due 90 days or more	4	59	566	2	—

Troubled debt restructurings	—	—	—	—	—
Total nonperforming loans receivable	$394	$976	$927	$587	$—

Loan Maturities and Interest Rate Sensitivity

At December 31, 2003

(Dollars in thousands)

	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and industrial	$145,776	$21,542	$30,080	$197,398
Residential	7,176	16,187	19,132	42,495
Home equity lines	43,176	—	—	43,176
Construction	37,704	4,539	—	42,243
Consumer	5,712	801	4,177	10,690
Total loans receivable	$239,544	$43,069	$53,389	$336,002

Fixed - rate loans		$32,943	$51,900	$84,843
Floating - rate loans		10,126	1,489	11,615
Total loans receivable		$43,069	$53,389	$96,458

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $273.6 million at December 31, 2003, an increase of $109.9 million or 67.2%, compared to investment securities at December 31, 2002.  Increases in the investment securities portfolio were a result of the strong deposit growth and increases in other borrowed funds.

During the third quarter of 2003, we transferred a portion of the available-for-sale investment securities portfolio to held-to-maturity.  These securities are mostly pledged as collateral for Federal Home Loan Bank advances and our customer repurchase agreements.  Of the $273.6 million investment portfolio, $142.9 million are classified as held-to-maturity and $130.8 million are classified as available-for-sale.  We had no held-to-maturity investment securities at December 31, 2002 and 2001.

During the third quarter of 2003, we implemented a $25.0 million leverage strategy that allowed us to take advantage of the availability of low cost funds through advances from the Federal Home Loan Bank of Atlanta and purchase mortgage-backed investment securities.  The impact of this strategy is an increase of approximately $100,000 in net interest income on a quarterly basis.

Investment securities available-for-sale increased to $163.7 million at December 31, 2002, compared to $34.1 million at December 31, 2001.  Strong deposit growth and the proceeds of our two common stock offerings during 2002 made more funds available for investments.  The portfolio yield decreased from 6.22% as of December 31, 2001 to 4.43% as of December 31, 2002 due to higher yielding investments having matured, been called or sold for a net realized gain and purchases of additional investments during 2002 yielding lower rates. During the second quarter of 2002, we experienced an impairment on an investment in a WorldCom bond that resulted in a charge to non-interest expense of $1.7 million.

The following table reflects the composition of the investment portfolio as of December 31, 2003, 2002, and 2001.

Investment Securities

At December 31, 2003, 2002 and 2001

(Dollars in thousands)

	Amortized Cost	Fair Value	Average Yield
Available-for-sale at December 31, 2003
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$3,000	$3,016	3.92%
Five to ten years	2,000	1,986	4.23%
After ten years	1,000	1,027	5.79%
Total U.S. government-sponsored agencies	$6,000	$6,029	4.33%

Mortgage-backed securities*
Five to ten years	$15,615	$15,630	3.92%
After ten years	97,865	97,041	4.02%
Total mortgage-backed securities	$113,480	$112,671	4.00%

Corporate bonds
After ten years	$10,000	$9,995	2.41%
Total corporate bonds	$10,000	$9,995	2.41%

Treasury bonds
One to five years	$2,047	$2,067	2.64%
Total treasury bonds	$2,047	$2,067	2.64%
Total investment securities available-for-sale	$131,527	$130,762	3.87%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity at December 31, 2003
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$4,000	$3,951	3.39%
Five to ten years	9,993	9,884	4.65%
After ten years	2,999	2,950	4.20%
Total U.S. government-sponsored agencies	$16,992	$16,785	4.27%

Mortgage-backed securities*
Five to ten years	$9,476	$9,450	3.70%
After ten years	108,384	107,547	4.01%
Total mortgage-backed securities	$117,860	$116,997	3.98%

Corporate bonds
After ten years	$8,000	$7,848	4.21%
Total corporate bonds	$8,000	$7,848	4.21%
Total investment securities held-to-maturity	$142,852	$141,630	4.03%

Total investment securities	$274,379	$272,392	3.96%

	Amortized Cost	Fair Value	Average Yield
Available-for-sale at December 31, 2002
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$26,739	$26,988	3.47%
Five to ten years	12,048	12,048	3.68%
Total U.S. government-sponsored agencies	$38,787	$39,036	3.53%

Mortgage-backed securities*
Within one year	$15,478	$15,750	3.61%
One to five years	70,552	72,342	4.82%
Five to ten years	13,695	13,686	4.43%
After ten years	15,301	15,301	5.20%
Total mortgage-backed securities	$115,026	$117,079	4.66%

Corporate bonds
After ten years	$5,000	$5,000	3.39%
Total corporate bonds	$5,000	$5,000	3.39%

Treasury bonds
One to five years	$2,507	$2,550	2.67%
Total treasury bonds	$2,507	$2,550	2.67%

Total investment securities available-for-sale	$161,320	$163,665	4.33%

	Amortized Cost	Fair Value	Average Yield
Available-for-sale at December 31, 2001
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$2,985	$2,950	4.15%
Five to ten years	1,516	1,508	4.67%
Total U.S. government-sponsored agencies	$4,501	$4,458	4.32%

Mortgage-backed securities*
Within one year	$182	$183	2.55%
One to five years	11,456	11,383	5.22%
Five to ten years	5,927	5,865	5.79%
After ten years	4,965	4,926	5.96%
Total mortgage-backed securities	$22,530	$22,357	5.51%

Corporate bonds
One to five years	$6,154	$6,114	5.42%
Five to ten years	986	969	6.98%
Total corporate bonds	$7,140	$7,083	5.64%

Treasury bonds
One to five years	$250	$249	1.87%
Total treasury bonds	$250	$249	1.87%

Total investment securities available-for-sale	$34,421	$34,147	5.36%

* Based on contractual maturities.

Deposits and Other Borrowed Funds

Total deposits were $474.1 million at December 31, 2003, an increase of $50.7 million, or 12.0%, compared to December 31, 2002.  This growth is attributable to aggressive promotion of our products through advertising and direct mail in addition to three branch openings during 2003.

Other borrowed funds were $74.5 million at December 31, 2003, an increase of $72.5 million, compared to December 31, 2002.  During the second quarter of 2003, we introduced a repurchase agreement program for those commercial customers that leave larger balances in their demand deposit accounts, allowing them to earn 0.75% on balances deposited in this program.  Repurchase agreements at December 31, 2003 were $25.5 million.  These funds were invested in investment securities, allowing us to increase our net interest income and improve our interest rate sensitivity position.

The remaining portion of other borrowed funds at December 31, 2003, were advances from the Federal Home Loan Bank of Atlanta.  Due to interest rates on these advances being at their lowest levels in several years, we borrowed $47.0 million during the year ended December 31, 2003.  These advances bear fixed interest rates ranging from 1.23% to 2.81% and have scheduled maturities from January 20, 2004 through July 14, 2008.

The following table reflects the short-term borrowings outstanding as of December 31, 2003.

Short-Term Borrowings

At December 31, 2003

(Dollars in thousands)

Advance Date	Interest Rate	Term of Advance	Date Amount Due	Outstanding
Jan-03	1.63%	12 months	Jan-04	$2,000
Jan-03	1.72%	12 months	Jan-04	2,000
Mar-03	1.54%	12 months	Mar-04	1,000
Mar-03	1.65%	12 months	Mar-04	2,000
Aug-03	1.31%	5 months	Jan-04	2,000
Aug-03	1.36%	6 months	Feb-04	2,000
Dec-03	1.23%	12 months	Dec-04	5,000
	1.44%			$16,000
			All other borrowed funds	58,457
			Total other borrowed funds	$74,457

Total deposits at December 31, 2002 were $423.5 million compared to $246.0 million at December 31, 2001, an increase of $177.5 million, or 72.1%.  Other borrowed funds decreased $7.8 million to $2.0 million at December 31, 2002, compared to $9.8 million at December 31, 2001.  During 2002, we paid off $7.8 million in Federal Home Loan Bank advances due to increased liquidity from deposit growth.

The following table reflects the maturities of the certificates of deposit of $100,000 or more as of December 31, 2003, 2002 and 2001.

Certificates of Deposit of $100,000 or More

At December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Maturities:
Three months or less	$19,467	$10,759	$9,531
Over three months through six months	11,463	8,716	8,046
Over six months through twelve months	38,107	15,523	16,855
Over twelve months	34,563	45,214	25,349
	$103,600	$80,212	$59,781

Business Segment Operations

We provide banking and non-banking financial services and products through our subsidiaries.  Management operates and reports on the results of our operations through two business segments, commercial banking and investment services.

Commercial Banking

The commercial banking segment provides a wide range of banking services to small businesses and individuals through multiple delivery channels.  Services offered include commercial and consumer lending, deposit products, and banking via the internet or telephone.

For the year ended December 31, 2003, the commercial banking segment recorded net income of $4.2 million, compared to a loss of $16,000 during the same period of 2002, an improvement of $4.2 million.  The improvement in earnings is a result of increased net interest income, due to increased volume of earning assets, as well as an increase in non-interest income due to realized gains on investment securities available-for-sale, for this segment.  In addition, the writedown of the bond impairment was recognized in this business segment during the second quarter of 2002.  Also, a portion of the income tax benefit of $464,000 was recorded in this segment during the fourth quarter of 2003.

As of December 31, 2003, total assets were $630.4 million, loans receivable, net $331.7 million and total deposits were $474.1 million.  As of December 31, 2002, total assets were $483.1 million, loans receivable, net were $245.7 million and total deposits were $423.5 million.

For the year ended December 31, 2002, the commercial banking segment had a net loss of $16,000, compared to a net loss of $10.2 million for the year ended December 31, 2001.  The decrease in the net loss for 2002 is a result of increased earning assets and lower operating expenses.  The results for 2001 included both the amortization and impairment recognition in goodwill, while the results for 2002 did not include goodwill.  Net interest income, as our primary source of revenue, for the years ended December 31, 2002 and 2001 were $10.6 million and $9.1 million, respectively.

As of December 31, 2002 and 2001, total assets were $483.1 million and $277.9 million, respectively.  Loans receivable, net as of December 31, 2002 and 2001 were $245.7 million and $197.8 million, respectively.  Total deposits as of December 31, 2002 and 2001 were $423.5 million and $246.0 million, respectively.

Investment Services

The investment services segment provides investment and financial services, through an affiliation with a third party broker-dealer.  Operations for this segment began February 1, 1999.

For the year ended December 31, 2003, this segment reported a net income of $466,000, compared to a net loss of $205,000 for the same period of 2002, an improvement of $671,000.  The increase in net income is mostly attributable to the income tax benefit of $443,000 recorded in this segment during the fourth quarter of 2003.  Pretax income for year ended December 31, 2003 was $23,000.  As of December 31, 2003, total assets were $776,000 and, at December 31, 2002, were $274,000.

For the years ended December 31, 2002 and 2001, the investment services segment reported net losses of $205,000 and $87,000, respectively.  Investment fee income, as the primary source of revenue for this reporting segment, for the years ended December 31, 2002 and 2001 were $942,000 and $1.9 million, respectively.  Investment fee income decreased during 2002 as compared to prior periods as a result of reduced transaction activity and decreased assets under management experienced during 2002.  As of December 31, 2002 and 2001, total assets were $274,000 and $420,000, respectively.

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

At December 31, 2003, shareholders’ equity was $85.4 million compared to $40.7 million at December 31, 2002, an increase of $44.7 million.  This increase in shareholders’ equity was primarily driven by our completion of a secondary common stock offering that raised $41.7 million in capital in December 2003.  In addition, we recorded net income to common shareholders of $5.7 million for the year ended December 31, 2003.  These increases were offset by an unfavorable mark-to-market adjustment of $2.9 million in our investment securities available-for-sale portfolio. Book value per common share at December 31, 2003 was $4.80, compared to $3.37 at December 31, 2002.  Tangible book value per common share at December 31, 2003 was $4.80, compared to $3.31 at December 31, 2002.  At December 31, 2003, our tier 1 and total risk-based capital ratios were 19.7% and 20.7%, respectively.  At December 31, 2002, our tier 1 and total risk-based capital ratios were 12.3% and 13.4%, respectively.  Our regulatory capital levels for the bank and bank holding company exceed the minimum ratios established for well-capitalized institutions.

At December 31, 2002, shareholders’ equity was $40.7 million compared to $20.6 million at December 31, 2001.  The increase in shareholders’ equity is the result of our second quarter 2002 rights and secondary common stock offerings, which raised $18.5 million in new capital.  In addition, changes in unrealized gains on investment securities available-for-sale amounted to $2.6 million for the year ended December 31, 2002.  The increases in common stock and other comprehensive income offset the preferred dividends paid and the net loss for 2002.  Book value per common share as December 31, 2002 and 2001 was $3.37 and $3.21, respectively.

The following table shows the minimum capital requirement and our capital position at December 31, 2003, 2002, and 2001 for the consolidated bank holding company.  Our regulatory capital levels for the bank and bank holding company meet those established for well-capitalized institutions.

Capital Components

At December 31, 2003, 2002 and 2001

(Dollars in thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At December 31, 2003
Total risk based capital/ Total capital to risk-weighted assets	$90,239	20.66%	$34,951	>	8.00%	$43,688	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	85,896	19.66%	17,475	>	4.00%	26,213	>	6.00%
Total risk based capital/ Total capital to average assets	85,896	15.45%	23,365	>	4.00%	29,206	>	5.00%

At December 31, 2002
Total risk based capital/ Total capital to risk-weighted assets	$41,093	13.35%	$24,625	>	8.00%	$30,781	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	37,721	12.25%	12,313	>	4.00%	18,469	>	6.00%
Total risk based capital/ Total capital to average assets	37,721	8.97%	18,330	>	4.00%	15,391	>	5.00%

At December 31, 2001
Total risk based capital/ Total capital to risk-weighted assets	$23,333	10.42%	$17,909	>	8.00%	$22,387	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	20,230	9.04%	8,955	>	4.00%	13,432	>	6.00%
Total risk based capital/ Total capital to average assets	20,230	8.57%	10,891	>	4.00%	13,614	>	5.00%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Stable core deposits and a strong capital position are the current components of a solid foundation for our liquidity position.  In addition, the availability of regional and national wholesale funding sources including federal funds purchased, negotiable certificates of deposit, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank enhance our liquidity.  Cash flows from operations, such as loan payments and payoffs are also a significant source of liquidity.  We have a contingency plan that provides for continued monitoring of liquidity needs and available sources of liquidity.  We believe we have the ability to meet our increased liquidity needs.  Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, at December 31, 2003, totaled $143.8 million, or 22.6% of total assets.  We have investment securities that are classified as held-to-maturity of $142.9 million at December 31, 2003.  We have $177.5 million of our investment securities portfolio pledged as collateral for our other borrowed funds at December 31, 2003.  Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities.  These contractual obligations will be funded through operating revenues and liquidity sources held or available to us.  The required payments under such obligations were as follows:

Contractual Obligations

At December 31, 2003

(Dollars in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Certificates of deposit of $100,000 or more	$103,600	$69,037	$22,889	$11,674	$—
Advances from the Federal Home Loan Bank of Atlanta	48,958	24,500	13,250	11,208	—

Operating lease obligations	12,400	1,962	4,091	5,538	809

Total	$164,958	$95,499	$40,230	$28,420	$809

Quarterly Data

The following table provides quarterly data for the years ended December 31, 2003 and 2002.  Quarterly per share results may not calculate to the year end per share results due to rounding.

Quarterly Data

Years ended December 31, 2003 and 2002

(Dollars in thousands, except per share data)

	2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$6,864	$6,179	$5,787	$5,772
Interest expense	2,432	2,341	2,343	2,313

Net interest income	4,432	3,838	3,444	3,459
Provision for loan losses	(399)	(356)	(166)	(80)

Net interest income after provision for loan losses	4,033	3,482	3,278	3,379
Non-interest income	833	971	1,049	976
Non-interest expense	4,148	3,684	3,658	3,865

Net income before income taxes	718	769	669	490
Income tax benefit	(3,508)	—	—	—
Net income	$4,226	$769	$669	$490
Dividends to preferred shareholders	123	124	124	124
Net income to common shareholders	$4,103	$645	$545	$366
Earnings per common share, basic	$0.38	$0.06	$0.05	$0.04
Earnings per common share, diluted	$0.37	$0.06	$0.05	$0.04

	2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$5,325	$5,484	$5,039	$4,394
Interest expense	2,544	2,643	2,379	2,020

Net interest income	2,781	2,841	2,660	2,374
Provision for loan losses	(310)	(95)	(39)	—

Net interest income after provision for loan losses	2,471	2,746	2,621	2,374
Non-interest income	971	634	551	708
Non-interest expense	3,234	2,951	4,400	3,020

Net income (loss) before income taxes	208	429	(1,228)	62
Provision for income taxes	—	—	—	—
Net income (loss)	$208	$429	$(1,228)	$62
Dividends to preferred shareholders	123	124	124	124
Net income (loss) to common shareholders	$85	$305	$(1,352)	$(62)
Basic and diluted income (loss) per common share	$0.01	$0.03	$(0.18)	$(0.01)

Item 7.  Financial Statements

Independent Auditor’s Report of KPMG LLP

The Board of Directors and Shareholders

Cardinal Financial Corporation and subsidiaries:

We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

McLean, Virginia
January 14, 2004

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2003 and 2002

(Dollars in thousands, except share data)

	2003	2002
Assets
Cash and due from banks	$9,555	$27,465
Federal funds sold	3,528	35,906

Total cash and cash equivalents	13,083	63,371

Investment securities available-for-sale	130,762	163,665
Investment securities held-to-maturity	142,852	—

Total investment securities	273,614	163,665

Other investments	3,517	1,615

Loans receivable, net of fees	336,002	249,106
Allowance for loan losses	(4,344)	(3,372)

Loans receivable, net	331,658	245,734

Premises and equipment, net	6,707	4,942

Deferred tax asset	4,473	—
Goodwill	22	646
Accrued interest and other assets	3,174	6,350

Total assets	$636,248	$486,323

Liabilities and Shareholders’ Equity
Deposits	$474,129	$423,479
Other borrowed funds	74,457	2,000
Accrued interest and other liabilities	2,250	20,132

Total liabilities	550,836	445,611

Preferred stock, $1 par value, 10,000,000 shares authorized; Series A preferred stock, cumulative convertible, 1,364,062 and 1,364,684 shares outstanding in 2003 and 2002, respectively	1,364	1,365
Common stock, $1 par value, 50,000,000 shares authorized; 16,377,337 and 10,044,345 shares outstanding in 2003 and 2002, respectively	16,377	10,044
Additional paid-in capital	86,790	51,231
Accumulated deficit	(18,614)	(24,273)
Accumulated other comprehensive income (loss)	(505)	2,345

Total shareholders’ equity	85,412	40,712

Total liabilities and shareholders’ equity	$636,248	$486,323

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002 and 2001

(In thousands, except per share data)

	2003	2002	2001
Interest income:
Loans receivable	$16,851	$14,798	$14,973
Federal funds sold	107	871	1,085
Investment securities available-for-sale	5,026	4,501	437
Investment securities held-to-maturity	2,483	—	—
Other investments	135	72	82
Total interest income	24,602	20,242	16,577
Interest expense:
Deposits	8,656	9,364	7,027
Other borrowed funds	773	222	473
Total interest expense	9,429	9,586	7,500
Net interest income	15,173	10,656	9,077
Provision for loan losses	1,001	444	1,202
Net interest income after provision for loan losses	14,172	10,212	7,875
Non-interest income:
Service charges on deposit accounts	631	511	398
Loan service charges	382	392	433
Investment fee income	785	940	1,941
Net gain on sales of loans	282	74	49
Net realized gain on investment securities available-for-sale	1,364	524	—
Net gain on sales of assets	—	39	18
Other income	385	384	318
Total non-interest income	3,829	2,864	3,157
Non-interest expense:
Salary and benefits	6,726	5,715	7,731
Occupancy	1,559	972	1,263
Professional fees	1,113	1,011	705
Depreciation	1,030	736	804
Writedown on corporate bond	—	1,660	—
Amortization and writedown of intangibles	—	22	8,907
Other operating expenses	4,927	3,489	4,346
Total non-interest expense	15,355	13,605	23,756
Net income (loss) before income taxes	2,646	(529)	(12,724)
Income tax benefit	(3,508)	—	—
Net income (loss)	$6,154	$(529)	$(12,724)
Dividends to preferred shareholders	495	495	503
Net income (loss) to common shareholders	$5,659	$(1,024)	$(13,227)
Earnings (loss) per common share - basic	$0.55	$(0.13)	$(3.11)
Earnings (loss) per common share - diluted	$0.54	$(0.13)	$(3.11)
Weighted-average common shares outstanding - basic	10,218	7,949	4,258
Weighted-average common shares outstanding - diluted	10,445	7,949	4,258

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001

Net income (loss)	$6,154	$(529)	$(12,724)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the year, net of tax	(1,950)	3,143	(278)
Less: reclassification adjustment for gains included in net income (loss), net of tax	900	524	—

Comprehensive income (loss)	$3,304	$2,090	$(13,002)

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2003, 2002 and 2001

(In thousands)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2000	1,411	$1,411	4,253	$4,253	$38,466	$(10,022)	$4	$34,112

Issuance of stock awards	—	—	3	3	3	—	—	6

Stock options exercised	—	—	3	3	8	—	—	11

Dividends on preferred stock	—	—	—	—	—	(503)	—	(503)

Preferred stock converted to common stock	(46)	(46)	35	35	11	—	—	—

Change in unrealized gain (loss) on investment securities available-for-sale	—	—	—	—	—	—	(278)	(278)

Net loss	—	—	—	—	—	(12,724)	—	(12,724)

Balance, December 31, 2001	1,365	$1,365	4,294	$4,294	$38,488	$(23,249)	$(274)	$20,624

Rights offering shares issued	—	—	2,437	2,437	5,462	—	—	7,899

Public offering shares issued	—	—	3,313	3,313	7,281	—	—	10,594

Dividends on preferred stock	—	—	—	—	—	(495)	—	(495)

Change in unrealized gain (loss) on investment securities available-for-sale	—	—	—	—	—	—	2,619	2,619

Net loss	—	—	—	—	—	(529)	—	(529)

Balance, December 31, 2002	1,365	$1,365	10,044	$10,044	$51,231	$(24,273)	$2,345	$40,712

Stock options exercised	—	—	32	32	112	—	—	144

Preferred stock converted to common stock	(1)	(1)	1	1	—	—	—	—

Public offering shares issued	—	—	6,300	6,300	35,447	—	—	41,747

Dividends on preferred stock	—	—	—	—	—	(495)	—	(495)

Change in unrealized gain (loss) on investment securities available-for-sale, net of tax	—	—	—	—	—	—	(2,850)	(2,850)

Net income	—	—	—	—	—	6,154	—	6,154

Balance, December 31, 2003	1,364	$1,364	16,377	$16,377	$86,790	$(18,614)	$(505)	$85,412

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$6,154	$(529)	$(12,724)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,030	736	804
Amortization and writedown of intangibles, premiums and discounts	2,137	1,120	8,960
Provision for loan losses	1,001	444	1,202
Originations of loans held for sale	(32,697)	(4,369)	(15,807)
Proceeds from the sale of loans held for sale	32,979	9,175	11,124
Writedown on corporate bond	—	1,660	—
Gain on sale of loans held for sale	(282)	(74)	(49)
Gain on sale of investment securities available-for-sale	(1,364)	(524)	—
Gain on sale of other assets	—	(39)	(18)
(Increase) decrease in accrued interest, other assets, goodwill and deferred tax asset	(673)	(4,924)	117
Increase (decrease) in accrued interest and other liabilities	(17,882)	17,020	834
Compensation related to stock awards	—	—	6

Net cash provided by (used in) operating activities	(9,597)	19,696	(5,551)

Cash flows from investing activities:
Purchase of premises and equipment	(2,795)	(601)	(501)
Proceeds from sale of premises and equipment	—	—	28
Proceeds from sale, maturity and call of investment securities available-for-sale	97,614	42,034	4,500
Proceeds from sale of other investments	1,831	188	832
Purchase of investment securities available-for-sale	(266,571)	(197,255)	(34,101)
Purchase of investment securities held-to-maturity	(8,021)	—	—
Purchase of other investments	(3,733)	(535)	(587)
Redemptions of investment securities available-for-sale	41,805	25,564	2,111
Redemptions of investment securities held-to-maturity	21,340	—	—
Net increase in loans receivable	(86,664)	(47,808)	(46,458)

Net cash used in investing activities	(205,194)	(178,413)	(74,176)

Cash flows from financing activities:
Net increase in deposits	50,650	177,455	82,653
Net increase (decrease) in other borrowed funds	25,499	(24)	(1,263)
Proceeds from FHLB advances - long term	59,000	1,000	3,800
Repayments of FHLB advances - long term	(12,042)	(8,800)	—
Proceeds from rights offering	—	7,899	—
Proceeds from public offering	41,747	10,594	—
Stock options exercised	144	—	11
Dividends on preferred stock	(495)	(495)	(503)

Net cash provided by financing activities	164,503	187,629	84,698

Net increase (decrease) in cash and cash equivalents	(50,288)	28,912	4,971

Cash and cash equivalents at beginning of year	63,371	34,459	29,488

Cash and cash equivalents at end of year	$13,083	$63,371	$34,459

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$9,380	$9,491	$7,538

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

(e)                      Loans Receivable and Allowance for Loan Losses

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

(g)                     Goodwill and Other Intangibles

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written-down when appropriate.  In 2003, the Company evaluated impairment of goodwill under SFAS No. 142. The evaluation of goodwill under this statement did not result in impairment of the goodwill for the year ended December 31, 2003.  However, as disclosed in Footnote 19, goodwill was reduced in 2003 as a result of the recognition of deferred tax assets associated with net operating loss carryforwards of an acquired entity.

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

(j)                        Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods.  Diluted earnings per share reflects the impact of dilutive potential common shares that would have been outstanding if common stock equivalents had been issued, as well as any adjustment to income that would result from the assumed issuance.  Common stock equivalents that may be issued by the Company relate solely to outstanding stock options, and the dilutive potential common shares resulting from outstanding stock options are determined using the treasury stock method.  Common stock equivalents outstanding at December 31, 2002 and 2001 were antidilutive and consequently, not included in the loss per common share calculation.

(k)                     Stock Option Plans

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

(l)                        Stock Based Compensation

At December 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Footnote 14.  As permitted under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25.  The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

		Years ended December 31,
(Dollars in thousands, except per share data)		2003	2002	2001
Net income (loss) to common shareholders as reported		$5,659	$(1,024)	$(13,227)
Deduct:	Total stock based employee compensation expense determined under fair value-based method for all awards	(547)	(265)	(138)

Pro forma net income (loss)		$5,112	$(1,289)	$(13,365)

Earnings (loss) per common share:
	Basic - as reported	$0.55	$(0.13)	$(3.11)
	Basic - pro forma	0.50	(0.16)	(3.14)
	Diluted - as reported	0.54	(0.13)	(3.11)
	Diluted - pro forma	0.49	(0.16)	(3.14)

The weighted average per share fair values of grants made in 2003, 2002 and 2001 were $2.13, $2.12 and $2.04, respectively.  The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2003	2002	2001

Estimated option life	10 years	10 years	10 years
Risk free interest rate	3.98%	4.25%	4.90%
Expected volatility	11.8%	20.4%	36.3%
Expected dividend yield	0.00%	0.00%	0.00%

(m)                  Reclassifications

Certain amounts for 2002 and 2001 have been reclassified to conform to the presentation for 2003.

(3)                      Investment Securities and Other Investments

The fair value and amortized cost of investment securities at December 31, 2003 and 2002 are shown below.

	2003
(Dollars in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale

Obligations of U.S. government-sponsored agencies and enterprises	$6,000	$66	$(37)	$6,029
Mortgage-backed securities	113,480	304	(1,113)	112,671
Corporate bonds	10,000	—	(5)	9,995
Treasury bonds	2,047	20	—	2,067
Total	$131,527	$390	$(1,155)	$130,762

Investment Securities Held-to-Maturity

Obligations of U.S. government-sponsored agencies and enterprises	$16,992	$9	$(216)	$16,785
Mortgage-backed securities	117,860	266	(1,129)	116,997
Corporate bonds	8,000	—	(152)	7,848
Total	$142,852	$275	$(1,497)	$141,630

	2002
(Dollars in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale

Obligations of U.S. government-sponsored agencies and enterprises	$38,787	$249	$—	$39,036
Mortgage-backed securities	115,026	2,080	(27)	117,079
Corporate bonds	5,000	—	—	5,000
Treasury bonds	2,507	43	—	2,550
Total	$161,320	$2,372	$(27)	$163,665

The fair value and amortized cost of available-for-sale securities by contractual maturity at December 31, 2003 is shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized cost	Fair Value	Amortized cost	Fair Value
After 1 year but within 5 years	$5,047	$5,083	$4,000	$3,951
After 5 years but within 10 years	2,000	1,986	9,993	9,884
After 10 years	11,000	11,022	10,999	10,798
Mortgage-backed securities	113,480	112,671	117,860	116,997

Total	$131,527	$130,762	$142,852	$141,630

For the years ended December 31, 2003, 2002, and 2001, proceeds from sales of investment securities available-for-sale amounted to $68.9 million, $31.3 million, and $0, respectively.  Gross realized gains in 2003 and 2002 amounted to $1.4 million and $544,000, respectively.  There were no realized gains during 2001.  Gross realized losses during 2003, 2002 and 2001 amounted to $0, $20,000, and $0, respectively.

The table below shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Obligations of U.S. government - sponsored agencies and enterprises	$963	$(37)	$—	$—	$963	$(37)
Mortgage-backed securities	64,283	(1,079)	1,624	(34)	65,907	(1,113)
Corporate bonds	1,995	(5)	—	—	1,995	(5)
Total temporarily impaired securities	$67,241	$(1,121)	$1,624	$(34)	$68,865	$(1,155)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Obligations of U.S. government - sponsored agencies and enterprises	$9,783	$(216)	$—	$—	$9,783	$(216)
Mortgage-backed securities	79,881	(1,129)	—	—	79,881	(1,129)
Corporate bonds	5,848	(152)	—	—	5,848	(152)
Total temporarily impaired securities	$95,512	$(1,497)	$—	$—	$95,512	$(1,497)

Investment securities with unrealized losses are all investment grade and are a result of the economic environment of 2003.  Investment securities with unrealized losses have interest rates that are less than the current interest rate environment and not a result of impairment.  Mortgage-backed investment securities, which reflect most of the unrealized losses in the investment securities portfolio, are mostly comprised of bonds issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA), and are supported by pools of residential mortgage loans.

Investment securities that were pledged to secure other borrowed funds at December 31, 2003 and 2002 had fair values of $177.5 million and $20.0 million, respectively.  At December 31, 2003 and 2002, investment securities that were pledged to secure FHLB advances were $58.6 million and $0, respectively.  Investment securities that were pledged to secure repurchase agreements at December 31, 2003 and 2002 were $102.4 million, and $0, respectively.  Investment securities that were pledged to secure debtor in possession deposit accounts and treasury, tax and loan payments at December 31, 2003 and 2002 were $5.0 million and $2.5 million, respectively.  At December 31, 2003, the Company had identified and pledged $11.5 million in investment securities for possible future FHLB advances.

During the third quarter of 2003, we transferred $157.8 million in available-for-sale investment securities portfolio to held-to-maturity.  The unrealized gains of $322,000 associated with these securities at the date they were transferred to held-to-maturity will be amortized as an adjustment to the yield of the investment securities portfolio over the remaining contractual life of the securities.  These securities are mostly pledged as collateral for Federal Home Loan Bank advances and our customer repurchase agreements.

Other investments at December 31, 2003 include $1.0 million of Federal Reserve Bank stock, $2.4 million of Federal Home Loan Bank stock, and $63,000 of Community Bankers’ Bank stock. As members of the Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta, the Company’s banking subsidiaries are required to hold stock in these entities. Stock membership in Community Bankers’ Bank allows the Company to participate in loan purchases or sales including participations.  These investments are carried at cost since no active trading markets exist.

(4)                      Loans Receivable

The loan portfolio at December 31, 2003 and 2002 consists of the following:

(Dollars in thousands)	2003	2002
Commercial and industrial	$57,854	$58,292
Real estate - commercial	139,725	116,135
Real estate - construction	42,243	5,781
Real estate - residential	42,495	31,808
Home equity lines	43,176	26,831
Consumer	10,690	10,235
	336,183	249,082
Net deferred (fees) costs	(181)	24
Loans receivable, net of fees	336,002	249,106
Allowance for loan losses	(4,344)	(3,372)
Loans receivable, net	$331,658	$245,734

Most of the Company’s loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area.  The concentrations of credit by type of loan are set forth above.  As a matter of regulatory restriction, the Company’s banking subsidiary limits the amount of credit extended to any single borrower or group of related borrowers.

An analysis of the change in the allowance for loan losses follows:

(Dollars in thousands)	2003	2002	2001
Balance, beginning of year	$3,372	$3,104	$1,900
Provision for loan losses	1,001	444	1,202
Transfer to liability on unfunded commitments	—	(74)	—
Loans charged off	(80)	(117)	—
Recoveries	51	15	2
Balance, end of year	$4,344	$3,372	$3,104

At December 31, 2003 and 2002, the Company had impaired loans of $390,000 and $917,000, respectively, which were on nonaccrual status.  These impairments had valuation allowances of $166,000 and $480,000 as of December 31, 2003 and 2002, respectively.  The average balance of impaired loans was $654,000, $568,000 and $207,000 for 2003, 2002 and 2001, respectively.  The Company recorded no interest income on impaired loans.  Interest income that would have been recorded had these loans been performing would have been $39,000 for 2003, $37,000 for 2002 and $17,000 for 2001.

(5)                      Premises and Equipment

Components of premises and equipment at December 31, 2003 and 2002 were as follows:

(Dollars in thousands)	2003	2002
Land	$1,024	$197
Building	1,472	789
Furniture and equipment	5,322	4,304
Leasehold improvements	2,618	2,351
Total cost	10,436	7,641
Less accumulated depreciation and amortization	3,729	2,699
Premises and equipment, net	$6,707	$4,942

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $1.0 million, $736,000 and $804,000, respectively.

The Company has entered into leases for office space over various terms.  The leases are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

Minimum future rental payments under the noncancelable operating leases, as of December 31, 2003 for each of the next five years and in the aggregate, are as follows:

(Dollars in thousands)

Year ending December 31,	Amount
2004	$1,962
2005	2,050
2006	2,041
2007	2,151
2008	1,931
Thereafter	2,265
$12,400

The total rent expense was $1.9 million, $1.3 million and $1.3 million in 2003, 2002 and 2001, respectively.

The Company has entered into contracts as sublessor for excess office space. Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 2003 for each of the next five years and in the aggregate, are as follows:

(Dollars in thousands)

Year ending December 31,	Amount
2004	$322
2005	289
2006	274
2007	181
2008	142
Thereafter	570
$1,778

The total rent income was $453,000, $409,000 and $110,000 in 2003, 2002 and 2001, respectively.

(6)                      Deposits

Deposits consist of the following at December 31, 2003 and 2002:

(Dollars in thousands)	2003	2002
Demand deposits	$70,998	$72,962
Interest checking	152,656	146,041
Money market and statement savings	30,139	31,078
Certificates of deposit	220,336	173,398
	$474,129	$423,479

Interest expense by deposit categories is as follows:

(Dollars in thousands)	2003	2002	2001
Interest checking	$2,375	$3,073	$370
Money market and statement savings	243	577	869
Certificates of deposit	6,038	5,714	5,788
	$8,656	$9,364	$7,027

The aggregate amount of time deposits, each with a minimum denomination of $100,000 was $103.6 million and $80.2 million at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2004	$136,838
2005	39,685
2006	14,491
2007	16,691
2008 and thereafter	12,631
$220,336

(7)                    Other Borrowed Funds

The Company has fixed rate advances from the Federal Home Loan Bank of Atlanta (FHLB) of $44.0 million at December 31, 2003.  These advances mature through 2008 and have interest rates ranging from 1.31% to 2.81%.  At December 31, 2002, the Company had $2.0 million in advances from the Federal Home Loan Bank of Atlanta with maturities through 2003 and interest rates ranging from 1.96% to 3.70%.

The Company has a floating rate advance from the Federal Home Loan Bank of Atlanta of $5.0 million at December 31, 2003, which matures in 2004.  The floating rate is based on the three month London Interbank Offer Rate (LIBOR).  At December 31, 2003, the interest rate on the floating rate advance was 1.23%.  The Company had no floating rate advances at December 31, 2002.

The contractual maturities of the fixed and floating rate advances are as follows:

(Dollars in thousands)

At December 31, 2003
Type of Advance	Interest Rate	Term of Advance	Date Due	Amount Outstanding
Fixed Rate Credit	1.31%	5 months	Jan-04	$2,000
Fixed Rate Credit	1.63%	12 months	Jan-04	2,000
Fixed Rate Credit	1.72%	12 months	Jan-04	2,000
Fixed Rate Credit	1.36%	6 months	Feb-04	2,000
Fixed Rate Credit	1.54%	12 months	Mar-04	1,000
Fixed Rate Credit	1.65%	12 months	Mar-04	2,000
Fixed Rate Credit	1.81%	18 months	Jul-04	2,000
Fixed Rate Credit	1.96%	18 months	Jul-04	2,000
Fixed Rate Credit	1.77%	18 months	Sep-04	1,000
Fixed Rate Credit	1.86%	18 months	Sep-04	1,000
Adjustable Rate Credit	1.23%	12 months	Dec-04	5,000
Fixed Rate Credit	1.82%	24 months	Mar-05	1,000
Fixed Rate Credit	2.33%	36 months	Mar-06	1,000
Fixed Rate Credit	2.07%	36 months	Jul-06	6,250
Fixed Rate Credit	2.81%	48 months	Mar-07	1,000
Fixed Rate Credit	2.63%	48 months	Jul-07	6,250
Principal Reducing Fixed Rate Credit	2.29%	60 months	Jul-08	11,458
Total advances from FHLB	1.98%			$48,958

At December 31, 2002
Type of Advance	Interest Rate	Term of Advance	Date Due	Amount Outstanding
Fixed Rate Credit	1.96%	6 months	Apr-03	$1,000
Fixed Rate Credit	3.70%	24 months	Sep-03	1,000
Total advances from FHLB	2.83%			$2,000

The average balances of FHLB advances for the years ended December 31, 2003 and 2002 were $33.5 million and $5.6 million, respectively. The maximum amount outstanding at any month-end during the years ended December 31, 2003 and 2002 was $56.8 million and $9.8 million, respectively.  Total interest expense on FHLB advances for the years ended December 31, 2003, 2002 and 2001 was $654,000, $222,000, and $448,000, respectively.

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

At December 31, 2003 and 2002 the Company had repurchase agreements of $25.5 million and $0, respectively.  The interest rate of the repurchase agreements at December 31, 2003 was 0.75%.  The average balances of the repurchase agreements for 2003 and 2002 were $9.2 million and $0, respectively, and the maximum amount outstanding at any month-end during 2003 and 2002 were $26.1 million and $1.6 million, respectively.  Interest expense on repurchase agreements for 2003, 2002 and 2001 was $72,000, $0, $25,000, respectively.

Occasionally, the Company purchases fed funds.  At December 31, 2003 and 2002, the Company had no outstanding purchases in fed funds.  Interest expense related to fed funds purchased as of December 31, 2003 was $47,000.  There was no interest expense as of December 31, 2002 and 2001.

(8)                      Preferred Stock

In connection with the acquisition of Heritage Bancorp, Inc. on September 1, 2000, the Company issued 1,411,268 shares of 7.25% Cumulative Convertible Preferred Stock, Series A.  Shares of the Preferred Stock outstanding at December 31, 2003 and 2002 were 1,364,062 and 1,364,684, respectively. The Series A Preferred Stock has a par value of $1.00 per share and a liquidation preference of $5.00 per share.  It is automatically converted into the Company’s common stock if the common stock trades at a price above $8.65 for 20 consecutive trading days beginning at anytime on or after March 1, 2004.  Dividends on the Series A Preferred Stock are payable quarterly for a cumulative annual dividend of $0.3625 or 7.25% of the $5.00 liquidation amount, before any dividend is paid on any Cardinal common stock.  Holders of Series A Preferred Stock have the right to convert one share of Series A Preferred Stock for 0.75 shares of Cardinal common stock at any time.  Holders of Series A Preferred Stock are not entitled to receive notice of, or to participate in, or to vote on any matter at any meeting of the shareholders, except to the extent that they are afforded a vote by the laws of the Commonwealth of Virginia in existence at the time any matter requiring such a vote shall arise.  Notwithstanding the lack of voting rights, under Sections 13.1-707 and 708 of the Virginia Stock Corporation Act, the holders of the Series A Preferred Stock are entitled to notice of any meeting of the shareholders considering an amendment to our Articles of Incorporation relating to any of the matters described in Section 13.1-708 of the Virginia Stock Corporation Act and to vote as a class.

(9)                      Income Taxes

The Company and its subsidiaries file consolidated tax returns on a calendar-year basis.  The Company recorded and income tax benefit of $3.5 million during the year ended December 31, 2003 and had no provision for current and deferred income taxes for the years ended December 31, 2002 and 2001.

The provision for income tax expense (benefit) is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes and is as follows:

(Dollars in thousands)	2003	2002	2001
Income tax (benefit) at federal corporate rate	$900	$(180)	$(4,326)
Nondeductible expenses	7	7	2,998
Change in valuation allowance	(4,415)	173	1,328
	$(3,508)	$—	$—

The tax benefits of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

(Dollars in thousands)	2003	2002
Deferred tax assets:
Bad debts	$1,391	$1,047
Organization and other costs	—	19
Net operating loss carryforwards	3,606	4,401
Unrealized (gains) losses on investment securities available-for-sale	260	(797)
Other	126	157
Total gross deferred assets	5,383	4,827
Less valuation allowance	(668)	(4,553)
Net deferred tax assets	4,715	274
Deferred tax liabilities:
Prepaid expenses	(51)	(19)
Depreciation	(121)	(134)
Loan origination costs	(70)	(121)
Total gross deferred tax liabilities	(242)	(274)

Net deferred tax asset	$4,473	$—

Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods.  When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance.  A valuation allowance in the amount of $668,000 at December 31, 2003 has been established for deferred tax assets.  This valuation allowance relates primarily to the state portion of the net operating losses for the Parent Company and Cardinal Wealth Services, Inc. as realization is dependent upon generating future taxable income within those entities.

The Company has net operating loss carryforwards of approximately $9.2 million at December 31, 2003, which are available to offset tax payments on future taxable income.  The Company’s net operating loss carryforwards expire as follows:  $1.4 million in 2019, $5.1 million in 2020, and $2.7 million in 2021.

(10)                Regulatory Matters

The Company’s banking subsidiary, Cardinal Bank, N.A. (the “Bank”), as a national bank, is subject to the dividend restrictions established by the Comptroller of the Currency.  Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years.  At December 31, 2003, there were no earnings against which dividends could be paid.

The Bank is required to maintain a minimum average reserve balance with the Federal Reserve Bank.  The average amount of the required reserve was $1.9 million for 2003.  As members of the Federal Reserve Bank system, the Bank is required to subscribe to shares of $100 par value Federal Reserve Bank stock equal to 6 percent of the Bank’s capital and surplus.  The Bank is required to pay for one-half of the subscription.  The remaining amount is subject to call when deemed necessary by the Board of Governors of the Federal Reserve.

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

At December 31, 2003 and 2002, the Company and the Bank met all regulatory capital requirements.  The key measures of capital are: (1) total capital (Tier I capital plus the allowance for loan losses up to certain limitations) as a percent of total risk-weighted assets, (2) Tier I capital (as defined) as a percent of total risk-weighted assets (as defined), and (3) Tier I capital (as defined) as a percent of total assets (as defined).

At December 31, 2003

(Dollars in thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital to risk weighted assets	$90,239	20.66%	$34,951	>	8.00%	$43,688	>	10.00%
Tier I capital to risk weighted assets	85,896	19.66%	17,475	>	4.00%	26,213	>	6.00%
Tier I capital to average assets	85,896	15.45%	23,365	>	4.00%	29,206	>	5.00%

At December 31, 2002

(Dollars in thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital to risk weighted assets	$41,093	13.35%	$24,625	>	8.00%	$30,781	>	10.00%
Tier I capital to risk weighted assets	37,721	12.25%	12,313	>	4.00%	18,469	>	6.00%
Tier I capital to average assets	37,721	8.97%	18,330	>	4.00%	15,391	>	5.00%

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

Analysis of activity for loans to related parties is as follows:

(Dollars in thousands)	2003	2002
Balance, beginning of year	$4,752	$2,727
New loans	2,242	2,177
Loans paid off or paid down	(2,503)	(152)
Balance, end of year	$4,491	$4,752

(12)                Earnings (Loss) Per Common Share

The following is the calculation of basic and diluted earnings (loss) per common share.  Because the Company had net losses in 2002 and 2001, outstanding stock options had an anti-dilutive effect and, therefore, were excluded from the loss per common share calculation for those years.

At December 31, 2003, the dilutive potential common shares resulting from outstanding stock options added to the weighted average shares for the diluted earnings per common share calculation were 227,000.  At December 31, 2003, 9,000 outstanding stock options were excluded from the weighted average shares outstanding for the diluted earnings per share calculation as these stock options have exercise prices that were greater than the average market price of the Company’s common stock for the year ended December 31, 2003.

(Dollars and shares in thousands)	2003	2002	2001
Net income (loss)	$6,154	$(529)	$(12,724)
Dividends to preferred shareholders	495	495	503
Net income (loss) to common shareholders	$5,659	$(1,024)	$(13,227)
Weighted average shares for basic	10,218	7,949	4,258
Weighted average shares for diluted	10,445	7,949	4,258
Basic earnings (loss) per common share	$0.55	$(0.13)	$(3.11)
Diluted earnings (loss) per common share	$0.54	$(0.13)	$(3.11)

(13)                Employee Benefit Plan

The Company established a 401(k) plan in January 1998 for all eligible employees.  The Company began to match a portion of employee contributions beginning January 1, 1999.  The Company’s match for December 31, 2003, 2002 and 2001 was $106,000, $102,000, and $118,000, respectively.

(14)                Director and Employee Stock Compensation Plans

In 1998, the Company adopted a stock option plan (the ”Plan”) pursuant to which the Company may grant stock options to employees and members of the Company’s and its’ subsidiaries’ Boards of Directors.  625,000 options to purchase shares of the Company’s common stock are authorized under this plan as of December 31, 2003.

In 1999, the Company granted stock awards to an employee.  These awards became fully vested in 2001. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $0, $0, and $6,000, respectively, in compensation expense related to the stock awards.

During 2002, the shareholders approved the Company’s 2002 Equity Compensation Plan (the “Equity Plan”).  The Equity Plan authorizes the granting of options, which may either be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan authorizes the issuance of options and other equity instruments equivalent to 700,000 shares of the outstanding shares of common stock plus shares of common stock issuable upon conversion of the Company’s outstanding Series A Preferred Stock.

Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant.  Director stock options have 10-year terms and vest and become fully exercisable immediately.  Certain employee stock options have 10-year terms and vest and become fully exercisable after 3 years. Other employee stock options have 10-year terms and vest and become fully exercisable in 20% increments beginning as of the grant date.  Stock options granted to new employees of the Company have 10-year terms and vest and become fully exercisable in 20% increments beginning after their first year of vesting.

Stock option activity during the years indicated is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2000	325,212	$5.74

Granted	130,740	4.07
Exercised	(2,809)	3.75
Forfeited	(85,115)	5.77
Expired	—	—

Balance at December 31, 2001	368,028	$5.23

Granted	265,530	3.27
Exercised	—	—
Forfeited	(90,665)	5.48
Expired	—	—

Balance at December 31, 2002	542,893	$4.22

Granted	376,000	5.07
Exercised	(32,523)	4.44
Forfeited	(38,933)	4.90
Expired	—	—

Balance at December 31, 2003	847,437	$4.57

Information pertaining to stock options outstanding at December 31, 2003 and 2002 is as follows:

At December 31, 2003

	Options Outstanding			Options Exercisable
		Weighed Average			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable

$ 2.41 - $3.56	305,999	7.8 years	$3.27	163,455	$3.36
$ 3.95 - $5.50	415,241	8.8 years	4.86	128,211	4.83
$ 6.38 - $7.25	126,197	6.1 years	6.79	103,447	6.77
Outstanding at year end	847,437	8.0 years	$4.57	395,113	$4.73

At December 31, 2002

	Options Outstanding			Options Exercisable
		Weighed Average			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable

$ 2.41 - $3.56	333,365	8.4 years	$3.27	143,585	$3.29
$ 3.95 - $5.50	103,690	7.9 years	4.68	30,211	4.22
$ 6.38 - $7.00	105,088	6.4 years	6.77	105,088	6.77
$ 10.00 - $10.00	750	5.9 years	10.00	750	10.00
Outstanding at year end	542,893	8.0 years	$4.22	279,634	$4.71

At December 31, 2003 and 2002, additional shares available for grant under both stock option plans were 477,563 and 72,039, respectively.

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2003, 2002 and 2001 follows:

(Dollars in thousands)

	December 31, 2003
	Commercial Banking	Investment Advisory	Other	Intersegment Elimination	Consolidated
Net interest income	$15,077	$—	$96	$—	$15,173
Provision for loan losses	1,001	—	—	—	1,001
Non-interest income	2,954	843	32	—	3,829
Non-interest expense	13,265	820	1,270	—	15,355
Income tax benefit	(464)	(443)	(2,601)	—	(3,508)
Net income	$4,229	$466	$1,459	$—	$6,154

Total assets	$630,415	$776	$85,960	$(80,903)	$636,248

	December 31, 2002
	Commercial Banking	Investment Advisory	Other	Intersegment Elimination	Consolidated
Net interest income	$10,575	$—	$81	$—	$10,656
Provision for loan losses	444	—	—	—	444
Non-interest income	1,848	942	74	—	2,864
Non-interest expense	11,995	1,147	463	—	13,605
Net loss	$(16)	$(205)	$(308)	$—	$(529)

Total assets	$483,135	$274	$41,159	$(38,245)	$486,323

	December 31, 2001
	Commercial Banking	Investment Advisory	Intersegment Other	Elimination	Consolidated
Net interest income	$9,051	$—	$26	$—	$9,077
Provision for loan losses	1,202	—	—	—	1,202
Non-interest income	1,167	1,947	43	—	3,157
Non-interest expense	19,177	2,034	2,545	—	23,756
Net loss	$(10,161)	$(87)	$(2,476)	$—	$(12,724)

Total assets	$277,930	$420	$23,228	$(21,994)	$279,584

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at December 31, 2003 are collateralized.

Those instruments represent obligations of the Company to extend credit or guarantee borrowings; and therefore, are not recorded on the consolidated statements of financial condition.  The rates and terms of these instruments are competitive with others in the market in which the Company operates.  Almost all of these instruments as of December 31, 2003 have floating rates, thereby significantly mitigating the market risk.

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

(Dollars in thousands)

	2003	2002
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$111,182	$66,767
Standby letters of credit	3,330	1,610

The Company had recorded no liability associated with standby letters of credit at December 31, 2003 as such amounts were immaterial.

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

(17)                Disclosures of Fair Value of Financial Instruments

The assumptions used and the estimates disclosed represent management’s best judgment of appropriate valuation methods.  These estimates are based on pertinent information available to management at the valuation date.  In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and management’s evaluation of those factors change.

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

Investment Securities and Other Investments

Fair values for investment securities are based on quoted market prices or prices quoted for similar financial instruments.  Fair value for other investments is estimated at their cost since no active trading markets exist.

Loans Receivable, Net

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

Deposits

The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date.  Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on CDs to a schedule of aggregated expected monthly maturities on time deposits.

Other Borrowed Funds

The fair value of other borrowed funds is estimated using a discounted cash flow calculation that applies interest rates currently available with similar terms.

Commitments

The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other covenants or requirements.  These commitments generally have fixed expiration dates expiring within one year.  Many commitments are expected to, and typically do, expire without being drawn upon.  The rates and terms of these instruments are competitive with others in the market in which the Company operates.  The carrying amounts are reasonable estimates of the fair value of these financial instruments.  The carrying amounts of these instruments are zero at December 31, 2003 and 2002.

Accrued Interest

The carrying amounts of accrued interest approximate their fair values.

Fair value of financial instruments as of December 31, 2003 and 2002:

	December 31, 2003
(Dollars in thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$13,083	$13,083
Investment securities and other investments	277,131	275,909
Loans receivable, net	331,658	327,087
Accrued interest receivable	2,082	2,082
Financial liabilities:
Demand deposits	$70,998	$70,998
Interest checking	152,656	152,656
Money market and statement savings	30,139	30,139
Certificates of deposit	220,336	227,871
Other borrowed funds	74,457	73,967
Accrued interest payable	164	164

	December 31, 2002
(Dollars in thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$63,371	$63,371
Investment securities and other investments	165,280	165,280
Loans receivable, net	245,734	257,480
Accrued interest receivable	1,523	1,523
Financial liabilities:
Demand deposits	$72,962	$72,962
Interest checking	146,041	146,041
Money market and statement savings	31,078	31,078
Certificates of deposit	173,398	178,360
Other borrowed funds	2,000	2,000
Accrued interest payable	107	107

(18)                Parent Company Only Financial Statements

The Cardinal Financial Corporation (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION

December 31, 2003 and 2002

(Dollars in thousands)

	2003	2002
Assets
Cash and cash equivalents	$45,516	$5,989
Other investments	63	63
Investment in subsidiaries	35,318	32,472
Premises and equipment, net	1,552	1,825
Goodwill	22	646
Other assets	3,489	164

Total assets	$85,960	$41,159

Liabilities and Shareholders’ Equity

Total liabilities	$548	$447

Total shareholders’ equity	$85,412	$40,712

Total liabilities and shareholders’ equity	$85,960	$41,159

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Income:
Interest income	$96	$81	$26
Other income	32	74	43

Total income	128	155	69

Expense - General and administrative	1,270	463	2,545

Net loss before income taxes and equity in undistributed earnings of subsidiaries	(1,142)	(308)	(2,476)

Income tax benefit	(2,601)	—	—

Equity in undistributed earnings of subsidiaries	4,695	(221)	(10,248)

Net income (loss)	$6,154	$(529)	$(12,724)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$6,154	$(529)	$(12,724)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(4,695)	221	10,248
Depreciation and amortization of goodwill	261	238	865
(Increase) decrease in other assets, liabilities and goodwill	(2,600)	(2,413)	1,754

Net cash provided by (used in) operating activities	(880)	(2,483)	143

Cash flows from investing activities:
Capital infusions in subsidiaries	(1,000)	(12,275)	(720)
Net change in premises and equipment	11	161	158
Proceeds from sale of other investments	—	4	17

Net cash used in investing activities	(989)	(12,110)	(545)

Cash flows from financing activities:
Proceeds from rights and secondary offerings	41,747	18,493	—
Dividends declared on preferred stock	(495)	(495)	(503)
Stock options exercised	144	—	11

Net cash provided by (used in) financing activities	41,396	17,998	(492)

Net increase (decrease) in cash and cash equivalents	39,527	3,405	(894)

Cash and cash equivalents at beginning of year	5,989	2,584	3,478

Cash and cash equivalents at end of year	$45,516	$5,989	$2,584

(19)                            Goodwill and Other Intangible Assets

In 2001, the Company substantially eliminated the goodwill attributable from the acquisition of Heritage Bancorp, Inc.  The initial investment in Heritage, which was subsequently, renamed Cardinal Bank – Potomac, resulted in the Company recording $9.7 million of goodwill at the time of the acquisition.  In the fourth quarter of 2001, an evaluation of 2001 losses and expectations of additional future losses indicated a potential impairment in the Company’s investment in Heritage.  In compliance with SFAS No. 121, the Company wrote down goodwill by $8.3 million based upon a valuation obtained from an independent third party consultant.  In 2003, the Company recognized the benefit of net operating loss carryforwards arising from the Heritage acquisition, and accordingly, this tax benefit of $624,000 was utilized to reduce the

Heritage goodwill.  Goodwill at December 31, 2003 and 2002 was $22,000 and $646,000, respectively.

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

	December 31, 2003		December 31, 2002
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable core deposit intangible	$102	$(102)	$102	$(102)
Unamortizable goodwill	22	—	646	—

Core Deposit Intangible
Amortization expense:
Twelve months ended December 31, 2003	—
Twelve months ended December 31, 2002	22

	December 31,
	2003	2002	2001
Reported net income (loss) to common shareholders	$5,659	$(1,024)	$(13,227)
Add: goodwill amortization	—	—	8,847
Adjusted net income (loss)	5,659	(1,024)	(4,380)

Reported basic earnings (loss) per common share	$0.55	$(0.13)	$(3.11)
Add: goodwill amortization per common share	—	—	2.08
Adjusted basic earnings (loss) per common share	$0.55	$(0.13)	$(1.03)

Reported diluted earnings (loss) per common share	$0.54	$(0.13)	$(3.11)
Add: goodwill amortization per common share	—	—	2.08
Adjusted diluted earnings (loss) per common share	$0.54	$(0.13)	$(1.03)

At December 31, 2002, the Company’s core deposit intangible was fully amortized thus; there is no more amortization expense after December 31, 2002.

(21)                            Other Operating Expenses

The following shows the composition of operating expenses for the years ended December 31, 2003, 2002 and 2001:

(Dollars in thousands)	2003	2002	2001
Data processing	$835	$759	$957
Stationery and supplies	387	317	306
Brokerage clearing	186	206	370
Advertising and marketing	913	541	368
Telecommunications	396	276	325
Other taxes	456	342	269
Travel and entertainment	148	127	164
Bank operations	569	411	875
Premises and equipment	351	271	247
Miscellaneous	686	239	465
Total other operating expenses	$4,927	$3,489	$4,346

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in the Company’s independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

Item 8A. Controls and Procedures

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

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective.

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

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Pursuant to General Instruction E(3) of Form 10-KSB, the information contained in the “Election of Directors” section, under the headings “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and in the “The Committees of the Board of Directors – Audit Committee” subsection with respect to the designation of James D. Russo as an audit committee financial expert in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

We do not have a code of ethics for our senior financial management.  We are currently drafting such a code in connection with other corporate governance compliance matters and expect to have it effective by May 2004.  The addendum will address, among other things, standards that are reasonably necessary to promote honest and ethical conduct, including conduct with respect to conflicts of interest, full, fair, accurate, timely and understandable disclosure in our required periodic reports and compliance with applicable governmental rules and regulations.  Upon adoption, we will make it publicly available.

Item 10.  Executive Compensation

Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings “Director Compensation,” “Executive Officer Compensation,” “Stock Options” and “Employment Agreements” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” and in the “Stock Options” subsection with respect to “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

3.1                                 Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the “Form SB-2”)).

3.2                                 Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form SB-2).

3.3                                 Bylaws of Cardinal Financial Corporation (restated in electronic format to reflect all amendments through September 9, 2003), (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form SB-2, as amended, Registration No. 333-110693).

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

23                                    Consent of KPMG LLP

31.1                           Rule 13a-14(a) Certification of Chief Executive Officer

31.2                           Rule 13a-14(a) Certification of Chief Financial Officer

32.1                           Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2                           Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

(b) Reports on Form 8-K

On October 22, 2003, the Company furnished to the SEC a Current Report on Form 8-K dated October 16, 2003 under Item 12, including its financial results for the quarter ended September 30, 2003.

Item 14.  Principal Accountant Fees and Services

Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings “Fees of Independent Public Accountants” and “Audit Committee Pre-Approval Policies and Procedures” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 and 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on March 29, 2004.

CARDINAL FINANCIAL CORPORATION

By:	/s/ Bernard H. Clineburg
Name: Bernard H. Clineburg
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been filed below by the following persons in the capacities indicated on March 29, 2004.

Signatures	Titles

/s/ Bernard H. Clineburg	Chairman, President and Chief Executive Officer
Name: Bernard H. Clineburg	(Principal Executive Officer)

/s/ Domingo Rodriguez	Senior Vice President and Chief Financial Officer
Name: Domingo Rodriguez	(Principal Financial Officer)

/s/ Jennifer L. Deacon	Vice President and Controller
Name: Jennifer L. Deacon	(Principal Accounting Officer)

/s/ B. G. Beck	Director
Name: B. G. Beck

/s/ Wayne W. Broadwater	Director
Name: Wayne W. Broadwater

/s/ William G. Buck	Director
Name: William G. Buck

/s/ Sidney O. Dewberry	Director
Name: Sidney O. Dewberry

/s/ John W. Fisher	Director
Name: John W. Fisher

/s/ Michael A. Garcia	Director
Name: Michael A. Garcia

/s/ J. Hamilton Lambert	Director
Name: J. Hamilton Lambert

/s/ William E. Peterson	Director
Name: William E. Peterson

/s/ James D. Russo	Director
Name: James D. Russo

/s/ John H. Rust, Jr.	Director
Name: John H. Rust, Jr.

/s/ Emad Saadeh	Director
Name: Emad Saadeh

/s/ George P. Shafran	Director
Name: George P. Shafran

/s/ Alice M. Starr	Director
Name: Alice M. Starr

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the “Form SB-2”)).

3.2

Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form SB-2).

3.3

Bylaws of Cardinal Financial Corporation (restated in electronic format to reflect all amendments through September 9, 2003), (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form SB-2, as amended, Registration No. 333-110693).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).

10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).

10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Carl E. Dodson (incorporated by reference to Exhibit 10.2 to the Form SB-2).

10.3	Executive Employment Agreement, dated as of February 12, 2002 between Cardinal Financial Corporation and F. Kevin Reynolds (incorporated by reference to Exhibit 10.4 to the Form SB-2).

10.4	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).

10.5	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).

10.6	Cardinal Financial Corporation 2002 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2002).

21	Subsidiaries of Cardinal Financial Corporation.

23	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.