Form 10-Q
period 2004-03-31
CARDINAL FINANCIAL CORP
filed 2004-05-10
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

(703) 584-3400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

18,371,395 shares of common stock, par value $1.00 per share, outstanding as of April 12, 2004

CARDINAL FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

At March 31, 2004 and December 31, 2003

(Dollars in thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets

Cash and due from banks	$10,350	$9,555
Federal funds sold	11,381	3,528

Total cash and cash equivalents	21,731	13,083

Investment securities available-for-sale	167,981	130,762
Investment securities held-to-maturity	154,140	142,852

Total investment securities	322,121	273,614

Other investments	3,986	3,517
Loans held for sale	688	—

Loans receivable, net of fees	334,476	336,002
Allowance for loan losses	(4,347)	(4,344)

Loans receivable, net	330,129	331,658

Premises and equipment, net	7,107	6,707

Deferred tax asset	4,111	4,473
Accrued interest and other assets	3,578	3,196

Total assets	$693,451	$636,248

Liabilities and Shareholders’ Equity

Deposits	$525,931	$474,129
Other borrowed funds	71,758	74,457
Accrued interest and other liabilities	2,422	2,250

Total liabilities	600,111	550,836

Preferred stock, $1 par value, 10,000,000 shares authorized; Series A preferred stock, cumulative convertible, 0 and 1,364,062 shares outstanding in 2004 and 2003, respectively	—	1,364
Common stock, $1 par value, 50,000,000 shares authorized; 18,371,395 and 16,377,337 shares outstanding in 2004 and 2003, respectively	18,371	16,377
Additional paid-in capital	92,552	86,790
Accumulated deficit	(17,895)	(18,614)
Accumulated other comprehensive income (loss)	312	(505)

Total shareholders’ equity	93,340	85,412

Total liabilities and shareholders’ equity	$693,451	$636,248

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2004 and 2003

(In thousands, except per share data)

(Unaudited)

	2004	2003
Interest income:
Loans receivable	$4,728	$4,031
Federal funds sold	28	39
Investment securities available-for-sale	1,271	1,678
Investment securities held-to-maturity	1,350	—
Other investments	38	24

Total interest income	7,415	5,772

Interest expense:
Deposits	2,282	2,240
Other borrowed funds	300	73

Total interest expense	2,582	2,313

Net interest income	4,833	3,459

Provision for loan losses	74	80

Net interest income after provision for loan losses	4,759	3,379

Non-interest income:
Service charges on deposit accounts	170	134
Loan service charges	195	113
Investment fee income	178	126
Net gain on sales of loans	13	9
Net realized gain on investment securities available-for-sale	241	493
Other income	80	101

Total non-interest income	877	976

Non-interest expense:
Salary and benefits	2,140	1,649
Occupancy	496	480
Professional fees	154	369
Depreciation	310	196
Other operating expenses	1,455	1,171

Total non-interest expense	4,555	3,865

Net income before income taxes	1,081	490

Provision for income taxes	362	—

Net income	$719	$490

Dividends to preferred shareholders	—	124

Net income to common shareholders	$719	$366

Earnings per common share - basic	$0.04	$0.04

Earnings per common share - diluted	$0.04	$0.04

Weighted-average common shares outstanding - basic	17,461	10,046

Weighted-average common shares outstanding - diluted	17,885	10,171

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three months ended March 31, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	2004	2003

Net income	$719	$490
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the quarter, net of tax	976	(2,199)
Less: reclassification adjustment for gains included in net income, net of tax	159	493

Comprehensive income (loss)	$1,536	$(1,216)

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2004 and 2003

(In thousands)

(Unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2002	1,365	$1,365	10,044	$10,044	$51,231	$(24,273)	$2,345	$40,712

Stock options exercised	—	—	3	3	7	—	—	10

Dividends on preferred stock	—	—	—	—	—	(124)	—	(124)

Change in unrealized gain (loss) on investment securities available-for-sale	—	—	—	—	—	—	(1,706)	(1,706)

Net income	—	—	—	—	—	490	—	490

Balance, March 31, 2003	1,365	$1,365	10,047	$10,047	$51,238	$(23,907)	$639	$39,382

Balance, December 31, 2003	1,364	$1,364	16,377	$16,377	$86,790	$(18,614)	$(505)	$85,412

Stock options exercised	—	—	23	23	66	—	—	89

Public offering shares issued	—	—	945	945	5,358	—	—	6,303

Preferred stock converted to common stock	(1,364)	(1,364)	1,026	1,026	338	—	—	—

Change in unrealized gain (loss) on investment securities available-for-sale	—	—	—	—	—	—	817	817

Net income	—	—	—	—	—	719	—	719

Balance, March 31, 2004	—	$—	18,371	$18,371	$92,552	$(17,895)	$312	$93,340

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$719	$490
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	310	196
Amortization of premiums and discounts	503	427
Provision for loan losses	74	80
Originations of loans held for sale	(2,569)	(172)
Proceeds from the sale of loans held for sale	1,894	172
Gain on sale of loans held for sale	(13)	(9)
Gain on sale of investment securities available-for-sale	(241)	(493)
(Increase) decrease in accrued interest, other assets and deferred tax asset	(20)	3,419
Increase (decrease) in accrued interest and other liabilities	172	(17,415)

Net cash provided by (used in) operating activities	829	(13,305)

Cash flows from investing activities:
Purchase of premises and equipment	(710)	(448)
Proceeds from sale, maturity and call of investment securities available-for-sale	13,719	22,890
Proceeds from maturity and call of investment securities held-to-maturity	3,490	—
Proceeds from sale of other investments	261	—
Purchase of investment securities available-for-sale	(55,485)	(71,017)
Purchase of investment securities held-to-maturity	(18,487)	—
Purchase of other investments	(729)	(1,023)
Redemptions of investment securities available-for-sale	3,602	11,537
Redemptions of investment securities held-to-maturity	5,389	—
Net (increase) decrease in loans receivable	1,274	(2,781)

Net cash used in investing activities	(47,676)	(40,842)

Cash flows from financing activities:
Net increase (decrease) in deposits	51,802	(6,383)
Net decrease in other borrowed funds	(7,074)	—
Proceeds from FHLB advances - long term	5,000	25,000
Repayments of FHLB advances - long term	(625)	(2,000)
Proceeds from public offering	6,303	—
Stock options exercised	89	10
Dividends on preferred stock	—	(124)

Net cash provided by financing activities	55,495	16,503

Net increase (decrease) in cash and cash equivalents	8,648	(37,644)

Cash and cash equivalents at beginning of the quarter	13,083	63,371

Cash and cash equivalents at end of the quarter	$21,731	$25,727

Supplemental disclosure of cash flow information:
Cash paid during the quarter for interest	$2,574	$2,275

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the ”Company”) was incorporated on November 24, 1997 under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of investment in its wholly-owned subsidiaries.  The Company opened Cardinal Bank, N.A. in 1998 and Cardinal Wealth Services, Inc., an investment services subsidiary, in 1999.  In 1999, the Company opened two additional banking subsidiaries and, in late 2000, completed an acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank (“Heritage”).  These banking subsidiaries were consolidated into Cardinal Bank, N.A. as of March 1, 2002.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (the “2003 Form 10-KSB”).

Stock-Based Compensation

At March 31, 2004, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan and the 2002 Equity Compensation Plan.  These plans are described more fully in Footnote 14 of the 2003 Form 10-KSB.

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.  The following table illustrates the effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2004	2003
Net income to common shareholders	$719	$366
Deduct: Total stock-based employee compensation expense determined under fair value- based method for all awards	(595)	(223)
Pro forma net income	$124	$143

Earnings per common share:
Basic - as reported	$0.04	$0.04
Basic - as pro forma	0.01	0.01
Diluted - as reported	0.04	0.04
Diluted - as pro forma	0.01	0.01

The weighted average per share fair values of grants made for the three months ended March 31, 2004 and 2003 were $2.91 and $2.07, respectively.  The fair values of the options granted were estimated on the grant date using the Black - Scholes option - pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Estimated option life	10 years	10 years
Risk free interest rate	3.99%	4.25%
Expected volatility	11.80%	20.40%
Expected dividend yield	0.00%	0.00%

There were 286,518 options granted during the three months ended March 31, 2004.  Of those grants, 175,204 immediately vested on the grant date.

Note 2

Segment Disclosures

The Company operates and reports in two business segments, commercial banking and investment services.  The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans.  In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit.  The investment services segment provides advisory services to businesses and individuals, including financial planning and retirement/estate planning.

Information about the reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2004 and 2003, follows:

As of and for the Three Months Ended March 31, 2004:

(Dollars in thousands)	Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$4,800	$—	$—	$33	$4,833
Provision for loan losses	74	—	—	—	74
Non-interest income	699	178	—	—	877
Non-interest expense	4,050	239	—	266	4,555
Provision for income taxes	462	(21)		(79)	362
Net income (loss)	$913	$(40)	$—	$(154)	$719
Total assets	$687,543	$741	$(88,338)	$93,505	$693,451

As of and for the Three Months Ended March 31, 2003:

(Dollars in thousands)	Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$3,432	$—	$—	$27	$3,459
Provision for loan losses	80	—	—	—	80
Non-interest income	850	126	—	—	976
Non-interest expense	3,389	168	—	308	3,865
Net income (loss)	$813	$(42)	$—	$(281)	$490
Total assets	$481,081	$241	$(36,866)	$39,739	$484,195

The Company does not have any operating segments other than those reported.  Parent company financial information is included in the “Other” category above and represents the overhead function rather than an operating segment.  The parent company’s most significant assets are its net investments in its subsidiaries.  The parent company’s net interest income is comprised of interest income from federal funds sold and other investments.

Note 3

Earnings Per Common Share

The following is the calculation of basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003. Stock options outstanding as of March 31, 2004 and 2003 were 1,108,835 and 873,412, respectively.  Stock options issued, which were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price, were 10,000 and 291,667 for the three months ended March 31, 2004 and 2003, respectively.

(Dollars in thousands, except share and per share data)	Three Months Ended March 31,
	2004	2003

Net income	$719	$490

Dividends to preferred shareholders	—	124

Net income to common shareholders	$719	$366

Weighted average common shares for basic	17,461,000	10,046,000

Weighted average common shares for diluted	17,885,000	10,171,000

Basic earnings per common share	$0.04	$0.04

Diluted earnings per common share	$0.04	$0.04

Note 4

Goodwill

In 2001, the Company substantially eliminated the goodwill attributable from the acquisition of Heritage.  The initial investment in Heritage, which was subsequently renamed Cardinal Bank – Potomac, resulted in the Company recording $9.7 million of goodwill at the time of the acquisition.  In the fourth quarter of 2001, an evaluation of 2001 losses and expectations of additional future losses indicated a potential impairment in the Company’s investment in Heritage.  In compliance with SFAS No. 121, the Company wrote down goodwill by $8.3 million based upon a valuation obtained from an independent third party consultant.  In 2003, the Company recognized the benefit of net operating loss carryforwards arising from the Heritage acquisition and, accordingly, this tax benefit of $624,000 was utilized to reduce the Heritage goodwill.  Goodwill at March 31, 2004 and December 31, 2003 was $22,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition as of March 31, 2004 and December 31, 2003 and the results of our operations for the three months ended March 31, 2004 and 2003.  This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

Overview

Cardinal Financial Corporation, a financial services organization headquartered in Tysons Corner, Virginia, is committed to providing top quality customer service, a diversified product mix and convenient avenues for banking to consumers and businesses.  We own Cardinal Bank, N.A., a nationally chartered community bank, and Cardinal Wealth Services, Inc., an investment services subsidiary.  Through these two subsidiaries, we offer a wide range of banking products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium-sized business as well as commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.  We have an expansive retail branch network and develop competitive retail products and services.  We complement our core banking operations by offering investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc.

Net interest income is our primary source of income.  As discussed further in our interest rate sensitivity section, we manage our balance sheet and interest rate risk to enhance our net interest income.  We do this by monitoring the spread between the interest rates earned on investment securities and loans and the interest rates paid on deposits and other interest-bearing liabilities.  Changes in interest rates will affect our operating performance and financial condition.  We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it.   In addition to management of interest rate risk, we analyze our loan portfolio for exposure to credit risk.  Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully.  In addition to net interest income, non-interest income is a source of income for us and includes service charges on deposits and loans, investment fee income and gains on sales on investment securities available-for-sale.

Our business strategy is to grow through geographic expansion while maintaining strong asset quality and achieving sustained profitability.  We completed a secondary common stock offering that raised $41.7 million in capital in December 2003 and an additional $6.3 million in capital following the exercise of the underwriters’ over-allotment option in January 2004.  This capital is being used to support the expansion of our branch office network and balance sheet growth.  We were able to increase our legal lending limit to over $12 million, which will allow us to expand our commercial and real estate lending loan portfolios.  We expect to increase our loan-to-deposit ratio and shift the mix of our earning assets to higher yielding loans.  We intend to increase our selection of banking products and financial services in order to diversify our revenue base, increase fee income, and strengthen customer relationships.

Critical Accounting Policies

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

The accounting policies we view as critical to us are those relating to estimates and judgments regarding the determination of the allowance for loan losses and the valuation of deferred tax assets.

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

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are adequate, it is possible that there may be unidentified losses in the portfolio that may become evident only at a future date.  Additional provisions for such losses, if necessary, would be recorded in the commercial banking segment and would negatively impact earnings.

For purposes of our analysis, we categorize our loans into one of five categories:  commercial and industrial, commercial real estate, home equity lines of credit, residential mortgages, and consumer.  Peer group annual loss factors (in the absence of historical results) are applied to all categories and are adjusted by the projected duration of the loans in a particular category and by the qualitative factors mentioned above.  The indicated loss factors resulting from this analysis are applied to each of the loan categories to determine a reserve level for each of the five categories of loans.  In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral values.  Since we have limited historical data on which to base loss factors for classified loans, we apply, in accordance with regulatory guidelines, a 5% loss factor to all special mention loans and a 15% loss factor to all substandard loans.

Valuation of Deferred Tax Assets

We record a provision for income tax expense based on the amounts of current taxes payable (or refundable) and the change in net deferred tax assets or liabilities during the year.  Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods.  When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance.

New Financial Accounting Standards

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (“SAB No. 105”), Application of Accounting Principles to Loan Commitments.  SAB No. 105 provides guidance regarding loan commitments accounted for as derivative instruments, and is effective for quarters beginning April 1, 2004.  The Company is currently retaining substantially all of the loans it originates and therefore SAB No. 105 is not expected to have a material impact.

Statements of Operations

Net income to common shareholders for the three months ended March 31, 2004 and 2003 was $719,000 and $366,000, respectively, an improvement of $353,000, or 96.5%.  The increase in net income to common shareholders is primarily a result of increased net interest income.  In addition, on March 29, 2004, our preferred stock automatically converted to common stock.  As a result of the stock conversion, net income to common shareholders for the first quarter of 2004 did not include expenses related to preferred stock dividends.  Expenses for preferred dividends totaled $124,000 for the first quarter of 2003.  Net income for the first quarter of 2004 also reflects an income tax provision of $362,000 compared to no tax provision for the same period in 2003.  The 2003 results were not subject to a tax provision because of available net operating loss carryforwards.

Basic and diluted earnings per common share were $0.04 for each of the three months ended March 31, 2004 and 2003.  These results are presented after the effect of dividends paid to preferred shareholders in the 2003 period.  Dividends to preferred shareholders were $0 and $124,000 for the three months ended March 31, 2004 and 2003, respectively.  Weighted average fully diluted common shares outstanding for the three months ended March 31, 2004 were 17,885,000 compared to 10,171,000 for the three months ended March 31, 2003.

Return on average assets for the three months ended March 31, 2004 and 2003 was 0.43% and 0.42%, respectively.  Return on average equity for the three months ended March 31, 2004 and 2003 was 3.14% and 4.81%, respectively.  The decrease in the return on average equity is a result of the increased equity in 2004 compared to 2003 from our common stock offering.

Net interest income represents the difference between interest and fees earned on interest earning assets and the interest paid on deposits and other interest bearing liabilities.  The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.  Net interest income for the three months ended March 31, 2004 and 2003 was $4.8 million and $3.5 million, respectively, a period-to-period increase of $1.4 million, or 39.7%.  The increase in net interest income is a result of the increases in the average volume of investment securities and loans receivable, net of the impact of decreased yields, during 2004, compared with the same period of 2003.  These increases were funded through the increases in total deposits, other borrowed funds and proceeds from the common stock offering.

Our net interest margin for the three months ended March 31, 2004 and 2003 was 3.00% and 3.11%, respectively.  The decrease in the net interest margin was a result of the change in the mix of earning assets towards lower yielding earning assets and the decreased interest rate environment.  Tables 1 and 2 present an analysis of average earning assets, interest bearing liabilities and demand deposits with related components of interest income and interest expense.

Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities

Three Months Ended March 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004			2003			2002
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$59,327	$796	5.37%	$53,060	$833	6.28%	$54,760	$964	7.04%
Real estate - commercial	137,776	2,223	6.45%	115,685	2,064	7.14%	86,345	1,744	8.08%
Real estate - construction	41,609	567	5.45%	8,955	137	6.12%	5,967	93	6.23%
Real estate - residential	42,871	617	5.76%	34,284	577	6.73%	17,655	357	8.09%
Home equity lines	44,829	363	3.24%	28,352	241	3.40%	21,615	226	4.18%
Consumer	10,373	162	6.25%	9,639	179	7.43%	13,605	243	7.14%
Total loans	336,785	4,728	5.62%	249,975	4,031	6.45%	199,947	3,627	7.26%

Investment securities available-for-sale	142,128	1,271	3.58%	180,044	1,678	3.73%	47,731	595	4.99%
Investment securities held-to-maturity	150,016	1,350	3.60%	—	—	0.00%	—	—	0.00%
Other investments	3,634	38	4.18%	1,853	24	5.18%	1,194	19	6.37%
Federal funds sold	12,146	28	0.92%	13,503	39	1.16%	37,961	154	1.62%

Total interest-earning assets and interest income	644,709	7,415	4.60%	445,375	5,772	5.18%	286,833	4,395	6.13%

Non-interest earning assets:
Cash and due from banks	10,256			14,720			13,280
Premises and equipment, net	6,833			5,007			5,015
Accrued interest and other assets	7,234			5,113			1,836
Allowance for loan losses	(4,408)			(3,397)			(3,103)
Total assets	$664,624			$466,818			$303,861

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	155,523	529	1.36%	139,080	638	1.83%	69,762	516	2.96%
Money markets	24,470	36	0.59%	26,131	69	1.06%	25,947	133	2.05%
Statement savings	7,191	9	0.50%	4,493	9	0.80%	4,294	13	1.21%
Certificates of deposit	237,562	1,708	2.88%	173,249	1,524	3.52%	115,538	1,262	4.37%
Total interest - bearing deposits	424,746	2,282	2.15%	342,953	2,240	2.61%	215,541	1,924	3.57%

Other borrowed funds	73,545	300	1.63%	14,957	73	1.95%	9,398	97	4.13%

Total interest-bearing liabilities and interest expense	498,291	2,582	2.07%	357,910	2,313	2.59%	224,939	2,021	3.59%

Noninterest-bearing liabilities:
Demand deposits	72,399			66,638			55,985
Other liabilities	2,204			1,588			2,308
Preferred shareholders’ equity	6,391			6,825			6,825
Common shareholders’ equity	85,339			33,857			13,804
Total liabilities and shareholders’ equity	$664,624			$466,818			$303,861

Net interest income and net interest margin (2)		$4,833	3.00%		$3,459	3.11%		$2,374	3.31%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the quarters presented.

(2) We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Rate and Volume Analysis

Three Months Ended March 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004 Compared to 2003			2003 Compared to 2002
	Change Due to			Change Due to
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial and industrial	$98	$(135)	$(37)	$(30)	$(101)	$(131)
Real estate - commercial	394	(235)	159	593	(273)	320
Real estate - construction	500	(70)	430	47	(3)	44
Real estate - residential	145	(105)	40	335	(115)	220
Home equity lines	140	(18)	122	71	(56)	15
Consumer	14	(31)	(17)	(71)	7	(64)
Total loans	1,291	(594)	697	945	(541)	404

Investment securities available-for-sale	(353)	(54)	(407)	1,649	(566)	1,083
Investment securities held-to-maturity	1,350	—	1,350	—	—	—
Other investments	23	(9)	14	10	(5)	5
Federal funds sold	(4)	(7)	(11)	(98)	(17)	(115)

Total interest income	2,307	(664)	1,643	2,506	(1,129)	1,377

Interest expense:

Interest - bearing deposits:
Interest checking	75	(184)	(109)	521	(399)	122
Money markets	(4)	(29)	(33)	2	(66)	(64)
Statement savings	5	(5)	—	1	(5)	(4)
Certificates of deposit	565	(381)	184	656	(394)	262
Total interest - bearing deposits	641	(599)	42	1,180	(864)	316

Other borrowed funds	286	(59)	227	56	(80)	(24)

Total interest expense	927	(658)	269	1,236	(944)	292

Net interest income (2)	$1,380	$(6)	$1,374	$1,270	$(185)	$1,085

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.
Interest income on non-accruing loans was not material for the quarters presented.

(2) We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Provision for loan losses for the three months ended March 31, 2004 and 2003 was $74,000 and $80,000, respectively.  The allowance for loan losses at each of March 31, 2004 and December 31, 2003 was $4.3 million.    Our allowance for loan loss ratio at March 31, 2004 was 1.30%, compared to 1.29% at December 31, 2003.  We continued to experience strong loan quality with annualized net charged-off loans equal to 0.08% to total loans for the three months ended March 31, 2004, compared to 0.03% for the same period of 2003.  Non-performing loans were equal to 0.07% of total loans at March 31, 2004, compared to 0.12% at December 31, 2003.  Additional information on the allowance for loan losses, its allocation to the total loans receivable portfolio and information on nonperforming loans can be found in Tables 3, 4 and 5.

Allowance for Loan Losses

Three Months Ended March 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
Beginning balance, January 1	$4,344	$3,372

Provision for loan losses	74	80

Loans charged off:
Commercial and industrial	(74)	(60)
Real estate - commercial	—	—
Real estate - construction	—	—
Real estate - residential	—	—
Home equity lines	—	—
Consumer	(1)	(3)
Total loans charged off	(75)	(63)

Recoveries:
Commercial and industrial	2	40
Real estate - commercial	—	—
Real estate - construction	—	—
Real estate - residential	—	—
Home equity lines	—	—
Consumer	2	2
Total recoveries	4	42

Net (charge offs) recoveries	(71)	(21)

Ending balance	$4,347	$3,431

	March 31, 2004	December 31, 2003
Loans:
Balance at period end	$334,746	$336,002
Allowance for loan losses to loans receivable, net of fees	1.30%	1.29%
Annualized net charge-offs to average loans receivable	0.08%	0.01%

Allocation of the Allowance for Loan Losses

At March 31, 2004 and December 31, 2003

(Dollars in thousands)

	March 31, 2004		December 31, 2003
	Allocation	% of Total*	Allocation	% of Total*
Commercial	$1,094	16.35%	$1,046	17.21%
Real estate - commercial	1,532	40.81%	1,662	41.56%
Real estate - construction	552	12.92%	497	12.57%
Real estate - residential	436	12.93%	418	12.64%
Home equity lines	546	14.06%	486	12.84%
Consumer	187	2.93%	235	3.18%

Total allowance for loan losses	$4,347	100.00%	$4,344	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans Receivable

At March 31, 2004 and December 31, 2003

(Dollars in thousands)

	March 31, 2004	December 31, 2003
Nonaccruing loans	$237	$390

Loans contractually past-due 90 days or more	4	4

Troubled debt restructurings	—	—
Total nonperforming loans receivable	$241	$394

Non-interest income for the three months ended March 31, 2004 and 2003 was $877,000 and $976,000, respectively, a period-to-period decrease of $99,000, or 10.1%.  The decrease in non-interest income is primarily attributable to the decrease in realized gains on sales of investment securities available-for-sale during the first quarter of 2004.  These gains were recorded on sales of mortgage-backed securities with accelerated pre-payment speeds.  Excluding the realized gains on the sale of investment securities of $241,000 and $493,000 for the first quarters of 2004 and 2003, respectively, non-interest income would have increased $153,000 to $636,000 for the first quarter of 2004, compared to $483,000 for the first quarter of 2003.  Service charges on deposit accounts increased $36,000 to $170,000 for the three months ended March 31, 2004, compared to $134,000 for the same period of 2003.  Loan service charge income increased $82,000 to $195,000 for the three months ended March 31, 2004, compared to $113,000 for the same period of 2003.  Investment fee income increased to $178,000 for the three months ended March 31, 2004, compared to $126,000 for the three months ended March 31, 2003.

Non-interest expense for the three months ended March 31, 2004 was $4.6 million, compared to $3.9 million for the same period of 2003, an increase of $690,000, or 17.9%.  The increase is attributable to the branch expansion we have completed over the past twelve months.  We opened our twelfth branch on February 27, 2004 in Herndon, Virginia.  In addition, our Tysons Corner, Leesburg and Woodbridge branches opened during the third and fourth quarters of 2003 and are not included in the non-interest expense for the three-month period of 2003.  Expenses related to the branch expansion are represented in the increases in our salaries and benefits expense, occupancy expense and depreciation expense.  Other operating expenses on our statements of operations includes business development, data processing and communications expenses, and office administration expenses.

The effective tax rate for the first quarter of 2004 was 33.5%, compared to 0% for the same period of 2003.  The increase in the effective tax rate is a result of having recognized our deferred tax assets related to the net operating loss carryforwards during the fourth quarter of 2003.  We recorded a provision for income tax expense of $362,000 for the three months ended March 31, 2004, compared to none for the same three-month period of 2003.    For more information, see “Critical Accounting Policies” above in this discussion.

Statements of Condition

Total assets were $693.5 million at March 31, 2004, compared to $636.2 million at December 31, 2003, an increase of $57.3 million or 9.0%.  This growth was driven by increases in total deposits and the proceeds raised in the common stock offering during December 2003 and the first quarter of 2004.

Investment securities were $322.1 million at March 31, 2004, compared to $273.6 million at December 31, 2003, an increase of $48.5 million or 17.7%.  The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost.  These securities are utilized for pledging of advances from the Federal Home Loan Bank and other borrowing activities.  Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management, interest rate risk management, regulatory capital management or similar factors.  At March 31, 2004, investment securities available-for-sale were $168.0 million and investment securities held-to-maturity were $154.1 million.  See Table 6 for additional information on our investment securities portfolio.

Investment Securities

At March 31, 2004 and December 31, 2003

(Dollars in thousands)

Available-for-sale at March 31, 2004	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
Five to ten years	$4,000	$4,047	4.11%
Total U.S. government-sponsored agencies	$4,000	$4,047	4.11%

Mortgage-backed securities*
Five to ten years	$15,659	$15,724	3.79%
After ten years	135,805	136,108	3.79%
Total mortgage-backed securities	$151,464	$151,832	3.79%

Corporate bonds
After ten years	$10,000	$10,016	2.42%
Total corporate bonds	$10,000	$10,016	2.42%

Treasury bonds
One to five years	$2,044	$2,086	2.63%
Total treasury bonds	$2,044	$2,086	2.63%
Total investment securities available-for-sale	$167,508	$167,981	3.70%

Held-to-maturity at March 31, 2004	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$5,999	$6,041	3.26%
Five to ten years	16,977	17,119	4.51%
After ten years	2,999	2,993	4.20%
Total U.S. government-sponsored agencies	$25,975	$26,153	4.19%

Mortgage-backed securities*
Five to ten years	$9,069	$9,078	3.08%
After ten years	111,096	111,141	3.83%
Total mortgage-backed securities	$120,165	$120,219	3.77%

Corporate bonds
After ten years	$8,000	$8,003	4.21%
Total corporate bonds	$8,000	$8,003	4.21%
Total investment securities held-to-maturity	$154,140	$154,375	3.87%

Total investment securities	$321,648	$322,356	3.78%

* Based on contractual maturities.

Available-for-sale at December 31, 2003	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$3,000	$3,016	3.92%
Five to ten years	2,000	1,986	4.23%
After ten years	1,000	1,027	5.79%
Total U.S. government-sponsored agencies	$6,000	$6,029	4.33%

Mortgage-backed securities*
Five to ten years	$15,615	$15,630	3.92%
After ten years	97,865	97,041	4.02%
Total mortgage-backed securities	$113,480	$112,671	4.00%

Corporate bonds
After ten years	$10,000	$9,995	2.41%
Total corporate bonds	$10,000	$9,995	2.41%

Treasury bonds
One to five years	$2,047	$2,067	2.64%
Total treasury bonds	$2,047	$2,067	2.64%
Total investment securities available-for-sale	$131,527	$130,762	3.87%

Held-to-maturity at December 31, 2003	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$4,000	$3,951	3.39%
Five to ten years	9,993	9,884	4.65%
After ten years	2,999	2,950	4.20%
Total U.S. government-sponsored agencies	$16,992	$16,785	4.27%

Mortgage-backed securities*
Five to ten years	$9,476	$9,450	3.70%
After ten years	108,384	107,547	4.01%
Total mortgage-backed securities	$117,860	$116,997	3.98%

Corporate bonds
After ten years	$8,000	$7,848	4.21%
Total corporate bonds	$8,000	$7,848	4.21%
Total investment securities held-to-maturity	$142,852	$141,630	4.03%

Total investment securities	$274,379	$272,392	3.96%

* Based on contractual maturities.

Loans receivable, net of fees, decreased slightly, by $1.5 million or 0.5%, to $334.5 million at March 31, 2004 from $336.0 million at December 31, 2003 (see Table 7 for details on the loans receivable portfolio). We experienced decreases in our commercial and commercial real estate loan portfolios offset by increases in our construction, residential real estate and home equity loan portfolios.  The decreases in our commercial and commercial real estate loan portfolios are the result of more paydowns than fundings in those loan categories.  We expect increases within these loan categories over the next three quarters of 2004 due to our increased legal lending limit of $12.0 million and the volume of loans we have scheduled for funding.

Loans Receivable

At March 31, 2004 and December 31, 2003

(Dollars in thousands)

	March 31, 2004		December 31, 2003

Commercial	$54,723	16.35%	$57,854	17.21%
Real estate - commercial	136,541	40.81%	139,725	41.56%
Real estate - construction	43,214	12.92%	42,243	12.57%
Real estate - residential	43,273	12.93%	42,495	12.64%
Home equity lines	47,049	14.06%	43,176	12.84%
Consumer	9,807	2.93%	10,690	3.18%

Gross loans	$334,607	100.00%	$336,183	100.00%

Add: net deferred (fees) costs	(131)		(181)
Less: allowance for loan losses	(4,347)		(4,344)

Loans receivable, net	$330,129		$331,658

Total deposits increased $51.8 million, or 9.9%, to $525.9 million at March 31, 2004, compared to $474.1 million at December 31, 2003 (see Table 8 for details on certificates of deposit with balances of $100,000 or more).  We experienced increases in non-interest bearing demand deposits, money market and savings deposits and certificates of deposit.  The increase in deposits is a result of new customers from our branch expansion and increased advertising efforts.

Certificates of Deposit of $100,000 or More

At March 31, 2004

(Dollars in thousands)

Maturities:
Three months or less	$12,279
Over three months through six months	14,599
Over six months through twelve months	25,362
Over twelve months	63,885
$116,125

Other borrowed funds decreased $2.7 million to $71.8 million at March 31, 2004, compared to $74.5 million at December 31, 2003.  We had Federal Home Loan Bank advances that matured during the first quarter of 2004 and replaced them with lower cost borrowings from the treasury, tax and loan note option of the Federal Reserve System.  Table 9 provides information on our short-term borrowings.

Short-Term Borrowings

At March 31, 2004

(Dollars in thousands)

Advance Date	Interest Rate	Term of Advance	Date Amount Due	Outstanding
Dec-03	1.23%	12 months	Dec-04	$5,000
Jan-04	1.56%	12 months	Jan-05	5,000
	1.40%			$10,000
All other borrowed funds				61,758
Total other borrowed funds				$71,758

Shareholders’ equity at March 31, 2004 was $93.3 million, an increase of $7.9 million, or 9.3%, compared to $85.4 million at December 31, 2003. The increase of $7.9 million from the prior year was primarily driven by the underwriters’ exercise in January 2004 of their over allotment option from the secondary offering in December 2003.  The over-allotment exercise resulted in the issuance of an additional 945,000 shares of the Company’s common stock and the receipt of $6.3 million in total capital.  Net income of $719,000 for the quarter ended March 31, 2004 also added to the increase in shareholders’ equity for the period.  In addition, the Company had a favorable market value adjustment of $817,000 on investment securities available-for-sale as of March 31, 2004.  Book value per common share at March 31, 2004 was $5.08, compared to $4.80 at December 31, 2003.

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

For the three months ended March 31, 2004, the commercial banking segment recorded net income of $913,000 compared to $813,000 for the three months ended March 31, 2003, an improvement of $100,000.  The improvement in earnings is a result of increased net interest income, due to increased volume of earning assets for this segment.  As of March 31, 2004, total assets were $687.5 million, loans receivable, net of fees, were $334.5 million and total deposits were $525.9 million.  As of March 31, 2003, total assets were $481.1 million, loans receivable, net of fees were $252.0 million and total deposits were $417.1 million.

Investment Services

The investment services segment provides investment and financial services through an affiliation with a third party broker-dealer.

For the three months ended March 31, 2004, the investment services segment recorded a net loss of $40,000, compared to a loss of $42,000 during the same period of 2003, an improvement of $2,000.  As of March 31, 2004, total assets were $741,000 and total assets under management were $175.8 million.  As of March 31, 2003, total assets were $241,000 and total assets under management were $84.6 million.  The revenues and assets under management from this business segment have increased for the three months ended March 31, 2004 compared to the same period of 2003 as a result of increased transaction activity and accumulation of assets under management through new customers to this business segment.  The financial results of this business segment should continue to improve as the assets under management increase.

Information pertaining to both business segments can be found in Footnote 2 to the Notes to Consolidated Financial Statements.

Capital Resources

Capital adequacy is an important measure of financial stability and performance.  Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of a financial institution.  The guidelines define capital as both tier 1 (primarily common shareholders’ equity, defined to include certain debt obligations) and tier 2 (certain other debt obligations and a portion of the allowance for loan losses and 45% of unrealized gains in equity securities).

At March 31, 2004, our tier 1 and total (tier 1 and tier 2) risk-based capital ratios were 19.9% and 20.8%, respectively.  At December 31, 2003, our tier 1 and total risk-based capital ratios were 19.7% and 20.7%, respectively.  Our regulatory capital levels for the bank and bank holding company meet those established for well-capitalized institutions. Table 10 provides additional information pertaining to our capital ratios.

Capital Components

At March 31, 2004 and December 31, 2003

(Dollars in thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At March 31, 2004
Total risk based capital to net risk-weighted assets	$97,352	20.84%	$37,363	>	8.00%	$46,704	>	10.00%
Tier I capital to net risk-weighted assets	93,006	19.91%	18,682	>	4.00%	28,022	>	6.00%
Total risk based capital to average total assets	97,352	14.65%	26,585	>	4.00%	33,231	>	5.00%

At December 31, 2003
Total risk based capital to net risk-weighted assets	$90,239	20.66%	$34,951	>	8.00%	$43,688	>	10.00%
Tier I capital to net risk-weighted assets	85,896	19.66%	17,475	>	4.00%	26,213	>	6.00%
Total risk based capital to average total assets	90,239	15.45%	23,365	>	4.00%	29,206	>	5.00%

As of March 31, 2004, there were no material changes in our contractual obligations as presented in the 2003 Form 10-KSB.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Stable core deposits and a strong capital position are the current components of a solid foundation for our liquidity position.  In addition, the availability of regional and national wholesale funding sources including federal funds purchased, negotiable certificates of deposit, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank enhance our liquidity.  Cash flows from operations, such as loan payments and payoffs are also a significant source of liquidity.  We have a contingency plan that provides for continued monitoring of liquidity needs and available sources of liquidity.  We believe we have the ability to meet our increased liquidity needs.  Liquid assets, which include cash and due from banks, federal funds sold and investment securities available-for-sale totaled $189.7 million, or 27.4% of total assets, at March 31, 2004.  We had investment securities that are classified as held-to-maturity of $154.1 million at March 31, 2004.  We also had $201.3 million of our total investment securities portfolio available as collateral for additional Federal Home Loan Bank borrowings.  Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Interest Rate Sensitivity

Asset/liability management involves the monitoring of our sensitivity to interest rate movements.  In order to measure the effect of interest rates on our net interest income, we take into consideration the expected cash flows from the loan and investment securities portfolios and the expected magnitude of the repricing of specific asset and liability categories.  Management evaluates interest sensitivity risk and then formulates guidelines to manage this risk based upon its outlook regarding the economy, forecasted interest rate movements and other business factors.

Management’s goal is to maximize and stabilize the net interest margin by limiting exposure to interest rate changes.

The data in Table 11 reflects the repricing or expected maturities of various assets and liabilities at March 31, 2004.  This “gap” analysis represents the difference between interest sensitive assets and liabilities in a specific time interval.  The interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity Gap Analysis

At March 31, 2004

(Dollars in thousands)

	Immediate Repricing	2-90 Days	91-180 Days	181-365 Days	1-3 Years	Over 3 Years	TOTAL
Assets
Total investment securities and other investments	$—	$11,447	$13,477	$26,343	$106,091	$168,749	$326,107
Federal funds sold	11,381	—	—	—	—	—	11,381
Loans held for sale	688	—	—	—	—	—	688
Loans Receivable, net of fees
Commercial & industrial	36	174,364	39	188	2,865	13,641	191,133
Residential	—	18,308	434	1,293	1,613	21,625	43,273
Home equity lines	—	42,040	3,929	1,080	—	—	47,049
Construction	—	30,754	456	6,118	5,886	—	43,214
All other	1,002	4,044	87	34	417	4,223	9,807
Total loans receivable, net of fees	1,038	269,510	4,945	8,713	10,781	39,489	334,476
Total earning assets	13,107	280,957	18,422	35,056	116,872	208,238	672,652
Cumulative rate sensitive assets	$13,107	$294,064	$312,486	$347,542	$464,414	$672,652

Liabilities
Deposits
Noninterest-bearing demand	$—	$—	$—	$—	$—	$81,466	$81,466
Interest-bearing transaction accounts	36,658	18,329	18,329	18,329	18,329	73,316	183,290
Certificates of deposit - fixed	29	12,842	12,766	23,528	48,102	14,288	111,555
Certificates of deposit - no penalty	273	15,412	24,013	27,606	82,316	—	149,620
Total deposits	36,960	46,583	55,108	69,463	148,747	169,070	525,931
Other borrowed funds	24,425	625	4,625	19,250	6,000	16,833	71,758
Total deposits & other borrowed funds	61,385	47,208	59,733	88,713	154,747	185,903	597,689
Cumulative rate sensitive liabilities	$61,385	$108,593	$168,326	$257,039	$411,786	$597,689

Gap	$(48,278)	$233,749	$(41,311)	$(53,657)	$(37,875)	$22,335
Cumulative gap	(48,278)	185,471	144,160	90,503	52,628	74,963
Gap/ total assets	-6.96%	33.71%	-5.96%	-7.74%	-5.46%	3.22%
Cumulative gap/ total assets	-6.96%	26.75%	20.79%	13.05%	7.59%	10.81%
Rate sensitive assets/ rate sensitive liabilities	0.21	5.95	0.31	0.40	0.76	1.12
Cumulative rate sensitive assets/ cumulative rate sensitive liabilities	0.21	2.71	1.86	1.35	1.13	1.13

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan, “ “foresee” or other words or phrases of similar import.  Similarly, statements that describe our future financial condition or results of operations, objectives, strategies, plans, goals or future performance and business also are forward-looking statements.  These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in the 2003 Form 10-KSB under “Caution About Forward-Looking Statements,” that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements.  In light of these risks and uncertainties, forward-looking events might or might not occur.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our Asset/ Liability Committee is responsible for reviewing our liquidity requirements and maximizing our net interest income, consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs.  One of the tools we use to determine our interest rate risk is gap analysis.  Gap analysis attempts to examine the volume of interest rate sensitive assets less interest rate sensitive liabilities in various time intervals.  The difference is the interest sensitivity gap, which indicates how future changes in interest rates may affect net interest income.  Interest sensitivity gap analysis presents a position that exists at one particular point in time and assumes that assets and liabilities with similar characteristics will re-price at the same time and to the same degree.  Under our asset/liability policies, regardless of whether interest rates are expected to increase or decrease, the objective is to maintain a gap position that will minimize any changes in net interest income.  A negative gap, or liability sensitive position, exists when we have more interest sensitive liabilities maturing within a certain gap interval than interest sensitive assets.  Under this scenario, if interest rates were to increase, it would tend to reduce interest income.

We can reprice our interest checking, savings, and money market accounts at any time.  We carefully analyze the impact of any decrease in interest rates on our deposits, as we may experience a runoff in deposit balances as a result of such changes in interest rates.  Based on the degree and frequency of movement being limited in practice, we have classified 20% of these deposits in our immediate gap interval, 10% of these deposits in each of the gap intervals from 2-90 days through the 1-3 year gap interval, leaving the remaining portion or 40% of these deposits in the over 3 year gap interval.  We continue to analyze the activity in our deposit portfolio and make changes in our gap assumptions as the activity dictates. See Table 11 from our management’s discussion and analysis above, which reflects the repricing or expected maturities of various assets and liabilities at March 31, 2004.  This “gap” analysis represents the difference between interest sensitive assets and liabilities in a specific time interval.  The interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

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

We expect our net interest income will be greater over the longer term at higher prevailing interest rate levels, although we may be negatively affected by rising rates in the shorter term.  This is due to the large proportion of low-cost core deposits such as demand, interest checking, savings, and money market accounts comprising our funding sources, which tend to be less sensitive to rising rates and can be invested in relatively higher yielding loans and investment securities.

Item 4.  Controls and Procedures

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded.  This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.  There were no changes in our internal control over financial reporting identified in connection with our evaluation of it that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of our operations, we may become party to legal proceedings.  Currently, we are not party to any material legal proceedings and no such proceedings are, to management’s knowledge, threatened against us.

Item 2.  Changes in Securities and Use of Proceeds

(a)  None.

(b)  None.

(c)  None.

(d)  Not applicable.

(e)  None.

Item 3.  Defaults Upon Senior Securities

(a)  None

(b)  None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of 2004.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

3.1	Bylaws of Cardinal Financial Corporation (restated in electronic format to reflect all amendments through April 21, 2004)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)    Reports on Form 8-K

On January 16, 2004 we furnished a Current Report on Form 8-K dated January 14, 2004 to report under Item 12 our financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: May 6, 2004	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2004	/s/ Domingo Rodriguez
Domingo Rodriguez
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2004	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Vice President and Controller
(Principal Accounting Officer)