Form 10-Q
period 2004-06-30
CARDINAL FINANCIAL CORP
filed 2004-08-16
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

18,439,035 shares of common stock, par value $1.00 per share, outstanding as of August 2, 2004

CARDINAL FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

At June 30, 2004 and December 31, 2003

(Dollars in thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$12,023	$9,555
Federal funds sold	53,379	3,528

Total cash and cash equivalents	65,402	13,083

Investment securities available-for-sale	174,381	130,762
Investment securities held-to-maturity	157,254	142,852

Total investment securities	331,635	273,614

Other investments	5,415	3,517
Loans held for sale	797	—

Loans receivable, net of fees	392,905	336,002
Allowance for loan losses	(4,633)	(4,344)

Loans receivable, net	388,272	331,658

Premises and equipment, net	10,805	6,707

Deferred tax asset	4,321	4,473
Accrued interest and other assets	3,375	3,196

Total assets	$810,022	$636,248

Liabilities and Shareholders’ Equity

Deposits	$597,554	$474,129
Other borrowed funds	120,751	74,457
Accrued interest and other liabilities	975	2,250

Total liabilities	719,280	550,836

Preferred stock, $1 par value, 10,000,000 shares authorized; Series A preferred stock, cumulative convertible, 0 and 1,364,062 shares outstanding in 2004 and 2003, respectively	—	1,364
Common stock, $1 par value, 50,000,000 shares authorized; 18,432,935 and 16,377,337 shares outstanding in 2004 and 2003, respectively	18,433	16,377
Additional paid-in capital	92,762	86,790
Accumulated deficit	(17,261)	(18,614)
Accumulated other comprehensive loss	(3,192)	(505)

Total shareholders’ equity	90,742	85,412

Total liabilities and shareholders’ equity	$810,022	$636,248

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and six months ended June 30, 2004 and 2003

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans receivable	$4,871	$4,100	$9,599	$8,133
Federal funds sold	19	42	47	80
Investment securities available-for-sale	1,553	1,614	2,824	3,292
Investment securities held-to-maturity	1,478	—	2,828	—
Other investments	46	31	84	55
Total interest income	7,967	5,787	15,382	11,560

Interest expense:
Deposits	2,498	2,226	4,780	4,466
Other borrowed funds	471	117	771	190
Total interest expense	2,969	2,343	5,551	4,656
Net interest income	4,998	3,444	9,831	6,904
Provision for loan losses	314	166	388	246
Net interest income after provision for loan losses	4,684	3,278	9,443	6,658

Non-interest income:
Service charges on deposit accounts	262	234	502	446
Loan service charges	89	159	285	270
Investment fee income	158	162	336	288
Net gain on sales of loans	48	73	62	83
Net realized gain on investment securities available-for-sale	—	417	241	910
Other income	7	4	16	26
Total non-interest income	564	1,049	1,442	2,023

Non-interest expense:
Salary and benefits	1,924	1,541	4,064	3,190
Occupancy	465	299	961	777
Professional fees	190	282	344	651
Depreciation	322	259	632	455
Data processing	197	252	391	455
Other operating expenses	1,200	1,025	2,462	1,994
Total non-interest expense	4,298	3,658	8,854	7,522
Net income before income taxes	950	669	2,031	1,159
Provision for income taxes	316	—	678	—
Net income	$634	$669	$1,353	$1,159
Dividends to preferred shareholders	—	124	—	247
Net income to common shareholders	$634	$545	$1,353	$912
Earnings per common share - basic	$0.03	$0.05	$0.08	$0.09
Earnings per common share - diluted	$0.03	$0.05	$0.07	$0.09
Weighted-average common shares outstanding - basic	18,401,199	10,056,144	17,931,094	10,051,132
Weighted-average common shares outstanding - diluted	18,797,570	10,294,425	18,326,609	10,208,542

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and six months ended June 30, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$634	$669	$1,353	$1,159
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax	(3,402)	1,303	(2,528)	1,730
Less: reclassification adjustment for gains included in net income, net of tax	—	417	159	910

Comprehensive income (loss)	$(2,768)	$1,555	$(1,334)	$1,979

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2004 and 2003

(In thousands)

(Unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2002	1,365	$1,365	10,044	$10,044	$51,231	$(24,273)	$2,345	$40,712

Stock options exercised	—	—	25	25	90	—	—	115

Dividends on preferred stock	—	—	—	—	—	(247)	—	(247)

Preferred stock converted to common stock	(1)	(1)	1	1	—	—	—	—

Change in unrealized gain (loss) on investment securities available-for-sale	—	—	—	—	—	—	(820)	(820)

Net income	—	—	—	—	—	1,159	—	1,159
Balance, June 30, 2003	1,364	$1,364	10,070	$10,070	$51,321	$(23,361)	$1,525	$40,919
Balance, December 31, 2003	1,364	$1,364	16,377	$16,377	$86,790	$(18,614)	$(505)	$85,412

Stock options exercised	—	—	85	85	276	—	—	361

Public offering shares issued	—	—	945	945	5,358	—	—	6,303

Preferred stock converted to common stock	(1,364)	(1,364)	1,026	1,026	338	—	—	—

Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	—	(2,687)	(2,687)

Net income	—	—	—	—	—	1,353	—	1,353
Balance, June 30, 2004	—	$—	18,433	$18,433	$92,762	$(17,261)	$(3,192)	$90,742

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$1,353	$1,159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	632	455
Amortization of premiums and discounts	1,072	1,051
Provision for loan losses	388	246
Originations of loans held for sale	(8,034)	(9,750)
Proceeds from the sale of loans held for sale	7,175	9,542
Gain on sale of loans held for sale	(62)	(83)
Gain on sale of investment securities available-for-sale	(241)	(910)
(Increase) decrease in accrued interest, other assets and deferred tax asset	(27)	3,471
Decrease in accrued interest and other liabilities	(1,275)	(18,220)

Net cash provided by (used in) operating activities	981	(13,039)

Cash flows from investing activities:
Purchase of premises and equipment	(4,730)	(602)
Proceeds from sale, maturity and call of investment securities available-for-sale	13,719	61,989
Proceeds from maturity and call of investment securities held-to-maturity	3,490	—
Proceeds from sale of other investments	261	—
Purchase of investment securities available-for-sale	(78,959)	(162,008)
Purchase of investment securities held-to-maturity	(30,514)	—
Purchase of other investments	(2,159)	(1,023)
Redemptions of investment securities available-for-sale	14,912	31,808
Redemptions of investment securities held-to-maturity	14,134	—
Net increase in loans receivable, net of fees	(55,199)	(14,160)

Net cash used in investing activities	(125,045)	(83,996)

Cash flows from financing activities:
Net increase in deposits	123,425	14,882
Net increase in other borrowed funds	2,544	27,018
Proceeds from FHLB advances - long term	45,000	9,000
Repayments of FHLB advances - long term	(1,250)	—
Proceeds from public offering	6,303	—
Stock options exercised	361	115
Dividends on preferred stock	—	(247)

Net cash provided by financing activities	176,383	50,768

Net increase (decrease) in cash and cash equivalents	52,319	(46,267)

Cash and cash equivalents at beginning of the period	13,083	63,371

Cash and cash equivalents at end of the period	$65,402	$17,104

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,377	$4,617

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the ”Company”) was incorporated on November 24, 1997 under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of investment in its wholly owned subsidiaries.  The Company opened Cardinal Bank, N.A. (the “Bank”) in 1998 and Cardinal Wealth Services, Inc., an investment services subsidiary, in 1999.  In 1999, the Company opened two additional banking subsidiaries and, in late 2000, completed an acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank (“Heritage”).  These banking subsidiaries were consolidated into the Bank as of March 1, 2002.  On April 15, 2004, the Company received approval from the Federal Reserve Bank of Richmond to be a financial holding company.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to  consolidated financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (the “2003 Form 10-KSB”).

Reclassifications

Certain amounts for the 2003 interim periods have been reclassified to conform to the presentation for the 2004 interim periods.

Stock-Based Compensation

At June 30, 2004, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan and the 2002 Equity Compensation Plan.  These plans are described more fully in Footnote 14 of the 2003 Form 10-KSB.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income to common shareholders	$634	$545	$1,353	$912
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(79)	(106)	(675)	(328)
Pro forma net income	$555	$439	$678	$584

Earnings per common share:
Basic - as reported	$0.03	$0.05	$0.08	$0.09
Basic - as pro forma	0.03	0.04	0.04	0.06
Diluted - as reported	0.03	0.05	0.07	0.09
Diluted - as pro forma	0.03	0.04	0.04	0.06

The weighted average per share fair values of grants made for the three months ended June 30, 2004 and 2003 were $3.38 and $2.72, respectively.  The weighted average per share values of grants made for the six months ended June 30, 2004 and 2003 were $2.91 and $2.10, respectively.  The fair values of the options granted were estimated on the grant date using the Black - Scholes option - pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Estimated option life	10 years	10 years	10 years	10 years
Risk free interest rate	4.79%	3.41%	4.00%	3.96%
Expected volatility	11.80%	20.40%	11.80%	20.40%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

There were options to purchase 3,000 and 289,518 shares of common stock granted during the three and six months ended June 30, 2004, respectively.  Of those grants, 0 and 175,204 immediately vested on the grant date for the three and six months ended June 30, 2004, respectively.

Note 2

Segment Disclosures

For the first six months of 2004, the Company operated and reported in two business segments, commercial banking and investment services.  As of July 7, 2004, the Company began operating in a third business segment, mortgage banking, with the completion of its acquisition of George Mason Mortgage, LLC (“GMM”).  The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans.  In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit.  The investment services segment provides advisory services to businesses and individuals, including financial planning and retirement/estate planning.

Information about the reportable segments, and reconciliation of such information to the consolidated financial statements at and for the three and six months ended June 30, 2004 and 2003, follows:

At and for the Three Months Ended June 30, 2004:

(Dollars in thousands)	Commercial Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$4,976	$—	$—	$22	$4,998
Provision for loan losses	314	—	—	—	314
Non-interest income	406	158	—	—	564
Non-interest expense	3,728	185	—	385	4,298
Provision for income taxes	448	(8)		(124)	316
Net income (loss)	$892	$(19)	$—	$(239)	$634
Total assets	$804,041	$701	$(85,553)	$90,833	$810,022

At and for the Three Months Ended June 30, 2003:

(Dollars in thousands)	Commercial Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$3,418	$—	$—	$26	$3,444
Provision for loan losses	166	—	—	—	166
Non-interest income	887	162	—	—	1,049
Non-interest expense	3,217	162	—	279	3,658
Net income (loss)	$922	$0	$—	$(253)	$669
Total assets	$516,238	$245	$(38,500)	$41,227	$519,210

At and for the Six Months Ended June 30, 2004:

(Dollars in thousands)	Commercial Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$9,777	$—	$—	$54	$9,831
Provision for loan losses	388	—	—	—	388
Non-interest income	1,106	336	—	—	1,442
Non-interest expense	7,779	424	—	651	8,854
Provision for income taxes	910	(30)		(202)	678
Net income (loss)	$1,806	$(58)	$—	$(395)	$1,353
Total assets	$804,041	$701	$(85,553)	$90,833	$810,022

At and for the Six Months Ended June 30, 2003:

(Dollars in thousands)	Commercial Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$6,851	$—	$—	$53	$6,904
Provision for loan losses	246	—	—	—	246
Non-interest income	1,735	288	—	—	2,023
Non-interest expense	6,606	330	—	586	7,522
Net income (loss)	$1,734	$(42)	$—	$(533)	$1,159
Total assets	$516,238	$245	$(38,500)	$41,227	$519,210

At June 30, 2004, the Company did not have any operating segments other than those reported.  Parent company financial information is included in the “Other” category above and represents the overhead function rather than an operating segment.  The parent company’s most significant assets are its net investments in its subsidiaries.  The parent company’s net interest income is comprised of interest income from federal funds sold and other investments.

Note 3

Earnings Per Common Share

The following is the calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2004 and 2003. Stock options outstanding as of June 30, 2004 and 2003 were 1,048,545 and 853,087, respectively.  Stock options issued, which were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price, were 10,000 and 10,197 for the three months ended June 30, 2004 and 2003, respectively.  Stock options issued, which were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price, were 10,000 and 22,886 for the six months ended June 30, 2004 and 2003, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2004	2003	2004	2003
Net income	$634	$669	$1,353	$1,159
Dividends to preferred shareholders	—	124	—	247

Net income to common shareholders	$634	$545	$1,353	$912
Weighted average common shares for basic	18,401,199	10,056,144	17,931,094	10,051,132
Weighted average common shares for diluted	18,797,570	10,294,425	18,326,609	10,208,542
Basic earnings per common share	$0.03	$0.05	$0.08	$0.09
Diluted earnings per common share	$0.03	$0.05	$0.07	$0.09

Note 4

Subsequent Events

Effective July 7, 2004, the Bank completed its acquisition of GMM from United Bank – Virginia, a wholly owned subsidiary of United Bankshares, Inc.  GMM was acquired in an all cash transaction for $17.0 million.  GMM is operating as a subsidiary of the Bank.  Because we have not yet completed the purchase accounting analysis, we are unable at this time to assess the amount of goodwill that will result from this transaction.

In addition, effective July 27, 2004, the Company completed a pooled trust preferred offering of $20.0 million.  This trust preferred, which is recorded as debt for purposes of U.S. generally accepted accounting principles, qualify as Tier 1 Capital for regulatory capital purposes, will be used to enhance the Bank’s capital position and offset the impact of the goodwill attributed to the acquisition of GMM.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2004 and December 31, 2003 and the results of our operations for the three and six months ended June 30, 2004 and 2003.  This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

Overview

Cardinal Financial Corporation, a financial services organization headquartered in Tysons Corner, Virginia, is committed to providing top quality customer service, a diversified product mix and convenient venues for banking to consumers and businesses.  We own Cardinal Bank, N.A., a nationally chartered community bank, and Cardinal Wealth Services, Inc., an investment services subsidiary.  Through these two subsidiaries, we offer a wide range of banking products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium-sized businesses as well as commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.  We have an expansive retail branch network and develop competitive retail products and services.  We complement our core banking operations by offering investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc.

On July 7, 2004, we acquired George Mason Mortgage, LLC (“GMM”), from United Bank – Virginia, a wholly owned subsidiary of United Bankshares, Inc., in an all cash transaction for $17.0 million.  GMM, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through nine retail branches located throughout the metropolitan Washington region.  GMM was started in 1990 as a wholly owned subsidiary of George Mason Bank.  In 1998, United Bankshares acquired George Mason Bank, which was renamed United Bank – Virginia.  GMM has approximately 200 employees and is licensed in eight states, including Virginia, Maryland and the District of Columbia.  GMM is one of the leading residential mortgage lenders in the greater Washington metropolitan area, reporting originations of over $4 billion in 2003 and $3 billion in 2002.

Net interest income has been our primary source of income.  With the addition of GMM, we expect that our sources of non-interest income will significantly increase and diversify our sources of income.  As discussed further in our interest rate sensitivity section, we manage our balance sheet and interest rate risk to enhance our net interest income.  We do this by monitoring the spread between the interest rates earned on investment securities and loans and the interest rates paid on deposits and other interest-bearing liabilities.  Changes in interest rates will affect our operating performance and financial condition.  We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it.   In addition to management of interest rate risk,

we analyze our loan portfolio for exposure to credit risk.  Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully.  In addition to net interest income, non-interest income is a source of income for us and includes service charges on deposits and loans, investment fee income and gains on sales on investment securities available-for-sale.

Our business strategy is to grow through geographic expansion while maintaining strong asset quality and achieving sustained profitability.  We completed a secondary common stock offering that raised $41.7 million in capital in December 2003 and an additional $6.3 million in capital following the exercise of the underwriters’ over-allotment option in January 2004.  This capital is being used to support the expansion of our branch office network and balance sheet growth.  We were able to increase our legal lending limit to over $12 million, which will allow us to expand our commercial and real estate lending loan portfolios.  We expect to increase our loan-to-deposit ratio and shift the mix of our earning assets to higher yielding loans.  We used $17.0 million of the capital that was raised in December 2003 and January 2004 to acquire GMM.  GMM adds to our plans to increase our selection of banking products and financial services and diversify our revenue base, increase fee income, and strengthen customer relationships.

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

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in the loan portfolio.  Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers.  As a part of our analysis, we use comparative peer group data, duration factors and qualitative factors such as levels of and trends in delinquencies and nonaccrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support our estimates.

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

New Financial Accounting Standards

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (“SAB No. 105”), Application of Accounting Principles to Loan Commitments.  SAB No. 105 provides guidance regarding loan commitments accounted for as derivative instruments, and is effective for quarters beginning April 1, 2004.  The Company retains substantially all of the loans it originates and therefore SAB No. 105 has not had a material impact.  However, with the completion of our acquisition of GMM, the requirements of SAB No. 105 are applicable to the operations of the mortgage company, and therefore, we will be assessing the impact SAB No. 105 has on GMM during the third quarter of 2004.

Statements of Operations

Net income to common shareholders for the three months ended June 30, 2004 and 2003 was $634,000 and $545,000, respectively, an improvement of $89,000, or 16.3%.  Net income to common shareholders for the six months ended June 30, 2004 and 2003 was $1.4 million and $912,000, respectively, an improvement of $441,000, or 48.4%.  The increase in net income to common shareholders is primarily a result of increased net interest income.  In addition, on March 29, 2004, our preferred stock automatically converted to common stock.  As a result of the stock conversion, net income to common shareholders for the three and six months periods of 2004 did not include expenses related to preferred stock dividends.  Expenses for preferred dividends totaled $124,000 and $247,000 for the three and six months ended June 30, 2003, respectively.  In addition, net income for the three and six months ended June 30, 2004 reflect an income tax provision of $316,000 and $678,000, respectively, compared to no tax provision for the same periods of 2003.  The 2003 results were not subject to a tax provision because of unrecognized available net operating loss carryforwards.

Basic and diluted earnings per common share were $0.03 and $0.05 for the three months ended June 30, 2004 and 2003, respectively.  For the six months ended June 30, 2004 and 2003,

basic earnings per share were $0.08 and $0.09, respectively. Diluted earnings per share for the six months ended June 30, 2004 and 2003 were $0.07 and $0.09, respectively.  These results are presented after the effect of dividends paid to preferred shareholders in the 2003 periods.  Weighted average fully diluted common shares outstanding for the three months ended June 30, 2004 and 2003 were 18,797,570 and 10,294,425, respectively.  For the six months ended June 30, 2004 and 2003, weighted average fully diluted common shares outstanding were 18,326,609 and 10,208,542, respectively.

Return on average assets for the three months ended June 30, 2004 and 2003 was 0.35% and 0.45%, respectively.  Return on average assets for the six months ended June 30, 2004 and 2003 was 0.39% and 0.38%, respectively.  Return on average equity for the three months ended June 30, 2004 and 2003 was 2.76% and 5.45%, respectively.  Return on average equity for the six months ended June 30, 2004 and 2003 was 2.95% and 4.52%, respectively.  The decrease in the return on average equity is a result of the increased equity from our common stock offering.

Net interest income represents the difference between interest and fees earned on interest earning assets and the interest paid on deposits and other interest bearing liabilities.  The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.  Net interest income for the three months ended June 30, 2004 and 2003 was $5.0 million and $3.4 million, respectively, a period-to-period increase of $1.6 million, or 45.1%.  Net interest income for the six months ended June 30, 2004 and 2003 was $9.8 million and $6.9 million, respectively, an increase of $2.9 million, or 42.4%.  The increase in net interest income is a result of the increase in the average volume of investment securities and loans receivable, net of the impact of decreased yields, during 2004, compared with the same period of 2003.  These increases were funded through the increases in total deposits, other borrowed funds and equity from the common stock offering.

Our net interest margin for the three months ended June 30, 2004 and 2003 was 2.82% and 2.90%, respectively.  For the six months ended June 30, 2004 and 2003, our net interest margin was 2.90% and 3.00%, respectively.  The decrease in the net interest margin was a result of the change in the mix of earning assets towards lower yielding earning assets and the decreased interest rate environment.  Tables 1 through 4 present an analysis of average earning assets, interest bearing liabilities and demand deposits with related components of interest income and interest expense.

Average Balance Sheets and Interest Rates on Interest - Earning Assets and Interest - Bearing Liabilities

Three Months Ended June 30, 2004, 2003 and 2002

(Dollars in thousands)

	2004			2003			2002
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$57,385	$755	5.26%	$50,683	$817	6.45%	$51,837	$933	7.20%
Real estate - commercial	151,236	2,340	6.19%	114,892	2,032	7.07%	88,135	1,777	8.07%
Real estate - construction	45,947	638	5.55%	14,800	214	5.78%	5,914	89	6.01%
Real estate - residential	42,496	586	5.51%	37,211	604	6.49%	15,536	308	7.93%
Home equity lines	51,027	407	3.20%	31,890	263	3.31%	23,811	252	4.25%
Consumer	9,336	145	6.21%	9,099	170	7.49%	13,098	246	7.51%
Total loans	357,427	4,871	5.45%	258,575	4,100	6.34%	198,331	3,605	7.27%

Investment securities available-for-sale	181,147	1,553	3.43%	199,129	1,614	3.24%	99,680	1,218	4.89%
Investment securities held-to-maturity	157,827	1,478	3.75%	—	—	0.00%	—	—	0.00%
Other investments	4,566	46	4.03%	2,576	31	4.81%	1,196	17	5.69%
Federal funds sold	8,586	19	0.90%	14,458	42	1.16%	47,954	200	1.65%

Total interest-earning assets and interest income	709,553	7,967	4.49%	474,738	5,787	4.88%	347,161	5,040	5.81%

Non-interest earning assets:
Cash and due from banks	10,958			8,097			17,652
Premises and equipment, net	8,065			5,219			4,839
Accrued interest and other assets	5,357			4,716			1,905
Allowance for loan losses	(4,417)			(3,483)			(3,002)
Total assets	$729,516			$489,287			$368,555

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	150,689	506	1.35%	146,086	665	1.83%	112,517	832	2.96%
Money markets	26,703	39	0.58%	24,838	56	0.90%	26,655	139	2.09%
Statement savings	7,583	12	0.63%	5,382	10	0.73%	4,245	13	1.24%
Certificates of deposit	275,287	1,941	2.82%	174,336	1,495	3.44%	126,737	1,324	4.19%
Total interest - bearing deposits	460,262	2,498	2.18%	350,642	2,226	2.55%	270,154	2,308	3.39%

Other borrowed funds	94,650	471	2.00%	28,563	117	1.64%	7,000	71	4.04%

Total interest-bearing liabilities and interest expense	554,912	2,969	2.15%	379,205	2,343	2.48%	277,154	2,379	3.44%

Noninterest-bearing liabilities:
Demand deposits	80,991			67,737			57,554
Other liabilities	1,574			2,315			3,559
Preferred shareholders’ equity	—			6,824			6,825
Common shareholders’ equity	92,039			33,206			23,463
Total liabilities and shareholders’ equity	$729,516			$489,287			$368,555

Net interest income and net interest margin (2)		$4,998	2.82%		$3,444	2.90%		$2,661	3.07%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the quarters presented.

(2) We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Rate and Volume Analysis

Three Months Ended June 30, 2004, 2003 and 2002

(Dollars in thousands)

	Three Months Ended June 30, 2004 Compared to 2003			Three Months Ended June 30, 2003 Compared to 2002
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial and industrial	$108	$(170)	$(62)	$(21)	$(95)	$(116)
Real estate - commercial	643	(335)	308	542	(287)	255
Real estate - construction	450	(26)	424	133	(8)	125
Real estate - residential	86	(104)	(18)	429	(133)	296
Home equity lines	158	(14)	144	86	(75)	11
Consumer	5	(30)	(25)	(76)	(0)	(76)
Total loans	1,450	(679)	771	1,093	(598)	495

Investment securities available-for-sale	(146)	85	(61)	1,215	(819)	396
Investment securities held-to-maturity	1,478	—	1,478	—	—	—
Other investments	24	(9)	15	20	(6)	14
Federal funds sold	(17)	(6)	(23)	(140)	(18)	(158)

Total interest income	2,789	(609)	2,180	2,188	(1,441)	747

Interest expense:

Interest - bearing deposits:
Interest checking	20	(179)	(159)	245	(412)	(167)
Money markets	4	(21)	(17)	(9)	(74)	(83)
Statement savings	4	(2)	2	4	(7)	(3)
Certificates of deposit	871	(425)	446	497	(326)	171
Total interest - bearing deposits	899	(627)	272	737	(819)	(82)

Other borrowed funds	269	85	354	219	(173)	46

Total interest expense	1,168	(542)	626	956	(992)	(36)

Net interest income (2)	$1,621	$(67)	$1,554	$1,232	$(449)	$783

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented.

(2) We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Average Balance Sheets and Interest Rates on Interest - Earning Assets and Interest - Bearing Liabilities

Six Months Ended June 30, 2004, 2003 and 2002

(Dollars in thousands)

	2004			2003			2002
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$58,356	$1,551	5.32%	$51,866	$1,650	6.36%	$53,322	$1,896	7.11%
Real estate - commercial	144,506	4,563	6.32%	115,287	4,097	7.11%	87,215	3,521	8.07%
Real estate - construction	43,778	1,204	5.50%	11,894	351	5.90%	5,940	182	6.13%
Real estate - residential	42,683	1,203	5.64%	35,755	1,181	6.61%	16,590	665	8.01%
Home equity lines	47,928	770	3.22%	30,131	503	3.37%	22,719	478	4.24%
Consumer	9,855	308	6.25%	9,367	351	7.56%	13,349	489	7.33%
Total loans	347,106	9,599	5.53%	254,300	8,133	6.40%	199,135	7,231	7.26%

Investment securities available-for-sale	161,637	2,824	3.50%	189,640	3,292	3.47%	73,821	1,813	4.91%
Investment securities held-to-maturity	153,922	2,828	3.67%	—	—	0.00%	—	—	0.00%
Other investments	4,100	84	4.10%	2,216	55	4.96%	1,194	36	6.03%
Federal funds sold	10,366	47	0.90%	13,983	80	1.14%	42,985	353	1.66%

Total interest-earning assets and interest income	677,131	15,382	4.54%	460,139	11,560	5.02%	317,135	9,433	5.95%

Non-interest earning assets:
Cash and due from banks	10,607			11,390			15,706
Premises and equipment, net	7,449			5,114			4,926
Accrued interest and other assets	6,296			4,912			1,672
Allowance for loan losses	(4,413)			(3,440)			(3,052)
Total assets	$697,070			$478,115			$336,387

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	153,106	1,034	1.35%	142,602	1,303	1.84%	91,258	1,348	2.98%
Money markets	25,586	75	0.59%	25,481	125	0.99%	26,303	272	2.09%
Statement savings	7,387	21	0.58%	4,940	19	0.78%	4,269	26	1.24%
Certificates of deposit	256,425	3,650	2.85%	173,796	3,019	3.50%	121,168	2,586	4.31%
Total interest - bearing deposits	442,504	4,780	2.17%	346,819	4,466	2.60%	242,998	4,232	3.51%

Other borrowed funds	84,098	771	1.84%	21,798	190	1.76%	8,192	168	4.08%

Total interest-bearing liabilities and interest expense	526,602	5,551	2.11%	368,617	4,656	2.55%	251,190	4,400	3.53%

Noninterest-bearing liabilities:
Demand deposits	76,695			67,191			56,774
Other liabilities	1,889			1,953			2,938
Preferred shareholders’ equity	—			6,824			6,825
Common shareholders’ equity	91,884			33,530			18,660
Total liabilities and shareholders’ equity	$697,070			$478,115			$336,387

Net interest income and net interest margin (2)		$9,831	2.90%		$6,904	3.00%		$5,033	3.18%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Rate and Volume Analysis

Six Months Ended June 30, 2004, 2003 and 2002

(Dollars in thousands)

	Six Months Ended June 30, 2004 Compared to 2003			Six Months Ended June 30, 2003 Compared to 2002
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial and industrial	$206	$(305)	$(99)	$(52)	$(194)	$(246)
Real estate - commercial	1,038	(572)	466	1,133	(557)	576
Real estate - construction	941	(88)	853	182	(13)	169
Real estate - residential	229	(207)	22	766	(250)	516
Home equity lines	302	(35)	267	156	(131)	25
Consumer	22	(65)	(43)	(149)	11	(138)
Total loans	2,738	(1,272)	1,466	2,036	(1,134)	902

Investment securities available-for-sale	(490)	22	(468)	2,844	(1,365)	1,479
Investment securities held-to-maturity	2,828	—	2,828	—	—	—
Other investments	47	(18)	29	31	(12)	19
Federal funds sold	(20)	(13)	(33)	(238)	(35)	(273)

Total interest income	5,103	(1,281)	3,822	4,673	(2,546)	2,127

Interest expense:

Interest - bearing deposits:
Interest checking	102	(371)	(269)	758	(803)	(45)
Money markets	1	(51)	(50)	(9)	(138)	(147)
Statement savings	9	(7)	2	4	(11)	(7)
Certificates of deposit	1,457	(826)	631	1,129	(696)	433
Total interest - bearing deposits	1,569	(1,255)	314	1,882	(1,648)	234

Other borrowed funds	545	36	581	274	(252)	22

Total interest expense	2,114	(1,219)	895	2,156	(1,900)	256

Net interest income (2)	$2,989	$(62)	$2,927	$2,517	$(646)	$1,871

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Provision for loan losses for the three months ended June 30, 2004 and 2003 was $314,000 and $166,000, respectively.  For the six months ended June 30, 2004 and 2003, provision for loan losses was $388,000 and $246,000, respectively.  The allowance for loan losses at June 30, 2004 and December 31, 2003 was $4.6 million and $4.3 million, respectively.    Our allowance for loan loss ratio at June 30, 2004 was 1.18%, compared to 1.29% at December 31, 2003.  We continued to experience strong loan quality with annualized net charged-off loans equal to 0.06% to total loans for the six months ended June 30, 2004, compared to 0.01% for the same period of 2003.  Non-performing loans were equal to 0.02% of total loans at June 30, 2004, compared to 0.12% at December 31, 2003.  Additional information on the allowance for loan losses, its allocation to the total loans receivable portfolio and information on nonperforming loans can be found in Tables 5, 6 and 7.

Allowance for Loan Losses

Six Months Ended June 30, 2004 and 2003

(Dollars in thousands)

	2004	2003
Beginning balance, January 1	$4,344	$3,372

Provision for loan losses	388	246

Loans charged off:
Commercial and industrial	(100)	(74)
Real estate - commercial	—	—
Real estate - construction	—	—
Real estate - residential	—	—
Home equity lines	—	—
Consumer	(4)	(6)
Total loans charged off	(104)	(80)

Recoveries:
Commercial and industrial	3	41
Real estate - commercial	—	—
Real estate - construction	—	—
Real estate - residential	—	—
Home equity lines	—	—
Consumer	2	3
Total recoveries	5	44

Net (charge offs) recoveries	(99)	(36)

Ending balance	$4,633	$3,582

	June 30, 2004	December 31, 2003
Loans:
Balance at period end	$392,905	$336,002
Allowance for loan losses to loans receivable, net of fees	1.18%	1.29%
Annualized net charge-offs to average loans receivable	0.06%	0.01%

Allocation of the Allowance for Loan Losses

At June 30, 2004 and December 31, 2003

(Dollars in thousands)

	June 30, 2004		December 31, 2003
	Allocation	% of Total*	Allocation	% of Total*
Commercial	$980	14.53%	$1,046	17.21%
Real estate - commercial	2,145	45.96%	1,662	41.56%
Real estate - construction	532	13.60%	497	12.57%
Real estate - residential	307	10.28%	418	12.64%
Home equity lines	476	13.45%	486	12.84%
Consumer	193	2.18%	235	3.18%

Total allowance for loan losses	$4,633	100.00%	$4,344	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans Receivable

At June 30, 2004 and December 31, 2003

(Dollars in thousands)

	June 30, 2004	December 31, 2003
Nonaccruing loans	$200	$390

Loans contractually past-due 90 days or more	—	4

Troubled debt restructurings	—	—
Total nonperforming loans receivable	$200	$394

Non-interest income for the three months ended June 30, 2004 and 2003 was $564,000 and $1.0 million, respectively, a period-to-period decrease of $485,000, or 46.2%.  Non-interest income for the six months ended June 30, 2004 and 2003 was $1.4 million compared to $2.0 million, a decrease of $581,000 or 28.7%.  The decrease in non-interest income is primarily attributable to the decrease in realized gains on sales of investment securities available-for-sale during the three and six months ended June 30, 2004 when compared to the same periods of 2003.  These gains were recorded on sales of mortgage-backed securities with accelerated pre-payment speeds.  Excluding the realized gains on the sale of investment securities of $0 and $417,000 for the second quarters of 2004 and 2003, respectively, non-interest income would have decreased $68,000 to $564,000 for the second quarter of 2004, compared to $632,000 for the second quarter of 2003.  Excluding the realized gains on the sale of investment securities of $241,000 and $910,000 for the six months ended June 30, 2004 and 2003, respectively, non-interest income would have increased $88,000 to $1.2 million for the year to date 2004, compared to $1.1 million for the same period of 2003.

Service charges on deposit accounts increased $28,000 to $262,000 for the three months ended June 30, 2004, compared to $234,000 for the same period of 2003.  For the six months ended June 30, 2004, service charges on deposit accounts increased $56,000 to $502,000, compared to $446,000 for the same six-month period of 2003.  Increases in service charges on deposit accounts during 2004 are a direct result of the increase in total deposits.  Loan service charge income decreased $70,000 to $89,000 for the three months ended June 30, 2004, compared to $159,000 for the same period of 2003.  Loan service charge income for the six months ended June 30, 2004 and 2003 were $285,000 and $270,000, respectively, an increase of $15,000 or 5.6%.  The increase in loan service charges during 2004 is a result of the loan volume experienced during the year.  Investment fee income decreased to $158,000 for the three months ended June 30, 2004, compared to $162,000 for the three months ended June 30, 2003.  For the six months ended June 30, 2004 and 2003, investment fee income was $336,000 and $288,000, respectively, an increase of $48,000, or 16.7%.  The increase in investment fee income is due to the increase in assets under management and transaction activity in our investments services business segment.

Non-interest expense for the three and six months ended June 30, 2004 was $4.3 million and $8.9 million, respectively, compared to $3.7 million and $7.5 million for the same three and six months periods of 2003, respectively.  We saw period-to-period increases of $640,000 and $1.3 million for the comparable three and six month periods of June 30, 2004 and 2003, respectively.  These increases are attributable to the branch expansion we have completed over the past twelve months.  We opened our twelfth branch on February 27, 2004 in Herndon, Virginia.  On June 1, 2004, we opened our thirteenth branch in Fairfax, Virginia.  In addition, our Tysons Corner, Leesburg and Woodbridge branches opened during the third and fourth quarters of 2003 and are not included in the non-interest expense for the six-month period of 2003.  Expenses related to the branch expansion are represented in the increases in our salaries and benefits expense, occupancy expense and depreciation expense.  Other operating expenses on our statements of operations include business development, data processing and communications expenses, and office administration expenses.

The effective tax rate for the three and six months ended June 30, 2004 was 33.3% and 33.4%, respectively, compared to 0% and 0% for the same periods of 2003.  The increase in the effective tax rate is a result of having recognized our deferred tax assets in December 2003, which are primarily attributable to net operating loss carryforwards.  We recorded a provision for income tax expense of $316,000 and $678,000 for the three and six months ended June 30, 2004,

respectively, compared to $0 and $0 for the same three and six month periods of 2003, respectively.    For more information, see “Critical Accounting Policies” above in this discussion.

Statements of Condition

Total assets were $810.0 million at June 30, 2004, compared to $636.2 million at December 31, 2003, an increase of $173.8 million or 27.3%.  This growth was driven by increases in total loans, total deposits and the equity raised in the common stock offering during January 2004.

Investment securities were $331.6 million at June 30, 2004, compared to $273.6 million at December 31, 2003, an increase of $58.0 million or 21.2%.  The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost.  These securities are utilized for pledging of advances from the Federal Home Loan Bank and other borrowing activities.  Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management, interest rate risk management, regulatory capital management or similar factors.  At June 30, 2004, investment securities available-for-sale were $174.4 million and investment securities held-to-maturity were $157.3 million.  See Table 8 for additional information on our investment securities portfolio.

Investment Securities

At June 30, 2004 and December 31, 2003

(Dollars in thousands)

Available-for-sale at June 30, 2004	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$2,000	$1,930	3.50%
Five to ten years	4,000	3,910	4.09%
Total U.S. government-sponsored agencies	$6,000	$5,840	3.89%

Mortgage-backed securities*
Five to ten years	$16,658	$16,322	3.90%
After ten years	144,675	140,166	4.06%
Total mortgage-backed securities	$161,333	$156,488	4.05%

Corporate bonds
After ten years	$10,000	$10,032	2.36%
Total corporate bonds	$10,000	$10,032	2.36%

Treasury bonds
One to five years	$2,040	$2,021	2.63%
Total treasury bonds	$2,040	$2,021	2.63%
Total investment securities available-for-sale	$179,373	$174,381	3.93%

Held-to-maturity at June 30, 2004	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$5,999	$5,842	3.26%
Five to ten years	22,978	22,417	4.65%
After ten years	2,999	2,900	4.22%
Total U.S. government-sponsored agencies	$31,976	$31,159	4.35%

Mortgage-backed securities*
Five to ten years	$10,327	$10,117	4.03%
After ten years	106,951	104,234	4.18%
Total mortgage-backed securities	$117,278	$114,351	4.17%

Corporate bonds
After ten years	$8,000	$7,795	4.21%
Total corporate bonds	$8,000	$7,795	4.21%
Total investment securities held-to-maturity	$157,254	$153,305	4.21%

Total investment securities	$336,627	$327,686	4.06%

* Based on contractual maturities.

Available-for-sale at December 31, 2003	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$3,000	$3,016	3.92%
Five to ten years	2,000	1,986	4.23%
After ten years	1,000	1,027	5.79%
Total U.S. government-sponsored agencies	$6,000	$6,029	4.33%

Mortgage-backed securities*
Five to ten years	$15,615	$15,630	3.92%
After ten years	97,865	97,041	4.02%
Total mortgage-backed securities	$113,480	$112,671	4.00%

Corporate bonds
After ten years	$10,000	$9,995	2.41%
Total corporate bonds	$10,000	$9,995	2.41%

Treasury bonds
One to five years	$2,047	$2,067	2.64%
Total treasury bonds	$2,047	$2,067	2.64%
Total investment securities available-for-sale	$131,527	$130,762	3.87%

Held-to-maturity at December 31, 2003	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$4,000	$3,951	3.39%
Five to ten years	9,993	9,884	4.65%
After ten years	2,999	2,950	4.20%
Total U.S. government-sponsored agencies	$16,992	$16,785	4.27%

Mortgage-backed securities*
Five to ten years	$9,476	$9,450	3.70%
After ten years	108,384	107,547	4.01%
Total mortgage-backed securities	$117,860	$116,997	3.98%

Corporate bonds
After ten years	$8,000	$7,848	4.21%
Total corporate bonds	$8,000	$7,848	4.21%
Total investment securities held-to-maturity	$142,852	$141,630	4.03%

Total investment securities	$274,379	$272,392	3.96%

* Based on contractual maturities.

Loans receivable, net of fees, increased by $56.9 million, or 16.9%, to $392.9 million at June 30, 2004 from $336.0 million at December 31, 2003 (see Table 9 for details on the loans receivable portfolio). We experienced increases in our commercial real estate, construction, and home equity loan portfolios offset by decreases in our commercial and residential real estate loan portfolios.  These decreases are the result of more paydowns than fundings in those loan categories and a result of portfolio seasonality.  We expect increases within these loan categories over the next two quarters of 2004 due to our increased legal lending limit of $12.0 million and the volume of loans we have scheduled for funding.

Loans Receivable

At June 30, 2004 and December 31, 2003

(Dollars in thousands)

	June 30, 2004		December 31, 2003

Commercial	$57,143	14.53%	$57,854	17.21%
Real estate - commercial	180,722	45.96%	139,725	41.56%
Real estate - construction	53,496	13.60%	42,243	12.57%
Real estate - residential	40,412	10.28%	42,495	12.64%
Home equity lines	52,896	13.45%	43,176	12.84%
Consumer	8,546	2.18%	10,690	3.18%

Gross loans	$393,215	100.00%	$336,183	100.00%

Add: net deferred (fees) costs	(310)		(181)
Less: allowance for loan losses	(4,633)		(4,344)

Loans receivable, net	$388,272		$331,658

Total deposits increased $123.4 million, or 26.0%, to $597.6 million at June 30, 2004, compared to $474.1 million at December 31, 2003 (see Table 10 for details on certificates of deposit with balances of $100,000 or more).  We experienced increases in non-interest bearing demand deposits, money market and savings deposits and certificates of deposit.  The increase in deposits is a result of new customers from our branch expansion and increased advertising efforts.

Certificates of Deposit of $100,000 or More

At June 30, 2004

(Dollars in thousands)

Maturities:
Three months or less	$16,604
Over three months through six months	13,591
Over six months through twelve months	11,328
Over twelve months	100,195
$141,718

Other borrowed funds increased $46.3 million to $120.8 million at June 30, 2004, compared to $74.5 million at December 31, 2003.  We added Federal Home Loan Bank advances during the second quarter of 2004 to leverage against some of our larger commercial real estate loan fundings.  In addition, borrowings from the treasury, tax and loan note option of the Federal Reserve System increased to $12.8 million at June 30, 2004.  Table 11 provides information on our short-term borrowings.

Short-Term Borrowings

At June 30, 2004

(Dollars in thousands)

Advance Date	Original Term of Advance	Date Amount Due	Interest Rate	Outstanding
Jan-03	18 months	Jul-04	1.81%	$2,000
Jan-03	18 months	Jul-04	1.96%	2,000
Mar-03	18 months	Sep-04	1.77%	1,000
Mar-03	18 months	Sep-04	1.86%	1,000
Dec-03	12 months	Dec-04	1.41%	5,000
Jan-04	12 months	Jan-05	1.56%	5,000
Mar-03	24 months	Mar-05	1.82%	1,000
Total short-term borrowings and weigthed average rate			1.64%	$17,000

All other borrowed funds				103,751
Total other borrowed funds				$120,751

Shareholders’ equity at June 30, 2004 was $90.7 million, an increase of $5.3 million, or 6.2%, compared to $85.4 million at December 31, 2003. The increase of $5.3 million from the prior year was primarily driven by the underwriters’ exercise in January 2004 of their over allotment option from the secondary offering in December 2003.  The over-allotment exercise resulted in the issuance of an additional 945,000 shares of the Company’s common stock and the receipt of $6.3 million in total capital.  Net income of $1.4 million for the year to date June 30, 2004 also added to the increase in shareholders’ equity for the period.  Offsetting these increases, the Company had an unfavorable market value adjustment of $2.7 million on investment securities available-for-sale as of June 30, 2004.  Book value per common share at June 30, 2004 was $4.92, compared to $4.80 at December 31, 2003.

Business Segment Operations

We provide banking and non-banking financial services and products through our subsidiaries.  Prior to July 7, 2004, management operated and reported on the results of our operations through two business segments, commercial banking and investment services.  With the completion of our acquisition of GMM, we will operate and report on three business segments beginning in the third quarter of 2004.

Commercial Banking

The commercial banking segment provides a wide range of banking services to small businesses and individuals through multiple delivery channels.  Services offered include commercial and consumer lending, deposit products and banking via the Internet or telephone.

For the three months ended June 30, 2004 and 2003, the commercial banking segment recorded net income of $892,000 and $922,000, respectively.  For the six months ended June 30, 2004 and 2003, the commercial banking segment recorded net income of $1.8 million and $1.7 million, respectively.  The decrease in earnings in the three months ended June 30, 2004 compared to the same three-month period of 2003 is a result of decreased gains on sales of investment securities available-for-sale.  Offsetting this decrease is increased net interest income, due to increased volume of earning assets for this segment.  As of June 30, 2004, total assets were $804.0 million, loans receivable, net of fees, were $392.9 million and total deposits were $597.6 million.  As of June 30, 2003, total assets were $516.2 million, loans receivable, net of fees were $264.2 million and total deposits were $438.4 million.

Investment Services

The investment services segment provides investment and financial services through an affiliation with a third party broker-dealer.

For the three months ended June 30, 2004 and 2003, the investment services segment recorded a net loss of $19,000 and $0, respectively.  For the six months ended June 30, 2004 and 2003, the investment services segment recorded a net loss of $58,000 and $42,000, respectively.  The increase in the net loss in both the three and six months ended June 30, 2004, compared to the same periods of 2003, is due to management reorganization this segment has experienced over the past twelve months.  As of June 30, 2004, total assets were $701,000 and total assets under management were $186.3 million.  As of June 30, 2003, total assets were $245,000 and total assets under management were $92.9 million.  The revenues and assets under management from this business segment have increased for the six months ended June 30, 2004 compared to the same period of 2003 as a result of increased transaction activity and accumulation of assets under management through new customers to this segment.  We expect the financial results of this segment to improve as the assets under management increase.

Information pertaining to both business segments can be found in Note 2 to the Notes to Consolidated Financial Statements.

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

At June 30, 2004, our tier 1 and total (tier 1 and tier 2) risk-based capital ratios were 17.2% and 18.0%, respectively.  At December 31, 2003, our tier 1 and total risk-based capital ratios were 19.7% and 20.7%, respectively.  Our regulatory capital levels for the bank and bank holding company meet those established for well-capitalized institutions. Table 12 provides additional information pertaining to our capital ratios.

Capital Components

At June 30, 2004 and December 31, 2003

(Dollars in thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At June 30, 2004
Total risk based capital to net risk-weighted assets	$98,647	18.00%	$43,832	≥	8.00%	$54,790	≥	10.00%
Tier I capital to net risk-weighted assets	94,014	17.16%	21,916	≥	4.00%	32,874	≥	6.00%
Total risk based capital to average total assets	98,647	13.52%	29,181	≥	4.00%	36,476	≥	5.00%

At December 31, 2003
Total risk based capital to net risk-weighted assets	$90,239	20.66%	$34,951	≥	8.00%	$43,688	≥	10.00%
Tier I capital to net risk-weighted assets	85,896	19.66%	17,475	≥	4.00%	26,213	≥	6.00%
Total risk based capital to average total assets	90,239	15.45%	23,365	≥	4.00%	29,206	≥	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities.  These contractual obligations will be funded through operating revenues and liquidity sources held or available to us.  The required payments under such obligations are detailed in Table 13.  In addition, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees.  At June 30, 2004, commitments to extend credit totaled $147.5 million and standby letters of credit totaled $4.8 million.

Contractual Obligations

At June 30, 2004

(Dollars in thousands)

		Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Certificates of deposit of $100,000 or more	$141,718	$41,523	$61,082	$39,113	$—
Advances from the Federal Home Loan Bank of Atlanta	86,708	19,496	23,242	43,970	—

Operating lease obligations	11,154	2,159	4,188	4,282	525

Total	$239,580	$63,178	$88,512	$87,365	$525

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Stable core deposits and a strong capital position are the current components of a solid foundation for our liquidity position.  In addition, the availability of regional and national wholesale funding sources including federal funds purchased, negotiable certificates of deposit, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank enhance our liquidity.  Cash flows from operations, such as loan payments and payoffs are also a significant source of liquidity.  We have a contingency plan that provides for continued monitoring of liquidity needs and available sources of liquidity.  We believe we have the ability to meet our increased liquidity needs.  Liquid assets, which include cash and due from banks, federal funds sold and investment securities available-for-sale totaled $239.8 million, or 29.6% of total assets, at June 30, 2004.  We had investment securities that are classified as held-to-maturity of $157.3 million at June 30, 2004.  We also had $210.9 million of our total investment securities portfolio available as collateral for additional Federal Home Loan Bank borrowings.  Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

The data in Table 14 reflects the repricing or expected maturities of various assets and liabilities at June 30, 2004.  This “gap” analysis represents the difference between interest sensitive assets and liabilities in a specific time interval.  The interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.  Additional information on interest rate risk can be found in Item 3 to this Form 10-QSB.

Interest Rate Sensitivity Gap Analysis

At June 30, 2004

(Dollars in thousands)

	Immediate Repricing	2-90 Days	91-180 Days	181-365 Days	1-3 Years	Over 3 Years	TOTAL
Assets
Total investment securities and other investments	$—	$9,104	$8,562	$19,637	$97,337	$202,410	$337,050
Federal funds sold	53,379	—	—	—	—	—	53,379
Loans held for sale	797	—	—	—	—	—	797
Loans receivable, net of fees
Commercial & industrial	3,144	20,700	6,323	8,863	29,470	169,056	237,556
Residential	21	1,072	665	1,793	4,303	32,558	40,412
Home equity lines	3,362	45,527	3,731	275	—	—	52,895
Construction	940	9,377	8,502	19,948	14,729	—	53,496
All other	83	163	9	257	693	7,341	8,546
Total loans receivable, net of fees	7,550	76,839	19,230	31,136	49,195	208,955	392,905
Total earning assets	61,726	85,943	27,792	50,773	146,532	411,365	784,131
Cumulative rate sensitive assets	$61,726	$147,669	$175,461	$226,234	$372,766	$784,131

Liabilities
Deposits
Noninterest-bearing demand	$—	$—	$—	$—	$—	$93,991	$93,991
Interest-bearing transaction accounts	38,001	19,001	19,001	19,001	19,001	76,000	190,005
Certificates of deposit - fixed	282	12,688	11,303	25,558	58,175	14,874	122,880
Certificates of deposit - no penalty	71	25,327	18,545	5,574	141,161	—	190,678
Total deposits	38,354	57,016	48,849	50,133	218,337	184,865	597,554
Other borrowed funds	34,043	4,417	2,625	3,250	23,250	53,166	120,751
Total deposits & other borrowed funds	72,397	61,433	51,474	53,383	241,587	238,031	718,305
Cumulative rate sensitive liabilities	$72,397	$133,830	$185,304	$238,687	$480,274	$718,305

Gap	$(10,671)	$24,510	$(23,682)	$(2,610)	$(95,055)	$173,334
Cumulative gap	(10,671)	13,839	(9,843)	(12,453)	(107,508)	65,826
Gap/ total assets	-1.32%	3.03%	-2.92%	-0.32%	-11.73%	21.40%
Cumulative gap/ total assets	-1.32%	1.71%	-1.22%	-1.54%	-13.27%	8.13%
Rate sensitive assets/ rate sensitive liabilities	0.85	1.40	0.54	0.95	0.61	1.73
Cumulative rate sensitive assets/ cumulative rate sensitive liabilities	0.85	1.10	0.95	0.95	0.78	1.09

Caution About Forward-Looking Statements

We make forward-looking statements in this Form 10-QSB that are subject to risks and uncertainties.  These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements.

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

•                  our ability to successfully integrate GMM into the organization

•                  impact of increased economic activity and interest rates on GMM’s performance in future periods

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

We have the ability to reprice our interest checking, savings, and money market accounts at any time.  We carefully analyze the impact of any decrease in interest rates on our deposits, as we may experience a runoff in deposit balances as a result of such changes in interest rates.  Based on the degree and frequency of movement being limited in practice, we have classified 20% of these deposits in our immediate gap interval, 10% of these deposits in each of the gap intervals from 2-90 days through the 1-3 year gap interval, leaving the remaining portion or 40% of these deposits in the over 3 year gap interval.  We continue to analyze the activity in our deposit portfolio and make changes in our gap assumptions as the activity dictates. See Table 14 from our management’s discussion and analysis, which reflects the repricing or expected maturities of various assets and liabilities at June 30, 2004.  This “gap” analysis represents the difference between interest sensitive assets and liabilities in a specific time interval.  The interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

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

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)  None.

(b)  None.

(c)  None.

(d)  Not applicable.

(e)  None.

Item 3.  Defaults Upon Senior Securities

(a)  None

(b)  None

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company’s Annual Meeting of Shareholders was held on April 21, 2004.

(b) Not applicable.

(c) The following persons were elected as directors for terms expiring in 2007:

	Votes
Director	For	Withheld
B.G. Beck	15,894,751	126,330
Michael A. Garcia	12,549,467	3,471,614
J. Hamilton Lambert	15,894,751	126,330
Alice M. Starr	15,892,971	128,110

In addition, the shareholders voted on and approved the Company’s 2002 Equity Compensation Plan, as amended and restated, by a vote of 6,184,399 for, 3,535,617 against, with 305,131 abstentions and 5,995,934 broker non-votes.

Finally, the shareholders voted on and ratified the appointment of KPMG LLP as the Company’s independent auditors for 2004 by a vote of 15,916,480 for, 67,741 against, with 36,860 abstentions and 0 broker non-votes.

(d) None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

31.1                           Rule 13a-14(a) Certification of Chief Executive Officer

31.2                           Rule 13a-14(a) Certification of Chief Financial Officer

32.1         Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2         Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)    Reports on Form 8-K

On April 21, 2004, we furnished a Current Report on Form 8-K dated April 14, 2004 to report under Item 12 our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: August 16, 2004	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2004	/s/ Carl E. Dodson
Carl E. Dodson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 16, 2004	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)