Form 10-Q
period 2004-09-30
CARDINAL FINANCIAL CORP
filed 2004-11-22
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

18,444,739 shares of common stock, par value $1.00 per share,

outstanding as of October 31, 2004

CARDINAL FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

At September 30, 2004 and December 31, 2003

(In thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and due from banks	$13,726	$9,555
Federal funds sold	25,580	3,528

Total cash and cash equivalents	39,306	13,083

Investment securities available-for-sale	159,981	130,762
Investment securities held-to-maturity	148,034	142,852

Total investment securities	308,015	273,614

Other investments	6,797	3,517
Loans held for sale at lower of cost or market, net	346,692	—

Loans receivable, net of deferred fees and costs	438,957	336,002
Allowance for loan losses	(5,291)	(4,344)

Loans receivable, net	433,666	331,658

Premises and equipment, net	14,917	6,707
Deferred tax asset	4,636	4,473
Goodwill	16,682	22
Accrued interest receivable and other assets	7,418	3,174

Total assets	$1,178,129	$636,248

Liabilities and Shareholders’ Equity

Deposits	$819,934	$474,129
Other borrowed funds	159,353	74,457
Warehouse financing	88,846	—
Escrow liabilities	3,519	—
Accrued interest payable and other liabilities	12,009	2,250

Total liabilities	1,083,661	550,836

Preferred stock, $1 par value, 10,000,000 shares authorized; Series A preferred stock, cumulative convertible, 0 and 1,364,062 shares outstanding in 2004 and 2003, respectively	—	1,364
Common stock, $1 par value, 50,000,000 shares authorized; 18,441,155 and 16,377,337 shares outstanding in 2004 and 2003, respectively	18,441	16,377
Additional paid-in capital	92,792	86,790
Accumulated deficit	(16,006)	(18,614)
Accumulated other comprehensive loss	(759)	(505)

Total shareholders’ equity	94,468	85,412

Total liabilities and shareholders’ equity	$1,178,129	$636,248

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and nine months ended September 30, 2004 and 2003

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans receivable	$5,826	$4,166	$15,425	$12,298
Loan held for sale	3,268	—	3,268	—
Federal funds sold	49	17	96	98
Investment securities available-for-sale	1,536	754	4,360	4,047
Investment securities held-to-maturity	1,432	1,207	4,260	1,207
Other investments	78	35	162	90
Total interest income	12,189	6,179	27,571	17,740
Interest expense:
Deposits	3,668	2,062	8,448	6,528
Other borrowed funds	1,116	279	1,887	470
Warehouse financing	211	—	211	—
Total interest expense	4,995	2,341	10,546	6,998
Net interest income	7,194	3,838	17,025	10,742
Provision for loan losses	529	356	918	602
Net interest income after provision for loan losses	6,665	3,482	16,107	10,140
Non-interest income:
Service charges on deposit accounts	296	238	798	684
Loan service charges	267	74	552	342
Investment fee income	150	184	498	473
Net gain on sales of loans	2,802	175	2,864	259
Net realized gain on investment securities available-for-sale	3	291	245	1,201
Management fee income	674	—	674	—
Other non-interest income	6	9	9	35
Total non-interest income	4,198	971	5,640	2,994
Non-interest expense:
Salary and benefits	4,896	1,678	8,998	4,869
Occupancy	932	317	1,893	1,093
Professional fees	578	221	922	872
Depreciation	583	276	1,215	731
Data processing	255	216	647	671
Telecommunications	197	99	405	294
Other operating expenses	1,546	877	3,760	2,676
Total non-interest expense	8,987	3,684	17,840	11,206
Net income before income taxes	1,876	769	3,907	1,928
Provision for income taxes	621	—	1,299	—
Net income	$1,255	$769	$2,608	$1,928
Dividends to preferred shareholders	—	124	—	371
Net income to common shareholders	$1,255	$645	$2,608	$1,557
Earnings per common share - basic	$0.07	$0.06	$0.14	$0.15
Earnings per common share - diluted	$0.07	$0.06	$0.14	$0.15
Weighted-average common shares outstanding - basic	18,439,021	10,072,262	18,101,639	10,058,202
Weighted-average common shares outstanding - diluted	18,697,179	10,344,977	18,361,013	10,249,184

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and nine months ended September 30, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$1,255	$769	$2,608	$1,928
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising
during the period, net of tax	2,537	(2,169)	(93)	(2,079)
Less: reclassification adjustment for gains included in net income, net of tax	2	291	161	1,201

Comprehensive income (loss)	$3,790	$(1,691)	$2,354	$(1,352)

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2004 and 2003

(In thousands)

(Unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2002	1,365	$1,365	10,044	$10,044	$51,231	$(24,273)	$2,345	$40,712

Stock options exercised	—	—	32	32	110	—	—	142

Dividends on preferred stock	—	—	—	—	—	(371)	—	(371)

Preferred stock converted to common stock	(1)	(1)	1	1	—	—	—	—

Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	—	(3,280)	(3,280)

Net income	—	—	—	—	—	1,928	—	1,928
Balance, September 30, 2003	1,364	$1,364	10,077	$10,077	$51,341	$(22,716)	$(935)	$39,131
Balance, December 31, 2003	1,364	$1,364	16,377	$16,377	$86,790	$(18,614)	$(505)	$85,412

Stock options exercised	—	—	93	93	306	—	—	399

Public offering shares issued	—	—	945	945	5,358	—	—	6,303

Preferred stock converted to common stock	(1,364)	(1,364)	1,026	1,026	338	—	—	—

Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	—	(254)	(254)

Net income	—	—	—	—	—	2,608	—	2,608
Balance, September 30, 2004	—	$—	18,441	$18,441	$92,792	$(16,006)	$(759)	$94,468

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003

Cash flows from operating activities:
Net income	$2,608	$1,928
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,215	731
Amortization of premiums and discounts	1,557	1,719
Provision for loan losses	918	602
Loans held for sale originated and acquired	(1,244,827)	(30,318)
Proceeds from the sale of loans held for sale	900,999	29,792
Gain on sale of loans held for sale	(2,864)	(259)
Gain on sale of investment securities available-for-sale	(245)	(1,201)
(Increase) decrease in accrued interest receivable, other assets, goodwill and deferred tax asset	(21,067)	3,235
Decrease in accrued interest payable, escrow liabilities and other liabilities	(13,278)	(17,879)

Net cash used in operating activities	(374,984)	(11,650)

Cash flows from investing activities:
Purchase of premises and equipment	(9,425)	(829)
Proceeds from sale, maturity and call of investment securities available-for-sale	23,719	88,535
Proceeds from maturity and call of investment securities held-to-maturity	5,490	—
Proceeds from sale of other investments	7,442	350
Purchase of investment securities available-for-sale	(78,959)	(222,938)
Purchase of investment securities held-to-maturity	(30,514)	—
Purchase of other investments	(10,098)	(2,483)
Redemptions of investment securities available-for-sale	22,817	51,204
Redemptions of investment securities held-to-maturity	21,089	—
Net cash acquired in acquisition	2,028	—
Net increase in loans receivable	(103,592)	(41,736)

Net cash used in investing activities	(150,003)	(127,897)

Cash flows from financing activities:
Net increase in deposits	345,805	35,732
Net increase in other borrowed funds	27,152	27,170
Net increase in warehouse financing	88,846	—
Proceeds from FHLB advances - long term	45,000	34,000
Repayments of FHLB advances - long term	(7,875)	(417)
Proceeds from public offering	6,303	—
Proceeds from trust preferred issuance	20,000	—
Stock options exercised	399	142
Dividends on preferred stock	—	(371)

Net cash provided by financing activities	525,630	96,256

Net increase (decrease) in cash and cash equivalents	643	(43,291)

Cash and cash equivalents at beginning of the period	13,083	63,371

Cash and cash equivalents at end of the period	$13,726	$20,080

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,622	$6,924
Cash paid for income taxes	80	—

Supplemental schedule of noncash investing and financing activities:
The Company acquired all of the issued and outstanding membership interests of George Mason Mortgage, LLC for $17.0 million. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$372,725
Goodwill	16,682
Cash paid	(17,000)
Downstream of capital to GMM	(8,000)
Fair value of liabilities assumed	$364,407

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the ”Company” or “Cardinal”) was incorporated on November 24, 1997 under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of investment in its wholly owned subsidiaries.  The Company opened Cardinal Bank, N.A. (the “Bank”) in 1998 and Cardinal Wealth Services, Inc., an investment services subsidiary, in 1999.  In 1999, the Company opened two additional banking subsidiaries and, in late 2000, completed an acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank (“Heritage”).  These banking subsidiaries were consolidated into the Bank as of March 1, 2002.  On April 15, 2004, the Company received approval from the Federal Reserve Bank of Richmond to be a financial holding company.

Effective July 7, 2004, the Bank completed its acquisition of George Mason Mortgage, LLC (“GMM”) from United Bank – Virginia, a wholly owned subsidiary of United Bankshares, Inc.  GMM was acquired in a cash transaction for $17.0 million and is operating as a subsidiary of the Bank.  This transaction was accounted for as a purchase and GMM’s assets and liabilities were recorded at fair value as of the purchase date.  GMM’s operating results are included in the consolidated results since the date of the acquisition.  This transaction resulted in the recognition of $16.7 million of goodwill.  GMM’s primary sources of revenue include net interest income earned on loans pending sale, gain on the sale of loans and management fees earned relating to the management of other entities’ portfolios.  Loans are made pursuant to purchase commitments and are sold servicing released.  The Bank purchased GMM primarily to diversify its sources of income and increase non-interest income and to provide for increased residential loans for its portfolio.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as if GMM has been acquired on January 1, 2003.

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2004	September 30, 2003
Net interest income	$7,308	$21,146	$17,422
Non-interest income	4,605	23,157	31,277
Provision for loan losses	529	918	602
Non-interest expense	9,415	35,698	34,935
Net income before income taxes	1,969	7,687	13,162
Provision for income taxes	652	2,365	5,091
Net income	$1,317	$5,322	$8,071
Earnings per common share - basic	$0.07	$0.30	$0.31
Earnings per common share - diluted	0.07	0.29	0.31
Weighted-average common shares outstanding - basic	18,439,021	18,101,639	10,058,202
Weighted-average common shares outstanding - diluted	18,697,179	18,361,013	10,249,184

The purchase price is allocated to identifiable tangible and intangible assets at their fair values. Any portion of the purchase price that cannot be assigned to specifically identifiable tangible and intangible assets acquired less liabilities assumed is considered goodwill.

The following table provides a reconciliation of the excess cost of the acquisition to the Company over the fair value of net assets acquired from GMM (in thousands):

Cash paid by the Company	$17,000
Fair value adjustments, net	(464)
Merger expenses	124
Goodwill	$16,660

The fair value adjustments at September 30, 2004 were calculated for loans held for sale, which were decreased by $464,000.  Loans receivable, net were not adjusted as they were determined to be at fair value as all loans held in that portfolio are current with regard to payments of principal and interest and have variable interest rates.

No adjustments were recorded for GMM’s other borrowed funds, as they were determined to be at fair value as all borrowed funds are short term and have variable interest rates tied to the Federal Reserve’s discount rate.  All other assets and liabilities of GMM are current assets and liabilities and were determined to be recorded at their fair values.

In July 2004, the Company formed a new wholly-owned subsidiary, Cardinal Statutory Trust I (the “Trust”), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”).  These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offering Rate) plus 2.40%, which adjusts quarterly.  These securities are redeemable at a premium through March 2008 and at par thereafter.  The Company has guaranteed payment of these securities.  The $20.6 million payable by the Company to the Trust is included in other borrowed funds in the Consolidated Statements of Condition as the Trust is an unconsolidated subsidiary, and, as a result, the Company is not the primary beneficiary of this entity.  The additional $619,000 that is payable by the Company to the Trust relates to the capital of the Trust.  The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (the “2003 Form 10-KSB”).

Note 2

Summary of Significant Accounting Policies

The following accounting policies are listed herein as a result of the acquisition of GMM.  For a complete list of the Company’s significant accounting polices, see the Notes to the Consolidated Financial Statements that are presented in the 2003 Form 10-KSB.

(a) Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an aggregate loan basis as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to operations.  Cost basis includes unpaid principal balances, origination premiums or discounts, and origination fees and direct costs that are deferred at the time of origination.

(b) Gain on sale of loans

Gains or losses on the sale of loans are recognized at the date of settlement and are based on the difference between the selling price and the carrying value of the related loans sold.  Fees and direct costs associated with the origination of the loans held for sale are deferred and recognized as an adjustment to the gain on sale when the loans are sold.

(c) Management fee income

Management fee income represents income earned for the management and operational support provided by GMM to certain mortgage banking companies (the “managed companies”).  The relationship of GMM to these managed companies is solely as a mortgage banking advisor.  There are no fiduciary or other special relationships with regard to each of the managed companies.  Fees earned by GMM are accrued monthly based on individual contractual arrangements with each of the managed companies.

(d) Derivatives and hedging activities

The Company accounts for its derivatives and hedging activities in accordance with Financial Accounting Standards Board Statement (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  The Company recognizes derivatives on its Consolidated Statements of Condition at their fair value.  In the normal course of business, the Company enters into contractual commitments to extend credit to finance residential mortgages.  These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the time frame established by the Company (interest rate lock).  Interest rate risk arises on these commitments if interest rates move between the time of the interest rate lock and the delivery of the loan to the investor.  The interest rate lock related to loans that are intended to be sold are considered derivatives.

To mitigate the effect of the interest rate risk on loans intended to be sold, inherent in providing rate lock commitments for loans from the lock-in date to the fund date, the Company enters into best efforts delivery forward sale contracts.  Both the interest rate lock commitments, and the forward delivery contracts are undesignated derivatives under SFAS No. 133.  Mark-to-market adjustments on interest rate lock commitments are recorded from the inception of the interest rate lock through the funding date of the underlying loan.  The fair value of the hedge instruments and the hedged items generally move in opposite directions and in equal amounts and, accordingly, the impact of changes in these valuations on net income is inconsequential.  As required by SFAS No. 133, mark-to-market adjustments subsequent to funding are recorded only for those forwards that have been designated as a qualifying hedge in accordance with SFAS No. 133.  Although the mandatory forward sales serve as an economic hedge of the loans, the loans have not been designated as a qualifying hedge under SFAS No. 133.

(e) Business combinations

The acquisition of GMM was accounted for as a purchase as required by SFAS No. 141 Business Combination.  The purchase accounting method requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  The difference between the fair values and the purchase price is recorded as goodwill.  In addition, SFAS No. 141 requires that identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements.  As of September 30, 2004, the Company has not identified or recorded any amortizable intangibles related to its acquisition of GMM.

(f) Reclassifications

Certain amounts for the 2003 periods have been reclassified to conform to the presentation for the 2004 periods.

(g) Stock-Based Compensation

At September 30, 2004, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan and the 2002 Equity Compensation Plan.  These plans are described more fully in Footnote 14 of the 2003 Form 10-KSB.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income to common shareholders	$1,255	$645	$2,608	$1,557
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(753)	(106)	(1,428)	(434)
Pro forma net income	$502	$539	$1,180	$1,123

Earnings per common share:
Basic - as reported	$0.07	$0.06	$0.14	$0.15
Basic - pro forma	0.03	0.05	0.07	0.11
Diluted - as reported	0.07	0.06	0.14	0.15
Diluted - pro forma	0.03	0.05	0.06	0.11

The weighted average per share fair values of grants made for the three months ended September 30, 2004 and 2003 were $3.30 and $2.80, respectively.  The weighted average per share fair values of grants made for the nine months ended September 30, 2004 and 2003 were $3.08 and $2.12, respectively.  The fair values of the options granted were estimated as of grant date using the Black - Scholes option - pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Estimated option life	10 years	10 years	10 years	10 years
Risk free interest rate	4.29%	4.23%	4.12%	3.96%
Expected volatility	11.80%	20.40%	11.80%	20.40%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

There were options to purchase 219,000 and 508,518 shares of common stock granted during the three and nine months ended September 30, 2004, respectively.  Of those grants, 200,000 and 375,204 immediately vested on the grant date for the three and nine months ended September 30, 2004, respectively.

Note 3

Segment Information

In 2003 and for the first six months of 2004, the Company operated and reported in two business segments, commercial banking and investment services.  As of July 7, 2004, the Company began operating in a third business segment, mortgage banking, with the completion of its acquisition of GMM.  The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans.  In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit.  The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.  The investment services segment provides advisory services to businesses and individuals, including financial planning and retirement/estate planning.

Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2004 and 2003, follows:

At and for the Three Months Ended September 30, 2004:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$5,716	$1,583	$—	$—	$(105)	$7,194
Provision for loan losses	529	—	—	—	—	529
Non-interest income	554	3,489	150	—	5	4,198
Non-interest expense	4,239	4,250	189	—	309	8,987
Provision for income taxes	418	357	(15)	—	(139)	621
Net income (loss)	$1,084	$465	$(24)	$—	$(270)	$1,255

Total Assets	$1,075,460	$357,252	$677	$(370,480)	$115,220	$1,178,129

At and for the Three Months Ended September 30, 2003:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$3,815	$—	$—	$—	$23	$3,838
Provision for loan losses	356	—	—	—	—	356
Non-interest income	787	—	184	—	—	971
Non-interest expense	3,196	—	217	—	271	3,684
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$1,050	$—	$(33)	$—	$(248)	$769

Total Assets	$560,418	$—	$229	$(36,759)	$39,460	$563,348

At and for the Nine Months Ended September 30, 2004:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$15,493	$1,583	$—	$—	$(51)	$17,025
Provision for loan losses	918	—	—	—	—	918
Non-interest income	1,659	3,489	487	—	5	5,640
Non-interest expense	12,017	4,250	613	—	960	17,840
Provision for income taxes	1,329	357	(45)	—	(342)	1,299
Net income (loss)	$2,888	$465	$(81)	$—	$(664)	$2,608

Total Assets	$1,075,460	$357,252	$677	$(370,480)	$115,220	$1,178,129

At and for the Nine Months Ended September 30, 2003:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$10,666	$—	$—	$—	$76	$10,742
Provision for loan losses	602	—	—	—	—	602
Non-interest income	2,521	—	473	—	—	2,994
Non-interest expense	9,801	—	548	—	857	11,206
Provision for income taxes	—	—		—		—
Net income (loss)	$2,784	$—	$(75)	$—	$(781)	$1,928

Total Assets	$560,418	$—	$229	$(36,759)	$39,460	$563,348

At September 30, 2004, the Company did not have any operating segments other than those reported.  Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment.  The parent company’s most significant assets are its net investments in its subsidiaries.  The parent company’s net interest income is comprised of interest income from short-term investments and interest expense on trust preferred securities.

Note 4

Earnings Per Common Share

The following is the calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2004 and 2003. Stock options outstanding at September 30, 2004 and 2003 were 1,245,625 and 861,237, respectively.  Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 29,000 and 3,545 for the three months ended September 30, 2004 and 2003, respectively.  Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 22,000 and 15,507 for the nine months ended September 30, 2004 and 2003, respectively.

(Dollars in thousands,except	Three Months Ended September 30,		Nine Months Ended September 30,
share and per share data)	2004	2003	2004	2003
Net income	$1,255	$769	$2,608	$1,928
Dividends to preferred shareholders	—	124	—	371
Net income to common shareholders	$1,255	$645	$2,608	$1,557
Weighted average common shares - basic	18,439,021	10,072,262	18,101,639	10,058,202
Weighted average common shares - diluted	18,697,179	10,344,977	18,361,013	10,249,184
Earnings per common share - basic	$0.07	$0.06	$0.14	$0.15
Earnings per common share - diluted	$0.07	$0.06	$0.14	$0.15

Note 5

Warehouse Financing

In September 2004, GMM and the Bank entered into a one year $150 million floating rate revolving credit and security agreement with a third party.  The purpose of this credit facility is to fund residential mortgage loans at GMM pending their sale into the secondary market.  The credit facility requires, among other things, that GMM and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth requirements.  The Company has guaranteed repayment of this debt and is also required to maintain a minimum tangible net worth requirement.  The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%.

In addition to this facility, the same lender has also provided a $100 million facility that is utilized by GMM to warehouse residential mortgage loans pending sale to this lender.  The terms of this facility are substantially the same as the above-referenced revolving credit and security agreement.  Loans funded under this facility are considered sold to the lender when funded, and hence there is no interest rate associated with this facility.

GMM also has a $60.0 million line of credit with an unaffiliated party, which it uses to warehouse loans pending sale.  This line matures on December 7, 2004 and has an interest rate of LIBOR plus 1.50%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2004 and December 31, 2003 and the results of our operations for the three and nine months ended September 30, 2004 and 2003.  This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Overview

Cardinal Financial Corporation, a financial services organization headquartered in Tysons Corner, Virginia, is committed to providing top quality customer service, a diversified product mix and convenient venues for banking to consumers and businesses.  We own Cardinal Bank, N.A., a nationally chartered community bank, Cardinal Wealth Services, Inc., an investment services subsidiary, George Mason Mortgage, LLC, a mortgage banking subsidiary, and Cardinal Statutory Trust I, the issuer of $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”).  Through these subsidiaries, we offer a wide range of banking products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium-sized businesses as well as commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.  We have a sixteen location retail branch network and provide competitive retail products and services.  We complement our core banking operations by offering investment products and services to our customers through our third-party brokerage relationship.

On July 7, 2004, the Company acquired George Mason Mortgage, LLC (“GMM”), from United Bank – Virginia, a wholly owned subsidiary of United Bankshares, Inc. in an all cash transaction for $17.0 million.  This transaction resulted in the recognition of $16.7 million of goodwill.  This transaction was accounted for as a purchase, and GMM’s assets and liabilities were recorded at fair value as of the purchase date.  GMM’s operating results are included in the consolidated results since the date of the acquisition.  GMM, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through nine branches located throughout the metropolitan Washington region.  GMM has approximately 200 employees and is licensed in eight states, including Virginia, Maryland and the District of Columbia.  GMM is one of the significant residential mortgage originators in the greater Washington metropolitan area, reporting originations of over $4 billion in 2003 and $2 billion in 2002.  GMM’s primary sources of revenue include net interest income earned on loans pending sale, gain on the sale of loans and management fees earned relating to the management of other entities’ portfolios.  Loans are made pursuant to purchase commitments and are sold servicing released.

In July 2004, the Company formed a new wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”).  These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offering Rate) plus 2.40%, which adjusts quarterly.  These securities are redeemable at a premium through March 2008 and at par thereafter.  The Company has guaranteed payment of these securities.  The $20.6 million payable by the Company to Cardinal Statutory Trust I is included in other borrowed funds in the Consolidated Statements of Condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as the Company is not the primary beneficiary of this entity.  The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

Net interest income has been our primary source of income.  With the addition of GMM, our sources of non-interest income have significantly increased and diversified our sources of income.  As discussed further in the interest rate sensitivity section, we attempt to manage our balance sheet and interest rate risk to enhance and stabilize our net interest income over time.  We do this by monitoring the spread between the interest rates earned on investment securities and loans and the interest rates paid on deposits and other interest-bearing liabilities.  Changes in interest rates may, nevertheless, affect our operating performance and financial condition.  We attempt to minimize our exposure to interest rate risk, but, because of marketplace uncertainties, inherent limitations in modeling techniques and the changing nature of the financial services industry, we are unable to eliminate it.  In addition to management of interest rate risk, we analyze our loan portfolio for exposure to credit risk.  Risk of loan defaults and foreclosures are unavoidable in the banking industry and we try to limit our exposure to this risk by monitoring our extensions of credit carefully.  In addition to net interest income, non-interest income is a source of income for us and includes service charges on deposits and loans, investment fee income, management fees and gains on the sale of loans held for sale and on sales of investment securities available-for-sale.

Our business strategy, which may change because of changes in the business environment in which we operate, is to grow through geographic expansion while maintaining strong asset quality and achieving sustained profitability.  We completed a secondary common stock offering that raised $41.7 million in equity capital in December 2003 and an additional $6.3 million in capital following the exercise of the underwriters’ over-allotment option in January 2004.  This capital is being used to support the expansion of our branch office network and balance sheet growth.  We were able to increase our legal lending limit to over $12 million, which has allowed us to expand our commercial and real estate lending loan portfolios.  We expect to increase our loan-to-deposit ratio and shift the mix of our earning assets to higher yielding loans.  We used $17.0 million of the cash that was raised in December 2003 and January 2004 to acquire GMM.  GMM adds to our plans to increase our selection of banking products and financial services and diversify our revenue base, increase fee income, and strengthen customer relationships.

Critical Accounting Policies

U.S. generally accepted accounting principles are complex and require management to apply significant judgment to various accounting measurement, reporting, and disclosure matters.  Management must use judgment, assumptions and estimates to apply these principles where precise measurements are not possible or practical.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such judgments, assumptions and estimates may have a significant impact on the consolidated financial statements.  Actual results could therefore differ from those reported.

The accounting policies we view as critical are those relating to the determination of the allowance for loan losses, the valuation of deferred tax assets and hedging.

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and probable losses in the loan portfolio.  Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, historical trends and the specific conditions of individual borrowers.  As a part of our analysis, we use comparative peer group data, duration factors and qualitative factors such as levels of and trends in delinquencies and nonaccrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support our estimates.

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are adequate, it is possible that there may be unidentified losses in the portfolio that may become evident at a future date.  Additional provisions for such losses, if necessary, would be recorded in the commercial banking or mortgage banking segment, as appropriate, and would negatively impact earnings.

For purposes of our analysis, we categorize our loans into one of five categories:  commercial and industrial, commercial real estate, home equity lines of credit, residential mortgages and consumer.  Peer group annual loss factors (in the absence of historical results) are applied to all categories and are adjusted by the projected duration of the loans in a particular category and by the qualitative factors mentioned above.  The indicated loss factors resulting from this analysis are applied to each of the loan categories to determine a reserve level for each of the five categories of loans.  In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral values.  Since we have limited historical data on which to base loss factors for classified loans, we apply, in accordance with regulatory guidelines, a 5% loss factor to all special mention loans, a 15% loss factor to all substandard loans and a 50% loss factor to all loans classified as doubtful. Loans as loss loans are fully reserved and charged off.

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

Hedging

We account for our derivatives and hedging activities in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activity (“SFAS No.

133”), as amended by FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  We recognize derivatives on our consolidated statements of condition at their fair value.  In the normal course of business, we enter into contractual commitments to extend credit to finance residential mortgages.  These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets our underwriting guidelines and closes within the time frame established by us (interest rate lock).  Interest rate risk arises for us on these commitments if interest rates move between the time of the interest rate lock and the delivery of the loan to the investor.  The interest rate lock related to loans that are intended to be sold are considered derivatives.

To mitigate the effect of the interest rate risk on loans intended to be sold, inherent in providing rate lock commitments for loans from the lock-in date to the fund date, we enter into best efforts delivery forward sale contracts.  Both the interest rate risk commitments, and the forward delivery contracts are undesignated derivatives under SFAS No. 133.  Mark-to-market adjustments on interest rate lock commitments are recorded from the inception of the interest rate lock through the funding date of the underlying loan.  The fair value of the hedge instruments and the hedged items generally move in opposite directions and at the same rate and, accordingly, the impact of changes in these valuations on income is inconsequential.  As required by SFAS No. 133, mark-to-market adjustments subsequent to funding are recorded only for those loans that have been designated as a qualifying hedge in accordance with SFAS No. 133.  Although the mandatory forward sales serve as an economic hedge of the loans, the loans have not been designated as a qualifying hedge under SFAS No. 133.

New Financial Accounting Standards

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (“SAB No. 105”), Application of Accounting Principles to Loan Commitments.  SAB No. 105 provides guidance regarding loan commitments to fund and sell which are accounted for as derivative instruments, and is effective beginning April 1, 2004.  The loans in our loans held for sale portfolio are accounted for as derivative instruments.  Consistent with SAB No. 105, we consider the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-1 provided guidance for evaluating whether an investment in debt and equity securities is other-than-temporarily impaired and was effective for other than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  According to EITF 03-1, a security is impaired when its fair value is less than its carrying value, and an impairment is other-than-temporary if the investor does not have the “ability and intent” to hold the investment until a forecasted recovery of its carrying amount.  EITF 03-1 requires that once an investment is determined to be impaired, the impairment must be assessed using the ability-and-intent-to-hold criterion regardless of the severity or amount of the impairment.  If the impairment is determined to be other-than-temporary, an impairment loss should be recognized in earnings.  On September 30, 2004, the FASB Staff issued FSP EITF 03-1-1, which deferred the application of measurement provisions of EITF 03-1.  The FASB determined that a delay in the effective date of those provisions was necessary until it can issue additional guidance on the application of EITF 03-1.

Statements of Income

Net income to common shareholders for the three months ended September 30, 2004 and 2003 was $1.3 million and $645,000, respectively, an improvement of $610,000, or 94.6%.  Net income to common shareholders for the nine months ended September, 30, 2004 and 2003 was $2.6 million and $1.6 million, respectively, an improvement of $1.0 million, or 67.5%.  The increase in net income to common shareholders is primarily a result of increased net interest income and non-interest income net of the increase in non-interest expense.  In addition, on March 29, 2004, our preferred stock automatically converted to common stock.  As a result of this stock conversion, net income to common shareholders for the three and nine months periods of 2004 did not include expenses related to preferred stock dividends.  Expenses for preferred dividends were $124,000 and $371,000 for the three and nine months ended September 30, 2003, respectively.  In addition, net income for the three and nine months ended September 30, 2004 reflect an income tax provision of $621,000 and $1.3 million, respectively, compared to no tax provision for the same periods of 2003.  The 2003 results were not subject to an income tax provision because of unrecognized available net operating loss carryforwards.

Basic and diluted earnings per common share were $0.07 and $0.06 for the three months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004 and 2003, basic and diluted earnings per common share were $0.14 and $0.15, respectively.  These results are presented after the effect of dividends paid to preferred shareholders in the 2003 periods.  Weighted average fully diluted common shares outstanding for the three months ended September 30, 2004 and 2003 were 18,697,179 and 10,344,977, respectively.  For the nine months ended September 30, 2004 and 2003, weighted average fully diluted common shares outstanding were 18,361,013 and 10,249,184, respectively.

Return on average assets for the three months ended September 30, 2004 and 2003 was 0.43% and 0.47%, respectively.  Return on average assets for the nine months ended September 30, 2004 and 2003 was 0.40% and 0.41%, respectively.  The decrease in the return on average assets is a direct result of the increased average total assets due to the acquisition of GMM and marking loans held for sale to market value as of the purchase date.  Return on average equity for the three months ended September 30, 2004 and 2003 was 5.23% and 6.53%, respectively.  Return on average equity for the nine months ended September 30, 2004 and 2003 was 3.73% and 5.18%, respectively.  The decrease in the return on average equity is a result of the increased equity from our common stock offering.

Net interest income represents the difference between interest earned on interest earning assets and the interest paid on deposits and other interest bearing liabilities.  The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.  Net interest income for the three months ended September 30, 2004 and 2003 was $7.2 million and $3.8 million, respectively, a period-to-period increase of $3.4 million, or 87.4%.  Net interest income for the nine months ended September 30, 2004 and 2003 was $17.0 million and $10.7 million, respectively, an increase of $6.3 million, or 58.5%.  The increase in net interest income is a result of the increase in the average volume of investment securities and loans receivable, net of the impact of decreased yields, during 2004, compared with the same period of 2003, and the addition of GMM and their loans held for sale portfolio.  Net interest income recorded by GMM since its acquisition was $1.6 million.

Our net interest margin for the three months ended September 30, 2004 and 2003 was 2.55% and 2.88%, respectively.  For the nine months ended September 30, 2004 and 2003, our net interest margin was 2.74% and 2.96%, respectively.  The decrease in the net interest margin was a result of the change in the mix of earning assets towards lower yielding earning assets and the decreased interest rate environment.  Tables 1 through 4 present an analysis of average earning assets, interest bearing liabilities and demand deposits with related components of interest income and interest expense.

Table 1.

Average Balance Sheets and Interest Rates on Interest - Earning Assets and Interest - Bearing Liabilities

Three Months Ended September 30, 2004, 2003 and 2002

(Dollars in thousands)

	2004			2003			2002
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$60,086	$767	5.11%	$45,983	$708	6.16%	$49,780	$893	7.18%
Real estate - commercial	190,371	2,945	6.19%	121,606	2,100	6.91%	94,614	1,887	7.98%
Real estate - construction	58,291	848	5.82%	23,778	310	5.22%	6,675	100	5.96%
Real estate - residential	44,558	653	5.86%	38,448	602	6.27%	19,103	369	7.72%
Home equity lines	55,039	486	3.50%	34,873	289	3.29%	24,268	263	4.30%
Consumer	7,858	127	6.46%	8,465	157	7.36%	11,884	225	7.51%
Total loans	416,203	5,826	5.60%	273,153	4,166	6.10%	206,324	3,737	7.24%

Loans held for sale, net	369,824	3,268	3.53%	—	—	0.00%	—	—	0.00%
Investment securities available-for-sale	165,721	1,536	3.71%	127,609	754	2.36%	127,307	1,471	4.62%
Investment securities held-to-maturity	154,229	1,432	3.71%	121,343	1,207	3.98%	—	—	0.00%
Other investments	8,163	78	3.82%	3,496	35	4.00%	1,199	17	5.67%
Federal funds sold	14,323	49	1.37%	6,915	17	0.98%	62,104	260	1.66%

Total interest-earning assets and interest income	1,128,463	12,189	4.32%	532,516	6,179	4.64%	396,934	5,485	5.53%

Non-interest earning assets:
Cash and due from banks	14,904			8,380			19,861
Premises and equipment, net	14,727			5,045			4,678
Goodwill	15,146			646			646
Accrued interest and other assets	11,084			2,583			3,500
Allowance for loan losses	(4,864)			(3,650)			(3,049)
Total assets	$1,179,460			$545,520			$422,570

Liabilities and Shareholders’ Equity

Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	148,168	486	1.30%	153,681	538	1.39%	130,110	904	2.76%
Money markets	28,065	42	0.60%	28,765	43	0.59%	32,019	151	1.87%
Statement savings	7,827	16	0.83%	5,741	8	0.53%	4,287	13	1.24%
Certificates of deposit	477,936	3,124	2.61%	179,540	1,473	3.25%	150,658	1,535	4.04%
Total interest - bearing deposits	661,996	3,668	2.22%	367,727	2,062	2.22%	317,074	2,603	3.26%

Other borrowed funds	206,926	1,116	2.16%	63,882	279	1.74%	4,065	40	3.93%
Warehouse financing	108,786	211	0.78%	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities and interest expense	977,708	4,995	2.04%	431,609	2,341	2.15%	321,139	2,643	3.27%

Noninterest-bearing liabilities:
Demand deposits	94,995			72,819			60,161
Other liabilities	10,731			1,596			1,659
Preferred shareholders’ equity	—			6,824			6,825
Common shareholders’ equity	96,026			32,672			32,786
Total liabilities and shareholders’ equity	$1,179,460			$545,520			$422,570

Net interest income and net interest margin (2)		$7,194	2.55%		$3,838	2.88%		$2,842	2.86%

(1)     Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the quarters presented.

(2)     We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Table 2.

Rate and Volume Analysis

Three Months Ended September 30, 2004, 2003 and 2002

(Dollars in thousands)

	Three Months Ended September 30,			Three Months Ended September 30,
	2004 Compared to 2003			2003 Compared to 2002
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$217	$(158)	$59	$(68)	$(117)	$(185)
Real estate - commercial	1,187	(342)	845	538	(325)	213
Real estate - construction	451	87	538	255	(45)	210
Real estate - residential	97	(46)	51	373	(140)	233
Home equity lines	167	30	197	115	(89)	26
Consumer	(11)	(19)	(30)	(65)	(3)	(68)
Total loans	2,108	(448)	1,660	1,148	(719)	429

Loans held for sale, net	3,268	—	3,268	—	—	—
Investment securities available-for-sale	225	557	782	3	(720)	(717)
Investment securities held-to-maturity	327	(102)	225	1,207	—	1,207
Other investments	47	(4)	43	33	(15)	18
Federal funds sold	18	14	32	(231)	(12)	(243)

Total interest income	5,993	17	6,010	2,160	(1,466)	694

Interest expense:

Interest - bearing deposits:
Interest checking	(20)	(32)	(52)	164	(530)	(366)
Money markets	(1)	0	(1)	(15)	(93)	(108)
Statement savings	3	5	8	5	(10)	(5)
Certificates of deposit	2,435	(784)	1,651	294	(356)	(62)
Total interest - bearing deposits	2,417	(811)	1,606	448	(989)	(541)

Other borrowed funds	621	216	837	593	(354)	239
Warehouse financing	211	—	211	—	—	—

Total interest expense	3,249	(595)	2,654	1,041	(1,343)	(302)

Net interest income (2)	$2,744	$612	$3,356	$1,119	$(123)	$996

(1)     Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented.

(2)     We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Table 3.

Average Balance Sheets and Interest Rates on Interest - Earning Assets and Interest - Bearing Liabilities

Nine Months Ended September 30, 2004, 2003 and 2002

(Dollars in thousands)

	2004			2003			2002
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$58,937	$2,318	5.24%	$49,883	$2,356	6.30%	$52,156	$2,788	7.13%
Real estate - commercial	159,906	7,508	6.26%	117,416	6,197	7.04%	89,634	5,408	8.04%
Real estate - construction	48,651	2,053	5.63%	15,899	662	5.55%	6,185	282	6.07%
Real estate - residential	43,312	1,856	5.71%	36,663	1,783	6.49%	17,448	1,033	7.90%
Home equity lines	50,316	1,255	3.32%	31,729	793	3.34%	23,270	741	4.26%
Consumer	9,184	435	6.31%	9,063	507	7.48%	12,864	715	7.43%
Total loans	370,306	15,425	5.55%	260,653	12,298	6.29%	201,557	10,967	7.26%

Loans held for sale, net	124,175	3,268	3.51%	—	—	0.00%	—	—	0.00%
Investment securities available-for-sale	163,009	4,360	3.57%	168,735	4,047	3.20%	91,846	3,284	4.77%
Investment securities held-to-maturity	154,025	4,260	3.69%	40,892	1,207	3.94%	—	—	0.00%
Other investments	5,464	162	3.95%	2,648	90	4.53%	1,197	53	5.90%
Federal funds sold	11,695	96	1.09%	11,601	98	1.12%	49,428	613	1.66%

Total interest-earning assets and interest income	828,674	27,571	4.44%	484,529	17,740	4.88%	344,028	14,917	5.78%

Non-interest earning assets:
Cash and due from banks	12,050			10,376			16,955
Premises and equipment, net	9,893			5,091			4,843
Goodwill and other intangibles	5,100			646			652
Accrued interest and other assets	7,887			3,699			2,003
Allowance for loan losses	(4,564)			(3,511)			(3,051)
Total assets	$859,040			$500,830			$365,430

Liabilities and Shareholders’ Equity

Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	151,448	1,520	1.34%	146,335	1,841	1.68%	104,351	2,252	2.89%
Money markets	26,418	116	0.58%	26,588	168	0.84%	28,229	424	2.01%
Statement savings	7,535	38	0.67%	5,210	27	0.69%	4,275	40	1.24%
Certificates of deposit	330,802	6,774	2.73%	175,732	4,492	3.42%	131,106	4,118	4.20%
Total interest - bearing deposits	516,203	8,448	2.18%	353,865	6,528	2.47%	267,961	6,834	3.41%

Other borrowed funds	125,339	1,887	2.01%	35,980	470	1.74%	6,802	208	4.09%
Warehouse financing	36,527	211	0.77%	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities and interest expense	678,069	10,546	2.07%	389,845	6,998	2.40%	274,763	7,042	3.43%

Noninterest-bearing liabilities:
Demand deposits	82,839			69,087			57,915
Other liabilities	4,857			1,833			2,505
Preferred shareholders’ equity	2,123			6,824			6,825
Common shareholders’ equity	91,152			33,241			23,422
Total liabilities and shareholders’ equity	$859,040			$500,830			$365,430

Net interest income and net interest margin (2)		$17,025	2.74%		$10,742	2.96%		$7,875	3.05%

(1)     Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2)     We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Table 4.

Rate and Volume Analysis

Nine Months Ended September 30, 2004, 2003 and 2002

(Dollars in thousands)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2004 Compared to 2003			2003 Compared to 2002
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$428	$(466)	$(38)	$(122)	$(310)	$(432)
Real estate - commercial	2,243	(932)	1,311	1,676	(887)	789
Real estate - construction	1,364	27	1,391	442	(62)	380
Real estate - residential	327	(254)	73	1,138	(388)	750
Home equity lines	469	(7)	462	269	(217)	52
Consumer	7	(79)	(72)	(211)	3	(208)
Total loans	4,838	(1,711)	3,127	3,192	(1,861)	1,331

Loans held for sale, net	3,268	—	3,268	—	—	—
Investment securities available-for-sale	(137)	450	313	2,749	(1,986)	763
Investment securities held-to-maturity	3,339	(286)	3,053	1,207	—	1,207
Other investments	96	(24)	72	64	(27)	37
Federal funds sold	1	(3)	(2)	(469)	(46)	(515)

Total interest income	11,405	(1,574)	9,831	6,743	(3,920)	2,823

Interest expense:

Interest - bearing deposits:
Interest checking	65	(386)	(321)	906	(1,317)	(411)
Money markets	(1)	(51)	(52)	(25)	(231)	(256)
Statement savings	12	(1)	11	9	(22)	(13)
Certificates of deposit	3,988	(1,706)	2,282	1,402	(1,028)	374
Total interest - bearing deposits	4,064	(2,144)	1,920	2,292	(2,598)	(306)

Other borrowed funds	1,165	252	1,417	892	(630)	262
Warehouse financing	211	—	211	—	—	—

Total interest expense	5,440	(1,892)	3,548	3,184	(3,228)	(44)

Net interest income (2)	$5,965	$318	$6,283	$3,559	$(692)	$2,867

(1)     Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.

(2)     We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

The provision for loan losses for the three months ended September 30, 2004 and 2003 was $529,000 and $356,000, respectively.  For the nine months ended September 30, 2004 and 2003, the provision for loan losses was $918,000 and $602,000, respectively.  The increase in provision expense for the year to date 2004 compared to the year to date 2003 is a result of the loan growth experienced during 2004.  The allowance for loan losses at September 30, 2004 and December 31, 2003 was $5.3 million and $4.3 million, respectively.  Our allowance for loan loss to loan ratio at September 30, 2004 was 1.21%, compared to 1.29% at December 31, 2003.  We continued to experience good loan quality with annualized net charged-off loans equal to 0.04% to total loans for the nine months ended September 30, 2004, compared to 0.02% for the same period of 2003.  Non-performing loans were equal to 0.06% of total loans at September 30, 2004, compared to 0.12% at December 31, 2003.  Additional information on the allowance for loan losses, its allocation to the total loans receivable portfolio and information on nonperforming loans can be found in Tables 5, 6 and 7.

Table 5.

Allowance for Loan Losses

Nine Months Ended September 30, 2004 and 2003

(Dollars in thousands)

	2004	2003
Beginning balance, January 1	$4,344	$3,372

Provision for loan losses	918	602

Acquired reserve for loan loss - GMM	123	—

Loans charged off:
Commercial and industrial	(101)	(74)
Real estate - commercial	—	—
Real estate - construction	—	—
Real estate - residential	—	—
Home equity lines	—	—
Consumer	(5)	(6)
Total loans charged off	(106)	(80)

Recoveries:
Commercial and industrial	10	42
Real estate - commercial	—	—
Real estate - construction	—	—
Real estate - residential	—	—
Home equity lines	—	—
Consumer	2	7
Total recoveries	12	49

Net (charge offs) recoveries	(94)	(31)

Ending balance	$5,291	$3,943

	September 30,	December 31,
	2004	2003
Loans:
Balance at period end	$438,957	$336,002
Allowance for loan losses to loans receivable, net of fees	1.21%	1.29%
Annualized net charge-offs to average loans receivable	0.04%	0.01%

Table 6.

Allocation of the Allowance for Loan Losses

At September 30, 2004 and December 31, 2003

(Dollars in thousands)

	September 30,		December 31,
	2004		2003
	Allocation	% of Total*	Allocation	% of Total*
Commercial	$771	11.89%	$1,046	17.21%
Real estate - commercial	3,030	45.04%	1,662	41.56%
Real estate - construction	355	14.76%	497	12.57%
Real estate - residential	452	13.86%	418	12.64%
Home equity lines	514	12.80%	486	12.84%
Consumer	169	1.65%	235	3.18%

Total allowance for loan losses	$5,291	100.00%	$4,344	100.00%

* Percentage of loan type to the total loan portfolio.

Table 7.

Nonperforming Loans Receivable

At September 30, 2004 and December 31, 2003

(Dollars in thousands)

	September 30, 2004	December 31, 2003
Nonaccruing loans	$252	$390

Loans contractually past-due 90 days or more	6	4

Troubled debt restructurings	—	—
Total nonperforming loans receivable	$258	$394

Non-interest income for the three months ended September 30, 2004 and 2003 was $4.2 million and $971,000, respectively, a period-to-period increase of $3.2 million, or 332.3%.  Non-interest income for the nine months ended September 30, 2004 and 2003 was $5.6 million compared to $3.0 million, an increase of $2.6 million, or 88.4%.  The increase in non-interest income is primarily attributable to the increase in net gains on sales of loans from GMM since its acquisition and a $674,000 increase in management fees attributable to GMM.  The management fees recorded by GMM represent income earned for the management and operational support provided by GMM to certain mortgage banking companies.  Non-interest income recorded by GMM for the three months ended September 30, 2004 was $3.5 million.  Gains on sales of loans include the gross gains on the sale of mortgage loans, net of origination costs.  Included in the gross gains on sale of mortgage loans is any origination, underwriting, discount points and other funding fees received and deferred at origination.  Costs, which are originally capitalized when the loan closes and are deferred and recognized when the loan is sold, include direct costs associated with origination, such as commissions, direct salaries for funded loans, and premiums paid to investors.

Net realized gains on investment securities available-for-sale was $3,000 and $291,000 for the three months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004 and 2003, net realized gains on investment securities available-for-sale were $245,000 and $1.2 million, respectively.  The gains recorded during 2003 were recorded on sales of mortgage-backed securities with accelerated pre-payment speeds as a result of decreasing interest rates.  We are currently using the investment securities portfolio as collateral for additional borrowings we incurred to fund GMM’s loans held for sale.

Service charges on deposit accounts increased $58,000 to $296,000 for the three months ended September 30, 2004, compared to $238,000 for the same period of 2003.  For the nine months ended September 30, 2004, service charges on deposit accounts increased $114,000 to $798,000, compared to $684,000 for the same nine-month period of 2003.  Increases in service charges on deposit accounts during 2004 are a direct result of the increase in total deposits.  Loan service charge income increased $193,000 to $267,000 for the three months ended September 30, 2004, compared to $74,000 for the same period of 2003.  Loan service charge income for the nine months ended September 30, 2004 and 2003 were $552,000 and $342,000, respectively, an increase of $210,000 or 61.4%.  The increase in loan service charges during 2004 is a result of the increased loan volume experienced during the year.  Investment fee income decreased to $150,000 for the three months ended September 30, 2004, compared to $184,000 for the three months ended September 30, 2003.  For the nine months ended September 30, 2004 and 2003, investment fee income was $498,000 and $473,000, respectively, an increase of $25,000, or 5.3%.  The increase in year to date investment fee income is due to the increase in assets under management and transaction activity in our investments services business segment.

Non-interest expense for the three and nine months ended September 30, 2004 was $9.0 million and $3.7 million, respectively, compared to $17.8 million and $11.2 million for the same three and nine months periods of 2003, respectively.  The results reflect period-to-period increases of $5.3 million and $6.6 million for the comparable three and nine month periods of September 30, 2004 and 2003, respectively.  These increases are primarily a result of the addition of GMM, which recorded $4.3 million in non-interest expense during the third quarter of 2004.  In addition, the branch expansion we have completed throughout the year has also contributed to the increase in non-interest expense.  We have opened five branches over the first nine months of 2004, our sixteenth branch opening in Annandale, Virginia on November 1, 2004.  As of September 30, 2003, we had nine branch locations, compared to fifteen locations at September 30, 2004.  Expenses related to the branch expansion are represented in the increases in our salaries and benefits expense, occupancy expense and depreciation expense.  Other operating expenses on our statements of income include business development, data processing and communications expenses and office administration expenses.

The effective tax rate for the three and nine months ended September 30, 2004 was 33.1% and 33.3%, respectively, compared to 0% for each of the comparable periods of 2003.  The increase in the effective tax rate is a result of having recorded previously unrecognized deferred tax assets related to the net operating loss carryforwards during the fourth quarter of 2003.  We recorded a provision for income tax expense of $621,000 and $1.3 million for the three and nine months ended September 30, 2004, respectively, compared to $0 for each of the comparable periods of 2003, respectively.    For more information, see “Critical Accounting Policies” above in this discussion.

Statements of Condition

Total assets were $1.2 billion at September 30, 2004, compared to $636.2 million at December 31, 2003, an increase of $541.9 million or 85.2%.  This growth was primarily the result of the GMM acquisition and increases in total loans, total deposits and the equity raised in the common stock offering during January 2004.

Investment securities were $308.0 million at September 30, 2004, compared to $273.6 million at December 31, 2003, an increase of $34.4 million or 12.6%.  The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost.  These securities are utilized for pledging of advances from the Federal Home Loan Bank and other borrowing activities.  Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management, interest rate risk management, regulatory capital management or similar factors.  At September 30, 2004, investment securities available-for-sale were $160.0 million and investment securities held-to-maturity were $148.0 million.  See Table 8 for additional information on our investment securities portfolio.

Table 8.

Investment Securities

At June 30, 2004 and December 31, 2003

(Dollars in thousands)

	Amortized Cost	Fair Value	Average Yield
Available-for-sale at September 30, 2004
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$3,000	$2,967	3.33%
Five to ten years	3,000	3,027	4.48%
Total U.S. government-sponsored agencies	$6,000	$5,994	3.91%

Mortgage-backed securities*
Five to ten years	$15,840	$15,835	3.86%
After ten years	137,370	136,112	3.96%
Total mortgage-backed securities	$153,210	$151,947	3.95%

Treasury bonds
One to five years	$2,035	$2,040	2.63%
Total treasury bonds	$2,035	$2,040	2.63%
Total investment securities available-for-sale	$161,245	$159,981	3.93%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity at September 30, 2004
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$6,000	$5,974	3.26%
Five to ten years	21,012	20,997	4.51%
After ten years	2,999	2,988	4.20%
Total U.S. government-sponsored agencies	$30,011	$29,959	4.23%

Mortgage-backed securities*
Five to ten years	$10,896	$10,965	3.84%
After ten years	99,122	98,459	4.02%
Total mortgage-backed securities	$110,018	$109,424	4.00%

Corporate bonds
After ten years	$8,005	$7,948	4.21%
Total corporate bonds	$8,005	$7,948	4.21%
Total investment securities held-to-maturity	$148,034	$147,331	4.06%

Total investment securities	$309,279	$307,312	3.99%

* Based on contractual maturities.

	Amortized Cost	Fair Value	Average Yield
Available-for-sale at December 31, 2003
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$3,000	$3,016	3.92%
Five to ten years	2,000	1,986	4.23%
After ten years	1,000	1,027	5.79%
Total U.S. government-sponsored agencies	$6,000	$6,029	4.33%

Mortgage-backed securities*
Five to ten years	$15,615	$15,630	3.92%
After ten years	97,865	97,041	4.02%
Total mortgage-backed securities	$113,480	$112,671	4.00%

Corporate bonds
After ten years	$10,000	$9,995	2.41%
Total corporate bonds	$10,000	$9,995	2.41%

Treasury bonds
One to five years	$2,047	$2,067	2.64%
Total treasury bonds	$2,047	$2,067	2.64%
Total investment securities available-for-sale	$131,527	$130,762	3.87%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity at December 31, 2003
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$4,000	$3,951	3.39%
Five to ten years	9,993	9,884	4.65%
After ten years	2,999	2,950	4.20%
Total U.S. government-sponsored agencies	$16,992	$16,785	4.27%

Mortgage-backed securities*
Five to ten years	$9,476	$9,450	3.70%
After ten years	108,384	107,547	4.01%
Total mortgage-backed securities	$117,860	$116,997	3.98%

Corporate bonds
After ten years	$8,000	$7,848	4.21%
Total corporate bonds	$8,000	$7,848	4.21%
Total investment securities held-to-maturity	$142,852	$141,630	4.03%

Total investment securities	$274,379	$272,392	3.96%

* Based on contractual maturities.

Loans receivable, net of deferred fees and costs, increased by $103.0 million, or 30.6%, to $439.0 million at September 30, 2004 from $336.0 million at December 31, 2003 (see Table 9 for details on the loans receivable portfolio). We experienced increases in our commercial real estate, construction, residential real estate and home equity loan portfolios offset by a slight decrease in our commercial and consumer loan portfolios.  These decreases are the result of more paydowns than fundings in those loan categories and a result of portfolio seasonality.  We expect increases within these loan categories over the next several months due to our increased legal lending limit of $12.0 million and the volume of loans we have scheduled for funding.  In addition, the Company has $346.7 million of loans held for sale at September 30, 2004 as a result of its acquisition of GMM.  Loans that are held for sale are valued at the lower of cost or market.

Table 9.

Loans Receivable

At September 30, 2004 and December 31, 2003

(Dollars in thousands)

	September 30, 2004		December 31, 2003

Commercial	$52,222	11.89%	$57,854	17.21%
Real estate - commercial	197,792	45.04%	139,725	41.56%
Real estate - construction	64,847	14.76%	42,243	12.57%
Real estate - residential	60,861	13.86%	42,495	12.64%
Home equity lines	56,207	12.80%	43,176	12.84%
Consumer	7,259	1.65%	10,690	3.18%

Gross loans	$439,188	100.00%	$336,183	100.00%

Add: net deferred (fees) costs	(231)		(181)
Less: allowance for loan losses	(5,291)		(4,344)

Loans receivable, net	$433,666		$331,658

Total deposits increased $345.8 million, or 72.9%, to $819.9 million at September 30, 2004, compared to $474.1 million at December 31, 2003 (see Table 10 for details on certificates of deposit with balances of $100,000 or more).  We experienced increases in non-interest bearing demand deposits, money market and savings deposits and certificates of deposit.  The increase in deposits is a result of new customers from our branch expansion, competitive deposit pricing and increased advertising efforts.  In addition, to assist in the funding of the GMM, we added $131.6 million in brokered certificates of deposit during the third quarter of 2004 compared to none at December 31, 2003.  These brokered certificates of deposit have scheduled maturities from three to eighteen months.  Additional information on the maturity schedule of these deposits can be found in Table 13 “Contractual Obligations,” as discussed below.

Table 10.

Certificates of Deposit of $100,000 or More

At September 30, 2004

(Dollars in thousands)

Maturities:
Three months or less	$15,909
Over three months through six months	5,852
Over six months through twelve months	32,631
Over twelve months	129,441
$183,833

Other borrowed funds increased $84.9 million to $159.4 million at September 30, 2004, compared to $74.5 million at December 31, 2003.  We added Federal Home Loan Bank advances during of $43.8 million during the second quarter and $41.1 million during the third quarter of 2004 to leverage against some of our larger commercial real estate loan fundings and to assist in the funding of GMM.  In addition, borrowings from the treasury, tax and loan note option of the Federal Reserve System increased to $12.5 million at September 30, 2004, compared to none at December 31, 2003.  Table 11 provides information on our short-term borrowings.

Table 11.

Short-Term Borrowings

At September 30, 2004

(Dollars in thousands)

Advance Date	Original Term of Advance	Date Amount Due	Interest Rate	Outstanding
Dec-03	12 months	Dec-04	1.87%	$5,000
Jan-04	12 months	Jan-05	1.56%	5,000
Jan-04	18 months	Jul-05	1.83%	5,000
Mar-03	24 months	Mar-05	1.82%	1,000
Jul-04	12 months	Jul-05	2.15%	22,000
Total short-term borrowings and weigthed average rate			1.98%	$38,000

All other borrowed funds				121,353
Total other borrowed funds				$159,353

In July 2004, the Company, through a wholly-owned subsidiary, issued $20.0 million of floating rate junior subordinated deferrable interest debentures that are due in 2034 and pay a contractual interest rate of LIBOR (London Interbank Offering Rate) plus 2.40%, which adjusts quarterly. We can redeem these debentures at a premium within five years of issuance and at par thereafter. We invested the proceeds from the issuance of these debentures in the form of a capital contribution to the Bank. For regulatory purposes, the debentures qualify as Tier I capital of the Bank and the Company. Interest expense on these debentures for the three months ended

September 30, 2004 was $153,000.  Additional information on these debentures can be found in Note 1 to the Notes to Consolidated Financial Statements above.

At September 30, 2004, we had a warehouse financing liability of $88.8 million.  This credit facility is related to GMM and is used to fund the loans in process of being sold.  GMM has credit facilities with the Bank, and also has two third party facilities totaling $310 million.  Additional information on the credit facilities available to GMM are included in Note 4 to the Notes to Consolidated Financial Statements above.

Shareholders’ equity at September 30, 2004 was $94.5 million, an increase of $9.1 million, or 10.6%, compared to $85.4 million at December 31, 2003. The increase of $9.1 million from the prior year is primarily the result of the underwriters’ exercise in January 2004 of their over allotment option from the secondary offering in December 2003.  The over-allotment exercise resulted in the issuance of an additional 945,000 shares of the Company’s common stock and the receipt of $6.3 million in additional cash.  Net income of $2.6 million for the year to date through September 30, 2004 also added to the increase in shareholders’ equity for the period.  Book value per common share at September 30, 2004 was $5.12, compared to $4.80 at December 31, 2003.

Business Segment Operations

We provide banking and non-banking financial services and products through our subsidiaries.  Prior to July 7, 2004, management operated and reported on the results of our operations through two business segments, commercial banking and investment services.  With the completion of our acquisition of GMM during the third quarter of 2004, we now operate in a third business segment, mortgage banking.

Commercial Banking

The commercial banking segment provides a wide range of banking services to small businesses and individuals through multiple delivery channels.  Services offered include commercial and consumer lending, deposit products and banking via the Internet or telephone.

For each of the three months ended September 30, 2004 and 2003, the commercial banking segment recorded net income of $1.1 million.  For the nine months ended September 30, 2004 and 2003, the commercial banking segment recorded net income of $2.9 million and $2.8 million, respectively.  Slight increases in earnings for the three and nine months ended September 30, 2004 compared to the same three and nine month periods of 2003 is a result of decreased gains on sales of investment securities available-for-sale.  At September 30, 2004, total assets were $1.1 billion, loans receivable, net of deferred fees and costs, were $439.0 million and total deposits were $819.9 million.  At September 30, 2003, total assets were $560.4 million, loans receivable, net of deferred fees and costs, were $290.8 million and total deposits were $459.2 million.

Mortgage Banking

The operations of the mortgage banking segment is conducted through George Mason Mortgage, LLC, a wholly owned subsidiary of the Bank.  GMM engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.  GMM’s operating results are included in our third quarter 2004 financial results from the date of the acquisition on July 7, 2004.  Since its acquisition, the mortgage banking segment reported net income of $465,000.  At September 30, 2004, total assets were $357.3 million, loans held for sale, which are recorded at the lower of cost or market determined on an aggregate basis, were $346.7 million and warehouse financing was $88.8 million.

Investment Services

The investment services segment provides investment and financial services through an affiliation with a third party broker-dealer.

For the three months ended September 30, 2004 and 2003, the investment services segment recorded a net loss of $24,000 and $33,000, respectively.  For the nine months ended September 30, 2004 and 2003, the investment services segment recorded a net loss of $81,000 and $75,000, respectively.  The increase in the net loss for the nine months ended September 30, 2004, compared to the same period of 2003, is due to the management reorganization this segment has experienced over the past twelve months.  At of September 30, 2004, total assets were $677,000 and total assets under management were $161.6 million.  At September 30, 2003, total assets were $229,000 and total assets under management were $121.1 million.  Assets under management from this business segment have increased for the nine months ended September 30, 2004 compared to the same period of 2003 as a result of increased transaction activity and accumulation of assets under management through new customers to this segment.

Additional information pertaining to our business segments can be found in Note 2 to the Notes to Consolidated Financial Statements.

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

At September 30, 2004, our tier 1 and total (tier 1 and tier 2) risk-based capital ratios were 12.6% and 13.3%, respectively.  At December 31, 2003, our tier 1 and total risk-based capital ratios were 19.7% and 20.7%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions. The decrease in the tier 1 and total risk-based capital ratios is a result of the GMM acquisition. Table 12 provides additional information pertaining to our capital ratios.

Table 12.

Capital Components

At September 30, 2004 and December 31, 2003

(Dollars in thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At September 30, 2004
Total risk based capital to net risk-weighted assets	$103,933	13.27%	$62,658	>	8.00%	$78,322	>	10.00%
Tier I capital to net risk-weighted assets	98,642	12.59%	31,329	>	4.00%	46,993	>	6.00%
Total risk based capital to average total assets	103,933	8.36%	47,179	>	4.00%	58,973	>	5.00%

At December 31, 2003
Total risk based capital to net risk-weighted assets	$90,239	20.66%	$34,951	>	8.00%	$43,688	>	10.00%
Tier I capital to net risk-weighted assets	85,896	19.66%	17,475	>	4.00%	26,213	>	6.00%
Total risk based capital to average total assets	90,239	15.45%	23,365	>	4.00%	29,206	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities.  These contractual obligations will be funded through operating revenues and liquidity sources held or available to us.  The required payments under such obligations are detailed in Table 13.  In addition, the Company, in the normal course of business, is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  At September 30, 2004, commitments to extend credit were $161.4 million and standby letters of credit were $4.8 million.

Table 13.

Contractual Obligations

At September 30, 2004

(Dollars in thousands)

		Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Certificates of deposit of $100,000 or more	$183,833	$54,392	$17,934	$111,053	$454

Brokered certificates of deposit	131,636	104,766	26,870	—	—

Advances from the Federal Home Loan Bank of Atlanta	102,083	40,500	11,750	29,833	20,000

Trust preferred securities	20,000	—	—	—	20,000

Operating lease obligations	16,553	3,752	3,815	7,303	1,683

Total	$454,105	$203,410	$60,369	$148,189	$42,137

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers and to fund loans, investment securities, and other assets.  Stable core deposits and a strong capital position are the primary components of a solid foundation for our liquidity position.  In addition, the availability of regional and national wholesale funding sources including federal funds purchased, negotiable certificates of deposit, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank enhances our liquidity.  Cash flows from operations, such as loan payments and payoffs, are also a significant source of liquidity.  We have a contingency plan that provides for continued monitoring of liquidity needs and available sources of liquidity.  We believe we have the ability to meet anticipated liquidity needs.  Liquid assets, which include cash and due from banks, federal funds sold and unpledged investment securities available-for-sale totaled $157.8 million, or 13.4% of total assets, at September 30, 2004.  We had investment securities that are classified as held-to-maturity of $148.0 million at September 30, 2004.  We also had $118.5 million of our total investment securities portfolio available as collateral for additional Federal Home Loan Bank borrowings.  Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

The data in Table 14 reflects the repricing or expected maturities of various assets and liabilities at September 30, 2004.  This “gap” analysis represents the difference between interest sensitive assets and liabilities in a specific time interval.  The interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.  Additional information on interest rate risk can be found in Item 3 to this Form 10-Q.

Table 14.

Interest Rate Sensitivity Gap Analysis

At September 30, 2004

(Dollars in thousands)

	Immediate Repricing	2-90 Days	91-180 Days	181-365 Days	1-3 Years	Over 3 Years	TOTAL
Assets
Total investment securities and other investments	$—	$16,895	$12,115	$28,792	$112,732	$144,278	$314,812
Federal funds sold	25,580	—	—	—	—	—	25,580
Loans held for sale	346,692	—	—	—	—	—	346,692
Loans receivable
Commercial	32,342	738	843	964	6,896	10,439	52,222
Real estate - commercial	41,637	265	665	506	7,536	147,183	197,792
Real estate - construction	39,157	6,718	7,277	7,643	2,028	2,024	64,847
Real estate - residential	3,377	7,770	1,482	812	5,207	42,213	60,861
Home equity lines	50,342	2,119	3,139	607	—	—	56,207
Consumer	2,931	7	19	132	370	3,800	7,259
Total loans receivable	169,786	17,617	13,425	10,664	22,037	205,659	439,188
Total earning assets	542,058	34,512	25,540	39,456	134,769	349,937	1,126,272
Cumulative rate sensitive assets	$542,058	$576,570	$602,110	$641,566	$776,335	$1,126,272

Liabilities
Deposits
Noninterest-bearing demand	$101,934	$—	$—	$—	$—	$—	$101,934
Interest-bearing transaction accounts	194,608	—	—	—	—	—	194,608
Certificates of deposit - fixed	—	57,077	58,232	57,449	52,907	34,578	260,243
Certificates of deposit - no penalty	—	19,362	4,008	52,485	24,081	163,213	263,149
Total deposits	296,542	76,439	62,240	109,934	76,988	197,791	819,934
Other borrowed funds & warehouse financing	125,497	5,625	6,625	28,250	24,500	57,702	248,199
Total deposits & other borrowed funds	422,039	82,064	68,865	138,184	101,488	255,493	1,068,133
Cumulative rate sensitive liabilities	$422,039	$504,103	$572,968	$711,152	$812,640	$1,068,133

Gap	$120,019	$(47,552)	$(43,325)	$(98,728)	$33,281	$94,444
Cumulative gap	120,019	72,467	29,142	(69,586)	(36,305)	58,139
Gap/ total assets	10.19%	-4.04%	-3.68%	-8.38%	2.82%	8.02%
Cumulative gap/ total assets	10.19%	6.15%	2.47%	-5.91%	-3.08%	4.93%
Rate sensitive assets/ rate sensitive liabilities	1.28	0.42	0.37	0.29	1.33	1.37
Cumulative rate sensitive assets/ cumulative rate sensitive liabilities	1.28	1.14	1.05	0.90	0.96	1.05

Caution About Forward-Looking Statements

We make forward-looking statements in this Form 10-Q that are subject to risks and uncertainties.  These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements.

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

•                  our ability to successfully integrate GMM into the organization and the impact of increased economic activity and interest rates on GMM’s performance in future periods;

•                  the availability of warehouse credit facilities to fund GMM’s loan originations and the terms of such credit facilities in fluctuating or rising rate environments may adversely affect our earnings or ability to borrow;

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

We can reprice our interest checking, savings, and money market accounts at any time.  We carefully analyze the impact of any decrease in interest rates on our deposits, as we may experience a runoff in deposit balances as a result of such changes in interest rates.  We continue to analyze the activity in our deposit portfolio and make changes in our gap assumptions as the activity dictates. See Table 14 from our management’s discussion and analysis, which reflects the repricing or expected maturities of various assets and liabilities at September 30, 2004.  This “gap” analysis represents the difference between interest sensitive assets and liabilities in a specific time interval.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) None.

(b) Not applicable.

(c) Not applicable.

(d) None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: November 22, 2004	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2004	/s/ Carl E. Dodson
Carl E. Dodson
Executive Vice President and Chief Operating Officer
(Principal Financial Officer)

Date: November 22, 2004	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)