Form 10-Q/A
period 2004-09-30
CARDINAL FINANCIAL CORP
filed 2005-02-03
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

18,444,739 shares of common stock, par value $1.00 per share,

outstanding as of October 31, 2004

EXPLANATORY NOTE

This Amendment No. 1 reflects the following:

1.               The correction of the fair value measurement of mortgage loans held for sale by George Mason Mortgage, LLC (“GMM”) as of July 7, 2004, the date that the Company acquired GMM.  These mortgage loans were sold at a gain prior to September 30, 2004.  This correction results in a $740,000 decrease in recorded goodwill and a corresponding decrease in gains previously recognized from the sale of held for sale loans from July 7, 2004 to September 30, 2004.

2.               The correction of the fair value measurement of the construction to permanent loans held for sale at GMM.  This adjustment results in a $235,000 increase to loans held for sale and a corresponding decrease to goodwill.  In addition, adjustments were recorded, unrelated to purchase accounting, to correctly state unearned fees and costs recorded post acquisition which resulted in a decrease of $138,000 to loan service charges, a decrease of $86,000 to salaries and benefits expense and a decrease to loans held for sale of $52,000.

3.               The correction of the fair value measurement of the pipeline of mortgage loan commitments of GMM that were unfunded as of the purchase date.  During the period from July 7, 2004 to September 30, 2004, substantially all of these loan commitments were converted to loans held for sale and subsequently sold at a gain.  This correction results in a $455,000 decrease in recorded goodwill, a $421,000 decrease in gains on the sale of loans held for sale from July 7, 2004 to September 30, 2004, and an increase of $34,000 in loans held for sale.

4.               The correction of a liability and associated salary and benefits expense related to the Company’s Supplemental Employee Retirement Plan established as of the acquisition date of GMM.  This correction results in a $235,000 increase to liabilities and a corresponding increase to salaries and benefits expense.

5.               The reversal of GMM loss reserves that were recorded on loans held for sale and other fair value adjustments.  This adjustment results in a decrease of $397,000 to goodwill, a decrease of $122,000 to the allowance for loan losses, and a decrease of $275,000 to other liabilities.

6.               The correction of an accrual of management fee income at GMM to reflect actual quarter to date September 30, 2004 income.  This adjustment results in a $128,000 increase in non-interest income, an increase of $258,000 to other assets, and a decrease of $130,000 to goodwill.

7.               The correction of the September 30, 2004 measurement of the fair values of derivative instruments and other accounts associated with the Company’s economic hedging of interest rate risk related to loan commitments and loans held for sale.  These adjustments result in a decrease of $17,000 to the derivative asset, an increase of $546,000 to the derivative liability and an increase of $563,000 to loans held for sale.  The $563,000 adjustment to loans held for sale includes an increase of $586,000 in the basis of the loans as of September 30, 2004 for the value of the loan commitments transferred to the loan balance upon funding of the loan, and a lower of cost or market adjustment of $24,000 as of September 30, 2004.  These corrections relate to loan commitments and loans held for sale originated after the date of the acquisition.

These corrections affect, among other captions, net income before income taxes, the provision for income taxes, the resulting net income after tax to common shareholders and the basic and diluted earnings per share calculations.  Beginning and ending cash and cash equivalents for all reporting periods are unchanged.

This report on Form 10-Q/A for the period ended September 30, 2004 reflects corrections and restatements of the following unaudited financial statements:  (a) Consolidated Statements of Condition at September 30, 2004 (Unaudited); (b) Consolidated Statements of Income (Unaudited) for the Three and Nine Months ended September 30, 2004; (c) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months ended September 30, 2004; (d) Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the Nine Months ended September 30, 2004; and (e) Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2004.  For a more detailed description of the corrections and restatements, see Note 3 – “Restatement of Consolidated Financial Statements” to the accompanying Notes to the Consolidated Financial Statements and “Restatement of Consolidated Financial Statements” in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report on Form 10-Q/A.  This report on Form 10-Q/A also restates certain financial information for the applicable periods set forth in Item 2 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and amends Item 4 -  “Controls and Procedures.”  Other items in this report of Form 10-Q/A are not affected by the corrections and restatements and appear unchanged from our original Form 10-Q for the period ended September 30, 2004.  The issued financial statements contained in the Company’s original Form 10-Q for the period ended September 30, 2004, as filed on November 22, 2004, should not be relied upon.

CARDINAL FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

At September 30, 2004 and December 31, 2003

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
	As Restated
Assets

Cash and due from banks	$13,726	$9,555
Federal funds sold	25,580	3,528

Total cash and cash equivalents	39,306	13,083

Investment securities available-for-sale	159,981	130,762
Investment securities held-to-maturity	148,034	142,852

Total investment securities	308,015	273,614

Other investments	6,797	3,517
Loans held for sale at lower of cost or market, net	347,471	—

Loans receivable, net of deferred fees and costs	438,957	336,002
Allowance for loan losses	(5,168)	(4,344)

Loans receivable, net	433,789	331,658

Premises and equipment, net	14,917	6,707
Deferred tax asset	4,636	4,473
Goodwill	14,725	22
Accrued interest receivable and other assets	7,659	3,174

Total assets	$1,177,315	$636,248

Liabilities and Shareholders’ Equity

Deposits	$819,934	$474,129
Other borrowed funds	159,353	74,457
Mortgage funding checks	76,250	—
Warehouse financing	12,596	—
Escrow liabilities	3,519	—
Accrued interest payable and other liabilities	12,066	2,250

Total liabilities	1,083,718	550,836

Preferred stock, $1 par value, 10,000,000 shares authorized; Series A preferred stock, cumulative convertible, 0 and 1,364,062 shares outstanding in 2004 and 2003, respectively	—	1,364
Common stock, $1 par value, 50,000,000 shares authorized; 18,441,155 and 16,377,337 shares outstanding in 2004 and 2003, respectively	18,441	16,377
Additional paid-in capital	92,792	86,790
Accumulated deficit	(16,877)	(18,614)
Accumulated other comprehensive loss	(759)	(505)

Total shareholders’ equity	93,597	85,412

Total liabilities and shareholders’ equity	$1,177,315	$636,248

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and nine months ended September 30, 2004 and 2003

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	As Restated		As Restated
Interest income:
Loans receivable	$5,826	$4,166	$15,425	$12,298
Loan held for sale	3,268	—	3,268	—
Federal funds sold	49	17	96	98
Investment securities available-for-sale	1,536	754	4,360	4,047
Investment securities held-to-maturity	1,432	1,207	4,260	1,207
Other investments	78	35	162	90

Total interest income	12,189	6,179	27,571	17,740

Interest expense:
Deposits	3,668	2,062	8,448	6,528
Other borrowed funds	1,116	279	1,887	470
Warehouse financing	211	—	211	—

Total interest expense	4,995	2,341	10,546	6,998

Net interest income	7,194	3,838	17,025	10,742

Provision for loan losses	529	356	918	602

Net interest income after provision for loan losses	6,665	3,482	16,107	10,140

Non-interest income:
Service charges on deposit accounts	296	238	798	684
Loan service charges	129	74	414	342
Investment fee income	150	184	498	473
Net gain on sales of loans	1,398	175	1,460	259
Net realized gain on investment securities available-for-sale	3	291	245	1,201
Management fee income	802	—	802	—
Other non-interest income	6	9	9	35

Total non-interest income	2,784	971	4,226	2,994

Non-interest expense:
Salary and benefits	4,802	1,678	8,904	4,869
Occupancy	932	317	1,893	1,093
Professional fees	578	221	922	872
Depreciation	583	276	1,215	731
Data processing	255	216	647	671
Telecommunications	197	99	405	294
Other operating expenses	1,546	877	3,760	2,676

Total non-interest expense	8,893	3,684	17,746	11,206

Net income before income taxes	556	769	2,587	1,928

Provision for income taxes	172	—	850	—

Net income	$384	$769	$1,737	$1,928

Dividends to preferred shareholders	—	124	—	371

Net income to common shareholders	$384	$645	$1,737	$1,557

Earnings per common share - basic	$0.02	$0.06	$0.10	$0.15

Earnings per common share - diluted	$0.02	$0.06	$0.09	$0.15

Weighted-average common shares outstanding - basic	18,439,021	10,072,262	18,101,639	10,058,202

Weighted-average common shares outstanding - diluted	18,697,179	10,344,977	18,361,013	10,249,184

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and nine months ended September 30, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	As Restated		As Restated

Net income	$384	$769	$1,737	$1,928
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax	2,537	(2,169)	(93)	(2,079)
Less: reclassification adjustment for gains included in net income, net of tax	2	291	161	1,201

Comprehensive income (loss)	$2,919	$(1,691)	$1,483	$(1,352)

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2004 and 2003

(In thousands)

(Unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2002	1,365	$1,365	10,044	$10,044	$51,231	$(24,273)	$2,345	$40,712

Stock options exercised	—	—	32	32	110	—	—	142

Dividends on preferred stock	—	—	—	—	—	(371)	—	(371)

Preferred stock converted to common stock	(1)	(1)	1	1	—	—	—	—

Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	—	(3,280)	(3,280)

Net income	—	—	—	—	—	1,928	—	1,928
Balance, September 30, 2003	1,364	$1,364	10,077	$10,077	$51,341	$(22,716)	$(935)	$39,131
Balance, December 31, 2003	1,364	$1,364	16,377	$16,377	$86,790	$(18,614)	$(505)	$85,412

Stock options exercised	—	—	93	93	306	—	—	399

Public offering shares issued	—	—	945	945	5,358	—	—	6,303

Preferred stock converted to common stock	(1,364)	(1,364)	1,026	1,026	338	—	—	—

Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	—	(254)	(254)

Net income, as restated	—	—	—	—	—	1,737	—	1,737
Balance, September 30, 2004, as restated	—	$—	18,441	$18,441	$92,792	$(16,877)	$(759)	$93,597

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003
	As Restated
Cash flows from operating activities:
Net income	$1,737	$1,928
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,215	731
Amortization of premiums and discounts	1,557	1,719
Provision for loan losses	918	602
Loans held for sale originated and acquired	(1,247,010)	(30,318)
Proceeds from the sale of loans held for sale	900,999	29,792
Gain on sale of loans held for sale	(1,460)	(259)
Gain on sale of investment securities available-for-sale	(245)	(1,201)
(Increase) decrease in accrued interest receivable, other assets, goodwill and deferred tax asset	(19,351)	3,235
Decrease in accrued interest payable, escrow liabilities and other liabilities	(13,335)	(17,879)

Net cash used in operating activities	(374,975)	(11,650)

Cash flows from investing activities:
Purchase of premises and equipment	(9,425)	(829)
Proceeds from sale, maturity and call of investment securities available-for-sale	23,719	88,535
Proceeds from maturity and call of investment securities held-to-maturity	5,490	—
Proceeds from sale of other investments	7,442	350
Purchase of investment securities available-for-sale	(78,959)	(222,938)
Purchase of investment securities held-to-maturity	(30,514)	—
Purchase of other investments	(10,098)	(2,483)
Redemptions of investment securities available-for-sale	22,817	51,204
Redemptions of investment securities held-to-maturity	21,089	—
Net cash acquired in acquisition	27,599	—
Net increase in loans receivable	(103,592)	(41,736)

Net cash used in investing activities	(124,432)	(127,897)

Cash flows from financing activities:
Net increase in deposits	345,805	35,732
Net increase in other borrowed funds	27,152	27,170
Net increase in warehouse financing and mortgage check fundings	88,846	—
Proceeds from FHLB advances - long term	45,000	34,000
Repayments of FHLB advances - long term	(7,875)	(417)
Proceeds from public offering	6,303	—
Proceeds from trust preferred issuance	20,000	—
Stock options exercised	399	142
Dividends on preferred stock	—	(371)

Net cash provided by financing activities	525,630	96,256

Net increase (decrease) in cash and cash equivalents	26,223	(43,291)

Cash and cash equivalents at beginning of the period	13,083	63,371

Cash and cash equivalents at end of the period	$39,306	$20,080

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,622	$6,924
Cash paid for income taxes	80	—

Supplemental schedule of noncash investing and financing activities:
The Company acquired all of the issued and outstanding membership interests of George Mason Mortgage, LLC for $17.0 million. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$356,562
Goodwill	14,703
Cash paid	(17,000)
Fair value of liabilities assumed	$354,265

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

As Restated

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the ”Company” or “Cardinal”) was incorporated on November 24, 1997 under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of investment in its wholly owned subsidiaries.  The Company opened Cardinal Bank, N.A. (the “Bank”) in 1998 and Cardinal Wealth Services, Inc., an investment services subsidiary, in 1999.  In 1999, the Company opened two additional banking subsidiaries and, in late 2000, completed an acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank (“Heritage”).  These banking subsidiaries were consolidated into the Bank as of March 1, 2002.  On April 15, 2004, the Company received approval from the Federal Reserve Bank of Richmond to be a financial holding company.  In December 2004, Cardinal Bank, N.A. converted to a state chartered institution and changed its name to Cardinal Bank.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (the “2003 Form 10-KSB”).

Note 2

Summary of Significant Accounting Policies

The following accounting policies have been updated as a result of the acquisition of George Mason Mortgage, LLC (“GMM”).  For a complete list of the Company’s significant accounting polices, see the Notes to the Consolidated Financial Statements that are presented in the 2003 Form 10-KSB.

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

(b) Gain on sale of loans

Gains or losses on the sale of loans are recognized at the date of settlement and are based on the difference between the selling price and the carrying value of the related loans sold.  Fees and direct costs originally deferred associated with the origination of the loans held for sale are recognized as an adjustment to the gain on sale when the loans are sold.

(c) Management fee income

Management fee income represents income earned for the management and operational support provided by GMM to other mortgage banking companies (the “managed companies”).  The relationship of GMM to these managed companies is solely as a mortgage banking advisor.  There are no fiduciary or other special relationships with regard to each of the managed companies.  Fees earned by GMM are accrued monthly based on individual contractual arrangements with each of the managed companies.

(d) Derivatives and hedging activities

The Company accounts for its derivatives and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

In the normal course of business, the Company enters into contractual commitments, including loan commitments and rate lock commitments to extend credit to finance residential mortgages.  These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the time frame established by the Company.  Interest rate risk arises on these commitments and subsequently closed loans if interest rates move between the time of the interest rate lock and the delivery of the loan to the investor.  Loan commitments related to mortgage loans that are intended to be sold are considered derivatives in accordance with the guidance of SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Accordingly, the fair value of these derivatives at the end of the reporting period has been determined through an analysis of changes in market interest rates from the interest rate lock date and the loan closing date.

To mitigate the effect of the interest rate risk inherent in providing loan commitments, the Company economically hedges its commitments by entering into best efforts delivery forward loan sale contracts.  These forward contracts are marked to market through earnings and are not designated as accounting hedges under SFAS No. 133.  The change in the fair value of loan commitments and the change in the fair value of forward sales contracts generally move in opposite directions and, accordingly, the impact of changes in these valuations on net income during the loan commitment period is generally inconsequential.

Although the forward loan sale contracts also serve as an economic hedge of loans held for sale, forward contracts have not been designated as accounting hedges under

SFAS No. 133 and, accordingly, loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities.

(e) Business combinations

The acquisition of GMM was accounted for as a purchase as required by SFAS No. 141 Business Combinations.  The purchase accounting method requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  The difference between the fair values and the purchase price is recorded as goodwill.  In addition, SFAS No. 141 requires that identified intangible assets acquired in a business combination must be separately valued and recognized on the balance sheet if they meet certain requirements.  As of September 30, 2004, the Company had not identified any intangible assets related to its acquisition of GMM, but began the process of evaluating potential identifiable intangibles.

(f) Reclassifications

Certain amounts for the 2003 periods have been reclassified to conform to the presentation for the 2004 periods.  In addition, we have reclassified $244,000 of salaries and benefits expense to gain on loan sales from the Form 10-Q as originally filed to the Form 10-Q/A as these were direct origination costs initially deferred until the loans were sold.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
	As Restated		As Restated
Net income to common shareholders	$384	$645	$1,737	$1,557
Deduct: Total stock-based employee compensation expense determined under fair value- based method for all awards	(753)	(106)	(1,428)	(434)
Pro forma net income (loss)	$(369)	$539	$309	$1,123

Earnings (loss) per common share:
Basic - as reported	$0.02	$0.06	$0.10	$0.15
Basic - pro forma	(0.02)	0.05	0.02	0.11
Diluted - as reported	0.02	0.06	0.09	0.15
Diluted - pro forma	(0.02)	0.05	0.02	0.11

The weighted average per share fair values of grants made for the three months ended September 30, 2004 and 2003 were $3.30 and $2.80, respectively.  The weighted average per share values of grants made for the nine months ended September 30, 2004 and 2003 were $3.08 and $2.12, respectively.  The fair values of the options granted were estimated as of grant date using the Black - Scholes option - pricing model based on the following weighted average assumptions:

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

Note 3

Restatement of Consolidated Financial Statements

The unaudited Consolidated Statement of Condition at September 30, 2004, the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2004, the unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2004, the unaudited Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2004 and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 have been restated to correct certain errors.  The effect of this restatement on net income to common shareholders for both the three and nine months ended September 30, 2004 was a decrease of $871,000.  Additionally, basic and diluted earnings per share for the three months ended September 30, 2004 were corrected to $0.02 from $0.07.  Basic earnings per share was corrected to $0.10 from $0.14 for the nine months ended September 30, 2004.  Diluted earnings per share was corrected to $0.09 from $0.14 for the nine months ended September 30, 2004.  The following is a summary of the principal reasons for the correction and adjustments:

1.               The correction of the fair value measurement of mortgage loans held for sale by George Mason Mortgage, LLC (“GMM”) as of July 7, 2004, the date that the Company acquired GMM.  These mortgage loans were sold at a gain prior to September 30, 2004.  This correction results in a $740,000 decrease in recorded goodwill and a corresponding decrease in gains previously recognized from the sale of held for sale loans from July 7, 2004 to September 30, 2004.

2.               The correction of the fair value measurement of the construction to permanent loans held for sale at GMM.  This adjustment results in a $235,000 increase to loans held for sale and a corresponding decrease to goodwill.  In addition, adjustments were recorded, unrelated to purchase accounting, to correctly state unearned fees and costs recorded post acquisition which resulted in a decrease of $138,000 to loan service charges, a decrease of $86,000 to salaries and benefits expense and a decrease to loans held for sale of $52,000.

3.               The correction of the fair value measurement of the pipeline of mortgage loan commitments of GMM that were unfunded as of the purchase date.  During the period from July 7, 2004 to September 30, 2004, substantially all of these loan commitments were converted to loans held for sale and subsequently sold at a gain.  This correction results in a $455,000 decrease in recorded goodwill, a $421,000 decrease in gains on the sale of loans held for sale from July 7, 2004 to September 30, 2004, and an increase of $34,000 in loans held for sale.

4.               The correction of a liability and associated salary and benefits expense related to the Company’s Supplemental Employee Retirement Plan established as of the acquisition date of GMM.  This correction results in a $235,000 increase to liabilities and a corresponding increase to salaries and benefits expense.

5.               The reversal of GMM loss reserves that were recorded on loans held for sale and other fair value adjustments.  This adjustment results in a decrease of $397,000 to goodwill, a decrease of $122,000 to the allowance for loan losses, and a decrease of $275,000 to other liabilities.

6.               The correction of an accrual of management fee income at GMM to reflect actual quarter to date September 30, 2004 income.  This adjustment results in a $128,000 increase in non-interest income, an increase of $258,000 to other assets, and a decrease of $130,000 to goodwill.

7.               The correction of the September 30, 2004 measurement of the fair values of derivative instruments and other accounts associated with the Company’s economic hedging of interest rate risk related to loan commitments and loans held for sale.  These adjustments result in a decrease of $17,000 to the derivative asset, an increase of $546,000 to the derivative liability and an increase of $563,000 to loans held for sale.  The $563,000 adjustment to loans held for sale includes an increase of $586,000 in the basis of the loans as of September 30, 2004 for the value of the loan commitments transferred to the loan balance upon funding of the loan, and a lower of cost or market adjustment of $24,000 as of September 30, 2004.  These corrections relate to loan commitments and loans held for sale originated after the date of the acquisition.

A summary of the impact of the restatement on net income to common shareholders follows:

	September 30, 2004
(Dollars in thousands)	For the Three Months Ended	For the Nine Months Ended
Net income to common shareholders, as previously reported	$1,255	$2,608
Restatement for fair value adjustment on loans held for sale	(740)	(740)
Restatement for fair value adjustment on unfunded commitments	(421)	(421)
Accrual of September 30, 2004 management fee income receivable	128	128
Accrual of Supplemental Employee Retirement Plan expense	(235)	(235)
Restatement for fair value of construction loans held for sale	(52)	(52)
Adjustment to provision for income taxes	449	449
Net income to common shareholders, as restated	$384	$1,737

The following Notes have been amended in connection with the restatement:  Note 2 - “Summary of Significant Accounting Policies,” Note 4 – “Acquisition,” Note 6 - “Segment Information,” and Note 7 - “Earnings Per Common Share.”

The following table presents the captions from the Consolidated Statements of Condition at September 30, 2004 that were affected by the corrections:

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2004

(Dollars in thousands)

	September 30, 2004	September 30, 2004
	As Restated	As Previously Reported
Loans held for sale at lower of cost or market, net	$347,471	$346,692
Allowance for loan losses	(5,168)	(5,291)
Loans receivable, net	433,789	433,666
Goodwill	14,725	16,682
Accrued interest receivable and other assets	7,659	7,418
Total assets	1,177,315	1,178,129
Accrued interest payable and other liabilities	12,066	12,009
Total liabilities	1,083,718	1,083,661
Accumulated deficit	(16,877)	(16,006)
Total shareholders’ equity	93,597	94,468
Total liabilities and shareholders’ equity	1,177,315	1,178,129

The following table presents the captions from the Consolidated Statements of Income for the three and nine months ended September 30, 2004 that were affected by the corrections:

CONSOLIDATED STATEMENTS OF INCOME

Three and nine months ended September 30, 2004

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2004	2004	2004
	As Restated	As Previously Reported	As Restated	As Previously Reported
Non-interest income:

Loan service charges	$129	$267	$414	$552
Net gain on sales of loans	1,398	2,802	1,460	2,864
Management fee income	802	674	802	674
Total non-interest income	2,784	4,198	4,226	5,640

Non-interest expense:
Salary and benefits	4,802	4,896	8,904	8,998
Total non-interest expense	8,893	8,987	17,746	17,840
Net income before income taxes	556	1,876	2,587	3,907
Provision for income taxes	172	621	850	1,299
Net income	384	1,255	1,737	2,608
Earnings per common share - basic	$0.02	$0.07	$0.10	$0.14
Earnings per common share - diluted	$0.02	$0.07	$0.09	$0.14

The following table presents the captions from the Consolidated Statements of Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2004 that were affected by the corrections:

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and nine months ended September 30, 2004 and 2003

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2004	2004	2004
	As Restated	As Previously Reported	As Restated	As Previously Reported
Net income	$384	$1,255	$1,737	$2,608
Comprehensive income	2,919	3,790	1,483	2,354

The following table presents the captions from the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2004 that were affected by the corrections:

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2004 and 2003

(In thousands)

	As Restated	As Previously Reported

Accumulated deficit	$(16,877)	$(16,006)

Total shareholders’ equity	93,597	94,468

The following table presents the captions of the Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 that were affected by the corrections:

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004

	As Restated	As Previously Reported

Cash flows from operating activities	$(374,975)	$(374,984)

Cash flows from investing activities	(124,432)	(150,003)

Supplemental schedule of noncash investing and financing activities:

The Company acquired all of the issued and outstanding membership interests of George Mason Mortgage, LLC for $17.0 million. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$356,562	$372,725
Goodwill	14,703	16,682
Cash paid	(17,000)	(17,000)
Downstream of capital to GMM	—	(8,000)
Fair value of liabilities assumed	$354,265	$364,407

Note 4

Acquisition

Effective July 7, 2004, the Bank completed its acquisition of GMM from United Bank – Virginia, a wholly owned subsidiary of United Bankshares, Inc.  GMM was acquired in a cash transaction for $17.0 million and is operating as a subsidiary of the Bank.  This transaction was accounted for as a purchase and GMM’s assets and liabilities were recorded at fair value as of the purchase date.  GMM’s operating results are included in the consolidated results since the date of the acquisition.  This transaction resulted in the recognition of $14.7 million of goodwill, as restated.  GMM’s primary sources of revenue include net interest income earned on loans held for sale, gain on the sale of loans and management fees earned.  Loans are made pursuant to purchase commitments and are sold servicing released.  The Bank purchased GMM primarily to diversify its sources of income and increase non-interest income and to provide for increased residential loans for its portfolio.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as if GMM had been acquired on January 1, 2003.

	Three Months Ended September 30, 2004	Nine Months Ended
(Dollars in thousands)		September 30, 2004	September 30, 2003

Net interest income	$7,308	$21,146	$17,422

Non-interest income	4,605	23,157	31,277

Provision for loan losses	529	918	602

Non-interest expense	9,415	35,698	34,935

Net income before income taxes	1,969	7,687	13,162

Provision for income taxes	652	2,365	5,091

Net income	$1,317	$5,322	$8,071

Earnings per common share - basic	$0.07	$0.30	$0.31

Earnings per common share - diluted	0.07	0.29	0.31

Weighted-average common shares outstanding -basic	18,439,021	18,101,639	10,058,202

Weighted-average common shares outstanding -diluted	18,697,179	18,361,013	11,272,231

The purchase price is allocated to identifiable tangible and intangible assets at their fair values. Any portion of the purchase price that cannot be assigned to specifically identifiable tangible and intangible assets acquired less liabilities assumed is recorded as goodwill.

The following table provides a reconciliation of the excess cost of the acquisition to the Company over the fair value of net assets acquired from GMM (in thousands):

Cash paid by the Company	$17,000
Fair value of loans held for sale	(1,204)
Fair value of construction to permanent loans held for sale	(235)
Fair value of unfunded commitments	(455)
Fair value of reserve for loans losses	(397)
Fair value of management fee accrual	(130)
Merger costs	124
Goodwill	$14,703

The total fair value adjustments at July 7, 2004 for loans held for sale resulted in an adjustment of $1.9 million.  Included in the fair value adjustment was a $1.2 million increase in mortgage loans held for sale, $455,000 of fair value attributable to the acquired pipeline and a $235,000 fair value adjustments to construction to permanent loans held for sale.   Also, fair value adjustments of $122,000 related to the removal of an allowance for loan losses recorded on loans held for sale and a $275,000 reduction of the other loss reserves were recorded in other liabilities.  In addition, a fair value adjustment of $130,000 was recorded for management fee income that was earned by GMM prior to the acquisition.

No adjustments were recorded for GMM’s other borrowed funds, as they were determined to be at fair value as all borrowed funds are short term and have variable interest rates tied to the Federal Reserve’s discount rate.  All other assets and liabilities of GMM are current assets and liabilities and were determined to be recorded at their fair values.

Note 5

Trust Preferred Securities

In July 2004, the Company formed a new wholly-owned subsidiary, Cardinal Statutory Trust I (the “Trust”), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”).  These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offering Rate) plus 2.40%, which adjusts quarterly.  These securities are redeemable at a premium through March 2008 and at par thereafter.  The Company has guaranteed payment of these securities.  The $20.6 million payable by the Company to the Trust is included in other borrowed funds in the Consolidated Statements of Condition.  The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity under FIN 46R.  The additional $619,000 that is payable by the Company to the Trust relates to the capital of the Trust.  The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

Note 6

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

Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2004 and 2003, follows:

At and for the Three Months Ended September 30, 2004, as restated:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$5,716	$1,583	$—	$—	$(105)	$7,194
Provision for loan losses	529	—	—	—	—	529
Non-interest income	325	2,304	150	—	5	2,784
Non-interest expense	4,239	4,156	189	—	309	8,893
Provision for income taxes	402	(76)	(15)	—	(155)	172
Net income (loss)	$871	$(193)	$(24)	$—	$(254)	$384

Total Assets	$1,075,460	$356,438	$677	$(370,480)	$115,220	$1,177,315

At and for the Three Months Ended September 30, 2003:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$3,815	$—	$—	$—	$23	$3,838
Provision for loan losses	356	—	—	—	—	356
Non-interest income	787	—	184	—	—	971
Non-interest expense	3,196	—	217	—	271	3,684
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$1,050	$—	$(33)	$—	$(248)	$769

Total Assets	$560,418	$—	$229	$(36,759)	$39,460	$563,348

At and for the Nine Months Ended September 30, 2004:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$15,493	$1,583	$—	$—	$(51)	$17,025
Provision for loan losses	918	—	—	—	—	918
Non-interest income	1,430	2,304	487	—	5	4,226
Non-interest expense	12,017	4,156	613	—	960	17,746
Provision for income taxes	1,313	(76)	(45)	—	(358)	850
Net income (loss)	$2,675	$(193)	$(81)	$—	$(648)	$1,737

Total Assets	$1,075,460	$356,438	$677	$(370,480)	$115,220	$1,177,315

At and for the Nine Months Ended September 30, 2003:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$10,666	$—	$—	$—	$76	$10,742
Provision for loan losses	602	—	—	—	—	602
Non-interest income	2,521	—	473	—	—	2,994
Non-interest expense	9,801	—	548	—	857	11,206
Provision for income taxes	—	—	—	—
Net income (loss)	$2,784	$—	$(75)	$—	$(781)	$1,928

Total Assets	$560,418	$—	$229	$(36,759)	$39,460	$563,348

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

Note 7

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

(Dollars in thousands,	Three Months Ended September 30,		Nine Months Ended September 30,
except share and per share data)	2004	2003	2004	2003
	As Restated		As Restated
Net income	$384	$769	$1,737	$1,928
Dividends to preferred shareholders	—	124	—	371
Net income to common shareholders	$384	$645	$1,737	$1,557
Weighted average common shares - basic	18,439,021	10,072,262	18,101,639	10,058,202
Weighted average common shares - diluted	18,697,179	10,344,977	18,361,013	10,249,184
Earnings per common share - basic	$0.02	$0.06	$0.10	$0.15
Earnings per common share - diluted	$0.02	$0.06	$0.09	$0.15

Note 8

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

In addition to this facility, the same lender has also provided a $100 million facility that is utilized by GMM to warehouse residential mortgage loans pending sale to this lender.  The terms of this facility are substantially the same as the above-referenced revolving credit and security agreement and the cost of this facility is netted against interest earned on the loans pending settlement with the lender.

GMM also has a $60.0 million line of credit with an unaffiliated party, which it uses to warehouse loans pending sale.  This line matures on December 7, 2004 and has an interest rate of LIBOR plus 1.50%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2004, as restated,  and December 31, 2003 and the results of our operations for the three and nine months ended September 30, 2004 and 2003.  This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Restatement of Consolidated Financial Statements

The unaudited Consolidated Statements of Condition at September 30, 2004, the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2004, the unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2004, the unaudited Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2004 and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 have been restated to correct certain errors.  The effect of this restatement on net income to common shareholders for both the three and nine months ended September 30, 2004 was a decrease of $871,000.  Additionally, basic and diluted earnings per share for the three months ended September 30, 2004 were corrected to $0.02 from $0.07.  Basic earnings per share was corrected to $0.10 from $0.14 for the nine months ended September 30, 2004.  Diluted earnings per share was corrected to $0.09 from $0.14 for the nine months ended September 30, 2004.  The following are the principal reasons for the correction and adjustments:

1.               The correction of the fair value measurement of mortgage loans held for sale by George Mason Mortgage, LLC (“GMM”) as of July 7, 2004, the date that the Company acquired GMM.  These mortgage loans were sold at a gain prior to September 30, 2004.  This correction results in a $740,000 decrease in recorded goodwill and a corresponding decrease in gains previously recognized from the sale of held for sale loans from July 7, 2004 to September 30, 2004.

2.               The correction of the fair value measurement of the construction to permanent loans held for sale at GMM.  This adjustment results in a $235,000 increase to loans held for sale and a corresponding decrease to goodwill.  In addition, adjustments were recorded, unrelated to purchase accounting, to correctly state unearned fees and costs recorded post acquisition which resulted in a decrease of $138,000 to loan service charges, a decrease of $86,000 to salaries and benefits expense and a decrease to loans held for sale of $52,000.

3.               The correction of the fair value measurement of the pipeline of mortgage loan commitments of GMM that were unfunded as of the purchase date.  During the period from July 7, 2004 to September 30, 2004, substantially all of these loan commitments were converted to loans held for sale and subsequently sold at a gain.  This correction results in a $455,000 decrease in recorded goodwill, a $421,000 decrease in gains on the sale of loans held for sale from July 7, 2004 to September 30, 2004, and an increase of $34,000 in loans held for sale.

4.               The correction of a liability and associated salary and benefits expense related to the Company’s Supplemental Employee Retirement Plan established as of the acquisition date of GMM.  This correction results in a $235,000 increase to liabilities and a corresponding increase to salaries and benefits expense.

5.               The reversal of GMM loss reserves that were recorded on loans held for sale and other fair value adjustments.  This adjustment results in a decrease of $397,000 to goodwill, a decrease of $122,000 to the allowance for loan losses, and a decrease of $275,000 to other liabilities.

6.               The correction of an accrual of management fee income at GMM to reflect actual quarter to date September 30, 2004 income.  This adjustment results in a $128,000 increase in non-interest income, an increase of $258,000 to other assets, and a decrease of $130,000 to goodwill.

7.               The correction of the September 30, 2004 measurement of the fair values of derivative instruments and other accounts associated with the Company’s economic hedging of interest rate risk related to loan commitments and loans held for sale.  These adjustments result in a decrease of $17,000 to the derivative asset, an increase of $546,000 to the derivative liability and an increase of $563,000 to loans held for sale.  The $563,000 adjustment to loans held for sale includes an increase of $586,000 in the basis of the loans as of September 30, 2004 for the value of the loan commitments transferred to the loan balance upon funding of the loan, and a lower of cost or market adjustment of $24,000 as of September 30, 2004.  These corrections relate to loan commitments and loans held for sale originated after the date of the acquisition.

These corrections affect, among other captions, net income before income taxes, the provision for income taxes, the resulting net income after tax to common shareholders and the basic and diluted earnings per share calculations.  Beginning and ending cash and cash equivalents for all reporting periods are unchanged.

For more information on the corrections and restatements, see Note 3 – “Restatement of Consolidated Financial Statements” to the Notes to the Consolidated Financial Statements.

Overview

Cardinal Financial Corporation, a financial services organization headquartered in Tysons Corner, Virginia, is committed to providing top quality customer service, a diversified product mix and convenient venues for banking to consumers and businesses.  We own Cardinal Bank (the “Bank”), a state chartered community bank, Cardinal Wealth Services, Inc., an investment services subsidiary, George Mason Mortgage, LLC, a mortgage banking subsidiary, and Cardinal Statutory Trust I, the issuer of $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”).  Through these subsidiaries, we offer a wide range of banking products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium-sized businesses as well as commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.  We have an eighteen location retail branch banking network and provide competitive retail products and services.  We complement our core banking operations by offering investment products and services to our customers through our third-party brokerage relationship.

On July 7, 2004, the Company acquired GMM, from United Bank – Virginia, a wholly owned subsidiary of United Bankshares, Inc. in a cash transaction for $17.0 million.  This transaction resulted in the recognition of $14.7 million of goodwill.  This transaction was accounted for as a purchase, and GMM’s assets and liabilities were recorded at fair value as of the purchase date.  GMM’s operating results are included in the consolidated results since the date of the acquisition.  GMM, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through nine branches located throughout the metropolitan Washington region.  GMM has approximately 200 employees and does business in eight states, including Virginia, Maryland and the District of Columbia.  GMM is one of the significant residential mortgage originators in the greater Washington metropolitan area, reporting originations of over $4 billion in 2003 and $2 billion in 2002.  GMM’s primary sources of revenue include net interest income earned on loans pending sale, gain on the sale of loans and management fees earned relating to the management of other entities’ portfolios.  Loans are made pursuant to purchase commitments and are sold servicing released.

In July 2004, the Company formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”).  These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offering Rate) plus 2.40%, which adjusts quarterly.  These securities are redeemable at a premium through March 2008 and at par thereafter.  The Company has guaranteed payment of these securities.  The $20.6 million payable by the Company to Cardinal Statutory Trust I is included in other borrowed funds in the Consolidated Statements of Condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as the Company is not the primary beneficiary of this entity.  The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

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

The accounting policies we view as critical are those relating to our business combination, the determination of the allowance for loan losses, the valuation of deferred tax assets and hedging.

Accounting for Business Combinations

We account for acquisitions of other businesses in accordance with FASB Statement No. 141, Business Combinations.  This statement mandates the use of purchase accounting and, accordingly, assets and liabilities, including previously unrecorded assets and liabilities, are recorded at fair values as of the acquisition date.  We utilize a variety of valuation methods to estimate fair value of acquired assets and liabilities.  These methodologies are often based upon assumptions and estimates which may change at a future date and require that the carrying amount of assets and liabilities acquired be adjusted.  The difference between the fair value of assets acquired less the fair value of liabilities acquired is recorded as goodwill.  Goodwill and any other intangible assets are accounted for in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets.  In accordance with this statement, goodwill will not be amortized but will be tested on at least an annual basis for impairment.

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

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are adequate, it is possible that there may be unidentified losses in the portfolio that may become evident at a future date pursuant to additional analysis or regulatory comment.  Additional provisions for such losses, if necessary, would be recorded in the commercial banking or mortgage banking segment, as appropriate, and would negatively impact earnings.

For purposes of our analysis, we categorize our loans into one of five categories:  commercial and industrial, commercial real estate, home equity lines of credit, residential mortgages and consumer.  Peer group annual loss factors (in the absence of historical results) are applied to all categories and are adjusted by the projected duration of the loans in a particular category and by the qualitative factors mentioned above.  The indicated loss factors resulting from this analysis are applied to each of the loan categories to determine a reserve level for each of the five categories of loans.  In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral values.  Since we have limited historical data on which to base loss factors for classified loans, we apply, in accordance with regulatory guidelines, a 5% loss factor to all special mention loans, a 15% loss factor to all substandard loans and a 50% loss factor to all loans classified as doubtful. Loans classified as loss loans are fully reserved or charged off.

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

Hedging

We account for our derivatives and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

In the normal course of business, we enter into contractual commitments, including loan commitments and rate lock commitments to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the time frame established by us. Interest rate risk arises on these commitments and subsequently closed loans if interest rates move between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to mortgage loans that are intended to be sold are considered derivatives in accordance with the guidance of SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Accordingly, the fair value of these derivatives at the end of the reporting period has been determined through an analysis of changes in market interest rates from the interest rate lock date and loan closing date.

To mitigate the effect of the interest rate risk inherent in providing loan commitments, we economically hedge our commitments by entering into best efforts delivery forward loan sale contracts. These forward contracts are marked to market through earnings and are not designated as accounting hedges under SFAS No. 133. The change in the fair value of loan commitments and the change in the fair value of forward sales contracts generally move in opposite directions and, accordingly, the impact of changes in these valuations on net income during the loan commitment period is generally inconsequential.

Although the forward loan sale contracts also serve as an economic hedge of loans held for sale, forward contracts have not been designated as accounting hedges under SFAS No. 133 and, accordingly, loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities.

New Financial Accounting Standards

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

In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payments: an amendment of FASB Statements 123 and 95.  This statement requires that companies recognize to the income statement the grant-date fair value of stock options and other equity-based compensation.  This statement requires that stock awards be classified as either an equity award or a liability award.  Equity awards are valued as of the grant date using either an observable market price or a valuation methodology.  Liability classified awards are valued at fair value as of each reporting date.  This statement is effective for the Company in the third quarter of 2005.  The Company is currently evaluating the impact this statement will have on its operations.

Statements of Income

Net income to common shareholders for the three months ended September 30, 2004 and 2003 was $384,000 and $645,000, respectively, a decrease of $261,000, or 40.5%.  Net income to common shareholders for the nine months ended September 30, 2004 and 2003 was $1.7 million and $1.6 million, respectively, an increase of $180,000, or 11.6%.  The decrease in net income to common shareholders during the third quarter of 2004 is primarily a result of the completion of our business combination with GMM offset by increased net interest income and non-interest income.  In addition, on March 29, 2004, our preferred stock was converted to common stock in accordance with the preferred stock terms.  As a result of this stock conversion, net income to common shareholders for the three and nine months periods of 2004 did not include preferred stock dividends.  Preferred dividends were $124,000 and $371,000 for the three and nine months ended September 30, 2003, respectively.  Net income for the three and nine months ended September 30, 2004 reflect an income tax provision of $172,000 and $850,000, respectively, compared to no tax provision for the same periods of 2003.  The 2003 results were not subject to an income tax provision because of unrecognized available net operating loss carryforwards.

Basic and diluted earnings per common share were $0.02 and $0.06 for the three months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004 and 2003, basic earnings per common share were $0.10 and $0.15, respectively.  For the nine months ended September 30, 2004 and 2003, diluted earnings per common share were $0.09 and $0.15, respectively.  These results are presented after the effect of dividends paid to preferred shareholders in the 2003 periods.  Weighted average fully diluted common shares outstanding for the three months ended September 30, 2004 and 2003 were 18,697,179 and 10,344,977, respectively.  For the nine months ended September 30, 2004 and 2003, weighted average fully diluted common shares outstanding were 18,361,013 and 10,249,184, respectively.

Return on average assets for the three months ended September 30, 2004 and 2003 was 0.13% and 0.47%, respectively.  Return on average assets for the nine months ended September 30, 2004 and 2003 was 0.27% and 0.41%, respectively.  The decrease in the return on average assets is a direct result of the increased average total assets due to the acquisition of GMM and marking loans held for sale and unfunded loan commitments to market value as of the purchase date.  Return on average equity for the three months ended September 30, 2004 and 2003 was 1.60% and 6.53%, respectively.  Return on average equity for the nine months ended September 30, 2004 and 2003 was 2.48% and 5.18%, respectively.  The decrease in the return on average equity is a result of the increased equity from our common stock offering.

Net interest income represents the difference between interest earned on interest earning assets and the interest paid on deposits and other interest bearing liabilities.  The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.  Net interest income for the three months ended September 30, 2004 and 2003 was $7.2 million and $3.8 million, respectively, a period-to-period increase of $3.4 million, or 87.4%.  Net interest income for the nine months ended September 30, 2004 and 2003 was $17.0 million and $10.7 million, respectively, an increase of $6.3 million, or 58.5%.  The increase in net interest income is a result of the increase in the average volume of investment securities and loans receivable, net of the impact of decreased yields, during 2004, compared with the same period of 2003, and the addition of GMM and their loans held for sale portfolio.  Net interest income recorded by GMM since its acquisition was approximately $1.6 million.

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

Average Balance Sheets and Interest Rates on Interest - Earning Assets and Interest - Bearing Liabilities

Three Months Ended September 30, 2004, 2003 and 2002

(Dollars in thousands)

	2004			2003			2002
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$60,086	$767	5.11%	$45,983	$708	6.16%	$49,780	$893	7.18%
Real estate - commercial	190,371	2,945	6.19%	121,606	2,100	6.91%	94,614	1,887	7.98%
Real estate - construction	58,291	848	5.82%	23,778	310	5.22%	6,675	100	5.96%
Real estate - residential	44,558	653	5.86%	38,448	602	6.27%	19,103	369	7.72%
Home equity lines	55,039	486	3.50%	34,873	289	3.29%	24,268	263	4.30%
Consumer	7,858	127	6.46%	8,465	157	7.36%	11,884	225	7.51%
Total loans	416,203	5,826	5.60%	273,153	4,166	6.10%	206,324	3,737	7.24%

Loans held for sale, net	369,623	3,268	3.54%	—	—	0.00%	—	—	0.00%
Investment securities available-for-sale	165,721	1,536	3.71%	127,609	754	2.36%	127,307	1,471	4.62%
Investment securities held-to-maturity	154,229	1,432	3.71%	121,343	1,207	3.98%	—	—	0.00%
Other investments	8,163	78	3.82%	3,496	35	4.00%	1,199	17	5.67%
Federal funds sold	14,323	49	1.37%	6,915	17	0.98%	62,104	260	1.66%

Total interest-earning assets and interest income	1,128,262	12,189	4.32%	532,516	6,179	4.64%	396,934	5,485	5.53%

Non-interest earning assets:
Cash and due from banks	14,904			8,380			19,861
Premises and equipment, net	14,727			5,045			4,678
Goodwill and intangibles, net	15,129			646			646
Accrued interest and other assets	11,286			2,583			3,500
Allowance for loan losses	(4,864)			(3,650)			(3,049)
Total assets	$1,179,444			$545,520			$422,570

Liabilities and Shareholders’ Equity

Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	148,168	486	1.30%	153,681	538	1.39%	130,110	904	2.76%
Money markets	28,065	42	0.60%	28,765	43	0.59%	32,019	151	1.87%
Statement savings	7,827	16	0.83%	5,741	8	0.53%	4,287	13	1.24%
Certificates of deposit	477,936	3,124	2.61%	179,540	1,473	3.25%	150,658	1,535	4.04%
Total interest - bearing deposits	661,996	3,668	2.22%	367,727	2,062	2.22%	317,074	2,603	3.26%

Other borrowed funds	206,926	1,116	2.16%	63,882	279	1.74%	4,065	40	3.93%
Warehouse financing	108,786	211	0.78%	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities and interest expense	977,708	4,995	2.04%	431,609	2,341	2.15%	321,139	2,643	3.27%

Noninterest-bearing liabilities:
Demand deposits	94,995			72,819			60,161
Other liabilities	10,726			1,596			1,659
Preferred shareholders’ equity	—			6,824			6,825
Common shareholders’ equity	96,015			32,672			32,786
Total liabilities and shareholders’ equity	$1,179,444			$545,520			$422,570

Net interest income and net interest margin (2)		$7,194	2.55%		$3,838	2.88%		$2,842	2.86%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the quarters presented.

(2) We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Rate and Volume Analysis

Three Months Ended September 30, 2004, 2003 and 2002

(Dollars in thousands)

	Three Months Ended September 30, 2004 Compared to 2003			Three Months Ended September 30, 2003 Compared to 2002
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial and industrial	$217	$(158)	$59	$(68)	$(117)	$(185)
Real estate - commercial	1,187	(342)	845	538	(325)	213
Real estate - construction	451	87	538	255	(45)	210
Real estate - residential	97	(46)	51	373	(140)	233
Home equity lines	167	30	197	115	(89)	26
Consumer	(11)	(19)	(30)	(65)	(3)	(68)
Total loans	2,108	(448)	1,660	1,148	(719)	429

Loans held for sale, net	3,268	—	3,268	—	—	—
Investment securities available-for-sale	225	557	782	3	(720)	(717)
Investment securities held-to-maturity	327	(102)	225	1,207	—	1,207
Other investments	47	(4)	43	33	(15)	18
Federal funds sold	18	14	32	(231)	(12)	(243)

Total interest income	5,993	17	6,010	2,160	(1,466)	694

Interest expense:

Interest - bearing deposits:
Interest checking	(20)	(32)	(52)	164	(530)	(366)
Money markets	(1)	0	(1)	(15)	(93)	(108)
Statement savings	3	5	8	5	(10)	(5)
Certificates of deposit	2,435	(784)	1,651	294	(356)	(62)
Total interest - bearing deposits	2,417	(811)	1,606	448	(989)	(541)

Other borrowed funds	621	216	837	593	(354)	239
Warehouse financing	211	—	211	—	—	—

Total interest expense	3,249	(595)	2,654	1,041	(1,343)	(302)

Net interest income (2)	$2,744	$612	$3,356	$1,119	$(123)	$996

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

Rate and Volume Analysis

Nine Months Ended September 30, 2004, 2003 and 2002

(Dollars in thousands)

	Nine Months Ended September 30, 2004 Compared to 2003			Nine Months Ended September 30, 2003 Compared to 2002
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial and industrial	$428	$(466)	$(38)	$(122)	$(310)	$(432)
Real estate - commercial	2,243	(932)	1,311	1,676	(887)	789
Real estate - construction	1,364	27	1,391	442	(62)	380
Real estate - residential	327	(254)	73	1,138	(388)	750
Home equity lines	469	(7)	462	269	(217)	52
Consumer	7	(79)	(72)	(211)	3	(208)
Total loans	4,838	(1,711)	3,127	3,192	(1,861)	1,331

Loans held for sale, net	3,268	—	3,268	—	—	—
Investment securities available-for-sale	(137)	450	313	2,749	(1,986)	763
Investment securities held-to-maturity	3,339	(286)	3,053	1,207	—	1,207
Other investments	96	(24)	72	64	(27)	37
Federal funds sold	1	(3)	(2)	(469)	(46)	(515)

Total interest income	11,405	(1,574)	9,831	6,743	(3,920)	2,823

Interest expense:

Interest - bearing deposits:
Interest checking	65	(386)	(321)	906	(1,317)	(411)
Money markets	(1)	(51)	(52)	(25)	(231)	(256)
Statement savings	12	(1)	11	9	(22)	(13)
Certificates of deposit	3,988	(1,706)	2,282	1,402	(1,028)	374
Total interest - bearing deposits	4,064	(2,144)	1,920	2,292	(2,598)	(306)

Other borrowed funds	1,165	252	1,417	892	(630)	262
Warehouse financing	211	—	211	—	—	—

Total interest expense	5,440	(1,892)	3,548	3,184	(3,228)	(44)

Net interest income (2)	$5,965	$318	$6,283	$3,559	$(692)	$2,867

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.

(2) We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

The provision for loan losses for the three months ended September 30, 2004 and 2003 was $529,000 and $356,000, respectively.  For the nine months ended September 30, 2004 and 2003, the provision for loan losses was $918,000 and $602,000, respectively.  The increase in provision expense for the year to date 2004 compared to the year to date 2003 is a result of the loan growth experienced during 2004.  The allowance for loan losses at September 30, 2004 and December 31, 2003 was $5.2 million and $4.3 million, respectively.    Our allowance for loan loss to loan ratio at September 30, 2004 was 1.18%, compared to 1.29% at December 31, 2003.  We continued to experience good loan quality with annualized net charged-off loans equal to 0.04% to total loans for the nine months ended September 30, 2004, compared to 0.02% for the same period of 2003.  Non-performing loans were equal to 0.06% of total loans at September 30, 2004, compared to 0.12% at December 31, 2003.  Additional information on the allowance for loan losses, its allocation to the total loans receivable portfolio and information on nonperforming loans can be found in Tables 5, 6 and 7.

Allowance for Loan Losses

Nine Months Ended September 30, 2004 and 2003

(Dollars in thousands)

	2004	2003
Beginning balance, January 1	$4,344	$3,372

Provision for loan losses	918	602

Loans charged off:
Commercial and industrial	(101)	(74)
Real estate - commercial	—	—
Real estate - construction	—	—
Real estate - residential	—	—
Home equity lines	—	—
Consumer	(5)	(6)
Total loans charged off	(106)	(80)

Recoveries:
Commercial and industrial	10	42
Real estate - commercial	—	—
Real estate - construction	—	—
Real estate - residential	—	—
Home equity lines	—	—
Consumer	2	7
Total recoveries	12	49

Net (charge offs) recoveries	(94)	(31)

Ending balance	$5,168	$3,943

	September 30, 2004	December 31, 2003
Loans:
Balance at period end	$438,957	$336,002
Allowance for loan losses to loans receivable, net of fees	1.18%	1.29%
Annualized net charge-offs to average loans receivable	0.04%	0.01%

Allocation of the Allowance for Loan Losses

At September 30, 2004 and December 31, 2003

(Dollars in thousands)

	September 30, 2004		December 31, 2003
	Allocation	% of Total*	Allocation	% of Total*
Commercial	$771	11.89%	$1,046	17.21%
Real estate - commercial	3,030	45.04%	1,662	41.56%
Real estate - construction	232	14.76%	497	12.57%
Real estate - residential	452	13.86%	418	12.64%
Home equity lines	514	12.80%	486	12.84%
Consumer	169	1.65%	235	3.18%

Total allowance for loan losses	$5,168	100.00%	$4,344	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans Receivable

At September 30, 2004 and December 31, 2003

(Dollars in thousands)

	September 30, 2004	December 31, 2003
Nonaccruing loans	$252	$390

Loans contractually past-due 90 days or more	6	4

Troubled debt restructurings	—	—
Total nonperforming loans receivable	$258	$394

Non-interest income for the three months ended September 30, 2004 and 2003 was $2.8 million and $971,000, respectively, a period-to-period increase of $1.8 million, or 186.7%.  Non-interest income for the nine months ended September 30, 2004 and 2003 was $4.2 million compared to $3.0 million, an increase of $1.2 million, or 41.1%.  The increase in non-interest income is primarily attributable to the increase in net gains on sales of loans from GMM since its acquisition and a $802,000 increase in management fees attributable to GMM.  The management fees recorded by GMM represent income earned for the management and operational support provided by GMM to other mortgage banking companies.  Non-interest income recorded by GMM for the three months ended September 30, 2004 was $2.1 million.  Gains on sales of loans include the gross gains on the sale of mortgage loans, net of origination costs.  Included in the gross gains on sale of mortgage loans are any origination, underwriting, discount points and other funding fees received and deferred at origination.  Costs, which are originally capitalized when the loan closes and are deferred and subsequently recognized when the loan is sold, include direct costs associated with origination, such as commissions and direct salaries for funded loans.

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

Service charges on deposit accounts increased $58,000 to $296,000 for the three months ended September 30, 2004, compared to $238,000 for the same period of 2003.  For the nine months ended September 30, 2004, service charges on deposit accounts increased $114,000 to $798,000, compared to $684,000 for the same nine-month period of 2003.  Increases in service charges on deposit accounts during 2004 are a direct result of the increase in depository customer relationships.  Loan service charge income increased $55,000 to $129,000 for the three months ended September 30, 2004, compared to $74,000 for the same period of 2003.  Loan service charge income for the nine months ended September 30, 2004 and 2003 were $414,000 and $342,000, respectively, an increase of $72,000 or 21.1%.  The increase in loan service charges during 2004 is a result of the increased loan account volume experienced during the year.  Investment fee income decreased to $150,000 for the three months ended September 30, 2004, compared to $184,000 for the three months ended September 30, 2003.  For the nine months ended September 30, 2004 and 2003, investment fee income was $498,000 and $473,000, respectively, an increase of $25,000, or 5.3%.  The increase in year to date investment fee income is due to the increase in assets under management and transaction activity in our investments services business segment.

Non-interest expense for the three and nine months ended September 30, 2004 was $8.9 million and $17.7 million, respectively, compared to $3.7 million and $11.2 million for the same three and nine months periods of 2003, respectively.  The results reflect period-to-period increases of $5.2 million and $6.5 million for the comparable three and nine month periods of September 30, 2004 and 2003, respectively.  These increases are primarily a result of the addition of GMM, which recorded $4.2 million in non-interest expense during the third quarter of 2004.  In addition, the branch expansion we have completed throughout the year has also contributed to the increase in non-interest expense.  We have opened five branches over the first nine months of 2004, with three additional branches scheduled to open in the fourth quarter of 2004.  As of September 30, 2003, we had nine branch locations, compared to fifteen locations at September 30, 2004.  Expenses related to the branch expansion are represented in the increases in our salaries and benefits expense, occupancy expense and depreciation expense.  Other operating expenses on our statements of income include business development, data processing and communications expenses and office administration expenses.

The effective tax rate for the three and nine months ended September 30, 2004 was 30.9% and 32.9%, respectively, compared to 0% for each of the comparable periods of 2003.  The increase in the effective tax rate is a result of having recorded previously unrecognized deferred tax assets related to the net operating loss carryforwards during the fourth quarter of 2003.  We recorded a provision for income tax expense of $172,000 and $850,000 for the three and nine months ended September 30, 2004, respectively, compared to $0 for each of the comparable periods of 2003, respectively.    For more information, see “Critical Accounting Policies” above in this discussion.

Statements of Condition

Total assets were $1.2 billion at September 30, 2004, compared to $636.2 million at December 31, 2003, an increase of $541.1 million or 85.0%.  This growth was primarily the result of the GMM acquisition and increases in total loans, total deposits and the equity raised in the common stock offering during January 2004.

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

Investment Securities

At September 30, 2004 and December 31, 2003

(Dollars in thousands)

Available-for-sale at September 30, 2004	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$3,000	$2,967	3.33%
Five to ten years	3,000	3,027	4.48%
Total U.S. government-sponsored agencies	$6,000	$5,994	3.91%

Mortgage-backed securities*
Five to ten years	$15,840	$15,835	3.86%
After ten years	137,370	136,112	3.96%
Total mortgage-backed securities	$153,210	$151,947	3.95%

Treasury bonds
One to five years	$2,035	$2,040	2.63%
Total treasury bonds	$2,035	$2,040	2.63%
Total investment securities available-for-sale	$161,245	$159,981	3.93%

Held-to-maturity at September 30, 2004	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$6,000	$5,974	3.26%
Five to ten years	21,012	20,997	4.51%
After ten years	2,999	2,988	4.20%
Total U.S. government-sponsored agencies	$30,011	$29,959	4.23%

Mortgage-backed securities*
Five to ten years	$10,896	$10,965	3.84%
After ten years	99,122	98,459	4.02%
Total mortgage-backed securities	$110,018	$109,424	4.00%

Corporate bonds
After ten years	$8,005	$7,948	4.21%
Total corporate bonds	$8,005	$7,948	4.21%
Total investment securities held-to-maturity	$148,034	$147,331	4.06%

Total investment securities	$309,279	$307,312	3.99%

* Based on contractual maturities.

Available-for-sale at December 31, 2003	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$3,000	$3,016	3.92%
Five to ten years	2,000	1,986	4.23%
After ten years	1,000	1,027	5.79%
Total U.S. government-sponsored agencies	$6,000	$6,029	4.33%

Mortgage-backed securities*
Five to ten years	$15,615	$15,630	3.92%
After ten years	97,865	97,041	4.02%
Total mortgage-backed securities	$113,480	$112,671	4.00%

Corporate bonds
After ten years	$10,000	$9,995	2.41%
Total corporate bonds	$10,000	$9,995	2.41%

Treasury bonds
One to five years	$2,047	$2,067	2.64%
Total treasury bonds	$2,047	$2,067	2.64%
Total investment securities available-for-sale	$131,527	$130,762	3.87%

Held-to-maturity at December 31, 2003	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$4,000	$3,951	3.39%
Five to ten years	9,993	9,884	4.65%
After ten years	2,999	2,950	4.20%
Total U.S. government-sponsored agencies	$16,992	$16,785	4.27%

Mortgage-backed securities*
Five to ten years	$9,476	$9,450	3.70%
After ten years	108,384	107,547	4.01%
Total mortgage-backed securities	$117,860	$116,997	3.98%

Corporate bonds
After ten years	$8,000	$7,848	4.21%
Total corporate bonds	$8,000	$7,848	4.21%
Total investment securities held-to-maturity	$142,852	$141,630	4.03%

Total investment securities	$274,379	$272,392	3.96%

* Based on contractual maturities.

Loans receivable, net of deferred fees and costs, increased by $103.0 million, or 30.6%, to $439.0 million at September 30, 2004 from $336.0 million at December 31, 2003 (see Table 9 for details on the loans receivable portfolio). We experienced increases in our commercial real estate, construction, residential real estate and home equity loan portfolios offset by a slight decrease in our commercial and consumer loan portfolios.  These decreases are the result of more paydowns than fundings in those loan categories and a result of portfolio seasonality.  We expect increases within these loan categories over the next several months due to our increased legal lending limit of $12.0 million and the volume of loans we have scheduled for funding.  In addition, the Company has $347.5 million of loans held for sale at September 30, 2004 as a result of its acquisition of GMM.  Loans that are held for sale are valued at the lower of cost or market value.

Loans Receivable

At September 30, 2004 and December 31, 2003

(Dollars in thousands)

	September 30, 2004		December 31, 2003

Commercial	$52,222	11.89%	$57,854	17.21%
Real estate - commercial	197,792	45.04%	139,725	41.56%
Real estate - construction	64,847	14.76%	42,243	12.57%
Real estate - residential	60,861	13.86%	42,495	12.64%
Home equity lines	56,207	12.80%	43,176	12.84%
Consumer	7,259	1.65%	10,690	3.18%

Gross loans	$439,188	100.00%	$336,183	100.00%

Add: net deferred (fees) costs	(231)		(181)
Less: allowance for loan losses	(5,168)		(4,344)

Loans receivable, net	$433,789		$331,658

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

Certificates of Deposit of $100,000 or More

At September 30, 2004

(Dollars in thousands)

Maturities:
Three months or less	$60,856
Over three months through six months	30,803
Over six months through twelve months	67,499
Over twelve months	156,311
$315,469

Other borrowed funds increased $84.9 million to $159.4 million at September 30, 2004, compared to $74.5 million at December 31, 2003.  We added Federal Home Loan Bank advances of $43.8 million during the second quarter and $41.1 million during the third quarter of 2004 to leverage against some of our larger commercial real estate loan fundings and to assist in the funding of GMM.  In addition, borrowings from the treasury, tax and loan note option of the Federal Reserve System increased to $12.5 million at September 30, 2004, compared to none at December 31, 2003.  Table 11 provides information on our short-term borrowings.

Short-Term Borrowings

At September 30, 2004

(Dollars in thousands)

Advance Date	Original Term of Advance	Date Amount Due	Interest Rate	Outstanding
Dec-03	12 months	Dec-04	1.87%	$5,000
Jan-04	12 months	Jan-05	1.56%	5,000
Jan-04	18 months	Jul-05	1.83%	5,000
Mar-03	24 months	Mar-05	1.82%	1,000
Jul-04	12 months	Jul-05	2.15%	22,000
Total short-term borrowings and weigthed average rate			1.98%	$38,000

All other borrowed funds			3.75%	121,353
Total other borrowed funds			3.33%	$159,353

In July 2004, the Company, through a wholly-owned subsidiary, issued $20.0 million of floating rate junior subordinated deferrable interest debentures that are due in 2034 and pay a contractual interest rate of LIBOR (London Interbank Offering Rate) plus 2.40%, which adjusts quarterly. We can redeem these debentures at a premium within five years of issuance and at par thereafter. We invested the proceeds from the issuance of these debentures in the form of a capital contribution to the Bank. For regulatory purposes, the debentures qualify as Tier I capital of the Bank and the Company. Interest expense on these debentures for the three months ended September 30, 2004 was $153,000.   Additional information on these debentures can be found in Note 5 to the Notes to Consolidated Financial Statements above.

At September 30, 2004, we had a mortgage funding checks liability of $76.3 million and a warehouse financing liability of $12.6 million.  These liabilities are related to GMM and are used to fund the loans in process of being sold.  GMM has credit facilities with the Bank, and also has two third party facilities totaling $310 million.  Additional information on the credit facilities available to GMM are included in Note 8 to the Notes to Consolidated Financial Statements above.

Shareholders’ equity at September 30, 2004 was $93.6 million, an increase of $8.2 million, or 9.6%, compared to $85.4 million at December 31, 2003. The increase of $8.2 million from the prior year is primarily the result of the underwriters’ exercise in January 2004 of their over allotment option from the secondary offering in December 2003.  The over-allotment exercise resulted in the issuance of an additional 945,000 shares of the Company’s common stock and the receipt of $6.3 million in additional cash.  Net income of $1.7 million for the year to date through September 30, 2004 also added to the increase in shareholders’ equity for the period.  Book value per common share at September 30, 2004 was $5.08, compared to $4.80 at December 31, 2003.

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

Mortgage Banking

The operations of the mortgage banking segment is conducted through George Mason Mortgage, LLC, a wholly owned subsidiary of the Bank.  GMM engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.  GMM’s operating results are included in our third quarter 2004 financial results from the date of the acquisition on July 7, 2004.  Since its acquisition, the mortgage banking segment reported a net loss of $422,000.   This loss is the result of loans held for sale and unfunded commitments being recorded at fair value at the time of the acquisition of GMM, thereby resulting in the elimination of embedded gains as of the acquisition date being eliminated from income.  At September 30, 2004, total assets were $356.4 million, loans held for sale, which are recorded at the lower of cost or market determined on an aggregate basis, were $347.5 million and mortgage funding checks and warehouse financing were $76.3 million and $12.6 million, respectively.

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

Additional information pertaining to our business segments can be found in Note 5 to the Notes to Consolidated Financial Statements.

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

At September 30, 2004, our tier 1 and total (tier 1 and tier 2) risk-based capital ratios were 13.0% and 13.7%, respectively.  At December 31, 2003, our tier 1 and total risk-based capital ratios were 19.7% and 20.7%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions. The decrease in the tier 1 and total risk-based capital ratios is a result of the GMM acquisition. Table 12 provides additional information pertaining to our capital ratios.

Capital Components

At September 30, 2004 and December 31, 2003

(Dollars in thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At September 30, 2004
Total risk based capital to net risk-weighted assets	$104,799	13.65%	$61,419	>	8.00%	$76,774	>	10.00%
Tier I capital to net risk-weighted assets	99,631	12.98%	30,709	>	4.00%	46,064	>	6.00%
Total risk based capital to average total assets	104,799	8.55%	46,589	>	4.00%	58,237	>	5.00%

At December 31, 2003
Total risk based capital to net risk-weighted assets	$90,239	20.66%	$34,951	>	8.00%	$43,688	>	10.00%
Tier I capital to net risk-weighted assets	85,896	19.66%	17,475	>	4.00%	26,213	>	6.00%
Total risk based capital to average total assets	90,239	15.45%	23,365	>	4.00%	29,206	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities.  These contractual obligations will be funded through operating revenues and liquidity sources held or available to us.  The required payments under such obligations are detailed in Table 13.  In addition, the Company, in the normal course of business, is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, letters of credit and financial guarantees.  At September 30, 2004, commitments to extend credit were $161.4 million and standby letters of credit were $4.8 million.

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

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers and to fund loans, investment securities, and other assets.  Stable core deposits and a strong capital position are the primary components of a solid foundation for our liquidity position.  In addition, the availability of regional and national wholesale funding sources including federal funds purchased, negotiable certificates of deposit, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank enhances our liquidity.  Cash flows from operations, such as loan payments and payoffs, are also a significant source of liquidity.  We have a contingency plan that provides for continued monitoring of liquidity needs and available sources of liquidity.  We believe we have the ability to meet anticipated liquidity needs.  Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale totaled $199.3 or 16.9% of total assets as of September 30, 2004.  We had investment securities that are classified as held-to-maturity of an additional $148.0 million.  The Bank uses certain assets in the investment portfolio as collateral against advances from the Federal Home Loan Bank of Atlanta, customer repurchase agreements, Treasury, Tax, and Loan Note and the Federal Reserve Discount Window.  At September 30, 2004, advances from the Federal Home Loan Bank of Atlanta totaled $102.1 million, repurchase agreements totaled $24.2 million, Treasury, Tax and Loan Note totaled $12.5 million and there were no borrowings from the Federal Reserve Discount Window.  Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

The data in Table 14 reflects the repricing or expected maturities of various assets and liabilities at September 30, 2004.  This “gap” analysis represents the difference between interest sensitive assets and liabilities in a specific time interval.  The interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.  Additional information on interest rate risk can be found in Item 3 to this Form 10-Q/A.

Interest Rate Sensitivity Gap Analysis

At September 30, 2004

(Dollars in thousands)

	Immediate Repricing	2-90 Days	91-180 Days	181-365 Days	1-3 Years	Over 3 Years	TOTAL
Assets
Total investment securities and other investments	$—	$16,895	$12,115	$28,792	$112,732	$144,278	$314,812
Federal funds sold	25,580	—	—	—	—	—	25,580
Loans held for sale	347,471	—	—	—	—	—	347,471
Loans receivable
Commercial	32,342	738	843	964	6,896	10,439	52,222
Real estate - commercial	41,637	265	665	506	7,536	147,183	197,792
Real estate - construction	39,157	6,718	7,277	7,643	2,028	2,024	64,847
Real estate - residential	3,377	7,770	1,482	812	5,207	42,213	60,861
Home equity lines	50,342	2,119	3,139	607	—	—	56,207
Consumer	2,931	7	19	132	370	3,800	7,259
Total loans receivable	169,786	17,617	13,425	10,664	22,037	205,659	439,188
Total earning assets	542,837	34,512	25,540	39,456	134,769	349,937	1,127,051
Cumulative rate sensitive assets	$542,837	$577,349	$602,889	$642,345	$777,114	$1,127,051

Liabilities
Deposits
Noninterest-bearing demand	$101,934	$—	$—	$—	$—	$—	$101,934
Interest-bearing transaction accounts	194,608	—	—	—	—	—	194,608
Certificates of deposit - fixed	—	57,077	58,232	57,449	52,907	34,578	260,243
Certificates of deposit - no penalty	—	19,362	4,008	52,485	24,081	163,213	263,149
Total deposits	296,542	76,439	62,240	109,934	76,988	197,791	819,934
Other borrowed funds & warehouse financing	125,497	5,625	6,625	28,250	24,500	57,702	248,199
Total deposits & other borrowed funds	422,039	82,064	68,865	138,184	101,488	255,493	1,068,133
Cumulative rate sensitive liabilities	$422,039	$504,103	$572,968	$711,152	$812,640	$1,068,133

Gap	$120,798	$(47,552)	$(43,325)	$(98,728)	$33,281	$94,444
Cumulative gap	120,798	73,246	29,921	(68,807)	(35,526)	58,918
Gap/ total assets	10.25%	-4.04%	-3.68%	-8.38%	2.82%	8.02%
Cumulative gap/ total assets	10.25%	6.22%	2.54%	-5.84%	-3.02%	5.00%
Rate sensitive assets/ rate sensitive liabilities	1.29	0.42	0.37	0.29	1.33	1.37
Cumulative rate sensitive assets/ cumulative rate sensitive liabilities	1.29	1.15	1.05	0.90	0.96	1.06

Caution About Forward-Looking Statements

We make forward-looking statements in this Form 10-Q/A that are subject to risks and uncertainties.  These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our Asset/Liability Committee is responsible for reviewing our liquidity requirements and maximizing our net interest income, consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs.  One of the tools we use to determine our interest rate risk is gap analysis.  Gap analysis attempts to examine the volume of interest rate sensitive assets less interest rate sensitive liabilities in various time intervals.  The difference is the interest sensitivity gap, which indicates how future changes in interest rates may affect net interest income.  Interest sensitivity gap analysis presents a position that exists at one particular point in time and assumes that assets and liabilities with similar characteristics will re-price at the same time and to the same degree.  Under our asset/liability policies, regardless of whether interest rates are expected to increase or decrease, the objective is to maintain a gap position that will minimize negative changes in net interest income.  A negative gap, or liability sensitive position, exists when we have more interest sensitive liabilities maturing within a certain gap interval than interest sensitive assets.  Under this scenario, if interest rates were to increase, it would tend to reduce interest income.

We can reprice our interest checking, savings, and money market accounts at any time.  We carefully analyze the impact of any change in interest rates on our deposits, as we may experience a runoff in deposit balances as a result of such changes in interest rates.  We continue to analyze the activity in our deposit portfolio and make changes in our gap assumptions as the activity dictates. See Table 14 from our management’s discussion and analysis, which reflects the repricing or expected maturities of various assets and liabilities at September 30, 2004.  This “gap” analysis represents the difference between interest sensitive assets and liabilities in a specific time interval.

We also use a simulation process to measure interest rate risk and the impact of rate fluctuations on net interest income.  These simulations incorporate assumptions regarding balance sheet growth and mix, and the re-pricing and maturity characteristics of existing and projected balance sheets.  One of the ways we manage our interest rate risk is through an analysis of the relationship between interest-earning assets and interest-bearing liabilities to measure the impact that future changes in interest rates will have on net interest income.  Using this relationship analysis, changes in interest rates and volumes are used to test the sensitivity of our net interest income.  While on a simple gap basis we show liability sensitivity in the short term indicating that an increase in interest rates may negatively affect short-term net interest income, we would likely take actions to minimize our exposure to negative results and within a short period of time make adjustments so that net interest income would not be materially impacted.  When we incorporate assumptions regarding pricing of non-maturity deposits, we are asset sensitive in the short term.

We expect our net interest income will be greater over the longer term at higher prevailing interest rate levels.  This is due to the large proportion of low-cost core deposits such as demand, interest checking, savings, and money market accounts comprising our funding sources, which tend to be less sensitive to rising rates and can be invested in relatively higher yielding loans and investment securities.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, these officers concluded that the Company’s disclosure controls and procedures were not effective due to corrections or errors related to the Company’s accounting adjustments applied to the acquisition of GMM in a cash transaction for $17.0 million on July 7, 2004, as described below.  The existence of the corrections has been disclosed publicly, and these officers believe that the corrections have been handled as contemplated by the requirement for disclosure controls and procedures under the Exchange Act.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded.  This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.  Subsequent to the initial filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 on November 22, 2004, the Company identified the corrections identified above.  The acquisition was accounted for as a purchase, and GMM’s assets and liabilities were recorded at estimated fair value as of the purchase date.  The corrections were primarily related to the fair value estimates associated with acquired loans held for sale and the acquired pipeline of unfunded loan commitments and various other adjustments primarily related to the GMM acquisition. These corrections will result in a decrease in previously reported gains on the sale of mortgage loans and a corresponding decrease in the goodwill initially recorded.

During the evaluation of these corrections, the Company concluded that the corrections reflect a material weakness in its internal control over financial reporting with respect to the accounting adjustments applied to the acquisition of GMM.  A material weakness, as defined by the Public Company Accounting Oversight Board, is a reportable condition in which the design or operation of one or more elements of the internal control structure does not sufficiently reduce the risk of material errors and irregularities occurring and not being timely detected.  The Company’s management has communicated the material weakness and its background to the Company’s board of directors and its audit committee and the Company’s independent registered public accountants. The Company’s independent registered public accountants has informed the Company that it will, because of the restatement of certain financial statements as disclosed below, issue a material weakness letter citing (1) insufficient personnel resources and technical accounting expertise, (2) absence of appropriate and timely review of significant transactions and appropriate documentation and application of U.S. generally accepted accounting principles and (3) inadequate procedures and oversight for appropriately assessing and applying accounting principles and changes thereon.

As a result of these corrections, the Company is restating certain financial statements in this amended report, as described in Note 3 to the Consolidated Financial Statements.  Information with respect to the quantitative impact of these corrections is included in Note 3.   The corrections occurred as a result of the miscalculations of accounting entries and misapplication of certain financial accounting standards and did not result from any fraudulent activities. The corrections related to purchase accounting were nonrecurring and noncash in nature.  The Company appointed a new Chief Financial Officer and hired a new senior accountant in October 2004. The Company believes these appointments have strengthened the internal control structure of the organization.  The Company continues to evaluate its financial accounting staff levels and expertise and is implementing appropriate oversight and review procedures.  The Company believes that it is taking the necessary corrective actions to eliminate these material weaknesses.

Except as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with its evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: February 1, 2005	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2005	/s/ Robert A. Cern
Robert A. Cern
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 1, 2005	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)