Form 10-K
period 2004-12-31
CARDINAL FINANCIAL CORP
filed 2005-03-15
CIK 1060523

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-24557

CARDINAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1874630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8270 Greensboro Drive, Suite 500 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (703) 584-3400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☒   No   ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2004 was $153,495,900.

The number of shares outstanding of Common Stock, as of February 28, 2005, was 18,529,344.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2005 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

Item 1.        Business

Overview

We own Cardinal Bank, a Virginia state-chartered community bank headquartered in Tysons Corner, Virginia. Cardinal Bank has offices in Alexandria, Annandale, Arlington, Clifton, Fairfax, Fredericksburg, Herndon, Leesburg, Manassas, McLean, Purcellville, Reston, Stafford, Sterling, Sterling Park, Tysons Corner, and Woodbridge, Virginia. We conduct virtually all of our business through Cardinal Bank, Cardinal Wealth Services, Inc., and George Mason Mortgage, LLC.

History

Cardinal Financial Corporation was formed in late 1997 as a Virginia corporation, principally in response to opportunities resulting from the consolidation of several Virginia based banks with regional bank holding companies. In our market area, these bank consolidations had been accompanied by the dissolution of local boards of directors and relocation or termination of management and customer service professionals.

We organized Cardinal Bank, N.A. as a wholly owned subsidiary that commenced operations as a nationally chartered community bank on June 8, 1998. Subsequently, we organized two additional wholly-owned bank subsidiaries: Cardinal Bank—Manassas/Prince William, N.A., headquartered in Manassas, Virginia, that commenced operations on July 26, 1999; and Cardinal Bank—Dulles, N.A., headquartered in Reston, Virginia, that commenced operations on August 2, 1999. In addition to the banks that we organized de novo, in September 2000, we acquired The Heritage Bank through a merger with Heritage Bancorp, Inc. The Heritage Bank was renamed Cardinal Bank—Potomac as a result of the merger. Effective March 1, 2002, we reorganized these four banking subsidiaries into a single bank, Cardinal Bank, N.A. In December 2004, Cardinal Bank, N.A. converted to a state-chartered bank and changed its name to Cardinal Bank.

Cardinal Bank and Cardinal Wealth Services, Inc. provide brokerage and investment services through a contract with Raymond James Financial Services, Inc. Under this contract, financial advisors can offer our customers an extensive range of financial products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income and equity securities and equity research and recommendations.

On July 7, 2004, Cardinal Bank purchased George Mason Mortgage, LLC (George Mason) for $17.0 million in cash. George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis. George Mason conducts its business with eight branches located throughout the metropolitan Washington, D.C. region. George Mason has approximately 200 employees and does business in eight states and the District of Columbia. George Mason is one of the largest residential mortgage originators in the greater Washington, D.C. metropolitan area, reporting loan closings of over $3.5 billion in 2004 and $4.5 billion in 2003. George Mason’s primary sources of revenue include net interest income earned on loans held for sale, gains on the sale of loans and management fees related to services provided to other mortgage companies owned by local home builders.

In July 2004, we formed a wholly-owned subsidiary, Cardinal Statutory Trust I for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”). These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly.

Growth Strategy

We believe that both the strong demographic characteristics of our markets and the ongoing bank consolidation within the greater Washington, D.C. and Northern Virginia metropolitan areas provides a significant opportunity to continue building a successful community-focused banking franchise. We intend to continue to expand our business through internal growth as well as selective geographic expansion while maintaining strong asset quality and achieving sustained profitability. The strategy for achieving these objectives includes the following:

Expand our footprint through branch expansion.   We intend to continue to expand our footprint by establishing new branches and potentially acquiring existing branches or other financial institutions in communities that present attractive growth opportunities within Northern Virginia and other markets in the greater Washington, D.C. metropolitan area. During 2004, we opened seven branch banking offices, one in the first quarter of the year, one in the second quarter, two in the third quarter, and three in the fourth quarter. The branch banking offices opened during 2004 were in Annandale, Clifton, Fairfax, Fredericksburg, Herndon, Purcellville, and Stafford, Virginia. Six of the seven branches that we opened in 2004 were previously branch locations of other financial institutions. In January 2005, we opened a branch in Sterling Park which also was previously a branch of another financial institution.

As a result of the recent consolidation of banks in our market, we expect to continue to have opportunities to acquire or lease former branch sites from other financial institutions. As we have done in the past, we may acquire additional sites prior to planned branch openings when we believe the sites are attractive and are available on favorable terms. At the present time, we have a first right of refusal that gives us the option to purchase two branch facilities if the financial institution now operating these locations chooses to close or move its operations anytime before January 2010. We are also currently in negotiations to purchase or lease additional branch sites located in Northern Virginia, although there can be no assurance that we will be successful in acquiring any of them. Our current plans, which are subject to change, contemplate that we will add as many as five new branches by the end of 2005. We have purchased real estate in Woodbridge where, upon obtaining regulatory approval, we will construct a new branch. Because the opening of each new branch increases our operating expenses, we intend to stage new branch openings in an effort to take into account the impact of these expenses on our results of operations.

Capitalize on the continued bank consolidation in our market.   Recently announced or completed mergers of larger regional and national banks will result in further consolidation in our target market over the coming months. We intend to capitalize on the dislocation of customers resulting from this continuing bank consolidation who are seeking more personalized service from a local institution. We believe this consolidation creates opportunities for us to further expand our branch network to attractive retail sites, as discussed above, as well as to increase our market share of bank deposits within our target market. As a local banking organization, we believe we can compete effectively by providing a high level of personalized service in a retail-oriented branch system.

Although we are not at this time engaged in negotiations with any specific bank acquisition targets, we will continue to explore the possibility of further growth through acquisition in Virginia and the metropolitan Washington, D.C. market.

Expand our lending activities.   We have substantially increased our legal lending limit to $13.9 million as of December 31, 2004 as a result of the completion of our secondary common stock offering in December 2003, including the additional capital raised in January 2004 when the underwriters exercised their over allotment option, and earnings retained in the business. The increase in our legal lending limit allows us to further expand our commercial and real estate lending activities. It also improves our ability to serve larger residential homebuilders and allows us to seek business from larger government contractors in the greater Washington, D.C. area. Government procurement in the greater Washington region exceeded $42 billion in 2003, and we believe there are unique growth opportunities in this sector of our regional economy. Our goal is to aggressively grow our loan portfolio while maintaining superior asset quality through conservative underwriting practices. During significant periods of growth in our loan portfolio, our earnings could be impacted by additional provisions to our allowance for loan losses to reflect the resultant increase in loan balances.

Continue to recruit experienced bankers.   We have been successful in recruiting senior bankers with experience in and knowledge of our markets who have been displaced or have grown dissatisfied as a result of the bank consolidation in our market.  We intend to continue our efforts to recruit experienced bankers, particularly experienced lenders within our market who can have an immediate impact on generating additional loan volume through existing relationships.

Focus on specialized lending services.   We have expanded certain existing product lines, including government contract receivables lending, SBA guaranteed lending, and retail lending. Our goal is to create a diversified, community-focused banking franchise, balanced between retail, commercial and real estate transactions and services.

Offer additional financial products and services.   George Mason will increase our fee income and will allow us to offer our existing customer base a far greater array of mortgage loan products. In addition, we will aggressively market our traditional banking and wealth management products to the George Mason customer base. Our focus at George Mason will be to build and maintain relationships with local and national homebuilders in an attempt to reduce reliance on the cyclical refinancing market. Building relationships with larger homebuilders will also assist us in our efforts to increase our commercial real estate lending activities.

We plan to further develop and expand the investment services we offer through our wealth management subsidiary. We believe we have opportunities to cross-sell additional services to both our traditional banking customers and George Mason’s customers. We further believe we will be able to attract new customers by offering a broader array of financial products and services.

Business Segment Operations

In 2003 and for the first six months of 2004, we operated and reported in two business segments, commercial banking and investment services. As of July 7, 2004, we began operating in a third business segment, mortgage banking, with the completion of our acquisition of George Mason. The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis. The investment services segment provides advisory services to businesses and individuals, including financial planning and retirement/estate planning.

For financial information about the reportable segments, see “Business Segment Operations” in Item 7 below and note 19 to the notes to the consolidated financial statements in Item 8 below.

Market Area

We consider our target market to be the greater Washington metropolitan area, which includes the District of Columbia, the Northern Virginia counties of Arlington, Fairfax, Fauquier, Loudoun, Prince William, Spotsylvania and Stafford, the Northern Virginia cities of Alexandria, Fairfax, Falls Church, Fredericksburg, and Manassas, and the Maryland counties of Frederick, Montgomery and Prince Georges.

According to 2000 U.S. census data, the population of the greater Washington metropolitan area was approximately 4.7 million people. The average of the median family income figures reported in the

2000 U.S. census for our target market was approximately $64,000, compared to a national median household income of approximately $42,000. Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for December 2004, the unemployment rate for the greater Washington metropolitan area was approximately 2.9%, compared to a national unemployment rate of 5.1%. According to 2000 U.S. census figures, approximately 44% of adults at least 25 years old in this area have a bachelor’s degree or higher, compared to approximately 24% nationally. As of June 30, 2004, total deposits in this area were approximately $120 billion as reported by the Federal Deposit Insurance Corporation (“FDIC”).

Our headquarters is located approximately seven miles west of Washington, D.C. in Fairfax County, Virginia. The 2000 U.S. census data indicates that Fairfax County is the most populous county in Virginia with a population of approximately one million people and a median household income of over $81,000. Based on estimates released by the Bureau of Statistics of the U.S. Department of Labor for October 2004, the unemployment rate in Fairfax County was 1.8%. The 2000 U.S. census data shows that over 54% of Fairfax County adults at least 25 years old have a bachelor’s degree or higher.

Competition

The greater Washington region is dominated by branches of large regional or national banks headquartered outside of the region. Our market area is a highly competitive, highly branched banking market. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other types of financial institutions. George Mason faces significant competition from both traditional financial institutions and other national and local mortgage banking operations.

Competition for deposits and in providing lending and mortgage banking products and services to small businesses and professionals in the market area is intense, and pricing is important. Many of our competitors have substantially greater resources and lending limits than we do. In addition, many competitors offer more extensive branch networks than we currently have. Moreover, larger institutions operating in the greater Washington market have access to borrowed funds at lower costs than are available to us. However, we have succeeded in competing in this environment due to an emphasis on a high level of personalized customer service, localized and more responsive decision making, and community involvement.

With over 1,500 bank branches in the greater Washington region, deposit competition among institutions in the market area is also very strong. However, of the $120 billion in bank deposits in the greater Washington region at June 30, 2004, approximately 75% were held by banks that are either based outside of the greater Washington region or are operating wholesale banks drawing deposits nationally (E*TRADE Bank, Capital One Bank and Treasury Bank). In just over six years, we have grown to the seventh largest financial institution headquartered in the greater Washington region measured by total deposits. By providing competitive products and more personalized service, and being actively involved in our local communities, we believe we can continue to increase our share of this banking deposit market.

Customers

We believe that the recent and ongoing bank consolidation within Northern Virginia and the greater Washington region provides a significant opportunity to build a successful, locally-oriented banking franchise. We also believe that many of the larger financial institutions in our area do not emphasize a high level of personalized service to small and medium-sized commercial businesses and professional or individual retail customers. Our commercial relationship managers focus their marketing efforts on attracting small and medium-sized businesses as well as commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

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

The principal business of George Mason, the bank’s mortgage banking subsidiary, is to originate residential loans for sale into the secondary market on a best efforts basis. These loans are closed and serviced by George Mason on an interim basis pending their ultimate sale to a permanent investor in the secondary market. The mortgage subsidiary funds these loans through a line of credit from Cardinal Bank, lines of credit through third party lenders and cash available to George Mason through its own operations. George Mason’s income on these loans is generated from the upfront fees it charges its customers, the gain it recognizes upon the sale of the loans and the interest income it earns while the loans are being serviced by the company. Costs associated with these loans are primarily comprised of salaries and commissions paid to loan originators and support personnel, interest expense incurred while the loan is being serviced by George Mason, and operational expenses associated with the origination of the loans. In addition, George Mason generates management fee income by providing specific services to other mortgage banking companies owned by local home builders.

George Mason also offers a construction-to-permanent loan program. This program provides financing for customers to construct their residence. Once the home has been completed, the loan converts to permanent financing and is sold into the secondary market. These construction-to-permanent loans generate fee income as well as net interest income for George Mason.

Both Cardinal Bank and George Mason are committed to providing high quality products and services to their customers, and have made a significant investment in its core informational technology systems. These systems provide the technology that fully automates the branches, processes bank transactions, mortgage originations and tracking, other loans and electronic banking, conducts database and direct response marketing, provides cash management solutions, streamlined reporting and reconciliation support as well as sales support.

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

We offer a broad array of products and services to our customers. A description of products and services is set forth below.

Lending

We offer a full range of short- to long-term commercial, real estate and consumer lending products and services, which are described in further detail below. We have established pre-determined target ranges for the diversification of our loan portfolio. Commercial and industrial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 12%, 45%, 14%, 16%, 12% and 1%, respectively of our loan portfolio at December 31, 2004. We may adjust these levels from time to time as the credit demands of the community change and as our business evolves.

Commercial and Industrial Loans.   We make commercial loans to qualified businesses in our market area. Our commercial lending portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. Our government contract lending group provides secured lending to government contract firms and businesses based primarily on receivables from the federal government. We also offer Small Business Administration (SBA) guaranteed loans and asset-based lending arrangements to certain of our customers. In 2003, we became certified as a preferred lender by the SBA, which provides us with much more flexibility in approving loans guaranteed under the SBA’s various loan guaranty programs.

Commercial and industrial loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. Residential mortgage loans generally are made on the basis of the borrower’s ability to repay the loan from his or her salary and other income and are secured by residential real estate, the value of which generally is readily ascertainable. In contrast, commercial loans typically are made on the basis of the borrower’s ability to repay the loan from the cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

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

Commercial mortgage lending entails significant additional risk compared with residential mortgage lending. Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the repayment of loans secured by income-producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent than is the case with residential mortgage loans, to adverse conditions in the commercial real estate market or in the general economy. Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements with respect to these loans. In the loan underwriting process, we also carefully consider the location of the property that will be collateral for the loan.

Loan-to-value ratios for commercial mortgage loans generally do not exceed 75%. We permit loan-to-value ratios of up to 80% if the property is owner occupied and the borrower has unusually strong liquidity, net worth and cash flow.

Residential Mortgage Loans.   Residential mortgage loans are originated by both Cardinal Bank and George Mason. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers. Second mortgage and home equity lines of credit are used for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates and a variety of loan maturities.

Residential mortgage loans generally are made on the basis of the borrower’s ability to repay the loan from his or her salary and other income and are secured by residential real estate, the value of which is generally readily ascertainable. These loans are made consistent with our appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Residential mortgage loans and home equity lines of credit secured by owner-occupied property generally are made with a loan-to-value ratio of up to 80%. Loan-to-value ratios of up to 90% may be allowed on residential owner-occupied property if the borrower exhibits unusually strong liquidity, net worth and cash flow.

Construction Loans.   Our construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects. Construction lending entails significant additional risks compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks since funds are advanced while the property is under construction, which property has uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, we limit loan-to-value ratios for owner occupied residential or commercial properties to 80%, and for investor-owned residential or commercial properties to 75% of when-completed appraised values. We expect that the loan-to-value ratios will be sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss. Maturities for construction loans generally range from six to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties.

Consumer Loans.   Our consumer loans consist primarily of installment loans made to individuals for personal, family and household purposes. The specific types of consumer loans we make include home improvement loans, automobile loans, debt consolidation loans and general consumer lending.

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

Our policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful credit and financial analysis of the borrower. In evaluating consumer loans, we require our lending officers to review the borrower’s level and stability of income, past credit history, amount of debt currently outstanding and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, we require our banking officers to maintain an appropriate margin between the loan amount and collateral value.

We also issue credit cards to certain of our customers. In determining to whom we will issue credit cards, we evaluate the borrower’s level and stability of income, past credit history and other factors. Finally, we make additional loans that are not classified in one of the above categories. In making such loans, we attempt to ensure that the borrower meets our loan underwriting standards.

Loan Participations

From time to time we purchase and sell commercial loan participations to or from other banks within our market area. All loan participations purchased have been underwritten using the bank’s standard and customary underwriting criteria and are in good standing.

Deposits

We offer a broad range of interest-bearing and non-interest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The primary sources of deposits are small and medium-sized businesses and individuals within our target market. Senior management has the authority to set rates within specified parameters in order to remain competitive with other financial institutions in our market area. All deposits are insured by the Federal Deposit Insurance Corporation up to the maximum amount permitted by law. We have a service charge fee schedule, which is competitive with other financial institutions in our market, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

Courier Services

We offer courier services to our business customers. Courier services permit us to provide the convenience and personalized service that our customers require by scheduling pick-ups of deposits and other banking transactions.

Telephone and Internet Banking

We believe that there is a strong demand within our market for telephone banking and internet banking. These services allow both commercial and retail customers to access detailed account information and execute a wide variety of the banking transactions, including balance transfers and bill payment. We believe that these services are particularly attractive to our customers, as it enables them to conduct their banking business and monitor their bank accounts from remote locations and at anytime. Telephone and internet banking assist us in attracting and retaining customers and encourages our existing customers to consider Cardinal for all of their banking and financial needs.

Automatic Teller Machines

We have an ATM at each of our branch offices and we make other financial institutions’ ATMs available to our customers.

Other Products and Services

We offer other banking-related specialized products and services to our customers, such as travelers’ checks and safe deposit services. We issue letters of credit and standby letters of credit for some of our commercial customers, most of which are related to real estate construction loans. Neither the Bank nor George Mason has engaged in any securitizations of loans.

Credit Policies

Our senior lending officers and chief credit officer are primarily responsible for maintaining both a quality loan portfolio and a strong credit culture throughout the organization. The chief credit officer is responsible for developing and updating our credit policies and procedures, which are approved by the board of directors. Senior lending officers may make exceptions to these credit policies and procedures as appropriate, but any such exception must be approved by the chief credit officer, documented and made for sound business reasons.

Credit quality is controlled by the chief credit officer through compliance with our credit policies and procedures. Our risk-decision process is actively managed in a disciplined fashion to maintain an acceptable risk profile characterized by soundness, diversity, quality, prudence, balance and accountability. Our credit approval process consists of specific authorities granted to the lending officers and combinations of loan officers. Loans exceeding a particular lending officer’s level of authority, or the combined limit of several officers, are reviewed and considered for approval by an officers’ loan committee and, when above a specified amount, by a committee of the bank’s board of directors. All loans of $500,000 or more require committee approval. In addition, the chief credit officer works closely with each lending officer at the bank level to ensure that the business being solicited is of the quality and structure that fits our desired risk profile.

Under our credit policies, we monitor our concentration of credit risk. We have established concentration guideline limits for any individual or entity, any group of borrowers related as to the source of repayment, or any specific industry. Furthermore, the bank has established limits on the total amount of the bank’s outstanding loans to one borrower, all of which are set below legal lending limits.

Loans closed by George Mason are underwritten in accordance with guidelines established by the various investors to whom George Mason sells its loans to in the secondary market.

Brokerage and Investment Services

We provide brokerage and investment services through an arrangement with Raymond James Financial Services, Inc. Under this arrangement, financial advisors can offer our customers an extensive range of investment products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income and equity securities and equity research and recommendations.

Employees

At December 31, 2004, we had 385 full-time equivalent employees. None of our employees are represented by any collective bargaining unit. We believe our relations with our employees are good.

Government Supervision and Regulation

General

As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare. Our bank subsidiary is also subject to various consumer and compliance laws. As a state chartered bank, Cardinal Bank is subject to primary regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission. Our bank subsidiary also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation. As part of our bank subsidiary, George Mason is subject to the same regulations as the bank.

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

•       furnishing services to or performing services for our subsidiaries; and

•       engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•       acquiring substantially all the assets of any bank; and

•       acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and if the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in certain activities in which bank holding companies are not permitted to engage, such as insurance underwriting and securities underwriting and distribution. In addition, financial holding companies may also acquire or engage in travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. We became a financial holding company in 2004.

Payment of Dividends

We are a legal entity separate and distinct from Cardinal Bank, Cardinal Wealth Services, Inc., and Cardinal Statutory Trust I. Virtually all of our revenues will result from dividends paid to us by our bank subsidiary and interest earned on short term investments. Our bank subsidiary is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits, which means that our bank subsidiary must recover any start-up losses before it may pay a dividend to us. Additionally, our bank subsidiary may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the FDIC. Our bank subsidiary may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations.

The FDIC and the state have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state and the FDIC have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

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

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. We are unaware of any existing circumstances that could result in termination of any of our bank subsidiary’s deposit insurance.

Capital Requirements

Each of the FDIC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

•       Total Risk-Based Capital ratio, which is the total of Tier 1 Risk-Based Capital and Tier 2 Capital

•       Tier 1 Risk-Based Capital ratio, and

•       the leverage ratio.

Under these regulations, a bank will be:

•  “well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure

•       “adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a leverage ratio of 4% or greater (or 3% in certain circumstances) and is not well capitalized

•       “undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 4% (or 3% in certain circumstances), or a leverage ratio of less than 4% (or 3% in certain circumstances)

•       “significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a leverage ratio of less than 3%, or

•       “critically undercapitalized” if its tangible equity is equal to or less than 2% of tangible assets.

The risk-based capital standards of each of the FDIC and the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. Our bank subsidiary presently maintains sufficient capital to remain in compliance with capital requirements.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any bank holding company or bank which violates the law, engages in an unsafe or unsound banking practice, or which is about to engage in an unsafe and unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken. Under the policies of the Federal Reserve Board, we are required to serve as a source of financial strength to our subsidiary depository institution and to commit resources to support the bank in circumstances where we might not do so otherwise.

The Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review lists of individuals and entities who are prohibited from opening accounts at financial institutions.

Interstate Banking and Branching

Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. For example, as a bank headquartered in Virginia, we may acquire a bank or branch in Maryland, but we cannot simply establish a branch in Maryland. After a bank has acquired a branch in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of our bank subsidiary.

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts and demand deposit accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements. For net transaction accounts in 2005, the first $7.0 million will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $7.0 million to and including $47.6 million. A 10% reserve ratio will be applied to amounts in net transaction accounts in excess of $47.6 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Section 23B applies to “covered transactions” as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same as, or at least favorable, to the bank as those provided to non-affiliates.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and to entities controlled by any of the foregoing, may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

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

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by an existing financial holding company or by its subsidiaries if any bank subsidiary received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

Fair Lending; Consumer Laws

In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers may experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

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

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. We became a financial holding company in 2004.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in areas identified under the law. Under the new law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.” Additionally, GLBA makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are stricter than those contained in the act.

Future Regulatory Uncertainty

Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal and state regulation of financial institutions may change in the future and impact our operations. Although Congress and the state legislature in recent years have sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Additional Information

We file annual, quarterly and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room: 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC. The public can obtain any documents that we file at http://www.sec.gov.

We also make available free of charge on or through our internet website (www.CardinalBank.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Item 2.                        Properties

Cardinal Bank, excluding its George Mason subsidiary, conducts its business from nineteen branch banking offices. Seven of these facilities are owned and twelve are leased. Leased branch banking facilities range in size from 1,000 square feet to 11,182 square feet. Our leases on these facilities expire at various dates through 2014, but all our leases have renewal options. Thirteen of our branch banking locations have drive-up banking capabilities and all have ATMs.

Cardinal Wealth Services, Inc. conducts its business from three of Cardinal Bank’s branch facilities.

George Mason conducts its business from eight leased facilities which range in size from 1,428 square feet to 22,056 square feet. The leases have various expiration dates through 2008 and generally do not have renewal options.

Our headquarters facility in Tysons Corner, Virginia comprises 31,880 square feet of leased office space. This lease expires in January 2010 but has renewal options. In addition to housing various administrative functions—including accounting, data processing, compliance, treasury, marketing, deposit and loan operations—our commercial and industrial and commercial real estate lending functions are located there.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed for quotation on the Nasdaq National Market under the symbol “CFNL.” Prior to December 17, 2003, our common stock was listed for quotation on the Nasdaq SmallCap Market under the same symbol. As of December 31, 2004, our common stock was held by 691 shareholders of record. In addition, we estimate that there were 4,800 beneficial owners of our common stock who own their shares through brokers or banks.

The high and low sale prices per share for our common stock for each quarter of 2004 and 2003 as reported on the Nasdaq National Market and, prior to December 17, 2003, on the Nasdaq SmallCap Market, were as follows:

Periods Ended	High	Low
2004
First Quarter	$9.80	$8.15
Second Quarter	9.92	8.49
Third Quarter	9.64	8.40
Fourth Quarter	11.42	9.21
2003
First Quarter	$5.45	$4.30
Second Quarter	7.01	5.13
Third Quarter	7.08	6.10
Fourth Quarter	8.68	6.40

We have not declared or distributed any cash dividends to the holders of our common shares, and we have no current intentions to declare a cash dividend in the foreseeable future. Our board of directors intends to follow a policy of retaining any earnings to provide funds to operate and expand our business. Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions.

Our ability to distribute cash dividends will depend primarily on the ability of our subsidiaries to pay dividends to us. Cardinal Bank is subject to legal limitations on the amount of dividends it is permitted to pay. Furthermore, neither Cardinal Bank nor we may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Government Regulation and Supervision—Payment of Dividends” in Item 1 above.

Item 6.        Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data:
Interest income	$40,522	$24,602	$20,242	$16,577	$11,150
Interest expense	15,969	9,429	9,586	7,500	4,740
Net interest income	24,553	15,173	10,656	9,077	6,410
Provision for loan losses	1,626	1,001	444	1,202	753
Net interest income after provision for loan losses	22,927	14,172	10,212	7,875	5,657
Non-interest income	9,409	3,829	2,864	3,157	2,098
Non-interest expense	27,154	15,355	13,605	23,756	11,726
Net income (loss) before income taxes	5,182	2,646	(529)	(12,724)	(3,971)
Provision (benefit) for income taxes	1,713	(3,508)	—	—	—
Net income (loss)	3,469	6,154	(529)	(12,724)	(3,971)
Dividends to preferred shareholders	—	495	495	503	171
Net income (loss) to common shareholders	$3,469	$5,659	$(1,024)	$(13,227)	$(4,142)
Balance Sheet Data:
Total assets	$1,211,576	$636,248	$486,323	$279,584	$207,048
Loans receivable, net of deferred fees and costs	489,896	336,002	249,106	200,911	154,271
Allowance for loan losses	5,878	4,344	3,372	3,104	1,900
Loans held for sale, at lower of cost or market, net	365,454	—	—	—	—
Total investment securities	289,507	273,614	163,665	34,147	6,935
Total deposits	824,210	474,129	423,479	246,024	163,371
Other borrowed funds	201,085	74,457	2,000	9,824	7,287
Total shareholders’ equity	95,105	85,412	40,712	20,624	34,112
Preferred shares outstanding	—	1,364	1,365	1,365	1,411
Common shares outstanding	18,463	16,377	10,044	4,294	4,253
Per Common Share Data:
Basic net income (loss)	$0.19	$0.55	$(0.13)	$(3.11)	$(0.98)
Fully diluted net income (loss)	0.19	0.54	(0.13)	(3.11)	(0.98)
Book value	5.15	4.80	3.37	3.21	6.36
Tangible book value	4.36	4.80	3.31	3.06	4.11
Performance Ratios:
Return on average assets	0.37%	1.18%	(0.14)%	(5.24)%	(2.72)%
Return on average equity	3.69	13.84	(1.61)	(39.14)	(12.72)
Net interest margin(1)	2.72	3.00	2.92	4.17	4.82
Efficiency ratio(2)	83.97	85.30	104.05	215.34	151.21
Non-interest income to average assets	1.00	0.73	0.74	1.30	1.44
Non-interest expense to average assets	2.90	2.94	3.50	9.79	8.03
Loans receivable, net of fees to total deposits	59.44	70.87	58.82	81.66	94.43
Asset Quality Ratios:
Net charge-offs to average loans receivable, net of fees	0.02%	0.01%	0.05%	—%	—%
Non-performing loans to loans receivable, net of fees	0.11	0.12	0.39	0.46	0.38
Non-performing loans to total assets	0.05	0.06	0.20	0.33	0.28
Allowance for loan losses to nonperforming loans	1,074.60	1,102.54	345.49	334.84	323.68
Allowance for loan losses to loan receivable, net of fees	1.20	1.29	1.35	1.54	1.23
Capital Ratios:
Tier 1 risk-based capital	12.65%	19.66%	12.25%	9.04%	18.89%
Total risk-based capital	13.40	20.66	13.35	10.42	19.94
Leverage capital ratio	8.83	15.45	8.97	8.57	17.39
Other:
Average shareholders’ equity to average total assets	10.05%	7.84%	8.45%	13.39%	21.37%
Average loans receivable, net of fees to average total deposits	59.97%	63.02%	59.36%	91.69%	97.03%
Average common shares outstanding:
Basic	18,448	10,218	7,949	4,258	4,246
Diluted	18,705	11,468	7,949	4,258	4,246

(1)             Net interest margin is calculated as net interest income divided by total average earning assets.

(2)             Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income after provision for loan losses and non-interest income.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following presents management’s discussion and analysis of our consolidated financial condition at December 31, 2004 and 2003 and the results of our operations for the years ended December 31, 2004, 2003 and 2002. The discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

Overview

Cardinal Financial Corporation (“Cardinal”), a locally owned and managed financial holding company headquartered in Tysons Corner, Virginia, is committed to providing superior customer service, a diversified mix of financial products and services, and convenient banking to our retail and business consumers. We own Cardinal Bank, a state-chartered community bank, and Cardinal Wealth Services, Inc., an investment services subsidiary. Through these two subsidiaries and George Mason, a subsidiary of Cardinal Bank, we offer a wide range of banking products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting loan and depository relationships with small and medium-sized businesses as well as commercial real estate developers, builders, and professionals such as physicians, accountants and attorneys. We have nineteen retail branch locations and provide competitive retail products and services. We complement our core banking operations by offering investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc.

On July 7, 2004, we acquired George Mason from United Bank—Virginia, a wholly owned subsidiary of United Bankshares, Inc. in a cash transaction for $17.0 million. This transaction resulted in the recognition of $12.9 million of goodwill. This transaction was accounted for as a purchase, and George Mason’s assets and liabilities were recorded at fair value as of the purchase date. George Mason’s operating results are included in the consolidated results since the date of the acquisition. George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through nine branches located throughout the metropolitan Washington region. George Mason has approximately 200 employees and does business in eight states, including Virginia, Maryland and the District of Columbia. George Mason is one of the significant residential mortgage originators in the greater Washington metropolitan area, reporting originations of over $4.5 billion in 2003 and $3.2 billion in 2002. George Mason’s primary sources of revenue include net interest income earned on loans held for sale, gain on the sale of loans held for sale and contractual management fees earned relating to the management of other entities’ activities. Loans are made pursuant to purchase commitments and are sold servicing released.

In July 2004, the Company formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”). These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. These securities are redeemable at a premium through March 2008 and at par thereafter. The Company has guaranteed payment of these securities. The $20.6 million payable by the Company to Cardinal Statutory Trust I is included in other borrowed funds in the Consolidated Statements of Condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as the Company is not the primary beneficiary of this entity. The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

Net interest income is our primary source of revenue. We define revenue as net interest income plus non-interest income. As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk to maximize, and concurrently stabilize, net interest income. We do this by monitoring the spread between the interest rates earned on interest earning assets and the interest rate paid on interest bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it.  In addition to management of interest rate risk, we analyze our loan portfolio for exposure to credit risk. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. In addition to net interest income, non-interest income is an increasingly important source of income for us and includes service charges on deposits and loans, investment fee income, gains on sales on investment securities available-for-sale, gains on sale of loans held for sale and management fee income. Our acquisition of George Mason in July 2004 has resulted in non-interest income becoming a larger component of our total revenues.

Net interest income and non-interest income represented the following percentages of total revenue for the three years ended December 31, 2004:

	Net Interest Income	Non-Interest Income
2004	72.3%	27.7%
2003	79.8%	20.2%
2002	78.8%	21.2%

We anticipate that non-interest income will be a larger percentage of our total revenue in 2005 than it was in 2004 since we will have owned George Mason for a full year in 2005 compared to a half year in 2004.

Our business strategy is to grow through geographic expansion while maintaining strong asset quality and achieving sustained profitability. We completed a secondary common stock offering that raised $41.7 million in capital in December 2003 and an additional $6.3 million in capital following the exercise of the underwriters’ over allotment option in January 2004. This capital is being used to support the continuing expansion of our branch office network and balance sheet growth. As a result of this increased capital and retained earnings, we increased our legal lending limit to $13.9 million as of December 31, 2004, which allows us to more quickly expand our commercial and real estate lending loan portfolios. We expect to increase our loan-to-deposit ratio and shift the mix of our earning assets to higher yielding loans. We used $17.0 million of the cash that was raised in December 2003 and January 2004 to acquire George Mason. George Mason adds to our plans to increase our selection of banking products and financial services and diversify our revenue base, increase fee income, and strengthen customer relationships.

Risks Factors

We have operated at a cumulative loss since our inception.

We have operated at a cumulative loss since our organization in 1997. While we reported net income of $3.5 million in 2004 and $5.7 million in 2003, we cannot assure you that we will be able to continue to operate at a profit as we continue to grow.

We may not be able to successfully manage our growth or implement our growth strategies, which may adversely affect our results of operations and financial condition.

During the last five years, we have experienced significant growth, and a key aspect of our business strategy is our continued growth and expansion. Our ability to continue to grow depends, in part, upon our ability to:

•  open new branch offices or acquire existing branches or other financial institutions;

•  attract deposits to those locations; and

•  identify attractive loan and investment opportunities.

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future. Our ability to manage our growth successfully also will depend on whether we can maintain capital levels adequate to support our growth and maintain cost controls and asset quality.

As we continue to implement our growth strategy by opening new branches or acquiring branches or other banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new branches, we must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to branch aggressively could depress our earnings in the short run, even if we efficiently execute our branching strategy.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our Chairman, President and Chief Executive Officer, Bernard H. Clineburg, and our other executive and senior lending officers. We have entered into employment agreements with Mr. Clineburg and three other executive officers. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of Mr. Clineburg or other key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings. We do not maintain key man life insurance policies on any of our executives.

The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. We may pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past. Changes in interest rates will affect our operating performance and financial condition in diverse ways. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

We may be adversely affected by economic conditions in our market area.

We are headquartered in northern Virginia, and our market includes the greater Washington, D.C. metropolitan area. Because our lending is concentrated in this market, we will be affected by the general economic conditions in the greater Washington area, which may be impacted by the level of federal government spending. Changes in the economy, and government spending in particular, may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally could negatively affect our financial condition and performance.

In recent years, there has been a proliferation of technology and communications businesses in our market area. The recent economic recession and the downturn in those industries have had a significant adverse impact on a number of those businesses. Although we do not have significant credit exposure to these businesses, the downturn in these industries could have a negative impact on local economic conditions and real estate collateral values generally, which could negatively affect our profitability.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as a deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed our current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associates, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our nonbank competitors are not subject to the same extensive regulations that govern us. As a result, these nonbank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Our profitability and the value of your investment may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not our shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions who are not subject to similar regulation in stronger, more favorable competitive positions.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock.

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the generation of additional deposits at new branch locations as well as investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

Off Balance Sheet Risks

In the normal course of business we issue loan commitments, stand-by letters of credit and enter into guarantees which are not reflected in the consolidated statements of condition. Such arrangements could expose us to additional risk of loss. See Note 20 to the consolidated financial statements for additional information.

Caution About Forward Looking Statements

We make certain forward looking statements in this Form 10-K that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•       the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•       changes in interest rates and their policies;

•       risks inherent in making loans such as repayment risks and fluctuating collateral values;

•       the successful management of interest rate risk;

•       maintaining cost controls and asset quality as we open or acquire new branches;

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

•       changes in banking, other laws and regulations applicable to us; and

•       other factors discussed in “Risk Factors” above.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Financial Developments

Prior to March 2002, Cardinal was a multi-bank organization. In 2002, we completed the consolidation of our original four banking subsidiaries into a single bank in order to reduce costs and streamline operations and decision-making.

As a result of the bank consolidation noted above, we reduced staffing levels during the fourth quarter of 2001. We reduced our number of employees from 138 on June 30, 2001 to 105 as of December 31, 2001. Most of the staff reductions were made in the commercial lending area of the bank, which had become overstaffed in light of the shift in strategy from four banks to one. We also made significant reductions in staff in our centralized administration areas, including accounting, deposit operations and credit administration. We have grown our branch banking network from seven locations at the end of 2001 to eighteen locations at the end of 2004. This growth, combined with the acquisition of George Mason, has resulted in the number of our employees increasing from 105 at the beginning of 2002 to 385 at the end of 2004.

Our 2001 restructuring resulted in significant savings in operating costs during 2002. However, an other than temporary write down of $1.7 million on a WorldCom bond recorded in the second quarter of 2002, created a reported net loss to common shareholders of $1.0 million for the year ended December 31, 2002.

The year ended December 31, 2003 was our first full year of profitability. We reported net income of $5.7 million or $0.54 per diluted common share in 2003. Included in this net income was an income tax benefit of $3.5 million attributable to the recognition of deferred tax assets since we determined that it was more likely than not that these assets would be utilized. The pretax profit to common shareholders in 2003 was $2.6 million, which was achieved through continued growth in our earning assets, as well as increases in non-interest income, primarily attributable to $1.4 million of realized gains on sales of investment securities available-for-sale. These sales were from our mortgage-backed investment securities available-for-sale portfolio, which had accelerated prepayment speeds as a result of the low mortgage rate environment experienced during 2003. We sold these securities with realized gains and reinvested the funds in our loan and investment securities portfolio. We do not have plans to record such gains in the future, although we may sell portions of our available-for-sale investment securities portfolio as needed for liquidity or interest rate risk management purposes.

The year ended December 31, 2004 was our second full year of profitability. For the year, we reported net income of $3.5 million. George Mason is included in our operating results since July 7, 2004 and contributed approximately $1.4 million to consolidated net income during 2004. The decrease in net income from the prior year is the result of the one-time income tax benefit recorded in 2003. Pretax income in 2004 was $5.2 million compared to $2.6 million in 2003. Total assets increased by $575.3 million in 2004, from $636.2 million at December 31, 2003, to $1.21 billion at December 31, 2004. Total deposits increased by $350.1 million in 2004, from $474.1 million at December 31, 2003, to $824.2 million at December 31, 2004.

Critical Accounting Policies

General

U.S generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such judgments, assumptions or estimates may have a significant impact on the consolidated financial statements. Actual results could differ from those estimates.

The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the accounting for business combinations, the determination of the allowance for loan losses, accounting for economic hedging activities, and the valuation allowance for deferred tax assets.

Accounting for Business Combinations

We account for acquisitions of other businesses in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141, Business Combinations. This statement mandates the use of purchase accounting and, accordingly, assets and liabilities, including previously unrecorded assets and liabilities, are recorded at fair values as of the acquisition date. We utilize a variety of valuation methods to estimate fair value of acquired assets and liabilities. These methodologies are often based upon assumptions and estimates which may change at a future date and require that the carrying amount of assets and liabilities acquired be adjusted. To reduce the possibility of future adjustments, we have utilized independent consultants to identify and value identifiable purchased intangibles. The difference between the fair value of assets acquired less the fair value of liabilities acquired is recorded as goodwill. Goodwill and any other intangible assets are accounted for in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill will not be amortized but will be tested on at least an annual basis for impairment.

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrowers. As a part of our analysis, we use comparative peer group data, duration factors and qualitative factors such as levels of and trends in delinquencies and non-accrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support our estimates.

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

Hedging

We account for our derivatives and hedging activities in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activity (“SFAS No. 133), as amended by FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

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

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into best efforts delivery forward loan sale contracts. These forward contracts are marked to market through earnings and are not designated as accounting hedges under Statement No. 133. The change in the fair value of loan commitments and the change in the fair value of forward sales contracts generally move in opposite directions and, accordingly, impact of changes in these valuations on net income during the loan commitments period is generally inconsequential.

Although the forward loan sale contracts also serve as an economic hedge of loans held for sale, forward contracts have not been designated as accounting hedges under Statement No. 133 and, accordingly, loans held for sale are accounted for at the lower of cost or market in accordance with Statement No. 65, Accounting for Certain Mortgage Banking Activities.

Valuation of Deferred Tax Assets

We record a provision for income tax expense based on the amounts of current taxes payable (or refundable) and the change in net deferred tax assets or liabilities during the year. Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance. The amount of any valuation allowance established is based upon an estimate of the deferred tax asset that is probable of recovery. The establishment of a valuation allowance increases the provision for income taxes.

New Financial Accounting Standards

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provided guidance for evaluating whether an investment in debt and equity securities is other-than-temporarily impaired and was effective for other than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. According to EITF 03-1, a security is impaired when its fair value is less than its carrying value, and an impairment is other-than-temporary if the investor does not have the “ability and intent” to hold the investment until a forecasted recovery of its carrying amount. EITF 03-1 requires that once an investment is determined to be impaired, the impairment must be assessed using the ability-and-intent-to-hold criterion regardless of the severity or amount of the impairment. If the impairment is determined to be other-than-temporary, an impairment loss should be recognized in earnings. The FASB staff subsequently issued FSP EITF 03-1-1, which deferred the application of measurement provisions of EITF 03-1. The FASB determined that a delay in the effective date of those provisions was necessary until it can issue additional guidance on the application of EITF 03-1. The disclosure provisions of EITF 3-01 remain effective.

In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payments:  an Amendment of FASB Statements 123 and 95. This statement requires that companies recognize to the income statement the grant-date fair value of stock options and other equity-based compensation. This statement requires that stock awards be classified as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value as of each reporting date. This statement is effective for the Company in the third quarter of 2005. We estimate that this new standard will result in an increase in pretax expense of approximately $138,000 in the second half of 2005 compared to the first six months of 2005.

Financial Overview

2004 Compared to 2003

At December 31, 2004, total assets were $1.21 billion, an increase of 90.4% or $575.3 million, compared to $636.2 million at December 31, 2003. Total loans receivable, net of deferred fees and costs, increased 45.8% or $153.9 million, to $489.9 million at December 31, 2004, compared to $336.0 million at December 31, 2003. Total investment securities increased by $15.9 million or 5.8%, to $289.5 million at December 31, 2004, compared to $273.6 million at December 31, 2003. Total deposits increased 73.8% or $350.1 million, to $824.2 million at December 31, 2004, compared to $474.1 million at December 31, 2003. Other borrowed funds, which primarily include repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, increased $126.6 million to $201.1 million at December 31, 2004, compared to $74.5 million at December 31, 2003. During 2003, we introduced repurchase agreements to our customers, which totaled $25.5 million at December 31, 2003 and $30.4 million at December 31, 2004. Advances from the Federal Home Loan Bank of Atlanta were $49.0 million at December 31, 2003, and $137.0 million at December 31, 2004.

Shareholders’ equity at December 31, 2004 was $95.1 million, an increase of $9.7 million, compared to $85.4 million at December 31, 2003. The increase in shareholders’ equity was primarily attributable to $6.3 million of additional equity raised as a result of the underwriters exercising in January 2004 their over allotment option in connection with our 2003 stock offering and net income of $3.5 million. Total shareholders’ equity to total assets at December 31, 2004 and 2003 were 7.9% and 13.4%, respectively. Book value per share at December 31, 2004 and 2003 was $5.15 and $4.80, respectively. Total risk based capital to risk weighted assets was 13.40% at December 31, 2004 compared to 20.66% at December 31, 2003. Accordingly, the Company was considered “well capitalized” for regulatory purposes at December 31, 2004. Risk based capital to risk weighted assets declined from 2003 to 2004 despite our issuance of $20.0 million of trust preferred securities, which is included as a component of regulatory capital, because of our growth during 2004 and the fact that goodwill and intangibles, which increased by $14.7 million as a result of the George Mason acquisition, are excluded from regulatory capital.

We recorded net income of $3.5 million, or $0.19 per diluted common share, for the year ended December 31, 2004, compared to net income of $5.7 million or $0.54 per diluted common share, for the comparable period in 2003. As previously noted, 2003’s net income included an income tax benefit of $3.5 million attributable to the recognition of prior periods’ net operating loss carryforwards. We recorded pretax income of $5.2 million for the year ended December 31, 2004, compared to $2.6 million for year ended December 31, 2003. The 2003 results included the effect of preferred stock dividends of $495,000. All outstanding shares of the preferred stock were converted into shares of our common stock in March 2004.

The return on average assets for the years ended December 31, 2004 and 2003 was 0.37% and 1.18%, respectively. The return on average equity for the years ended December 31, 2004 and 2003 was 3.69% and 13.84%, respectively.

2003 Compared to 2002

Our net income for the year ended December 31, 2003 was $5.7 million or $0.54 per diluted common share, compared with a loss of $1.0 million or $0.13 per diluted common share for the same period of 2002. The 2002 loss included an other than temporary impairment of $1.7 million of an investment in a WorldCom bond that we recorded in the second quarter of 2002. If the impact of the WorldCom impairment was excluded, we would have reported net income of $636,000, or $0.08 per diluted common share, for the year ended December 31, 2002. Table 1 shows a reconciliation of GAAP to Non-GAAP financial measures, which we believe appropriately compares our operating results for 2004, 2003 and 2002 by excluding the other than temporary impairment. Results are presented after the effect of dividends paid to preferred shareholders of $495,000 during each of 2003 and 2002. The return on average assets for the years ended December 31, 2003 and 2002 were 1.18% and (0.14)%, respectively. The return on average equity for the years ended December 31, 2003 and 2002 were 13.84% and (1.61)%, respectively.

Total assets increased $149.9 million, or 30.8%, to $636.2 million at December 31, 2003, compared to $486.3 million at December 31, 2002. Asset growth was funded primarily by a $72.5 million increase in other borrowed funds to $74.5 million at December 31, 2003, a $44.7 million increase in equity capital which was primarily the result of our secondary stock offering in December 2003, and an increase in deposits of $50.7 million to $474.1 million at December 31, 2003. The strong growth experienced during 2003 is attributed to aggressive promotion of our products through advertising and direct mail in addition to the opening of three branches in 2003.

As noted above, total shareholders’ equity increased $44.7 million to $85.4 million at December 31, 2003 compared to $40.7 million at December 31, 2002. This increase was primarily a result of the completion of our secondary common stock offering in December 2003, which raised $41.7 million of additional capital. Book value per common share increased to $4.80 at December 31, 2003 compared to $3.37 at December 31, 2002. The ratio of risk-based capital to risk-based assets increased to 20.66% at

December 31, 2003 compared to 13.35% at December 31, 2002. Total shareholders’ equity to total assets at December 31, 2003 and 2002 were 13.4% and 8.4%, respectively.

Table 1.

Reconciliation of GAAP to Non-GAAP Financial Measures
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except per share data)

	2004	2003	2002
Reported net income (loss) to common shareholders	$3,469	$5,659	$(1,024)
Less impairments:
Other than temporary impairment of WorldCom bond	—	—	1,660
Net income (loss) without impairments	$3,469	$5,659	$636
Reported net income (loss) per common share	$0.19	$0.55	$(0.13)
Less impairments:
Other than temporary impairment of WorldCom bond	—	—	0.21
Earnings (loss) per common share without impairments	$0.19	$0.55	$0.08

Statements of Operations

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-bearing assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. During 2002 and continuing in 2003, we experienced a weakened economy that had entered into a recessionary phase early in 2001. During 2001, the Federal Reserve lowered rates eleven times in order to generate economic growth. During the fourth quarter of 2002, in response to this weakening economy and the lack of any inflationary pressures, the Federal Reserve lowered rates an additional 50 basis points. During the second quarter of 2003, the Federal Reserve again decreased interest rates another 25 basis points. At the end of 2003, the prime lending rate was at 4.00%, its lowest level in over forty years. During 2004 and into 2005 as economic activity has increased, the Federal Reserve raised the key federal funds rate six times to 2.50%. The prime lending rate increased from 4.00% at the end of 2003 to 5.50% at the end of 2004. See “Interest Rate Sensitivity” for further information.

Net interest income for the year ended December 31, 2004 was $24.6 million, compared to $15.2 million for the year ended December 31, 2003, an increase of $9.4 million, or 61.8%. The increase in net interest income is a result of increases in average volume of investment securities, loans held for sale and loans receivable, net of the impact of decreased yields during 2004, compared with the same period of 2003. These net increases were funded through the increases in total deposits and other borrowed funds.

Our net interest margin for the years ended December 31, 2004 and 2003 was 2.72% and 3.00%, respectively, as a result of earning asset yields declining more quickly than the cost of interest-bearing liabilities. The average yield on interest earning assets decreased to 4.49% in 2004 from 4.86% in 2003 and our cost of interest-bearing liabilities decreased to 2.17% in 2004 from 2.31% in 2003. The yield on other borrowed funds, which generally are shorter term fundings and which we utilized to a greater extent in 2004 than 2003 as a result of the George Mason acquisition, increased 50 basis points to 2.18% for 2004 compared to 1.68% for 2003.

Total earning assets increased by 88.3% to $1.16 billion at December 31, 2004, compared to $616.7 million at December 31, 2003. This resulted primarily from a $365.5 million increase in loans held for sale as a result of our George Mason acquisition and a $153.9 million increase in loans receivable. These increases were funded by deposit growth of $350.1 million, or 73.8%, and other borrowed funds and warehouse financing growth of $156.9 million over December 31, 2003 balances. In addition, other borrowed funds increased by $126.6 million during 2004 to $201.1 million at December 31, 2004, compared to $74.5 million at December 31, 2003.

Average loans receivable increased $118.7 million to $391.4 million during 2004 from $272.8 million in 2003. Average balances of nonperforming assets, which consist of non-accrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2004 and 2003. Additional interest income of approximately $25,000 for 2004 and $39,000 for 2003 would have been realized had all nonperforming assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

Average total deposits increased $219.9 million to $652.7 million in 2004 from $432.8 million in 2003. The largest increase in average deposit balances was experienced in certificates of deposit, an increase of $194.8 million compared to 2003, a result of our branch expansion and increased advertising of our rates on certificates of deposit. In addition, to assist in the funding of George Mason’s loans held-for-sale, we began using the brokered certificates of deposit market during 2004. At December 31, 2004, we had $86.7 million of brokered certificates of deposit. Our utilization of the brokered certificates of deposit market averaged $52.3 million in 2004.

Net interest income was $15.2 million for the year ended December 31, 2003, up $4.5 million or 42.3% from 2002. The increase was primarily due to the increase in loans and investment securities available-for-sale during 2003, funded through the increase in total deposits and shareholders’ equity.

Our net interest margin for the years ended December 31, 2003 and 2002 was 3.00% and 2.92%, respectively. The increase in the net interest margin was a result of the decrease in the cost of interest-bearing liabilities offset slightly by the decrease in the yield on average earning assets. The average yield on interest earning assets decreased to 4.86% in 2003 from 5.54% in 2002 and our cost of interest-bearing liabilities decreased to 2.31% in 2003 from 3.27% in 2002. The decrease in our cost of interest-bearing deposits is primarily the result of our decreasing the rate on our President’s Club relationship product to 1.51%, down from 2.00% at December 31, 2002. In addition, the yield on other borrowed funds decreased 231 basis points to 1.68% at December 31, 2003 compared to December 31, 2002.

Total earning assets increased by 37.0% to $616.7 million at December 31, 2003, compared to $450.3 million at December 31, 2002. This increase consisted mainly of an $86.9 million, or 34.9% increase in loans receivable, net of fees and a $109.9 million, or 67.2% increase in total investment securities. These increases were funded by deposit growth of $50.7 million, or 12.0%, and other borrowed funds growth of $72.5 million over December 31, 2002 balances. In addition, proceeds from our secondary common stock offering of $41.7 million funded our earning asset growth as of December 31, 2003.

Average total loans increased $66.1 million to $272.8 million during 2003 from $206.7 million in 2002. Average balances of non-performing assets, which consist of non-accrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2003 and 2002. Additional interest income of approximately $39,000 for 2003 and $37,000 for 2002 would have been realized had all non-performing assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

Average total deposits increased $84.7 million to $432.8 million in 2003 from $348.1 million in 2002. The largest increase in average deposit balances was experienced in certificates of deposit, an increase of $42.9 million compared to 2002 and a result of our branch expansion and increased advertising of our rates on certificates of deposit.

The following is a summary of our average earning and non-earning assets and interest-bearing and non-interest-bearing liabilities for the three years ended December 31, 2004 and the resulting yields and cost of funding for those years.

Table 2.

Average Balance Sheets and Interest Rates on Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2004, 2003 and 2002

	2004			2003			2002
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1):
Commercial and industrial	$58,293	$3,046	5.23%	$50,188	$3,101	6.18%	$52,960	$3,696	6.98%
Real estate—commercial	170,730	10,617	6.22%	121,345	8,422	6.94%	91,289	7,276	7.97%
Real estate—construction	52,459	3,024	5.76%	20,427	1,131	5.54%	6,156	375	6.09%
Real estate—residential	49,057	2,780	5.67%	38,059	2,414	6.34%	20,139	1,534	7.62%
Home equity lines	52,221	1,856	3.55%	33,720	1,121	3.32%	23,711	993	4.19%
Consumer	8,665	552	6.37%	9,026	662	7.33%	12,399	924	7.45%
Total loans	391,425	21,875	5.59%	272,765	16,851	6.18%	206,654	14,798	7.16%
Loans held for sale, net	181,700	6,814	3.75%	—	—	0.00%	—	—	0.00%
Investment securities available-for- sale	161,741	5,830	3.60%	152,915	5,026	3.29%	101,589	4,501	4.43%
Investment securities held-to- maturity	151,286	5,622	3.72%	67,685	2,483	3.67%	—	—	0.00%
Other investments	6,139	251	4.09%	2,906	135	4.65%	1,253	72	5.75%
Federal funds sold	10,473	130	1.24%	9,753	107	1.10%	55,773	871	1.56%
Total interest-earning assets and interest income	902,764	40,522	4.49%	506,024	24,602	4.86%	365,269	20,242	5.54%
Non-interest-earning assets:
Cash and due from banks	11,015			10,291			18,595
Premises and equipment, net	11,229			5,249			4,820
Goodwill and other intangibles	7,515			646			651
Accrued interest and other assets	8,533			3,265			2,551
Allowance for loan losses	(4,759)			(3,652)			(3,060)
Total assets	$936,297			$521,823			$388,826
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	151,727	2,016	1.33%	147,746	2,375	1.61%	114,350	3,073	2.69%
Money markets	26,304	155	0.59%	26,722	208	0.78%	28,667	525	1.83%
Statement savings	7,806	58	0.74%	5,389	35	0.65%	4,305	52	1.21%
Certificates of deposit	377,770	10,465	2.77%	182,922	6,038	3.30%	140,033	5,714	4.08%
Total interest-bearing deposits	563,607	12,694	2.25%	362,779	8,656	2.39%	287,355	9,364	3.26%
Other borrowed funds	139,637	3,047	2.18%	46,069	773	1.68%	5,564	222	3.99%
Warehouse financing	31,981	228	0.71%	—	—	0.00%	—	—	0.00%
Total interest-bearing liabilities and interest expense	735,225	15,969	2.17%	408,848	9,429	2.31%	292,919	9,586	3.27%
Non-interest-bearing liabilities:
Demand deposits	89,114			70,030			60,786
Other liabilities	17,847			2,043			2,282
Preferred shareholders’ equity	1,589			6,824			6,825
Common shareholders’ equity	92,522			34,078			26,014
Total liabilities and shareholders’ equity	$936,297			$521,823			$388,826
Net interest income and net interest margin(2)		$24,553	2.72%		$15,173	3.00%		$10,656	2.92%

(1)                Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for years presented.

(2)                We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Table 3.

Rate and Volume Analysis
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004 Compared to 2003			2003 Compared to 2002
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:
Loans(1):
Commercial and industrial	$501	$(556)	$(55)	$(193)	$(402)	$(595)
Real estate—commercial	3,428	(1,233)	2,195	2,396	(1,250)	1,146
Real estate—construction	1,774	119	1,893	869	(113)	756
Real estate—residential	698	(332)	366	1,365	(485)	880
Home equity lines	615	120	735	419	(291)	128
Consumer	(26)	(84)	(110)	(251)	(11)	(262)
Total loans	6,990	(1,966)	5,024	4,605	(2,552)	2,053
Loans held for sale, net	6,814	—	6,814	—	—	—
Investment securities available-for-sale	290	514	804	2,274	(1,749)	525
Investment securities held-to-maturity	3,067	72	3,139	2,483	—	2,483
Other investments	150	(34)	116	95	(32)	63
Federal funds sold	8	15	23	(719)	(45)	(764)
Total interest income	17,319	(1,399)	15,920	8,738	(4,378)	4,360
Interest expense:
Interest-bearing deposits:
Interest checking	64	(423)	(359)	897	(1,595)	(698)
Money markets	(3)	(50)	(53)	(36)	(281)	(317)
Statement savings	16	7	23	13	(30)	(17)
Certificates of deposit	6,432	(2,005)	4,427	1,750	(1,426)	324
Total interest-bearing deposits	6,509	(2,471)	4,038	2,624	(3,332)	(708)
Other borrowed funds	1,570	704	2,274	1,616	(1,065)	551
Warehouse financing	228	—	228	—	—	—
Total interest expense	8,307	(1,767)	6,540	4,240	(4,397)	(157)
Net interest income(2)	$9,012	$368	$9,380	$4,498	$19	$4,517

(1)          Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for years presented.

(2)          We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Interest Rate Sensitivity

We are exposed to various business risks including interest rate risk. Our goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that we maintain. We manage interest rate risk through an asset and liability committee (“ALCO”). ALCO is responsible for managing the interest rate risk for the company in conjunction with liquidity and capital management.

In managing interest rate sensitivity, the ALCO committee until the third quarter of 2004 primarily used gap analysis. Gap analysis attempts to determine the volume of interest sensitive assets less interest sensitive liabilities in various time intervals. The difference is the interest sensitivity gap which indicates how future changes in interest rates may affect net interest income. At December 31, 2003, we were liability sensitive within a one year time horizon, which means that rising rates had an adverse impact on net interest income. A negative gap, or liability sensitive position exists when we have more interest sensitive liabilities maturing within a certain time frame than interest sensitive assets.

Based on gap analysis, we could then simulate how changes in interest rates would impact net interest income. We maintained guidelines on both the level of acceptable gaps as well as guidelines for negative variances of net interest income given certain interest rate changes.

Beginning with the interest rate sensitivity analysis for the third quarter of 2004, we hired an independent consulting firm to model the interest rate sensitivity of the company. Instead of gap analysis, we began using a net interest income simulation model as our primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as NOW, Money Market and savings accounts. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be given changes in interest rates. The rate simulations performed include a ramped rate change of down 100 basis points and up 200 basis points over a two year time period. In the ramped rate change, the model moves rates gradually down 100 basis points over the first year and then rates remain flat in the second year. For the up 200 basis point scenario, rates are gradually moved up 200 basis points in the first year and then rates remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

At December 31, 2004, we were asset sensitive. Asset sensitive means that we had more assets maturing and repricing than liabilities. We have a significant portion of our assets as floating rate assets and we have taken a significant amount of term funding through fixed rate, fixed term, certificates of deposit. In a rising rate environment, net interest income should grow for an asset sensitive bank. In the up 200 basis point scenario for one year, net interest income improves by not more than 10% compared to the base case and by not more than 15% over the two year time horizon. Being asset sensitive, net interest income declines compared to the base case in the down 100 basis point scenario. At December 31, 2004, net interest income has a negative variance to the base case of less than 6% for the one year period and a negative variance of less than 10% over the cumulative two year period.

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

The provision for loan losses was $1.6 million and $1.0 million for the years ended December 31, 2004 and 2003, respectively. The allowance for loan losses at December 31, 2004 was $5.9 million compared to $4.3 million at December 31, 2003. Our allowance for loan loss ratio at December 31, 2004 was 1.20% compared to 1.29% at December 31, 2003. The decrease in the allowance for loan loss ratio is primarily reflective of the shift in the loan mix in our portfolio and a slight improvement in overall loan quality. Our growth in the loan portfolio was mostly comprised of increases in our residential and commercial real estate loans and home equity loan portfolios, which require lower reserve coverage than other portions of the loan portfolio. We continued to experience strong loan quality with annualized net charged-off loans equal to 0.02% to average loans receivable for the year ended December 31, 2004, and non-performing loans equal to 0.11% of total loans as of December 31, 2004.

Provision for loan losses was $444,000 for 2002. The growth in loans during 2002 was comprised primarily of increases in our residential and home equity loan portfolios, which require lower reserve amounts than the remainder of the loan portfolio.

See “Critical Accounting Policies” above for more information on our allowance for loan losses methodology.

The following tables contain additional information pertaining to the calculation and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Table 4.

Allowance for Loan Losses
Years Ended December 31, 2004, 2003, 2002, 2001 and 2000
(Dollars in thousands)

	2004	2003	2002	2001	2000
Beginning balance, January 1	$4,344	$3,372	$3,104	$1,900	$726
Provision for loan losses	1,626	1,001	444	1,202	753
Transfer to liability on unfunded commitments	—	—	(74)	—	—
Assumed allowance for loan losses from acquisition of Heritage Bancorp, Inc.	—	—	—	—	421
Loans charged off:
Commercial and industrial	(100)	(74)	(63)	—	—
Consumer	(8)	(6)	(54)	—	—
Total loans charged off	(108)	(80)	(117)	—	—
Recoveries:
Commercial and industrial	14	43	12	2	—
Consumer	2	8	3	—	—
Total recoveries	16	51	15	2	—
Net (charge offs) recoveries	(92)	(29)	(102)	2	—
Ending balance, December 31,	$5,878	$4,344	$3,372	$3,104	$1,900

	2004	2003	2002	2001	2000
Loans:
Balance at year end	$489,896	$336,002	$249,106	$200,911	$154,271
Allowance for loan losses to loans receivable, net of fees	1.20%	1.29%	1.35%	1.54%	1.23%
Net charge-offs to average loans receivable	0.02%	0.01%	0.05%	0.00%	0.00%

Table 5.

Allocation of the Allowance for Loan Losses
At December 31, 2004, 2003, 2002, 2001 and 2000
(Dollars in thousands)

	2004		2003		2002
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$963	11.53%	$1,046	17.21%	$1,301	23.40%
Real estate—commercial	2,732	44.88%	1,662	41.56%	1,386	46.63%
Real estate—construction	768	14.18%	497	12.57%	19	2.32%
Real estate—residential	692	15.69%	418	12.64%	241	12.77%
Home equity lines	612	12.32%	486	12.84%	201	10.77%
Consumer	111	1.40%	235	3.18%	224	4.11%
Total allowance for loan losses	$5,878	100.00%	$4,344	100.00%	$3,372	100.00%

	2001		2000
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,149	28.71%	$612	32.22%
Real estate—commercial	1,270	43.37%	678	37.05%
Real estate—construction	34	3.18%	50	2.65%
Real estate—residential	98	7.20%	181	11.51%
Home equity lines	176	10.60%	126	9.65%
Consumer	377	6.94%	253	6.92%
Total allowance for loan losses	$3,104	100.00%	$1,900	100.00%

*                    Percentage of loan type to the total loan portfolio.

Non-Interest Income

Non-interest income includes service charges on deposits and loans, gains on the sale of loans held for sale, investment fee income, management fee income and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Non-interest income for the years ended December 31, 2004 and 2003 was $9.4 million and $3.8 million, respectively. The increase in non-interest income for the year ended December 31, 2004, compared to the same period of 2003, is primarily the result of increased gains on the sale of loans held for sale of $4.4 million as a result of our acquisition of George Mason in July 2004. Also contributing to the increase in non-interest income, and also as a direct result of the George Mason acquisition, management fee income rose by $1.7 million from 2003 to 2004. Offsetting these increases was a $1.1 million decrease in gains on sales of investment securities available-for-sale from 2003 to 2004. Management fees represent the income earned for services provided to other mortgage companies owned by local home builders. The 2003 gains on the sale of investment securities available-for-sale were recorded on sales of mortgage-backed securities with accelerated prepayment speeds, a result of the lower interest rate environment experienced during 2003. Service charges on deposit accounts increased and investment fees decreased slightly from 2003 levels. Deposit service charges increased primarily as a result of an increased number of transaction accounts and investment fees decreased primarily as a result of reduced finders fees earned by Cardinal Wealth Services. Loan service charges increased by $576,000 from 2003 to 2004.

Non-interest income increased by $965,000 from 2002 to 2003. As previously noted, due to the interest rate condition, we recorded gains on investment securities available-for-sale during 2003. In 2003, these gains were $840,000 greater than in 2002. In addition, gains on the sale of loans held for sale increased by $208,000 from 2002 to 2003. These gains, along with a $66,000 increase in service charges on deposit accounts, were partially offset by a $155,000 reduction in investment fee income.

The following table provides additional detail on non-interest income for the years ended December 31, 2004, 2003, and 2002.

Table 6.

Non-Interest Income
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Insufficient funds fee income	$540	$400	$305
Service charges on deposit accounts	202	231	206
Other fee income on deposit accounts	101	134	195
ATM transaction fees	205	107	100
Loan service charges	958	382	392
Investment fee income	657	785	940
Net gain on sales of loans	4,696	282	74
Management fee income	1,749	—	—
Net realized gain on investment securities available-for-sale	245	1,364	524
Net gain (loss) on sales of assets	(1)	—	39
Credit card fees	41	46	46
Other income	16	98	43
Total non-interest income	$9,409	$3,829	$2,864

Non-Interest Expense

Non-interest expense includes salaries and benefits, occupancy, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense was $27.2 million and $15.4 million for the years ended December 31, 2004 and 2003, respectively, an increase of $11.8 million, or 76.8%. The increase in non-interest expense for the year ended December 31, 2004, compared to 2003, is primarily the result of our George Mason acquisition and the branch expansion that has occurred over the past twelve months. Expenses related to the branch expansion are represented in the increases in our salaries and benefits expense and occupancy expense. Expenses have also increased in professional fees, marketing and advertising, and loan expenses to support our branch openings and strong asset growth over the past year. We expect non-interest expense to continue to increase going forward as we continue our branch expansion in 2005. We opened our 19th office in Sterling, Virginia in January 2005.

Non-interest expense was $15.4 million and $13.6 million for the years ended December 31, 2003 and 2002, respectively. The increase in non-interest expense was $1.8 million, or 12.9% for 2003 compared to 2002. During the second quarter of 2002, we recorded an other than temporary impairment of $1.7 million on an investment in a WorldCom bond. Increases in substantially all components of non-interest expense from 2002 to 2003 more than offset the year-to-year decrease attributable to the WorldCom bond, with salaries and benefits increasing $1.1 million or 18.9%, a $587,000 or 60.4% increase in occupancy costs, and a $294,000 or 39.9% increase in depreciation.

The following table reflects the components of non-interest expense for the years ended December 31, 2004, 2003 and 2002.

Table 7.

Non-Interest Expense
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Salary and benefits	$13,354	$6,797	$5,715
Occupancy	2,897	1,559	972
Professional fees	1,610	1,113	1,011
Depreciation	1,838	1,030	736
Amortization of intangibles	49	—	22
Writedown on corporate bond	—	—	1,660
Data processing	969	835	759
Stationary and supplies	965	387	317
Advertising and marketing	1,613	913	540
Telecommunications	611	396	276
Other taxes	548	390	248
Travel and entertainment	427	138	127
Bank operations	676	635	411
Premises and equipment	800	351	365
Miscellaneous	797	811	446
Total non-interest expense	$27,154	$15,355	$13,605

Income Taxes

We recorded a provision for income tax expense of $1.7 million for the year ended December 31, 2004. Our effective tax rate for the year ended December 31, 2004 was 33.0%

We recorded an income tax benefit of $3.5 million in the fourth quarter of 2003 primarily attributable to the recognition of deferred tax assets related to the net operating loss carryforwards. The benefit of our deferred tax asset was recognized based on a detailed assessment indicating that it is more likely than not that the benefit of these net operating losses and other deferred tax assets would be realized. Factors that were considered in our decision to record our income tax benefit were 2003 profitability, future projections of continued profitability and the completion of our common stock offering in December 2003. For more information, see “Critical Accounting Policies” earlier in this discussion. In addition, Note 12 to the Notes to Consolidated Financial Statements provides additional information with respect to the deferred tax accounts and the net operating loss carryforward.

Statements of Condition

Loans Receivable, Net

Total loans receivable, net of fees, were $489.9 million at December 31, 2004, an increase of $153.9 million, or 45.8%, compared to December 31, 2003. We achieved growth in all our loan categories with the exception of our commercial and industrial loans, and consumer loans. Commercial and industrial loans decreased $1.3 million as a result of experiencing more loan payoffs than fundings in this loan category. Consumer loans declined $3.9 million, or 36.2%, from December 31, 2003 to December 31, 2004, primarily as a result of repayments of boat loan participations that were purchased in 1999. As a result of our George Mason acquisition, we had $365.5 million of loans held for sale at December 31, 2004.

Loans receivable accounted for on a non-accrual basis at December 31, 2004 and December 31, 2003 were $547,000 and $390,000, respectively. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments as of December 31, 2004 and December 31, 2003, were $0 and $4,000, respectively. There are no loans as of December 31, 2004 and December 31, 2003 which are “troubled debt restructurings” as defined in FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

Interest income on non-accrual loans, if recognized, is recorded using the cash basis method of accounting. When a loan is placed on non-accrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years. While on non-accrual, the collection of interest is recorded as interest income only after all principal has been collected. When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status. Gross interest income that would have been recorded if the non-accrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2004 and 2003 were $25,000 and $39,000, respectively. The interest income realized prior to the loans being placed on non-accrual status for the years ended December 31, 2004 and 2003 were $21,000 and $1,000, respectively.

Total loans receivable, net of fees, increased $86.9 million to $336.0 million at December 31, 2003, as compared to December 31, 2002. The strongest growth was in commercial real estate loans, residential real estate loans and real estate construction loans.

Loans receivable accounted for on a non-accrual basis at December 31, 2002 was $917,000. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments as of December 31, 2002 was $59,000. There are no loans as of December 31, 2002 which are “troubled debt restructurings” as defined in FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Gross interest income that would have been recorded if the non-accrual loans had been current with their original terms and had been outstanding throughout the period, or since origination if held for part of the period for 2002 was $37,000.

The ratio of non-performing loans to total loans was 0.11%, 0.12% and 0.39% at December 31, 2004, 2003 and 2002, respectively.

The following tables represent the composition of our loans receivable portfolio at the end of each of the five years ended December 31, 2004 with additional information on non-performing loans receivable.

Table 8.

Loans Receivable
At December 31, 2004, 2003, 2002, 2001 and 2000
(Dollars in thousands)

	2004		2003		2002
Commercial and industrial	$56,512	11.53%	$57,854	17.21%	$58,292	23.40%
Real estate—commercial	220,012	44.88%	139,725	41.56%	116,135	46.63%
Real estate—construction	69,535	14.18%	42,243	12.57%	5,781	2.32%
Real estate—residential	76,932	15.69%	42,495	12.64%	31,808	12.77%
Home equity lines	60,408	12.32%	43,176	12.84%	26,831	10.77%
Consumer	6,816	1.40%	10,690	3.18%	10,235	4.11%
Gross loans	$490,215	100.00%	$336,183	100.00%	$249,082	100.00%
Add: net deferred (fees) costs	(319)		(181)		24
Less: allowance for loan losses	(5,878)		(4,344)		(3,372)
Loans receivable, net	$484,018		$331,658		$245,734

	2001		2000
Commercial and industrial	$57,665	28.71%	$49,646	32.22%
Real estate—commercial	87,116	43.37%	57,083	37.05%
Real estate—construction	6,397	3.18%	4,088	2.65%
Real estate—residential	14,469	7.20%	17,729	11.51%
Home equity lines	21,299	10.60%	14,867	9.65%
Consumer	13,941	6.94%	10,665	6.92%
Gross loans	$200,887	100.00%	$154,078	100.00%
Add: net deferred (fees) costs	24		193
Less: allowance for loan losses	(3,104)		(1,900)
Loans receivable, net	$197,807		$152,371

Table 9.

Non-Performing Loans Receivable
At December 31, 2004, 2003, 2002, 2001, and 2000
(Dollars in thousands)

	2004	2003	2002	2001	2000
Nonaccruing loans	$547	$390	$917	$361	$585
Loans contractually past-due 90 days or more	—	4	59	566	2
Total non-performing loans receivable	$547	$394	$976	$927	$587

The following table presents information on loan maturities and interest rate sensitivity.

Table 10.

Loan Maturities and Interest Rate Sensitivity
At December 31, 2004
(Dollars in thousands)

	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and industrial	$25,701	$21,280	$9,531	$56,512
Real estate—commercial	5,993	45,625	168,394	220,012
Real estate—construction	47,676	19,791	2,068	69,535
Real estate—residential	2,546	2,714	71,672	76,932
Home equity lines	—	3,298	57,110	60,408
Consumer	659	4,315	1,842	6,816
Total loans receivable	$82,575	$97,023	$310,617	$490,215
Fixed-rate loans		$34,463	$78,449	$112,912
Floating-rate loans		62,560	232,168	294,728
Total loans receivable		$97,023	$310,617	$407,640

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity. Investment securities were $289.5 million at December 31, 2004, an increase of $15.9 million or 5.8%, compared to investment securities at December 31, 2003.

During the third quarter of 2003, we transferred a portion of the available-for-sale investment securities portfolio to the held-to-maturity investment securities portfolio. Of the $289.5 million investment portfolio at December 31, 2004, $138.0 million were classified as held-to-maturity and $151.6 million were classified as available-for-sale. At December 31, 2004, the yield on the available-for-sale investment portfolio was 3.94% and the yield on the held-to-maturity portfolio was 3.98%.

Also, during the third quarter of 2003, we implemented a $25.0 million leverage strategy that allowed us to take advantage of the availability of low cost funds through advances from the Federal Home Loan Bank of Atlanta and purchase mortgage-backed investment securities. The impact of this strategy is an increase of approximately $100,000 in net interest income on a quarterly basis.

Total investment securities increased to $273.6 million at December 31, 2003, compared to $163.7 million at December 31, 2002. Strong deposit growth during 2003 made more funds available for investments. The portfolio yield decreased from 4.33% as of December 31, 2002 to 3.96% as of December 31, 2003 due to higher yielding investments having matured, been called or sold for a net realized gain and purchases of additional investments during 2003 yielding lower rates. The amount of investment securities available-for-sale decreased from December 31, 2002 to December 31, 2003 as a result of the previously mentioned reclassification of securities available-for-sale into the securities held-to-maturity category during the third quarter of 2003.

The following table reflects the composition of the investment portfolio at December 31, 2004, 2003, and 2002.

Table 11.

Investment Securities
At December 31, 2004, 2003 and 2002
(Dollars in thousands)

Available-for-sale at December 31, 2004	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$3,000	$2,947	3.33%
Five to ten years	3,000	3,009	4.46%
Total U.S. government-sponsored agencies	$6,000	$5,956	3.89%
Mortgage-backed securities*
One to five years	$2,161	$2,131	3.59%
Five to ten years	14,662	14,603	3.96%
After ten years	128,477	126,846	3.97%
Total mortgage-backed securities	$145,300	$143,580	3.96%
Treasury bonds
One to five years	$2,031	$2,018	2.63%
Total treasury bonds	$2,031	$2,018	2.63%
Total investment securities available-for-sale	$153,331	$151,554	3.94%

Held-to-maturity at December 31, 2004	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$6,500	$6,427	3.36%
Five to ten years	16,018	15,901	4.28%
After ten years	2,999	2,962	4.22%
Total U.S. government-sponsored agencies	$25,517	$25,290	4.03%
Mortgage-backed securities*
Five to ten years	$10,392	$10,406	3.83%
After ten years	94,039	92,990	4.04%
Total mortgage-backed securities	$104,431	$103,396	4.02%
Corporate bonds
After ten years	$8,000	$7,923	4.21%
Total corporate bonds	$8,000	$7,923	4.21%
Total investment securities held-to-maturity	$137,953	$136,609	4.03%
Total investment securities	$291,284	$288,163	3.98%

Available-for-sale at December 31, 2003	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$3,000	$3,016	3.92%
Five to ten years	2,000	1,986	4.23%
After ten years	1,000	1,027	5.79%
Total U.S. government-sponsored agencies	$6,000	$6,029	4.33%
Mortgage-backed securities*
Five to ten years	$15,615	$15,630	3.92%
After ten years	97,865	97,041	4.02%
Total mortgage-backed securities	$113,480	$112,671	4.00%
Corporate bonds
After ten years	$10,000	$9,995	2.41%
Total corporate bonds	$10,000	$9,995	2.41%
Treasury bonds
One to five years	$2,047	$2,067	2.64%
Total treasury bonds	$2,047	$2,067	2.64%
Total investment securities available-for-sale	$131,527	$130,762	3.87%

Held-to-maturity at December 31, 2003	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$4,000	$3,951	3.39%
Five to ten years	9,993	9,884	4.65%
After ten years	2,999	2,950	4.20%
Total U.S. government-sponsored agencies	$16,992	$16,785	4.27%
Mortgage-backed securities*
Five to ten years	$9,476	$9,450	3.70%
After ten years	108,384	107,547	4.01%
Total mortgage-backed securities	$117,860	$116,997	3.98%
Corporate bonds
After ten years	$8,000	$7,848	4.21%
Total corporate bonds	$8,000	$7,848	4.21%
Total investment securities held-to-maturity	$142,852	$141,630	4.03%
Total investment securities	$274,379	$272,392	3.96%

Available-for-sale at December 31, 2002	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$26,739	$26,988	3.47%
Five to ten years	12,048	12,048	3.68%
Total U.S. government-sponsored agencies	$38,787	$39,036	3.53%
Mortgage-backed securities*
Within one year	$15,478	$15,750	3.61%
One to five years	70,552	72,342	4.82%
Five to ten years	13,695	13,686	4.43%
After ten years	15,301	15,301	5.20%
Total mortgage-backed securities	$115,026	$117,079	4.66%
Corporate bonds
After ten years	$5,000	$5,000	3.39%
Total corporate bonds	$5,000	$5,000	3.39%
Treasury bonds
One to five years	$2,507	$2,550	2.67%
Total treasury bonds	$2,507	$2,550	2.67%
Total investment securities available-for-sale	$161,320	$163,665	4.33%

*                    Based on contractual maturities.

Deposits and Other Borrowed Funds

Total deposits were $824.2 million at December 31, 2004, an increase of $350.1 million, or 73.8%, compared to December 31, 2003. This growth is primarily attributable to the opening of seven branch offices during 2004. In addition, to assist in the funding of George Mason’s loans held-for-sale, we began using the brokered certificates of deposit market during 2004. At December 31, 2004, we had $86.7 million of brokered certificates of deposit at an average rate of 2.16%. Our utilization of the brokered certificates of deposit market averaged $52.3 million in 2004.

Other borrowed funds, which primarily include repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, were $201.1 million at December 31, 2004, an increase of $126.6 million, compared to December 31, 2003. During the second quarter of 2003, we introduced a repurchase agreement program for those commercial customers that leave larger balances in their demand deposit accounts, allowing them to earn interest on balances deposited in this program. Repurchase agreements at December 31, 2004 were $30.4 million compared to $25.5 million at December 31, 2003.

The primary reason for the increase in other borrowed funds at December 31, 2004 were advances from the Federal Home Loan Bank of Atlanta. Due to interest rates on these advances being at their lowest levels in several years, we borrowed $47.0 million during the year ended December 31, 2003. We further utilized the Federal Home Loan Bank of Atlanta during 2004 and ended that year with $137.0 million of advances that had a composite rate of 2.68%. Advances taken during 2004 were utilized primarily to leverage some of our larger commercial real estate fundings and to assist in financing the George Mason inventory of loans held-for-sale. In addition, included in other borrowed funds at December 31, 2004, was $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities. This debt had an interest rate of 4.89% at December 31, 2004. In accordance with FIN 46, Consolidation of Variable Interest Entities, Cardinal Statutory Trust I is an unconsolidated entity as we are not the primary beneficiary of the trust. At December 31, 2004, other borrowed funds also included $7.0 million of federal funds purchased and $6.2 million borrowed under the Federal Reserve TT&L note option.

The following table reflects the short-term borrowings outstanding as of December 31, 2004.

Table 12.

Short-Term Borrowings

At December 31, 2004
(Dollars in thousands)

	Original	Date Amount
Advance Date	Term of Advance	Due	Interest Rate	Outstanding
Jan-04	12 months	Jan-05	1.56%	$5,000
Jan-04	18 months	Jul-05	1.83%	5,000
Mar-03	24 months	Mar-05	1.82%	1,000
Jul-04	12 months	Jul-05	2.44%	55,000
Total short-term borrowings and weighted average rate			2.32%	$66,000
All other borrowed funds			2.18%	135,085
Total other borrowed funds			2.23%	$201,085

Total deposits at December 31, 2003 were $474.1 million compared to $423.5 million at December 31, 2002, an increase of $50.7 million, or 12.0%. Other borrowed funds increased $72.5 million to $74.5 million at December 31, 2003, compared to $2.0 million at December 31, 2002.

The following table reflects the maturities of the certificates of deposit of $100,000 or more as of December 31, 2004, 2003 and 2002.

Table 13.

Certificates of Deposit of $100,000 or More
At December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Maturities:
Three months or less	$7,283	$19,467	$10,759
Over three months through six months	8,373	11,463	8,716
Over six months through twelve months	34,150	38,107	15,523
Over twelve months	175,496	34,563	45,214
	$225,302	$103,600	$80,212

Business Segment Operations

In 2003 and for the first six months of 2004, we operated and reported in two business segments, commercial banking and investment services. As of July 7, 2004, we began operating in a third business segment, mortgage banking, with the completion of our acquisition of George Mason. The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis. The investment services segment provides advisory services to businesses and individuals, including financial planning and retirement/estate planning.

Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at December 31, 2004, 2003 and 2002 follows.

Table 14.

As of and for the Year Ended December 31, 2004:

	Commercial	Mortgage	Investment	Intersegment
	Banking	Banking	Services	Elimination	Other	Consolidated
Net interest income	$21,753	$3,057	$—	$—	$(257)	$24,553
Provision for loan losses	1,626	—	—	—	—	1,626
Non-interest income	1,804	6,953	645	—	7	9,409
Non-interest expense	17,065	7,889	800	—	1,400	27,154
Provision for income taxes	1,628	698	(52)	—	(561)	1,713
Net income (loss)	$3,238	$1,423	$(103)	$—	$(1,089)	$3,469
Total Assets	$1,123,868	$392,241	$685	$(421,203)	$115,985	$1,211,576

As of and for the Year Ended December 31, 2003:

	Commercial	Investment	Intersegment
	Banking	Banking	Elimination	Other	Consolidated
Net interest income	$15,077	$—	$—	$96	$15,173
Provision for loan losses	1,001	—	—	—	1,001
Non-interest income	2,954	843	—	32	3,829
Non-interest expense	13,265	820	—	1,270	15,355
Provision for income taxes	(464)	(443)	—	(2,601)	(3,508)
Net income (loss)	$4,229	$466	$—	$1,459	$6,154
Total Assets	$630,415	$776	$(80,903)	$85,960	$636,248

As of and for the Year Ended December 31, 2002:

	Commercial	Investment	Intersegment
	Banking	Services	Elimination	Other	Consolidated
Net interest income	$10,575	$—	$—	$81	$10,656
Provision for loan losses	444	—	—	—	444
Non-interest income	1,848	942	—	74	2,864
Non-interest expense	11,995	1,147	—	463	13,605
Net income (loss)	$(16)	$(205)	$—	$(308)	$(529)
Total Assets	$483,135	$274	$(38,245)	$41,159	$486,323

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

Shareholders’ equity at December 31, 2004 was $95.1 million, an increase of $9.7 million, compared to $85.4 million at December 31, 2003. The increase in shareholders’ equity was primarily attributable to $6.3 million of additional equity raised as a result of the underwriters exercising in January 2004 their over allotment option in connection with our 2003 stock offering and net income of $3.5 million. Total shareholders’ equity to total assets at December 31, 2004 and 2003 were 7.9% and 13.4%, respectively. Book value per share at December 31, 2004 and 2003 was $5.15 and $4.80, respectively. Total risk based capital to risk weighted assets was 13.40% at December 31, 2004 compared to 20.66% at December 31, 2003. Accordingly, the Company was considered “well capitalized” for regulatory purposes at December 31, 2004. Risk based capital to risk weighted assets declined from 2003 to 2004 despite our issuance of $20.0 million of trust preferred securities, which is included as a component of regulatory capital, because of our growth during 2004 and the fact that goodwill and intangibles, which increased by $14.7 million as a result of the George Mason acquisition, are excluded from regulatory capital.

At December 31, 2003, shareholders’ equity was $85.4 million compared to $40.7 million at December 31, 2002, an increase of $44.7 million. This increase in shareholders’ equity was primarily driven by our completion of a secondary common stock offering that raised $41.7 million of equity capital in December 2003. In addition, we recorded net income to common shareholders of $5.7 million for the year ended December 31, 2003. These increases were offset by an unfavorable mark-to-market adjustment of $2.9 million in our investment securities available-for-sale portfolio. Book value per common share at December 31, 2003 was $4.80, compared to $3.37 at December 31, 2002. Tangible book value per common share at December 31, 2003 was $4.80, compared to $3.31 at December 31, 2002. At December 31, 2003, our tier 1 and total risk-based capital ratios were 19.7% and 20.7%, respectively. At December 31, 2002, our tier 1 and total risk-based capital ratios were 12.3% and 13.4%, respectively. Our regulatory capital levels for the bank and bank holding company exceeded the minimum ratios established for well-capitalized institutions.

Our regulatory capital levels for the bank and bank holding company meet those established for well-capitalized institutions. While we are currently considered well-capitalized, we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

The following table shows the minimum capital requirement and our capital position at December 31, 2004, 2003, and 2002 for the consolidated bank holding company.

Table 15.

Capital Components
At December 31, 2004, 2003 and 2002
(Dollars in thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2004
Total risk based capital/ Total capital to risk-weighted assets	$107,660	13.40%	$64,294	>	8.00%	$80,368	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	101,670	12.65%	32,147	>	4.00%	48,221	>	6.00%
Total risk based capital/ Total capital to average assets	107,660	8.83%	46,075	>	4.00%	57,594	>	5.00%
At December 31, 2003
Total risk based capital/ Total capital to risk-weighted assets	$90,239	20.66%	$34,951	>	8.00%	$43,688	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	85,896	19.66%	17,475	>	4.00%	26,213	>	6.00%
Total risk based capital/ Total capital to average assets	90,239	15.45%	23,365	>	4.00%	29,206	>	5.00%
At December 31, 2002
Total risk based capital/ Total capital to risk-weighted assets	$41,093	13.35%	$24,625	>	8.00%	$30,781	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	37,721	12.25%	12,313	>	4.00%	18,469	>	6.00%
Total risk based capital/ Total capital to average assets	41,093	8.97%	18,330	>	4.00%	15,391	>	5.00%

Liquidity

Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs with cash on hand by obtaining funding from depositors or other lenders or by converting non-cash items to cash. The objective of our liquidity management program is to ensure that we always have sufficient liquid resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. In addition, we have demonstrated our ability to attract retail deposits because of our convenient branch locations, personal service and pricing.

In addition to retail deposits, we have access to the different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. In addition, we maintain secured lines of credit with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. Having diverse funding alternatives reduces our reliance on any one source for funding.

Cash flow from amortizing assets or maturing assets can also provide funding to meet the needs of depositors and borrowers.

We have established a formal liquidity contingency plan which establishes a liquidity management team and provides guidelines for liquidity management. For our liquidity management program, we first determine our current liquidity position. Liquidity is then forecasted based on forecasted changes in the balance sheet. The bank expects to maintain a certain liquidity cushion throughout the forecast period. In addition to the forecast, we also stress test our liquidity position under several different stress scenarios. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. In addition, one stress test combines all other stress tests to see how liquidity would react to several negative scenarios occurring at the same time. We believe that we have sufficient resources to meet our liquidity needs.

In September 2004, George Mason and the Cardinal Bank entered into a one year $150 million floating rate revolving credit and security agreement with a third party. The purpose of this credit facility is to fund residential mortgage loans at George Mason prior to their sale into the secondary market. The credit facility requires, among other things, that George Mason and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth levels. The Company has guaranteed repayment of this debt. The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%. At December 31, 2004, $0 of this line was utilized.

In addition to this facility, this same lender has also provided a $100 million facility that is utilized by George Mason to warehouse residential mortgage loans held for sale to this lender. The terms of this facility are substantially the same as the above-referenced revolving credit and security agreement and the cost of this facility is netted against interest earned on the loans pending settlement with the lender. At December 31, 2004, $0 of this line was utilized.

George Mason also had a $60.0 million line of credit with an unaffiliated party, which it uses to warehouse loans pending sale. This line matured on March 1, 2005 and had an interest rate of LIBOR plus 1.50%. At December 31, 2004, $30.2 million of this line was utilized and the rate was 3.89%.

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale totaled $175.0 million at December 31, 2004 or 14.4% of total assets. We held investments that are classified as held-to-maturity in the amount of $138.0 million at December 31, 2004. To maintain ready access to the bank’s secured lines of credit, the bank has pledged the majority of its securities to the Federal Home Loan Bank of Atlanta with additional securities pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at December 31, 2004 was approximately $117 million. Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $46.5 million at December 31, 2004. GMM has $310 million of lines of credit available to it. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us. The required payments under such obligations were as follows:

Table 16.

Contractual Obligations
At December 31, 2004
(Dollars in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Certificates of deposit of $100,000 or more	$225,302	$49,806	$9,939	$164,874	$683
Brokered certificates of deposits	86,708	84,858	1,850	—	—
Advances from the Federal Home Loan Bank of Atlanta	136,958	66,000	9,250	41,708	20,000
Trust preferred securities	20,000	—	—	—	20,000
Operating lease obligations	16,256	3,888	3,889	7,013	1,466
Total	$485,224	$204,552	$24,928	$213,595	$42,149

Financial Instruments with Off-Balance-Sheet Risk and Credit Risk

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2004 and 2003, is as follows:

	2004	2003
	(In thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$324,786	$111,182
Standby letters of credit	5,159	3,330

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which we have committed.

Standby letters of credit are conditional commitments we issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We hold certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments for which collateral is deemed necessary.

Quarterly Data

The following table provides quarterly data for the years ended December 31, 2004 and 2003. Quarterly per share results may not calculate to the year-end per share results due to rounding.

Table 17.

Quarterly Data
Years ended December 31, 2004 and 2003
(Dollars in thousands, except per share data)

	2004
	Fourth	Third	Second	First
	Quarter	Quarter*	Quarter	Quarter
Interest income	$12,952	$12,189	$7,967	$7,414
Interest expense	5,424	4,995	2,969	2,581
Net interest income	7,528	7,194	4,998	4,833
Provision for loan losses	(709)	(529)	(314)	(74)
Net interest income after provision for loan losses	6,819	6,665	4,684	4,759
Non-interest income	5,097	2,784	564	964
Non-interest expense	9,321	8,893	4,298	4,642
Net income before income taxes	2,595	556	950	1,081
Provision for income taxes	863	172	316	362
Net income	$1,732	$384	$634	$719
Dividends to preferred shareholders	—	—	—	—
Net income to common shareholders	$1,732	$384	$634	$719
Earnings per common share, basic	$0.09	$0.02	$0.03	$0.04
Earnings per common share, diluted	$0.09	$0.02	$0.03	$0.04

*       As restated.

	2003
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$6,864	$6,179	$5,787	$5,772
Interest expense	2,432	2,341	2,343	2,313
Net interest income	4,432	3,838	3,444	3,459
Provision for loan losses	(399)	(356)	(166)	(80)
Net interest income after provision for loan losses	4,033	3,482	3,278	3,379
Non-interest income	833	971	1,049	976
Non-interest expense	4,148	3,684	3,658	3,865
Net income before income taxes	718	769	669	490
Income tax benefit	(3,508)	—	—	—
Net income	$4,226	$769	$669	$490
Dividends to preferred shareholders	123	124	124	124
Net income to common shareholders	$4,103	$645	$545	$366
Earnings per common share, basic	$0.38	$0.06	$0.05	$0.04
Earnings per common share, diluted	$0.37	$0.06	$0.05	$0.04

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

See “Interest Rate Sensitivity” in Item 7 for a discussion of our sensitivity to interest rate risk and the steps we take to manage this risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cardinal Financial Corporation and subsidiaries:

We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting. The Company acquired George Mason Mortgage, LLC (GMM) during 2004, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, GMM’s internal control over financial reporting associated with total assets of $392.2 million and pre-tax income of $2.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of George Mason Mortgage, LLC.

/s/ KPMG LLP
McLean, Virginia
March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cardinal Financial Corporation and subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cardinal Financial Corporation and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment with respect to the accounting for non-routine transactions, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2004, the Company’s accounting personnel lacked sufficient resources and expertise to properly account for certain non-routine transactions; the Company’s policies and procedures did not provide for timely review of significant non-routine transactions and related accounting entries; and the Company did not maintain sufficient documentation related to the application of U.S. generally accepted accounting principles to significant non-routine transactions. As a result of this material weakness in internal control over financial reporting, Cardinal Financial Corporation and Subsidiaries’ consolidated financial statements were materially misstated as of and for the three-month and nine-month periods ended September 30, 2004, due to the Company’s incorrect accounting for certain non-routine transactions. These material misstatements resulted in the overstatement of goodwill and the allowance for loan losses, and the understatement of loans held for sale, net, loans receivable, net, accrued interest receivable and other assets, and accrued interest payable and other liabilities, and an overstatement of net income as of and for the period ended September 30, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 11, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired George Mason Mortgage, LLC (GMM) during 2004, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, GMM’s internal control over financial reporting associated with total assets of $392.2 million and pre-tax income of $2.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of George Mason Mortgage, LLC.

/s/ KPMG LLP
McLean, Virginia
March 11, 2005

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2004 and 2003
(Dollars in thousands, except share data)

			2004	2003
Assets
Cash and due from banks			$15,205	$9,555
Federal funds sold			8,203	3,528
Total cash and cash equivalents			23,408	13,083
Investment securities available-for-sale			151,554	130,762
Investment securities held-to-maturity (market value of $136,609 and $141,630 at December 31, 2004 and 2003, respectively)			137,953	142,852
Total investment securities			289,507	273,614
Other investments			8,110	3,517
Loans held for sale, net			365,454	—
Loans receivable, net of deferred fees and costs			489,896	336,002
Allowance for loan losses			(5,878)	(4,344)
Loans receivable, net			484,018	331,658
Premises and equipment, net			15,531	6,707
Deferred tax asset			3,238	4,473
Goodwill and intangibles, net			14,694	22
Accrued interest receivable and other assets			7,616	3,174
Total assets			$1,211,576	$636,248
Liabilities and Shareholders’ Equity
Deposits			$824,210	$474,129
Other borrowed funds			201,085	74,457
Warehouse financing			30,245	—
Mortgage funding checks			46,392	—
Escrow liabilities			3,020	—
Accrued interest payable and other liabilities			11,519	2,250
Total liabilities			1,116,471	550,836
Preferred stock, $1 par value, 10,000,000 shares authorized; Series A preferred stock, cumulative convertible, 0 and 1,364,062 shares outstanding in 2004 and 2003, respectively			—	1,364
Common stock, $1 par value	2004	2003
Authorized	50,000,000	50,000,000
Issued and outstanding	18,462,597	16,377,337	18,463	16,377
Additional paid-in capital			92,868	86,790
Accumulated deficit			(15,145)	(18,614)
Accumulated other comprehensive loss			(1,081)	(505)
Total shareholders’ equity			95,105	85,412
Total liabilities and shareholders’ equity			$1,211,576	$636,248

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2004, 2003 and 2002
(In thousands, except per share data)

	2004	2003	2002
Interest income:
Loans receivable	$21,875	$16,851	$14,798
Loans held for sale	6,814	—	—
Federal funds sold	130	107	871
Investment securities available-for-sale	5,830	5,026	4,501
Investment securities held-to-maturity	5,622	2,483	—
Other investments	251	135	72
Total interest income	40,522	24,602	20,242
Interest expense:
Deposits	12,694	8,656	9,364
Other borrowed funds	3,047	773	222
Warehouse financing	228	—	—
Total interest expense	15,969	9,429	9,586
Net interest income	24,553	15,173	10,656
Provision for loan losses	1,626	1,001	444
Net interest income after provision for loan losses	22,927	14,172	10,212
Non-interest income:
Service charges on deposit accounts	1,089	918	852
Loan service charges	958	382	392
Investment fee income	657	785	940
Net gain on sales of loans	4,696	282	74
Net realized gain on investment securities available-for-sale	245	1,364	524
Net gain (loss) on sales of assets	(1)	—	39
Management fee income	1,749	—	—
Other income	16	98	43
Total non-interest income	9,409	3,829	2,864
Non-interest expense:
Salary and benefits	13,354	6,797	5,715
Occupancy	2,897	1,559	972
Professional fees	1,610	1,113	1,011
Depreciation	1,838	1,030	736
Data Processing	969	835	759
Telecommunications	611	396	276
Writedown on corporate bond	—	—	1,660
Amortization of intangibles	49	—	22
Other operating expenses	5,826	3,625	2,454
Total non-interest expense	27,154	15,355	13,605
Net income (loss) before income taxes	5,182	2,646	(529)
Provision (benefit) for income taxes	1,713	(3,508)	—
Net income (loss)	$3,469	$6,154	$(529)
Dividends to preferred shareholders	—	495	495
Net income (loss) to common shareholders	$3,469	$5,659	$(1,024)
Earnings (loss) per common share—basic	$0.19	$0.55	$(0.13)
Earnings (loss) per common share—diluted	$0.19	$0.54	$(0.13)
Weighted-average common shares outstanding—basic	18,448	10,218	7,949
Weighted-average common shares outstanding—diluted	18,705	11,468	7,949

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Net income (loss)	$3,469	$6,154	$(529)
Other comprehensive income:
Unrealized loss on available-for-sale investment securities:
Unrealized holding loss arising during the year, net of tax	(412)	(1,950)	3,143
Less: reclassification adjustment forgains included in net income (loss), net of tax	164	900	524
Comprehensive income	$2,893	$3,304	$2,090

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2004, 2003 and 2002
(In thousands)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2001	1,365	$1,365	4,294	$4,294	$38,488	$(23,249)	$(274)	$20,624
Rights offering shares issued	—	—	2,437	2,437	5,462	—	—	7,899
Public offering shares issued	—	—	3,313	3,313	7,281	—	—	10,594
Dividends on preferred stock	—	—	—	—	—	(495)	—	(495)
Change in unrealized gain (loss) on investment securities available-for-sale	—	—	—	—	—	—	2,619	2,619
Net loss	—	—	—	—	—	(529)	—	(529)
Balance, December 31, 2002	1,365	$1,365	10,044	$10,044	$51,231	$(24,273)	$2,345	$40,712
Stock options exercised	—	—	32	32	112	—	—	144
Preferred stock converted to common stock	(1)	(1)	1	1	—	—	—	—
Public offering shares issued	—	—	6,300	6,300	35,447	—	—	41,747
Dividends on preferred stock	—	—	—	—	—	(495)	—	(495)
Change in unrealized gain (loss) on investment securities available-for-sale,net of tax	—	—	—	—	—	—	(2,850)	(2,850)
Net income	—	—	—	—	—	6,154	—	6,154
Balance, December 31, 2003	1,364	$1,364	16,377	$16,377	$86,790	$(18,614)	$(505)	$85,412
Stock options exercised	—	—	115	115	383	—	—	498
Public offering shares issued	—	—	945	945	5,357	—	—	6,302
Preferred stock converted to common stock	(1,364)	(1,364)	1,026	1,026	338	—	—	—
Change in unrealized gain (loss) on investment securities available-for-sale, net of tax	—	—	—	—	—	—	(576)	(576)
Net income	—	—	—	—	—	3,469	—	3,469
Balance, December 31, 2004	—	$—	18,463	$18,463	$92,868	$(15,145)	$(1,081)	$95,105

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,469	$6,154	$(529)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,838	1,030	736
Amortization of premiums, discounts and intangibles	2,025	2,137	1,120
Provision for loan losses	1,626	1,001	444
Loans held for sale originated and acquired	(2,181,655)	(32,697)	(4,369)
Proceeds from the sale of loans held for sale	1,820,897	32,979	9,175
Gain on sale of loans held for sale	(4,696)	(282)	(74)
Writedown on corporate bond	—	—	1,660
Gain on sale of investment securities available-for-sale	(245)	(1,364)	(524)
Gain on sale of other assets	(1)	—	(39)
(Increase) decrease in goodwill and intangibles, net	(14,672)	624	—
Increase in accrued interest receivable, other assets, and deferred tax asset	(3,207)	(1,297)	(4,924)
(Increase) decrease in accrued interest payable, escrow liabilities and other liabilities	12,289	(17,882)	17,020
Net cash provided by (used in) operating activities	(362,332)	(9,597)	19,696
Cash flows from investing activities:
Purchase of premises and equipment	(10,666)	(2,795)	(601)
Proceeds from sale, maturity and call of investment securities available-for-sale	14,000	50,666	21,928
Proceeds from sale, maturity and call of mortgage-backed securities available-for-sale	9,719	46,948	20,106
Proceeds from maturity and call of investment securities held-to-maturity	9,985	—	—
Proceeds from sale of other investments	9,558	1,831	188
Purchase of investment securities available-for-sale	(6,000)	(43,066)	(58,087)
Purchase of mortgage-backed securities available-for-sale	(72,959)	(223,505)	(139,168)
Purchase of investment securities held-to-maturity	(16,472)	(2,998)	—
Purchase of mortgage-backed securities held-to-maturity	(14,042)	(5,023)	—
Purchase of other investments	(13,528)	(3,733)	(535)
Redemptions of investment securities available-for-sale	30,525	41,805	25,564
Redemptions of investment securities held-to-maturity	26,452	21,340	—
Net cash acquired in acquisition	1,778	—	—
Net increase in loans receivable	(155,219)	(86,664)	(47,808)
Net cash used in investing activities	(186,869)	(205,194)	(178,413)
Cash flows from financing activities:
Net increase in deposits	350,081	50,650	177,455
Net increase (decrease) in other borrowed funds	62,008	25,499	(24)
Net increase in warehouse financing	30,245	—	—
Net increase in mortgage funding checks	46,392	—	—
Proceeds from FHLB advances—long term	52,500	59,000	1,000
Repayments of FHLB advances—long term	(8,500)	(12,042)	(8,800)
Proceeds from rights offering	—	—	7,899
Proceeds from public offering	6,302	41,747	10,594
Proceeds from trust preferred issuance	20,000	—	—
Stock options exercised	498	144	—
Dividends on preferred stock	—	(495)	(495)
Net cash provided by financing activities	559,526	164,503	187,629
Net increase (decrease) in cash and cash equivalents	10,325	(50,288)	28,912
Cash and cash equivalents at beginning of year	13,083	63,371	34,459
Cash and cash equivalents at end of year	$23,408	$13,083	$63,371
Supplemental disclosure of cash flow information:
Cash paid during year for interest	$15,124	$9,380	$9,491
Cash paid for income taxes	135	80	—
Supplemental schedule of non-cash investing and financing activities:
The Company acquired all of the issued and outstanding membership interests of George Mason Mortgage, LLC for $17.0 million. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$355,232
Goodwill and intangibles	14,703
Cash paid	(17,000)
Fair value of liabilities assumed	$352,935

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

(1)        Organization

Cardinal Financial Corporation (the ”Company”) was incorporated November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly-owned subsidiaries. The Company opened Cardinal Bank, N.A. (the “Bank”) in 1998 and Cardinal Wealth Services, Inc., an investment services subsidiary, in 1999. In 1999, the Company opened two additional banking subsidiaries and, in late 2000, completed an acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank (“Heritage”). These banking subsidiaries were consolidated into the Bank as of March 1, 2002. On April 15, 2004, the Company received approval from the Federal Reserve Bank of Richmond to be a financial holding company. Effective July 7, 2004, the Bank acquired George Mason Mortgage, LLC (“GMM”) from United Bank—Virginia, a wholly owned subsidiary of United Bankshares, Inc. In December 2004, Cardinal Bank, N.A. converted to a state chartered institution and changed its name to Cardinal Bank.

On July 7, 2004, the Bank acquired George Mason Mortgage LLC (“George Mason” or “GMM”) in a cash transaction for $17.0 million. This transaction resulted in the recognition of $12.8 million of goodwill and $1.7 million of other intangibles. This transaction was accounted for as a purchase, and GMM’s assets and liabilities were recorded at fair value as of the purchase date. GMM’s operating results are included in the consolidated results since the date of the acquisition. GMM, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through eight branches located throughout the metropolitan Washington region. GMM has approximately 200 employees and does business in eight states, including Virginia, Maryland and the District of Columbia. GMM’s primary sources of revenue include net interest income earned on loans held for sale, gain on the sale of loans held for sale and contractual management fees earned relating to the management of other entities’ activities. Loans are made pursuant to purchase commitments and are sold servicing released.

In July 2004, the Company formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”). These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. These securities are redeemable at a premium through March 2008 and at par thereafter. The Company has guaranteed payment of these securities. The $20.6 million payable by the Company to Cardinal Statutory Trust I is included in other borrowed funds in the Consolidated Statements of Condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as the Company is not the primary beneficiary of this entity. The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

(2)        Summary of Significant Accounting Policies

(a)    Use of Estimates

U.S. generally accepted accounting principles are complex and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting policies the Company views as critical are those relating to judgments, assumptions and estimates regarding the accounting for business combinations, the determination of the allowance for loan losses, accounting for economic hedging activities, and the valuation allowance for deferred tax assets.

(b)     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(c)      Accounting for Business Combinations

The acquisition of GMM was accounted for as a purchase as required by SFAS No. 141, Business Combinations. The purchase accounting method requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The difference between the fair values and the purchase price is recorded as goodwill. In addition, SFAS No. 141 requires that identified intangible assets acquired in a business combination must be separately valued and recognized on the balance sheet if they meet certain requirements.

(d)     Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, the Company has defined cash and cash equivalents as those amounts included in cash, due from banks, and federal funds sold.

(e)      Investment Securities

The Company classifies its debt and marketable equity securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale.

Held to maturity securities are carried at amortized cost. Available-for-sale securities are carried at fair value. Unrealized gains and losses, net of tax if applicable, on available-for-sale securities are reported in other comprehensive income (loss).

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

(f)       Loans Held for Sale

Loans originated and intended for sale into the secondary market are carried at the lower of cost or estimated fair value on an aggregate loan basis as determined by outstanding commitments from investors and changes in fair value due to changes in interest rates. Net unrealized losses, if any, are recognized through a valuation allowance by charges to operations. Carrying amount includes unpaid principal balances, valuation allowances, origination premiums or discounts, and origination fees and direct costs that are deferred at the time of origination.

(g)     Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, and net of the allowance for loan losses and any deferred fees or costs. Loan origination fees and certain direct origination costs are capitalized and amortized as an adjustment of the yield using the payment terms required by the loan contract.

Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of principal and interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past-due less than 90 days, and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company’s policy not to record interest income on nonaccrual loans until principal is current.

The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. An impaired loan is measured at the present value of its expected future cash flows discounted at the loan’s coupon rate, or at the loan’s observable market price or fair value of the collateral if the loan is collateral dependent.

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

(h)    Premises and Equipment

Land is carried at cost. Premises, furniture, equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation of premises, furniture and equipment is computed using the straight-line method over estimated useful lives from 3 to 25 years. Amortization of leasehold improvements is computed using the straight-line method over the useful lives of the improvements or the lease term, whichever is shorter.

(i)       Goodwill and Other Intangibles

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is not amortized but is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written-down when appropriate. In addition to goodwill, the Company has amortizable intangible assets as a result of the GMM acquisition. These intangible assets are being amortized on a straight-line basis over their estimated lives. Additional information on the Company’s goodwill and intangible assets can be found in Note 23.

(j)        Gain on Sale of Loans

Gains or losses on the sale of loans are recognized at the date of settlement and are based on the difference between the selling price and the carrying value of the related loans sold. Fees and direct costs originally deferred that are associated with the origination of the loans held for sale are recognized as an adjustment to the gain on sale when the loans are sold.

(k)     Management Fee Income

Management fee income represents income earned for the management and operational support provided by GMM to other mortgage banking companies (the “managed companies”). The relationship of GMM to these managed companies is solely as a mortgage banking advisor. There are no fiduciary or other special relationships with regard to each of the managed companies. Fees earned by GMM are accrued based on contractual arrangements with each of the managed companies.

(l)        Investment Fee Income

Investment fee income represents commissions paid by customers of Cardinal Wealth Services, Inc. for investment transactions. Fees are generally recognized in income as they are earned.

(m) Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

(n)    Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the impact of dilutive potential common shares that would have been outstanding if common stock equivalents had been issued, as well as any adjustment to income that would result from the assumed issuance. Common stock equivalents that may be issued by the Company relate solely to outstanding stock options, and the dilutive potential common shares resulting from outstanding stock options are determined using the treasury stock method. Common stock equivalents outstanding at December 31, 2002 were antidilutive and consequently, not included in the loss per common share calculation.

(o)     Derivatives and Hedging Activities

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

In the normal course of business, the Company enters into contractual commitments, including loan commitments and rate lock commitments to finance residential mortgages. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company. Interest rate risk arises on these commitments and subsequently closed loans if interest rates move between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to mortgage loans that are intended to be sold are considered derivatives in accordance with the guidance of SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Accordingly, the fair value of these derivatives at the end of the reporting period has been determined through an analysis of changes in market interest rates from the interest rate lock date and the loan closing date.

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

(p)     Stock Option Plans

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

(q)     Stock Based Compensation

At December 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Footnote 16. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

		Years ended December 31,
		2004	2003	2002
		(Dollars in thousands, except per share data)
Net income (loss) to common shareholders as reported		$3,469	$5,659	$(1,024)
Deduct:	Total stock based employee
	compensation expense
	determined under fair value-
	based method for all awards	(1,427)	(547)	(265)
Pro forma net income (loss)		$2,042	$5,112	$(1,289)
Earnings (loss) per common share:
	Basic—as reported	$0.19	$0.55	$(0.13)
	Basic—pro forma	0.11	0.50	(0.16)
	Diluted—as reported	0.19	0.54	(0.13)
	Diluted—pro forma	0.11	0.45	(0.16)

The weighted average per share fair values of grants made in 2004, 2003 and 2002 were $3.11, $2.13 and $2.12, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2004	2003	2002
Estimated option life	10 years	10 years	10 years
Risk free interest rate	4.07%	3.98%	4.25%
Expected volatility	11.8%	11.8%	20.4%
Expected dividend yield	0.00%	0.00%	0.00%

(r)      Reclassifications

Certain amounts for 2003 and 2002 have been reclassified to conform to the presentation for 2004.

(3)        Business Combinations

Effective July 7, 2004, the Bank completed its acquisition of GMM from United Bank—Virginia, a wholly owned subsidiary of United Bankshares, Inc. GMM was acquired in a cash transaction for $17.0 million and is operating as a subsidiary of the Bank. This transaction was accounted for as a purchase and GMM’s assets and liabilities were recorded at fair value as of the purchase date. GMM’s operating results are included in the consolidated results since the date of acquisition. This transaction resulted in the recognition of $12.9 million of goodwill and $1.7 million of other intangible assets. During the fourth quarter of 2004, the Company reallocated a part of goodwill as previously reported to other intangible assets as a result of a study by an independent valuation consultant. GMM’s primary sources of revenue include net interest income earned on loans held for sale, gain on sale of loans and management fees earned. Loans are made pursuant to purchase commitments and are sold servicing released. The Bank purchased GMM primarily to diversify its sources of income, increase non-interest income and to be a source of residential loans for its portfolio.

The following presents the condensed statement of condition of George Mason Mortgage, LLC at July 7, 2004, the date of acquisition:

CONDENSED CONSOLIDATED STATEMENT OF CONDITION
(Dollars in thousands)

Assets
Cash and cash equivalents	$ 1,778
Loans held for sale, net	339,643
Loans receivable, net	429
Premises and equipment, net	2,289
Other assets	7,784
Total assets	$ 351,923
Liabilities and Shareholder Equity
Warehouse financing	$ 335,584
Other liabilities	16,339
Total liabilities	351,923
Total shareholder equity	—
Total liabilities and shareholder equity	$ 351,923

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as if GMM had been acquired on January 1, 2003.

	For the Years Ended
	December 31,
	2004	2003
	(Dollars in thousands)
Net interest income	$ 28,674	$ 27,506
Non-interest income	28,254	33,275
Provision for loan losses	1,627	1,000
Non-interest expense	45,019	36,701
Net income before income taxes	10,282	23,080
Provision for income taxes	3,228	2,237
Net income	$ 7,054	$ 20,843
Earnings per common share—basic	$ 0.38	$ 2.04
Earnings per common share—diluted	$ 0.38	$ 1.82
Weighted-average common shares outstanding—basic	18,448	10,218
Weighted-average common shares outstanding—diluted	18,705	11,468

The 2003 proforma tax expense of $2.2 million includes the impact of a $3.5 million tax benefit associated with Cardinal Financial Corporation’s recognition of deferred tax assets since the Company determined that it was more than likely than not that these assets would be utilized. See Note 12 for additional information.

The following table provides a reconciliation of the excess cost of the acquisition to the Company over the fair value of net assets acquired from GMM

(Dollars in thousands)
Cash paid by the Company	$ 17,000
Identifiable intangible assets	(1,781)
Fair value of loans held for sale	(1,204)
Fair value of construction to permanent loans held for sale	(235)
Fair value of unfunded commitments	(455)
Fair value of reserve for loan losses	(397)
Fair value of management fee accrual	(130)
Merger costs	143
Goodwill	$ 12,941

Goodwill will be deductible for federal income tax purposes over a fifteen year period. The federal income tax deduction attributable to goodwill in each of the next five years will be $863,000.

(4)                       Investment Securities and Other Investments

The fair value and amortized cost of investment securities at December 31, 2004 and 2003 are shown below.

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	value
	(Dollars in thousands)
Investment Securities Available-for-Sale
Obligations of U.S. government-sponsored agencies and enterprises	$ 6,000	$ 9	$ (53)	$ 5,956
Mortgage-backed securities	145,300	121	(1,841)	143,580
Treasury bonds	2,031	—	(13)	2,018
Total	$ 153,331	$ 130	$ (1,907)	$ 151,554
Investment Securities Held-to-Maturity
Obligations of U.S. government-sponsored agencies and enterprises	$ 25,517	$ 21	$ (248)	$ 25,290
Mortgage-backed securities	104,431	222	(1,256)	103,397
Corporate bonds	8,005	5	(88)	7,922
Total	$ 137,953	$ 248	$ (1,592)	$ 136,609

	2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	value
	(Dollars in thousands)
Investment Securities Available-for-Sale
Obligations of U.S. government-sponsored agencies and enterprises	$ 6,000	$ 66	$ (37)	$ 6,029
Mortgage-backed securities	113,480	304	(1,113)	112,671
Corporate bonds	10,000	—	(5)	9,995
Treasury bonds	2,047	20	—	2,067
Total	$ 131,527	$ 390	$ (1,155)	$ 130,762
Investment Securities Held-to-Maturity
Obligations of U.S. government-sponsored agencies and enterprises	$ 16,992	$ 9	$ (216)	$ 16,785
Mortgage-backed securities	117,860	266	(1,129)	116,997
Corporate bonds	8,000	—	(152)	7,848
Total	$ 142,852	$ 275	$ (1,497)	$ 141,630

The fair value and amortized cost of available-for-sale securities by contractual maturity at December 31, 2004 is shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	cost	Value	cost	Value
	(Dollars in thousands)
After 1 year but within 5 years	$ 5,031	$ 4,965	$ 6,500	$ 6,427
After 5 years but within 10 years	3,000	3,009	16,018	15,901
After 10 years	—	—	11,004	10,884
Mortgage-backed securities	145,300	143,580	104,431	103,397
Total	$ 153,331	$ 151,554	$ 137,953	$ 136,609

For the years ended December 31, 2004, 2003, and 2002, proceeds from sales of investment securities available-for-sale amounted to approximately $25.0 million, $68.9 million, and $31.3 million, respectively. Gross realized gains in 2004, 2003 and 2002 amounted to approximately $250,000, $1.4 million and $544,000, respectively. Gross realized losses during 2004, 2003 and 2002 amounted to approximately $5,000, $0, and $20,000, respectively.

The table below shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

Investment Securities	Less than 12 months		12 months or more		Total
Available-for-Sale	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
	(Dollars in thousands)
Obligations of U.S. government-sponsored agencies and enterprises	$ 1,979	$ (21)	$ 967	$ (33)	$ 2,946	$ (54)
Mortgage-backed securities	87,862	(1,024)	37,720	(816)	125,582	(1,840)
Treasury bonds	2,018	(13)	—	—	2,018	(13)
Total temporarily impaired securities	$ 91,859	$ (1,058)	$ 38,687	$ (849)	$ 130,546	$ (1,907)

Investment Securities	Less than 12 months		12 months or more		Total
Held-to-Maturity	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
	(Dollars in thousands)
Obligations of U.S. government-sponsored agencies and enterprises	$ 14,844	$ (155)	$ 3,906	$ (93)	$ 18,750	$ (248)
Mortgage-backed securities	33,993	(335)	38,236	(922)	72,229	(1,257)
Corporate bonds	3,980	(20)	1,933	(67)	5,913	(87)
Total temporarily impaired securities	$ 52,817	$ (510)	$ 44,075	$ (1,082)	$ 96,892	$ (1,592)

Investment securities with unrealized losses are all investment grade and the unrealized losses are a result of the economic environment of 2004. Investment securities with unrealized losses have interest rates that are less than the current interest rate environment and not a result of impairment. Mortgage-backed investment securities, which reflect most of the unrealized losses in the investment securities portfolio, are primarily comprised of bonds issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA), and are supported by pools of residential mortgage loans.

Investment securities that were pledged to secure outstanding other borrowed funds and available to secure future borrowings at December 31, 2004 and 2003 had carrying value of $279.0 million and $177.5 million, respectively, and are used to secure the following:

	2004	2003
	(Dollars in thousands)
FHLB advances	$ 169,133	$ 70,100
Repurchase agreements	42,099	102,404
Debtor in possession and public deposits
and TT&L payments	18,953	5,000
FRB discount window and TT&L note option	47,063	—
	$ 277,248	$ 177,504

Other investments at December 31, 2004 include $7.4 million of Federal Home Loan Bank stock, and $63,000 of Community Bankers’ Bank stock. As a member of the Federal Home Loan Bank of Atlanta, the Company’s banking subsidiary is required to hold stock in this entity. Stock membership in Community Bankers’ Bank allows the Company to participate in loan purchases or sales including participations. In addition, included in other investments is the Company’s $619,000 investment in Cardinal Statutory Trust I. These investments are carried at cost since no active trading markets exist.

(5)                       Loans Receivable

The loan portfolio at December 31, 2004 and 2003 consisted of the following:

	2004	2003
	(Dollars in thousands)
Commercial and industrial	$56,512	$57,854
Real estate––commercial	220,012	139,725
Real estate––construction	69,535	42,243
Real estate––residential	76,932	42,495
Home equity lines	60,408	43,176
Consumer	6,816	10,690
	490,215	336,183
Net deferred fees	(319)	(181)
Loans receivable, net of fees	489,896	336,002
Allowance for loan losses	(5,878)	(4,344)
Loans receivable, net	$484,018	$331,658

Most of the Company’s loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. The concentrations of credit by type of loan are set forth above. As a matter of regulatory restriction, the Company’s banking subsidiary limits the amount of credit extended to any single borrower or group of related borrowers. Loans in process at December 31, 2004 and 2003 were $423,000 and $172,000, respectively.

An analysis of the change in the allowance for loan losses follows:

	2004	2003	2002
	(Dollars in thousands)
Balance, beginning of year	$4,344	$3,372	$3,104
Provision for loan losses	1,626	1,001	444
Transfer to liability on unfunded commitments	—	—	(74)
Loans charged off	(108)	(80)	(117)
Recoveries	16	51	15
Balance, end of year	$5,878	$4,344	$3,372

At December 31, 2004 and 2003, the Company had impaired loans of $547,000 and $390,000, respectively, which were on nonaccrual status. These impairments had valuation allowances of $207,000 and $166,000 as of December 31, 2004 and 2003, respectively. The average balance of impaired loans was $298,000, $654,000 and $568,000 for 2004, 2003 and 2002, respectively. Interest income that would have been recorded had these loans been performing was $25,000 for 2004, $39,000 for 2003 and $37,000 for 2002. The interest income realized prior to the loans being placed on non-accrual status for the years ended December 31, 2004, 2003 and 2002 was $21,000, $1,000 and $28,000, respectively.

(6)                       Loans Held for Sale, Net

The loans held for sale portfolio at December 31, 2004 consisted of the following:

2004
(Dollars in thousands)
Residential	$293,739
Construction-to-permanent	69,507
363,246
Net deferred costs	2,208
$365,454

There were no loans held for sale at December 31, 2003. At December 31, 2004, GMM maintained a $75,000 reserve for loans sold that paid off within a contractual agreed upon period, thereby requiring that GMM refund part of the purchase price.

(7)                       Premises and Equipment

Components of premises and equipment at December 31, 2004 and 2003 were as follows:

	2004	2003
	(Dollars in thousands)
Land	$2,748	$1,024
Building	4,725	1,472
Furniture and equipment	9,648	5,322
Leasehold improvements	3,908	2,618
Total cost	21,029	10,436
Less accumulated depreciation and amortization	5,498	3,729
Premises and equipment, net	$15,531	$6,707

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $1.8 million, $1.0 million, and $736,000, respectively.

The Company has entered into leases for office space over various terms. The leases are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

Minimum future rental payments under the noncancelable operating leases, as of December 31, 2004 were as follows:

Year ending December 31,	Amount
(Dollars in thousands)
2005	$3,887
2006	3,889
2007	3,158
2008	2,201
2009	1,654
Thereafter	1,467
$16,256

The total rent expense was $3.2 million, $1.9 million and $1.3 million in 2004, 2003 and 2002, respectively.

The Company has entered into contracts as sublessor for excess office space. Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 2004 were as follows:

Year ending December 31,	Amount
(Dollars in thousands)
2005	$635
2006	551
2007	274
2008	142
2009	94
Thereafter	486
$2,182

The total rent income was $573,000, $453,000 and $409,000 in 2004, 2003 and 2002, respectively.

(8)                       Deposits

Deposits consisted of the following at December 31, 2004 and 2003:

	2004	2003
	(Dollars in thousands)
Non-interest-bearing deposits:
Demand deposits	$105,424	$70,998
Total non-interest-bearing deposits	105,424	70,998
Interest-bearing deposits:
Interest checking	150,112	152,656
Money market and statement savings	29,790	30,139
Certificates of deposit	538,884	220,336
Total interest-bearing deposits	718,786	403,131
Total deposits	$824,210	$474,129

Brokered certificates of deposit at December 31, 2004 were $86.7 million. We had no brokered certificates of deposit at December 31, 2003.

Interest expense by deposit categories were as follows for the years indicated:

	2004	2003	2002
	(Dollars in thousands)
Interest checking	$2,016	$2,375	$3,073
Money market and statement savings	213	243	577
Certificates of deposit	10,465	6,038	5,714
	$12,694	$8,656	$9,364

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was $225.3 million and $103.6 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of certificates of deposit were as follows:

(Dollars in thousands)
2005	$202,068
2006	30,376
2007	250,007
2008	45,587
2009 and thereafter	10,846
$538,884

(9)                       Other Borrowed Funds

At December 31, 2004 and 2003, other borrowed funds consisted of the following:

	2004	2003
	(Dollars in thousands)
Fixed rate advances from the FHLB	$81,958	$43,958
Variable rate advances from the FHLB	55,000	5,000
Repurchase agreements	30,357	25,499
Payable to Statutory Trust I	20,619	—
Fed funds purchased	7,000	—
TT&L note option	6,151	—
	$201,085	$74,457

The Company has fixed rate advances from the Federal Home Loan Bank of Atlanta (FHLB) of $82.0 million at December 31, 2004. These advances mature through 2014 and have interest rates ranging from 1.56% to 3.59%. At December 31, 2003, the Company had $44.0 million in fixed advances from the Federal Home Loan Bank of Atlanta with maturities through 2008 and interest rates ranging from 1.31% to 2.81%.

The Company has also a variable rate advance from the Federal Home Loan Bank of Atlanta of $55.0 million at December 31, 2004, which matures in 2005. The variable rate is based on the federal funds purchased rate and reprices daily. At December 31, 2004, the variable interest rate was 2.44%. At December 31, 2003, the Company had an adjustable rate advance of $5.0 million which matured during 2004. The adjustable rate was based on the three month London Interbank Offered Rate (LIBOR).

The contractual maturities of the fixed and variable rate advances were as follows:

At December 31, 2004

Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
	(Dollars in thousands)
Fixed Rate Credit	1.56%	12 months	Jan-05	$5,000
Fixed Rate Credit	1.82%	24 months	Mar-05	1,000
Daily Rate Credit	2.44%	12 months	Jul-05	55,000
Fixed Rate Credit	1.83%	18 months	Jul-05	5,000
Fixed Rate Credit	2.33%	36 months	Mar-06	1,000
Fixed Rate Credit	2.58%	24 months	May-06	2,000
Fixed Rate Credit	2.07%	36 months	Jul-06	6,250
Fixed Rate Credit	2.81%	48 months	Mar-07	1,000
Fixed Rate Credit	3.15%	36 months	Apr-07	3,000
Fixed Rate Credit	2.63%	48 months	Jul-07	6,250
Fixed Rate Credit	3.59%	36 months	Dec-07	7,500
Principal Reducing Credit	2.29%	60 months	Jul-08	8,958
Convertible	2.91%	60 months	May-09	5,000
Convertible	3.50%	60 months	May-09	10,000
Convertible	3.33%	10 years	Apr-14	10,000
Convertible	3.47%	10 years	May-14	10,000
Total FHLB Advances	2.68%			$136,958

At December 31, 2003

Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
Fixed Rate Credit	1.31%	5 months	Jan-04	$2,000
Fixed Rate Credit	1.63%	12 months	Jan-04	2,000
Fixed Rate Credit	1.72%	12 months	Jan-04	2,000
Fixed Rate Credit	1.36%	6 months	Feb-04	2,000
Fixed Rate Credit	1.54%	12 months	Mar-04	1,000
Fixed Rate Credit	1.65%	12 months	Mar-04	2,000
Fixed Rate Credit	1.81%	18 months	Jul-04	2,000
Fixed Rate Credit	1.96%	18 months	Jul-04	2,000
Fixed Rate Credit	1.77%	18 months	Sep-04	1,000
Fixed Rate Credit	1.86%	18 months	Sep-04	1,000
Adjustable Rate Credit	1.23%	12 months	Dec-04	5,000
Fixed Rate Credit	1.82%	24 months	Mar-05	1,000
Fixed Rate Credit	2.33%	36 months	Mar-06	1,000
Fixed Rate Credit	2.07%	36 months	Jul-06	6,250
Fixed Rate Credit	2.81%	48 months	Mar-07	1,000
Fixed Rate Credit	2.63%	48 months	Jul-07	6,250
Principal Reducing Fixed Rate Credit	2.29%	60 months	Jul-08	11,458
Total FHLB Advances	1.98%			$48,958

The average balances of FHLB advances for the years ended December 31, 2004 and 2003 were $94.8 million and $33.5 million, respectively. The maximum amount outstanding at any month-end during the years ended December 31, 2004 and 2003 was $137.0 million and $56.8 million, respectively. Total interest expense on FHLB advances for the years ended December 31, 2004, 2003 and 2002 was $2.3 million, $654,000, and $222,000, respectively.

Securities sold under agreements to repurchase, which are classified as other borrowed funds, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company is required to provide collateral based on the fair value of the underlying securities.

At December 31, 2004 and 2003 the Company had repurchase agreements of $30.4 million and $25.5 million, respectively. The interest rate of the repurchase agreements was 0.75% at December 31, 2004 and 2003. The average balances of the repurchase agreements for 2004 and 2003 were $27.3 million and $9.2 million, respectively, and the maximum amount outstanding at any month-end during 2004 and 2003 were $45.1 million and $26.1 million, respectively.  Interest expense on repurchase agreements for 2004, 2003 and 2002 was $180,000, $72,000, and $0, respectively.

Occasionally, the Company purchases fed funds. At December 31, 2004 and 2003, the Company had outstanding purchases in fed funds of $7.0 million and $0, respectively. Interest expense related to fed funds purchased for 2004, 2003 and 2002 was $114,000, $47,000 and $0. The Company also has a TT&L Note Option with the Federal Reserve. At December 31, 2004 and 2003, the outstanding balance in the TT&L Note Option was $6.2 million and $0, respectively. Interest expense related to the TT&L Note Option for 2004 was $23,000. There was no interest expense for the TT&L Note Option in 2003 and 2002. The Company has a line of credit at the Federal Reserve discount window in the amount of $46.5 million. At December 31, 2004, the outstanding balance at the Federal Reserve discount window was $0. Interest expense related to the discount window for 2004 and 2003 was $28,000 and $0, respectively.

In July 2004, the Company formed a new wholly-owned subsidiary, Cardinal Statutory Trust I (the “Trust”), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”). These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. These securities are redeemable at a premium through March 2008 and at par thereafter. The Company has guaranteed payment of these securities. The $20.6 million payable by the Company to the Trust is included in other borrowed funds. The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity under FIN 46R. The additional $619,000 that is payable by the Company to the Trust relates to the capital of the Trust. The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank. Interest expense on trust preferred securities was $382,000 for the year ended December 31, 2004.

The scheduled maturities of other borrowed funds at December 31, 2004 were as follows:

	2005	2006	2007	2008	2009 and thereafter
	(Dollars in thousands)
FHLB advances	$66,000	$9,250	$17,750	$8,958	$35,000
Repurchase agreements	30,357	—	—	—	—
Statutory Trust I	—	—	—	—	20,619
Fed funds purchased	7,000	—	—	—	—
TT&L note option	6,151	—	—	—	—
	$109,508	$9,250	$17,750	$8,958	$55,619

(10)                Warehouse Financing

In September 2004, GMM and the Bank entered into a one year $150 million floating rate revolving credit and security agreement with a third party. The purpose of this credit facility is to fund residential mortgage loans at GMM prior to their sale into the secondary market. The credit facility requires, among other things, that GMM and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth requirements. The Company has guaranteed repayment of this debt. The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%. At December 31, 2004, $0 of this line was utilized.

In addition to this facility, this same lender has also provided a $100 million facility that is utilized by GMM to warehouse residential mortgage loans held for sale to this lender. The terms of this facility are substantially the same as the above-referenced revolving credit and security agreement and the cost of this facility is netted against interest earned on the loans pending settlement with the lender. At December 31, 2004, $0 of this line was utilized.

GMM also has a $60.0 million line of credit with an unaffiliated party, which it uses to warehouse loans pending sale. This line matures on March 1, 2005 and has an interest rate of LIBOR plus 1.50%. At December 31, 2004, $30.2 million of this line was utilized and the rate was 3.89%.

Interest expense related to GMM’s warehouse financing was $228,000 for the year ended December 31, 2004.

(11)                Preferred Stock

In connection with the acquisition of Heritage Bancorp, Inc. on September 1, 2000, the Company issued 1,411,268 shares of 7.25% Cumulative Convertible Preferred Stock, Series A. Shares of the Preferred Stock outstanding at December 31, 2003 and 2002 were 1,364,062 and 1,364,684, respectively. The Series A Preferred Stock has a par value of $1.00 per share and a liquidation preference of $5.00 per share. The terms of the preferred stock call for automatic conversion into the Company’s common stock if the common stock trades at a price above $8.65 for 20 consecutive trading days beginning at anytime on or after March 1, 2004. Dividends on the Series A Preferred Stock are payable quarterly for a cumulative annual dividend of $0.3625 or 7.25% of the $5.00 liquidation amount, before any dividend is paid on any Cardinal common stock.

On March 29, 2004, these 1,364,062 preferred shares automatically converted into 1,025,997 shares of common stock and there are no preferred shares outstanding at December 31, 2004.

(12)                Income Taxes

The Company and its subsidiaries file consolidated federal tax returns on a calendar-year basis. The Company recorded income tax expense of $1.7 million for the year ended December 31, 2004 and a benefit of $3.5 million during the year ended December 31, 2003 and had no provision for income taxes for the year ended December 31, 2002.

The provision for income tax expense (benefit) is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes and were as follows for the years indicated:

	2004	2003	2002
	(Dollars in thousands)
Income tax (benefit) at federal corporate rate	$1,762	$900	$(180)
Expected state tax benefit	(97)	—	—
Nondeductible expenses/ other expenses	(49)	7	7
Change in valuation allowance	97	(4,415)	173
	$1,713	$(3,508)	$—

The components of income tax expense follow:

	2004	2003	2002
	(Dollars in thousands)
Included in net income
Current
Federal	$134	$—	$—
State	—	—	—
Total current	134	—	—
Deferred
Federal	1,579	(3,508)	—
State	—	—	—
Total deferred	1,579	(3,508)	—
Total included in net income	$1,713	$(3,508)	$—
Included in shareholders’ equity
Deferred tax expense (benefit) related to the change in the net unrealized gain on securities	$(344)	$1,057	$—
Total included in shareholders’ equity	$(344)	$1,057	$—

The tax benefits of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,944	$1,391
Net operating loss carryforwards	2,120	3,606
Unrealized losses on investment securities available-for-sale	604	260
Other	279	126
Total gross deferred assets	4,947	5,383
Less valuation allowance	(765)	(668)
Net deferred tax assets	4,182	4,715
Deferred tax liabilities:
Prepaid expenses	(86)	(51)
Depreciation	(650)	(121)
Loan origination costs	(208)	(70)
Total gross deferred tax liabilities	(944)	(242)
Net deferred tax asset	$3,238	$4,473

Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance. A valuation allowance in the amount of $765,000 at December 31, 2004 has been established for deferred tax assets. This valuation allowance relates primarily to the state portion of the net operating losses for the Parent Company and Cardinal Wealth Services, Inc. as realization is dependent upon generating future taxable income within those entities.

The Company has net operating loss carryforwards of approximately $4.6 million at December 31, 2004, which are available to offset tax payments on future taxable income. The Company’s net operating loss carryforwards expire as follows: $1.9 million in 2020 and $2.7 million in 2021.

(13)                Derivatives

The Company utilizes forward sale commitments to economically hedge the interest rate risk inherent in entering into interest rate lock loan commitments and originating fixed-rate closed loans for sale. As of December 31, 2004, the fair value of interest rate lock loan commitments with a notional value of $119 million was $(63,000), and the fair value of forward sale commitments with a notional value of $438 million was $587,000. These derivatives are recorded in other assets and other liabilities on the consolidated statement of condition at their fair values. In addition to these market adjustments for open interest rate lock loan commitments and forward sale commitments, at December 31, 2004, a basis adjustment of ($351,000) has been recorded related to the closed loans held for sale which is included in mortgage loans held for sale, net in the consolidated statement of condition.

The Company had no derivative instruments at December 31, 2003.

(14)                Regulatory Matters

The Company’s banking subsidiary, Cardinal Bank, as a state-chartered bank, is subject to the dividend restrictions established by the State Corporation Commission of the Commonwealth of Virginia. Under such restrictions, the Bank may not, without the prior approval of the Bank’s primary regulator, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 2004, there were no earnings against which dividends could be paid.

The Bank is required to maintain a minimum average reserve balance with the Federal Reserve Bank. The average amount of the required reserve was $100,000 for 2004.

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

At December 31, 2004 and 2003, the Company and the Bank met all regulatory capital requirements. The key measures of capital are: (1) total capital (Tier I capital plus the allowance for loan losses up to certain limitations) as a percent of total risk-weighted assets, (2) Tier I capital (as defined) as a percent of total risk-weighted assets (as defined), and (3) Tier I capital (as defined) as a percent of total assets (as defined).

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
At December 31, 2004	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
Total capital to risk weighted assets	$107,660	13.40%	$64,294	>	8.00%	$80,368	>	10.00%
Tier I capital to risk weighted assets	101,670	12.65%	32,147	>	4.00%	48,221	>	6.00%
Tier I capital to average assets	107,660	8.83%	46,075	>	4.00%	57,594	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
At December 31, 2003	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
Total capital to risk weighted assets	$90,239	20.66%	$34,951	>	8.00%	$43,688	>	10.00%
Tier I capital to risk weighted assets	85,896	19.66%	17,475	>	4.00%	26,213	>	6.00%
Tier I capital to average assets	85,896	15.45%	23,365	>	4.00%	29,206	>	5.00%

George Mason is required to maintain defined capital levels under Department of Housing and Urban Development guidelines. At December 31, 2004, GMM maintained capital in excess of these required guidelines.

(15)                Related-Party Transactions

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

Analysis of activity for loans to related parties were as follows for the years indicated:

	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$4,491	$4,752
New loans	20,000	2,242
Loans paid off or paid down	(2,415)	(2,503)
Balance, end of year	$22,076	$4,491

(16)                Earnings (Loss) Per Common Share

The following is the calculation of basic and diluted earnings (loss) per common share. Because the Company had a net loss in 2002, outstanding stock options had an anti-dilutive effect and, therefore, were excluded from the loss per common share calculation.

At December 31, 2004 and 2003, the dilutive potential common shares resulting from outstanding stock options added to the weighted average shares for the diluted earnings per common share calculation were 257,000 and 227,000. At December 31, 2004, there were no outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation as these stock options have exercise prices that were greater than the average market price of the Company’s common stock for the years ended December 31, 2004. At December 31, 2003, 9,000 outstanding stock options were excluded from the weighted average shares outstanding for the diluted earnings per share calculation as these stock options have exercise prices that were greater than the average market price of the Company’s common stock for the years ended December 31, 2003.

	2004	2003	2002
	(Dollars and shares in thousands)
Net income (loss)	$3,469	$6,154	$(529)
Dividends to preferred shareholders	—	495	495
Net income (loss) to common shareholders	$3,469	$5,659	$(1,024)
Weighted average shares for basic	18,448	10,218	7,949
Weighted average shares for diluted	18,705	11,468	7,949
Basic earnings (loss) per common share	$0.19	$0.55	$(0.13)
Diluted earnings (loss) per common share	$0.19	$0.54	$(0.13)

(17)                Employee Benefit Plan

The Company established a 401(k) plan in 1998 for all eligible employees. The Company began to match a portion of employee contributions beginning January 1, 1999. The Company’s match for December 31, 2004, 2003 and 2002 was $286,000, $106,000, and $102,000, respectively.

(18)                Director and Employee Stock Compensation Plans

In 1998, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company may grant stock options to employees and members of the Company’s and its’ subsidiaries’ Boards of Directors. 625,000 options to purchase shares of the Company’s common stock are authorized under this plan as of December 31, 2004.

During 2004, the shareholders approved the Company’s Amended and Restated 2002 Equity Compensation Plan (the “Equity Plan”). The Equity Plan authorizes the granting of options, which may either be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company. The Equity Plan authorizes the issuance of options and other equity instruments equivalent to 1,450,000 shares of common stock.

Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Director stock options have ten year terms and vest and become fully exercisable immediately. Certain employee stock options have ten year terms and vest and become fully exercisable after 3 years. Other employee stock options have ten year terms and vest and become fully exercisable in 20% increments beginning as of the grant date. In addition, the Company has granted stock options to employees of the Company that have ten year terms and vest and become fully exercisable in 20% increments beginning after their first year of vesting.

Stock option activity during the years indicated were as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2001	368,028	$5.23
Granted	265,530	3.27
Forfeited	(90,665)	5.48
Balance at December 31, 2002	542,893	$4.22
Granted	376,000	5.07
Exercised	(32,523)	4.44
Forfeited	(38,933)	4.90
Balance at December 31, 2003	847,437	$4.57
Granted	537,018	8.71
Exercised	(114,663)	4.36
Forfeited	(39,304)	6.29
Balance at December 31, 2004	1,230,488	$6.34

Information pertaining to stock options outstanding at December 31, 2004 and 2003 is as follows:

At December 31, 2004

	Options Outstanding			Options Exercisable
		Weighed Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$2.41 - $3.56	247,756	7.1 years	$3.26	143,888	$3.27
$3.95 - $5.50	362,748	7.8 years	4.91	178,562	4.88
$6.38 - $7.25	100,857	2.5 years	6.84	87,657	6.84
$8.28 - $11.15	519,127	9.3 years	8.72	303,556	8.63
Outstanding at year end	1,230,488	7.9 years	$6.34	713,663	$6.39

At December 31, 2003

	Options Outstanding			Options Exercisable
		Weighed Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$2.41 - $3.56	305,999	7.8 years	$3.27	163,455	$3.36
$3.95 - $5.50	415,241	8.8 years	4.86	128,211	4.83
$6.38 - $7.25	126,197	6.1 years	6.79	103,447	6.77
Outstanding at year end	847,437	8.0 years	$4.57	395,113	$4.73

At December 31, 2004 and 2003, additional shares available for grant under both stock option plans were 687,858 and 477,563, respectively.

(19)                Segment Reporting

In 2002 and 2003, the Company operated and reported in two business segments, commercial banking and investment services. As of July 7, 2004, the Company began operating in a third business segment, mortgage banking, with the completion of its acquisition of GMM. The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis. The investment services segment provides advisory services to businesses and individuals including financial planning and retirement/estate planning.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002 follows:

At and for the Year Ended December 31, 2004:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$21,753	$3,057	$—	$—	$(257)	$24,553
Provision for loan losses	1,626	—	—	—	—	1,626
Non-interest income	1,804	6,953	645	—	7	9,409
Non-interest expense	17,065	7,889	800	—	1,400	27,154
Provision for income taxes	1,628	698	(52)	—	(561)	1,713
Net income (loss)	$3,238	$1,423	$(103)	$—	$(1,089)	$3,469
Total Assets	$1,123,868	$392,241	$685	$(421,203)	$115,985	$1,211,576

At and for the Year Ended December 31, 2003:

	Commercial Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$15,077	$—	$—	$96	$15,173
Provision for loan losses	1,001	—	—	—	1,001
Non-interest income	2,954	843	—	32	3,829
Non-interest expense	13,265	820	—	1,270	15,355
Provision for income taxes	(464)	(443)	—	(2,601)	(3,508)
Net income (loss)	$4,229	$466	$—	$1,459	$6,154
Total Assets	$630,415	$776	$(80,903)	$85,960	$636,248

At and for the Year Ended December 31, 2002:

	Commercial Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$10,575	$—	$—	$81	$10,656
Provision for loan losses	444	—	—	—	444
Non-interest income	1,848	942	—	74	2,864
Non-interest expense	11,995	1,147	—	463	13,605
Net income (loss)	$(16)	$(205)	$—	$(308)	$(529)
Total Assets	$483,135	$274	$(38,245)	$41,159	$486,323

The Company does not have operating segments other than those reported. Parent Company financial information is included in the “Other” category and represents an overhead function rather than an operating segment. The parent company’s most significant assets are its net investments in its operating subsidiaries. The parent company’s net interest income is comprised of interest income from short-term investments and interest expense on trust preferred securities.

(20)                Financial Instruments with Off Balance Sheet Risk

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations. All standby letters of credit outstanding at December 31, 2004 are collateralized.

These instruments represent obligations of the Company to extend credit or guarantee borrowings and are not recorded on the consolidated statements of financial condition. The rates and terms of these instruments are competitive with others in the market in which the Company operates. Commitments to extend credit of $128.7 million are related to George Mason’s pipeline and are of a short term nature. Commitments to extend credit of $196.1 million primarily have floating rates as of December 31, 2004.

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

	2004	2003
	(Dollars in thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$324,786	$111,182
Standby letters of credit	5,159	3,330

The Company had recorded no liability associated with standby letters of credit at December 31, 2004 and 2003 as such amounts were immaterial.

At December 31, 2004, GMM maintained a $75,000 reserve for loans sold that paid off within a contractual agreed upon period, thereby requiring that GMM refund part of the purchase price.

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

The Company has guaranteed payment of the $20.0 million debt of Statutory Trust I and has also guaranteed repayment of any borrowing under GMM’s $150 million line of credit.

(21)     Disclosures of Fair Value of Financial Instruments

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

Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts the Company would realize in a market transaction. Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of the Company’s fair value information to that of other financial institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and that, because of these uncertainties, the aggregate fair value amount should not be construed as representative of the underlying value of the Company.

Fair Value of Financial Instruments

The following summarizes the significant methodologies and assumptions used in estimating the fair values presented in the accompanying table.

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents is used as a reasonable estimate of fair value.

Derivatives

Derivative assets and liabilities are valued at fair value as determined primarily by changes in market interest rates.

Investment Securities and Other Investments

Fair values for investment securities are based on quoted market prices or prices quoted for similar financial instruments. Fair value for other investments is estimated at their cost since no active trading markets exist.

Loans Held for Sale, Net

Loans held for sale are carried at the lower of cost or market. The estimated fair value is based upon the related purchase price commitment from secondary market investors.

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

Commitments to Extend Credit

The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other covenants or requirements. These commitments generally have fixed expiration dates expiring within one year. Many commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of these instruments are competitive with others in the market in which the Company operates. The carrying amounts are reasonable estimates of the fair value of these financial instruments. The carrying amounts of these instruments are zero at December 31, 2004 and 2003.

Accrued Interest

The carrying amounts of accrued interest approximate their fair values.

Fair value of financial instruments as of December 31, 2004 and 2003 was as follows:

	December 31, 2004
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$23,408	$23,408
Investment securities and other investments	297,617	296,273
Loans held for sale, net	365,454	367,824
Loans receivable, net	489,896	491,868
Accrued interest receivable	2,542	2,542
Derivative asset	587	587
Financial liabilities:
Demand deposits	$105,424	$105,424
Interest checking	150,112	150,112
Money market and statement savings	29,790	29,790
Certificates of deposit	538,884	534,090
Other borrowed funds	201,085	197,532
Warehouse financing	30,245	30,245
Mortgage funding checks	46,392	46,392
Accrued interest payable	1,038	1,038
Derivative liability	64	64
Other:
Commitments to extend credit	$—	$—

	December 31, 2003
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$13,083	$13,083
Investment securities and other investments	277,131	275,909
Loans receivable, net	331,658	327,087
Accrued interest receivable	2,082	2,082
Financial liabilities:
Demand deposits	$70,998	$70,998
Interest checking	152,656	152,656
Money market and statement savings	30,139	30,139
Certificates of deposit	220,336	227,871
Other borrowed funds	74,457	73,967
Accrued interest payable	164	164
Other:
Commitments to extend credit	$—	$—

(22)     Parent Company Only Financial Statements

The Cardinal Financial Corporation (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2004 and 2003
(Dollars in thousands)

	2004	2003
Assets
Cash and cash equivalents	$10,557	$45,516
Other investments	63	63
Investment in subsidiaries	99,905	35,318
Premises and equipment, net	1,308	1,552
Goodwill	22	22
Other assets	4,130	3,489
Total assets	$115,985	$85,960
Liabilities and Shareholders’ Equity
Debt to Cardinal Statutory Trust I	$20,619	$—
Other liabilities	261	548
Total liabilities	20,880	548
Total shareholders’ equity	$95,105	$85,412
Total liabilities and shareholders’ equity	$115,985	$85,960

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Income:
Net interest income	$(257)	$96	$81
Other income	7	32	74
Total income	(250)	128	155
Expense—General and administrative	1,400	1,270	463
Net loss before income taxes and equity in undistributed earnings of subsidiaries	(1,650)	(1,142)	(308)
Income tax benefit	(561)	(2,601)	—
Equity in undistributed earnings of subsidiaries	4,558	4,695	(221)
Net income (loss)	$3,469	$6,154	$(529)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,469	$6,154	$(529)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(4,558)	(4,695)	221
Depreciation	240	261	238
Increase in other assets, liabilities and goodwill	(914)	(2,600)	(2,413)
Net cash used in operating activities	(1,763)	(880)	(2,483)
Cash flows from investing activities:
Capital infusion into subsidiary	(60,000)	(1,000)	(12,275)
Net change in premises and equipment	4	11	161
Proceeds from sale of other investments	—	—	4
Net cash used in investing activities	(59,996)	(989)	(12,110)
Cash flows from financing activities:
Proceeds from rights and secondary offerings	6,302	41,747	18,493
Proceeds from trust preferred issuance	20,000	—	—
Dividends declared on preferred stock	—	(495)	(495)
Stock options exercised	498	144	—
Net cash provided by financing activities	26,800	41,396	17,998
Net increase (decrease) in cash and cash equivalents	(34,959)	39,527	3,405
Cash and cash equivalents at beginning of year	45,516	5,989	2,584
Cash and cash equivalents at end of year	$10,557	$45,516	$5,989

(23)                Goodwill and Other Intangible Assets

Effective July 7, 2004, the Bank completed its acquisition of GMM in a cash transaction of $17.0 million. This transaction was accounted for as a purchase and GMM’s assets and liabilities were recorded at fair value as of the purchase date. This transaction resulted in the recognition of $12.9 million of goodwill and amortizable other intangible assets of $1.7 million.

The Company adopted SFAS No. 142 as of January 1, 2002, and, therefore, discontinued the amortization of goodwill on January 1, 2002. The Company has evaluated impairment of goodwill under SFAS No. 142. The evaluation of goodwill under this statement did not result in impairment of the Company’s goodwill as of the annual evaluation date.

Information concerning amortizable intangibles at December 31, 2004 is as follows:

	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Customer relationships	$1,781	$49

The aggregate amortization expense for 2004 was $49,000 and the estimated amortization expense for the next five years is as follows:

(Dollars in thousands)
2005	$198
2006	198
2007	198
2008	198
2009	198

The changes in the carrying amount of goodwill for the year ended December 31, 2004 were as follows:

	Commercial Banking	Mortgage Banking	Total
	(Dollars in thousands)
Balance at December 31, 2003	$22	$—	$22
Goodwill attributable to GMM acquisition	—	12,941	12,941
Balance at December 31, 2004	$22	$12,941	$12,963

(24)                Other Operating Expenses

The following shows the composition of other operating expenses for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Stationary and supplies	965	387	317
Advertising and marketing	1,613	913	540
Other taxes	548	390	248
Travel and entertainment	427	138	127
Bank operations	676	608	505
Premises and equipment	800	351	271
Miscellaneous	797	838	446
Total other operating expenses	$5,826	$3,625	$2,454

(25)     Subsequent Events

In January 2005, the Company began deferred compensation plans for its directors and certain employees. Under the directors’ plan, a director may elect to defer all or a portion of any director related fees including fees for serving on board committees. Under the employees’ plan, certain employees may defer all or a portion of their compensation including any bonus or commission compensation. Director and employee deferrals, other than employees of George Mason, are matched 50% by the Company. Deferrals made by employees of George Mason are not eligible for the Company match. The amount of the Company match is deemed invested in Cardinal Financial Corporation common stock which vests immediately for the directors and after four years for employees. The maximum Company match per employee is $50,000 per year.

In February 2005, the Company awarded 457,235 stock options to its officers at an exercise price of $10.78, the market value on the grant date. These options fully vested on the award date.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in the Company’s independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that our disclosure controls and procedures were not effective due to corrections or errors related to our accounting adjustments applied to the acquisition of George Mason in a cash transaction for $17.0 million on July 7, 2004, as described below. These officers believe that the corrections have been handled as contemplated by the requirement for disclosure controls and procedures under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 and identified the material weakness described below, which resulted in material misstatements that caused us to restate our consolidated financial statements included on our Quarterly Report on Form 10-Q as of and for the periods ended September 30, 2004. Subsequent to the initial filing of the aforementioned Form 10-Q, we identified these errors related to our accounting for the acquisition of George Mason. The errors were related to the fair value estimates associated with acquired loans held for sale and the acquired pipeline of unfunded loan commitments and various other adjustments primarily related to the George Mason acquisition. These material misstatements resulted in the overstatement of goodwill and the allowance for loan losses; the understatement of loans held for sale, net, loans receivable, net, accrued interest receivable and other assets, and accrued interest payable and other liabilities; and an overstatement of net income as of and for the periods ended September 30, 2004.

During the evaluation of these accounting errors, we concluded that they were the result of a material weakness in our internal control over financial reporting with respect to the accounting for non-routine transactions. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Specifically, our accounting personnel lacked sufficient resources and expertise to properly account for certain non-routine transactions; our policies and procedures did not provide for timely review of significant non-routine transactions and related accounting entries; and we did not maintain sufficient documentation related to the application of U.S. generally accepted accounting principles to significant non-routine transactions.

In making the assessment set forth above, as of December 31, 2004, our management used the criteria established in the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting, however, did not include an assessment of the internal control over financial reporting at George Mason, which we acquired on July 7, 2004. For the year ended December 31, 2004, we had $5.2 million in income before income taxes, of which George Mason accounted for $2.1 million, and $3.5 million in net income, of which George Mason accounted for $1.4 million. In addition, at December 31, 2004, we had $1.21 billion in total assets, of which George Mason accounted for $392.2 million.

Because of the material weakness described above, management believes that, as of December 31, 2004, our internal control over financial reporting was not effective based on the aforementioned criteria.

Our independent registered public accountants have issued an audit report on our assessment of our internal control over financial reporting. That report appears in Item 8 above.

Remediation Steps to Address Material Weakness

As a result of these corrections, we restated certain financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2004.  The corrections occurred as a result of the miscalculations of accounting entries and misapplication of certain financial accounting standards and did not result from any fraudulent activities. The corrections related to purchase accounting were nonrecurring and noncash in nature. We appointed a new chief financial officer and hired a new senior accountant in October 2004. We believe these appointments have strengthened the internal control structure of the organization. We continue to evaluate our financial accounting staff levels and expertise and are implementing appropriate oversight and review procedures. We believe that we are taking the necessary corrective actions to eliminate the material weakness.

Except as described above, there were no changes in our internal control over financial reporting identified in connection with our evaluation of it that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the information contained in “The Board of Directors” section and under the headings “Executive Officers and Significant Employees,” “The Committees of the Board of Directors—Audit Committee” (only with respect to the designation of James D. Russo as an audit committee financial expert), “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.                 Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Director Compensation,” “Executive Officer Compensation,” “Stock Options,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management.   Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information.   The following table sets forth information as of December 31, 2004, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Shareholders
1999 Stock Plan	473,251	$4.91	2,058
2002 Equity Compensation Plan	757,237	$7.24	685,800
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—
Total	1,230,488	$6.34	687,858

(1)   Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)          The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13.                 Certain Relationships and Related Transactions

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Fees of Independent Public Accountants” and “Audit Committee Pre-Approval Policies and Procedures,” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)           (1) and (2) The response to this portion of Item 15 is included in Item 8 below.

(3)   Exhibits

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

3.3

Bylaws of Cardinal Financial Corporation (restated in electronic format to reflect all amendments through April 21, 2004) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).
10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Carl E. Dodson (incorporated by reference to Exhibit 10.2 to the Form SB-2).
10.3	Executive Employment Agreement, dated as of February 12, 2002 between Cardinal Financial Corporation and F. Kevin Reynolds (incorporated by reference to Exhibit 10.4 to the Form SB-2).
10.4	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).
10.5	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).
10.6	Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated (incorporated by reference to Exhibit A to the Proxy Statement for the 2004 Annual Meeting of Shareholders).
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Controller
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.
32.3	Statement of Controller Pursuant to 18 U.S.C. § 1350.

(b)          Exhibits

See Item 15(a)(3) above.

(c)           Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
March 11, 2005	By:	/s/ BERNARD H. CLINEBURG
	Name:	Bernard H. Clineburg
	Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2005.

Signatures	Titles
/s/ BERNARD H. CLINEBURG	Chairman, President and Chief Executive Officer
Name: Bernard H. Clineburg	(Principal Executive Officer)
/s/ ROBERT A. CERN	Executive Vice President and Chief Financial Officer
Name: Robert A. Cern	(Principal Financial Officer)
/s/ JENNIFER L. DEACON	Senior Vice President and Controller
Name: Jennifer L. Deacon	(Principal Accounting Officer)
/s/ B.G. BECK	Director
Name: B. G. Beck
/s/ WAYNE W. BROADWATER	Director
Name: Wayne W. Broadwater
/s/ WILLIAM G. BUCK	Director
Name: William G. Buck
/s/ SIDNEY O. DEWBERRY	Director
Name: Sidney O. Dewberry
/s/ JOHN W. FISHER	Director
Name: John W. Fisher
/s/ MICHAEL A. GARCIA	Director
Name: Michael A. Garcia
/s/ J. HAMILTON LAMBERT	Director
Name: J. Hamilton Lambert

/s/ WILLIAM E. PETERSON	Director
Name: William E. Peterson
/s/ JAMES D. RUSSO	Director
Name: James D. Russo
/s/ JOHN H. RUST, JR.	Director
Name: John H. Rust, Jr.
/s/ GEORGE P. SHAFRAN	Director
Name: George P. Shafran
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

3.3

Bylaws of Cardinal Financial Corporation (restated in electronic format to reflect all amendments through April 21, 2004) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).
10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Carl E. Dodson (incorporated by reference to Exhibit 10.2 to the Form SB-2).
10.3	Executive Employment Agreement, dated as of February 12, 2002 between Cardinal Financial Corporation and F. Kevin Reynolds (incorporated by reference to Exhibit 10.4 to the Form SB-2).
10.4	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).
10.5	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).
10.6	Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated (incorporated by reference to Exhibit A to the Proxy Statement for the 2004 Annual Meeting of Shareholders).
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Controller
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.
32.3	Statement of Controller Pursuant to 18 U.S.C. § 1350.