Form 10-Q
period 2005-03-31
CARDINAL FINANCIAL CORP
filed 2005-05-10
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act)

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

18,530,894 shares of common stock, par value $1.00 per share,

outstanding as of May 2, 2005

CARDINAL FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2005 and December 31, 2004

(In thousands, except share data)

			(Unaudited)
			March 31, 2005	December 31, 2004
Assets
Cash and due from banks			$15,979	$15,205
Federal funds sold			17,650	8,203

Total cash and cash equivalents			33,629	23,408
Investment securities available-for-sale			163,377	151,554
Investment securities held-to-maturity (market value of $130,717 and $136,609 at March 31, 2005 and December 31, 2004, respectively)			133,435	137,953

Total investment securities			296,812	289,507

Other investments			7,621	8,110
Loans held for sale, net			364,126	365,454

Loans receivable, net of deferred fees and costs			535,704	489,896
Allowance for loan losses			(6,432)	(5,878)

Loans receivable, net			529,272	484,018

Premises and equipment, net			17,383	15,531
Deferred tax asset			3,559	3,238
Goodwill and intangibles, net			14,645	14,694
Accrued interest receivable and other assets			11,309	7,616

Total assets			$1,278,356	$1,211,576

Liabilities and Shareholders’ Equity

Deposits			$894,871	$824,210
Other borrowed funds			188,715	201,085
Warehouse financing			—	30,245
Mortgage funding checks			74,263	46,392
Escrow liabilities			8,549	3,020
Accrued interest payable and other liabilities			16,228	11,519

Total liabilities			1,182,626	1,116,471

	2005	2004
Common stock, $1 par value
Authorized	50,000,000	50,000,000
Issued and outstanding	18,530,894	18,462,597	18,531	18,463
Additional paid-in capital			93,260	92,868
Accumulated deficit			(13,533)	(15,145)
Accumulated other comprehensive loss			(2,528)	(1,081)

Total shareholders’ equity			95,730	95,105

Total liabilities and shareholders’ equity			$1,278,356	$1,211,576

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2005 and 2004

(In thousands, except per share data)

(Unaudited)

	2005	2004
Interest income:
Loans receivable	$7,280	$4,728
Loans held for sale	3,358	—
Federal funds sold	61	28
Investment securities available-for-sale	1,431	1,271
Investment securities held-to-maturity	1,307	1,350
Other investments	54	38
Total interest income	13,491	7,415
Interest expense:
Deposits	4,677	2,282
Other borrowed funds	992	300
Total interest expense	5,669	2,582
Net interest income	7,822	4,833
Provision for loan losses	549	74
Net interest income after provision for loan losses	7,273	4,759

Non-interest income:
Service charges on deposit accounts	280	241
Loan service charges	626	195
Investment fee income	159	178
Net gain on sales of loans	3,581	13
Net realized gain on investment securities available-for-sale	—	241
Management fee income	524	—
Other income	13	9
Total non-interest income	5,183	877

Non-interest expense:
Salary and benefits	4,870	2,164
Occupancy	1,046	496
Professional fees	474	154
Depreciation	680	310
Data processing	508	195
Telecommunications	333	103
Amortization of intangibles	49	—
Other operating expenses	2,135	1,133
Total non-interest expense	10,095	4,555
Net income before income taxes	2,361	1,081
Provision for income taxes	749	362
Net income	$1,612	$719
Earnings per share - basic	$0.09	$0.04
Earnings per share - diluted	$0.09	$0.04
Weighted-average shares outstanding - basic	18,525	17,461
Weighted-average shares outstanding - diluted	18,830	17,885

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004

Net income	$1,612	$719
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the quarter, net of tax	(1,447)	976
Less: reclassification adjustment for gains included in net income, net of tax	—	159

Comprehensive income	$165	$1,536

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2005 and 2004

(In thousands)

(Unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2003	1,364	$1,364	16,377	$16,377	$86,790	$(18,614)	$(505)	$85,412

Stock options exercised	—	—	23	23	66	—	—	89

Public offering shares issued	—	—	945	945	5,358	—	—	6,303

Preferred stock converted to common stock	(1,364)	(1,364)	1,026	1,026	338	—	—	—

Change in unrealized gain (loss) on investment securities available-for-sale	—	—	—	—	—	—	817	817

Net income	—	—	—	—	—	719	—	719

Balance, March 31, 2004	—	$—	18,371	$18,371	$92,552	$(17,895)	$312	$93,340

Balance, December 31, 2004	—	$—	18,463	$18,463	$92,868	$(15,145)	$(1,081)	$95,105

Stock options exercised	—	—	68	68	392	—	—	460

Change in unrealized gain (loss) on investment securities available-for-sale	—	—	—	—	—	—	(1,447)	(1,447)

Net income	—	—	—	—	—	1,612	—	1,612

Balance, March 31, 2005	—	$—	18,531	$18,531	$93,260	$(13,533)	$(2,528)	$95,730

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$1,612	$719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	680	310
Amortization of premiums, discounts and intangibles	450	503
Provision for loan losses	549	74
Loans held for sale, net originated and acquired	(883,678)	(2,569)
Proceeds from the sale of loans held for sale	885,931	1,894
Gain on sale of loans held for sale	(3,581)	(13)
Gain on sale of investment securities available-for-sale	—	(241)
Increase in accrued interest receivable, other assets, and deferred tax asset	(4,014)	(20)
Increase in accrued interest payable, escrow liabilities and other liabilities	10,238	172

Net cash provided by operating activities	8,187	829

Cash flows from investing activities:
Purchase of premises and equipment	(2,532)	(710)
Proceeds from sale, maturity and call of investment securities available-for-sale	—	4,000
Proceeds from sale, maturity and call of mortgage-backed securities available-for-sale	—	9,719
Proceeds from maturity and call of investment securities held-to-maturity	—	3,490
Proceeds from sale of other investments	3,609	261
Purchase of investment securities available-for-sale	(12,964)	(4,000)
Purchase of mortgage-backed securities available-for-sale	(8,432)	(51,485)
Purchase of investment securities held-to-maturity	—	(10,472)
Purchase of mortgage-backed securities held-to-maturity	—	(8,015)
Purchase of other investments	(3,120)	(729)
Redemptions of investment securities available-for-sale	7,183	3,602
Redemptions of investment securities held-to-maturity	4,319	5,389
Net (increase) decrease in loans receivable	(42,406)	1,274

Net cash used in investing activities	(54,343)	(47,676)

Cash flows from financing activities:
Net increase in deposits	70,661	51,802
Net decrease in other borrowed funds	(10,745)	(7,074)
Net decrease in warehouse financing	(30,245)	—
Net increase in mortgage funding checks	27,871	—
Proceeds from FHLB advances - long term	—	5,000
Repayments of FHLB advances - long term	(1,625)	(625)
Proceeds from public offering	—	6,303
Stock options exercised	460	89

Net cash provided by financing activities	56,377	55,495

Net increase in cash and cash equivalents	10,221	8,648

Cash and cash equivalents at beginning of the quarter	23,408	13,083

Cash and cash equivalents at end of the quarter	$33,629	$21,731

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,659	$2,574
Cash paid for income taxes	50	—
Trade dated investment securities available-for-sale	5,000	—

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the ”Company”) was incorporated on November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly owned subsidiaries.  The Company opened Cardinal Bank, N.A. (the “Bank”) in 1998 and Cardinal Wealth Services, Inc., an investment services subsidiary, in 1999.  In 1999, the Company opened two additional banking subsidiaries and, in late 2000, completed an acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank.  These banking subsidiaries were consolidated into the Bank as of March 1, 2002.  On April 15, 2004, the Company received approval from the Federal Reserve Bank of Richmond to be a financial holding company.  Effective July 7, 2004, the Bank acquired George Mason Mortgage, LLC (“GMM”).  In December 2004, the Bank converted to a state chartered institution and changed its name to Cardinal Bank.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

Stock-Based Compensation

At March 31, 2005, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan and the 2002 Equity Compensation Plan.  These plans are described more fully in Footnote 18 of the 2004 Form 10-K.

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

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Net income	$1,612	$719
Deduct: Total stock-based employee
compensation expense determined under fair value- based method for all awards, net of tax	(2,212)	(396)
Pro forma net income (loss)	$(600)	$323

Earnings (loss) per share:
Basic - as reported	$0.09	$0.04
Basic - pro forma	(0.03)	0.01
Diluted - as reported	0.09	0.04
Diluted - pro forma	(0.03)	0.01

The weighted average per share fair values of grants made for the three months ended March 31, 2005 and 2004 were $6.48 and $2.91, respectively.  The fair values of the options granted were estimated as of the grant date using the Black- Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Estimated option life	10 years	10 years
Risk free interest rate	4.29%	3.99%
Expected volatility	43.11%	11.80%
Expected dividend yield	0.00%	0.00%

There were options to purchase 494,735 shares of common stock granted during the three months ended March 31, 2005.  Of those grants, 486,735 immediately vested on the grant date.

Note 2

Segment Information

Prior to July 7, 2004, the Company operated and reported in two business segments, commercial banking and investment services.  As of July 7, 2004, the Company began operating in a third business segment, mortgage banking, with the completion of its acquisition of GMM.  The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans.  In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit.  The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.  The investment services segment provides advisory services to businesses and individuals, including financial planning and retirement/estate planning.

Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2005 and 2004, are as follows:

(Dollars in thousands)

At and for the Three Months Ended March 31, 2005:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$6,742	$1,311	$—	$—	$(231)	$7,822
Provision for loan losses	549	—	—	—	—	549
Non-interest income	374	4,642	159	—	8	5,183
Non-interest expense	5,593	3,952	221	—	329	10,095
Provision for income taxes	379	579	(21)	—	(188)	749
Net income (loss)	$595	$1,422	$(41)	$—	$(364)	$1,612

Total Assets	$1,192,690	$379,403	$691	$(411,226)	$116,798	$1,278,356

At and for the Three Months Ended March 31, 2004:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$4,800	$—	$—	$—	$33	$4,833
Provision for loan losses	74	—	—	—	—	74
Non-interest income	699	—	178	—	—	877
Non-interest expense	4,050	—	239	—	266	4,555
Provision for income taxes	462	—	(21)	—	(79)	362
Net income (loss)	$913	$—	$(40)	$—	$(154)	$719

Total Assets	$687,543	$—	$741	$(88,338)	$93,505	$693,451

At March 31, 2005, the Company did not have any operating segments other than those reported.  Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment.  The parent company’s most significant assets are its net investments in its subsidiaries.  The parent company’s net interest income is comprised of interest income from short-term investments and interest expense on trust preferred securities.

Note 3

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004. Stock options outstanding at March 31, 2005 and 2004 were 1,661,055 and 1,108,835, respectively.  Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 7,094 and 10,000 for the three months ended March 31, 2005 and 2004, respectively.

(Dollars in thousands,	Three Months Ended March 31,
except share and per share data)	2005	2004
Net income to common shareholders	$1,612	$719
Weighted average shares - basic	18,524,847	17,460,989
Weighted average shares - diluted	18,830,265	17,884,580
Earnings per share - basic	$0.09	$0.04
Earnings per share - diluted	$0.09	$0.04

Note 4

Derivatives

We account for our derivatives and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The Company utilizes forward sales commitments to economically hedge the interest rate risk inherent in entering into interest rate lock loan commitments and originating fixed-rate closed loans for sale through GMM.  At March 31, 2005, the fair value of interest rate lock commitments with a notional value of $203 million was $(517,000), and the fair value of forward sale commitments with a notional value of $500 million was $2.4 million.  These derivatives are recorded in other assets and other liabilities on the consolidated statements of condition at their fair values.  In addition to these market adjustments for open interest rate lock loan commitments and forward sale commitments, at March 31, 2005, a basis adjustment of $(1.9 million) has been recorded related to the closed loans held for sale and is included in loans held for sale, net in the consolidated statements of condition.

Note 5

Subsequent Event

On April 29, 2005, the Company entered into an Agreement and Plan of Share Exchange with Wilson/Bennett Capital Management, Inc., an asset management firm based in Alexandria, Virginia.  John W. Fisher, a member of the Company’s Board of Directors, is the founder and President and Chief Investment Officer of Wilson/Bennett and owns 90% of Wilson/Bennett.  Under the terms the Agreement, the Company plans to acquire Wilson/Bennett from Mr. Fisher and James Moloney, the other shareholder of Wilson/Bennett, for approximately $6.6 million in a combination of common stock and cash.  The cash portion of the transaction will be approximately $1.1 million.

The closing of the transaction is subject to all necessary regulatory approvals and customary closing conditions.  In addition, the closing of the transaction is also subject to the conditions that clients of Wilson/Bennett representing at least 75% of the assets under management have consented to the transaction, that the Company enters into an employment agreement with Mr. Fisher and that Wilson/Bennett obtain, at the Company’s expense, a term life insurance policy on the life of Mr. Fisher in an amount of no less than $3,000,000.  The Company will be the beneficiary under that policy.  The Company expects that, if the conditions are satisfied, the transaction will close early in the third quarter of 2005.  At that time, Wilson/Bennett will become a subsidiary of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2005 and December 31, 2004 and the results of our operations for the three months ended March 31, 2005 and 2004.  This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited financial statements and the notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Cardinal Financial Corporation, a locally managed financial holding company headquartered in Tysons Corner, Virginia, is committed to providing superior customer service, a diversified mix of financial products and services, and convenient banking to our retail and business consumers.  We own Cardinal Bank, a Virginia state-chartered community bank, and Cardinal Wealth Services, Inc., an investment services subsidiary.  Through these two subsidiaries and George Mason Mortgage, LLC (“George Mason”), a mortgage banking subsidiary of Cardinal Bank, we offer a wide range of traditional banking products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting with small and medium-sized businesses as well as commercial real estate developers and builders in addition to professionals, such as physicians, accountants and attorneys.  We have 19 retail bank branch locations and provide competitive retail products and services.  We complement our core banking operations by offering a full range of investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc.

On July 7, 2004, we acquired George Mason from United Bank – Virginia, a wholly owned subsidiary of United Bankshares, Inc. in a cash transaction for $17.0 million.  This transaction resulted in the recognition of $12.9 million of goodwill and $1.7 million of amortizable intangibles.  This transaction was accounted for as a purchase, and George Mason’s assets and liabilities were recorded at fair value as of the purchase date.  George Mason’s operating results are included in our consolidated results since the acquisition date.  George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through eight branches located throughout the metropolitan Washington region.  George Mason has approximately 200 employees and does business in eight states, including Virginia, Maryland and the District of Columbia.  George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, reporting originations of over $3.5 billion in 2004 and $4.5 billion in 2003.  George Mason’s primary sources of revenue include net interest income earned on loans held for sale, gain on the sale of loans held for sale and contractual management fees earned relating to services provided to other mortgage companies owned by local home builders.  Loans are made pursuant to purchase commitments and are sold servicing released.

In July 2004, we formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”).  These trust preferred securities are due in 2034 and pay interest at a rate equal to LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly.  These securities are redeemable at a premium through March 2008 and at par thereafter.  We have guaranteed payment of these securities.  The $20.6 million payable by us to Cardinal Statutory Trust I is included in other borrowed funds in the Consolidated Statements of Condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as we are not the primary beneficiary of this entity.  We utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

On April 29, 2005, we signed a definitive agreement to acquire Wilson/Bennett Capital Management, Inc., an asset management firm based in Alexandria, Virginia.  John W. Fisher, a member of our Board of Directors, is the founder and President and Chief Investment Officer of Wilson/Bennett and owns 90% of the firm.  Under the terms the agreement, we plan to acquire Wilson/Bennett for approximately $6.6 million in a combination of common stock and cash.  The cash portion of the transaction will be approximately $1.1 million.  We expect that, if the conditions to the closing of the transaction are satisfied, the transaction will close early in the third quarter of 2005.  At that time, Wilson/Bennett will become a subsidiary of Cardinal Financial Corporation.

We believe that the acquisition furthers our strategy of enhancing fee income and further diversifying our revenue stream.  Wilson/Bennett has approximately 500 institutional and personal clients and approximately $227 million of assets under management. Wilson/Bennett utilizes a value-oriented investment approach that focuses on large capitalization stocks. Wilson/Bennett’s 2004 revenues were approximately $1.4 million.  We anticipate that the acquisition of Wilson/Bennett will not have a material impact on our 2005 earnings.

Net interest income is our primary source of revenue.  We define revenue as net interest income plus non-interest income.  As discussed further in our interest rate sensitivity section, we manage our balance sheet and interest rate risk to maximize, and concurrently stabilize, net interest income.  We do this by monitoring the spread between the interest rates earned on interest earning assets and the interest rates paid on interest bearing liabilities.  We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it.  In addition to management of interest rate risk, we analyze our loan portfolio for exposure to credit risk.  Risk of loan defaults and foreclosures are unavoidable in the banking industry and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit.  In addition to net interest income, non-interest income is an increasingly important source of income for us and includes service charges on deposits and loans, investment fee income and gains on sales on investment securities available-for-sale, gains on sales of loans held for sale, and management fee income.  Our acquisition of George Mason in July 2004 has resulted in non-interest income becoming a larger component of our total revenues.

Our business strategy is to grow through geographic expansion while maintaining strong asset quality and achieving sustained profitability.  We completed a secondary common stock offering that raised $41.7 million in capital in December 2003 and an additional $6.3 million in capital following the exercise of the underwriters’ over-allotment option in January 2004.  This capital is being used to support the continuing expansion of our branch office network and balance sheet growth.  As a result of this increased capital and retained earnings, we increased our legal lending limit to $14.3 million as of March 31, 2005, which allows us to more quickly expand our commercial and real estate lending loan portfolios.  We expect to increase our loan-to-deposit ratio and shift the mix of our earning assets to higher yielding loans.  We used $17.0 million of the cash that was raised in December 2003 and January 2004 to acquire George Mason.  The acquisition of George Mason furthers our goal of broadening the financial products and services we offer and allows us to diversify our revenue base, increase fee income, and strengthen customer relationships.

Critical Accounting Policies

General

U. S. generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters.  Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such judgments, assumptions or estimates may have a significant impact on the consolidated financial statements.  Actual results could differ from initial estimates.

The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, accounting for economic hedging activities, and the valuation of deferred tax assets.

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio.  Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrower.  As a part of our analysis, we use comparative peer group data, duration factors and qualitative factors such as levels of and trends in delinquencies and nonaccrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support our estimates.

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are adequate, it is possible that there may be unidentified losses in the portfolio at March 31, 2005 that may become evident at a future date pursuant to additional analysis or regulatory comment.  Additional provisions for such losses, if necessary, would be recorded in the commercial banking segment or mortgage banking segment, as appropriate, and would negatively impact earnings.

For purposes of our analysis, we categorize our loans into one of five categories:  commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer.  Peer group annual loss factors (in the absence of historical results) are applied to all categories and are adjusted by the projected duration of the loan category and by the qualitative factors mentioned above.  The indicated loss factors resulting from this analysis are applied to each of the loan categories to determine a reserve level for each of the five categories of loans.  In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral values if the loan is collateral dependent.  Since we have limited historical data on which to base loss factors for classified loans, we apply, in accordance with regulatory guidelines, a 5% loss factor to all special mention loans, a 15% loss factor to all substandard loans and a 50% loss factor to all loans classified as doubtful.  Loans classified as loss loans are fully reserved or charged off.

Hedging

We account for our derivatives and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

In the normal course of business, we enter into contractual commitments, including loan commitments and rate lock commitments to extend credit to finance residential mortgages.  These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the time frame established by us.  Interest rate risk arises on these commitments and subsequently closed loans if interest rates move between the time of the interest rate lock and the delivery of the loan to the investor.  Loan commitments related to mortgage loans that are intended to be sold are considered derivatives in accordance with the guidance of SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments.  Accordingly, the fair value of these derivatives as of the end of the reporting period has been determined through an analysis of changes in market interest rates from the interest rate lock date and loan closing date.

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

New Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payments:  an Amendment of FASB Statements 123 and 95.  This statement requires that companies recognize to the income statement the grant-date fair value of stock options and other equity-based compensation.  This statement requires that stock awards be classified as either an equity award or a liability award.  Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology.  Liability classified awards are valued at fair value as of each reporting date.  We estimate that this new standard will result in an increase in pretax expense of approximately $72,000 quarterly and $288,000 annually beginning January 1, 2006, the effective date of the standard for us.

Statements of Income

Net income for the three months ended March 31, 2005 and 2004 was $1.6 million and $719,000, respectively, an improvement of $893,000, or 124%.  The increase in net income was primarily a result of increased net interest income of $3.0 million and non-interest income of $4.3 million, offset by increases in non-interest expense of $5.5 million.  The 2005 results were positively impacted by the results of operations of George Mason, which were not included in the three months ended March 31, 2004 results since George Mason was acquired on July 7, 2004.  Net income reported by George Mason for the quarter ended March 31, 2005 was $1.4 million and comprised approximately two-thirds of our consolidated net income for the quarter.

Basic and diluted earnings per share were $0.09 for the three months ended March 31, 2005.  For the three months ended March 31, 2004, basic and diluted earnings per share were $0.04.  Weighted average fully diluted shares outstanding for the three months ended March 31, 2005 were 18,830,265 compared to 17,884,580 for the three months ended March 31, 2004.

Return on average assets for the three months ended March 31, 2005 and 2004 was 0.57% and 0.43%, respectively.  Return on average equity for the three months ended March 31, 2005 and 2004 was 6.61% and 3.14%, respectively.  The increases in our returns of average assets and average equity were a result of the increases in net income in our 2005 results compared to the same period of 2004.

Net interest income represents the difference between interest and fees earned on interest earning assets and the interest paid on deposits and other interest bearing liabilities.  The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.  Net interest income for the three months ended March 31, 2005 and 2004 was $7.8 million and $4.8 million, respectively, a period-to-period increase of $3.0 million, or 61.9%.  The increase in net interest income was primarily the result of the increase in the average volume of loans receivable and loans held for sale compared with the same period of 2004.  These increases were funded through the increases in total deposits and other borrowed funds.

Our net interest margin for the three months ended March 31, 2005 and 2004 was 2.84% and 3.00%, respectively.  This compares to a net interest margin of 2.72% for the year ended December 31, 2004.  The decrease in the net interest margin for the period ended March 31, 2005 compared to the same period in 2004 was a result of a higher volume of deposits and borrowings at an increased rate of interest paid than the interest rate received on the increased volume of loans receivable and loans held for sale primarily due to the addition of George Mason in the first quarter of 2005. We remain asset sensitive and therefore anticipate that net interest margin will improve in a rising rate environment.  Tables 1 and 2 present an analysis of average earning assets, interest bearing liabilities and demand deposits with related components of interest income and interest expense.

Table 1.

Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities

Three Months Ended March 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005			2004			2003
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$60,873	$856	5.62%	$59,327	$796	5.37%	$53,060	$833	6.28%
Real estate - commercial	223,879	3,380	6.04	137,776	2,223	6.45	115,685	2,064	7.14
Real estate - construction	68,969	1,117	6.48	41,609	567	5.45	8,955	137	6.12
Real estate - residential	84,962	1,143	5.38	42,871	617	5.76	34,284	577	6.73
Home equity lines	61,268	684	4.53	44,829	363	3.24	28,352	241	3.40
Consumer	5,909	100	6.77	10,373	162	6.25	9,639	179	7.43
Total loans	505,860	7,280	5.76	336,785	4,728	5.62	249,975	4,031	6.45

Loans held for sale, net	289,024	3,358	4.65	—	—	0.00	—	—	0.00
Investment securities available-for-sale	153,907	1,431	3.72	142,128	1,271	3.58	180,044	1,678	3.73
Investment securities held-to-maturity	135,945	1,307	3.85	150,016	1,350	3.60	—	—	0.00
Other investments	5,172	54	4.19	3,634	38	4.18	1,853	24	5.18
Federal funds sold	11,162	61	2.20	12,146	28	0.92	13,503	39	1.16

Total interest-earning assets and interest income	1,101,070	13,491	4.90	644,709	7,415	4.60	445,375	5,772	5.18

Non-interest earning assets:
Cash and due from banks	2,519			10,256			14,720
Premises and equipment, net	17,000			6,833			5,007
Goodwill and other intangibles, net	14,501			22			646
Accrued interest and other assets	7,804			7,212			4,467
Allowance for loan losses	(5,988)			(4,408)			(3,397)
Total assets	$1,136,906			$664,624			$466,818

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	$139,160	$429	1.25%	$155,523	$529	1.36%	$139,080	$638	1.83%
Money markets	43,021	170	1.58	24,470	36	0.59	26,131	69	1.06
Statement savings	8,688	22	1.01	7,191	9	0.50	4,493	9	0.80
Certificates of deposit	553,079	4,056	2.93	237,562	1,708	2.88	173,249	1,524	3.52
Total interest - bearing deposits	743,948	4,677	2.55	424,746	2,282	2.15	342,953	2,240	2.61

Other borrowed funds	153,580	992	2.59	73,545	300	1.63	14,957	73	1.95

Total interest-bearing liabilities and interest expense	897,528	$5,669	2.56	498,291	$2,582	2.07	357,910	$2,313	2.59

Noninterest-bearing liabilities:
Demand deposits	103,883			72,399			66,638
Other liabilities	37,980			2,204			1,588
Preferred shareholders’ equity	—			6,391			6,825
Common shareholders’ equity	97,515			85,339			33,857
Total liabilities and shareholders’ equity	$1,136,906			$664,624			$466,818

Net interest income and net interest margin (2)		$7,822	2.84%		$4,833	3.00%		$3,459	3.11%

(1)   Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the quarters presented.

(2)   We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Table 2.

Rate and Volume Analysis

Three Months Ended March 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005 Compared to 2004			2004 Compared to 2003
	Change Due to			Change Due to
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial and industrial	$21	$39	$60	$98	$(135)	$(37)
Real estate - commercial	1,389	(232)	1,157	394	(235)	159
Real estate - construction	373	177	550	500	(70)	430
Real estate - residential	606	(80)	526	145	(105)	40
Home equity lines	128	193	321	140	(18)	122
Consumer	(70)	8	(62)	14	(31)	(17)
Total loans	2,447	105	2,552	1,291	(594)	697

Loans held for sale, net	3,358	—	3,358	—	—	—
Investment securities available-for-sale	105	55	160	(353)	(54)	(407)
Investment securities held-to-maturity	(127)	84	(43)	1,350	—	1,350
Other investments	16	0	16	23	(9)	14
Federal funds sold	(2)	35	33	(4)	(7)	(11)

Total interest income	5,797	279	6,076	2,307	(664)	1,643

Interest expense:

Interest - bearing deposits:

Interest checking	(59)	(41)	(100)	75	(184)	(109)
Money markets	27	107	134	(4)	(29)	(33)
Statement savings	2	11	13	5	(5)	—
Certificates of deposit	2,252	96	2,348	565	(381)	184
Total interest - bearing deposits	2,222	173	2,395	641	(599)	42

Other borrowed funds	318	374	692	286	(59)	227

Total interest expense	2,540	547	3,087	927	(658)	269

Net interest income (2)	$3,257	$(268)	$2,989	$1,380	$(6)	$1,374

(1)   Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented.

(2)   We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

The provision for loan losses for the three months ended March 31, 2005 and 2004 was $549,000 and $74,000, respectively.  The increase in provision expense was primarily a result of the net increase of $45.8 million in the loan portfolio during the first three months of 2005.  The allowance for loan losses at March 31, 2005 and December 31, 2004 was $6.4 million and $5.9 million, respectively.  Our allowance for loan loss ratio was 1.20% at each of March 31, 2005 and December 31, 2004.  We continued to experience strong loan quality with annualized net charged-off loans equal to 0.00% of total loans for the three months ended March 31, 2005, compared to 0.08% for the same period of 2004.  Non-performing loans were equal to 0.11% of total loans at each of March 31, 2005 and December 31, 2004.  Additional information on the allowance for loan losses, its allocation to the total loans receivable portfolio and information on nonperforming loans can be found in Tables 3, 4 and 5.

Table 3.

Allowance for Loan Losses

Three Months Ended March 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
Beginning balance, January 1	$5,878	$4,344

Provision for loan losses	549	74

Loans charged off:
Commercial and industrial	—	(74)
Consumer	(1)	(1)
Total loans charged off	(1)	(75)

Recoveries:
Commercial and industrial	2	2
Consumer	4	2
Total recoveries	6	4

Net (charge offs) recoveries	5	(71)

Ending balance, March 31,	$6,432	$4,347

	March 31, 2005	December 31, 2004
Loans:
Balance at period end	$535,704	$489,896
Allowance for loan losses to loans receivable, net of fees	1.20%	1.20%
Annualized net charge-offs to average loans receivable	0.00%	0.02%

Table 4.

Allocation of the Allowance for Loan Losses

At March 31, 2005 and December 31, 2004

(Dollars in thousands)

	March 31, 2005		December 31, 2004
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,148	11.32%	$963	11.53%
Real estate - commercial	2,838	43.53%	2,732	44.88%
Real estate - construction	838	14.22%	768	14.18%
Real estate - residential	936	18.61%	692	15.69%
Home equity lines	570	11.45%	612	12.32%
Consumer	102	0.87%	111	1.40%

Total allowance for loan losses	$6,432	100.00%	$5,878	100.00%

* Percentage of loan type to the total loan portfolio.

Table 5.

Nonperforming Loans Receivable

At March 31, 2005 and December 31, 2004

(Dollars in thousands)

	March 31, 2005	December 31, 2004
Nonaccruing loans	$604	$547

Loans contractually past-due 90 days or more	—	—

Troubled debt restructurings	—	—
Total nonperforming loans receivable	$604	$547

Non-interest income includes, among other things, service charges on deposits and loans, gains on the sale of loans held for sale, investment fee income, and management fee income, and continues to be an important factor in our operating results.  Non-interest income for the three months ended March 31, 2005 and 2004 was $5.2 million and $877,000, respectively, a period-to-period increase of $4.3 million.  The increase in non-interest income was primarily attributable to the increase in net gains on sale of loans held for sale by George Mason of $3.6 million and an increase in management fee income of $524,000 attributable to George Mason. Management fee income represents the income earned for services provided to other mortgage banking companies owned by local home builders.  Gains on the sale of loans held for sale include the gross gains on the sale of mortgage loans, net of origination costs.  Included in the gross gains on sale of mortgage loans are any origination, underwriting, and discount points and other funding fees received and deferred at origination.  Costs, which are originally capitalized when the loan closes and are deferred and subsequently recognized when the loan is sold, include direct costs associated with origination, such as commissions and direct salaries for funded loans.

Service charges on deposit accounts increased $39,000 to $280,000 for the three months ended March 31, 2005 compared to the same period of 2004.  Loan service charge income increased $431,000 to $626,000 for the three months ended March 31, 2005, compared to $195,000 for the same period of 2004, primarily related to the inclusion of George Mason in the 2005 period.  Investment fee income decreased slightly to $159,000 for the three months ended March 31, 2005 compared to $178,000 for the same three month period of 2004.

Non-interest expense includes salaries and benefits, occupancy, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses.  Non-interest expense for the three months ended March 31, 2005 was $10.1 million, compared to $4.6 million for the same period of 2004, an increase of $5.5 million.  The increase was attributable to the addition of George Mason and the branch expansion we have completed over the past twelve months.  During the twelve months ended March 31, 2005, we opened seven branch banking facilities, including our nineteenth branch, which is located in Sterling, Virginia, in January 2005.  Expenses related to the branch expansion are represented in the increases in our salaries and benefits expense, occupancy expense and depreciation expense.  We expect non-interest expense to continue to increase going forward as we continue our branch expansion in 2005.

In January 2005, we began deferred compensation plans for our directors and certain employees.  As of March 31, 2005, we had a deferred compensation liability of $281,000, and the deferred compensation expense during the quarter ended March 31, 2005 was $21,000.

The effective tax rate for the first quarter of 2005 was 31.7%, compared to 33.5% for the same period of 2004.  The 2005 effective rate is based on the estimated annual effective tax rate.  We recorded a provision for income tax expense of $749,000 and $362,000 for the three months ended March 31, 2005 and 2004, respectively.    For more information, see “Critical Accounting Policies” above in this discussion.

Statements of Condition

Total assets were $1.28 billion at March 31, 2005, compared to $1.21 billion at December 31, 2004, an increase of $66.8 million or 5.5%.  This growth was driven by increases in loans receivable and deposits.

Investment securities were $296.8 million at March 31, 2005, compared to $289.5 million at December 31, 2004, an increase of $7.3 million.  The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost.  Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management, regulatory capital management or similar factors.  At March 31, 2005, investment securities available-for-sale were $163.4 million and investment securities held-to-maturity were $133.4 million.  See Table 6 for additional information on our investment securities portfolio.

Table 6.

Investment Securities

At March 31, 2005 and December 31, 2004

(Dollars in thousands)

	Amortized	Fair	Average
Available-for-sale at March 31, 2005	Cost	Value	Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$15,965	$15,793	4.05%
Five to ten years	3,000	2,977	4.48%
Total U.S. government-sponsored agencies	$18,965	$18,770	4.12%

Mortgage-backed securities*
One to five years	$2,025	$1,980	3.64%
Five to ten years	18,870	18,596	4.21%
After ten years	125,442	122,038	4.08%
Total mortgage-backed securities	$146,337	$142,614	4.09%

Treasury bonds
One to five years	$2,027	$1,993	2.63%
Total treasury bonds	$2,027	$1,993	2.63%
Total investment securities available-for-sale	$167,329	$163,377	4.07%

	Amortized	Fair	Average
Held-to-maturity at March 31, 2005	Cost	Value	Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$6,500	$6,315	3.36%
Five to ten years	16,019	15,607	4.26%
After ten years	2,999	2,993	4.20%
Total U.S. government-sponsored agencies	$25,518	$24,915	4.03%

Mortgage-backed securities*
Five to ten years	$9,900	$9,776	4.07%
After ten years	90,012	88,166	4.16%
Total mortgage-backed securities	$99,912	$97,942	4.15%

Corporate bonds
After ten years	$8,005	$7,860	4.21%
Total corporate bonds	$8,005	$7,860	4.21%
Total investment securities held-to-maturity	$133,435	$130,717	4.13%

Total investment securities	$300,764	$294,094	4.10%

* Based on contractual maturities.

	Amortized	Fair	Average
Available-for-sale at December 31, 2004	Cost	Value	Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$3,000	$2,947	3.33%
Five to ten years	3,000	3,009	4.46%
Total U.S. government-sponsored agencies	$6,000	$5,956	3.89%

Mortgage-backed securities*
One to five years	$2,161	$2,131	3.59%
Five to ten years	14,662	14,603	3.96%
After ten years	128,477	126,846	3.97%
Total mortgage-backed securities	$145,300	$143,580	3.96%

Treasury bonds
One to five years	$2,031	$2,018	2.63%
Total treasury bonds	$2,031	$2,018	2.63%
Total investment securities available-for-sale	$153,331	$151,554	3.94%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2004	Cost	Value	Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$6,500	$6,427	3.36%
Five to ten years	16,018	15,901	4.28%
After ten years	2,999	2,962	4.22%
Total U.S. government-sponsored agencies	$25,517	$25,290	4.03%

Mortgage-backed securities*
Five to ten years	$10,392	$10,406	3.83%
After ten years	94,039	92,990	4.04%
Total mortgage-backed securities	$104,431	$103,396	4.02%

Corporate bonds
After ten years	$8,005	$7,923	4.21%
Total corporate bonds	$8,005	$7,923	4.21%
Total investment securities held-to-maturity	$137,953	$136,609	4.03%

Total investment securities	$291,284	$288,163	3.98%

* Based on contractual maturities.

Loans receivable, net of deferred fees and costs, increased by $45.8 million, or 9.4%, to $535.7 million at March 31, 2005 from $489.9 million at December 31, 2004 (see Table 7 for details on the loans receivable portfolio). We experienced growth in our commercial and industrial, commercial real estate, real estate construction, residential real estate and home equity loan portfolios.  We expect continued growth within these loan categories over the next three quarters of 2005 due to our increased legal lending limit of $14.3 million and the volume of loans we have scheduled for funding.  In addition, we had $364.1 million in loans held for sale at March 31, 2005, compared to $365.5 million at December 31, 2004, a decrease of $1.3 million.  Loans that are held for sale are valued at the lower of cost or market value.

Table 7.

Loans Receivable

At March 31, 2005 and December 31, 2004

(Dollars in thousands)

	March 31, 2005		December 31, 2004

Commercial and industrial	$60,655	11.32%	$56,512	11.53%
Real estate - commercial	233,324	43.53%	220,012	44.88%
Real estate - construction	76,186	14.22%	69,535	14.18%
Real estate - residential	99,763	18.61%	76,932	15.69%
Home equity lines	61,361	11.45%	60,408	12.32%
Consumer	4,667	0.87%	6,816	1.40%

Gross loans	$535,956	100.00%	$490,215	100.00%

Add: net deferred (fees) costs	(252)		(319)
Less: allowance for loan losses	(6,432)		(5,878)

Loans receivable, net	$529,272		$484,018

Total deposits increased $70.7 million, or 8.6%, to $894.9 million at March 31, 2005, compared to $824.2 million at December 31, 2004 (see Table 8 for details on certificates of deposit with balances of $100,000 or more).  We experienced increases in non-interest bearing demand deposits, money market and savings deposits and certificates of deposit.  The increase in deposits is a result of new customers from our branch expansion, competitive deposit pricing and increased advertising efforts.  Brokered certificates of deposit decreased $20.0 million to $66.7 million at March 31, 2005 compared to $86.7 million at December 31, 2004.  Additional information on brokered certificates of deposit can be found in “Contractual Obligations” below.

Table 8.

Certificates of Deposit of $100,000 or More

At March 31, 2005

(Dollars in thousands)

Maturities:
Three months or less	$22,826
Over three months through six months	22,983
Over six months through twelve months	16,316
Over twelve months	163,226
$225,351

Other borrowed funds decreased $12.4 million to $188.7 million at March 31, 2005, compared to $201.1 million at December 31, 2004.  We had Federal Home Loan Bank advances that matured during the first quarter of 2005 and were able to replace this funding source with other short term funding and through our increased deposit growth.  Table 9 provides information on our short-term borrowings.

Table 9.

Short-Term Borrowings and Other Borrowed Funds

At March 31, 2005

(Dollars in thousands)

			Date Amount
Advance Date	Interest Rate	Term of Advance	Due	Outstanding
Jul-04	3.01%	12 months	Jul-05	$25,000
Jan-04	1.83%	18 months	Jul-05	$5,000
Mar-03	2.33%	3 years	Mar-06	1,000
Weighted average rate and total short-term FHLB advances	2.80%			$31,000
All other borrowed funds				157,715
Total other borrowed funds				$188,715

At March 31, 2005, mortgage check fundings increased by $27.9 million to $74.3 million, compared to $46.4 million at December 31, 2004.  Warehouse financing decreased to zero at March 31, 2005 compared to $30.2 million at December 31, 2004.  These liabilities are related to George Mason and are used to fund the loans in process of being sold.  George Mason has credit facilities with the Bank and has a third party facility totaling $250 million, of which there were no borrowings outstanding at March 31, 2005.  George Mason had a $60.0 million line of credit with an unaffiliated third party and, due to our limited use, we did not renew this line of credit after it matured on March 1, 2005.

Shareholders’ equity at March 31, 2005 was $95.7 million, an increase of $625,000, or 0.7%, compared to $95.1 million at December 31, 2004. The increase of $625,000 from the prior year end was primarily driven by net income of $1.6 million for the quarter ended March 31, 2005 offset by an unfavorable market value adjustment of $1.4 million on investment securities available-for-sale as of March 31, 2005.  Book value per share at March 31, 2005 was $5.17, compared to $5.15 at December 31, 2004.  Tangible book value per share at March 31, 2005 was $4.38 compared to $4.36 at December 31, 2004.

Business Segment Operations

We provide banking and non-banking financial services and products through our subsidiaries.  Prior to July 7, 2004, management operated and reported on the results of our operations through two business segments, commercial banking and investment services.  With the completion of our acquisition of George Mason during the third quarter of 2004, we now operate in a third business segment, mortgage banking.

Commercial Banking

The commercial banking segment provides a wide range of banking services to small businesses and individuals through multiple delivery channels.  Services offered include commercial and consumer lending, deposit products and banking via the Internet or telephone.

For the three months ended March 31, 2005, the commercial banking segment recorded net income of $595,000 compared to $913,000 for the three months ended March 31, 2004, a decrease of $318,000.  The decrease in earnings was a result of the support needed for our branch expansion.  At March 31, 2005, total assets were $1.19 billion, loans receivable, net of fees, were $535.7 million and total deposits were $894.9 million.  At March 31, 2004, total assets were $687.5 million, loans receivable, net of fees were $334.5 million and total deposits were $525.9 million.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason.  George Mason engages primarily in the origination and acquisition of residential mortgages for sales into the secondary market on a best efforts basis.

For the three months ended March 31, 2005, the mortgage banking segment recorded net income of $1.4 million.  At March 31, 2005, total assets were $379.4 million, loans held for sale, net were $364.1 million and mortgage check fundings were $74.3 million.

Investment Services

The investment services segment provides investment and financial services through an affiliation with a third party broker-dealer.

For the three months ended March 31, 2005, the investment services segment recorded a net loss of $41,000, compared to a net loss of $40,000 for the same period of 2004, a decrease of $1,000.  At March 31, 2005, total assets were $691,000 and total assets under management were $135.7 million.  At March 31, 2004, total assets were $741,000 and total assets under management were $175.8 million.

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

At March 31, 2005, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 12.1% and 12.8%, respectively.  At December 31, 2004, our Tier 1 and total risk-based capital ratios were 12.7% and 13.4%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions. Table 10 provides additional information pertaining to our capital ratios.

Table 10.

Capital Components

At March 31, 2005 and December 31, 2004

(Dollars in thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At March 31, 2005
Total risk based capital/ Total capital to risk-weighted assets	$110,157	12.83%	$68,711	>	8.00%	$85,888	>	10.00%
Tier 1 capital/ Tier 1 capital to risk-weighted assets	103,613	12.06%	34,355	>	4.00%	51,533	>	6.00%
Tier 1 capital/ Tier 1 to average assets	103,613	9.23%	44,890	>	4.00%	56,113	>	5.00%

At December 31, 2004
Total risk based capital/ Total capital to risk-weighted assets	$107,660	13.40%	$64,294	>	8.00%	$80,368	>	10.00%
Tier 1 capital/ Tier 1 capital to risk-weighted assets	101,670	12.65%	32,147	>	4.00%	48,221	>	6.00%
Tier 1 capital/ Tier 1 to average assets	101,670	8.83%	46,075	>	4.00%	57,594	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities.  These contractual obligations will be funded through operating revenues and liquidity sources held or available to us.  The required payments under such obligations are detailed in Table 11.

Table 11.

Contractual Obligations

At March 31, 2005

(Dollars in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Certificates of deposit of $100,000 or more	$225,351	$62,125	$19,087	$142,752	$1,387

Brokered certificates of deposit	66,678	64,826	1,852	—	—

Advances from the Federal Home Loan Bank of Atlanta	100,333	31,000	9,250	40,083	20,000

Trust preferred securities	20,000	—	—	—	20,000

Operating lease obligations	15,293	3,918	3,886	6,221	1,268

Total	$427,655	$161,869	$34,075	$189,056	$42,655

Financial Instruments with Off-Balance Sheet Risk and Credit Risk

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At March 31, 2005, commitments to extend credit were $371.6 million and standby letters of credit were $4.8 million.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

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

We have established a formal liquidity contingency plan which establishes a liquidity management team and provides guidelines for liquidity management.  For our liquidity management program, we first determine our current liquidity position.  Liquidity is then forecasted based on forecasted changes in the balance sheet.  The Bank expects to maintain a certain liquidity cushion throughout the forecast period.  In addition to the forecast, we also stress test our liquidity position under several different stress scenarios.  Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established.  In addition, one stress test combines all other stress tests to see how liquidity would react to several negative scenarios occurring at the same time.  We believe that we currently have sufficient resources to meet our anticipated liquidity needs.

In September 2004, George Mason and the Bank entered into a one year $150 million floating rate revolving credit and security agreement with a third party.  The purpose of this credit facility is to fund residential mortgage loans at George Mason prior to their sale into the secondary market.  The credit facility requires, among other things, that George Mason and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth levels.  The Company has guaranteed repayment of this debt.  The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%.  At March 31, 2005, $0 of this line was utilized.

In addition to this facility, this same lender has also provided a $100 million facility that is utilized by George Mason to warehouse residential mortgage loans held for sale to this lender.  The terms of this facility are substantially the same as the above-referenced revolving credit and security agreement and the cost of this facility is netted against interest earned on the loans pending settlement with the lender.  At March 31, 2005, $0 of this line was utilized.

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale totaled $197.0 million at March 31, 2005 or 15.4% of total assets.  We held investments that are classified as held-to-maturity in the amount of $133.4 million at March 31, 2005.  To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged the majority of its securities to the Federal Home Loan Bank of Atlanta with additional securities pledged to the Federal Reserve Bank of Richmond.  Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at March 31, 2005 was approximately $146.0 million.  Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $43.5 million at March 31, 2005.  GMM has $250 million of lines of credit available to it.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

Through the middle of 2004, the ALCO committee used gap analysis to measure interest rate sensitivity.  Beginning with the interest rate sensitivity analysis for the third quarter of 2004, we hired an independent consulting firm to model the interest rate sensitivity of the company.  Instead of gap analysis, we began using a net interest income simulation model as our primary tool to measure interest rate sensitivity.  Many assumptions are developed based on expected activity in the balance sheet.  For maturing assets, assumptions are created for the redeployment of these assets.  For maturing liabilities, assumptions are developed for the replacement of these funding sources.  Assumptions are also developed for assets and liabilities that could reprice during the modeled time period.  These assumptions also cover how we expect rates to change on non-maturity deposits such as NOW, Money Market and savings accounts.  Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged.  This is considered the base case.  Next, the model determines what net interest income would be given changes in interest rates.  The rate simulations performed include a ramped rate change of down 100 basis points and up 200 basis points over a two year time period.  In the ramped down rate change, the model moves rates gradually down 100 basis points over the first year and then rates remain flat in the second year.  For the up 200 basis point scenario, rates are gradually moved up 200 basis points in the first year and then rates remain flat in the second year.  In both the up and down scenarios, the model assumes a parallel shift in the yield curve.  The results of these simulations are then compared to the base case.

At March 31, 2005, we were asset sensitive.  Asset sensitive means that we had more assets maturing and repricing than liabilities.  We have a significant portion of our assets as floating rate assets and we have taken a significant amount of term funding through fixed rate, fixed term, certificates of deposit.  In a rising rate environment, net interest income should grow for an asset sensitive Bank.  In the up 200 basis point scenario for one year, net interest income would have improved by not more than 10% compared to the base case and by not more than 15% over the two year time horizon.  Being asset sensitive, net interest income would have declined compared to the base case in the down 100 basis point scenario.  At March 31, 2005, net interest income has a negative variance to the base case of less than 6% for the one year period and a negative variance of less than 9% over the cumulative two year period.

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

•                  changes in interest rates and the successful management of interest rate risk;

•                  risks inherent in making loans such as repayment risks and fluctuating collateral values;

•                  maintaining cost controls and asset quality as we open or acquire new branches;

•                  maintaining capital levels adequate to support our growth;

•                  reliance on our management team, including the ability to attract and retain key personnel;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our Asset/Liability Committee is responsible for reviewing our liquidity requirements and maximizing our net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs.  Interest rate risk arises because the assets of the Bank and the liabilities of the Bank have different maturities and characteristics.  In order to measure this interest rate risk, we use a simulation process that measures the impact of changing interest rates on net interest income.  This model is run for the Bank by an independent consulting firm that was hired by the Bank in the fourth quarter of 2004.  The simulations incorporate assumptions related to expected activity in the balance sheet.  For maturing assets, assumptions are developed for the redeployment of these assets.  For maturing liabilities, assumptions are developed for the replacement of these funding sources.  Assumptions are also developed for assets and liabilities that reprice during the modeled time period.  These assumptions also cover how we expect rates to change on non-maturity deposits such as NOW, Money Market and savings accounts.  Based on inputs that include the most recent period end balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that interest rates remain unchanged.  This becomes the base case.  Next, the model determines the impact on net interest income given certain interest rate changes.  The rate changes include a ramped rate change of down 100 basis points and up 200 basis points over a two year time period.  In the ramped down rate change, the model moves rates gradually down 100 basis points over the first year and then rates remain flat in the second year.  For the up 200 basis point scenario, rates are gradually increased by 200 basis points in the first year and remain flat in the second year.  In both the up and down scenarios, the model assumes a parallel shift in the yield curve.  The results for net interest income are then compared to the base case with a variance to the base case determined.  Guidelines have been established that limit the net income variances from the base case in both the down 100 basis point scenario and the up 200 basis point scenario.

At March 31, 2005, we were asset sensitive.  Asset sensitive means that we had more assets maturing or repricing than liabilities.  We have a significant portion of our assets as floating rate assets and we have also taken a significant amount of term funding through fixed rate, fixed term, certificates of deposit.  In a rising rate environment, net interest income should grow for an asset sensitive bank.  In the up 200 basis point scenario for one year, net interest income would have improved by not more than 10% compared to the base case and by not more than 15% over the two year cumulative time horizon.

Being an asset sensitive bank, net interest income would have declined compared to the base case in the down 100 basis point simulation by less than 6% for one year and by 9% over the cumulative two year period.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.  In the Annual Report on Form 10-K for the year ended December 31, 2004, management’s assessment of the effectiveness of our internal control over financial reporting reported a material weakness regarding accounting for non-routine transactions which resulted in a restatement of the financial statements contained in the Company’s Quarterly Report on Form 10-Q as of and for the period ended September 30, 2004. Specifically, our accounting personnel lacked sufficient resources and expertise to properly account for certain non-routine transactions; our policies and procedures did not provide for timely review of significant non-routine transactions and accounting entries;  and we did not maintain sufficient documentation related to the application of U.S. generally accepted accounting principles to significant non-routine transactions.  To address this material weakness, we expanded our accounting staff through the addition of a chief financial officer, who completed his first full quarter as an employee of the Company during the quarter ended March 31, 2005, and a senior accountant. In addition, during the first quarter of 2005, we implemented timely review and sign-off procedures that include the utilization of a disclosure checklist. Finally, we implemented procedures to ensure that we document the application of U.S. generally accepted accounting principles to significant non-routine transactions.  Except as noted above, there were no changes in our internal control over financial reporting identified in connection with our evaluation of it that occurred during our last fiscal quarter that materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  None.

(b)  Not applicable.

(c)  Not applicable.

(d)  None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

10.1                           Agreement and Plan of Share Exchange between Wilson/Bennett Capital Management, Inc. and Cardinal Financial Corporation, dated as of April 29, 2005

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: May 9, 2005	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2005	/s/ Robert A. Cern
Robert A. Cern
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2005	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)