Form 10-Q
period 2005-06-30
CARDINAL FINANCIAL CORP
filed 2005-08-09
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

24,330,673 shares of common stock, par value $1.00 per share,

outstanding as of July 23, 2005

CARDINAL FINANCIAL CORPORATION

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Condition
At June 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income
For the three and six months ended June 30, 2005 and 2004 (unaudited)

Consolidated Statements of Comprehensive Income (Loss)
For the three and six months ended June 30, 2005 and 2004 (unaudited)

Consolidated Statements of Changes In Shareholders’ Equity
For the six months ended June 30, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2005 and December 31, 2004

(In thousands, except share data)

			(Unaudited)
			June 30,	December 31,
			2005	2004
Assets

Cash and due from banks			$19,134	$15,205
Federal funds sold			36,997	8,203

Total cash and cash equivalents			56,131	23,408
Investment securities available-for-sale			151,737	151,554
Investment securities held-to-maturity (market value of $125,664 and $136,609 at June 30, 2005 and December 31, 2004, respectively)			127,364	137,953

Total investment securities			279,101	289,507

Other investments			7,598	8,110
Loans held for sale, net			475,098	365,454

Loans receivable, net of deferred fees and costs			603,257	489,896
Allowance for loan losses			(7,210)	(5,878)

Loans receivable, net			596,047	484,018

Premises and equipment, net			17,259	15,531
Deferred tax asset			4,314	3,238
Goodwill and intangibles, net			20,677	14,694
Accrued interest receivable and other assets			11,012	7,616

Total assets			$1,467,237	$1,211,576

Liabilities and Shareholders’ Equity

Deposits			$1,002,486	$824,210
Other borrowed funds			163,344	201,085
Warehouse financing			38,126	30,245
Mortgage funding checks			93,660	46,392
Escrow liabilities			6,860	3,020
Accrued interest payable and other liabilities			18,859	11,519

Total liabilities			1,323,335	1,116,471

Common stock, $1 par value	2005	2004
Authorized	50,000,000	50,000,000
Issued and outstanding	24,327,073	18,462,597	24,327	18,463
Additional paid-in capital			132,191	92,868
Accumulated deficit			(11,242)	(15,145)
Accumulated other comprehensive loss			(1,374)	(1,081)

Total shareholders’ equity			143,902	95,105

Total liabilities and shareholders’ equity			$1,467,237	$1,211,576

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and six months ended June 30, 2005 and 2004

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans receivable	$8,334	$4,866	$15,614	$9,592
Loans held for sale	4,657	5	8,015	7
Federal funds sold	77	19	138	47
Investment securities available-for-sale	1,532	1,553	2,962	2,824
Investment securities held-to-maturity	1,253	1,478	2,561	2,828
Other investments	73	46	127	84

Total interest income	15,926	7,967	29,417	15,382

Interest expense:
Deposits	5,530	2,498	10,207	4,780
Other borrowed funds	1,272	471	2,264	771

Total interest expense	6,802	2,969	12,471	5,551

Net interest income	9,124	4,998	16,946	9,831

Provision for loan losses	820	314	1,369	388

Net interest income after provision for loan losses	8,304	4,684	15,577	9,443

Non-interest income:
Service charges on deposit accounts	330	262	610	502
Loan service charges	618	89	1,244	285
Investment fee income	291	158	450	336
Net gain on sales of loans	4,035	48	7,615	62
Net realized gain on investment securities available-for-sale	33	—	33	241
Management fee income	974	—	1,498	—
Other income (loss)	(6)	7	7	16

Total non-interest income	6,275	564	11,457	1,442

Non-interest expense:
Salary and benefits	5,566	1,924	10,435	4,064
Occupancy	1,025	465	2,071	961
Professional fees	475	190	949	344
Depreciation	708	322	1,389	632
Data processing	486	197	994	391
Telecommunications	277	105	610	208
Amortization of intangibles	72	—	122	—
Other operating expenses	2,512	1,095	4,646	2,254

Total non-interest expense	11,121	4,298	21,216	8,854

Net income before income taxes	3,458	950	5,818	2,031

Provision for income taxes	1,166	316	1,915	678

Net income	$2,292	$634	$3,903	$1,353

Earnings per share - basic	$0.11	$0.03	$0.20	$0.08

Earnings per share - diluted	$0.11	$0.03	$0.19	$0.07

Weighted-average shares outstanding - basic	21,096,617	18,401,199	19,817,872	17,931,094

Weighted-average shares outstanding - diluted	21,321,508	18,797,570	20,101,026	18,326,609

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and six months ended June 30, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$2,292	$634	$3,903	$1,353
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising
during the period, net of tax	1,175	(3,402)	(271)	(2,528)
Less: reclassification adjustment for
gains included in net income, net of tax	22	—	22	159

Comprehensive income (loss)	$3,445	$(2,768)	$3,610	$(1,334)

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2005 and 2004

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Shares	Stock	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2003	1,364	$1,364	16,377	$16,377	$86,790	$(18,614)	$(505)	$85,412

Stock options exercised	—	—	85	85	276	—	—	361

Public offering shares issued	—	—	945	945	5,358	—	—	6,303

Preferred stock converted to common stock	(1,364)	(1,364)	1,026	1,026	338	—	—	—

Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	—	(2,687)	(2,687)

Net income	—	—	—	—	—	1,353	—	1,353

Balance, June 30, 2004	—	$—	18,433	$18,433	$92,762	$(17,261)	$(3,192)	$90,742

Balance, December 31, 2004	—	$—	18,463	$18,463	$92,868	$(15,145)	$(1,081)	$95,105

Stock options exercised	—	—	78	78	435	—	—	513

Public offering shares issued	—	—	5,175	5,175	34,615	—	—	39,790

Shares issued in acquisition of Wilson/Bennett	—	—	611	611	4,273	—	—	4,884

Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	—	(293)	(293)

Net income	—	—	—	—	—	3,903	—	3,903

Balance, June 30, 2005	—	$—	24,327	$24,327	$132,191	$(11,242)	$(1,374)	$143,902

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$3,903	$1,353
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,389	632
Amortization of premiums, discounts and intangibles	881	1,072
Provision for loan losses	1,369	388
Loans held for sale originated and acquired	(2,187,040)	(8,034)
Proceeds from the sale of loans held for sale	2,085,011	7,175
Gain on sale of loans held for sale	(7,615)	(62)
Gain on sale of investment securities available-for-sale	(33)	(241)
Loss on sale of other assets	13	—
Increase in accrued interest receivable, other assets, and deferred tax asset	(4,472)	(27)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	11,180	(1,275)

Net cash provided by (used in) operating activities	(95,414)	981

Cash flows from investing activities:
Purchase of premises and equipment	(3,130)	(4,730)
Proceeds from sale, maturity and call of investment securities available-for-sale	1,000	4,000
Proceeds from sale, maturity and call of mortgage-backed securities available-for-sale	4,896	9,719
Proceeds from maturity and call of investment securities held-to-maturity	—	3,490
Proceeds from sale of other investments	8,119	261
Purchase of investment securities available-for-sale	(12,964)	(6,000)
Purchase of mortgage-backed securities available-for-sale	(8,432)	(72,959)
Purchase of investment securities held-to-maturity	—	(16,472)
Purchase of mortgage-backed securities held-to-maturity	—	(14,042)
Purchase of other investments	(7,607)	(2,159)
Redemptions of investment securities available-for-sale	14,511	14,912
Redemptions of investment securities held-to-maturity	10,199	14,134
Net cash paid to acquire Wilson/Bennett	(1,379)	—
Net increase in loans receivable, net of deferred fees and costs	(113,063)	(55,199)

Net cash used in investing activities	(107,850)	(125,045)

Cash flows from financing activities:
Net increase in deposits	178,276	123,425
Net increase (decrease) in other borrowed funds	(60,491)	2,544
Net increase in warehouse financing	7,881	—
Net increase in mortgage funding checks	47,268	—
Proceeds from FHLB advances - long term	25,000	45,000
Repayments of FHLB advances - long term	(2,250)	(1,250)
Proceeds from public offering of common stock	39,790	6,303
Stock options exercised	513	361

Net cash provided by financing activities	235,987	176,383

Net increase in cash and cash equivalents	32,723	52,319

Cash and cash equivalents at beginning of the period	23,408	13,083

Cash and cash equivalents at end of the period	$56,131	$65,402

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,003	$5,377
Cash paid for income taxes	150	50

Supplemental schedule of noncash investing and financing activities:

The Company acquired all of the issued and outstanding common stock of Wilson/Bennett Capital Management, Inc. In conjunction with the acquisition, the following noncash changes to the Company’s financial condition occurred:

Fair value of non-cash assets acquired	$6,296
Fair value of liabilities assumed	33
Common shares issued in acquisition	4,884

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the ”Company”) was incorporated on November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly owned subsidiaries.  The Company opened Cardinal Bank, N.A. (the “Bank”) in 1998 and Cardinal Wealth Services, Inc., an investment services subsidiary, in 1999.  In 1999, the Company opened two additional banking subsidiaries and, in late 2000, completed an acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank.  These banking subsidiaries were consolidated into the Bank as of March 1, 2002.  On April 15, 2004, the Company received approval from the Federal Reserve Bank of Richmond to be a financial holding company.  Effective July 7, 2004, the Bank acquired George Mason Mortgage, LLC (“George Mason”), a mortgage banking subsidiary based in Fairfax, Virginia.  In December 2004, the Bank converted to a state chartered institution and changed its name to Cardinal Bank.  Effective June 9, 2005, the Company acquired Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm based in Alexandria, Virginia.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

Stock-Based Compensation

At June 30, 2005, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan and the 2002 Equity Compensation Plan.  These plans are described more fully in Footnote 18 of the 2004 Form 10-K.

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to utilize the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an

interpretation of APB No. 25.  The following table illustrates the effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation.

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Net income	$2,292	$634	$3,903	$1,353
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(1,561)	(79)	(3,772)	(475)
Pro forma net income	$731	$555	$131	$878

Earnings per share:
Basic - as reported	$0.11	$0.03	$0.20	$0.08
Basic - pro forma	0.03	0.03	0.01	0.05
Diluted - as reported	0.11	0.03	0.19	0.07
Diluted - pro forma	0.03	0.03	0.01	0.05

The weighted average per share fair values of option grants made for the three months ended June 30, 2005 and 2004 were $5.37 and $3.38, respectively.  The weighted average per share fair values of option grants made for the six months ended June 30, 2005 and 2004 were $5.97 and $2.91, respectively.  The fair values of the options granted were estimated as of the grant date using the Black- Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Estimated option life	10 years	10 years	10 years	10 years
Risk free interest rate	4.15%	4.79%	4.26%	4.00%
Expected volatility	43.11%	11.80%	43.11%	11.80%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

There were options to purchase 425,176 and 919,911 shares of common stock granted during the three and six months ended June 30, 2005, respectively.  Of those grants, 425,176 and 911,911 immediately vested on the grant date for the three and six months ended June 30, 2005, respectively.

Note 2

Acquisition

On June 9, 2005, the Company acquired Wilson/Bennett for $1.6 million in cash and 611,111 shares of its common stock. The primary shareholder of Wilson/Bennett at the time of its acquisition by the Company was, and continues to be, a member of the Company’s Board of Directors.  The Company has entered into an employment agreement with this person which ends on April 30, 2008, with automatic one-year renewals beginning on that date and each April 30 thereafter unless notice of non-renewal is provided by either party.

The common stock utilized to complete this transaction is newly issued by the Company, is not registered with the Securities and Exchange Commission (the “SEC”), and therefore cannot be sold until so registered or sold pursuant to an exemption from such registration.  The owners of the shares will be permitted to resell them under Rule 144 under the Securities Act after holding them for one year.  The trading restriction will completely lapse after two years.  Because of this trading restriction, the Company has valued for purchase accounting purposes the 611,111 restricted shares at 89% of the fair market value of its unrestricted shares. Total purchase consideration paid, which includes direct costs to complete the transaction, was $6.5 million with the common shares issued being valued at $4.9 million.

The operating results of Wilson/Bennett are included in the Company’s consolidated operating results and its investment services segment information since the date of acquisition and are not separately material to consolidated operating results. The acquisition resulted in the recognition of the following intangible assets which are being amortized on a straight-line basis over the periods indicated:

Employment/non-compete agreement - $ 698,000 (4 years)

Trade name intangible - $ 46,000 (3 years)

Purchased customer relationships - $ 1,858,000 (10 years)

The transaction also resulted in the recognition of goodwill of $3.5 million. The Company used the assistance of an independent valuation consultant to determine the value assigned to identifiable amortizable intangibles. Goodwill will not be amortized but will be reviewed, along with the other identified intangibles, for impairment when evidence of impairment exists or, at a minimum, on an annual basis.

Due to the trading restriction described above, the Company has agreed to provide certain demand registration rights with respect to the 611,111 common shares issued. The owners of these shares have the right to make one written request to the Company for the registration of one-third of the shares under the Securities Act of 1933, as amended, to permit the resale of the shares.  In the event that a change of control of the Company occurs, or the Company’s employment of its current chief executive officer terminates, both as described in a registration rights agreement, then the registration rights would cover all the shares.  The Company has the option to repurchase any such shares following the receipt of a written request for registration from the shareholders.  The purchase price has been reduced by the estimated cost to register these shares with the SEC.

Note 3

Segment Information

Prior to July 7, 2004, the Company operated and reported two business segments, commercial banking and investment services.  As of July 7, 2004, the Company began operating in a third business segment, mortgage banking, with the completion of its acquisition of George Mason.  The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans.  In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit.  The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.  The investment services segment provides advisory services to businesses and individuals, including financial planning and retirement/estate planning.  Wilson/Bennett is included in the investment services segment since the date of its acquisition, June 9, 2005.

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2005 and 2004, are as follows:

(Dollars in thousands)

Cardinal Financial Corporation and Subsidiaries

Segment Reporting at and for the Three and Six Months Ended June 30, 2005 and 2004

(Dollars in thousands)

(Unaudited)

At and for the Three Months Ended June 30, 2005:

	Commercial	Mortgage	Investment	Intersegment
	Banking	Banking	Services	Elimination	Other	Consolidated
Net interest income	$7,697	$1,632	$—	$—	$(205)	$9,124
Provision for loan losses	820	—	—	—	—	820
Non-interest income	470	5,505	291	—	9	6,275
Non-interest expense	5,872	4,426	324	—	499	11,121
Provision for income taxes	453	960	(17)	—	(230)	1,166
Net income (loss)	$1,022	$1,751	$(16)	$—	$(465)	$2,292

Total Assets	$1,310,707	$495,017	$7,228	$(511,046)	$165,331	$1,467,237

At and for the Three Months Ended June 30, 2004:

	Commercial	Mortgage	Investment	Intersegment
	Banking	Banking	Services	Elimination	Other	Consolidated
Net interest income	$4,976	$—	$—	$—	$22	$4,998
Provision for loan losses	314	—	—	—	—	314
Non-interest income	406	—	158	—	—	564
Non-interest expense	3,728	—	185	—	385	4,298
Provision for income taxes	448	—	(8)	—	(124)	316
Net income (loss)	$892	$—	$(19)	$—	$(239)	$634

Total Assets	$804,041	$—	$701	$(85,553)	$90,833	$810,022

At and for the Six Months Ended June 30, 2005:

	Commercial	Mortgage	Investment	Intersegment
	Banking	Banking	Services	Elimination	Other	Consolidated
Net interest income	$14,437	$2,943	$—	$—	$(434)	$16,946
Provision for loan losses	1,369	—	—	—	—	1,369
Non-interest income	845	10,145	450	—	17	11,457
Non-interest expense	11,465	8,376	545	—	830	21,216
Provision for income taxes	831	1,539	(38)	—	(417)	1,915
Net income (loss)	$1,617	$3,173	$(57)	$—	$(830)	$3,903

Total Assets	$1,310,707	$495,017	$7,228	$(511,046)	$165,331	$1,467,237

At and for the Six Months Ended June 30, 2004:

	Commercial	Mortgage	Investment	Intersegment
	Banking	Banking	Services	Elimination	Other	Consolidated
Net interest income	$9,777	$—	$—	$—	$54	$9,831
Provision for loan losses	388	—	—	—	—	388
Non-interest income	1,106	—	336	—	—	1,442
Non-interest expense	7,779	—	424	—	651	8,854
Provision for income taxes	910	—	(30)	—	(202)	678
Net income (loss)	$1,806	$—	$(58)	$—	$(395)	$1,353

Total Assets	$804,041	$—	$701	$(85,553)	$90,833	$810,022

At June 30, 2005, the Company did not have any operating segments other than those reported.  Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment.  The parent company’s most significant assets are its net investments in its subsidiaries.  The parent company’s net interest income is comprised of interest income from short-term investments and interest expense on trust preferred securities.  The parent company’s non-interest expense is mostly non-allocable executive salaries and professional services related to the Company’s regulatory requirements.

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004. Stock options outstanding at June 30, 2005 and 2004 were 2,076,413 and 1,048,545, respectively.  Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 224,891 and 10,000 for the three months ended June 30, 2005 and 2004, respectively.  Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 283,154 and 10,000 for the six months ended June 30, 2005 and 2004, respectively.

(Dollars in thousands,	Three Months Ended June 30,		Six Months Ended June 30,
except share and per share data)	2005	2004	2005	2004

Net income available to common shareholders	$2,292	$634	$3,903	$1,353

Weighted average common shares - basic	21,096,617	18,401,199	19,817,872	17,931,094

Weighted average common shares - diluted	21,321,508	18,797,570	20,101,026	18,326,609

Earnings per common share - basic	$0.11	$0.03	$0.20	$0.08

Earnings per common share - diluted	$0.11	$0.03	$0.19	$0.07

Note 5

Derivatives

The Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The Company utilizes forward sales commitments to economically hedge the interest rate risk inherent when entering into interest rate lock loan commitments and originating fixed-rate loans for sale.  At June 30, 2005, the fair value of interest rate lock commitments with a notional value of $234.1 million was $(331,000), and the fair value of forward sale commitments with a notional value of $626.6 million was $357,000.  These derivatives are recorded in other assets and other liabilities on the consolidated statements of condition at their fair values.  In addition to these market value adjustments for open interest rate lock loan commitments and forward sale commitments at June 30, 2005, a basis adjustment of $(26,000) has been recorded related to the loans held for sale as of that date and is included in loans held for sale, net in the consolidated statements of condition.

Note 6

Secondary Common Stock Offering

The Company completed a secondary public offering of 5,175,000 shares of its common stock during the quarter ended June 30, 2005. Of this amount, 4,500,000 shares were sold on May 17, 2005 and an additional 675,000 shares were sold on June 6, 2005 under the over-allotment option that the Company had granted to the underwriters. Proceeds from these sales, less the underwriting discount and other issuance costs, totaled $39.8 million. The Company will utilize the net proceeds to support future growth and expansion and for general corporate purposes. All of the shares sold in the offering were newly issued.

Note 7

Goodwill and Other Intangibles

As noted above, effective June 9, 2005, the Company completed its acquisition of Wilson/Bennett in a cash and common stock transaction valued at $6.5 million.  This transaction was accounted for as a purchase and Wilson/Bennett’s assets and liabilities were recorded at fair value as of the purchase date.  This transaction resulted in the recognition of $3.5 million of goodwill and amortizable other intangible assets of $2.6 million.

Information concerning changes in other intangible assets and the related accumulated amortization is as follows:

	Mortgage Banking		Investment Services		Total
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2004	$1,781	$49	$—	$—	$1,781	$49
Customer relationship intangibles	—	99	1,858	12	1,858	111
Employment/non-compete agreement	—	—	698	10	698	10
Trade name	—	—	46	1	46	1
Balance at June 30, 2005	$1,781	$148	$2,602	$23	$4,383	$171

The aggregate amortization expense for the three and six months ended June 30, 2005 was $73,000 and $122,000, respectively.  There was no amortization expense for the comparable periods of 2004.

The estimated amortization expense for the next five years is as follows:

(Dollars in thousands)
2005 (last six months)	$287
2006	574
2007	574
2008	565
2009	460
2010	384

The changes in the carrying amount of goodwill for year to date June 30, 2005 are as follows:

	Commercial Banking	Mortgage Banking	Investment Services	Total
Balance at December 31, 2004	$22	$12,941	$—	$12,963
Goodwill attributable to Wilson/Bennett acquisition	—	—	3,502	3,502
Balance at June 30, 2005	$22	$12,941	$3,502	$16,465

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2005 and December 31, 2004 and the unaudited results of our operations for the three and six months periods ended June 30, 2005 and 2004.  This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited financial statements and the notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Cardinal Financial Corporation, a locally managed financial holding company headquartered in Tysons Corner, Virginia, is committed to providing superior customer service, a diversified mix of financial products and services, and convenient banking to our retail and business consumers.  We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank, Cardinal Wealth Services, Inc., an investment services subsidiary, and Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an Alexandria, Virginia based asset management firm acquired in June 2005.  Through these three subsidiaries and George Mason Mortgage, LLC (“George Mason”), a mortgage banking subsidiary of Cardinal Bank, we offer a wide range of traditional banking products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium-sized businesses as well as government contractors, commercial real estate developers and builders and professionals such as physicians, accountants and attorneys.  We have twenty retail bank office locations and provide competitive retail products and services.  We complement our core banking operations by offering a full range of investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc. and asset management services through Wilson/Bennett.

On July 7, 2004, we acquired George Mason from United Bank – Virginia, a wholly owned subsidiary of United Bankshares, Inc. in a cash transaction for $17.0 million.  This transaction resulted in the recognition of $12.9 million of goodwill and $1.7 million of amortizable intangibles.  This transaction was accounted for as a purchase, and George Mason’s assets and liabilities were recorded at their fair values as of the purchase date.  George Mason’s operating results are included in our consolidated results since the acquisition date.  George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through eight branches located throughout the metropolitan Washington region.  George Mason has approximately 200 employees and does business in eight states, including Virginia, Maryland and the District of Columbia.  George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, reporting originations of over $3.5 billion in 2004 and $4.5 billion in 2003.  George Mason’s originations for the first six months of 2005 were $2.0 billion.  George Mason’s primary sources of revenue include net interest income earned on loans held for sale, gain on the sale of loans held for sale and contractual management fees earned relating to services provided to other mortgage companies owned by local home builders.  Loans are made pursuant to purchase commitments and are sold servicing released.

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

On June 9, 2005, we acquired Wilson/Bennett.  We acquired Wilson/Bennett for total consideration of $6.5 million, which consisted of a payment of $1.6 million in cash and the issuance of 611,111 shares of our common stock valued at $4.9 million.  We believe that the Wilson/Bennett acquisition furthers our strategy of enhancing fee income and diversifying our revenue stream and the services we deliver to our customers.  Wilson/Bennett had approximately 460 institutional and personal clients and approximately $210 million of assets under management at June 30, 2005. Wilson/Bennett utilizes a value-oriented investment approach that focuses on large capitalization stocks. Wilson/Bennett’s 2004 unaudited revenues were approximately $1.4 million.  We anticipate that the acquisition of Wilson/Bennett will not have a material impact on our 2005 earnings.

Net interest income is our primary source of revenue.  We define revenue as net interest income plus non-interest income.  As discussed further in our interest rate sensitivity section, we manage our balance sheet and interest rate risk to maximize, and concurrently stabilize, net interest income.  We do this by monitoring the spread between the interest rates earned on interest-earnings assets and the interest rates paid on interest-bearing liabilities.  We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely.  In addition to management of interest rate risk, we analyze our loan portfolio for exposure to credit risk.  Loan defaults and foreclosures are unavoidable in the banking industry and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit.  In addition to net interest income, non-interest income is an increasingly important source of revenue for us and includes service charges on deposits and loans, investment fee income and gains on sales on investment securities available-for-sale, gains on sales of loans held for sale, and management fee income.  Our acquisition of George Mason in July 2004 has resulted in non-interest income becoming a larger component of our total revenues, and we anticipate that the acquisition of Wilson/Bennett will further contribute to this trend.

Our business strategy is to grow through geographic expansion while maintaining strong asset quality and achieving sustained profitability.  We completed a secondary common stock offering that raised $39.8 million in capital during the second quarter of 2005.  This capital is being used to support the continuing expansion of our branch office network and balance sheet growth.  As a result of this increased capital and retained earnings, our legal lending limit increased to $17.6 million as of June 30, 2005, which allows us to more quickly expand our commercial and real estate lending loan portfolios.  In addition, we expect to increase our loan-to-deposit ratio and shift the mix of our earning assets to higher yielding loans.

Critical Accounting Policies

General

U. S. generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters.  Management must use assumptions and estimates when applying these principles where precise measurements are not possible or practical.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such judgments, assumptions and estimates may have a significant impact on the consolidated financial statements.  Actual results could differ from initial estimates.

The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, accounting for economic hedging activities, and the valuation of deferred tax assets.

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio.  Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers.  As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies and nonaccrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support our estimates.

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are adequate, it is possible that there may be unidentified losses in the portfolio at June 30, 2005 that may become evident at a future date pursuant to additional analysis or regulatory comment.  Additional provisions for such losses, if necessary, would be recorded in the commercial banking or mortgage banking segment, as appropriate, and would negatively impact earnings.

For purposes of our analysis, we categorize our loans into one of five categories:  commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer.  In the absence of historical loss factors, peer group loss factors are applied to all categories and are adjusted by the qualitative factors mentioned above.  The indicated loss factors resulting from this analysis are applied to each of the loan categories to determine an allowance level for each of the five categories of loans.  In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent.  Since we have limited historical data on which to base loss factors for classified loans, we apply, in accordance with regulatory guidelines, a 5% loss factor to all loans classified as special mention, a 15% loss factor to all loans classified as substandard and a 50% loss factor to all loans classified as doubtful.  Loans classified as loss loans are fully reserved or charged off.

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

In the normal course of our mortgage banking operations at George Mason, we enter into contractual commitments, including loan commitments and rate lock commitments to extend credit to finance residential properties.  These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the time frame established by us.  Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor.  Loan commitments related to mortgage loans that are intended to be sold are considered derivatives in accordance with the guidance of SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments.  Accordingly, the fair value of these derivatives as of the end of the reporting period has been determined through an analysis of changes in market interest rates from the interest rate lock date and loan closing date and expectations of pipeline fallout.

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge each individual commitment by entering into best efforts delivery forward loan sale contracts.  These forward contracts are marked to market through earnings and are not designated as accounting hedges under SFAS No. 133.  The fair values of the loan commitments and the forward sales contracts generally move in opposite directions and, accordingly, the impact of changes in these valuations on net income during the loan commitment period is generally inconsequential.

Although the forward loan sale contracts serve as an economic hedge of interest rate risk from holding fixed-rate loans held for sale, these forward contracts have not been designated as accounting hedges under SFAS No. 133 and, accordingly, loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities.

Valuation of Deferred Tax Assets

We record a provision for income tax expense based on the amounts of current taxes payable or refundable and the change in net deferred tax assets or liabilities during the year.  Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods.  When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance.  The amount of any valuation allowance established is based upon an estimate of the deferred tax asset that is probable of recovery.  Increases or decreases in the valuation allowance result in corresponding increases or decreases to the provision for income taxes.

New Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment:  An Amendment of FASB Statements 123 and 95 (“FAS 123R”).  This statement requires that companies recognize in the income statement the grant-date fair value of stock options and other equity-based compensation.  It is required to be applied by us beginning January 1, 2006.  This statement requires that stock awards be classified as either an equity award or a liability award.  Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology.  Liability classified awards are valued at fair value as of each reporting date.  We intend to adopt FAS 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006 for which the requisite service has not been rendered.  We estimate that this new standard will result in an increase in pretax expense of approximately $72,000 quarterly and $288,000 annually in 2006 based on the current stock options outstanding.  Additional expense would be recorded for any future stock option grants.

Statements of Income

Net income for the three months ended June 30, 2005 and 2004 was $2.3 million and $634,000, respectively, an increase of $1.7 million, or 262%.  Net income for the six months ended June 30, 2005 and 2004 was $3.9 million and $1.4 million, respectively, an increase of $2.6 million, or 188%.  The increase in net income for the three months ended June 30, 2005 compared to same period of 2004 was primarily a result of increased net interest income of $4.1 million and non-interest income of $5.7 million, offset by increases in non-interest expense of $6.8 million.  The increase in net income for the six months ended June 30, 2005 compared to the same period of 2004 was also primarily a result of increased net interest income of $7.1 million and non-interest income of $10.0 million, offset by increase in non-interest expense of $12.4 million.  In addition, the 2005 results included the results of operations of George Mason, which were not included in the three and six months ended June 30, 2004 results since George Mason was acquired on July 7, 2004.  Net income attributable to George Mason for the three and six months ended June 30, 2005 was $1.8 million and $3.2 million, respectively.

Basic and diluted earnings per share were both $0.11 for the three months ended June 30, 2005.  For the three months ended June 30, 2004, basic and diluted earnings per share were $0.03.  Weighted average fully diluted shares outstanding for the three months ended June 30, 2005 were 21,321,508 compared to 18,797,570 for the three months ended June 30, 2004.  Basic and diluted earnings per share were $0.20 and $0.19, respectively, for the six months ended June 30, 2005.  Basic and diluted earnings per share were $0.08 and $0.07, respectively, for the six months ended June 30, 2004.  Weighted average fully diluted shares outstanding for the six months ended June 30, 2005 were 20,101,026 compared to 18,326,609 for the six months ended June 30, 2004.

Return on average assets for the three months ended June 30, 2005 and 2004 was 0.70% and 0.35%, respectively.  Return on average assets for the six months ended June 30, 2005 and 2004 was 0.64% and 0.39%, respectively.  Return on average equity for the three months ended June 30, 2005 and 2004 was 7.61% and 2.76%, respectively.  Return on average equity for the six months ended June 30, 2005 and 2004 was 7.16% and 2.95%, respectively.

Net interest income represents the difference between interest and fees earned on interest earning assets and the interest paid on deposits and other interest bearing liabilities.  The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.  Net interest income for the three months ended June 30, 2005 and 2004 was $9.1 million and $5.0 million, respectively, a period-to-period increase of $4.1 million, or 82.6%.  Net interest income for the six months ended June 30, 2005 and 2004 was $16.9 million and $9.8 million, respectively, an increase of $7.1 million, or 72.4%.

The increase in net interest income was primarily the result of the increase in the average volume of loans receivable and loans held for sale compared with the same periods of 2004.  These increases were funded through the increases in total deposits and other borrowed funds.

Our net interest margin for the three months ended June 30, 2005 and 2004 was 2.91% and 2.82%, respectively.  Our net interest margin for the six months ended June 30, 2005 and 2004 was 2.88% and 2.90%, respectively.  This compared to a net interest margin of 2.72% for the year ended December 31, 2004.  The increase in the net interest margin for the three months ended June 30, 2005 compared to the same period in 2004, was a result of a higher volume of loans receivable and loans held for sale at an increased rate of interest earned compared with the interest rate paid on the increased volume of deposits and other borrowed funds primarily due to the operations of George Mason in 2005. We remain asset sensitive and therefore anticipate that net interest margin will improve in a rising rate environment.  Tables 1 through 4 present an analysis of average earning assets, interest bearing liabilities and demand deposits with related components of interest income and interest expense.

Average Balance Sheets and Interest Rates on Interest - Earning Assets and Interest - Bearing Liabilities

Three Months Ended June 30, 2005, 2004 and 2003

(Dollars in thousands)

	2005			2004			2003
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$66,766	$954	5.72%	$57,385	$755	5.26%	$50,683	$817	6.45%
Real estate - commercial	246,548	3,891	6.31%	151,236	2,340	6.19%	114,892	2,032	7.07%
Real estate - construction	68,402	1,145	6.70%	45,947	638	5.55%	14,800	214	5.78%
Real estate - residential	108,400	1,451	5.35%	42,028	581	5.53%	37,211	604	6.49%
Home equity lines	64,678	806	4.98%	51,027	407	3.20%	31,890	263	3.31%
Consumer	4,931	87	7.06%	9,336	145	6.21%	9,099	170	7.49%
Total loans	559,725	8,334	5.96%	356,959	4,866	5.45%	258,575	4,100	6.34%

Loans held for sale, net	387,890	4,657	4.80%	468	5	4.27%	—	—	0.00%
Investment securities available-for-sale	160,006	1,532	3.83%	181,147	1,553	3.43%	199,129	1,614	3.24%
Investment securities held-to-maturity	130,982	1,253	3.83%	157,827	1,478	3.75%	—	—	0.00%
Other investments	6,515	73	4.48%	4,566	46	4.03%	2,576	31	4.81%
Federal funds sold	10,279	77	3.00%	8,586	19	0.90%	14,458	42	1.16%

Total interest-earning assets and interest income	1,255,397	15,926	5.07%	709,553	7,967	4.49%	474,738	5,787	4.88%

Non-interest earning assets:
Cash and due from banks	10,110			10,958			8,097
Premises and equipment, net	17,333			8,065			5,219
Goodwill and other intangibles, net	17,622			22			646
Accrued interest and other assets	11,713			5,335			4,070
Allowance for loan losses	(6,545)			(4,417)			(3,483)
Total assets	$1,305,630			$729,516			$489,287

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	121,307	362	1.19%	150,689	506	1.35%	146,086	665	1.83%
Money markets	164,349	1,112	2.71%	26,703	39	0.58%	24,838	56	0.90%
Statement savings	9,157	25	1.09%	7,583	12	0.63%	5,382	10	0.73%
Certificates of deposit	523,279	4,031	3.08%	275,287	1,941	2.82%	174,336	1,495	3.44%
Total interest - bearing deposits	818,092	5,530	2.70%	460,262	2,498	2.18%	350,642	2,226	2.55%

Other borrowed funds	202,803	1,272	2.51%	94,650	471	2.00%	28,563	117	1.64%

Total interest-bearing liabilities and interest expense	1,020,895	6,802	2.67%	554,912	2,969	2.15%	379,205	2,343	2.48%

Noninterest-bearing liabilities:
Demand deposits	112,239			80,991			67,737
Other liabilities	51,955			1,574			2,315
Preferred shareholders’ equity	—			—			6,824
Common shareholders’ equity	120,541			92,039			33,206
Total liabilities and shareholders’ equity	$1,305,630			$729,516			$489,287

Net interest income and net interest margin (2)		$9,124	2.91%		$4,998	2.82%		$3,444	2.90%

(1)          Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the quarters presented.

(2)          We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Rate and Volume Analysis

Three Months Ended June 30, 2005, 2004 and 2003

(Dollars in thousands)

	Three Months Ended June 30, 2005 Compared to 2004			Three Months Ended June 30, 2004 Compared to 2003
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial and industrial	$123	$76	$199	$108	$(170)	$(62)
Real estate - commercial	1,475	76	1,551	643	(335)	308
Real estate - construction	312	195	507	450	(26)	424
Real estate - residential	918	(48)	870	78	(101)	(23)
Home equity lines	108	291	399	158	(14)	144
Consumer	(68)	10	(58)	5	(30)	(25)
Total loans	2,868	600	3,468	1,442	(676)	766

Loans held for sale, net	4,139	513	4,652	5	—	5
Investment securities available-for-sale	(181)	160	(21)	(146)	85	(61)
Investment securities held-to-maturity	(251)	26	(225)	1,478	—	1,478
Other investments	20	7	27	24	(9)	15
Federal funds sold	4	54	58	(17)	(6)	(23)

Total interest income	6,599	1,360	7,959	2,786	(606)	2,180

Interest expense:

Interest - bearing deposits:

Interest checking	(99)	(45)	(144)	20	(179)	(159)
Money markets	200	873	1,073	4	(21)	(17)
Statement savings	2	11	13	4	(2)	2
Certificates of deposit	1,744	346	2,090	871	(425)	446
Total interest - bearing deposits	1,847	1,185	3,032	899	(627)	272

Other borrowed funds	539	262	801	269	85	354

Total interest expense	2,386	1,447	3,833	1,168	(542)	626

Net interest income (2)	$4,213	$(87)	$4,126	$1,618	$(64)	$1,554

(1)          Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented.

(2)          We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Average Balance Sheets and Interest Rates on Interest - Earning Assets and Interest - Bearing Liabilities

Six Months Ended June 30, 2005, 2004 and 2003

(Dollars in thousands)

	2005			2004			2003
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$63,836	$1,809	5.67%	$58,356	$1,551	5.32%	$51,866	$1,650	6.36%
Real estate - commercial	235,276	7,272	6.18%	144,506	4,563	6.32%	115,287	4,097	7.11%
Real estate - construction	68,683	2,262	6.59%	43,778	1,204	5.50%	11,894	351	5.90%
Real estate - residential	96,746	2,594	5.36%	42,382	1,196	5.64%	35,755	1,181	6.61%
Home equity lines	62,983	1,490	4.77%	47,928	770	3.22%	30,131	503	3.37%
Consumer	5,417	187	6.90%	9,855	308	6.25%	9,367	351	7.56%
Total loans	532,941	15,614	5.86%	346,805	9,592	5.53%	254,300	8,133	6.40%

Loans held for sale, net	338,730	8,015	4.73%	301	7	4.65%	—	—	0.00%
Investment securities available-for-sale	156,974	2,962	3.77%	161,637	2,824	3.50%	189,640	3,292	3.47%
Investment securities held-to-maturity	133,450	2,561	3.84%	153,922	2,828	3.67%	—	—	0.00%
Other investments	5,847	127	4.35%	4,100	84	4.10%	2,216	55	4.96%
Federal funds sold	10,718	138	2.60%	10,366	47	0.90%	13,983	80	1.14%

Total interest-earning assets and interest income	1,178,660	29,417	4.99%	677,131	15,382	4.54%	460,139	11,560	5.02%

Non-interest earning assets:
Cash and due from banks	6,336			10,607			11,390
Premises and equipment, net	17,167			7,449			5,114
Goodwill and other intangibles, net	16,070			22			646
Accrued interest and other assets	9,769			6,274			4,266
Allowance for loan losses	(6,268)			(4,413)			(3,440)
Total assets	$1,221,734			$697,070			$478,115

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	130,184	790	1.22%	153,106	1,034	1.35%	142,602	1,303	1.84%
Money markets	104,021	1,282	2.46%	25,586	75	0.59%	25,481	125	0.99%
Statement savings	8,924	47	1.05%	7,387	21	0.58%	4,940	19	0.78%
Certificates of deposit	538,096	8,088	3.01%	256,425	3,650	2.85%	173,796	3,019	3.50%
Total interest - bearing deposits	781,225	10,207	2.63%	442,504	4,780	2.17%	346,819	4,466	2.60%

Other borrowed funds	178,328	2,264	2.56%	84,098	771	1.84%	21,798	190	1.76%

Total interest-bearing liabilities and interest expense	959,553	12,471	2.62%	526,602	5,551	2.11%	368,617	4,656	2.55%

Noninterest-bearing liabilities:
Demand deposits	108,084			76,695			67,191
Other liabilities	45,006			1,889			1,953
Preferred shareholders’ equity	—			—			6,824
Common shareholders’ equity	109,091			91,884			33,530
Total liabilities and shareholders’ equity	$1,221,734			$697,070			$478,115

Net interest income and net interest margin (2)		$16,946	2.88%		$9,831	2.90%		$6,904	3.00%

(1)          Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2)          We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Rate and Volume Analysis

Six Months Ended June 30, 2005, 2004 and 2003

(Dollars in thousands)

	Six Months Ended June 30, 2005 Compared to 2004			Six Months Ended June 30, 2004 Compared to 2003
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial and industrial	$146	$112	$258	$206	$(305)	$(99)
Real estate - commercial	2,866	(157)	2,709	1,038	(572)	466
Real estate - construction	685	373	1,058	941	(88)	853
Real estate - residential	1,534	(136)	1,398	220	(205)	15
Home equity lines	239	481	720	302	(35)	267
Consumer	(138)	17	(121)	22	(65)	(43)
Total loans	5,332	690	6,022	2,729	(1,270)	1,459

Loans held for sale, net	7,870	138	8,008	7	—	7
Investment securities available-for-sale	(82)	220	138	(490)	22	(468)
Investment securities held-to-maturity	(376)	109	(267)	2,828	—	2,828
Other investments	36	7	43	47	(18)	29
Federal funds sold	2	89	91	(20)	(13)	(33)

Total interest income	12,782	1,253	14,035	5,101	(1,279)	3,822

Interest expense:

Interest - bearing deposits:

Interest checking	(158)	(86)	(244)	102	(371)	(269)
Money markets	233	974	1,207	1	(51)	(50)
Statement savings	5	21	26	9	(7)	2
Certificates of deposit	3,994	444	4,438	1,457	(826)	631
Total interest - bearing deposits	4,074	1,353	5,427	1,569	(1,255)	314

Other borrowed funds	861	632	1,493	545	36	581

Total interest expense	4,935	1,985	6,920	2,114	(1,219)	895

Net interest income (2)	$7,847	$(732)	$7,115	$2,987	$(60)	$2,927

(1)          Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.

(2)          We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

The provision for loan losses for the three months ended June 30, 2005 and 2004 was $820,000 and $314,000, respectively.  For the six months ended June 30, 2005 and 2004, the provision for loan losses was $1.4 million and $388,000, respectively.  The increases in provision expense were a result of the net increase of $113.4 million in the loan portfolio during the first six months of 2005.  The allowance for loan losses at June 30, 2005 and December 31, 2004 was $7.2 million and $5.9 million, respectively.    Our allowance for loan loss ratio was 1.20% at each of June 30, 2005 and December 31, 2004.  We continued to experience strong loan quality with annualized net charged-off loans equal to 0.01% to total loans for the six months ended June 30, 2005, compared to 0.06% for the same period of 2004.  Non-performing loans were equal to 0.04% and 0.11% of total loans at June 30, 2005 and December 31, 2004, respectively.  Additional information on the allowance for loan losses, its allocation to the total loans receivable portfolio and information on nonperforming loans can be found in Tables 5, 6 and 7.

Allowance for Loan Losses

Six Months Ended June 30, 2005 and 2004

(Dollars in thousands)

	2005	2004
Beginning balance, January 1	$5,878	$4,344

Provision for loan losses	1,369	388

Loans charged off:
Commercial and industrial	(120)	(100)
Consumer	(1)	(4)
Total loans charged off	(121)	(104)

Recoveries:
Commercial and industrial	76	3
Consumer	8	2
Total recoveries	84	5

Net (charge offs) recoveries	(37)	(99)

Ending balance, June 30	$7,210	$4,633

	June 30, 2005	December 31, 2004
Loans:
Balance at period end	$603,257	$489,896
Allowance for loan losses to loans receivable, net of fees	1.20%	1.20%
Annualized net charge-offs to average loans receivable	0.01%	0.02%

Allocation of the Allowance for Loan Losses

At June 30, 2005 and December 31, 2004

(Dollars in thousands)

	June 30, 2005		December 31, 2004
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,110	10.92%	$963	11.53%
Real estate - commercial	3,279	44.52%	2,732	44.88%
Real estate - construction	699	10.59%	768	14.18%
Real estate - residential	1,287	21.87%	692	15.69%
Home equity lines	722	11.26%	612	12.32%
Consumer	113	0.84%	111	1.40%

Total allowance for loan losses	$7,210	100.00%	$5,878	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans Receivable

At June 30, 2005 and December 31, 2004

(Dollars in thousands)

	June 30, 2005	December 31, 2004
Nonaccruing loans	$234	$547

Loans contractually past-due 90 days or more	36	—

Troubled debt restructurings	—	—
Total nonperforming loans receivable	$270	$547

Non-interest income includes, among other things, service charges on deposits and loans, gains on the sale of loans held for sale, investment fee income, and management fee income, and continues to be an increasingly important factor in our operating results.  Non-interest income for the three months ended June 30, 2005 and 2004 was $6.3 million and $564,000, respectively, a period-to-period increase of $5.7 million.  Non-interest income for the six months ended June 30, 2005 and 2004 was $11.5 million and $1.4 million, respectively, a period-to-period increase of $10.1 million.  The increase in non-interest income was primarily attributable to the increases in net gains on sales of loans by George Mason of $4.0 million and $7.6 million for the three and six months ended June 30, 2005, respectively, and increases in management fee income of $974,000 and $1.5 million for the three and six months ended June 30, 2005, respectively. Management fee income represents the income earned for services provided by George Mason to other mortgage banking companies owned by local home builders.  Gains on sales of loans include the gross gains on the sale of mortgage loans, net of origination costs.  Included in the gross gains on sale of mortgage loans are any origination, underwriting, and discount points and other funding fees received and deferred at origination.  Costs when the loan closes include direct costs associated with origination, such as commissions and salaries for funded loans and are deferred and subsequently recognized when the loan is sold.

Service charges on deposit accounts increased $68,000 to $330,000 for the three months ended June 30, 2005 compared to the same period of 2004.  For the six months ended June 30, 2005, service charges on deposit accounts increased $108,000, to $610,000 compared to the same period of 2004.  Loan service charge income increased $529,000 to $618,000 for the three months ended June 30, 2005, compared to $89,000 for the same period of 2004.  These increases were primarily related to the operations of George Mason in 2005.  For the six months ended June 30, 2005, loan service charges increased $959,000 to $1.2 million, compared to $285,000 for the same period of 2004.  Investment fee income increased to $291,000 for the three months ended June 30, 2005 compared to $158,000 for the same three month period of 2004.  For the six months ended June 30, 2005, investment fee income increased $114,000, to $450,000, compared to $336,000 for the same six month period of 2004.

Non-interest expense includes salaries and benefits, occupancy, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses.  Non-interest expense for the three months ended June 30, 2005 was $11.1 million, compared to $4.3 million for the same period of 2004, an increase of $6.8 million.  For the six months ended June 30, 2005, non-interest expense increased $12.4 million to $21.2 million, compared to $8.9 million for the same six month period of 2004.  The increases were attributable to the acquisition of George Mason in July 2004 and our branch office expansion during the past twelve months.  During the twelve months ended June 30, 2005, we opened seven branch banking facilities, including our twentieth branch, which is located in Woodbridge, Virginia, in June 2005.   Expenses related to the branch expansion are primarily represented in the increases in our salaries and benefits expense, occupancy expense and depreciation expense.  We expect non-interest expense to continue to increase as we continue our branch expansion in 2005.  We currently plan to open two additional branches during the remainder of 2005.  The acquisition of Wilson/Bennett in June 2005 will also result in increased non-interest expense.

The effective tax rate for the second quarter of 2005 was 33.7%, compared to 33.3% for the same period of 2004.  For the six months ended June 30, 2005, the effective tax rate was 32.9% compared to 33.4% for the same period of 2004.  The 2005 effective rate is based on the estimated annual effective tax rate.  We recorded a provision for income tax expense of $1.2 million and $316,000 for the three months ended June 30, 2005 and 2004, respectively.  For the six months ended June 30, 2005 and 2004, provision for income tax expense was $1.9 million and $678,000, respectively.  For more information, see “Critical Accounting Policies” above in this discussion.

Statements of Condition

Total assets were $1.47 billion at June 30, 2005, compared to $1.21 billion at December 31, 2004, an increase of $255.7 million or 21.1%.  This growth was driven primarily by increases in loans held for sale and loans receivable, funds received from deposits and the completion of our secondary offering during the second quarter of 2005.

Investment securities were $279.1 million at June 30, 2005, compared to $289.5 million at December 31, 2004, a decrease of $10.4 million.  The decrease was primarily attributable to sales and redemptions of bonds in the investment portfolio during the second quarter of 2005.  The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost.  Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management, regulatory capital management or similar factors.  At June 30, 2005, investment securities available-for-sale were $151.7 million and investment securities held-to-maturity were $127.4 million.  See Table 8 for additional information on our investment securities portfolio.  We have allowed our securities portfolios to decrease from December 31, 2004 to June 30, 2005 to help fund our loan demand.

Investment Securities

At June 30, 2005 and December 31, 2004

(Dollars in thousands)

Available-for-sale at June 30, 2005	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$15,967	$15,910	4.32%
Five to ten years	2,000	1,994	3.96%
Total U.S. government-sponsored agencies	$17,967	$17,904	4.28%

Mortgage-backed securities*
One to five years	$6,420	$6,338	3.96%
Five to ten years	8,682	8,556	3.93%
After ten years	118,843	116,941	4.06%
Total mortgage-backed securities	$133,945	$131,835	4.05%

Treasury bonds
One to five years	$2,023	$1,998	2.63%
Total treasury bonds	$2,023	$1,998	2.63%
Total investment securities available-for-sale	$153,935	$151,737	4.05%

Held-to-maturity at June 30, 2005	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$9,500	$9,329	3.52%
Five to ten years	13,019	12,942	4.37%
After ten years	2,999	2,982	4.22%
Total U.S. government-sponsored agencies	$25,518	$25,253	4.04%

Mortgage-backed securities*
Five to ten years	$9,417	$9,351	4.05%
After ten years	84,424	83,170	4.14%
Total mortgage-backed securities	$93,841	$92,521	4.13%

Corporate bonds
After ten years	$8,005	$7,890	4.21%
Total corporate bonds	$8,005	$7,890	4.21%
Total investment securities held-to-maturity	$127,364	$125,664	4.12%

Total investment securities	$281,299	$277,401	4.08%

* Based on contractual maturities.

Available-for-sale at December 31, 2004	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$3,000	$2,947	3.33%
Five to ten years	3,000	3,009	4.46%
Total U.S. government-sponsored agencies	$6,000	$5,956	3.89%

Mortgage-backed securities*
One to five years	$2,161	$2,131	3.59%
Five to ten years	14,662	14,603	3.96%
After ten years	128,477	126,846	3.97%
Total mortgage-backed securities	$145,300	$143,580	3.96%

Treasury bonds
One to five years	$2,031	$2,018	2.63%
Total treasury bonds	$2,031	$2,018	2.63%
Total investment securities available-for-sale	$153,331	$151,554	3.94%

Held-to-maturity at December 31, 2004	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$6,500	$6,427	3.36%
Five to ten years	16,018	15,901	4.28%
After ten years	2,999	2,962	4.22%
Total U.S. government-sponsored agencies	$25,517	$25,290	4.03%

Mortgage-backed securities*
Five to ten years	$10,392	$10,406	3.83%
After ten years	94,039	92,990	4.04%
Total mortgage-backed securities	$104,431	$103,396	4.02%

Corporate bonds
After ten years	$8,005	$7,923	4.21%
Total corporate bonds	$8,005	$7,923	4.21%
Total investment securities held-to-maturity	$137,953	$136,609	4.03%

Total investment securities	$291,284	$288,163	3.98%

* Based on contractual maturities.

Loans receivable, net of deferred fees and costs, increased by $113.4 million, or 23.1%, to $603.3 million at June 30, 2005 from $489.9 million at December 31, 2004 (see Table 9 for details on the loans receivable portfolio). We experienced growth in our commercial and industrial, commercial real estate, residential real estate and home equity loan portfolios.  We expect continued growth within these loan categories over the next two quarters of 2005 due to our increased legal lending limit of $17.6 million and the volume of loans we have scheduled for funding.  Real estate – construction loans decreased by $5.6 million or 8.1% and consumer loans decreased by $1.8 or 25.8% from December 31, 2004 to June 30, 2005.  In addition, we had $475.1 million in loans held for sale, net at June 30, 2005, compared to $365.5 million at December 31, 2004, an increase of $109.6 million.  Loans that are held for sale, net are valued at the lower of cost or market value.

Loans Receivable

At June 30, 2005 and December 31, 2004

(Dollars in thousands)

	June 30, 2005		December 31, 2004

Commercial and industrial	$65,934	10.92%	$56,512	11.53%
Real estate - commercial	268,735	44.52%	220,012	44.88%
Real estate - construction	63,885	10.59%	69,535	14.18%
Real estate - residential	132,029	21.87%	76,932	15.69%
Home equity lines	67,974	11.26%	60,408	12.32%
Consumer	5,055	0.84%	6,816	1.40%

Gross loans	$603,612	100.00%	$490,215	100.00%

Add: net deferred (fees) costs	(355)		(319)
Less: allowance for loan losses	(7,210)		(5,878)

Loans receivable, net	$596,047		$484,018

Total deposits increased $178.3 million, or 21.6%, to $1.00 billion at June 30, 2005, compared to $824.2 million at December 31, 2004 (see Table 10 for details on certificates of deposit with balances of $100,000 or more).  We experienced increases in non-interest bearing demand deposits, money market and savings deposits and certificates of deposit.  The increase in deposits is a result of new customers from our branch expansion, competitive deposit pricing of our Monster Money Market account and increased advertising efforts.  Our Monster Money Market promotion, which began earlier this year, is a relationship account that offers an adjustable interest rate, currently 3.14%, for balances over $25,000.  Deposits in our Monster Money Market product at June 30, 2005 totaled $197.0 million.  Brokered certificates of deposit decreased $19.7 million to $47.0 million at June 30, 2005 compared to $86.7 million at December 31, 2004.  Additional information on brokered certificates of deposit can be found in “Liquidity” below.

Certificates of Deposit of $100,000 or More

At June 30, 2005

(Dollars in thousands)

Maturities:
Three months or less	$32,621
Over three months through six months	29,307
Over six months through twelve months	22,102
Over twelve months	136,824
$220,854

Other borrowed funds decreased $37.7 million to $163.3 million at June 30, 2005, compared to $201.1 million at December 31, 2004.  We had Federal Home Loan Bank advances that matured during the first six months of 2005 and were able to replace this funding source with other short term funding and as a result of our deposit growth.  Table 11 provides information on our short-term borrowings.

Short-Term Borrowings and Other Borrowed Funds

At June 30, 2005

(Dollars in thousands)

		Date Amount
Advance Date	Term of Advance	Due	Interest Rate	Outstanding
Jan-04	18 months	Jul-05	1.83%	$5,000
Mar-03	3 years	Mar-06	2.33%	1,000
Apr-04	2 years	May-06	2.58%	2,000
Total short-term FHLB advances and weighted average rate			2.08%	$8,000

Other borrowed funds:
TT&L Note option	2.53%	$5,013
Trust preferred	5.81%	20,619
Customer repurchase agreements	1.07%	38,004
FHLB advances - long term	3.47%	91,708
Total other borrowed funds	2.56%	$163,344

At June 30, 2005, mortgage funding checks increased by $47.3 million to $93.7 million, compared to $46.4 million at December 31, 2004.  Warehouse financing increased $7.9 million to $38.1 at June 30, 2005 compared to $30.2 million at December 31, 2004.  These liabilities are related to George Mason and are used to fund the loans in process of being sold.  George Mason has credit facilities with the Bank and also has a third party facility of $250 million.  There were $38.1 million in borrowings outstanding under this third party facility at June 30, 2005.  George Mason had a $60.0 million line of credit with an unaffiliated third party which, due to our limited use of this credit facility, we did not renew when it matured on March 1, 2005.

Shareholders’ equity at June 30, 2005 was $143.9 million, an increase of $48.8 million, or 51.3%, compared to $95.1 million at December 31, 2004. During the second quarter of 2005, we completed a secondary common stock offering of 5,175,000 shares which netted proceeds of $39.8 million.  In addition, we acquired Wilson/Bennett for $1.6 million in cash and 611,111 shares of common stock, which were valued at $4.9 million.  The remaining portion of the increase from the prior year end was primarily net income of $3.9 million for the six months ended June 30, 2005 partially offset by an unfavorable market value adjustment of $293,000 on investment securities available-for-sale as of June 30, 2005.  Book value per share at June 30, 2005 was $5.92, compared to $5.15 at December 31, 2004.  Tangible book value per share at June 30, 2005 was $5.07 compared to $4.36 at December 31, 2004.

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

For the three months ended June 30, 2005, the commercial banking segment recorded net income of $1.0 million compared to $892,000 for the three months ended June 30, 2004, an increase of $130,000.  The increase in second quarter net income for 2005 was primarily related to the increased volume and interest rates in the Bank’s loans held for sale, net and loans receivable, net of deferred fees and costs portfolios.  For the six months ended June 30, 2005, net income for the commercial banking segment was $1.6 million compared to $1.8 million for the same six month period of 2004.  The decrease in year-to-date earnings was a result of the support needed for our branch expansion.  At June 30, 2005, total assets were $1.31 billion, loans receivable, net of deferred fees and costs were $603.3 million and total deposits were $1.00 billion.  At June 30, 2004, total assets were $804.0 million, loans receivable, net of deferred fees and costs were $392.9 million and total deposits were $597.6 million.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason.  George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.  George Mason is included in this operating segment since the date of its acquisition, July 7, 2004.

For the three months ended June 30, 2005, the mortgage banking segment recorded net income of $1.8 million.  For the six months ended June 30, 2005, the mortgage banking segment recorded net income of $3.2 million.  At June 30, 2005, total assets were $495.0 million, loans held for sale, net were $475.1 million and mortgage funding checks were $93.7 million.

Investment Services

The investment services segment provides investment and financial services through an affiliation with a third party broker-dealer.  Wilson/Bennett is included in this operating segment since the date of its acquisition, June 9, 2005.

For the three months ended June 30, 2005, the investment services segment recorded a net loss of $16,000, compared to a net loss of $19,000 for the same period of 2004, an improvement of $3,000.  For the six months ended June 30, 2005, the investment services segment recorded a net loss of $57,000, compared to a net loss of $58,000 for the same period of 2004.  At June 30, 2005, total assets were $7.2 million and total assets under management were $344.7 million.  At June 30, 2004, total assets were $701,000 and total assets under management were $186.3 million.

Information pertaining to our business segments can be found in Note 3 to the Notes to Consolidated Financial Statements.

Capital Resources

Capital adequacy is an important measure of financial stability and performance.  Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of a financial institution.  The guidelines define capital as both Tier 1 (primarily common shareholders’ equity, defined to include certain debt obligations) and Tier 2 (to include certain other debt obligations, a portion of the allowance for loan losses, and 45% of any unrealized gains in equity securities).

At June 30, 2005, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 14.75% and 15.49%, respectively.  At December 31, 2004, our Tier 1 and total risk-based capital ratios were 12.7% and 13.4%, respectively.  The increase in our regulatory capital ratios was a result of the proceeds from our common stock offering during the second quarter of 2005.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions. Table 12 provides additional information pertaining to our capital ratios.

Capital Components

At June 30, 2005 and December 31, 2004

(Dollars in thousands)

			For Capital			To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At June 30, 2005
Total risk based capital/ Total capital to risk-weighted assets	$151,967	15.49%	$78,465	>	8.00%	$98,082	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	144,645	14.75%	39,233	>	4.00%	58,849	>	6.00%
Tier I capital/ Total capital to average assets	144,645	11.23%	51,520	>	4.00%	64,400	>	5.00%

At December 31, 2004
Total risk based capital/ Total capital to risk-weighted assets	$107,660	13.40%	$64,294	>	8.00%	$80,368	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	101,670	12.65%	32,147	>	4.00%	48,221	>	6.00%
Tier I capital/ Total capital to average assets	101,670	8.83%	46,075	>	4.00%	57,594	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing business activities.  We anticipate that these contractual obligations will be funded through operating revenues and liquidity sources held or available to us.  The required payments under such obligations are detailed in Table 13.

Contractual Obligations

At June 30, 2005

(Dollars in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Certificates of deposit of $100,000 or more	$220,854	$84,030	$34,936	$99,961	$1,927

Brokered certificates of deposit	47,200	47,200	—	—	—

Advances from the Federal Home Loan Bank of Atlanta	99,708	8,000	15,250	56,458	20,000

Trust preferred securities	20,000	—	—	—	20,000

Operating lease obligations	14,325	3,915	3,790	5,441	1,179

Total	$402,087	$143,145	$53,976	$161,860	$43,106

Financial Instruments with Off-Balance Sheet Risk and Credit Risk

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At June 30, 2005, commitments to extend credit were $236.9 million and standby letters of credit were $6.3 million.

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

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers.  Those lines of credit may or may not be drawn upon to the total extent of funding to which we have committed.

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

Liquidity

Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers.  We must be able to meet these needs with cash on hand by obtaining funding from depositors or other lenders or by converting non-cash items to cash.  The objective of our liquidity management program is to ensure that we always have sufficient liquid resources to meet the demands of our depositors and borrowers.  Stable core deposits and a strong capital position provide the base for our liquidity position.  We have demonstrated our ability to attract retail deposits because of our convenient branch locations, personal service and deposit pricing.

In addition to retail deposits, we have access to various wholesale funding markets.  These markets include the brokered CD market, the repurchase agreement market and the federal funds market.  We also maintain secured lines of credit with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta.  Having diverse funding alternatives reduces our reliance on any one source for funding.

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

In September 2004, George Mason and the Bank entered into a one year $150 million floating rate revolving credit and security agreement with a third party.  The purpose of this credit facility is to fund residential mortgage loans at George Mason prior to their sale into the secondary market.  The credit facility requires, among other things, that George Mason and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth levels.  The Company has guaranteed repayment of this debt.  The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%.  At June 30, 2005, $38.1 of this line was utilized.

In addition to this facility, this same lender has also provided a $100 million facility that is utilized by George Mason to warehouse residential mortgage loans held for sale to this lender.  The terms of this facility are substantially the same as the above-referenced revolving credit and security agreement and the cost of this facility is netted against interest earned on the loans pending settlement with the lender.  At June 30, 2005, none of this line was utilized.

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale totaled $207.9 million at June 30, 2005 or 14.2% of total assets.  We held investments that are classified as held-to-maturity in the amount of $127.4 million at June 30, 2005.  To maintain ready access to the bank’s secured lines of credit, the Bank has pledged the majority of its securities to the Federal Home Loan Bank of Atlanta with additional securities pledged to the Federal Reserve Bank of Richmond.  Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at June 30, 2005 was approximately $192.4 million.  Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $22.8 million at June 30, 2005.  As noted above, George Mason has $250 million of lines of credit available to it.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

Through the middle of 2004, ALCO used gap analysis to measure interest rate sensitivity.  Beginning with the interest rate sensitivity analysis for the third quarter of 2004, we hired an independent consulting firm to model the interest rate sensitivity of the company.  Instead of gap analysis, we began using a net interest income simulation model as our primary tool to measure interest rate sensitivity.  Many assumptions are developed based on expected activity in the balance sheet.  For maturing assets, assumptions are created for the redeployment of these assets.  For maturing liabilities, assumptions are developed for the replacement of these funding sources.  Assumptions are also developed for assets and liabilities that could reprice during the modeled time period.  These assumptions also cover how we expect rates to change on non-maturity deposits such as NOW, Money Market and savings accounts.  Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged.  This is considered the base case.  Next, the model determines what net interest income would be given changes in interest rates.  The rate simulations performed include a ramped rate change of down 200 basis points and up 200 basis points over a two year time period.  In the ramped down rate change, the model moves rates gradually down 200 basis points over the first year and then rates remain flat in the second year.  For the up 200 basis point scenario, rates are gradually moved up 200 basis points in the first year and then rates remain flat in the second year.  In both the up and down scenarios, the model assumes a parallel shift in the yield curve.  The results of these simulations are then compared to the base case.

At June 30, 2005, we were asset sensitive.  Asset sensitive means that we had more assets maturing and repricing than liabilities.  We have a significant portion of our assets as floating rate assets and we have taken a significant amount of term funding through fixed rate, fixed term, certificates of deposit.  In a rising rate environment, net interest income should grow for an asset sensitive bank.  In the up 200 basis point scenario for one year, net interest income improves by not more than 10% compared to the base case and by not more than 14% over the two year time horizon.  Being asset sensitive, net interest income declines compared to the base case in the down 200 basis point scenario.  At June 30, 2005, net interest income had a negative variance to the base case of less than 8% for the one year period and a negative variance of less than 14% over the cumulative two year period.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our asset and liability committee is responsible for reviewing our liquidity requirements and maximizing our net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs.  Interest rate risk arises because the assets of the bank and the liabilities of the bank have different maturities and characteristics.  In order to measure this interest rate risk, we use a simulation process that measures the impact of changing interest rates on net interest income.  This model is run for the bank by an independent consulting firm that was hired by the bank in the fourth quarter of 2004.  The simulations incorporate assumptions related to expected activity in the balance sheet.  For maturing assets, assumptions are developed for the redeployment of these assets.  For maturing liabilities, assumptions are developed for the replacement of these funding sources.  Assumptions are also developed for assets and liabilities that reprice during the modeled time period.  These assumptions also cover how we expect rates to change on non-maturity deposits such as NOW, Money Market and savings accounts.  Based on inputs that include the most recent period end balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that interest rates remain unchanged.  This becomes the base case.  Next, the model determines the impact on net interest income given certain interest rate changes.  The rate changes include a ramped rate change of down 200 basis points and up 200 basis points over a two year time period.  In the ramped down rate change, the model moves rates gradually down 200 basis points over the first year and then rates remain flat in the second year.  For the up 200 basis point scenario, rates are gradually increased by 200 basis points in the first year and remain flat in the second year.  In both the up and down scenarios, the model assumes a parallel shift in the yield curve.  The results for net interest income are then compared to the base case with a variance to the base case determined.

At June 30, 2005, we were asset sensitive.  Asset sensitive means that we had more assets maturing or repricing than liabilities.  We have a significant portion of our assets as floating rate assets and we have also taken a significant amount of term funding through fixed rate, fixed term, certificates of deposit.  In a rising rate environment, net interest income should grow for an asset sensitive bank.  In the up 200 basis point scenario for one year, net interest income improves by not more than 10% compared to the base case and by not more than 14% over the two year cumulative time horizon.

Being an asset sensitive bank, net interest income declines compared to the base case in the down 200 basis point simulation by less than 8% for one year and by 14% over the cumulative two year period.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectives. There were no changes in our internal controls over financial reporting identified in connection with our evaluation of it that occurred during our last fiscal quarter that materially affected, or are likely to materially affect, our internal controls over financial reporting.

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

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company’s Annual Meeting of Shareholders was held on April 22, 2005.

(b)  Not applicable.

(c)  At the Annual Meeting of Shareholders, the following persons were elected as directors for terms expiring in 2008:

	Votes
Director	For	Withheld
William G. Buck	16,415,124	503,074
Sidney O. Dewberry, P.E., L.S.	16,405,907	512,291
John W. Fisher	16,412,615	505,583
William E. Peterson	16,201,899	716,299

In addition, the shareholders voted on and approved an amendment to the Company’s 2002 Equity Compensation Plan by a vote of 6,501,045 for and 3,592,071 against, with 91,561 abstentions and 6,733,521 broker non-votes.

Finally, the shareholders voted on and ratified the appointment of KPMG LLP, as the Company’s independent auditors for 2005 by a vote of 16,826,030 for and 39,871 against, with 52,297 abstentions and 0 broker non-votes.

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2005	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2005	/s/ Robert A. Cern
Robert A. Cern
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2005	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)