Form 10-Q
period 2005-09-30
CARDINAL FINANCIAL CORP
filed 2005-11-09
CIK 1060523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

or

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,357,955 shares of common stock, par value $1.00 per share,

outstanding as of October 31, 2005

CARDINAL FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2005 and December 31, 2004

(In thousands, except share data)

			(Unaudited)
			September 30, 2005	December 31, 2004
Assets
Cash and due from banks			$16,658	$15,205
Federal funds sold			86,415	8,203
Total cash and cash equivalents			103,073	23,408
Investment securities available-for-sale			171,833	151,554
Investment securities held-to-maturity (market value of $118,875 and $136,609 at September 30, 2005 and December 31, 2004, respectively)			120,794	137,953
Total investment securities			292,627	289,507
Other investments			7,363	8,110
Loans held for sale, net			454,660	365,454
Loans receivable, net of deferred fees and costs			632,148	489,896
Allowance for loan losses			(7,706)	(5,878)
Loans receivable, net			624,442	484,018
Premises and equipment, net			17,591	15,531
Deferred tax asset			4,762	3,238
Goodwill and intangibles, net			20,644	14,694
Accrued interest receivable and other assets			14,464	7,616
Total assets			$1,539,626	$1,211,576

Liabilities and Shareholders’ Equity

Non-interest bearing deposits			$128,467	$105,424
Interest bearing deposits			965,924	718,786
Other borrowed funds			163,892	201,085
Warehouse financing			—	30,245
Mortgage funding checks			104,283	46,392
Escrow liabilities			9,626	3,020
Accrued interest payable and other liabilities			20,696	11,519
Total liabilities			1,392,888	1,116,471

Common stock, $1 par value	2005	2004
Authorized	50,000,000	50,000,000
Issued and outstanding	24,354,505	18,462,597	24,355	18,463
Additional paid-in capital			132,255	92,868
Accumulated deficit			(8,256)	(15,145)
Accumulated other comprehensive loss			(1,616)	(1,081)
Total shareholders’ equity			146,738	95,105
Total liabilities and shareholders’ equity			$1,539,626	$1,211,576

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and nine months ended September 30, 2005 and 2004

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans receivable	$9,365	$5,826	$24,979	$15,425
Loans held for sale	6,101	3,268	14,117	3,268
Federal funds sold	208	49	346	96
Investment securities available-for-sale	1,414	1,536	4,376	4,360
Investment securities held-to-maturity	1,197	1,432	3,757	4,260
Other investments	56	78	183	162
Total interest income	18,341	12,189	47,758	27,571
Interest expense:
Deposits	6,782	3,668	16,989	8,448
Other borrowed funds	1,339	1,116	3,602	1,887
Warehouse financing	109	211	109	211
Total interest expense	8,230	4,995	20,700	10,546
Net interest income	10,111	7,194	27,058	17,025
Provision for loan losses	500	529	1,869	918
Net interest income after provision for loan losses	9,611	6,665	25,189	16,107
Non-interest income:
Service charges on deposit accounts	348	296	958	798
Loan service charges	771	129	2,015	414
Investment fee income	497	150	947	498
Net gain on sales of loans	4,752	1,398	12,368	1,460
Net realized gain on investment securities available-for-sale	—	3	33	245
Management fee income	969	802	2,467	802
Other income	12	6	19	9
Total non-interest income	7,349	2,784	18,807	4,226
Non-interest expense:
Salary and benefits	6,430	4,802	16,866	8,904
Occupancy	1,063	932	3,134	1,893
Professional fees	875	578	1,824	922
Depreciation	711	583	2,100	1,215
Data processing	233	255	1,227	647
Telecommunications	303	197	913	405
Amortization of intangibles	143	—	265	—
Other operating expenses	2,647	1,546	7,293	3,760
Total non-interest expense	12,405	8,893	33,622	17,746
Net income before income taxes	4,555	556	10,374	2,587
Provision for income taxes	1,570	172	3,485	850
Net income	$2,985	$384	$6,889	$1,737
Earnings per share - basic	$0.12	$0.02	$0.32	$0.10
Earnings per share - diluted	$0.12	$0.02	$0.32	$0.09
Weighted-average shares outstanding - basic	24,346,701	18,439,021	21,344,071	18,101,639
Weighted-average shares outstanding - diluted	24,631,402	18,697,179	21,606,448	18,361,013

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and nine months ended September 30, 2005 and 2004

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$2,985	$384	$6,889	$1,737
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax	(242)	2,537	(513)	(93)
Less: reclassification adjustment for gains included in net income, net of tax	—	(2)	(22)	(161)

Comprehensive income	$2,743	$2,919	$6,354	$1,483

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2005 and 2004

(In thousands)

(Unaudited)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2003	1,364	$1,364	16,377	$16,377	$86,790	$(18,614)	$(505)	$85,412

Stock options exercised	—	—	93	93	306	—	—	399

Public offering shares issued	—	—	945	945	5,358	—	—	6,303

Preferred stock converted to common stock	(1,364)	(1,364)	1,026	1,026	338	—	—	—

Change in accumulated other comprehensive loss	—	—	—	—	—	—	(254)	(254)

Net income	—	—	—	—	—	1,737	—	1,737

Balance, September 30, 2004	—	$—	18,441	$18,441	$92,792	$(16,877)	$(759)	$93,597

Balance, December 31, 2004	—	$—	18,463	$18,463	$92,868	$(15,145)	$(1,081)	$95,105

Stock options exercised	—	—	106	106	544	—	—	650

Public offering shares issued	—	—	5,175	5,175	34,592	—	—	39,767

Shares issued in Wilson/Bennett Acquisition	—	—	611	611	4,251	—	—	4,862

Change in accumulated other comprehensive loss	—	—	—	—	—	—	(535)	(535)

Net income	—	—	—	—	—	6,889	—	6,889

Balance, September 30, 2005	—	$—	24,355	$24,355	$132,255	$(8,256)	$(1,616)	$146,738

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$6,889	$1,737
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,100	1,215
Amortization of premiums, discounts and intangibles	1,357	1,557
Provision for loan losses	1,869	918
Loans held for sale originated and acquired	(3,902,910)	(1,247,010)
Proceeds from the sale of loans held for sale	3,826,072	900,999
Gain on sale of loans held for sale	(12,368)	(1,460)
Gain on sale of investment securities available-for-sale	(33)	(245)
Loss on sale of other assets	13	—
Increase in accrued interest receivable, other assets, and deferred tax asset	(8,372)	(19,351)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	15,778	(13,335)

Net cash used in operating activities	(69,605)	(374,975)

Cash flows from investing activities:
Purchase of premises and equipment	(4,169)	(9,425)
Proceeds from sale, maturity and call of investment securities available-for-sale	6,000	14,000
Proceeds from sale, maturity and call of mortgage-backed securities available-for-sale	4,896	9,719
Proceeds from maturity and call of investment securities held-to-maturity	—	5,490
Proceeds from sale of other investments	8,353	7,442
Purchase of investment securities available-for-sale	(42,776)	(6,000)
Purchase of mortgage-backed securities available-for-sale	(12,715)	(72,959)
Purchase of investment securities held-to-maturity	—	(16,472)
Purchase of mortgage-backed securities held-to-maturity	—	(14,042)
Purchase of other investments	(7,594)	(10,098)
Redemptions of investment securities available-for-sale	22,990	22,817
Redemptions of investment securities held-to-maturity	16,594	21,089
Net cash (paid) acquired in acquisition	(1,379)	27,599
Net increase in loans receivable, net of deferred fees and costs	(141,986)	(103,592)

Net cash used in investing activities	(151,786)	(124,432)

Cash flows from financing activities:
Net increase in deposits	270,181	345,805
Net increase (decrease) in other borrowed funds	(54,318)	27,152
Net increase (decrease) in warehouse financing	(30,240)	88,846
Net increase in mortgage funding checks	57,891	—
Proceeds from FHLB advances - long term	25,000	45,000
Repayments of FHLB advances - long term	(7,875)	(7,875)
Proceeds from public offering	39,767	6,303
Proceeds from trust preferred issuance	—	20,000
Stock options exercised	650	399

Net cash provided by financing activities	301,056	525,630

Net increase in cash and cash equivalents	79,665	26,223

Cash and cash equivalents at beginning of the period	23,408	13,083

Cash and cash equivalents at end of the period	$103,073	$39,306

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,867	$9,622
Cash paid for income taxes	1,436	80

Supplemental schedule of noncash investing and financing activities:

On June 9, 2005, the Company acquired all of the issued and outstanding common stock of Wilson/Bennett Capital Management, Inc. In conjunction with the acquisition, the following noncash changes to our financial condition occurred:

Fair value of non-cash assets acquired	$6,296
Fair value of liabilities assumed	33
Common shares issued in acquisition	4,862

On July 7, 2004, the Company acquired all of the issued and outstanding membership interests of George Mason Mortgage, LLC. In conjunction with the acquisition, the following noncash changes to our financial condition occurred:

Fair value of non-cash assets acquired		$14,703
Fair value of liabilities assumed		338,232

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the “Company”) was incorporated on November 24, 1997 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly owned subsidiaries.  The Company opened Cardinal Bank, N.A. (the “Bank”) in 1998 and Cardinal Wealth Services, Inc., an investment services subsidiary, in 1999.  In 1999, the Company opened two additional banking subsidiaries and, in late 2000, completed an acquisition of Heritage Bancorp, Inc. and its banking subsidiary, The Heritage Bank.  These banking subsidiaries were consolidated into the Bank as of March 1, 2002.  On April 15, 2004, the Company received approval from the Federal Reserve Bank of Richmond to be a financial holding company.  Effective July 7, 2004, the Bank acquired George Mason Mortgage, LLC (“George Mason”), a mortgage banking company based in Fairfax, Virginia.  In December 2004, the Bank converted to a state chartered institution and changed its name to Cardinal Bank.  Effective June 9, 2005, the Company acquired Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm based in Alexandria, Virginia.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

Stock-Based Compensation

At September 30, 2005, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan and the 2002 Equity Compensation Plan.  These plans are described more fully in Footnote 18 of the 2004 Form 10-K.

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to utilize the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an

interpretation of APB No. 25.  The following table illustrates the effect on net income and earnings per share of common stock if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation.

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,985	$384	$6,889	$1,737
Deduct: Total stock-based employee compensation expense determined under fair value- based method for all awards, net of tax	(215)	(753)	(3,987)	(1,428)
Pro forma net income	$2,770	$(369)	$2,902	$309

Earnings per share:
Basic - as reported	$0.12	$0.02	$0.32	$0.10
Basic - pro forma	0.11	(0.02)	0.14	0.02
Diluted - as reported	0.12	0.02	0.32	0.09
Diluted - pro forma	0.11	(0.02)	0.13	0.02

The weighted average per share fair values of grants of stock options made during the three months ended September 30, 2005 and 2004 were $5.92 and $3.30, respectively.  The weighted average per share fair values of grants made during the nine months ended September 30, 2005 and 2004 were $5.97 and $3.08, respectively.  The fair values of the options granted for these periods were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Estimated option life	10 years	10 years	10 years	10 years
Risk free interest rate	4.21%	4.29%	4.25%	4.12%
Expected volatility	43.11%	11.80%	43.11%	11.80%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

There were options to purchase 44,000 and 963,911 shares of common stock granted during the three and nine months ended September 30, 2005, respectively.  Of those grants, 44,000 and 955,911 immediately vested on the grant date for the three and nine months ended September 30, 2005, respectively.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment:  An Amendment of FASB Statements 123 and 95 (“FAS 123R”).  This statement requires that companies recognize in the income statement the grant-date fair value of stock options and other equity-based compensation.  It is required to be applied by us beginning January 1, 2006.  This statement requires that stock awards be classified as either an equity award or a liability award.  Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology.  Liability classified awards are valued at fair value as of each reporting date.  The Company intends to adopt FAS 123R using the modified prospective application method which requires, among other things, recognition of compensation costs for all awards outstanding at January 1, 2006 for which the requisite service has not been rendered.  The Company estimates that this new standard will result in an increase in pretax expense of approximately $64,000 quarterly and $256,000 annually in 2006 based on the current stock options outstanding.  Additional expense would be recorded for any future stock option grants.  On October 19, 2005, the Company’s board of directors authorized that any existing outstanding options that are or become “underwater” (i.e., their per share exercise price is greater than the market price) before December 31, 2005 be amended to become fully vested.  This modification will not result in the recognition of additional expense because the intrinsic value of the awards at the grant date was zero and the intrinsic value of these awards on the date of modification will also be zero.

Note 2

Acquisitions

On June 9, 2005, the Company acquired Wilson/Bennett for a total consideration of $6.5 million, which consisted of a payment of $1.6 million in cash and the issuance of 611,111 shares of its common stock valued at $4.9 million.  This transaction was accounted for as a purchase and Wilson/Bennett’s assets and liabilities were recorded at fair value as of the purchase date.  This transaction resulted in the recognition of $3.6 million of goodwill and $2.6 million of other intangible assets.  Wilson/Bennett’s 2004 unaudited revenues were approximately $1.4 million.  The Company anticipates that the acquisition of Wilson/Bennett will not have a material impact on 2005 earnings.

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

Employment/non-compete agreement - $698,000 (4 years)

Trade name intangible-$46,000 (3 years)

Purchased customer relationships-$1,858,000 (10 years)

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

The Company has agreed to provide certain demand registration rights with respect to the 611,111 common shares issued. The owners of these shares have the right to make one written request to the Company for the registration of one-third of the shares under the Securities Act of 1933, as amended, to permit the resale of the shares.  In the event that a change of control of the Company occurs, or the Company’s employment of its current chief executive officer terminates, both as described in a registration rights agreement, then the registration rights would cover all the shares.  The purchase price has been increased by the estimated cost to register these shares with the SEC.  At the end of two years, the shares will no longer be restricted.

On July 7, 2004, the Bank completed its acquisition of George Mason. George Mason was acquired in a cash transaction for $17.0 million and is operating as a subsidiary of the Bank.  This transaction was accounted for as a purchase and George Mason’s assets and liabilities were recorded at fair value as of the purchase date.  George Mason’s operating results are included in the consolidated results of operations since the date of acquisition.  This transaction resulted in the recognition of $12.9 million of goodwill and $1.7 million of other intangible assets.  George Mason’s primary sources of revenue include net interest income earned on loans held for sale, gain on sale of loans and management fees earned.  Loans are made pursuant to purchase commitments and are sold servicing released.  The Bank purchased George Mason primarily to diversify its sources of income, increase non-interest income and be a source of residential loans for its loans receivable portfolio.

The following unaudited pro forma condensed financial information presents the results of operations of the Company for the periods indicated as if George Mason had been acquired on January 1, 2004.

	Three Months Ended	Nine Months Ended
(In thousands, except share and per share data)	September 30, 2004	September 30, 2004
Net interest income	$7,308	$21,146
Non-interest income	4,605	23,157
Provision for loan losses	529	918
Non-interest expense	9,415	35,698
Net income before income taxes	1,969	7,687
Provision for income taxes	652	2,365
Net income	$1,317	$5,322

Earnings per common share - basic	$0.07	$0.29
Earnings per common share - diluted	$0.07	$0.29
Weighted-average common shares outstanding - basic	18,439,021	18,101,639
Weighted-average common shares outstanding - diluted	18,697,179	18,361,013

The unaudited pro forma results of operations summarized above are not necessarily indicative of the results that would have occurred if the acquisition had been consummated on January 1, 2004.

Note 3

Segment Information

Prior to July 7, 2004, the Company operated and reported in two business segments, commercial banking and investment services.  As of July 7, 2004, the Company began operating in a third business segment, mortgage banking, with the completion of its acquisition of George Mason.

The commercial banking segment includes both commercial and consumer lending and provides customers with such products as commercial loans, real estate loans, and other business financing and consumer loans.  In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit.  The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.  The investment services segment provides advisory services to businesses and individuals, including financial planning and retirement/estate planning.  Wilson/Bennett is included in the investment services segment since the date of its acquisition, June 9, 2005.

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2005 and 2004, is as follows:

(In thousands)

At and for the Three Months Ended September 30, 2005:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$8,544	$1,780	$—	$—	$(213)	$10,111
Provision for loan losses	500	—	—	—	—	500
Non-interest income	479	6,362	497	—	11	7,349
Non-interest expense	6,542	4,845	454	—	564	12,405
Provision for income taxes	659	1,153	3	—	(245)	1,570
Net income (loss)	$1,322	$2,144	$40	$—	$(521)	$2,985

Total Assets	$1,409,575	$467,261	$7,330	$(511,520)	$166,980	$1,539,626

At and for the Three Months Ended September 30, 2004:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$5,716	$1,583	$—	$—	$(105)	$7,194
Provision for loan losses	529	—	—	—	—	529
Non-interest income	325	2,304	150	—	5	2,784
Non-interest expense	4,239	4,156	189	—	309	8,893
Provision for income taxes	402	(76)	(15)	—	(139)	172
Net income (loss)	$871	$(193)	$(24)	$—	$(270)	$384

Total Assets	$1,075,460	$356,438	$677	$(370,480)	$115,220	$1,177,315

At and for the Nine Months Ended September 30, 2005:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$22,980	$4,723	$—	$—	$(645)	$27,058
Provision for loan losses	1,869	—	—	—	—	1,869
Non-interest income	1,325	16,512	946	—	24	18,807
Non-interest expense	18,008	13,223	999	—	1,392	33,622
Provision for income taxes	1,490	2,691	(35)	—	(661)	3,485
Net income (loss)	$2,938	$5,321	$(18)	$—	$(1,352)	$6,889

Total Assets	$1,409,575	$467,261	$7,330	$(511,520)	$166,980	$1,539,626

At and for the Nine Months Ended September 30, 2004:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
Net interest income	$15,493	$1,583	$—	$—	$(51)	$17,025
Provision for loan losses	918	—	—	—	—	918
Non-interest income	1,430	2,304	487	—	5	4,226
Non-interest expense	12,017	4,156	613	—	960	17,746
Provision for income taxes	1,313	(76)	(45)	—	(342)	850
Net income (loss)	$2,675	$(193)	$(81)	$—	$(664)	$1,737

Total Assets	$1,075,460	$356,438	$677	$(370,480)	$115,220	$1,177,315

At September 30, 2005, the Company did not have any operating segments other than those reported.  Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment.  The parent company’s most significant assets are its net investments in its subsidiaries.  The parent company’s net interest income is comprised of interest income from short-term investments and interest expense on trust preferred securities.  The parent company’s non-interest expense is primarily non-allocable executive salaries and professional services related to the Company’s regulatory requirements.

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004. Stock options outstanding at September 30, 2005 and 2004 were 2,049,817 and 1,245,625 respectively.  Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 27,363 and 29,000 for the three months ended September 30, 2005 and 2004, respectively.  Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 28,357 and 22,000 for the nine months ended September 30, 2005 and 2004, respectively.

(In thousands,	Three Months Ended September 30,		Nine Months Ended September 30,
except share and per share data)	2005	2004	2005	2004

Net income available to common shareholders	$2,985	$384	$6,889	$1,737

Weighted average common shares - basic	24,346,701	18,439,021	21,344,071	18,101,639

Weighted average common shares - diluted	24,631,402	18,697,179	21,606,448	18,361,013

Earnings per common share - basic	$0.12	$0.02	$0.32	$0.10

Earnings per common share - diluted	$0.12	$0.02	$0.32	$0.09

Note 5

Derivatives and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  All derivatives are recognized on the consolidated statements of condition at their fair value.

In the normal course of business, the Company enters into contractual commitments to extend credit to finance one-to-four family homes.  The commitments, which contain fixed expiration dates, become effective when the borrowers lock-in a specified interest rate within time frames established by the Company (“interest rate locks”).  Interest rate risk arises if interest rates move adversely between the time of the lock-in of rates by the borrower and the sale of the loan.  The interest rate locks related to loans that are intended to be sold are considered derivatives.

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments, the Company economically hedges each commitment by entering into a best efforts forward loan sale contract.  These forward contracts are marked to market through earnings and are not designated as accounting hedges under SFAS No. 133.  The fair values of all loan commitments and all forward sales contracts generally move in opposite directions and, accordingly, the impact of changes in these valuations on net income during the loan commitment period is generally inconsequential.

Although the forward loan sale contracts serve as an economic hedge of interest rate risk from holding fixed-rate loans held for sale, these forward contracts have not been designated as accounting hedges under SFAS No. 133 and, accordingly, loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities.

At September 30, 2005, the fair value of interest rate lock commitments with a notional value of $156.2 million was $(1.1 million), and the fair value of forward sale commitments with a notional value of $519.0 million was $3.0 million.  These derivatives are recorded in other assets and other liabilities on the consolidated statements of condition at their fair values.  In addition to these market value adjustments for interest rate lock loan commitments and forward sale commitments at September 30, 2005, a basis adjustment of $(1.9 million) has been recorded related to the loans held for sale as of that date and is included in loans held for sale, net in the consolidated statements of condition.

Note 6

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at September 30, 2005 is as follows:

	Mortgage Banking		Investment Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2004	$1,781	$49	$—	$—	$1,781	$49
Customer relationship intangibles	—	148	1,858	58	1,858	206
Employment/non-compete agreement	—	—	698	54	698	54
Trade name	—	—	46	5	46	5
	$1,781	$197	$2,602	$117	$4,383	$314

The aggregate amortization expense for the three and nine months ended September 30, 2005 was $143,000 and $265,000, respectively.  There was no amortization expense for the comparable periods of 2004.

The estimated amortization expense for the next five years is as follows:

(In thousands)
2005 (October - December)	$143
2006	574
2007	574
2008	565
2009	460
2010	384

The changes in the carrying amount of goodwill for year to date September 30, 2005 are as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Investment Services	Total
Balance at December 31, 2004	$22	$12,941	$—	$12,963
Goodwill attributable to Wilson/Bennett acquisition	—	—	3,612	3,612
Balance at September 30, 2005	$22	$12,941	$3,612	$16,575

Note 7

Subsequent Event

On October 19, 2005, the Company’s Board of Directors declared a cash dividend of $0.01 per share of its outstanding common stock.  This dividend will be paid on November 15, 2005 to shareholders of record as of the close of business on October 31, 2005.  This represents the first dividend declared by the Company in its history.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2005 and December 31, 2004 and the unaudited results of our operations for the three and nine months periods ended September 30, 2005 and 2004.  This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report, the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

In addition, this section should be read in conjunction with the description of our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Cardinal Financial Corporation, a locally managed financial holding company headquartered in Tysons Corner, Virginia, is committed to providing superior customer service, a diversified mix of financial products and services, and convenient banking to our retail and business consumers.  We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank, Cardinal Wealth Services, Inc., an investment services subsidiary, and Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an Alexandria, Virginia based asset management firm acquired in June 2005.  Through these three subsidiaries and George Mason Mortgage, LLC (“George Mason”), a mortgage banking subsidiary of Cardinal Bank, we offer a wide range of traditional banking products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.  We have twenty-one retail bank office locations and provide competitive retail products and services.  We complement our core banking operations by offering a full range of investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc. and asset management services through Wilson/Bennett.

On June 9, 2005, we acquired Wilson/Bennett, for a total consideration of $6.5 million, which consisted of a payment of $1.6 million in cash and the issuance of 611,111 shares of our common stock which we valued at $4.9 million.  This transaction was accounted for as a purchase and Wilson/Bennett’s assets and liabilities were recorded at fair value as of the purchase date.  This transaction resulted in the recognition of $3.6 million of goodwill and $2.6 million of other intangible assets.  We believe that the Wilson/Bennett acquisition furthers our strategies of enhancing fee income, diversifying our revenue stream, and the services we deliver to our customers.  Wilson/Bennett uses a value-oriented approach that focuses on large capitalization stocks.  Wilson/Bennett’s 2004 unaudited revenues were approximately $1.4 million.  We anticipate that the acquisition of Wilson/Bennett will not have a material impact on our 2005 earnings.

On July 7, 2004, we acquired George Mason in a cash transaction for $17.0 million.  This transaction resulted in the recognition of $12.9 million of goodwill and $1.7 million of amortizable intangibles.  This transaction was accounted for as a purchase, and George Mason’s assets and liabilities were recorded at their fair values as of the purchase date.  George Mason’s operating results are included in our consolidated results since the acquisition date.  George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through eight branches located throughout the metropolitan Washington region.  George Mason has approximately 200 employees and does business in eight states, including Virginia, Maryland and the District of Columbia.  George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, with originations of over $3.5 billion in 2004 and $4.5 billion in 2003.  George Mason’s originations for the first nine months of 2005 were $3.3 billion.

George Mason’s primary sources of revenue include net interest income earned on loans held for sale, gain on the sale of loans held for sale and contractual management fees earned relating to services provided to other mortgage companies owned by local home builders.  Loans are made pursuant to purchase commitments and are sold servicing released.

In July 2004, we formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”).  These trust preferred securities are due in 2034 and pay interest at a rate equal to LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly.  These securities are redeemable at a premium through March 2008 and at par thereafter.  We have guaranteed payment of these securities.  The $20.6 million payable by us to Cardinal Statutory Trust I is included in other borrowed funds in the consolidated statements of condition since Cardinal Statutory Trust I is an unconsolidated subsidiary (as we are not the primary beneficiary of this entity).  We utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

Net interest income is our primary source of revenue.  We define revenue as net interest income plus non-interest income.  As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk to maximize, and concurrently stabilize, net interest income.  We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities.  We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely.  In addition to management of interest rate risk, we analyze our loan portfolio for exposure to credit risk.  Loan defaults and foreclosures are unavoidable in the banking industry and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit.  In addition to net interest income, non-interest income is an increasingly important source of revenue for us and includes, among other things, service charges on deposits and loans, investment fee income and gains (losses) on sales of investment securities available-for-sale, gains on sales of loans held for sale, and management fee income.  Our acquisition of George Mason in July 2004 has resulted in non-interest income becoming a larger component of our total revenues, and the acquisition of Wilson/Bennett in June 2005 has further contributed to this trend.

Our business strategy is to grow through geographic expansion while maintaining strong asset quality and achieving sustained profitability.  We completed a secondary common stock offering that raised $39.8 million in capital during the second quarter of 2005.  This capital is being used to support the continuing expansion of our branch office network and balance sheet growth.  As a result of this increased capital and retained earnings, our legal lending limit increased to $18.7 million as of September 30, 2005, which allowed us to expand our commercial and real estate lending loan portfolios.  In addition, we expect to increase our loan-to-deposit ratio and shift the mix of our earning assets to higher yielding loans.

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

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio.  Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers.  Unusual and infrequently occurring events, such as hurricanes and other weather related disasters, may impact our assessment of possible credit losses.  As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies and nonaccrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support our estimates.

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are adequate, it is possible that there may be unidentified losses in the portfolio at September 30, 2005 that may become evident at a future date pursuant to additional internal analysis or regulatory comment.  Additional provisions for such losses, if necessary, would be recorded in the commercial banking or mortgage banking segment, as appropriate, and would negatively impact earnings.

For purposes of our analysis, we categorize loans into one of five categories:  commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer.  In the absence of historical loss factors, peer group loss factors are applied and are adjusted by the qualitative factors mentioned above.  The indicated loss factors resulting from this analysis are applied for each of the five categories of loans.  In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent.  Since we have limited historical data on which to base loss factors for classified loans, we apply, in accordance with regulatory guidelines, a 5% loss factor to all loans classified as special mention, a 15% loss factor to all loans classified as substandard and a 50% loss factor to all loans classified as doubtful.  Loans classified as loss loans are fully reserved or charged off.

Hedging

We account for our derivatives and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

In the normal course of our mortgage banking operations at George Mason, we enter rate lock commitments to extend credit to finance residential properties.  These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the time frame established by us.  Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor.  Loan commitments related to mortgage loans that are intended to be sold are considered derivatives in accordance with the guidance of SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments.  Accordingly, the fair value of these derivatives as of the end of the reporting period has been determined through an analysis of changes in market interest rates from the interest rate lock date to the loan closing date if the loan has closed and the period end if the loan has not closed.

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge each commitment by entering into a best efforts forward loan sale contracts.  These forward contracts are marked to market through earnings and are not designated as accounting hedges under SFAS No. 133.  The fair values of all the loan commitments and all forward sales contracts generally move in opposite directions and, accordingly, the impact of changes in these valuations on net income during the loan commitment period is generally inconsequential.

Although the forward loan sale contracts serve as an economic hedge of interest rate risk from holding fixed-rate loans held for sale, these forward contracts have not been designated as accounting hedges under SFAS No. 133 and, accordingly, loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities.

Valuation of Deferred Tax Assets

We record a provision for income tax expense based on the amounts of current taxes payable or refundable and the change in net deferred tax assets or liabilities during the year.  Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods.  When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance.  The amount of any valuation allowance established is based upon an estimate of the deferred tax asset that is probable of recovery.  Increases or decreases in the valuation allowance result in increases or decreases to the provision for income taxes.

New Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment:  An Amendment of FASB Statements 123 and 95 (“FAS 123R”).  This statement requires that companies recognize in the income statement the grant-date fair value of stock options and other equity-based compensation.  It is required to be applied by us beginning January 1, 2006.  This statement requires that stock awards be classified as either an equity award or a liability award.  Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology.  Liability classified awards are valued at fair value as of each reporting date.  We intend to adopt FAS 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006 for which the requisite service has not been rendered.  We estimate that this new standard will result in an increase in pretax expense of approximately $64,000 quarterly and $256,000 annually in 2006 based on the current stock options outstanding.  Additional expense would be recorded for any future stock option grants.  On October 19, 2005, our board of directors authorized that any existing outstanding options that are or become “underwater” (i.e., their per share exercise price is greater than the market price) before December 31, 2005 be amended to become fully vested.  This modification will not result in the recognition of additional expense because the intrinsic value of the awards at the grant date was zero and the intrinsic value of these awards on the date of modification will also be zero.

Statements of Income

Net income for the three months ended September 30, 2005 and 2004 was $3.0 million and $384,000, respectively, an increase of $2.6 million, or 677%.  The increase in net income for the three months ended September 30, 2005 compared to same period of 2004 is primarily a result of increased net interest income of $2.9 million and non-interest income of $4.5 million, partially offset by an increase in non-interest expense of $3.5 million. Net income for the nine months ended September 30, 2005 and 2004 was $6.9 million and $1.7 million, respectively, an increase of $5.2 million, or 297%.  The increase in net income for the nine months ended September 30, 2005 compared to the same period of 2004 is primarily a result of increased net interest income of $10.0 million and non-interest income of $14.6 million, partially offset by an increase in non-interest expense of $15.9 million.  The 2005 results include the operations of George Mason, whereas the three and nine months ended September 30, 2004 include the operations of George Mason only from the date of its acquisition, July 7, 2004.  Net income attributable to George Mason for the three and nine months ended September 30, 2005 was $2.1 million and $5.3 million, respectively.  For each of the three and nine months ended September 30, 2004, George Mason had a net loss of $193,000.  In addition, Wilson/Bennett is included in the results of operations since the date of its acquisition, June 9, 2005.  Net income attributable to Wilson/Bennett for the three and nine months ended September 30, 2005 was $34,000 and $51,000, respectively.

Both basic and diluted earnings per share were $0.12 for the three months ended September 30, 2005.  For the three months ended September 30, 2004, both basic and diluted earnings per share were $0.02.  Weighted average fully diluted shares outstanding for the three months ended September 30, 2005 were 24,631,402 compared to 18,697,179 for the three months ended September 30, 2004.  Both basic and diluted earnings per share were $0.32 for the nine months ended September 30, 2005.  Basic and diluted earnings per share were $0.10 and $0.09, respectively, for the nine months ended September 30, 2004.  Weighted average fully diluted shares outstanding for the nine months ended September 30, 2005 were 21,606,448 compared to 18,361,013 for the nine months ended September 30, 2004.

Return on average assets for the three months ended September 30, 2005 and 2004 was 0.82% and 0.13%, respectively.  Return on average assets for the nine months ended September 30, 2005 and 2004 was 0.71% and 0.27%, respectively.  Return on average equity for the three months ended September 30, 2005 and 2004 was 8.10% and 1.60%, respectively.  Return on average equity for the nine months ended September 30, 2005 and 2004 was 7.53% and 2.48%, respectively.

Net interest income represents the difference between interest and fees earned on interest earning assets and the interest paid on deposits and other interest bearing liabilities.  The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.  Net interest income for the three months ended September 30, 2005 and 2004 was $10.1 million and $7.2 million, respectively, a period-to-period increase of $2.9 million, or 40.5%.  Net interest income for the nine months ended September 30, 2005 and 2004 was $27.0 million and $17.0 million, respectively, a period-to-

period increase of $10.0 million, or 58.9%.  The increase in net interest income is primarily the result of an increase in the average volume of loans receivable and loans held for sale compared with the same periods of 2004.  These increases were funded through the increases in total deposits and other borrowed funds.

Our net interest margin for the three months ended September 30, 2005 and 2004 was 2.92% and 2.55%, respectively.  Our net interest margin for the nine months ended September 30, 2005 and 2004 was 2.89% and 2.74%, respectively.  This compares to a net interest margin of 2.72% for the year ended December 31, 2004.  The increases in the net interest margin for the three and nine months ended September 30, 2005 compared to the same periods of 2004 is a result of a higher volume of loans receivable and loans held for sale and an increased rate of interest earned compared with the interest rate paid on the increased volume of deposits and other borrowed funds. We remain asset sensitive and therefore anticipate that net interest margin will improve in a rising rate environment.  Tables 1 through 4 present an analysis of average earning assets, interest bearing liabilities and demand deposits with related components of interest income and interest expense.

Average Balance Sheets and Interest Rates on Interest - Earning Assets and Interest - Bearing Liabilities

Three Months Ended September 30, 2005, 2004 and 2003

(In thousands)

		2005			2004			2003
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$67,519	$1,089	6.45%	$60,086	$767	5.11%	$45,983	$708	6.16%
Real estate - commercial	277,487	4,466	6.44%	190,371	2,945	6.19%	121,606	2,100	6.91%
Real estate - construction	65,414	1,189	7.27%	58,291	848	5.82%	23,778	310	5.22%
Real estate - residential	130,390	1,607	4.93%	44,558	653	5.86%	38,448	602	6.27%
Home equity lines	68,624	927	5.36%	55,039	486	3.50%	34,873	289	3.29%
Consumer	4,760	87	7.31%	7,858	127	6.46%	8,465	157	7.36%
Total loans	614,194	9,365	6.10%	416,203	5,826	5.60%	273,153	4,166	6.10%

Loans- held for sale, net	468,808	6,101	5.21%	369,623	3,268	3.54%	—	—	0.00%
Investment securities available-for-sale	149,207	1,414	3.79%	165,721	1,536	3.71%	127,609	754	2.36%
Investment securities held-to-maturity	124,632	1,197	3.84%	154,229	1,432	3.71%	121,343	1,207	3.98%
Other investments	6,718	56	3.31%	8,163	78	3.82%	3,496	35	4.00%
Federal funds sold	23,863	208	3.46%	14,323	49	1.37%	6,915	17	0.98%

Total interest-earning assets and interest income	1,387,422	18,341	5.29%	1,128,262	12,189	4.32%	532,516	6,179	4.64%

Non-interest earning assets:
Cash and due from banks	13,963			14,904			8,380
Premises and equipment, net	17,525			14,727			5,045
Goodwill and intangibles, net	20,649			15,129			646
Accrued interest and other assets	21,119			11,286			2,583
Allowance for loan losses	(7,378)			(4,864)			(3,650)
Total assets	$1,453,300			$1,179,444			$545,520

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	109,030	316	1.15%	148,168	486	1.30%	153,681	538	1.39%
Money markets	223,210	1,570	2.81%	28,065	42	0.60%	28,765	43	0.59%
Statement savings	9,979	29	1.14%	7,827	16	0.83%	5,741	8	0.53%
Certificates of deposit	555,193	4,867	3.51%	477,936	3,124	2.61%	179,540	1,473	3.25%
Total interest - bearing deposits	897,412	6,782	3.00%	661,996	3,668	2.22%	367,727	2,062	2.22%

Other borrowed funds	258,735	1,448	2.22%	315,712	1,327	1.68%	63,882	279	1.74%

Total interest-bearing liabilities and interest expense	1,156,147	8,230	2.82%	977,708	4,995	2.04%	431,609	2,341	2.15%

Noninterest-bearing liabilities:
Demand deposits	124,553			94,995			72,819
Other liabilities	25,202			10,726			1,596
Preferred shareholders’ equity	—			—			6,824
Common shareholders’ equity	147,398			96,015			32,672
Total liabilities and shareholders’ equity	$1,453,300			$1,179,444			$545,520

Net interest income and net interest margin (2)		$10,111	2.92%		$7,194	2.55%		$3,838	2.88%

(1)          Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the quarters presented.

(2)          We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Rate and Volume Analysis

Three Months Ended September 30, 2005 and 2004

(In thousands)

	Three Months Ended September 30, 2005 Compared to 2004			Three Months Ended September 30, 2004 Compared to 2003
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$95	$227	$322	$217	$(158)	$59
Real estate - commercial	1,348	173	1,521	1,187	(342)	845
Real estate - construction	104	237	341	451	87	538
Real estate - residential	1,258	(304)	954	97	(46)	51
Home equity lines	119	322	441	167	30	197
Consumer	(50)	10	(40)	(11)	(19)	(30)
Total loans	2,874	665	3,539	2,108	(448)	1,660

Loans held for sale, net	877	1,956	2,833	3,268	—	3,268
Investment securities available-for-sale	(153)	31	(122)	225	557	782
Investment securities held-to-maturity	(275)	40	(235)	327	(102)	225
Other investments	(13)	(9)	(22)	47	(4)	43
Federal funds sold	33	126	159	18	14	32

Total interest income	3,343	2,809	6,152	5,993	17	6,010

Interest expense:

Interest - bearing deposits:
Interest checking	(128)	(42)	(170)	(20)	(32)	(52)
Money markets	288	1,240	1,528	(1)	0	(1)
Statement savings	4	9	13	3	5	8
Certificates of deposit	502	1,241	1,743	2,435	(784)	1,651
Total interest - bearing deposits	666	2,448	3,114	2,417	(811)	1,606

Other borrowed funds	(235)	356	121	832	216	1,048

Total interest expense	431	2,804	3,235	3,249	(595)	2,654

Net interest income (2)	$2,912	$5	$2,917	$2,744	$612	$3,356

(1)          Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented.

(2)          We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Average Balance Sheets and Interest Rates on Interest - Earning Assets and Interest - Bearing Liabilities

Nine Months Ended September 30, 2005, 2004 and 2003

(In thousands)

	2005			2004			2003
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$65,077	$2,898	5.94%	$58,937	$2,318	5.24%	$49,883	$2,356	6.30%
Real estate - commercial	249,501	11,738	6.27%	159,906	7,508	6.26%	117,416	6,197	7.04%
Real estate - construction	67,582	3,451	6.81%	48,651	2,053	5.63%	15,899	662	5.55%
Real estate - residential	108,084	4,201	5.18%	43,312	1,856	5.71%	36,663	1,783	6.49%
Home equity lines	64,884	2,418	4.98%	50,316	1,255	3.32%	31,729	793	3.34%
Consumer	5,195	273	7.03%	9,184	435	6.31%	9,063	507	7.48%
Total loans	560,323	24,979	5.94%	370,306	15,425	5.55%	260,653	12,298	6.29%

Loans held for sale, net	382,603	14,117	4.92%	124,175	3,268	3.51%	—	—	0.00%
Investment securities available-for-sale	154,356	4,376	3.78%	163,009	4,360	3.57%	168,735	4,047	3.20%
Investment securities held-to-maturity	130,479	3,757	3.84%	154,025	4,260	3.69%	40,892	1,207	3.94%
Other investments	6,141	183	3.97%	5,464	162	3.95%	2,648	90	4.53%
Federal funds sold	15,148	346	3.06%	11,695	96	1.09%	11,601	98	1.12%

Total interest-earning assets and interest income	1,249,050	47,758	5.10%	828,674	27,571	4.44%	484,529	17,740	4.88%

Non-interest earning assets:
Cash and due from banks	8,906			12,050			10,376
Premises and equipment, net	17,288			9,893			5,091
Goodwill and other intangibles, net	17,613			5,100			646
Accrued interest and other assets	13,557			7,887			3,699
Allowance for loan losses	(6,643)			(4,564)			(3,511)
Total assets	$1,299,771			$859,040			$500,830

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	123,055	1,106	1.20%	151,448	1,520	1.34%	146,335	1,841	1.68%
Money markets	144,187	2,852	2.64%	26,418	116	0.58%	26,588	168	0.84%
Statement savings	9,279	75	1.09%	7,535	38	0.67%	5,210	27	0.69%
Certificates of deposit	543,859	12,956	3.19%	330,802	6,774	2.73%	175,732	4,492	3.42%
Total interest - bearing deposits	820,380	16,989	2.77%	516,203	8,448	2.18%	353,865	6,528	2.47%

Other borrowed funds	223,562	3,711	2.22%	161,866	2,098	1.73%	35,980	470	1.74%

Total interest-bearing liabilities and interest expense	1,043,942	20,700	2.65%	678,069	10,546	2.07%	389,845	6,998	2.40%

Noninterest-bearing liabilities:
Demand deposits	113,634			82,839			69,087
Other liabilities	20,195			4,857			1,833
Preferred shareholders’ equity	—			2,123			6,824
Common shareholders’ equity	122,000			91,152			33,241
Total liabilities and shareholders’ equity	$1,299,771			$859,040			$500,830

Net interest income and net interest margin (2)		$27,058	2.89%		$17,025	2.74%		$10,742	2.96%

(1)          Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2)          We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Rate and Volume Analysis
Nine Months Ended September 30, 2005 and 2004
(In thousands)

	Nine Months Ended September 30, 2005 Compared to 2004			Nine Months Ended September 30, 2004 Compared to 2003
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$241	$339	$580	$428	$(466)	$(38)
Real estate - commercial	4,207	23	4,230	2,243	(932)	1,311
Real estate - construction	799	599	1,398	1,364	27	1,391
Real estate - residential	2,776	(431)	2,345	327	(254)	73
Home equity lines	360	803	1,163	469	(7)	462
Consumer	(189)	27	(162)	7	(79)	(72)
Total loans	8,194	1,360	9,554	4,838	(1,711)	3,127

Loans held for sale, net	6,801	4,048	10,849	3,268	—	3,268
Investment securities available-for-sale	(231)	247	16	(137)	450	313
Investment securities held-to-maturity	(651)	148	(503)	3,339	(286)	3,053
Other investments	20	1	21	96	(24)	72
Federal funds sold	28	222	250	1	(3)	(2)

Total interest income	14,161	6,026	20,187	11,405	(1,574)	9,831

Interest expense:

Interest - bearing deposits:
Interest checking	(287)	(127)	(414)	65	(386)	(321)
Money markets	515	2,221	2,736	(1)	(51)	(52)
Statement savings	8	29	37	12	(1)	11
Certificates of deposit	4,335	1,847	6,182	3,988	(1,706)	2,282
Total interest - bearing deposits	4,571	3,970	8,541	4,064	(2,144)	1,920

Other borrowed funds	793	820	1,613	1,376	252	1,628

Total interest expense	5,364	4,790	10,154	5,440	(1,892)	3,548

Net interest income (2)	$8,797	$1,236	$10,033	$5,965	$318	$6,283

(1)          Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.

(2)          We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

The provision for loan losses for the three months ended September 30, 2005 and 2004 was $500,000 and $529,000, respectively.  For the nine months ended September 30, 2005 and 2004, the provision for loan losses was $1.9 million and $918,000, respectively.  The increase in provision expense for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is primarily the result of the net increase of $142.3 million in the loans receivable portfolio during the first nine months of 2005.  The allowance for loan losses at September 30, 2005 and December 31, 2004 was $7.7 million and $5.9 million, respectively.  Our allowance for loan losses ratio to loans receivable, net was 1.22% at September 30, 2005 and 1.20% at December 31, 2004.  We continued to experience strong loan quality with annualized net charged-off loans equal to 0.01% of total loans for the nine months ended September 30, 2005, compared to 0.04% for the same period of 2004.  Non-performing loans were equal to 0.03% and 0.11% of total loans receivable at September 30, 2005 and December 31, 2004, respectively.

In 1999 and 2001, the Company purchased loan participations of approximately $12.3 million from a bank in New Orleans, Louisiana, which represented approximately 950 loans. At September 30, 2005, the total remaining balances on these participations were approximately $2.1 million and represented approximately 270 loans secured by various types of recreational vehicles. The borrowers are located in several southern states including Louisiana. Hurricane and other weather-related problems have disrupted the operations of the New Orleans bank, curtailed mail delivery and other communications in the area and caused wide-spread destruction in the gulf coast region. The Company has established an approximately $100,000 allowance for loan losses on these loans as of September 30, 2005.  This allowance amount is based upon the best information that the Company was able to obtain from the New Orleans bank and included an analysis of the locations of the borrowers, with particular emphasis on areas known to be severely impacted by the weather, the borrowers’ recent payment histories and estimate of likely insurance recoveries, where applicable.  Changes to the allowance for loan losses may be required as additional information becomes known.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in Tables 5, 6 and 7.

Allowance for Loan Losses

Nine Months Ended September 30, 2005 and 2004

(In thousands)

	2005	2004
Beginning balance, January 1	$5,878	$4,344

Provision for loan losses	1,869	918

Loans charged off:
Commercial and industrial	(120)	(101)
Consumer	(8)	(5)
Total loans charged off	(128)	(106)

Recoveries:
Commercial and industrial	75	10
Consumer	12	2
Total recoveries	87	12

Net (charge offs) recoveries	(41)	(94)

Ending balance	$7,706	$5,168

	At September 30, 2005	At December 31, 2004
Loans:
Balance at period end	$632,148	$489,896
Allowance for loan losses to loans receivable, net of fees	1.22%	1.20%
Annualized net charge-offs to average loans receivable	0.01%	0.02%

Allocation of the Allowance for Loan Losses

At September 30, 2005 and December 31, 2004

(In thousands)

	September 30, 2005		December 31, 2004
	Allocation	% of Total*	Allocation	% of Total*
Commercial	$1,169	10.22%	$963	11.53%
Real estate - commercial	3,590	46.06%	2,732	44.88%
Real estate - construction	757	11.01%	768	14.18%
Real estate - residential	1,288	20.90%	692	15.69%
Home equity lines	747	11.12%	612	12.32%
Consumer	155	0.69%	111	1.40%

Total allowance for loan losses	$7,706	100.00%	$5,878	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans Receivable

At September 30, 2005 and December 31, 2004

(In thousands)

	September 30, 2005	December 31, 2004
Nonaccruing loans	$220	$547

Loans contractually past-due 90 days or more	—	—

Troubled debt restructurings	—	—
Total nonperforming loans receivable	$220	$547

Non-interest income includes, among other things, service charges on deposits and loans, gains on the sale of loans held for sale, investment fee income, and management fee income, and continues to be an increasingly important factor in our operating results.  Non-interest income for the three months ended September 30, 2005 and 2004 was $7.3 million and $2.8 million, respectively, a period-to-period increase of $4.5 million, or 164%.  Non-interest income for the nine months ended September 30, 2005 and 2004 was $18.8 million and $4.2 million, respectively, a period-to-period increase of $14.6 million, or 345%.  The increase in non-interest income is primarily attributable to increases in net gains on sales of loans by George Mason of $3.4 million and $10.9 million for the three and nine months ended September 30, 2005, respectively, and increases in management fee income of $167,000 and $1.7 million for the three and nine months ended September 30, 2005, respectively. Management fee income represents the income earned for services provided by George Mason to other mortgage banking companies owned by local home builders.  Included in the net gains on sale of mortgage loans are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination.  Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.

Service charges on deposit accounts increased $52,000 to $348,000 for the three months ended September 30, 2005 compared to the same period of 2004.  For the nine months ended September 30, 2005, service charges on deposit accounts increased $160,000 to $958,000, compared to the same period of 2004.  Loan service charge income increased $642,000 to $771,000 for the three months ended September 30, 2005, compared to $129,000 for the same period of 2004.  For the nine months ended September 30, 2005, loan service charge income increased $1.6 million to $2.0 million compared to $414,000 for the same year to date period of 2004.  These increases are primarily related to the operations of George Mason.

Investment fee income increased to $497,000 for the three months ended September 30, 2005 compared to $150,000 for the same three month period of 2004.  For the nine months ended September 30, 2005, investment fee income increased $449,000, to $947,000, compared to $498,000 for the same nine month period of 2004.  The increases in investment fee income are primarily attributable to the acquisition of Wilson/Bennett in June 2005.

Non-interest expense includes, among other things, salaries and benefits, occupancy, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses.  Non-interest expense for the three months ended September 30, 2005 was $12.4 million, compared to $8.9 million for the same period of 2004, an increase of $3.5 million.  For the nine months ended September 30, 2005, non-interest expense increased $15.9 million to $33.6 million, compared to $17.7 million for the same nine month period of 2004.  The increases are attributable to the acquisition of George Mason in July 2004 and our branch office expansion during the past twelve months.  Expenses related to the branch expansion are primarily represented in the increases in our salaries and benefits expense, occupancy expense and depreciation expense.  We expect non-interest expense to continue to increase as we continue our branch expansion in 2005.  We currently plan to open an additional branch during the remainder of 2005.  The acquisition of Wilson/Bennett in June 2005 has also resulted in increased non-interest expense.

The effective tax rate for the third quarter of 2005 was 34.5%, compared to 30.9% for the same period of 2004.  For the nine months ended September 30, 2005, the effective tax rate was 33.6%, compared to 32.9% for the same period of 2004.  We recorded a provision for income tax expense of $1.6 million and $172,000 for the three months ended September 30, 2005 and 2004, respectively.  For the nine months ended September 30, 2005 and 2004, the provision for income tax expense was $3.5 million and $850,000, respectively.  See, also, “Critical Accounting Policies – Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $1.54 billion at September 30, 2005, compared to $1.21 billion at December 31, 2004, an increase of $328.1 million or 27.1%.  This growth was driven primarily by increases in loans held for sale and loans receivable, which were funded by growth in our deposits and the proceeds from our secondary offering during the second quarter of 2005.

Investment securities were $292.6 million at September 30, 2005, compared to $289.5 million at December 31, 2004, an increase of $3.1 million.  The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity.  Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.   Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost.  At September 30, 2005, investment securities available-for-sale were $171.8 million and investment securities held-to-maturity were $120.8 million.  See Table 8 for additional information on our investment securities portfolio.

Investment Securities

At September 30, 2005 and December 31, 2004

(In thousands)

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at September 30, 2005
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$40,780	$40,741	4.74%
Five to ten years	2,000	1,987	4.00%
Total U.S. government-sponsored agencies	$42,780	$42,728	4.71%

Mortgage-backed securities*
One to five years	$5,819	$5,731	3.98%
Five to ten years	9,321	9,155	3.87%
After ten years	114,445	112,228	4.14%
Total mortgage-backed securities	$129,585	$127,114	4.12%

Treasury bonds
One to five years	$2,019	$1,991	2.63%
Total treasury bonds	$2,019	$1,991	2.63%
Total investment securities available-for-sale	$174,384	$171,833	4.25%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at September 30, 2005
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$9,500	$9,287	3.52%
Five to ten years	13,020	12,881	4.35%
After ten years	3,000	2,978	4.20%
Total U.S. government-sponsored agencies	$25,520	$25,146	4.03%

Mortgage-backed securities*
Five to ten years	$8,490	$8,387	4.13%
After ten years	78,779	77,452	4.18%
Total mortgage-backed securities	$87,269	$85,839	4.18%

Corporate bonds
After ten years	$8,005	$7,890	4.21%
Total corporate bonds	$8,005	$7,890	4.21%
Total investment securities held-to-maturity	$120,794	$118,875	4.15%

Total investment securities	$295,178	$290,708	4.21%

* Based on contractual maturities.

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at December 31, 2004
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$3,000	$2,947	3.33%
Five to ten years	3,000	3,009	4.46%
Total U.S. government-sponsored agencies	$6,000	$5,956	3.89%

Mortgage-backed securities*
One to five years	$2,161	$2,131	3.59%
Five to ten years	14,662	14,603	3.96%
After ten years	128,477	126,846	3.97%
Total mortgage-backed securities	$145,300	$143,580	3.96%

Treasury bonds
One to five years	$2,031	$2,018	2.63%
Total treasury bonds	$2,031	$2,018	2.63%
Total investment securities available-for-sale	$153,331	$151,554	3.94%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at December 31, 2004
Obligations of U.S. government-sponsored agencies and enterprises
One to five years	$6,500	$6,427	3.36%
Five to ten years	16,018	15,901	4.28%
After ten years	2,999	2,962	4.22%
Total U.S. government-sponsored agencies	$25,517	$25,290	4.03%

Mortgage-backed securities*
Five to ten years	$10,392	$10,406	3.83%
After ten years	94,039	92,990	4.04%
Total mortgage-backed securities	$104,431	$103,396	4.02%

Corporate bonds
After ten years	$8,005	$7,923	4.21%
Total corporate bonds	$8,005	$7,923	4.21%
Total investment securities held-to-maturity	$137,953	$136,609	4.03%

Total investment securities	$291,284	$288,163	3.98%

* Based on contractual maturities.

Loans receivable, net of deferred fees and costs, increased by $142.2 million, or 29.0%, to $632.1 million at September 30, 2005 from $489.9 million at December 31, 2004 (see Table 9 for details on the loans receivable portfolio). We experienced growth in our commercial and industrial, commercial real estate, residential real estate and home equity loan portfolios.  We expect continued growth within these loan categories over the next quarter of 2005 due to our increased legal lending limit of $18.7 million and the volume of loans we have scheduled for funding.  Real estate-construction loans decreased slightly by $117,000 and consumer loans decreased $2.4 million to $4.4 million from December 31, 2004 to September 30, 2005.  In addition, we had $454.7 million in loans held for sale, net at September 30, 2005, compared to $365.5 million at December 31, 2004, an increase of $89.2 million.  Loans that are held for sale, net are valued at the lower of cost or market value.

Loans Receivable

At September 30, 2005 and December 31, 2004

(In thousands)

	September 30, 2005		December 31, 2004

Commercial	$64,664	10.22%	$56,512	11.53%
Real estate - commercial	291,307	46.06%	220,012	44.88%
Real estate - construction	69,652	11.01%	69,535	14.18%
Real estate - residential	132,159	20.90%	76,932	15.69%
Home equity lines	70,320	11.12%	60,408	12.32%
Consumer	4,381	0.69%	6,816	1.40%

Gross loans	$632,483	100.00%	$490,215	100.00%

Less: net deferred fees	(335)		(319)
Less: allowance for loan losses	(7,706)		(5,878)

Loans receivable, net	$624,442		$484,018

Total deposits increased $270.2 million, or 32.8%, to $1.09 billion at September 30, 2005, compared to $824.2 million at December 31, 2004.  We experienced increases in non-interest bearing demand deposits, interest-bearing money market deposits, savings deposits, and certificates of deposit (see Table 10 for details on certificates of deposit with balances of $100,000 or more).  The increase in deposits is a result of new customers from our branch expansion and competitive deposit pricing, particularly of our Monster Money Market account, which we introduced in the first quarter of 2005, and increased advertising efforts.  Our Monster Money Market promotion is a relationship account that offered and continues to offer an interest rate of 3.14% on balances over $25,000.  Deposits in our Monster Money Market product at September 30, 2005 totaled $196.6 million.  Brokered certificates of deposit decreased $66.5 million to $20.2 million at September 30, 2005 compared to $86.7 million at December 31, 2004.

Certificates of Deposit of $100,000 or More

At September 30, 2005

(In thousands)

Maturities:	Fixed Rate	No-Penalty*	Total
Three months or less	$37,098	$7,541	$44,639
Over three months through six months	14,130	1,418	15,548
Over six months through twelve months	51,172	47,242	98,414
Over twelve months	70,716	47,829	118,545
	$173,116	$104,030	$277,146

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Other borrowed funds decreased $37.2 million to $163.9 million at September 30, 2005, compared to $201.1 million at December 31, 2004.  We had Federal Home Loan Bank advances that matured during 2005 and were able to replace this funding source with other short term funding and as a result of our deposit growth.  Table 11 provides information on our short-term borrowings.

Short-Term Borrowings and Other Borrowed Funds

At September 30, 2005

(In thousands)

		Date Amount
Advance Date	Term of Advance	Due	Interest Rate	Outstanding
Mar-03	3 years	Mar-06	2.33%	$1,000
Apr-04	2 years	May-06	2.58%	2,000
Jul-03	3 years	Jul-06	2.07%	6,250
Total short-term FHLB advances and weighted average rate			2.21%	$9,250

Other borrowed funds:
TT&L Note option			2.75%	$14,099
Trust preferred			5.57%	20,619
Customer repurchase agreements			1.16%	35,091
FHLB advances - long term			3.44%	84,833
Total other borrowed funds			2.22%	$163,892

At September 30, 2005, mortgage funding checks increased by $57.9 million to $104.3 million, compared to $46.4 million at December 31, 2004.  No warehouse financing was outstanding at September 30, 2005 compared to $30.2 million at December 31, 2004.  These liabilities are related to George Mason and are used to fund the loans in process of being sold.  George Mason has credit facilities with the Bank and also has a third party facility of $250 million.  There were no borrowings outstanding under this third party facility at September 30, 2005.

Shareholders’ equity at September 30, 2005 was $146.7 million, an increase of $51.6 million, or 54.3%, compared to $95.1 million at December 31, 2004. During the second quarter of 2005, we completed a secondary common stock offering of 5,175,000 shares which netted proceeds of $39.8 million.  In addition, we acquired Wilson/Bennett for $1.6 million in cash and 611,111 shares of common stock, which were valued at $4.9 million.  The remaining portion of the increase from the prior year end was primarily net income of $6.9 million for the nine months ended September 30, 2005, partially offset by an unfavorable market value adjustment of $535,000 on investment securities available-for-sale as of September 30, 2005.  Book value per share at September 30, 2005 was $6.03, compared to $5.15 at December 31, 2004.  Tangible book value per share at September 30, 2005 was $5.18 compared to $4.36 at December 31, 2004.

Business Segment Operations

We provide banking and non-banking financial services and products through our subsidiaries.  Prior to July 7, 2004, management operated and reported on the results of our operations through two business segments, commercial banking and investment services.  With the acquisition of George Mason during the third quarter of 2004, we now operate in a third business segment, mortgage banking.

Commercial Banking

The commercial banking segment provides a wide range of banking services to small businesses and individuals through multiple delivery channels.  Services offered include commercial and consumer lending, deposit products and banking via the Internet or telephone.

For the three months ended September 30, 2005, the commercial banking segment recorded net income of $1.3 million compared to $871,000 for the three months ended September 30, 2004, an increase of $451,000.  The increase in third quarter net income for 2005 is primarily related to the increased volume and interest rates in the Bank’s loan portfolios.  For the nine months ended September 30, 2005, net income for the commercial banking segment was $2.9 million compared to $2.7 million for the same nine month period of 2004.  At September 30, 2005, total assets were $1.41 billion, loans receivable, net of deferred fees and costs, were $632.1 million and total deposits were $1.09 billion.  At September 30, 2004, total assets were $1.08 billion, loans receivable, net of deferred fees and costs were $347.5 million and total deposits were $819.9 million.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason.  George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.  George Mason is included in this operating segment since the date of acquisition, July 7, 2004.

For the three months ended September 30, 2005 and 2004, the mortgage banking segment recorded net income of $2.1 million and a net loss of $193,000, respectively.  For the nine months ended September 30, 2005 and 2004, the mortgage banking segment recorded net income of $5.3 million and a net loss of $193,000, respectively. The loss recorded during the three and nine months periods of 2004 was a result of loans held for sale and unfunded commitments being recorded at fair value at the time of acquisition of George Mason, which reduced net gain on sales of loans in the post-acquisition period.  At September 30, 2005, total assets were $467.3 million, loans held for sale, net were $454.7 million and mortgage check fundings were $104.3 million.  At September 30, 2004, total assets were $356.4 million, loans held for sale, net were $347.5 million and mortgage funding checks were $76.3 million.

Investment Services

The investment services segment provides investment and financial services through an affiliation with a third party broker-dealer.  Wilson/Bennett is included in this operating segment since the date of its acquisition, June 9, 2005.

For the three months ended September 30, 2005, the investment services segment recorded a net income of $40,000, compared to a net loss of $24,000 for the same period of 2004, an increase in net income of $64,000.  For the nine months ended September 30, 2005, the investment services segment recorded a net loss of $18,000, compared to a net loss of $81,000 for the same period of 2004.  At September 30, 2005, total assets were $7.3 million and total assets under management were $333.4 million.  At September 30, 2004, total assets were $677,000 and total assets under management were $161.6 million.

Information pertaining to our business segments can be found in Note 3 to the Notes to Consolidated Financial Statements.

Capital Resources

Capital adequacy is an important measure of financial stability and performance.  Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the risk profile of the financial institution.  The guidelines define capital as both Tier 1 (primarily common shareholders’ equity, defined to include certain debt obligations) and Tier 2 (to include certain other debt obligations, a portion of the allowance for loan losses, and 45% of any unrealized gains in equity securities).

At September 30, 2005, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 14.62% and 15.40%, respectively.  At December 31, 2004, our Tier 1 and total risk-based capital ratios were 12.7% and 13.4%, respectively.  The increase in our regulatory capital ratios is a result of the completion of our common stock offering during the second quarter of 2005 and our net income through September 30, 2005.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions. Table 12 provides additional information pertaining to our capital ratios.

Capital Components

At September 30, 2005 and December 31, 2004

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At September 30, 2005
Total risk based capital/ Total capital to risk-weighted assets	$155,528	15.40%	$80,799	>	8.00%	$100,999	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	147,710	14.62%	40,400	>	4.00%	60,599	>	6.00%
Tier I capital/ Total capital to average assets	147,710	10.31%	57,306	>	4.00%	71,633	>	5.00%

At December 31, 2004
Total risk based capital/ Total capital to risk-weighted assets	$107,660	13.40%	$64,294	>	8.00%	$80,368	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	101,670	12.65%	32,147	>	4.00%	48,221	>	6.00%
Tier I capital/ Total capital to average assets	101,670	8.83%	46,075	>	4.00%	57,594	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing business activities.  We anticipate that these contractual obligations will be funded through operating revenues and liquidity sources held or available to us.  The required payments under such obligations are detailed in Table 13.

Contractual Obligations

At September 30, 2005

(In thousands)

		Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Certificates of deposit	$607,850	$335,227	$139,831	$129,638	$3,154

Brokered certificates of deposit	20,157	20,157	—	—	—

Advances from the Federal Home Loan Bank of Atlanta	94,083	9,250	15,250	49,583	20,000

Trust preferred securities	20,000	—	—	—	20,000

Operating lease obligations	13,348	3,902	3,477	4,878	1,091

Total	$755,438	$368,536	$158,558	$184,099	$44,245

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

At September 30, 2005, commitments to extend credit were $282.0 million and standby letters of credit were $6.9 million.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement.  Commitments generally have expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers.  Those lines of credit may or may not be drawn upon to the total extent of funding to which we have committed.

Standby letters of credit are conditional commitments we issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.  We hold certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments when collateral is deemed necessary.

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

In September 2004, George Mason and the Bank entered into a one year $150 million floating rate revolving credit and security agreement with a third party.  The purpose of this credit facility is to fund residential mortgage loans at George Mason prior to their sale into the secondary market.  The credit facility requires, among other things, that George Mason and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth levels.  The Company has guaranteed repayment of this debt.  The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%.  We are currently in the process of renewing this line of credit for an additional one year term.  We anticipate that this line of credit will be renewed.  At September 30, 2005, none of this line was utilized.

In addition to this facility, this same lender has also provided a $100 million facility that is utilized by George Mason to warehouse residential mortgage loans held for sale to this lender.  The terms of this facility are substantially the same as the above-referenced revolving credit and security agreement and the cost of this facility is netted against interest earned on the loans pending settlement with the lender.  We are currently in the process of renewing this line of credit for an additional one year term.  We anticipate that this line of credit will be renewed.  At September 30, 2005, none of this line was utilized.

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale totaled $274.9 million at September 30, 2005 or 17.9% of total assets.  We held investments that are classified as held-to-maturity in the amount of $120.8 million at September 30, 2005.  To maintain ready access to the bank’s secured lines of credit, the Bank has pledged the majority of its securities to the Federal Home Loan Bank of Atlanta with additional securities pledged to the Federal Reserve Bank of Richmond.  Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at September 30, 2005 was approximately $213.7 million.  Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $20.8 million at September 30, 2005.  As noted above, George Mason has $250 million of lines of credit available to it.  We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

We use a net interest income simulation model as our primary tool to measure interest rate sensitivity.  Many assumptions are developed based on expected activity in the balance sheet.  For maturing assets, assumptions are created for the redeployment of these assets.  For maturing liabilities, assumptions are developed for the replacement of these funding sources.  Assumptions are also developed for assets and liabilities that could reprice during the modeled time period.  These assumptions also cover how we expect rates to change on non-maturity deposits such as NOW, Money Market and savings accounts.  Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged.  This is considered the base case.  Next, the model determines what net interest income would be given changes in interest rates.  The rate simulations performed include a ramped rate change of down 200 basis points and up 200 basis points over a two year time period.  In the ramped down rate change, the model moves rates gradually down 200 basis points over the first year and then rates remain flat in the second year.  For the up 200 basis point scenario, rates are gradually moved up 200 basis points in the first year and then rates remain flat in the second year.  In both the up and down scenarios, the model assumes a parallel shift in the yield curve.  The results of these simulations are then compared to the base case.

At September 30, 2005, we were asset sensitive.  Asset sensitive means that we had more assets maturing and repricing than liabilities.  We have a significant portion of our assets as floating rate assets and we have taken a significant amount of term funding through fixed rate, fixed term, certificates of deposit.  In a rising rate environment, net interest income should grow for an asset sensitive bank.  In the up 200 basis point scenario for one year, net interest income improves by not more than 9% compared to the base case and by not more than 11% over the two year time horizon.  Being asset sensitive, net interest income declines compared to the base case in the down 200 basis point scenario.  At September 30, 2005, net interest income has a negative variance to the base case of less than 9% for the one year period and a negative variance of less than 13% over the cumulative two year period.

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

At September 30, 2005, we were asset sensitive.  Asset sensitive means that we had more assets maturing or repricing than liabilities.  We have a significant portion of our assets as floating rate assets and we have also taken a significant amount of term funding through fixed rate, fixed term, certificates of deposit.  In a rising rate environment, net interest income should grow for an asset sensitive bank.  In the up 200 basis point scenario for one year, net interest income improves by not more than 9% compared to the base case and by not more than 11% over the two year cumulative time horizon.

Being an asset sensitive bank, net interest income declines compared to the base case in the down 200 basis point simulation by less than 9% for one year and by 13% over the cumulative two year period.

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2005	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2005	/s/ Robert A. Cern
Robert A. Cern
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2005	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)