Form 10-K
period 2005-12-31
CARDINAL FINANCIAL CORP
filed 2006-03-06
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $1.00 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2005: $209,948,494.

The number of shares outstanding of Common Stock, as of February 28, 2006, was 24,364,425.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

This Annual Report of Form 10-K has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

PART I

Item 1.                        Business

Overview

Cardinal Financial Corporation, a financial holding company, was formed in late 1997 as a Virginia corporation, principally in response to opportunities resulting from the consolidation of several Virginia-based banks with regional bank holding companies. In our market area, these bank consolidations had been accompanied by the dissolution of local boards of directors and relocation or termination of management and customer service professionals.

We own Cardinal Bank, a Virginia state-chartered community bank headquartered in Tysons Corner, Virginia. Cardinal Bank has offices in Alexandria, Annandale, Arlington, Clifton, Fairfax, Fredericksburg, Herndon, Leesburg, Manassas, McLean, Purcellville, Reston, Stafford, Sterling, Sterling Park, Tysons Corner, and Woodbridge, Virginia and Washington, D.C. We conduct all of our business through Cardinal Bank (the “Bank”), our principal operating unit, its subsidiary George Mason Mortgage, LLC (“George Mason”), Cardinal Wealth Services, Inc. (“CWS”), and Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”).

Cardinal Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys. We have 22 branch office locations and provide competitive products and services.

George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through nine branches located throughout the metropolitan Washington, D.C. region. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $4.3 billion in 2005, excluding advances on construction loans and including loans purchased from other mortgage banking companies which are owned by local home builders but managed by George Mason, and $3.5 billion in 2004, which includes managed company originations and loans of $1.9 billion originated prior to our acquisition of George Mason.

CWS provides brokerage and investment services through a contract with Raymond James Financial Services, Inc. Under this contract, financial advisors can offer our customers an extensive range of financial products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income and equity securities and equity research and recommendations. CWS’s principal source of revenue is the net commissions it earns on the purchases and sales of investment products by its customers.

Wilson/Bennett provides professional investment management of financial assets with asset preservation as the primary goal. Clients include individuals, pension plans and medium size corporations. Wilson/Bennett utilizes a value oriented investment approach and focuses on large capitalization stocks. Wilson/Bennett earns fees based upon the market value of its clients’ portfolios.

Recent Developments

On June 9, 2005, we acquired Wilson/Bennett for a total consideration of $6.5 million, which consisted of a payment of $1.5 million in cash and the issuance of 611,111 shares of our common stock, which we valued at $4.9 million. We believe that the Wilson/Bennett acquisition furthers our strategies of enhancing fee income, and diversifying our revenue stream and the services we deliver to our customers.

In December 2004, Cardinal Bank converted from a nationally-chartered bank to a state-chartered bank.

Cardinal Bank acquired George Mason for $17.0 million in cash on July 7, 2004. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis. George Mason conducts its business through nine branches located throughout the metropolitan Washington, D.C. region. George Mason has approximately 200 employees and does business in eight states and the District of Columbia. George Mason’s primary sources of revenue include net interest income earned on loans held for sale, gains on sales of loans and management fees related to services provided to other mortgage companies owned by local home builders.

George Mason also provides back-office and operational support for five independent mortgage companies that are generally owned by local home builders.  At the time a rate lock commitment is given to a managed company’s customer, George Mason enters into a best efforts forward sale of the loan. The loan is closed in the name of the managed company and immediately purchased by George Mason at the loan’s forward sale price. George Mason holds the loans which are pending sale for periods of up to sixty days before they are sold to an investor. George Mason’s fees are based upon the managed companies’ pretax operating income.

In July 2004, we formed a wholly-owned subsidiary, Cardinal Statutory Trust I for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”). These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly.

Growth Strategy

We believe that the strong demographic characteristics of our market, the ongoing bank consolidation, and the vibrant economy in the metropolitan Washington, D.C. area, particularly in Northern Virginia, provide a significant opportunity to continue building a successful community-focused banking franchise. We intend to continue to expand our business through internal growth, as well as selective geographic expansion, while maintaining strong asset quality and achieving increasing profitability. The strategy for achieving these objectives includes the following:

Expand our footprint through branch expansion.   We intend to continue to expand our footprint by establishing new branches and potentially acquiring existing branches or other financial institutions in communities that present attractive growth opportunities within Northern Virginia and other markets in the greater Washington, D.C. metropolitan area. During 2005, we opened three branch banking offices, one in Sterling, Virginia in the first quarter of the year, a second in Woodbridge, Virginia in the second quarter and the third in the headquarters of our mortgage banking subsidiary, George Mason, in Fairfax, Virginia in the fourth quarter. We opened a branch banking office in Washington, D.C. in February 2006.

As a result of the recent consolidation of banks in our market, we expect to continue to have opportunities to acquire or lease former branch sites from other financial institutions. As we have done in the past, we may acquire additional sites prior to planned branch openings when we believe the sites are attractive and are available on favorable terms. At the present time, we have a first right of refusal that gives us the option to purchase one branch facility if the financial institution now operating this location chooses to close or move its operations anytime before January 2010. We are also currently in negotiations to purchase or lease additional branch sites located in the greater Washington, D.C. metropolitan area, although there can be no assurance that we will be successful in acquiring any of them. Our current plans, which are subject to change, contemplate that we will add as many as six new branches by the end of 2006. Because the opening of each new branch increases our operating expenses, we intend to stage new branch openings in an effort to minimize the impact of these expenses on our results of operations.

Capitalize on the continued bank consolidation in our market.   We anticipate that recently announced or completed bank mergers will result in further consolidation in our target market and intend to capitalize on the dislocation of customers resulting from this consolidation. We believe this consolidation creates opportunities for us to further expand our branch network, as discussed above, as well as to increase our market share of bank deposits within our target market. As a local banking organization, we believe we can compete effectively by providing a high level of personalized service in a service-oriented and customer-centric branch system.

Although we are not at this time engaged in negotiations with any specific bank acquisition targets, we will continue to explore the possibility of further growth through acquisition in Virginia, the metropolitan Washington, D.C. market, or other areas if we believe that such expansion will strengthen the Company by diversifying its customer base and sources of revenue and be accretive to earnings within a reasonable time frame.

Expand our lending activities.   We have substantially increased our legal lending limit to $19.4 million as of December 31, 2005 as a result of the completion of our secondary common stock offering in May 2005, and earnings retained in the business. The increase in our legal lending limit allows us to further expand our commercial and real estate lending activities. It also improves our ability to serve larger residential homebuilders and allows us to seek business from larger government contractors. Federal government spending in the greater Washington region was approximately $107 billion in 2004, and we believe there are unique growth opportunities in this sector of our regional economy. Our goal is to aggressively grow our loan portfolio while maintaining superior asset quality through conservative underwriting practices. During periods of growth in our loan portfolio, our earnings could be adversely impacted by provisions to our allowance for loan losses as a result of increases in loan balances.

Continue to recruit experienced bankers.   We have been successful in recruiting senior bankers with experience in and knowledge of our market who have been displaced or have grown dissatisfied as a result of the previously mentioned bank consolidation. We intend to continue our efforts to recruit experienced bankers, particularly experienced lenders, who can immediately generate additional loan volume through their existing credit relationships.

Focus on specialized lending services.   We have expanded certain existing product lines, including government contract receivables lending, SBA guaranteed lending, and retail lending. Our commercial relationship managers focus on attracting small and medium sized businesses, including commercial real estate developers, builders and professionals such as physicians, accountants and attorneys. Our goal is to create a diversified, community-focused banking franchise, balanced between retail, commercial and real estate transactions and services.

Offer additional financial products and services.   George Mason has increased our fee income and has allowed us to offer our existing customer base a far greater array of mortgage loan products. In addition, we aggressively market our traditional banking and wealth management products to the George Mason customer base. Our focus at George Mason is to build and maintain relationships with local and national homebuilders in an attempt to reduce reliance on the cyclical refinancing market. Building relationships with larger homebuilders assists us in our efforts to increase our commercial real estate lending activities.

We plan to further develop and expand the investment services we offer through our wealth management subsidiary and the addition of Wilson/Bennett, which has recently begun to offer an attractive cash management product. We believe we have opportunities to cross-sell additional services to both our traditional banking customers and George Mason’s customers. We further believe we will be able to attract new customers by offering a broader array of financial products and services.

Business Segment Operations

In 2003 and for the first six months of 2004, we operated and reported in two business segments, commercial banking and investment services. As of July 7, 2004, we began operating in a third business segment, mortgage banking, with the completion of our acquisition of George Mason. The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products, including demand deposit accounts, savings accounts and certificates of deposit. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis. The investment services segment provides advisory services to businesses and individuals, including financial planning and retirement/estate planning.

For financial information about the reportable segments, see “Business Segment Operations” in Item 7 below and note 18 of the notes to the consolidated financial statements in Item 8 below.

Market Area

We consider our primary target market to be the greater Washington metropolitan area, which includes the District of Columbia, the Northern Virginia counties of Arlington, Fairfax, Fauquier, Loudoun, Prince William, Spotsylvania and Stafford, the Northern Virginia cities of Alexandria, Fairfax, Falls Church, Fredericksburg, and Manassas, and the Maryland counties of Frederick, Montgomery and Prince Georges. We will, however, consider expansion into other areas if we believe such expansion will strengthen the Company by diversifying its customer base and sources of revenue and be accretive to earnings within a reasonable time frame.

In 2005, the population of the greater Washington metropolitan area was approximately 5.8 million people, the fourth largest market in the country. The median annual household income for this area in 2005 was approximately $76,000, the second wealthiest market in the country. Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for December 2005, the unemployment rate for the greater Washington metropolitan area was approximately 2.9%, compared to a national unemployment rate of 5.1%. As of June 30, 2005, total deposits in this area were approximately $131 billion as reported by the Federal Deposit Insurance Corporation (“FDIC”).

Our headquarters is located approximately seven miles west of Washington, D.C. in Fairfax County, Virginia. The 2000 U.S. census data indicates that Fairfax County is the most populous county in Virginia with a population of approximately one million people. In 2005, Fairfax County had a median household income of approximately $100,800. Based on estimates released by the Bureau of Statistics of the U.S. Department of Labor for December 2005, the unemployment rate in Fairfax County was 2.1%.

Competition

The greater Washington region is dominated by branches of large regional or national banks headquartered outside of the region. Our market area is a highly competitive, highly branched, banking market. We compete as a financial intermediary with other commercial banks, savings and loan associations, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, mutual fund groups and other types of financial institutions. George Mason faces significant competition from both traditional financial institutions and other national and local mortgage banking operations.

The competition to acquire deposits and to generate loans, including mortgage banking loans, is intense, and pricing is important. Many of our competitors are larger and have substantially greater resources and lending limits than we do. In addition, many competitors offer more extensive branch and

ATM networks than we currently have. Larger institutions operating in the greater Washington market have access to funding sources at lower costs than are available to us since they have larger and more diverse fund generating capabilities. However, we believe that we have and will continue to be successful in competing in this environment due to an emphasis on a high level of personalized customer service, localized and more responsive decision making, and community involvement.

Of the $131 billion in bank deposits in the greater Washington region at June 30, 2005, approximately 77% were held by banks that are either based outside of the greater Washington region or are operating wholesale banks that generate deposits nationally. In just over seven years, we have grown to the seventh largest financial institution headquartered in the greater Washington region as measured by total deposits. By providing competitive products and more personalized service and being actively involved in our local communities, we believe we can continue to increase our share of this deposit market.

Customers

We believe that the recent and ongoing bank consolidation within Northern Virginia and the greater Washington region provides a significant opportunity to build a successful, locally-oriented banking franchise. We also believe that many of the larger financial institutions in our area do not emphasize the high level of personalized service to small and medium-sized commercial businesses, professionals or individual retail customers that we emphasize.

We expect to continue serving these business and professional markets with experienced commercial relationship managers, and we have increased our retail marketing efforts through the expansion of our branch network and development of additional retail products and services. We expanded our deposit market share through aggressive marketing of our President’s Club and Monster Money Market relationship products and our Totally Free Checking product.

Banking Products and Services

Our principal business is to accept deposits from the public and to make loans and other investments. The principal sources of funds for the bank’s loans and investments are demand, time, savings and other deposits, repayments of existing loans, and borrowings. Our principal source of income is interest collected on loans, investment securities and other investments. Non-interest income, which includes among other things deposit and loan fees and service charges, gains on sales of loans and management fee income, is the next largest component of our revenues. Our principal expenses are interest expense on deposits and borrowings, employee compensation and benefits, occupancy-related expenses, and other overhead expenses.

The principal business of George Mason, the Bank’s mortgage banking subsidiary, is to originate residential loans for sale into the secondary market on a best efforts basis. These loans are closed and serviced by George Mason on an interim basis pending their ultimate sale to a permanent investor. The mortgage subsidiary funds these loans through a line of credit from Cardinal Bank, lines of credit through third party lenders and cash available through its own operations. George Mason’s income on these loans is generated from the fees it charges its customers, the gains it recognizes upon the sales of the loans and the interest income it earns while the loans are being serviced. Costs associated with these loans are primarily comprised of salaries and commissions paid to loan originators and support personnel, interest expense incurred while the loans are held pending sale and other expenses associated with the origination of the loans. In addition, George Mason generates management fee income by providing specific services to other mortgage banking companies owned by local home builders.

George Mason also offers a construction-to-permanent loan program. This program provides variable rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market. These construction-to-permanent loans generate fee income as well as net interest income for George Mason and are classified as loans held for sale.

George Mason’s business is both cyclical and seasonal. The cyclical nature of its business is influenced by, among other things, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy. Historically, George Mason has its lowest levels of quarterly loan closings during the first quarter of the year.

Both Cardinal Bank and George Mason are committed to providing high quality products and services to their customers, and have made a significant investment in their core information technology systems. These systems provide the technology that fully automates the branches, processes bank transactions, mortgage originations, other loans and electronic banking, conducts database and direct response marketing, provides cash management solutions, streamlined reporting and reconciliation support.

With this investment in technology, the bank offers internet-based delivery of products for both individuals and commercial customers. Customers can open accounts, apply for loans, check balances, check account history, transfer funds, pay bills, download account transactions into Quicken™ and Microsoft Money™, and correspond via e-mail with the bank over the internet. The internet provides an inexpensive way for the bank to expand its geographic borders and branch activities while providing services offered by larger banks.

We offer a broad array of products and services to our customers. A description of products and services is set forth below.

Lending

We offer a full range of short to long-term commercial, real estate and consumer lending products and services, which are described in further detail below. We have established target percentage goals for each type of loan to insure adequate diversification of our loan portfolio. These goals, however, may change from time to time as a result of competition, market conditions, employee expertise, and other factors. Commercial and industrial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 10%, 39%, 18%, 21%, 11% and 1%, respectively of our loan portfolio at December 31, 2005. At December 31, 2005, approximately 1% of our total loan portfolio is unsecured.

Commercial and Industrial Loans.   We make commercial loans to qualified businesses in our market area. Our commercial lending portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. Our government contract lending group provides secured lending to government contracting firms and businesses based primarily on receivables from the federal government. We also offer Small Business Administration (SBA) guaranteed loans and asset-based lending arrangements to our customers. We are certified as a preferred lender by the SBA, which provides us with much more flexibility in approving loans guaranteed under the SBA’s various loan guaranty programs.

Commercial and industrial loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. Residential mortgage loans generally are made on the basis of the borrower’s ability to repay the loan from his or her salary and other income and are secured by residential real estate, the value of which generally is readily ascertainable. In contrast, commercial loans typically are made on the basis of the borrower’s ability to repay the loan from the cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory, the values of which may decline over time and generally cannot be appraised with as much precision as residential real estate. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent upon the commercial success of the business itself.

To manage these risks, our policy is to secure the commercial loans we make with both the assets of the business, which are subject to the risks described above, and other additional collateral and guarantees that may be available. In addition, we actively monitor certain attributes of the borrower and the credit facility, including advance rate, cash flow, collateral value and other credit factors that we consider appropriate.

Commercial Mortgage Loans.   We originate commercial mortgage loans. These loans are primarily secured by various types of commercial real estate, including office, retail, warehouse, industrial and other non-residential types of properties and are made to the owners and/or occupiers of such property. These loans generally have maturities ranging from one to ten years.

Commercial mortgage lending entails significant additional risk compared with traditional residential mortgage lending. Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of a business or real estate project and thus may be subject, to a greater extent than is the case with residential mortgage loans, to adverse conditions in the commercial real estate market or in the general economy. Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements with respect to these loans. In the loan underwriting process, we also carefully consider the location of the property that will be collateral for the loan.

Loan-to-value ratios for commercial mortgage loans generally do not exceed 80%. We permit loan-to-value ratios of up to 80% if the borrower has appropriate liquidity, net worth and cash flow.

Residential Mortgage Loans.   Residential mortgage loans are originated by both Cardinal Bank and George Mason. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by the residences of borrowers. Second mortgage and home equity lines of credit are used for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates, with maturities ranging from three months to thirty years.

Residential mortgage loans generally are made on the basis of the borrower’s ability to repay the loan from his or her salary and other income and are secured by residential real estate, the value of which is generally readily ascertainable. These loans are made consistent with our appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Residential mortgage loans and home equity lines of credit secured by owner-occupied property generally are made with a loan-to-value ratio of up to 80%. Loan-to-value ratios of up to 95% may be allowed on residential owner-occupied property if the borrower exhibits unusually strong creditworthiness. We do not make residential loans which, at the time of inception, have loan-to-value ratios in excess of 95%.

Construction Loans.   Our construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects. Construction lending entails significant additional risks compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks since funds are advanced while the property is under construction, which property has uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To reduce the risks associated with construction lending, we limit loan-to-value ratios for owner occupied residential or commercial properties to 80%, and for investor-owned residential or commercial properties to 75% of when-completed appraised values. We expect that these loan-to-value ratios will provide sufficient protection against fluctuations in the real estate market to limit the risk of loss. Maturities for construction loans generally range from 12 to 24 months for residential, non-residential and multi-family properties.

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

Our policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful credit and financial analysis of the borrower. In evaluating consumer loans, we require our lending officers to review the borrower’s level and stability of income, past credit history, amount of debt currently outstanding and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, we require our banking officers to maintain an appropriate differential between the loan amount and collateral value.

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

Deposits

We offer a broad range of interest-bearing and non-interest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The primary sources of deposits are small and medium-sized businesses and individuals within our target market. Senior management has the authority to set rates within specified parameters in order to remain competitive with other financial institutions in our market area. All deposits are insured by the Federal Deposit Insurance Corporation up to the maximum amount permitted by law. We have a service charge fee schedule, which is generally competitive with other financial institutions in our market, covering such matters as maintenance fees and per item processing fees on checking accounts, returned check charges and other similar fees.

Courier Services

We offer courier services to our business customers. Courier services permit us to provide the convenience and personalized service that our customers require by scheduling pick-ups of deposits and other banking transactions.

Telephone and Internet Banking

We believe that there is a strong demand within our market for telephone banking and internet banking. These services allow both commercial and retail customers to access detailed account information and execute a wide variety of the banking transactions, including balance transfers and bill payment. We believe that these services are particularly attractive to our customers, as it enables them at any time to conduct their banking business and monitor their accounts. Telephone and internet banking assist us in attracting and retaining customers and encourages our existing customers to consider Cardinal for all of their banking and financial needs.

Automatic Teller Machines

We have an ATM at each of our branch offices and we make other financial institutions’ ATMs available to our customers.

Other Products and Services

We offer other banking-related specialized products and services to our customers, such as travelers’ checks, coin counters, wire services, and safe deposit box services. We issue letters of credit and standby letters of credit for some of our commercial customers, most of which are related to real estate construction loans. We have not engaged in any securitizations of loans.

Credit Policies

Our chief credit officer and senior lending officers are primarily responsible for maintaining both a quality loan portfolio and a strong credit culture throughout the organization. The chief credit officer is responsible for developing and updating our credit policies and procedures, which are approved by the board of directors. Senior lending officers may make exceptions to these credit policies and procedures as appropriate, but any such exception must be documented and made for sound business reasons, and, if the loan is in excess of the officer’s lending limit, be approved by the chief credit officer.

Credit quality is controlled by the chief credit officer through compliance with our credit policies and procedures. Our risk-decision process is actively managed in a disciplined fashion to maintain an acceptable risk profile characterized by soundness, diversity, quality, prudence, balance and accountability. Our credit approval process consists of specific authorities granted to the lending officers and combinations of lending officers. Loans exceeding a particular lending officer’s level of authority, or the combined limit of several officers, are reviewed and considered for approval by an officers’ loan committee and, when above a specified amount, by a committee of the bank’s board of directors. Generally, loans of $500,000 or more require committee approval. Our policy allows exceptions for very specific conditions, such as loans secured by deposits at our bank. The chief credit officer works closely with each lending officer at the bank level to ensure that the business being solicited is of the quality and structure that fits our desired risk profile.

Under our credit policies, we monitor our concentration of credit risk. We have established credit concentration guideline limits for any individual or entity, any group of borrowers related as to the source of repayment, or any specific industry. Furthermore, the bank has established limits on the total amount of the bank’s outstanding loans to one borrower, all of which are set below legal lending limits.

Loans closed by George Mason are underwritten in accordance with guidelines established by the various secondary market investors to which George Mason sells its loans. George Mason may originate non-traditional loans, such as negative amortization loans, for these investors.

Brokerage and Asset Management Services

CWS provides brokerage and investment services through an arrangement with Raymond James Financial Services, Inc. Under this arrangement, financial advisors can offer our customers an extensive range of investment products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income and equity securities and equity research and recommendations. With the addition of Wilson/Bennett in June 2005, we also offer asset management services to customers using a value-oriented approach that focuses on large capitalization stocks.

Employees

At December 31, 2005, we had 406 full-time equivalent employees. None of our employees are represented by any collective bargaining unit. We believe our relations with our employees are good.

Government Supervision and Regulation

General

As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare and pay to us. Our bank subsidiary is also subject to various consumer and compliance laws. As a state-chartered bank, the Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission. Our bank subsidiary also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation. As part of our bank subsidiary, George Mason is subject to the same regulations as the Bank.

The following description summarizes the more significant federal and state laws applicable to us. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

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

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.”  As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities, such as insurance underwriting and securities underwriting and distribution. In addition, financial holding companies may also acquire or engage in certain activities in which bank holding companies are not permitted to engage in, such as travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. We became a financial holding company in 2004.

Payment of Dividends

We are a legal entity separate and distinct from Cardinal Bank, CWS, Wilson/Bennett, and Cardinal Statutory Trust I. Virtually all of our cash revenues will result from dividends paid to us by our bank subsidiary and interest earned on short term investments. Our bank subsidiary is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings. Additionally, our bank subsidiary may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the FDIC. Our bank subsidiary may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations.

The FDIC and the state have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state and the FDIC have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Regulators have indicated that financial holding companies should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of our bank subsidiary are insured by the FDIC up to the limits set forth under applicable law. The deposits of our bank subsidiary are subject to the deposit insurance assessments of the Bank Insurance Fund, or “BIF”, of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. For example, depository institutions insured by the BIF that are “well capitalized” and that present few or no supervisory concerns are required to pay only the statutory minimum annual assessment of $2,000 for deposit insurance, while all other banks are required to pay premiums ranging from 0.03% to 0.27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the FDIC insurance fund in relation to total deposits in FDIC insured banks. The FDIC has authority to impose special assessments.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the BIF. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. We are unaware of any existing circumstances that could result in termination of any of our bank subsidiary’s deposit insurance.

Capital Requirements

Each of the FDIC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

•       Total Risk-Based Capital ratio, which is the total of Tier 1 Risk-Based Capital (which includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments)  and Tier 2 Capital (which includes preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets and other adjustments) as a percentage of total risk-weighted assets

•       Tier 1 Risk-Based Capital ratio (Tier 1 capital divided by total risk-weighted assets), and

•       the Leverage ratio (Tier 1 capital divided by adjusted average total assets)

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

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered “well-capitalized” at December 31, 2005 and, in addition, our bank subsidiary maintains sufficient capital to remain in compliance with capital requirements and is considered “well-capitalized” at December 31, 2005.

Other Safety and Soundness Regulations

There are significant obligations and restrictions imposed on financial holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any financial holding company or bank which violates the law, engages in an unsafe or unsound banking practice, or which is about to engage in an unsafe or unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil monetary penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain actions be undertaken. Under the policies of the Federal Reserve Board, we are required to serve as a source of financial strength to our subsidiary depository institution and to commit resources to support the bank in circumstances where we might not do so otherwise.

The Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act of 2001 also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review U.S. government-maintained lists of individuals and entities that are prohibited from opening accounts at financial institutions.

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against deposits held by federally insured banks. The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of our bank subsidiary, its subsidiary, or any of our other subsidiaries.

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts and demand deposit accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements. For net transaction accounts in 2006, the first $7.8 million of balances will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction account balances over $7.8 million to and including $48.3 million. A 10% reserve ratio will be applied to amounts in net transaction account balances in excess of $48.3 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of our interest-earning assets.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same as, or at least as favorable to those that, the bank has provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Section 23B applies to “covered transactions” as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same as, or at least favorable to those that, the bank has provided to non-affiliates.

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

Community Reinvestment Act

Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a financial holding company or its depository institution subsidiaries.

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A financial holding company or any of its subsidiaries will not be permitted to engage in new activities authorized under the GLBA if any bank subsidiary received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

Consumer Laws Regarding Fair Lending

In addition to the Community Reinvestment Act described above, other federal and state laws regulate various lending and consumer aspects of our business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers may experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums of money, short of a full trial.

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

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

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

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in areas identified under the law. Under the law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

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

The GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer credit reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are stricter than those contained in the act.

Future Regulatory Uncertainty

Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal and state regulation of financial institutions may change in the future and, as a result, impact our operations. Although Congress and the state legislature in recent years have sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Additional Information

We file with or furnish to the Securities and Exchange Commission (“SEC”) annual, quarterly and current reports, proxy statements, and various other documents under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any materials that we file with or furnish to the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including us, that file or furnish documents electronically with the SEC.

We also make available free of charge on or through our internet website (www.cardinalbank.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports as filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Item 1A.                Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors applicable to us are the following:

Our mortgage banking revenue is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market or higher interest rates and may adversely impact our profits.

Our mortgage banking segment is a significant portion of our consolidated business and maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors. Loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect our mortgage originations and, consequently, reduce our income from mortgage banking activities. As a result, these conditions may adversely affect our net income.

We have goodwill and other intangibles that may become impaired, and thus result in a charge against earnings.

At December 31, 2005, we had $12.9 million and $3.6 million of goodwill related to the George Mason and Wilson/Bennett acquisitions, respectively. In addition, we have identified and recorded other intangible assets, such as customer relationships and employment agreements, as of the acquisition dates of both George Mason and Wilson/Bennett. The carrying amounts of these intangibles at December 31, 2005 was $1.5 million at George Mason and $2.4 million at Wilson/Bennett. Goodwill and other intangibles are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred.

As noted above, our mortgage banking segment is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market and higher interest rates. In addition to directly impacting our revenues and net income, these conditions, if sustained, may result in an impairment charge related to the goodwill and other intangibles at George Mason if we determine the carrying value of the goodwill and other intangible assets is greater than their fair value.

When we acquired Wilson/Bennett, it had approximately $225.0 million of assets under management. As of December 31, 2005, assets under management were approximately $169.0 million. While we anticipated an initial decline in assets under management at the time of the acquisition, significant further declines of the assets managed by Wilson/Bennett may result in an impairment condition, which would require an impairment charge if we determine the carrying value of the goodwill and other intangible assets is greater than their fair value.

We may be adversely affected by economic conditions in our market area.

We are headquartered in Northern Virginia, and our market is the greater Washington, D.C. metropolitan area. Because our lending and deposit-gathering activities are concentrated in this market, we will be affected by the general economic conditions in the greater Washington area, which may, among other factors, be impacted by the level of federal government spending. Changes in the economy, and government spending in particular, may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors which are beyond our control would impact these local economic conditions and the demand for banking products and services generally, and could negatively affect our financial condition and performance.

We have operated at a cumulative loss since our inception.

We have operated at a cumulative loss since our organization in 1997. While we reported net income in each of the three years ended December 31, 2005, we cannot assure you that we will be able to continue to operate profitably as we continue to grow.

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

•       attract deposits to those locations and cross-sell new and existing depositors additional products and services; and

•       identify attractive loan and investment opportunities.

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand. Our ability to successfully manage our growth will also depend upon our ability to maintain capital levels sufficient to support this growth, maintain effective cost controls and adequate asset quality such that earnings are not adversely impacted to a material degree.

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

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our Chairman and Chief Executive Officer, Bernard H. Clineburg, and our other executive and senior lending officers. We have entered into employment agreements with Mr. Clineburg and three other executive officers. The existence of such agreements, however, does not necessarily assure us that we will be able to continue to retain their services. The unexpected loss of Mr. Clineburg or other key employees could have a significant adverse effect on our business and possibly result in reduced revenues and earnings. We do not maintain key man life insurance policies on any of our corporate executives.

The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships, as well as develop new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. While we have been recently successful in acquiring what we consider to be talented banking professionals, the market for talented people is competitive and we may not continue to be successful in attracting, hiring, motivating or retaining experienced banking professionals.

We may incur losses if we are unable to successfully manage interest rate risk.

Our future profitability will substantially depend upon our ability to maintain or increase the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. Changes in interest rates will affect our operating performance and financial condition. Being asset sensitive as of December 31, 2005, the Bank’s net interest income should improve in a rising rate environment while net interest income should fall if rates decline. The shape of the yield curve can also impact net interest income. Changing rates will impact how fast our mortgage loans and mortgage-backed securities will have the principal repaid. Rate changes can also impact the behavior of our depositors, especially depositors in non-maturity deposits such as demand, interest checking, savings and money market accounts. While we attempt to minimize our exposure to interest rate risk, we are unable to eliminate it as it is an inherent part of our business. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and industry-specific conditions and economic conditions generally.

Our concentration in loans secured by real estate may increase our future credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Approximately 93% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers’ ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures is inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and analysis of the loan portfolio, management determines the adequacy of the allowance for loan losses by considering such factors as general and industry-specific market conditions, credit quality of the loan portfolio, the collateral supporting the loans and financial performance of our loan customers relative to their financial obligations to us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and actual losses may exceed our current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. Our net loan losses since the inception of the Company are approximately $250,000. As a result, estimating loan loss allowances is more difficult than with seasoned portfolios, and may be more susceptible to changes in estimates and to losses exceeding estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or assert that our loan loss allowance will be adequate in the future. Future loan losses that are greater than current estimates could have a material impact on our future financial performance.

Banking regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize additional loan charge-offs, based on credit judgments different than those of our management. Any increase in the amount of our allowance or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

Our future success is dependent on our ability to compete effectively in the highly competitive banking and financial services industry.

We face vigorous competition from other commercial banks, savings and loan associations, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other types of financial institutions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. Many of our nonbank competitors are not subject to the same extensive regulations that govern us. As a result, these nonbank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Our profitability and the value of any equity investment in us may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking and other legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are generally intended to protect depositors and not our shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably, and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Many of these regulations increase our costs and thus place other financial institutions that may not be subject to similar regulation in stronger, more favorable competitive positions.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock.

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the generation of additional deposits at existing and new branch locations, as well as expanded loan and other investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain desired capital levels. Our ability to raise capital through the sale of additional equity securities or the placement of financial instruments that qualify as regulatory capital will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

We have extended off-balance sheet commitments to borrowers, which could expose us to credit and interest rate risk.

We enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of our customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and guarantees that would impact our liquidity and capital resources to the extent customers accept or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and guarantees written is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Cardinal Bank, excluding its George Mason subsidiary, conducts its business from 22 branch offices. Eight of these facilities are owned and 14 are leased. Leased branch banking facilities range in size from 1,000 square feet to 11,182 square feet. Our leases on these facilities expire at various dates through 2014, but all our leases have renewal options. Fourteen of our branch banking locations have drive-up banking capabilities and all have ATMs.

Cardinal Wealth Services, Inc. conducts its business from three of Cardinal Bank’s branch facilities.

George Mason conducts its business from nine leased facilities which range in size from 1,428 square feet to 22,056 square feet. The leases have various expiration dates through 2010 and generally do not have renewal options.

Wilson/Bennett conducts its business from office space leased in Alexandria, Virginia. Its lease expires July 15, 2006 and has a rolling six month renewal option.

Our headquarters facility in Tysons Corner, Virginia comprises 40,000 square feet of leased office space. This lease expires in January 2010 but has renewal options. In addition to housing various administrative functions—including accounting, data processing, compliance, treasury, marketing, deposit and loan operations—our commercial and industrial and commercial real estate lending functions and various other departments are located there.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3.                        Legal Proceedings

We are not a party to any material legal proceeding.

In the ordinary course of our operations, we, from time to time,  become party to various legal proceedings. See Note 24 of the Notes to the consolidated financial statements in Item 8 below for a discussion of certain immaterial legal proceedings that are outside the ordinary course of business.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed for quotation on the Nasdaq National Market under the symbol “CFNL.”  As of December 31, 2005, our common stock was held by 680 shareholders of record. In addition, we estimate that there were 4,800 beneficial owners of our common stock who own their shares through brokers or banks.

The high and low sale prices per share for our common stock for each quarter of 2005 and 2004 as reported on the Nasdaq National Market were as follows:

Periods Ended	High	Low
2005
First Quarter	$11.45	$9.01
Second Quarter	9.50	7.75
Third Quarter	10.60	8.81
Fourth Quarter	11.79	8.94
2004
First Quarter	$9.80	$8.15
Second Quarter	9.92	8.49
Third Quarter	9.64	8.40
Fourth Quarter	11.42	9.21

We declared our first cash dividend of $0.01 per share on October 19, 2005 to the shareholders of record of our common stock on October 31, 2005. These dividends were paid on November 15, 2005. We declared a second cash dividend of $0.01 per share on January 18, 2006 to the shareholders of record of our common stock on January 31, 2006. These dividends were paid on February 15, 2006.

The board of directors intends to follow a policy of retaining any earnings necessary to operate our business in accordance with all regulatory policies while maximizing the long-term return for the Company’s investors. Our future dividend policy is subject to the discretion of the board of directors and future dividend payments will depend upon a number of factors, including future earnings, alternative investment opportunities, financial condition, cash requirements, and general business conditions.

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

We did not repurchase any of our securities during 2005.

Item 6.                        Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
Income Statement Data:	2005	2004	2003	2002	2001
Interest income	$67,374	$40,522	$24,602	$20,242	$16,577
Interest expense	29,891	15,969	9,429	9,586	7,500
Net interest income	37,483	24,553	15,173	10,656	9,077
Provision for loan losses	2,456	1,626	1,001	444	1,202
Net interest income after provision for loan losses	35,027	22,927	14,172	10,212	7,875
Non-interest income	24,669	9,409	3,829	2,864	3,157
Non-interest expense	44,653	27,154	15,355	13,605	23,756
Net income (loss) before income taxes	15,043	5,182	2,646	(529)	(12,724)
Provision (benefit) for income taxes	5,167	1,713	(3,508)	—	—
Net income (loss)	9,876	3,469	6,154	(529)	(12,724)
Dividends to preferred shareholders	—	—	495	495	503
Net income (loss) to common shareholders	$9,876	$3,469	$5,659	$(1,024)	$(13,227)
Balance Sheet Data:
Total assets	$1,452,287	$1,211,576	$636,248	$486,323	$279,584
Loans receivable, net of fees	705,644	489,896	336,002	249,106	200,911
Allowance for loan losses	8,301	5,878	4,344	3,372	3,104
Loans held for sale	361,668	365,454	—	—	—
Total investment securities	294,224	289,507	273,614	163,665	34,147
Total deposits	1,069,872	824,210	474,129	423,479	246,024
Other borrowed funds	155,421	201,085	74,457	2,000	9,824
Total shareholders' equity	147,879	95,105	85,412	40,712	20,624
Preferred shares outstanding	—	—	1,364	1,365	1,365
Common shares outstanding	24,363	18,463	16,377	10,044	4,294
Per Common Share Data:
Basic net income (loss)	$0.45	$0.19	$0.55	$(0.13)	$(3.11)
Fully diluted net income (loss)	0.44	0.19	0.54	(0.13)	(3.11)
Book value	6.07	5.15	4.80	3.37	3.21
Tangible book value	5.23	4.36	4.80	3.31	3.06
Performance Ratios:
Return on average assets	0.74%	0.37%	1.18%	(0.14)%	(5.24)%
Return on average equity	7.67	3.69	13.84	(1.61)	(39.14)
Net interest margin(1)	2.92	2.72	3.00	2.92	4.17
Efficiency ratio(2)	71.84	79.95	80.81	100.63	194.18
Non-interest income to average assets	1.85	1.00	0.73	0.74	1.30
Non-interest expense to average assets	3.35	2.90	2.94	3.50	9.79
Loans receivable, net of fees to total deposits	65.96	59.44	70.87	58.82	81.66
Asset Quality Ratios:
Net charge-offs to average loans receivable, net of fees	0.01%	0.02%	0.01%	0.05%	—%
Non-performing loans to loans receivable, net of fees	0.03	0.11	0.12	0.39	0.46
Non-performing loans to total assets	0.01	0.05	0.06	0.20	0.33
Allowance for loan losses to nonperforming loans	3,879.00	1,074.60	1,102.54	345.49	334.84
Allowance for loan losses to loan receivable, net of fees	1.18	1.20	1.29	1.35	1.54
Capital Ratios:
Tier 1 risk-based capital	14.83%	12.65%	19.66%	12.25%	9.04%
Total risk-based capital	15.65	13.40	20.66	13.35	10.42
Leverage capital ratio	10.71	8.83	15.45	8.97	8.57
Other:
Average shareholders' equity to average total assets	9.66%	10.05%	7.84%	8.45%	13.39%
Average loans receivable, net of fees to average total deposits	60.34	59.97	63.02	59.36	91.69
Average common shares outstanding:
Basic	22,104	18,448	10,218	7,949	4,258
Diluted	22,454	18,705	11,468	7,949	4,258

(1)             Net interest margin is calculated as net interest income divided by total average earning assets.

(2)             Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following presents management’s discussion and analysis of our consolidated financial condition at December 31, 2005 and 2004 and the results of our operations for the years ended December 31, 2005, 2004 and 2003. The discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

Caution About Forward-Looking Statements

We make certain forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements.

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

•       other factors discussed in “Risk Factors” in Item 1A above.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Overview

We are a locally managed financial holding company headquartered in Tysons Corner, Virginia, committed to providing superior customer service, a diversified mix of financial products and services, and convenient banking to our retail and business consumers. We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank, Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary, and Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an Alexandria, Virginia-based asset management firm acquired in June 2005. Through these three subsidiaries and George Mason Mortgage, LLC (“George Mason”), a mortgage banking subsidiary of the Bank, we offer a wide range of traditional banking products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys. We have twenty-two branch office locations, nine mortgage banking office locations and provide competitive products and services. We complement our core banking operations by offering a full range of investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc. and asset management services through Wilson/Bennett.

On June 9, 2005, we acquired Wilson/Bennett for a total consideration of $6.5 million, which consisted of a payment of $1.5 million in cash and the issuance of 611,111 shares of our common stock, which we valued at $4.9 million. This transaction was accounted for as a purchase and Wilson/Bennett’s assets and liabilities were recorded at fair value as of the purchase date. This transaction resulted in the recognition of $3.6 million of goodwill and $2.6 million of other intangible assets. We believe that the Wilson/Bennett acquisition furthers our strategies of enhancing fee income and diversifying our revenue stream and the services we deliver to our customers. Wilson/Bennett uses a value-oriented approach that focuses on large capitalization stocks. Wilson/Bennett’s primary source of revenue is management fees earned on the assets it manages for its customers. These management fees are generally based upon the market value of assets under management and, accordingly, revenues from Wilson/Bennett will, assuming a consistent base, be more when appropriate indices, such as the S&P 500, are higher and lower when such indices are depressed.

When we acquired Wilson/Bennett, it had approximately $225.0 million of assets under management. At December 31, 2005, assets under management by Wilson/Bennett were approximately $169.0 million. While we anticipated an initial decline in the assets under management at the time of the acquisition, significant further declines in the assets managed by Wilson/Bennett may result in an impairment condition, which would require an impairment charge if we determine the carrying value of the goodwill and other intangible assets is greater than their fair value.

On July 7, 2004, we acquired George Mason in a cash transaction for $17.0 million. This transaction resulted in the recognition of $12.9 million of goodwill and $1.7 million of amortizable intangible assets. This transaction was accounted for as a purchase, and George Mason’s assets and liabilities were recorded at fair value as of the purchase date, and its operating results are included in our consolidated results since the date of the acquisition. George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through nine branches located throughout the metropolitan Washington, D.C. region. George Mason has approximately 200 employees and does business in eight states, primarily Virginia, Maryland, and the District of Columbia. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $4.3 billion of loans in 2005, excluding advances on construction loans and including loans purchased from other mortgage banking companies which are owned by local home builders but managed by George Mason and $3.5 billion of loans in 2004, which includes managed company originations and loans originated of $1.9 billion prior to our acquisition of George Mason. George Mason’s primary sources of revenue include net interest income earned on loans held for sale, gains on sales of loans and contractual management fees earned relating to services provided to other mortgage companies owned by local home builders. Loans are made pursuant to purchase commitments and are sold servicing released.

George Mason also offers a construction-to-permanent loan program. This program provides variable rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market. These construction-to-permanent loans generate fee income as well as net interest income for George Mason and are classified as loans held for sale.

George Mason’s business is both cyclical and seasonal. The cyclical nature of its business is influenced by, among other factors, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy. Historically, George Mason has its lowest levels of quarterly loan closings during the first quarter of the year.

In July 2004, we formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”). These trust preferred securities are due in 2034 and pay interest at a rate equal to LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. These securities are redeemable at a premium through March 2008 and at par thereafter. The interest rate on this debt was 6.89% at December 31, 2005. We have guaranteed payment of these securities. The $20.6 million payable by us to Cardinal Statutory Trust I is included in other borrowed funds in the consolidated statements of condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as we are not the primary beneficiary of this entity. We utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

Net interest income is our primary source of revenue. We define revenue as net interest income plus non-interest income. As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely.  In addition to management of interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, non-interest income is an increasingly important source of revenue for us and includes, among other things, service charges on deposits and loans, investment fee income and gains and losses on sales of investment securities available-for-sale, gains on sales of loans and management fee income. Our acquisition of George Mason in July 2004 has resulted in non-interest income becoming a larger component of our total revenues, and the acquisition of Wilson/Bennett in June 2005 has further contributed to this trend.

Net interest income and non-interest income represented the following percentages of total revenue for the three years ended December 31, 2005:

	Net Interest Income	Non-Interest Income
2005	60.3%	39.7%
2004	72.3%	27.7%
2003	79.8%	20.2%

Non-interest income is a larger percentage of our total revenue in 2005 than 2004 primarily because we owned George Mason for a full year in 2005 compared to approximately a half year in 2004.

Our business strategy is to grow through geographic expansion, while maintaining strong asset quality and achieving increased profitability. We completed a secondary common stock offering that raised $39.8 million in capital during the second quarter of 2005. This capital is being used to support our continuing expansion and balance sheet growth. As a result of this increased capital and retained earnings, we increased our legal lending limit to $19.4 million as of December 31, 2005, which allows us to expand our commercial and real estate loan portfolios.

Financial Developments

The year ended December 31, 2003 was our first full year of profitability. We had net income available to common shareholders of $5.7 million, or $0.54 per diluted common share in 2003, primarily as a result of an income tax benefit of $3.5 million attributable to the recognition of deferred tax assets relating to cumulative losses since our inception, as we determined that it was more likely than not that these assets would be realized. The pretax profit to common shareholders in 2003 was $2.6 million.

The year ended December 31, 2004 was our second year of profitability. For that year, net income was $3.5 million. George Mason was included in our operating results since July 7, 2004 and contributed approximately $1.4 million to consolidated net income during 2004. The decrease in net income from the prior year was the result of the previously described tax benefit being recognized in 2003. Total assets increased by $575.3 million in 2004, from $636.2 million at December 31, 2003, to $1.21 billion at December 31, 2004. Total loans receivable, net of deferred fees and costs, increased to $489.9 million at December 31, 2004, compared to $336.0 million at December 31, 2003, an increase of $153.9 million. Total deposits increased by $350.1 million in 2004, from $474.1 million at December 31, 2003, to $824.2 million at December 31, 2004.

The year ended December 31, 2005 was our third consecutive year of profitability. For the year, we reported net income of $9.9 million. George Mason was included in our operating results for the full year and contributed $6.7 million to consolidated net income during 2005. Wilson/Bennett is included in our operating results since June 9, 2005, the date of its acquisition, and contributed $107,000 of pretax income. Total assets increased by $240.7 million in 2005, from $1.21 billion at December 31, 2004, to $1.45 billion at December 31, 2005. Total loans receivable, net of deferred fees and costs, increased to $705.6 million at December 31, 2005, compared to $489.9 million at December 31, 2004, an increase of $215.7 million. Total deposits increased by $245.7 million in 2005, from $824.2 million at December 31, 2004, to $1.07 billion at December 31, 2005.

Critical Accounting Policies

General

U.S. generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such judgments, assumptions and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from those estimates.

The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, accounting for economic hedging activities, and the valuation allowance for deferred tax assets.

Accounting for Business Combinations

We account for acquisitions of other businesses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. This statement mandates the use of purchase accounting and, accordingly, assets and liabilities, including previously unrecorded assets and liabilities, are recorded at fair values as of the acquisition date. We utilize a variety of valuation methods to estimate fair value of acquired assets and liabilities. These methodologies are often based upon assumptions and estimates which may change at a future date and require that the carrying amount of assets and liabilities acquired be adjusted. To reduce the possibility of future adjustments, we have utilized independent consultants to identify and value identifiable purchased intangibles. The difference between the fair value of assets acquired and the liabilities assumed is recorded as goodwill. Goodwill and any other intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill will not be amortized but will be tested on at least an annual basis for impairment.

To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all its assets and liabilities. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized.

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrowers. Unusual and infrequently occurring events, such as hurricanes and other weather-related disasters, may impact our assessment of possible credit losses. As a part of our analysis, we use comparative peer group data and qualitative factors, such as levels of and trends in delinquencies and non-accrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support our estimates.

For purposes of our analysis, we categorize our loans into one of five categories:  commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer loans. In the absence of meaningful historical loss factors, peer group loss factors are applied and are adjusted by the qualitative factors mentioned above. The indicated loss factors resulting from this analysis are applied to each of the five categories of loans. In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. Since we have limited historical data on which to base loss factors for classified loans, we apply, in accordance with regulatory guidelines, a 5% loss factor to all loans classified as special mention, a 15% loss factor to all loans classified as substandard and a 50% loss factor to all loans classified as doubtful. Loans classified as loss loans are fully reserved or charged off.

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are adequate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment. Additional provisions for such losses, if necessary, would be recorded in the commercial banking or mortgage banking segment, as appropriate, and would negatively impact earnings.

Derivative Instruments and Hedging Activities

We account for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the statement of condition at their fair values.

In the normal course of business, we enter into contractual commitments, including rate lock commitments, to finance residential mortgage loans. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by us. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to residential mortgage loans intended to be sold are considered derivatives.

To mitigate the effect of interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into best efforts delivery forward loan sales contracts. During the rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges under SFAS No. 133, as amended. Changes in the fair values of loan commitments and changes in the fair values of forward sales contracts generally move in opposite directions and the net impact of the changes of these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and we record a loan held for sale and continue to be obligated under the same forward loan sales contract. Loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Prior to October 1, 2005, the changes in value of the forward loan sales contracts from the date the loan closed to the date it was sold to an investor were marked to market through earnings.

On October 1, 2005, we began designating our forward sales contracts as hedges to mitigate the variability in cash flow to be received from the sale of mortgage loans. We contemporaneously document the hedging relationship including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness. We designate each forward loan sale agreement as a cash flow hedge of a specific loan held for sale. For derivatives designated as cash flow hedges, the fair value adjustments are recorded as a component of other comprehensive income except for the ineffective portion which is recorded through the income statement.

We discontinue hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in anticipated cash flows of the loans held for sale.

In situations in which hedge accounting is discontinued, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is probable an anticipated loan sale will not occur, we recognize immediately in earnings any gains and losses that were accumulated in other comprehensive income.

Valuation of Deferred Tax Assets

We record a provision for income tax expense based on the amounts of current taxes payable or refundable and the change in net deferred tax assets or liabilities during the year. Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance. The amount of any valuation allowance established is based upon an estimate of the deferred tax asset that is more likely than not to be recovered.  Increases or decreases in the valuation allowance result in increases or decreases to the provision for income taxes.

New Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payments:  an Amendment of FASB Statements 123 and 95 (“FAS 123R”). This statement requires that companies recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. It is required to be applied by us beginning January 1, 2006. This statement requires that stock awards be classified as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. We will adopt FAS 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006 for which the requisite service has not been rendered. We estimate that this new standard will result in an increase in pretax expense of approximately $200,000 in 2006 based on current stock options outstanding. Additional expense would be recorded for any future stock option grants.

On October 19, 2005, our board of directors authorized that any existing outstanding options that were or became “underwater” (i.e., their per share exercise price is greater than the market price) before December 31, 2005 be amended to become fully vested. This modification resulted in the immediate vesting of 54,000 stock options which were held by our employees. The options that vested had exercise prices ranging from $9.58 to $11.15. On October 19, 2005, the market value of our common stock was $9.81. This modification did not result in the recognition of expense in 2005 because the options had no intrinsic value at the grant date or on the date of modification. Vesting of these options was accelerated to eliminate the need to recognize the remaining fair value compensation expense associated with these options following the adoption of SFAS No. 123R. The amount of compensation expense related to these options that would have been recognized in the financial statements after our implementation of SFAS No. 123R, assuming no forfeitures, was $127,000.

Financial Overview

2005 Compared to 2004

At December 31, 2005, total assets were $1.45 billion, an increase of 19.9%, or $240.7 million, from $1.21 billion at December 31, 2004. Total loans receivable, net of deferred fees and costs, increased 44.0%, or $215.7 million, to $705.6 million at December 31, 2005, from $489.9 million at December 31, 2004. Total investment securities increased by $4.7 million, or 1.6%, to $294.2 million at December 31, 2005, from $289.5 million at December 31, 2004. Total deposits increased 29.8%, or $245.8 million, to $1.07 billion at December 31, 2005, from $824.2 million at December 31, 2004. Other borrowed funds, which primarily include repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, decreased $45.7 million to $155.4 million at December 31, 2005, from $201.1 million at December 31, 2004.

Shareholders’ equity at December 31, 2005 was $147.9 million, an increase of $52.8 million from $95.1 million at December 31, 2004. The increase in shareholders’ equity was primarily attributable to $39.8 million of additional equity raised during our 2005 common stock offering and net income of $9.9 million. Total shareholders’ equity to total assets at December 31, 2005 and 2004 was 10.2% and 7.9%, respectively. Book value per share at December 31, 2005 and 2004 was $6.07 and $5.15, respectively. Total risk-based capital to risk-weighted assets was 15.65% at December 31, 2005 compared to 13.40% at December 31, 2004. Accordingly, the Company was considered “well capitalized” for regulatory purposes at December 31, 2005. Risk-based capital to risk-weighted assets increased from 2004 to 2005 primarily as a result of the additional capital raised during our 2005 common stock offering.

We recorded net income of $9.9 million, or $0.44 per diluted common share, for the year ended December 31, 2005, compared to net income available to common shareholders of $3.5 million, or $0.19 per diluted common share, in 2004. As previously mentioned, George Mason is included in our operating results for the full year ended December 31, 2005 compared to approximately the last six months of 2004.

The return on average assets for the years ended December 31, 2005 and 2004 was 0.74% and 0.37%, respectively. The return on average equity for the years ended December 31, 2005 and 2004 was 7.67% and 3.69%, respectively.

2004 Compared to 2003

At December 31, 2004, total assets were $1.21 billion, an increase of 90.4%, or $575.3 million, compared to $636.2 million at December 31, 2003. Total loans receivable, net of deferred fees and costs, increased 45.8%, or $153.9 million, to $489.9 million at December 31, 2004, from $336.0 million at December 31, 2003. Total investment securities increased by $15.9 million, or 5.8%, to $289.5 million at December 31, 2004, from $273.6 million at December 31, 2003. Total deposits increased 73.8%, or $350.1 million, to $824.2 million at December 31, 2004, from $474.1 million at December 31, 2003. Other borrowed funds increased $126.6 million to $201.1 million at December 31, 2004, from $74.5 million at December 31, 2003. During 2003, we introduced repurchase agreements to our customers, which totaled $25.5 million at December 31, 2003 and $30.4 million at December 31, 2004. Advances from the Federal Home Loan Bank of Atlanta were $49.0 million at December 31, 2003, and $137.0 million at December 31, 2004.

Shareholders’ equity at December 31, 2004 was $95.1 million, an increase of $9.7 million from $85.4 million at December 31, 2003. The increase in shareholders’ equity was primarily attributable to $6.3 million of additional equity raised as a result of the underwriters exercising in January 2004 their over allotment option in connection with our 2003 stock offering and net income of $3.5 million. Total shareholders’ equity to total assets at December 31, 2004 and 2003 were 7.9% and 13.4%, respectively. Book value per share at December 31, 2004 and 2003 was $5.15 and $4.80, respectively. Total risk-based capital to risk-weighted assets was 13.40% at December 31, 2004 compared to 20.66% at December 31, 2003. Accordingly, the Company was considered “well capitalized” for regulatory purposes at December 31, 2004. Risk-based capital to risk-weighted assets declined from 2003 to 2004 despite our issuance of $20.0 million of trust preferred securities, which is included as a component of regulatory capital, because of our growth during 2004 and the fact that goodwill and intangibles, which increased by $14.7 million as a result of the George Mason acquisition, are excluded from regulatory capital.

We recorded net income of $3.5 million, or $0.19 per diluted common share, for the year ended December 31, 2004, compared to net income available to common shareholders of $5.7 million or $0.54 per diluted common share, in 2003. Net income for 2003 included an income tax benefit of $3.5 million attributable to the recognition of prior periods’ net operating loss carryforwards. The 2003 earnings per common share included the effect of preferred stock dividends of $495,000. All outstanding shares of the preferred stock were converted into shares of our common stock in March 2004.

The return on average assets for the years ended December 31, 2004 and 2003 was 0.37% and 1.18%, respectively. The return on average equity for the years ended December 31, 2004 and 2003 was 3.69% and 13.84%, respectively.

Statements of Operations

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-bearing assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. At the end of 2003, the prime lending rate was at 4.00%, its lowest level in over forty years. During 2004, as economic activity increased, the Federal Reserve raised the key federal funds rate six times to 2.50% by year end. The Federal Reserve continued this policy in 2005, increasing the federal funds rate seven times to 4.25% by year end. The prime lending rate increased from 4.00% at the end of 2003 to 5.50% at the end of 2004 to 7.25% at the end of 2005. See “Interest Rate Sensitivity” for further information.

Net interest income for the year ended December 31, 2005 was $37.5 million, compared to $24.6 million for the year ended December 31, 2004, an increase of $12.9 million, or 52.7%. The increase in net interest income was primarily a result of increases in the average volume of loans held for sale and loans receivable, net of the impact of increased funding costs during 2005, compared with 2004. The increase in funding costs was primarily attributable to an increase in rates paid on average interest-bearing liabilities. Net increases in loans held for sale and loans receivable were funded through the increases in total deposits and other borrowed funds.

Our net interest margin for the years ended December 31, 2005 and 2004 was 2.92% and 2.72%, respectively, primarily as a result of a 75 basis point increase in the rate earned on average interest-earning assets partially offset by an increased cost of average interest-bearing liabilities of 63 basis points. The average yield on interest-earning assets increased to 5.24% in 2005 from 4.49% in 2004, and our cost of interest-bearing liabilities increased to 2.90% in 2005 from 2.17% in 2004. The cost of other borrowed funds, which generally are shorter term fundings and which we utilized in 2005 to help fund our balance sheet growth, increased 83 basis points to 3.01% in 2005 from 2.18% in 2004. The cost of deposit liabilities increased 65 basis points to 2.90% in 2005 from 2.25% for 2004.

Total earning assets increased by 19.6% to $1.39 billion at December 31, 2005, compared to $1.16 billion at December 31, 2004. This resulted primarily from a $215.7 million increase in loans receivable, net of deferred fees and costs. This increase was funded by deposit growth of $245.7 million, or 29.8%. Other borrowed funds decreased by $45.7 million during 2005 to $155.4 million at December 31, 2005, from $201.1 million at December 31, 2004.

Average loans receivable increased $196.1 million to $587.5 million during 2005 from $391.4 million in 2004. Average balances of nonperforming assets, which consist of non-accrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2005 and 2004. Additional interest income of approximately $18,000 for 2005 and $25,000 for 2004 would have been realized had all nonperforming assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

Average total deposits increased $321.0 million to $973.7 million in 2005 from $652.7 million in 2004. The largest increase in average deposit balances was experienced in certificates of deposit, which increased $192.9 million compared to 2004, a result of our branch expansion and increased advertising of our rates. During 2004, to assist in the funding of George Mason’s loans held for sale, we began using the brokered certificates of deposit market. At December 31, 2004, we had $86.7 million of brokered certificates of deposit. At December 31, 2005, our brokered certificates of deposit decreased $76.9 million to $9.8 million. As maturities in our brokered certificates of deposit portfolio occurred, we were able to replace that funding with increases in our core deposit products. Our utilization of the brokered certificates of deposit market averaged $38.9 million in 2005, a decrease of $13.4 million from an average of $52.3 million in 2004.

Net interest income was $24.6 million for the year ended December 31, 2004, up $9.4 million or 61.8% from 2003. The increase was due primarily to an increase in average volumes of investment securities, loans held for sale and loans receivable, net of the impact of decreased yields during 2004 compared to 2003. These increases were funded through the increases in total deposits and other borrowed funds.

Our net interest margin for the years ended December 31, 2004 and 2003 was 2.72% and 3.00%, respectively. The decrease in the net interest margin was a result of earning asset yields declining more quickly than the cost of interest-bearing liabilities in 2004. The average yield on interest-earning assets decreased to 4.49% in 2004 from 4.89% in 2003, and our cost of interest-bearing liabilities decreased to 2.17% in 2004 from 2.31% in 2003. The yield on other borrowed funds, which are generally shorter term fundings and which we utilized to a greater extent in 2004 than 2003 as a result of the George Mason acquisition, increased 50 basis points to 2.18% in December 31, 2004 compared to 1.68% for 2003.

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

Average loans receivable increased $118.7 million to $391.4 million in 2004 from $272.8 million in 2003. Average balances of nonperforming assets are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2004 and 2003. Additional interest income of approximately $25,000 in 2004 and $39,000 in 2003 would have been realized had all nonperforming assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

Average total deposits increased $219.9 million to $652.7 million in 2004 from $432.8 million in 2003. The largest increase in average deposit balances was experienced in certificates of deposit, which increased $194.8 million compared to 2003, as a result of our branch expansion and increased advertising of our rates on certificates of deposit. In addition, to assist in the funding of George Mason’s loans held for sale, we began using the brokered certificates of deposit market during 2004. At December 31, 2004, we had $86.7 million of brokered certificates of deposit. Our utilization of the brokered certificates of deposit market averaged $52.3 million in 2004. We had no brokered certificates of deposit at December 31, 2003.

The following is a summary of our average earning and non-earning assets and interest-bearing and non-interest-bearing liabilities for the three years ended December 31, 2005 and the resulting yields and cost of funding for those years.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005			2004			2003
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans(1):
Commercial and industrial	$66,414	$4,030	6.07%	$58,293	$3,046	5.23%	$50,188	$3,101	6.18%
Real estate—commercial	255,505	16,199	6.34	170,730	10,617	6.22	121,345	8,422	6.94
Real estate—construction	77,634	5,468	7.04	52,459	3,024	5.76	20,427	1,131	5.54
Real estate—residential	115,829	5,936	5.12	49,057	2,780	5.67	38,059	2,414	6.34
Home equity lines	67,086	3,458	5.15	52,221	1,856	3.55	33,720	1,121	3.32
Consumer	5,046	359	7.11	8,665	552	6.37	9,026	662	7.33
Total loans	587,514	35,450	6.03	391,425	21,875	5.59	272,765	16,851	6.18
Loans held for sale, net	372,866	19,379	5.20	181,700	6,814	3.75	—	—	0.00
Investment securities available-for-sale	159,720	6,195	3.88	161,741	5,830	3.60	152,915	5,026	3.29
Investment securities held-to-maturity	127,407	4,914	3.86	151,286	5,622	3.72	67,685	2,483	3.67
Other investments	6,269	261	4.16	6,139	251	4.09	2,906	135	4.65
Federal funds sold	31,981	1,175	3.67	10,473	130	1.24	9,753	107	1.10
Total interest-earning assets and interest income	1,285,757	67,374	5.24	902,764	40,522	4.49	506,024	24,602	4.86
Noninterest-earning assets:
Cash and due from banks	6,657			11,015			10,291
Premises and equipment, net	17,446			11,229			5,249
Goodwill and other intangibles, net	18,363			7,515			646
Accrued interest and other assets	10,919			8,533			3,265
Allowance for loan losses	(6,974)			(4,759)			(3,652)
Total assets	$1,332,168			$936,297			$521,823
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$113,628	$1,366	1.20%	$151,727	$2,016	1.33%	$147,746	$2,375	1.61%
Money markets	166,301	4,397	2.64	26,304	155	0.59	26,722	208	0.78
Statement savings	9,302	106	1.13	7,806	58	0.74	5,389	35	0.65
Certificates of deposit	570,669	19,030	3.33	377,770	10,465	2.77	182,922	6,038	3.30
Total interest-bearing deposits	859,900	24,899	2.90	563,607	12,694	2.25	362,779	8,656	2.39
Other borrowed funds	162,176	4,883	3.01	139,637	3,047	2.18	46,069	773	1.68
Warehouse financing	45,571	109	0.24	31,981	228	0.71	—	—	0.00
Total interest-bearing liabilities and interest expense	1,067,647	29,891	2.80	735,225	15,969	2.17	408,848	9,429	2.31
Noninterest-bearing liabilities:
Demand deposits	113,813			89,114			70,030
Other liabilities	21,980			17,847			2,043
Preferred shareholders’ equity	—			1,589			6,824
Common shareholders’ equity	128,728			92,522			34,078
Total liabilities and shareholders’ equity	$1,332,168			$936,297			$521,823
Net interest income and net interest margin(2)		$37,483	2.92%		$24,553	2.72%		$15,173	3.00%

(1)             Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for years presented.

(2)             We do not have investments that have tax benefit attributes; therefore, there are no tax equivalent adjustments to our net interest income.

Rate and Volume Analysis
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005 Compared to 2004			2004 Compared to 2003
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:
Loans(1):
Commercial and industrial	$424	$560	$984	$501	$(556)	$(55)
Real estate—commercial	5,272	310	5,582	3,428	(1,233)	2,195
Real estate—construction	1,451	993	2,444	1,774	119	1,893
Real estate—residential	3,784	(628)	3,156	698	(332)	366
Home equity lines	528	1,074	1,602	615	120	735
Consumer	(231)	38	(193)	(26)	(84)	(110)
Total loans	11,228	2,347	13,575	6,990	(1,966)	5,024
Loans held for sale, net	7,169	5,396	12,565	6,814	—	6,814
Investment securities available-for-sale	(73)	438	365	290	514	804
Investment securities held-to-maturity	(887)	179	(708)	3,067	72	3,139
Other investments	5	5	10	150	(34)	116
Federal funds sold	267	778	1,045	8	15	23
Total interest income	17,709	9,143	26,852	17,319	(1,399)	15,920
Interest expense:
Interest-bearing deposits:
Interest checking	(506)	(144)	(650)	64	(423)	(359)
Money markets	825	3,417	4,242	(3)	(50)	(53)
Statement savings	12	36	48	16	7	23
Certificates of deposit	5,344	3,221	8,565	6,432	(2,005)	4,427
Total interest-bearing deposits	5,675	6,530	12,205	6,509	(2,471)	4,038
Other borrowed funds	492	1,344	1,836	1,570	704	2,274
Warehouse financing	97	(216)	(119)	228	—	228
Total interest expense	6,264	7,658	13,922	8,307	(1,767)	6,540
Net interest income(2)	$11,445	$1,485	$12,930	$9,012	$368	$9,380

(1)           Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

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

Beginning with the interest rate sensitivity analysis for the third quarter of 2004, and continuing through 2005, we hired an independent consulting firm to model the interest rate sensitivity of the Company. Instead of gap analysis, we began using a net interest income simulation model as our primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as NOW, Money Market, savings accounts and no-penalty certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 200 basis points and up 200 basis points. In the ramped down rate change, the model moves rates gradually down 200 basis points over the first year and then rates remain flat in the second year. For the up 200 basis point scenario, rates are gradually moved up 200 basis points in the first year and then rates remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

At December 31, 2005, we were asset sensitive. Asset sensitive means that we had more assets maturing and repricing than liabilities. We have a significant portion of our assets as floating rate assets and we have taken a significant amount of term funding through fixed rate, fixed term, certificates of deposit. In a rising rate environment, net interest income should grow for an asset sensitive bank. In the up 200 basis point scenario, net interest income improves by not more than 7% for the one year period compared to the base case and by not more than 9% over the two year time horizon. Being asset sensitive, net interest income declines compared to the base case in the down 200 basis point scenario. At December 31, 2005, net interest income has a negative variance to the base case of less than 4% for the one year period and a negative variance of less than 6% over the cumulative two year period.

Provision Expense and Allowance for Loan Losses

Our policy is to maintain the allowance for loan losses at a level that represents our best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers.

The provision for loan losses was $2.5 million and $1.6 million for the years ended December 31, 2005 and 2004, respectively. The allowance for loan losses at December 31, 2005 was $8.3 million compared to $5.9 million at December 31, 2004. Our allowance for loan loss ratio at December 31, 2005 was 1.18% compared to 1.20% at December 31, 2004. The decrease in the allowance for loan loss ratio is primarily reflective of a shift in the loan mix in our portfolio with a greater percentage of the overall loan portfolio comprised of lower risk residential real estate loans and an improvement in overall loan quality. We continued to experience strong loan quality with annualized net charged-off loans equal to 0.01% to average loans receivable for the year ended December 31, 2005, and non-performing loans equal to 0.03% of total loans as of December 31, 2005.

In 1999 and 2001, the Company purchased loan participations of approximately $12.3 million from a bank in New Orleans, Louisiana, which represented approximately 950 loans. At December 31, 2005, the total remaining balances on these participations were approximately $1.8 million and represented approximately 270 loans secured by various types of recreational vehicles. The borrowers are located in several southern states including Louisiana. Hurricane and other weather-related problems have disrupted the operations of the New Orleans bank, temporarily curtailed mail delivery and other communications in the area and caused widespread destruction in the gulf coast region. The Company has established an approximately $90,000 allowance for loan losses on these loans as of December 31, 2005. This allowance is based upon the best information that the Company was able to obtain from the New Orleans bank and included an analysis of the locations of the borrowers, with particular emphasis on areas known to be severely impacted by the weather, and the borrowers’ recent payment histories and estimate of likely insurance recoveries, where applicable. Changes to the allowance for loan losses for these loan participations may be required as additional information becomes known.

The provision for loan losses was $1.0 million for 2003. The growth in loans during 2003 was comprised primarily of increases in our residential and commercial real estate loan portfolios and our home equity loan portfolio, which require lower allowances than the remainder of the loan portfolio.

See “Critical Accounting Policies” above for more information on our allowance for loan losses methodology.

The following tables present additional information pertaining to the activity in and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Allowance for Loan Losses
Years Ended December 31, 2005, 2004, 2003, 2002 and 2001
(In thousands)

	2005	2004	2003	2002	2001
Beginning balance, January 1	$5,878	$4,344	$3,372	$3,104	$1,900
Provision for loan losses	2,456	1,626	1,001	444	1,202
Transfer to liability on unfunded commitments	—	—	—	(74)	—
Loans charged off:
Commercial and industrial	(120)	(100)	(74)	(63)	—
Consumer	(9)	(8)	(6)	(54)	—
Total loans charged off	(129)	(108)	(80)	(117)	—
Recoveries:
Commercial and industrial	82	14	43	12	2
Consumer	14	2	8	3	—
Total recoveries	96	16	51	15	2
Net (charge offs) recoveries	(33)	(92)	(29)	(102)	2
Ending balance, December 31,	$8,301	$5,878	$4,344	$3,372	$3,104

	2005	2004	2003	2002	2001
Loans:
Balance at year end	$705,644	$489,896	$336,002	$249,106	$200,911
Allowance for loan losses to loans receivable, net of fees	1.18%	1.20%	1.29%	1.35%	1.54%
Net charge-offs to average loans receivable	0.01%	0.02%	0.01%	0.05%	0.00%

Allocation of the Allowance for Loan Losses
At December 31, 2005, 2004, 2003, 2002 and 2001
(In thousands)

	2005		2004		2003
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,153	9.83%	$963	11.53%	$1,046	17.21%
Real estate—commercial	3,338	39.01	2,732	44.88	1,662	41.56
Real estate—construction	1,432	18.13	768	14.18	497	12.57
Real estate—residential	1,490	21.65	692	15.69	418	12.64
Home equity lines	721	10.63	612	12.32	486	12.84
Consumer	167	0.75	111	1.40	235	3.18
Total allowance for loan losses	$8,301	100.00%	$5,878	100.00%	$4,344	100.00%

	2002		2001
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,301	23.40%	$1,149	28.71%
Real estate—commercial	1,386	46.63	1,270	43.37
Real estate—construction	19	2.32	34	3.18
Real estate—residential	241	12.77	98	7.20
Home equity lines	201	10.77	176	10.60
Consumer	224	4.11	377	6.94
Total allowance for loan losses	$3,372	100.00%	$3,104	100.00%

*                    Percentage of loan type to the total loan portfolio.

Non-Interest Income

Non-interest income includes service charges on deposits and loans, gains on sales of loans held for sale, investment fee income, management fee income and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Non-interest income for the years ended December 31, 2005 and 2004 was $24.7 million and $9.4 million, respectively. The increase in non-interest income for the year ended December 31, 2005, compared to the same period of 2004, is primarily the result of increased gains on sales of loans held for sale of $16.0 million, compared to $4.7 million the year ended December 31, 2004, an increase of $11.3 million. This increase is a result of including the operations of George Mason in our operating results for the full year of 2005 compared to slightly less than six months in 2004. Also contributing to the increase in non-interest income, and also as a direct result of the George Mason acquisition, management fee income rose by $1.3 million in 2005 compared to 2004. Management fees represent the income earned for services George Mason provides to other mortgage companies owned by local home builders.

Service charges on deposit accounts increased $245,000 to $1.3 million for the year ended December 31, 2005, compared to $1.1 million for the year ended December 31, 2004. Deposit service charges increased primarily as a result of an increased number of transaction accounts in 2005 compared to 2004. Loan service charges increased $1.7 million to $2.7 million for the year ended December 31, 2005, compared to $958,000 in 2004. Loan service charges increased due to increased loan volume at the Bank and including the operations of George Mason for the full year of 2005. Investment fee income increased $760,000 to $1.4 million for the year ended December 31, 2005, compared to $657,000 for the year ended December 31, 2004. Investment fee income increased due to increases in assets under management for Cardinal Wealth Services, Inc. and the addition of $582,000 in fee income from Wilson/Bennett since its acquisition in June 2005.

Non-interest income for the years ended December 31, 2004 and 2003 was $9.4 million and $3.8 million, respectively, an increase of $5.6 million. The increase in non-interest income for the year ended December 31, 2004, compared to the same period of 2003, is primarily the result of increased gains on the sale of loans held for sale of $4.7 million as a result of our acquisition of George Mason in July 2004. Also contributing to the increase in non-interest income, and also as a direct result of the George Mason acquisition, management fee income rose by $1.7 million from 2003 to 2004. Offsetting these increases was a $1.1 million decrease in gains on sales of investment securities available-for-sale from 2003 to 2004. As noted above, management fees represent the income earned for services George Mason provides to other mortgage companies owned by local home builders. The 2003 gains on the sale of investment securities available-for-sale were recorded on sales of mortgage-backed securities with accelerated prepayment speeds, a result of the lower interest rate environment experienced during 2003. Service charges on deposit accounts increased and investment fees decreased slightly from 2003 levels. Deposit service charges increased primarily as a result of an increased number of transaction accounts and investment fees decreased primarily as a result of reduced finder’s fees earned by Cardinal Wealth Services in 2003. Loan service charges increased by $576,000 from 2003 to 2004, primarily a result of the addition of George Mason’s operations for the partial year of 2004.

The following table provides additional detail on non-interest income for the years ended December 31, 2005, 2004, and 2003.

Non-Interest Income
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Insufficient funds fee income	$637	$540	$400
Service charges on deposit accounts	167	202	231
Other fee income on deposit accounts	123	101	134
ATM transaction fees	356	205	107
Loan service charges	2,701	958	382
Investment fee income	1,417	657	785
Net gain on sales of loans	15,975	4,696	282
Management fee income	3,032	1,749	—
Net realized gain on investment securities available-for-sale	33	245	1,364
Net gain (loss) on sales of assets	(13)	(1)	—
Credit card fees	51	41	46
Other income	190	16	98
Total non-interest income	$24,669	$9,409	$3,829

Non-Interest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense was $44.7 million and $27.2 million for the years ended December 31, 2005 and 2004, respectively, an increase in 2005 of $17.5 million, or 64.4%. The increase in non-interest expense for the year ended December 31, 2005, compared to 2004, was primarily the result of a full year of operations of George Mason and the branch expansion that has occurred over the past two years. Expenses related to the branch expansion are represented in the increases in our salaries and benefits expense, occupancy expense and depreciation. Professional fees, marketing and advertising, and telecommunications have also increased to support our branch openings and strong asset growth over the past year. We expect non-

interest expense to continue to increase going forward as we continue our branch expansion in 2006. The acquisition of Wilson/Bennett in June 2005 has also resulted in increased non-interest expense.

Non-interest expense was $27.2 million and $15.4 million for the years ended December 31, 2004 and 2003, respectively, an increase of $11.8 million, or 76.8%. The increase in non-interest expense for the year ended December 31, 2004, compared to 2003, is primarily the result of our George Mason acquisition and the branch expansion that occurred during 2004.

The following table reflects the components of non-interest expense for the years ended December 31, 2005, 2004 and 2003.

Non-Interest Expense
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Salary and benefits	$22,480	$13,354	$6,797
Occupancy	4,293	2,897	1,559
Professional fees	2,212	1,610	1,113
Depreciation	2,822	1,838	1,030
Amortization of intangibles	409	49	—
Data processing	1,559	969	835
Stationary and supplies	1,551	965	387
Advertising and marketing	1,993	1,613	913
Telecommunications	1,189	611	396
Other taxes	1,422	548	390
Travel and entertainment	763	427	138
Bank operations	860	676	635
Premises and equipment	1,400	800	351
Miscellaneous	1,700	797	811
Total non-interest expense	$44,653	$27,154	$15,355

Income Taxes

We recorded a provision for income tax expense of $5.2 million for the year ended December 31, 2005, an increase of $3.5 million compared to 2004. Our effective tax rates for the years ended December 31, 2005 and 2004 were 34.3% and 33.0%, respectively. The increase in the effective tax rate from 2004 to 2005 is primarily the result of our marginal tax rate increasing from 34% in 2004 to 35% in 2005.

We recorded an income tax benefit of $3.5 million in the fourth quarter of 2003 primarily attributable to the recognition of deferred tax assets related to our net operating loss carryforwards. The benefit of our deferred tax asset was recognized based on an assessment indicating that it is more likely than not that the benefit of these net operating losses  and other deferred tax assets would be realized. Factors that were considered in our decision to record our income tax benefit were 2003 profitability, future projections of continued profitability and the completion of our common stock offering in December 2003. For more information, see “Critical Accounting Policies” above. In addition, Note 11 to the Notes to Consolidated Financial Statements provides additional information with respect to the deferred tax accounts and the net operating loss carryforward.

Statements of Condition

Loans Receivable, Net

Total loans receivable, net of deferred fees and costs, were $705.6 million at December 31, 2005, an increase of $215.7 million, or 44.0%, compared to $489.9 million at December 31, 2004. We achieved growth in all our loan categories with the exception of our consumer loans. Consumer loans declined $1.6 million, or 22.9%, from December 31, 2004 to December 31, 2005, primarily as a result of repayments of recreational vehicle loan participations that were purchased in 1999. Loans held for sale, net decreased $3.8 million to $361.7 million at December 31, 2005 compared to $365.5 million at December 31, 2004.

Loans receivable accounted for on a non-accrual basis at December 31, 2005 and December 31, 2004 were $214,000 and $547,000, respectively. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments, at December 31, 2005 were $33,000. There were no such loans at December 31, 2004. There were no loans at December 31, 2005 and December 31, 2004 that were “troubled debt restructurings” as defined in SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

Interest income on non-accrual loans, if recognized, is recorded using the cash basis method of accounting. When a loan is placed on non-accrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years. While on non-accrual, the collection of interest is recorded as interest income only after all past-due principal has been collected. When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status.   Gross interest income that would have been recorded if the non-accrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2005 and 2004 were $18,000 and $25,000, respectively. The interest income realized prior to the loans being placed on non-accrual status for the year ended December 31, 2004 was $21,000. No interest income was realized prior to loans being placed on non-accrual status for the year ended December 31, 2005.

Total loans receivable, net of deferred fees and costs, increased $153.9 million to $489.9 million at December 31, 2004, as compared to December 31, 2003. The strongest growth was in commercial real estate loans, residential real estate loans, real estate construction loans and home equity loans.

Loans receivable accounted for on a non-accrual basis at December 31, 2003 was $390,000. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments at December 31, 2003 was $4,000. There were no loans at December 31, 2003 that were “troubled debt restructurings” as defined in SFAS No. 15. Gross interest income that would have been recorded if the non-accrual loans had been current with their original terms and had been outstanding throughout the period, or since origination if held for part of the period for 2003 was $39,000.

The ratio of non-performing loans to total loans was 0.03%, 0.11% and 0.12% at December 31, 2005, 2004 and 2003, respectively.

The following tables present the composition of our loans receivable portfolio at the end of each of the five years ended December 31, 2005 and additional information on non-performing loans receivable.

Loans Receivable
At December 31, 2005, 2004, 2003, 2002 and 2001
(In thousands)

	2005		2004		2003
Commercial and industrial	$69,392	9.83%	$56,512	11.53%	$57,854	17.21%
Real estate—commercial	275,381	39.01	220,012	44.88	139,725	41.56
Real estate—construction	128,009	18.13	69,535	14.18	42,243	12.57
Real estate—residential	152,818	21.65	76,932	15.69	42,495	12.64
Home equity lines	75,048	10.63	60,408	12.32	43,176	12.84
Consumer	5,255	0.75	6,816	1.40	10,690	3.18
Gross loans	705,903	100.00%	490,215	100.00%	336,183	100.00%
Net deferred (fees) costs	(259)		(319)		(181)
Less: allowance for loan losses	(8,301)		(5,878)		(4,344)
Loans receivable, net	$697,343		$484,018		$331,658

	2002		2001
Commercial and industrial	$58,292	23.40%	$57,665	28.71%
Real estate—commercial	116,135	46.63	87,116	43.37
Real estate—construction	5,781	2.32	6,397	3.18
Real estate—residential	31,808	12.77	14,469	7.20
Home equity lines	26,831	10.77	21,299	10.60
Consumer	10,235	4.11	13,941	6.94
Gross loans	249,082	100.00%	200,887	100.00%
Net deferred (fees) costs	24		24
Less: allowance for loan losses	(3,372)		(3,104)
Loans receivable, net	$245,734		$197,807

Nonperforming Loans Receivable
At December 31, 2005, 2004, 2003, 2002 and 2001
(In thousands)

	2005	2004	2003	2002	2001
Non-accruing loans	$214	$547	$390	$917	$361
Loans contractually past-due 90 days or more	33	—	4	59	566
Troubled debt restructurings	—	—	—	—	—
Total nonperforming loans receivable	$247	$547	$394	$976	$927

The following table presents information on loan maturities and interest rate sensitivity.

Loan Maturities and Interest Rate Sensitivity
At December 31, 2005
(In thousands)

		Between
	One Year	One and	After
	or Less	Five Years	Five Years	Total
Commercial and industrial	$50,480	$15,582	$3,330	$69,392
Real estate—commercial	75,306	158,498	41,577	275,381
Real estate—construction	124,311	3,698	—	128,009
Real estate—residential	27,716	113,927	11,175	152,818
Home equity lines	75,048	—	—	75,048
Consumer	2,545	1,417	1,293	5,255
Total loans receivable	$355,406	$293,122	$57,375	$705,903
Fixed-rate loans		$49,286	$48,335	$97,621
Floating-rate loans		243,836	9,040	252,876
Total loans receivable		$293,122	$57,375	$350,497

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity. Investment securities were $294.2 million at December 31, 2005, an increase of $4.7 million or 1.6%, from $289.5 million in investment securities at December 31, 2004.

Of the $294.2 million in the investment portfolio at December 31, 2005, $115.3 million were classified as held-to-maturity, and $179.0 million were classified as available-for-sale. At December 31, 2005, the yield on the available-for-sale investment portfolio was 4.38% and the yield on the held-to-maturity portfolio was 4.19%.

Investment securities increased to $289.5 million at December 31, 2004, from $273.6 million at December 31, 2003. At December 31, 2004, $138.0 million were classified as held-to-maturity, and $151.6 million were classified as available-for-sale. The yield on the available-for-sale investment portfolio was 3.94%, and the yield on the held-to-maturity portfolio was 4.03% at December 31, 2004.

The following table reflects the composition of the investment portfolio at December 31, 2005, 2004, and 2003.

Investment Securities
At December 31, 2005, 2004 and 2003
(In thousands)

Available-for-sale at December 31, 2005

	Amortized	Fair	Average
	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$43,784	$43,264	4.79%
Five to ten years	15,175	15,147	5.42
Total U.S. government-sponsored agencies	58,959	58,411	4.88
Mortgage-backed securities*
One to five years	5,441	5,269	4.02
Five to ten years	8,980	8,678	3.88
After ten years	108,309	104,613	4.21
Total mortgage-backed securities	122,730	118,560	4.17
U.S. treasury securities
One to five years	2,015	1,984	2.63
Total U.S. treasury securities	2,015	1,984	2.63
Total investment securities available-for-sale	$183,704	$178,955	4.38%

Held-to-maturity at December 31, 2005

	Amortized	Fair	Average
	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$9,500	$9,172	3.52%
Five to ten years	13,020	12,698	4.37
After ten years	3,000	2,936	4.22
Total U.S. government-sponsored agencies	25,520	24,806	4.03
Mortgage-backed securities*
Five to ten years	7,662	7,470	4.21
After ten years	74,082	71,937	4.24
Total mortgage-backed securities	81,744	79,407	4.23
Corporate bonds
After ten years	8,005	7,812	4.21
Total corporate bonds	8,005	7,812	4.21
Total investment securities held-to-maturity	115,269	112,025	4.19
Total investment securities	$298,973	$290,980	4.31%

Available-for-sale at December 31, 2004

	Amortized	Fair	Average
	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$3,000	$2,947	3.33%
Five to ten years	3,000	3,009	4.46
Total U.S. government-sponsored agencies	6,000	5,956	3.89
Mortgage-backed securities*
One to five years	2,161	2,131	3.59
Five to ten years	14,662	14,603	3.96
After ten years	128,477	126,846	3.97
Total mortgage-backed securities	145,300	143,580	3.96
U.S. treasury securities
One to five years	2,031	2,018	2.63
Total U.S. treasury securities	2,031	2,018	2.63
Total investment securities available-for-sale	$153,331	$151,554	3.94%

Held-to-maturity at December 31, 2004

	Amortized	Fair	Average
	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$6,500	$6,427	3.36%
Five to ten years	16,018	15,901	4.28
After ten years	2,999	2,962	4.22
Total U.S. government-sponsored agencies	25,517	25,290	4.03
Mortgage-backed securities*
Five to ten years	10,392	10,406	3.83
After ten years	94,039	92,990	4.04
Total mortgage-backed securities	104,431	103,396	4.02
Corporate bonds
After ten years	8,005	7,923	4.21
Total corporate bonds	8,005	7,923	4.21
Total investment securities held-to-maturity	137,953	136,609	4.03
Total investment securities	$291,284	$288,163	3.98%

Available-for-sale at December 31, 2003

	Amortized	Fair	Average
	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$3,000	$3,016	3.92%
Five to ten years	2,000	1,986	4.23
After ten years	1,000	1,027	5.79
Total U.S. government-sponsored agencies	6,000	6,029	4.33
Mortgage-backed securities*
Five to ten years	15,615	15,630	3.92
After ten years	97,865	97,041	4.02
Total mortgage-backed securities	113,480	112,671	4.00
Corporate bonds
After ten years	10,000	9,995	2.41
Total corporate bonds	10,000	9,995	2.41
U.S. Treasury securities
One to five years	2,047	2,067	2.64
Total U.S. treasury securities	2,047	2,067	2.64
Total investment securities available-for-sale	$131,527	$130,762	3.87%

Held-to-maturity at December 31, 2003

	Amortized	Fair	Average
	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$4,000	$3,951	3.39%
Five to ten years	9,993	9,884	4.65
After ten years	2,999	2,950	4.20
Total U.S. government-sponsored agencies	16,992	16,785	4.27
Mortgage-backed securities*
Five to ten years	9,476	9,450	3.70
After ten years	108,384	107,547	4.01
Total mortgage-backed securities	117,860	116,997	3.98
Corporate bonds
After ten years	8,000	7,848	4.21
Total corporate bonds	8,000	7,848	4.21
Total investment securities held-to-maturity	142,852	141,630	4.03
Total investment securities	$274,379	$272,392	3.96%

*                    Based on contractual maturities.

Deposits and Other Borrowed Funds

Total deposits were $1.07 billion at December 31, 2005, an increase of $245.7 million, or 29.8%, from $824.2 million at December 31, 2004. This growth is primarily attributable to the opening of three branch offices during 2005 and our promotional efforts.  At December 31, 2005, we had $9.8 million of brokered certificates of deposit, compared to $86.7 million at December 31, 2004. Our utilization of the brokered certificates of deposit market averaged $13.4 million in 2005 compared to $52.3 million in 2004.

Other borrowed funds, which primarily include repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, were $155.4 million at December 31, 2005, a decrease of $45.7 million, from $201.1 million at December 31, 2004.

The primary reason for the decrease in other borrowed funds at December 31, 2005 was payoffs of advances from the Federal Home Loan Bank of Atlanta. Advances from the Federal Home Loan Bank of Atlanta were $88.5 million at December 31, 2005, compared to $137.0 million at December 31, 2004.  Advances taken during 2004 were utilized primarily to leverage some of our larger commercial real estate fundings and to assist in financing the George Mason inventory of loans held for sale. During 2005, we replaced funding from FHLB advances with customer deposits.

Other borrowed funds at each of December 31, 2005 and 2004, included $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities. This debt had an interest rate of 6.89% and 4.89% at December 31, 2005 and 2004, respectively. In accordance with FIN 46, Consolidation of Variable Interest Entities, Cardinal Statutory Trust I is an unconsolidated entity as we are not the primary beneficiary of the trust.

At December 31, 2005, other borrowed funds also included $41.2 million in customer repurchase agreements and $5.2 million borrowed under the Federal Reserve Treasury, Tax & Loan note option.

The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2005.

Short-Term Borrowings and Other Borrowed Funds
At December 31, 2005
(In thousands)

Short-term FHLB advances:

Advance Date	Term of Advance	Date Due	Interest Rate	Amount Outstanding
Mar-03	3 years	Mar-06	2.33%	$1,000
Apr-04	2 years	May-06	2.58	2,000
Jul-03	3 years	Jul-06	2.07	6,250
Total short-term FHLB advances and weighted average rate			2.21%	$9,250

Other short-term borrowed funds:
TT&L Note option	2.98%	$5,174
Customer repurchase agreements	1.24	41,170
Total other short-term borrowed funds and weighted average rate	1.43%	$46,344
Other borrowed funds:
Trust preferred	5.79%	$20,619
FHLB advances—long term	3.40	79,208
Other borrowed funds and weighted average rate	3.89%	$99,827
Total other borrowed funds and weighted average rate	3.06%	$155,421

Total deposits at December 31, 2004 were $824.2 million compared to $474.1 million at December 31, 2003, an increase of $350.1 million, or 73.8%. This growth is primarily attributable to the opening of seven branch offices during 2004. In addition, to assist in the funding of George Mason’s loans held for sale, we began using the brokered certificates of deposit market during 2004. At December 31, 2004, we had $86.7 million of brokered certificates of deposit at an average rate of 2.16%. Our utilization of the brokered certificates of deposit market averaged $52.3 million in 2004. Other borrowed funds increased $126.6 million to $201.1 million at December 31, 2004, from $74.5 million at December 31, 2003. This increase was a result of the additional funding sources required for George Mason’s operations.

The following table reflects the maturities of the certificates of deposit of $100,000 or more as of December 31, 2005, 2004 and 2003.

Certificates of Deposit of $100,000 or More
At December 31, 2005, 2004 and 2003
(In thousands)

	2005
	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$15,025	$3,530	$18,555
Over three months through six months	21,637	34,937	56,574
Over six months through twelve months	56,231	59,536	115,767
Over twelve months	58,390	34,341	92,731
	$151,283	$132,344	$283,627

	2004
	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$3,821	$3,462	$7,283
Over three months through six months	7,801	572	8,373
Over six months through twelve months	6,979	27,171	34,150
Over twelve months	40,847	134,649	175,496
	$59,448	$165,854	$225,302

	2003
	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$3,092	$16,375	$19,467
Over three months through six months	4,374	7,089	11,463
Over six months through twelve months	9,415	28,692	38,107
Over twelve months	22,185	12,378	34,563
	$39,066	$64,534	$103,600

*                    No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Business Segment Operations

In 2003, we operated and reported in two business segments, commercial banking and investment services. As of July 7, 2004, we began operating in a third business segment, mortgage banking, with the completion of its acquisition of George Mason.

The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment also provides customers with various deposit products including demand deposit accounts, savings accounts and certificates of deposit. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis. The investment services segment provides advisory services to businesses and individuals, including financial planning and retirement/estate planning. Wilson/Bennett is included in the investment services segment since the date of its acquisition on June 9, 2005.

Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at December 31, 2005, 2004 and 2003 follows.

Segment Reporting
December 31, 2005, 2004 and 2003
(In thousands)

At and for the Year Ended December 31, 2005:

	Commercial	Mortgage	Investment	Intersegment
	Banking	Banking	Services	Elimination	Other	Consolidated
Net interest income	$32,171	$6,203	$—	$—	$(891)	$37,483
Provision for loan losses	2,456	—	—	—	—	2,456
Non-interest income	1,964	21,255	1,367	—	83	24,669
Non-interest expense	23,802	17,332	1,422	—	2,097	44,653
Provision for income taxes	2,764	3,413	(56)	—	(954)	5,167
Net income (loss)	$5,113	$6,713	$1	$—	$(1,951)	$9,876
Total Assets	$1,387,504	$376,618	$6,882	$(479,573)	$160,856	$1,452,287

At and for the Year Ended December 31, 2004:

	Commercial	Mortgage	Investment	Intersegment
	Banking	Banking	Services	Elimination	Other	Consolidated
Net interest income	$21,753	$3,057	$—	$—	$(257)	$24,553
Provision for loan losses	1,626	—	—	—	—	1,626
Non-interest income	1,804	6,953	645	—	7	9,409
Non-interest expense	17,065	7,889	800	—	1,400	27,154
Provision for income taxes	1,628	698	(52)	—	(561)	1,713
Net income (loss)	$3,238	$1,423	$(103)	$—	$(1,089)	$3,469
Total Assets	$1,123,868	$392,241	$685	$(421,203)	$115,985	$1,211,576

At and for the Year Ended December 31, 2003:

	Commercial	Investment	Intersegment
	Banking	Services	Elimination	Other	Consolidated
Net interest income	$15,077	$—	$—	$96	$15,173
Provision for loan losses	1,001	—	—	—	1,001
Non-interest income	2,954	843	—	32	3,829
Non-interest expense	13,265	820	—	1,270	15,355
Provision for income taxes	(464)	(443)	—	(2,601)	(3,508)
Net income	$4,229	$466	$—	$1,459	$6,154
Total Assets	$630,415	$776	$(80,903)	$85,960	$636,248

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of a financial institution. The guidelines define capital as both Tier 1 (which includes common shareholders’ equity, defined to include certain debt obligations) and Tier 2 (to include certain other debt obligations and a portion of the allowance for loan losses and 45% of unrealized gains in equity securities).

Shareholders’ equity at December 31, 2005 was $147.9 million, an increase of $52.8 million, compared to $95.1 million at December 31, 2004. The increase in shareholders’ equity was primarily attributable to $39.8 million of additional equity raised during our 2005 common stock offering and net income of $9.9 million. Total shareholders’ equity to total assets at December 31, 2005 and 2004 were 10.2% and 7.9%, respectively. Book value per share at December 31, 2005 and 2004 was $6.07 and $5.15, respectively. Total risk-based capital to risk-weighted assets was 15.65% at December 31, 2005 compared to 13.40% at December 31, 2004. Accordingly, we were considered “well capitalized” for regulatory purposes at December 31, 2005, as we were at December 31, 2004.

At December 31, 2004, shareholders’ equity was $95.1 million compared to $85.4 million at December 31, 2003, an increase of $9.7 million. The increase in shareholders’ equity was primarily attributable to $6.3 million of additional equity raised as a result of the underwriters exercising in January 2004 their over allotment option in connection with our 2003 stock offering and net income of $3.5 million. Total shareholders’ equity to total assets at December 31, 2004 and 2003 were 7.9% and 13.4%, respectively. Book value per share at December 31, 2004 and 2003 was $5.15 and $4.80, respectively. Total risk-based capital to risk-weighted assets was 13.40% at December 31, 2004 compared to 20.66% at December 31, 2003.

As noted above, regulatory capital levels for the bank and bank holding company meet those established for well-capitalized institutions. While we are currently considered well-capitalized, we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

The following table shows the minimum capital requirement and our capital position at December 31, 2005, 2004, and 2003.

Capital Components
At December 31, 2005, 2004 and 2003
(In thousands)

			For Capital			To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2005
Total risk-based capital/ Total capital to risk-weighted assets	$159,155	15.65%	$81,334	≥	8.00%	$101,668	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	150,742	14.83	40,667	≥	4.00	61,001	≥	6.00
Tier I capital/ Total capital to average assets	150,742	10.71	56,308	≥	4.00	70,386	≥	5.00
At December 31, 2004
Total risk-based capital/ Total capital to risk-weighted assets	$107,660	13.40%	$64,294	≥	8.00%	$80,368	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	101,670	12.65	32,147	≥	4.00	48,221	≥	6.00
Tier I capital/ Total capital to average assets	101,670	8.83	46,075	≥	4.00	57,594	≥	5.00
At December 31, 2003
Total risk-based capital/ Total capital to risk-weighted assets	$90,239	20.66%	$34,951	≥	8.00%	$43,688	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	85,896	19.66	17,475	≥	4.00	26,213	≥	6.00
Tier I capital/ Total capital to average assets	85,896	15.45	23,365	≥	4.00	29,206	≥	5.00

Liquidity

Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items to cash. The objective of our liquidity management program is to ensure that we always have sufficient liquid resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service and pricing.

In addition to deposits, we have access to the different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We maintain secured lines of credit with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. Having diverse funding alternatives reduces our reliance on any one source for funding.

Cash flow from amortizing assets or maturing assets can also provide funding to meet the needs of depositors and borrowers.

We have established a formal liquidity contingency plan which establishes a liquidity management team and provides guidelines for liquidity management. For our liquidity management program, we first determine our current liquidity position and then forecast liquidity based on anticipated changes in the balance sheet. In this forecast, we expect to maintain a liquidity cushion. We also stress test our liquidity position under several different stress scenarios. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. In addition, one stress test combines all other stress tests to see how liquidity would react to several negative scenarios occurring at the same time. We believe that we have sufficient resources to meet our liquidity needs.

George Mason and the Bank have a $150 million floating rate revolving credit and security agreement with a third party. The purpose of this credit facility is to fund residential mortgage loans made by George Mason prior to their sale into the secondary market. The credit facility requires, among other things, that George Mason and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth levels. The Company has guaranteed repayment of this debt. The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%. At December 31, 2005, none of this line was utilized.

In addition to this facility, this same lender has also provided a $100 million facility that is utilized by George Mason to warehouse residential mortgage loans held for sale to this lender. The terms of this facility are substantially the same as the above-referenced revolving credit and security agreement and the cost of this facility is netted against interest earned on the loans pending settlement with the lender. Loans under this credit facility are considered sold when financed.

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available-for-sale totaled $215.5 million at December 31, 2005, or 14.8% of total assets. We held investments that are classified as held-to-maturity in the amount of $115.3 million at December 31, 2005. To maintain ready access to the bank’s secured lines of credit, the bank has pledged the majority of its securities to the Federal Home Loan Bank of Atlanta with additional securities pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at December 31, 2005 was approximately $214.1 million. Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $19.4 million at December 31, 2005. George Mason has $650 million of lines of credit available. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us. The required payments under such obligations were as follows:

Contractual Obligations
At December 31, 2005
(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	More than 5 Years
Certificates of deposit	$628,810	$414,791	$114,019	$96,555	$3,445
Brokered certificates of deposit	9,784	9,784	—	—	—
Advances from the Federal Home Loan Bank of Atlanta	88,458	9,250	22,750	36,458	20,000
Trust preferred securities	20,619	—	—	—	20,619
Operating lease obligations	12,389	3,904	3,164	4,320	1,001
Total	$760,060	$437,729	$139,933	$137,333	$45,065

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2005 and 2004, is as follows:

	2005	2004
	(In thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$325,571	$324,786
Standby letters of credit	7,012	5,159

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

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

Quarterly Data

The following table provides quarterly data for the years ended December 31, 2005 and 2004. Quarterly per share results may not calculate to the year-end per share results due to rounding.

Quarterly Data
Years ended December 31, 2005 and 2004
(In thousands, except per share data)

	2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$19,616	$18,341	$15,926	$13,491
Interest expense	9,191	8,230	6,802	5,669
Net interest income	10,425	10,111	9,124	7,822
Provision for loan losses	(587)	(500)	(820)	(549)
Net interest income after provision for loan losses	9,838	9,611	8,304	7,273
Non-interest income	5,863	7,349	6,275	5,183
Non-interest expense	11,032	12,405	11,121	10,095
Net income before income taxes	4,669	4,555	3,458	2,361
Provision for income taxes	1,682	1,570	1,166	749
Net income	$2,987	$2,985	$2,292	$1,612
Earnings per share—basic	$0.12	$0.12	$0.11	$0.09
Earnings per share—diluted	$0.12	$0.12	$0.11	$0.09

	2004
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$12,952	$12,189	$7,967	$7,414
Interest expense	5,424	4,995	2,969	2,581
Net interest income	7,528	7,194	4,998	4,833
Provision for loan losses	(709)	(529)	(314)	(74)
Net interest income after provision for loan losses	6,819	6,665	4,684	4,759
Non-interest income	5,097	2,784	564	964
Non-interest expense	9,321	8,893	4,298	4,642
Net income before income taxes	2,595	556	950	1,081
Provision for income taxes	863	172	316	362
Net income	$1,732	$384	$634	$719
Earnings per share—basic	$0.09	$0.02	$0.03	$0.04
Earnings per share—diluted	$0.09	$0.02	$0.03	$0.04

In connection with its year-end financial reporting process for 2005, errors in the classification of certain items relating to the acquisition of George Mason and its subsequent operations in the statement of cash flows for the nine months ended September 30, 2004, were identified. These errors related primarily to the following:

•       Loans held for sale by George Mason at the date of acquisition were reported as a use of cash (loans acquired) in operating activities, rather than as a noncash investing activity;

•       Cash paid to acquire the membership interests in George Mason was reported as a use of cash in operating activities (increase in goodwill) rather than as a use of cash in investing activities; and

•       Post-acquisition repayments of the warehouse line of credit financing of George Mason that were assumed by the Company at the date of acquisition were not reported in financing activities.

The consolidated statement of cash flows for the nine months ended September 30, 2004 has been restated to reclassify these items. The reclassifications had no effect on the Company’s consolidated statements of condition or income for 2004. The effects of the reclassifications are summarized as follows:

	As Reported	As Restated
Cash flows from operating activities:
Loans held for sale originated	$(1,247,010)	$(905,076)
(Increase) decrease in accrued interest receivable, other assets, and deferred tax asset	(19,351)	3,266
Decrease in accrued interest payable, escrow liabilities and other liabilities	(13,335)	(29,674)
Net cash used in operating activities	(374,975)	(26,763)
Cash flows from investing activities:
Purchase of premises and equipment	(9,425)	(7,136)
Net cash (paid) acquired in acquisition	27,599	(15,365)
Net increase in loans receivable, net of deferred fees and costs	(103,592)	(103,163)
Net cash used in investing activities	(124,432)	(164,678)
Cash flows from financing activities:
Repayments of warehouse financing assumed in acquisition	—	(307,966)
Net cash provided by financing activities	525,630	217,664

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Our Asset/Liability Committee is responsible for reviewing our liquidity requirements and maximizing our net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Interest rate risk arises because the assets of the Bank and the liabilities of the Bank have different maturities and characteristics. In order to measure this interest rate risk, we use a simulation process that measures the impact of changing interest rates on net interest income. This model is run for the Bank by an independent consulting firm that was hired by the Bank in the fourth quarter of 2004. The simulations incorporate assumptions related to expected activity in the balance sheet. For maturing assets, assumptions are developed for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as NOW, Money Market, savings accounts and no-penalty certificates of deposit. Based on inputs that include the most recent period end balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that interest rates remain unchanged. This becomes the base case. Next, the model determines the impact on net interest income given specified changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 200 basis points and up 200 basis points. In the ramped down rate change, the model moves rates gradually down 200 basis points over the first year and then rates remain flat in the second year. For the up 200 basis point scenario, rates are gradually increased by 200 basis points in the first year and remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

At December 31, 2005, we were asset sensitive. Asset sensitive means that we had more assets maturing or repricing than liabilities. We have a significant portion of our assets as floating rate assets and we have also taken a significant amount of term funding through fixed rate, fixed term, certificates of deposit. In a rising rate environment, net interest income should grow for an asset sensitive bank. In the up 200 basis point scenario, net interest income improves by not more than 7% for one year compared to the base case and by not more than 9% over the two year cumulative time horizon.

Being an asset sensitive bank, net interest income declines compared to the base case in the down 200 basis point simulation by less than 4% for one year and by 6% over the cumulative two year period.

See also “Interest Rate Sensitivity” in Item 7 above for a discussion of our interest rate risk.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cardinal Financial Corporation:

We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in the George Mason Mortgage, LLC section of note 3 to the consolidated financial statements, the Company restated the consolidated statement of cash flows for the year ended December 31, 2004, to reclassify certain items relating to the acquisition of George Mason Mortgage, LLC and its subsequent operations.

/s/ KPMG LLP

McLean, Virginia
March 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cardinal Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cardinal Financial Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 6, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
March 6, 2006

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2005 and 2004
(In thousands, except share data)

			2005	2004
Assets
Cash and due from banks			$16,514	$15,205
Federal funds sold			20,075	8,203
Total cash and cash equivalents			36,589	23,408
Investment securities available-for-sale			178,955	151,554
Investment securities held-to-maturity (market value of $112,025 and $136,609 at December 31, 2005 and December 31, 2004, respectively)			115,269	137,953
Total investment securities			294,224	289,507
Other investments			7,092	8,110
Loans held for sale, net			361,668	365,454
Loans receivable, net of deferred fees and costs			705,644	489,896
Allowance for loan losses			(8,301)	(5,878)
Loans receivable, net			697,343	484,018
Premises and equipment, net			18,201	15,531
Deferred tax asset			4,399	3,238
Goodwill and intangibles, net			20,502	14,694
Accrued interest receivable and other assets			12,269	7,616
Total assets			$1,452,287	$1,211,576
Liabilities and Shareholders’ Equity
Non-interest bearing deposits			$114,915	$105,424
Interest bearing deposits			954,957	718,786
Other borrowed funds			155,421	201,085
Warehouse financing			—	30,245
Mortgage funding checks			41,635	46,392
Escrow liabilities			11,013	3,020
Accrued interest payable and other liabilities			26,467	11,519
Total liabilities			1,304,408	1,116,471
Common stock, $1 par value	2005	2004
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	24,362,685	18,462,597	24,363	18,463
Additional paid-in capital			132,150	92,868
Accumulated deficit			(5,269)	(15,145)
Accumulated other comprehensive loss			(3,365)	(1,081)
Total shareholders’ equity			147,879	95,105
Total liabilities and shareholders’ equity			$1,452,287	$1,211,576

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	2005	2004	2003
Interest income:
Loans receivable	$35,450	$21,875	$16,851
Loans held for sale	19,379	6,814	—
Federal funds sold	1,175	130	107
Investment securities available-for-sale	6,195	5,830	5,026
Investment securities held-to-maturity	4,914	5,622	2,483
Other investments	261	251	135
Total interest income	67,374	40,522	24,602
Interest expense:
Deposits	24,899	12,694	8,656
Other borrowed funds	4,883	3,047	773
Warehouse financing	109	228	—
Total interest expense	29,891	15,969	9,429
Net interest income	37,483	24,553	15,173
Provision for loan losses	2,456	1,626	1,001
Net interest income after provision for loan losses	35,027	22,927	14,172
Non-interest income:
Service charges on deposit accounts	1,334	1,089	918
Loan service charges	2,701	958	382
Investment fee income	1,417	657	785
Net gain on sales of loans	15,975	4,696	282
Net realized gain on investment securities available-for-sale	33	245	1,364
Management fee income	3,032	1,749	—
Other income	177	15	98
Total non-interest income	24,669	9,409	3,829
Non-interest expense:
Salary and benefits	22,480	13,354	6,797
Occupancy	4,293	2,897	1,559
Professional fees	2,212	1,610	1,113
Depreciation	2,822	1,838	1,030
Data processing	1,559	969	835
Telecommunications	1,189	611	396
Amortization of intangibles	409	49	—
Other operating expenses	9,689	5,826	3,625
Total non-interest expense	44,653	27,154	15,355
Net income before income taxes	15,043	5,182	2,646
Provision (benefit) for income taxes	5,167	1,713	(3,508)
Net income	$9,876	$3,469	$6,154
Dividends to preferred shareholders	—	—	495
Net income available to common shareholders	$9,876	$3,469	$5,659
Earnings per common share—basic	$0.45	$0.19	$0.55
Earnings per common share—diluted	$0.44	$0.19	$0.54
Weighted-average common shares outstanding—basic	22,104	18,448	10,218
Weighted-average common shares outstanding—diluted	22,454	18,705	11,468

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Net income	$9,876	$3,469	$6,154
Other comprehensive income:
Unrealized loss on available-for-sale investment securities:
Unrealized holding loss arising during the year, net of tax benefit of $1,023 in 2005, $344 in 2004 and tax expense of $1,057 in 2003	(1,974)	(412)	(1,950)
Less: reclassification adjustment for gains included in net income, net of tax of $11 in 2005, $85 in 2004 and $464 in 2003	(22)	(164)	(900)
	(1,996)	(576)	(2,850)
Unrealized loss on derivative instruments designated as cash flow hedges, net of tax of $149 in 2005	(288)	—	—
Comprehensive income	$7,592	$2,893	$3,304

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2005, 2004 and 2003
(In thousands)

							Accumulated
					Additional		Other
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Shares	Stock	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2002	1,365	$1,365	10,044	$10,044	$51,231	$(24,273)	$2,345	$40,712
Stock options exercised	—	—	32	32	112	—	—	144
Preferred stock converted to common stock	(1)	(1)	1	1	—	—	—	—
Public offering shares issued	—	—	6,300	6,300	35,447	—	—	41,747
Dividends on preferred stock	—	—	—	—	—	(495)	—	(495)
Change in accumulated other comprehensive loss	—	—	—	—	—	—	(2,850)	(2,850)
Net income	—	—	—	—	—	6,154	—	6,154
Balance, December 31, 2003	1,364	1,364	16,377	16,377	86,790	(18,614)	(505)	85,412
Stock options exercised	—	—	115	115	383	—	—	498
Public offering shares issued	—	—	945	945	5,357	—	—	6,302
Preferred stock converted to common stock	(1,364)	(1,364)	1,026	1,026	338	—	—	—
Change in accumulated other comprehensive loss	—	—	—	—	—	—	(576)	(576)
Net income	—	—	—	—	—	3,469	—	3,469
Balance, December 31, 2004	—	—	18,463	18,463	92,868	(15,145)	(1,081)	95,105
Stock options exercised	—	—	114	114	683	—	—	797
Public offering shares issued	—	—	5,175	5,175	34,592	—	—	39,767
Shares issued in acquisition	—	—	611	611	4,251	—	—	4,862
Dividends on common stock of $0.01 per share	—	—	—	—	(244)	—	—	(244)
Change in accumulated other comprehensive loss	—	—	—	—	—	—	(2,284)	(2,284)
Net income	—	—	—	—	—	9,876	—	9,876
Balance, December 31, 2005	—	$—	24,363	$24,363	$132,150	$(5,269)	$(3,365)	$147,879

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
	Restated
Cash flows from operating activities:
Net income	$9,876	$3,469	$6,154
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,822	1,838	1,030
Amortization of premiums, discounts and intangibles	1,757	2,075	2,137
Provision for loan losses	2,456	1,626	1,001
Loans held for sale originated	(4,520,954)	(1,839,721)	(32,697)
Proceeds from the sale of loans held for sale	4,540,715	1,820,897	32,979
Gain on sales of loans held for sale	(15,975)	(4,696)	(282)
Gain on sale of investment securities available-for-sale	(33)	(245)	(1,364)
(Gain) loss on sale of other assets	13	(1)	—
(Increase) decrease in accrued interest receivable, other assets, and deferred tax asset	(3,653)	6,485	(673)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	12,743	(4,050)	(17,882)
Net cash provided by (used in) operating activities	29,767	(12,323)	(9,597)
Cash flows from investing activities:
Purchase of premises and equipment	(5,514)	(8,377)	(2,795)
Proceeds from sale, maturity and call of investment securities available-for-sale	6,000	14,000	50,666
Proceeds from sale, maturity and call of mortgage-backed securities available-for-sale	4,896	9,719	46,948
Proceeds from maturity and call of investment securities held-to-maturity	—	9,985	—
Proceeds from sale of other investments	8,626	9,558	1,831
Purchase of investment securities available-for-sale	(50,776)	(6,000)	(43,066)
Purchase of mortgage-backed securities available-for-sale	(12,715)	(72,959)	(223,505)
Purchase of investment securities held-to-maturity	—	(16,472)	(2,998)
Purchase of mortgage-backed securities held-to-maturity	—	(14,042)	(5,023)
Purchase of other investments	(7,608)	(13,528)	(3,733)
Redemptions of investment securities available-for-sale	29,721	30,525	41,805
Redemptions of investment securities held-to-maturity	21,975	26,452	21,340
Net cash paid in acquisition	(1,379)	(15,365)	—
Net increase in loans receivable, net of deferred fees and costs	(215,128)	(154,790)	(86,664)
Net cash used in investing activities	(221,902)	(201,294)	(205,194)
Cash flows from financing activities:
Net increase in deposits	245,662	350,081	50,650
Repayments of warehouse financing assumed in acquisition	—	(335,584)	—
Net increase (decrease) in other borrowed funds—short term	(57,164)	62,008	25,499
Net increase (decrease) in warehouse financing	(30,245)	30,245	—
Net increase (decrease) in mortgage funding checks	(4,757)	46,392	—
Proceeds from FHLB advances—long term	25,000	52,500	59,000
Repayments of FHLB advances—long term	(13,500)	(8,500)	(12,042)
Proceeds from public offering	39,767	6,302	41,747
Proceeds from trust preferred issuance	—	20,000	—
Stock options exercised	797	498	144
Dividends on common stock	(244)	—	—
Dividends on preferred stock	—	—	(495)
Net cash provided by financing activities	205,316	223,942	164,503
Net increase (decrease) in cash and cash equivalents	13,181	10,325	(50,288)
Cash and cash equivalents at beginning of year	23,408	13,083	63,371
Cash and cash equivalents at end of year	$36,589	$23,408	$13,083
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$30,096	$15,124	$9,380
Cash paid for income taxes	3,456	135	80
Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$8,175

On June 9, 2005, the Company acquired all of the issued and outstanding common stock of Wilson/Bennett Capital Management, Inc. In conjunction with the acquisition, the following noncash changes to our financial condition occurred:

Fair value of non-cash assets acquired, primarily goodwill and intangibles	$6,296
Fair value of liabilities assumed	33
Common shares issued in acquisition	4,862

On July 7, 2004, the Company acquired all of the issued and outstanding membership interests of George Mason Mortgage, LLC. In conjunction with the acquisition, the following noncash changes to our financial condition occurred:

Fair value of non-cash assets acquired		$367,288
Fair value of liabilities assumed		351,923

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization

Cardinal Financial Corporation (the ”Company”) is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the “Bank”), a state chartered institution, which acquired George Mason Mortgage, LLC (“George Mason”), a mortgage banking company based in Fairfax, Virginia, on July 7, 2004. On June 9, 2005, the Company acquired Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm based in Alexandria, Virginia. These acquisitions are described in Note 3, Business Combinations. The Company also owns Cardinal Wealth Services, Inc., an investment services subsidiary.

(2) Summary of Significant Accounting Policies

(a) Use of Estimates

U.S. generally accepted accounting principles are complex and require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the Company’s financial statements relate to accounting for business combinations, the allowance for loan losses, derivative investments and hedging activities and the valuation of deferred tax assets. Actual results could differ from those estimates.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(c) Accounting for Business Combinations

The acquisitions of Wilson/Bennett and George Mason were accounted for as purchases as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The purchase method requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recorded as goodwill.

(d) Cash and Cash Equivalents

For the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks and federal funds sold.

(e) Investment Securities

The Company classifies its investment securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale.

Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are carried at estimated fair value. Unrealized gains and losses, net of applicable tax, on available-for-sale securities are reported in other comprehensive income (loss).

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of individual securities below their cost that are deemed other than temporary are treated as realized losses, resulting in the establishment of a new cost basis for the security.

Premiums and discounts are recognized in interest income using the effective interest method. Prepayments of the mortgages securing mortgage-backed securities may affect the anticipated maturity date and, therefore, the yield to maturity. The Company uses actual principal prepayment experience and estimates of future principal prepayments in calculating the yield necessary to apply the effective interest method.

(f) Loans Held for Sale

Loans originated and intended for sale into the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate loan basis. Estimated fair value is determined by outstanding commitments from investors. Net unrealized losses, if any, are recognized through a valuation allowance by charges to operations. The carrying amount of loans held for sale includes principal balances, valuation allowances, origination premiums or discounts and fees and direct costs that are deferred at the time of origination.

(g) Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, and net of the allowance for loan losses and deferred fees and costs. Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yield using the payment terms required by the loan contract.

Loans are generally placed into non-accrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in non-accrual status until the loan is current as to payment of both principal and interest or past-due less than 90 days and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company’s policy not to record interest income on non-accrual loans until principal has become current.

The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. An impaired loan is measured at the present value of its expected future cash flows discounted at the loan’s coupon rate, or at the loan’s observable market price or fair value of the collateral if the loan is collateral dependent.

The allowance for loan losses is increased by provisions for loan losses and recoveries of previously charged-off loans, and decreased by loan charge-offs.

The Company maintains the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrowers. Unusual and infrequently occurring events, such as hurricanes and other

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

weather-related disasters, may impact the assessment of possible credit losses. As a part of this analysis, the Company uses comparative peer group data and qualitative factors, such as levels of and trends in delinquencies and non-accrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support estimates.

For purposes of this analysis, the Company categorizes loans into one of five categories: commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer loans. In the absence of meaningful historical loss factors, peer group loss factors are applied and are adjusted by the qualitative factors mentioned above. The indicated loss factors resulting from this analysis are applied to each of the five categories of loans. In addition, the Company individually assigns loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. Since the Company has limited historical data on which to base loss factors for classified loans, the Company applies, in accordance with regulatory guidelines, a 5% loss factor to all loans classified as special mention, a 15% loss factor to all loans classified as substandard and a 50% loss factor to all loans classified as doubtful. Loans classified as loss loans are fully reserved or charged off.

In addition, various regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2005 and 2004 is a reasonable estimate of known and inherent losses in the loan portfolio at these dates.

(h) Premises and Equipment

Land is carried at cost. Premises, furniture, equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation of premises, furniture and equipment is computed using the straight-line method over estimated useful lives from 3 to 25 years. Amortization of leasehold improvements is computed using the straight-line method over the useful lives of the improvements or the lease term, whichever is shorter. Purchased computer software which is capitalized is amortized over estimated useful lives of one to three years. Internally developed software is expensed.

(i) Goodwill and Other Intangibles

Goodwill, which represents the excess of the purchase price over fair value of net assets acquired, is not amortized but is evaluated at least annually for impairment by comparing its fair value with its recorded amount. An impairment loss is recognized to the extent that the carrying amount exceeds fair value.

The Company performs an annual impairment evaluation of the goodwill associated with George Mason and Wilson/Bennett reporting units in the quarter that the purchase occurred, or more frequently as circumstances warrant. No impairment was indicated in 2005 or 2004. The Company also has amortizable intangible assets. These intangible assets are being amortized on a straight-line basis over their estimated useful lives from three to ten years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(j) Gain on Sale of Loans

Gains or losses on the sale of loans are recognized at the date of settlement and are based on the difference between the selling price and the carrying amounts of the loans sold, which include deferred fees and direct origination costs.

(k) Management Fee Income

Management fee income represents income earned for the management and operational support provided by George Mason to other mortgage banking companies (the “managed companies”) which are generally owned by local homebuilders. The relationship of George Mason to these managed companies is solely as service provider and there is no fiduciary relationship. Fees earned by George Mason are accrued based on contractual arrangements with each of the managed companies and are generally determined as a percentage of the managed company’s net income before income taxes.

(l) Investment Fee Income

Investment fee income represents commissions paid by customers of Cardinal Wealth Services, Inc. and asset management fees paid by the customers of Wilson/Bennett for investment services. Fees are recognized in income as they are earned.

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

When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance. The amount of any valuation allowance established is based upon an estimate of the deferred tax asset that is more likely than not to be recovered. Increases or decreases in the valuation allowance result in increases or decreases to the provision for income taxes.

(n) Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the periods, including shares which will be issued to settle liabilities of the deferred compensation plans. Diluted earnings per share reflects the impact of dilutive potential common shares that would have been outstanding if common stock equivalents had been issued, as well as any adjustment to income that would result from the assumed issuance. Common stock equivalents that may be issued by the Company relate primarily to outstanding stock options, and the dilutive potential common shares resulting from outstanding stock options are determined using the treasury stock method. Common stock equivalents for diluted earnings per share purposes also includes common shares which may be issued, but are not required to be issued, to settle the Company’s obligations under its deferred compensation plans.

(o) Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the statement of condition at their fair values.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In the normal course of business, the Company enters into contractual commitments, including rate lock commitments, to finance residential mortgage loans. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to residential mortgage loans intended to be sold are considered derivatives and are marked to market through earnings.

To mitigate the effect of interest rate risk inherent in providing rate lock commitments, the Company economically hedges its commitments by entering into best efforts delivery forward loan sales contracts. During the rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges under SFAS No. 133, as amended. Changes in the fair values of loan commitments and changes in the fair values of forward sales contracts generally move in opposite directions and the net impact of the changes in these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and the Company records a loan held for sale and continues to be obligated under the same forward loan sales contract. Loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Prior to October 1, 2005, the changes in value of the forward loan sales contracts from the date the loan closed to the date it was sold to an investor were marked to market through earnings.

On October 1, 2005, the Company began designating its forward sales contracts as hedges to mitigate the variability in cash flow to be received from the sale of mortgage loans. We contemporaneously document the hedging relationship including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness. We designate each forward loan sale agreement as a cash flow hedge of a specific loan held for sale. For derivatives designated as cash flow hedges, the fair value adjustments are recorded as a component of other comprehensive income except for the ineffective portion which is recorded through the income statement.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in anticipated cash flows of the loans held for sale.

In situations in which hedge accounting is discontinued, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is probable an anticipated loan sale will not occur, the Company recognizes immediately in earnings any gains and losses that were accumulated in other comprehensive income.

(p) Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of grant.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At December 31, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 16. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plans. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation plans.

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income available to common shareholders as reported	$9,876	$3,469	$5,659
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of related tax	(4,066)	(1,427)	(547)
Pro forma net income	$5,810	$2,042	$5,112
Earnings per common share:
Basic—as reported	$0.45	$0.19	$0.55
Basic—pro forma	0.26	0.11	0.50
Diluted—as reported	0.44	0.19	0.54
Diluted—pro forma	0.26	0.11	0.45

Total stock-based compensation expense for 2005 reflects the immediate vesting attributes of the stock options that were granted during 2005.

The weighted average per share fair values of grants made in 2005, 2004 and 2003 were $4.73, $3.11 and $2.13, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2005	2004	2003
Estimated option life	5.75 years	10 years	10 years
Risk free interest rate	4.30%	4.07%	3.98%
Expected volatility	43.1%	11.8%	11.8%
Expected dividend yield	0.00%	0.00%	0.00%

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payments: An Amendment of FASB Statements 123 and 95. This statement requires that companies recognize in the income statement the fair value of stock options and other equity based compensation. It is required to be applied by the Company beginning January 1, 2006. This statement requires that stock awards be classified as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value as of each reporting date. The Company will adopt SFAS No. 123R using the modified prospective application method which requires, among other things, recognition of compensation costs for all awards outstanding at January 1, 2006 for which the requisite service has not been rendered. The Company estimates that this new standard will result in an increase in pretax expense of approximately $200,000 in 2006 based on the current stock options outstanding.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Additional expense would be recorded for any future stock option grants and will be reduced by future option forfeitures.

On October 19, 2005, the Company’s board of directors authorized that any outstanding, unvested options that were or became “underwater” (i.e., their per share exercise price is greater than the market price) before December 31, 2005 be amended to become fully vested. This modification resulted in the immediate vesting of 54,000 stock options which were held by employees of the Company. The options that vested had exercise prices ranging from $9.58 to $11.15. On October 19, 2005, the market value of the Company’s common stock was $9.81. This modification did not result in the recognition of expense in 2005 because the options had no intrinsic value at the grant date or on the date of modification. Vesting of these options was accelerated to eliminate the need to recognize the remaining fair value compensation expense associated with these options following the adoption of SFAS No. 123R. The amount of compensation expense related to these options that would have been recognized in the financial statements after the Company’s implementation of SFAS No. 123R, assuming no forfeitures, was $127,000.

(q) Deferred Compensation Plans

In January 2005, the Company began deferred compensation plans for its directors and certain employees. Under the directors’ plan, a director may elect to defer all or a portion of any director-related fees including fees for serving on board committees. Under the employees’ plan, certain employees may defer all or a portion of their compensation including any bonus or commission compensation. Director and employee deferrals, other than employees of George Mason, are matched 50% by the Company. Deferrals made by employees of George Mason are not eligible for the Company match. The amount of the Company match is deemed invested in Company common stock which vests immediately for the directors and after four years for employees. The maximum Company match per employee is $50,000 per year and $10,000 per year per director. Expense relating to the plans was $52,000 in 2005 and is included in salaries and benefits expense in the consolidated statements of income.

(r) Reclassifications

Certain amounts for 2004 and 2003 have been reclassified to conform to the presentation for 2005.

(3) Business Combinations

Wilson/Bennett

On June 9, 2005, the Company acquired Wilson/Bennett Capital Management, Inc. for $1.5 million in cash and 611,111 shares of its common stock. The primary shareholder of Wilson/Bennett at the time of its acquisition by the Company was, and continues to be, a member of the Company’s board of directors. The Company has entered into an employment agreement with this person which ends on April 30, 2008, with automatic one-year renewals beginning on that date and each April 30 thereafter unless notice of non-renewal is provided by either party.

The common stock utilized to complete this transaction is newly issued by the Company, is not registered with the Securities and Exchange Commission (the “SEC”), and therefore cannot be sold until so registered unless it is sold pursuant to an exemption from such registration. The owners of the shares will be permitted to resell them under Rule 144 of the Securities Act after holding them for one year. The trading restriction will completely lapse after two years. Because of this trading restriction, the Company

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

has valued for purchase accounting purposes the 611,111 restricted shares at 89% of the fair market value of its unrestricted shares, or $4.9 million.

The operating results of Wilson/Bennett are included in the Company’s consolidated operating results and the investment services segment information since the date of acquisition and are not material to consolidated operating results and, therefore, no pro forma information relating to this acquisition is presented. The acquisition resulted in the recognition of the following intangible assets which are being amortized on a straight-line basis over the periods indicated:

Employment/non-compete agreement—$698,000 (4 years)
Trade name intangible—$46,000 (3 years)
Purchased customer relationships—$1,858,000 (10 years)

The transaction also resulted in the recognition of goodwill of $3.5 million. The Company used the assistance of an independent valuation consultant to determine the value assigned to identifiable amortizable intangibles.

Due to the trading restriction described above, the Company has agreed to provide certain demand registration rights with respect to the 611,111 common shares issued. The owners of these shares have the right to make one written request to the Company for the registration of one-third of the shares under the Securities Act of 1933, as amended, to permit the resale of the shares. In the event that a change of control of the Company occurs, or the Company’s employment of its current chief executive officer terminates, both as described in the registration rights agreement, then the registration rights would cover all the shares. The Company has the option to repurchase any such shares following the receipt of a written request for registration from the shareholders. The purchase price has been decreased by the estimated cost to register these shares with the SEC.

For federal income tax purposes, the Wilson/Bennett goodwill and intangibles are deductible over a 15 year period.

George Mason Mortgage, LLC

On July 7, 2004, the Bank acquired George Mason, in a cash transaction for $17.0 million. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through nine branches located throughout the metropolitan Washington, D.C. region. This transaction was also accounted for as a purchase and George Mason’s assets and liabilities were recorded at fair value as of the purchase date. George Mason’s operating results are included in the consolidated operating results and mortgage banking segment information since the date of acquisition. This transaction resulted in the recognition of $12.9 million of goodwill and $1.7 million of other intangible assets. George Mason’s primary sources of revenue include net interest income earned on loans held for sale, gain on sales of loans and management fees earned. Loans are made pursuant to purchase commitments and are sold servicing released. The Bank purchased George Mason primarily to diversify its sources of income and increase non-interest income and be a source of residential loans for its loans receivable portfolio.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)

Assets Acquired
Cash and cash equivalents	$1,778
Loans held for sale, net	341,934
Loans receivable, net	429
Premises and equipment, net	2,289
Goodwill	12,941
Identifiable intangible assets	1,781
Other assets	7,914
Total assets acquired	369,066
Liabilities Assumed
Warehouse financing	335,584
Other liabilities	16,339
Total liabilities assumed	351,923
Net assets acquired	$17,143

The following unaudited pro forma condensed financial information presents the results of operations of the Company as if George Mason had been acquired on January 1, 2003.

	For the Years Ended
	December 31,
	2004	2003
	(In thousands)
Net interest income	$28,674	$27,501
Non-interest income	28,254	33,275
Provision for loan losses	1,627	1,000
Non-interest expense	45,019	36,701
Net income before income taxes	10,282	23,075
Provision for income taxes	3,228	2,237
Net income	$7,054	$20,838
Earnings per common share—basic	$0.38	$2.04
Earnings per common share—diluted	$0.38	$1.82
Weighted-average common shares outstanding—basic	18,448	10,218
Weighted-average common shares outstanding—diluted	18,705	11,468

The 2003 proforma tax expense of $2.2 million includes the impact of a $3.5 million tax benefit associated with the Company’s recognition of deferred tax assets since the Company determined that it was more likely than not that these assets would be realized. See Note 11 for additional information.

The unaudited pro forma results of operations summarized above are not necessarily indicative of the results that would have occurred if the acquisition had been consummated on January 1, 2003.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

For federal income tax purposes, the George Mason goodwill and intangibles are deductible over a 15 year period.

In connection with the year-end financial reporting process for 2005, errors in the classification of certain items relating to the acquisition of George Mason and its subsequent operations in the statement of cash flows for the year ended December 31, 2004, were identified.  These errors related primarily to the following:

•       Loans held for sale by George Mason at the date of acquisition were reported as a use of cash (loans acquired) in operating activities, rather than as a noncash investing activity;

•       Cash paid to acquire the membership interests in George Mason was reported as a use of cash in operating activities (increase in goodwill and intangibles, net) rather than as a use of cash in investing activities; and

•       Post-acquisition repayments of the warehouse line of credit financing of George Mason that was assumed by the Company at the date of acquisition were not reported in financing activities.

The consolidated statement of cash flows for the year ended December 31, 2004 has been restated to reclassify these items. The reclassifications had no effect on the Company's consolidated statements of condition or income for 2004. The effects of the reclassifications are summarized as follows:

	As Reported	As Restated
Cash flows from operating activities:
Amortization of premises, discounts and intangibles	$2,025	$2,075
Loans held for sale originated	(2,181,655)	(1,839,721)
Increase in goodwill and intangibles, net	(14,672)	—
(Increase) decrease in accrued interest receivable, other assets, and deferred tax asset	(3,207)	6,485
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	12,289	(4,050)
Net cash used in operating activities	(362,332)	(12,323)
Cash flows from investing activities:
Purchase of premises and equipment	(10,666)	(8,377)
Net cash (paid) acquired in acquisition	1,778	(15,365)
Net increase in loans receivable, net of deferred fees and costs	(155,219)	(154,790)
Net cash used in investing activities	(186,869)	(201,294)
Cash flows from financing activities:
Repayments of warehouse financing assumed in acquisition	—	(335,584)
Net cash provided by financing activities	559,526	223,942

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(4) Investment Securities and Other Investments

The fair value and amortized cost of investment securities at December 31, 2005 and 2004 are shown below.

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$58,959	$2	$(550)	$58,411
Mortgage-backed securities	122,730	28	(4,198)	118,560
U.S. treasury securities	2,015	—	(31)	1,984
Total	$183,704	$30	$(4,779)	$178,955
Investment Securities Held-to-Maturity
U.S. government-sponsored agencies	$25,520	$—	$(714)	$24,806
Mortgage-backed securities	81,744	12	(2,349)	79,407
Corporate bonds	8,005	—	(193)	7,812
Total	$115,269	$12	$(3,256)	$112,025

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$6,000	$9	$(53)	$5,956
Mortgage-backed securities	145,300	121	(1,841)	143,580
U.S. treasury securities	2,031	—	(13)	2,018
Total	$153,331	$130	$(1,907)	$151,554
Investment Securities Held-to-Maturity
U.S. government-sponsored agencies	$25,517	$21	$(248)	$25,290
Mortgage-backed securities	104,431	222	(1,256)	103,397
Corporate bonds	8,005	5	(88)	7,922
Total	$137,953	$248	$(1,592)	$136,609

The fair value and amortized cost of investment securities by contractual maturity at December 31, 2005 are shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
After 1 year but within 5 years	$45,799	$45,248	$9,500	$9,172
After 5 years but within 10 years	15,175	15,147	13,020	12,698
After 10 years	—	—	11,005	10,748
Mortgage-backed securities	122,730	118,560	81,744	79,407
Total	$183,704	$178,955	$115,269	$112,025

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2005, 2004, and 2003, proceeds from sales of investment securities available-for-sale amounted to $4.9 million, $23.7 million, and $68.9 million, respectively. Gross realized gains in 2005, 2004, and 2003 amounted to $33,000, $250,000 and $1.4 million, respectively. Gross realized losses in 2004 were $5,000. There were no realized losses in 2005 or 2003.

The table below shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Less than 12 months		12 months or more		Total
Investment Securities Available-for-Sale	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
	(In thousands)
U.S. government-sponsored agencies	$42,370	$(414)	$2,865	$(136)	$45,235	$(550)
Mortgage-backed securities	23,444	(621)	92,677	(3,577)	116,121	(4,198)
U.S. treasury securities	—	—	1,984	(31)	1,984	(31)
Total temporarily impaired securities	$65,814	$(1,035)	$97,526	$(3,744)	$163,340	$(4,779)

	Less than 12 months		12 months or more		Total
Investment Securities Held-to-Maturity	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
	(In thousands)
U.S. government-sponsored agencies	$7,376	$(112)	$17,398	$(602)	$24,774	$(714)
Mortgage-backed securities	26,858	(483)	51,527	(1,863)	78,385	(2,346)
Corporate bonds	1,993	(8)	5,815	(188)	7,808	(196)
Total temporarily impaired securities	$36,227	$(603)	$74,740	$(2,653)	$110,967	$(3,256)

Investment securities with unrealized losses are investment grade securities. Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated temporary losses are not a result of permanent credit impairment. Mortgage-backed investment securities, which are the primary component of the unrealized losses in the investment securities portfolio, are primarily comprised of bonds issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA). The Company has the ability and intent to hold these investment securities to the point where their values recover or maturity.

Investment securities that were pledged to secure borrowed funds and other balances as required at December 31, 2005 and 2004 had carrying values of $224.9 million and $277.2 million, respectively.

	2005	2004
	(In thousands)
FHLB advances	$121,274	$169,133
Repurchase agreements	66,991	42,099
Debtor in possession and public deposits and TT&L payments	17,258	18,953
FRB discount window and TT&L note option	19,410	47,063
Total pledged investment securities	$224,933	$277,248

Other investments at December 31, 2005 include $6.4 million of Federal Home Loan Bank stock, and $63,000 of Community Bankers’ Bank stock.  At December 31, 2004, other investments included $7.4

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

million of Federal Home Loan Bank stock and $63,000 of Community Bankers’ Bank stock. As a member of the Federal Home Loan Bank of Atlanta, the Company’s banking subsidiary is required to hold stock in this entity. Stock membership in Community Bankers’ Bank allows the Company to participate in loan purchases and sales. In addition, included in other investments at December 31, 2005 and 2004 is the Company’s $619,000 investment in Cardinal Statutory Trust I. These investments are carried at cost since no active trading markets exist.

(5) Loans Receivable

The loan portfolio at December 31, 2005 and 2004 consists of the following:

	2005	2004
	(In thousands)
Commercial and industrial	$69,392	$56,512
Real estate—commercial	275,381	220,012
Real estate—construction	128,009	69,535
Real estate—residential	152,818	76,932
Home equity lines	75,048	60,408
Consumer	5,255	6,816
	705,903	490,215
Net deferred fees	(259)	(319)
Loans receivable, net of fees	705,644	489,896
Allowance for loan losses	(8,301)	(5,878)
Loans receivable, net	$697,343	$484,018

Substantially all of the Company’s loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. As a matter of regulatory restriction, the Company’s banking subsidiary limits the amount of credit extended to any single borrower or group of related borrowers. Loans in process at December 31, 2005 and 2004 were $440,000 and $423,000, respectively.

An analysis of the change in the allowance for loan losses follows:

	2005	2004	2003
	(In thousands)
Balance, beginning of year	$5,878	$4,344	$3,372
Provision for loan losses	2,456	1,626	1,001
Loans charged-off	(129)	(108)	(80)
Recoveries	96	16	51
Balance, end of year	$8,301	$5,878	$4,344

At December 31, 2005 and 2004, the Company had impaired loans of $214,000 and $547,000, respectively, which were on non-accrual status. These impairments had valuation allowances of $48,000 and $207,000 as of December 31, 2005 and 2004, respectively. The average balance of impaired loans was $329,000, $298,000 and $654,000 for 2005, 2004 and 2003, respectively. Additional interest income that would have been recorded had these loans been performing would have been $18,000 for 2005, $25,000 for 2004 and $39,000 for 2003. The interest income realized prior to these loans being placed on non-accrual

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

status for the years ended December 31, 2004 and 2003 was $21,000, and $1,000, respectively. No interest income was realized prior to these loans being placed on non-accrual status in 2005.

(6) Loans Held for Sale, Net

The loans held for sale portfolio at December 31, 2005 and 2004, consisted of the following:

	2005	2004
	(In thousands)
Residential	$295,813	$293,739
Construction-to-permanent	64,202	69,507
	360,015	363,246
Net deferred costs	1,653	2,208
Loans held for sale, net	$361,668	$365,454

Loans that are classified as construction-to-permanent are those loans that provide variable rate financing for customers to construct their residence. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market.

At December 31, 2005 and 2004, George Mason maintained a reserve of $116,000 and $75,000, respectively, for loans sold that paid off within a contractually agreed upon period, thereby requiring that George Mason refund part of the purchase price.

(7) Premises and Equipment

Components of premises and equipment at December 31, 2005 and 2004 were as follows:

	2005	2004
	(In thousands)
Land	$3,450	$2,748
Building	5,706	4,725
Furniture and equipment	12,622	9,648
Leasehold improvements	4,649	3,908
Total cost	26,427	21,029
Less accumulated depreciation and amortization	8,226	5,498
Premises and equipment, net	$18,201	$15,531

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $2.8 million, $1.8 million, and $1.0 million, respectively.

The Company has entered into operating leases for office space over various terms. The leases generally have options to renew and are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Minimum future rental payments under the noncancelable operating leases, as of December 31, 2005 were as follows:

Year ending December 31,	Amount
(In thousands)
2006	$3,904
2007	3,164
2008	2,201
2009	1,654
2010	465
Thereafter	1,001
$12,389

The total rent expense was $4.5 million, $3.2 million and $1.9 million in 2005, 2004 and 2003, respectively, and is recorded in occupancy expense in the consolidated statements of income.

The Company subleased excess office space. Future minimum lease payments under noncancellable subleasing arrangements as of December 31, 2005 were as follows:

Year ending December 31,	Amount
(In thousands)
2006	$357
2007	181
2008	142
2009	94
2010	97
Thereafter	380
$1,251

The total rent income was $602,000, $573,000 and $453,000 in 2005, 2004 and 2003, respectively, and is recorded as a reduction of occupancy expense in the consolidated statements of income.

(8) Deposits

Deposits consist of the following at December 31, 2005 and 2004:

	2005	2004
	(In thousands)
Non-interest-bearing demand deposits:
Demand deposits	$114,915	$105,424
Total non-interest-bearing demand deposits	114,915	105,424
Interest-bearing deposits:
Interest checking	84,481	150,112
Money market and statement savings	231,882	29,790
Certificates of deposit	638,594	538,884
Total interest-bearing deposits	954,957	718,786
Total deposits	$1,069,872	$824,210

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Interest expense by deposit categories is as follows:

	2005	2004	2003
	(In thousands)
Interest checking	$1,366	$2,016	$2,375
Money market and statement savings	4,503	213	243
Certificates of deposit	19,030	10,465	6,038
Total interest expense	$24,899	$12,694	$8,656

The aggregate amount of time deposits, each with a minimum denomination of $100,000 was $283.6 million and $225.3 million at December 31, 2005 and 2004, respectively.

Brokered certificates of deposits at December 31, 2005 and 2004 were $9.8 million and $86.7 million, respectively.

At December 31, 2005, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
2006	$424,575
2007	114,019
2008	83,017
2009	10,081
2010 and thereafter	6,902
$638,594

(9) Other Borrowed Funds

At December 31, 2005 and 2004, other borrowed funds consisted of the following:

	2005	2004
	(In thousands)
Fixed rate FHLB advances	$88,458	$81,958
Variable rate FHLB advances	—	55,000
Repurchase agreements	41,170	30,357
Payable to Cardinal Statutory Trust I	20,619	20,619
Federal funds purchased	—	7,000
Treasury, Tax & Loan note option	5,174	6,151
Total other borrowed funds	$155,421	$201,085

The Company had fixed rate advances from the Federal Home Loan Bank of Atlanta (“FHLB”) of $88.5 million at December 31, 2005. These advances mature through 2014 and have interest rates ranging from 2.07% to 4.31%. At December 31, 2004, the Company had $82.0 million in fixed rate advances from the Federal Home Loan Bank of Atlanta with maturities through 2014 and interest rates ranging from 1.56% to 3.59%. The Company also had a variable rate advance from the FHLB of $55.0 million at December 31, 2004, which matured in 2005. The variable rate was based on the federal funds purchased rate and repriced daily. At December 31, 2004, the interest rate on this advance was 2.44%.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The contractual maturities of the fixed and variable rate advances at December 31, 2005 and 2004 were as follows:

At December 31, 2005
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
(In thousands)
Fixed Rate Credit	2.07%–2.58%	24–36 months	2006	$9,250
Expandable	4.12%	24 months	2007	5,000
Fixed Rate Credit	2.63%–3.59%	36–48 months	2007	17,750
Fixed Rate Credit	4.08%–4.31%	36 months	2008	10,000
Principal Reducing Credit	2.29%	60 months	2008	6,458
Convertible	2.91%–3.50%	60 months	2009	15,000
Convertible	3.72%	60 months	2010	5,000
Convertible	3.33%–3.47%	10 years	2014	20,000
Total FHLB Advances	3.27%			$88,458

At December 31, 2004
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
(In thousands)
Fixed Rate Credit	1.56%–1.83%	12–24 months	2005	$11,000
Daily Rate Credit	2.44%	12 months	2005	55,000
Fixed Rate Credit	2.07%–2.58%	24–36 months	2006	9,250
Fixed Rate Credit	2.63%–3.59%	36–48 months	2007	17,750
Principal Reducing Credit	2.29%	60 months	2008	8,958
Convertible	2.91%–3.50%	60 months	2009	15,000
Convertible	3.33%–3.47%	10 years	2014	20,000
Total FHLB Advances	2.68%			$136,958

The average balances of FHLB advances for the years ended December 31, 2005 and 2004 were $91.4 million and $94.8 million, respectively. The maximum amount outstanding at any month-end during the years ended December 31, 2005 and 2004 was $100.3 million and $137.0 million, respectively. Total interest expense on FHLB advances for the years ended December 31, 2005, 2004 and 2003 was $2.9 million, $2.3 million, and $654,000, respectively.

Securities sold under agreements to repurchase generally mature within one to four days, are reflected in the consolidated statements of financial condition at the amount of cash received, which is based on the fair value of the underlying securities. At December 31, 2005 and 2004 the Company had repurchase agreements of $41.2 million and $30.4 million, respectively. The weighted-average interest rate of these repurchase agreements was 1.41% and 0.75% at December 31, 2005 and 2004, respectively. The average balances of the repurchase agreements during 2005 and 2004 were $34.7 million and $27.3 million, respectively, and the maximum amount outstanding at any month-end during 2005 and 2004 was $41.2 million and $45.1 million, respectively.  Interest expense on repurchase agreements for 2005, 2004 and 2003 was $429,000, $180,000, and $72,000, respectively.

At December 31, 2004, the Company had outstanding federal funds purchased of $7.0 million. Interest expense on federal funds purchased in 2005, 2004 and 2003 was $216,000, $114,000 and $47,000, respectively. The Company also has a Treasury, Tax, & Loan (“TT&L”) note option with the Federal Reserve. At December 31, 2005 and 2004, the outstanding balance in the TT&L note option was $5.2

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

million and $6.2 million, respectively. Interest expense related to the TT&L note option in 2005 and 2004 was $91,000 and $23,000, respectively. There was no interest expense for the TT&L note option in 2003. The Company had a line of credit at the Federal Reserve discount window in the amount of $19.4 million at December 31, 2005, which was not utilized as of that date. Interest expense related to the discount window for 2004 was $28,000. There was no interest expense related to the discount window in 2005 or 2003.

In July 2004, the Company formed a new wholly-owned subsidiary, Cardinal Statutory Trust I (the “Trust”), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”). These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offering Rate) plus 2.40%, which adjusts quarterly. At December 31, 2005, the interest rate on trust preferred securities was 6.89%. These securities are redeemable at a premium through March 2008 and at par thereafter. The Company has guaranteed payment of these securities. The $20.6 million payable by the Company to the Trust is included in other borrowed funds. The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity under FASB Interpretation No. 46R Consolidation of Variable Interest Entities. The additional $619,000 that is payable by the Company to the Trust represents the Company’s capital investment in the Trust. The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank. Interest expense on the trust preferred securities in 2005 and 2004 was $1.2 million and $382,000, respectively.

The scheduled maturities of other borrowed funds at December 31, 2005 were as follows:

	2006	2007	2008	2009	2010 and thereafter
	(In thousands)
FHLB advances	$9,250	$22,750	$16,458	$15,000	$25,000
Repurchase agreements	41,170	—	—	—	—
Payable to Statutory Trust I	—	—	—	—	20,619
TT&L note option	5,174	—	—	—	—
	$55,594	$22,750	$16,458	$15,000	$45,619

(10) Loans Held for Sale Financing

George Mason and the Bank have a $150 million floating rate revolving credit and security agreement with a third party. The purpose of this credit facility is to fund residential mortgage loans at George Mason prior to their sale into the secondary market. The credit facility requires, among other things, that George Mason and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth requirements. The Company has guaranteed repayment of this debt. The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%. At December 31, 2005 and 2004, none of this line was utilized.

The same lender has also provided a $100 million facility that is utilized by George Mason to fund residential mortgage loans held for sale to this lender. The terms of this facility are substantially the same as the above-referenced revolving credit and security agreement and the cost of this facility is netted against interest earned on the loans pending settlement with the lender. Loans under this credit facility are considered sold when financed.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Interest expense related to George Mason’s warehouse financing was $109,000 and $228,000 for the years ended December 31, 2005 and 2004, respectively.

(11) Income Taxes

The Company and its subsidiaries file consolidated federal tax returns on a calendar-year basis. The Company recorded income tax expense of $5.2 million and $1.7 million for the years ended December 31, 2005 and 2004, respectively, and a benefit of $3.5 million during the year ended December 31, 2003.

The provision for income tax expense (benefit) is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes and is as follows:

	2005	2004	2003
	(In thousands)
Income tax at federal corporate rate	$5,115	$1,762	$900
Change in valuation allowance	(30)	97	(4,415)
Expected state tax benefit	—	(97)	—
Nondeductible expenses	15	17	7
Other	67	(66)	—
	$5,167	$1,713	$(3,508)

The components of income tax expense are as follows:

	2005	2004	2003
	(In thousands)
Included in net income:
Current
Federal	$5,178	$134	$—
Total current	5,178	134	—
Deferred
Federal	(11)	1,579	(3,508)
Total deferred	(11)	1,579	(3,508)
Total included in net income	$5,167	$1,713	$(3,508)
Included in shareholders’ equity:
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on investment securities available for sale	$(1,023)	$(344)	$1,057
Deferred tax benefit related to the change in the net unrealized loss on derivative instruments designated as cash flow hedges	(149)	—	—
Total included in shareholders’ equity	$(1,172)	$(344)	$1,057

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

	2005	2004
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,800	$1,944
Net operating loss carryforwards	735	2,166
Unrealized losses on investment securities
available-for-sale	1,627	604
Unrealized losses on derivative instruments designated
as cash flow hedges	149	—
Deferred compensation	943	—
Other	84	233
Total gross deferred tax assets	6,338	4,947
Less valuation allowance	(735)	(765)
Net deferred tax assets	5,603	4,182
Deferred tax liabilities:
Prepaid expenses	(90)	(86)
Depreciation	(207)	(650)
Loan origination costs	(331)	(208)
Goodwill and intangibles	(576)	—
Total gross deferred tax liabilities	(1,204)	(944)
Net deferred tax asset	$4,399	$3,238

Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance. Valuation allowances of $735,000 and $765,000 at December 31, 2005 and 2004, respectively, have been established for deferred tax assets. The valuation allowances relate primarily to the state portion of the net operating losses of the parent company and Cardinal Wealth Services, Inc. as realization is dependent upon generating future taxable income within those entities. Management believes that future operations of the Company will generate sufficient taxable income to realize the net deferred tax assets at December 31, 2005 and 2004.

The Company has used all of its federal net operating loss carryforwards as of December 31, 2005.

(12) Derivative Instruments and Hedging Activities

The Company is a party to forward loan sales contracts which are utilized to mitigate exposure to fluctuations in interest rates related to closed loans which are held for sale.

Beginning on October 1, 2005, the Company has designated these derivatives as cash flow hedges in accordance with SFAS No. 133, as amended. These hedges are recorded at fair value in the statement of condition as an other asset or other liability with a corresponding offset to accumulated other comprehensive income in shareholders’ equity. Amounts are reclassified from accumulated other

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

comprehensive income to the income statement in the period or periods that the related loan sale is reflected in income.

At December 31, 2005, accumulated other comprehensive income included an after tax unrealized loss of $288,000 related to forward loan sales contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at December 31, 2005 which is related to the Company’s cash flow hedges will be recognized in earnings during the first quarter of 2006. In 2005, the Company recorded a charge to earnings of $1,000 due to hedge ineffectiveness.

At December 31, 2005, the Company had $109.9 million in loan commitments and associated forward loan sales and had $279.0 million in forward loan sales and $279.0 million in loans held for sales contracts. At December 31, 2005, the derivative asset was $1.4 million and the derivative liability was $1.8 million.

As of December 31, 2004, the fair value of interest rate lock commitments was $(63,000), and the fair value of forward sale commitments was $587,000. These derivatives are recorded in other assets and other liabilities on the consolidated statement of condition at their fair values. At December 31, 2004, a basis adjustment of $(351,000) was recorded related to the closed loans held for sale and is included in loans held for sale, net in the consolidated statement of condition.

(13) Regulatory Matters

The Bank, as a state-chartered bank, is subject to the dividend restrictions established by the State Corporation Commission of the Commonwealth of Virginia. Under such restrictions, the Bank may not, without the prior approval of the Bank’s primary regulator, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 2005, there were approximately $10.3 million of accumulated earnings at the Bank which could be paid as dividends to the Company.

The Bank is required to maintain a minimum non-interest earning average reserve balance with the Federal Reserve Bank. The average amount of the required reserve was $100,000 for 2005.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires banking regulators to stratify banks into five quality tiers based upon their relative capital strengths and increase the regulation of the weaker institutions. The key measures of capital are: (1) total capital (Tier I capital plus the allowance for loan losses up to certain limitations) as a percent of total risk-weighted assets, (2) Tier I capital (as defined) as a percent of total risk-weighted assets (as defined), and (3) Tier I capital (as defined) as a percent of total average assets (as defined).

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The regulatory capital of the Company at December 31, 2005 and 2004 is as follows:

At December 31, 2005	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(In thousands)
Total capital to risk-weighted assets	$159,155	15.65%	$81,334	≥	8.00%	$101,668	≥	10.00%
Tier I capital to risk-weighted assets	150,742	14.83%	40,667	≥	4.00%	61,001	≥	6.00%
Tier I capital to average assets	150,742	10.71%	56,308	≥	4.00%	70,386	≥	5.00%

At December 31, 2004	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(In thousands)
Total capital to risk-weighted assets	$107,660	13.40%	$64,294	≥	8.00%	$80,368	≥	10.00%
Tier I capital to risk-weighted assets	101,670	12.65%	32,147	≥	4.00%	48,221	≥	6.00%
Tier I capital to average assets	101,670	8.83%	46,075	≥	4.00%	57,594	≥	5.00%

At December 31, 2005 and 2004, the Company and the Bank met all regulatory capital requirements and are considered “well-capitalized” from a regulatory perspective.

George Mason is also required to maintain defined capital levels under Department of Housing and Urban Development guidelines. At December 31, 2005 and 2004, George Mason maintained capital in excess of these required guidelines.

(14) Related-Party Transactions

Certain officers, directors, employees and/or their related business interests are loan customers in the ordinary course of business. These loans have been made on substantially the same terms as those prevailing at the time for comparable loans with non-related parties and do not involve more than normal risk of collectibility or present other unfavorable features.

Analysis of activity for loans to related parties follows:

	2005	2004
	(In thousands)
Balance, beginning of year	$22,076	$4,491
New loans	17,587	20,000
Loans paid off or paid down	(4,665)	(2,415)
Balance, end of year	$34,998	$22,076

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(15) Earnings Per Common Share

The following is the calculation of basic and diluted earnings per common share.

	2005	2004	2003
	(In thousands, except per share data)
Net income	$9,876	$3,469	$6,154
Dividends to preferred shareholders	—	—	495
Net income to common shareholders	$9,876	$3,469	$5,659
Weighted average shares for basic	22,104	18,448	10,218
Weighted average shares for diluted	22,454	18,705	11,468
Basic earnings per common share	$0.45	$0.19	$0.55
Diluted earnings per common share	$0.44	$0.19	$0.54

For 2005, 2004 and 2003, the dilutive potential common shares resulting from outstanding stock options added to the weighted average shares for the diluted earnings per common share calculation were 273,000, 257,000 and 227,000, respectively. Outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 22,998, and 9,000 at December 31, 2005 and 2003, respectively. There were no outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation at December 31, 2004. These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the years indicated.

For 2003, incremental shares from the assumed conversion of the Company’s convertible preferred stock included in the weighted average shares for the diluted earnings per common share calculation was 1,023,000 shares. There were no convertible preferred shares included in the weighted average shares for the diluted earnings per common share calculations for 2005 and 2004.

Basic earnings per share is impacted by the number of shares required to be issued under the Company’s various deferred compensation plans and diluted earnings per share is impacted by those common shares which may be, but are not required to, be issued under these plans. As a result of these deferred compensation plans, which were established in January 2005, 8,861 shares and 76,401 shares are included in weighted average shares for the basic and diluted earnings per share calculations, respectively, at December 31, 2005.

(16) 401(k) Plan

Employees who work twenty (20) hours or more a week and have been employed by the Company for a month can elect to participate in and make contributions into a 401(k) Plan. The Company contributes $0.50 for $1.00 of employee contributions up to a maximum of 3% of the employee’s contributions. Expense related to the Company’s match in 2005, 2004 and 2003 were $521,000, $286,000, and $106,000, respectively. Employees are immediately vested in the Company’s matching contribution.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(17) Director and Employee Stock Compensation Plans

In 1998, the Company adopted a stock option plan (the ”Plan”) pursuant to which the Company may grant up to 625,000 stock options to employees and members of the Company’s and its’ subsidiaries’ boards of directors.

In 2004, the shareholders approved the Company’s Amended and Restated 2002 Equity Compensation Plan (the “Equity Plan”). The Equity Plan authorizes the granting of options, which may either be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company. In 2005, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under this plan from 1,450,000 to 1,970,000.

Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Director stock options have ten year terms and vest and become fully exercisable immediately. Certain employee stock options have ten year terms and vest and become fully exercisable after 3 years. Other employee stock options have ten year terms and vest and become fully exercisable in 20% increments beginning as of the grant date. In addition, the Company has granted stock options to employees of the Company that have ten year terms and vest and become fully exercisable in 20% increments beginning after their first year of vesting. During 2005, certain stock options granted to employees have ten year terms and vest and become fully exercisable immediately.

Stock option activity during the three years ended December 31, 2005 was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	542,893	$4.22
Granted	376,000	5.07
Exercised	(32,523)	4.44
Forfeited	(38,933)	4.90
Balance at December 31, 2003	847,437	$4.57
Granted	537,018	8.71
Exercised	(114,063)	4.36
Forfeited	(39,904)	6.29
Balance at December 31, 2004	1,230,488	$6.34
Granted	1,210,245	10.06
Exercised	(113,977)	6.08
Forfeited	(57,535)	8.24
Balance at December 31, 2005	2,269,221	$8.29

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Information pertaining to stock options outstanding at December 31, 2005 and 2004 is as follows:

	At December 31, 2005
	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$2.41 - $3.56	230,506	6.1 years	$3.26	168,094	$3.26
$3.95 - $5.50	325,588	6.9 years	4.93	213,514	4.90
$6.38 - $8.28	274,382	7.7 years	8.05	214,861	8.05
$8.50 - $9.59	663,176	9.1 years	8.97	657,076	8.97
$9.78 - $11.15	775,569	9.4 years	10.69	775,569	10.69
Outstanding at year end	2,269,221	8.4 years	$8.29	2,029,114	$8.63

	At December 31, 2004
	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$2.41 - $3.56	247,756	7.1 years	$3.26	143,888	$3.27
$3.95 - $5.50	362,748	7.8 years	4.91	178,562	4.88
$6.38 - $7.25	100,857	2.5 years	6.84	87,657	6.84
$8.28 - $11.15	519,127	9.3 years	8.72	303,556	8.63
Outstanding at year end	1,230,488	7.9 years	$6.34	713,663	$6.39

At December 31, 2005 and 2004, additional shares available for stock option grants under both stock option plans were 55,148 and 687,858, respectively.

(18) Segment Reporting

In 2003, the Company operated and reported in two business segments, commercial banking and investment services. As of July 7, 2004, the Company began operating in a third business segment, mortgage banking, with the completion of its acquisition of George Mason.

The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment provides customers with various deposit products including demand deposit accounts, savings accounts and certificates of deposit. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis. The investment services segment provides investment services to businesses and individuals including financial planning and retirement/estate planning. Wilson/Bennett is included in the investment services segment since the date of its acquisition, June 9, 2005.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Information about the reportable segments and reconciliation of this information to the consolidated financial statements as of and for the years ended December 31, 2005, 2004 and 2003 follows:

At and for the Year Ended December 31, 2005:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
	(In thousands)
Net interest income	$32,171	$6,203	$—	$—	$(891)	$37,483
Provision for loan losses	2,456	—	—	—	—	2,456
Non-interest income	1,964	21,255	1,367	—	83	24,669
Non-interest expense	23,802	17,332	1,422	—	2,097	44,653
Provision for income taxes	2,764	3,413	(56)	—	(954)	5,167
Net income (loss)	$5,113	$6,713	$1	$—	$(1,951)	$9,876
Total Assets	$1,387,504	$376,618	$6,882	$(479,573)	$160,856	$1,452,287

At and for the Year Ended December 31, 2004:

	Commercial Banking	Mortgage Banking	Investment Services	Intersegment Elimination	Other	Consolidated
	(In thousands)
Net interest income	$21,753	$3,057	$—	$—	$(257)	$24,553
Provision for loan losses	1,626	—	—	—	—	1,626
Non-interest income	1,804	6,953	645	—	7	9,409
Non-interest expense	17,065	7,889	800	—	1,400	27,154
Provision for income taxes	1,628	698	(52)	—	(561)	1,713
Net income (loss)	$3,238	$1,423	$(103)	$—	$(1,089)	$3,469
Total Assets	$1,123,868	$392,241	$685	$(421,203)	$115,985	$1,211,576

At and for the Year Ended December 31, 2003:

	Commercial Banking	Investment Services	Intersegment Elimination	Other	Consolidated
	(In thousands)
Net interest income	$15,077	$—	$—	$96	$15,173
Provision for loan losses	1,001	—	—	—	1,001
Non-interest income	2,954	843	—	32	3,829
Non-interest expense	13,265	820	—	1,270	15,355
Provision for income taxes	(464)	(443)	—	(2,601)	(3,508)
Net income	$4,229	$466	$—	$1,459	$6,154
Total Assets	$630,415	$776	$(80,903)	$85,960	$636,248

The Company does not have operating segments other than those reported. Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment. The parent company’s most significant assets are its net investments in its operating subsidiaries. The parent company’s net interest income (loss) is comprised of interest income from short-term investments and interest expense on trust preferred securities.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(19) Financial Instruments with Off-Balance-Sheet Risk

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations. All standby letters of credit outstanding at December 31, 2005 are collateralized.

These instruments represent obligations of the Company to extend credit or guarantee borrowings and are not recorded on the consolidated statements of financial condition. The rates and terms of these instruments are competitive with others in the market in which the Company operates. Commitments to extend credit of $109.9 million as of December 31, 2005 are related to George Mason’s pipeline and are of a short term nature. Commitments to extend credit of $215.7 million primarily have floating rates as of December 31, 2005.

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

	2005	2004
	(In thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$325,571	$324,786
Standby letters of credit	7,012	5,159

The Company has not recorded a liability associated with standby letters of credit at December 31, 2005 and 2004 as such amounts were immaterial.

George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the purchase price. The reserves as of December 31, 2005 and 2004 were $116,000 and $75,000, respectively.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

The Company has guaranteed payment of the $20.0 million debt of Statutory Trust I and has also guaranteed repayment of any borrowing under George Mason’s $150 million line of credit.

(20) Disclosures of Fair Value of Financial Instruments

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

Although management uses its best judgment in estimating the fair value of financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts the Company would realize in a market transaction. Because of the wide range of valuation techniques and the numerous estimates and assumptions which must be made, it may be difficult to make reasonable comparisons between the Company’s fair value information and that of other banking institutions. It is important that the many uncertainties be considered when using the estimated fair value disclosures and that, because of these uncertainties, the aggregate fair value amount should not be construed as representative of the underlying value of the Company.

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

Loans Held for Sale, Net

Loans held for sale are carried at the lower of cost or market. The estimated fair value is based upon the related purchase price commitments from secondary market investors.

Loans Receivable, Net

In order to determine the fair market value for loans receivable, the loan portfolio was segmented based on loan type, credit quality and maturities. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on current carrying amounts. The fair values of other loans are estimated using discounted cash flow analyses, at interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Deposits

The fair values for demand deposits are equal to the carrying amount since they are payable on demand at the reporting date. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on CDs to a schedule of aggregated expected monthly maturities on time deposits.

Other Borrowed Funds

The fair value of other borrowed funds is estimated using a discounted cash flow calculation that applies interest rates currently available for loans with similar terms.

Derivative Instruments Related to Loans Held for Sale

Derivative instruments related to loans held for sale are carried at fair value.  Fair value is determined through quotes obtained from activity traded mortgage markets and, for rate lock commitments, is based upon the change in market interest rates between making the rate lock commitment and the loan closing and, for forward loan sales commitments, is based upon the change in market interest rates from entering into the forward loan sales contract and the sale of the loan to the investor.

Other Commitments to Extend Credit

The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other covenants or requirements. These commitments have expiration dates and generally expire within one year. Many commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of these instruments are competitive with others in the market in which the Company operates. The carrying amounts are reasonable estimates of the fair value of these financial instruments and are zero at December 31, 2005 and 2004.

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The fair values of financial instruments as of December 31, 2005 and 2004 are summarized as follows:

	December 31, 2005
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$36,589	$36,589
Investment securities and other investments	301,316	298,072
Loans held for sale, net	361,668	362,750
Loans receivable, net	705,644	698,149
Accrued interest receivable	4,185	4,185
Derivative asset	1,395	1,395
Financial liabilities:
Demand deposits	$114,915	$114,915
Interest checking	84,481	84,481
Money market and statement savings	231,883	231,883
Certificates of deposit	638,594	633,834
Other borrowed funds	155,421	152,915
Mortgage funding checks	41,635	41,635
Accrued interest payable	803	803
Derivative liability	1,789	1,789
Other:
Commitments to extend credit	$—	$—

	December 31, 2004
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$23,408	$23,408
Investment securities and other investments	297,617	296,273
Loans held for sale, net	365,454	367,824
Loans receivable, net	489,896	491,868
Accrued interest receivable	2,542	2,542
Derivative asset	587	587
Financial liabilities:
Demand deposits	$105,424	$105,424
Interest checking	150,112	150,112
Money market and statement savings	29,790	29,790
Certificates of deposit	538,884	534,090
Other borrowed funds	201,085	197,532
Warehouse financing	30,245	30,245
Mortgage funding checks	46,392	46,392
Accrued interest payable	1,038	1,038
Derivative liability	64	64
Other:
Commitments to extend credit	$—	$—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(21) Parent Company Only Financial Statements

The Cardinal Financial Corporation (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2005 and 2004
(In thousands)

	2005	2004
Assets
Cash and cash equivalents	$20,864	$10,557
Other investments	63	63
Investment in subsidiaries	137,973	99,905
Premises and equipment, net	1,185	1,308
Goodwill	134	22
Other assets	637	4,130
Total assets	$160,856	$115,985
Liabilities and Shareholders’ Equity
Debt to Cardinal Statutory Trust I	$20,619	$20,619
Other liabilities	(7,642)	261
Total liabilities	12,977	20,880
Total shareholders’ equity	$147,879	$95,105
Total liabilities and shareholders’ equity	$160,856	$115,985

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS
Years ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Income:
Net interest income (expense)	$(891)	$(257)	$96
Other income	83	7	32
Total income	(808)	(250)	128
Expense - general and administrative	2,097	1,400	1,270
Net loss before income taxes and equity in undistributed earnings of subsidiaries	(2,905)	(1,650)	(1,142)
Income tax benefit	(954)	(561)	(2,601)
Equity in undistributed earnings of subsidiaries	11,827	4,558	4,695
Net income	$9,876	$3,469	$6,154

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$9,876	$3,469	$6,154
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(11,827)	(4,558)	(4,695)
Depreciation	123	240	261
Increase in other assets and liabilities	(4,806)	(914)	(2,600)
Net cash used in operating activities	(6,634)	(1,763)	(880)
Cash flows from investing activities:
Capital investments in subsidiaries	(22,000)	(60,000)	(1,000)
Net change in premises and equipment	—	4	11
Net cash paid in acquisition	(1,379)	—	—
Net cash used in investing activities	(23,379)	(59,996)	(989)
Cash flows from financing activities:
Proceeds from public stock offerings	39,767	6,302	41,747
Proceeds from issuance of debt to Cardinal Statutory Trust I	—	20,000	—
Dividends on preferred stock	—	—	(495)
Dividends on common stock	(244)	—	—
Stock options exercised	797	498	144
Net cash provided by financing activities	40,320	26,800	41,396
Net increase (decrease) in cash and cash equivalents	10,307	(34,959)	39,527
Cash and cash equivalents at beginning of year	10,557	45,516	5,989
Cash and cash equivalents at end of year	$20,864	$10,557	$45,516
Supplemental schedule of noncash investing and financing activities:
Common shares issued in acqusition of Wilson/Bennett	$4,862	$—	$—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(22) Goodwill and Other Intangible Assets

See Note 3 for a description of recent acquisitions.

Information concerning amortizable intangibles at December 31, 2005 is as follows:

	Mortgage Banking		Investment Services		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Balances at December 31, 2003	$—	$—	$—	$—	$—	$—
2004 additions:
Customer relationship intangibles	1,781	49	—	—	1,781	49
Balances at December 31, 2004	1,781	49	—	—	1,781	49
2005 additions:
Customer relationship intangibles	—	198	1,858	104	1,858	302
Employment/non-compete agreement	—	—	698	98	698	98
Trade name	—	—	46	9	46	9
Balances at December 31, 2005	$1,781	$247	$2,602	$211	$4,383	$458

The aggregate amortization expense for 2005 and 2004 was $409,000 and $49,000, respectively. The estimated amortization expense for the next five years is as follows:

(In thousands)
2006	$574
2007	574
2008	565
2009	460
2010	384

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 were as follows:

	Commercial Banking	Mortgage Banking	Investment Services	Total
	(In thousands)
Balance at December 31, 2003	$22	$—	$—	$22
2004 additions:
Goodwill attributable to George Mason acquisition	—	12,941	—	12,941
Balance at December 31, 2004	22	12,941	—	12,963
2005 additions:
Goodwill attributable to Wilson/Bennett acquisition	—	—	3,614	3,614
Balance at December 31, 2005	$22	$12,941	$3,614	$16,577

The Company evaluates impairment of goodwill annually. The evaluation of goodwill did not result in impairment losses in 2005 and 2004.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(23) Other Operating Expenses

The following shows the composition of other operating expenses for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(In thousands)
Stationary and supplies	1,551	965	387
Advertising and marketing	1,993	1,613	913
Other taxes	1,422	548	390
Travel and entertainment	763	427	138
Bank operations	860	676	635
Premises and equipment	1,400	800	351
Miscellaneous	1,700	797	811
Total non-interest expense	$9,689	$5,826	$3,625

(24) Subsequent Events

On February 9, 2006, the Company completed its the acquisition of certain fiduciary and other assets and assumption of the deposit liabilities of FBR National Trust Company, a subsidiary of Friedman, Billings, Ramsey Group, Inc. The Company will act as trustee or custodian for assets under management in excess of $5 billion as a result of this transaction.

In the ordinary course of operations, the Company, from time to time, becomes party to various legal proceedings. The following is a discussion of certain immaterial legal proceedings that are outside the normal course of business.

On February 1, 2006, the Bank was served a subpoena by the Commonwealth of Virginia Prince William County Circuit Court in the matter of Green Village Concrete, Inc. versus Jorge Rafael Vasquez et al. The Bank is one of several named defendants and the plaintiff alleges that, among other things, the Bank was negligent in cashing forged and unsigned checks and allowing unauthorized automated clearing house (ACH) transactions from the plaintiff’s checking account at the Bank.

On February 3, 2006, a commission-based former loan officer of George Mason filed suit in the United States District Court for the District of Maryland, alleging improper compensation for overtime hours worked and failure to pay the minimum hourly wage in weeks when no commissions were earned.

The Company has retained legal counsel to advise it on both of these matters. Both of these matters are still in the factual discovery phase. Based upon information currently available to the Company, management believes that losses related to these suits, if any, will not be significant. It is the Company’s intention to vigorously defend itself against these claims.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in the Company’s independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on management’s assessment, management believes that as of December 31, 2005, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 61 hereof.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the information contained in the “Election of Directors” section and under the headings “Executive Officers and Significant Officers” and “The Committees of the Board of Directors—Audit Committee,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.                 Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Officer Compensation,” “Stock Options” and “Employment Agreements” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.   Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information.   The following table sets forth information as of December 31, 2005, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Shareholders
1999 Stock Plan	372,207	$4.60	14,838
2002 Equity Compensation Plan	1,897,014	$9.01	44,499
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—
Total	2,269,221	$8.29	59,337

(1)           Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)           The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13.                 Certain Relationships and Related Transactions

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Fees of Independent Public Accountants” and “Audit Committee Pre-Approval Policies and Procedures” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)           (1) and (2) The response to this portion of Item 15 is included in Item 8.

(3)   Exhibits

2.1

Membership Interest Purchase Agreement dated as of June 8, 2004 by and among Cardinal Bank, N.A. and United Bank (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated July 7, 2004).

2.2

Amendment to Membership Interest Purchase Agreement dated as of July 7, 2004 by and between Cardinal Bank, N.A. and United Bank (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K dated July 7, 2004).

2.3

Agreement and Plan of Share Exchange between Wilson/Bennett Capital Management, Inc. and Cardinal Financial Corporation, dated as of April 29, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005).

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).
10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and F. Kevin Reynolds (incorporated by reference to Exhibit 10.4 to the Form SB-2).
10.3	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).
10.4	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).
10.5

Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated as of April 22, 2005 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, Registration No. 333-123511).

10.6	Employment Agreement, dated as of June 8, 2005, between Cardinal Financial Corporation and John W. Fisher.
10.7	Registration Rights Agreement, dated as of June 8, 2005, between Cardinal Financial Corporation, John W. Fisher and James B. Moloney.
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

(b)          Exhibits

See Item 15(a)(3) above.

(c)           Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
March 6, 2006	By:	/s/ BERNARD H. CLINEBURG
	Name:	Bernard H. Clineburg
	Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2006.

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
2.1

Membership Interest Purchase Agreement dated as of June 8, 2004 by and among Cardinal Bank, N.A. and United Bank (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated July 7, 2004).

2.2

Amendment to Membership Interest Purchase Agreement dated as of July 7, 2004 by and between Cardinal Bank, N.A. and United Bank (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K dated July 7, 2004).

2.3

Agreement and Plan of Share Exchange between Wilson/Bennett Capital Management, Inc. and Cardinal Financial Corporation, dated as of April 29, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005).

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).
10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and F. Kevin Reynolds (incorporated by reference to Exhibit 10.4 to the Form SB-2).
10.3	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).
10.4	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).
10.5

Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated as of April 22, 2005 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, Registration No. 333-123511).

10.6	Employment Agreement, dated as of June 8, 2005, between Cardinal Financial Corporation and John W. Fisher.
10.7	Registration Rights Agreement, dated as of June 8, 2005, between Cardinal Financial Corporation, John W. Fisher and James B. Moloney.
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.