Form 10-Q
period 2006-03-31
CARDINAL FINANCIAL CORP
filed 2006-05-09
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number: 0-24557

CARDINAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1874630 (I.R.S. Employer Identification No.)

8270 Greensboro Drive, Suite 500 McLean, Virginia (Address of principal executive offices)	22102 (Zip Code)

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

24,367,075 shares of common stock, par value $1.00 per share, outstanding as of April 30, 2006

CARDINAL FINANCIAL CORPORATION

INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements:

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2006 and December 31, 2005

(In thousands, except share data)

			March 31,	December 31,
Assets			2006	2005
			(Unaudited)
Cash and due from banks			$29,757	$16,514
Federal funds sold			32,760	20,075
Total cash and cash equivalents			62,517	36,589

Investment securities available-for-sale			220,813	178,955
Investment securities held-to-maturity (market value of $106,879 and $112,025 at March 31, 2006 and December 31, 2005, respectively)			110,541	115,269
Total investment securities			331,354	294,224

Other investments			7,783	7,092
Loans held for sale, net			300,194	361,668
Loans receivable, net of deferred fees and costs			730,003	705,644
Allowance for loan losses			(8,520)	(8,301)
Loans receivable, net			721,483	697,343

Premises and equipment, net			18,046	18,201
Deferred tax asset			5,072	4,399
Goodwill and intangibles, net			20,696	20,502
Accrued interest receivable and other assets			14,574	12,269
Total assets			$1,481,719	$1,452,287
Liabilities and Shareholders’ Equity
Non-interest bearing deposits			$114,618	$114,915
Interest bearing deposits			957,339	954,957
Other borrowed funds			173,543	155,421
Mortgage funding checks			52,077	41,635
Escrow liabilities			6,297	11,013
Accrued interest payable and other liabilities			28,016	26,467
Total liabilities			1,331,890	1,304,408
Common stock, $1 par value	2006	2005
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	24,367,075	24,362,685

			24,367	24,363
Additional paid-in capital			132,184	132,150
Accumulated deficit			(2,918)	(5,269)
Accumulated other comprehensive loss			(3,804)	(3,365)
Total shareholders’ equity			149,829	147,879
Total liabilities and shareholders’ equity			$1,481,719	$1,452,287

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2006 and 2005
(In thousands, except per share data)
(Unaudited)

	2006	2005
Interest income:
Loans receivable	$11,505	$7,280
Loans held for sale	4,278	3,358
Federal funds sold	649	61
Investment securities available-for-sale	2,064	1,431
Investment securities held-to-maturity	1,125	1,307
Other investments	89	54
Total interest income	19,710	13,491

Interest expense:
Deposits	7,792	4,677
Other borrowed funds	1,523	992
Total interest expense	9,315	5,669
Net interest income	10,395	7,822

Provision for loan losses	250	549
Net interest income after provision for loan losses	10,145	7,273

Non-interest income:
Service charges on deposit accounts	369	280
Loan service charges	623	626
Investment fee income	681	159
Net gain on sales of loans	2,776	3,581
Management fee income	418	524
Other income	337	13
Total non-interest income	5,204	5,183

Non-interest expense:
Salary and benefits	5,931	4,870
Occupancy	1,208	1,046
Professional fees	507	474
Depreciation	749	680
Data processing	325	508
Telecommunications	310	333
Amortization of intangibles	145	49
Other operating expenses	2,257	2,135
Total non-interest expense	11,432	10,095
Net income before income taxes	3,917	2,361

Provision for income taxes	1,323	749
Net income	$2,594	$1,612
Earnings per common share - basic	$0.11	$0.09
Earnings per common share - diluted	$0.10	$0.09
Weighted-average common shares outstanding - basic	24,387	18,525
Weighted-average common shares outstanding - diluted	25,042	18,830

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months ended March 31, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005

Net income	$2,594	$1,612
Other comprehensive income:
Unrealized loss on available-for-sale investment securities:
Unrealized holding loss arising during the period, net of tax benefit of $383 in 2006 and $728 in 2005	(723)	(1,447)

Unrealized gain on derivative instruments designated as cash flow hedges, net of tax of $146 in 2006	284	—

Comprehensive income	$2,155	$165

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended March 31, 2006 and 2005
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total
Balance, December 31, 2004	18,463	$18,463	$92,868	$(15,145)	$(1,081)	$95,105

Stock options exercised	68	68	392	—	—	460

Change in accumulated other comprehensive loss	—	—	—	—	(1,447)	(1,447)

Net income	—	—	—	1,612	—	1,612
Balance, March 31, 2005	18,531	$18,531	$93,260	$(13,533)	$(2,528)	$95,730

Balance, December 31, 2005	24,363	$24,363	$132,150	$(5,269)	$(3,365)	$147,879

Stock options exercised	4	4	34	—	—	38

Dividends on common stock	—	—	—	(243)	—	(243)

Change in accumulated other comprehensive loss	—	—	—	—	(439)	(439)

Net income	—	—	—	2,594	—	2,594
Balance, March 31, 2006	24,367	$24,367	$132,184	$(2,918)	$(3,804)	$149,829

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$2,594	$1,612
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	749	680
Amortization of premiums, discounts and intangibles	365	450
Provision for loan losses	250	549
Loans held for sale originated and acquired	(673,469)	(883,678)
Proceeds from the sale of loans held for sale	737,719	885,931
Gain on sale of loans held for sale	(2,776)	(3,581)
Loss on sale of other assets	2	—
Increase in accrued interest receivable, other assets, and deferred tax asset	(2,222)	(4,014)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	(7,787)	10,238

Net cash provided by operating activities	55,425	8,187

Cash flows from investing activities:
Purchase of premises and equipment	(558)	(2,532)
Proceeds from sale of other investments	—	3,609
Purchase of investment securities available-for-sale	(17,794)	(12,964)
Purchase of mortgage-backed securities available-for-sale	(26,545)	(8,432)
Purchase of other investments	(691)	(3,120)
Redemptions of investment securities available-for-sale	5,767	7,183
Redemptions of investment securities held-to-maturity	4,612	4,319
Net cash paid in acquisition	(342)	—
Net increase in loans receivable, net of deferred fees and costs	(24,390)	(42,406)

Net cash used in investing activities	(59,941)	(54,343)

Cash flows from financing activities:
Net increase in deposits	2,085	70,661
Net increase (decrease) in other borrowed funds	13,122	(10,745)
Net decrease in warehouse financing	—	(30,245)
Net increase in mortgage funding checks	10,442	27,871
Proceeds from FHLB advances - long term	5,000	—
Repayments of FHLB advances - long term	—	(1,625)
Stock options exercised	38	460
Dividends on common stock	(243)	—

Net cash provided by financing activities	30,444	56,377

Net increase in cash and cash equivalents	25,928	10,221

Cash and cash equivalents at beginning of period	36,589	23,408

Cash and cash equivalents at end of period	$62,517	$33,629

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,490	$5,659
Cash paid for income taxes	3,090	50

Supplemental schedule of noncash investing and financing activities:
Unsettled purchased investment securities available-for-sale	$12,668	—

On February 9, 2006, the Company acquired certain fiduciary and other assets and assumed the liabilities of FBR National Trust Company. In conjunction with the acquisition, the following noncash changes to our financial condition occurred:

Fair value of non-cash assets acquired	$507
Fair value of liabilities assumed	127

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the ”Company”) is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the “Bank”), a state-chartered institution. On July 7, 2004, the Bank acquired George Mason Mortgage, LLC (“George Mason”), a mortgage banking company based in Fairfax, Virginia. On June 9, 2005, the Company acquired Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm based in Alexandria, Virginia. The Company also owns Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary. As described in Note 4, on February 9, 2006, the Bank acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

Note 2

Summary of Significant Accounting Policies

As a result of the acquisition of certain fiduciary and other assets and the assumption of certain liabilities of FBR National Trust Company as described in Note 4, the Company adopted an accounting policy for recognition of trust services revenue as follows:

Trust services revenue is recognized in the period earned in accordance with contractual rates and is recognized in the consolidated statements of income as a component of investment fee income. Revenue is generally determined based upon the fair value of assets under management or custody at the end of the period.

Note 3

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Shared-Based Payment.  This statement requires that companies recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. The statement also requires stock awards to be classified as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. All of the Company’s stock options are classified as equity awards.

The Company has adopted SFAS No. 123R using the modified prospective application method, which requires, among other things, recognition of compensation costs for all awards outstanding at January 1, 2006 for which the requisite service had not been rendered. Total compensation cost charged against income as a result of the adoption of SFAS No. 123R for the three months ended March 31, 2006 was $62,000. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $22,000 for the three months ended March 31, 2006.

The Company estimates that this new standard will result in an increase in pretax expense of approximately $304,000 in 2006 based on the current number of stock options outstanding. Additional expense would be recorded for any future stock option grants and expense would be reduced by estimated option forfeitures.

At March 31, 2006, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options with respect to up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or performance share awards to directors, eligible officers and key employees of the Company. During 2006, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 1,970,000 to 2,420,000. See also Note 10.

Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Director stock options have ten year terms and vest and become fully exercisable at the grant date. Certain employee stock options have ten year terms and vest and become fully exercisable after three years. Other employee stock options have ten year terms and vest and become fully exercisable in 20% increments beginning as of the grant date. In addition, the Company has granted stock options to employees of the Company that have ten year terms and vest and become fully exercisable in 20% increments beginning after their first year of vesting. During 2005, certain stock options granted to employees had ten year terms and vested and became fully exercisable immediately.

The following table illustrates the effect on net income and earnings per share of common stock as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for the three months ended:

(In thousands, except per share data)
March 31,
2005
Net income, as reported	$1,612
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(2,212)
Pro forma net loss	$(600)

Earnings (loss) per share:
Basic - as reported	$0.09
Basic - pro forma	(0.03)
Diluted - as reported	0.09
Diluted - pro forma	(0.03)

There were options to purchase 494,735 shares of common stock granted during the three months ended March 31, 2005. Of those grants, 486,735 immediately vested on the grant date. Total pro forma stock-based employee compensation expense for the three months ended March 31, 2005 reflects the immediate vesting attributes of these stock option grants.

The weighted average per share fair values of stock option grants made during the three months ended March 31, 2006 and 2005 were $5.80 and $6.48, respectively. The fair values of the options granted for these periods were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Estimated option life	6.5 years	10 years
Risk free interest rate	4.44 - 4.69%	4.29%
Expected volatility	43.20%	43.11%
Expected dividend yield	0.50%	0.00%

Expected volatility is based upon the average annual historical volatility of the Company’s common stock. The estimated option life is derived from the “simplified method” formula as described within Staff Accounting Bulletin 107 (“SAB 107”). The risk free rate is based upon the five-year U.S. Treasury note rate in effect at the time of grant.  The expected dividend yield is based upon implied and historical dividend declarations.

Stock option activity during the three months ended March 31, 2006 is presented as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term	($000)
Outstanding at December 31, 2005	2,269,221	$8.29
Granted	145,500	12.12
Exercised	4,150	8.80
Forfeited	900	6.41
Expired	—	—
Outstanding at March 31, 2006	2,409,671	$8.52	8.12	$12,004
Options exercisable at March 31, 2006	2,096,363	$8.53	7.19	$10,481

Total intrinsic value of options exercised during the three months ended March 31, 2006 was $53,000.

A summary of the status of the Company’s non-vested stock options and changes during the three months ended March 31, 2006 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2005	240,107	$2.10
Granted	145,500	5.80
Vested	(71,400)	2.23
Forfeited	(900)	2.37
Balance at March 31, 2006	313,307	$3.79

At March 31, 2006, there were $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.6 years. The total fair value of shares that vested during the three months ended March 31, 2006 was $211,000.

On October 19, 2005, the Company’s board of directors authorized that any outstanding, unvested options that were or became “underwater” (i.e., their per share exercise price is greater than the market price) on or before December 31, 2005 be amended to become fully vested. This modification resulted in the immediate vesting of 54,000 stock options that were held by employees of the Company. The options that vested had exercise prices ranging from $9.58 to $11.15. On October 19, 2005, the market value of the Company’s common stock was $9.81. This modification did not result in the recognition of expense in 2005 because the options had no intrinsic value at the grant date or on the date of modification. Vesting of these options was accelerated to eliminate the need to recognize the remaining fair value compensation expense associated with these options following the adoption of SFAS No. 123R. The amount of compensation expense related to these options that would have been recognized in the financial statements after the Company’s implementation of SFAS No. 123R, assuming no forfeitures, was $127,000.

Note 4

Acquisitions

On February 9, 2006, the Bank acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. The Bank acts as trustee or custodian for assets under management in excess of $5 billion as a result of this transaction. This transaction diversifies the Bank’s sources of non-interest income and allows it to provide additional services to its customers.

This transaction was accounted for as a purchase and the acquired assets and assumed liabilities were recorded at fair value as of the purchase date. This acquisition did not have a significant impact on operating results for the quarter ended March 31, 2006 and is not expected to have a material impact on the Company’s financial condition or operating results in 2006.

The operating results of the trust division are included in the Company’s consolidated operating results and its trust and investment services segment information since the date of acquisition.

The acquisition resulted in the recognition of an intangible asset for purchased customer relationships of $161,000, which is being amortized on a straight-line basis over nine years.

The fair value of the net assets acquired was $380,000. The transaction resulted in the recognition of goodwill of $178,000. The Company used the assistance of an independent valuation consultant to determine the value assigned to identifiable intangible assets. Goodwill will not be amortized but will be reviewed for impairment when evidence of impairment exists or, at a minimum, on an annual basis.

Note 5

Segment Information

The Company operates in three business segments: commercial banking, mortgage banking, and trust and investment services.

The commercial banking segment includes both commercial and consumer lending and provides customers with such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis. The trust and investment services segment provides investment and financial advisory services to businesses and individuals, including financial planning, retirement/estate planning, trust, estates, custody, investment management, escrows, and retirement plans.

Wilson/Bennett is included in the trust and investment services segment since the date of acquisition, June 9, 2005. Results related to the assets acquired, and liabilities assumed, from FBR National Trust Company are reflected in the trust and investment services segment since the date of their acquisition, and assumption, February 9, 2006.

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2006 and 2005, is as follows:

At and for the Three Months Ended March 31, 2006:

			Trust and
	Commercial	Mortgage	Investment		Intersegment
(In thousands)	Banking	Banking	Services	Other	Elimination	Consolidated
Net interest income	$9,528	$1,137	$—	$(270)	$—	$10,395
Provision for loan losses	250	—	—	—	—	250
Non-interest income	925	3,587	681	11	—	5,204
Non-interest expense	6,199	4,077	654	502	—	11,432
Provision for income taxes	1,356	228	9	(270)	—	1,323
Net income (loss)	$2,648	$419	$18	$(491)	$—	$2,594

Total Assets	$1,408,884	$318,583	$6,922	$159,932	$(412,602)	$1,481,719

At and for the Three Months Ended March 31, 2005:

			Trust and
	Commercial	Mortgage	Investment		Intersegment
(In thousands)	Banking	Banking	Services	Other	Elimination	Consolidated
Net interest income	$6,742	$1,311	$—	$(231)	$—	$7,822
Provision for loan losses	549	—	—	—	—	549
Non-interest income	374	4,642	159	8	—	5,183
Non-interest expense	5,593	3,952	221	329	—	10,095
Provision for income taxes	379	579	(21)	(188)	—	749
Net income (loss)	$595	$1,422	$(41)	$(364)	$—	$1,612

Total Assets	$1,192,690	$379,403	$691	$116,798	$(411,226)	$1,278,356

At March 31, 2006, the Company did not have any operating segments other than those reported. Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment. The parent company’s most significant assets are its net investments in its subsidiaries. The parent company’s net interest income is comprised of interest income from short-term investments and interest expense on trust preferred securities. The parent company’s non-interest expense is primarily non-allocable executive salaries and professional services related to the Company’s regulatory requirements.

Note 6

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005. Stock options outstanding at March 31, 2006 and 2005 were 2,409,671 and 1,661,055, respectively. Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 487 and 7,094 for the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2006	2005

Net income available to common shareholders	$2,594	$1,612

Weighted average common shares - basic	24,387,203	18,524,847

Weighted average common shares - diluted	25,041,694	18,830,265

Earnings per common share - basic	$0.11	$0.09

Earnings per common share - diluted	$0.10	$0.09

Note 7

Derivatives and Hedging Activities

The Company is a party to forward loan sales contracts, which are utilized to mitigate exposure to fluctuations in interest rates related to loan commitments and closed mortgage loans that are held for sale.

Beginning on October 1, 2005, the Company designated these derivatives as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities, as amended. These hedges are recorded at fair value in the statement of condition as an other asset or other liability with a corresponding offset to accumulated other comprehensive income in shareholders’ equity. Amounts are reclassified from accumulated other comprehensive income to the income statement in the period or periods that the loan sale is reflected in income.

At March 31, 2006, accumulated other comprehensive income included an after-tax unrealized loss of $4,000 related to forward loan sale contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at March 31, 2006 which is related to the Company’s cash flow hedges will be recognized in earnings during the second quarter of 2006. For the quarter ended March 31, 2006, the Company recorded a charge to earnings of $0.7 thousand due to hedge ineffectiveness.

At March 31, 2006, the derivative asset was $2.8 million and the derivative liability was $1.6 million. The Company had $141.6 million in loan commitments and $137.4 million in associated forward loan sales. The Company also had $234.0 million in forward loan sales contracts hedging the majority of its loans held for sale.

Note 8

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at March 31, 2006 is as follows:

			Trust and
	Mortgage Banking		Investment Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2005	$1,781	$247	$2,602	$211	$4,383	$458
2006 activity:
Customer relationship intangibles	—	49	161	48	161	97
Employment/non-compete agreement	—	—	—	44	—	44
Trade name	—	—	—	4	—	4
Balance at March 31, 2006	$1,781	$296	$2,763	$307	$4,544	$603

The aggregate amortization expense for the three months ended March 31, 2006 and 2005 was $145,000 and $49,000, respectively.

The estimated amortization expense for the next five years is as follows:

(In thousands)
2006 (April — December)	$444
2007	591
2008	583
2009	478
2010	402
2011	402

The changes in the carrying amount of goodwill for year to date March 31, 2006 are as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Trust and Investment Services	Total
Balance at December 31, 2005	$22	$12,941	$3,614	$16,577
2006 activity:
Trust division acquisition	$—	$—	$178	$178
Balance at March 31, 2006	$22	$12,941	$3,792	$16,755

Note 9

Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At March 31, 2006, commitments to extend credit were $368.1 million and standby letters of credit were $6.9 million.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may or may not be drawn upon to the total extent of funding to which the Bank has committed.

Standby letters of credit are conditional commitments the Bank issues to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments when collateral is deemed necessary.

Note 10

Subsequent Events

At the Annual Meeting of Shareholders held on April 21, 2006, the Company’s shareholders approved an amendment to the Equity Plan, increasing the number of common shares issuable under the plan from 1,970,000 to 2,420,000. Shareholders also approved an amendment to the Company’s deferred income plans so that any participant’s benefits attributable to an investment in the Company common stock fund in each plan would be payable in shares of the Company’s common stock. The plans previously specified that such benefits would be paid in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2006 and December 31, 2005 and the unaudited results of our operations for the three months ended March 31, 2006 and 2005. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report, the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are a locally managed financial holding company headquartered in Tysons Corner, Virginia, committed to providing superior customer service, a diversified mix of financial products and services, and convenient banking to our retail and business consumers. We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank, Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary, and Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an Alexandria, Virginia based asset management firm acquired in June 2005. Through these three subsidiaries and George Mason Mortgage, LLC (“George Mason”), a mortgage banking subsidiary of the Bank, we offer a wide range of traditional banking products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium-sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys. We have 22 branch office locations and nine mortgage banking office locations and provide competitive products and services. We complement our core banking operations by offering a full range of investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc. and asset management services through Wilson/Bennett.

On February 9, 2006, we acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. Our new trust division acts as trustee or custodian for assets in excess of $5 billion. Services provided by this division include trust, estates, custody, investment management, escrows, and retirement plans. This acquisition did not have a significant impact on operating results for the quarter ended March 31, 2006 and is not expected to have a material impact on our financial condition or operating results in 2006. The trust division is included, along with CWS and Wilson/Bennett, in the trust and investment services segment. In prior periods, this segment was called investment services.

On June 9, 2005, we acquired Wilson/Bennett for a total consideration of $6.5 million, which consisted of a payment of $1.5 million in cash and the issuance of 611,111 shares of our common stock, which we valued at $4.9 million. Wilson/Bennett’s assets and liabilities were recorded at fair value as of the purchase date. This transaction resulted in the recognition of $3.6 million of goodwill and $2.6 million of other intangible assets. We believe that the Wilson/Bennett acquisition furthers our strategies of enhancing fee income and diversifying our revenue stream and the services we deliver to our customers. Wilson/Bennett uses a value-oriented approach that focuses on large capitalization stocks. Wilson/Bennett’s primary source of revenue is management fees earned on the assets it manages for its customers. These management fees are generally based upon the market value of assets under management and, accordingly, revenues from Wilson/Bennett will be assuming a consistent base, more when appropriate indices, such as the S&P 500, are higher and lower when such indices are depressed.

When we acquired Wilson/Bennett, it had approximately $225.0 million of assets under management. At March 31, 2006, assets under management by Wilson/Bennett were approximately $159.7 million. While we anticipated an initial decline in the assets under management at the time of the acquisition, significant further declines in the assets managed by Wilson/Bennett may result in an impairment condition, which would require an impairment charge if we determine the carrying value of this subsidiary is greater than its fair value. We will complete our analysis of the fair value of the goodwill associated with our acquisition of Wilson/Bennett during the second quarter of 2006.

Net interest income is our primary source of revenue. We define revenue as net interest income plus non-interest income. As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely.  In addition to management of interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, non-interest income is an increasingly important source of revenue for us and includes, among other things, service charges on deposits and loans, investment fee income, which includes trust revenues, net gains on sales of investment securities available-for-sale, gains on sales of mortgage loans, and management fee income. Our acquisition of George Mason in July 2004 has resulted in non-interest income becoming a larger component of our total revenues, and the acquisition of Wilson/Bennett in June 2005 and the trust  division in February 2006 have further contributed to this trend.

Our business strategy is to grow through geographic expansion while maintaining strong asset quality and achieving increasing profitability. We completed a secondary common stock offering that raised $39.8 million in capital during the second quarter of 2005. This capital is being used to support the continuing expansion of our branch office network and balance sheet growth. As a result of this increased capital and retained earnings, our legal lending limit increased to $19.8 million as of March 31, 2006, which allowed us to expand our commercial and real estate lending loan portfolios.

Critical Accounting Policies

General

U. S. generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such judgments, assumptions and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from initial estimates.

The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, accounting for economic hedging activities, accounting for business combinations and the valuation of deferred tax assets.

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

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are adequate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment. Additional provisions for such losses, if necessary, would be recorded in the commercial banking or mortgage banking segments, as appropriate, and would negatively impact earnings.

Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities in accordance SFAS No. 133, as amended, which requires that all derivative instruments be recorded on the statement of condition at their fair values.

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

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into a best efforts delivery forward loan sales contracts. During the rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges under SFAS No. 133, as amended. Changes in the fair values of loan commitments and changes in the fair values of forward loan sales contracts generally move in opposite directions, and the net impact of changes of these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and we record a loan held for sale and continue to be obligated under the same forward loan sales contract. Loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Prior to October 1, 2005, the changes in value of the forward loan sales contracts from the date the loan closed to the date it was sold to an investor were marked to market through earnings.

On October 1, 2005, we began designating our forward loan sales contracts as hedges to mitigate the variability in cash flow to be received from the sale of mortgage loans. We contemporaneously document the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness. We designate each forward loan sales agreement as a cash flow hedge of a specific loan held for sale. For derivatives designated as cash flow hedges, the fair value adjustments are recorded as a component of other comprehensive income, except for the ineffective portion, which is recorded through the income statement.

We discontinue hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in anticipated cash flows of the loans held for sale.

In situations in which hedge accounting is discontinued, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in fair value in earnings. When hedge accounting is discontinued because it is probable an anticipated loan sale will not occur, we recognize immediately in earnings any gains and losses that were accumulated in other comprehensive income.

Accounting for Business Combinations

We account for acquisitions of other businesses in accordance with SFAS No. 141, Business Combinations. This statement mandates the use of purchase accounting and, accordingly, assets and liabilities, including previously unrecorded assets and liabilities, are recorded at fair values as of the acquisition date. We utilize a variety of valuation methods to estimate fair value of acquired assets and liabilities. These methodologies are often based upon assumptions and estimates which may change at a future date and require that the carrying amount of assets and liabilities acquired be adjusted. To support our purchase allocations, we have utilized independent consultants to identify and value identifiable purchased intangibles. The difference between the fair value of assets acquired and the liabilities assumed is recorded as goodwill. Goodwill and any other intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill will not be amortized but will be tested on at least an annual basis for impairment.

To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discontinued cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all its assets and liabilities. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized.

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

New Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. This statement requires that companies recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. We applied this standard beginning January 1, 2006. This statement requires that stock awards be classified as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value as of each reporting date. We adopted SFAS No. 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006 for which the requisite service has not been rendered. All of our unvested stock options are classified as equity awards.

Statements of Income

Net income for the three months ended March 31, 2006 and 2005 was $2.6 million and $1.6 million, respectively, an increase of $1.0 million, or 61%. The increase in net income for the three months ended March 31, 2006 compared to same period of 2005 is primarily a result of an increase in net interest income after provision for loan losses of $2.9 million, partially offset by increased non-interest expense of $1.3 million and an increase in our provision for income taxes of $574,000. The Commercial Banking segment had net income of $2.6 million for the three months ended March 31, 2006 compared to $595,000 for the same period of 2005. The increase in net income in the Commercial Banking segment is attributable to an increase in the volume of average earning assets and the increased yields on those assets. Net income attributable to the Mortgage Banking segment for the three months ended March 31, 2006 and 2005 was $419,000 and $1.4 million, respectively. The decrease in the Mortgage Banking segment’s net income was due to a slowdown in the regional housing market caused in part by rising interest rates. The trust and investment services segment, which includes CWS, Wilson/Bennett and the new trust division of the Bank, recorded net income of $18,000 for the three months ended March 31, 2006. The trust division of the Bank is included in the results of operations since the date of acquisition, February 9, 2006. This business segment reported a net loss of $41,000 for the three months ended March 31, 2005, and it did not include the trust division or Wilson/Bennett, which was acquired during the second quarter of 2005.

Basic earnings per share were $0.11 and $0.09 for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, diluted earnings per share were $0.10 and $0.09, respectively. Weighted average fully diluted shares outstanding for the three months ended March 31, 2006 were 25,041,694 compared to 18,830,265 for the three months ended March 31, 2005.

Return on average assets for the three months ended March 31, 2006 and 2005 was 0.76% and 0.57%, respectively. Return on average equity for the three months ended March 31, 2006 and 2005 was 6.94% and 6.61%, respectively.

Net interest income represents the difference between interest and fees earned on interest earning assets and the interest paid on deposits and other interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended March 31, 2006 and 2005 was $10.4 million and $7.8 million, respectively, a period-to-period increase of $2.6 million, or 33%. The increase in net interest income is primarily the result of an increase in the average volume of loans receivable and investment securities compared with the same period of 2005. These increases were funded through increases in total deposits and other borrowed funds. Net interest income for the quarters ended March 31, 2006 and 2005 represented 67% and 60% of our total revenues, respectively.

Our net interest margin for the three months ended March 31, 2006 and 2005 was 3.16% and 2.84%, respectively. This compares to a net interest margin of 2.92% for the year ended December 31, 2005. The increase in the net interest margin for the three months ended March 31, 2006 compared to the same period of 2005 is a result of a higher volume of loans receivable and investment securities and an increased rate of interest earned compared with the interest rate paid on the increased volume of deposits and other borrowed funds. We remain asset sensitive and therefore anticipate that net interest margin will improve in a rising rate environment. Tables 1 and 2 present an analysis of average earning assets and interest bearing liabilities with related components of interest income and interest expense.

Table 1.
Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities
Three Months Ended March 31, 2006, 2005 and 2004
(In thousands)

	2006			2005			2004
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$73,098	$1,305	7.14%	$60,873	$856	5.62%	$59,327	$796	5.37%
Real estate - commercial	271,044	4,392	6.48	223,879	3,380	6.04	137,776	2,223	6.45
Real estate - construction	129,026	2,539	7.87	68,969	1,117	6.48	41,609	567	5.45
Real estate - residential	158,040	2,005	5.07	84,962	1,143	5.38	42,871	617	5.76
Home equity lines	76,449	1,172	6.22	61,268	684	4.53	44,829	363	3.24
Consumer	4,999	92	7.36	5,909	100	6.77	10,373	162	6.25
Total loans	712,656	11,505	6.46	505,860	7,280	5.76	336,785	4,728	5.62

Loans held for sale, net	233,560	4,278	7.33	289,024	3,358	4.65	—	—	0.00
Investment securities - available-for-sale (2)	192,106	2,072	4.32	153,907	1,431	3.72	142,128	1,271	3.58
Investment securities held-to-maturity	113,294	1,125	3.97	135,945	1,307	3.85	150,016	1,350	3.60
Other investments	6,563	89	5.43	5,172	54	4.19	3,634	38	4.18
Federal funds sold	59,569	649	4.42	11,162	61	2.20	12,146	28	0.92
Total interest-earning assets and interest income	1,317,748	19,718	5.99	1,101,070	13,491	4.90	644,709	7,415	4.60

Non-interest earning assets:
Cash and due from banks	$7,278			$2,519			$10,256
Premises and equipment, net	18,157			17,000			6,833
Goodwill and other intangibles, net	20,471			14,501			22
Accrued interest and other assets	11,269			7,804			7,212
Allowance for loan losses	(8,425)			(5,988)			(4,408)
Total assets	$1,366,498			$1,136,906			$664,624

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$125,284	$722	2.34%	$139,160	$429	1.25%	$155,523	$529	1.36%
Money markets	185,874	1,186	2.55	43,021	170	1.58	24,470	36	0.59
Statement savings	9,476	32	1.36	8,688	22	1.01	7,191	9	0.50
Certificates of deposit	620,123	5,852	3.77	553,079	4,056	2.93	237,562	1,708	2.88
Total interest - bearing deposits	940,757	7,792	3.36	743,948	4,677	2.55	424,746	2,282	2.15

Other borrowed funds	145,102	1,523	4.25	153,580	992	2.59	73,545	300	1.63

Total interest-bearing liabilities and interest expense	1,085,859	9,315	3.48	897,528	5,669	2.56	498,291	2,582	2.07

Noninterest-bearing liabilities:
Demand deposits	110,321			103,883			72,399
Other liabilities	20,842			37,980			2,204
Preferred shareholders’ equity	—			—			6,391
Common shareholders’ equity	149,476			97,515			85,339
Total liabilities and shareholders’ equity	$1,366,498			$1,136,906			$664,624

Net interest income and net interest margin (2)		$10,403	3.16%		$7,822	2.84%		$4,833	3.00%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented.

(2) Interest income for investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%.

Table 2.
Rate and Volume Analysis
Three Months Ended March 31, 2006, 2005 and 2004
(In thousands)

	2006 Compared to 2005			2005 Compared to 2004
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$172	$277	$449	$21	$39	$60
Real estate - commercial	712	300	1,012	1,389	(232)	1,157
Real estate - construction	973	449	1,422	373	177	550
Real estate - residential	983	(121)	862	606	(80)	526
Home equity lines	168	320	488	128	193	321
Consumer	(15)	7	(8)	(70)	8	(62)
Total loans	2,993	1,232	4,225	2,447	105	2,552

Loans held for sale, net	(644)	1,564	920	3,358	—	3,358
Investment securities - available-for-sale (2)	355	286	641	105	55	160
Investment securities held-to-maturity	(218)	36	(182)	(127)	84	(43)
Other investments	15	20	35	16	0	16
Federal funds sold	262	326	588	(2)	35	33
Total interest income	2,763	3,464	6,227	5,797	279	6,076

Interest expense:

Interest - bearing deposits:

Interest checking	(42)	335	293	(59)	(41)	(100)
Money markets	564	452	1,016	27	107	134
Statement savings	2	8	10	2	11	13
Certificates of deposit	497	1,299	1,796	2,252	96	2,348
Total interest - bearing deposits	1,021	2,094	3,115	2,222	173	2,395

Other borrowed funds	(58)	589	531	318	374	692

Total interest expense	963	2,683	3,646	2,540	547	3,087

Net interest income (2)	$1,800	$781	$2,581	$3,257	$(268)	$2,989

(1)             Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented.

(2)             Interest income for investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%.

The provision for loan losses for the three months ended March 31, 2006 and 2005 was $250,000 and $549,000, respectively. The decrease in provision expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is primarily the result of our valuation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses at March 31, 2006 and December 31, 2005 was $8.5 million and $8.3 million, respectively.   Our allowance for loan losses ratio to loans receivable, net was 1.17% at March 31, 2006 and 1.18% at December 31, 2005. Annualized net charged-off loans equaled 0.02% of average loans for the three months ended March 31, 2006. There were net recoveries of $5,000 in the first quarter of 2005. Non-performing loans were equal to 0.04% and 0.03% of total loans receivable at March 31, 2006 and December 31, 2005, respectively.

In 1999 and 2001, the Company purchased loan participations of approximately $12.3 million from a bank in New Orleans, Louisiana, which represented approximately 950 loans. At March 31, 2006, the total remaining balances on these participations were approximately $1.6 million and represented approximately 240 loans secured by various types of recreational vehicles. The borrowers are located in several southern states including Louisiana. Hurricane and other weather-related problems had disrupted the operations of the New Orleans bank, curtailed mail delivery and other communications in the area and caused wide-spread destruction in the gulf coast region. We have established an allowance of approximately $81,000 for these loans as of March 31, 2006. The majority of these loans continue to perform in accordance with their terms and we anticipate removing them from our problem loan watch list in the second quarter of 2006.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in Tables 3, 4 and 5.

Table 3.
Allowance for Loan Losses
Three Months Ended March 31, 2006 and 2005
(In thousands)

	2006	2005
Beginning balance, January 1	$8,301	$5,878

Provision for loan losses	250	549

Loans charged off:
Commercial and industrial	(42)	—
Consumer	(1)	(1)
Total loans charged off	(43)	(1)

Recoveries:
Commercial and industrial	12	2
Consumer	—	4
Total recoveries	12	6

Net (charge offs) recoveries	(31)	5

Ending balance, March 31,	$8,520	$6,432

	March 31,	December 31,
	2006	2005
Loans:
Balance at period end	$730,003	$705,644
Allowance for loan losses to loans receivable, net of fees	1.17%	1.18%
Annualized net charge-offs to average loans receivable	0.02%	0.01%

Table 4.
Allocation of the Allowance for Loan Losses
At March 31, 2006 and December 31, 2005
(In thousands)

	March 31 2006		December 31, 2005
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,287	10.12%	$1,153	9.83%
Real estate - commercial	3,234	37.59	3,338	39.01
Real estate - construction	1,511	18.61	1,432	18.13
Real estate - residential	1,608	22.60	1,490	21.65
Home equity lines	733	10.45	721	10.63
Consumer	147	0.63	167	0.75
Total allowance for loan losses	$8,520	100.00%	$8,301	100.00%

* Percentage of loan type to the total loan portfolio.

Table 5.
Nonperforming Loans Receivable
At March 31, 2006 and December 31, 2005
(In thousands)

	March 31,	December 31,
	2006	2005
Nonaccruing loans	$278	$214

Loans contractually past-due 90 days or more	—	33

Troubled debt restructurings	—	—
Total nonperforming loans receivable	$278	$247

Non-interest income includes, among other things, service charges on deposits and loans, gains on the sale of mortgage loans, investment fee income, and management fee income, and continues to be an important factor in our operating results. Non-interest income for each of the three months ended March 31, 2006 and 2005 was $5.2 million. Net gains on sales of mortgage loans by George Mason for the three months ended March 31, 2006 and 2005 was $2.8 million and $3.6 million, respectively,  a decrease of $800,000, or 22%, due to the slowdown in the regional housing market caused in part by rising interest rates. Included in the net gains on sale of mortgage loans are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination. Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.  Management fee income for the three months ended March 31, 2006 and 2005 was $418,000 and $524,000, respectively. Management fee income represents the income earned for services provided by George Mason to other mortgage banking companies owned by local home builders and generally fluctuates based on the volume of loan sales.

Service charges on deposit accounts increased $89,000 to $369,000 for the three months ended March 31, 2006 compared to $280,000 for the same period of 2005. The increase in service charges on deposit accounts is primarily the result of an increased number of deposit accounts in 2006 compared to 2005. Loan service charge income decreased $3,000 to $623,000 for the three months ended March 31, 2006, compared to $626,000 for the same period of 2005.

Investment fee income increased to $681,000 for the three months ended March 31, 2006 compared to $159,000 for the same three month period of 2005. The increase in investment fee income is primarily attributable to the acquisition of Wilson/Bennett in June 2005 and the addition of the trust division in February 2006.

Included in other income for the three months ended March 31, 2006 is a $349,000 gain related to the extinguishment of a Company borrowing. There was no similar transaction for the same period of 2005.

Non-interest income for the quarters ended March 31, 2006 and 2005 represented 33% and 40% of our total revenues, respectively.

Non-interest expense includes, among other things, salaries and benefits, occupancy, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense for the three months ended March 31, 2006 was $11.4 million, compared to $10.1 million for the same period of 2005, an increase of $1.3 million. The increases are primarily attributable to our branch office expansion during the past twelve months and the acquisitions of Wilson/Bennett and the trust division. Expenses related to the branch expansion are primarily represented in the increases in our salaries and benefits expense, occupancy expense and depreciation expense. We expect non-interest expense to continue to increase as we continue our branch expansion in 2006. We currently plan to open four branch offices during the remainder of 2006.

The effective tax rate for the first quarter of 2006 was 33.8%, compared to 31.7% for the same period of 2005. We recorded a provision for income tax expense of $1.3 million and $749,000 for the three months ended March 31, 2006 and 2005, respectively. See also, “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $1.48 billion at March 31, 2006, compared to $1.45 billion at December 31, 2005, an increase of $29.4 million, or 2%. This growth was driven primarily by increases in loans receivable and the investment securities portfolio, which were funded by growth in our deposits and other borrowed funds.

Investment securities were $331.4 million at March 31, 2006, compared to $294.2 million at December 31, 2005, an increase of $37.2 million. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. At March 31, 2006, investment securities available-for-sale were $220.8 million and investment securities held-to-maturity were $110.5 million. See Table 6 for additional information on our investment securities portfolio.

Table 6.
Investment Securities
At March 31, 2006 and December 31, 2005
(In thousands)

	Amortized	Fair	Average
Available-for-sale at March 31, 2006	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$51,962	$51,185	4.91%
Five to ten years	8,050	7,999	5.50
Total U.S. government-sponsored agencies	60,012	59,184	4.99

Mortgage-backed securities*
One to five years	5,187	5,019	4.05
Five to ten years	8,680	8,346	3.88
After ten years	139,110	134,897	4.59
Total mortgage-backed securities	152,977	148,262	4.53

Municipal securities
After ten years	11,668	11,384	4.05
Total municipal securities	11,668	11,384	4.05

U. S. treasury securities
One to five years	2,011	1,983	2.63
Total U.S. treasury securities	2,011	1,983	2.63
Total investment securities available-for-sale	$226,668	$220,813	4.61%

	Amortized	Fair	Average
Held-to-maturity at March 31, 2006	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$9,500	$9,141	3.52%
Five to ten years	13,020	12,631	4.35
After ten years	3,000	2,924	4.20
Total U.S. government-sponsored agencies	25,520	24,696	4.03

Mortgage-backed securities*
Five to ten years	7,054	6,820	4.23
After ten years	69,962	67,561	4.26
Total mortgage-backed securities	77,016	74,381	4.26

Corporate bonds
After ten years	8,005	7,802	4.21
Total corporate bonds	8,005	7,802	4.21
Total investment securities held-to-maturity	110,541	106,879	4.20

Total investment securities	$337,209	$327,692	4.48%

	Amortized	Fair	Average
Available-for-sale at December 31, 2005	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$43,784	$43,264	4.79%
Five to ten years	15,175	15,147	5.42
Total U.S. government-sponsored agencies	58,959	58,411	4.88

Mortgage-backed securities*
One to five years	5,441	5,269	4.02
Five to ten years	8,980	8,678	3.88
After ten years	108,309	104,613	4.21
Total mortgage-backed securities	122,730	118,560	4.17

U. S. treasury securities
One to five years	2,015	1,984	2.63
Total U.S. treasury securities	2,015	1,984	2.63
Total investment securities available-for-sale	$183,704	$178,955	4.38%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2005	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$9,500	$9,172	3.52%
Five to ten years	13,020	12,698	4.37
After ten years	3,000	2,936	4.22
Total U.S. government-sponsored agencies	25,520	24,806	4.03

Mortgage-backed securities*
Five to ten years	7,662	7,470	4.21
After ten years	74,082	71,937	4.24
Total mortgage-backed securities	81,744	79,407	4.23

Corporate bonds
After ten years	8,005	7,812	4.21
Total corporate bonds	8,005	7,812	4.21
Total investment securities held-to-maturity	115,269	112,025	4.19

Total investment securities	$298,973	$290,980	4.31%

* Based on contractual maturities.

Loans receivable, net of deferred fees and costs, increased by $24.4 million, or 3%, to $730.0 million at March 31, 2006 from $705.6 million at December 31, 2005. See Table 7 for details on the loans receivable portfolio. We experienced growth in our commercial and industrial, real estate construction, residential real estate and home equity loan portfolios. We expect continued growth within these loan categories over the next nine months of 2006 due to our increased legal lending limit of $19.8 million and the volume of loans we have scheduled for funding. In addition, we had $300.2 million in loans held for sale, net at March 31, 2006, compared to $361.7 million at December 31, 2005, a decrease of $61.5 million. Loans that are held for sale, net are valued at the lower of cost or market value. The decrease in our loans held for sale portfolio is a direct result of the slowdown in the regional housing market caused in part by  increases in interest rates.

Table 7.
Loans Receivable
At March 31, 2006 and December 31, 2005
(In thousands)

	March 31, 2006		December 31, 2005
Commercial and industrial	$73,884	10.12%	$69,392	9.83%
Real estate - commercial	274,431	37.59	275,381	39.01
Real estate - construction	135,840	18.61	128,009	18.13
Real estate - residential	164,973	22.60	152,818	21.65
Home equity lines	76,306	10.45	75,048	10.63
Consumer	4,658	0.63	5,255	0.75

Gross loans	$730,092	100.00%	$705,903	100.00%

Net deferred (fees) costs	(89)		(259)
Less: allowance for loan losses	(8,520)		(8,301)

Loans receivable, net	$721,483		$697,343

Total deposits were  $1.07 billion at each of March 31, 2006 and December 31, 2005. We experienced increases in our interest checking deposit products, which offset decreases in our interest-bearing money market deposits, savings deposits, and certificates of deposit. See Table 8 for details on certificates of deposit with balances of $100,000 or more. The increase in interest checking deposits is a result of new customers from our branch expansion and competitive deposit pricing, particularly with our Chairman’s Club interest checking relationship product, which we introduced in the first quarter of 2006. Our Chairman’s Club interest checking deposit promotion is a relationship account that offered initially and continues to offer an interest rate of 4.01% on balances over $25,000. Brokered certificates of deposit decreased $9.0 million to $981,000 at March 31, 2006 compared to $9.8 million at December 31, 2005.

Table 8.
Certificates of Deposit of $100,000 or More
At March 31, 2006
(In thousands)

Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$24,325	$21,325	$45,650
Over three months through six months	37,170	23,720	60,890
Over six months through twelve months	55,516	54,837	110,353
Over twelve months	50,306	20,373	70,679
	$167,317	$120,255	$287,572

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Other borrowed funds increased $18.1 million to $173.5 million at March 31, 2006, compared to $155.4 million at December 31, 2005, due primarily to a $26.5 million increase in short term dealer repurchase agreement borrowings. Treasury, Tax & Loan Note option borrowings decreased $5.0 million from December 31, 2005 to March 31, 2006 and long term FHLB advances decreased $6.6 million in the same time period. Short-term FHLB advances increased by $10.0 million from December 31, 2005 to March 31, 2006. Table 9 provides information on our borrowings.

Table 9.
Short-Term Borrowings and Other Borrowed Funds
At March 31, 2006
(In thousands)

Short-term FHLB advances:	Term of	Date	Interest	Amount
Advance Date	Advance	Due	Rate	Outstanding
Apr-04	2 years	May-06	2.58%	$2,000
Jul-03	3 years	Jul-06	2.07	6,250
Mar-03	4 years	Mar-07	2.81	1,000
Apr-04	10 years	Apr-14	3.33	10,000
Total short-term FHLB advances and weighted average rate			2.82%	$19,250

Other short-term borrowed funds:			4.44	$162
TT&L Note option			4.94	26,490
Dealer repurchase agreement borrowings			1.71	34,439
Customer repurchase agreements
Total other short-term borrowed funds and weighted average rate			3.12%	$61,091
Other borrowed funds:
Trust preferred			7.07	$20,619
FHLB advances - long term			3.46	72,583
Other borrowed funds and weighted average rate			4.26%	$93,202

Total other borrowed funds and weighted average rate			3.70%	$173,543

At March 31, 2006, mortgage funding checks increased by $10.4 million to $52.1 million, compared to $41.6 million at December 31, 2005. These liabilities are related to George Mason and are used to fund the loans in process of being sold. George Mason has credit facilities with the Bank and also has a third party facility of $250 million. There were no borrowings outstanding under this third party facility at March 31, 2006.

Shareholders’ equity at March 31, 2006 was $149.8 million, an increase of $2.0 million, compared to $147.9 million at December 31, 2005. The increase from the prior year end was primarily net income of $2.6 million for the three months ended March 31, 2006, and unrealized gains on derivative instruments designated as cash flow hedges of $284,000, partially offset by an unfavorable market value adjustment of $723,000 on investment securities available-for-sale as of March 31, 2006. Book value per share at March 31, 2006 was $6.15, compared to $6.07 at December 31, 2005. Tangible book value per share at March 31, 2006 was $5.31 compared to $5.23 at December 31, 2005.

Business Segment Operations

We provide banking and non-banking financial services and products through our subsidiaries.

Commercial Banking

The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment also provides customers with various deposit products including demand deposit accounts, savings accounts and certificates of deposit.

For the three months ended March 31, 2006, the commercial banking segment recorded net income of $2.6 million compared to $595,000 for the three months ended March 31, 2005, an increase of $2.1 million. The increase in net income for 2006 is primarily related to the increased volume and interest rates in the Bank’s loan receivable portfolio. At March 31, 2006, total assets for this segment were $1.41 billion, loans receivable, net of deferred fees and costs, were $730.0 million and total deposits were $1.07 billion. At March 31, 2005, total assets were $1.19 billion, loans receivable, net of deferred fees and costs were $535.7 million and total deposits were $894.9 million.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended March 31, 2006 and 2005, the mortgage banking segment recorded net income of $419,000 and $1.4 million, respectively. The decrease in net income for 2006 is directly related to the decreased volume of loans originated due to the slowdown in regional housing market caused in part by increases in interest rates. At March 31, 2006, total assets for this segment were $318.6 million, loans held for sale, net were $300.2 million and mortgage funding checks were $52.1 million. At March 31, 2005, total assets were $379.4 million, loans held for sale, net were $364.1 million and mortgage funding checks were $74.3 million.

Trust and Investment Services

The trust and investment services segment provides investment and financial services to business and individuals, including financial planning, retirement/estate planning, trusts, estates, custody, investment management, escrows, and retirement plans. Wilson/Bennett is included in this operating segment since the date of its acquisition, June 9, 2005. On February 9, 2006, we acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. Our new trust division acts as trustee or custodian for assets in excess of $5 billion.

For the three months ended March 31, 2006, the trust and investment services segment recorded net income of $18,000, compared to a net loss of $41,000 for the same period of 2005, an increase in net income of $59,000. At March 31, 2006, total assets were $6.9 million and total assets under management were $6.0 billion. At March 31, 2005, total assets for this segment were $691,000 and total assets under management were $135.7 million. The increase in assets under management from 2005 to 2006 is directly related to the addition of Wilson/Bennett in the second quarter of 2005 and the trust division in 2006.

Information pertaining to our business segments can be found in Note 5 to the Notes to Consolidated Financial Statements.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The guidelines define capital as both Tier 1 (which includes common shareholders’ equity, defined to include certain debt obligations) and Tier 2 (which includes certain other debt obligations, a portion of the allowance for loan losses, and 45% of any unrealized gains in equity securities).

At March 31, 2006, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 15.03% and 15.88%, respectively. At December 31, 2005, our Tier 1 and total risk-based capital ratios were 14.83% and 15.65%, respectively. The increase in our regulatory capital ratios is a result of our net income for the first quarter of 2006. Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions. Table 10 provides additional information pertaining to our capital ratios.

Table 10.
Capital Components
At March 31, 2006 and December 31, 2005
(In thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At March 31, 2006
Total risk based capital/ Total capital to risk-weighted assets	$161,707	15.88%	$81,477	>	8.00%	$101,847	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	153,076	15.03%	40,739	>	4.00%	61,108	>	6.00%
Tier I capital/ Total capital to average assets	153,076	11.37%	53,841	>	4.00%	67,301	>	5.00%

At December 31, 2005
Total risk-based capital/ Total capital to risk-weighted assets	$159,155	15.65%	$81,334	>	8.00%	$101,668	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	150,742	14.83%	40,667	>	4.00%	61,001	>	6.00%
Tier I capital/ Total capital to average assets	150,742	10.71%	56,308	>	4.00%	70,386	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing business activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us. The required payments under such obligations are detailed in Table 11.

Table 11.
Contractual Obligations
At March 31, 2006
(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Certificates of deposit	$629,754	$460,517	$103,517	$62,506	$3,214

Brokered certificates of deposit	981	981	—	—	—

Advances from the Federal Home Loan Bank of Atlanta	81,833	9,250	21,750	35,833	15,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	12,910	4,035	2,903	4,255	1,717

Total	$746,097	$474,783	$128,170	$102,594	$40,550

Commitments and Contingencies

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

At March 31, 2006, commitments to extend credit were $368.1 million and standby letters of credit were $6.9 million.

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

George Mason and the Bank have a one year $150 million floating rate revolving credit and security agreement with a third party. The purpose of this credit facility is to fund residential mortgage loans at George Mason prior to their sale into the secondary market. The credit facility requires, among other things, that George Mason and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth levels. The Company has guaranteed repayment of this debt. The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%. At March 31, 2006, this line was not utilized.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $283.3 million at March 31, 2006 or 19% of total assets. We held investments that are classified as held-to-maturity in the amount of $110.5 million at March 31, 2006. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged the majority of its investment securities to the Federal Home Loan Bank of Atlanta with additional investment securities pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at March 31, 2006 was approximately $230.7 million. Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $18.0 million at March 31, 2006. George Mason has $650 million of lines of credit available, including $400 million with the Bank and $250 million described above. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

At March 31, 2006, we were asset sensitive. Asset sensitive means that we had more assets maturing and repricing than liabilities. We have a significant portion of our assets as floating rate assets and we have taken a significant amount of term funding through fixed rate, fixed term, certificates of deposit. In a rising rate environment, net interest income should grow for an asset sensitive bank. In the up 200 basis point scenario for one year, net interest income improves by not more than 3.13% compared to the base case and by not more than 2.50% over the two year time horizon. Being asset sensitive, net interest income declines compared to the base case in the down 200 basis point scenario. At March 31, 2006, net interest income has a negative variance to the base case of less than -1.85% for the one year period and a negative variance of less than -1.14% over the cumulative two year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Asset/Liability Committee is responsible for reviewing our liquidity requirements and maximizing our net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Interest rate risk arises because the assets of the Bank and the liabilities of the Bank have different maturities and characteristics. In order to measure this interest rate risk, we use a simulation process that measures the impact of changing interest rates on net interest income. This model is run for the Bank by an independent consulting firm. The simulations incorporate assumptions related to expected activity in the balance sheet. For maturing assets, assumptions are developed for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as NOW, Money Market, savings accounts and no-penalty certificates of deposit. Based on inputs that include the most recent period end balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that interest rates remain unchanged. This becomes the base case. Next, the model determines the impact on net interest income given certain interest rate changes. The rate simulations are performed for a two year period and include ramped rate changes of down 200 basis points and up 200 basis points. In the ramped down rate change, the model moves rates gradually down 200 basis points over the first year and then rates remain flat in the second year. For the up 200 basis point scenario, rates are gradually increased by 200 basis points in the first year and remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results for net interest income are then compared to the base case with a variance to the base case determined.

At March 31, 2006, we were asset sensitive. Asset sensitive means that we had more assets maturing or repricing than liabilities. We have a significant portion of our assets as floating rate assets and we have also taken a significant amount of term funding through fixed rate, fixed term, certificates of deposit. In a rising rate environment, net interest income should grow for an asset sensitive bank. In the up 200 basis point scenario for one year, net interest income improves by not more than 3.13% compared to the base case and by not more than 2.50% over the two year cumulative time horizon.

Being an asset sensitive bank, net interest income declines compared to the base case in the down 200 basis point simulation by less than -1.85% for one year and by -1.14% over the cumulative two year period.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our operations, we may become party to legal proceedings. Currently, we are not party to any material legal proceedings and no such proceedings are, to management’s knowledge, threatened against us.

Item 1A. Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2005. These risk factors have not changed as of the date of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3. Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)  None.

(b)  Not applicable.

(c)  Not applicable.

(d)  None.

Item 5. Other Information

(a)  None.

(b)  None.

Item 6. Exhibits

10.1	Executive Employment Agreement, dated March 1, 2004, between Cardinal Financial Corporation and Kim C. Liddell.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: May 9, 2006	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2006	/s/ Robert A. Cern
Robert A. Cern
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2006	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)