Form 10-Q
period 2006-06-30
CARDINAL FINANCIAL CORP
filed 2006-08-09
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

24,394,361 shares of common stock, par value $1.00 per share, outstanding as of July 31, 2006

CARDINAL FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
June 30, 2006 and December 31, 2005
(In thousands, except share data)

Assets			June 30, 2006	December 31, 2005
			(Unaudited)
Cash and due from banks			$20,499	$16,514
Federal funds sold			3,379	20,075
Total cash and cash equivalents			23,878	36,589
Investment securities available-for-sale			236,417	178,955
Investment securities held-to-maturity (market value of $101,877 and $112,025 at June 30, 2006 and December 31, 2005, respectively)			106,480	115,269
Total investment securities			342,897	294,224
Other investments			7,201	7,092
Loans held for sale, net			376,475	361,668
Loans receivable, net of deferred fees and costs			779,628	705,644
Allowance for loan losses			(8,964)	(8,301)
Loans receivable, net			770,664	697,343
Premises and equipment, net			20,558	18,201
Deferred tax asset			6,684	4,399
Goodwill and intangibles, net			20,548	20,502
Accrued interest receivable and other assets			15,683	12,269
Total assets			$1,584,588	$1,452,287

Liabilities and Shareholders’ Equity

Non-interest bearing deposits			$122,185	$114,915
Interest bearing deposits			1,013,307	954,957
Other borrowed funds			224,725	155,421
Mortgage funding checks			51,008	41,635
Escrow liabilities			2,997	11,013
Accrued interest payable and other liabilities			20,787	26,467
Total liabilities			1,435,009	1,304,408

Common stock, $1 par value	2006	2005
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	24,394,361	24,362,685	24,394	24,363
Additional paid-in capital			132,342	132,150
Accumulated deficit			(771)	(5,269)
Accumulated other comprehensive loss			(6,386)	(3,365)
Total shareholders’ equity			149,579	147,879
Total liabilities and shareholders’ equity			$1,584,588	$1,452,287

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three and six months ended June 30, 2006 and 2005
 (In thousands, except share and per share data)
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans receivable	$12,522	$8,334	$24,027	$15,614
Loans held for sale	5,276	4,657	9,553	8,015
Federal funds sold	85	77	735	138
Investment securities available-for-sale	2,627	1,532	4,691	2,962
Investment securities held-to-maturity	1,102	1,253	2,227	2,561
Other investments	88	73	177	127
Total interest income	21,700	15,926	41,410	29,417
Interest expense:
Deposits	9,136	5,530	16,927	10,207
Other borrowed funds	1,853	1,272	3,377	2,264
Total interest expense	10,989	6,802	20,304	12,471
Net interest income	10,711	9,124	21,106	16,946
Provision for loan losses	390	820	640	1,369
Net interest income after provision for loan losses	10,321	8,304	20,466	15,577
Non-interest income:
Service charges on deposit accounts	389	330	758	610
Loan service charges	558	618	1,181	1,244
Investment fee income	991	291	1,672	450
Net gain on sales of loans	2,521	4,035	5,297	7,615
Net realized gain on investment securities available-for-sale	—	33	—	33
Management fee income	664	974	1,082	1,498
Other income (loss)	458	(6)	795	7
Total non-interest income	5,581	6,275	10,785	11,457
Non-interest expense:
Salary and benefits	6,099	5,566	12,030	10,435
Occupancy	1,295	1,025	2,503	2,071
Professional fees	714	475	1,221	949
Depreciation	789	708	1,538	1,389
Data processing	315	486	640	994
Telecommunications	311	277	621	610
Amortization of intangibles	145	72	293	122
Other operating expenses	2,780	2,512	5,034	4,646
Total non-interest expense	12,448	11,121	23,880	21,216
Net income before income taxes	3,454	3,458	7,371	5,818
Provision for income taxes	1,063	1,166	2,386	1,915
Net income	$2,391	$2,292	$4,985	$3,903
Earnings per common share - basic	$0.10	$0.11	$0.20	$0.20
Earnings per common share - diluted	$0.10	$0.11	$0.20	$0.19
Weighted-average common shares outstanding - basic	24,415,545	21,096,617	24,401,460	19,817,872
Weighted-average common shares outstanding - diluted	24,995,818	21,321,508	24,993,471	20,101,026

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (LOSS)
Three and six months ended June 30, 2006 and 2005
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$2,391	$2,292	$4,985	$3,903
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities:

Unrealized holding gain (loss) arising during the period, net of tax of $1.1 million and $1.5 million for the three and six months ended June 30, 2006 and $579 and $150 for the three and six months ended June 30, 2005	(2,031)	1,175	(2,754)	(271)

Less: reclassification adjustment for gains included in net income, net of tax of $11 in 2005	—	22	—	22

Unrealized loss on derivative instruments designated as cash flow hedges, net of tax of $312 and $168 for the three and six months ended June 30, 2006.	(552)	—	(268)	—

Comprehensive income (loss)	$(192)	$3,445	$1,963	$3,610

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six months ended June 30, 2006 and 2005
(In thousands)
(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2004	18,463	$18,463	$92,868	$(15,145)	$(1,081)	$95,105

Stock options exercised	78	78	435	—	—	513

Public offering shares issued	5,175	5,175	34,615	—	—	39,790

Shares issued in acquisition of Wilson/Bennett	611	611	4,273	—	—	4,884

Change in accumulated other comprehensive loss	—	—	—	—	(293)	(293)

Net income	—	—	—	3,903	—	3,903
Balance, June 30, 2005	24,327	$24,327	$132,191	$(11,242)	$(1,374)	$143,902

Balance, December 31, 2005	24,363	$24,363	$132,150	$(5,269)	$(3,365)	$147,879

Stock options exercised	31	31	196	—	—	227

Payment of deferred compensation shares	—	—	(4)	—	—	(4)

Dividends on common stock	—	—	—	(487)	—	(487)

Change in accumulated other comprehensive loss	—	—	—	—	(3,021)	(3,021)

Net income	—	—	—	4,985	—	4,985
Balance, June 30, 2006	24,394	$24,394	$132,342	$(771)	$(6,386)	$149,579

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$4,985	$3,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,538	1,389
Amortization of premiums, discounts and intangibles	686	881
Provision for loan losses	640	1,369
Loans held for sale originated and acquired	(1,557,215)	(2,187,040)
Proceeds from the sale of loans held for sale	1,547,705	2,085,011
Gain on sale of loans held for sale	(5,297)	(7,615)
Gain on sale of investment securities available-for-sale	—	(33)
Loss on sale of other assets	2	13
Increase in accrued interest receivable, other assets, and deferred tax asset	(4,429)	(4,472)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	(5,355)	11,180
Net cash used in operating activities	(16,740)	(95,414)
Cash flows from investing activities:
Purchase of premises and equipment	(3,859)	(3,130)
Proceeds from sale, maturity and call of investment securities available-for-sale	—	1,000
Proceeds from sale, maturity and call of mortgage-backed securities available-for-sale	—	4,896
Proceeds from sale of other investments	1,982	8,119
Purchase of investment securities available-for-sale	(23,154)	(12,964)
Purchase of mortgage-backed securities available-for-sale	(58,555)	(8,432)
Purchase of other investments	(2,091)	(7,607)
Redemptions of investment securities available-for-sale	11,393	14,511
Redemptions of investment securities held-to-maturity	8,580	10,199
Net cash paid in acquisition	(339)	(1,379)
Net increase in loans receivable, net of deferred fees and costs	(73,961)	(113,063)
Net cash used in investing activities	(140,004)	(107,850)
Cash flows from financing activities:
Net increase in deposits	65,620	178,276
Net increase (decrease) in other borrowed funds	98,554	(52,610)
Net increase in mortgage funding checks	9,373	47,268
Proceeds from FHLB advances - long term	5,000	25,000
Repayments of FHLB advances - long term	(34,250)	(2,250)
Proceeds from public offering of common stock	—	39,790
Stock options exercised	227	513
Deferred compensation payments	(4)	—
Dividends on common stock	(487)	—
Net cash provided by financing activities	144,033	235,987
Net increase (decrease) in cash and cash equivalents	(12,711)	32,723
Cash and cash equivalents at beginning of period	36,589	23,408
Cash and cash equivalents at end of period	$23,878	$56,131

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,341	$12,003
Cash paid for income taxes	4,963	150

Supplemental schedule of noncash investing and financing activities:
Unsettled purchased investment securities available-for-sale	$4,200	—

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the ”Company”) is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the “Bank”), a state-chartered institution. On July 7, 2004, the Bank acquired George Mason Mortgage, LLC (“George Mason”), a mortgage banking company based in Fairfax, Virginia. On June 9, 2005, the Company acquired Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm. The Company also owns Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary. As described in Note 4, on February 9, 2006, the Bank acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

Note 2

Summary of Significant Accounting Policies

As a result of the acquisition of certain fiduciary and other assets and the assumption of certain liabilities of FBR National Trust Company as described in Note 4, the Company adopted an accounting policy for recognition of trust services revenue as follows:

Trust services revenue is recognized in the period earned in accordance with contractual percentage of assets under management or custody and is recognized in the consolidated statements of income as a component of investment fee income. Revenue is generally determined based upon the fair value of assets under management or custody at the end of the period.

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

The Company has adopted SFAS No. 123R using the modified prospective application method, which requires, among other things, recognition of compensation costs for all awards outstanding at January 1, 2006 for which the requisite service had not been rendered. Total compensation cost charged against income as a result of the adoption of SFAS No. 123R for the three and six months ended June 30, 2006 was $85,000 and $147,000, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $30,000 and $51,000 for the three and six months ended June 30, 2006, respectively.

The Company estimates that this new standard will result in an increase in pretax expense of approximately $334,000 in 2006 compared to 2005 based on the current number of unvested stock options outstanding. Additional expense would be recorded for any future stock option grants and expense would be reduced by estimated option forfeitures.

At June 30, 2006, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors.

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

Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Director stock options have ten year terms and vest and become fully exercisable at the grant date. Certain employee stock options have ten year terms and vest and become fully exercisable after three years. Other employee stock options have ten year terms and vest and become fully exercisable in 20% increments beginning as of the grant date. In addition, the Company has granted stock options to employees of the Company that have ten year terms and vest and become fully exercisable in 20% increments beginning after their first year of service. During 2005, certain stock options granted to employees had ten year terms and vested and became fully exercisable immediately.

The following table illustrates the effect on net income and earnings per share of common stock as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for the periods indicated:

(In thousands, except per share data)

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income	$2,292	$3,903
Deduct: Total stock-based employee compensation expense determined under fair value- based method for all awards, net of tax	(1,561)	(3,772)
Pro forma net income	$731	$131

Earnings per share:
Basic - as reported	$0.11	$0.20
Basic - pro forma	0.03	0.01
Diluted - as reported	0.11	0.19
Diluted - pro forma	0.03	0.01

Options to purchase 425,176 and 919,911 shares of common stock were granted during the three and six months ended June 30, 2005, respectively. These option grants were immediately fully vested and the pro forma stock-based employee compensation expense during the three and six months ended June 30, 2005 reflects the immediate vesting attributes of these stock option grants.

The weighted average per share fair values of stock option grants made during the three months ended June 30, 2006 and 2005 were $5.86 and $5.37, respectively. The weighted average per share fair values of option grants made during the six months ended June 30, 2006 and 2005 were $5.82 and $5.97, respectively. The fair values of the options granted for these periods were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Estimated option life	6.5 years	10 years	6.5 years	10 years
Risk free interest rate	4.92 - 5.03%	4.15%	4.44 - 5.03%	4.26%
Expected volatility	43.20%	43.11%	43.20%	43.11%
Expected dividend yield	0.50%	0.00%	0.50%	0.00%

Expected volatility is based upon the average annual historical volatility of the Company’s common stock. The estimated option life is derived from the “simplified method” formula as described in Staff Accounting Bulletin 107 (“SAB 107”). The risk free interest rate is based upon the five-year U.S. Treasury note rate in effect at the time of grant.  The expected dividend yield is based upon implied and historical dividend declarations.

Stock option activity during the six months ended June 30, 2006 is presented as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	2,269,221	$8.29
Granted	203,000	12.11
Exercised	31,436	7.17
Forfeited	13,555	9.64
Outstanding at June 30, 2006	2,427,230	$8.61	8.07	$7,299
Options exercisable at June 30, 2006	2,089,739	$8.46	7.99	$6,596

Total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $128,000 and $140,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	241,781	$2.10
Granted	203,000	5.82
Vested	(104,986)	1.98
Forfeited	(2,304)	2.42
Balance at June 30, 2006	337,491	$4.37

At June 30, 2006, there were $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.8 years. The total fair value of shares that vested during the three and six months ended June 30, 2006 was $105,000 and $335,000, respectively.

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

This transaction was accounted for as a purchase and the acquired assets and assumed liabilities were recorded at their fair values as of the purchase date. This acquisition did not have a significant impact on operating results for the three and six months ended June 30, 2006 and is not expected to have a material impact on the Company’s financial condition or operating results in 2006.

The operating results of the trust division are included in the Company’s consolidated operating results and its Trust and Investment Services segment information since the date of acquisition.

The fair value of the net assets acquired was $380,000. The acquisition resulted in the recognition of an intangible asset for purchased customer relationships of $161,000, which is being amortized on a straight-line basis over nine years, and in the recognition of goodwill of $178,000. The Company used the assistance of an independent valuation consultant to determine the value assigned to identifiable intangible assets. Goodwill will not be amortized but will be reviewed for impairment when evidence of impairment exists or, at a minimum, on an annual basis.

Note 5

Segment Information

The Company operates in three business segments: Commercial Banking, Mortgage Banking, and Trust and Investment Services.

The Commercial Banking segment includes both commercial and consumer lending and provides customers with such products as commercial loans, real estate loans, business financing and consumer loans. In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit. The Mortgage Banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis. The Trust and Investment Services segment provides investment and financial advisory services to businesses and individuals, including financial planning, retirement/estate planning, trust, estates, custody, investment management, escrows, and retirement plans.

Wilson/Bennett is included in the Trust and Investment Services segment since the date of acquisition, June 9, 2005. Results related to the assets acquired, and liabilities assumed, from

FBR National Trust Company are reflected in the Trust and Investment Services segment since the date of their acquisition and assumption, February 9, 2006.

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2006 and 2005, is as follows:

(In thousands)

At and for the Three Months Ended June 30, 2006:

	Commercial Banking	Mortgage Banking	Trust and Investment Services	Other	Intersegment Elimination	Consolidated
Net interest income	$9,827	$1,142	$—	$(258)	$—	$10,711
Provision for loan losses	390	—	—	—	—	390
Non-interest income	888	3,690	991	12	—	5,581
Non-interest expense	6,906	3,912	977	653	—	12,448
Provision for income taxes	1,058	320	5	(320)	—	1,063
Net income (loss)	$2,361	$600	$9	$(579)	$—	$2,391

Total Assets	$1,511,410	$394,233	$6,826	$157,453	$(485,334)	$1,584,588

At and for the Three Months Ended June 30, 2005:

	Commercial Banking	Mortgage Banking	Trust and Investment Services	Other	Intersegment Elimination	Consolidated
Net interest income	$7,697	$1,632	$—	$(205)	$—	$9,124
Provision for loan losses	820	—	—	—	—	820
Non-interest income	470	5,505	291	9	—	6,275
Non-interest expense	5,872	4,426	324	499	—	11,121
Provision for income taxes	453	960	(17)	(230)	—	1,166
Net income (loss)	$1,022	$1,751	$(16)	$(465)	$—	$2,292

Total Assets	$1,310,707	$495,017	$7,228	$165,331	$(511,046)	$1,467,237

At and for the Six Months Ended June 30, 2006:

	Commercial Banking	Mortgage Banking	Trust and Investment Services	Other	Intersegment Elimination	Consolidated
Net interest income	19,355	$2,279	$—	$(528)	$—	$21,106
Provision for loan losses	640	—	—	—	—	640
Non-interest income	1,813	7,277	1,672	23	—	10,785
Non-interest expense	13,105	7,989	1,631	1,155	—	23,880
Provision for income taxes	2,414	548	14	(590)	—	2,386
Net income (loss)	5,009	$1,019	27	$(1,070)	$—	$4,985

Total Assets	$1,511,410	$394,233	$6,826	$157,453	$(485,334)	$1,584,588

At and for the Six Months Ended June 30, 2005:

	Commercial Banking	Mortgage Banking	Trust and Investment Services	Other	Intersegment Elimination	Consolidated
Net interest income	$14,437	$2,943	$—	$(434)	$—	$16,946
Provision for loan losses	1,369	—	—	—	—	1,369
Non-interest income	845	10,145	450	17	—	11,457
Non-interest expense	11,465	8,376	545	830	—	21,216
Provision for income taxes	831	1,539	(38)	(417)	—	1,915
Net income (loss)	$1,617	$3,173	$(57)	$(830)	$—	$3,903

Total Assets	$1,310,707	$495,017	$7,228	$165,331	$(511,046)	$1,467,237

At June 30, 2006, the Company did not have any operating segments other than those reported. Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment. The parent company’s most significant assets are its net investments in its subsidiaries. The parent company’s net interest income is comprised of interest income from short-term investments and interest expense on trust preferred securities. The parent company’s non-interest expense is primarily non-allocable executive salaries and professional services related to the Company’s regulatory requirements.

Note 6

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005. Stock options outstanding at June 30, 2006 and 2005 were 2,427,230 and 2,076,413, respectively. Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 402,108 and 224,891 for the three months ended June 30, 2006 and 2005, respectively. Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 414,710 and 283,154 for the six months ended June 30, 2006 and 2005, respectively.

(In thousands,	Three Months Ended June 30,		Six Months Ended June 30,
except share and per share data)	2006	2005	2006	2005
Net income available to common shareholders	$2,391	$2,292	$4,985	$3,903
Weighted average common shares - basic	24,415,545	21,096,617	24,401,460	19,817,872
Weighted average common shares - diluted	24,995,818	21,321,508	24,993,471	20,101,026
Earnings per common share - basic	$0.10	$0.11	$0.20	$0.20
Earnings per common share - diluted	$0.10	$0.11	$0.20	$0.19

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

At June 30, 2006, accumulated other comprehensive income included an after-tax unrealized loss of $556,000 related to forward loan sale contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at June 30, 2006 which is related to the Company’s cash flow hedges will be recognized in earnings during the third quarter of 2006. For the three and six months ended June 30, 2006, the hedge ineffectiveness recorded through earnings was not significant.

At June 30, 2006, the derivative asset was $3.1 million and the derivative liability was $3.6 million. The Company had $169.3 million in loan commitments and $169.3 million in associated forward loan sales. The Company also had $311.9 million in forward loan sales contracts hedging the majority of its loans held for sale.

Note 8

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at June 30, 2006 is as follows:

	Mortgage Banking		Trust and Investment Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2005	$1,781	$247	$2,602	$211	$4,383	$458
2006 activity:
Customer relationship intangibles	—	99	161	99	161	198
Employment/non-compete agreement	—	—	—	87	—	87
Trade name	—	—	—	8	—	8
Balance at June 30, 2006	$1,781	$346	$2,763	$405	$4,544	$751

The aggregate amortization expense for the three months ended June 30, 2006 and 2005 was $145,000 and $72,000, respectively. The aggregate amortization expense for the six months ended June 30, 2006 and 2005 was $293,000 and $122,000, respectively.

The estimated amortization expense, as amended for the change in estimate described in Note 10, for the next five years is as follows:

(In thousands)
2006 (July – December)	414
2007	725
2008	408
2009	402
2010	402
2011	402

The changes in the carrying amount of goodwill for year to date June 30, 2006 are as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Trust and Investment Services	Total
Balance at December 31, 2005	$22	$12,941	$3,614	$16,577
2006 activity:
Trust division acquisition	$—	$—	$178	$178
Balance at June 30, 2006	$22	$12,941	$3,792	$16,755

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

At June 30, 2006, commitments to extend credit were $413 million and standby letters of credit were $6.7 million.

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

Note 10

Amendment to Employment Agreement

On June 29, 2006, the Company entered into an Amendment to the Employment Agreement (the “Amendment”) with John W. Fisher, president and chief executive officer of Wilson/Bennett. The Amendment amends the Employment Agreement dated as of June 8, 2005 between the Company and Mr. Fisher.  As provided in the Amendment, Mr. Fisher will retire from the business on September 30, 2006, work with the business in a consulting and business development function through April 30, 2007, and honor his non-compete agreement with the Company which will end on September 30, 2007. As Mr. Fisher transitions out of his involvement with Wilson/Bennett over the next fifteen months, we will continue to monitor the operations, customer base and assets under management and the associated impact on the fair value of goodwill and other intangible assets.

As a result of the Amendment, the Company has changed its estimated useful life for the intangible asset related to the employment/non-compete agreement acquired as part of the Wilson/Bennett acquisition. The useful life was changed from an aggregate of four years from the acquisition date to 15 months from the date of the Amendment.  As a result of this change, amortization expense will increase by $118,000 during the remainder of 2006.

We completed our analysis of the fair value of the goodwill associated with our acquisition of Wilson/Bennett during the second quarter of 2006, which indicated there was no impairment to this asset.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2006 and December 31, 2005 and the unaudited results of our operations for the three and six months ended June 30, 2006 and 2005. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report, the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Overview

We are a locally managed financial holding company headquartered in Tysons Corner, Virginia, committed to providing superior customer service, a diversified mix of financial products and services, and convenient banking to our retail and business customers. We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank, Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary, and Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm acquired in June 2005. Through these three subsidiaries and George Mason Mortgage, LLC (“George Mason”), a mortgage banking subsidiary of the Bank, we offer a wide range of traditional banking products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium-sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys. We have 23 branch office locations and seven mortgage banking office locations and provide competitive products and services. We complement our core banking operations by offering a full range of investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc. and asset management services through Wilson/Bennett.

On February 9, 2006, we acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. Our new trust division acts as trustee or custodian for assets in excess of $5 billion. Services provided by this division include trust, estates, custody, investment management, escrows, and retirement plans. This acquisition did not have a significant impact on operating results for the three and six months ended June 30, 2006 and is not expected to have a material impact on our financial condition or operating results in 2006. The trust division is included, along with CWS and Wilson/Bennett, in the Trust and Investment Services segment. In prior periods, this segment was called Investment Services.

On June 9, 2005, we acquired Wilson/Bennett for a total consideration of $6.5 million, which consisted of a payment of $1.6 million in cash and the issuance of 611,111 shares of our common stock, which we valued at $4.9 million. Wilson/Bennett’s assets and liabilities were recorded at fair value as of the purchase date. This transaction resulted in the recognition of $3.6 million of goodwill and $2.6 million of other intangible assets. Wilson/Bennett uses a value-oriented approach that focuses on large capitalization stocks. Wilson/Bennett’s primary source of revenue is management fees earned on the assets it manages for its customers. These management fees are generally based upon the market value of assets under management and, accordingly, revenues from Wilson/Bennett will be, assuming a consistent customer base, more when appropriate indices, such as the S&P 500, are higher and lower when such indices are depressed.

When we acquired Wilson/Bennett, it had approximately $225.0 million of assets under management. At June 30, 2006, assets under management by Wilson/Bennett were approximately $203.8 million. At March 31, 2006, assets under management were $159.7 million.  In our Quarterly Report on Form 10-Q for the period ended March 31, 2006, we reported that we were concerned about continued significant declines in assets under management by this subsidiary.  During the second quarter of 2006, Wilson/Bennett opened a significant customer relationship that increased assets under management.  We completed our analysis of the fair value of the goodwill associated with our acquisition of Wilson/Bennett during the second quarter of 2006, which indicated there was no impairment to this asset.  Subsequent to this evaluation, John W. Fisher, president and chief executive officer of Wilson/Bennett, announced that he will retire from the business on September 30, 2006, work with the business in a consulting and business development function through April 30, 2007, and honor a non-compete agreement through September 30, 2007. As Mr. Fisher transitions out of his involvement with Wilson/Bennett over the next fifteen months, we will continue to monitor the operations, customer base and assets under management and the associated impact on the fair value of goodwill and other intangible assets.

Net interest income is our primary source of revenue. We define revenue as net interest income plus non-interest income. As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely.  In addition to management of interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, non-interest income is an important source of revenue for us and includes, among other things, service charges on deposits and loans, investment fee income, which includes trust revenues, net gains on sales of investment securities available-for-sale, gains on sales of mortgage loans, and management fee income

Our business strategy is to grow through geographic expansion while maintaining strong asset quality and achieving increasing profitability. We completed a secondary common stock offering that raised $39.8 million in equity capital during the second quarter of 2005. This capital is being used to support the continuing expansion of our branch office network and balance sheet growth. As a result of this increased capital and retained earnings, our legal lending limit increased to $20.3 million as of June 30, 2006.

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

The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, accounting for economic hedging activities, accounting for business combinations and impairment testing of goodwill, and the valuation of deferred tax assets.

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

Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities in accordance SFAS No. 133, as amended, which requires that all derivative instruments be recorded on the statement of condition at their fair values. We evaluate the effectiveness of these transactions at inception and on an ongoing basis. Ineffectiveness is recorded through earnings. We do not enter into derivative transactions for speculative purposes.

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

Accounting for Business Combinations/Impairment Testing of Goodwill

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

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are assessing the impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.

Statements of Income

Net income for the three months ended June 30, 2006 and 2005 was $2.4 million and $2.3 million, respectively, an increase of $100,000, or 4%.  The increase in net income for the three months ended June 30, 2006 compared to the same period of 2005 is primarily a result of an increase in net interest income after provision for loan losses of $2.0 million, offset by an increase in non-interest expense of $1.3 million, and a $694,000 decrease in non-interest income.  Included in non-interest income for the three months ended June 30, 2006 is a $420,000 gain from the extinguishment of a borrowing.  Net income for the six months ended June 30, 2006 and 2005 was $5.0 million and $3.9 million, respectively, an increase of $1.1 million, or 28%. The increase in net income for the six months ended June 30, 2006 compared to same period of 2005 is primarily a result of an increase in net interest income after provision for loan losses of $4.9 million, offset by an increase in non-interest expense of $2.7 million and a decrease in non-interest income of $672,000. Included in non-interest income for the six months ended June 30, 2006 are gains of $769,000 related to the extinquishment of two borrowings.

Net income attributable to the Commercial Banking segment for the three months ended June 30, 2006 and 2005 was $2.4 million and $1.0 million, respectively.  Net income attributable to the Commercial Banking segment for the six months ended June 30, 2006 and 2005 was $5.0 million and $1.6 million, respectively.  The increase in net income for the three and six months periods ended June 30, 2006 compared to the same periods of 2005 in the Commercial Banking segment is attributable to an increase in the volume of average earning assets and the increased yields on those assets.

Net income attributable to the Mortgage Banking segment for the three months ended June 30, 2006 and 2005 was $600,000 and $1.8 million, respectively.  Net income attributable to the Mortgage Banking segment for the six months ended June 30, 2006 and 2005 was $1.0 million and $3.2 million, respectively. The decreases in the Mortgage Banking segment’s net income for the three and six months periods ended June 30, 2006 compared to the same periods of 2005 were due to a slowdown in the regional housing market caused in part by rising interest rates.

The Trust and Investment Services segment, which includes CWS, Wilson/Bennett and the new trust division of the Bank, recorded net income of $9,000 for the three months ended June 30, 2006, as compared to a net loss of ($16,000) for the same period 2005. The trust division of the Bank is included in the results of operations since the date of acquisition, February 9, 2006. This business segment reported net income of $27,000 and a net loss of ($57,000) for the six months ended June 30, 2006 and 2005, respectively.  The increase in net income for this segment is due to the addition of the newly acquired trust division, which occurred during the first quarter of 2006.

Basic earnings per share were $0.10 and $0.11 for the three months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, diluted earnings per share were $0.10 and $0.11, respectively. Weighted average fully diluted shares outstanding for the three months ended June 30, 2006 and 2005 were 24,995,818 and 21,321,508, respectively.

 Basic earnings per share were $0.20 for each of the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, diluted earnings per share were $0.20 and $0.19, respectively. Weighted average fully diluted shares outstanding for the six months ended June 30, 2006 and 2005 were 24,993,471 and 20,101,026, respectively.

Return on average assets for the three months ended June 30, 2006 and 2005 was 0.66% and 0.70%, respectively. Return on average equity for the three months ended June 30, 2006 and 2005 was 6.33% and 7.61%, respectively. Return on average assets for the six months ended June 30, 2006 and 2005 was 0.71% and 0.64%, respectively. Return on average equity for the six months ended June 30, 2006 and 2005 was 6.63% and 7.16%, respectively.

Net interest income represents the difference between interest and fees earned on interest earning assets and the interest paid on deposits and other interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended June 30, 2006 and 2005 was $10.7 million and $9.1 million, respectively, a period-to-period increase of $1.6 million, or 18%. The increase in net interest income is primarily the result of an increase in the average volume of loans receivable and investment securities compared with the same period of 2005. These increases were funded through increases in total deposits and other borrowed funds. Net interest income for the three months ended June 30, 2006 and 2005 represented 66% and 59% of our total revenues, respectively.

Net interest income for the six months ended June 30, 2006 and 2005 was $21.1 million and $16.9 million, respectively, a period-to-period increase of $4.2 million, or 25%. The increase in net interest income is primarily the result of an increase in the average volume of loans receivable and investment securities compared with the same period of 2005. These increases were funded through increases in total deposits and other borrowed funds. Net interest income for the six months ended June 30, 2006 and 2005 represented 66% and 60% of our total revenues, respectively.

Our net interest margin, or net interest income divided by average earning assets, for the three months ended June 30, 2006 and 2005 was 3.10% and 2.91%, respectively. Our net interest margin for the six months ended June 30, 2006 and 2005 was 3.13% and 2.88%, respectively. The increase in the net interest margin for the three and six months ended June 30, 2006 compared to the same periods of 2005 is a result of a higher volume of loans receivable and investment securities and an increased rate of interest earned on those earning assets compared with the interest rate paid on the increased volume of deposits and other borrowed funds. Tables 1 through 4 present an analysis of average earning assets and interest bearing liabilities with related components of interest income and interest expense.

Table 1.

Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities
Three Months Ended June 30, 2006, 2005 and 2004
(In thousands)

	2006			2005			2004
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$83,055	$1,456	7.01%	$66,766	$954	5.72%	$57,385	$755	5.26%
Real estate - commercial	278,813	4,667	6.70	246,548	3,891	6.31	151,236	2,340	6.19
Real estate - construction	138,175	2,843	8.23	68,402	1,145	6.70	45,947	638	5.55
Real estate - residential	167,753	2,151	5.13	108,400	1,451	5.35	42,028	581	5.53
Home equity lines	77,150	1,320	6.86	64,678	806	4.98	51,027	407	3.20
Consumer	4,469	85	7.61	4,931	87	7.06	9,336	145	6.21
Total loans	749,415	12,522	6.68	559,725	8,334	5.96	356,959	4,866	5.45

Loans held for sale, net	285,071	5,276	7.40	387,890	4,657	4.80	468	5	4.27
Investment securities - available-for-sale(2)	232,614	2,670	4.59	160,006	1,532	3.83	181,147	1,553	3.43
Investment securities held-to-maturity	108,814	1,102	4.05	130,982	1,253	3.83	157,827	1,478	3.75
Other investments	6,319	88	5.58	6,515	73	4.48	4,566	46	4.03
Federal funds sold	6,360	85	5.38	10,279	77	3.00	8,586	19	0.90

Total interest-earning assets and interest income	1,388,593	21,743	6.26%	1,255,397	15,926	5.07%	709,553	7,967	4.49%

Non-interest earning assets:
Cash and due from banks	8,079			10,110			10,958
Premises and equipment, net	19,971			17,333			8,065
Goodwill and other intangibles, net	20,647			17,622			22
Accrued interest and other assets	11,882			11,713			5,335
Allowance for loan losses	(8,631)			(6,545)			(4,417)
Total assets	$1,440,541			$1,305,630			$729,516

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:

Interest checking	160,171	1,177	2.95%	121,307	362	1.19%	150,689	506	1.35%
Money markets	125,196	777	2.48	164,349	1,112	2.71	26,703	39	0.58
Statement savings	77,590	869	4.49	9,157	25	1.09	7,583	12	0.63
Certificates of deposit	618,850	6,313	4.08	523,279	4,031	3.08	275,287	1,941	2.82
Total interest-bearing deposits	981,807	9,136	3.73	818,092	5,530	2.70	460,262	2,498	2.18

Other borrowed funds	172,868	1,853	4.30	202,803	1,272	2.51	94,650	471	2.00
Total interest-bearing liabilities and interest expense	1,154,675	10,989	3.82	1,020,895	6,802	2.67	554,912	2,969	2.15

Noninterest-bearing liabilities:
Demand deposits	114,798			112,239			80,991
Other liabilities	19,949			51,955			1,574
Common shareholders’ equity	151,119			120,541			92,039
Total liabilities and shareholders’ equity	$1,440,541			$1,305,630			$729,516

Net interest income and net interest margin (2)		$10,754	3.10%		$9,124	2.91%		$4,998	2.82%

(1)                Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented.

(2)                Interest income for investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%

Table 2.

Rate and Volume Analysis
Three Months Ended June 30, 2006, 2005 and 2004
(In thousands)

	Three Months Ended June 30, 2006 Compared to 2005			Three Months Ended June 30, 2005 Compared to 2004
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans (1):
Commercial and industrial	$233	$269	$502	$123	$76	$199
Real estate - commercial	509	267	776	1,475	76	1,551
Real estate - construction	1,168	530	1,698	312	195	507
Real estate - residential	794	(94)	700	918	(48)	870
Home equity lines	155	359	514	108	291	399
Consumer	(8)	6	(2)	(68)	10	(58)
Total loans	2,851	1,337	4,188	2,868	600	3,468

Loans held for sale, net	(1,234)	1,853	619	4,139	513	4,652
Investment securities - available-for-sale(2)	695	443	1,138	(181)	160	(21)
Investment securities held-to-maturity	(212)	61	(151)	(251)	26	(225)
Other investments	(2)	17	15	20	7	27
Federal funds sold	(30)	38	8	4	54	58
Total interest income	2,068	3,749	5,817	6,599	1,360	7,959

Interest expense:

Interest-bearing deposits:

Interest checking	115	700	815	(99)	(45)	(144)
Money markets	(264)	(71)	(335)	200	873	1,073
Statement savings	186	658	844	2	11	13
Certificates of deposit	737	1,545	2,282	1,744	346	2,090
Total interest-bearing deposits	774	2,832	3,606	1,847	1,185	3,032

Other borrowed funds	(188)	769	581	539	262	801

Total interest expense	586	3,601	4,187	2,386	1,447	3,833

Net interest income (2)	$1,482	$148	$1,630	$4,213	$(87)	$4,126

(1)             Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented

(2)             Interest income for investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%.

Table 3.

Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities
Six Months Ended June 30, 2006, 2005 and 2004
(In thousands)

	2006			2005			2004
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$78,104	$2,761	7.07%	$63,836	$1,809	5.67%	$58,356	$1,551	5.32%
Real estate - commercial	274,950	9,059	6.59	235,276	7,272	6.18	144,506	4,563	6.32
Real estate - construction	133,626	5,382	8.06	68,683	2,262	6.59	43,778	1,204	5.50
Real estate - residential	162,923	4,155	5.10	96,746	2,594	5.36	42,382	1,196	5.64
Home equity lines	76,802	2,491	6.54	62,983	1,490	4.77	47,928	770	3.22
Consumer	4,732	179	7.57	5,417	187	6.90	9,855	308	6.25
Total loans	731,137	24,027	6.57	532,941	15,614	5.86	346,805	9,592	5.53

Loans held for sale, net	259,458	9,553	7.36	338,730	8,015	4.73	301	7	4.65
Investment securities - available-for-sale(2)	212,472	4,742	4.46	156,974	2,962	3.77	161,637	2,824	3.50
Investment securities held-to-maturity	111,041	2,227	4.01	133,450	2,561	3.84	153,922	2,828	3.67
Other investments	6,440	177	5.51	5,847	127	4.35	4,100	84	4.10
Federal funds sold	32,818	735	4.51	10,718	138	2.60	10,366	47	0.90

Total interest-earning assets and interest income	1,353,366	41,461	6.13%	1,178,660	29,417	4.99%	677,131	15,382	4.54%

Non-interest earning assets:
Cash and due from banks	7,681			6,336			10,607
Premises and equipment, net	19,069			17,167			7,449
Goodwill and other intangibles, net	20,560			16,070			22
Accrued interest and other assets	11,577			9,769			6,274
Allowance for loan losses	(8,529)			(6,268)			(4,413)
Total assets	$1,403,724			$1,221,734			$697,070

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:

Interest checking	142,824	1,899	2.68%	130,184	790	1.22%	153,106	1,034	1.35%
Money markets	155,368	1,963	2.53	104,021	1,282	2.46	25,586	75	0.59
Statement savings	43,721	901	4.16	8,924	47	1.05	7,387	21	0.58
Certificates of deposit	619,482	12,164	3.93	538,096	8,088	3.01	256,425	3,650	2.85
Total interest-bearing deposits	961,395	16,927	3.55	781,225	10,207	2.63	442,504	4,780	2.17

Other borrowed funds	159,062	3,377	4.28	178,328	2,264	2.56	84,098	771	1.84

Total interest-bearing liabilities and interest expense	1,120,457	20,304	3.65	959,553	12,471	2.62	526,602	5,551	2.11

Noninterest-bearing liabilities:
Demand deposits	112,572			108,084			76,695
Other liabilities	20,393			45,006			1,889
Common shareholders’ equity	150,302			109,091			91,884
Total liabilities and shareholders’ equity	$1,403,724			$1,221,734			$697,070

Net interest income and net interest margin (2)		$21,157	3.13%		$16,946	2.88%		$9,831	2.90%

(1)                Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2)                Interest income for investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%.

Table 4.

Rate and Volume Analysis

Six Months Ended June 30, 2006, 2005 and 2004

(In thousands)

	Six Months Ended June 30,			Six Months Ended June 30,
	2006 Compared to 2005			2005 Compared to 2004
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$404	$548	$952	$146	$112	$258
Real estate - commercial	1,226	561	1,787	2,866	(157)	2,709
Real estate - construction	2,139	981	3,120	685	373	1,058
Real estate - residential	1,774	(213)	1,561	1,534	(136)	1,398
Home equity lines	328	673	1,001	239	481	720
Consumer	(24)	16	(8)	(138)	17	(121)
Total loans	5,847	2,566	8,413	5,332	690	6,022

Loans held for sale, net	(1,876)	3,414	1,538	7,870	138	8,008
Investment securities - available-for-sale(2)	1,047	733	1,780	(82)	220	138
Investment securities held-to-maturity	(430)	96	(334)	(376)	109	(267)
Other investments	13	37	50	36	7	43
Federal funds sold	285	312	597	2	89	91

Total interest income	4,886	7,158	12,044	12,782	1,253	14,035

Interest expense:

Interest-bearing deposits:

Interest checking	78	1,031	1,109	(158)	(86)	(244)
Money markets	631	50	681	233	974	1,207
Statement savings	181	673	854	5	21	26
Certificates of deposit	1,230	2,846	4,076	3,994	444	4,438
Total interest-bearing deposits	2,120	4,600	6,720	4,074	1,353	5,427

Other borrowed funds	(244)	1,357	1,113	861	632	1,493
Total interest expense	1,876	5,957	7,833	4,935	1,985	6,920

Net interest income (2)	$3,010	$1,201	$4,211	$7,847	$(732)	$7,115

(1)             Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2)             Interest income for investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%.

The provision for loan losses for the three months ended June 30, 2006 and 2005 was $390,000 and $820,000, respectively. For the six months ended June 30, 2006 and 2005, the provision was $640,000 and $1.4 million, respectively. The decrease in provision expense for the three and six months ended June 30, 2006 compared to the same periods of 2005 is primarily the result of our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses at June 30, 2006 and December 31, 2005 was $9.0 million and $8.3 million, respectively.   Our allowance for loan losses ratio to loans receivable, net was 1.15% at June 30, 2006 and 1.18% at December 31, 2005. There were net recoveries of previously charged-off loans of $23,000 in the first six months of 2006. Non-performing loans were equal to 0.07% and 0.03% of total loans receivable at June 30, 2006 and December 31, 2005, respectively.

In 1999 and 2001, the Company purchased loan participations of approximately $12.3 million from a bank in New Orleans, Louisiana, which represented approximately 950 loans. At June 30, 2006, the aggregate total remaining balances on these participations were approximately $1.4 million and represented approximately 200 loans secured by various types of recreational vehicles. The borrowers are located in several southern states including Louisiana. Hurricane and other weather-related problems had disrupted the operations of the New Orleans bank, curtailed mail delivery and other communications in the area and caused wide-spread destruction in the gulf coast region. We maintain an allowance of approximately $71,000 for these loans as of June 30, 2006. The majority of these loans continue to perform in accordance with their terms and we anticipate removing them from our problem loan watch list in the third quarter of 2006.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in Tables 5, 6 and 7.

Table 5.

Allowance for Loan Losses
Six Months Ended June 30, 2006 and 2005
(In thousands)

	2006	2005
Beginning balance, January 1	$8,301	$5,878

Provision for loan losses	640	1,369

Loans charged off:
Commercial and industrial	(42)	(120)
Consumer	(1)	(1)
Total loans charged off	(43)	(121)

Recoveries:
Commercial and industrial	66	76
Consumer	—	8
Total recoveries	66	84

Net (charge offs) recoveries	23	(37)

Ending balance, June 30	$8,964	$7,210

	June 30,	December 31,
	2006	2005
Loans:
Balance at period end	$779,628	$705,644

Allowance for loan losses to loans receivable, net of fees	1.15%	1.18%

Annualized net charge-offs to average loans receivable	0.00%	0.01%

Table 6.

Allocation of the Allowance for Loan Losses

At June 30, 2006 and December 31, 2005

(In thousands)

	June 30, 2006		December 31, 2005
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,290	10.49%	$1,153	9.83%
Real estate - commercial	3,374	38.10%	3,338	39.01%
Real estate - construction	1,723	19.23%	1,432	18.13%
Real estate - residential	1,721	22.11%	1,490	21.65%
Home equity lines	721	9.52%	721	10.63%
Consumer	135	0.55%	167	0.75%

Total allowance for loan losses	$8,964	100.00%	$8,301	100.00%

*                    Percentage of loan type to the total loan portfolio.

Table 7.

Nonperforming Loans Receivable

At June 30, 2006 and December 31, 2005

(In thousands)

	June 30,	December 31,
	2006	2005
Nonaccruing loans	$577	$214

Loans contractually past-due 90 days or more	1	33

Total nonperforming loans receivable	$578	$247

Non-interest income includes, among other things, service charges on deposits and loans, gains on the sale of mortgage loans, investment fee income, and management fee income, and continues to be an important factor in our operating results. Non-interest income for the three months ended June 30, 2006 and 2005 was $5.6 million and $6.3 million, respectively, a decrease of $694,000, or 11%. Non-interest income for the six months ended June 30, 2006 and 2005 were $10.8 million and $11.5 million, respectively, a decrease of $672,000 or 6%.  Net gains on sales of mortgage loans by George Mason for the three months ended June 30, 2006 and 2005 was $2.5 million and $4.0 million, respectively, a decrease of $1.5 million, or 38%.  Net gains on sales of mortgage loans by George Mason for the six months ended June 30, 2006 and 2005 was $5.3 million and $7.6 million, respectively, a decrease of $2.3 million, or 30%. The decrease in net gains on sales of mortgage loans for the three and six months ended June 30, 2006 compared to the same periods of 2005 was due to the slowdown in the regional housing market caused in part by rising interest rates. Included in the net gains on sale of mortgage loans are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination. Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.   Management fee income for the three months ended June 30, 2006 and 2005 was $664,000 and $974,000, respectively, a decrease of $310,000, or 32%. Management fee income for the six months ended June 30, 2006 and 2005 was $1.1 million and $1.5 million, respectively, a decrease of $416,000, or 28%. Management fee income represents the income earned for services provided by George Mason to other mortgage banking companies owned by local home builders and generally fluctuates based on the volume of loan sales.

Service charges on deposit accounts increased $59,000 to $389,000 for the three months ended June 30, 2006 compared to $330,000 for the same period of 2005. For the six months ended June 30, 2006, service charges on deposit accounts increased $148,000 to $758,000 compared to $610,000 for the same period of 2005. The increase in service charges on deposit accounts is primarily the result of an increased number of deposit accounts in 2006 compared to 2005. Loan service charge income decreased $60,000 to $558,000 for the three months ended June 30, 2006, compared to $618,000 for the same period of 2005.  For the six months ended June 30, 2006, loan service charge income decreased $63,000 to $1.18 million compared to $1.24 million for the same period of 2005.

Investment fee income increased $700,000 to $991,000 for the three months ended June 30, 2006 compared to $291,000 for the same period of 2005. For the six months ended June 30, 2006, investment fee income increased $1.2 million to $1.7 million compared to $450,000 for the same period of 2005. The increase in investment fee income is primarily attributable to the acquisition of Wilson/Bennett in June 2005 and the addition of the trust division in February 2006.

Included in other income are gains related to the extinguishment of two borrowings totaling $420,000 and $769,000 for the three and six months ended June 30, 2006, respectively. There were no similar transactions for the same periods of 2005.

Non-interest income for the three months ended June 30, 2006 and 2005 represented 34% and 41% of our total revenues, respectively.  Non-interest income for the six months ended June 30, 2006 and 2005 represented 34% and 40% of our total revenues, respectively.

Non-interest expense includes, among other things, salaries and benefits, occupancy, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense for the three months ended June 30, 2006 was $12.4 million, compared to $11.1 million for the same period of 2005, an increase of $1.3 million, 12%.  For the six months ended June 30, 2006, non-interest expense was $23.9 million, compared to $21.2 million for the same period of 2005, an increase of $2.7 million, or 13%. The increases are primarily attributable to our branch office expansion during the past twelve months and the acquisitions of Wilson/Bennett and the trust division. Expenses related to the branch expansion are primarily represented in the increases in our salaries and benefits expense, occupancy expense and depreciation expense. We expect non-interest expense to continue to increase as we continue our branch expansion in 2006. We currently plan to open two branch offices during the remainder of 2006.

The effective tax rate for the second quarter of 2006 was 30.8%, compared to 33.7% for the same period of 2005. For the six months ended June 30, 2006, the effective tax rate was 32.4%, compared to 32.9% for the same period of 2005. We recorded a provision for income tax expense of $1.1 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the provision for income tax expense was $2.4 million and $1.9 million, respectively. See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $1.58 billion at June 30, 2006, compared to $1.45 billion at December 31, 2005, an increase of $132.3 million, or 9%. This growth was driven primarily by increases in loans receivable and the investment securities portfolio, which were funded by growth in our deposits and other borrowed funds.

Investment securities were $342.9 million at June 30, 2006, compared to $294.2 million at December 31, 2005, an increase of $48.7 million, or 17%. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. At June 30, 2006, investment securities available-for-sale were $236.4 million and investment securities held-to-maturity were $106.5 million. See Table 8 for additional information on our investment securities portfolio.

Investment securities with unrealized losses are investment grade securities. Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated temporary losses are not a result of permanent credit impairment. Mortgage-backed investment securities, which are the primary component of the unrealized losses in the investment securities portfolio, are primarily comprised of bonds issued by the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC).

Table 8.

Investment Securities

At June 30, 2006 and December 31, 2005

(In thousands)

	Amortized	Fair	Average
Available-for-sale at June 30, 2006	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$51,966	$50,692	4.91%
Five to ten years	13,050	12,944	5.92
Total U.S. government-sponsored agencies	65,016	63,636	5.11

Mortgage-backed securities*
One to five years	4,934	4,727	4.11
Five to ten years	10,259	9,767	3.76
After ten years	147,436	141,267	4.78
Total mortgage-backed securities	162,629	155,761	4.70

Municipal securities
After ten years	15,717	15,034	4.09
Total municipal securities	15,717	15,034	4.09

U.S. treasury securities
One to five years	2,006	1,986	2.63
Total U.S. treasury securities	2,006	1,986	2.63
Total investment securities available-for-sale	$245,368	$236,417	4.75%

	Amortized	Fair	Average
Held-to-maturity at June 30, 2006	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$9,500	$9,066	3.52%
Five to ten years	13,021	12,471	4.45
After ten years	3,000	2,898	4.55
Total U.S. government-sponsored agencies	25,521	24,435	4.11

Mortgage-backed securities*
Five to ten years	7,487	7,158	4.11
After ten years	65,468	62,552	4.31
Total mortgage-backed securities	72,955	69,710	4.29

Corporate bonds
After ten years	8,004	7,732	4.21
Total corporate bonds	8,004	7,732	4.21
Total investment securities held-to-maturity	106,480	101,877	4.24

Total investment securities	$351,848	$338,294	4.60%

	Amortized	Fair	Average
Available-for-sale at December 31, 2005	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$43,784	$43,264	4.79%
Five to ten years	15,175	15,147	5.42
Total U.S. government-sponsored agencies	58,959	58,411	4.88

Mortgage-backed securities*
One to five years	5,441	5,269	4.02
Five to ten years	8,980	8,678	3.88
After ten years	108,309	104,613	4.21
Total mortgage-backed securities	122,730	118,560	4.17

U.S. treasury securities
One to five years	2,015	1,984	2.63
Total U.S. treasury securities	2,015	1,984	2.63
Total investment securities available-for-sale	$183,704	$178,955	4.38%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2005	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$9,500	$9,172	3.52%
Five to ten years	13,020	12,698	4.37
After ten years	3,000	2,936	4.22
Total U.S. government-sponsored agencies	25,520	24,806	4.03

Mortgage-backed securities*
Five to ten years	7,662	7,470	4.21
After ten years	74,082	71,937	4.24
Total mortgage-backed securities	81,744	79,407	4.23

Corporate bonds
After ten years	8,005	7,812	4.21
Total corporate bonds	8,005	7,812	4.21
Total investment securities held-to-maturity	115,269	112,025	4.19

Total investment securities	$298,973	$290,980	4.31%

* Based on contractual maturities.

Loans receivable, net of deferred fees and costs, increased by $74.0 million, or 10%, to $779.6 million at June 30, 2006 from $705.6 million at December 31, 2005. See Table 9 for details on the loans receivable portfolio. We experienced growth in our commercial and industrial, real estate commercial, real estate construction and residential real estate loan portfolios. We expect continued growth within these loan categories over the reminder of 2006 due to our increased legal lending limit of $20.3 million at June 30, 2006 and the volume of loans we have scheduled for funding. In addition, we had $376.5 million in loans held for sale, net at June 30, 2006, compared to $361.7 million at December 31, 2005, an increase of $14.8 million. Loans that are held for sale, net are valued at the lower of cost or market value.

Table 9.

Loans Receivable

At June 30, 2006 and December 31, 2005

(In thousands)

	June 30, 2006		December 31, 2005

Commercial and industrial	$81,771	10.49%	$69,392	9.83%
Real estate - commercial	297,084	38.10	275,381	39.01
Real estate - construction	149,946	19.23	128,009	18.13
Real estate - residential	172,410	22.11	152,818	21.65
Home equity lines	74,202	9.52	75,048	10.63
Consumer	4,350	0.55	5,255	0.75

Gross loans	$779,763	100.00%	$705,903	100.00%

Net deferred (fees) costs	(135)		(259)
Less: allowance for loan losses	(8,964)		(8,301)

Loans receivable, net	$770,664		$697,343

Total deposits were $1.14 billion at June 30, 2006 compared to $1.07 billion at December 31, 2005. We experienced increases in our non-interest bearing checking, interest checking, and savings deposit products, which offset decreases in our interest-bearing money market deposits and certificates of deposit. See Table 10 for details on certificates of deposit with balances of $100,000 or more. The increase in interest checking deposits is a result of new customers from our branch expansion and competitive deposit pricing, particularly with our Chairman’s Club interest checking relationship product, which we introduced in the first quarter of 2006. Our Chairman’s Club interest checking deposit promotion is a relationship account that offered initially and continues to offer an interest rate of 4.01% on balances over $25,000. Our savings deposits increased as a result of our new Simply Savings product, which allows new customers to earn a yield of 5.01% on funds deposited with us.  Brokered certificates of deposit decreased $8.8 million to $981,000 at June 30, 2006 compared to $9.8 million at December 31, 2005.

Table 10.

Certificates of Deposit of $100,000 or More

At June 30, 2006

(In thousands)

Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$37,171	$12,631	$49,802
Over three months through six months	47,223	40,395	87,618
Over six months through twelve months	26,247	30,116	56,363
Over twelve months	49,369	12,466	61,835
	$160,010	$95,608	$255,618

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Other borrowed funds increased $69.3 million to $224.7 million at June 30, 2006, compared to $155.4 million at December 31, 2005, due primarily to a $58.5 million increase in short term dealer repurchase agreement borrowings at June 30, 2006 compared to none at December 31, 2005. Treasury, Tax & Loan Note option borrowings decreased $3.6 million to $1.7 million at June 30, 2006 compared to $5.2 million at December 31, 2005.  Long-term FHLB advances decreased $29.3 million to $59.2 million at June 30, 2006 compared to $88.5 million at December 31, 2005. Short-term FHLB advances increased to $20.0 million at June 30, 2006 from none at December 31, 2005.  Fed funds purchased increased to $25.0 million at June 30, 2006 from none at December 31, 2005. Table 11 provides information on our borrowings.

Table 11.

Short-Term Borrowings and Other Borrowed Funds

At June 30, 2006

(In thousands)

Short-term FHLB advances:

				Amount
Advance Date	Term of Advance	Date Due	Interest Rate	Outstanding
Jul-03	3 years	Jul-06	2.07%	$6,250
Mar-03	4 years	Mar-07	2.81	1,000
Apr-04	3 years	Apr-07	3.15	3,000
Jun-05	2 years	Jun-07	4.12	5,000
Jun-06	1 years	Jun-07	4.12	5,000
Jun-06	1 years	Jun-07	5.57	15,000
Total short-term FHLB advances and weighted average rate			4.25%	$35,250

Other short-term borrowed funds:
Federal Funds Purchased	5.08	$25,000
TT&L Note option	4.52	1,649
Dealer repurchase agreements	5.07	58,545
Customer repurchase agreements	1.98	39,703
Total other short-term borrowed funds and weighted average rate	4.08%	$124,897

Other borrowed funds:
Trust preferred	7.57	$20,619
FHLB advances - long term	3.46	43,959
Other borrowed funds and weighted average rate	4.77%	$64,578

Total other borrowed funds and weighted average rate	4.31%	$224,725

At June 30, 2006, mortgage funding checks increased by $9.4 million to $51.0 million, compared to $41.6 million at December 31, 2005. These liabilities are related to George Mason and are used to fund the loans in process of being sold. George Mason has credit facilities with the Bank and also has a third party facility of $250 million. There were no borrowings outstanding under this third party facility at June 30, 2006.

Shareholders’ equity at June 30, 2006 was $149.6 million, an increase of $1.7 million, compared to $147.9 million at December 31, 2005. The increase from the year end was primarily a result of net income of $5.0 million for the six months ended June 30, 2006, offset by an increase in unrealized losses on derivative instruments designated as cash flow hedges of $275,000 and by an unfavorable market value adjustment of $2.7 million on investment securities available-for-sale as of June 30, 2006. Book value per share at June 30, 2006 was $6.13, compared to $6.07 at December 31, 2005. Tangible book value per share at June 30, 2006 was $5.55 compared to $5.12 at December 31, 2005.

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

For the three months ended June 30, 2006, the Commercial Banking segment recorded net income of $2.4 million compared to $1.0 million for the same period of 2005, an increase of $1.4 million. The increase in net income for the second quarter 2006 is primarily related to the increased volume and interest rates in the Bank’s loan receivable portfolio. For the six months ended June 30, 2006, the Commercial Banking segment recorded net income of $5.0 million compared to $1.6 million for the six months ended June 30, 2005, an increase of $3.4 million. At June 30, 2006, total assets for this segment were $1.51 billion, loans receivable, net of deferred fees and costs, were $779.6 million and total deposits were $1.14 billion. At June 30, 2005, total assets were $1.31 billion, loans receivable, net of deferred fees and costs were $603.3 million and total deposits were $1.00 billion.

Mortgage Banking

The operations of the Mortgage Banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended June 30, 2006 and 2005, the Mortgage Banking segment recorded net income of $600,000 and $1.8 million, respectively. The decrease in net income for 2006 is directly related to the decreased volume of loans originated due to the slowdown in regional housing market caused in part by increases in interest rates. For the six months ended June 30, 2006 and 2005, the Mortgage Banking segment recorded net income of $1.0 million and $3.2 million, respectively. At June 30, 2006, total assets for this segment were $394.2 million, loans held for sale, net were $376.5 million and mortgage funding checks were $51.0 million. At June 30, 2005, total assets were $495.0 million, loans held for sale, net were $475.1 million and mortgage funding checks were $93.7 million.

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

For the three months ended June 30, 2006, the Trust and Investment Services segment recorded net income of $9,000, compared to a net loss of $16,000 for the same period of 2005, an increase in net income of $25,000. For the six months ended June 30, 2006, the Trust and Investment Services segment recorded net income of $27,000, compared to a net loss of $57,000 for the same period of 2005. At June 30, 2006, total assets were $6.8 million and total assets under management were $5.84 billion. At June 30, 2005, total assets for this segment were $7.2 million and total assets under management were $344.7 million. The increase in assets under management from 2005 to 2006 is directly related to the addition of the trust division in February 2006.

As a result of an amendment to the employment agreement with the president and chief executive officer of Wilson/Bennett, we will accelerate the amortization of the intangible asset related to an employment and non-compete agreement beginning July 1, 2006. As a result, pretax amortization expense related to this asset will be $118,000 more in the last half of 2006 compared to the six months ended June 30, 2006.

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

At June 30, 2006, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 13.87% and 14.68%, respectively. At December 31, 2005, our Tier 1 and total risk-based capital ratios were 14.83% and 15.65%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions. Table 12 provides additional information pertaining to our capital ratios.

Table 12.

Capital Components

At June 30, 2006 and December 31, 2005

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At June 30, 2006
Total risk based capital / Total capital to risk-weighted assets	$164,493	14.68%	$89,673	>	8.00%	$112,091	>	10.00%
Tier I capital / Tier I capital to risk-weighted assets	155,417	13.87%	44,836	>	4.00%	67,254	>	6.00%
Tier I capital / Total capital to average assets	155,417	10.95%	56,795	>	4.00%	70,994	>	5.00%

At December 31, 2005
Total risk-based capital / Total capital to risk-weighted assets	$159,155	15.65%	$81,334	>	8.00%	$101,668	>	10.00%
Tier I capital / Tier I capital to risk-weighted assets	150,742	14.83%	40,667	>	4.00%	61,001	>	6.00%
Tier I capital / Total capital to average assets	150,742	10.71%	56,308	>	4.00%	70,386	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing business activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us. The required payments under such obligations are detailed in Table 13.

Table 13.

Contractual Obligations

At June 30, 2006

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Certificates of deposit	$578,050	$424,280	$141,213	$11,905	$652
Brokered certificates of deposit	981	981	—	—	—
Advances from the Federal Home Loan Bank of Atlanta	79,208	35,250	23,750	15,208	5,000
Trust preferred securities	20,619	—	—	—	20,619
Operating lease obligations	20,125	4,629	3,336	6,018	6,142
Total	$698,983	$465,140	$168,299	$33,131	$32,413

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

At June 30, 2006, commitments to extend credit were $413.0 million and standby letters of credit were $6.7 million.

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

George Mason and the Bank have a one year $150 million floating rate revolving credit and security agreement with a third party. The purpose of this credit facility is to fund residential mortgage loans at George Mason prior to their sale into the secondary market. The credit facility requires, among other things, that George Mason and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth levels. The Company has guaranteed repayment of this debt. The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%. At June 30, 2006, this line was not utilized.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $260.3 million at June 30, 2006 or 16% of total assets. We hold investments that are classified as held-to-maturity in the amount of $106.5 million at June 30, 2006. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged the majority of its investment securities to the Federal Home Loan Bank of Atlanta with additional investment securities pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at June 30, 2006 was approximately $244.8 million. Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $16.5 million at June 30, 2006. George Mason has $650 million of lines of credit available, including $400 million with the Bank and $250 million described above. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

At June 30, 2006, given the assumptions built into our forecasting model, we were liability sensitive. Liability sensitive means that we had more liabilities maturing or repricing than assets. While we continue to have a significant portion of our assets as floating rate assets, the average maturity of our liabilities has decreased and we have increased the level of non-maturity deposits which allows the bank to adjust the rates on these liabilities quickly in a falling rate scenario. In a falling rate environment, net interest income should grow for a liability sensitive bank. In the down 200 basis point scenario for one year, net interest income improves by not more than 2.8% compared to the base case and by not more than 4.4% over the two year time horizon. Being liability sensitive, net interest income generally declines compared to the base case in a rising rate environment. At June 30, 2006, net interest income has a negative variance to the base case of not more than 2% over the two year time horizon. These changes from the base case are within the guidelines we have established.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our Asset/Liability Committee is responsible for reviewing our liquidity requirements and maximizing our net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Interest rate risk arises because the assets of the Bank and the liabilities of the Bank have different maturities and repricing characteristics. In order to measure this interest rate risk, we use a simulation process that measures the impact of changing interest rates on net interest income. This model is run for the Bank by an independent consulting firm. The simulations incorporate assumptions related to expected activity in the balance sheet. For maturing assets, assumptions are developed for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as NOW, Money Market, savings accounts and no-penalty certificates of deposit. Based on inputs that include the most recent period end balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that interest rates remain unchanged. This becomes the base case. Next, the model determines the impact on net interest income given certain interest rate changes. The rate simulations are performed for a two year period and include ramped rate changes of down 200 basis points and up 200 basis points. In the ramped down rate change, the model moves rates gradually down 200 basis points over the first year and then rates remain flat in the second year. For the up 200 basis point scenario, rates are gradually increased by 200 basis points in the first year and remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results for net interest income are then compared to the base case with a variance to the base case determined.

At June 30, 2006, given the assumption built into our forecasting model, we were liability sensitive. Liability sensitive means that we had more liabilities maturing or repricing than assets. While we continue to have a significant portion of our assets as floating rate assets, the average maturity of our liabilities has decreased and we have increased the level of non-maturity deposits which allows the bank to adjust the rates on these liabilities quickly in a falling rate scenario. In a falling rate environment, net interest income should grow for a liability sensitive bank. In the down 200 basis point scenario for one year, net interest income improves by not more than 2.8% compared to the base case and by not more than 4.4% over the two year time horizon. Being liability sensitive, net interest income generally declines compared to the base case in a rising rate environment. At June 30, 2006, net interest income has a negative variance to the base case of not more than 2% over the two year time horizon. These changes from the base case are within the guidelines we have established.

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

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company’s Annual Meeting of Shareholders was held on April 21, 2006.

(b)  Not applicable.

(c)  At the Annual Meeting of Shareholders, the following persons were elected as directors for terms expiring in 2009:

	Votes
Director	For	Withheld
Bernard H. Clineburg	21,020,319	622,898
James D. Russo	20,983,134	660,083
John H. Rust, Jr.	21,452,962	190,255
George P. Shafran	20,754,680	888,537

In addition, the shareholders voted on and approved an amendment to the Company’s 2002 Equity Compensation Plan by a vote of 7,831,064 for and 6,227,858 against, with 172,513 abstentions and 7,411,782 broker non-votes.

The shareholders also voted on and approved an amendment to the Company’s deferred income plans by a vote of 8,204,055 for and 5,804,151 against, with 223,229 abstentions and 7,411,782 broker non-votes.

Finally, the shareholders voted on and ratified the appointment of KPMG LLP, as the Company’s independent auditors for 2006 by a vote of 20,893,240 for and 700,508 against, with 49,469 abstentions.

(d)  None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

10.1	Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 27, 2006)
10.2	Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 27, 2006)
10.3	Cardinal Financial Corporation Directors Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 27, 2006)
10.4	George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed April 27, 2006)
10.5

Amendment to Employment Agreement dated June 29, 2006 by and between Cardinal Financial Corporation and John W. Fisher (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 6, 2006)

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2006	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2006	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Director of Finance and Accounting
(Principal Financial Officer)

Date: August 8, 2006	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 27, 2006)
10.2	Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 27, 2006)
10.3	Cardinal Financial Corporation Directors Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 27, 2006)
10.4	George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed April 27, 2006)
10.5

Amendment to Employment Agreement dated June 29, 2006 by and between Cardinal Financial Corporation and John W. Fisher (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 6, 2006)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350