Form 10-Q
period 2006-09-30
CARDINAL FINANCIAL CORP
filed 2006-11-08
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number:  0-24557

CARDINAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia
(State or other jurisdiction of	54-1874630
incorporation or organization)	(I.R.S. Employer
Identification No.)

8270 Greensboro Drive, Suite 500
McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

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

24,406,655 shares of common stock, par value $1.00 per share,

outstanding as of November 1, 2006

CARDINAL FINANCIAL CORPORATION

INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
September 30, 2006 and December 31, 2005
(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$17,176	$16,514
Federal funds sold	38,838	20,075
Total cash and cash equivalents	56,014	36,589
Investment securities available-for-sale	230,325	178,955
Investment securities held-to-maturity (market value of $99,771 and $112,025 at September 30, 2006 and December 31, 2005, respectively)	102,662	115,269
Total investment securities	332,987	294,224

Other investments	6,666	7,092
Loans held for sale, net	258,062	361,668

Loans receivable, net of deferred fees and costs	806,653	705,644
Allowance for loan losses	(9,205)	(8,301)
Loans receivable, net	797,448	697,343

Premises and equipment, net	20,446	18,201
Deferred tax asset	5,829	4,399
Goodwill and intangibles, net	17,557	20,502
Bank-owned life insurance	30,212	—
Accrued interest receivable and other assets	24,052	12,269
Total assets	$1,549,273	$1,452,287

Liabilities and Shareholders’ Equity
Non-interest bearing deposits	$120,424	$114,915
Interest bearing deposits	1,056,435	954,957
Other borrowed funds	151,053	155,421
Mortgage funding checks	45,393	41,635
Escrow liabilities	5,631	11,013
Accrued interest payable and other liabilities	17,647	26,467
Total liabilities	1,396,583	1,304,408

Common stock, $1 par value	2006	2005
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	24,397,461	24,362,685	24,397	24,363
Additional paid-in capital			132,368	132,150
Accumulated deficit			(730)	(5,269)
Accumulated other comprehensive loss			(3,345)	(3,365)
Total shareholders’ equity			152,690	147,879
Total liabilities and shareholders’ equity			$1,549,273	$1,452,287

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three and nine months ended September 30, 2006 and 2005
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans receivable	$13,495	$9,365	$37,522	$24,979
Loans held for sale	5,193	6,101	14,746	14,117
Federal funds sold	181	208	915	346
Investment securities available-for-sale	2,834	1,414	7,525	4,376
Investment securities held-to-maturity	1,079	1,197	3,306	3,757
Other investments	84	56	262	183
Total interest income	22,866	18,341	64,276	47,758

Interest expense:
Deposits	10,678	6,782	27,605	16,989
Other borrowed funds	1,768	1,339	4,997	3,602
Warehouse financing	—	109	148	109
Total interest expense	12,446	8,230	32,750	20,700
Net interest income	10,420	10,111	31,526	27,058
Provision for loan losses	230	500	870	1,869
Net interest income after provision for loan losses	10,190	9,611	30,656	25,189

Non-interest income:
Service charges on deposit accounts	418	348	1,176	958
Loan service charges	386	771	1,567	2,015
Investment fee income	879	497	2,552	947
Net gain on sales of loans	2,455	4,752	7,753	12,368
Net realized gain on investment securities available-for-sale	66	—	66	33
Management fee income	583	969	1,665	2,467
Other income	222	12	1,015	19
Total non-interest income	5,009	7,349	15,794	18,807

Non-interest expense:
Salary and benefits	6,195	6,430	18,224	16,866
Occupancy	1,399	1,063	3,902	3,134
Professional fees	456	875	1,677	1,824
Depreciation	831	711	2,369	2,100
Data processing	362	233	1,002	1,227
Telecommunications	316	303	937	913
Amortization of intangibles	63	143	356	265
Impairment of goowill and intangible assets	2,927	—	2,927	—
Other operating expenses	2,496	2,647	7,531	7,293
Total non-interest expense	15,045	12,405	38,925	33,622
Net income before income taxes	154	4,555	7,525	10,374
Provision (benefit) for income taxes	(132)	1,570	2,254	3,485
Net income	$286	$2,985	$5,271	$6,889
Earnings per common share - basic	$0.01	$0.12	$0.22	$0.32
Earnings per common share - diluted	$0.01	$0.12	$0.21	$0.32
Weighted-average common shares outstanding - basic	24,430,917	24,346,701	24,411,330	21,344,071
Weighted-average common shares outstanding - diluted	24,917,422	24,631,402	24,970,941	21,606,448

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and nine months ended September 30, 2006 and 2005
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$286	$2,985	$5,271	$6,889
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investment securities:

Unrealized holding gain (loss) arising during the period, net of tax of $1,500 and $26 for the three and nine months ended September 30, 2006 and tax benefit of $111 and $263 for the three and nine months ended September 30, 2005.	2,851	(242)	97	(513)

Less: reclassification adjustment for gains included in net income, net of tax of $23 for the three and nine months ended September 30, 2006 and $11 for the nine months ended September 30, 2005.	43	—	43	22

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax of $137 and $31 for the three and nine months ended September 30, 2006.	234	—	(34)	—
Comprehensive income	$3,328	$2,743	$5,291	$6,354

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2006 and 2005
(In thousands)
(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2004	18,463	$18,463	$92,868	$(15,145)	$(1,081)	$95,105

Stock options exercised	106	106	544	—	—	650

Public offering shares issued	5,175	5,175	34,592	—	—	39,767

Shares issued in acquisition of Wilson/Bennett	611	611	4,251	—	—	4,862

Change in accumulated other comprehensive loss	—	—	—	—	(535)	(535)

Net income	—	—	—	6,889	—	6,889
Balance, September 30, 2005	24,355	$24,355	$132,255	$(8,256)	$(1,616)	$146,738

Balance, December 31, 2005	24,363	$24,363	$132,150	$(5,269)	$(3,365)	$147,879

Stock options exercised	34	34	222	—	—	256

Payment of deferred compensation shares	—	—	(4)	—	—	(4)

Dividends on common stock	—	—	—	(732)	—	(732)

Change in accumulated other comprehensive loss	—	—	—	—	20	20

Net income	—	—	—	5,271	—	5,271
Balance, September 30, 2006	24,397	$24,397	$132,368	$(730)	$(3,345)	$152,690

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$5,271	$6,889
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,369	2,100
Amortization of premiums, discounts and intangibles	887	1,357
Impairment of goodwill and intangible assets	2,927	—
Provision for loan losses	870	1,869
Loans held for sale originated and acquired	(2,277,231)	(3,902,910)
Proceeds from the sale of loans held for sale	2,388,590	3,826,072
Gain on sale of loans held for sale	(7,753)	(12,368)
Gain on sale of investment securities available-for-sale	(66)	(33)
Loss on sale of other assets	2	13
Increase in other assets	(13,131)	(8,372)
Increase in accrued interest payable, escrow liabilities and other liabilities	7,131	15,778
Net cash provided by (used in) operating activities	109,866	(69,605)

Cash flows from investing activities:
Purchase of premises and equipment	(4,568)	(4,169)
Proceeds from sale, maturity and call of investment securities available-for-sale	—	6,000
Proceeds from sale, maturity and call of mortgage-backed securities available-for-sale	—	4,896
Proceeds from sale of other investments	2,938	8,353
Purchase of investment securities available-for-sale	(29,300)	(42,776)
Purchase of mortgage-backed securities available-for-sale	(62,568)	(12,715)
Purchase of other investments	(2,522)	(7,594)
Purchase of Bank-owned life insurance	(30,212)	—
Redemptions of investment securities available-for-sale	18,893	22,990
Redemptions of investment securities held-to-maturity	12,315	16,594
Net cash paid in acquisition	(339)	(1,379)
Net increase in loans receivable, net of deferred fees and costs	(100,975)	(141,986)
Net cash used in investing activities	(196,338)	(151,786)

Cash flows from financing activities:
Net increase in deposits	106,987	270,181
Net increase (decrease) in other borrowed funds	21,757	(54,318)
Net increase (decrease) in warehouse financing	—	(30,240)
Net increase in mortgage funding checks	3,758	57,891
Proceeds from FHLB advances - long term	15,000	25,000
Repayments of FHLB advances - long term	(41,125)	(7,875)
Proceeds from public offering of common stock	—	39,767
Stock options exercised	256	650
Deferred compensation payments	(4)	—
Dividends on common stock	(732)	—
Net cash provided by financing activities	105,897	301,056

Net increase in cash and cash equivalents	19,425	79,665

Cash and cash equivalents at beginning of period	36,589	23,408

Cash and cash equivalents at end of period	$56,014	$103,073

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$32,942	$20,867
Cash paid for income taxes	4,963	1,436

Supplemental schedule of noncash investing and financing activities:
Unsettled purchased investment securities available-for-sale	$1,419	—
Unsettled sold investment securities available-for-sale	10,210

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
September 30, 2006
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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

Note 2

Summary of Significant Accounting Policies

Trust Services Revenue

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

Bank Owned Life Insurance

Bank owned life insurance is a bank-eligible asset designed to recover the costs of providing pre- and post-retirement benefits and to finance general employee benefit expenses.  Under an insurance policy, executives or other key individuals are the insureds and the Company is the owner and beneficiary of the policy.  As such, the insured has no claim to the insurance policy, the policy’s cash value, or a portion of the policy’s death proceeds.  The Company accounts for its bank owned life insurance under Financial Accounting Standards Board Technical Bulletin 85-4, Accounting for Financial Purchases of Life Insurance.  The cash surrender value of the policy is recorded in other assets.  The increase in the cash surrender value over time is recorded as other non-interest income.

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

The Company has adopted SFAS No. 123R using the modified prospective application method, which requires, among other things, recognition of compensation costs for all awards outstanding at January 1, 2006 for which the requisite service had not been rendered. Total compensation cost charged against income as a result of the adoption of SFAS No. 123R for the three and nine months ended September 30, 2006 was $103,000 and $250,000, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $36,000 and $88,000 for the three and nine months ended September 30, 2006, respectively.

The Company estimates that this new standard will result in an increase in pretax expense of approximately $359,000 in 2006 compared to none in 2005 based on the current number of unvested stock options outstanding. Additional expense would be recorded for any future stock option grants, and expense would be reduced by estimated option forfeitures.

At September 30, 2006, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. There are 17,044 shares of the Company’s common stock available for future grants in the Option Plan as of September 30, 2006.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or performance share awards to directors, eligible officers and key employees of the Company. In 2006, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 1,970,000 to 2,420,000.  There are 233,133 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of September 30, 2006.

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

The following table illustrates the effect on net income and earnings per share of common stock as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for the periods indicated:

(In thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income	$2,985	$6,889
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(215)	(3,987)
Pro forma net income	$2,770	$2,902

Earnings per share:
Basic - as reported	$0.12	$0.32
Basic - pro forma	0.11	0.14
Diluted - as reported	0.12	0.32
Diluted - pro forma	0.11	0.13

Options to purchase 44,000 and 963,911 shares of common stock were granted during the three and nine months ended September 30, 2005, respectively. Of those grants, 44,000 and 955,911 immediately vested on the grant date for the three and nine months ended September 30, 2005, respectively. Total pro forma stock-based employee compensation expense for the three and nine months ended September 30, 2005 reflects the immediate vesting attributes of these stock option grants.

The weighted average per share fair values of stock option grants made during the three months ended September 30, 2006 and 2005 were $5.38 and $5.92, respectively. The weighted average per share fair values of option grants made during the nine months ended September 30, 2006 and 2005 were $5.71 and $5.97, respectively. The fair values of the options granted for these periods were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Estimated option life	6.5 years	10 years	6.5 years	10 years
Risk free interest rate	4.69 — 5.02%	4.21%	4.44 — 5.03%	4.25%
Expected volatility	43.20%	43.11%	43.20%	43.11%
Expected dividend yield	0.50%	0.00%	0.50%	0.00%

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

Stock option activity during the nine months ended September 30, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	2,269,221	$8.29
Granted	279,500	11.86
Exercised	34,536	7.36
Forfeited	20,340	9.47
Outstanding at September 30, 2006	2,493,845	$8.69	7.88	$5,660
Options exercisable at September 30, 2006	2,087,189	$8.46	7.74	$5,220

Total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $5,000 and $124,000 respectively.

A summary of the status of the Company’s non-vested stock options and changes during the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	240,981	$2.10
Granted	279,500	5.71
Vested	(107,635)	2.01
Forfeited	(6,190)	3.21
Balance at September 30, 2006	406,656	$4.59

At September 30, 2006, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.9 years. The total fair value of shares that vested during the three and nine months ended September 30, 2006 was $10,000 and $368,000, respectively.

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

This transaction was accounted for as a purchase and the acquired assets and assumed liabilities were recorded at their fair values as of the purchase date. This acquisition did not have a significant impact on operating results for the three and nine months ended September 30, 2006 and is not expected to have a material impact on the Company’s financial condition or operating results in 2006.

The operating results of the trust division are included in the Company’s consolidated operating results and its Wealth Management and Trust Services segment information since the date of acquisition.

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

Note 5

Segment Information

The Company operates in three business segments: Commercial Banking, Mortgage Banking, and Wealth Management and Trust Services.

The Commercial Banking segment includes both commercial and consumer lending and provides customers with such products as commercial loans, real estate loans, business financing and consumer loans. In addition, this segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit. The Mortgage Banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis. The Wealth Management and Trust Services segment provides investment and financial advisory services to businesses and individuals, including financial planning, retirement/estate planning, trust, estates, custody, investment management, escrows, and retirement plans.

Wilson/Bennett is included in the Wealth Management and Trust Services segment since the date of acquisition, June 9, 2005. Results related to the assets acquired, and liabilities assumed, from FBR National Trust Company are reflected in the Wealth Management and Trust Services segment since the date of their acquisition and assumption, February 9, 2006.

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2006 and 2005, is as follows:

Cardinal Financial Corporation and Subsidiaries
Segment Reporting at and for the Three and Nine Months ended September 30, 2006 and 2005
(Dollars in thousands)
(Unaudited)

At and for the Three Months Ended September 30, 2006:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$9,565	$1,126	$—	$(271)	$—	$10,420
Provision for loan losses	230	—	—	—	—	230
Non-interest income	776	3,341	879	13	—	5,009
Non-interest expense	6,972	3,615	3,912	546	—	15,045
Provision for income taxes	899	305	(1,083)	(253)	—	(132)
Net income (loss)	$2,240	$547	$(1,950)	$(551)	$—	$286

Total Assets	$1,481,715	$273,126	$5,567	$160,511	$(371,646)	$1,549,273
Average Assets	$1,470,211	$276,383	$7,602	$158,898	$(424,252)	$1,488,842

At and for the Three Months Ended September 30, 2005:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$8,544	$1,780	$—	$(213)	$—	$10,111
Provision for loan losses	500	—	—	—	—	500
Non-interest income	479	6,362	497	11	—	7,349
Non-interest expense	6,542	4,845	454	564	—	12,405
Provision for income taxes	659	1,153	3	(245)	—	1,570
Net income (loss)	$1,322	$2,144	$40	$(521)	$—	$2,985

Total Assets	$1,409,575	$467,261	$7,330	$166,980	$(511,520)	$1,539,626
Average Assets	$1,342,346	$480,250	$7,330	$165,675	$(542,301)	$1,453,300

At and for the Nine Months Ended September 30, 2006:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$28,921	$3,405	$—	$(800)	$—	$31,526
Provision for loan losses	870	—	—	—	—	870
Non-interest income	2,589	10,618	2,553	34	—	15,794
Non-interest expense	20,077	11,604	5,543	1,701	—	38,925
Provision for income taxes	3,312	853	(1,048)	(863)	—	2,254
Net income (loss)	$7,251	$1,566	$(1,942)	$(1,604)	$—	$5,271

Total Assets	$1,481,715	$273,126	$5,567	$160,511	$(371,646)	$1,549,273
Average Assets	$1,417,778	$268,592	$7,397	$159,849	$(421,208)	$1,432,408

At and for the Nine Months Ended September 30, 2005:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$22,980	$4,723	$—	$(645)	$—	$27,058
Provision for loan losses	1,869	—	—	—	—	1,869
Non-interest income	1,325	16,512	946	24	—	18,807
Non-interest expense	18,008	13,223	999	1,392	—	33,622
Provision for income taxes	1,490	2,691	(35)	(661)	—	3,485
Net income (loss)	$2,938	$5,321	$(18)	$(1,352)	$—	$6,889

Total Assets	$1,409,575	$467,261	$7,330	$166,980	$(511,520)	$1,539,626
Average Assets	$1,226,214	$380,490	$3,454	$140,497	$(450,884)	$1,299,771

At September 30, 2006, the Company did not have any operating segments other than those reported. Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment. The parent company’s most significant assets are its net investments in its subsidiaries. The parent company’s net interest income is comprised of interest income from short-term investments and interest expense on trust preferred securities. The parent company’s non-interest expense is primarily non-allocable executive salaries and professional services related to the Company’s regulatory requirements.

Note 6

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005. Stock options outstanding at September 30, 2006 and 2005 were 2,493,845 and 2,049,817, respectively. Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 2,971 and 27,363 for the three months ended September 30, 2006 and 2005, respectively. Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were none and 28,357 for the nine months ended September 30, 2006 and 2005, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2006	2005	2006	2005
Net income available to common shareholders	$286	$2,985	$5,271	$6,889
Weighted average common shares - basic	24,430,917	24,346,701	24,411,330	21,344,071
Weighted average common shares - diluted	24,917,422	24,631,402	24,970,941	21,606,448
Earnings per common share - basic	$0.01	$0.12	$0.22	$0.32
Earnings per common share - diluted	$0.01	$0.12	$0.21	$0.32

Note 7

Derivatives and Hedging Activities

The Company is a party to forward loan sales contracts, which are utilized to mitigate exposure to fluctuations in interest rates related to loan commitments and closed mortgage loans that are held for sale.

Beginning on October 1, 2005, the Company designated these derivatives as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These hedges are recorded at fair value in the statement of condition as an other asset or other liability with a corresponding offset to accumulated other comprehensive income in shareholders’ equity. Amounts are reclassified from accumulated other comprehensive income to the income statement in the period or periods that the loan sale is reflected in income.

At September 30, 2006, accumulated other comprehensive income included an after-tax unrealized loss of $322,000 related to forward loan sale contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at September 30, 2006 which is related to the Company’s cash flow hedges will be recognized in earnings during the fourth quarter of 2006. For the three and nine months ended September 30, 2006, the hedge ineffectiveness recorded through earnings was not significant.

At September 30, 2006, the derivative asset was $1.6 million and the derivative liability was $2.0 million. The Company had $84.6 million in loan commitments and $84.6 million in associated forward loan sales. The Company also had $208.6 million in forward loan sales contracts hedging the majority of its loans held for sale.

Note 8

Goodwill and Other Intangibles

On June 29, 2006, the Company entered into an Amendment to the Employment Agreement (the “Amendment”) with John W. Fisher, president and chief executive officer of Wilson/Bennett. The Amendment amended the Employment Agreement dated as of June 8, 2005 between the Company and Mr. Fisher.  As provided in the Amendment, Mr. Fisher retired from the business on September 30, 2006, and has agreed to assist the Company in a consulting and business development function, as requested by the Company through April 30, 2007, and honor his non-compete agreement with the Company, which will end on September 30, 2007.

During the third quarter and as Mr. Fisher transitioned out of his involvement with Wilson/Bennett, Mr. Fisher’s announced retirement had a negative impact on the operations, customer base and assets under management with Wilson/Bennett.  In particular, several significant clients unexpectedly either terminated or advised the Company that they intended to terminate their asset management contracts with Wilson/Bennett during the third quarter of 2006.  In addition and as a result of this customer loss, the value of purchased customer relationships and Mr. Fisher’s employment and noncompete agreement decreased.  Accordingly, the Company updated the analysis of the fair value of the goodwill and intangible assets associated with the acquisition of Wilson/Bennett. The analysis was prepared using valuation techniques including the discounted cash flow approach. The updated analysis indicated that goodwill and intangibles related to Wilson/Bennett, a division of Wealth Management and Trust Services segment, were impaired. As a result, the Company recorded non-cash impairment charges of $2.0 million associated with Mr. Fisher’s employment agreement and the customer relationship intangible assets recognized as part of the Wilson/Bennett acquisition. The Company also recorded an additional $960,000 of impairment charges associated with the goodwill of Wilson/Bennett.

Information concerning total amortizable other intangible assets at September 30, 2006 is as follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2005	$1,781	$247	$2,602	$211	$4,383	458
2006 activity:
Customer relationship intangibles	—	149	(1,294)	109	(1,294)	258
Employment/non-compete agreement	—	—	(513)	87	(513)	87
Trade name	—	—	—	11	—	11
Balance at September 30, 2006	$1,781	$396	$795	$418	$2,576	$814

The decrease in the gross carrying amount of the customer relationship intangibles of $1.3 million includes the impairment charge of $1.5 million related to Wilson/Bennett and acquired customer relationships related to the trust division acquisition of $161,000.  The decrease in the gross carrying amount of the employment/non-compete agreement of $513,000 is the impairment charge related to Wilson/Bennett.

The aggregate amortization expense for the three months ended September 30, 2006 and 2005 was $63,000 and $143,000, respectively.  The aggregate amortization expense for the nine months ended September 30, 2006 and 2005 was $356,000 and $265,000, respectively.

The estimated amortization expense for the next five years, which has been updated as a result of the impairment charges recorded in the Wealth Management and Trust Services segment, is as follows:

(In thousands)
2006 (October — December)	$63
2007	254
2008	245
2009	238
2010	238
2011	238

The changes in the carrying amount of goodwill for year to date September 30, 2006 were as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2005	$22	$12,941	$3,614	$16,577
2006 activity:
Trust division acquisition	—	—	178	178
Goodwill impairment charge	—	—	(960)	(960)
Balance at September 30, 2006	$22	$12,941	$2,832	$15,795

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

At September 30, 2006, commitments to extend credit were $341.7 million and standby letters of credit were $7.3 million.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2006 and December 31, 2005 and the unaudited results of our operations for the three and nine months ended September 30, 2006 and 2005. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report, the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

•                  risks and uncertainties related to future trust operations, including our ability to successfully integrate trust operations into the organization;

•                  changes in the operations of Wilson/Bennett Capital Management, Inc., its customer base and assets under management and any associated impact on the fair value of goodwill in the future;

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

On February 9, 2006, we acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. Our new trust division acts as trustee or custodian for assets in excess of $5 billion. Services provided by this division include trust, estates, custody, investment management, escrows, and retirement plans. This acquisition did not have a significant impact on operating results for the three and nine months ended September 30, 2006 and is not expected to have a material impact on our financial condition or operating results in 2006. The trust division is included, along with CWS and Wilson/Bennett, in the Wealth Management and Trust Services segment. In prior periods, this segment was called Investment Services or Trust and Investment Services.

On June 9, 2005, we acquired Wilson/Bennett for a total consideration of $6.5 million, which consisted of a payment of $1.6 million in cash and the issuance of 611,111 shares of our common stock, which we valued at $4.9 million. Wilson/Bennett’s assets and liabilities were recorded at fair value as of the purchase date. This transaction resulted in the recognition of $3.6 million of goodwill and $2.6 million of other intangible assets. Wilson/Bennett uses a value-oriented approach that focuses on large capitalization stocks. Wilson/Bennett’s primary source of revenue is management fees earned on the assets it manages for its customers. These management fees are generally based upon the market value of managed and custodial assets and, accordingly, revenues from Wilson/Bennett will be, assuming a consistent customer base, more when appropriate indices, such as the S&P 500, are higher and lower when such indices are depressed.

In July 2006, we announced the retirement of John W. Fisher, Wilson/Bennett’s founder, Chief Executive Officer and President from Wilson/Bennett and our board of directors as of September 30, 2006.  During the third quarter and as Mr. Fisher transitioned out of his involvement with Wilson/Bennett, several significant clients unexpectedly either terminated or advised us that they intended to terminate their asset management contracts and this triggered an evaluation of our goodwill and intangible assets.  Accordingly, we updated our analysis of the fair value of the goodwill and intangible assets associated with our acquisition of Wilson/Bennett.  The updated analysis indicated an impairment to the goodwill and certain customer relationships and Mr. Fisher’s employment agreement.  We recorded a non-cash impairment loss totaling $2.9 million pretax, and $1.9 million after tax, during the quarter ended September 30, 2006.

Since Mr. Fisher’s retirement announcement, Wilson/Bennett has added experienced portfolio managers and professional sales staff to assist with cross-sell opportunities with our other divisions.  We will continue to monitor the operations of Wilson/Bennett, its customer base and managed and custodial assets and any associated impact on goodwill and the remaining intangible assets in the future.

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

The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, accounting for economic hedging activities, accounting for business combinations and impairment testing of goodwill, accounting for the impairment of intangible assets, and the valuation of deferred tax assets.

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

Accounting for Economic Hedging Activities

We account for our derivatives and hedging activities in accordance Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the statement of condition at their fair values. We evaluate the effectiveness of these transactions at inception and on an ongoing basis. Ineffectiveness is recorded through earnings. We do not enter into derivative transactions for speculative purposes.

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

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into a best efforts delivery forward loan sales contract. During the rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges under SFAS No. 133, as amended. Changes in the fair values of loan commitments and changes in the fair values of forward loan sales contracts generally move in opposite directions, and the net impact of changes of these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and we record a loan held for sale and continue to be obligated under the same forward loan sales contract. Loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Prior to October 1, 2005, the changes in value of the forward loan sales contracts from the date the loan closed to the date it was sold to an investor were marked to market through earnings.

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

Accounting for Business Combinations and Impairment Testing of Goodwill

We account for acquisitions of other businesses in accordance with SFAS No. 141, Business Combinations. This statement mandates the use of purchase accounting and, accordingly, assets and liabilities, including previously unrecorded assets and liabilities, are recorded at fair values as of the acquisition date. We utilize a variety of valuation methods to estimate fair value of acquired assets and liabilities. These methodologies are often based upon assumptions and estimates which may change at a future date and require that the carrying amount of assets and liabilities acquired be adjusted. To support our purchase allocations, we have utilized independent consultants to identify and value identifiable purchased intangibles. The difference between the fair value of assets acquired and the liabilities assumed is recorded as goodwill. Goodwill and other intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill will not be amortized but will be tested on at least an annual basis for impairment.

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

Accounting for the Impairment of Intangible Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually review our long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. We evaluate possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, with the net book value of long-term assets including amortizable intangible assets. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment.

An impairment loss is then recorded equal to the amount by which the carrying amount of the assets exceeds their fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”).  SAB No. 108 discusses the process of quantifying financial statement misstatements to determine if any restatement of prior financial statements is required.  The statement addresses the two techniques commonly used in practice in accumulating and quantifying misstatements, and requires that the technique with the most severe result be used in determining whether a misstatement is material.  SAB No. 108 is effective for fiscal years beginning after November 15, 2006.  We do not expect the adoption of this standard to have a material impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date.  The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement.  It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value.  This standard is effective for fiscal years beginning after December 15, 2007.  The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

In September 2006,  the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 amends SFAS Nos. 87, 88, 106 and 132R.  SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status.  Secondly, it requires employers to measure the plan assets and obligations that determine its funded status as of the end of the fiscal year.  Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income.  The standard is effective for fiscal years ending December 15, 2006. We do not expect the adoption of this standard to have a material impact on our consolidated financial position and results of operations.

Statements of Income

General

Net income for the three months ended September 30, 2006 and 2005 was $286,000 and $3.0 million, respectively, a decrease of $2.7 million, or 90%.  The decrease in net income for the three months ended September 30, 2006 compared to the same period of 2005 is primarily a result of the impairment charges to the goodwill and certain other intangible assets related to our acquisition of Wilson/Bennett.  Due to our announcement in July 2006 of the retirement of Wilson/Bennett’s founder, Chief Executive Officer and President, we experienced a loss of certain significant clients and managed and custodial assets.  We recorded non-cash impairment losses totaling $2.9 million pretax, and $1.9 million after tax.  Excluding these impairment charges, we would have recorded net income of $2.2 million for the three months ended September 30, 2006, a decrease of $796,000 compared to the same period of 2005.  A reconciliation of this non-GAAP financial measure to our GAAP financial information is presented in Table 1 below.

Net interest income after provision for loans losses increased $579,000 for the three months ended September 30, 2006 compared to the same period of 2005.  Non-interest income decreased $2.3 million, which is primarily a result of the decrease in gains on sales of loans due to the slowdown in the regional housing market. Non-interest expense increased $2.6 million, or 21%, to $15.0 million for the three months ended September 30, 2006, compared to $12.4 million for the same period of 2005.  Non-interest expense (excluding impairment charges of $2.9 million) decreased $288,000 for the three months ended September 30, 2006 compared to the same period of 2005. A reconciliation of this non-GAAP financial measure to our GAAP financial information is presented in Table 1 below.

Basic earnings per share were $0.01 and $0.12 for the three months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, diluted earnings per share were $0.01 and $0.12, respectively. Weighted average fully diluted shares outstanding for the three months ended September 30, 2006 and 2005 were 24,917,422 and 24,631,402, respectively.  Excluding the impairment charges, basic and diluted earnings per share for the each of the three months ended September 30, 2006 would have been $0.09. A reconciliation of this non-GAAP financial measure to our GAAP financial information is presented in Table 1 below.

Net income for the nine months ended September 30, 2006 and 2005 was $5.3 million and $6.9 million, respectively, a decrease of $1.6 million, or 23%. The decrease is attributable to the aforementioned impairment charges recorded during the third quarter of 2006.  Net interest income after provision for loans losses increased $5.5 million, or 22%, to $30.7 million for the nine months ended September 30, 2006 compared to $25.2 million for the nine months ended September 30, 2005.  Non-interest income was $15.8 million for the nine months ended September 30, 2006 compared to $18.8 million for the same period of 2005, a decrease of $3.0 million, or 16%, which is primarily a result of the decrease in gains on sales of loans due to the slowdown in the regional housing market. Non-interest expense increased $5.3 million, or 16%, to $38.9 million for the nine months ended September 30, 2006, compared to $33.6 million for the same period of 2005.  Non-interest expense (excluding impairment charges of $2.9 million) increased $2.4 million for the nine months ended September 30, 2006 compared to the same period of 2005. A reconciliation of this non-GAAP financial measure to our GAAP financial information is presented in Table 1 below.

Basic earnings per share were $0.22 and $0.32 for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, diluted earnings per share were $0.21 and $0.32, respectively. Weighted average fully diluted shares outstanding for the nine months ended September 30, 2006 and 2005 were 24,970,941 and 21,606,448, respectively.  Excluding the impairment charges, basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $0.30 and $0.29, respectively. A reconciliation of this non-GAAP financial measure to our GAAP financial information is presented in Table 1 below.

Return on average assets for the three months ended September 30, 2006 and 2005 was 0.08% and 0.82%, respectively. Return on average equity for the three months ended September 30, 2006 and 2005 was 0.75% and 8.10%, respectively. Return on average assets for the nine months ended September 30, 2006 and 2005 was 0.49% and 0.71%, respectively. Return on average equity for the nine months ended September 30, 2006 and 2005 was 4.66% and 7.53%, respectively.

We believe that, because the impairment loss is a nonrecurring one-time charge to earnings, excluding the loss from our operating results supplements the GAAP financial information and provides more useful comparable measures of evaluating the operating results and any related trends that may be affecting our business.

Table 1.

Reconciliation of GAAP to Non-GAAP Financial Measures
For the Three and Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

GAAP reported non-interest expense	$15,045	$12,405	$38,925	$33,622
Less nonrecurring expenses, pretax
Impairment of goodwill	960	—	960	—
Impairment of customer relationships intangible	1,455	—	1,455	—
Impairment of employment/non-compete agreement	513	—	513	—
Non-interest expense without nonrecurring expenses	$12,117	$12,405	$35,997	$33,622

GAAP reported net income	$286	$2,985	$5,271	$6,889
Less nonrecurring expenses, after tax
Impairment of goodwill	624	—	624	—
Impairment of customer relationships intangible	946	—	946	—
Impairment of employment/non-compete agreement	333	—	333	—
Net income without nonrecurring expenses	$2,189	$2,985	$7,174	$6,889

GAAP reported net income per common share, basic	$0.01	$0.12	$0.22	$0.32
Less nonrecurring expenses, after tax:
Impairment of goodwill	0.03	—	0.03	—
Impairment of customer relationships intangible	0.04	—	0.04	—
Impairment of employment/non-compete agreement	0.01	—	0.01	—
Earnings per common share without nonrecurring expenses - basic	$0.09	$0.12	$0.30	$0.32

GAAP reported net income per common share, fully diluted	$0.01	$0.12	$0.21	$0.32
Less nonrecurring expenses, after tax:
Impairment of goodwill	0.03	—	0.03	—
Impairment of customer relationships intangible	0.04	—	0.04	—
Impairment of employment/non-compete agreement	0.01	—	0.01	—
Earnings per common share without nonrecurring expenses - fully diluted	$0.09	$0.12	$0.29	$0.32

General

Net income attributable to the Commercial Banking segment for the three months ended September 30, 2006 and 2005 was $2.2 million and $1.3 million, respectively.  Net income attributable to the Commercial Banking segment for the nine months ended September 30, 2006 and 2005 was $7.3 million and $2.9 million, respectively.  The increases in net income for the three and nine months periods ended September 30, 2006 compared to the same periods of 2005 in the Commercial Banking segment is attributable to an increase in the volume of average earning assets and the increased yields on those assets.

Net income attributable to the Mortgage Banking segment for the three months ended September 30, 2006 and 2005 was $547,000 and $2.1 million, respectively.  Net income attributable to the Mortgage Banking segment for the nine months ended September 30, 2006 and 2005 was $1.6 million and $5.3 million, respectively. The decreases in the Mortgage Banking segment’s net income for the three and nine months periods ended September 30, 2006 compared to the same periods of 2005 were due to a slowdown in the regional housing market.

The Wealth Management and Trust Services segment, which includes CWS, Wilson/Bennett and the new trust division of the Bank, recorded a net loss of $2.0 million for the three months ended September 30, 2006, as compared to net income of $40,000 for the same period 2005. The impairment charges mentioned above were recorded in this business segment.  Excluding the impairment charges of $2.9 million, the Wealth Management and Trust Services segment would have reported a net loss of $47,000, which is primarily attributable to the decrease in managed and custodial assets for Wilson/Bennett. This business segment reported a net loss of $1.9 million and a net loss of $18,000 for the nine months ended September 30, 2006 and 2005, respectively. The trust division of the Bank is included in the results of operations since the date of acquisition, February 9, 2006.

Net Interest Income

Net interest income represents the difference between interest and fees earned on interest earning assets and the interest paid on deposits and other interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended September 30, 2006 and 2005 was $10.4 million and $10.1 million, respectively, a period-to-period increase of $309,000, or 3%. The increase in net interest income is primarily the result of an increase in the average volume of loans receivable and investment securities compared with the same period of 2005. These increases were funded through increases in total deposits and other borrowed funds. Net interest income for the three months ended September 30, 2006 and 2005 represented 68% and 58% of our total revenues, respectively.

Net interest income for the nine months ended September 30, 2006 and 2005 was $31.5 million and $27.1 million, respectively, a period-to-period increase of $4.5 million, or 17%. The increase in net interest income is primarily the result of an increase in the average volume of loans receivable and investment securities compared with the same period of 2005. These increases were funded through increases in total deposits and other borrowed funds. Net interest income for the nine months ended September 30, 2006 and 2005 represented 67% and 59% of our total revenues, respectively.

Our net interest margin, which equals net interest income divided by average earning assets, for the three months ended September 30, 2006 and 2005 was 2.93% and 2.92%, respectively. Our net interest margin for the nine months ended September 30, 2006 and 2005 was 3.05% and 2.89%, respectively. The increase in the net interest margin for the three and nine months ended September 30, 2006 compared to the same periods of 2005 is a result of a higher volume of loans receivable and investment securities and an increased rate of interest earned on those earning assets compared with the interest rate paid on the increased volume of deposits and other borrowed funds. Tables 2 through 5 present an analysis of average earning assets and interest bearing liabilities with related components of interest income and interest expense.

Table 2.
Average Balance Sheets and Interest Rates on Earnings Assets and Interest - Bearing Liabilities
Three Months Ended September 30, 2006, 2005 and 2004
(In thousands)

	2006			2005			2004
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$86,592	$1,649	7.62%	$67,519	$1,089	6.45%	$60,086	$767	5.11%
Real estate - commercial	294,680	4,881	6.63	277,487	4,466	6.44	190,371	2,945	6.19
Real estate - construction	146,803	3,214	8.76	65,414	1,189	7.27	58,291	848	5.82
Real estate - residential	173,942	2,315	5.32	130,390	1,607	4.93	44,558	653	5.86
Home equity lines	71,888	1,339	7.45	68,624	927	5.36	55,039	486	3.50
Consumer	5,008	97	7.75	4,760	87	7.31	7,858	127	6.46
Total loans	778,913	13,495	6.93	614,194	9,365	6.10	416,203	5,826	5.60

Loans held for sale, net	275,885	5,193	7.53	468,808	6,101	5.21	369,623	3,268	3.54
Investment securities - available-for-sale (2)	243,259	2,891	4.75	149,207	1,414	3.79	165,721	1,536	3.71
Investment securities held-to-maturity	104,768	1,079	4.12	124,632	1,197	3.84	154,229	1,432	3.71
Other investments	5,584	84	6.03	6,718	56	3.31	8,163	78	3.82
Federal funds sold	15,219	181	4.71	23,863	208	3.46	14,323	49	1.37

Total interest-earning assets and interest income	1,423,628	22,923	6.44%	1,387,422	18,341	5.29%	1,128,262	12,189	4.32%

Non-interest earnings assets:
Cash and due from banks	4,966			13,963			14,904
Premises and equipment, net	20,528			17,525			14,727
Goodwill and other intangibles, net	20,425			20,649			15,129
Accrued interest and other assets	28,265			21,119			11,286
Allowance for loan losses	(8,970)			(7,378)			(4,864)
Total assets	$1,488,842			$1,453,300			$1,179,444

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:

Interest checking	134,293	976	2.91%	109,030	316	1.15%	148,168	486	1.30%
Money markets	89,179	517	2.32	223,210	1,570	2.81	28,065	42	0.60
Statement savings	232,930	2,802	4.78	9,979	29	1.14	7,827	16	0.83
Certificates of deposit	584,089	6,383	4.37	555,193	4,867	3.51	477,936	3,124	2.61
Total interest-bearing deposits	1,040,491	10,678	4.07	897,412	6,782	3.00	661,996	3,668	2.22

Other borrowed funds	154,047	1,768	4.55	258,735	1,448	2.22	315,712	1,327	1.68

Total interest-bearing liabilities and interest expense	1,194,538	12,446	4.13	1,156,147	8,230	2.82	977,708	4,995	2.04

Noninterest-bearing liabilities:
Demand deposits	119,448			124,553			94,995
Other liabilities	22,658			25,202			10,726
Common shareholders’ equity	152,198			147,398			96,015
Total liabilities and shareholders’ equity	$1,488,842			$1,453,300			$1,179,444

Net interest income and net interest margin (2)		$10,477	2.93%		$10,111	2.92%		$7,194	2.55%

(1)                Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the quarters presented.

(2)                Interest income for investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%.

Table 3.
Rate and Volume Analysis
Three Months Ended September 30, 2006, 2005 and 2004
(In thousands)

	Three Months Ended September 30, 2006 Compared to 2005			Three Months Ended September 30, 2005 Compared to 2004
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial and industrial	$308	$252	$560	$95	$227	$322
Real estate - commercial	277	138	415	1,348	173	1,521
Real estate - construction	1,479	546	2,025	104	237	341
Real estate - residential	537	171	708	1,258	(304)	954
Home equity lines	44	368	412	119	322	441
Consumer	5	5	10	(50)	10	(40)
Total loans	2,650	1,480	4,130	2,874	665	3,539

Loans held for sale, net	(2,511)	1,603	(908)	877	1,956	2,833
Investment securities - available-for-sale (2)	891	586	1,477	(153)	31	(122)
Investment securities held-to-maturity	(191)	73	(118)	(275)	40	(235)
Other investments	(9)	37	28	(13)	(9)	(22)
Federal funds sold	(75)	48	(27)	33	126	159

Total interest income	755	3,827	4,582	3,343	2,809	6,152

Interest expense:

Interest-bearing deposits:

Interest checking	73	587	660	(128)	(42)	(170)
Money markets	(942)	(111)	(1,053)	288	1,240	1,528
Statement savings	641	2,132	2,773	4	9	13
Certificates of deposit	255	1,261	1,516	502	1,241	1,743
Total interest-bearing deposits	27	3,869	3,896	666	2,448	3,114

Other borrowed funds	(586)	906	320	(235)	356	121

Total interest expense	(559)	4,775	4,216	431	2,804	3,235

Net interest income (2)	$1,314	$(948)	$366	$2,912	$5	$2,917

(1)                Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the quarters presented.

(2)                Interest income for investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%.

Table 4.
Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities
Nine Months Ended September 30, 2006, 2005 and 2004
(In thousands)

	2006			2005			2004
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$80,964	$4,409	7.26%	$65,077	$2,898	5.94%	$58,937	$2,318	5.24%
Real estate - commercial	281,599	13,940	6.60	249,501	11,738	6.27	159,906	7,508	6.26
Real estate - construction	138,066	8,596	8.30	67,582	3,451	6.81	48,651	2,053	5.63
Real estate - residential	166,637	6,470	5.18	108,084	4,201	5.18	43,312	1,856	5.71
Home equity lines	75,146	3,831	6.80	64,884	2,418	4.98	50,316	1,255	3.32
Consumer	4,825	276	7.63	5,195	273	7.03	9,184	435	6.31
Total loans	747,237	37,522	6.70	560,323	24,979	5.94	370,306	15,425	5.55

Loans held for sale, net	264,994	14,746	7.42	382,603	14,117	4.92	124,175	3,268	3.51
Investment securities - available-for-sale (2)	222,847	7,633	4.57	154,356	4,376	3.78	163,009	4,360	3.57
Investment securities held-to-maturity	108,927	3,306	4.05	130,479	3,757	3.84	154,025	4,260	3.69
Other investments	6,152	262	5.67	6,141	183	3.97	5,464	162	3.95
Federal funds sold	26,887	915	4.55	15,148	346	3.06	11,695	96	1.09

Total interest-earning assets and interest income	1,377,044	64,384	6.23%	1,249,050	47,758	5.10%	828,674	27,571	4.44%

Non-interest earning assets:
Cash and due from banks	6,766			8,906			12,050
Premises and equipment, net	19,560			17,288			9,893
Goodwill and other intangibles, net	20,514			17,613			5,100
Accrued interest and other assets	17,201			13,557			7,887
Allowance for loan losses	(8,677)			(6,643)			(4,564)
Total assets	$1,432,408			$1,299,771			$859,040

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:

Interest checking	139,949	2,875	2.74%	123,055	1,106	1.20%	151,448	1,520	1.34%
Money markets	133,062	2,480	2.49	144,187	2,852	2.64	26,418	116	0.58
Statement savings	107,484	3,703	4.59	9,279	75	1.09	7,535	38	0.67
Certificates of deposit	607,555	18,547	4.08	543,859	12,956	3.19	330,802	6,774	2.73
Total interest-bearing deposits	988,050	27,605	3.74	820,380	16,989	2.77	516,203	8,448	2.18

Other borrowed funds	157,372	5,145	4.37	223,562	3,711	2.22	161,866	2,098	1.73

Total interest-bearing liabilities and interest expense	1,145,422	32,750	3.82	1,043,942	20,700	2.65	678,069	10,546	2.07

Noninterest-bearing liabilities:
Demand deposits	114,889			113,634			82,839
Other liabilities	21,156			20,195			4,857
Preferred shareholders’equity	—			—			2,123
Common shareholders’ equity	150,941			122,000			91,152
Total liabilities and shareholders’ equity	$1,432,408			$1,299,771			$859,040

Net interest income and net interest margin (2)		$31,634	3.05%		$27,058	2.89%		$17,025	2.74%

(1)                Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2)                Interest income for investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%.

Table 5.
Rate and Volume Analysis
Nine Months Ended September 30, 2006, 2005 and 2004
(In thousands)

	Nine Months Ended September 30, 2006 Compared to 2005			Nine Months Ended September 30, 2005 Compared to 2004
	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial and industrial	$709	$802	$1,511	$241	$339	$580
Real estate - commercial	1,504	698	2,202	4,207	23	4,230
Real estate - construction	3,601	1,544	5,145	799	599	1,398
Real estate - residential	2,273	(4)	2,269	2,776	(431)	2,345
Home equity lines	382	1,031	1,413	360	803	1,163
Consumer	(19)	22	3	(189)	27	(162)
Total loans	8,450	4,093	12,543	8,194	1,360	9,554

Loans held for sale, net	(4,339)	4,968	629	6,801	4,048	10,849
Investment securities - available-for-sale (2)	1,942	1,315	3,257	(231)	247	16
Investment securities held-to-maturity	(620)	169	(451)	(651)	148	(503)
Other investments	0	79	79	20	1	21
Federal funds sold	270	299	569	28	222	250

Total interest income	5,703	10,923	16,626	14,161	6,026	20,187

Interest expense:

Interest-bearing deposits:

Interest checking	152	1,617	1,769	(287)	(127)	(414)
Money markets	(220)	(152)	(372)	515	2,221	2,736
Statement savings	801	2,827	3,628	8	29	37
Certificates of deposit	1,520	4,071	5,591	4,335	1,847	6,182
Total interest-bearing deposits	2,253	8,363	10,616	4,571	3,970	8,541

Other borrowed funds	(1,099)	2,533	1,434	793	820	1,613

Total interest expense	1,154	10,896	12,050	5,364	4,790	10,154

Net interest income (2)	$4,549	$27	$4,576	$8,797	$1,236	$10,033

(1)                Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2)                Interest income for investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2006 and 2005 was $230,000 and $500,000, respectively. For the nine months ended September 30, 2006 and 2005, the provision was $870,000 and $1.9 million, respectively. The decrease in provision expense for the three and nine months ended September 30, 2006 compared to the same periods of 2005 is primarily the result of our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses at September 30, 2006 and December 31, 2005 was $9.2 million and $8.3 million, respectively. Our allowance for loan losses ratio to loans receivable, net was 1.14% at September 30, 2006 and 1.18% at December 31, 2005. There were net recoveries of previously charged-off loans of $34,000 for the nine months of 2006. Non-performing loans were equal to 0.03% of total loans receivable for each of September 30, 2006 and December 31, 2005.

In 1999 and 2001, the Company purchased loan participations of approximately $12.3 million from a bank in New Orleans, Louisiana, which represented approximately 950 loans. At September 30, 2006, the aggregate total remaining balances on these participations were approximately $1.3 million and represented approximately 200 loans secured by various types of recreational vehicles. The borrowers are located in several southern states including Louisiana. Hurricane and other weather-related problems had disrupted the operations of the New Orleans bank, curtailed mail delivery and other communications in the area and caused wide-spread destruction in the gulf coast region. The majority of these loans continue to perform in accordance with their terms, and as of September 30, 2006, we have removed them from our problem loan watch list.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in Tables 6, 7 and 8.

Table 6.
Allowance for Loan Losses
Nine Months Ended September 30, 2006 and 2005
(In thousands)

	2006	2005
Beginning balance, January 1	$8,301	$5,878

Provision for loan losses	870	1,869

Loans charged off:
Commercial and industrial	(42)	(120)
Consumer	(1)	(8)
Total loans charged off	(43)	(128)

Recoveries:
Commercial and industrial	77	75
Consumer	—	12
Total recoveries	77	87

Net (charge offs) recoveries	34	(41)

Ending balance, September 30	$9,205	$7,706

	September 30,	December 31,
Loans:	2006	2005
Balance at period end	$806,653	$705,644
Allowance for loan losses to loans receivable, net of fees	1.14%	1.18%
Annualized net charge-offs to average loans receivable	0.00%	0.01%

Table 7.
Allocation of the Allowance for Loan Losses
At September 30, 2006 and December 31, 2005
(In thousands)

	September 30, 2006		December 31, 2005
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,485	11.11%	$1,153	9.83%
Real estate - commercial	3,529	37.49	3,338	39.01
Real estate - construction	1,840	19.68	1,432	18.13
Real estate - residential	1,832	22.49	1,490	21.65
Home equity lines	405	8.59	721	10.63
Consumer	114	0.64	167	0.75

Total allowance for loan losses	$9,205	100.00%	$8,301	100.00%

* Percentage of loan type to the total loan portfolio.

Table 8.
Nonperforming Loans Receivable
At September 30, 2006 and December 31, 2005
(In thousands)

	September 30, 2006	December 31, 2005
Nonaccruing loans	$247	$214

Loans contractually past-due
90 days or more	3	33
Total nonperforming loans receivable	$250	$247

Non-interest Income

Non-interest income includes, among other things, service charges on deposits and loans, gains on the sale of mortgage loans, investment fee income, and management fee income, and continues to be an important factor in our operating results. Non-interest income for the three months ended September 30, 2006 and 2005 was $5.0 million and $7.3 million, respectively, a decrease of $2.3 million, or 32%. Non-interest income for the nine months ended September 30, 2006 and 2005 was $15.8 million and $18.8 million, respectively, a decrease of $3.0 million or 16%.  Net gains on sales of mortgage loans by George Mason for the three months ended September 30, 2006 and 2005 were $2.5 million and $4.8 million, respectively, a decrease of $2.3 million, or 48%.  Net gains on sales of mortgage loans by George Mason for the nine months ended September 30, 2006 and 2005 was $7.8 million and $12.4 million, respectively, a decrease of $4.6 million, or 37%. The decreases in net gains on sales of mortgage loans for the three and nine months ended September 30, 2006 compared to the same periods of 2005 were due to the slowdown in the regional housing market caused in part by rising interest rates. Included in the net gains on sale of mortgage loans are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination. Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.   Management fee income for the three months ended September 30, 2006 and 2005 was $583,000 and $969,000, respectively, a decrease of $386,000, or 40%. Management fee income for the nine months ended September 30, 2006 and 2005 was $1.7 million and $2.5 million, respectively, a decrease of $802,000, or 33%. Management fee income represents the income earned for services provided by George Mason to other mortgage banking companies owned by local home builders and generally fluctuates based on the volume of loan sales.

Service charges on deposit accounts increased $70,000 to $418,000 for the three months ended September 30, 2006 compared to $348,000 for the same period of 2005. For the nine months ended September 30, 2006, service charges on deposit accounts increased $218,000 to $1.2 million compared to $958,000 for the same period of 2005. The increases in service charges on deposit accounts is primarily the result of an increased number of deposit accounts in 2006 compared to 2005. Loan service charge income decreased $385,000 to $386,000 for the three months ended September 30, 2006, compared to $771,000 for the same period of 2005.  For the nine months ended September 30, 2006, loan service charge income decreased $448,000 to $1.6 million compared to $2.0 million for the same period of 2005.  The decrease in loan service charge income is related to our mortgage banking segment and the slowdown in the regional housing market.

Investment fee income increased $382,000 to $879,000 for the three months ended September 30, 2006 compared to $497,000 for the same period of 2005. For the nine months ended September 30, 2006, investment fee income increased $1.6 million to $2.6 million compared to $947,000 for the same period of 2005. The increases in investment fee income are primarily attributable to the addition of the trust division in February 2006 and, for the nine month period comparison, the acquisition of Wilson/Bennett in June 2005.

Included in other income are gains related to the extinguishment of two borrowings totaling $769,000 for the nine months ended September 30, 2006. In addition, we invested $30.0 million in bank owned life insurance during the third quarter of 2006.  The increase in the cash surrender value for the three months ended September 30, 2006 was $212,000. There were no similar transactions for the same periods of 2005.

Non-interest income for the three months ended September 30, 2006 and 2005 represented 32% and 42% of our total revenues, respectively.  Non-interest income for the nine months ended September 30, 2006 and 2005 represented 33% and 41% of our total revenues, respectively.

Non-interest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense for the three months ended September 30, 2006 was $15.0 million, compared to $12.4 million for the same period of 2005, an increase of $2.6 million, 21%.  For the nine months ended September 30, 2006, non-interest expense was $38.9 million, compared to

$33.6 million for the same period of 2005, an increase of $5.3 million, or 16%. The increases are primarily attributable to the aforementioned impairment charges totaling $2.9 million for the three and nine months ended September 30, 2006.  In addition, non-interest expense has increased as a result of our branch office expansion during the past twelve months and the acquisitions of Wilson/Bennett and the trust division. Expenses related to the branch expansion are primarily represented in the increases in our salaries and benefits expense, occupancy expense and depreciation expense. We expect non-interest expense to continue to increase as we continue our branch expansion in 2006. We currently plan to open two branch offices during the remainder of 2006.

Income Taxes

For the three months ended September 30, 2006, we recorded an income tax benefit of $132,000, compared to income tax expense of $1.6 million for the same period of 2005.  For the nine months ended September 30, 2006 and 2005, we recorded provisions for income taxes of $2.3 million and $3.5 million, respectively.  During the third quarter of 2006, we retroactively updated our effective tax rate for the effects of tax-exempt investments the Bank has purchased during the year.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $1.55 billion at September 30, 2006, compared to $1.45 billion at December 31, 2005, an increase of $97.0 million, or 7%. This growth was driven primarily by increases in loans receivable and the investment securities portfolio, which were funded by growth in our deposits.

Investment Securities

Investment securities were $333.0 million at September 30, 2006, compared to $294.2 million at December 31, 2005, an increase of $38.8 million, or 13%. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. At September 30, 2006, investment securities available-for-sale were $230.3 million and investment securities held-to-maturity were $102.7 million. See Table 9 for additional information on our investment securities portfolio.

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

Table 9.
Investment Securities

At September 30, 2006 and December 31, 2005

(In thousands)

	Amortized	Fair	Average
Available-for-sale at September 30, 2006	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$51,970	$51,384	4.91%
Five to ten years	13,050	13,030	5.92
Total U.S. government-sponsored agencies	65,020	64,414	5.11

Mortgage-backed securities*
One to five years	4,661	4,511	4.15
Five to ten years	11,006	10,635	3.75
After ten years	130,722	127,331	4.69
Total mortgage-backed securities	146,389	142,477	4.60

Municipal securities
After ten years	21,570	21,439	4.10
Total municipal securities	21,570	21,439	4.10

U. S. treasury securities
One to five years	2,002	1,995	2.63
Total U.S. treasury securities	2,002	1,995	2.63
Total investment securities available-for-sale	$234,981	$230,325	4.68%

	Amortized	Fair	Average
Held-to-maturity at September 30, 2006	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$9,500	$9,216	3.52%
Five to ten years	13,019	12,730	4.43
After ten years	3,000	2,963	5.57
Total U.S. government-sponsored agencies	25,519	24,909	4.22

Mortgage-backed securities*
Five to ten years	7,136	6,939	4.18
After ten years	62,002	60,096	4.33
Total mortgage-backed securities	69,138	67,035	4.32

Corporate bonds
After ten years	8,005	7,827	4.21
Total corporate bonds	8,005	7,827	4.21
Total investment securities held-to-maturity	102,662	99,771	4.29

Total investment securities	$337,643	$330,096	4.56%

	Amortized	Fair	Average
Available-for-sale at December 31, 2005	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$43,784	$43,264	4.79%
Five to ten years	15,175	15,147	5.42
Total U.S. government-sponsored agencies	58,959	58,411	4.88

Mortgage-backed securities*
One to five years	5,441	5,269	4.02
Five to ten years	8,980	8,678	3.88
After ten years	108,309	104,613	4.21
Total mortgage-backed securities	122,730	118,560	4.17

U. S. treasury securities
One to five years	2,015	1,984	2.63
Total U.S. treasury securities	2,015	1,984	2.63
Total investment securities available-for-sale	$183,704	$178,955	4.38%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2005	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$9,500	$9,172	3.52%
Five to ten years	13,020	12,698	4.37
After ten years	3,000	2,936	4.22
Total U.S. government-sponsored agencies	25,520	24,806	4.03

Mortgage-backed securities*
Five to ten years	7,662	7,470	4.21
After ten years	74,082	71,937	4.24
Total mortgage-backed securities	81,744	79,407	4.23

Corporate bonds
After ten years	8,005	7,812	4.21
Total corporate bonds	8,005	7,812	4.21
Total investment securities held-to-maturity	115,269	112,025	4.19

Total investment securities	$298,973	$290,980	4.31%

* Based on contractual maturities.

Loans

Loans receivable, net of deferred fees and costs, increased by $101.0 million, or 14%, to $806.7 million at September 30, 2006 from $705.6 million at December 31, 2005. See Table 10 for details on the loans receivable portfolio. We experienced growth in our commercial and industrial, real estate commercial, real estate construction and residential real estate loan portfolios. We expect continued growth within these loan categories over the reminder of 2006 due to our increased legal lending limit of $20.8 million at September 30, 2006 and the volume of loans we have scheduled for funding. In addition, we had $258.1 million in loans held for sale, net at September 30, 2006, compared to $361.7 million at December 31, 2005, a decrease of $103.6 million. Loans that are held for sale, net are valued at the lower of cost or market value. The decrease in loans held for sale at September 30, 2006 compared to December 31, 2005 is directly related to the slowdown in the regional housing market.

Table 10.
Loans Receivable

At September 30, 2006 and December 31, 2005

(In thousands)

	September 30, 2006		December 31, 2005
Commercial and industrial	$89,603	11.11%	$69,392	9.83%
Real estate - commercial	302,487	37.49	275,381	39.01
Real estate - construction	158,754	19.68	128,009	18.13
Real estate - residential	181,410	22.49	152,818	21.65
Home equity lines	69,283	8.59	75,048	10.63
Consumer	5,262	0.64	5,255	0.75

Gross loans	$806,799	100.00%	$705,903	100.00%

Net deferred (fees) costs	(146)		(259)
Less: allowance for loan losses	(9,205)		(8,301)

Loans receivable, net	$797,448		$697,343

Deposits

Total deposits were $1.18 billion at September 30, 2006 compared to $1.07 billion at December 31, 2005. We experienced increases in our non-interest bearing checking, interest checking, and savings deposit products, which offset decreases in our interest-bearing money market deposits and certificates of deposit. See Table 11 for details on certificates of deposit with balances of $100,000 or more. The increase in interest checking deposits is a result of new customers from our branch expansion and competitive deposit pricing, particularly with our Chairman’s Club interest checking relationship product, which we introduced in the first quarter of 2006. Our Chairman’s Club interest checking deposit promotion is a relationship account that offered initially and continues to offer an interest rate of 4.01% on balances over $25,000. Our savings deposits increased as a result of our new Simply Savings product, which allows new customers to earn a yield of 5.01% on funds deposited with us.  We had no brokered certificates of deposit at September 30, 2006 compared to $9.8 million at December 31, 2005.

Table 11.
Certificates of Deposit of $100,000 or More

At  September 30, 2006

(In thousands)

Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$105,143	$30,536	$135,679
Over three months through six months	31,651	23,932	55,583
Over six months through twelve months	16,740	12,989	29,729
Over twelve months	46,621	7,095	53,716
	$200,155	$74,552	$274,707

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds decreased $4.4 million to $151.1 million at September 30, 2006, compared to $155.4 million at December 31, 2005. Treasury, Tax & Loan Note option borrowings increased $5.2 million to $10.4 million at September 30, 2006 compared to $5.2 million at December 31, 2005.  FHLB advances decreased $21.1 million to $67.3 million at September 30, 2006 compared to $88.5 million at December 31, 2005. Customer repurchase agreements increased $11.6 million to $52.7 million at September 30, 2006 compared to $41.2 million at December 31, 2005.  Table 12 provides information on our borrowings.

Table 12.
Short-Term Borrowings and Other Borrowed Funds

At September 30, 2006

(In thousands)

Short-term FHLB advances:				Amount
Advance Date	Term of Advance	Date Due	Interest Rate	Outstanding
Jul-03	4 years	Jul-07	2.63%	$ 6,250
Mar-03	4 years	Mar-07	2.81%	1,000
Apr-04	3 years	Apr-07	3.15%	3,000
May-04	3 years	May-07	3.50%	10,000
Jun-05	2 years	Jun-07	4.12%	5,000
Jun-06	1 years	Jun-07	4.12%	5,000
Total short-term FHLB advances and weighted average rate			3.47%	$ 30,250

Other short-term borrowed funds:
TT&L Note option			4.50%	10,375
Customer repurchase agreements			2.10%	52,726
Total other short-term borrowed funds and weighted average rate			2.49%	$ 63,101

Other borrowed funds:
Trust preferred			7.25%	$ 20,619
FHLB advances - long term			3.99%	37,083
Other borrowed funds and weighted average rate			5.15%	$ 57,702

Total other borrowed funds and weighted average rate			3.71%	$ 151,053

At September 30, 2006, mortgage funding checks increased by $3.8 million to $45.4 million, compared to $41.6 million at December 31, 2005. These liabilities are related to George Mason and are used to fund the loans in process of being sold. George Mason has credit facilities with the Bank and also has a third party facility of $250 million. There were no borrowings outstanding under this third party facility at September 30, 2006.

Shareholders’ Equity

Shareholders’ equity at September 30, 2006 was $152.7 million, an increase of $4.8 million, compared to $147.9 million at December 31, 2005. The increase from the year end was primarily a result of net income of $5.3 million for the nine months ended September 30, 2006, and a favorable market value adjustment of $65,000 on investment securities available-for-sale offset by an increase in unrealized losses on derivative instruments designated as cash flow hedges of $34,000 and dividend payments totaling $732,000 as of September 30, 2006. Book value per share at September 30, 2006 was $6.26, compared to $6.07 at December 31, 2005. Tangible book value per share at September 30, 2006 was $5.68 compared to $5.12 at December 31, 2005.

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

For the three months ended September 30, 2006, the Commercial Banking segment recorded net income of $2.2 million compared to $1.3 million for the same period of 2005, an increase of $918,000. For the nine months ended September 30, 2006, the Commercial Banking segment recorded net income of $7.3 million compared to $2.9 million for the nine months ended September 30, 2005, an increase of $4.3 million. The increases in net income are primarily related to the increased volume and interest rates in the Bank’s loan receivable portfolio. At September 30, 2006, total assets for this segment were $1.48 billion, loans receivable, net of deferred fees and costs, were $806.7 million and total deposits were $1.18 billion. At September 30, 2005, total assets were $1.41 billion, loans receivable, net of deferred fees and costs were $632.1 million and total deposits were $1.09 billion.

Mortgage Banking

The operations of the Mortgage Banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended September 30, 2006 and 2005, the Mortgage Banking segment recorded net income of $547,000 and $2.1 million, respectively. For the nine months ended September 30, 2006 and 2005, the Mortgage Banking segment recorded net income of $1.6 million and $5.3 million, respectively. The decreases in net income are directly related to the decreased volume of loans originated due to the slowdown in regional housing market caused in part by increases in interest rates. At September 30, 2006, total assets for this segment were $273.1 million, loans held for sale, net were $258.1 million and mortgage funding checks were $45.4 million. At September 30, 2005, total assets were $467.3 million, loans held for sale, net were $454.7 million and mortgage funding checks were $104.3 million.

Wealth Management and Trust Services

The Wealth Management and Trust Services segment provides investment and financial services to business and individuals, including financial planning, retirement/estate planning, trusts, estates, custody, investment management, escrows, and retirement plans. Wilson/Bennett is included in this operating segment since the date of its acquisition, June 9, 2005. On February 9, 2006, we acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. On the date of acquisition, the trust division had $5.6 billion in managed and custodial assets.

For the three months ended September 30, 2006, the Wealth Management and Trust Services segment recorded a net loss of $2.0 million, compared to net income of $40,000 for the same period of 2005. For the nine months ended September 30, 2006, the Wealth Management and Trust Services segment recorded a net loss of $1.9 million, compared to a net loss of $18,000 for the same period of 2005. The net loss reported for the three and nine months ended September 30, 2006 is primarily attributable to the aforementioned impairment charges recorded at Wilson/Bennett.  At September 30, 2006, total assets were $5.6 million and managed and custodial assets were $5.9 billion. At September 30, 2005, total assets for this segment were $7.3 million and managed and custodial assets were $333.4 million. The increase in managed and custodial assets from 2005 to 2006 is directly related to the addition of the trust division in February 2006.

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

At September 30, 2006, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 14.00% and 14.82%, respectively. At December 31, 2005, our Tier 1 and total risk-based capital ratios were 14.83% and 15.65%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions. Table 13 provides additional information pertaining to our capital ratios.

Table 13.
Capital Components

At September 30, 2006 and December 31, 2005

(In thousands)

			For Capital			To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At September 30, 2006
Total risk based capital/Total capital to risk-weighted assets	$167,796	14.82%	$90,552	>	8.00%	$113,190	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	158,479	14.00%	45,276	>	4.00%	67,914	>	6.00%
Tier I capital/Total capital to average assets	158,479	10.79%	58,737	>	4.00%	73,421	>	5.00%

At December 31, 2005
Total risk-based capital/Total capital to risk-weighted assets	$159,155	15.65%	$81,334	>	8.00%	$101,668	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	150,742	14.83%	40,667	>	4.00%	61,001	>	6.00%
Tier I capital/Total capital to average assets	150,742	10.71%	56,308	>	4.00%	70,386	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing business activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us. The required payments under such obligations are detailed in Table 14.

Table 14.
Contractual Obligations

At September 30, 2006

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Certificates of deposit	$588,917	$456,101	$121,632	$10,984	$200

Advances from the Federal Home Loan Bank of Atlanta	67,333	30,250	22,083	—	15,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	19,629	4,377	3,279	5,797	6,176

Total	$696,498	$490,728	$146,994	$16,781	$41,995

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

At September 30, 2006, commitments to extend credit were $341.7 million and standby letters of credit were $7.3 million.

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

George Mason and the Bank have a one year $150 million floating rate revolving credit and security agreement with a third party. The purpose of this credit facility is to fund residential mortgage loans at George Mason prior to their sale into the secondary market. The credit facility requires, among other things, that George Mason and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth levels. The Company has guaranteed repayment of this debt. The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%. At September 30, 2006, this line was not utilized.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $286.3 million at September 30, 2006 or 18% of total assets. We hold investments that are classified as held-to-maturity in the amount of $102.7 million at September 30, 2006. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged the majority of its investment securities to the Federal Home Loan Bank of Atlanta with additional investment securities pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at September 30, 2006 was $262.7 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $15.9 million at September 30, 2006. George Mason has $650 million of lines of credit available, including $400 million with the Bank and $250 million described above. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

At September 30, 2006, given the assumptions built into our forecasting model, we were liability sensitive. Liability sensitive means that we had more liabilities maturing or repricing than assets. While we continue to have a significant portion of our assets as floating rate assets, the average maturity of our liabilities has decreased and we have increased the level of non-maturity deposits which allows the bank to adjust the rates on these liabilities quickly in a falling rate scenario. In a falling rate environment, net interest income should grow for a liability sensitive bank. In the down 200 basis point scenario for one year, net interest income improves by not more than 4.0% compared to the base case and by not more than 6.1% over the two year time horizon. Being liability sensitive, net interest income generally declines compared to the base case in a rising rate environment. At September 30, 2006, net interest income has a negative variance to the base case of not more than 2% over the two year time horizon. These changes from the base case are within the guidelines we have established.

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

At September 30, 2006, given the assumption built into our forecasting model, we were liability sensitive. Liability sensitive means that we had more liabilities maturing or repricing than assets. While we continue to have a significant portion of our assets as floating rate assets, the average maturity of our liabilities has decreased and we have increased the level of non-maturity deposits which allows the bank to adjust the rates on these liabilities quickly in a falling rate scenario. In a falling rate environment, net interest income should grow for a liability sensitive bank. In the down 200 basis point scenario for one year, net interest income improves by not more than 4.0% compared to the base case and by not more than 6.1% over the two year time horizon. Being liability sensitive, net interest income generally declines compared to the base case in a rising rate environment. At September 30, 2006, net interest income has a negative variance to the base case of not more than 2% over the two year time horizon. These changes from the base case are within the guidelines we have established.

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2006	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2006	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2006	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)