Form 10-K
period 2006-12-31
CARDINAL FINANCIAL CORP
filed 2007-03-15
CIK 1060523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 0-24557

CARDINAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1874630
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
8270 Greensboro Drive, Suite 500
McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (703) 584-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2006: $260,988,221.

The number of shares outstanding of Common Stock, as of March 5, 2007, was 24,466,428.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

This Annual Report on Form 10-K has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

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

We own Cardinal Bank, a Virginia state-chartered community bank headquartered in Tysons Corner, Virginia. Cardinal Bank has offices in Alexandria, Annandale, Arlington, Chantilly, Clifton, Fairfax, Fredericksburg, Herndon, Leesburg, Manassas, McLean, Purcellville, Reston, Stafford, Sterling, Sterling Park, Tysons Corner, and Woodbridge, Virginia, Washington, D.C. and Bethesda, Maryland. We conduct all of our business through Cardinal Bank (the “Bank”), our principal operating unit, its subsidiary George Mason Mortgage, LLC (“George Mason”), Cardinal Wealth Services, Inc. (“CWS”), and Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”).

Cardinal Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys. We have 25 branch office locations and provide competitive products and services.

George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through seven branches located throughout the metropolitan Washington, D.C. region. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $3.0 billion in 2006 and $4.3 billion in 2005, excluding advances on construction loans and including loans purchased from other mortgage banking companies owned by local home builders but managed by George Mason.

CWS provides brokerage and investment services through a contract with Raymond James Financial Services, Inc. Under this contract, financial advisors can offer our customers an extensive range of financial products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income and equity securities and equity research and recommendations. CWS’s principal source of revenue is the net commissions it earns on the purchases and sales of investment products to its customers.

Wilson/Bennett provides professional investment management of financial assets with asset preservation as the primary goal. Clients include individuals, pension plans and medium sized corporations. Wilson/Bennett utilizes a value oriented investment approach and focuses on large capitalization stocks. Wilson/Bennett earns fees based upon the market value of its clients’ portfolios.

Recent Developments

On February 9, 2006, Cardinal Bank acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. As a result of this transaction, the Bank acts as trustee or custodian for assets under management in excess of $6 billion as of February 28, 2007. This transaction diversifies the Bank’s sources of non-interest income and allows it to provide additional services to its customers.

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

Expand our footprint through branch expansion.   We intend to continue to expand our footprint by establishing new branches and potentially acquiring existing branches or other financial institutions in communities that present attractive growth opportunities within Northern Virginia and other markets in the greater Washington, D.C. metropolitan area. During the second quarter of 2006, we opened two branch banking offices, one in Chantilly, Virginia and the second in Washington, D.C. On January 31, 2007, we opened our first branch banking office in Bethesda, Maryland, and on March 9, 2007, we opened a second location in Arlington, Virginia.

As a result of the recent consolidation of banks in our market, we expect to continue to have opportunities to acquire or lease former branch sites from other financial institutions. As we have done in the past, we may acquire additional sites prior to planned branch openings when we believe the sites are attractive and are available on favorable terms. At the present time, we have a first right of refusal that gives us the option to purchase one branch facility if the financial institution now operating this location chooses to close or move its operations anytime before January 2010. Our current plans, which are subject to change, contemplate that we will add no new branches in 2007 other than those described above. Because the opening of each new branch increases our operating expenses, we intend to stage future branch openings in an effort to minimize the impact of these expenses on our results of operations.

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

Expand our lending activities.   We have substantially increased our legal lending limit to $21.3 million as of December 31, 2006 as a result of the completion of our secondary common stock offering in May 2005, and earnings retained in the business. The increase in our legal lending limit allows us to further expand our commercial and real estate lending activities. It also improves our ability to serve larger residential homebuilders and allows us to seek business from larger government contractors. Federal government spending in the greater Washington region was approximately $107 billion in 2004, and we believe there are unique growth opportunities in this sector of our regional economy. Our goal is to aggressively grow our loan portfolio while maintaining superior asset quality through conservative underwriting practices. During periods of growth in our loan portfolio, our earnings could be adversely impacted by provisions to our allowance for loan losses as a result of increases in loan balances.

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

Offer additional financial products and services.   George Mason has increased our fee income and has allowed us to offer our existing customer base a far greater array of mortgage loan products. In addition, we aggressively market our traditional banking, trust and wealth management products to the George Mason customer base. Our focus at George Mason is to build and maintain relationships with local and national homebuilders in an attempt to reduce reliance on the cyclical refinancing market. Building relationships with larger homebuilders assists us in our efforts to increase our commercial real estate lending activities.

We plan to further develop and expand the investment services we offer through CWS and the addition of our trust services department and Wilson/Bennett, which has recently begun to offer an attractive cash management product. We believe we have opportunities to cross-sell additional services to both our traditional banking customers and George Mason’s customers. We further believe we will be able to attract new customers by offering a broader array of financial products and services.

Business Segment Operations

In 2003 and for the first six months of 2004, we operated and reported in two business segments, Commercial Banking and Wealth Management Services. As of July 7, 2004, we began operating in a third business segment, Mortgage Banking, with the completion of our acquisition of George Mason. The Commercial Banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products, including demand deposit accounts, savings accounts and certificates of deposit. The Mortgage Banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis. The Wealth Management Services segment, which became the Wealth Management and Trust Services segment as a result of our 2006 acquisition of certain assets and assumed liabilities from FBR National Trust Company, provides investment and financial advisory services to businesses and individuals, including financial planning, retirement/estate planning, trust, estates, custody, investment management, escrows, and retirement plans.

Wilson/Bennett has been included in the Wealth Management and Trust Services segment since the date of acquisition, June 9, 2005. Results related to the assets acquired and liabilities assumed from FBR National Trust Company have been reflected in the Wealth Management and Trust Services segment since the date of their acquisition and assumption, February 9, 2006.

For financial information about the reportable segments, see “Business Segment Operations” in Item 7 below and note 19 of the notes to the consolidated financial statements in Item 8 below.

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

Based on estimates released by the U.S. Census Bureau, the population of the greater Washington metropolitan area was approximately 5.2 million people in 2005, the eighth largest market in the country. The median annual household income for this area in 2006 was approximately $73,000, the wealthiest region in the country. Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for December 2006, the unemployment rate for the greater Washington metropolitan area was approximately 2.9%, compared to a national unemployment rate of 4.6%. As of June 30, 2006, total deposits in this area were approximately $144 billion as reported by the Federal Deposit Insurance Corporation (“FDIC”).

Our headquarters is located approximately seven miles west of Washington, D.C. in Fairfax County, Virginia. The 2000 U.S. census data indicates that Fairfax County is the most populous county in Virginia with a population of over one million people. In 2005, Fairfax County had a median household income of approximately $100,800. Based on estimates released by the Bureau of Statistics of the U.S. Department of Labor for December 2005, the unemployment rate in Fairfax County was 2.1%.

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

Of the $144 billion in bank deposits in the greater Washington region at June 30, 2006, approximately 76% were held by banks that are either based outside of the greater Washington region or are operating wholesale banks that generate deposits nationally. In just over eight years, excluding deposits held by institutions based outside our region, we have grown to the seventh largest financial institution headquartered in the greater Washington region as measured by total deposits. By providing competitive products and more personalized service and being actively involved in our local communities, we believe we can continue to increase our share of this deposit market.

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

We expect to continue serving these business and professional markets with experienced commercial relationship managers, and we have increased our retail marketing efforts through the expansion of our branch network and development of additional retail products and services. We expanded our deposit market share through aggressive marketing of our President’s Club, Chairman’s Club, Simply Savings and Monster Money Market relationship products and our Totally Free Checking product.

Banking Products and Services

Our principal business is to accept deposits from the public and to make loans and other investments. The principal sources of funds for the Bank’s loans and investments are demand, time, savings and other deposits, repayments of existing loans, and borrowings. Our principal source of income is interest collected on loans, investment securities and other investments. Non-interest income, which includes among other things deposit and loan fees and service charges, gains on sales of loans, investment fee income and management fee income, is the next largest component of our revenues. Our principal expenses are interest expense on deposits and borrowings, employee compensation and benefits, occupancy-related expenses, and other overhead expenses.

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

Lending

We offer a full range of short to long-term commercial, real estate and consumer lending products and services, which are described in further detail below. We have established target percentage goals for each type of loan to insure adequate diversification of our loan portfolio. These goals, however, may change from time to time as a result of competition, market conditions, employee expertise, and other factors. Commercial and industrial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 12%, 37%, 18%, 24%, 8% and 1%, respectively of our loan portfolio at December 31, 2006. At December 31, 2006, approximately 2% of our total loan portfolio is unsecured.

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

Deposits

We offer a broad range of interest-bearing and non-interest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The primary sources of deposits are small and medium-sized businesses and individuals within our target market. Senior management has the authority to set rates within specified parameters in order to remain competitive with other financial institutions in our market area. All deposits are insured by the FDIC up to the maximum amount permitted by law. We have a service charge fee schedule, which is generally competitive with other financial institutions in our market, covering such matters as maintenance fees and per item processing fees on checking accounts, returned check charges and other similar fees.

Courier Services

We offer courier services to our business customers. Courier services permit us to provide the convenience and personalized service that our customers require by scheduling pick-ups of deposits and other banking transactions.

Deposit on Demand

We provide our commercial banking customers electronic deposit capability through our Deposit on Demand product. Business customers who sign up for this service can scan their deposits and send electronic batches of their deposits to the bank. This product reduces or eliminates the need for businesses with daily deposits and high check volume to visit the bank and provides faster availability of funds and the benefit of viewing images of deposited checks.

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

Credit quality is controlled by the chief credit officer through compliance with our credit policies and procedures. Our risk-decision process is actively managed in a disciplined fashion to maintain an acceptable risk profile characterized by soundness, diversity, quality, prudence, balance and accountability. Our credit approval process consists of specific authorities granted to the lending officers and combinations of lending officers. Loans exceeding a particular lending officer’s level of authority, or the combined limit of several officers, are reviewed and considered for approval by an officers’ loan committee and, when above a specified amount, by a committee of the Bank’s board of directors. Generally, loans of $1,500,000 or more require committee approval. Our policy allows exceptions for very specific conditions, such as loans secured by deposits at our Bank. The chief credit officer works closely with each lending officer at the Bank level to ensure that the business being solicited is of the quality and structure that fits our desired risk profile.

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

On February 9, 2006, the Bank acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. As a result of this transaction, the Bank acts as trustee or custodian for assets under management in excess of $6 billion as of February 28, 2007. This acquisition allowed us to create a trust division, and services provided by our trust division include trust, estates, custody, investment management, escrows, and retirement plans. The addition of trust services diversifies the Bank’s sources of non-interest income and allows us to provide additional services to our customers.

Employees

At December 31, 2006, we had 406 full-time equivalent employees. None of our employees are represented by any collective bargaining unit. We believe our relations with our employees are good.

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

In February 2006, The Federal Deposit Insurance Reform Act of 2005 and The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, “The Reform Act”) was signed into law. This legislation contained technical and conforming changes to implement deposit insurance reform, as well as a number of study and survey requirements.

The Reform Act provides for the following changes:

•       Merging the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a new fund, the Deposit Insurance Fund (“DIF”). This change was made effective March 31, 2006.

•       Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit. This change was made effective April 1, 2006.

•       Establishing a range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio (“DRR”).

•       Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.

1.                 If the reserve ratio falls below 1.15 percent—or is expected to within 6 months—the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15 percent generally within 5 years.

2.                 If the reserve ratio exceeds 1.35 percent, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35 percent, unless the FDIC Board, considering statutory factors, suspends the dividends.

3.                 If the reserve ratio exceeds 1.5 percent, the FDIC must generally dividend to DIF members all amounts above the amount necessary to maintain the DIF at 1.5 percent.

•       Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

•       Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.

•       Requiring the FDIC to conduct studies of three issues: (1) further potential changes to the deposit insurance system, (2) the appropriate deposit base in designating the reserve ratio, and (3) the Corporation’s contingent loss reserving methodology and accounting for losses.

•       Requiring the Comptroller General to conduct studies of (1) federal bank regulators’ administration of the prompt corrective action program and recent changes to the FDIC deposit insurance system, and (2) the organizational structure of the FDIC.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the DIF. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. We are unaware of any existing circumstances that could result in termination of any of our bank subsidiary’s deposit insurance.

Capital Requirements

Each of the FDIC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

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

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered “well-capitalized” at December 31, 2006 and, in addition, our bank subsidiary maintains sufficient capital to remain in compliance with capital requirements and is considered “well-capitalized” at December 31, 2006.

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

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts and demand deposit accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements. For net transaction accounts in 2007, the first $8.5 million of balances will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction account balances over $8.5 million to and including $45.8 million. A 10% reserve ratio will be applied to amounts in net transaction account balances in excess of $45.8 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of our interest-earning assets.

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

At December 31, 2006, we had $12.9 million and $2.7 million of goodwill related to the George Mason and Wilson/Bennett acquisitions, respectively. In addition, we have identified and recorded other intangible assets, such as customer relationships and trade names, as of the acquisition dates of both George Mason and Wilson/Bennett. The carrying amounts of these intangibles at December 31, 2006 was $1.3 million at George Mason and $217,000 at Wilson/Bennett. Goodwill and other intangibles are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred.

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

When we acquired Wilson/Bennett, it had approximately $225.0 million of assets under management. In July 2006, we announced the retirement of John W. Fisher, Wilson/Bennett’s founder, Chief Executive Officer and President, from Wilson/Bennett and as a member of our board of directors as of September 30, 2006. During the third quarter of 2006 and as Mr. Fisher transitioned out of his involvement with Wilson/Bennett, several significant clients unexpectedly either terminated or advised us that they intended to terminate their asset management contracts, and this triggered an evaluation of our goodwill and intangible assets. Accordingly, we updated our analysis of the fair value of the goodwill and intangible assets associated with our acquisition of Wilson/Bennett. The updated analysis indicated an impairment to the goodwill and certain customer relationships and Mr. Fisher’s employment agreement. We recorded a non-cash impairment loss totaling $2.9 million pretax, and $1.9 million after tax, during the quarter ended September 30, 2006.

As of December 31, 2006, assets under management were approximately $114.1 million. Significant further declines of the assets managed by Wilson/Bennett as a result of additional losses in its client base, may result in an impairment condition, which would require a charge against future earnings.

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

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our Chairman and Chief Executive Officer, Bernard H. Clineburg, and our other executive and senior lending officers. We have entered into employment agreements with Mr. Clineburg and three other executive officers. The existence of such agreements, however, does not necessarily assure us that we will be able to continue to retain their services. The unexpected loss of Mr. Clineburg or other key employees could have a significant adverse effect on our business and possibly result in reduced revenues and earnings. We maintain bank owned life insurance policies on all of our corporate executives.

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

Our future profitability will substantially depend upon our ability to maintain or increase the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. Changes in interest rates will affect our operating performance and financial condition. Being liability sensitive as of December 31, 2006, the Bank’s net interest income should improve in a decreasing rate environment. The shape of the yield curve can also impact net interest income. Changing rates will impact how fast our mortgage loans and mortgage backed securities will have the principal repaid. Rate changes can also impact the behavior of our depositors, especially depositors in non-maturity deposits such as demand, interest checking, savings and money market accounts. While we attempt to minimize our exposure to interest rate risk, we are unable to eliminate it as it is an inherent part of our business. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and industry-specific conditions and economic conditions generally.

Our concentration in loans secured by real estate may increase our future credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Approximately 90% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers’ ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and analysis of the loan portfolio, management determines the adequacy of the allowance for loan losses by considering such factors as general and industry-specific market conditions, credit quality of the loan portfolio, the collateral supporting the loans and financial performance of our loan customers relative to their financial obligations to us. The amount of future losses is impacted by changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. Actual losses may exceed our current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. Estimating loan loss allowances for an unseasoned portfolio is more difficult than with seasoned portfolios, and may be more susceptible to changes in estimates and to losses exceeding estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or assert that our loan loss allowance will be adequate in the future. Future loan losses that are greater than current estimates could have a material impact on our future financial performance.

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

We have extended off-balance sheet commitments to borrowers which could expose us to credit and interest rate risk.

We enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of our customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and guarantees which would impact our liquidity and capital resources to the extent customers accept or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and guarantees written is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Cardinal Bank, excluding its George Mason subsidiary, conducts its business from 25 branch offices. Nine of these facilities are owned and 16 are leased. Leased branch banking facilities range in size from 457 square feet to 11,182 square feet. Our leases on these facilities expire at various dates through 2016, and all but one of our leases have renewal options. The branch that does not have a renewal option is located at the headquarters location of George Mason (see below for additional lease information for George Mason). Fifteen of our branch banking locations have drive-up banking capabilities and all have ATMs.

Cardinal Wealth Services, Inc. conducts its business from three of Cardinal Bank’s branch facilities.

George Mason conducts its business from seven leased facilities which range in size from 1,428 square feet to 22,056 square feet. The leases have various expiration dates through 2010 and generally do not have renewal options. George Mason is currently in the process of negotiating a three year lease renewal of its headquarters location which expires on June 30, 2007.

Wilson/Bennett conducts its business from office space located in our Tysons Corner, Virginia headquarters facility.

Our headquarters facility in Tysons Corner, Virginia comprises 41,818 square feet of leased office space. This lease expires in January 2010 but has renewal options. In addition to housing various administrative functions—including accounting, data processing, compliance, treasury, marketing, deposit and loan operations—our commercial and industrial and commercial real estate lending functions and various other departments are located there.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3.                        Legal Proceedings

In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock and Dividends.   Our common stock is currently listed for quotation on the Nasdaq Global Select Market under the symbol “CFNL.”  Our common stock had traded on the Nasdaq National Market under the same symbol until July 3, 2006. As of December 31, 2006, our common stock was held by 646 shareholders of record. In addition, we estimate that there were 5,235 beneficial owners of our common stock who own their shares through brokers or banks.

The high and low sale prices per share for our common stock for each quarter of 2006 and 2005 as reported on the market at the time and dividends declared during those periods were as follows:

Periods Ended	High	Low	Dividends
2006
First Quarter	$13.54	$10.62	$0.01
Second Quarter	13.68	10.63	0.01
Third Quarter	12.01	10.21	0.01
Fourth Quarter	11.17	9.71	0.01
2005
First Quarter	$11.45	$9.01	$—
Second Quarter	9.50	7.75	—
Third Quarter	10.60	8.81	—
Fourth Quarter	11.79	8.94	0.01

Dividend Policy.   The board of directors intends to follow a policy of retaining any earnings necessary to operate our business in accordance with all regulatory policies while maximizing the long-term return for the Company’s investors. Our future dividend policy is subject to the discretion of the board of directors and future dividend payments will depend upon a number of factors, including future earnings, alternative investment opportunities, financial condition, cash requirements, and general business conditions.

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

Repurchases.   We did not repurchase any of our securities during 2006.

Stock Performance Graph.   The graph set forth below shows the cumulative shareholder return on the Company’s Common Stock during the five-year period ended December 31, 2006, as compared with: (i) an overall stock market index, the NASDAQ Composite; and (ii) a published industry index, the SNL Bank Index. The stock performance graph assumes that $100 was invested on December 31, 2001 in our common stock and each of the comparable indices and that dividends were reinvested.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Cardinal Financial Corporation	$100.00	$68.18	$129.62	$174.61	$172.59	$161.39
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank Index	100.00	91.69	123.69	138.61	140.50	164.35

Item 6.                        Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
Income Statement Data:	2006	2005	2004	2003	2002
Interest income	$87,401	$67,374	$40,522	$24,602	$20,242
Interest expense	46,047	29,891	15,969	9,429	9,586
Net interest income	41,354	37,483	24,553	15,173	10,656
Provision for loan losses	1,232	2,456	1,626	1,001	444
Net interest income after provision for loan losses	40,122	35,027	22,927	14,172	10,212
Non-interest income	21,684	24,669	9,409	3,829	2,864
Non-interest expense	51,245	44,653	27,154	15,355	13,605
Net income (loss) before income taxes	10,561	15,043	5,182	2,646	(529)
Provision (benefit) for income taxes	3,173	5,167	1,713	(3,508)	—
Net income (loss)	7,388	9,876	3,469	6,154	(529)
Dividends to preferred shareholders	—	—	—	495	495
Net income (loss) to common shareholders	$7,388	$9,876	$3,469	$5,659	$(1,024)
Balance Sheet Data:
Total assets	$1,638,429	$1,452,287	$1,211,576	$636,248	$486,323
Loans receivable, net of fees	845,449	705,644	489,896	336,002	249,106
Allowance for loan losses	9,638	8,301	5,878	4,344	3,372
Loans held for sale	338,731	361,668	365,454	—	—
Total investment securities	329,296	294,224	289,507	273,614	163,665
Total deposits	1,218,882	1,069,872	824,210	474,129	423,479
Other borrowed funds	194,631	155,421	201,085	74,457	2,000
Total shareholders’ equity	155,873	147,879	95,105	85,412	40,712
Preferred shares outstanding	—	—	—	1,364	1,365
Common shares outstanding	24,459	24,363	18,463	16,377	10,044
Per Common Share Data:
Basic net income (loss)	$0.30	$0.45	$0.19	$0.55	$(0.13)
Fully diluted net income (loss)	0.30	0.44	0.19	0.54	(0.13)
Book value	6.37	6.07	5.15	4.80	3.37
Tangible book value (1)	5.75	5.37	4.41	5.24	3.76
Performance Ratios:
Return on average assets	0.51%	0.74%	0.37%	1.18%	(0.14)
Return on average equity	4.87	7.67	3.69	13.84	(1.61)
Net interest margin (2)	2.98	2.92	2.72	3.00	2.92
Efficiency ratio (3) (4)	77.70	71.84	79.95	80.81	100.63
Non-interest income to average assets	1.49	1.85	1.00	0.73	0.74
Non-interest expense to average assets	3.52	3.35	2.90	2.94	3.50
Loans receivable, net of fees to total deposits	69.36	65.96	59.44	70.87	58.82
Asset Quality Ratios:
Net charge-offs to average loans receivable, net of fees	0.00%	0.01%	0.02%	0.01%	0.05%
Nonperforming loans to loans receivable, net of fees	0.01	0.03	0.11	0.12	0.39
Nonperforming loans to total assets	0.01	0.01	0.05	0.06	0.20
Allowance for loan losses to nonperforming loans	11,822.87	3,879.00	1,074.60	1,102.54	345.49
Allowance for loan losses to loans receivable, net of fees	1.14	1.18	1.20	1.29	1.35
Capital Ratios:
Tier 1 risk-based capital	13.25%	14.83%	12.65%	19.66%	12.25%
Total risk-based capital	14.06	15.65	13.40	20.66	13.35
Leverage capital ratio	10.68	10.71	8.83	15.45	8.97
Other:
Average shareholders’ equity to average total assets	10.43%	9.66%	10.05%	7.84%	8.45%
Average loans receivable, net of fees to average total deposits	68.42	60.34	59.97	63.02	59.36
Average common shares outstanding:
Basic	24,424	22,113	18,448	10,218	7,949
Diluted	24,987	22,454	18,705	11,468	7,949

(1)             Tangible book value is calculated as total shareholders’ equity, excluding accumulated other comprehensive income, less goodwill and other intangible assets, divided by common shares outstanding.

(2)             Net interest margin is calculated as net interest income divided by total average earning assets and reported on a tax equivalent basis at a rate of 35%.

(3)             Efficiency ratio is calculated as total non-interest expense (excluding impairment losses) divided by the total of net interest income and non-interest income (excluding recovery of impaired investment).

(4)             The calculation of the efficiency ratio, which is a financial measure not prepared in accordance with generally accepted accounting principles (“GAAP”), and a reconciliation of the efficiency ratio to our GAAP financial information are included in our Table 1 to Item 7 to this Annual Report on Form 10-K.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at December 31, 2006 and 2005 and the results of our operations for the years ended December 31, 2006, 2005 and 2004. The discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

Caution About Forward-Looking Statements

We make certain forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements.

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

•       changes in operations of Wilson/Bennett Capital Management, Inc., its customer base and assets under management and any associated impact on the fair value of goodwill in the future;

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

Overview

We are a locally managed financial holding company headquartered in Tysons Corner, Virginia, committed to providing superior customer service, a diversified mix of financial products and services, and convenient banking to our retail and business consumers. We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank, Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary, and Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm acquired in June 2005. Through these three subsidiaries and George Mason Mortgage, LLC (“George Mason”), a mortgage banking subsidiary of the Bank, we offer a wide range of traditional banking products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys. We have 25 branch office locations and seven mortgage banking office locations and provide competitive products and services. We complement our core banking operations by offering a full range of investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc. and asset management services through Wilson/Bennett.

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

On February 9, 2006, we acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. Our new trust division acts as trustee or custodian for assets in excess of $6 billion as of February 28, 2007. Services provided by this division include trust, estates, custody, investment management, escrows, and retirement plans. This acquisition did not have a significant impact on operating results for the year ended December 31, 2006. The trust division is included, along with CWS and Wilson/Bennett, in the Wealth Management and Trust Services segment. In prior periods, this segment was called Investment Services or Trust and Investment Services.

In July 2006, we announced the retirement of John W. Fisher, Wilson/Bennett’s founder, Chief Executive Officer and President, from Wilson/Bennett and as a member of our board of directors as of September 30, 2006. As Mr. Fisher transitioned out of his involvement with Wilson/Bennett, several significant clients unexpectedly either terminated or advised us that they intended to terminate their asset management contracts during the third quarter. This triggered an evaluation of our goodwill and intangible assets. Accordingly, we updated our analysis of the fair value of the goodwill and intangible assets associated with our acquisition of Wilson/Bennett. The updated analysis indicated an impairment to the goodwill and certain customer relationships and Mr. Fisher’s employment agreement. We recorded a non-cash impairment loss totaling $2.9 million pretax, and $1.9 million after tax, during the quarter ended September 30, 2006.

Since Mr. Fisher’s retirement announcement, Wilson/Bennett has added experienced portfolio managers and professional sales staff to assist with cross-sell opportunities with our other divisions. We will continue to monitor the operations of Wilson/Bennett, its customer base and managed and custodial assets and any associated impact on goodwill and the remaining intangible assets in the future.

On July 7, 2004, we acquired George Mason in a cash transaction for $17.0 million. This transaction resulted in the recognition of $12.9 million of goodwill and $1.7 million of amortizable intangible assets. This transaction was accounted for as a purchase, and George Mason’s assets and liabilities were recorded at fair value as of the purchase date and its operating results are included in our consolidated results since the date of the acquisition. George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through seven branches located throughout the metropolitan Washington, D.C. region. George Mason does business in eight states, primarily Virginia and Maryland, and the District of Columbia. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $3.0 billion and $4.3 billion of loans in 2006 and 2005, respectively, excluding advances on construction loans and including loans purchased from other mortgage banking companies which are owned by local home builders but managed by George Mason. George Mason’s primary sources of revenue include net interest income earned on loans held for sale, gains on sales of loans and contractual management fees earned relating to services provided to other mortgage companies owned by local home builders. Loans are made pursuant to purchase commitments and are sold servicing released.

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

In July 2004, we formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”). These trust preferred securities are due in 2034 and pay interest at a rate equal to LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. These securities are redeemable at par beginning September 2009. Under certain qualifying events, these securities are redeemable at a premium through March 2008 and at par thereafter. The interest rate on this debt was 7.76% at December 31, 2006. We have guaranteed payment of these securities. The $20.6 million payable by us to Cardinal Statutory Trust I is included in other borrowed funds in the consolidated statements of condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as we are not the primary beneficiary of this entity. We utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

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

Net interest income and non-interest income represented the following percentages of total revenue for the three years ended December 31, 2006:

	Net Interest Income	Non-Interest Income
2006	65.6%	34.4%
2005	60.3%	39.7%
2004	72.3%	27.7%

Non-interest income is a larger percentage of our total revenue in 2005 than 2004 primarily because we owned George Mason for a full year in 2005 compared to approximately a half year in 2004. Non-interest income is a lower percentage of our total revenue in 2006 than 2005 because mortgage originations were lower due to the cyclical nature of the business.

Our business strategy is to grow through regional expansion, while maintaining strong asset quality and achieving increased profitability. We completed a secondary common stock offering that raised $39.8 million in capital during the second quarter of 2005. This capital is being used to support our continuing expansion and balance sheet growth. As a result of this increased capital and retained earnings, we increased our legal lending limit to $21.3 million as of December 31, 2006, which allows us to expand our commercial and real estate loan portfolios.

Financial Developments

The year ended December 31, 2006 was our fourth consecutive year of profitability. For the year, we reported net income of $7.4 million. George Mason contributed $1.9 million to consolidated net income during 2006. Wilson/Bennett was included in our operating results for the full year and, as a result of the previously mentioned impairment charge recorded during the third quarter of 2006, recorded a net loss of $2.1 million. The trust division was included in our operating results since February 9, 2006, the date of its acquisition, and contributed $178,000 of pretax income. Total assets increased by $186.1 million in 2006, from $1.45 billion at December 31, 2005, to $1.64 billion at December 31, 2006. Total loans receivable, net of deferred fees and costs, increased to $845.4 million at December 31, 2006, compared to $705.6 million at December 31, 2005, an increase of $139.8 million. Total deposits increased by $149.0 million in 2006, from $1.07 billion at December 31, 2005, to $1.22 billion at December 31, 2006.

For the year ended December 31, 2005, we reported net income of $9.9 million. George Mason was included in our operating results for the full year and contributed $6.7 million to consolidated net income during 2005. Wilson/Bennett was included in our operating results since June 9, 2005, the date of its acquisition, and contributed $107,000 of pretax income. Total assets increased by $240.7 million in 2005, from $1.21 billion at December 31, 2004, to $1.45 billion at December 31, 2005. Total loans receivable, net of deferred fees and costs, increased to $705.6 million at December 31, 2005, compared to $489.9 million at December 31, 2004, an increase of $215.7 million. Total deposits increased by $245.7 million in 2005, from $824.2 million at December 31, 2004, to $1.07 billion at December 31, 2005.

For the year ended December 31, 2004, we had net income of $3.5 million, or $0.19 per diluted common share. George Mason was included in our operating results since July 7, 2004 and contributed approximately $1.4 million to consolidated net income during 2004.

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

Accounting for Economic Hedging Activities

We account for our derivatives and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the statement of condition at their fair values. We do not enter into derivative transactions for speculative purposes. For derivatives designated as hedges, we contemporaneously document the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness. We evaluate the effectiveness of these transactions at inception and on an ongoing basis. Ineffectiveness is recorded through earnings. For derivatives designated as cash flow hedges, the fair value adjustment is recorded as a component of other comprehensive income, except for the ineffective portion. For derivatives designated as fair value hedges, the fair value adjustments for both the hedged item and the hedging instrument are recorded through the income statement with any difference considered the ineffective portion of the hedge.

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

To mitigate the effect of interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into best efforts delivery forward loan sales contracts. During the rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges under SFAS No. 133, as amended. The fair values of loan commitments and the fair values of forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and we record a loan held for sale and continue to be obligated under the same forward loan sales contract. Loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Prior to October 1, 2005, the changes in value of the forward loan sales contracts from the date the loan closed to the date it was sold to an investor were marked to market through earnings. On October 1, 2005, we began designating our forward sales contracts as hedges to mitigate the variability in cash flow to be received from the sale of mortgage loans.

We discontinue hedge accounting prospectively, when it is determined that the derivative is no longer highly effective in offsetting changes in anticipated cash flows of the loans held for sale. In situations in which hedge accounting is discontinued, we continue to carry the derivative at its fair value on the statement of condition and recognize any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is probable an anticipated loan sale will not occur, we recognize immediately in earnings any gains and losses that were accumulated in other comprehensive income.

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

Accounting for the Impairment of Intangible Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually review our long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. We evaluate possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, with the net book value of long-term assets, including amortizable intangible assets. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment.

An impairment loss is recognized for the excess of the carrying amount of the assets over their fair values. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

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

This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this standard to have a material impact on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 discusses the process of quantifying financial statement misstatements to determine if any restatement of prior financial statements is required. The statement addresses the two techniques commonly used in practice in accumulating and quantifying misstatements, and requires that the technique with the most severe result be used in determining whether a misstatement is material. SAB No. 108 was effective for fiscal years ending after November 15, 2006. We adopted this standard during 2006. See Note 25 in the Notes to Consolidated Financial Statements in Item 8 below for information related to the adoption of this standard and the impact on our consolidated financial position and results of operations at and for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. This standard is effective for fiscal years beginning after December 15, 2007. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS Nos. 87, 88, 106 and 132R. SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Secondly, it requires employers to measure the plan assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The standard was effective for fiscal years ending after December 15, 2006. Adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115. SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new standard. We will evaluate this standard to determine the impact, if any, on our consolidated financial position or results of operations.

Financial Overview

2006 Compared to 2005

At December 31, 2006, total assets were $1.64 billion, an increase of 12.8%, or $186.1 million, from $1.45 billion at December 31, 2005. Total loans receivable, net of deferred fees and costs, increased 19.8%, or $139.8 million, to $845.4 million at December 31, 2006, from $705.6 million at December 31, 2005. Total investment securities increased by $35.1 million, or 11.9%, to $329.3 million at December 31, 2006, from

$294.2 million at December 31, 2005. Total deposits increased 13.9%, or $149.0 million, to $1.22 billion at December 31, 2006, from $1.07 billion at December 31, 2005. Other borrowed funds, which primarily include repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, increased $39.2 million to $194.6 million at December 31, 2006, from $155.4 million at December 31, 2005. Our balance sheet growth is a result of our continued increase in market share in our designated market area, additional branch locations and the addition of experienced banking professionals during 2006.

Shareholders’ equity at December 31, 2006 was $155.9 million, an increase of $8.0 million from $147.9 million at December 31, 2005. The increase in shareholders’ equity was primarily attributable to net income of $7.4 million for the year ended December 31, 2006. Total shareholders’ equity to total assets at December 31, 2006 and 2005 was 9.5% and 10.2%, respectively. Book value per share at December 31, 2006 and 2005 was $6.37 and $6.07, respectively. Total risk-based capital to risk-weighted assets was 14.06% at December 31, 2006 compared to 15.65% at December 31, 2005. Accordingly, the Company was considered “well capitalized” for regulatory purposes at December 31, 2006.

We recorded net income of $7.4 million, or $0.30 per diluted common share, for the year ended December 31, 2006, compared to net income of $9.9 million, or $0.44 per diluted common share, in 2005. The decrease in net income for the year ended December 31, 2006 compared to the same period of 2005 is primarily a result of the impairment charges to the goodwill and certain other intangible assets related to our acquisition of Wilson/Bennett. In July 2006, we announced the retirement of John W. Fisher, Wilson/Bennett’s founder, Chief Executive Officer and President, from Wilson/Bennett and as a member of our Board of Directors as of September 30, 2006. As Mr. Fisher transitioned out of his involvement with Wilson/Bennett, several significant clients unexpectedly either terminated or advised us that they intended to terminate their asset management contracts during the third quarter. This triggered an evaluation of our goodwill and intangible assets. Accordingly, we updated our analysis of the fair value of the goodwill and intangible assets associated with our acquisition of Wilson/Bennett. The updated analysis indicated an impairment to the goodwill and certain customer relationships and Mr. Fisher’s employment agreement. We recorded a non-cash impairment loss totaling $2.9 million pretax, and $1.9 million after tax, during the quarter ended September 30, 2006. Excluding these impairment charges, we would have recorded net income of $9.3 million for the year ended December 31, 2006, a decrease of $585,000 compared to the same period of 2005. A reconciliation of this non-GAAP financial measure to our GAAP financial information is presented in Table 1 below.

Table 1.

Reconciliation of GAAP to Non-GAAP Financial Measures
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004
GAAP reported non-interest expense	$51,245	$44,653	$27,154
Less nonrecurring expenses, pretax
Impairment of goodwill	960	—	—
Impairment of customer relationships intangible	1,454	—	—
Impairment of employment/non-compete agreement	513	—	—
Non-interest expense without nonrecurring expenses	$48,318	$44,653	$27,154
GAAP reported net income	$7,388	$9,876	$3,469
Less nonrecurring expenses, after tax
Impairment of goodwill	624	—	—
Impairment of customer relationships intangible	946	—	—
Impairment of employment/non-compete agreement	333	—	—
Net income without nonrecurring expenses	$9,291	$9,876	$3,469
GAAP reported earnings per common share, basic	$0.30	$0.45	$0.19
Less nonrecurring expenses, after tax:
Impairment of goodwill	0.03	—	—
Impairment of customer relationships intangible	0.04	—	—
Impairment of employment/non-compete agreement	0.01	—	—
Earnings per common share without nonrecurring expenses - basic	$0.38	$0.45	$0.19
GAAP reported earnings per common share, fully diluted	$0.30	$0.44	$0.19
Less nonrecurring expenses, after tax:
Impairment of goodwill	0.02	—	—
Impairment of customer relationships intangible	0.04	—	—
Impairment of employment/non-compete agreement	0.01	—	—
Earnings per common share without nonrecurring expenses - fully diluted	$0.37	$0.44	$0.19
Calculation of efficiency ratio(1):
Non-interest expense without nonrecurring expenses (from above)	$48,318	$44,653	$27,154
GAAP reported net interest income	41,354	37,483	24,553
GAAP reported non-interest income	21,684	24,669	9,409
Less: litigation recovery on previously impaired investment	855	—	—
Non-interest income without litigation recovery	20,829	24,669	9,409
Total net interest income and non-interest income for efficiency ratio	$62,183	$62,152	$33,962
Efficiency ratio without nonrecurring income and expenses	77.70%	71.84%	79.95%

(1)          Efficiency ratio is calculated as total non-interest expense (excluding impairment losses) divided by the total of net interest income and non-interest income (excluding recovery of impaired investment).

The return on average assets for the years ended December 31, 2006 and 2005 was 0.51% and 0.74%, respectively. The return on average equity for the years ended December 31, 2006 and 2005 was 4.87% and 7.67%, respectively.

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

We recorded net income of $9.9 million, or $0.44 per diluted common share, for the year ended December 31, 2005, compared to net income of $3.5 million, or $0.19 per diluted common share, in 2004. As previously mentioned, George Mason is included in our operating results for the full year ended December 31, 2005 compared to approximately the last six months of 2004.

The return on average assets for the years ended December 31, 2005 and 2004 was 0.74% and 0.37%, respectively. The return on average equity for the years ended December 31, 2005 and 2004 was 7.67% and 3.69%, respectively.

Statements of Operations

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-bearing assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. At the end of 2003, the federal funds rate was at 1.00%, its lowest level in over forty years. During 2004, as economic activity increased, the Federal Reserve raised the key federal funds rate five times to 2.25% by year end. The Federal Reserve continued this policy in 2005, increasing the federal funds rate eight times to 4.25% by year end, and in 2006 increased the federal funds rate four times to 5.25% by year end. See “Interest Rate Sensitivity” for further information.

2006 Compared to 2005

Net interest income on a tax equivalent basis for the year ended December 31, 2006 was $41.6 million, compared to $37.5 million for the year ended December 31, 2005, an increase of $4.1 million, or 10.9%. The increase in net interest income was primarily a result of increases in the interest rates and average volume of loans receivable and investment securities, net of the impact of increased funding costs during 2006, compared with 2005. The increase in funding costs was primarily attributable to an increase in rates paid on average interest-bearing liabilities. Net increases in loans receivable and investment securities were funded through the increase in total deposits and a decrease in loans held for sale.

Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2006 and 2005 was 2.98% and 2.92%, respectively, primarily as a result of a 105 basis point increase in the rates earned on average interest-earning assets offset by an increased cost of average interest-bearing liabilities of 113 basis points. The average yield on interest-earning assets increased to 6.29% in 2006 from 5.24% in 2005, and our cost of interest-bearing liabilities increased to 3.93% in 2006 from 2.80% in 2005. The cost of other borrowed funds, which generally are shorter term fundings and which we continue to utilize in 2006 to help fund our balance sheet growth, increased 115 basis points to 4.16% in 2006 from 3.01% in 2005. The cost of deposit liabilities increased 98 basis points to 3.88% in 2006 from 2.90% for 2005.

Total earning assets increased by 10.5% to $1.53 billion at December 31, 2006, compared to $1.39 billion at December 31, 2005. This resulted primarily from a $139.8 million increase in loans receivable, net of deferred fees and costs. Total investment securities increased $35.1 million or 11.9% during 2006 to $329.3 million at December 31, 2006, from $294.2 million at December 31, 2005. These increases were funded by deposit growth of $149.0 million, or 13.9%, and an increase in other borrowed funds of $39.2 million during 2006 to $194.6 million at December 31, 2006, from $155.4 million at December 31, 2005.

Average loans receivable increased $180.7 million to $768.2 million during 2006 from $587.5 million in 2005. Average balances of nonperforming assets, which consist of non-accrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2006 and 2005. Additional interest income of approximately $15,000 for 2006 and $18,000 for 2005 would have been realized had all nonperforming assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

Average total deposits increased $149.1 million to $1.12 billion in 2006 from $973.7 million in 2005. The largest increase in average deposit balances was experienced in statement savings, which increased $145.3 million compared to 2005, a result of our advertised Simply Savings product which was introduced during 2006. This savings product allows new customers to earn a yield of 5.01% on funds deposited with us.

2005 Compared to 2004

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

Our net interest margin for the years ended December 31, 2005 and 2004 was 2.92% and 2.72%, respectively, primarily as a result of a 75 basis point increase in the rate earned on average interest-earning assets partially offset by an increased cost of average interest-bearing liabilities of 63 basis points. The average yield on interest-earning assets increased to 5.24% in 2005 from 4.49% in 2004, and our cost of interest-bearing liabilities increased to 2.80% in 2005 from 2.17% in 2004. The cost of other borrowed funds, which generally are shorter term fundings and which we utilized in 2005 to help fund our balance sheet growth, increased 83 basis points to 3.01% in 2005 from 2.18% in 2004. The cost of deposit liabilities increased 65 basis points to 2.90% in 2005 from 2.25% for 2004.

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

The following is a summary of our average earning and non-earning assets and interest-bearing and non-interest-bearing liabilities for the three years ended December 31, 2006 and the resulting yields and cost of funding for those years.

Table 2.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006			2005			2004
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$85,269	$6,314	7.40%	$66,414	$4,030	6.07%	$58,293	$3,046	5.23%
Real estate—commercial	288,567	19,082	6.61	255,505	16,199	6.34	170,730	10,617	6.22
Real estate—construction	143,476	12,040	8.39	77,634	5,468	7.04	52,459	3,024	5.76
Real estate—residential	172,809	9,012	5.22	115,829	5,936	5.12	49,057	2,780	5.67
Home equity lines	73,194	5,089	6.95	67,086	3,458	5.15	52,221	1,856	3.55
Consumer	4,865	367	7.54	5,046	359	7.11	8,665	552	6.37
Total loans	768,180	51,904	6.76	587,514	35,450	6.03	391,425	21,875	5.59
Loans held for sale, net	259,743	19,288	7.43	372,866	19,379	5.20	181,700	6,814	3.75
Investment securities available-for-sale	226,011	10,483	4.64	159,720	6,195	3.88	161,741	5,830	3.60
Investment securities held-to-maturity	106,938	4,351	4.07	127,407	4,914	3.86	151,286	5,622	3.72
Other investments	6,409	378	5.90	6,269	261	4.16	6,139	251	4.09
Federal funds sold	25,675	1,206	4.70	31,981	1,175	3.67	10,473	130	1.24
Total interest-earning assets and interest income	1,392,956	87,610	6.29	1,285,757	67,374	5.24	902,764	40,522	4.49
Noninterest-earning assets:
Cash and due from banks	6,813			6,657			11,015
Premises and equipment, net	19,758			17,446			11,229
Goodwill and other intangibles, net	19,763			18,363			7,515
Accrued interest and other assets	24,532			10,919			8,533
Allowance for loan losses	(8,853)			(6,974)			(4,759)
Total assets	$1,454,969			$1,332,168			$936,297
Liabilities and Shareholders’ Equity
Interest—bearing liabilities:
Interest—bearing deposits:
Interest checking	$136,368	$3,796	2.78%	$113,628	$1,366	1.20%	$151,727	$2,016	1.33%
Money markets	117,527	2,881	2.45	166,301	4,397	2.64	26,304	155	0.59
Statement savings	154,643	7,272	4.70	9,302	106	1.13	7,806	58	0.74
Certificates of deposit	598,187	25,142	4.20	570,669	19,030	3.33	377,770	10,465	2.77
Total interest—bearing deposits	1,006,725	39,091	3.88	859,900	24,899	2.90	563,607	12,694	2.25
Other borrowed funds	163,078	6,792	4.16	162,176	4,883	3.01	139,637	3,047	2.18
Warehouse financing	2,423	164	6.77	45,571	109	0.24	31,981	228	0.71
Total interest-bearing liabilities and interest expense	1,172,226	46,047	3.93	1,067,647	29,891	2.80	735,225	15,969	2.17
Noninterest-bearing liabilities:
Demand deposits	116,041			113,813			89,114
Other liabilities	15,018			21,980			17,847
Preferred shareholders’ equity	—			—			1,589
Common shareholders’ equity	151,684			128,728			92,522
Total liabilities and shareholders’ equity	$1,454,969			$1,332,168			$936,297
Net interest income and net interest margin (2)		$41,563	2.98%		$37,483	2.92%		$24,553	2.72%

(1)             Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)             Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%.

Table 3.

Rate and Volume Analysis
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006 Compared to 2005			2005 Compared to 2004
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:
Loans (1):
Commercial and industrial	$1,144	$1,140	$2,284	$424	$560	$984
Real estate—commercial	2,096	787	2,883	5,272	310	5,582
Real estate—construction	4,637	1,935	6,572	1,451	993	2,444
Real estate—residential	2,920	156	3,076	3,784	(628)	3,156
Home equity lines	315	1,316	1,631	528	1,074	1,602
Consumer	(13)	21	8	(231)	38	(193)
Total loans	11,099	5,355	16,454	11,228	2,347	13,575
Loans held for sale, net	(5,879)	5,788	(91)	7,169	5,396	12,565
Investment securities available-for-sale	2,571	1,717	4,288	(73)	438	365
Investment securities held-to-maturity	(789)	226	(563)	(887)	179	(708)
Other investments	6	111	117	5	5	10
Federal funds sold	(232)	263	31	267	778	1,045
Total interest income	6,776	13,460	20,236	17,709	9,143	26,852
Interest expense:
Interest—bearing deposits:
Interest checking	273	2,157	2,430	(506)	(144)	(650)
Money markets	(1,290)	(226)	(1,516)	825	3,417	4,242
Statement savings	1,641	5,525	7,166	12	36	48
Certificates of deposit	918	5,194	6,112	5,344	3,221	8,565
Total interest—bearing deposits	1,542	12,650	14,192	5,675	6,530	12,205
Other borrowed funds	27	1,882	1,909	492	1,344	1,836
Warehouse financing	(103)	158	55	97	(216)	(119)
Total interest expense	1,466	14,690	16,156	6,264	7,658	13,922
Net interest income (2)	$5,310	$(1,230)	$4,080	$11,445	$1,485	$12,930

(1)          Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)          Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%.

(3)          Changes attributable to rate/volume have been allocated to volume.

Interest Rate Sensitivity

We are exposed to various business risks including interest rate risk. Our goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that we maintain. We manage interest rate risk through an asset and liability committee (“ALCO”). ALCO is responsible for managing our interest rate risk in conjunction with liquidity and capital management.

We employ an independent consulting firm to model our interest rate sensitivity. We use a net interest income simulation model as our primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as NOW, Money Market, savings accounts as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 200 basis points and up 200 basis points. In the ramped down rate change, the model moves rates gradually down 200 basis points over the first year and then rates remain flat in the second year. For the up 200 basis point scenario, rates are gradually moved up 200 basis points in the first year and then rates remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

At December 31, 2006, we were liability sensitive for the entire two year simulation period. Liability sensitive means that we have more liabilities repricing than assets. We have more of our liabilities in non-maturity or short-term deposit products than we have in floating rate assets. In a decreasing interest rate environment, net interest income would grow for a liability sensitive bank. In the down 200 basis point scenario, net interest income improves by not more than 3.8% for the one year period and by not more than 6.0% over the two year time horizon. In the up 200 basis point scenario, the bank shows asset sensitivity for the first year with net interest income improving by not more than 2.3% but by the second year net interest income falls compared to the base case so that over the two year period, net interest income improves by 1.3%.

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

The provision for loan losses was $1.2 million and $2.5 million for the years ended December 31, 2006 and 2005, respectively. The allowance for loan losses at December 31, 2006 was $9.6 million compared to $8.3 million at December 31, 2005. Our allowance for loan loss ratio at December 31, 2006 was 1.14% compared to 1.18% at December 31, 2005. The decrease in the allowance for loan loss ratio is primarily reflective of a shift in the loan mix in our portfolio with a greater percentage of the overall loan portfolio comprised of lower risk residential real estate loans, an improvement in overall credit quality and our evaluation of our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserve. We continued to experience strong loan quality with annualized net charged-off loans equal to less than 0.01% to average loans receivable for the year ended December 31, 2006, and non-performing loans equal to 0.01% of total loans as of December 31, 2006.

The provision for loan losses was $1.6 million for 2004. The growth in loans during 2004 was comprised primarily of increases in our residential and commercial real estate loan portfolios and our home equity loan portfolio, which require lower allowances than the remainder of the loan portfolio.

See “Critical Accounting Policies” above for more information on our allowance for loan losses methodology.

The following tables present additional information pertaining to the activity in and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Table 4.

Allowance for Loan Losses
Years Ended December 31, 2006, 2005, 2004, 2003, and 2002
(In thousands)

	2006	2005	2004	2003	2002
Beginning balance, January 1	$8,301	$5,878	$4,344	$3,372	$3,104
Provision for loan losses	1,232	2,456	1,626	1,001	444
Transfer to liability on unfunded commitments	—	—	—	—	(74)
Loans charged off:
Commercial and industrial	(42)	(120)	(100)	(74)	(63)
Consumer	(1)	(9)	(8)	(6)	(54)
Total loans charged off	(43)	(129)	(108)	(80)	(117)
Recoveries:
Commercial and industrial	148	82	14	43	12
Consumer	—	14	2	8	3
Total recoveries	148	96	16	51	15
Net (charge offs) recoveries	105	(33)	(92)	(29)	(102)
Ending balance, December 31,	$9,638	$8,301	$5,878	$4,344	$3,372

Loans:	2006	2005	2004	2003	2002
Balance at year end	$845,449	$705,644	$489,896	$336,002	$249,106
Allowance for loan losses to loans receivable, net of fees	1.14%	1.18%	1.20%	1.29%	1.35%
Net charge-offs to average loans receivable	0.00%	0.01%	0.02%	0.01%	0.05%

Table 5.

Allocation of the Allowance for Loan Losses
At December 31, 2006, 2005, 2004, 2003, and 2002
(In thousands)

	2006		2005		2004
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,670	12.09%	$1,153	9.83%	$963	11.53%
Real estate—commercial	3,687	37.50	3,338	39.01	2,732	44.88
Real estate—construction	1,764	18.27	1,432	18.13	768	14.18
Real estate—residential	2,025	23.80	1,490	21.65	692	15.69
Home equity lines	384	7.75	721	10.63	612	12.32
Consumer	108	0.59	167	0.75	111	1.40
Total allowance for loan losses	$9,638	100.00%	$8,301	100.00%	$5,878	100.00%

	2003		2002
	Allocation	% of Total*	Allocation	% of Total*
Commercial	$1,046	17.21%	$1,301	23.40%
Real estate—commercial	1,662	41.56	1,386	46.63
Real estate—construction	497	12.57	19	2.32
Real estate—residential	418	12.64	241	12.77
Home equity lines	486	12.84	201	10.77
Consumer	235	3.18	224	4.11
Total allowance for loan losses	$4,344	100.00%	$3,372	100.00%

*                    Percentage of loan type to the total loan portfolio.

Non-Interest Income

Non-interest income includes service charges on deposits and loans, gains on sales of loans held for sale, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Non-interest income for the years ended December 31, 2006 and 2005 was $21.7 million and $24.7 million, respectively. The decrease in non-interest income for the year ended December 31, 2006, compared to the same period of 2005, is primarily the result of decreased gains on sales of loans held for sale of $5.9 million. The decrease in gains on sales of loans held for sale is due to the slowdown in the regional housing market. Included in the net gains on sales of loans held for sale are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination. Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination. Also contributing to the decrease in non-interest income, management fee income decreased by $811,000 in 2006 compared to 2005. Management fees represent the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales.

Service charges on deposit accounts increased $259,000 to $1.6 million for the year ended December 31, 2006, compared to $1.3 million for the year ended December 31, 2005. Deposit service charges increased primarily as a result of an increased number of transaction accounts in 2006 compared to 2005. Loan service charges decreased $524,000 to $2.2 million for the year ended December 31, 2006, compared to $2.7 million in 2005. Loan service charges decreased due to decreases in loan originations at George Mason during 2006, compared to originations during 2005 because of the aforementioned slowdown in the regional housing market. Investment fee income increased $1.9 million to $3.3 million for the year ended December 31, 2006, compared to $1.4 million for the year ended December 31, 2005. The increase in investment fee income is primarily attributable to the addition of the trust division in February 2006 and a full year of operations of Wilson/Bennett in 2006. Included in other income are gains related to the extinguishment of two borrowings totaling $769,000 for the year ended December 31, 2006 compared to a gain of $140,000 for the year ended December 31, 2005.

During the fourth quarter of 2006, we received a litigation settlement from a previously charged off investment of $855,000. In addition, we invested $30.0 million in bank-owned life insurance during the third quarter of 2006. The increase in the cash surrender value of the insurance policy for the year ended December 31, 2006 was $646,000 and is included in other income. There were no similar transactions for the year ended December 31, 2005.

Non-interest income for the years ended December 31, 2005 and 2004 was $24.7 million and $9.4 million, respectively. The increase in non-interest income for the year ended December 31, 2005, compared to the same period of 2004, is primarily the result of increased gains on sales of loans held for sale of $11.3 million. This increase is a result of including the operations of George Mason in our operating results for the full year of 2005 compared to slightly less than six months in 2004. Also contributing to the increase in non-interest income, and also as a direct result of the George Mason acquisition, management fee income rose by $1.3 million in 2005 compared to 2004.

Service charges on deposit accounts increased $245,000 to $1.3 million for the year ended December 31, 2005, compared to $1.1 million for the year ended December 31, 2004. Deposit service charges increased primarily as a result of an increased number of transaction accounts in 2005 compared to 2004. Loan service charges increased $1.7 million to $2.7 million for the year ended December 31, 2005, compared to $958,000 in 2004. Loan service charges increased due to increased loan volume at the Bank and including the operations of George Mason for the full year of 2005. Investment fee income increased $760,000 to $1.4 million for the year ended December 31, 2005, compared to $657,000 for the year ended December 31, 2004. Investment fee income increased due to increases in assets under management at CWS and the addition of $582,000 in fee income from Wilson/Bennett since its acquisition in June 2005.

The following table provides additional detail on non-interest income for the years ended December 31, 2006, 2005, and 2004.

Table 6.

Non-Interest Income
Years Ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004
Insufficient funds fee income	$729	$637	$540
Service charges on deposit accounts	207	167	202
Other fee income on deposit accounts	131	123	101
ATM transaction fees	463	356	205
Loan service charges	2,177	2,701	958
Investment fee income	1,341	1,417	657
Trust adminstration fee income	1,989	—	—
Bank-owned life insurance income	646	—	—
Net gain on sales of loans	10,059	15,975	4,696
Management fee income	2,221	3,032	1,749
Net realized gain on investment securities available-for-sale	61	33	245
Net gain (loss) on sales of assets	15	(13)	(1)
Credit card fees	63	51	41
Litigation recovery on previously impaired investment	855	—	—
Gain on debt extinguishments	769	140	—
Other income	(42)	50	16
Total non-interest income	$21,684	$24,669	$9,409

Non-Interest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense was $51.2 million and $44.7 million for the years ended December 31, 2006 and 2005, respectively, an increase of $6.6 million, or 14.8%. The increase in non-interest expense for the year ended December 31, 2006, compared to 2005, was primarily the result of the branch expansion that has occurred over the past two years and our acquisition of the trust division in February 2006. In addition, we recorded an impairment charge of $2.9 million related to Wilson/Bennett (see “Overview” and “Financial Overview” above for more information). Expenses related to the branch expansion are represented in the increases in our salaries and benefits expense, occupancy expense and depreciation. Advertising and marketing and telecommunications have also increased to support our branch openings and strong asset growth over the past year. We expect non-interest expense to continue to increase going forward as we open new branches in 2007.

Non-interest expense was $44.7 million and $27.2 million for the years ended December 31, 2005 and 2004, respectively, an increase in 2005 of $17.5 million, or 64.4%. The increase in non-interest expense for the year ended December 31, 2005, compared to 2004, was primarily the result of a full year of operations of George Mason and our branch expansion. The acquisition of Wilson/Bennett in June 2005 also resulted in increased non-interest expense.

The following table reflects the components of non-interest expense for the years ended December 31, 2006, 2005 and 2004.

Table 7.

Non-Interest Expense
Years Ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004
Salary and benefits	$24,616	$22,480	$13,354
Occupancy	5,242	4,293	2,897
Professional fees	2,149	2,212	1,610
Depreciation	3,172	2,822	1,838
Amortization of intangibles	420	409	49
Impairment of goodwill and intangible assets	2,927	—	—
Data processing	1,358	1,559	969
Stationary and supplies	1,374	1,551	965
Advertising and marketing	2,026	1,993	1,613
Telecommunications	1,247	1,189	611
Other taxes	1,572	1,422	548
Travel and entertainment	776	763	427
Bank operations	719	860	676
Premises and equipment	1,675	1,400	800
Miscellaneous	1,972	1,700	797
Total non-interest expense	$51,245	$44,653	$27,154

Income Taxes

We recorded a provision for income tax expense of $3.2 million for the year ended December 31, 2006, a decrease of $2.0 million compared to 2005. Our effective tax rate for the years ended December 31, 2006 and 2005 was 30.0 % and 34.3%, respectively. The decrease in effective tax rates from 2005 to 2006 is primarily the result of our adding tax-exempt investments during 2006.

We recorded a provision for income tax expense of $1.7 million for the year ended December 31, 2004. Our effective tax rate for the year ended December 31, 2004 was 33.0%. The increase in effective tax rates from 2004 to 2005 is primarily the result of our marginal tax rate increasing from 34% in 2004 to 35% in 2005.

For more information, see “Critical Accounting Policies” above. In addition, Note 11 to the Notes to Consolidated Financial Statements provides additional information with respect to the deferred tax accounts and the net operating loss carryforward.

Statements of Condition

Loans Receivable, Net

Total loans receivable, net of deferred fees and costs, were $845.4 million at December 31, 2006, an increase of $139.8 million, or 19.8%, compared to $705.6 million at December 31, 2005. We achieved growth in all our loan categories with the exception of our home equity lines and consumer loans. Home equity lines decreased $9.5 million, or 12.7%, to $65.6 million at December 31, 2006 from $75.0 million at December 31, 2005, primarily as a result of repayments during 2006 and decreased originations as a result of the slowdown in the regional housing market. Loans held for sale, net decreased $22.9 million to $338.7 million at December 31, 2006 compared to $361.7 million at December 31, 2005, again as a result of the slowdown in the regional housing market during 2006.

Loans receivable accounted for on a non-accrual basis at December 31, 2006 and December 31, 2005 were $82,000 and $214,000, respectively. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments, at December 31, 2006 and December 31, 2005 were none and $33,000, respectively. There were no loans at December 31, 2006 and December 31, 2005 that were “troubled debt restructurings” as defined in SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

Interest income on non-accrual loans, if recognized, is recorded using the cash basis method of accounting. When a loan is placed on non-accrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years. While on non-accrual, the collection of interest is recorded as interest income only after all past-due principal has been collected. When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status. Gross interest income that would have been recorded if the non-accrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2006 and 2005 was $15,000 and $18,000, respectively. The interest income realized prior to the loans being placed on non-accrual status for the year ended December 31, 2006 was $9,000. No interest income was realized prior to loans being placed on nonaccrual status for the year ended December 31, 2005.

Total loans receivable, net of deferred fees and costs, increased $215.7 million to $705.6 million at December 31, 2005, as compared to December 31, 2004. The strongest growth was in commercial real estate loans, residential real estate loans, and real estate construction loans.

Loans receivable accounted for on a non-accrual basis at December 31, 2004 were $547,000. There were no accruing loans, which were contractually past due 90 days or more as to principal or interest payments at December 31, 2004. There were no loans at December 31, 2004 that were “troubled debt restructurings” as defined in SFAS No. 15. Gross interest income that would have been recorded if the non-accrual loans had been current with their original terms and had been outstanding throughout the period, or since origination if held for part of the period for 2004 was $25,000. The interest income realized prior to these loans being placed on non-accrual status for the year ended December 31, 2004 was $21,000.

The ratio of non-performing loans to total loans was 0.01%, 0.03% and 0.11% at December 31, 2006, 2005 and 2004, respectively.

The following tables present the composition of our loans receivable portfolio at the end of each of the five years ended December 31, 2006 and additional information on non-performing loans receivable.

Table 8.

Loans Receivable
At December 31, 2006, 2005, 2004, 2003, and 2002
(In thousands)

	2006		2005		2004
Commercial and industrial	$102,284	12.09%	$69,392	9.83%	$56,512	11.53%
Real estate—commercial	317,201	37.50	275,381	39.01	220,012	44.88
Real estate—construction	154,525	18.27	128,009	18.13	69,535	14.18
Real estate—residential	201,320	23.80	152,818	21.65	76,932	15.69
Home equity lines	65,557	7.75	75,048	10.63	60,408	12.32
Consumer	4,904	0.59	5,255	0.75	6,816	1.40
Gross loans	845,791	100.00%	705,903	100.00%	490,215	100.00%
Net deferred (fees) costs	(342)		(259)		(319)
Less: allowance for loan losses	(9,638)		(8,301)		(5,878)
Loans receivable, net	$835,811		$697,343		$484,018

	2003		2002
Commercial and industrial	$57,854	17.21%	$58,292	23.40%
Real estate—commercial	139,725	41.56	116,135	46.63
Real estate—construction	42,243	12.57	5,781	2.32
Real estate—residential	42,495	12.64	31,808	12.77
Home equity lines	43,176	12.84	26,831	10.77
Consumer	10,690	3.18	10,235	4.11
Gross loans	336,183	100.00%	249,082	100.00%
Net deferred (fees) costs	(181)		24
Less: allowance for loan losses	(4,344)		(3,372)
Loans receivable, net	$331,658		$245,734

Table 9.

Nonperforming Loans Receivable
At December 31, 2006, 2005, 2004, 2003, and 2002
(In thousands)

	2006	2005	2004	2003	2002
Nonaccruing loans	$82	$214	$547	$390	$917
Loans contractually past-due 90 days or more	—	33	—	4	59
Total nonperforming loans receivable	$82	$247	$547	$394	$976

The following table presents information on loan maturities and interest rate sensitivity.

Table 10.

Loan Maturities and Interest Rate Sensitivity
At December 31, 2006
(In thousands)

		Between
	One Year	One and	After
	or Less	Five Years	Five Years	Total
Commercial and industrial	$75,165	$23,055	$4,064	$102,284
Real estate—commercial	66,303	184,122	66,776	317,201
Real estate—construction	135,647	18,467	411	154,525
Real estate—residential	111,497	84,648	5,175	201,320
Home equity lines	64,450	1,107	—	65,557
Consumer	2,274	2,041	589	4,904
Total loans receivable	$455,336	$313,440	$77,015	$845,791
Fixed—rate loans		$122,944	$62,655	$185,599
Floating—rate loans		190,496	14,360	204,856
Total loans receivable		$313,440	$77,015	$390,455

*                    Maturities by period are based on the repricing characteristics and not contractual maturities.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities were $329.3 million at December 31, 2006, an increase of $35.1 million or 11.9%, from $294.2 million in investment securities at December 31, 2005.

Of the $329.3 million in the investment portfolio at December 31, 2006, $97.7 million were classified as held-to-maturity, and $231.6 million were classified as available-for-sale. At December 31, 2006, the yield on the available-for-sale investment portfolio was 4.73% and the yield on the held-to-maturity portfolio was 4.28%. During 2006, we began purchasing bank-qualified tax-exempt municipal investment securities. At December 31, 2006, tax-exempt municipal securities were $25.0 million.

At December 31, 2006 and 2005, investment securities with unrealized losses are investment grade securities. Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated temporary losses are not a result of permanent credit impairment. Mortgage-backed investment securities, which are the primary component of the unrealized losses in the investment securities portfolio at those dates, are primarily comprised of securities issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA).

Investment securities increased to $294.2 million at December 31, 2005, from $289.5 million at December 31, 2004. At December 31, 2005, $115.3 million were classified as held-to-maturity, and $179.0 million were classified as available-for-sale. The yield on the available-for-sale investment portfolio was 4.38%, and the yield on the held-to-maturity portfolio was 4.19% at December 31, 2005.

The following table reflects the composition of the investment portfolio at December 31, 2006, 2005, and 2004.

Table 11.

Investment Securities
At December 31, 2006, 2005, and 2004
(In thousands)

	Amortized	Fair	Average
Available-for-sale at December 31, 2006	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$51,973	$51,517	4.90%
Five to ten years	15,520	15,480	5.72
Total U.S. government-sponsored agencies	67,493	66,997	5.09
Mortgage-backed securities*
One to five years	4,406	4,312	4.18
Five to ten years	10,599	10,291	3.76
After ten years	127,197	124,511	4.76
Total mortgage-backed securities	142,202	139,114	4.67
Municipal securities
After ten years	25,047	25,031	4.10
Total U.S. treasury securities	25,047	25,031	4.10
U. S. treasury securities
One to five years	489	489	5.14
Total U.S. treasury securities	489	489	5.14
Total investment securities available-for-sale	$235,231	$231,631	4.73%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2006	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$8,967	$8,734	3.50%
Five to ten years	13,018	12,777	4.44
After ten years	2,000	1,971	5.30
Total U.S. government-sponsored agencies	23,985	23,482	4.16
Mortgage-backed securities*
Five to ten years	6,702	6,544	4.21
After ten years	58,974	57,560	4.35
Total mortgage-backed securities	65,676	64,104	4.34
Corporate bonds
After ten years	8,004	7,864	4.21
Total corporate bonds	8,004	7,864	4.21
Total investment securities held-to-maturity	97,665	95,450	4.28
Total investment securities	$332,896	$327,081	4.60%

	Amortized	Fair	Average
Available-for-sale at December 31, 2005	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$43,784	$43,264	4.79%
Five to ten years	15,175	15,147	5.42
Total U.S. government-sponsored agencies	58,959	58,411	4.88
Mortgage-backed securities*
One to five years	5,441	5,269	4.02
Five to ten years	8,980	8,678	3.88
After ten years	108,309	104,613	4.21
Total mortgage-backed securities	122,730	118,560	4.17
U. S. treasury securities
One to five years	2,015	1,984	2.63
Total U.S. treasury securities	2,015	1,984	2.63
Total investment securities available-for-sale	$183,704	$178,955	4.38%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2005	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$9,500	$9,172	3.52%
Five to ten years	13,020	12,698	4.37
After ten years	3,000	2,936	4.22
Total U.S. government-sponsored agencies	25,520	24,806	4.03
Mortgage-backed securities*
Five to ten years	7,662	7,470	4.21
After ten years	74,082	71,937	4.24
Total mortgage-backed securities	81,744	79,407	4.23
Corporate bonds
After ten years	8,005	7,812	4.21
Total corporate bonds	8,005	7,812	4.21
Total investment securities held-to-maturity	115,269	112,025	4.19
Total investment securities	$298,973	$290,980	4.31%

	Amortized	Fair	Average
Available-for-sale at December 31, 2004	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$3,000	$2,947	3.33%
Five to ten years	3,000	3,009	4.46
Total U.S. government-sponsored agencies	6,000	5,956	3.89
Mortgage-backed securities*
One to five years	2,161	2,131	3.59
Five to ten years	14,662	14,603	3.96
After ten years	128,477	126,846	3.97
Total mortgage-backed securities	145,300	143,580	3.96
U.S. treasury securities
One to five years	2,031	2,018	2.63
Total U.S. treasury securities	2,031	2,018	2.63
Total investment securities available-for-sale	$153,331	$151,554	3.94%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2004	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$6,500	$6,427	3.36%
Five to ten years	16,018	15,901	4.28
After ten years	2,999	2,962	4.22
Total U.S. government-sponsored agencies	25,517	25,290	4.03
Mortgage-backed securities*
Five to ten years	10,392	10,406	3.83
After ten years	94,039	92,990	4.04
Total mortgage-backed securities	104,431	103,396	4.02
Corporate bonds
After ten years	8,005	7,923	4.21
Total corporate bonds	8,005	7,923	4.21
Total investment securities held-to-maturity	137,953	136,609	4.03
Total investment securities	$291,284	$288,163	3.98%

*                    Based on contractual maturities.

Deposits and Other Borrowed Funds

Total deposits were $1.22 billion at December 31, 2006, an increase of $149.0 million, or 13.9%, from $1.07 billion at December 31, 2005. This growth is primarily attributable to the opening of two branch offices during 2006 and our promotional efforts.  At December 31, 2006, we had $5.0 million of brokered certificates of deposit, compared to $9.8 million at December 31, 2005.

Other borrowed funds, which primarily include repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, were $194.6 million at December 31, 2006, an increase of $39.2 million, from $155.4 million at December 31, 2005. The primary reason for the increase in other borrowed funds at December 31, 2006 was an increase in funding from advances from the Federal Home Loan Bank of Atlanta. Advances from the Federal Home Loan Bank of Atlanta were $122.7 million at December 31, 2006, compared to $88.5 million at December 31, 2005.  Advances taken during 2006 were utilized primarily to leverage some of our larger commercial real estate fundings and to assist in financing the George Mason inventory of loans held for sale.

Other borrowed funds at each of December 31, 2006 and 2005, included $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities. This debt had an interest rate of 7.76% and 6.89% at December 31, 2006 and 2005, respectively. In accordance with FIN No. 46, Consolidation of Variable Interest Entities, Cardinal Statutory Trust I is an unconsolidated entity as we are not the primary beneficiary of the trust.

At December 31, 2006, other borrowed funds also included $46.3 million in customer repurchase agreements and $5.0 million borrowed under the Federal Reserve Treasury, Tax & Loan note option.

The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2006.

Table 12.

Short-Term Borrowings and Other Borrowed Funds
At December 31, 2006
(In thousands)

Short-term FHLB advances:

Advance Date	Term of Advance	Date Due	Interest Rate	Outstanding
Mar-03	4 years	Mar-07	2.81%	$1,000
Apr-04	3 years	Apr-07	3.15	3,000
Jun-05	2 years	Jun-07	4.12	10,000
Jun-06	1 year	Jun-07	5.50	6,000
Jul-03	4 years	Jul-07	2.63	6,250
Dec-04	3 years	Dec-07	3.59	7,500
Total short-term FHLB advances and weighted average rate			3.85%	$33,750
Other short-term borrowed funds:
TT&L Note option			4.69%	$4,981
Customer repurchase agreements			2.14	46,323
Total other short-term borrowed funds and weighted average rate			2.39%	$51,304
Other borrowed funds:
Trust preferred			7.76%	$20,619
FHLB advances—long term			4.17	88,958
Other borrowed funds and weighted average rate			4.85%	$109,577
Total other borrowed funds and weighted average rate			4.02%	$194,631

Total deposits at December 31, 2005 were $1.07 billion compared to $824.2 million at December 31, 2004, an increase of $245.7 million, or 29.8%. This growth is primarily attributable to the opening of three branch offices during 2005 and our promotional efforts. At December 31, 2005, we had $9.8 million of brokered certificates of deposit, compared to $86.7 million at December 31, 2004. We began using the brokered certificates of deposit market during 2004 to assist us in the funding of George Mason’s loans held for sale portfolio. We have since replaced most of this funding with core deposit growth. Other borrowed funds decreased $45.7 million to $155.4 million at December 31, 2005, from $201.1 million at December 31, 2004. This decrease was a result of payoffs of advances from the Federal Home Loan Bank of Atlanta.

The following table reflects the maturities of the certificates of deposit of $100,000 or more as of December 31, 2006, 2005 and 2004.

Table 13.

Certificates of Deposit of $100,000 or More
At December 31, 2006, 2005, and 2004
(In thousands)

	2006
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$116,204	$23,220	$139,424
Over three months through six months	24,608	10,974	35,582
Over six months through twelve months	22,601	20,869	43,470
Over twelve months	43,530	774	44,304
	$206,943	$55,837	$262,780

	2005
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$15,025	$3,530	$18,555
Over three months through six months	21,637	34,937	56,574
Over six months through twelve months	56,231	59,536	115,767
Over twelve months	58,390	34,341	92,731
	$151,283	$132,344	$283,627

	2004
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$3,821	$3,462	$7,283
Over three months through six months	7,801	572	8,373
Over six months through twelve months	6,979	27,171	34,150
Over twelve months	40,847	134,649	175,496
	$59,448	$165,854	$225,302

*                    No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Business Segment Operations

We provide banking and non-banking financial services and products through our subsidiaries. We operate in three business segments, commercial banking, mortgage banking and wealth management and trust services.

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

The wealth management and trust services segment provides investment and financial services to businesses and individuals, including financial planning, retirement/estate planning, trusts, estates, custody, investment management, escrows, and retirement plans. Wilson/Bennett has been included in this operating segment since the date of its acquisition on June 9, 2005. On February 9, 2006, we acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc.

Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at December 31, 2006, 2005 and 2004 follows.

Table 14.

Segment Reporting
December 31, 2006, 2005 and 2004
(In thousands)

At and for the Year Ended December 31, 2006:

			Wealth
			Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$38,091	$4,344	$—	$(1,081)	$—	$41,354
Provision for loan losses	1,232	—	—	—	—	1,232
Non-interest income	4,415	13,892	3,330	47	—	21,684
Non-interest expense	27,127	15,241	6,591	2,286	—	51,245
Provision for income taxes	4,571	1,060	(1,307)	(1,151)	—	3,173
Net income (loss)	$9,576	$1,935	$(1,954)	$(2,169)	$—	$7,388
Total Assets	$1,572,051	$360,470	$5,500	$163,879	$(463,471)	$1,638,429

At and for the Year Ended December 31, 2005:

			Wealth
			Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$32,171	$6,203	$—	$(891)	$—	$37,483
Provision for loan losses	2,456	—	—	—	—	2,456
Non-interest income	1,964	21,255	1,367	83	—	24,669
Non-interest expense	23,802	17,332	1,422	2,097	—	44,653
Provision for income taxes	2,764	3,413	(56)	(954)	—	5,167
Net income (loss)	$5,113	$6,713	$1	$(1,951)	$—	$9,876
Total Assets	$1,387,504	$376,618	$6,882	$160,856	$(479,573)	$1,452,287

At and for the Year Ended December 31, 2004:

			Wealth
			Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$21,753	$3,057	$—	$(257)	$—	$24,553
Provision for loan losses	1,626	—	—	—	—	1,626
Non-interest income	1,804	6,953	645	7	—	9,409
Non-interest expense	17,065	7,889	800	1,400	—	27,154
Provision for income taxes	1,628	698	(52)	(561)	—	1,713
Net income (loss)	$3,238	$1,423	$(103)	$(1,089)	$—	$3,469
Total Assets	$1,123,868	$392,241	$685	$115,985	$(421,203)	$1,211,576

During the third quarter of 2006, we recorded a non-cash impairment loss totaling $2.9 million pretax, and $1.9 million after tax ($0.03 per share basic and diluted) in our Wealth Management and Trust Services segment.

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

Shareholders’ equity at December 31, 2006 was $155.9 million, an increase of $8.0 million, compared to $147.9 million at December 31, 2005. The increase in shareholders’ equity was primarily attributable to recorded net income of $7.4 million for the year ended December 31, 2006. Total shareholders’ equity to total assets at December 31, 2006 and 2005 was 9.5% and 10.2%, respectively. Book value per share at December 31, 2006 and 2005 was $6.37 and $6.07, respectively. Total risk-based capital to risk-weighted assets was 14.06% at December 31, 2006 compared to 15.65% at December 31, 2005. Accordingly, we were considered “well capitalized” for regulatory purposes at December 31, 2006, as we were at December 31, 2005.

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

The following table shows the minimum capital requirement and our capital position at December 31, 2006, 2005, and 2004 for the Company and for the Bank.

Table 15.

Capital Components
At December 31, 2006, 2005, and 2004
(In thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
Cardinal Financial Corporation (Consolidated):	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2006
Total risk-based capital/ Total capital to risk-weighted assets	$170,457	14.06%	$97,010	≥	8.00%	$121,263	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	160,656	13.25%	48,505	≥	4.00%	72,758	≥	6.00%
Tier I capital/ Total capital to average assets	160,656	10.68%	60,180	≥	4.00%	75,225	≥	5.00%
At December 31, 2005
Total risk-based capital/ Total capital to risk-weighted assets	$159,155	15.65%	$81,334	≥	8.00%	$101,668	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	150,742	14.83%	40,667	≥	4.00%	61,001	≥	6.00%
Tier I capital/ Total capital to average assets	150,742	10.71%	56,308	≥	4.00%	70,386	≥	5.00%
At December 31, 2004
Total risk-based capital/ Total capital to risk-weighted assets	$107,660	13.40%	$64,294	≥	8.00%	$80,368	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	101,670	12.65%	32,147	≥	4.00%	48,221	≥	6.00%
Tier I capital/ Total capital to average assets	101,670	8.83%	46,075	≥	4.00%	57,594	≥	5.00%

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2006
Total risk-based capital/ Total capital to risk-weighted assets	$141,885	11.73%	$96,742	>	8.00%	$120,927	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	132,084	10.92%	48,371	>	4.00%	72,556	>	6.00%
Tier I capital/ Total capital to average assets	132,084	8.80%	60,038	>	4.00%	75,048	>	5.00%
At December 31, 2005
Total risk-based capital/ Total capital to risk-weighted assets	$129,042	12.73%	$81,097	>	8.00%	$101,372	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	120,628	11.90%	40,549	>	4.00%	60,823	>	6.00%
Tier I capital/ Total capital to average assets	120,628	8.61%	56,014	>	4.00%	70,018	>	5.00%
At December 31, 2004
Total risk-based capital/ Total capital to risk-weighted assets	$92,774	11.64%	$63,770	>	8.00%	$79,712	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	86,783	10.89%	31,885	>	4.00%	47,827	>	6.00%
Tier I capital/ Total capital to average assets	86,783	7.58%	45,815	>	4.00%	57,269	>	5.00%

Liquidity

Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service and pricing.

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

George Mason and the Bank have a $150 million floating rate revolving credit and security agreement with a third party. The purpose of this credit facility is to fund residential mortgage loans made by George Mason prior to their sale into the secondary market. The credit facility requires, among other things, that George Mason and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth levels. The Company has guaranteed repayment of this debt. The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%. At December 31, 2006, none of this line was utilized.

In addition to this facility, this same lender also has provided a $100 million facility that is utilized by George Mason to warehouse residential mortgage loans held for sale to this lender. The terms of this facility are substantially the same as the above-referenced revolving credit and security agreement and the cost of this facility is netted against interest earned on the loans pending settlement with the lender. Loans under this credit facility are considered sold when financed.

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $267.7 million at December 31, 2006, or 16.3% of total assets. We held investments that are classified as held-to-maturity in the amount of $97.7 million at December 31, 2006. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged the majority of its securities to the Federal Home Loan Bank of Atlanta with additional securities pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at December 31, 2006 was approximately $215.4 million. Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $15.5 million at December 31, 2006. George Mason has $250 million of lines of credit available from outside sources. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us. The required payments under such obligations were as follows:

Table 16.

Contractual Obligations
At December 31, 2006
(In thousands)

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$557,873	$447,774	$98,145	$11,864	$90
Brokered certificates of deposit	4,966	—	—	4,966	—
Advances from the Federal Home Loan Bank of Atlanta	122,708	33,750	13,958	25,000	50,000
Trust preferred securities	20,619	—	—	—	20,619
Operating lease obligations	15,060	3,760	2,815	4,414	4,071
Total	$721,226	$485,284	$114,918	$46,244	$74,780

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

We have derivative counter-party risk which may arise from the possible inability of George Mason’s third-party investors to meet the terms of their forward sales contracts. George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk.  We do not expect any third-party investor to fail to meet its obligation.

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2006 and 2005, is as follows:

	2006	2005
	(In thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$372,154	$325,571
Standby letters of credit	8,097	7,012

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

Quarterly Data

The following table provides quarterly data for the years ended December 31, 2006 and 2005. Quarterly per share results may not calculate to the year-end per share results due to rounding.

During the third quarter of 2006, we recorded a non-cash impairment loss totaling $2.9 million pretax, and $1.9 million after tax ($0.03 per share basic and diluted) in our Wealth Management and Trust Services segment.

Table 17.

Quarterly Data
Years ended December 31, 2006 and 2005
(In thousands, except per share data)

	2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$23,125	$22,866	$21,700	$19,710
Interest expense	13,297	12,446	10,989	9,315
Net interest income	9,828	10,420	10,711	10,395
Provision for loan losses	(362)	(230)	(390)	(250)
Net interest income after provision for loan losses	9,466	10,190	10,321	10,145
Non-interest income	6,020	4,961	5,539	5,164
Non-interest expense	12,320	15,045	12,448	11,432
Net income before income taxes	3,166	106	3,412	3,877
Provision for income taxes	965	(149)	1,048	1,309
Net income	$2,201	$255	$2,364	$2,568
Less nonrecurring items, after tax
Impairment of goodwill	—	624	—	—
Impairment of customer relationships intangible	—	946	—	—
Impairment of employment/non-compete agreement	—	333	—	—
Net income without recurring items	$2,201	$2,158	$2,364	$2,568
Earnings per share—basic	$0.09	$0.01	$0.10	$0.11
Earnings per share—diluted	$0.09	$0.01	$0.09	$0.10
Less nonrecurring items, after tax
Impairment of goodwill	—	0.03	—	—
Impairment of customer relationships intangible	—	0.04	—	—
Impairment of employment/non-compete agreement	—	0.01	—	—
Earnings per share—basic, without recurring items	$0.09	$0.09	$0.10	$0.11
Earnings per share—diluted, without recurring items	$0.09	$0.09	$0.09	$0.10

	2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$19,616	$18,341	$15,926	$13,491
Interest expense	9,191	8,230	6,802	5,669
Net interest income	10,425	10,111	9,124	7,822
Provision for loan losses	(587)	(500)	(820)	(549)
Net interest income after provision for loan losses	9,838	9,611	8,304	7,273
Non-interest income	5,863	7,349	6,275	5,183
Non-interest expense	11,032	12,405	11,121	10,095
Net income before income taxes	4,669	4,555	3,458	2,361
Provision for income taxes	1,682	1,570	1,166	749
Net income	$2,987	$2,985	$2,292	$1,612
Earnings per share—basic	$0.12	$0.12	$0.11	$0.09
Earnings per share—diluted	$0.12	$0.12	$0.11	$0.09

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Our Asset/Liability Committee is responsible for reviewing our liquidity requirements and maximizing our net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Interest rate risk arises because the assets of the Bank and the liabilities of the Bank have different maturities and characteristics. In order to measure this interest rate risk, we use a simulation process that measures the impact of changing interest rates on net interest income. This model is run for the Bank by an independent consulting firm that was hired by the Bank in the fourth quarter of 2004. The simulations incorporate assumptions related to expected activity in the balance sheet. For maturing assets, assumptions are developed for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as NOW, Money Market, savings accounts as well as certificates of deposit. Based on inputs that include the most recent period end balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that interest rates remain unchanged. This becomes the base case. Next, the model determines the impact on net interest income given specified changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 200 basis points and up 200 basis points. In the ramped down rate change, the model moves rates gradually down 200 basis points over the first year and then rates remain flat in the second year. For the up 200 basis point scenario, rates are gradually increased by 200 basis points in the first year and remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

At December 31, 2006, we were liability sensitive for the entire two year simulation period. Liability sensitive means that we have more liabilities repricing than assets. We have more of our liabilities in non-maturity or short-term deposit products than we have in floating rate assets. In a decreasing interest rate environment, net interest income would grow for a liability sensitive bank. In the down 200 basis point scenario, net interest income improves by not more than 3.8% for the one year period and by not more than 6.0% over the two year time horizon. In the up 200 basis point scenario, the bank shows asset sensitivity for the first year with net interest income improving by not more than 2.3% but by the second year net interest income falls compared to the base case so that over the two year period, net interest income improves by 1.3%.

See also “Interest Rate Sensitivity” in Item 7 above for a discussion of our interest rate risk.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cardinal Financial Corporation:

We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 25 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

/s/ KPMG LLP

McLean, Virginia

March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cardinal Financial Corporation:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cardinal Financial Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

March 15, 2007

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2006 and 2005
(In thousands, except share data)

Assets			2006	2005
Cash and due from banks			$24,585	$16,514
Federal funds sold			11,491	20,075
Total cash and cash equivalents			36,076	36,589
Investment securities available-for-sale			231,631	178,955
Investment securities held-to-maturity (market value of $95,450 and $112,025 at December 31, 2006 and December 31, 2005, respectively)			97,665	115,269
Total investment securities			329,296	294,224
Other investments			9,158	7,092
Loans held for sale, net			338,731	361,668
Loans receivable, net of deferred fees and costs			845,449	705,644
Allowance for loan losses			(9,638)	(8,301)
Loans receivable, net			835,811	697,343
Premises and equipment, net			20,039	18,201
Deferred tax asset			6,415	4,399
Goodwill and intangibles, net			17,493	20,502
Bank-owned life insurance			30,646	—
Accrued interest receivable and other assets			14,764	12,269
Total assets			$1,638,429	$1,452,287
Liabilities and Shareholders’ Equity
Non-interest bearing deposits			$123,301	$114,915
Interest bearing deposits			1,095,581	954,957
Other borrowed funds			194,631	155,421
Mortgage funding checks			46,159	41,635
Escrow liabilities			3,229	11,013
Accrued interest payable and other liabilities			19,655	26,467
Total liabilities			1,482,556	1,304,408
Common stock, $1 par value	2006	2005
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	24,459,155	24,362,685	24,459	24,363
Additional paid-in capital			132,985	132,150
Retained earnings (deficit)			705	(5,269)
Accumulated other comprehensive loss			(2,276)	(3,365)
Total shareholders’ equity			155,873	147,879
Total liabilities and shareholders’ equity			$1,638,429	$1,452,287

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005, and 2004
(In thousands, except per share data)

	2006	2005	2004
Interest income:
Loans receivable	$51,872	$35,450	$21,875
Loans held for sale	19,288	19,379	6,814
Federal funds sold	1,206	1,175	130
Investment securities available-for-sale	10,306	6,195	5,830
Investment securities held-to-maturity	4,351	4,914	5,622
Other investments	378	261	251
Total interest income	87,401	67,374	40,522
Interest expense:
Deposits	39,091	24,899	12,694
Other borrowed funds	6,792	4,883	3,047
Warehouse financing	164	109	228
Total interest expense	46,047	29,891	15,969
Net interest income	41,354	37,483	24,553
Provision for loan losses	1,232	2,456	1,626
Net interest income after provision for loan losses	40,122	35,027	22,927
Non-interest income:
Service charges on deposit accounts	1,593	1,334	1,089
Loan service charges	2,177	2,701	958
Investment fee income	3,330	1,417	657
Net gain on sales of loans	10,059	15,975	4,696
Net realized gain on investment securities available-for-sale	61	33	245
Management fee income	2,221	3,032	1,749
Litigation recovery on previously impaired investment	855	—	—
Other income	1,388	177	15
Total non-interest income	21,684	24,669	9,409
Non-interest expense:
Salary and benefits	24,616	22,480	13,354
Occupancy	5,242	4,293	2,897
Professional fees	2,149	2,212	1,610
Depreciation	3,172	2,822	1,838
Data processing	1,358	1,559	969
Telecommunications	1,247	1,189	611
Amortization of intangibles	420	409	49
Impairment of goowill and intangible assets	2,927	—	—
Other operating expenses	10,114	9,689	5,826
Total non-interest expense	51,245	44,653	27,154
Net income before income taxes	10,561	15,043	5,182
Provision for income taxes	3,173	5,167	1,713
Net income	$7,388	$9,876	$3,469
Earnings per common share—basic	$0.30	$0.45	$0.19
Earnings per common share—diluted	$0.30	$0.44	$0.19
Weighted-average common shares outstanding—basic	24,424	22,113	18,448
Weighted-average common shares outstanding—diluted	24,987	22,454	18,705

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Net income	$7,388	$9,876	$3,469
Other comprehensive income:
Unrealized loss on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the year, net of tax expense of $390 in 2006 and tax benefit of $1,023 in 2005 and $344 in 2004	741	(1,974)	(412)
Less: reclassification adjustment for gains included in net income net of tax expense of $21 in 2006, $11 in 2005, and $85 in 2004	(40)	(22)	(164)
	701	(1,996)	(576)
Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax expense of $105 in 2006 and tax benefit of $149 in 2005	348	(288)	—
Comprehensive income	$8,437	$7,592	$2,893

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

							Accumulated
					Additional	Retained	Other
	Preferred	Preferred	Common	Common	Paid-in	Earnings	Comprehensive
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Income (Loss)	Total
Balance, December 31, 2003	1,364	$1,364	16,377	$16,377	$86,790	$(18,614)	$(505)	$85,412
Stock options exercised	—	—	115	115	383	—	—	498
Public offering shares issued	—	—	945	945	5,357	—	—	6,302
Preferred stock converted to common stock	(1,364)	(1,364)	1,026	1,026	338	—	—	—
Change in accumulated other comprehensive loss	—	—	—	—	—	—	(576)	(576)
Net income	—	—	—	—	—	3,469	—	3,469
Balance, December 31, 2004	—	—	18,463	18,463	92,868	(15,145)	(1,081)	95,105
Stock options exercised	—	—	114	114	683	—	—	797
Public offering shares issued	—	—	5,175	5,175	34,592	—	—	39,767
Shares issued in acquisition	—	—	611	611	4,251	—	—	4,862
Dividends on common stock of $0.01 per share	—	—	—	—	(244)	—	—	(244)
Change in accumulated other comprehensive loss	—	—	—	—	—	—	(2,284)	(2,284)
Net income	—	—	—	—	—	9,876	—	9,876
Balance, December 31, 2005	—	—	24,363	24,363	132,150	(5,269)	(3,365)	147,879
Cumulative effect at January 1, 2006, of change in method of quantifying errors	—	—	—	—	25	(438)	—	(413)
Stock options exercised	—	—	96	96	813	—	—	909
Payment of deferred compensation shares	—	—	—	—	(3)	—	—	(3)
Dividends on common stock of $0.04 per share	—	—	—	—	—	(976)	—	(976)
Change in accumulated other comprehensive loss	—	—	—	—	—	—	1,089	1,089
Net income	—	—	—	—	—	7,388	—	7,388
Balance, December 31, 2006	—	$—	24,459	$24,459	$132,985	$705	$(2,276)	$155,873

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$7,388	$9,876	$3,469
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,172	2,822	1,838
Amortization of premiums, discounts and intangibles	1,073	1,757	2,075
Impairment of goodwill and intangible assets	2,927	—	—
Provision for loan losses	1,232	2,456	1,626
Loans held for sale originated	(2,982,830)	(4,520,954)	(1,839,721)
Proceeds from the sale of loans held for sale	3,015,826	4,540,715	1,820,897
Gain on sales of loans held for sale	(10,059)	(15,975)	(4,696)
Gain on sale of investment securities available-for-sale	(61)	(33)	(245)
(Gain) loss on sale of other assets	(15)	13	(1)
Increase in cash surrender value of bank-owned life insurance	(646)	—	—
(Increase) decrease in accrued interest receivable, other assets and deferred tax asset	(4,474)	(3,653)	6,485
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	(7,366)	12,743	(4,050)
Net cash provided by (used in) operating activities	26,167	29,767	(12,323)
Cash flows from investing activities:
Net purchases of premises and equipment	(4,957)	(5,514)	(8,377)
Proceeds from sale, maturity and call of investment securities available-for-sale	12,000	6,000	14,000
Proceeds from sale, maturity and call of mortgage-backed securities available-for-sale	9,701	4,896	9,719
Proceeds from maturity and call of investment securities held-to-maturity	1,533	—	9,985
Proceeds from sale of other investments	4,005	8,626	9,558
Purchase of investment securities available-for-sale	(51,772)	(50,776)	(6,000)
Purchase of mortgage-backed securities available-for-sale	(54,250)	(12,715)	(72,959)
Purchase of investment securities held-to-maturity	—	—	(16,472)
Purchase of mortgage-backed securities held-to-maturity	—	—	(14,042)
Purchase of other investments	(6,071)	(7,608)	(13,528)
Purchase of bank-owned life insurance	(30,000)	—	—
Redemptions of investment securities available-for-sale	24,787	29,721	30,525
Redemptions of investment securities held-to-maturity	15,709	21,975	26,452
Net cash paid in acquisition	(339)	(1,379)	(15,365)
Net increase in loans receivable, net of deferred fees and costs	(139,700)	(215,128)	(154,790)
Net cash used in investing activities	(219,354)	(221,902)	(201,294)
Cash flows from financing activities:
Net increase in deposits	149,010	245,662	350,081
Repayments of warehouse financing assumed in acquisition	—	—	(335,584)
Net increase (decrease) in other borrowed funds—short term	15,960	(57,164)	62,008
Net increase (decrease) in warehouse financing	—	(30,245)	30,245
Net increase (decrease) in mortgage funding checks	4,524	(4,757)	46,392
Proceeds from FHLB advances—long term	65,000	25,000	52,500
Repayments of FHLB advances—long term	(41,750)	(13,500)	(8,500)
Proceeds from public offering	—	39,767	6,302
Proceeds from trust preferred issuance	—	—	20,000
Stock options exercised	909	797	498
Deferred compensation payments	(3)	—	—
Dividends on common stock	(976)	(244)	—
Net cash provided by financing activities	192,674	205,316	223,942
Net (decrease) increase in cash and cash equivalents	(513)	13,181	10,325
Cash and cash equivalents at beginning of year	36,589	23,408	13,083
Cash and cash equivalents at end of year	$36,076	$36,589	$23,408
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$45,973	$30,096	$15,124
Cash paid for income taxes	4,976	3,456	135
Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$460	8,175	$—

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization

Cardinal Financial Corporation (the ”Company”) is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the “Bank”), a state-chartered institution. On July 7, 2004, the Bank acquired George Mason Mortgage, LLC (“George Mason”), a mortgage banking company based in Fairfax, Virginia. On June 9, 2005, the Company acquired Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm. The Company also owns Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary. On February 9, 2006, the Bank acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company (“Trust Services”), formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. Additional information on the Company’s acquisitions can be found in Note 3, Business Combinations.

(2) Summary of Significant Accounting Policies

(a) Use of Estimates

U.S. generally accepted accounting principles are complex and require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the Company’s financial statements relate to accounting for business combinations and impairment testing of goodwill, the allowance for loan losses, derivative instruments and hedging activities, accounting for impairment of intangible assets and the valuation of the deferred tax assets. Actual results could differ from those estimates.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(c) Accounting for Business Combinations

The acquisitions of George Mason, Wilson/Bennett and Trust Services were accounted for as purchases as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The purchase method requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recorded as goodwill.

(d) Cash and Cash Equivalents

For the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks and federal funds sold.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The Company accounts for the sale of mortgage loans to third-party investors pursuant to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125 because the loan assets have been legally isolated from the Company; the Company has no ability to restrict or constrain the ability of third-party investors to pledge or exchange the mortgage loans; and, because the Company does not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause third-party investors to put the mortgage loans back to the Company.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The Company maintains the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters, may impact the assessment of possible credit losses. As a part of its analysis, the Company uses comparative peer group data and qualitative factors, such as levels of and trends in delinquencies and non-accrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support estimates.

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

In addition, various regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2006 and 2005 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

(h) Premises and Equipment

Land is carried at cost. Premises, furniture, equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation of premises, furniture and equipment is computed using the straight-line method over estimated useful lives from three to 25 years. Amortization of leasehold improvements is computed using the straight-line method over the useful lives of the improvements or the lease term, whichever is shorter. Purchased computer software which is capitalized is amortized over estimated useful lives of one to three years. Internally developed software is expensed.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(i) Goodwill and Other Intangibles

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is not amortized but is evaluated at least annually for impairment by comparing its fair value with its recorded amount. An impairment loss is recognized to the extent that the carrying amount exceeds fair value.

The Company performs an annual impairment evaluation of the goodwill associated with the George Mason, Wilson/Bennett, and Trust Services reporting units in the quarter the purchase occurred, or more frequently as circumstances warrant.  Note 23 discusses the impairment charges taken during the year ended December 31, 2006. No impairment was indicated in 2005. The Company also has amortizable intangible assets. These intangible assets are being amortized on a straight-line basis over their estimated useful lives from three to ten years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

(j) Bank-Owned Life Insurance

Bank-owned life insurance is a bank-eligible asset designed to recover the costs of providing pre- and post-retirement benefits and to finance general employee benefit expenses. Under the insurance policy, executives or other key individuals are the insureds and the Company is the owner and beneficiary of the policy. As such, the insured has no claim to the insurance policy, the policy’s cash value, or a portion of the policy’s death proceeds. The Company accounts for its bank-owned life insurance under Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-4, Accounting for Financial Purchases of Life Insurance. The cash surrender value of the policy is recorded in other assets. The increase in the cash surrender value over time is recorded as other non-interest income.

(k) Gain on Sale of Loans

Gains or losses on the sale of loans are recognized at the date of settlement and are based on the difference between the selling price and the carrying amounts of the loans sold, which include deferred fees and direct origination costs.

(l) Management Fee Income

Management fee income represents income earned for the management and operational support provided by George Mason to other mortgage banking companies (the “managed companies”) owned by local homebuilders. The relationship of George Mason to these managed companies is solely as service provider and there is no fiduciary relationship. Fees earned by George Mason are accrued based on contractual arrangements with each of the managed companies and are generally determined as a percentage of the managed company’s net income before income taxes.

(m) Investment Fee Income

Investment fee income represents commissions paid by customers of CWS and asset management fees paid by the customers of Wilson/Bennett for investment services. Revenue from Trust Services is also a component of investment fee income and is recognized in the period earned in accordance with contractual percentage of assets under management or custody. Trust Services revenue is generally determined based upon the fair value of assets under management or custody at the end of the period. Fees are recognized in income as they are earned.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(n) Income Taxes

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

When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance. The amount of any valuation allowance established is based upon an estimate of the deferred tax asset that is more likely than not to be recovered.  Increases or decreases in the valuation allowance result in increases or decreases to the provision for income taxes.

(o) Earnings Per Common Share

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

(p) Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the statement of condition at their fair values. The Company does not enter into derivative transactions for speculative purposes. For derivatives designated as hedges, the Company contemporaneously documents the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness. The Company evaluates the effectiveness of these transactions at inception and on an ongoing basis. Ineffectiveness is recorded through earnings. For derivatives designated as cash flow hedges, the fair value adjustment is recorded as a component of other comprehensive income, except for the ineffective portion. For derivatives designated at fair value hedges, the fair value adjustments for both the hedged item and the hedging instrument are recorded through the income statement with any difference considered the ineffective portion of the hedge.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

To mitigate the effect of interest rate risk inherent in providing rate lock commitments, the Company economically hedges its commitments by entering into best efforts forward delivery loan sales contracts. During the rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges under SFAS No. 133, as amended. The fair values of loan commitments and the fair values of forward sales contracts generally move in opposite directions, and the net impact of the changes in these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and the Company records a loan held for sale and continues to be obligated under the same forward loan sales contract. Loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Prior to October 1, 2005, the changes in value of the forward loan sales contracts from the date the loan closed to the date it was sold to an investor were marked to market through earnings. On October 1, 2005, the Company began designating its forward sales contracts as hedges to mitigate the variability in cash flow to be received from the sale of mortgage loans.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in anticipated cash flows of the loans held for sale. In situations in which hedge accounting is discontinued, we continue to carry the derivative at its fair value on the statement of condition and recognize any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is probable an anticipated loan sale will not occur, the Company recognizes immediately in earnings any gains and losses that were accumulated in other comprehensive income.

(q) Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment.  This statement requires that companies recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. The statement also requires stock awards to be classified as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. All of the Company’s stock options are classified as equity awards.

The Company has adopted SFAS No. 123R using the modified prospective application method, which requires, among other things, recognition of compensation costs for all awards outstanding at January 1, 2006 for which the requisite service had not been rendered. Total compensation cost charged against income as a result of the adoption of SFAS No. 123R for the year ended December 31, 2006 was $395,000. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $138,000 for the year ended December 31, 2006. There was no compensation expense related to stock-based compensation during the years ended December 31, 2005 and 2004.

Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. Under this method, compensation expense was recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant.

At December 31, 2006, the Company had two stock-based employee compensation plans, which are described more fully in Note 18.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The following table illustrates the effect on net income and earnings per share of common stock as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for the periods indicated:

	Years ended December 31,
	2005	2004
	(In thousands, except per share data)
Net income available to common shareholders as reported	$9,876	$3,469
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of related tax	(4,066)	(1,427)
Pro forma net income	$5,810	$2,042
Earnings per common share:
Basic—as reported	$0.45	$0.19
Basic—pro forma	0.26	0.11
Diluted—as reported	0.44	0.19
Diluted—pro forma	0.26	0.11

Total pro forma stock-based employee compensation expense for 2005 reflects the immediate vesting attributes of the stock options that were granted during 2005.

The weighted average per share fair values of stock option grants made in 2006, 2005, and 2004 were $5.76, $4.73, and $3.11, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2006	2005	2004
Estimated option life	6.5 years	5.75 years	10 years
Risk free interest rate	5.03 – 4.44%	4.30%	4.07%
Expected volatility	43.20%	43.1%	11.8%
Expected dividend yield	0.40%	0.00%	0.00%

Expected volatility is based upon the average annual historical volatility of the Company’s common stock. The estimated option life is derived from the “simplified method” formula as described in Staff Accounting Bulletin No. 107. The risk free interest rate is based upon the five-year U.S. Treasury note rate in effect at the time of grant. The expected dividend yield is based upon implied and historical dividend declarations.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

On October 19, 2005, the Company’s board of directors authorized that any outstanding, unvested options with no intrinsic value (i.e., their per share exercise price is greater than the market price) on or before December 31, 2005 be amended to become fully vested. This modification resulted in the immediate vesting of 54,000 stock options that were held by employees of the Company. The options that vested had exercise prices ranging from $9.58 to $11.15. On October 19, 2005, the market value of the Company’s common stock was $9.81. This modification did not result in the recognition of expense in 2005 because the options had no intrinsic value at the grant date or on the date of modification. Vesting of these options was accelerated to eliminate the need to recognize the remaining fair value compensation expense associated with these options following the adoption of SFAS No. 123R. The amount of compensation expense related to these options that would have been recognized in the financial statements after the Company’s implementation of SFAS No. 123R, assuming no forfeitures, was $127,000.

(r) Reclassifications

Certain amounts for 2005 and 2004 have been reclassified to conform to the presentation for 2006.

(3) Business Combinations

Trust Services

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

This transaction was accounted for as a purchase and the acquired assets and assumed liabilities were recorded at their fair values as of the purchase date. This acquisition did not have a significant impact on operating results for the year ended December 31, 2006.

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

For federal income tax purposes, the Trust Services intangibles are deductible over a 15 year period.

Wilson/Bennett Capital Management, Inc.

On June 9, 2005, the Company acquired Wilson/Bennett Capital Management, Inc. for $1.5 million in cash and 611,111 shares of its common stock. The primary shareholder of Wilson/Bennett at the time of its acquisition by the Company was a member of the Company’s board of directors.

The common stock utilized to complete this transaction was newly issued by the Company, was not registered with the Securities and Exchange Commission (the “SEC”), and therefore cannot be sold until

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

so registered unless it is sold pursuant to an exemption from such registration. The owners of the shares are permitted to resell them under Rule 144 of the Securities Act because they have held the shares for more than one year. The trading restriction will completely lapse June 9, 2007. Because of this trading restriction, the Company valued for purchase accounting purposes the 611,111 restricted shares at 89% of the fair market value of its unrestricted shares, or $4.9 million.

The operating results of Wilson/Bennett are included in the Company’s consolidated operating results and the Wealth Management and Trust Services segment information since the date of acquisition and are not material to consolidated operating results and, therefore, no proforma information relating to this acquisition is presented. The acquisition resulted in the recognition of the following intangible assets which are being amortized on a straight-line basis over the periods indicated:

Employment/non-compete agreement – $698,000 (4 years)
Trade name intangible – $46,000 (3 years)
Purchased customer relationships – $1,858,000 (10 years)

The transaction also resulted in the recognition of goodwill of $3.5 million. The Company used the assistance of an independent valuation consultant to determine the value assigned to identifiable amortizable intangibles. See Note 23 for additional information on the intangible assets related to this acquisition and the impairment charge recorded during the year ended December 31, 2006.

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

On June 29, 2006, the Company entered into an Amendment to the Employment Agreement (the “Amendment”) with John W. Fisher, president and chief executive officer of Wilson/Bennett. The Amendment amended the Employment Agreement dated as of June 8, 2005 between the Company and Mr. Fisher. As provided in the Amendment, Mr. Fisher retired from the business on September 30, 2006, and has agreed to assist the Company in a consulting and business development function, as requested by the Company through April 30, 2007, and to honor his non-compete agreement with the Company, which will end on September 30, 2007.

For federal income tax purposes, the Wilson/Bennett goodwill and intangibles are deductible over a 15 year period.

George Mason Mortgage, LLC

On July 7, 2004, the Bank acquired George Mason, in a cash transaction for $17.0 million. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through seven branches throughout the metropolitan Washington, D.C. region. This transaction was also accounted for as a purchase and George Mason’s assets and liabilities were recorded at fair value as of the purchase date. George Mason’s operating results are

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

included in the consolidated operating results and Mortgage Banking segment information since the date of acquisition. This transaction resulted in the recognition of $12.9 million of goodwill and $1.7 million of other intangible assets. George Mason’s primary sources of revenue include net interest income earned on loans held for sale, gain on sales of loans and management fees earned. Loans are made pursuant to purchase commitments and are sold servicing released. The Bank purchased George Mason primarily to diversify its sources of income and increase non-interest income and be a source of residential loans for its loans receivable portfolio.

The following unaudited pro forma condensed financial information presents the results of operations of the Company as if George Mason had been acquired on January 1, 2004.

For the Year Ended
December 31,
2004
(In thousands)
Net interest income	$28,674
Non-interest income	28,254
Provision for loan losses	1,627
Non-interest expense	45,019
Net income before income taxes	10,282
Provision for income taxes	3,228
Net income	$7,054
Earnings per common share—basic	$0.38
Earnings per common share—diluted	$0.38
Weighted-average common shares outstanding—basic	18,448
Weighted-average common shares outstanding—diluted	18,705

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(4) Investment Securities and Other Investments

The fair value and amortized cost of investment securities at December 31, 2006 and 2005 are shown below.

	2006
	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	value
	(In thousands)
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$67,493	$—	$(496)	$66,997
Mortgage-backed securities	142,202	152	(3,240)	139,114
Municipal securities	25,047	122	(138)	25,031
U.S. treasury securities	489	—	—	489
Total	$235,231	$274	$(3,874)	$231,631
Investment Securities Held-to-Maturity
U.S. government-sponsored agencies	$23,985	$—	$(503)	$23,482
Mortgage-backed securities	65,676	17	(1,589)	64,104
Corporate bonds	8,004	10	(150)	7,864
Total	$97,665	$27	$(2,242)	$95,450

	2005
	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	value
	(In thousands)
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$58,959	$2	$(550)	$58,411
Mortgage-backed securities	122,730	28	(4,198)	118,560
U.S. treasury securities	2,015	—	(31)	1,984
Total	$183,704	$30	$(4,779)	$178,955
Investment Securities Held-to-Maturity
U.S. government-sponsored agencies	$25,520	$—	$(714)	$24,806
Mortgage-backed securities	81,744	12	(2,349)	79,407
Corporate bonds	8,005	—	(193)	7,812
Total	$115,269	$12	$(3,256)	$112,025

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The fair value and amortized cost of investment securities by contractual maturity at December 31, 2006 are shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	cost	Value	cost	Value
	(In thousands)
After 1 year but within 5 years	$52,462	$52,006	$8,967	$8,734
After 5 years but within 10 years	15,520	15,480	13,018	12,777
After 10 years	25,047	25,031	10,004	9,835
Mortgage-backed securities	142,202	139,114	65,676	64,104
Total	$235,231	$231,631	$97,665	$95,450

For the years ended December 31, 2006, 2005, and 2004, proceeds from sales of investment securities available-for-sale amounted $9.8 million, $4.9 million, and $23.7 million, respectively. Gross realized gains in 2006, 2005, and 2004, amounted to $61,000, $33,000, and $250,000, respectively. Gross realized losses in 2004 were $5,000. There were no realized losses in 2006 and 2005.

The table below shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
	(In thousands)
Investment Securities Available-for-Sale
U.S. government—sponsored agencies	$20,548	$(37)	$45,339	$(459)	$65,887	$(496)
Mortgage-backed securities	11,858	(47)	95,863	(3,192)	107,721	(3,239)
Municipal securities	14,444	(138)	—	—	14,444	(138)
U.S. treasury securities	488	(1)	—	—	488	(1)
Total temporarily impaired securities	$47,338	$(223)	$141,202	$(3,651)	$188,540	$(3,874)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
	(In thousands)
Investment Securities Held-to-Maturity
U.S. government—sponsored agencies	$—	$—	$23,453	$(503)	$23,453	$(503)
Mortgage-backed securities	—	—	61,163	(1,589)	61,163	(1,589)
Corporate bonds	—	—	5,850	(150)	5,850	(150)
Total temporarily impaired securities	$—	$—	$90,466	$(2,242)	$90,466	$(2,242)

Investment securities with unrealized losses are investment grade securities. Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated temporary losses are not a result of permanent credit impairment. Mortgage-backed investment securities, which are the primary component of the unrealized losses in the investment securities portfolio, are primarily comprised of bonds issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA). The Company has the ability and intent to hold these investment securities until their values recover or until maturity.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Investment securities that were pledged to secure borrowed funds and other balances as required at December 31, 2006 and 2005 had carrying values of $191.7 million and $224.9 million, respectively.

	2006	2005
	(In thousands)
FHLB advances	$102,731	$121,274
Repurchase agreements	55,645	66,991
Debtor in possession, public deposits, and trust division deposits	3,491	17,258
FRB discount window and TT&L note option	29,853	19,410
	$191,720	$224,933

Other investments at December 31, 2006 include $8.4 million of Federal Home Loan Bank stock and $63,000 of Community Bankers’ Bank stock. At December 31, 2005, other investments included $6.4 million of Federal Home Loan Bank stock, and $63,000 of Community Bankers’ Bank stock.  As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company’s banking subsidiary is required to hold stock in this entity. Stock membership in Community Bankers’ Bank allows the Company to participate in loan purchases and sales. In addition, included in other investments at December 31, 2006 and 2005 is the Company’s $619,000 investment in Cardinal Statutory Trust I. At December 31, 2006, the Company had an equity investment in a local bank holding company of $50,000. These investments are carried at cost since no active trading markets exist.

(5) Loans Receivable

The loan portfolio at December 31, 2006 and 2005 consists of the following:

	2006	2005
	(In thousands)
Commercial and industrial	$102,284	$69,392
Real estate—commercial	317,201	275,381
Real estate—construction	154,525	128,009
Real estate—residential	201,320	152,818
Home equity lines	65,557	75,048
Consumer	4,904	5,255
	845,791	705,903
Net deferred fees	(342)	(259)
Loans receivable, net of fees	845,449	705,644
Allowance for loan losses	(9,638)	(8,301)
Loans receivable, net	$835,811	$697,343

Substantially all of the Company’s loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. As a matter of regulatory restriction, the Company’s banking subsidiary limits the amount of credit extended to any single borrower or group of related borrowers. Loans in process at December 31, 2006 and 2005 were $210,000 and $440,000, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

An analysis of the change in the allowance for loan losses follows:

	2006	2005	2004
	(In thousands)
Balance, beginning of year	$8,301	$5,878	$4,344
Provision for loan losses	1,232	2,456	1,626
Loans charged-off	(43)	(129)	(108)
Recoveries	148	96	16
Balance, end of year	$9,638	$8,301	$5,878

At December 31, 2006 and 2005, the Company had impaired loans of $82,000 and $214,000, respectively, which were on non-accrual status. These impairments had valuation allowances of $11,000 and $48,000, as of December 31, 2006 and 2005, respectively. The average balance of impaired loans was $293,000, $329,000, and $298,000 for 2006, 2005 and 2004, respectively. Interest income that would have been recorded had these loans been performing would have been $15,000 for 2006, $18,000 for 2005, and $25,000 for 2004. The interest income realized prior to these loans being placed on non-accrual status for the years ended December 31, 2006 and 2004 was $9,000 and $21,000, respectively. No interest income was realized prior to these loans being placed on non-accrual status in 2005.

Loans totaling $391.1 million serve as collateral for Federal Home Loan Bank advances at December 31, 2006.

(6) Loans Held for Sale, Net

The loans held for sale portfolio at December 31, 2006 and 2005, consisted of the following:

	2006	2005
	(In thousands)
Residential	$294,115	$295,813
Construction-to-permanent	44,145	64,202
	338,260	360,015
Net deferred costs	471	1,653
Loans held for sale, net	$338,731	$361,668

Loans that are classified as construction-to-permanent are those loans that provide variable rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market.

At December 31, 2006 and 2005, George Mason maintained a reserve of $57,000  and $116,000, respectively, for loans sold that paid off within a contractually agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(7) Premises and Equipment

Components of premises and equipment at December 31, 2006 and 2005 were as follows:

	2006	2005
	(In thousands)
Land	$4,350	$3,450
Buildings	6,667	5,706
Furniture and equipment	14,484	12,622
Leasehold improvements	5,784	4,649
Total cost	31,285	26,427
Less accumulated depreciation and amortization	11,246	8,226
Premises and equipment, net	$20,039	$18,201

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $3.2 million, $2.8 million, and $1.8 million, respectively.

The Company has entered into operating leases for office space over various terms. The leases generally have options to renew and are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

Minimum future rental payments under the noncancelable operating leases, as of December 31, 2006 were as follows:

Year ending December 31,	Amount
(In thousands)
2007	$3,760
2008	2,815
2009	2,286
2010	1,116
2011	1,012
Thereafter	4,071
$15,060

The total rent expense was $5.2 million, $4.5 million, and $3.2 million in 2006, 2005 and 2004, respectively and is recorded in occupancy expense in the consolidated statements of income.

The Company subleased excess office space. Future minimum lease payments under noncancellable subleasing arrangements as of December 31, 2006 were as follows:

Year ending December 31,	Amount
(In thousands)
2007	$313
2008	222
2009	176
2010	182
2011	187
Thereafter	278
$1,358

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The total rent income was $412,000, $602,000, and $573,000 in 2006, 2005, and 2004, respectively and is recorded as a reduction of occupancy expense in the consolidated statements of income.

(8) Deposits

Deposits consist of the following at December 31, 2006 and 2005:

	2006	2005
	(In thousands)
Non-interest-bearing demand deposits	$123,301	$114,915
Interest-bearing deposits:
Interest checking	137,092	84,481
Money market and statement savings	395,652	231,882
Certificates of deposit	562,837	638,594
Total interest-bearing deposits	1,095,581	954,957
Total deposits	$1,218,882	$1,069,872

Interest expense by deposit categories is as follows:

	2006	2005	2004
	(In thousands)
Interest checking	$3,796	$1,366	$2,016
Money market and statement savings	10,153	4,503	213
Certificates of deposit	25,142	19,030	10,465
Total interest expense	$39,091	$24,899	$12,694

The aggregate amount of time deposits, each with a minimum denomination of $100,000 was $262.8 million and $283.6 million at December 31, 2006 and 2005, respectively.

Brokered certificates of deposits at December 31, 2006 and 2005 were $5.0 million and $9.8 million, respectively.At December 31, 2006, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
2007	$447,772
2008	83,942
2009	19,168
2010	4,153
2011 and thereafter	7,802
$562,837

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(9) Other Borrowed Funds

At December 31, 2006 and 2005, other borrowed funds consisted of the following:

	2006	2005
	(In thousands)
Fixed rate FHLB advances	$106,708	$88,458
Variable rate FHLB advances	16,000	—
Repurchase agreements	46,323	41,170
Payable to Statutory Trust I	20,619	20,619
Treasury, Tax & Loan note option	4,981	5,174
	$194,631	$155,421

The Company had fixed rate advances from the FHLB of $106.7 million at December 31, 2006. These advances mature through 2016 and have interest rates ranging from 2.29% to 4.55%. Certain fixed rate FHLB advances have call options through 2009. The Company also has two variable rate FHLB advances totaling $16.0 million at December 31, 2006. The first variable rate advance is $6.0 million and matures in 2007, but can be paid off at any time by the Company. The interest rate the Company pays on this advance is tied to the federal funds purchased rate and reprices daily. The interest rate for this advance at December 31, 2006 was 5.50%. The second variable rate advance is $10.0 million and matures in 2016 and has call options beginning in 2008. The variable rate is based on the three month LIBOR (London Interbank Offered Rate) less 50 basis points for the first two years of the advance and then the interest rate is fixed at 4.00% if the advance is not called. The interest rate on this advance was 4.86% at December 31, 2006.

At December 31, 2005, the Company had $88.5 million in fixed rate advances from the FHLB with maturities through 2014 and interest rates ranging from 2.07% to 4.31%. The Company had no variable rate FHLB advances at December 31, 2005.

The contractual maturities of the fixed and variable rate advances at December 31, 2006 and 2005 were as follows:

	At December 31, 2006
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
	(In thousands)
Daily Rate Credit (variable rate advance)	5.50%	12 months	2007	6,000
Expandable	4.12%	24 months	2007	10,000
Fixed Rate Credit	2.63% – 3.59%	36 – 48 months	2007	17,750
Fixed Rate Credit	4.08% – 4.31%	36 months	2008	10,000
Principal Reducing Credit	2.29%	60 months	2008	3,958
Convertible	3.50%	60 months	2009	10,000
Convertible	4.24% – 4.52%	60 months	2011	15,000
Flipper Advance (variable rate advance)	4.86%	120 months	2016	10,000
Convertible	3.93% – 4.55%	120 months	2016	40,000
Total FHLB Advances	4.08%			$122,708

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2005
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
	(In thousands)
Fixed Rate Credit	2.07% – 2.58%	24 – 36 months	2006	$9,250
Expandable	4.12%	24 months	2007	5,000
Fixed Rate Credit	2.63% – 3.59%	36 – 48 months	2007	17,750
Fixed Rate Credit	4.08% – 4.31%	36 months	2008	10,000
Principal Reducing Credit	2.29%	60 months	2008	6,458
Convertible	2.91% – 3.50%	60 months	2009	15,000
Convertible	3.72%	60 months	2010	5,000
Convertible	3.33% – 3.47%	120 months	2014	20,000
Total FHLB Advances	3.27%			$88,458

The average balances of FHLB advances for the years ended December 31, 2006 and 2005 were $80.5 million and $91.4 million, respectively. The maximum amount outstanding at any month-end during the years ended December 31, 2006 and 2005 was $122.7 million and $100.3 million, respectively. Total interest expense on FHLB advances for the years ended December 31, 2006, 2005, and 2004 was $2.8 million, $2.9 million, and $2.3 million, respectively.

During 2006, the Company extinguished two FHLB advances totaling $20.0 million. The gain on the extinguishment of these advances for the year ended December 31, 2006 was $769,000 and was recorded in other non-interest income in the consolidated statements of income. During 2005, the Company extinguished one FHLB advance totaling $5.0 million. The gain on the 2005 extinguishment was $140,000. No such extinguishments occurred during 2004.

Securities sold under agreements to repurchase generally mature within one to four days and are reflected in the consolidated statements of financial condition at the amount of cash received. At December 31, 2006 and 2005 the Company had repurchase agreements of $46.3 million and $41.2 million, respectively. The weighted-average interest rate of these repurchase agreements was 2.14% and 1.41% at December 31, 2006 and 2005, respectively. The average balances of the repurchase agreements during 2006 and 2005 were $40.7 million and $34.7 million, respectively, and the maximum amount outstanding at any month-end during 2006 and 2005 was $52.7 million and $41.2 million, respectively.  Interest expense on repurchase agreements for 2006, 2005, and 2004 was $870,000, $429,000, and $180,000, respectively.

The Company had no outstanding federal funds purchased at December 31, 2006 and at December 31, 2005. However, the Company did have federal funds purchased outstanding at other times during those years. Interest expense on federal funds purchased in 2006, 2005, and 2004 was $229,000, $216,000, and $114,000, respectively. The Company had no outstanding short-term dealer repurchase agreements at December 31, 2006 and at December 31, 2005. However, the Company did have short-term dealer repurchase agreements outstanding at other times during those years. Interest expense on short-term dealer repurchase agreements in 2006 and 2005 was $711,000 and $184,000, respectively. There was no interest expense for short-term dealer repurchase agreements for the year ended December 31, 2004.

The Company has a Treasury, Tax, & Loan (“TT&L”) note option with the Federal Reserve. At December 31, 2006 and 2005, the outstanding balance in the TT&L note option was $5.0 million and $5.2 million, respectively. Interest expense related to the TT&L note option in 2006, 2005, and 2004 was $142,000, $91,000, and $23,000, respectively. The Company has a line of credit at the Federal Reserve discount window in the amount of $15.5 million at December 31, 2006, which was not utilized as of that

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

date. Interest expense related to the discount window for 2004 was $28,000. There was no interest expense related to the discount window in 2006 or 2005.

In July 2004, the Company formed a new wholly-owned subsidiary, Cardinal Statutory Trust I (the “Trust”), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”). These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. At December 31, 2006, the interest rate on trust preferred securities was 7.76%. These securities are redeemable at par beginning September 2009. Under certain qualifying events, these securities are redeemable at a premium through March 2008 and at par thereafter. The Company has guaranteed payment of these securities. The $20.6 million payable by the Company to the Trust is included in other borrowed funds. The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity under FASB Interpretation No. 46R Consolidation of Variable Interest Entities. The additional $619,000 that is payable by the Company to the Trust represents the Company’s capital investment in the Trust. The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank. Interest expense on the trust preferred securities in 2006, 2005, and 2004 was $1.6 million, $1.2 million and $382,000, respectively.

The scheduled maturities of other borrowed funds at December 31, 2006 were as follows:

	2007	2008	2009	2010	2011 and thereafter
	(In thousands)
FHLB advances	$33,750	$13,958	$10,000	$—	$65,000
Repurchase agreements	46,323	—	—	—	—
Payable to Statutory Trust I	—	—	—	—	20,619
TT&L note option	4,981	—	—	—	—
	$85,054	$13,958	$10,000	$—	$85,619

(10) Loans Held for Sale Financing

George Mason and the Bank have a $150 million floating rate revolving credit and security agreement with a third party. The purpose of this credit facility is to fund residential mortgage loans at George Mason prior to their sale into the secondary market. The credit facility requires, among other things, that George Mason and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth requirements. The Company has guaranteed repayment of this debt. The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%. At December 31, 2006 and 2005, none of this line was utilized.

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

Interest expense related to George Mason’s warehouse financing was $164,000, $109,000 and $228,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes

The Company and its subsidiaries file consolidated federal tax returns on a calendar-year basis. The Company recorded income tax expense of $3.2 million, $5.2 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The provision for income tax expense is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes as follows:

	2006	2005	2004
	(In thousands)
Income tax at federal corporate rate	$3,591	$5,115	$1,762
Change in valuation allowance	195	100	97
Change in the carrying rate of deferred tax assets and liabilities	(67)	—	—
Expected state tax benefit of losses of nonbank entities	(195)	(100)	(97)
State tax expense, net of federal tax benefit	73	—	—
Nontaxable income	(402)	—	—
Nondeductible expenses	26	15	17
Other	(48)	37	(66)
	$3,173	$5,167	$1,713

The components of income tax expense are as follows:

	2006	2005	2004
	(In thousands)
Included in net income
Current
Federal	$5,550	$5,178	$134
State	116	—	—
Total current	5,666	5,178	134
Deferred
Federal	(2,487)	(11)	1,579
State	(6)	—	—
Total deferred	(2,493)	(11)	1,579
Total included in net income	$3,173	$5,167	$1,713
Included in shareholders’ equity:
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on investment securities available for sale	$390	$(1,023)	$(344)
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on derivative instruments designated as cash flow hedges	105	(149)	—
Total included in shareholders’ equity	$495	$(1,172)	$(344)

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,364	$2,800
Net operating loss carryforwards	1,030	835
Unrealized losses on investment securities available-for-sale	1,257	1,627
Unrealized losses on derivative instruments designated as cash flow hedges	42	149
Deferred compensation	1,553	943
Goodwill and intangibles, net	311	(576)
Other	396	84
Total gross deferred tax assets	7,953	5,862
Less valuation allowance	(1,030)	(835)
Net deferred tax assets	6,923	5,027
Deferred tax liabilities:
Prepaid expenses	—	(90)
Depreciation	(45)	(207)
Loan origination costs	(463)	(331)
Total gross deferred tax liabilities	(508)	(628)
Net deferred tax asset	$6,415	$4,399

Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance. Valuation allowances of $1.0 million and $835,000 at December 31, 2006 and 2005, respectively, have been established for deferred tax assets. This valuation allowance relates primarily to the state portion of the net operating losses of the parent company and CWS as realization is dependent upon generating future taxable income within those entities. Management believes that future operations of the Company will generate sufficient taxable income to realize the net deferred tax assets at December 31, 2006 and 2005.

The Company used all of its federal net operating loss carryforwards as of December 31, 2005.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At December 31, 2006 and 2005, accumulated other comprehensive income included an after tax unrealized gain (loss) of $348,000 and ($288,000), respectively, related to forward loan sale contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at December 31, 2006 which is related to the Company’s cash flow hedges will be recognized in earnings during the first quarter of 2007. In  each of the years ended December 31, 2006 and 2005, the Company recorded a charge to earnings of $1,000 due to hedge ineffectiveness.

At December 31, 2006, the Company had $81.6 million in loan commitments and associated forward sales and had $301.9 million in forward loan sales associated with $301.9 million of loans held for sale contracts. At December 31, 2006, the derivative asset was $2.8 million and the derivative liability was $1.6 million.

At December 31, 2005, the Company had $109.9 million in loan commitments and associated forward sales and had $279.0 million in forward loan sales associated with $279.0 million of loans held for sale contracts. At December 31, 2005, the derivative asset was $1.4 million and the derivative liability was $1.8 million.

(13) Regulatory Matters

The Bank, as a state-chartered bank, is subject to the dividend restrictions established by the State Corporation Commission of the Commonwealth of Virginia. Under such restrictions, the Bank may not, without the prior approval of the Bank’s primary regulator, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 2006, there were approximately $21.8 million of accumulated earnings at the Bank which could be paid as dividends to the Company.

The Bank is required to maintain a minimum non-interest earning average reserve balance with the Federal Reserve Bank. The average amount of the required reserve was $100,000 for 2006.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The regulatory capital of the Company at December 31, 2006 and 2005 is as follows:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
At December 31, 2006	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(In thousands)
Total capital to risk weighted assets	$170,457	14.06%	$97,010	≥	8.00%	$121,263	≥	10.00%
Tier I capital to risk weighted assets	160,656	13.25%	48,505	≥	4.00%	72,758	≥	6.00%
Tier I capital to average assets	160,656	10.68%	60,180	≥	4.00%	75,225	≥	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
At December 31, 2005	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(In thousands)
Total capital to risk weighted assets	$159,155	15.65%	$81,334	≥	8.00%	$101,668	≥	10.00%
Tier I capital to risk weighted assets	150,742	14.83%	40,667	≥	4.00%	61,001	≥	6.00%
Tier I capital to average assets	150,742	10.71%	56,308	≥	4.00%	70,386	≥	5.00%

The regulatory capital of the Bank at December 31, 2006 and 2005 is as follows:

			For Capital			To Be Well Capitalized Under Prompt Corrective
At December 31, 2006	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(In thousands)
Total capital to risk weighted assets	$141,885	11.73%	$96,742	≥	8.00%	$120,927	≥	10.00%
Tier I capital to risk weighted assets	132,084	10.92%	48,371	≥	4.00%	72,556	≥	6.00%
Tier I capital to average assets	132,084	8.80%	60,038	≥	4.00%	75,048	≥	5.00%

			For Capital			To Be Well Capitalized Under Prompt Corrective
At December 31, 2005	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(In thousands)
Total capital to risk weighted assets	$129,042	12.73%	$81,097	≥	8.00%	$101,372	≥	10.00%
Tier I capital to risk weighted assets	120,628	11.90%	40,549	≥	4.00%	60,823	≥	6.00%
Tier I capital to average assets	120,628	8.61%	56,014	≥	4.00%	70,018	≥	5.00%

At December 31, 2006 and 2005, the Company and the Bank met all regulatory capital requirements and are considered “well-capitalized” from a regulatory perspective.

George Mason is also required to maintain defined capital levels under Department of Housing and Urban Development guidelines. At December 31, 2006 and 2005, George Mason maintained capital in excess of these required guidelines.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(14) Related-Party Transactions

Certain directors, officers and employees and/or their related business interests are at present, as in the past, banking customers in the ordinary course of business of the Company. As such, the Company has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with non-related parties and do not involve more than normal risk of collectibility or present other unfavorable features.

Analysis of activity for loans to related parties follows:

	2006	2005
	(In thousands)
Balance, beginning of year	$34,998	$22,076
New loans	11,844	17,587
Loans paid off or paid down	(6,360)	(4,665)
Balance, end of year	$40,482	$34,998

George Mason leases its headquarters office space from a director of the Company who is the manager and a 3.1% owner of the limited liability company that owns the building in which the space is leased. The lease commenced on July 1, 2002 and will terminate on June 30, 2007 without any option to extend. The rent that George Mason pays for the use of this space ranges from $1.2 million to $1.5 million per year during the term of the lease. Rent payments totaled $1.2 million in 2006 and in 2005.

(15) Earnings Per Common Share

The following is the calculation of basic and diluted earnings per common share.

	2006	2005	2004
	(In thousands, except per share data)
Net income	$7,388	$9,876	$3,469
Weighted average shares for basic	24,424	22,113	18,448
Weighted average shares for diluted	24,987	22,454	18,705
Basic earnings per common share	$0.30	$0.45	$0.19
Diluted earnings per common share	$0.30	$0.44	$0.19

Basic earnings per share is impacted by the number of shares required to be issued under the Company’s various deferred compensation plans and diluted earnings per share is impacted by those common shares which may be, but are not required to be, issued under these plans.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following shows the composition of basic outstanding shares for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
	(in thousands)
Weighted average shares outstanding—basic	24,391	22,104	18,448
Weighted average shares attributable to the deferred compensation plan match	33	9	—
Total weighted average shares - basic	24,424	22,113	18,448

The following shows the composition of diluted outstanding shares for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
	(in thousands)
Weighted average shares outstanding—basic	24,391	22,104	18,448
Weighted average shares attributable to deferred compensation plan contributions and match	216	77	—
Weighted average shares attributable to vested stock options	380	273	257
Total weighted average shares - diluted	24,987	22,454	18,705

Outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 22,998 at December 31, 2005. These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the year. There were no outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation at December 31, 2006 and 2004, respectively. In addition, there are no incremental shares related to stock options as calculated under SFAS No. 123R because the addition of these shares to the diluted weighted average share calculation would be antidilutive.

(16) 401(k) Plan

Employees who work twenty (20) hours or more a week and have been employed by the Company for a month can elect to participate in and make contributions into a 401(k) Plan. The Company contributes $0.50 for $1.00 of employee contributions up to a maximum of 3% of the employee’s compensation. Expense related to the Company’s match in 2006, 2005, and 2004 was $546,000, $521,000, and $286,000, respectively. Employees are immediately vested in the Company’s matching contribution.

(17) Deferred Compensation Plans

In January 2005, the Company began deferred compensation plans for its directors and certain employees. Under the directors’ plan, a director may elect to defer all or a portion of any director-related fees including fees for serving on board committees. Under the employees’ plan, certain employees may defer all or a portion of their compensation including any bonus or commission compensation. Director and employee deferrals, other than employees of George Mason, are matched 50% by the Company. Deferrals made by employees of George Mason are not eligible for the Company match. The amount of the Company match is deemed invested in Company common stock which vests immediately for the directors and after four years for employees. The maximum Company match per employee is $50,000 per

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

year and $10,000 per year per director. Expense relating to the plans was $136,000 in 2006 and $52,000 in 2005 and is included in salary and benefits expense in the consolidated statements of income.

(18) Director and Employee Stock-Based Compensation Plans

At December 31, 2006, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. There are 17,044 shares of the Company’s common stock available for future grants in the Option Plan as of December 31, 2006.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or performance share awards to directors, eligible officers and key employees of the Company. In 2006, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 1,970,000 to 2,420,000. There are 248,383 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of December 31, 2006.

The following table presents a summary of the Company’s stock option activity for the years ended December 31, 2005 and 2004:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2003	847,437	$4.57
Granted	537,018	8.71
Exercised	(114,063)	4.36
Forfeited	(39,904)	6.29
Balance at December 31, 2004	1,230,488	$6.34
Granted	1,210,245	10.06
Exercised	(113,977)	6.08
Forfeited	(57,535)	8.24
Balance at December 31, 2005	2,269,221	$8.29

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Stock option activity during the year ended December 31, 2006 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2005	2,269,221	$8.29
Granted	286,000	11.83
Exercised	(96,230)	8.49
Forfeited	(42,090)	10.24
Outstanding at December 31, 2006	2,416,901	$8.70	7.62	$3,754,056
Options exercisable at December 31, 2006	2,006,295	$8.44	7.46	$3,632,572

Information pertaining to stock options outstanding at December 31, 2006 is as follows:

		Options Outstanding		Options Exercisable
		Weighed Average			Weighted Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$2.41 – $3.56	128,466	5.0 years	$3.26	128,466	$3.26
$3.95 – $5.50	409,378	5.8 years	4.75	322,528	4.77
$6.38 – $8.28	262,472	6.7 years	8.08	225,116	8.08
$8.50 – $9.59	636,176	8.1 years	8.96	632,776	8.97
$9.78 – $12.65	980,409	8.7 years	11.05	697,409	10.73
Outstanding at year end	2,416,901	7.6 years	8.70	2,006,295	8.44

Total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $169,000, $560,000, and $773,000 respectively.

A summary of the status of the Company’s non-vested stock options and changes during the year ended December 31, 2006 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2005	240,981	$2.10
Granted	286,000	5.76
Vested	(108,685)	2.08
Forfeited	(7,690)	3.65
Balance at December 31, 2006	410,606	$4.63

At December 31, 2006, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.7 years. The total fair value of shares that vested during the years ended December 31, 2006, 2005, and 2004 was $387,000, $5.2 million, and $970,000, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At the Board of Directors meeting held on December 13, 2006, the Board approved the re-pricing of 92,300 options with an exercise price of $3.25 per share to a new exercise price of $4.12 per share to equal the fair market value price per share of the Company’s common stock on the original grant date in 2002. SFAS No. 123R requires the re-pricing of equity awards to be treated as a modification of the original award and provides that such a modification is an exchange of the original award for a new award. SFAS No. 123R considers the modification to be the repurchase of the old award for a new award of equal or greater value, incurring additional compensation cost for any incremental value. This incremental difference in value is measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of SFAS No. 123R over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. SFAS No. 123R provides that this incremental fair value, plus the remaining unrecognized compensation cost from the original measurement of the fair value of the old option, must be recognized over the remaining vesting period. The modifications resulted in an incremental compensation cost of $58,000. Of the 92,300 options affected by the re-pricing, 61,500 options were vested at December 13, 2006. Therefore, additional compensation cost of $39,000 for the 61,500 stock options that were vested was recognized immediately and is included in the stock-based compensation expense for the year ended December 31, 2006.

(19) Segment Reporting

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Information about the reportable segments and reconciliation of this information to the consolidated financial statements as of and for the years ended December 31, 2006, 2005 and 2004 follows:

At and for the Year Ended December 31, 2006:

			Wealth
			Management
	Commercial	Mortgage	and	Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
	(In thousands)
Net interest income	$38,091	$4,344	$—	$(1,081)	$—	$41,354
Provision for loan losses	1,232	—	—	—	—	1,232
Non-interest income	4,415	13,892	3,330	47	—	21,684
Non-interest expense	27,127	15,241	6,591	2,286	—	51,245
Provision for income taxes	4,571	1,060	(1,307)	(1,151)	—	3,173
Net income (loss)	$9,576	$1,935	$(1,954)	$(2,169)	$—	$7,388
Total Assets	$1,572,051	$360,470	$5,500	$163,879	$(463,471)	$1,638,429

At and for the Year Ended December 31, 2005:

			Wealth
			Management
	Commercial	Mortgage	and	Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
	(In thousands)
Net interest income	$32,171	$6,203	$—	$(891)	$—	$37,483
Provision for loan losses	2,456	—	—	—	—	2,456
Non-interest income	1,964	21,255	1,367	83	—	24,669
Non-interest expense	23,802	17,332	1,422	2,097	—	44,653
Provision for income taxes	2,764	3,413	(56)	(954)	—	5,167
Net income (loss)	$5,113	$6,713	$1	$(1,951)	$—	$9,876
Total Assets	$1,387,504	$376,618	$6,882	$160,856	$(479,573)	$1,452,287

At and for the Year Ended December 31, 2004:

			Wealth
			Management
	Commercial	Mortgage	and	Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
	(In thousands)
Net interest income	$21,753	$3,057	$—	$(257)	$—	$24,553
Provision for loan losses	1,626	—	—	—	—	1,626
Non-interest income	1,804	6,953	645	7	—	9,409
Non-interest expense	17,065	7,889	800	1,400	—	27,154
Provision for income taxes	1,628	698	(52)	(561)	—	1,713
Net income (loss)	$3,238	$1,423	$(103)	$(1,089)	$—	$3,469
Total Assets	$1,123,868	$392,241	$685	$115,985	$(421,203)	$1,211,576

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2006, the Company recorded a non-cash impairment loss totaling $2.9 million pretax, and $1.9 million after tax ($0.03 per share basic and diluted) through the Wealth Management and Trust Services segment.

The Company did not have any operating segments other than those reported. Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment. The parent company’s most significant assets are its net investments in its subsidiaries. The parent company’s net interest expense is comprised of interest income from short-term investments and interest expense on trust preferred securities.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations. All standby letters of credit outstanding at December 31, 2006 are collateralized.

These instruments represent obligations of the Company to extend credit or guarantee borrowings and are not recorded on the consolidated statements of financial condition. The rates and terms of these instruments are competitive with others in the market in which the Company operates. Commitments to extend credit of $81.6 million as of December 31, 2006 are related to George Mason’s pipeline and are of a short term nature. Commitments to extend credit of $290.6 million primarily have floating rates as of December 31, 2006.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2006 and 2005 is as follows:

	2006	2005
	(In thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$372,154	$325,571
Standby letters of credit	8,097	7,012

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company has not recorded a liability associated with standby letters of credit at December 31, 2006 and 2005 as such amounts were immaterial.

George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor. The reserves as of December 31, 2006 and 2005 were $57,000 and $116,000, respectively.

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

The Company has derivative counter-party risk which may arise from the possible inability of George Mason’s third-party investors to meet the terms of their forward sales contracts. George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. The Company does not expect any third-party investor to fail to meet its obligation.

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

Fair Value of Financial Instruments

The following summarizes the significant methodologies and assumptions used in estimating the fair values presented in the following table.

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

Derivative Instruments Related to Loans Held for Sale

Derivative instruments related to loans held for sale are carried at fair value. Fair value is determined through quotes obtained from actively traded mortgage markets and, for rate lock commitments, is based upon the change in market interest rates between making the rate lock commitment and the loan closing and, for forward loan sale commitments, is based upon the change in market interest rates from entering into the forward loan sales contract and the sale of the loan to the investor.

Other Commitments to Extend Credit

The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other covenants or requirements. These commitments have expiration dates and generally expire within one year. Many commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of these instruments are competitive with others in the market in which the Company operates. The carrying amounts are reasonable estimates of the fair value of these financial instruments and are zero at December 31, 2006 and 2005.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value.

The fair values of financial instruments as of December 31, 2006 and 2005 are summarized as follows:

	December 31, 2006
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$36,076	$36,076
Investment securities and other investments	338,454	336,239
Loans held for sale, net	338,731	338,739
Loans receivable, net	845,449	832,567
Accrued interest receivable	5,667	5,667
Derivative asset	2,807	2,807
Financial liabilities:
Demand deposits	$123,301	$123,301
Interest checking	137,092	137,092
Money market and statement savings	395,652	395,652
Certificates of deposit	562,837	561,264
Other borrowed funds	194,631	193,846
Mortgage funding checks	46,159	46,159
Accrued interest payable	878	878
Derivative liability	1,592	1,592
Other:
Commitments to extend credit	$—	$—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2005
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$36,589	$36,589
Investment securities and other investments	301,316	298,072
Loans held for sale, net	361,668	362,750
Loans receivable, net	705,644	698,149
Accrued interest receivable	4,185	4,185
Derivative asset	1,395	1,395
Financial liabilities:
Demand deposits	$114,915	$114,915
Interest checking	84,481	84,481
Money market and statement savings	231,883	231,883
Certificates of deposit	638,594	633,834
Other borrowed funds	155,421	152,915
Mortgage funding checks	41,635	41,635
Accrued interest payable	803	803
Derivative liability	1,789	1,789
Other:
Commitments to extend credit	$—	$—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

(22) Parent Company Only Financial Statements

The Cardinal Financial Corporation (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2006 and 2005
(In thousands)

	2006	2005
Assets
Cash and cash equivalents	$13,609	$20,864
Other investments	113	63
Investment in subsidiaries	148,463	137,973
Premises and equipment, net	1,069	1,185
Goodwill	134	134
Other assets	491	637
Total assets	$163,879	$160,856
Liabilities and Shareholders’ Equity
Debt to Cardinal Statutory Trust I	$20,619	$20,619
Other liabilities	(12,613)	(7,642)
Total liabilities	8,006	12,977
Total shareholders’ equity	$155,873	$147,879
Total liabilities and shareholders’ equity	$163,879	$160,856

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004
Income:
Net interest expense	$(1,081)	$(891)	$(257)
Other income	47	83	7
Total income	(1,034)	(808)	(250)
Expense - general and administrative	2,286	2,097	1,400
Net loss before income taxes and equity in undistributed earnings of subsidiaries	(3,320)	(2,905)	(1,650)
Income tax benefit	(1,151)	(954)	(561)
Equity in undistributed earnings of subsidiaries	9,557	11,827	4,558
Net income	$7,388	$9,876	$3,469

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$7,388	$9,876	$3,469
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(9,557)	(11,827)	(4,558)
Depreciation	116	123	240
Increase in other assets and liabilities	(5,082)	(4,806)	(914)
Net cash used in operating activities	(7,135)	(6,634)	(1,763)
Cash flows from investing activities:
Capital investments in subsidiaries	—	(22,000)	(60,000)
Purchase of other investments	(50)	—	—
Net change in premises and equipment	—	—	4
Net cash paid in acquisition	—	(1,379)	—
Net cash used in investing activities	(50)	(23,379)	(59,996)
Cash flows from financing activities:
Proceeds from public stock offerings	—	39,767	6,302
Proceeds from issuance of debt to Cardinal Statutory Trust I	—	—	20,000
Distribution of deferred compensation balance	(3)	—	—
Dividends on common stock	(976)	(244)	—
Stock options exercised	909	797	498
Net cash (used in) provided by financing activities	(70)	40,320	26,800
Net increase (decrease) in cash and cash equivalents	(7,255)	10,307	(34,959)
Cash and cash equivalents at beginning of year	20,864	10,557	45,516
Cash and cash equivalents at end of year	$13,609	$20,864	$10,557
Supplemental schedule of noncash investing and financing activities:
Common shares issued in acqusition of Wilson/Bennett	$—	$4,862	$—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

(23) Goodwill and Other Intangible Assets

On June 29, 2006, the Company entered into an Amendment to the Employment Agreement (the “Amendment”) with John W. Fisher, president and chief executive officer of Wilson/Bennett. The Amendment amended the Employment Agreement dated as of June 8, 2005 between the Company and Mr. Fisher. As provided in the Amendment, Mr. Fisher retired from the business on September 30, 2006, and has agreed to assist the Company in a consulting and business development function, as requested by the Company through April 30, 2007, and to honor his non-compete agreement with the Company, which will end on September 30, 2007.

During the third quarter and as Mr. Fisher transitioned out of his involvement with Wilson/Bennett, Mr. Fisher’s announced retirement had a negative impact on the operations, customer base and assets under management with Wilson/Bennett. In particular, several significant clients unexpectedly either terminated or advised the Company that they intended to terminate their asset management contracts with Wilson/Bennett during the third quarter of 2006. In addition and as a result of this customer loss, the value of purchased customer relationships and Mr. Fisher’s employment and noncompete agreement decreased. Accordingly, the Company updated the analysis of the fair value of the goodwill and intangible assets associated with the acquisition of Wilson/Bennett. The analysis was prepared using valuation techniques, including the discounted cash flow approach. The updated analysis indicated that goodwill and intangibles related to Wilson/Bennett, a division of Wealth Management and Trust Services segment, were impaired. As a result, the Company recorded non-cash impairment charges of $2.0 million associated with Mr. Fisher’s employment agreement and the customer relationship intangible assets recognized as part of the Wilson/Bennett acquisition. The Company also recorded an additional $960,000 of impairment charges associated with the goodwill of Wilson/Bennett.

Information concerning amortizable intangibles at December 31, 2006 is as follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Balances at December 31, 2004	$1,781	$49	$—	$—	$1,781	$49
2005 activity:
Customer relationship intangibles	—	198	1,858	104	1,858	302
Employment/non-compete agreement	—	—	698	98	698	98
Trade name	—	—	46	9	46	9
Balances at December 31, 2005	1,781	247	2,602	211	4,383	458
2006 activity:
Customer relationship intangibles	—	198	(1,294)	120	(1,294)	318
Employment/non-compete agreement	—	—	(513)	87	(513)	87
Trade name	—	—	—	15	—	15
Balances at December 31, 2006	$1,781	$445	$795	$433	$2,576	$878

The decrease in the gross carrying amounts of the customer relationship intangibles in 2006 of $1.3 million includes the impairment charge of $1.5 million related to Wilson/Bennett and acquired customer

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

relationships related to Trust Services acquisition of $161,000. The decrease in the gross carrying amount of the employment/non-compete agreement in 2006 of $513,000 is the impairment charge related to Wilson/Bennett.

The aggregate amortization expense for 2006, 2005 and 2004 was $420,000, $409,000 and $49,000, respectively. The estimated amortization expense which has been updated as a result of the impairment charges recorded in the Wealth Management and Trust Services segment, for the next five years is as follows:

(In thousands)
2007	$254
2008	245
2009	238
2010	238
2011	238

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 were as follows:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
	(In thousands)
Balance at December 31, 2004	$22	$12,941	$—	$12,963
2005 activity:
Goodwill attributable to Wilson/Bennett acquisition	—	—	3,614	3,614
Balance at December 31, 2005	22	12,941	3,614	16,577
2006 activity:
Trust division acquisition			178	178
Goodwill impairment charge	—	—	(960)	(960)
Balance at December 31, 2006	$22	$12,941	$2,832	$15,795

The Company evaluates impairment of goodwill annually. The evaluation of goodwill for the Commercial and Mortgage Banking segments did not result in impairment losses in 2006 and 2005.

(24) Other Operating Expenses

The following shows the composition of other operating expenses for the years ended December 31, 2006, 2005, and 2004:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

Non-Interest Expense
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2006	2005	2004
	(In thousands)
Stationary and supplies	1,374	1,551	965
Advertising and marketing	2,026	1,993	1,613
Other taxes	1,572	1,422	548
Travel and entertainment	776	763	427
Bank operations	719	860	676
Premises and equipment	1,675	1,400	800
Miscellaneous	1,972	1,700	797
Total non-interest expense	$10,114	$9,689	$5,826

(25) SAB 108 Cumulative Effect Adjustment

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to our application of the guidance in SAB 108, the Company used the roll-over method for quantifying financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

The Company identified the following errors through the application of its internal controls over financial reporting and had concluded that the individual errors were immaterial under the roll-over method for the periods indicated. However, when applying the dual approach, and after considering all relevant quantitative and qualitative factors, the Company concluded that these misstatements are material to the 2006 financial statements when considering the aggregate impact. For this reason, the Company corrected the errors through the recording of cumulative effect adjustments to retained earnings as of January 1, 2006:

	Period in which misstatement originated (1)				Adjustment Recorded as of January 1,
	2002	2003	2004	2005	2006
	(In thousands)
Accounts receivable (2)	$—	$—	$—	$(72)	$(72)
Compensation expense (3)	(41)	(38)	(38)	(38)	(155)
Deferred loan fees and costs (4)	—	—	(31)	(135)	(166)
Deferred tax asset (5)	14	13	24	86	137
Federal income taxes payable (6)	—	(69)	(113)	—	(182)
Impact on net income (7)	$(27)	$(94)	$(158)	$(159)	$(438)
Non-net income impact:
Additional paid-in capital (8)	$5	$7	$6	$7	$25
Net effect of adjustments (9)					$(413)

(1)   The Company quantified these errors under the roll-over method and concluded that they were immaterial individually and in the aggregate.

(2)   Accounts receivable related to the Company’s Wilson/Bennett subsidiary was overstated by $72,000 during 2005, resulting in an overstatement of investment fee income by the same amount. The Company recorded a $72,000 reduction to accounts receivable as of January 1, 2006 with a corresponding reduction in retained earnings to correct these misstatements.

(3)   The Company did not recognize stock compensation expense related to stock options granted with an exercise price that was less than the fair market value of the Company’s stock on the grant date in 2002. As a result of this error, compensation expense was understated by $155,000 (cumulative) in the years prior to 2006. The Company recorded a $155,000 increase in accrued compensation as of January 1, 2006 with a corresponding reduction in retained earnings to correct these misstatements.

(4)   The Company incorrectly recognized mortgage origination fees associated with loans held for investment into income rather than amortizing the fees over the lives of the loans, in accordance with SFAS No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. As a result, the Company overstated gain on sales of loans by $166,000 (cumulative) in 2005 and 2004. The Company recorded an increase to deferred loan fees in the amount of $166,000 as of January 1, 2006 with a corresponding reduction in retained earnings to correct these misstatements.

(5)   As a result of the misstatements described above, the provision for income taxes was overstated by $137,000 (cumulative) in the years prior to 2006. The Company recorded an increase in our deferred tax

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

assets in the amount of $137,000 as of January 1, 2006 with a corresponding increase in retained earnings to correct these misstatements.

(6)   The Company incorrectly recorded alternative minimum tax credits that were not properly established. As a result, the Company understated the tax provision by $69,000 in 2003 and $113,000 in 2004. The Company recorded an increase in federal income tax payable of $182,000 as of January 1, 2006, with a corresponding reduction in retained earnings to correct these misstatements.

(7)   Represents the net over-statement of net income for the indicated periods resulting from these misstatements.

(8)   Represents the reclassification from accrued compensation cost to additional paid-in capital for the options that were exercised with a fair market value greater than the assigned exercise price. Refer to (3) above for a summary related to the accrued stock compensation errors that were corrected.

(9)   Represents the net reduction in shareholders’ equity recorded as of January 1, 2006 for the initial application of SAB 108.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on management’s assessment, management believes that as of December 31, 2006, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 66 hereof.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained in the “Election of Directors” section and under the headings “Executive Officers,” “Independence of the Directors,”  “The Committees of the Board of Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.                 Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained in the “Executive Compensation” section (except for the “Compensation Committee Report on Executive Compensation”)  and  under the heading “Director Compensation” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.   Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information.   The following table sets forth information as of December 31, 2006, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Shareholders
1999 Stock Plan	339,767	$4.65	17,044
2002 Equity Compensation Plan	2,077,134	$9.36	248,383
Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—
Total	2,416,901	$8.70	265,427

(1)          Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)          The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Fees of Independent Public Accountants” and “Audit Committee Pre-Approval Policies and Procedures,” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)	(1) and (2) The response to this portion of Item 15 is included in Item 8 above.
	(3)	Exhibits
		3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the “Form SB-2”)).
3.2

Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form SB-2).

		3.3	Bylaws of Cardinal Financial Corporation (restated in electronic format as of June 14, 2006) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 5, 2006).
		4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
		10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).*
		10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).*
		10.3	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).*
10.4

Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134923).*

10.5

Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134934).*

10.6

Cardinal Financial Corporation Directors Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8, Registration No. 333-134934).*

10.7

George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8, Registration No. 333-134934).*

10.8

Executive Employment Agreement, dated March 1, 2004, between Cardinal Financial Corporation and Kim C. Liddell (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2006).*

		21	Subsidiaries of Cardinal Financial Corporation.
		23	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*                    Management contracts and compensatory plans and arrangements.

(b)          Exhibits

See Item 15(a)(3) above.

(c)           Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION

March 15, 2007	By:	/s/ BERNARD H. CLINEBURG
		Name:	Bernard H. Clineburg
		Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2007.

Signatures	Titles
/s/ BERNARD H. CLINEBURG	Chairman and Chief Executive Officer
Name: Bernard H. Clineburg	(Principal Executive Officer)
/s/ MARK A. WENDEL	Executive Vice President and
Name: Mark A. Wendel	Chief Financial Officer (Principal Financial Officer)
/s/ JENNIFER L. DEACON	Senior Vice President and Controller
Name: Jennifer L. Deacon	(Principal Accounting Officer)
/s/ B.G. BECK	Director
Name: B. G. Beck
/s/ WILLIAM G. BUCK	Director
Name: William G. Buck
/s/ SIDNEY O. DEWBERRY	Director
Name: Sidney O. Dewberry
/s/ MICHAEL A. GARCIA	Director
Name: Michael A. Garcia
/s/ J. HAMILTON LAMBERT	Director
Name: J. Hamilton Lambert
/s/ ALAN G. MERTEN	Director
Name: Alan G. Merten
/s/ WILLIAM E. PETERSON	Director
Name: William E. Peterson

/s/ JAMES D. RUSSO	Director
Name: James D. Russo
/s/ JOHN H. RUST, JR.	Director
Name: John H. Rust, Jr.
/s/ GEORGE P. SHAFRAN	Director
Name: George P. Shafran
/s/ ALICE M. STARR	Director
Name: Alice M. Starr

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the “Form SB-2”)).
3.2

Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form SB-2).

3.3	Bylaws of Cardinal Financial Corporation (restated in electronic format as of June 14, 2006) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 5, 2006).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).*
10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).*
10.3	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).*
10.4

Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134923).*

10.5

Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134934).*

10.6

Cardinal Financial Corporation Directors Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8, Registration No. 333-134934).*

10.7

George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8, Registration No. 333-134934).*

10.8

Executive Employment Agreement, dated March 1, 2004, between Cardinal Financial Corporation and Kim C. Liddell (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2006).*

21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*                    Management contracts and compensatory plans and arrangements.