Form 10-Q
period 2007-03-31
CARDINAL FINANCIAL CORP
filed 2007-05-09
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

24,470,001 shares of common stock, par value $1.00 per share, outstanding as of April 25, 2007

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
March 31, 2007 and December 31, 2006
(In thousands, except share data)

			March 31,	December 31,
Assets			2007	2006
			(Unaudited)
Cash and due from banks			$20,014	$24,585
Federal funds sold			78,370	11,491

Total cash and cash equivalents			98,384	36,076
Investment securities available-for-sale			250,447	231,631
Investment securities held-to-maturity (market value of $92,557 and $95,450 at March 31, 2007 and December 31, 2006, respectively)			94,329	97,665

Total investment securities			344,776	329,296
Other investments			10,890	9,158
Loans held for sale, net			314,305	338,731

Loans receivable, net of deferred fees and costs			870,844	845,449
Allowance for loan losses			(9,918)	(9,638)

Loans receivable, net			860,926	835,811

Premises and equipment, net			20,138	20,039
Deferred tax asset			6,397	6,415
Goodwill and intangibles, net			17,430	17,493
Bank-owned life insurance			31,078	30,646
Accrued interest receivable and other assets			15,304	14,764

Total assets			$1,719,628	$1,638,429

Liabilities and Shareholders’ Equity

Non-interest bearing deposits			$142,333	$123,301
Interest bearing deposits			1,090,069	1,095,581
Other borrowed funds			261,669	194,631
Mortgage funding checks			44,643	46,159
Escrow liabilities			5,696	3,229
Accrued interest payable and other liabilities			17,502	19,655

Total liabilities			1,561,912	1,482,556

Common stock, $1 par value	2007	2006
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	24,468,801	24,459,155	24,469	24,459
Additional paid-in capital			133,025	132,985
Retained earnings			2,225	705
Accumulated other comprehensive loss			(2,003)	(2,276)

Total shareholders’ equity			157,716	155,873

Total liabilities and shareholders’ equity			$1,719,628	$1,638,429

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	2007	2006
Interest income:
Loans receivable	$14,596	$11,505
Loans held for sale	4,379	4,278
Federal funds sold	1,020	649
Investment securities available-for-sale	2,821	2,064
Investment securities held-to-maturity	1,002	1,125
Other investments	127	89

Total interest income	23,945	19,710

Interest expense:
Deposits	12,070	7,792
Other borrowed funds	2,040	1,523

Total interest expense	14,110	9,315

Net interest income	9,835	10,395

Provision for loan losses	280	250

Net interest income after provision for loan losses	9,555	10,145

Non-interest income:
Service charges on deposit accounts	466	369
Loan service charges	386	623
Investment fee income	1,024	662
Net gain on sales of loans	2,630	2,776
Net realized gain on investment securities available-for-sale	14	—
Net realized loss on investment securities trading	(9)	—
Management fee income	321	418
Litigation recovery on previously impaired investment	33	—
Other income	444	315

Total non-interest income	5,309	5,163

Non-interest expense:
Salary and benefits	6,596	5,931
Occupancy	1,289	1,208
Professional fees	490	507
Depreciation	800	749
Data processing	344	325
Telecommunications	292	310
Amortization of intangibles	63	145
Other operating expenses	2,488	2,257

Total non-interest expense	12,362	11,432

Net income before income taxes	2,502	3,876

Provision for income taxes	737	1,309

Net income	$1,765	$2,567

Earnings per common share — basic	$0.07	$0.11

Earnings per common share — diluted	$0.07	$0.10

Weighted-average common shares outstanding — basic	24,510	24,387

Weighted-average common shares outstanding — diluted	25,040	25,042

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months ended March 31, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
Net income	$1,765	$2,567
Other comprehensive income:
Unrealized loss on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax expense of $127 in 2007 and tax benefit of $383 in 2006	246	(723)

Less: reclassification adjustment for gains included in net income net of tax expense of $5 in 2007	(9)	—
	237	(723)

Unrealized gain on derivative instruments designated as cash flow hedges, net of tax expense of $21 in 2007 and $146 in 2006	36	284

Comprehensive income	$2,038	$2,128

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended March 31, 2007 and 2006
(In thousands)
(Unaudited)

					Accumulated
			Additional	Retained	Other
	Common	Common	Paid-in	Earnings	Comprehensive
	Shares	Stock	Capital	(Deficit)	Income (Loss)	Total
Balance, December 31, 2005	24,363	$24,363	$132,150	$(5,269)	$(3,365)	$147,879

Cumulative effect at January 1, 2006, of change in method of quantifying errors	—	—	25	(438)	—	(413)

Stock options exercised	4	4	34	—	—	38

Dividends on common stock of $0.01 per share	—	—	—	(243)	—	(243)

Change in accumulated other comprehensive loss	—	—	—	—	(439)	(439)

Net income	—	—	—	2,567	—	2,567

Balance, March 31, 2006	24,367	$24,367	$132,209	$(3,383)	$(3,804)	$149,389
Balance, December 31, 2006	24,459	$24,459	$132,985	$705	$(2,276)	$155,873

Stock options exercised	10	10	37	—	—	47

Payment of deferred compensation shares	—	—	3	—	—	3

Dividends on common stock of $0.01 per share	—	—	—	(245)	—	(245)

Change in accumulated other comprehensive loss	—	—	—	—	273	273

Net income	—	—	—	1,765	—	1,765
Balance, March 31, 2007	24,469	$24,469	$133,025	$2,225	$(2,003)	$157,716

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$1,765	$2,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	800	749
Amortization of premiums, discounts and intangibles	172	365
Provision for loan losses	280	250
Loans held for sale originated	(618,047)	(673,469)
Proceeds from the sale of loans held for sale	645,103	737,719
Gain on sales of loans held for sale	(2,630)	(2,776)
Proceeds from sale, maturity and call of investment securities trading	1,992	—
Purchase of investment securities trading	(2,001)	—
Loss on sale of investments securities trading	9	—
Gain on sale of investment securities available-for-sale	(14)	—
Loss on sale of other assets	—	2
Increase in cash surrender value of bank-owned life insurance	(432)	—
Increase in accrued interest receivable, other assets and deferred tax asset	(602)	(2,202)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	774	(7,801)
Net cash provided by operating activities	27,169	55,404
Cash flows from investing activities:
Net purchases of premises and equipment	(899)	(558)
Proceeds from sale, maturity and call of investment securities available-for-sale	26,346	—
Proceeds from sale of other investments	270	—
Purchase of investment securities available-for-sale	(47,167)	(17,794)
Purchase of mortgage-backed securities available-for-sale	(3,355)	(26,545)
Purchase of other investments	(2,002)	(691)
Redemptions of investment securities available-for-sale	5,223	5,767
Redemptions of investment securities held-to-maturity	3,271	4,612
Net cash paid in acquisition	—	(342)
Net increase in loans receivable, net of deferred fees and costs	(25,395)	(24,369)
Net cash used in investing activities	(43,708)	(59,920)
Cash flows from financing activities:
Net increase in deposits	13,520	2,085
Net increase in other borrowed funds - short term	23,663	13,122
Net increase (decrease) in mortgage funding checks	(1,516)	10,442
Proceeds from FHLB advances - long term	45,000	5,000
Repayments of FHLB advances - long term	(1,625)	—
Stock options exercised	47	38
Deferred compensation payments	3	—
Dividends on common stock	(245)	(243)
Net cash provided by financing activities	78,847	30,444
Net increase in cash and cash equivalents	62,308	25,928
Cash and cash equivalents at beginning of the period	36,076	36,589
Cash and cash equivalents at end of the period	$98,384	$62,517
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,959	$9,490
Cash paid for income taxes	2,181	3,090

Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$—	$12,668

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
March 31, 2007
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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2

Summary of Significant Accounting Policies

Investment Securities Held for Trading

The Company established a new investment securities category, investment securities held for trading, during the period ending March 31, 2007. Investment securities held for trading are those securities for which the Company has purchased and holds for the purpose of selling in the near future.

Investment securities held for trading are carried at estimated fair value. Unrealized market value adjustments, fees, and realized gains or losses, net of applicable tax, on trading securities are reported in noninterest income.  Interest income on trading securities is included in interest income from investment securities within the consolidated statements of income.

Note 3

Stock-Based Compensation

At March 31, 2007, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. There are 17,644 shares of the Company’s common stock available for future grants in the Option Plan as of March 31, 2007.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting and award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan currently authorizes grants and awards with respect to 2,420,000 shares of the Company’s common stock.  There are 250,283 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of March 31, 2007.

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

The Company has only made awards of stock options under the Option Plan and the Equity Plan.

Total expense related to the Company’s share-based compensation plans for the three months ended March 31, 2007 and 2006 was $100,000 and $62,000, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $35,000 and $22,000 for the three months ended March 31, 2007 and 2006, respectively.

The weighted average per share fair values of stock option grants made during the three months ended March 31, 2007 and 2006 were $4.89 and $5.80, respectively.  The fair values of the options granted for these periods were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended
	March 31,
	2007	2006
Estimated option life	6.5 years	6.5 years
Risk free interest rate	4.81%	4.44 - 4.69%
Expected volatility	42.10%	43.20%
Expected dividend yield	0.40%	0.50%

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

Stock option activity during the three months ended March 31, 2007 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding at December 31, 2006	2,419,274	$8.70
Granted	500	10.18
Exercised	(9,646)	4.79
Forfeited	(3,000)	10.24
Outstanding at March 31, 2007	2,407,128	$8.70	7.39	$3,070
Options exercisable at March 31, 2007	2,097,000	$8.41	7.22	$3,293

Total intrinsic values of options exercised during the three months ended March 31, 2007 and 2006 were $50,000 and $53,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the three months ended March 31, 2007 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2006	410,606	$4.63
Granted	500	4.89
Vested	(98,978)	3.29
Forfeited	(2,000)	4.83
Balance at March 31, 2007	310,128	$5.06

At March 31, 2007, there were $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.7 years. The total fair value of shares that vested during the three months ended March 31, 2007 and 2006 were $360,000 and $211,000, respectively.

Note 4

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2007 and 2006 is as follows:

At and for the Three Months Ended March 31, 2007 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$9,366	$751	$—	$(282)	$—	$9,835
Provision for loan losses	280	—	—	—	—	280
Non-interest income	996	3,277	1,024	12	—	5,309
Non-interest expense	7,489	3,191	1,040	642	—	12,362
Provision for income taxes	799	299	(47)	(314)	—	737
Net income (loss)	$1,794	$538	$31	$(598)	$—	$1,765

Total Assets	$1,654,253	$330,558	$5,282	$163,384	$(433,849)	$1,719,628
Average Assets	$1,599,202	$253,094	$5,345	$163,762	$(407,609)	$1,613,794

At and for the Three Months Ended March 31, 2006 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$9,529	$1,137	$—	$(271)	$—	$10,395
Provision for loan losses	250	—	—	—	—	250
Non-interest income	903	3,587	662	11	—	5,163
Non-interest expense	6,198	4,077	655	502	—	11,432
Provision for income taxes	1,385	228	(19)	(285)	—	1,309
Net income (loss)	$2,599	$419	$26	$(477)	$—	$2,567

Total Assets	$1,408,161	$318,583	$7,605	$159,905	$(412,576)	$1,481,678
Average Assets	$1,355,941	$236,484	$6,922	$161,285	$(394,134)	$1,366,498

At March 31, 2007, the Company did not have any operating segments other than those reported. Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment. The parent company’s most significant assets are its net investments in its subsidiaries. The parent company’s net interest expense is comprised of interest income from short-term investments and interest expense on trust preferred securities. The parent company’s non-interest expense is primarily non-allocable executive salaries and professional services related to the Company’s regulatory requirements.

Note 5

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006. Stock options outstanding at March 31, 2007 and 2006 were 2,407,128 and 2,409,671, respectively. Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 32,510 and 487 for the three months ended March 31, 2007 and 2006, respectively.

(In thousands,	March 31,
except per share data)	2007	2006
Net income available to common shareholders	$1,765	$2,567
Weighted average common shares – basic	24,510	24,387
Weighted average common shares – diluted	25,040	25,042
Earnings per common share – basic	$0.07	$0.11
Earnings per common share – diluted	$0.07	$0.10

Basic earnings per share is impacted by the number of shares required to be issued under the Company’s various deferred compensation plans, and diluted earnings per share is impacted by those common shares which may be, but are not required to be, issued (depending on the elections of the participants) under these plans.

The following shows the calculation of basic outstanding shares for the three months ended March 31, 2007 and 2006:

(in thousands)	2007	2006
Weighted average common shares outstanding	24,463	24,364
Weighted average shares attributable to the
deferred compensation plan match	47	23
Total weighted average shares – basic	24,510	24,387

The following shows the calculation of diluted outstanding shares for the three months ended March 31, 2007 and 2006:

(in thousands)	2007	2006
Weighted average shares outstanding – basic (from above)	24,510	24,387
Weighted average shares attributable to deferred
compensation plan contributions	243	174
Weighted average shares attributable to vested stock options	287	458
Incremental shares attributable to unvested stock options	—	23
Total weighted average shares – diluted	25,040	25,042

Note 6

Derivatives and Hedging Activities

The Company is a party to forward loan sales contracts, which are utilized to mitigate exposure to fluctuations in interest rates related to closed loans that are held for sale.

The Company designates these derivatives as cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These hedges are recorded at fair value in the statement of condition as an other asset or other liability with a corresponding offset to accumulated other comprehensive income in shareholders’ equity. Amounts are reclassified from accumulated other comprehensive income to the income statement in the period or periods that the loan sale is reflected in income.

At March 31, 2007, accumulated other comprehensive income included an after-tax unrealized gain of $36,000 related to forward loan sales contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at March 31, 2007 that is related to the Company’s cash flow hedges will be recognized in earnings during the second quarter of 2007. For the three months ended March 31, 2007, the hedge ineffectiveness recorded through earnings was immaterial.

At March 31, 2007, the derivative asset was $2.4 million and the derivative liability was $1.4 million. The Company had $125.0 million in loan commitments and $274.2 million in associated forward loan sales. The Company also had $274.2 million in forward loan sales contracts hedging the majority of its loans held for sale portfolio.

Note 7

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at March 31, 2007 is as follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
	Gross		Gross		Gross
(In thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Balance at December 31, 2006	$1,781	$445	$795	$433	$2,576	$878
2007 activity:
Customer relationship intangibles	—	49	—	10	—	59
Trade name	—	—	—	4	—	4
Balance at March 31, 2007	$1,781	$494	$795	$447	$2,576	$941

The aggregate amortization expense for the three months ended March 31, 2007 and 2006 was $63,000 and $145,000, respectively.

The estimated amortization expense for the next five years is as follows:

(In thousands)
2007 (April — December)	$190
2008	245
2009	238
2010	238
2011	238
2012	238

The carrying amount of goodwill at March 31, 2007 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2006	$22	$12,941	$2,832	$15,795
2007 activity	—	—	—	—
Balance at March 31, 2007	$22	$12,941	$2,832	$15,795

The Company evaluates impairment of goodwill annually. During the period ending March 31, 2007, the Company performed an impairment evaluation on the assets acquired and liabilities assumed from FBR National Trust Company, and no impairment was indicated.

Note 8

Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates up to one year or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments when collateral is deemed necessary.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at March 31, 2007 are collateralized.

These instruments represent obligations of the Company to extend credit or guarantee borrowings and are not recorded on the consolidated statements of financial condition.  The rates and terms of these instruments are competitive with others in the market in which the Company operates.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amounts of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis and requires collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

At March 31, 2007, commitments to extend credit were $422.5 million and standby letters of credit were $9.0 million. The Company has not recorded a liability associated with standby letters of credit at March 31, 2007 as such amounts were immaterial.

George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of March 31, 2007 was $63,000.

The Company has derivative counter-party risk that may arise from the possible inability of George Mason’s third party investors to meet the terms of their forward sales contracts.  George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk.  The Company does not expect any third-party investor to fail to meet its obligation.

Note 9

New Accounting Pronouncement

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of March 31, 2007 and December 31, 2006, the Company had no unrecognized tax benefits.  The Company also had no interest expense and/or tax penalties during the three months ended March 31, 2007.  If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2007 and December 31, 2006 and the unaudited results of our operations for the three months ended March 31, 2007 and 2006. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

•                  risks and uncertainties related to future trust operations;

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

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are a locally managed financial holding company headquartered in Tysons Corner, Virginia, committed to providing superior customer service, a diversified mix of financial products and services, and convenient banking to our retail and business customers. We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank, Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary, and Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm. Through these three subsidiaries and George Mason Mortgage, LLC (“George Mason”), a mortgage banking subsidiary of the Bank, we offer a wide range of traditional banking products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium-sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys. We have 25 branch office locations and seven mortgage banking office locations and provide competitive products and services. We complement our core banking operations by offering a full range of investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc. and asset management services through Wilson/Bennett.

On February 9, 2006, we acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. Our trust division acts as trustee or custodian for assets in excess of $6.1 billion as of March 31, 2007. Services provided by this division include trust, estates, custody, investment management, escrows, and retirement plans. The trust division is included, along with CWS and Wilson/Bennett, in the Wealth Management and Trust Services segment. In prior periods, this segment was called Investment Services or Trust and Investment Services.

Net interest income is our primary source of revenue. We define revenue as net interest income plus non-interest income. As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely.  In addition to management of interest rate risk, we analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, non-interest income is an increasingly important source of revenue for us and includes, among other things, service charges on deposits and loans, investment fee income, which includes trust revenues, gains and losses on sales of investment securities available-for-sale, gains on sales of loans, and management fee income.

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

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio.  Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers.  Unusual and infrequently occurring events, such as weather-related disasters, may impact our assessment of possible credit losses.  As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies and nonaccrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support our estimates.

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

We discontinue hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in anticipated cash flows of the loans held for sale. In situations in which hedge accounting is discontinued, we continue to carry the derivative at its fair value on the statements of condition and recognize any subsequent changes in fair value in earnings. When hedge accounting is discontinued because it is probable an anticipated loan sale will not occur, we recognize immediately in earnings any gains and losses that were accumulated in other comprehensive income.

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

An impairment loss is then recorded for the excess of the carrying amount of the assets over their fair values. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

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

New Financial Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have any impact on our consolidated financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 amends SFAS Nos. 87, 88, 106 and 132R.  SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status.  Secondly, it requires employers to measure the plan assets and obligations that determine its funded status as of the end of the fiscal year.  Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income.  The standard was effective for fiscal years ending December 15, 2006. Adoption of this standard did not have any impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.  SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the requirements of this standard.

Statements of Income

General

Net income for the three months ended March 31, 2007 and 2006 was $1.8 million and $2.6 million, respectively, a decrease of $802,000, or 31%.  The decrease in net income for the three months ended March 31, 2007 compared to the same period of 2006 is primarily a result of decreases in net interest income and increases in non-interest expense.

Net interest income after provision for loan losses decreased $590,000, or 6%, to $9.6 million for the three months ended March 31, 2007 compared to $10.1 million for the same period of 2006.  This decrease is primarily a result of increases in interest expense which were greater than the increases in interest income.  Non-interest income increased $146,000 to $5.3 million for the three months ended March 31, 2007 compared to $5.2 million for the same period of 2006.  Non-interest expense increased $930,000, or 8%, to $12.4 million for the three months ended March 31, 2007, compared to $11.4 million for the same period of 2006.

Basic earnings per share were $0.07 and $0.11 for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, diluted earnings per share were $0.07 and $0.10, respectively. Weighted average fully diluted shares outstanding for the three months ended March 31, 2007 and 2006 were 25,039,757 and 25,041,694, respectively.

Return on average assets for the three months ended March 31, 2007 and 2006 was 0.44% and 0.75%, respectively. Return on average equity for the three months ended March 31, 2007 and 2006 was 4.50% and 6.87%, respectively.

Net income attributable to the Commercial Banking segment for the three months ended March 31, 2007 and 2006 was $1.8 million and $2.6 million, respectively.  The decrease in net income for the three months ended March 31, 2007 compared to the same period of 2006 in the Commercial Banking segment is primarily attributable to an increase in non-interest expense related to the additional branch offices opened over the past twelve months and a decline in net interest income.

Net income attributable to the Mortgage Banking segment for the three months ended March 31, 2007 and 2006 was $538,000 and $419,000, respectively.  The increase in the Mortgage Banking segment’s net income for the three months ended March 31, 2007 compared to the same period of 2006 was due to decreases in non-interest expense related to expense controls put in place during the second half of 2006.

The Wealth Management and Trust Services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded net income of $31,000 for the three months ended March 31, 2007, compared to net income of $26,000 for the same period 2006.  The trust division of the Bank is included in the results of operations since the date of acquisition, February 9, 2006.

Net Interest Income

Net interest income represents the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended March 31, 2007 and 2006 was $9.8 million and $10.4 million, respectively, a period-to-period decrease of $560,000, or 5%. The decrease in net interest income is primarily the result of the current interest margin pressure resulting from the inverted yield curve which is causing a higher increase in our cost of interest-bearing liabilities than our increase in the yields earned for average earning assets.  Net interest income on a tax equivalent basis for the three months ended March 31, 2007 and 2006 was $9.9 million and $10.4 million, respectively.

Our net interest margin, which equals net interest income divided by average earning assets, was 2.60% and 3.16%, respectively, for the three months ended March 31, 2007 and 2006. The decrease in the net interest margin for the three months ended March 31, 2007 compared to the same period of 2006 is a result of a higher increase in the cost of interest-bearing liabilities than the increase in yields earned for average earning assets.  Tables 1 and 2 present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Table 1.

Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities
Three Months Ended March 31, 2007, 2006 and 2005
(In thousands)

	2007			2006			2005
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$103,408	$1,949	7.54%	$73,098	$1,305	7.14%	$60,873	$856	5.62%
Real estate - commercial	324,412	5,340	6.58	271,044	4,392	6.48	223,879	3,380	6.04
Real estate - construction	160,346	3,382	8.44	129,026	2,539	7.87	68,969	1,117	6.48
Real estate - residential	197,781	2,676	5.41	158,040	2,005	5.07	84,962	1,143	5.38
Home equity lines	63,827	1,167	7.31	76,449	1,172	6.22	61,268	684	4.53
Consumer	4,880	94	7.70	4,999	92	7.36	5,909	100	6.77
Total loans	854,654	14,608	6.84	712,656	11,505	6.46	505,860	7,280	5.76

Loans held for sale, net	248,962	4,379	7.04	233,560	4,278	7.33	289,024	3,358	4.65
Investment securities - trading	45	1	4.56	—	—	0.00	—	—	0.00
Investment securities - available-for-sale	241,383	2,896	4.80	192,106	2,072	4.32	153,907	1,431	3.72
Investment securities held-to-maturity	96,158	1,002	4.17	113,294	1,125	3.97	135,945	1,307	3.85
Other investments	8,727	127	5.82	6,563	89	5.43	5,172	54	4.19
Federal funds sold	79,911	1,024	5.13	59,569	649	4.42	11,162	61	2.20

Total interest-earning assets and interest income	1,529,840	24,037	6.28%	1,317,748	19,718	5.99%	1,101,070	13,491	4.90%

Non-interest earning assets:
Cash and due from banks	$9,390			$7,278			$2,519
Premises and equipment, net	20,180			18,157			17,000
Goodwill and other intangibles, net	17,469			20,471			14,501
Accrued interest and other assets	46,659			11,269			7,804
Allowance for loan losses	(9,744)			(8,425)			(5,988)
Total assets	$1,613,794			$1,366,498			$1,136,906

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	129,251	921	2.88%	125,284	722	2.34%	139,160	429	1.25%
Money markets	63,739	379	2.38	185,874	1,186	2.55	43,021	170	1.58
Statement savings	351,121	4,168	4.76	9,476	32	1.36	8,688	22	1.01
Certificates of deposit	568,904	6,602	4.64	620,123	5,852	3.77	553,079	4,056	2.93
Total interest - bearing deposits	1,113,015	12,070	4.40	940,757	7,792	3.36	743,948	4,677	2.55

Other borrowed funds	199,725	2,040	4.14	145,102	1,523	4.25	153,580	992	2.59

Total interest-bearing liabilities and interest expense	1,312,740	14,110	4.36	1,085,859	9,315	3.48	897,528	5,669	2.56

Noninterest-bearing liabilities:
Demand deposits	123,567			110,321			103,883
Other liabilities	20,496			20,842			37,980
Common shareholders’ equity	156,991			149,476			97,515
Total liabilities and shareholders’ equity	$1,613,794			$1,366,498			$1,136,906
Net interest income and net interest margin (2)		$9,927	2.60%		$10,403	3.16%		$7,822	2.84%

(1)             Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.

(2)             Interest income for loans receivable, investment securities available-for-sale and fed funds sold (which includes investments in money market preferred stock) is reported on a fully taxable-equivalent basis at a rate of 35%.

Table 2.

Rate and Volume Analysis
Three Months Ended March 31, 2007, 2006 and 2005
(In thousands)

	2007 Compared to 2006			2006 Compared to 2005
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$541	$103	$644	$172	$277	$449
Real estate - commercial	865	83	948	712	300	1,012
Real estate - construction	616	227	843	973	449	1,422
Real estate - residential	504	167	671	983	(121)	862
Home equity lines	(179)	174	(5)	168	320	488
Consumer	(2)	4	2	(15)	7	(8)
Total loans	2,345	758	3,103	2,993	1,232	4,225

Loans held for sale, net	282	(181)	101	(644)	1,564	920
Investment securities - trading	1	—	1	—	—	—
Investment securities - available-for-sale	538	286	824	355	286	641
Investment securities held-to-maturity	(170)	47	(123)	(218)	36	(182)
Other investments	30	8	38	15	20	35
Federal funds sold	236	139	375	262	326	588
Total interest income	3,262	1,057	4,319	2,763	3,464	6,227

Interest expense:

Interest - bearing deposits:
Interest checking	25	174	199	(42)	335	293
Money markets	(780)	(27)	(807)	564	452	1,016
Statement savings	1,195	2,941	4,136	2	8	10
Certificates of deposit	(466)	1,216	750	497	1,299	1,796
Total interest - bearing deposits	(26)	4,304	4,278	1,021	2,094	3,115
Other borrowed funds	573	(56)	517	(58)	589	531
Total interest expense	547	4,248	4,795	963	2,683	3,646
Net interest income (2)	$2,715	$(3,191)	$(476)	$1,800	$781	$2,581

(1)             Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the years presented.

(2)             Interest income for loans receivable, investment securities available-for-sale and fed funds sold (which includes investments in money market preferred stock) is reported on a fully taxable-equivalent basis at a rate of 35%.

(3)             Changes attributable to rate/volume have been allocated to volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2007 and 2006 was $280,000 and $250,000, respectively. The slight increase in provision expense for the three months ended March 31, 2007 compared to the same period of 2006 is primarily the result of our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses at March 31, 2007 and December 31, 2006 was $9.9 million and $9.6 million, respectively. Our allowance for loan losses ratio to loans receivable, net was 1.14% at each of March 31, 2007 and December 31, 2006. Non-performing loans were equal to 0.01% of total loans receivable for each of March 31, 2007 and December 31, 2006.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in Tables 3, 4 and 5.

Table 3.

Allowance for Loan Losses
Three Months Ended March 31, 2007 and 2006
(In thousands)

	2007	2006
Beginning balance, January 1	$9,638	$8,301

Provision for loan losses	280	250

Loans charged off:
Commercial and industrial	—	(42)
Consumer	—	(1)
Total loans charged off	—	(43)

Recoveries:
Commercial and industrial	—	12
Consumer	—	—
Total recoveries	—	12

Net (charge offs) recoveries	—	(31)

Ending balance, March 31,	$9,918	$8,520

	March 31,	December 31,
	2007	2006
Loans:
Balance at period end	$870,844	$845,449
Allowance for loan losses to
loans receivable, net of fees	1.14%	1.14%
Annualized net charge-offs to average loans receivable	0.00%	0.00%

Table 4.

Allocation of the Allowance for Loan Losses
At March 31, 2007 and December 31, 2006
(In thousands)

	March 31,		December 31,
	2007		2006
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,593	11.77%	$1,670	12.09%
Real estate — commercial	4,283	39.96	3,687	37.50
Real estate — construction	1,884	18.11	1,764	18.27
Real estate — residential	1,582	22.64	2,025	23.80
Home equity lines	471	6.97	384	7.75
Consumer	105	0.55	108	0.59
Total allowance for loan losses	$9,918	100.00%	$9,638	100.00%

*                    Percentage of loan type to the total loan portfolio.

Table 5.

Nonperforming Loans Receivable
At March 31, 2007 and December 31, 2006
(In thousands)

	March 31,	December 31,
	2007	2006
Nonaccruing loans	$69	$82

Loans contractually past-due 90 days or more	—	—
Total nonperforming loans receivable	$69	$82

Non-Interest Income

Non-interest income includes, among other things, service charges on deposits and loans, gains on the sale of mortgage loans, investment fee income, and management fee income, and continues to be an important factor in our operating results. Non-interest income for the three months ended March 31, 2007 and 2006 was $5.3 million and $5.2 million, respectively, an increase of $146,000, or 3%. Net gains on sales of loans held for sale by George Mason for the three months ended March 31, 2007 and 2006 were $2.6 million and $2.8 million, respectively, a decrease of $146,000, or 5%.  Included in the net gains on sales of loans held for sale are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination. Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.   Management fee income for the three months ended March 31, 2007 and 2006 was $321,000 and $418,000, respectively, a decrease of $97,000, or 23%. Management fee income represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales.

Service charges on deposit accounts increased $97,000 to $466,000 for the three months ended March 31, 2007 compared to $369,000 for the same period of 2006. The increase in service charges on deposit accounts is primarily the result of an increased number of deposit accounts in 2007 compared to 2006. Loan service charge income decreased $237,000 to $386,000 for the three months ended March 31, 2007, compared to $623,000 for the same period of 2006.  The decrease in loan service charge income is related to a decrease in prepayment penalties at the Bank and a decrease in service charges recorded in the mortgage banking segment, which is related to the slowdown in the regional housing market.

Investment fee income increased $362,000 to $1.0 million for the three months ended March 31, 2007 compared to $662,000 for the same period of 2006. The increases in investment fee income are primarily attributable to the trust division whose operations are included for the full three months of 2007, but only the first two months in the first quarter of 2006.

Non-interest income for the three months ended March 31, 2007 and 2006 represented 35% and 33% of our total revenues, respectively.

Non-Interest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense for the three months ended March 31, 2007 was $12.4 million, compared to $11.4 million for the same period of 2006, an increase of $930,000, or 8%.  Non-interest expense has increased as a result of our branch office expansion during the past twelve months. Expenses related to the branch expansion are represented in the increases in our salaries and benefits expense, occupancy expense and depreciation expense.

Income Taxes

For the three months ended March 31, 2007, we recorded a provision for income tax expense of $737,000, compared to income tax expense of $1.3 million for the same period of 2006.  Our effective tax rate for the three months ended March 31, 2007 and 2006 was 29.5% and 33.8%, respectively.  The decrease in the effective tax rate from 2006 to 2007 is primarily the result of our adding tax-exempt investments during the second half of 2006 and continuing into 2007.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $1.72 billion at March 31, 2007, compared to $1.64 billion at December 31, 2006, an increase of $81.0 million, or 5%. This growth was driven primarily by increases in loans receivable and the investment securities portfolio, which were funded by growth in our deposits and other borrowed funds.

Investment Securities

Investment securities were $344.8 million at March 31, 2007, compared to $329.3 million at December 31, 2006, an increase of $15.5 million, or 5%. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. At March 31, 2007, investment securities available-for-sale were $250.4 million and investment securities held-to-maturity were $94.3 million. See Table 6 for additional information on our investment securities portfolio.

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

Table 6.

Investment Securities
At March 31, 2007 and December 31, 2006
(In thousands)

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at March 31, 2007
U.S. government-sponsored agencies
One to five years	$51,977	$51,609	4.90%
Five to ten years	30,884	30,826	5.78
Total U.S. government-sponsored agencies	82,861	82,435	5.23

Mortgage-backed securities*
One to five years	4,167	4,072	4.18
Five to ten years	12,283	11,976	3.79
After ten years	123,832	121,580	4.81
Total mortgage-backed securities	140,282	137,628	4.70

Municipal securities
After ten years	29,940	29,788	4.08
Total municipal securities	29,940	29,788	4.08

U. S. treasury securities
One to five years	596	596	5.15
Total U.S. treasury securities	596	596	5.15
Total investment securities available-for-sale	$253,679	$250,447	4.80%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at March 31, 2007
U.S. government-sponsored agencies
One to five years	$8,967	$8,774	3.50%
Five to ten years	13,016	12,814	4.73
After ten years	2,000	1,979	5.27
Total U.S. government-sponsored agencies	23,983	23,567	4.31

Mortgage-backed securities*
Five to ten years	6,225	6,096	4.21
After ten years	56,116	55,007	4.37
Total mortgage-backed securities	62,341	61,103	4.35

Corporate bonds
After ten years	8,005	7,887	4.21
Total corporate bonds	8,005	7,887	4.21
Total investment securities held-to-maturity	94,329	92,557	4.33
Total investment securities	$348,008	$343,004	4.67%

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at December 31, 2006
U.S. government-sponsored agencies
One to five years	$51,973	$51,517	4.90%
Five to ten years	15,520	15,480	5.72
Total U.S. government-sponsored agencies	67,493	66,997	5.09

Mortgage-backed securities*
One to five years	4,406	4,312	4.18
Five to ten years	10,599	10,291	3.76
After ten years	127,197	124,511	4.76
Total mortgage-backed securities	142,202	139,114	4.67

Municipal securities
After ten years	25,047	25,031	4.10
Total municipal securities	25,047	25,031	4.10

U. S. treasury securities
One to five years	489	489	5.14
Total U.S. treasury securities	489	489	5.14
Total investment securities available-for-sale	$235,231	$231,631	4.73%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at December 31, 2006
U.S. government-sponsored agencies
One to five years	$8,967	$8,734	3.50%
Five to ten years	13,018	12,777	4.44
After ten years	2,000	1,971	5.30
Total U.S. government-sponsored agencies	23,985	23,482	4.16

Mortgage-backed securities*
Five to ten years	6,702	6,544	4.21
After ten years	58,974	57,560	4.35
Total mortgage-backed securities	65,676	64,104	4.34

Corporate bonds
After ten years	8,004	7,864	4.21
Total corporate bonds	8,004	7,864	4.21
Total investment securities held-to-maturity	97,665	95,450	4.28

Total investment securities	$332,896	$327,081	4.60%

*                    Based on contractual maturities

Loans

Loans receivable, net of deferred fees and costs, increased by $25.4 million, or 3%, to $870.8 million at March 31, 2007 from $845.4 million at December 31, 2006. See Table 7 for details on the loans receivable portfolio. We experienced growth in our real estate commercial and real estate construction loan portfolios. We expect continued growth within these loan categories over the reminder of 2007 due to our increased legal lending limit of $21.7 million at March 31, 2007 and the volume of loans we have scheduled for funding. During the first quarter of 2007, we had decreases in residential real estate and home equity loans as there were net payoffs within these loan categories during the quarter.  In addition, we had $314.3 million in loans held for sale, net at March 31, 2007, compared to $338.7 million at December 31, 2006, a decrease of $24.4 million. Loans that are held for sale, net are valued at the lower of cost or market value. The decrease in loans held for sale at March 31, 2007 compared to December 31, 2006 is directly related to the slowdown in the regional housing market.

Table 7.

Loans Receivable
At March 31, 2007 and December 31, 2006
(In thousands)

	March 31, 2007		December 31, 2006
Commercial and industrial	$102,574	11.77%	$102,284	12.09%
Real estate – commercial	348,098	39.96	317,201	37.50
Real estate – construction	157,802	18.11	154,525	18.27
Real estate – residential	197,215	22.64	201,320	23.80
Home equity lines	60,726	6.97	65,557	7.75
Consumer	4,783	0.55	4,904	0.59

Gross loans	$871,198	100.00%	845,791	100.00%

Net deferred (fees) costs	(354)		(342)
Less: allowance for loan losses	(9,918)		(9,638)

Loans receivable, net	$860,926		$835,811

Deposits

Total deposits were $1.23 billion at March 31, 2007 compared to $1.22 billion at December 31, 2006. We experienced increases in our non-interest bearing checking and savings deposit products, which offset decreases in our interest-bearing checking and money market deposits and certificates of deposit. See Table 8 for details on certificates of deposit with balances of $100,000 or more. Our savings deposits continue to increase as a result of our Simply Savings product, which allows new customers to earn a yield of 5.01% on funds deposited with us.  We had brokered certificates of deposit of $5.0 million at each of March 31, 2007 and December 31, 2006.

Table 8.

Certificates of Deposit of $100,000 or More
At March 31, 2007
(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$107,977	$29,675	$137,652
Over three months through six months	29,786	18,287	48,072
Over six months through twelve months	34,470	13,553	48,023
Over twelve months	21,478	694	22,172
	$193,711	$62,209	$255,920

*                    No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds increased $67.0 million to $261.7 million at March 31, 2007, compared to $194.6 million at December 31, 2006. Treasury, Tax & Loan Note option borrowings decreased $1.1 million to $3.9 million at March 31, 2007 compared to $5.0 million at December 31, 2006.  FHLB advances increased $37.4 million to $160.1 million at March 31, 2007 compared to $122.7 million at December 31, 2006. Customer repurchase agreements increased $30.8 million to $77.1 million at March 31, 2007 compared to $46.3 million at December 31, 2006.  Table 9 provides information on our borrowings.

Table 9.

Short-Term Borrowings and Other Borrowed Funds
At March 31, 2007
(In thousands)

Short-term FHLB advances:				Amount
Advance Date	Term of Advance	Date Due	Interest Rate	Outstanding
Apr-04	3 years	Apr-07	3.15%	$3,000
Jun-05	2 years	Jun-07	4.12	10,000
Jul-03	4 years	Jul-07	2.63	6,250
Nov-06	1 year	Nov-07	4.06	5,000
Dec-04	3 years	Dec-07	3.59	7,500
Dec-06	1 year	Dec-07	4.24	5,000
May-04	3 years	May-07	3.50	10,000
Jan-06	2 years	Jan-08	3.93	5,000
Mar-07	1 year	Mar-08	4.06	10,000
Mar-07	1 year	Mar-08	4.01	5,000
Total short-term FHLB advances and weighted average rate			3.76%	$66,750

Other short-term borrowed funds:
TT&L Note option			3.19%	$3,892
Customer repurchase agreements			2.63	77,075
Total other short-term borrowed funds and weighted average rate			2.66%	$80,967

Other borrowed funds:
Trust preferred			7.63%	$20,619
FHLB advances - long term			4.29	93,333
Other borrowed funds and weighted average rate			4.89%	$113,952

Total other borrowed funds and weighted average rate			3.91%	$261,669

At March 31, 2007, mortgage funding checks decreased by $1.5 million to $44.6 million, compared to $46.2 million at December 31, 2006. These liabilities are related to George Mason and are used to fund the loans in process of being sold. George Mason has credit facilities with the Bank and also has a third party facility of $250 million. There were no borrowings outstanding under this third party facility at March 31, 2007.

Shareholders’ Equity

Shareholders’ equity at March 31, 2007 was $157.7 million, an increase of $1.8 million, compared to $155.9 million at December 31, 2006. The increase from the year end was primarily a result of net income of $1.8 million for the three months ended March 31, 2007. Book value per share at March 31, 2007 was $6.45 compared to $6.37 at December 31, 2006. Tangible book value per share at March 31, 2007 was $5.82 compared to $5.75 at December 31, 2006.

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

For the three months ended March 31, 2007, the Commercial Banking segment recorded net income of $1.8 million compared to $2.6 million for the same period of 2006, a decrease of $805,000. The decrease in net income is primarily related to our decrease in net interest margin and increases in non-interest expense related to the branch expansion that has occurred over the past twelve months.  At March 31, 2007, total assets for this segment were $1.65 billion, loans receivable, net of deferred fees and costs, were $870.8 million and total deposits were $1.23 billion. At March 31, 2006, total assets were $1.41 billion, loans receivable, net of deferred fees and costs, were $730.0 million and total deposits were $1.07 billion.

Mortgage Banking

The operations of the Mortgage Banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended March 31, 2007 and 2006, the Mortgage Banking segment recorded net income of $538,000 and $419,000, respectively. The increase in net income is directly related to the expense controls put into place during the second half of 2006, partially offset by decreases in non-interest income related to our decreased volume of loans held for sale.  Non-interest expense decreased $886,000, or 22%, to $3.2 million for the three months ended March 31, 2007 compared to $4.1 million for the same three month period of 2006.  At March 31, 2007, total assets for this segment were $330.6 million, loans held for sale, net were $314.3 million and mortgage funding checks were $44.6 million. At March 31, 2006, total assets were $318.6 million, loans held for sale, net were $300.2 million and mortgage funding checks were $52.1 million.

Wealth Management and Trust Services

The Wealth Management and Trust Services segment provides investment and financial services to business and individuals, including financial planning, retirement/estate planning, trusts, estates, custody, investment management, escrows, and retirement plans. Operations of the Bank’s trust division is included in this operating segment since the date we acquired certain fiduciary and other assets and assumed certain liabilities on February 9, 2006.

For the three months ended March 31, 2007, the Wealth Management and Trust Services segment recorded net income of $31,000, compared to net income of $26,000 for the same period of 2006. At March 31, 2007, total assets were $5.3 million and managed and custodial assets were $6.2 billion. At March 31, 2006, total assets for this segment were $7.6 million and managed and custodial assets were $6.0 billion.

Information pertaining to our business segments can be found in Note 4 to the Notes to Consolidated Financial Statements.

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

At March 31, 2007, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 13.03% and 13.84%, respectively. At December 31, 2006, our Tier 1 and total risk-based capital ratios were 13.25% and 14.06%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions. Table 10 provides additional information pertaining to our capital ratios.

Table 10.

Capital Components

At March 31, 2007 and December 31, 2006

(In thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Cardinal Financial Corporation (Consolidated):	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2007
Total risk-based capital/ Total capital to risk-weighted assets	$172,371	13.84%	$99,636	>8.00%	$124,545	>10.00%
Tier I capital/ Tier I capital to risk-weighted assets	162,289	13.03%	49,818	>4.00%	74,727	>6.00%
Tier I capital/ Total capital to average assets	162,289	10.17%	63,853	>4.00%	79,816	>5.00%

At December 31, 2006
Total risk-based capital/ Total capital to risk-weighted assets	$170,457	14.06%	$97,010	>8.00%	$121,263	>10.00%
Tier I capital/ Tier I capital to risk-weighted assets	160,656	13.25%	48,505	>4.00%	72,758	>6.00%
Tier I capital/ Total capital to average assets	160,656	10.68%	60,180	>4.00%	75,225	>5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Cardinal Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2007
Total risk-based capital/ Total capital to risk-weighted assets	$144,670	11.65%	$99,345	>8.00%	$124,181	>10.00%
Tier I capital/ Tier I capital to risk-weighted assets	134,588	10.84%	49,673	>4.00%	74,509	>6.00%
Tier I capital/ Total capital to average assets	134,588	8.45%	63,739	>4.00%	79,673	>5.00%

At December 31, 2006
Total risk-based capital/ Total capital to risk-weighted assets	$141,885	11.73%	$96,742	>8.00%	$120,927	>10.00%
Tier I capital/ Tier I capital to risk-weighted assets	132,084	10.92%	48,371	>4.00%	72,556	>6.00%
Tier I capital/ Total capital to average assets	132,084	8.80%	60,038	>4.00%	75,048	>5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing business activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us. The required payments under such obligations are detailed in Table 11.

Table 11.

Contractual Obligations

At March 31, 2007

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Certificates of deposit	$541,280	$479,058	$40,432	$21,681	$109

Brokered certificates of deposit	4,969	—	—	4,969	—

Advances from the Federal Home Loan Bank of Atlanta	160,083	66,750	58,333	35,000	—

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	15,288	3,481	2,786	4,476	4,545

Total	$742,239	$549,289	$101,551	$66,126	$25,273

Commitments and Contingencies

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments represent our obligation to extend credit or guarantee borrowings that are not recorded on the consolidated statements of financial condition.  The rates and terms of these instruments are competitive with others in the market in which we operate.  The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Bank’s maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At March 31, 2007, commitments to extend credit were $422.5 million and standby letters of credit were $9.0 million. We have not recorded a liability associated with standby letters of credit at March 31, 2007 as such amounts were immaterial.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. We evaluate each customer’s credit worthiness on a case-by-case basis and require collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments we issued to guarantee the performance of the contractual obligations by a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. We hold certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments when collateral is deemed necessary.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at March 31, 2007 are collateralized.

George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of March 31, 2007 was $63,000.

We have derivative counter-party risk that may arise from the possible inability of George Mason’s third party investors to meet the terms of their forward sales contracts.  George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk.  We do not expect any third-party investor to fail to meet its obligation.

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

In addition to deposits, we have access to various wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We also maintain secured lines of credit with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. Having diverse funding alternatives reduces our reliance on any one source for funding.

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

George Mason and the Bank have a one year $150 million floating rate revolving credit and security agreement with a third party. The purpose of this credit facility is to fund residential mortgage loans made by George Mason prior to their sale into the secondary market. The credit facility requires, among other things, that George Mason and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth levels. The Company has guaranteed repayment of this debt. The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%. At March 31, 2007, none of this line was utilized.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $348.8 million at March 31, 2007 or 20% of total assets. We held investments that are classified as held-to-maturity in the amount of $94.3 million at March 31, 2007. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged the majority of its investment securities to the Federal Home Loan Bank of Atlanta with additional investment securities pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at March 31, 2007 was $188.7 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $14.4 million at March 31, 2007. As described above, George Mason has $250 million of lines of credit available from outside sources.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Interest Rate Sensitivity

We are exposed to various business risks including interest rate risk. Our goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that we maintain. We manage interest rate risk through an asset and liability committee (“ALCO”). ALCO is responsible for managing the interest rate risk in conjunction with liquidity and capital management.

We employ an independent consulting firm to model our interest rate sensitivity.  We use a net interest income simulation model as our primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as NOW, Money Market, savings accounts and certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 200 basis points and up 200 basis points. In the ramped down rate change, the model moves rates gradually down 200 basis points over the first year and then rates remain flat in the second year. For the up 200 basis point scenario, rates are gradually moved up 200 basis points in the first year and then rates remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

At March 31, 2007, we were liability sensitive for the entire two year simulation period.   Liability sensitive means that we had more liabilities repricing than assets. We have more of our liabilities in non-maturity or short-term deposit products than we have in floating rate assets.  In a decreasing interest rate environment, net interest income would grow for a liability sensitive bank.  In the down 200 basis point scenario, net interest income improves by not more than 6.7% for the one year period and by not more than 8.3% over the two year time horizon. In the up 200 basis point scenario, for a liability sensitive bank, net interest income should contract in a rising rate environment.  In the up 200 basis point scenario, net interest income declines by not more than 1% in the first year and declines by not more than 3% over the two year time horizon.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our Asset/Liability Committee is responsible for reviewing our liquidity requirements and maximizing our net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Interest rate risk arises because the assets of the Bank and the liabilities of the Bank have different maturities and characteristics. In order to measure this interest rate risk, we use a simulation process that measures the impact of changing interest rates on net interest income. This model is run for the Bank by an independent consulting firm. The simulations incorporate assumptions related to expected activity in the balance sheet. For maturing assets, assumptions are developed for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as NOW, Money Market, savings accounts and certificates of deposit. Based on inputs that include the most recent period end balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that interest rates remain unchanged. This becomes the base case. Next, the model determines the impact on net interest income given specified changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 200 basis points and up 200 basis points. In the ramped down rate change, the model moves rates gradually down 200 basis points over the first year and then rates remain flat in the second year. For the up 200 basis point scenario, rates are gradually increased by 200 basis points in the first year and remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

At March 31, 2007, we were liability sensitive for the entire two year simulation period.   Liability sensitive means that we had more liabilities repricing than assets. We have more of our liabilities in non-maturity or short-term deposit products than we have in floating rate assets.  In a decreasing interest rate environment, net interest income would grow for a liability sensitive bank.  In the down 200 basis point scenario, net interest income improves by not more than 6.7% for the one year period and by not more than 8.3% over the two year time horizon.  In the up 200 basis point scenario, for a liability sensitive bank, net interest income should contract in a rising rate environment.  In the up 200 basis point scenario, net interest income declines by not more than 1% in the first year and declines by not more than 3% over the two year time horizon.

See also “Interest Rate Sensitivity” in Item 2 above for a discussion of our interest rate risk.

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

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities.  The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2006.  These risk factors have not changed as of the date of this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)        On February 26, 2007, we publicly announced that the Board of Directors had adopted a program to repurchase up to 1,000,000 shares of our common stock.  The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that we will purchase shares during any period.  No termination date was set for the buyback program. Shares may be purchased in the open market or through privately negotiated transactions.  No shares of common stock were repurchased during the first quarter of 2007 under this program.

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: May 9, 2007	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark A. Wendel
Date: May 9, 2007	Mark A. Wendel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jennifer L. Deacon
Date: May 9, 2007	Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)