Form 10-Q
period 2007-06-30
CARDINAL FINANCIAL CORP
filed 2007-08-09
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

24,249,861 shares of common stock, par value $1.00 per share,

outstanding as of July 24, 2007

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2007 and December 31, 2006

(In thousands, except share data)

			June 30,	December 31,
			2007	2006
			(Unaudited)
Assets
Cash and due from banks			$17,034	$24,585
Federal funds sold			8,549	11,491
Total cash and cash equivalents			25,583	36,076
Investment securities available-for-sale			285,996	231,631
Investment securities held-to-maturity (market value of $86,242 and $95,450 at June 30, 2007 and December 31, 2006, respectively)			88,497	97,665
Total investment securities			374,493	329,296
Other investments			11,221	9,158
Loans held for sale, net			352,927	338,731
Loans receivable, net of deferred fees and costs			928,648	845,449
Allowance for loan losses			(10,358)	(9,638)
Loans receivable, net			918,290	835,811
Premises and equipment, net			19,617	20,039
Deferred tax asset			7,670	6,415
Goodwill and intangibles, net			17,366	17,493
Bank-owned life insurance			31,503	30,646
Accrued interest receivable and other assets			19,218	14,764
Total assets			$1,777,888	$1,638,429
Liabilities and Shareholders’ Equity
Non-interest bearing deposits			$139,178	$123,301
Interest bearing deposits			1,046,655	1,095,581
Other borrowed funds			371,617	194,631
Mortgage funding checks			33,888	46,159
Escrow liabilities			2,990	3,229
Accrued interest payable and other liabilities			28,722	19,655
Total liabilities			1,623,050	1,482,556

Common stock, $1 par value	2007	2006
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	24,249,861	24,459,155	24,250	24,459
Additional paid-in capital			131,076	132,985
Retained earnings			3,922	705
Accumulated other comprehensive loss			(4,410)	(2,276)
Total shareholders’ equity			154,838	155,873
Total liabilities and shareholders’ equity			$1,777,888	$1,638,429

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and six months ended June 30, 2007 and 2006

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans receivable	$15,421	$12,522	$30,017	$24,027
Loans held for sale	5,319	5,276	9,698	9,553
Federal funds sold	96	85	1,094	735
Investment securities available-for-sale	3,069	2,627	5,889	4,691
Investment securities held-to-maturity	960	1,102	1,963	2,227
Other investments	183	88	332	177
Total interest income	25,048	21,700	48,993	41,410
Interest expense:
Deposits	11,740	9,136	23,809	16,927
Other borrowed funds	3,076	1,853	5,116	3,377
Total interest expense	14,816	10,989	28,925	20,304
Net interest income	10,232	10,711	20,068	21,106
Provision for loan losses	475	390	755	640
Net interest income after provision for loan losses	9,757	10,321	19,313	20,466
Non-interest income:
Service charges on deposit accounts	502	389	968	758
Loan service charges	436	558	822	1,181
Investment fee income	1,111	974	2,135	1,636
Net gain on sales of loans	2,435	2,521	5,065	5,297
Net realized gain on investment securities available-for-sale	—	—	14	—
Net realized loss on investment securities trading	(3)	—	(11)	—
Management fee income	348	664	670	1,082
Litigation recovery on previously impaired investment	33	—	66	—
Other income	447	434	890	750
Total non-interest income	5,309	5,540	10,619	10,704
Non-interest expense:
Salary and benefits	6,049	6,099	12,645	12,030
Occupancy	1,337	1,295	2,627	2,503
Professional fees	426	714	916	1,221
Depreciation	797	789	1,597	1,538
Data processing	355	315	699	640
Telecommunications	286	311	578	621
Amortization of intangibles	63	145	127	293
Other operating expenses	2,995	2,780	5,483	5,034
Total non-interest expense	12,308	12,448	24,672	23,880
Net income before income taxes	2,758	3,413	5,260	7,290
Provision for income taxes	816	1,049	1,553	2,358
Net income	$1,942	$2,364	$3,707	$4,932
Earnings per common share - basic	$0.08	$0.10	$0.15	$0.20
Earnings per common share - diluted	$0.08	$0.09	$0.15	$0.20
Weighted-average common shares outstanding - basic	24,448,103	24,415,545	24,478,817	24,401,460
Weighted-average common shares outstanding - diluted	24,975,595	24,995,818	25,000,523	24,993,471

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and six months ended June 30, 2007 and 2006

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$1,942	$2,364	$3,707	$4,932
Other comprehensive loss:
Unrealized loss on available-for-sale investment securities:
Unrealized holding loss arising during the period, net of tax benefit of $1.1 million and $1.0 million for the three and six months ended June 30, 2007 and tax expense of $1.1 million and $1.5 million for the three and six months ended June 30, 2006	(2,168)	(2,031)	(1,923)	(2,754)

Less: reclassification adjustment for gains included in net income net of tax expense of $5 in 2007	—	—	(9)	—
	(2,168)	(2,031)	(1,932)	(2,754)
Unrealized loss on derivative instruments designated as cash flow hedges, net of tax benefit of $133 and $112 for the three and six months ended June 30, 2007 and tax expense of $312 and $168 for the three and six months ended June 30, 2006	(240)	(552)	(202)	(268)
Comprehensive income (loss)	$(466)	$(219)	$1,573	$1,910

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2007 and 2006

(In thousands)

(Unaudited)

					Accumulated
			Additional	Retained	Other
	Common	Common	Paid-in	Earnings	Comprehensive
	Shares	Stock	Capital	(Deficit)	Loss	Total

Balance, December 31, 2005	24,363	$24,363	$132,150	$(5,269)	$(3,365)	$147,879

Cumulative effect at January 1, 2006, of change in method of quantifying errors	—	—	25	(438)	—	(413)

Stock options exercised	31	31	196	—	—	227

Payment of deferred compensation shares	—	—	(4)	—	—	(4)

Dividends on common stock of $0.02 per share	—	—	—	(487)	—	(487)

Change in accumulated other comprehensive loss	—	—	—	—	(3,021)	(3,021)

Net income	—	—	—	4,932	—	4,932
Balance, June 30, 2006	24,394	$24,394	$132,367	$(1,262)	$(6,386)	$149,113
Balance, December 31, 2006	24,459	$24,459	$132,985	$705	$(2,276)	$155,873

Stock options exercised	15	15	53	—	—	68

Payment of deferred compensation shares	—	—	4	—	—	4

Purchase and retirement of common stock	(224)	(224)	(1,966)	—	—	(2,190)

Dividends on common stock of $0.02 per share	—	—	—	(490)	—	(490)

Change in accumulated other comprehensive loss	—	—	—	—	(2,134)	(2,134)

Net income	—	—	—	3,707	—	3,707
Balance, June 30, 2007	24,250	$24,250	$131,076	$3,922	$(4,410)	$154,838

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$3,707	$4,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,597	1,538
Amortization of premiums, discounts and intangibles	327	686
Provision for loan losses	755	640
Loans held for sale originated	(1,316,041)	(1,557,215)
Proceeds from the sale of loans held for sale	1,306,910	1,547,705
Gain on sales of loans held for sale	(5,065)	(5,297)
Proceeds from sale of investment securities trading	3,988	—
Purchase of investment securities trading	(3,999)	—
Loss on sale of investments securities trading	11	—
Gain on sale of investment securities available-for-sale	(14)	—
Loss on sale of other assets	—	2
Increase in cash surrender value of bank-owned life insurance	(857)	—
Increase in accrued interest receivable, other assets and deferred tax asset	(4,891)	(4,393)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	2,320	(5,383)
Net cash used in operating activities	(11,252)	(16,785)
Cash flows from investing activities:
Purchases of premises and equipment	(1,175)	(3,859)
Proceeds from sale, maturity and call of investment securities available-for-sale	31,946	—
Proceeds from maturity and call of investment securities held-to-maturity	2,000	—
Proceeds from sale of other investments	2,000	1,982
Purchase of investment securities available-for-sale	(63,142)	(23,154)
Purchase of mortgage-backed securities available-for-sale	(30,940)	(58,555)
Purchase of other investments	(4,063)	(2,091)
Redemptions of investment securities available-for-sale	11,269	11,393
Redemptions of investment securities held-to-maturity	7,040	8,580
Net cash paid in acquisition	—	(339)
Net increase in loans receivable, net of deferred fees and costs	(83,234)	(73,916)
Net cash used in investing activities	(128,299)	(139,959)
Cash flows from financing activities:
Net increase (decrease) in deposits	(33,049)	65,620
Net increase in other borrowed funds - short term	132,236	98,554
Net increase (decrease) in mortgage funding checks	(12,271)	9,373
Proceeds from FHLB advances - long term	65,000	5,000
Repayments of FHLB advances - long term	(20,250)	(34,250)
Stock options exercised	68	227
Purchase and retirement of common stock	(2,190)	—
Deferred compensation payments	4	(4)
Dividends on common stock	(490)	(487)
Net cash provided by financing activities	129,058	144,033
Net increase in cash and cash equivalents	(10,493)	(12,711)
Cash and cash equivalents at beginning of the period	36,076	36,589
Cash and cash equivalents at end of the period	$25,583	$23,878
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,626	$20,341
Cash paid for income taxes	3,725	4,963

Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$6,968	$4,200

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the “Company”) is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the “Bank”), a state-chartered institution. On July 7, 2004, the Bank acquired George Mason Mortgage, LLC (“George Mason”), a mortgage banking company based in Fairfax, Virginia. On June 9, 2005, the Company acquired Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm. The Company also owns Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary. On February 9, 2006, the Bank acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2

Summary of Significant Accounting Policies

Investment Securities Held for Trading

During the first quarter of 2007, the Company established a new investment securities category, investment securities held for trading. Investment securities held for trading are those securities for which the Company has purchased and holds for the purpose of selling in the near future.

Investment securities held for trading are carried at estimated fair value. Unrealized market value adjustments, fees, and realized gains or losses, net of applicable tax, on trading securities are reported in non-interest income.  Interest income on trading securities is included in interest income from investment securities within the consolidated statements of income.

Note 3

Stock-Based Compensation

At June 30, 2007, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. There were 18,644 shares of the Company’s common stock available for future grants in the Option Plan as of June 30, 2007.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting and award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan currently authorizes grants and awards with respect to 2,420,000 shares of the Company’s common stock.  There were 251,558 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of June 30, 2007.

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

Total expense related to the Company’s share-based compensation plans for the three months ended June 30, 2007 and 2006 was $79,000 and $85,000, respectively. Total expense related to the Company’s share-based compensation plans for the six months ended June 30, 2007 and 2006 was $179,000 and $147,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $28,000 and $30,000 for the three months ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $63,000 and $51,000 for the six months ended June 30, 2007 and 2006, respectively.

There were no options granted during the three months ended June 30, 2007. The weighted average per share fair values of stock option grants made during the three months ended June 30, 2006 was $5.86.  The weighted average per share fair values of stock option grants made during the six months ended June 30, 2007 and 2006 were $4.89 and $5.82, respectively. The fair values of the options granted for these periods were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2007	2006
Estimated option life	6.5 years	6.5 years	6.5 years
Risk free interest rate	4.92 – 5.03%	4.81%	4.44 – 5.03%
Expected volatility	43.20%	42.10%	43.20%
Expected dividend yield	0.50%	0.40%	0.50%

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

Stock option activity during the six months ended June 30, 2007 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding at December 31, 2006	2,419,274	$8.70
Granted	500	10.18
Exercised	(14,446)	4.67
Forfeited	(5,275)	9.46
Outstanding at June 30, 2007	2,400,053	$8.71	7.14	$2,752
Options exercisable at June 30, 2007	2,136,725	$8.38	6.95	$3,170

Total intrinsic values of options exercised during the three months ended June 30, 2007 and 2006 were $26,000 and $128,000, respectively. Total intrinsic values of options exercised during the six months ended June 30, 2007 and 2006 were $75,000 and $140,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the six months ended June 30, 2007 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2006	410,606	$4.63
Granted	500	4.89
Vested	(144,278)	3.24
Forfeited	(3,500)	3.97
Balance at June 30, 2007	263,328	$5.40

At June 30, 2007, there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.7 years. The total fair value of shares that vested during the three months ended June 30, 2007 and 2006 were $165,000 and $105,000, respectively. The total fair value of shares that vested during the six months ended June 30, 2007 and 2006 were $525,000 and $335,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2007 and 2006 is as follows:

At and for the Three Months Ended June 30, 2007 (in thousands):

			Wealth Management
	Commercial	Mortgage	and	Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$9,720	$801	$—	$(289)	$—	$10,232
Provision for loan losses	475	—	—	—	—	475
Non-interest income	1,027	3,159	1,111	12	—	5,309
Non-interest expense	7,671	3,155	863	619	—	12,308
Provision for income taxes	851	288	(14)	(309)	—	816
Net income (loss)	$1,750	$517	$262	$(587)	$—	$1,942

Total Assets	$1,720,894	$372,418	$4,516	$173,312	$(493,252)	$1,777,888
Average Assets	$1,636,066	$303,576	$4,460	$172,103	$(469,383)	$1,646,822

At and for the Three Months Ended June 30, 2006 (in thousands):

			Wealth Management
	Commercial	Mortgage	and	Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$9,827	$1,142	$—	$(258)	$—	$10,711
Provision for loan losses	390	—	—	—	—	390
Non-interest income	864	3,690	974	12	—	5,540
Non-interest expense	6,906	3,912	977	653	—	12,448
Provision for income taxes	1,050	320	(1)	(320)	—	1,049
Net income (loss)	$2,345	$600	$(2)	$(579)	$—	$2,364

Total Assets	$1,511,410	$394,233	$6,826	$157,453	$(485,334)	$1,584,588
Average Assets	$1,426,700	$292,471	$6,886	$159,363	$(444,879)	$1,440,541

At and for the Six Months Ended June 30, 2007 (in thousands):

			Wealth Management
	Commercial	Mortgage	and	Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$19,086	$1,552	$—	$(570)	$—	$20,068
Provision for loan losses	755	—	—	—	—	755
Non-interest income	2,025	6,435	2,135	24	—	10,619
Non-interest expense	15,160	6,347	1,904	1,261	—	24,672
Provision for income taxes	1,650	587	(61)	(623)	—	1,553
Net income (loss)	$3,546	$1,053	$292	$(1,184)	$—	$3,707

Total Assets	$1,720,894	$372,418	$4,516	$173,312	$(493,252)	$1,777,888
Average Assets	$1,617,736	$278,475	$4,900	$167,955	$(438,667)	$1,630,399

At and for the Six Months Ended June 30, 2006 (in thousands):

			Wealth Management
	Commercial	Mortgage	and	Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$19,355	$2,279	$—	$(528)	$—	$21,106
Provision for loan losses	640	—	—	—	—	640
Non-interest income	1,768	7,277	1,636	23	—	10,704
Non-interest expense	13,105	7,989	1,631	1,155	—	23,880
Provision for income taxes	2,398	548	2	(590)	—	2,358
Net income (loss)	$4,980	$1,019	$3	$(1,070)	$—	$4,932

Total Assets	$1,511,410	$394,233	$6,826	$157,453	$(485,334)	$1,584,588
Average Assets	$1,391,538	$264,632	$6,882	$160,319	$(419,647)	$1,403,724

At June 30, 2007, the Company did not have any operating segments other than those reported. Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment. The parent company’s most significant assets are its net investments in its subsidiaries. The parent company’s net interest expense is comprised of interest income from short-term investments and interest expense on trust preferred securities. The parent company’s non-interest expense is primarily non-allocable executive salaries and professional services related to the Company’s regulatory requirements.

Note 5

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006. Stock options outstanding at June 30, 2007 and 2006 were 2,400,053 and 2,427,230, respectively. Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 54,905 and none for the three months ended June 30, 2007 and 2006, respectively. Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 41,867 and none for the six months ended June 30, 2007 and 2006, respectively.

	Three Months Ended		Six Months Ended
(In thousands,	June 30,		June 30,
except per share data)	2007	2006	2007	2006
Net income available to common shareholders	$1,942	$2,364	$3,707	$4,932
Weighted average common shares - basic	24,448	24,416	24,479	24,401
Weighted average common shares - diluted	24,976	24,996	25,001	24,993
Earnings per common share - basic	$0.08	$0.10	$0.15	$0.20
Earnings per common share - diluted	$0.08	$0.09	$0.15	$0.20

Basic earnings per share is impacted by the number of shares required to be issued under the Company’s various deferred compensation plans, and diluted earnings per share is impacted by those common shares which may be, but are not required to be, issued (depending on the elections of the participants) under these plans.

The following shows the calculation of basic outstanding shares for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Weighted average common shares outstanding	24,393	24,385	24,428	24,374
Weighted average shares attributable to the deferred compensation plan match	55	31	51	27
Total weighted average shares - basic	24,448	24,416	24,479	24,401

The following shows the calculation of diluted outstanding shares for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Weighted average shares outstanding — basic (from above)	24,448	24,416	24,479	24,401
Weighted average shares attributable to deferred compensation plan contributions	264	178	253	168
Weighted average shares attributable to vested stock options	264	402	269	415
Incremental shares attributable to unvested stock options	—	—	—	9
Total weighted average shares — diluted	24,976	24,996	25,001	24,993

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

At June 30, 2007, accumulated other comprehensive income included an after-tax unrealized loss of $202,000 related to forward loan sales contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amounts recorded in accumulated other comprehensive income at June 30, 2007 that is related to the Company’s cash flow hedges will be recognized in earnings during the third quarter of 2007. For the three and six months ended June 30, 2007 and 2006, the hedge ineffectiveness recorded through earnings was immaterial.

At June 30, 2007, the derivative asset was $5.6 million and the derivative liability was $4.8 million. The Company had $115.5 million in loan commitments and $115.5 million in associated forward loan sales. The Company also had $306.3 million in forward loan sales contracts hedging the majority of its loans held for sale portfolio.

Note 7

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at June 30, 2007 is as follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
	Gross		Gross		Gross
(In thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Balance at December 31, 2006	$1,781	$445	$795	$433	$2,576	$878
2007 activity:
Customer relationship intangibles	—	99	—	20	—	119
Trade name	—	—	—	8	—	8
Balance at June 30, 2007	$1,781	$544	$795	$461	$2,576	$1,005

The aggregate amortization expense for the three months ended June 30, 2007 and 2006 was $63,000 and $145,000, respectively.  The aggregate amortization expense for the six months ended June 30, 2007 and 2006 was $127,000 and $293,000, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

(In thousands)
2007 (July — December)	$127
2008	245
2009	238
2010	238
2011	238
2012	238
Thereafter	246

The carrying amount of goodwill at June 30, 2007 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2006	$22	$12,941	$2,832	$15,795
2007 activity	—	—	—	—
Balance at June 30, 2007	$22	$12,941	$2,832	$15,795

Goodwill of each of the Company’s business segments is tested for impairment on an annual basis or more frequently if events or circumstances warrant. During the quarter ended June 30, 2007, the Company performed an evaluation of the goodwill associated with its acquisition of Wilson/Bennett, and no impairment was indicated.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds certificates of deposit, deposit accounts, real estate or other appropriate forms of collateral supporting those commitments when collateral is deemed necessary.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.

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

At June 30, 2007, commitments to extend credit were $431.3 million and standby letters of credit were $9.1 million. The fair value of the liability associated with standby letters of credit at June 30, 2007 is immaterial.

George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of June 30, 2007 was $54,000.

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

As of June 30, 2007, the Company had no unrecognized tax benefits.  The Company also had no interest expense and/or tax penalties during the three and six months ended June 30, 2007.  If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

Note 10

Subsequent Event

The Company reported on August 6, 2007 that it has made a demand against Liberty Growth Fund, LP for payment of certain funds owed to the Company in connection with two acquisitions by AIMS Worldwide, Inc. (OTCBB: AMWW) on July 25, 2007. The Company, through its Trusts and Investments Division, served as the escrow agent for the acquisitions. Liberty Growth Fund had entered into an investment agreement with AIMS Worldwide in order to provide an equity finance package for the acquisitions. Liberty Growth Fund, however, did not deliver the funds to the Company at the time of the closing of the AIMS Worldwide transactions.

The Company issued the release because it wants the public to be aware of information that it has shared with a limited number of third parties in this matter. The maximum amount of the Company’s exposure may be $3.8 million, which represents the amount of funds that the Company distributed to the sellers in the two AIMS Worldwide transactions. The Company continues to discuss a resolution of this matter with Liberty Growth Fund and its principals and agents in order to recover all of the amount that it is due. The Company has also notified its insurance company in order to determine whether or not insurance will mitigate any losses that may arise from this matter.

The Company will continue to take all steps necessary to protect its interest in the amount that it is due, including litigation and all other action available to a federally insured institution against any and all appropriate parties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2007 and December 31, 2006 and the unaudited results of our operations for the three and six months ended June 30, 2007 and 2006. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

On February 9, 2006, we acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. Our trust division acts as trustee or custodian for assets in excess of $6.2 billion as of June 30, 2007. Services provided by this division include trust, estates, custody, investment management, escrows, and retirement plans. The trust division is included, along with CWS and Wilson/Bennett, in the Wealth Management and Trust Services segment. In prior periods, this segment was called Investment Services or Trust and Investment Services.

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

For purposes of our analysis, we categorize our loans into one of five categories:  commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer loans. In the absence of meaningful historical loss factors, peer group loss factors are applied and are adjusted by the qualitative factors mentioned above. The indicated loss factors resulting from this analysis are applied for each of the five categories of loans. In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. Since we have limited historical data on which to base loss factors for classified loans, we typically apply, in accordance with regulatory guidelines, a 5% loss factor to loans classified as special mention, a 15% loss factor to loans classified as substandard and a 50% loss factor to loans classified as doubtful. Loans classified as loss loans are fully reserved or charged off.

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

We discontinue hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in anticipated cash flows of the loans held for sale. In situations in which hedge accounting is discontinued, we continue to carry the derivative at its fair value on the statements of condition and recognize any subsequent changes in fair value in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, we recognize immediately in earnings any gains and losses that were accumulated in other comprehensive income.

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

Statements of Income

General

Net income for the three months ended June 30, 2007 and 2006 was $1.9 million and $2.4 million, respectively, a decrease of $422,000, or 18%.  Net income for the six months ended June 30, 2007 and 2006 was $3.7 million and $4.9 million, respectively, a decrease of $1.2 million, or 25%.  The decrease in net income for the three and six months ended June 30, 2007 compared to the same periods of 2006 is primarily a result of decreases in net interest income and non-interest income, as described below.

Net interest income after provision for loan losses decreased $564,000, or 5%, to $9.8 million for the three months ended June 30, 2007 compared to $10.3 million for the same period of 2006.  Net interest income after provision for loan losses decreased $1.2 million, or 6%, to $19.3 million for the six months ended June 30, 2007 compared to $20.5 million for the same period of 2006.  These decreases are primarily a result of increases in interest expense which were greater than the increases in interest income, as described below.

The provision for loan losses increased $85,000 to $475,000 for the three months ended June 30, 2007 compared to $390,000 for the three months ended June 30, 2006.  Non-interest income decreased $231,000 to $5.3 million for the three months ended June 30, 2007 compared to $5.5 million for the same period of 2006.  Non-interest expense decreased $140,000, or 1%, to $12.3 million for the three months ended June 30, 2007, compared to $12.4 million for the same period of 2006.

For the year to date June 30, 2007, the provision for loan losses increased $115,000 to $755,000 compared to $640,000 for the same period of 2006.  Non-interest income decreased $85,000 to $10.6 million for the six months ended June 30, 2007 compared to $10.7 million for the same period of 2006.  Non-interest expense increased $792,000, or 3%, to $24.7 million for the six months ended June 30, 2007, compared to $23.9 million for the same period of 2006.

Basic earnings per share were $0.08 and $0.10 for the three months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, diluted earnings per share were $0.08 and $0.09, respectively. Weighted average fully diluted shares outstanding for the three months ended June 30, 2007 and 2006 were 24,975,595 and 24,995,818, respectively.

For the six months ended June 30, 2007 and 2006, basic and diluted earnings per share were $0.15 and $0.20, respectively. Weighted average fully diluted shares outstanding for the six months ended June 30, 2007 and 2006 were 25,000,523 and 24,993,471, respectively.

Return on average assets for the three months ended June 30, 2007 and 2006 was 0.47% and 0.66%, respectively. Return on average assets for the six months ended June 30, 2007 and 2006 was 0.45% and 0.70%, respectively.  Return on average equity for the three months ended June 30, 2007 and 2006 was 4.91% and 6.26%, respectively. Return on average equity for the six months ended June 30, 2007 and 2006 was 4.71% and 6.56%, respectively.

Net income attributable to the Commercial Banking segment for the three months ended June 30, 2007 and 2006 was $1.8 million and $2.3 million, respectively.  For the six months ended June 30, 2007 and 2006, net income attributable to the Commercial Banking segment was $3.5 million and $5.0 million, respectively.  The decreases in net income for the three and six months ended June 30, 2007 compared to the same periods of 2006 in the Commercial Banking segment is primarily attributable to an increase in non-interest expense related to the additional branch offices opened over the past twelve months and a decline in net interest income.

Net income attributable to the Mortgage Banking segment for the three months ended June 30, 2007 and 2006 was $517,000 and $600,000, respectively.  The decrease in net income for the three months ended June 30, 2007 compared to the same period of 2006 was primarily attributable to a decrease in net interest income and non-interest income due to decreased loan sale volume when comparing the periods.  For the six months ended June 30, 2007 and 2006, net income attributable to the Mortgage Banking segment was $1.1 million and $1.0 million, respectively.  The increase in the Mortgage Banking segment’s net income for the six months ended June 30, 2007 compared to the same period of 2006 was due to decreases in non-interest expense related to expense controls put in place during the second half of 2006.

The Wealth Management and Trust Services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded net income of $262,000 for the three months ended June 30, 2007, compared to a net loss of $2,000 for the same period in 2006.  For the six months ended June 30, 2007 and 2006, net income for this business segment was $292,000 and $3,000, respectively.  The increases in net income in the Wealth Management and Trust Services segment are directly related to increases in fee income for both the three and six months ended June 30, 2007.  The trust division of the Bank is included in the results of operations since the date of acquisition, February 9, 2006.

Net Interest Income

Net interest income represents the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended June 30, 2007 and 2006 was $10.2 million and $10.7 million, respectively, a period-to-period decrease of $479,000, or 4%. Net interest income for the six months ended June 30, 2007 and 2006 was $20.1 million and $21.1 million, respectively.  The decrease in net interest income is primarily the result of the current interest margin pressure resulting from longer term treasury yields being below the fed funds targeted rate which is causing a greater increase in our cost of interest-bearing liabilities than our increase in the yields earned for average earning assets.  Net interest income on a tax equivalent basis for the three months ended June 30, 2007 and 2006 was $10.3 million and $10.8 million, respectively.  For the six months ended June 30, 2007 and 2006, net interest income on a tax equivalent basis was $20.3 million and $21.2 million, respectively.

Our net interest margin, which equals net interest income divided by average earning assets, was 2.64% and 3.10%, respectively, for the three months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, our net interest margin was 2.62% and 3.13%, respectively.  The decrease in the net interest margin for the three and six months ended June 30, 2007 compared to the same period of 2006 is a result of the higher increase in the cost of interest-bearing liabilities than the increase in yields earned for average earning assets.  Tables 1 through 4 present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Table 1.

Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities
Three Months Ended June 30, 2007, 2006 and 2005
(In thousands)

	2007			2006			2005
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$108,566	$2,063	7.60%	$83,055	$1,456	7.01%	$66,766	$954	5.72%
Real estate - commercial	353,679	5,920	6.70	278,813	4,667	6.70	246,548	3,891	6.31
Real estate - construction	160,565	3,371	8.40	138,175	2,843	8.23	68,402	1,145	6.70
Real estate - residential	199,420	2,732	5.48	167,753	2,151	5.13	108,400	1,451	5.35
Home equity lines	64,210	1,183	7.39	77,150	1,320	6.86	64,678	806	4.98
Consumer	7,920	165	8.28	4,469	85	7.61	4,931	87	7.06
Total loans	894,360	15,434	6.90	749,415	12,522	6.68	559,725	8,334	5.96

Loans held for sale, net	302,075	5,319	7.04	285,071	5,276	7.40	387,890	4,657	4.80
Investment securities - trading	—	—	0.00	—	—	0.00	—	—	0.00
Investment securities - available-for-sale	257,238	3,158	4.91	232,614	2,670	4.59	160,006	1,532	3.83
Investment securities held-to-maturity	92,133	960	4.17	108,814	1,102	4.05	130,982	1,253	3.83
Other investments	9,985	149	5.99	6,319	88	5.58	6,515	73	4.48
Federal funds sold	9,641	138	5.75	6,360	85	5.38	10,279	77	3.00
Total interest-earning assets and interest income (2)	1,565,432	25,158	6.43%	1,388,593	21,743	6.26%	1,255,397	15,926	5.07%

Non-interest earning assets:
Cash and due from banks	$6,883			$8,079			$10,110
Premises and equipment, net	19,989			19,971			17,333
Goodwill and other intangibles, net	17,401			20,647			17,622
Accrued interest and other assets	47,139			11,882			11,713
Allowance for loan losses	(10,022)			(8,631)			(6,545)
Total assets	$1,646,822			$1,440,541			$1,305,630

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	125,675	914	2.92%	160,171	1,177	2.95%	121,307	362	1.19%
Money markets	55,816	353	2.54	125,196	777	2.48	164,349	1,112	2.71
Statement savings	361,438	4,247	4.71	77,590	869	4.49	9,157	25	1.09
Certificates of deposit	528,016	6,226	4.73	618,850	6,313	4.08	523,279	4,031	3.08
Total interest - bearing deposits	1,070,945	11,740	4.40	981,807	9,136	3.73	818,092	5,530	2.70

Other borrowed funds	272,844	3,076	4.52	172,868	1,853	4.30	202,803	1,272	2.51

Total interest-bearing liabilities and interest expense	1,343,789	14,816	4.42	1,154,675	10,989	3.82	1,020,895	6,802	2.67

Noninterest-bearing liabilities:
Demand deposits	124,122			114,798			112,239
Other liabilities	20,756			19,949			51,955
Common shareholders’ equity	158,155			151,119			120,541
Total liabilities and shareholders’ equity	$1,646,822			$1,440,541			$1,305,630

Net interest income and net interest margin (2)		$10,342	2.64%		$10,754	3.10%		$9,124	2.91%

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

Table 2.

Rate and Volume Analysis
Three Months Ended June 30, 2007, 2006 and 2005
(In thousands)

	2007 Compared to 2006			2006 Compared to 2005
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$447	$160	$607	$233	$269	$502
Real estate - commercial	1,253	(0)	1,253	509	267	776
Real estate - construction	461	67	528	1,168	530	1,698
Real estate - residential	406	175	581	794	(94)	700
Home equity lines	(222)	85	(137)	155	359	514
Consumer	67	13	80	(8)	6	(2)
Total loans	2,412	500	2,912	2,851	1,337	4,188

Loans held for sale, net	315	(272)	43	(1,234)	1,853	619
Investment securities - trading	—	—	—	—	—	—
Investment securities - available-for-sale	283	205	488	695	443	1,138
Investment securities held-to-maturity	(169)	27	(142)	(212)	61	(151)
Other investments	51	10	61	(2)	17	15
Federal funds sold	44	9	53	(30)	38	8

Total interest income (2)	2,936	479	3,415	2,068	3,749	5,817

Interest expense:

Interest - bearing deposits:

Interest checking	(253)	(10)	(263)	115	700	815
Money markets	(432)	8	(424)	(264)	(71)	(335)
Statement savings	3,177	201	3,378	186	658	844
Certificates of deposit	(941)	854	(87)	737	1,545	2,282
Total interest - bearing deposits	1,551	1,053	2,604	774	2,832	3,606

Other borrowed funds	1,072	151	1,223	(188)	769	581

Total interest expense	2,623	1,204	3,827	586	3,601	4,187

Net interest income (2)	$313	$(725)	$(412)	$1,482	$148	$1,630

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

Table 3.

Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities
Six Months Ended June 30, 2007, 2006 and 2005
(In thousands)

	2007			2006			2005
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$106,001	$4,011	7.57%	$78,104	$2,761	7.07%	$63,836	$1,809	5.67%
Real estate - commercial	339,127	11,260	6.64	274,950	9,059	6.59	235,276	7,272	6.18
Real estate - construction	160,456	6,754	8.42	133,626	5,382	8.06	68,683	2,262	6.59
Real estate - residential	198,605	5,408	5.45	162,923	4,155	5.10	96,746	2,594	5.36
Home equity lines	64,019	2,350	7.40	76,802	2,491	6.54	62,983	1,490	4.77
Consumer	6,409	258	8.08	4,732	179	7.57	5,417	187	6.90
Total loans	874,617	30,041	6.87	731,137	24,027	6.57	532,941	15,614	5.86

Loans held for sale, net	275,665	9,698	7.04	259,458	9,553	7.36	338,730	8,015	4.73
Investment securities - trading	22	1	4.58	—	—	0.00	—	—	0.00
Investment securities - available-for-sale	249,354	6,053	4.85	212,472	4,742	4.46	156,974	2,962	3.77
Investment securities held-to-maturity	94,134	1,963	4.17	111,041	2,227	4.01	133,450	2,561	3.84
Other investments	9,360	276	5.91	6,440	177	5.51	5,847	127	4.35
Federal funds sold	44,582	1,163	5.26	32,818	735	4.51	10,718	138	2.60

Total interest-earning assets and interest income (2)	1,547,734	49,195	6.36%	1,353,366	41,461	6.13%	1,178,660	29,417	4.99%

Non-interest earning assets:
Cash and due from banks	$8,130			$7,681			$6,336
Premises and equipment, net	20,084			19,069			17,167
Goodwill and other intangibles, net	17,435			20,560			16,070
Accrued interest and other assets	46,900			11,577			9,769
Allowance for loan losses	(9,884)			(8,529)			(6,268)
Total assets	$1,630,399			$1,403,724			$1,221,734

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	127,453	1,834	2.90%	142,824	1,899	2.68%	130,184	790	1.22%
Money markets	59,755	732	2.47	155,368	1,963	2.53	104,021	1,282	2.46
Statement savings	356,308	8,415	4.76	43,721	901	4.16	8,924	47	1.05
Certificates of deposit	548,347	12,828	4.72	619,482	12,164	3.93	538,096	8,088	3.01
Total interest - bearing deposits	1,091,863	23,809	4.40	961,395	16,927	3.55	781,225	10,207	2.63

Other borrowed funds	236,486	5,116	4.36	159,062	3,377	4.28	178,328	2,264	2.56

Total interest-bearing liabilities and interest expense	1,328,349	28,925	4.39	1,120,457	20,304	3.65	959,553	12,471	2.62

Noninterest-bearing liabilities:
Demand deposits	123,846			112,572			108,084
Other liabilities	20,628			20,393			45,006
Common shareholders’ equity	157,576			150,302			109,091
Total liabilities and shareholders’ equity	$1,630,399			$1,403,724			$1,221,734

Net interest income and net interest margin (2)		$20,270	2.62%		$21,157	3.13%		$16,946	2.88%

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

Table 4.

Rate and Volume Analysis
Six Months Ended June 30, 2007, 2006 and 2005
(In thousands)

	2007 Compared to 2006			2006 Compared to 2005
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$986	$264	$1,250	$404	$548	$952
Real estate - commercial	2,115	86	2,201	1,226	561	1,787
Real estate - construction	1,084	288	1,372	2,139	981	3,120
Real estate - residential	909	344	1,253	1,774	(213)	1,561
Home equity lines	(418)	277	(141)	328	673	1,001
Consumer	63	16	79	(24)	16	(8)
Total loans	4,739	1,275	6,014	5,847	2,566	8,413

Loans held for sale, net	591	(446)	145	(1,876)	3,414	1,538
Investment securities - trading	1	—	1	—	—	—
Investment securities - available-for-sale	819	492	1,311	1,047	733	1,780
Investment securities held-to-maturity	(340)	76	(264)	(430)	96	(334)
Other investments	80	19	99	13	37	50
Federal funds sold	262	166	428	285	312	597

Total interest income (2)	6,152	1,582	7,734	4,886	7,158	12,044

Interest expense:

Interest - bearing deposits:

Interest checking	(205)	140	(65)	78	1,031	1,109
Money markets	(1,213)	(18)	(1,231)	631	50	681
Statement savings	6,449	1,065	7,514	181	673	854
Certificates of deposit	(1,478)	2,142	664	1,230	2,846	4,076
Total interest - bearing deposits	3,553	3,329	6,882	2,120	4,600	6,720

Other borrowed funds	1,642	97	1,739	(244)	1,357	1,113

Total interest expense	5,195	3,426	8,621	1,876	5,957	7,833

Net interest income (2)	$957	$(1,844)	$(887)	$3,010	$1,201	$4,211

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

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2007 and 2006 was $475,000 and $390,000, respectively. For the six months ended June 30, 2007 and 2006, the provision for loan losses was $755,000 and $640,000, respectively.  The slight increase in provision expense for the three and six months ended June 30, 2007 compared to the same periods of 2006 is primarily the result of our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses at June 30, 2007 and December 31, 2006 was $10.4 million and $9.6 million, respectively. Our allowance for loan losses ratio to loans receivable, net was 1.12% and 1.14% at June 30, 2007 and December 31, 2006, respectively. Non-performing loans were equal to 0.05% and 0.01% of total loans receivable for June 30, 2007 and December 31, 2006, respectively.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in Tables 5, 6 and 7.

Table 5.

Allowance for Loan Losses

Six Months Ended June 30, 2007 and 2006

(In thousands)

	2007	2006
Beginning balance, January 1,	$9,638	$8,301

Provision for loan losses	755	640

Loans charged off:
Commercial and industrial	(35)	(42)
Consumer	—	(1)
Total loans charged off	(35)	(43)

Recoveries:
Commercial and industrial	—	66
Consumer	—	—
Total recoveries	—	66

Net (charge offs) recoveries	(35)	23

Ending balance, June 30,	$10,358	$8,964

	June 30,	December 31,
	2007	2006
Loans:
Balance at period end	$928,648	$845,449
Allowance for loan losses to loans receivable, net of fees	1.12%	1.14%
Annualized net charge-offs to average loans receivable	0.01%	0.00%

Table 6.

Allocation of the Allowance for Loan Losses

At June 30, 2007 and December 31, 2006

(In thousands)

	June 30,		December 31,
	2007		2006
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,671	11.46%	$1,670	12.09%
Real estate - commercial	4,611	40.42	3,687	37.50
Real estate - construction	2,020	18.21	1,764	18.27
Real estate - residential	1,288	21.75	2,025	23.80
Home equity lines	594	7.31	384	7.75
Consumer	174	0.85	108	0.59

Total allowance for loan losses	$10,358	100.00%	$9,638	100.00%

* Percentage of loan type to the total loan portfolio.

Table 7.

Nonperforming Loans Receivable

At June 30, 2007 and December 31, 2006

(In thousands)

	June 30,	December 31,
	2007	2006
Nonaccruing loans	$500	$82

Loans contractually past-due 90 days or more and still accruing	—	—

Total nonperforming loans receivable	$500	$82

Non-Interest Income

Non-interest income includes, among other things, service charges on deposits and loans, gains on the sale of mortgage loans, investment fee income, and management fee income, and continues to be an important factor in our operating results. Non-interest income for the three months ended June 30, 2007 and 2006 was $5.3 million and $5.5 million, respectively, a decrease of $231,000, or 4%. For the six months ended June 30, 2007 and 2006, non-interest income was $10.6 million and $10.7 million, respectively.  Net gains on sales of loans held for sale by George Mason for the three months ended June 30, 2007 and 2006 were $2.4 million and $2.5 million, respectively, a decrease of $86,000, or 3%.  For the six months ended June 30, 2007 and 2006, net gains on loans held for sale were $5.1 million and $5.3 million, respectively.  Included in the net gains on sales of loans held for sale are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination. Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.   Management fee income for the three months ended June 30, 2007 and 2006 was $348,000 and $664,000, respectively, a decrease of $316,000, or 48%. For the six months ended June 30, 2007 and 2006, management fee income was $670,000 and $1.1 million, respectively.  Management fee income represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan originations and sales.

Service charges on deposit accounts increased $113,000 to $502,000 for the three months ended June 30, 2007 compared to $389,000 for the same period of 2006. For the year to date June 30, 2007, service charges on deposit accounts increased $210,000, or 28%, to $968,000 from $758,000 for the same period of 2006.  The increases in service charges on deposit accounts are primarily the result of an increased number of deposit accounts in 2007 compared to 2006. Loan service charge income decreased $122,000 to $436,000 for the three months ended June 30, 2007, compared to $558,000 for the same period of 2006.  For the six months ended June 30, 2007 and 2006, loan service charge income was $822,000 and $1.2 million, respectively, a decrease of $359,000 or 30%.  The decreases in loan service charge income for the three and six months ended June 30, 2007 compared to the same periods of 2006 is related to a decrease in prepayment penalties at the Bank and a decrease in service charges recorded in the mortgage banking segment, which is related to the slowdown in the regional housing market.

Investment fee income increased $137,000 to $1.1 million for the three months ended June 30, 2007 compared to $974,000 for the same period of 2006. For the six months ended June 30, 2007, investment fee income increased $499,000 to $2.1 million from $1.6 million for the six months ended June 30, 2006.  The increases in investment fee income are primarily attributable to the trust division whose operations are included for the full three and six months ended June 30, 2007.

Non-interest income represented 34% of our total revenues for each of the three month periods ended June 30, 2007 and 2006.  For the six months ended June 30, 2007 and 2006, non-interest income represented 35% and 34% of our total revenues, respectively.

Non-Interest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense for the three months ended June 30, 2007 was $12.3 million, compared to $12.4 million for the same period of 2006, a decrease of $140,000, or 1%.  The decrease in non-interest expense for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily attributable to expense control measures put in place during the second half of 2006 at George Mason.  For the six months ended June 30, 2007, non-interest expense increased $792,000, or 3%, to $24.7 million from $23.9 million for the same six month period of 2006.  Year-to-date non-interest expense has increased as a result of our branch office expansion during the past twelve months. Expenses related to the branch expansion are represented in the increases in our salaries and benefits expense, occupancy expense and depreciation expense.  In addition, non-interest expense related to our trust division, which we acquired in February 2006, are included for the full six month period for 2007 along with additional investments made to this division over the past twelve months.

Income Taxes

For the three months ended June 30, 2007, we recorded a provision for income tax expense of $816,000, compared to income tax expense of $1.0 million for the same period of 2006.  Provision for income tax expense for the six months ended June 30, 2007 and 2006 was $1.6 million and $2.4 million, respectively, a decrease of $805,000, or 34%.  Our effective tax rate for the three months ended June 30, 2007 and 2006 was 29.6% and 30.7%, respectively.  For the six months ended June 30, 2007 and 2006, our effective tax rate was 29.5% and 32.3%, respectively.  The decreases in our effective tax rates from 2006 to 2007 are primarily the result of our adding tax-exempt investments during the second half of 2006 and continuing into 2007.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $1.78 billion at June 30, 2007, compared to $1.64 billion at December 31, 2006, an increase of $139.5 million, or 9%. This growth was driven primarily by increases in loans receivable and the investment securities portfolio, which were funded by growth in other borrowed funds.

Investment Securities

Investment securities were $374.5 million at June 30, 2007, compared to $329.3 million at December 31, 2006, an increase of $45.2 million, or 14%. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. At June 30, 2007, investment securities available-for-sale were $286.0 million and investment securities held-to-maturity were $88.5 million. See Table 8 for additional information on our investment securities portfolio.

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

Table 8.

Investment Securities

At June 30, 2007 and December 31, 2006

(In thousands)

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at June 30, 2007
U.S. government-sponsored agencies
One to five years	$51,981	$51,449	4.90%
Five to ten years	47,660	47,409	5.94
Total U.S. government-sponsored agencies	99,641	98,858	5.40

Mortgage-backed securities*
One to five years	3,926	3,821	4.21
Five to ten years	12,716	12,294	3.83
After ten years	145,136	141,199	5.04
Total mortgage-backed securities	161,778	157,314	4.93

Municipal securities
After ten years	30,528	29,234	4.08
Total municipal securities	30,528	29,234	4.08

U. S. treasury securities
One to five years	590	590	5.02
Total U.S. treasury securities	590	590	5.02
Total investment securities available-for-sale	$292,537	$285,996	5.00%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at June 30, 2007
U.S. government-sponsored agencies
One to five years	$8,967	$8,756	3.50%
Five to ten years	11,014	10,708	4.52
After ten years	2,000	1,954	5.30
Total U.S. government-sponsored agencies	21,981	21,418	4.17

Mortgage-backed securities*
Five to ten years	6,311	6,112	4.22
After ten years	52,201	50,808	4.42
Total mortgage-backed securities	58,512	56,920	4.40

Corporate bonds
After ten years	8,004	7,904	4.21
Total corporate bonds	8,004	7,904	4.21
Total investment securities held-to-maturity	88,497	86,242	4.32

Total investment securities	$381,034	$372,238	4.84%

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at December 31, 2006
U.S. government-sponsored agencies
One to five years	$51,973	$51,517	4.90%
Five to ten years	15,520	15,480	5.72
Total U.S. government-sponsored agencies	67,493	66,997	5.09

Mortgage-backed securities*
One to five years	4,406	4,312	4.18
Five to ten years	10,599	10,291	3.76
After ten years	127,197	124,511	4.76
Total mortgage-backed securities	142,202	139,114	4.67

Municipal securities
After ten years	25,047	25,031	4.10
Total municipal securities	25,047	25,031	4.10

U. S. treasury securities
One to five years	489	489	5.14
Total U.S. treasury securities	489	489	5.14
Total investment securities available-for-sale	$235,231	$231,631	4.73%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at December 31, 2006
U.S. government-sponsored agencies
One to five years	$8,967	$8,734	3.50%
Five to ten years	13,018	12,777	4.44
After ten years	2,000	1,971	5.30
Total U.S. government-sponsored agencies	23,985	23,482	4.16

Mortgage-backed securities*
Five to ten years	6,702	6,544	4.21
After ten years	58,974	57,560	4.35
Total mortgage-backed securities	65,676	64,104	4.34

Corporate bonds
After ten years	8,004	7,864	4.21
Total corporate bonds	8,004	7,864	4.21
Total investment securities held-to-maturity	97,665	95,450	4.28

Total investment securities	$332,896	$327,081	4.60%

* Based on contractual maturities

Loans

Loans receivable, net of deferred fees and costs, increased by $83.2 million, or 10%, to $928.6 million at June 30, 2007 from $845.4 million at December 31, 2006. See Table 9 for details on the loans receivable portfolio. We experienced growth in our commercial and industrial loans, real estate commercial and real estate construction loans, residential real estate loans, including our home equity loans, and consumer loan portfolios. We expect continued growth within these loan categories over the reminder of 2007 due to our increased legal lending limit of $22.2 million at June 30, 2007 and the volume of loans we have scheduled for funding.  In addition, we had $352.9 million in loans held for sale, net at June 30, 2007, compared to $338.7 million at December 31, 2006, an increase of $14.2 million. Loans that are held for sale, net are valued at the lower of cost or market value. The increase in loans held for sale at June 30, 2007 compared to December 31, 2006 is directly related to a slight increase in the loan volume at George Mason.

Table 9.

Loans Receivable

At June 30, 2007 and December 31, 2006

(In thousands)

	June 30, 2007		December 31, 2006

Commercial and industrial	$106,435	11.46%	$102,284	12.09%
Real estate - commercial	375,473	40.42	317,201	37.50
Real estate - construction	169,139	18.21	154,525	18.27
Real estate - residential	202,082	21.75	201,320	23.80
Home equity lines	67,921	7.31	65,557	7.75
Consumer	7,942	0.85	4,904	0.59

Gross loans	$928,992	100.00%	845,791	100.00%

Net deferred (fees) costs	(344)		(342)
Less: allowance for loan losses	(10,358)		(9,638)

Loans receivable, net	$918,290		$835,811

Deposits

Total deposits were $1.19 billion at June 30, 2007 compared to $1.22 billion at December 31, 2006. We experienced increases in our non-interest bearing checking and savings deposit products, and decreases in our interest-bearing checking and money market deposits and certificates of deposit. See Table 10 for details on certificates of deposit with balances of $100,000 or more. Our savings deposits continue to increase as a result of our Simply Savings product, which allows new customers to earn a yield of 4.86% on funds deposited with us.  We had brokered certificates of deposit of $5.0 million at each of June 30, 2007 and December 31, 2006.

Table 10.

Certificates of Deposit of $100,000 or More

At June 30, 2007

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$109,495	$33,863	$143,358
Over three months through six months	24,916	13,522	38,438
Over six months through twelve months	30,894	10,145	41,039
Over twelve months	16,202	704	16,906
	$181,507	$58,234	$239,741

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds increased $177.0 million to $371.6 million at June 30, 2007, compared to $194.6 million at December 31, 2006. Treasury, Tax & Loan Note option borrowings increased $3.7 million to $8.7 million at June 30, 2007 compared to $5.0 million at December 31, 2006.  FHLB advances increased $44.8 million to $167.5 million at June 30, 2007 compared to $122.7 million at December 31, 2006. Customer repurchase agreements increased $11.5 million to $57.8 million at June 30, 2007 compared to $46.3 million at December 31, 2006.  In addition, we had federal funds purchased of $73.0 million at June 30, 2007 compared to none at December 31, 2006.  Broker dealer repurchase agreements were $44.1 million at June 30, 2007 compared to none at December 31, 2006.  The overall increase in our other borrowed funds was a result of the funding needed to support our loan portfolio and investment securities portfolio growth during 2007.  Table 11 provides information on our borrowings.

Table 11.

Short-Term Borrowings and Other Borrowed Funds

At June 30, 2007

(In thousands)

Short-term FHLB advances:		Maturity or		Amount
Advance Date	Term of Advance	Call Date	Interest Rate	Outstanding
Jul-03	4 years	Jul-07	2.63%	6,250
Dec-06	1 year	Dec-07	4.24	5,000
Dec-04	3 years	Dec-07	3.59	7,500
Jan-06	2 years	Jan-08	3.93	5,000
Mar-07	1 year	Mar-08	4.06	10,000
Mar-07	1 year	Mar-08	4.01	5,000
Apr-05	1 year	Apr-08	4.31	5,000
Apr-05	1 year	Apr-08	4.08	5,000
Jun-07	1 year	Jun-08	5.63	11,000
Total short-term FHLB advances and weighted average rate			4.16%	$59,750

Other short-term borrowed funds:
TT&L Note option			4.05%	$8,676
Customer repurchase agreements			2.84	57,809
Federal Funds Purchased			5.36	73,000
Broker dealer repurchase agreements			5.36	44,055
Total other short-term borrowed funds and weighted average rate			4.50%	$183,540

Other borrowed funds:
Trust preferred			7.87%	$20,619
FHLB advances - long term			4.42	107,708
Other borrowed funds and weighted average rate			4.97%	$128,327

Total other borrowed funds and weighted average rate			4.61%	$371,617

At June 30, 2007, mortgage funding checks decreased by $12.3 million to $33.9 million, compared to $46.2 million at December 31, 2006. These liabilities are related to George Mason and are used to fund the loans in process of being sold. George Mason has credit facilities with the Bank and also has a third party facility of $250 million. There were no borrowings outstanding under this third party facility at June 30, 2007.

Shareholders’ Equity

Shareholders’ equity at June 30, 2007 was $154.8 million, a decrease of $1.0 million, compared to $155.9 million at December 31, 2006. During the second quarter of 2007, we initiated our share repurchase plan and acquired 223,740 shares of our common stock for a cost of $2.2 million.  In addition, accumulated losses in other comprehensive income for the six months ended June 30, 2007 were $2.1 million.  Offsetting these decreases in our equity were increases in net income of $3.7 million for the six months ended June 30, 2007. Book value per share at June 30, 2007 was $6.39 compared to $6.37 at December 31, 2006. Tangible book value per share at June 30, 2007 was $5.85 compared to $5.75 at December 31, 2006.

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

For the three months ended June 30, 2007, the Commercial Banking segment recorded net income of $1.8 million compared to $2.3 million for the same period of 2006, a decrease of $595,000. For the six months ended June 30, 2007, the Commercial Banking segment recorded net income of $3.5 million compared to $5.0 million for the same six month period of 2006.  The decreases in net income are primarily related to decreases in net interest margin and increases in non-interest expense related to the branch expansion that has occurred over the past twelve months.  At June 30, 2007, total assets for this segment were $1.72 billion, loans receivable, net of deferred fees and costs, were $928.6 million and total deposits were $1.19 billion. At June 30, 2006, total assets were $1.51 billion, loans receivable, net of deferred fees and costs, were $779.6 million and total deposits were $1.14 billion.

Mortgage Banking

The operations of the Mortgage Banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended June 30, 2007 and 2006, the Mortgage Banking segment recorded net income of $517,000 and $600,000, respectively. The decrease in net income is attributable to decreases in net interest income and non-interest income due to decreased loan volume over the comparable periods offset by decreases in non-interest expense.  Year-to-date net income as of June 30, 2007 was $1.1 million compared to $1.0 million for the same six month period of 2006.  The increase in year-to-date net income is directly related to the expense controls put into place during the second half of 2006, partially offset by decreases in non-interest income related to our decreased volume of loans held for sale.  Non-interest expense decreased $1.6 million, or 21%, to $6.3 million for the six months ended June 30, 2007 compared to $8.0 million for the same six month period of 2006.  At June 30, 2007, total assets for this segment were $372.4 million, loans held for sale, net were $352.9 million and mortgage funding checks were $33.9 million. At June 30, 2006, total assets were $394.2 million, loans held for sale, net were $376.5 million and mortgage funding checks were $51.0 million.

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

For the three months ended June 30, 2007, the Wealth Management and Trust Services segment recorded net income of $262,000, compared to a net loss of $2,000 for the same period of 2006. For the six months ended June 30, 2007, net income for this business segment was $292,000, compared to net income of $3.000 for the same six month period of 2006.  The increases in non-interest income are primarily attributable to the trust division whose operations are included for the full three and six months ended June 30, 2007.  At June 30, 2007, total assets were $4.5 million and managed and custodial assets were $6.4 billion. At June 30, 2006, total assets for this segment were $6.8 million and managed and custodial assets were $5.8 billion.

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

At June 30, 2007, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 12.20% and 13.00%, respectively. At December 31, 2006, our Tier 1 and total risk-based capital ratios were 13.25% and 14.06%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions. Table 12 provides additional information pertaining to our capital ratios.

Table 12.

Capital Components

At June 30, 2007 and December 31, 2006

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Financial Corporation (Consolidated):	Amount	Ratio	Amount		Ratio	Amount		Ratio
At June 30, 2007
Total risk-based capital/ Total capital to risk-weighted assets	$172,403	13.00%	$106,117	≥	8.00%	$132,646	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	161,881	12.20%	53,059	≥	4.00%	79,588	≥	6.00%
Tier I capital/ Total capital to average assets	161,881	9.93%	65,177	≥	4.00%	81,471	≥	5.00%

At December 31, 2006
Total risk-based capital/ Total capital to risk-weighted assets	$170,457	14.06%	$97,010	≥	8.00%	$121,263	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	160,656	13.25%	48,505	≥	4.00%	72,758	≥	6.00%
Tier I capital/ Total capital to average assets	160,656	10.68%	60,180	≥	4.00%	75,225	≥	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio
At June 30, 2007
Total risk-based capital/ Total capital to risk-weighted assets	$147,719	11.17%	$105,841	≥	8.00%	$132,301	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	137,198	10.37%	52,920	≥	4.00%	79,381	≥	6.00%
Tier I capital/ Total capital to average assets	137,198	8.44%	65,055	≥	4.00%	81,318	≥	5.00%

At December 31, 2006
Total risk-based capital/ Total capital to risk-weighted assets	$141,885	11.73%	$96,742	≥	8.00%	$120,927	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	132,084	10.92%	48,371	≥	4.00%	72,556	≥	6.00%
Tier I capital/ Total capital to average assets	132,084	8.80%	60,038	≥	4.00%	75,048	≥	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing business activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us. The required payments under such obligations are detailed in Table 13.

Table 13.

Contractual Obligations

At June 30, 2007

(In thousands)

		Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Certificates of deposit	$505,306	$460,780	$24,777	$19,644	$105

Brokered certificates of deposit	4,952	—	—	4,952	—

Advances from the Federal Home Loan Bank of Atlanta	167,458	59,750	42,708	50,000	15,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	19,243	4,516	4,456	6,587	3,684
Total	$717,578	$525,046	$71,941	$81,183	$39,408

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

At June 30, 2007, commitments to extend credit were $431.3 million and standby letters of credit were $9.1 million. The fair value of the liability associated with standby letters of credit at June 30, 2007 is immaterial.

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

Standby letters of credit are conditional commitments we issued to guarantee the performance of the contractual obligations by a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. We hold certificates of deposit, deposit accounts, real estate or other appropriate forms of collateral supporting those commitments when collateral is deemed necessary.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.

George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of June 30, 2007 was $54,000.

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

George Mason and the Bank have a one year $150 million floating rate revolving credit and security agreement with a third party. The purpose of this credit facility is to fund residential mortgage loans made by George Mason prior to their sale into the secondary market. The credit facility requires, among other things, that George Mason and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth levels. The Company has guaranteed repayment of this debt. The interest rate on this credit facility is LIBOR plus between 1.50% and 1.875%. At June 30, 2007, none of this line was utilized.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $311.6 million at June 30, 2007 or 18% of total assets. We held investments that are classified as held-to-maturity in the amount of $88.5 million at June 30, 2007. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged the majority of its investment securities to the Federal Home Loan Bank of Atlanta with additional investment securities pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at June 30, 2007 was $194.3 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $13.3 million at June 30, 2007. As described above, George Mason has $250 million of lines of credit available from outside sources.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

At June 30, 2007, we were liability sensitive for the entire two year simulation period.   Liability sensitive means that we had more liabilities repricing than assets. We have more of our liabilities in non-maturity or short-term deposit products than we have in floating rate assets.  In a decreasing interest rate environment, net interest income would grow for a liability sensitive bank.  In the down 200 basis point scenario, net interest income improves by not more than 9.1% for the one year period and by not more than 10.2% over the two year time horizon. In the up 200 basis point scenario, for a liability sensitive bank, net interest income should contract in a rising rate environment.  In the up 200 basis point scenario, net interest income declines by not more than 2.6% in the first year and declines by not more than 4.1% over the two year time horizon.

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

At June 30, 2007, we were liability sensitive for the entire two year simulation period.   Liability sensitive means that we had more liabilities repricing than assets. We have more of our liabilities in non-maturity or short-term deposit products than we have in floating rate assets.  In a decreasing interest rate environment, net interest income would grow for a liability sensitive bank.  In the down 200 basis point scenario, net interest income improves by not more than 9.1% for the one year period and by not more than 10.2% over the two year time horizon.  In the up 200 basis point scenario, for a liability sensitive bank, net interest income should contract in a rising rate environment.  In the up 200 basis point scenario, net interest income declines by not more than 2.6% in the first year and declines by not more than 4.1% over the two year time horizon.

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

As of June 30, 2007, we had purchased 223,740 shares of our common stock at a total cost of $2.2 million.  All of these shares have been cancelled and retired.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 — April 30, 2007	31,540	9.66	31,540	968,460
May 1 — May 31, 2007	74,600	9.73	74,600	893,860
June 1 — June 30, 2007	117,600	9.86	117,600	776,260
Total	223,740	9.79	223,740

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company’s Annual Meeting of Shareholders was held on April 20, 2007.

(b)  Not applicable.

(c)  At the Annual Meeting of Shareholders, the following person was elected as director for a term expiring in 2008:

	Votes
Director	For	Withheld
Alan G. Merten	20,216,856	322,751

The following persons were elected as directors for terms expiring in 2010:

	Votes
Director	For	Withheld
B.G. Beck	14,494,809	6,044,798
Michael A. Garcia	20,226,479	313,128
J. Hamilton Lambert	20,224,956	314,651
Alice M. Starr	19,673,956	865,651

In addition, the shareholders voted on and ratified the appointment of KPMG LLP, as the Company’s independent auditors for 2007 by a vote of 19,972,925 for and 522,478 against, with 44,205 abstentions.

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

/s/ Bernard H. Clineburg
Date: August 9, 2007	Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark A. Wendel
Date: August 9, 2007	Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Jennifer L. Deacon
Date: August 9, 2007	Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)