Form 10-Q
period 2007-09-30
CARDINAL FINANCIAL CORP
filed 2007-11-08
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

24,254,361 shares of common stock, par value $1.00 per share, outstanding as of October 29, 2007

CARDINAL FINANCIAL CORPORATION

INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2007 and December 31, 2006

(In thousands, except share data)

Assets			September 30, 2007	December 31, 2006
			(Unaudited)

Cash and due from banks			$17,860	$24,585
Federal funds sold			25,750	11,491
Total cash and cash equivalents			43,610	36,076

Investment securities available-for-sale			343,517	231,631
Investment securities held-to-maturity (market value of $81,426 and $95,450 at September 30, 2007 and December 31, 2006, respectively)			82,740	97,665
Total investment securities			426,257	329,296

Other investments			12,674	9,158
Loans held for sale, net			144,448	338,731

Loans receivable, net of deferred fees and costs			973,518	845,449
Allowance for loan losses			(10,857)	(9,638)
Loans receivable, net			962,661	835,811

Premises and equipment, net			18,892	20,039
Deferred tax asset			6,600	6,415
Goodwill and intangibles, net			17,303	17,493
Bank-owned life insurance			31,931	30,646
Accrued interest receivable and other assets			13,224	14,764
Total assets			$1,677,600	$1,638,429

Liabilities and Shareholders’ Equity

Non-interest bearing deposits			$127,119	$123,301
Interest bearing deposits			1,010,751	1,095,581
Other borrowed funds			322,388	194,631
Mortgage funding checks			17,776	46,159
Escrow liabilities			1,594	3,229
Accrued interest payable and other liabilities			41,911	19,655
Total liabilities			1,521,539	1,482,556

Common stock, $1 par value	2007	2006
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	24,254,361	24,459,155	24,254	24,459
Additional paid-in capital			131,104	132,985
Retained earnings			3,074	705
Accumulated other comprehensive loss			(2,371)	(2,276)
Total shareholders’ equity			156,061	155,873
Total liabilities and shareholders’ equity			$1,677,600	$1,638,429

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and nine months ended September 30, 2007 and 2006

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Interest income:
Loans receivable	$16,551	$13,495	$46,568	$37,522
Loans held for sale	4,256	5,193	13,954	14,746
Federal funds sold	70	181	1,220	915
Investment securities available-for-sale	3,606	2,834	9,496	7,525
Investment securities held-to-maturity	896	1,079	2,858	3,306
Other investments	166	84	442	262
Total interest income	25,545	22,866	74,538	64,276

Interest expense:
Deposits	11,378	10,678	35,188	27,605
Other borrowed funds	3,834	1,768	8,949	5,145
Total interest expense	15,212	12,446	44,137	32,750
Net interest income	10,333	10,420	30,401	31,526
Provision for loan losses	915	230	1,670	870
Net interest income after provision for loan losses	9,418	10,190	28,731	30,656

Non-interest income:
Service charges on deposit accounts	505	418	1,472	1,176
Loan service charges	365	386	1,187	1,567
Investment fee income	1,101	849	3,236	2,486
Net gain on sales of loans	2,093	2,455	7,157	7,753
Net realized gain on investment securities available-for-sale	—	66	14	66
Net realized loss on investment securities trading	—	—	(11)	—
Management fee income	229	583	899	1,665
Litigation recovery on previously impaired investment	17	—	83	—
Increase in cash surrender value of bank-owned life insurance	428	212	1,285	212
Other income	5	(7)	39	741
Total non-interest income	4,743	4,962	15,361	15,666

Non-interest expense:
Salary and benefits	5,592	6,195	18,237	18,224
Occupancy	1,362	1,399	3,989	3,902
Professional fees	770	456	1,686	1,677
Depreciation	748	831	2,345	2,369
Data processing	345	362	1,044	1,002
Telecommunications	278	316	856	937
Loss related to escrow arrangement	3,500	—	3,500	—
Amortization of intangibles	63	63	190	356
Impairment of goodwill and intangible assets	—	2,927	—	2,927
Other operating expenses	2,811	2,496	8,293	7,531
Total non-interest expense	15,469	15,045	40,140	38,925
Net income (loss) before income taxes	(1,308)	107	3,952	7,397
Provision for income taxes	(702)	(148)	851	2,209
Net income (loss)	$(606)	$255	$3,101	$5,188
Earnings per common share — basic	$(0.02)	$0.01	$0.13	$0.21
Earnings per common share — diluted	$(0.02)	$0.01	$0.12	$0.21
Weighted-average common shares outstanding — basic	24,253,187	24,430,917	24,424,037	24,411,330
Weighted-average common shares outstanding — diluted	24,253,187	24,917,422	24,900,401	24,970,941

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and nine months ended September 30, 2007 and 2006

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net income (loss)	$(606)	$255	$3,101	$5,188
Other comprehensive gain:
Unrealized gain on available-for-sale investment securities:

Unrealized holding gain arising during the period, net of tax expense of $1.2 million and $163 thousand for the three and nine months ended September 30, 2007, respectively, and tax expense of $1.5 million and $26 thousand for the three and nine months ended September 30, 2006, respectively	2,230	2,851	307	97

Less: reclassification adjustment for gains included in net income net of tax expense of $5 thousand for the nine months ended September 30, 2007 and $23 thousand for each of the three and nine months ended September 30, 2006.	—	(43)	(9)	(43)
	2,230	2,808	298	54

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $106 thousand and $218 thousand for the three and nine months ended September 30, 2007, respectively, and tax expense of $137 thousand and tax benefit of $31 thousand for the three and nine months ended September 30, 2006, respectively	(191)	234	(393)	(34)
Comprehensive income	$1,433	$3,297	$3,006	$5,208

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2007 and 2006

(In thousands)

(Unaudited)

					Accumulated Other Comprehensive
			Additional Paid-in	Retained Earnings
	Common	Common
	Shares	Stock	Capital	(Deficit)	Loss	Total

Balance, December 31, 2005	24,363	$24,363	$132,150	$(5,269)	$(3,365)	$147,879

Cumulative effect at January 1, 2006 of change in method of quantifying errors	—	—	25	(438)	—	(413)

Stock options exercised	34	34	222	—	—	256

Payment of deferred compensation shares	—	—	(4)	—	—	(4)

Dividends on common stock of $0.03 per share	—	—	—	(732)	—	(732)

Change in accumulated other comprehensive loss	—	—	—	—	20	20

Net income	—	—	—	5,188	—	5,188
Balance, September 30, 2006	24,397	$24,397	$132,393	$(1,251)	$(3,345)	$152,194
Balance, December 31, 2006	24,459	$24,459	$132,985	$705	$(2,276)	$155,873

Stock options exercised	19	19	82	—	—	101

Payment of deferred compensation shares	—	—	3	—	—	3

Purchase and retirement of common stock	(224)	(224)	(1,966)	—	—	(2,190)

Dividends on common stock of $0.03 per share	—	—	—	(732)	—	(732)

Change in accumulated other comprehensive loss	—	—	—	—	(95)	(95)

Net income	—	—	—	3,101	—	3,101
Balance, September 30, 2007	24,254	$24,254	$131,104	$3,074	$(2,371)	$156,061

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006

Cash flows from operating activities:
Net income	$3,101	$5,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,345	2,369
Amortization of premiums, discounts and intangibles	468	887
Impairment of goodwill and intangible assets	—	2,927
Provision for loan losses	1,670	870
Loans held for sale originated	(1,807,962)	(2,277,231)
Proceeds from the sale of loans held for sale	2,009,402	2,388,590
Gain on sales of loans held for sale	(7,157)	(7,753)
Proceeds from sale, maturity and call of investment securities trading	3,988	—
Purchase of investment securities trading	(3,999)	—
Loss on sale of investments securities trading	11	—
Gain on sale of investment securities available-for-sale	(14)	(66)
Loss on sale of other assets	3	2
Increase in cash surrender value of bank-owned life insurance	(1,285)	—
(Increase) decrease in accrued interest receivable, other assets and deferred tax asset	803	(13,065)
Increase in accrued interest payable, escrow liabilities and other liabilities	20,668	7,086
Net cash provided by operating activities	222,042	109,804

Cash flows from investing activities:
Purchases of premises and equipment	(1,201)	(4,568)
Proceeds from sale, maturity and call of investment securities available-for-sale	33,946	—
Proceeds from maturity and call of investment securities held-to-maturity	4,000	—
Proceeds from sale of other investments	3,328	2,938
Purchase of investment securities available-for-sale	(130,758)	(29,300)
Purchase of mortgage-backed securities available-for-sale	(32,421)	(62,568)
Purchase of other investments	(6,844)	(2,522)
Purchase of Bank-owned life insurance	—	(30,212)
Redemptions of investment securities available-for-sale	17,678	18,893
Redemptions of investment securities held-to-maturity	10,740	12,315
Net cash paid in acquisition	—	(339)
Net increase in loans receivable, net of deferred fees and costs	(128,520)	(100,913)
Net cash used in investing activities	(230,052)	(196,276)

Cash flows from financing activities:
Net increase (decrease) in deposits	(81,012)	106,987
Net increase in other borrowed funds - short term	39,882	21,757
Net increase (decrease) in mortgage funding checks	(28,383)	3,758
Proceeds from FHLB advances - long term	115,000	15,000
Repayments of FHLB advances - long term	(27,125)	(41,125)
Stock options exercised	101	256
Purchase and retirement of common stock	(2,190)	—
Deferred compensation payments	3	(4)
Dividends on common stock	(732)	(732)
Net cash provided by financing activities	15,544	105,897

Net increase in cash and cash equivalents	7,534	19,425
Cash and cash equivalents at beginning of the period	36,076	36,589
Cash and cash equivalents at end of the period	$43,610	$56,014

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$43,693	$32,942
Cash paid for income taxes	3,925	4,963

Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$413	$1,419
Unsettled sale of investment securities available-for-sale	—	10,210

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

September 30, 2007

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Note 3

Stock-Based Compensation

At September 30, 2007, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. There were 16,371 shares of the Company’s common stock available for future grants in the Option Plan as of September 30, 2007.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting and award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan currently authorizes grants and awards with respect to 2,420,000 shares of the Company’s common stock.  There were 263,258 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of September 30, 2007.

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

Total expense related to the Company’s share-based compensation plans for the three months ended September 30, 2007 and 2006 was $77,000 and $103,000, respectively. Total expense related to the Company’s share-based compensation plans for the nine months ended September 30, 2007 and 2006 was $256,000 and $250,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $27,000 and $36,000 for the three months ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $90,000 and $88,000 for the nine months ended September 30, 2007 and 2006, respectively.

There were no options granted during the three months ended September 30, 2007. The weighted average per share fair values of stock option grants made during the three months ended September 30, 2006 was $5.38.  The weighted average per share fair values of stock option grants made during the nine months ended September 30, 2007 and 2006 were $4.89 and $5.71, respectively. The fair values of the options granted for these periods were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2007	2006
Estimated option life	6.5 years	6.5 years	6.5 years
Risk free interest rate	4.69 — 5.02%	4.81%	4.44 — 5.03%
Expected volatility	43.20%	42.10%	43.20%
Expected dividend yield	0.50%	0.40%	0.50%

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

Stock option activity during the nine months ended September 30, 2007 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding at December 31, 2006	2,419,274	$8.70
Granted	500	10.18
Exercised	(18,946)	5.31
Forfeited	(17,075)	10.13
Outstanding at September 30, 2007	2,383,753	$8.71	6.88	$3,057
Options exercisable at September 30, 2007	2,137,675	$8.39	6.71	$3,428

Total intrinsic values of options exercised during the three months ended September 30, 2007 and 2006 were $12,000 and $5,000, respectively. Total intrinsic values of options exercised during the nine months ended September 30, 2007 and 2006 were $89,000 and $124,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the nine months ended September 30, 2007 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2006	410,606	$4.63
Granted	500	4.89
Vested	(158,828)	3.42
Forfeited	(6,200)	4.48
Balance at September 30, 2007	246,078	$5.42

At September 30, 2007, there were $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.4 years. The total fair value of shares that vested during the three months ended September 30, 2007 and 2006 were $53,000 and $10,000, respectively. The total fair value of shares that vested during the nine months ended September 30, 2007 and 2006 were $578,000 and $368,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2007 and 2006 is as follows:

At and for the Three Months Ended September 30, 2007 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$9,969	$767	$—	$(403)	$—	$10,333
Provision for loan losses	915	—	—	—	—	915
Non-interest income	1,029	2,601	1,101	12	—	4,743
Non-interest expense	7,533	2,697	4,363	876	—	15,469
Provision for income taxes	715	242	(1,222)	(437)	—	(702)
Net income (loss)	$1,835	$429	$(2,040)	$(830)	$—	$(606)

Total Assets	$1,641,766	$163,896	$4,152	$173,607	$(305,821)	$1,677,600
Average Assets	$1,650,498	$239,395	$4,247	$173,802	$(408,502)	$1,659,440

At and for the Three Months Ended September 30, 2006 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$9,565	$1,126	$—	$(271)	$—	$10,420
Provision for loan losses	230	—	—	—	—	230
Non-interest income	759	3,341	849	13	—	4,962
Non-interest expense	6,972	3,615	3,912	546	—	15,045
Provision for income taxes	893	305	(1,093)	(253)	—	(148)
Net income (loss)	$2,229	$547	$(1,970)	$(551)	$—	$255

Total Assets	$1,481,653	$273,126	$5,501	$160,511	$(371,646)	$1,549,145
Average Assets	$1,470,211	$276,383	$7,602	$158,898	$(424,252)	$1,488,842

At and for the Nine Months Ended September 30, 2007 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$29,055	$2,319	$—	$(973)	$—	$30,401
Provision for loan losses	1,670	—	—	—	—	1,670
Non-interest income	3,052	9,036	3,236	37	—	15,361
Non-interest expense	22,693	9,045	6,267	2,135	—	40,140
Provision for income taxes	2,365	828	(1,283)	(1,059)	—	851
Net income (loss)	$5,379	$1,482	$(1,748)	$(2,012)	$—	$3,101

Total Assets	$1,641,766	$163,896	$4,152	$173,607	$(305,821)	$1,677,600
Average Assets	$1,628,777	$265,305	$4,680	$169,925	$(428,502)	$1,640,185

At and for the Nine Months Ended September 30, 2006 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$28,921	$3,405	$—	$(800)	$—	$31,526
Provision for loan losses	870	—	—	—	—	870
Non-interest income	2,527	10,618	2,487	34	—	15,666
Non-interest expense	20,077	11,604	5,543	1,701	—	38,925
Provision for income taxes	3,290	853	(1,071)	(863)	—	2,209
Net income (loss)	$7,211	$1,566	$(1,985)	$(1,604)	$—	$5,188

Total Assets	$1,481,653	$273,126	$5,501	$160,511	$(371,646)	$1,549,145
Average Assets	$1,417,778	$268,592	$7,397	$159,849	$(421,208)	$1,432,408

At September 30, 2007, the Company did not have any operating segments other than those reported. Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment. The parent company’s most significant assets are its net investments in its subsidiaries. The parent company’s net interest expense is comprised of interest income from short-term investments and interest expense on trust preferred securities. The parent company’s non-interest expense is primarily non-allocable executive salaries and professional services related to the Company’s regulatory requirements.

Note 5

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006. Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 81,359 and 2,971 for the three months ended September 30, 2007 and 2006, respectively. Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 54,887 and none for the nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Net income available to common shareholders	$(606)	$255	$3,101	$5,188
Weighted average common shares — basic	24,253	24,431	24,424	24,411
Weighted average common shares — diluted	24,253	24,917	24,900	24,971
Earnings per common share — basic	$(0.02)	$0.01	$0.13	$0.21
Earnings per common share — diluted	$(0.02)	$0.01	$0.12	$0.21

The following shows the calculation of diluted outstanding shares for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Weighted average shares outstanding — basic	24,253	24,431	24,424	24,411
Weighted average shares attributable to deferred compensation plans	—	185	210	175
Weighted average shares attributable to vested stock options	—	301	266	385
Incremental shares attributable to unvested stock options	—	—	—	—
Total weighted average shares — diluted	24,253	24,917	24,900	24,971

For the three months ended September 30, 2007, weighted average shares attributable to the deferred compensation plans and vested stock options were excluded from the diluted weighted average shares calculation because they are antidilutive to the diluted earnings per share calculation due to the net loss recorded during the third quarter of 2007.

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

At September 30, 2007, accumulated other comprehensive income included an after-tax unrealized loss of $394,000 related to forward loan sales contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amounts recorded in accumulated other comprehensive income at September 30, 2007 that is related to the Company’s cash flow hedges will be recognized in earnings during the fourth quarter of 2007. For the three and nine months ended September 30, 2007 and 2006, the hedge ineffectiveness recorded through earnings was immaterial.

At September 30, 2007, the derivative asset was $1.4 million and the derivative liability was $2.0 million. The Company had $95.1 million in loan commitments and $95.1 million in associated forward loan sales. The Company also had $106.9 million in forward loan sales contracts hedging the majority of its loans held for sale portfolio.

Note 7

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at September 30, 2007 is as follows:

			Wealth Management
	Mortgage Banking		and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2006	$1,781	$445	$795	$433	$2,576	$878
2007 activity:
Customer relationship intangibles	—	148	—	30	—	178
Trade name	—	—	—	12	—	12
Balance at September 30, 2007	$1,781	$593	$795	$475	$2,576	$1,068

The aggregate amortization expense for each of the three month periods ended September 30, 2007 and 2006 was $63,000. The aggregate amortization expense for the nine months ended September 30, 2007 and 2006 was $190,000 and $356,000, respectively.

The estimated amortization expense for the next five years is as follows:

(In thousands)
2007 (October — December)	$63
2008	245
2009	238
2010	238
2011	238
2012	238
Thereafter	248

The carrying amount of goodwill at September 30, 2007 was as follows:

			Wealth
			Management
	Commercial	Mortgage	and Trust
(In thousands)	Banking	Banking	Services	Total
Balance at December 31, 2006	$22	$12,941	$2,832	$15,795
2007 activity	—	—	—	—
Balance at September 30, 2007	$22	$12,941	$2,832	$15,795

Goodwill of each of the Company’s business segments is tested for impairment on an annual basis or more frequently if events or circumstances warrant. During the quarter ended September 30, 2007, the Company performed an evaluation of the goodwill associated with its acquisition of George Mason, and no impairment was indicated.

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

Commitments to extend credit represent obligations of the Company to extend credit or guarantee borrowings and are not recorded on the consolidated statements of financial condition.  The rates and terms of these instruments are competitive with others in the market in which the Company operates.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Company’s maximum exposure to credit loss under commitments to extend credit is represented by the contractual amounts of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis and requires collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

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

At September 30, 2007, commitments to extend credit were $440.6 million and standby letters of credit were $10.1 million. The fair value of the liability associated with standby letters of credit at September 30, 2007 was immaterial.

George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of September 30, 2007 was $47,000.

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

Note 9

Capital Resources

In October 2007, George Mason and the Bank cancelled its one year $150 million floating rate revolving credit and security agreement with a third party. The purpose of this credit facility was to fund residential mortgage loans made by George Mason prior to their sale into the secondary market. However, we determined that as a result of the limited use of this credit facility and the available liquidity at the Bank, this credit facility was no longer needed.  At September 30, 2007, none of this line was utilized.

In addition to this facility, this same lender had also provided a $100 million facility that was utilized by George Mason to warehouse residential mortgage loans held for sale to this lender. Again, this credit facility was cancelled in October 2007 as a result of the limited use by George Mason of this facility and the available liquidity at the Bank.

Note 10

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

As of September 30, 2007, the Company had no unrecognized tax benefits.  The Company also had no interest expense and/or tax penalties during the three and nine months ended September 30, 2007.  If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

Note 11

Loss on Escrow Arrangement

The Company’s financial results for the three and nine months ended September 30, 2007 reflect a loss of $3.5 million that arose from an escrow arrangement with Liberty Growth Fund, LP and AIMS Worldwide, Inc on July 25, 2007.   The Company served as the escrow agent in connection with an equity financing transaction between Liberty Growth Fund and AIMS Worldwide.

In that transaction, Liberty Growth Fund had agreed to purchase from AIMS Worldwide shares of its preferred stock for $3.85 million.  AIMS Worldwide would then use these proceeds to fund its acquisition of two other companies, Target America and Ikon Public Affairs Group, LLC.

As provided in the escrow agreement, Liberty Growth Fund delivered a check to the Company in the amount of $3.85 million on July 24, 2007.  On July 25, 2007, the Company released funds totaling $3.85 million to AIMS Worldwide and certain of its designated beneficiaries and shares of AIMS Worldwide’s preferred stock and warrants to an agent of Liberty Growth Fund.  The Company then learned that Liberty Growth Fund had previously stopped payment on its check.  Liberty Growth Fund issued another check in the same amount, but that check was dishonored for lack of sufficient funds.

Promptly following the Company’s release of funds, the Company attempted to retrieve the funds from the persons and entities who had received them.  The recipients of the funds, however, refused to return the funds.  The Company also made an unsuccessful demand on Liberty Growth Fund and Philip A. Seifert, the principal of Liberty Growth Fund, for performance of Liberty Growth Fund’s obligations under the escrow arrangement and the payment of the proper amount into escrow.

On August 9, 2007, the Company filed a complaint against defendants Philip A. Seifert and Liberty Growth Fund, LP in the Circuit Court of Fairfax County, Virginia.  The complaint sets forth several causes of action including actual fraud and claims associated with the stopped payment check and dishonored check tendered to the Company.  The complaint seeks to recover the entire amount of the Company’s loss, interest and costs and, under the fraud count, punitive damages and attorneys’ fees.  The defendants filed an answer acknowledging that Seifert, on behalf of Liberty Growth Fund, did stop payment on the check delivered to the Company on July 24, 2007.  The defendants’ answer also admitted that the account on which the check was drawn lacked sufficient funds to pay the amount of the check, and that the defendants knew that at the time the check was tendered to the Company.

On September 17, 2007, the Company amended its complaint to add a claim for constructive fraud and to seek the imposition of a constructive trust on the shares of AIMS Worldwide’s preferred stock and warrants that the Company had released.  Those shares and warrants are currently being held in escrow by the Company pending resolution of certain disputes in a separate interpleader proceeding involving Seifert and his spouse, to whom Seifert had purportedly delivered the securities at issue.  The Company is a party to that proceeding in order to seek the constructive trust.

The Company had previously disclosed that the maximum amount of its exposure in connection with the escrow arrangement was $3.85 million.  Since that time, however, the Company has recovered the $350,000 brokerage fee and certain AIMS Worldwide warrants from Lerota, LLC, the broker who represented Liberty Growth Fund in the transaction with AIMS Worldwide.  The Company understands that Lerota voluntarily returned the fee and the warrants because the financing transaction between AIMS Worldwide and Liberty Growth Fund was never completed, given Liberty Growth Fund’s failure to make the required payment.   In addition, the Company continues to hold in escrow additional shares of AIMS Worldwide’s preferred stock that may be issued in a potential second round of financing with Liberty Growth Fund.

The Company will continue to take all steps necessary to resolve this matter with Liberty Growth Fund and Seifert and all other appropriate parties in order to recover the total amount that it is due.  These steps include litigation and any remedies available to a federally insured institution.  The Company has turned to the federal and local law enforcement authorities for assistance in this matter.  The Company has also made a claim to its insurance company in order to recover any amounts that may be covered.  The final resolution of this situation will not be known for several months or longer.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2007 and December 31, 2006 and the unaudited results of our operations for the three and nine months ended September 30, 2007 and 2006. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

On February 9, 2006, we acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. Our trust division acts as trustee or custodian for assets in excess of $6.02 billion as of September 30, 2007. Services provided by this division include trust, estates, custody, investment management, escrows, and retirement plans. The trust division is included, along with CWS and Wilson/Bennett, in the Wealth Management and Trust Services segment. In prior periods, this segment was called Investment Services or Trust and Investment Services.

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

Accounting for Economic Hedging Activities

We account for our derivatives and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the statement of condition at their fair values. We do not enter into derivative transactions for speculative purposes. For derivatives designated as hedges, we contemporaneously document the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness.  We evaluate the effectiveness of these transactions at inception and on an ongoing basis.  Ineffectiveness is recorded through earnings.  For derivatives designated as cash flow hedges, the fair value adjustment is recorded as a component of other comprehensive income, except for the ineffective portion which is recorded in earnings.  For derivatives designated as fair value hedges, the fair value adjustments for both the hedged item and the hedging instrument are recorded through the income statement with any difference considered the ineffective portion of the hedge.

We discontinue hedge accounting prospectively when it is determined that the derivative is no longer highly effective. In situations in which cash flow hedge accounting is discontinued, we continue to carry the derivative at its fair value on the statements of condition and recognize any subsequent changes in fair value in earnings over the term of the forecasted transaction. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, we recognize immediately in earnings any gains and losses that were accumulated in other comprehensive income.

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

Accounting for the Impairment of Amortizing Intangible Assets and Other Long-Lived Assets

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

Statements of Income

General

For the three months ended September 30, 2007, we recorded a net loss of $606,000 compared to net income of $255,000 for the three months ended September 30, 2006, a decrease of $861,000.  The net loss for the three months ended September 30, 2007 compared to the net income reported in the same period of 2006 is primarily a result of the loss we recorded on the escrow arrangement with Liberty Growth Fund, LP and AIMS Worldwide, Inc. (see note 11 to the notes to the consolidated financial statements for more information pertaining to this transaction).  In addition, our results for the three months ended September 30, 2006 were negatively impacted by the impairment charges to the goodwill and certain other intangible assets related to our acquisition of Wilson/Bennett.  Excluding the loss on the escrow arrangement during 2007 and the impairment charges recorded in 2006, we would have recorded net income of $1.9 million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of $242,000, or 11%.  A reconciliation of these non-GAAP financial measures to our GAAP financial information is presented in Table 1 below.

Net interest income after provision for loan losses decreased $772,000, or 8%, to $9.4 million for the three months ended September 30, 2007 compared to $10.2 million for the same period of 2006.  The decrease in net interest income after provision for loan losses is primarily a result of an increase in provision for loan losses to $915,000 for the three months ended September 30, 2007, compared to $230,000 for the three months ended September 30, 2006, an increase of $685,000.  The increase in provision for loan losses during the third quarter of 2007 was due to a charge-off of a nonaccrual loan totaling $417,000 and an increase in the reserve for loan losses as a result of net new loan growth during the quarter totaling $44.9 million.  In addition, net interest income for the third quarter of 2007 decreased $87,000 to $10.3 million as compared to $10.4 million for the same period of 2006 due to increases in interest expense that was greater than the increases in interest income as discussed below.

Non-interest income decreased $219,000 to $4.7 million for the three months ended September 30, 2007 compared to $5.0 million for the same period of 2006.  The decrease in non-interest income was primarily a result of decreases in net gains on loan sales of $362,000 and management fee income of $354,000 for the third quarter of 2007 as compared to the same period of 2006, due to tightening credit conditions within the mortgage industry and the slowdown in the regional housing market.  These decreases were offset by an increase in investment fee income of $252,000 and an increase in the cash surrender value related to our bank-owned life insurance of $216,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Non-interest expense increased $424,000, or 3%, to $15.5 million for the three months ended September 30, 2007, compared to $15.0 million for the same period of 2006.  The increase in non-interest expense is primarily related to the aforementioned loss on the escrow arrangement recorded during the third quarter of 2007.  Excluding the loss on the escrow arrangement during 2007 and the impairment charges recorded during the third quarter of 2006, non-interest expense would have decreased $497,000 to $11.6 million during the third quarter of 2007 as compared to $12.1 million for the same period of 2006.  A reconciliation of these non-GAAP financial measures to our GAAP financial information is presented in Table 1 below.

Basic and diluted loss per common share was $(0.02) for the three months ended September 30, 2007.  Basic and diluted earnings per common share for the three months ended September 30, 2006 was $0.01.  Excluding the aforementioned nonrecurring expenses during the third quarter of 2007 and 2006, basic and diluted earnings per common share for each of the three months ended September 30, 2007 and 2006 would have been $0.08 and $0.09, respectively.  A reconciliation of these non-GAAP financial measures to our GAAP financial information is presented in Table 1 below.

Net income for the nine months ended September 30, 2007 and 2006 was $3.1 million and $5.2 million, respectively.  The net income for each of these periods was impacted by the aforementioned nonrecurring expenses totaling $3.8 million and $2.9 million for the year-to-date September 30, 2007 and 2006, respectively.  Excluding these nonrecurring expenses, net income for the nine months ended September 30, 2007 and 2006 would have been $5.6 million and $7.1 million, respectively.  A reconciliation of these non-GAAP financial measures to our GAAP financial information is presented in Table 1 below.

Net interest income after provision for loan losses was $28.7 million and $30.7 million for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in net interest income after provision for loan losses was a result of a decrease in net interest income of $1.1 million due to increased interest expense over interest income as discussed in more detail below.  In addition, provision for loan losses increased $800,000 during the nine months ended September 30, 2007 as compared to the same period of 2006.  The increase in provision expense was related to the aforementioned loan charge-off of $417,000 recorded during the third quarter of 2007 and the increase in the reserve for loan losses as a result of our net new loan growth of $128.1 million for the year-to-date 2007.

Non-interest income for the nine months ended September 30, 2007 and 2006 was $15.4 million and $15.7 million, respectively, a decrease of $305,000 or 2%.  The decrease was primarily attributable to decreases in gains on sales of loans and management fee income of $596,000 and $766,000, respectively.  These decreases were offset by an increase in investment fee income of $750,000 and an increase in the cash surrender value of our bank-owned life insurance of $1.1 million.  Non-interest income for the nine months ended September 30, 2006 included gains from the extinguishment of two borrowings totaling $769,000.

Non-interest expense increased $1.2 million, or 3%, to $40.1 million for the nine months ended September 30, 2007, compared to $38.9 million for the same period of 2006.  The increase in non-interest expense is primarily related to the aforementioned loss on the escrow arrangement recorded during the third quarter of 2007.  Excluding the loss on the escrow arrangement during 2007 and the impairment charges recorded during the third quarter of 2006, non-interest expense would have increased $294,000 to $36.3 million during the year-to-date 2007 as compared to $36.0 million for the same period of 2006.  A reconciliation of these non-GAAP financial measures to our GAAP financial information is presented in Table 1 below.

Basic and diluted earnings per common share were $0.13 and $0.12, respectively, for the nine months ended September 30, 2007.  Basic and diluted earnings per common share for the nine months ended September 30, 2006 was $0.21.  Excluding the aforementioned nonrecurring expenses during the third quarter of 2007 and 2006, basic earnings per common share for the nine months ended September 30, 2007 and 2006 would have been $0.23 and $0.29, respectively, and diluted earnings per common share for the nine months ended September 30, 2007 and 2006, would have been $0.22 and $0.28, respectively.  A reconciliation of these non-GAAP financial measures to our GAAP financial information is presented in Table 1 below.

Return on average assets for the three months ended September 30, 2007 and 2006 was (0.15)% and 0.07%, respectively. Return on average assets for the nine months ended September 30, 2007 and 2006 was 0.25% and 0.48%, respectively.  Return on average equity for the three months ended September 30, 2007 and 2006 was (1.54)% and 0.67%, respectively. Return on average equity for the nine months ended September 30, 2007 and 2006 was 2.63% and 4.58%, respectively.

Net income attributable to the Commercial Banking segment for the three months ended September 30, 2007 and 2006 was $1.8 million and $2.2 million, respectively.  For the nine months ended September 30, 2007 and 2006, net income attributable to the Commercial Banking segment was $5.4 million and $7.2 million, respectively.  The decreases in net income for the three and nine months ended September 30, 2007 compared to the same periods of 2006 in the Commercial Banking segment is primarily attributable to an increase in non-interest expense related to the additional branch offices opened over the past twelve months and an increase in our FDIC insurance premiums due to the change in the assessment calculations as a result of the deposit insurance reform implemented during 2007 by the FDIC.

Net income attributable to the Mortgage Banking segment for the three months ended September 30, 2007 and 2006 was $429,000 and $547,000, respectively.  For the nine months ended September 30, 2007 and 2006, net income attributable to the Mortgage Banking segment was $1.5 million and $1.6 million, respectively.  The decrease in net income for the three and nine months ended September 30, 2007 compared to the same periods of 2006 was primarily attributable to decreases in net interest income and non-interest income due to decreased loan sale volume when comparing the periods.

The Wealth Management and Trust Services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded a net loss of $2.0 million for each of the three month periods ended September 30, 2007 and 2006.  For the nine months ended September 30, 2007 and 2006, this business segment recorded a net loss of $1.7 million and $2.0 million, respectively.  The losses recorded in the Wealth Management and Trust Services segment are directly related to the loss on the escrow arrangement recorded during the third quarter of 2007 and the impairment charges recorded during the third quarter of 2006.  Excluding these losses, this business segment would have recorded net income of $253,000 and a net loss of $67,000 for the three months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007 and 2006, the Wealth Management and Trust Services segment would have recorded net income of $545,000 and a net loss of $82,000, respectively, excluding the aforementioned losses.  The trust division of the Bank is included in the results of operations since the date of acquisition, February 9, 2006.  A reconciliation of these non-GAAP financial measures to our GAAP financial information is presented in Table 1 below.

We believe that, because the loss on the escrow arrangement during the third quarter of 2007 and the impairment charges recorded during the third quarter of 2006 were nonrecurring one-time charges to earnings, excluding these losses from our operating results supplements the GAAP financial information and provides more useful comparable measures of evaluating the operating results and any related trends that may be affecting our business.

Table 1.

Reconciliation of GAAP to Non-GAAP Financial Measures

For the Three and Nine Months Ended September 30, 2007 and 2006

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

GAAP reported non-interest expense	$15,469	$15,045	$40,140	$38,925
Less nonrecurring expenses, pretax
Loss related to escrow arrangement	3,500	—	3,500	—
Legal expenses related to escrow arrangement	349	—	349	—
Impairment of goodwill	—	960	—	960
Impairment of customer relationships intangible	—	1,455	—	1,455
Impairment of employment/non-compete agreement	—	513	—	513
Non-interest expense without nonrecurring expenses	$11,620	$12,117	$36,291	$35,997

GAAP reported net income	$(606)	$255	$3,101	$5,188
Less nonrecurring expenses, after tax
Loss related to escrow arrangement	2,293	—	2,293	—
Legal expenses related to escrow arrangement	229	—	229	—
Impairment of goodwill	—	624	—	624
Impairment of customer relationships intangible	—	946	—	946
Impairment of employment/non-compete agreement	—	333	—	333
Net income without nonrecurring expenses	$1,916	$2,158	$5,623	$7,091

GAAP reported net income per common share, basic	$(0.02)	$0.01	$0.13	$0.21
Less nonrecurring expenses, after tax:
Loss related to escrow arrangement	0.09	—	0.09	—
Legal expenses related to escrow arrangement	0.01	—	0.01	—
Impairment of goodwill	—	0.03	—	0.02
Impairment of customer relationships intangible	—	0.04	—	0.04
Impairment of employment/non-compete agreement	—	0.01	—	0.01
Earnings per common share without nonrecurring expenses - basic	$0.08	$0.09	$0.23	$0.29

GAAP reported net income per common share, fully diluted	$(0.02)	$0.01	$0.12	$0.21
Less nonrecurring expenses, after tax:
Loss related to escrow arrangement	0.09	—	0.09	—
Legal expenses related to escrow arrangement	0.01	—	0.01	—
Impairment of goodwill	—	0.03	—	0.02
Impairment of customer relationships intangible	—	0.04	—	0.04
Impairment of employment/non-compete agreement	—	0.01	—	0.01
Earnings per common share without nonrecurring expenses - fully diluted	$0.08	$0.09	$0.22	$0.28

Wealth Management and Trust Services Business Segment
GAAP reported net income	$(2,040)	$(1,970)	$(1,748)	$(1,985)
Less nonrecurring expenses, after tax
Loss related to escrow arrangement	2,293	—	2,293	—
Impairment of goodwill	—	624	—	624
Impairment of customer relationships intangible	—	946	—	946
Impairment of employment/non-compete agreement	—	333	—	333
Net income without nonrecurring expenses	$253	$(67)	$545	$(82)

Net Interest Income

Net interest income represents the difference between interest and fees earned on interest -earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended September 30, 2007 and 2006 was $10.3 million and $10.4 million, respectively, a period-to-period decrease of $87,000, or 0.8%. Net interest income for the nine months ended September 30, 2007 and 2006 was $30.4 million and $31.5 million, respectively.  The decrease in net interest income is primarily the result of a greater increase in our cost of interest-bearing liabilities than our increase in the yields earned for average earning assets.  We have certain loans and investment securities for which a portion of the income realized is tax-exempt.  Net interest income on a tax equivalent basis for the three months ended September 30, 2007 and 2006 was $10.4 million and $10.5 million, respectively.  For the nine months ended September 30, 2007 and 2006, net interest income on a tax equivalent basis was $30.7 million and $31.6 million, respectively.

Our net interest margin, which equals net interest income divided by average earning assets, was 2.65% and 2.93%, respectively, for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, our net interest margin was 2.63% and 3.05%, respectively.  The decrease in the net interest margin for the three and nine months ended September 30, 2007 compared to the same periods of 2006 is a result of the higher increase in the cost of interest-bearing liabilities than the increase in yields earned for average earning assets.  Tables 2 through 5 present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Table 2.

Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities

Three Months Ended September 30, 2007, 2006 and 2005

(In thousands)

	2007			2006			2005
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$108,266	$2,132	7.88%	$86,592	$1,649	7.62%	$67,519	$1,089	6.45%
Real estate - commercial	385,432	6,556	6.80	294,680	4,881	6.63	277,487	4,466	6.44
Real estate - construction	171,846	3,639	8.47	146,803	3,214	8.76	65,414	1,189	7.27
Real estate - residential	200,792	2,749	5.48	173,942	2,315	5.32	130,390	1,607	4.93
Home equity lines	72,365	1,323	7.25	71,888	1,339	7.45	68,624	927	5.36
Consumer	8,222	165	7.96	5,008	97	7.75	4,760	87	7.31
Total loans	946,923	16,564	7.00	778,913	13,495	6.93	614,194	9,365	6.10

Loans held for sale, net	233,646	4,256	7.29	275,885	5,193	7.53	468,808	6,101	5.21
Investment securities - trading	—	—	0.00	—	—	0.00	—	—	0.00
Investment securities - available-for-sale	293,554	3,696	5.04	243,259	2,891	4.75	149,207	1,414	3.79
Investment securities held-to-maturity	85,850	896	4.17	104,768	1,079	4.12	124,632	1,197	3.84
Other investments	10,944	166	6.05	5,584	84	6.03	6,718	56	3.31
Federal funds sold	5,003	71	5.69	15,219	181	4.71	23,863	208	3.46
Total interest-earning assets and interest income (2)	1,575,920	25,649	6.51	1,423,628	22,923	6.44	1,387,422	18,341	5.29

Non-interest earning assets:
Cash and due from banks	5,659			4,966			13,963
Premises and equipment, net	19,347			20,528			17,525
Goodwill and other intangibles, net	17,341			20,425			20,649
Accrued interest and other assets	51,685			28,265			21,119
Allowance for loan losses	(10,512)			(8,970)			(7,378)
Total assets	$1,659,440			$1,488,842			$1,453,300

Liabilities and Shareholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	117,665	904	3.05%	134,293	976	2.91%	109,030	316	1.15%
Money markets	53,155	345	2.58	89,179	517	2.32	223,210	1,570	2.81
Statement savings	359,379	4,226	4.66	232,930	2,802	4.78	9,979	29	1.14
Certificates of deposit	498,113	5,903	4.70	584,089	6,383	4.37	555,193	4,867	3.51
Total interest - bearing deposits	1,028,312	11,378	4.39	1,040,491	10,678	4.07	897,412	6,782	3.00

Other borrowed funds	319,767	3,834	4.76	154,047	1,768	4.55	258,735	1,448	2.22

Total interest-bearing liabilities and interest expense	1,348,079	15,212	4.48	1,194,538	12,446	4.13	1,156,147	8,230	2.82

Noninterest-bearing liabilities:
Demand deposits	123,178			119,448			124,553
Other liabilities	31,216			22,658			25,202
Common shareholders' equity	156,967			152,198			147,398
Total liabilities and shareholders' equity	$1,659,440			$1,488,842			$1,453,300

Net interest income and net interest margin (2)		$10,437	2.65%		$10,477	2.93%	$10,111		2.92%

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

Table 3.

Rate and Volume Analysis

Three Months Ended September 30, 2007, 2006 and 2005

(In thousands)

	2007 Compared to 2006			2006 Compared to 2005
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$413	$70	$483	$308	$252	$560
Real estate - commercial	1,503	172	1,675	277	138	415
Real estate - construction	548	(123)	425	1,479	546	2,025
Real estate - residential	357	77	434	537	171	708
Home equity lines	20	(36)	(16)	44	368	412
Consumer	64	4	68	5	5	10
Total loans	2,905	164	3,069	2,650	1,480	4,130

Loans held for sale, net	(795)	(142)	(937)	(2,511)	1,603	(908)
Investment securities - trading	—	—	—	—	—	—
Investment securities - available-for-sale	598	207	805	891	586	1,477
Investment securities held-to-maturity	(195)	12	(183)	(191)	73	(118)
Other investments	81	1	82	(9)	37	28
Federal funds sold	(122)	12	(110)	(75)	48	(27)
Total interest income (2)	2,472	254	2,726	755	3,827	4,582

Interest expense:

Interest - bearing deposits:

Interest checking	(114)	42	(72)	73	587	660
Money markets	(206)	34	(172)	(942)	(111)	(1,053)
Statement savings	1,539	(115)	1,424	641	2,132	2,773
Certificates of deposit	(895)	415	(480)	255	1,261	1,516
Total interest - bearing deposits	324	376	700	27	3,869	3,896

Other borrowed funds	1,900	166	2,066	(586)	906	320

Total interest expense	2,224	542	2,766	(559)	4,775	4,216
Net interest income (2)	$248	$(288)	$(40)	$1,314	$(948)	$366

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

Table 4.

Average Balance Sheets and Interest Rates on Earning Assets and Interest - Bearing Liabilities

Nine Months Ended September 30, 2007, 2006 and 2005

(In thousands)

	2007			2006			2005
		Interest			Interest			Interest
	Average	Income/		Average	Income		Average	Income
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$106,764	$6,143	7.67%	$80,964	$4,409	7.26%	$65,077	$2,898	5.94%
Real estate - commercial	354,731	17,815	6.70	281,599	13,940	6.60	249,501	11,738	6.27
Real estate - construction	164,295	10,393	8.43	138,066	8,596	8.30	67,582	3,451	6.81
Real estate - residential	199,342	8,156	5.46	166,637	6,470	5.18	108,084	4,201	5.18
Home equity lines	66,832	3,674	7.35	75,146	3,831	6.80	64,884	2,418	4.98
Consumer	7,020	424	8.08	4,825	276	7.63	5,195	273	7.03
Total loans	898,984	46,605	6.91	747,237	37,522	6.70	560,323	24,979	5.94

Loans held for sale, net	261,505	13,954	7.11	264,994	14,746	7.42	382,603	14,117	4.92
Investment securities - trading	15	1	4.61	—	—	0.00	—	—	0.00
Investment securities - available-for-sale	264,249	9,748	4.92	222,847	7,633	4.57	154,356	4,376	3.78
Investment securities held-to-maturity	91,343	2,858	4.17	108,927	3,306	4.05	130,479	3,757	3.84
Other investments	9,893	442	5.96	6,152	262	5.67	6,141	183	3.97
Federal funds sold	31,244	1,235	5.28	26,887	915	4.55	15,148	346	3.06
Total interest-earning assets and interest income (2)	1,557,233	74,843	6.41	1,377,044	64,384	6.23	1,249,050	47,758	5.10

Non-interest earning assets:
Cash and due from banks	7,297			6,766			8,906
Premises and equipment, net	19,835			19,560			17,288
Goodwill and other intangibles, net	17,403			20,514			17,613
Accrued interest and other assets	48,513			17,201			13,557
Allowance for loan losses	(10,096)			(8,677)			(6,643)
Total assets	$1,640,185			$1,432,408			$1,299,771

Liabilities and Shareholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	124,155	2,738	2.95%	139,949	2,875	2.74%	123,055	1,106	1.20%
Money markets	57,531	1,076	2.50	133,062	2,480	2.49	144,187	2,852	2.64
Statement savings	357,343	12,641	4.73	107,484	3,703	4.59	9,279	75	1.09
Certificates of deposit	531,418	18,733	4.71	607,555	18,547	4.08	543,859	12,956	3.19
Total interest - bearing deposits	1,070,447	35,188	4.39	988,050	27,605	3.74	820,380	16,989	2.77

Other borrowed funds	264,551	8,949	4.52	157,372	5,145	4.37	223,562	3,711	2.22
Total interest-bearing liabilities and interest expense	1,334,998	44,137	4.42	1,145,422	32,750	3.82	1,043,942	20,700	2.65

Noninterest-bearing liabilities:
Demand deposits	123,621			114,889			113,634
Other liabilities	24,196			21,156			20,195
Common shareholders' equity	157,370			150,941			122,000
Total liabilities and shareholders' equity	$1,640,185			$1,432,408			$1,299,771

Net interest income and net interest margin (2)		$30,706	2.63%		$31,634	3.05%		$27,058	2.89%

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

Table 5.

Rate and Volume Analysis

Nine Months Ended September 30, 2007, 2006 and 2005

(In thousands)

	2007 Compared to 2006			2006 Compared to 2005
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$1,405	$329	$1,734	$709	$802	$1,511
Real estate - commercial	3,620	255	3,875	1,504	698	2,202
Real estate - construction	1,633	164	1,797	3,601	1,544	5,145
Real estate - residential	1,270	416	1,686	2,273	(4)	2,269
Home equity lines	(433)	276	(157)	382	1,031	1,413
Consumer	124	24	148	(19)	22	3
Total loans	7,619	1,464	9,083	8,450	4,093	12,543

Loans held for sale, net	(194)	(598)	(792)	(4,339)	4,968	629
Investment securities - trading	1	—	1	—	—	—
Investment securities - available-for-sale	1,418	697	2,115	1,942	1,315	3,257
Investment securities held-to-maturity	(534)	86	(448)	(620)	169	(451)
Other investments	159	21	180	0	79	79
Federal funds sold	148	172	320	270	299	569

Total interest income (2)	8,617	1,842	10,459	5,703	10,923	16,626

Interest expense:

Interest - bearing deposits:

Interest checking	(334)	197	(137)	152	1,617	1,769
Money markets	(1,408)	4	(1,404)	(220)	(152)	(372)
Statement savings	8,555	383	8,938	801	2,827	3,628
Certificates of deposit	(2,324)	2,510	186	1,520	4,071	5,591
Total interest - bearing deposits	4,489	3,094	7,583	2,253	8,363	10,616

Other borrowed funds	3,504	300	3,804	(1,099)	2,533	1,434

Total interest expense	7,993	3,394	11,387	1,154	10,896	12,050
Net interest income (2)	$624	$(1,552)	$(928)	$4,549	$27	$4,576

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2) Interest income for loans receivable, investment securities available-for-sale and fed funds sold (which includes investments in money market preferred stock is reported on a fully taxable-equivalent basis at a rate of 35%.

(3) Changes attributable to rate/volume have been allocated to volume.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2007 and 2006 was $915,000 and $230,000, respectively. For the nine months ended September 30, 2007 and 2006, the provision for loan losses was $1.7 million and $870,000, respectively.  The increase in provision expense for the three and nine months ended September 30, 2007 compared to the same periods of 2006 is primarily the result our charging-off one nonaccrual loan totaling $417,000 and net new loan growth in addition to our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses at September 30, 2007 and December 31, 2006 was $10.9 million and $9.6 million, respectively. Our allowance for loan losses ratio to loans receivable, net was 1.12% and 1.14% at September 30, 2007 and December 31, 2006, respectively. Non-performing loans were equal to 0.01% total loans receivable for each of September 30, 2007 and December 31, 2006, respectively.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in Tables 6, 7 and 8.

Table 6.

Allowance for Loan Losses

Nine Months Ended September 30, 2007 and 2006

(In thousands)

	2007	2006
Beginning balance, January 1,	$9,638	$8,301

Provision for loan losses	1,670	870

Loans charged off:
Commercial and industrial	(448)	(42)
Consumer	(3)	(1)
Total loans charged off	(451)	(43)

Recoveries:
Commercial and industrial	—	77
Consumer	—	—
Total recoveries	—	77

Net (charge offs) recoveries	(451)	34

Ending balance, September 30,	$10,857	$9,205

	September 30,	December 31,
Loans:	2007	2006
Balance at period end	$973,518	$845,449
Allowance for loan losses to loans receivable, net of fees	1.12%	1.14%
Annualized net charge-offs to average loans receivable	0.07%	0.00%

Table 7.

Allocation of the Allowance for Loan Losses

At September 30, 2007 and December 31, 2006

(In thousands)

	September 30, 2007		December 31, 2006
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,573	10.99%	$1,670	12.09%
Real estate —commercial	4,882	40.91	3,687	37.50
Real estate — construction	2,144	18.43	1,764	18.27
Real estate — residential	1,361	21.12	2,025	23.80
Home equity lines	713	7.71	384	7.75
Consumer	184	0.84	108	0.59
Total allowance for loan losses	$10,857	100.00%	$9,638	100.00%

* Percentage of loan type to the total loan portfolio.

Table 8.

Nonperforming Loans Receivable

At September 30, 2007 and December 31, 2006

(In thousands)

	September 30, 2007	December 31, 2006
Nonaccruing loans	$86	$82

Loans contractually past-due
90 days or more and still accruing	—	—

Total nonperforming loans receivable	$86	$82

Non-Interest Income

Non-interest income includes, among other things, service charges on deposits and loans, gains on the sale of mortgage loans, investment fee income, and management fee income, and continues to be an important factor in our operating results. Non-interest income for the three months ended September 30, 2007 and 2006 was $4.7 million and $5.0 million, respectively, a decrease of $219,000, or 4%. For the nine months ended September 30, 2007 and 2006, non-interest income was $15.4 million and $15.7 million, respectively.  Net gains on sales of loans held for sale by George Mason for the three months ended September 30, 2007 and 2006 were $2.1 million and $2.5 million, respectively, a decrease of $362,000, or 15%.  For the nine months ended September 30, 2007 and 2006, net gains on loans held for sale were $7.2 million and $7.8 million, respectively.  Included in the net gains on sales of loans held for sale are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination. Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.   Management fee income for the three months ended September 30, 2007 and 2006 was $229,000 and $583,000, respectively, a decrease of $354,000, or 61%. For the nine months ended September 30, 2007 and 2006, management fee income was $899,000 and $1.7 million, respectively.  The decrease in management fee income is directly related to the tightening credit conditions within the mortgage industry and the slowdown in the regional housing market.  Management fee income represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan originations and sales.

Service charges on deposit accounts increased $87,000 to $505,000 for the three months ended September 30, 2007 compared to $418,000 for the same period of 2006. For the year to date September 30, 2007, service charges on deposit accounts increased $296,000, or 25%, to $1.5 million from $1.2 million for the same period of 2006.  The increases in service charges on deposit accounts are primarily the result of an increased number of deposit accounts in 2007 compared to 2006. Loan service charge income decreased $21,000 to $365,000 for the three months ended September 30, 2007, compared to $386,000 for the same period of 2006.  For the nine months ended September 30, 2007 and 2006, loan service charge income was $1.2 million and and $1.6 million, respectively, a decrease of $380,000 or 24%.  The decreases in loan service charge income for the three and nine months ended September 30, 2007 compared to the same periods of 2006 is related to a decrease in prepayment penalties incurred by the Bank’s loan customers and a decrease in service charges recorded in the mortgage banking segment, which is related to the slowdown in the regional housing market.

Investment fee income increased $252,000 to $1.1 million for the three months ended September 30, 2007 compared to $849,000 for the same period of 2006. For the nine months ended September 30, 2007, investment fee income increased $750,000 to $3.2 million from $2.5 million for the nine months ended September 30, 2006.  The increases in investment fee income are primarily attributable to the trust division whose operations are included for the full three and nine months ended September 30, 2007 as compared to eight of the nine months through September 30, 2006.

Non-interest income represented 31% and 32% of our total revenues for the three months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007 and 2006, non-interest income represented 34% and 33% of our total revenues, respectively.

Non-Interest Expense

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense for the three months ended September 30, 2007 was $15.5 million, compared to $15.0 million for the same period of 2006, an increase of $424,000, or 3%.  For the nine months ended September 30, 2007 and 2006, non-interest expense was $40.1 million and $38.9 million, respectively, an increase of $1.2 million, or 3%.  The increase in non-interest expense for the three and nine months ended September 30, 2007 compared to the same periods of September 30, 2006 was primarily attributable to the previously mentioned loss on the escrow arrangement and related legal fees totaling $3.8 million.   Excluding this loss and the impairment charges recorded during 2006, non-interest expense would have decreased $497,000 for the three months ended September 30, 2007 compared to third quarter results for 2006.  (See Table 1 for a reconciliation of non-GAAP financial measures to our GAAP financial information.)  This decrease is primarily due to a decrease in our salaries and benefits expense attributable to a decrease in the level of staffing and commission paid at our mortgage banking subsidiary.

Excluding the nonrecurring losses, non-interest expense would have increased by $294,000 for the nine months ended September 30, 2007 compared to the year-to-date 2006 results.  (See Table 1 for a reconciliation of non-GAAP financial measures to our GAAP financial information.)  Year-to-date non-interest expense has increased as a result of our branch office expansion during the past twelve months and an increase in our FDIC insurance premiums as a result of the deposit insurance reform implemented by the FDIC during 2007. In addition, non-interest expense related to our trust division, which we acquired in February 2006, are included for the full nine months period for 2007 along with additional investments made to this division over the past twelve months.

Income Taxes

For the three months ended September 30, 2007, we recorded an income tax benefit of $702,000, compared to an income tax benefit of $148,000 for the same period of 2006.  The benefits recorded during these reporting periods primarily resulted from the escrow arrangement loss recorded in the third quarter of 2007 and the impairment charges recorded during the third quarter of 2006, each recorded with a tax benefit calculated at our statutory rate of 34.5% and 35% for the three months ended September 30, 2007 and 2006, respectively.  Our effective tax rate decreased in the third quarter of 2007 as compared to the same period of 2006 primarily as a result of our increase in tax-exempt investments over the past twelve months.

Provision for income tax expense for the nine months ended September 30, 2007 and 2006 was $851,000 and $2.2 million, respectively, a decrease of $1.4 million, or 61%.  For the nine months ended September 30, 2007 and 2006, our effective tax rate was 21.5% and 29.9%, respectively.  Each of these effective tax rates was impacted by the aforementioned tax benefits recorded at the applicable statutory rates in conjunction with the nonrecurring expenses reported in 2007 and 2006.  In addition, the effective tax rate decreased from 2006 to 2007 as a result of our adding tax-exempt investments during the second half of 2006 and continuing into 2007.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $1.68 billion at September 30, 2007, compared to $1.64 billion at December 31, 2006, an increase of $39.2 million, or 2%. This growth was driven primarily by increases in loans receivable and investment securities portfolios, which were funded by growth in other borrowed funds. Total assets have decreased $100.3 million from September 30, 2007 as compared to June 30, 2007 primarily due to decreases in our loans held for sale portfolio and the funding which supported that portfolio.

Investment Securities

Investment securities were $426.3 million at September 30, 2007, compared to $329.3 million at December 31, 2006, an increase of $97.0 million, or 29%. The increase in investment securities was primarily a result of the additional liquidity we had as the volume of originations in our loans held for sale portfolio decreased due to the slowdown in the regional housing market.  The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. At September 30, 2007, investment securities available-for-sale were $343.5 million and investment securities held-to-maturity were $82.7 million. See Table 9 for additional information on our investment securities portfolio.

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

Our investment portfolio consists primarily of securities backed or guaranteed by FNMA or FHLMC.  For all non government or agency securities, we complete reviews at least quarterly. As of September 30, 2007, our investment securities portfolio consists of all AAA rated securities.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.   We expect to receive full payment of interest and principal on the securities in the investment portfolio. The various protective elements on our non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of our securities.

Table 9.

Investment Securities

At September 30, 2007 and December 31, 2006

(In thousands)

	Amortized	Fair	Average
Available-for-sale at September 30, 2007	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$111,979	$111,939	4.59%
Five to ten years	45,660	46,098	6.03
Total U.S. government-sponsored agencies	157,639	158,037	5.01

Mortgage-backed securities*
One to five years	3,736	3,673	4.23
Five to ten years	11,846	11,599	3.85
After ten years	141,233	138,943	5.06
Total mortgage-backed securities	156,815	154,215	4.95

Municipal securities
After ten years	31,596	30,665	4.08
Total municipal securities	31,596	30,665	4.08

U. S. treasury securities
One to five years	598	600	5.06
Total U.S. treasury securities	598	600	5.06
Total investment securities available-for-sale	$346,648	$343,517	4.90%

	Amortized	Fair	Average
Held-to-maturity at September 30, 2007	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$6,967	$6,872	3.64%
Five to ten years	11,012	10,912	4.50
After ten years	2,000	1,989	5.27
Total U.S. government-sponsored agencies	19,979	19,773	4.28

Mortgage-backed securities*
Five to ten years	6,357	6,234	4.18
After ten years	48,400	47,535	4.44
Total mortgage-backed securities	54,757	53,769	4.41

Corporate bonds
After ten years	8,004	7,884	4.21
Total corporate bonds	8,004	7,884	4.21
Total investment securities held-to-maturity	82,740	81,426	4.36
Total investment securities	$429,388	$424,943	4.79%

	Amortized	Fair	Average
Available-for-sale at December 31, 2006	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$51,973	$51,517	4.90%
Five to ten years	15,520	15,480	5.72
Total U.S. government-sponsored agencies	67,493	66,997	5.09

Mortgage-backed securities*
One to five years	4,406	4,312	4.18
Five to ten years	10,599	10,291	3.76
After ten years	127,197	124,511	4.76
Total mortgage-backed securities	142,202	139,114	4.67

Municipal securities
After ten years	25,047	25,031	4.10
Total municipal securities	25,047	25,031	4.10

U. S. treasury securities
One to five years	489	489	5.14
Total U.S. treasury securities	489	489	5.14
Total investment securities available-for-sale	$235,231	$231,631	4.73%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2006	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$8,967	$8,734	3.50%
Five to ten years	13,018	12,777	4.44
After ten years	2,000	1,971	5.30
Total U.S. government-sponsored agencies	23,985	23,482	4.16

Mortgage-backed securities*
Five to ten years	6,702	6,544	4.21
After ten years	58,974	57,560	4.35
Total mortgage-backed securities	65,676	64,104	4.34

Corporate bonds
After ten years	8,004	7,864	4.21
Total corporate bonds	8,004	7,864	4.21
Total investment securities held-to-maturity	97,665	95,450	4.28
Total investment securities	$332,896	$327,081	4.60%

* Based on contractual maturities

Loans

Loans receivable, net of deferred fees and costs, increased by $128.1 million, or 15%, to $973.5 million at September 30, 2007 from $845.4 million at December 31, 2006. See Table 10 for details on the loans receivable portfolio. We experienced growth in all of our loan types within our loan portfolio. We expect continued growth for the remainder of 2007 due to our increased legal lending limit of $23.4 million at September 30, 2007 and the volume of loans we have scheduled for funding.  In addition, we had $144.4 million in loans held for sale, net at September 30, 2007, compared to $338.7 million at December 31, 2006, a decrease of $194.3 million. Loans that are held for sale, net are valued at the lower of cost or market value. The decrease in loans held for sale at September 30, 2007 compared to December 31, 2006 is due to decreased loan origination volume as a result of the slowdown in the regional housing market and tightening credit conditions within the mortgage industry.

Table 10.

Loans Receivable

At September 30, 2007 and December 31, 2006

(In thousands)

	September 30, 2007		December 31, 2006

Commercial and industrial	$107,059	10.99%	$102,284	12.09%
Real estate - commercial	398,364	40.91	317,201	37.50
Real estate - construction	179,438	18.43	154,525	18.27
Real estate - residential	205,681	21.12	201,320	23.80
Home equity lines	75,098	7.71	65,557	7.75
Consumer	8,221	0.84	4,904	0.59

Gross loans	$973,861	100.00%	$845,791	100.00%

Net deferred (fees) costs	(343)		(342)
Less: allowance for loan losses	(10,857)		(9,638)

Loans receivable, net	$962,661		$835,811

Deposits

Total deposits were $1.14 billion at September 30, 2007 compared to $1.22 billion at December 31, 2006. We experienced increases in our non-interest bearing checking and savings products and decreases in our interest checking, money market and certificates of deposit products. The overall decrease in total deposits was primarily a result of losing high cost deposit balances to certain customers who were looking for increased yields on their funds.  As we saw our liquidity increase during the third quarter due to the large decrease in loans held for sale originations, we chose not to set premium tier pricing for our deposit products.  See Table 11 for details on certificates of deposit with balances of $100,000 or more. Our savings deposits continue to increase as a result of our Simply Savings product, which allows new customers to earn a yield of 4.51% on funds deposited with us.  We had brokered certificates of deposit of $10.0 million and $5.0 million at September 30, 2007 and December 31, 2006, respectively.

Table 11.

Certificates of Deposit of $100,000 or More

At September 30, 2007

(In thousands)

Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$95,711	$12,908	$108,619
Over three months through six months	51,525	11,582	63,107
Over six months through twelve months	20,451	10,960	31,411
Over twelve months	19,446	435	19,881
	$187,133	$35,885	$223,018

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds increased $127.8 million to $322.4 million at September 30, 2007, compared to $194.6 million at December 31, 2006. Treasury, Tax & Loan Note option borrowings increased $9.0 million to $14.0 million at September 30, 2007 compared to $5.0 million at December 31, 2006.  FHLB advances increased $76.9 million to $200.0 million at September 30, 2007 compared to $122.7 million at December 31, 2006. Customer repurchase agreements increased $11.4 million to $57.8 million at September 30, 2007 compared to $46.3 million at December 31, 2006.  In addition, we had federal funds purchased of $10.0 million at September 30, 2007 compared to none at December 31, 2006.  Broker dealer repurchase agreements were $20.5 million at September 30, 2007 compared to none at December 31, 2006.  The overall increase in our other borrowed funds was a result of the funding needed to support the growth in our loans receivable and investment securities portfolios during 2007.  Table 12 provides information on our borrowings.

Table 12.

Short-Term Borrowings and Other Borrowed Funds

At September 30, 2007

(In thousands)

Short-term FHLB advances:		Maturity or		Amount
Advance Date	Term of Advance	Call Date	Interest Rate	Outstanding
Dec-04	3 years	Dec-07	3.59%	7,500
Sep-07	5 years	Mar-08	3.75	5,000
Apr-05	3 year	Apr-08	4.31	5,000
Apr-05	3 year	Apr-08	4.08	5,000
Jul-03	5 years	Jul-08	2.29	2,083
Total short-term FHLB advances and weighted average rate			3.76%	$24,583

Other short-term borrowed funds:
TT&L Note option			4.21%	$13,955
Customer repurchase agreements			2.92	57,751
Federal Funds Purchased			5.36	10,000
Broker dealer repurchase agreements			5.37	20,480
Total other short-term borrowed funds and weighted average rate			3.83%	$102,186

Other borrowed funds:
Trust preferred			7.88%	$20,619
FHLB advances - long term			4.37	175,000
Other borrowed funds and weighted average rate			4.74%	$195,619

Total other borrowed funds and weighted average rate			4.38%	$322,388

                At September 30, 2007, mortgage funding checks decreased by $28.4 million to $17.8 million, compared to $46.2 million at December 31, 2006. These liabilities are related to George Mason and are used to fund the loans in process of being sold.

Shareholders’ Equity

Shareholders’ equity at September 30, 2007 was $156.1 million, an increase of $188,000, compared to $155.9 million at December 31, 2006. The increase in shareholders’ equity was a result of accumulated net income over the past nine months of 2007.  During the second quarter of 2007, we initiated our share repurchase plan and acquired 223,740 shares of our common stock for a cost of $2.2 million, which offset most of the increase seen in retained earnings.  Accumulated losses in other comprehensive income for the nine months ended September 30, 2007 were $2.4 million compared to $2.3 million at December 31, 2006.  Book value per share at September 30, 2007 was $6.43 compared to $6.37 at December 31, 2006. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at September 30, 2007 was $5.82 compared to $5.75 at December 31, 2006.

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

For the three months ended September 30, 2007, the Commercial Banking segment recorded net income of $1.8 million compared to $2.2 million for the same period of 2006, a decrease of $394,000. For the nine months ended September 30, 2007, the Commercial Banking segment recorded net income of $5.4 million compared to $7.2 million for the same nine month period of 2006.  The decreases in net income are primarily related to decreases in net interest margin and increases in our provision for loan losses as a result of a charge-off of one nonaccrual loan totaling $417,000 during the third quarter of 2007 and the overall net new loan growth during 2007.  Provision for loan losses increased $685,000 to $915,000 for the three months ended September 30, 2007 compared to $230,000 for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 and 2006, provision for loan losses was $1.7 million and $870,000, respectively.   In addition, non-interest expense has increased as a result of both the branch expansion that has occurred over the past twelve months and the increase in our FDIC insurance premiums resulting from the change in the assessment calculation as part of the deposit insurance reform during 2007.  At September 30, 2007, total assets for this segment were $1.64 billion, loans receivable, net of deferred fees and costs, were $973.5 million and total deposits were $1.14 billion. At September 30, 2006, total assets were $1.48 billion, loans receivable, net of deferred fees and costs, were $806.6 million and total deposits were $1.18 billion.

Mortgage Banking

The operations of the Mortgage Banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended September 30, 2007 and 2006, the Mortgage Banking segment recorded net income of $429,000 and $547,000, respectively. Year-to-date net income through September 30, 2007 was $1.5 million compared to $1.6 million for the same nine month period of 2006.  The decrease in net income is attributable to decreases in net interest income and non-interest income due to decreased loan volume over the comparable periods offset by decreases in non-interest expense.  Non-interest expense decreased $2.6 million, or 22%, to $9.0 million for the nine months ended September 30, 2007 compared to $11.6 million for the same nine month period of 2006.  At September 30, 2007, total assets for this segment were $163.9 million; loans held for sale, net were $144.4 million and mortgage funding checks were $17.8 million. At September 30, 2006, total assets were $273.1 million; loans held for sale, net were $258.1 million and mortgage funding checks were $45.4 million.

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

For each of the three month periods ended September 30, 2007 and 2006, the Wealth Management and Trust Services segment recorded a net loss of $2.0 million. For the nine months ended September 30, 2007, the net loss for this business segment was $1.7 million, compared to a net loss of $2.0 million for the same nine month period of 2006.  The losses recorded were primarily a result of the aforementioned loss on the escrow arrangement during the third quarter of 2007 and the impairment charges recorded during the third quarter of 2006.  For the three months ended September 30, 2007 and 2006, non-interest income was $1.1 million and $849,000, respectively.  For the nine months ended September 30, 2007 and 2006, non-interest income was $3.2 million and $2.5 million, respectively.  The increases in non-interest income are primarily attributable to the trust division whose operations are included for the full three and nine months ended September 30, 2007.  At September 30, 2007, total assets were $4.2 million and managed and custodial assets were $6.2 billion. At September 30, 2006, total assets for this segment were $5.5 million and managed and custodial assets were $5.9 billion.

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

At September 30, 2007, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 12.49% and 13.34%, respectively. At December 31, 2006, our Tier 1 and total risk-based capital ratios were 13.25% and 14.06%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions. Table 13 provides additional information pertaining to our capital ratios.

Table 13.

Capital Components

At September 30, 2007 and December 31, 2006

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
Cardinal Financial Corporation	Actual		Adequacy Purposes			Action Provisions
(Consolidated):	Amount	Ratio	Amount		Ratio	Amount		Ratio

At September 30, 2007
Total risk-based capital/ Total capital to risk-weighted assets	$171,944	13.34%	$103,088	>	8.00%	$128,860	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	160,904	12.49%	51,544	>	4.00%	77,316	>	6.00%
Tier I capital/ Total capital to average assets	160,904	9.80%	65,684	>	4.00%	82,105	>	5.00%

At December 31, 2006
Total risk-based capital/ Total capital to risk-weighted assets	$170,457	14.06%	$97,010	>	8.00%	$121,263	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	160,656	13.25%	48,505	>	4.00%	72,758	>	6.00%
Tier I capital/ Total capital to average assets	160,656	10.68%	60,180	>	4.00%	75,225	>	5.00%

						To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes			Prompt Corrective Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio
At September 30, 2007
Total risk-based capital/ Total capital to risk-weighted assets	$155,816	12.12%	$102,824	>	8.00%	$128,531	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	144,776	11.26%	51,412	>	4.00%	77,118	>	6.00%
Tier I capital/ Total capital to average assets	144,776	8.83	65,590	>	4.00%	81,988	>	5.00%

At December 31, 2006
Total risk-based capital/ Total capital to risk-weighted assets	$141,885	11.73%	$96,742	>	8.00%	$120,927	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	132,084	10.92%	48,371	>	4.00%	72,556	>	6.00%
Tier I capital/ Total capital to average assets	132,084	8.80%	60,038	>	4.00%	75,048	>	5.00%

Contractual Obligations

                We have entered into a number of long-term contractual obligations to support our ongoing business activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us. The required payments under such obligations are detailed in Table 14.

Table 14.

Contractual Obligations

At September 30, 2007

(In thousands)

		Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Certificates of deposit	$475,790	$427,835	$32,479	$15,476	$—

Brokered certificates of deposit	9,950	4,995	—	4,955	—

Advances from the Federal Home Loan Bank of Atlanta	199,583	24,583	—	55,000	120,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	19,734	4,826	4,475	6,227	4,206
Total	$725,676	$462,239	$36,954	$81,658	$144,825

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

At September 30, 2007, commitments to extend credit were $339.9 million and standby letters of credit were $10.1 million. The fair value of the liability associated with standby letters of credit at September 30, 2007 was immaterial.

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

George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of September 30, 2007 was $47,000.

We have counter-party risk that may arise from the possible inability of George Mason’s third party investors to meet the terms of their forward sales contracts.  George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk.  To date, none of our investors have failed to meet its obligations, nor do we expect any third-party investor to fail to meet its obligation.

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

In October 2007, George Mason and the Bank cancelled its one year $150 million floating rate revolving credit and security agreement with a third party. The purpose of this credit facility was to fund residential mortgage loans made by George Mason prior to their sale into the secondary market. However, we determined that as a result of the limited use of this credit facility and the available liquidity at the Bank, this credit facility was no longer needed.  At September 30, 2007, none of this line was utilized.

In addition to this facility, this same lender had also provided a $100 million facility that was utilized by George Mason to warehouse residential mortgage loans held for sale to this lender. Again, this credit facility was cancelled in October 2007 as a result of the limited use by George Mason of this facility and the available liquidity at the Bank.

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $387.1 million at September 30, 2007 or 23% of total assets. We held investments that are classified as held-to-maturity in the amount of $82.7 million at September 30, 2007. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged the majority of its investment securities to the Federal Home Loan Bank of Atlanta with additional investment securities pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at September 30, 2007 was $151.9 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $12.7 million at September 30, 2007. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

At September 30, 2007, we were liability sensitive for the entire two year simulation period.   Liability sensitive means that we had more liabilities repricing than assets. We have more of our liabilities in non-maturity or short-term deposit products than we have in floating rate assets.  In a decreasing interest rate environment, net interest income would grow for a liability sensitive bank.  In the down 200 basis point scenario, net interest income improves by not more than 10.8% for the one year period and by not more than 13.9% over the two year time horizon.

In the up 200 basis point scenario, for a liability sensitive bank, net interest income should contract in a rising rate environment.  In the up 200 basis point scenario, net interest income declines by not more than 6.2% in the first year and declines by not more than 8.8% over the two year time horizon.

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

At September 30, 2007, we were liability sensitive for the entire two year simulation period.   Liability sensitive means that we had more liabilities repricing than assets. We have more of our liabilities in non-maturity or short-term deposit products than we have in floating rate assets.  In a decreasing interest rate environment, net interest income would grow for a liability sensitive bank.  In the down 200 basis point scenario, net interest income improves by not more than 10.8% for the one year period and by not more than 13.9% over the two year time horizon.  In the up 200 basis point scenario, for a liability sensitive bank, net interest income should contract in a rising rate environment.  In the up 200 basis point scenario, net interest income declines by not more than 6.2% in the first year and declines by not more than 8.8% over the two year time horizon.

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

On August 9, 2007, the Company filed a complaint against defendants Philip A. Seifert and Liberty Growth Fund, LP in the Circuit Court of Fairfax County, Virginia.  Additional information on this proceeding, including the underlying facts, is set forth in Note 11 to the consolidated financial statements and incorporated by reference into this Item 1.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  We did not purchase any shares of our common stock during the three months ended September 30, 2007.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  None.

(b)  Not applicable.

(c)  None.

(d)  None.

Item 5.  Other Information

(a)         On November 7, 2007, we entered into an Executive Employment Agreement with Kendal E. Carson, who serves as our President and is Senior Executive Vice President of Cardinal Bank.  The initial term of his agreement, which is retroactively effective as of March 6, 2006, is three years commencing on that date, and the agreement automatically renews for successive one year periods up until March 6, 2011.  The agreement provides for an annual base salary, and he is eligible for an annual merit increase, performance bonus and stock option grants on the same basis as similarly situated executive officers of the Company.   Mr. Carson may also receive severance payments in the event of a change in control of us or a termination of his employment by us for reasons other than cause, as provided in the agreement.  The agreement contains non-competition and non-solicitation covenants.  A copy of Mr. Carson’s employment agreement is attached as Exhibit 10.1 to this Form 10-Q and is incorporated by reference into this Item 5.

Mr. Carson also participates in our supplemental executive retirement plan, effective as of June 5, 2007. Upon retirement at age 65 and based on his period of service with us, Mr. Carson will be entitled to an annual retirement benefit as provided in the agreement.  The benefits in the plan vest incrementally based on his years of service to us.   A copy of the Supplemental Executive Retirement Plan that we entered into with Mr. Carson on November 7, 2007 is attached as Exhibit 10.2 to this Form 10-Q and is incorporated by reference into this Item 5.

(b)  None.

Item 6.  Exhibits

10.1	Executive Employment Agreement, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson.

10.2	Supplemental Executive Retirement Plan, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2007	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2007	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial
Officer (Principal Financial Officer)
Mark A. Wendel

Date: November 8, 2007	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)