Form 10-K
period 2007-12-31
CARDINAL FINANCIAL CORP
filed 2008-03-17
CIK 1060523

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Registrant's telephone number, including area code: (703) 584-3400

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2007: $204,482,931.

         The number of shares outstanding of Common Stock, as of March 11, 2008, was 24,164,061.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

        We own Cardinal Bank, a Virginia state-chartered community bank headquartered in Tysons Corner, Virginia. Cardinal Bank has offices in Alexandria, Annandale, Arlington, Chantilly, Clifton, Fairfax, Fredericksburg, Herndon, Leesburg, Manassas, McLean, Purcellville, Reston, Stafford, Sterling, Sterling Park, Tysons Corner, and Woodbridge, Virginia, Washington, D.C. and Bethesda, Maryland. We conduct all of our business through Cardinal Bank (the "Bank"), our principal operating unit, its subsidiary George Mason Mortgage, LLC ("George Mason"), Cardinal Wealth Services, Inc. ("CWS"), and Wilson/Bennett Capital Management, Inc. ("Wilson/Bennett").

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

        George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through seven branches located throughout the metropolitan Washington, D.C. region. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $2.2 billion in 2007 and $3.0 billion in 2006, excluding advances on construction loans and including loans purchased from other mortgage banking companies owned by local home builders but managed by George Mason.

        CWS provides brokerage and investment services through a contract with Raymond James Financial Services, Inc. Under this contract, financial advisors can offer our customers an extensive range of financial products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income and equity securities and equity research and recommendations. CWS's principal source of revenue is the net commissions it earns on the purchases and sales of investment products to its customers.

        Wilson/Bennett provides professional investment management of financial assets with asset preservation as the primary goal. Clients include individuals, pension plans and medium sized corporations. Wilson/Bennett utilizes a value oriented investment approach and focuses on large capitalization stocks as well as cash management services. Wilson/Bennett earns fees based upon the market value of its clients' portfolios.

        On February 9, 2006, Cardinal Bank acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. As a result of this transaction, the Bank acts as trustee or custodian for client assets and earns fees primarily based upon balances under management. This transaction has helped to diversify the Bank's sources of non-interest income and allows us to provide additional services to our customers.

Growth Strategy

        We believe that the strong demographic characteristics of our market, the ongoing bank consolidation, and the stable economy in the metropolitan Washington, D.C. area, particularly in Northern Virginia, provide a significant opportunity to continue building a successful community-focused banking franchise. We intend to continue to expand our business through internal growth, as well as selective geographic expansion, while maintaining strong asset quality and achieving increasing profitability. The strategy for achieving these objectives includes the following:

        Expand our footprint through branch expansion.    We intend to continue to expand our footprint by establishing new branches and potentially acquiring existing branches or other financial institutions in communities that present attractive growth opportunities within Northern Virginia and other markets in the greater Washington, D.C. metropolitan area. During the first quarter of 2007, we opened two branch banking offices, our first branch banking office in Bethesda, Maryland, and a second location in Arlington, Virginia.

        As a result of the recent consolidation of banks in our market, we expect to continue to have opportunities to acquire or lease former branch sites from other financial institutions. As we have done in the past, we may acquire additional sites prior to planned branch openings when we believe the sites are attractive and are available on favorable terms. Our current plans, which are subject to change, contemplate that we will add no new branches in 2008. Because the opening of each new branch increases our operating expenses, we intend to stage future branch openings in an effort to minimize the impact of these expenses on our results of operations.

        Capitalize on the continued bank consolidation in our market.    We anticipate that recently announced or completed bank mergers will result in further consolidation in our target market and intend to capitalize on the dislocation of customers resulting from this consolidation. We believe this consolidation creates opportunities for us to further expand our branch network, as discussed above, as well as to increase our market share of bank deposits within our target market. As a local banking organization, we believe we can compete effectively by providing a high level of personalized service in a service-oriented and customer-centric branch system. We will also continue to explore the possibility of further growth through acquisition in Virginia, the metropolitan Washington, D.C. market, or other areas if we believe that such expansion will strengthen the Company by diversifying its customer base and sources of revenue and be accretive to earnings within a reasonable time frame.

        Expand our lending activities.    We have substantially increased our legal lending limit to $24.0 million as of December 31, 2007 as a result of the completion of our secondary common stock offering in May 2005, and earnings retained in the business. The increase in our legal lending limit allows us to further expand our commercial and real estate lending activities. It also improves our ability to serve larger residential homebuilders and allows us to seek business from larger government contractors. According to George Mason University's Center for Regional Analysis, federal government spending in the greater Washington region was approximately $119 billion in 2007, and we believe there are unique growth opportunities in this sector of our regional economy. Our goal is to aggressively grow our loan portfolio while maintaining superior asset quality through conservative underwriting practices. During periods of growth in our loan portfolio, our earnings could be adversely impacted by provisions to our allowance for loan losses as a result of increases in loan balances.

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

        Focus on specialized lending services.    We have expanded certain existing product lines, including government contract receivables lending, SBA guaranteed lending, and retail lending. Our commercial relationship managers focus on attracting small and medium sized businesses, including commercial real estate developers, builders, country clubs, and professionals such as physicians, accountants and attorneys. Our goal is to create a diversified, community-focused banking franchise, balanced between retail, commercial and real estate transactions and services.

        Offer additional financial products and services.    George Mason has increased our fee income and has allowed us to offer our existing customer base a far greater array of mortgage loan products. In addition, we market our traditional banking, trust and wealth management products to the George Mason customer base. Our focus at George Mason is to build and maintain relationships with local and national homebuilders in an attempt to reduce reliance on the cyclical refinancing market. Building relationships with larger homebuilders assists us in our efforts to increase our commercial real estate lending activities.

        We plan to further develop and expand the investment services we offer through CWS, Wilson/Bennett and through our trust services department. We believe we have opportunities to cross-sell additional services to both our traditional banking customers and George Mason's customers. We further believe we will be able to attract new customers by offering a broader array of financial products and services.

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

        For financial information about the reportable segments, see "Business Segment Operations" in Item 7 below and note 18 of the notes to the consolidated financial statements in Item 8 below.

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

        Based on estimates released by the U.S. Census Bureau, the population of the greater Washington metropolitan area was approximately 5.3 million people in 2006, the eighth largest metropolitan statistical area in the country. The median annual household income for this area in 2006 was approximately $79,000, which makes it one of the wealthiest regions in the country. Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for December 2007 the unemployment rate for the greater Washington metropolitan area was approximately 3.0% compared to a national unemployment rate of 4.8%. As of June 30, 2007, total deposits in this area were approximately $155 billion as reported by the Federal Deposit Insurance Corporation ("FDIC").

        Our headquarters is located approximately seven miles west of Washington, D.C. in Fairfax County, Virginia. Fairfax County, with over one million people, is the most populous county in Virginia and the most populous jurisdiction in the Washington, D.C. area. According to the latest U.S. Census Bureau estimates, Fairfax County also has the highest median household income of any county in the United States of $100,300, recently surpassing our neighbor, Loudoun County.

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

        Of the $155 billion in bank deposits in the greater Washington region at June 30, 2007, approximately 81% were held by banks that are either based outside of the greater Washington region or are operating wholesale banks that generate deposits nationally. Excluding the deposits held by institutions based outside our region, we have grown to the seventh largest financial institution headquartered in the greater Washington region as measured by total deposits. By providing competitive products and more personalized service and being actively involved in our local communities, we believe we can continue to increase our share of this deposit market.

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

        We expect to continue serving these business and professional markets with experienced commercial relationship managers, and we have increased our retail marketing efforts through the expansion of our branch network and development of additional retail products and services. We expanded our deposit market share through aggressive marketing of our President's Club, Chairman's Club, Simply Savings and Monster Money Market relationship products and our Totally Free Checking product.

Banking Products and Services

        Our principal business is to accept deposits from the public and to make loans and other investments. The principal sources of funds for the Bank's loans and investments are demand, time, savings and other deposits, repayments of existing loans, and borrowings. Our principal source of income is interest collected on loans, investment securities and other investments. Non-interest income, which includes among other things deposit and loan fees and service charges, gains on sales of loans, investment fee income, and management fee income, is the next largest component of our revenues. Our principal expenses are interest expense on deposits and borrowings, employee compensation and benefits, occupancy-related expenses, and other overhead expenses.

        The principal business of George Mason, the Bank's mortgage banking subsidiary, is to originate residential loans for sale into the secondary market on a best efforts basis. These loans are closed and serviced by George Mason on an interim basis pending their ultimate sale to a permanent investor. The mortgage subsidiary funds these loans through a line of credit from Cardinal Bank and cash available through its own operations. George Mason's income on these loans is generated from the fees it charges its customers, the gains it recognizes upon the sales of loans and the interest income it earns while the loans are being serviced. Costs associated with these loans are primarily comprised of salaries and commissions paid to loan originators and support personnel, interest expense incurred while the loans are held pending sale and other expenses associated with the origination of the loans. In addition, George Mason generates management fee income by providing specific services to other mortgage banking companies owned by local home builders.

        George Mason also offers a construction-to-permanent loan program. This program provides variable and fixed rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market. These construction-to-permanent loans generate fee income as well as net interest income for George Mason and are classified as loans held for sale.

        George Mason's business is both cyclical and seasonal. The cyclical nature of its business is influenced by, among other things, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy. Historically, George Mason has its lowest levels of quarterly loan closings during the first quarter of the year.

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

        We offer a broad array of products and services to our customers. A description of our products and services is set forth below.

Lending

        We offer a full range of short to long-term commercial, real estate and consumer lending products and services, which are described in further detail below. We have established target percentage goals for each type of loan to insure adequate diversification of our loan portfolio. These goals, however, may change from time to time as a result of competition, market conditions, employee expertise, and other factors. Commercial and industrial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 13%, 40%, 18%, 20%, 8% and 1%, respectively of our loan portfolio at December 31, 2007.

        Commercial and Industrial Loans.    We make commercial loans to qualified businesses in our market area. Our commercial lending portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. Our government contract lending group provides secured lending to government contracting firms and businesses based primarily on receivables from the federal government. We also offer Small Business Administration (SBA) guaranteed loans and asset-based lending arrangements to our customers. We are certified as a preferred lender by the SBA, which provides us with much more flexibility in approving loans guaranteed under the SBA's various loan guaranty programs.

        Commercial and industrial loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. Residential mortgage loans generally are made on the basis of the borrower's ability to repay the loan from his or her salary and other income and are secured by residential real estate, the value of which generally is ascertainable. In contrast, commercial loans typically are made on the basis of the borrower's ability to repay the loan from the cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory, the values of which may decline over time and generally cannot be appraised with as much precision as residential real estate. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent upon the commercial success of the business itself.

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

        Residential mortgage loans generally are made on the basis of the borrower's ability to repay the loan from his or her salary and other income and are secured by residential real estate, the value of which is generally readily ascertainable. These loans are made consistent with our appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Residential mortgage loans and home equity lines of credit secured by owner-occupied property generally are made with a loan-to-value ratio of up to 80%. Loan-to-value ratios of up to 90% may be allowed on residential owner-occupied property if the borrower exhibits unusually strong creditworthiness. We generally do not make residential loans which, at the time of inception, have loan-to-value ratios in excess of 90%.

        Construction Loans.    Our construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects. Construction lending entails significant additional risks compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks since funds are advanced while the property is under construction, which property has uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To reduce the risks associated with construction lending, we limit loan-to-value ratios for owner occupied residential or commercial properties to 80%, and for investor-owned residential or commercial properties to 80% of when-completed appraised values. We expect that these loan-to-value ratios will provide sufficient protection against fluctuations in the real estate market to limit the risk of loss. Maturities for construction loans generally range from 12 to 24 months for residential, non-residential and multi-family properties.

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

        Our policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful credit and financial analysis of the borrower. In evaluating consumer loans, we require our lending officers to review the borrower's level and stability of income, past credit history, amount of debt currently outstanding and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, we require our banking officers to maintain an appropriate differential between the loan amount and collateral value.

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

Loan Participations

        From time to time we purchase and sell commercial loan participations to or from other banks within our market area. All loan participations purchased have been underwritten using the bank's standard and customary underwriting criteria and are in good standing.

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

Deposit on Demand

        We provide our commercial banking customers electronic deposit capability through our Deposit on Demand product. Business customers who sign up for this service can scan their deposits and send electronic batches of their deposits to the bank. This product reduces or eliminates the need for businesses with daily deposits and high check volume to visit the bank and provides the benefit of viewing images of deposited checks.

Telephone and Internet Banking

        We believe that there is a strong demand within our market for telephone banking and internet banking. These services allow both commercial and retail customers to access detailed account information and execute a wide variety of banking transactions, including balance transfers and bill payment. We believe that these services are particularly attractive to our customers, as it enables them at any time to conduct their banking business and monitor their accounts. Telephone and internet banking assist us in attracting and retaining customers and encourages our existing customers to consider Cardinal for all of their banking and financial needs.

        During 2007, we introduced Cardinal Mobile Banking to our customers. Customers who sign up for this service can access their accounts from any internet-enabled cell phone, PDA or mobile device.

Customers can check their balance, view account activity, transfer funds between deposit accounts, and pay their bills online. Cardinal Mobile Banking is encrypted using the Wireless Transport Layer Security (WTLS) protocol, which provides the highest level of security available today. As part of our Mobile Banking service, customers can also receive text messages about their account balances and recent transaction activity.

Automatic Teller Machines

        We have an ATM at each of our branch offices and we make other financial institutions' ATMs available to our customers.

Other Products and Services

        We offer other banking-related specialized products and services to our customers, such as travelers' checks, coin counters, wire services, and safe deposit box services. We issue letters of credit and standby letters of credit for some of our commercial customers, most of which are related to real estate construction loans. We have not engaged in any securitizations of loans.

Credit Policies

        Our chief credit officer and senior lending officers are primarily responsible for maintaining both a quality loan portfolio and a strong credit culture throughout the organization. The chief credit officer is responsible for developing and updating our credit policies and procedures, which are approved by the board of directors. Senior lending officers may make exceptions to these credit policies and procedures as appropriate, but any such exception must be documented and made for sound business reasons, and, if the loan is in excess of the officer's lending limit, be approved by the chief credit officer.

        Credit quality is controlled by the chief credit officer through compliance with our credit policies and procedures. Our risk-decision process is actively managed in a disciplined fashion to maintain an acceptable risk profile characterized by soundness, diversity, quality, prudence, balance and accountability. Our credit approval process consists of specific authorities granted to the lending officers and combinations of lending officers. Loans exceeding a particular lending officer's level of authority, or the combined limit of several officers, are reviewed and considered for approval by an officers' loan committee and, when above a specified amount, by a committee of the Bank's board of directors. Generally, loans greater than $1,500,000 require committee approval. Our policy allows exceptions for very specific conditions, such as loans secured by deposits at our Bank. The chief credit officer works closely with each lending officer at the Bank level to ensure that the business being solicited is of the quality and structure that fits our desired risk profile.

        Under our credit policies, we monitor our concentration of credit risk. We have established credit concentration guideline limits for commercial and industrial loans, real estate—commercial loans, real estate—residential loans and consumer purpose loans, which include home equity loans. Furthermore, the Bank has established limits on the total amount of the Bank's outstanding loans to one borrower, all of which are set below legal lending limits.

        Loans closed by George Mason are underwritten in accordance with guidelines established by the various secondary market investors to which George Mason sells its loans. George Mason may originate non-traditional loans, such as negative amortization loans, for these investors.

Brokerage and Asset Management Services

        CWS provides brokerage and investment services through an arrangement with Raymond James Financial Services, Inc. Under this arrangement, financial advisors can offer our customers an extensive range of investment products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income and equity securities and equity research and recommendations. Through Wilson/Bennett, we also offer asset management services to customers using a value-oriented approach that focuses on large capitalization stocks.

        On February 9, 2006, the Bank acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. This acquisition allowed us to create a trust division, and services provided by our trust division include trust, estates, custody, investment management, escrows, and retirement plans. The addition of trust services diversifies the Bank's sources of non-interest income and allows us to provide additional services to our customers.

Employees

        At December 31, 2007, we had 364 full-time equivalent employees. None of our employees are represented by any collective bargaining unit. We believe our relations with our employees are good.

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

        In November 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLBA"), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become "financial holding companies." As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities, such as insurance underwriting and securities underwriting and distribution. In addition, financial holding companies may also acquire or engage in certain activities in which bank holding companies are not permitted to engage in, such as travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. We became a financial holding company in 2004.

Payment of Dividends

        We are a legal entity separate and distinct from Cardinal Bank, CWS, Wilson/Bennett, and Cardinal Statutory Trust I. Virtually all of our cash revenues will result from dividends paid to us by our bank subsidiary and interest earned on short term investments. Our bank subsidiary is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings. Additionally, our bank subsidiary may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the FDIC. Our bank subsidiary may not declare or pay any dividend if, after making the dividend, the bank would be "undercapitalized," as defined in the banking regulations.

        The FDIC and the state have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state and the FDIC have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice.

        In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Regulators have indicated that financial holding companies should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition.

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

        In February 2006, The Federal Deposit Insurance Reform Act of 2005 and The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, "The Reform Act") was signed into law. This legislation contained technical and conforming changes to implement deposit insurance reform, as well as a number of study and survey requirements.

        The Reform Act provides for the following changes:

  •
  Merging the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into a new fund, the Deposit Insurance Fund ("DIF"). This change was made effective March 31, 2006.

  •
  Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit. This change was made effective April 1, 2006.

  •
  Establishing a range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio ("DRR").

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

  •
  Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions' past contributions to the fund.

  •
  Requiring the FDIC to conduct studies of three issues: (1) further potential changes to the deposit insurance system, (2) the appropriate deposit base in designating the reserve ratio, and (3) the FDIC's contingent loss reserving methodology and accounting for losses.

  •
  Requiring the Comptroller General to conduct studies of (1) federal bank regulators' administration of the prompt corrective action program and recent changes to the FDIC deposit insurance system, and (2) the organizational structure of the FDIC.

        The FDIC is authorized to prohibit any insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the DIF. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. We are unaware of any existing circumstances that could result in termination of any of our bank subsidiary's deposit insurance.

Capital Requirements

        Each of the FDIC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of "Tier 1 Capital," which is defined as common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of "Tier 2 Capital", which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

    •
    Total Risk-Based Capital ratio, which is the total of Tier 1 Risk-Based Capital (which includes common shareholders' equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments) and Tier 2 Capital (which includes preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets and other adjustments) as a percentage of total risk-weighted assets

    •
    Tier 1 Risk-Based Capital ratio (Tier 1 capital divided by total risk-weighted assets), and

    •
    the Leverage ratio (Tier 1 capital divided by adjusted average total assets)

Under these regulations, a bank will be:

    •
    "well capitalized" if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a Leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure

    •
    "adequately capitalized" if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a Leverage ratio of 4% or greater (or 3% in certain circumstances) and is not well capitalized

    •
    "undercapitalized" if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 4% (or 3% in certain circumstances), or a Leverage ratio of less than 4% (or 3% in certain circumstances)

    •
    "significantly undercapitalized" if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a Leverage ratio of less than 3%, or

    •
    "critically undercapitalized" if its tangible equity is equal to or less than 2% of tangible assets.

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

        The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered "well-capitalized" at December 31, 2007 and, in addition, our bank subsidiary maintains sufficient capital to remain in compliance with capital requirements and is considered "well-capitalized" at December 31, 2007.

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

The Bank Secrecy Act

        Under the Bank Secrecy Act ("BSA"), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file Suspicious Activity Reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution's compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act of 2001 also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review U.S. government-maintained lists of individuals and entities that are prohibited from opening accounts at financial institutions.

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

Federal Reserve System

        In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts and demand deposit accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements. For net transaction accounts in 2008, the first $9.3 million of balances will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction account balances over $9.3 million to and including $43.9 million. A 10% reserve ratio will be applied to amounts in net transaction account balances in excess of $43.9 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest- bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of our interest-earning assets.

Transactions with Affiliates

        Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same as, or at least as favorable to those that, the bank has provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Section 23B applies to "covered transactions" as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same as, or at least favorable to those that, the bank has provided to non-affiliates.

Loans to Insiders

        The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and to entities controlled by any of the foregoing, may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank's loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank's unimpaired capital and unimpaired surplus until the bank's total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

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

        The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank's primary federal regulator. A financial holding company or any of its subsidiaries will not be permitted to engage in new activities authorized under the GLBA if any bank subsidiary received less than a "satisfactory" rating in its latest Community Reinvestment Act examination.

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

        The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker," and a set of activities in which a bank may engage without being deemed a "dealer." Additionally, GLBA makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

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

Additional Information

        We file with or furnish to the Securities and Exchange Commission ("SEC") annual, quarterly and current reports, proxy statements, and various other documents under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The public may read and copy any materials that we file with or furnish to the SEC at the SEC's Public Reference Room, which is located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including us, that file or furnish documents electronically with the SEC.

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

Item 1A.    Risk Factors

        Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our Common Stock. The risk factors applicable to us are the following:

Our mortgage banking revenue is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market or higher interest rates and may adversely impact our profits.

        Our mortgage banking segment is a significant portion of our consolidated business and maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors. Loan production levels are sensitive to changes in economic conditions and recently have suffered from a slowdown in the local housing market and tightening credit conditions. Any sustained period of decreased activity caused by further housing price pressure, loan underwriting restrictions or higher interest rates would adversely affect our mortgage originations and, consequently, reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our net income.

        Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain of these cases where we have originated loans and sold them to investors, we may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable. Such repurchases or settlements would also adversely affect our net income.

        George Mason, as part of the service it provides to its managed companies, purchases the loans managed companies originate at the time of origination. These loans are then sold by George Mason to investors. George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable, the managed company be responsible for buying back the loan. In the event that the managed company's financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.

We have goodwill and other intangibles that may become impaired, and thus result in a charge against earnings.

        At December 31, 2007, we had $12.9 million and $2.7 million of goodwill related to the George Mason and Wilson/Bennett acquisitions, respectively. In addition, we have identified and recorded other intangible assets, such as customer relationships and trade names, as of the acquisition dates of both George Mason and Wilson/Bennett. The carrying amount of these intangibles at December 31, 2007 was $1.1 million at George Mason and $179,000 at Wilson/Bennett. Goodwill and other intangibles are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred.

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

        At Wilson/Bennett, we recorded an impairment loss totaling $2.9 million pretax, and $1.9 million after tax, during the quarter ended September 30, 2006. This was due to the loss of several significant clients as a result of the unexpected retirement of John W. Fisher, Wilson/Bennett's founder, Chief

Executive Officer and President. After that announcement, these clients terminated their asset management contracts, triggering the impairment evaluation.

        In 2007, we performed the required annual test for impairment of goodwill, and our analysis showed the current carrying value of goodwill to be less than the fair value. However, we cannot fully predict future balances of assets under management, and future declines in assets managed by Wilson/Bennett as a result of additional losses in its client base or the lack of success in attracting and maintaining new clients could again result in an impairment condition and adversely impact earnings in future periods.

We may be adversely affected by economic conditions in our market area.

        We are headquartered in Northern Virginia, and our market is the greater Washington, D.C. metropolitan area. Because our lending and deposit-gathering activities are concentrated in this market, we will be affected by the general economic conditions in the greater Washington area, which may, among other factors, be impacted by the level of federal government spending. Changes in the economy, and government spending in particular, may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic condition caused by inflation, recession, unemployment or other factors, would impact these local economic conditions and the demand for banking products and services generally, and could negatively affect our financial condition and performance.

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

        We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our Chairman and Chief Executive Officer, Bernard H. Clineburg, and our other executive and senior lending officers. We have entered into employment agreements with Mr. Clineburg and six other executive officers. The existence of such agreements, however, does not necessarily assure us that we will be able to continue to retain their services. The unexpected loss of Mr. Clineburg or other key employees could have a significant adverse effect on our business and possibly result in reduced revenues and earnings. We maintain bank owned life insurance policies on all of our corporate executives.

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

We may be adversely impacted by changes in the condition of financial markets.

        We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. Market risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. Accordingly, depending on the instruments or activities impacted, market risks can have adverse effects on our results from operations and our overall financial condition.

        Recently, the subprime mortgage market dislocation has also impacted the ratings of certain monoline insurance providers which, in turn, has affected the pricing of certain municipal securities and the liquidity of the short term public finance markets. We have some exposure to monolines and, as a result, are continuing to monitor this exposure as the markets evolve.

Our concentration in loans secured by real estate may increase our future credit losses, which would negatively affect our financial results.

        We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Approximately 86% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region's real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers' ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

Our businesses and earnings are impacted by governmental, fiscal and monetary policy.

        We are affected by domestic monetary policy. For example, the Federal Reserve Board regulates the supply of money and credit in the United States and its policies determine in large part our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest margin. The actions of the Federal Reserve Board also can materially affect the value of financial instruments we hold, such as loans and debt securities, and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Our businesses and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States. Changes in fiscal or monetary policy are beyond our control and hard to predict.

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

We have operational risk that could impact our ability to provide services to our customers.

        We have operational risk exposure throughout our organization. Integral to our performance is the continued effectiveness and efficiency of our information technology, operational infrastructure, relationships with third parties and key individuals involved in our ongoing activities. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, unlawful tampering with our information technology infrastructure, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly.

We may be parties to certain legal proceedings that may impact our earnings.

        We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us could have material adverse financial impact or cause significant reputational risk to us, which in turn could seriously harm our business prospects.

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

        Cardinal Wealth Services, Inc. conducts its business from two of Cardinal Bank's branch facilities.

        George Mason conducts its business from seven leased facilities which range in size from 1,476 square feet to 31,520 square feet. The leases have various expiration dates through 2011 and only three of their seven locations have renewal options.

        Wilson/Bennett conducts its business from office space located in our Tysons Corner, Virginia headquarters facility.

        Our headquarters facility in Tysons Corner, Virginia comprises 41,818 square feet of leased office space. This lease expires in January 2010. In addition to housing various administrative functions—including accounting, data processing, compliance, treasury, marketing, deposit and loan operations—our commercial and industrial and commercial real estate lending functions and various other departments are located there.

        We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3.    Legal Proceedings

        In the ordinary course of our operations, we become party to various legal proceedings.

        On August 9, 2007, we filed a complaint against defendants Philip A. Seifert and Liberty Growth Fund, LP in the Circuit Court of Fairfax County, Virginia. The complaint set forth several causes of action including actual fraud and claims associated with the stopped payment check and dishonored check tendered to us as a result of our serving as escrow agent for the equity financing transaction between Liberty Growth Fund, LP and AIMS Worldwide, Inc on July 25, 2007. As a result of Mr. Seifert's death on November 18, 2007, we have terminated the legal proceedings against him and Liberty Growth Fund, LP.

        On February 28, 2008, OneBeacon Midwest Company ("OneBeacon") filed a complaint for declaratory judgment in the U.S. District Court for the Eastern District of Virginia. OneBeacon provides insurance coverage for us and we have filed an insurance claim and proof of loss to recover the $3.5 million attributable to the above referenced loss on the escrow arrangement between Liberty Growth Fund LP and AIMS Worldwide, Inc. OneBeacon is seeking a determination of their rights and obligations under a Financial Institution Bond issued by OneBeacon to us with respect to this claim and proof of loss. Through this action, OneBeacon seeks a court declaration that the Financial Institution Bond does not provide coverage for our claim.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market Price for Common Stock and Dividends.    Our common stock is currently listed for quotation on the Nasdaq Global Select Market under the symbol "CFNL." Our common stock had traded on the Nasdaq National Market under the same symbol until July 3, 2006. As of March 3, 2008, our common stock was held by 631 shareholders of record. In addition, we estimate that there were 6,375 beneficial owners of our common stock who own their shares through brokers or banks.

        The high and low sale prices per share for our common stock for each quarter of 2007 and 2006 as reported on the market at the time and dividends declared during those periods were as follows:

Periods Ended	High	Low	Dividends
2007
First Quarter	$10.82	$9.62	$0.01
Second Quarter	10.07	9.40	0.01
Third Quarter	10.20	8.50	0.01
Fourth Quarter	10.49	8.56	0.01
2006
First Quarter	$13.54	$10.62	$0.01
Second Quarter	13.68	10.63	0.01
Third Quarter	12.01	10.21	0.01
Fourth Quarter	11.17	9.71	0.01

        Dividend Policy.    The board of directors intends to follow a policy of retaining any earnings necessary to operate our business in accordance with all regulatory policies while maximizing the long-term return for the Company's investors. Our future dividend policy is subject to the discretion of the board of directors and future dividend payments will depend upon a number of factors, including future earnings, alternative investment opportunities, financial condition, cash requirements, and general business conditions.

        Our ability to distribute cash dividends will depend primarily on the ability of our subsidiaries to pay dividends to us. Cardinal Bank is subject to legal limitations on the amount of dividends it is permitted to pay. Furthermore, neither Cardinal Bank nor we may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business. For additional information on these limitations, see "Government Regulation and Supervision—Payment of Dividends" in Item 1 above.

        Repurchases.    On February 26, 2007, we publicly announced that the Board of Directors had adopted a program to repurchase up to 1,000,000 shares of our common stock. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume, and other factors, and there is no assurance that we will purchase shares during any period. No termination date was set for the buyback program. Shares may be repurchased in the open market or through privately negotiated transactions.

        As of December 31, 2007, we had purchased 278,140 shares of our common stock at a total cost of $2.7 million. All of these shares have been cancelled and retired.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1—October 31, 2007	—	—	—	776,260
November 1—November 30, 2007	54,400	9.83	54,400	721,860
December 1—December 31, 2007	—	—	—	721,860

Total	54,400	9.83	54,400	721,860

        Stock Performance Graph.    The graph set forth below shows the cumulative shareholder return on the Company's Common Stock during the five-year period ended December 31, 2007, as compared with: (i) an overall stock market index, the NASDAQ Composite; and (ii) a published industry index, the SNL Bank Index. The stock performance graph assumes that $100 was invested on December 31, 2002 in our common stock and each of the comparable indices and that dividends were reinvested.

	Period Ending
Index
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Cardinal Financial Corporation	100.00	190.11	256.09	253.13	236.71	216.13
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank Index	100.00	134.90	151.17	153.23	179.24	139.28

Item 6.    Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Income Statement Data:
Interest income	$98,643	$87,401	$67,374	$40,522	$24,602
Interest expense	58,324	46,047	29,891	15,969	9,429

Net interest income	40,319	41,354	37,483	24,553	15,173
Provision for loan losses	2,548	1,232	2,456	1,626	1,001

Net interest income after provision for loan losses	37,771	40,122	35,027	22,927	14,172
Non-interest income	19,480	21,684	24,669	9,409	3,829
Non-interest expense	51,884	51,245	44,653	27,154	15,355

Net income before income taxes	5,367	10,561	15,043	5,182	2,646
Provision (benefit) for income taxes	885	3,173	5,167	1,713	(3,508)

Net income	4,482	7,388	9,876	3,469	6,154
Dividends to preferred shareholders	—	—	—	—	495

Net income to common shareholders	$4,482	$7,388	$9,876	$3,469	$5,659

Balance Sheet Data:
Total assets	$1,690,031	$1,638,429	$1,452,287	$1,211,576	$636,248
Loans receivable, net of fees	1,039,684	845,449	705,644	489,896	336,002
Allowance for loan losses	11,641	9,638	8,301	5,878	4,344
Loans held for sale	170,487	338,731	361,668	365,454	—
Total investment securities	364,946	329,296	294,224	289,507	273,614
Total deposits	1,096,925	1,218,882	1,069,872	824,210	474,129
Other borrowed funds	400,060	194,631	155,421	201,085	74,457
Total shareholders' equity	159,463	155,873	147,879	95,105	85,412
Preferred shares outstanding	—	—	—	—	1,364
Common shares outstanding	24,202	24,459	24,363	18,463	16,377
Per Common Share Data:
Basic net income	$0.18	$0.30	$0.45	$0.19	$0.55
Fully diluted net income	0.18	0.30	0.44	0.19	0.54
Book value	6.59	6.37	6.07	5.15	4.80
Tangible book value(1)	5.90	5.75	5.37	4.41	5.24
Performance Ratios:
Return on average assets	0.27%	0.51%	0.74%	0.37%	1.18%
Return on average equity	2.85	4.87	7.67	3.69	13.84
Dividend payout ratio	0.22	0.13	0.02	—	—
Net interest margin(2)	2.63	2.98	2.92	2.72	3.00
Efficiency ratio(3)(4)	80.11	77.70	71.84	79.95	80.81
Non-interest income to average assets	1.19	1.49	1.85	1.00	0.73
Non-interest expense to average assets	3.18	3.52	3.35	2.90	2.94
Loans receivable, net of fees to total deposits	94.78	69.36	65.96	59.44	70.87
Asset Quality Ratios:
Net charge-offs to average loans receivable, net of fees	0.06%	0.00%	0.01%	0.02%	0.01%
Nonperforming loans to loans receivable, net of fees	—	0.01	0.03	0.11	0.12
Nonperforming loans to total assets	—	0.01	0.01	0.05	0.06
Allowance for loan losses to nonperforming loans	—	11,822.87	3,879.00	1,074.60	1,102.54
Allowance for loan losses to loans receivable, net of fees	1.12	1.14	1.18	1.20	1.29
Capital Ratios:
Tier 1 risk-based capital	12.10%	13.25%	14.83%	12.65%	19.66%
Total risk-based capital	12.98	14.06	15.65	13.40	20.66
Leverage capital ratio	10.26	10.68	10.71	8.83	15.45
Other:
Average shareholders' equity to average total assets	9.65%	10.43%	9.66%	10.05%	7.84%
Average loans receivable, net of fees to average total deposits	78.87	68.42	60.34	59.97	63.02
Average common shares outstanding:
Basic	24,606	24,424	22,113	18,448	10,218
Diluted	25,012	24,987	22,454	18,705	11,468

(1)
Tangible book value is calculated as total shareholders' equity, excluding accumulated other comprehensive income, less goodwill and other intangible assets, divided by common shares outstanding.
(2)
Net interest margin is calculated as net interest income divided by total average earning assets and reported on a tax equivalent basis at a rate of 35%.
(3)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income, excluding the loss on escrow arrangment during 2007, the impairment loss during 2006 and the litigation recovery during 2007 and 2006.
(4)
The calculation of the efficiency ratio, which is a financial measure not prepared in accordance with generally accepted accounting principles ('GAAP'), and a reconciliation of the efficiency ratio to our GAAP financial information are included in our Table 1 to Item 7 to this Annual Report on Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2007 and 2006 and the results of our operations for the years ended December 31, 2007, 2006 and 2005. The discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

Caution About Forward-Looking Statements

        We make certain forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends," or other similar words or terms are intended to identify forward-looking statements.

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

  •
  changes in banking, other laws and regulations applicable to us; and

  •
  other factors discussed in "Risk Factors" in Item 1A above.

        Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Overview

        We are a locally managed financial holding company headquartered in Tysons Corner, Virginia, committed to providing superior customer service, a diversified mix of financial products and services, and convenient banking to our retail and business consumers. We own Cardinal Bank (the "Bank"), a Virginia state-chartered community bank, Cardinal Wealth Services, Inc. ("CWS"), an investment services subsidiary, and Wilson/Bennett Capital Management, Inc. ("Wilson/Bennett"), an asset management firm. Through these three subsidiaries and George Mason Mortgage, LLC ("George Mason"), a mortgage banking subsidiary of the Bank, we offer a wide range of traditional banking products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys. We have 25 branch office locations and seven mortgage banking office locations and provide competitive products and services. We complement our core banking operations by offering a full range of investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc. and asset management services through Wilson/Bennett.

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

        On June 9, 2005, we acquired Wilson/Bennett for a total consideration of $6.5 million, which consisted of a payment of $1.5 million in cash and the issuance of 611,111 shares of our common stock, which we valued at $4.9 million. Wilson/Bennett's assets and liabilities were recorded at fair value as of the purchase date. This transaction resulted in the recognition of $3.6 million of goodwill and $2.6 million of other intangible assets. Wilson/Bennett uses a value-oriented approach that focuses on large capitalization stocks. Wilson/Bennett's primary source of revenue is management fees earned on the assets it manages for its customers. These management fees are generally based upon the market value of managed and custodial assets and, accordingly, revenues from Wilson/Bennett will be, assuming a consistent customer base, more when appropriate indices, such as the S&P 500, are higher and lower when such indices are depressed.

        In July 2004, we acquired George Mason. George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through seven branches located throughout the metropolitan Washington, D.C. region. George Mason does business in eight states, primarily Virginia and Maryland, and the District of Columbia. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $2.2 billion and $3.0 billion of loans in 2007 and 2006, respectively, excluding advances on construction loans and including loans purchased from other mortgage banking companies which are owned by local home builders but managed by George Mason (the "managed companies"). George Mason's primary sources of revenue include net interest income earned on loans held for sale, gains on sales of loans and contractual management fees earned relating to services provided to the managed companies. Loans are made pursuant to purchase commitments and are sold servicing released.

        George Mason also offers a construction-to-permanent loan program. This program provides variable and fixed rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market. These construction-to-permanent loans generate fee income as well as net interest income for George Mason and are classified as loans held for sale.

        George Mason's business is both cyclical and seasonal. The cyclical nature of its business is influenced by, among other factors, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy. Historically, George Mason has its lowest levels of quarterly loan closings during the first quarter of the year.

        In July 2004, we formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and pay interest at a rate equal to LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. These securities are redeemable at par beginning September 2009. Under certain qualifying events, these securities are redeemable at a premium through March 2008 and at par thereafter. The interest rate on this debt was 7.39% at December 31, 2007. We have guaranteed payment of these securities. The $20.6 million payable by us to Cardinal Statutory Trust I is included in other borrowed funds in the consolidated statements of condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as we are not the primary beneficiary of this entity. We utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

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

        Net interest income and non-interest income represented the following percentages of total revenue for the three years ended December 31, 2007:

	Net Interest Income	Non-Interest Income
2007	67.4%	32.6%
2006	65.6%	34.4%
2005	60.3%	39.7%

        Non-interest income is a lower percentage of our total revenue in 2007 than 2006 and 2005 because mortgage originations were lower due to the cyclical nature of the mortgage banking business.

Current Business Environment

        During the second half of 2007, extreme dislocations emerged in the financial markets, including the leveraged finance, subprime mortgage, and commercial paper markets. These financial conditions continue to negatively affect the economy and the financial services sector in 2008. The slowdown of the economy, significant decline in consumer real estate prices, and the downturn in the housing sector have affected our mortgage banking business and may impact our commercial and retail loan portfolio. We expect that certain industry sectors, in particular those that are dependent on the housing sector, will experience further stress.

        The subprime mortgage dislocation has also impacted the ratings of certain monoline insurance providers (monolines) which has affected the pricing of certain municipal securities and the liquidity of the short term public finance markets. We have some exposure to monolines and as a result are continuing to monitor this exposure as the markets evolve. Of the $33.7 million in our municipal securities portfolio, $31.2 million remain AAA rated while approximately $2.5 million were downgraded to single A status after December 31, 2007, due to the downgrades of the monoline insurance companies that insured those bonds. These bonds remain unlimited general obligations of the municipalities.

        The above conditions, together with uncertainty in energy costs and the overall economic slowdown, which may ultimately lead to recessionary conditions, might affect other areas in which we do business and may adversely impact our results in 2008. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions in this rapidly changing business and interest rate environment

Financial Developments

        The year ended December 31, 2007 was our fifth consecutive year of profitability. For the year, we reported net income of $4.5 million. George Mason contributed $1.6 million to consolidated net income during 2007. The wealth management and trust services segment, which includes CWS, Wilson/Bennett and our trust division, recorded a net loss for 2007 totaling $1.8 million. This segment reported a loss because of $3.5 million in expense resulting from an arrangement where we served as the escrow agent in connection with an equity financing transaction between Liberty Growth Fund and AIMS Worldwide. The $3.5 million expense caused by this transaction is discussed in detail in the "Financial Overview" section below.

        Total assets increased by $51.6 million in 2007, from $1.64 billion at December 31, 2006, to $1.69 billion at December 31, 2007. Total loans receivable, net of deferred fees and costs, increased to $1.04 billion at December 31, 2007, compared to $845.4 million at December 31, 2006, an increase of $194.2 million. Total deposits decreased by $122.0 million in 2007, from $1.22 billion at December 31, 2006, to $1.10 billion at December 31, 2007. Total other borrowed funds increased by $205.4 million to $400.1 million at December 31, 2007 compared to $194.6 million at December 31, 2006.

        For the year ended December 31, 2006, we reported net income of $7.4 million. George Mason contributed $1.9 million to consolidated net income during 2006. The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust services division since the date of its acquisition, February 9, 2006, recorded a net loss of $2.0 million. This segment reported a loss as a result of the unexpected retirement of John W. Fisher, Wilson/Bennett's founder, Chief Executive Officer and President, which caused a non-cash impairment charge of $2.9 million. This charge is discussed in detail in the "Financial Overview" section below.

        Total assets increased by $186.1 million in 2006, from $1.45 billion at December 31, 2005, to $1.64 billion at December 31, 2006. Total loans receivable, net of deferred fees and costs, increased to $845.4 million at December 31, 2006, compared to $705.6 million at December 31, 2005, an increase of $139.8 million. Total deposits increased by $149.0 million in 2006, from $1.07 billion at December 31, 2005, to $1.22 billion at December 31, 2006. Total other borrowed funds increased by $39.2 million to $194.6 million at December 31, 2006 compared to $155.4 million at December 31, 2005.

        For the year ended December 31, 2005, we had net income of $9.9 million, or $0.44 per diluted common share. George Mason contributed $6.7 million to consolidated net income during 2005. The wealth management and trust services segment, which included CWS and Wilson/Bennett from the date of its acquisition, June 9, 2005, recorded net income of $1,000 for 2005.

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

        The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, accounting for economic hedging activities, accounting for business combinations and impairment testing of goodwill, accounting for the impairment of amortizing intangible assets and other long-lived assets, and the valuation of deferred tax assets.

Allowance for Loan Losses

        We maintain the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in our loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. Unusual and infrequently occurring events, such as hurricanes and other weather-related disasters, may impact our assessment of possible credit losses. As a part of our analysis, we use comparative peer group data and qualitative factors, such as levels of and trends in delinquencies and non-accrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support our estimates.

        For purposes of our analysis, we categorize our loans into one of five categories: commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer loans. In the absence of meaningful historical loss factors, peer group loss factors are applied and are adjusted by the qualitative factors mentioned above. The indicated loss factors resulting from this analysis are applied for each of the five categories of loans. In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. Since we have limited historical data on which to base loss factors for classified loans, we typically apply, in accordance with regulatory guidelines, a 5% loss factor to all loans classified as special mention, a 15% loss factor to all loans classified as substandard and a 50% loss factor to all loans classified as doubtful. Loans classified as loss loans are fully reserved or charged off. In certain instances, we evaluate the impairment of certain loans on a loan by loan basis. For these loans, we analyze the fair value of the collateral underlying the loan and consider estimated costs to sell the collateral on a discounted basis. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) we recognize an impairment and establish a specific reserve for the impaired loan.

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

Accounting for Economic Hedging Activities

        We account for our derivatives and hedging activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the statement of condition at their fair values. We do not enter into derivative transactions for speculative purposes. For derivatives designated as hedges, we contemporaneously document the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness. We evaluate the effectiveness of these transactions at inception and on an ongoing basis. Ineffectiveness is recorded through earnings. For derivatives designated as cash flow hedges, the fair value adjustment is recorded as a component of other comprehensive income, except for the ineffective portion which is recorded in earnings. For derivatives designated as fair value hedges, the fair value adjustments for both the hedged item and the hedging instrument are recorded through the income statement with any difference considered the ineffective portion of the hedge.

        We discontinue hedge accounting prospectively when it is determined that the derivative is no longer highly effective. In situations in which cash flow hedge accounting is discontinued, we continue to carry the derivative at its fair value on the statement of condition and recognize any subsequent changes in its fair value in earnings over the term of the forecasted transaction. When hedge accounting is discontinued because it is probable that the forecasted transaction will not occur, we recognize immediately in earnings any gains and losses that were accumulated in other comprehensive income.

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

        To mitigate the effect of interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into best efforts delivery forward loan sales contracts. During the rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges under SFAS No. 133, as amended. The fair values of loan commitments and the fair values of forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and we record a loan held for sale and continue to be obligated under the same forward loan sales contract. The forward sales contract is then designated as a hedge against the variability in cash to be received from the loan sale. Loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Prior to October 1, 2005, the changes in value of the forward loan sales contracts from the date the loan closed to the date it was sold to an investor were marked to market through earnings. On October 1, 2005, we began designating our forward sale contracts as hedges to mitigate the variability in cash flow to be received from the sale of mortgage loans.

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

        To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all its assets and liabilities. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized.

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

New Financial Accounting Standards

        On July 13, 2006, the FASB issued Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have any impact on our consolidated financial position or results of operations. We have included the required disclosures in note 10 to the notes to the consolidated financial statements included in Item 8 below.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115. SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of this standard to determine the impact, if any, on our consolidated financial position or results of operations.

        In November 2007, the SEC issued Staff Accounting Bulletin No. 109 ("SAB No. 109"), Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 requires fair value measurements of derivatives or other written loan commitments recorded through earnings to include the future cash flows related to the loan's servicing rights. SAB No. 109 also states that internally developed intangible assets should be excluded from these measurements. SAB No. 109, which supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, applies to all loan commitments that are accounted for at fair value through earnings. Previously, SAB No. 105 applied to only derivative loan commitments accounted for at fair value through earnings. SAB No. 109 should be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

        In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB No. 110"), Certain Assumptions Used in Valuation Methods. SAB No. 110 extends the use of the "simplified" method, under certain circumstances, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R, Share-Based Payment. Prior to the issuance of SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007. We are continuing the use of the simplified method.

Financial Overview

2007 Compared to 2006

        At December 31, 2007, total assets were $1.69 billion, an increase of 3.2%, or $51.6 million, from $1.64 billion at December 31, 2006. Total loans receivable, net of deferred fees and costs, increased 23.0%, or $194.2 million, to $1.04 billion at December 31, 2007, from $845.4 million at December 31, 2006. Total investment securities increased by $35.7 million, or 10.8%, to $364.9 million at December 31, 2007, from $329.3 million at December 31, 2006. Total deposits decreased 10.0%, or $122.0 million, to $1.10 billion at December 31, 2007, from $1.22 billion at December 31, 2006. Other borrowed funds, which primarily include repurchase agreements, Federal Home Loan Bank ("FHLB") advances and fed funds purchased, increased $205.4 million to $400.1 million at December 31, 2007, from $194.6 million at December 31, 2006.

        Shareholders' equity at December 31, 2007 was $159.5 million, an increase of $3.6 million from $155.9 million at December 31, 2006. The increase in shareholders' equity was primarily attributable to net income of $4.5 million for the year ended December 31, 2007 and increases in other comprehensive income of $1.8 million for the year ended December 31, 2007. These increases were offset by repurchases of our common stock totaling $2.7 million for the year. Total shareholders' equity to total assets at December 31, 2007 and 2006 was 9.4% and 9.5%, respectively. Book value per share at December 31, 2007 and 2006 was $6.59 and $6.37, respectively. Total risk-based capital to risk-weighted assets was 12.98% at December 31, 2007 compared to 14.06% at December 31, 2006. We were considered "well capitalized" for regulatory purposes at December 31, 2007.

        We recorded net income of $4.5 million, or $0.18 per diluted common share, for the year ended December 31, 2007, compared to net income of $7.4 million, or $0.30 per diluted common share, in 2006. Each of these years had significant events, which are described below, which materially impacted earnings.

        For the year ended December 31, 2007, we recorded a $3.5 million loss on an escrow arrangement with Liberty Growth Fund, LP and AIMS Worldwide, Inc. We served as the escrow agent in connection with an equity financing transaction between Liberty Growth Fund and AIMS Worldwide. In that transaction, Liberty Growth Fund had agreed to purchase from AIMS Worldwide shares of its preferred stock for $3.85 million. AIMS Worldwide would then use these proceeds to fund its acquisition of two other companies. As provided in the escrow agreement, Liberty Growth Fund delivered a check to us in the amount of $3.85 million on July 24, 2007. On July 25, 2007, we released funds totaling $3.85 million to AIMS Worldwide and certain of its designated beneficiaries and shares of AIMS Worldwide's preferred stock and warrants to an agent of Liberty Growth Fund. We then learned that Liberty Growth Fund had previously stopped payment on its check. Liberty Growth Fund issued another check in the same amount, but that check was dishonored for lack of sufficient funds. Of the $3.85 million released, we recovered $350,000 from one of the parties involved in the transaction.

        We continue to pursue this issue through the legal avenues available to us in order to recover the total amount we are due. We hold in escrow additional shares of AIMS Worldwide's preferred stock that may be issued in a potential second round of financing with Liberty Growth Fund. However, we are not the beneficial owner of these shares. In addition, we have made a claim to our insurance company in order to recover any amounts that may be covered. On February 28, 2008, a complaint for declaratory relief was filed by OneBeacon Midwest Company ("OneBeacon") against us. OneBeacon provides insurance coverage for us and we have filed an insurance claim and proof of loss to recover the $3.5 million attributable to the above referenced loss on the escrow arrangement between Liberty Growth Fund LP and AIMS Worldwide, Inc. OneBeacon is seeking a determination of their rights and obligations under a Financial Institution Bond issued by OneBeacon to us with respect to this claim and proof of loss. Through this action, OneBeacon seeks a court declaration that the Financial Institution Bond does not provide coverage for our claim.

        For the year ended December 31, 2006, we recorded a $2.9 million non-cash impairment charge. In July 2006, we announced the retirement of John W. Fisher, Wilson/Bennett's founder, Chief Executive Officer and President, from Wilson/Bennett and as a member of our board of directors. As Mr. Fisher transitioned out of his involvement with Wilson/Bennett, several significant clients unexpectedly either terminated or advised us that they intended to terminate their asset management contracts. This triggered an evaluation of our goodwill and intangible assets. Accordingly, we updated our analysis of the fair value of the goodwill and intangible assets associated with our acquisition of Wilson/Bennett. The updated analysis indicated an impairment to the goodwill and certain customer relationships and Mr. Fisher's employment agreement.

        Since Mr. Fisher's retirement announcement, Wilson/Bennett has added experienced portfolio managers and professional sales staff to assist with cross-sell opportunities with our other divisions. We will continue to monitor the operations of Wilson/Bennett, its customer base and managed and custodial assets and any associated impact on goodwill and the remaining intangible assets in the future.

        Excluding the loss on the escrow arrangement during 2007 and the impairment charges recorded during 2006, we would have recorded net income of $7.1 million and $9.3 million for the years ended December 31, 2007 and 2006, respectively, a decrease of $2.2 million, or 23.2%. A reconciliation of this non-GAAP financial measure to our GAAP financial information is presented in Table 1 below.

        Also contributing to our decrease in net income for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was an increase in our provision for loan losses of $1.3 million to $2.5 million for the year ended December 31, 2007 primarily due to the significant loan growth we had during the year. The provision for loan losses was $1.2 million for the same period of 2006. Non-interest income decreased $2.2 million to $19.5 million for the year ended December 31, 2007 as compared to $21.7 million for the same period of 2006 due primarily to decreases in gains on sales of loans and management fee income.

        The return on average assets for the years ended December 31, 2007 and 2006 was 0.27% and 0.51%, respectively. The return on average equity for the years ended December 31, 2007 and 2006 was 2.85% and 4.87%, respectively.

2006 Compared to 2005

        At December 31, 2006, total assets were $1.64 billion, an increase of 12.8%, or $186.1 million, from $1.45 billion at December 31, 2005. Total loans receivable, net of deferred fees and costs, increased 19.8%, or $139.8 million, to $845.4 million at December 31, 2006, from $705.6 million at December 31, 2005. Total investment securities increased by $35.1 million, or 11.9%, to $329.3 million at December 31, 2006, from $294.2 million at December 31, 2005. Total deposits increased 13.9%, or $149.0 million, to $1.22 billion at December 31, 2006, from $1.07 billion at December 31, 2005. Other borrowed funds, which primarily include repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, increased $39.2 million to $194.6 million at December 31, 2006, from $155.4 million at December 31, 2005. Our balance sheet growth was a result of our continued increase in market share in our designated market area, additional branch locations and the addition of experienced banking professionals during 2006.

        Shareholders' equity at December 31, 2006 was $155.9 million, an increase of $8.0 million from $147.9 million at December 31, 2005. The increase in shareholders' equity was primarily attributable to net income of $7.4 million for the year ended December 31, 2006. Total shareholders' equity to total assets at December 31, 2006 and 2005 was 9.5% and 10.2%, respectively. Book value per share at December 31, 2006 and 2005 was $6.37 and $6.07, respectively. Total risk-based capital to risk-weighted assets was 14.06% at December 31, 2006 compared to 15.65% at December 31, 2005. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2006.

        We recorded net income of $7.4 million, or $0.30 per diluted common share, for the year ended December 31, 2006, compared to net income of $9.9 million, or $0.44 per diluted common share, in 2005. The decrease in net income for the year ended December 31, 2006 compared to the same period of 2005 is primarily a result of the impairment charges to the goodwill and certain other intangible assets related to our acquisition of Wilson/Bennett, as mentioned above.

        The return on average assets for the years ended December 31, 2006 and 2005 was 0.51% and 0.74%, respectively. The return on average equity for the years ended December 31, 2006 and 2005 was 4.87% and 7.67%, respectively.

Table 1.

Reconciliation of GAAP to Non-GAAP Financial Measures
Years Ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	2007	2006	2005
GAAP reported non-interest expense	$51,884	$51,245	$44,653
Less nonrecurring expenses, pretax
Loss related to escrow arrangement	3,500	—	—
Legal expenses related to escrow arrangement	546	—	—
Impairment of goodwill	—	960	—
Impairment of customer relationships intangible	—	1,454	—
Impairment of employment/non-compete agreement	—	513	—

Non-interest expense without nonrecurring expenses	$47,838	$48,318	$44,653

GAAP reported net income	$4,482	$7,388	$9,876
Less nonrecurring expenses, after tax
Loss related to escrow arrangement	2,293	—	—
Legal expenses related to escrow arrangement	358	—	—
Impairment of goodwill	—	624	—
Impairment of customer relationships intangible	—	946	—
Impairment of employment/non-compete agreement	—	333	—

Net income without nonrecurring expenses	$7,133	$9,291	$9,876

GAAP reported earnings per common share, basic	$0.18	$0.30	$0.45
Less nonrecurring expenses, after tax:
Loss related to escrow arrangement	0.09	—	—
Legal expenses related to escrow arrangement	0.01	—	—
Impairment of goodwill	—	0.03	—
Impairment of customer relationships intangible	—	0.04	—
Impairment of employment/non-compete agreement	—	0.01	—

Earnings per common share without nonrecurring expenses—basic	$0.28	$0.38	$0.45

GAAP reported earnings per common share, fully diluted	$0.18	$0.30	$0.44
Less nonrecurring expenses, after tax:
Loss related to escrow arrangement	0.09	—	—
Legal expenses related to escrow arrangement	0.01	—	—
Impairment of goodwill	—	0.02	—
Impairment of customer relationships intangible	—	0.04	—
Impairment of employment/non-compete agreement	—	0.01	—

Earnings per common share without nonrecurring expenses—fully diluted	$0.28	$0.37	$0.44

Calculation of efficiency ratio(1):
Non-interest expense without nonrecurring expenses (from above)	$47,838	$48,318	$44,653

GAAP reported net interest income	40,319	41,354	37,483
GAAP reported non-interest income	19,480	21,684	24,669
Less: litigation recovery on previously impaired investment	83	855	—

Non-interest income without litigation recovery	19,397	20,829	24,669

Total net interest income and non-interest income for efficiency ratio	$59,716	$62,183	$62,152

Efficiency ratio without nonrecurring income and expenses	80.11%	77.70%	71.84%

(1)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income, excluding the loss on escrow arrangement during 2007, the impairment loss during 2006 and the litigation recovery during 2007 and 2006.

Statements of Operations

Net Interest Income/Margin

        Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-bearing assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. At the end of 2003, the federal funds rate was at 1.00%, its lowest level in over forty years. During 2004, as economic activity increased, the Federal Reserve raised the key federal funds rate five times to 2.25% by year end. The Federal Reserve continued this policy in 2005, increasing the federal funds rate eight times to 4.25% by year end, and in 2006 increased the federal funds rate four times to 5.25% by year end. During 2007, the Federal Reserve began easing the federal funds rate due to worsening economic conditions related to the tightening credit markets and decreased the rate four times to end at 4.25% at December 31, 2007. See "Interest Rate Sensitivity" for further information.

Table 2.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007			2006			2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1):
Commercial and industrial	$108,762	$8,263	7.60%	$85,269	$6,314	7.40%	$66,414	$4,030	6.07%
Real estate—commercial	366,176	24,598	6.72	288,567	19,082	6.61	255,505	16,199	6.34
Real estate—construction	169,503	14,077	8.30	143,476	12,040	8.39	77,634	5,468	7.04
Real estate—residential	201,863	11,029	5.46	172,809	9,012	5.22	115,829	5,936	5.12
Home equity lines	69,908	4,967	7.11	73,194	5,089	6.95	67,086	3,458	5.15
Consumer	6,405	508	7.93	4,865	367	7.54	5,046	359	7.11

Total loans	922,617	63,442	6.88	768,180	51,904	6.76	587,514	35,450	6.03

Loans held for sale	233,451	16,686	7.15	259,743	19,288	7.43	372,866	19,379	5.20
Investment securities—trading	11	1	4.62	—	—	0.00	—	—	0.00
Investment securities available-for-sale	266,935	13,256	4.97	226,011	10,483	4.64	159,720	6,195	3.88
Investment securities held-to-maturity	88,803	3,722	4.19	106,938	4,351	4.07	127,407	4,914	3.86
Other investments	10,626	635	5.98	6,409	378	5.90	6,269	261	4.16
Federal funds sold	25,217	1,318	5.23	25,675	1,206	4.70	31,981	1,175	3.67

Total interest-earning assets and interest income(2)	1,547,660	99,060	6.40	1,392,956	87,610	6.29	1,285,757	67,374	5.24

Noninterest-earning assets:
Cash and due from banks	8,122			6,813			6,657
Premises and equipment, net	19,565			19,758			17,446
Goodwill and other intangibles, net	17,371			19,763			18,363
Accrued interest and other assets	48,586			24,532			10,919
Allowance for loan losses	(10,322)			(8,853)			(6,974)

Total assets	$1,630,982			$1,454,969			$1,332,168

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$122,806	$3,691	3.01%	$136,368	$3,796	2.78%	$113,628	$1,366	1.20%
Money markets	56,229	1,437	2.56	117,527	2,881	2.45	166,301	4,397	2.64
Statement savings	352,078	16,354	4.64	154,643	7,272	4.70	9,302	106	1.13
Certificates of deposit	515,182	24,215	4.70	598,187	25,142	4.20	570,669	19,030	3.33

Total interest-bearing deposits	1,046,295	45,697	4.37	1,006,725	39,091	3.88	859,900	24,899	2.90

Other borrowed funds	281,417	12,627	4.49	165,501	6,956	4.20	207,747	4,992	2.40

Total interest-bearing liabilities and interest expense	1,327,712	58,324	4.39	1,172,226	46,047	3.93	1,067,647	29,891	2.80

Noninterest-bearing liabilities:
Demand deposits	123,493			116,041			113,813
Other liabilities	22,382			15,018			21,980
Common shareholders' equity	157,395			151,684			128,728

Total liabilities and shareholders' equity	$1,630,982			$1,454,969			$1,332,168

Net interest income and net interest margin(2)		$40,736	2.63%		$41,563	2.98%		$37,483	2.92%

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

Table 3.

Rate and Volume Analysis
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007 Compared to 2006			2006 Compared to 2005
	Average Volume(3)	Average Rate	Increase (Decrease)	Average Volume(3)	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial and industrial	$1,740	$209	$1,949	$1,144	$1,140	$2,284
Real estate—commercial	5,132	384	5,516	2,096	787	2,883
Real estate—construction	2,184	(147)	2,037	4,637	1,935	6,572
Real estate—residential	1,515	502	2,017	2,920	156	3,076
Home equity lines	(228)	106	(122)	315	1,316	1,631
Consumer	116	25	141	(13)	21	8

Total loans	10,459	1,079	11,538	11,099	5,355	16,454

Loans held for sale	(1,952)	(650)	(2,602)	(5,879)	5,788	(91)
Investment securities—trading	1	—	1	—	—	—
Investment securities available-for-sale	1,898	875	2,773	2,571	1,717	4,288
Investment securities held-to-maturity	(738)	109	(629)	(789)	226	(563)
Other investments	249	8	257	6	111	117
Federal funds sold	(22)	134	112	(232)	263	31

Total interest income(2)	9,895	1,555	11,450	6,776	13,460	20,236
Interest expense:
Interest-bearing deposits:
Interest checking	(378)	273	(105)	273	2,157	2,430
Money markets	(1,503)	59	(1,444)	(1,290)	(226)	(1,516)
Statement savings	9,284	(202)	9,082	1,641	5,525	7,166
Certificates of deposit	(3,489)	2,562	(927)	918	5,194	6,112

Total interest-bearing deposits	3,914	2,692	6,606	1,542	12,650	14,192

Other borrowed funds	4,872	799	5,671	(76)	2,040	1,964

Total interest expense	8,786	3,491	12,277	1,466	14,690	16,156

Net interest income(2)	$1,109	$(1,936)	$(827)	$5,310	$(1,230)	$4,080

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

2007 Compared to 2006

        Net interest income on a tax equivalent basis for the year ended December 31, 2007 was $40.7 million, compared to $41.6 million for the year ended December 31, 2006, a decrease of $827,000, or 2.0%. The decrease in net interest income was primarily a result of increases in the interest rates and average volume of deposits and other borrowed funds, net of the impact of increased average volume and yield on earning assets during 2007, compared with 2006. The increase in funding costs was primarily attributable to an increase in rates paid on average interest-bearing liabilities. Net increases in loans receivable and investment securities were funded through the increase in other borrowed funds and a decrease in loans held for sale.

        Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2007 and 2006 was 2.63% and 2.98%, respectively. The decrease was primarily a result of a 46 basis point increase in the rates paid on interest-bearing liabilities offset by an 11 basis point increase in the yield on average earning assets. The average yield on interest-earning assets increased to 6.40% in 2007 from 6.29% in 2006, and our cost of interest-bearing liabilities increased to 4.39% in 2007 from 3.93% in 2006. The cost of other borrowed funds, which generally are shorter term fundings and which we continued to utilize in 2007 to help fund our balance sheet growth, increased 29 basis points to 4.49% in 2007 from 4.20% in 2006. The cost of deposit liabilities increased 49 basis points to 4.37% in 2007 from 3.88% for 2006.

        Total average earning assets increased by 11.1% to $1.55 billion at December 31, 2007, compared to $1.39 billion at December 31, 2006. The increase in our average earning assets were primarily driven by the increase in average loans receivable of $154.4 million and an increase in investment securities of $22.8 million offset by the decrease in our average inventory of loans held for sale of $26.3 million. These increases were funded by an increase in average total deposits of $47.0 million and other borrowed funds of $115.9 million during 2007.

        Average loans receivable increased $154.4 million to $922.6 million during 2007 from $768.2 million in 2006. Average balances of nonperforming assets, which consist of non-accrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2007 and 2006. Additional interest income of approximately $5,000 for 2007 and $15,000 for 2006 would have been realized had all nonperforming assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

        Average total deposits increased $47.0 million to $1.17 billion in 2007 from $1.12 billion in 2006. The largest increase in average deposit balances was in statement savings, which increased $197.4 million compared to 2006, a result of our advertised Simply Savings product which was introduced during 2006. This savings product allows new customers to earn a yield of 4.21% on funds deposited with us as of December 31, 2007. The increase in our statement savings was offset by decreases in our money market balances of $61.3 million and decreases in our certificates of deposit of $83.0 million for the year ended December 31, 2007 compared to the year ended December 31, 2006.

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

        Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2006 and 2005 was 2.98% and 2.92%, respectively, primarily as a result of a 105 basis point increase in the rates earned on average interest-earning assets offset by an increased cost of average interest-bearing liabilities of 113 basis points. The average yield on interest-earning assets increased to 6.29% in 2006 from 5.24% in 2005, and our cost of interest-bearing liabilities increased to 3.93% in 2006 from 2.80% in 2005. The cost of other borrowed funds, which generally are shorter term fundings, increased 180 basis points to 4.20% in 2006 from 2.40% in 2005. The cost of deposit liabilities increased 98 basis points to 3.88% in 2006 from 2.90% for 2005.

        Total average earning assets increased by 8.3% to $1.39 billion at December 31, 2006, compared to $1.29 billion at December 31, 2005. This resulted primarily from a $180.7 million increase in average loans receivable. Average investment securities increased $45.8 million during 2006 to $332.9 million at December 31, 2006, from $287.1 million at December 31, 2005. These increases were funded by average deposit growth of $149.1 million.

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

        Average total deposits increased $149.1 million to $1.12 billion in 2006 from $973.7 million in 2005. The largest increase in average deposit balances was experienced in statement savings, which increased $145.3 million compared to 2005, a result of our advertised Simply Savings product which was introduced during 2006. During 2006, this savings product allowed new customers to earn a yield of 5.01% on funds deposited with us.

Interest Rate Sensitivity

        We are exposed to various business risks including interest rate risk. Our goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that we maintain. We manage interest rate risk through an asset and liability committee ("ALCO"). ALCO is responsible for managing our interest rate risk in conjunction with liquidity and capital management.

        We employ an independent consulting firm to model our interest rate sensitivity. We use a net interest income simulation model as our primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 200 basis points and up 200 basis points. In the ramped down rate change, the model moves rates gradually down 200 basis points over the first year and then rates remain flat in the second year. For the up 200 basis point scenario, rates are gradually moved up 200 basis points in the first year and then rates remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

        At December 31, 2007, we were liability sensitive for the entire two year simulation period. Liability sensitive means that we have more liabilities repricing than assets. We have more of our liabilities in non-maturity or short-term deposit products than we have in floating rate assets. In a decreasing interest rate environment, net interest income would grow for a liability sensitive bank. In the down 200 basis point scenario, net interest income improves by not more than 8.2% for the one year period and by not more than 13.1% over the two year time horizon. In the up 200 basis point scenario, net interest income decreases by not less than 5.6% and by not less than 6.7% over the two year time horizon compared to the base case.

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

        The provision for loan losses was $2.5 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively. The allowance for loan losses at December 31, 2007 was $11.6 million compared to $9.6 million at December 31, 2006. Our allowance for loan loss ratio at December 31, 2007 was 1.12% compared to 1.14% at December 31, 2006. The decrease in the allowance for loan loss ratio is primarily reflective of an improvement in overall credit quality and our evaluation of our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserve. We continued to experience strong loan quality with annualized net charged-off loans of 0.06% to average loans receivable for the year ended December 31, 2007, and no non-performing loans at December 31, 2007.

        The provision for loan losses was $2.5 million for 2005. The growth in loans during 2005 was comprised primarily of increases in our construction, residential and commercial real estate loan portfolios, which require a higher allocation of the allowance than the remainder of the loan portfolio.

        See "Critical Accounting Policies" above for more information on our allowance for loan losses methodology.

        The following tables present additional information pertaining to the activity in and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Table 4.

Allowance for Loan Losses
Years Ended December 31, 2007, 2006, 2005, 2004, and 2003
(In thousands)

	2007	2006	2005	2004	2003
Beginning balance, January 1	$9,638	$8,301	$5,878	$4,344	$3,372
Provision for loan losses	2,548	1,232	2,456	1,626	1,001
Loans charged off:
Commercial and industrial	(449)	(42)	(120)	(100)	(74)
Consumer	(103)	(1)	(9)	(8)	(6)

Total loans charged off	(552)	(43)	(129)	(108)	(80)
Recoveries:
Commercial and industrial	7	148	82	14	43
Consumer	—	—	14	2	8

Total recoveries	7	148	96	16	51
Net (charge offs) recoveries	(545)	105	(33)	(92)	(29)

Ending balance, December 31,	$11,641	$9,638	$8,301	$5,878	$4,344

Loans:	2007	2006	2005	2004	2003

Balance at year end	$1,039,684	$845,449	$705,644	$489,896	$336,002
Allowance for loan losses to
loans receivable, net of fees	1.12%	1.14%	1.18%	1.20%	1.29%
Net charge-offs to average loans receivable	0.06%	0.00%	0.01%	0.02%	0.01%

Table 5.

Allocation of the Allowance for Loan Losses
At December 31, 2007, 2006, 2005, 2004, and 2003
(In thousands)

	2007		2006		2005
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,956	13.51%	$1,670	12.09%	$1,153	9.83%
Real estate—commercial	5,225	39.95	3,687	37.50	3,338	39.01
Real estate—construction	2,217	17.93	1,764	18.27	1,432	18.13
Real estate—residential	1,402	20.50	2,025	23.80	1,490	21.65
Home equity lines	772	7.81	384	7.75	721	10.63
Consumer	69	0.30	108	0.59	167	0.75

Total allowance for loan losses	$11,641	100.00%	$9,638	100.00%	$8,301	100.00%

	2004		2003
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$963	11.53%	$1,046	17.21%
Real estate—commercial	2,732	44.88	1,662	41.56
Real estate—construction	768	14.18	497	12.57
Real estate—residential	692	15.69	418	12.64
Home equity lines	612	12.32	486	12.84
Consumer	111	1.40	235	3.18

Total allowance for loan losses	$5,878	100.00%	$4,344	100.00%

*
Percentage of loan type to the total loan portfolio.

Non-Interest Income

        Non-interest income includes service charges on deposits and loans, gains on sales of loans held for sale, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Non-interest income for the years ended December 31, 2007 and 2006 was $19.5 million and $21.7 million, respectively. The decrease in non-interest income for the year ended December 31, 2007, compared to the same period of 2006, is primarily the result of decreased gains on sales of loans held for sale of $1.3 million and a decrease in management fee income of $1.1 million. The decrease in gains on sales of loans held for sale and management fee income is due to the slowdown in the regional housing market. Included in the net gains on sales of loans held for sale are any origination, underwriting, and discount points and other funding fees that were received and deferred at loan origination. Costs include direct costs associated with loan origination, such as commissions and salaries that are deferred at the time of origination. Management fees represent the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales.

        Service charges on deposit accounts increased $395,000 to $2.0 million for the year ended December 31, 2007, compared to $1.6 million for the year ended December 31, 2006. Deposit service charges increased primarily as a result of an increased number of transaction accounts in 2007 compared to 2006. Loan service charges decreased $675,000 to $1.5 million for the year ended December 31, 2007, compared to $2.2 million in 2006. Loan service charges decreased due to decreases in loan originations at George Mason during 2007, compared to originations during 2006 because of the aforementioned slowdown in the regional housing market. Investment fee income increased $957,000 to $4.3 million for the year ended December 31, 2007, compared to $3.3 million for the year ended December 31, 2006. The increase in investment fee income is primarily attributable to a full year of operations of the trust division in 2007 and higher monthly fee income. For the year ended December 31, 2007, the increase in the cash surrender value of our bank-owned life insurance was $1.7 million, an increase of $1.0 million when compared to the same period of 2006. This is primarily due to having our investment in bank-owned life insurance for a full twelve month period in 2007 compared to only five months of 2006.

        Included in other income for the year ended December 31, 2006 are gains related to the extinguishment of two borrowings totaling $769,000. There were no similar transactions for the year ended December 31, 2007.

        During the year ended December 31, 2006, we received a litigation settlement from a previously impaired investment of $855,000. For the year ended December 31, 2007, an additional amount of $83,000 was recovered for this same impaired investment.

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

        Service charges on deposit accounts increased $259,000 to $1.6 million for the year ended December 31, 2006, compared to $1.3 million for the year ended December 31, 2005. Deposit service charges increased primarily as a result of an increased number of transaction accounts in 2006 compared to 2005. Loan service charges decreased $524,000 to $2.2 million for the year ended December 31, 2006, compared to $2.7 million in 2005. Loan service charges decreased due to decreases in loan originations at George Mason during 2006, compared to originations during 2005 because of the aforementioned slowdown in the regional housing market. Investment fee income increased $1.9 million to $3.3 million for the year ended December 31, 2006, compared to $1.4 million for the year ended December 31, 2005. The increase in investment fee income is primarily attributable to the addition of the trust division in February 2006 and a full year of operations of Wilson/Bennett in 2006. Included in other income are gains related to the extinguishment of two borrowings totaling $769,000 for the year ended December 31, 2006 compared to $140,000 for the year ended December 31, 2005.

        During 2006, we received a litigation settlement from a previously impaired investment of $855,000. In addition, we invested $30.0 million in bank-owned life insurance during the third quarter of 2006. The increase in the cash surrender value of the insurance policy for the year ended December 31, 2006 was $646,000. There were no similar transactions for the year ended December 31, 2005.

        The following table provides additional detail on non-interest income for the years ended December 31, 2007, 2006, and 2005.

Table 6.

Non-Interest Income
Years Ended December 31, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005
Insufficient funds fee income	$704	$729	$637
Service charges on deposit accounts	312	207	167
Other fee income on deposit accounts	381	131	123
ATM transaction fees	579	463	356
Loan service charges	1,502	2,177	2,701
Investment fee income	813	1,341	1,417
Trust adminstration fee income	3,474	1,989	—
Increase in cash surrender value of bank-owned life insurance	1,670	646	—
Net gain on sales of loans	8,779	10,059	15,975
Management fee income	1,072	2,221	3,032
Net realized gain on investment securities available-for-sale	—	61	33
Net gain (loss) on sales of assets	(2)	15	(13)
Credit card fees	61	63	51
Litigation recovery on previously impaired investment	83	855	—
Gain on debt extinguishments	—	769	140
Other income	52	(42)	50

Total non-interest income	$19,480	$21,684	$24,669

Non-Interest Expense

        Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense was $51.9 million and $51.2 million for the years ended December 31, 2007 and 2006, respectively, an increase of $639,000, or 1.3%. The marginal increase in non-interest expense for the year ended December 31, 2007, compared to 2006, was primarily the result of the increase in our FDIC insurance assessment of $629,000 compared to 2006. Other expenses decreased or increased slightly as a result of expense control measures put in place at George Mason, offset by non-interest expense increases related to the Bank's branch expansion that has occurred over the past two years and our acquisition of the trust division in February 2006.

        In each of years ended December 31, 2007 and December 31, 2006, non-interest expense was impacted by one-time charges. For the year ended December 31, 2007, we recorded a loss of $3.5 million related to our escrow arrangement with Liberty Growth Fund, LP. For the year ended December 31, 2006, we recorded an impairment charge of $2.9 million related to Wilson/Bennett. See the "Financial Overview" section above for additional information on both of these transactions.

        Non-interest expense was $51.2 million and $44.7 million for the years ended December 31, 2006 and 2005, respectively, an increase in 2006 of $6.6 million, or 14.8%. The increase in non-interest expense for the year ended December 31, 2006, compared to 2005, was primarily the result of branch expansion in those past two years and our acquisition of the trust division in February 2006.

        The following table reflects the components of non-interest expense for the years ended December 31, 2007, 2006 and 2005.

Table 7.

Non-Interest Expense
Years Ended December 31, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005
Salary and benefits	$23,815	$24,616	$22,480
Occupancy	5,348	5,242	4,293
Professional fees	2,095	2,149	2,212
Depreciation	3,035	3,172	2,822
Amortization of intangibles	254	420	409
Loss related to escrow arrangement	3,500	—	—
Impairment of goodwill and intangible assets	—	2,927	—
Data processing	1,450	1,358	1,559
Stationary and supplies	1,091	1,374	1,551
Advertising and marketing	2,058	2,026	1,993
Telecommunications	1,182	1,247	1,189
Other taxes	1,701	1,572	1,422
Travel and entertainment	492	776	763
Bank operations	1,234	719	860
Premises and equipment	1,771	1,675	1,400
FDIC insurance assessments	768	139	121
Miscellaneous	2,090	1,833	1,579

Total non-interest expense	$51,884	$51,245	$44,653

Income Taxes

        We recorded a provision for income tax expense of $885,000 for the year ended December 31, 2007, a decrease of $2.3 million compared to 2006. Our effective tax rate for the years ended December 31, 2007 and 2006 was 16.5% and 30.0%, respectively. The decrease in our effective tax rate from 2006 to 2007 is primarily the result of our tax-exempt income from investments being a larger portion of our overall net income for the year ended December 31, 2007 compared to 2006.

        We recorded a provision for income tax expense of $5.2 million for the year ended December 31, 2005. Our effective tax rate for the year ended December 31, 2005 was 34.4%. The decrease in effective tax rates from 2005 to 2006 is primarily the result of our adding tax-exempt investments to our balance sheet during 2006.

        For more information, see "Critical Accounting Policies" above. In addition, note 10 to the notes to consolidated financial statements provides additional information with respect to the deferred tax accounts and the net operating loss carryforward.

Statements of Condition

Loans Receivable, Net

        Total loans receivable, net of deferred fees and costs, were $1.04 billion at December 31, 2007, an increase of $194.2 million, or 23%, compared to $845.4 million at December 31, 2006. We achieved growth in all our loan categories with the exception of our consumer loans. Consumer loans decreased $1.8 million to $3.1 million at December 31, 2007 from $4.9 million at December 31, 2006, primarily as a result of repayments during 2007 and decreased originations. Loans held for sale decreased $168.2 million to $170.5 million at December 31, 2007 compared to $338.7 million at December 31, 2006, a result of the slowdown in the regional housing market during 2007.

        Loans receivable accounted for on a non-accrual basis at December 31, 2007 and December 31, 2006 were $0 and $82,000, respectively. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments, at December 31, 2007 were $963,000, all of which are included in our loans held for sale portfolio and were determined to be well secured and in the process of collection. At December 31, 2006, there were no loans contractually past due 90 days or more as to principal or interest payments that were still accruing. There were no loans at December 31, 2007 and December 31, 2006 that were "troubled debt restructurings" as defined in SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

        Interest income on non-accrual loans, if recognized, is recorded using the cash basis method of accounting. When a loan is placed on non-accrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years. While on non-accrual, the collection of interest is recorded as interest income only after all past-due principal has been collected. When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status. Gross interest income that would have been recorded if the non-accrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2007 and 2006 was $5,000 and $15,000, respectively. The interest income realized prior to the loans being placed on non-accrual status for the year ended December 31, 2007 and 2006 was $38,000 and $9,000, respectively.

        Total loans receivable, net of deferred fees and costs, were $845.4 million at December 31, 2006, an increase of $139.8 million, or 19.8%, compared to $705.6 million at December 31, 2005. The strongest growth was in commercial and industrial loans, commercial real estate loans, residential real estate loans, and real estate construction loans.

        Loans receivable accounted for on a non-accrual basis at December 31, 2005 was $214,000. Accruing loans, which were contractually past due 90 days or more as to principal or interest payments at December 31, 2005 was $33,000. There were no loans at December 31, 2005, 2004 and 2003 that were "troubled debt restructurings" as defined in SFAS No. 15. Gross interest income that would have been recorded if the non-accrual loans had been current with their original terms and had been outstanding throughout the period, or since origination if held for part of the period for 2005 was $18,000. No interest income was realized prior to these loans being placed on non-accrual status for the year ended December 31, 2005.

        The ratio of non-performing loans to total loans was 0.00%, 0.01% and 0.03% at December 31, 2007, 2006 and 2005, respectively.

        The following tables present the composition of our loans receivable portfolio at the end of each of the five years ended December 31, 2007 and additional information on non-performing loans receivable.

Table 8.

Loans Receivable
At December 31, 2007, 2006, 2005, 2004, and 2003
(In thousands)

	2007		2006		2005
Commercial and industrial	$140,531	13.51%	$102,284	12.09%	$69,392	9.83%
Real estate—commercial	415,471	39.95	317,201	37.50	275,381	39.01
Real estate—construction	186,514	17.93	154,525	18.27	128,009	18.13
Real estate—residential	213,197	20.50	201,320	23.80	152,818	21.65
Home equity lines	81,247	7.81	65,557	7.75	75,048	10.63
Consumer	3,129	0.30	4,904	0.59	5,255	0.75

Gross loans	1,040,089	100.00%	845,791	100.00%	705,903	100.00%
Net deferred (fees) costs	(405)		(342)		(259)
Less: allowance for loan losses	(11,641)		(9,638)		(8,301)

Loans receivable, net	$1,028,043		$835,811		$697,343

	2004		2003
Commercial and industrial	$56,512	11.53%	$57,854	17.21%
Real estate—commercial	220,012	44.88	139,725	41.56
Real estate—construction	69,535	14.18	42,243	12.57
Real estate—residential	76,932	15.69	42,495	12.64
Home equity lines	60,408	12.32	43,176	12.84
Consumer	6,816	1.40	10,690	3.18

Gross loans	490,215	100.00%	336,183	100.00%
Net deferred (fees) costs	(319)		(181)
Less: allowance for loan losses	(5,878)		(4,344)

Loans receivable, net	$484,018		$331,658

Table 9.

Nonperforming Loans
At December 31, 2007, 2006, 2005, 2004, and 2003
(In thousands)

	2007	2006	2005	2004	2003
Nonaccruing loans	$—	$82	$214	$547	$390
Loans contractually past-due 90 days or more	963	—	33	—	4

Total nonperforming loans	$963	$82	$247	$547	$394

        The following table presents information on loan maturities and interest rate sensitivity.

Table 10.

Loan Maturities and Interest Rate Sensitivity
At December 31, 2007
(In thousands)

	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and industrial	$73,841	$32,866	$33,824	$140,531
Real estate—commercial	95,078	225,817	94,576	415,471
Real estate—construction	162,619	7,291	16,604	186,514
Real estate—residential	76,247	131,241	5,709	213,197
Home equity lines	80,150	1,097	—	81,247
Consumer	1,646	832	651	3,129

Total loans receivable	$489,581	$399,144	$151,364	$1,040,089

Fixed-rate loans		$164,276	$125,471	$289,747
Floating-rate loans		234,868	25,893	260,761

Total loans receivable		$399,144	$151,364	$550,508

*
Payments due by period are based on the repricing characteristics and not contractual maturities.

Investment Securities

        Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities were $364.9 million at December 31, 2007, an increase of $35.7 million or 10.8%, from $329.3 million in investment securities at December 31, 2006.

        Of the $364.9 million in the investment portfolio at December 31, 2007, $78.9 million were classified as held-to-maturity, and $286.0 million were classified as available-for-sale. At December 31, 2007, the weighted average yield on the available-for-sale investment portfolio was 5.14% and the weighted average yield on the held-to-maturity portfolio was 4.45%. Beginning in 2006 and continuing through 2007, we began purchasing bank-qualified tax-exempt municipal investment securities. At December 31, 2007 and 2006, the amortized cost of tax-exempt municipal securities was $33.7 million and $25.0 million, respectively.

        At December 31, 2007 and 2006, investment securities with unrealized losses are investment grade securities. Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated temporary losses are not a result of permanent credit impairment. Mortgage-backed investment securities, which are the primary component of the unrealized losses in the investment securities portfolio at those dates, are primarily comprised of securities issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA).

        Our investment portfolio consists primarily of securities backed or guaranteed by FNMA or FHLMC. For all non government or agency securities, we complete reviews for other than temporary impairment at least quarterly. As of December 31, 2007, our investment securities portfolio consists of all AAA rated securities. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. We expect to receive full payment of interest and principal on the securities in the investment portfolio. The various protective elements on our non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of our securities.

        Of the $33.7 million in our municipal securities portfolio, $31.2 million remain AAA rated while approximately $2.5 million were downgraded to single A status after December 31, 2007, due to the downgrades of the monoline insurance companies that insured those bonds. These bonds remain unlimited general obligations of the municipalities.

        Investment securities increased to $329.3 million at December 31, 2006, from $294.2 million at December 31, 2005. At December 31, 2006, $97.7 million were classified as held-to-maturity, and $231.6 million were classified as available-for-sale. The yield on the available-for-sale investment portfolio was 4.73%, and the yield on the held-to-maturity portfolio was 4.28% at December 31, 2006.

        The following table reflects the composition of the investment portfolio at December 31, 2007, 2006, and 2005.

Table 11.

Investment Securities
At December 31, 2007, 2006, and 2005
(In thousands)

Available-for-sale at December 31, 2007	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$44,160	$44,161	5.59%
Five to ten years	39,116	39,850	5.99

Total U.S. government-sponsored agencies	83,276	84,011	5.78

Mortgage-backed securities(1)
One to five years	3,552	3,526	4.25
Five to ten years	10,902	10,746	3.89
After ten years	154,435	153,912	5.13

Total mortgage-backed securities	168,889	168,184	5.03

Municipal securities(2)
After ten years	33,671	33,219	4.09

Total municipal securities	33,671	33,219	4.09

U.S. treasury securities
One to five years	592	584	4.09

Total U.S. treasury securities	592	584	4.09

Total investment securities available-for-sale	$286,428	$285,998	5.14%

Held-to-maturity at December 31, 2007	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$6,500	$6,468	3.63%
Five to ten years	11,011	10,998	4.52
After ten years	2,000	2,002	5.30

Total U.S. government-sponsored agencies	19,511	19,468	4.30

Mortgage-backed securities(1)
One to five years	379	383	4.71
Five to ten years	7,618	7,555	4.29
After ten years	43,436	43,133	4.52

Total mortgage-backed securities	51,433	51,071	4.49

Corporate bonds
After ten years	8,004	7,629	4.56

Total corporate bonds	8,004	7,629	4.56

Total investment securities held-to-maturity	78,948	78,168	4.45

Total investment securities	$365,376	$364,166	4.99%

Available-for-sale at December 31, 2006	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$51,973	$51,517	4.90%
Five to ten years	15,520	15,480	5.72

Total U.S. government-sponsored agencies	67,493	66,997	5.09

Mortgage-backed securities(1)
One to five years	4,406	4,312	4.18
Five to ten years	10,599	10,291	3.76
After ten years	127,197	124,511	4.76

Total mortgage-backed securities	142,202	139,114	4.67

Municipal securities(2)
After ten years	25,047	25,031	4.10

Total municipal securities	25,047	25,031	4.10

U.S. treasury securities
One to five years	489	489	5.14

Total U.S. treasury securities	489	489	5.14

Total investment securities available-for-sale	$235,231	$231,631	4.73%

Held-to-maturity at December 31, 2006	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$8,967	$8,734	3.50%
Five to ten years	13,018	12,777	4.44
After ten years	2,000	1,971	5.30

Total U.S. government-sponsored agencies	23,985	23,482	4.16

Mortgage-backed securities(1)
Five to ten years	6,702	6,544	4.21
After ten years	58,974	57,560	4.35

Total mortgage-backed securities	65,676	64,104	4.34

Corporate bonds
After ten years	8,004	7,864	4.21

Total corporate bonds	8,004	7,864	4.21

Total investment securities held-to-maturity	97,665	95,450	4.28

Total investment securities	$332,896	$327,081	4.60%

Available-for-sale at December 31, 2005	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$43,784	$43,264	4.79%
Five to ten years	15,175	15,147	5.42

Total U.S. government-sponsored agencies	58,959	58,411	4.88

Mortgage-backed securities(1)
One to five years	5,441	5,269	4.02
Five to ten years	8,980	8,678	3.88
After ten years	108,309	104,613	4.21

Total mortgage-backed securities	122,730	118,560	4.17

U.S. treasury securities
One to five years	2,015	1,984	2.63

Total U.S. treasury securities	2,015	1,984	2.63

Total investment securities available-for-sale	$183,704	$178,955	4.38%

Held-to-maturity at December 31, 2005	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$9,500	$9,172	3.52%
Five to ten years	13,020	12,698	4.37
After ten years	3,000	2,936	4.22

Total U.S. government-sponsored agencies	25,520	24,806	4.03

Mortgage-backed securities(1)
Five to ten years	7,662	7,470	4.21
After ten years	74,082	71,937	4.24

Total mortgage-backed securities	81,744	79,407	4.23

Corporate bonds
After ten years	8,005	7,812	4.21

Total corporate bonds	8,005	7,812	4.21

Total investment securities held-to-maturity	115,269	112,025	4.19

Total investment securities	$298,973	$290,980	4.31%

(1)
Based on contractual maturities.

(2)
Yields for our tax-exempt municipal securities are not reported on a tax-equivalent basis.

Deposits and Other Borrowed Funds

        Total deposits were $1.10 billion at December 31, 2007, a decrease of $122.0 million, or 10.0%, from $1.22 billion at December 31, 2006. The decrease in our total deposit balances is primarily a result of losing high cost deposit balances of certain customers who were looking for increased yields on their funds. We chose during the third and fourth quarters of 2007 not to set premium tier pricing for our deposit products as part of our interest rate risk management strategy. At December 31, 2007, we had $10.0 million of brokered certificates of deposit, compared to $5.0 million at December 31, 2006.

        Other borrowed funds, which primarily include fed funds purchased, repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, were $400.1 million at December 31, 2007, an increase of $205.4 million, from $194.6 million at December 31, 2006. The primary reason for the increase in other borrowed funds at December 31, 2007 was an increase in funding from advances from the Federal Home Loan Bank of Atlanta. Advances from the Federal Home Loan Bank of Atlanta were $233.5 million at December 31, 2007, compared to $122.7 million at December 31, 2006. Advances taken during 2007 were utilized primarily to leverage some of our larger commercial real estate fundings and to assist in financing the George Mason inventory of loans held for sale.

        Other borrowed funds at each of December 31, 2007 and 2006, included $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities. This debt had an interest rate of 7.39% and 7.76% at December 31, 2007 and 2006, respectively. In accordance with FIN No. 46, Consolidation of Variable Interest Entities, Cardinal Statutory Trust I is an unconsolidated entity as we are not the primary beneficiary of the trust.

        At December 31, 2007, other borrowed funds also included $68.0 million in fed funds purchased, $66.8 million in customer repurchase agreements and $11.2 million borrowed under the Federal Reserve Treasury, Tax & Loan note option.

        The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2007.

Table 12.

Short-Term Borrowings and Other Borrowed Funds
At December 31, 2007
(In thousands)

Short-term FHLB advances:
Advance Date	Term of Advance	Maturity or Call Date	Interest Rate	Amount Outstanding
Apr-05	3 years	Apr-08	4.31%	$5,000
Apr-05	3 years	Apr-08	4.08	5,000
Jun-07	1 year	Jun-08	4.40	2,000
Jul-03	5 years	Jul-08	2.29	1,458

Total short-term FHLB advances and weighted average rate			4.02%	$13,458

Other short-term borrowed funds:
TT&L note option			4.30%	$11,175
Customer repurchase agreements			2.99	66,808
Federal Funds Purchased			4.13	68,000

Total other short-term borrowed funds and weighted average rate			3.62%	$145,983

Other borrowed funds:
Trust preferred			7.39%	$20,619
FHLB advances—long term			4.21	220,000

Other borrowed funds and weighted average rate			4.48%	$240,619

Total other borrowed funds and weighted average rate			4.15%	$400,060

        Total deposits at December 31, 2006 were $1.22 billion compared to $1.07 billion at December 31, 2005, an increase of $149.0 million, or 13.9%. This growth is primarily attributable to the opening of two branch offices during 2006 and our promotional efforts. At December 31, 2006, we had $5.0 million of brokered certificates of deposit, compared to $9.8 million at December 31, 2005. Other borrowed funds increased $39.2 million to $194.6 million at December 31, 2006, from $155.4 million at December 31, 2005. The primary reason for the increase in other borrowed funds at December 31, 2006 was an increase in funding from advances from the Federal Home Loan Bank of Atlanta which were used to primarily leverage certain of our larger commercial real estate deals and to assist in the financing of George Mason's inventory of loans held for sale.

        The following table reflects the maturities of the certificates of deposit of $100,000 or more as of December 31, 2007, 2006, and 2005.

Table 13.

Certificates of Deposit of $100,000 or More
At December 31, 2007, 2006, and 2005
(In thousands)

	2007
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$113,430	$11,140	$124,570
Over three months through six months	27,587	7,033	34,620
Over six months through twelve months	12,120	13,248	25,368
Over twelve months	22,314	731	23,045

	$175,451	$32,152	$207,603

	2006
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$116,204	$23,220	$139,424
Over three months through six months	24,608	10,974	35,582
Over six months through twelve months	22,601	20,869	43,470
Over twelve months	43,530	774	44,304

	$206,943	$55,837	$262,780

	2005
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$15,025	$3,530	$18,555
Over three months through six months	21,637	34,937	56,574
Over six months through twelve months	56,231	59,536	115,767
Over twelve months	58,390	34,341	92,731

	$151,283	$132,344	$283,627

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

        Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at December 31, 2007, 2006, and 2005 follows.

Table 14.

Segment Reporting
December 31, 2007, 2006, and 2005
(In thousands)

At and for the Year Ended December 31, 2007:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$38,707	$3,005	$—	$(1,393)	$—	$40,319
Provision for loan losses	2,548	—	—	—	—	2,548
Non-interest income	4,032	11,112	4,287	49	—	19,480
Non-interest expense	30,316	11,587	7,096	2,885	—	51,884
Provision for income taxes	2,470	907	(979)	(1,513)	—	885

Net income (loss)	$7,405	$1,623	$(1,830)	$(2,716)	$—	$4,482

Total Assets	$1,663,834	$184,602	$3,893	$176,366	$(338,664)	$1,690,031

At and for the Year Ended December 31, 2006:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$38,091	$4,344	$—	$(1,081)	$—	$41,354
Provision for loan losses	1,232	—	—	—	—	1,232
Non-interest income	4,415	13,892	3,330	47	—	21,684
Non-interest expense	27,127	15,241	6,591	2,286	—	51,245
Provision for income taxes	4,571	1,060	(1,307)	(1,151)	—	3,173

Net income (loss)	$9,576	$1,935	$(1,954)	$(2,169)	$—	$7,388

Total Assets	$1,572,051	$360,470	$5,500	$163,879	$(463,471)	$1,638,429

At and for the Year Ended December 31, 2005:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$32,171	$6,203	$—	$(891)	$—	$37,483
Provision for loan losses	2,456	—	—	—	—	2,456
Non-interest income	1,964	21,255	1,367	83	—	24,669
Non-interest expense	23,802	17,332	1,422	2,097	—	44,653
Provision for income taxes	2,764	3,413	(56)	(954)	—	5,167

Net income (loss)	$5,113	$6,713	$1	$(1,951)	$—	$9,876

Total Assets	$1,387,504	$376,618	$6,882	$160,856	$(479,573)	$1,452,287

        During the third quarter of 2007, we recorded a loss of $3.5 million pretax ($2.3 million after tax) from our escrow arrangement with Liberty Growth Fund, LP. This loss was recorded in our wealth management and trust services segment.

        During the third quarter of 2006, we recorded a non-cash impairment loss of $2.9 million pretax ($1.9 million after tax) in our wealth management and trust services segment.

Capital Resources

        Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

        Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of a financial institution. The guidelines define capital as both Tier 1 (which includes common shareholders' equity, defined to include certain debt obligations) and Tier 2 (to include certain other debt obligations and a portion of the allowance for loan losses and 45% of unrealized gains in equity securities).

        Shareholders' equity at December 31, 2007 was $159.5 million, an increase of $3.6 million, compared to $155.9 million at December 31, 2006. The increase in shareholders' equity was primarily attributable to net income of $4.5 million for the year ended December 31, 2007 and increases in other comprehensive income of $1.8 million for the year ended December 31, 2007. These increases were offset by repurchases of our common stock totaling $2.7 million for the year. Total shareholders' equity to total assets at December 31, 2007 and 2006 was 9.4% and 9.5%, respectively. Book value per share at December 31, 2007 and 2006 was $6.59 and $6.37, respectively. Total risk-based capital to risk-weighted assets was 12.98% at December 31, 2007 compared to 14.06% at December 31, 2006. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2007, as we were at December 31, 2006.

        Shareholders' equity at December 31, 2006 was $155.9 million, an increase of $8.0 million, compared to $147.9 million at December 31, 2005. The increase in shareholders' equity was primarily attributable to recorded net income of $7.4 million for the year ended December 31, 2006. Total shareholders' equity to total assets at December 31, 2006 and 2005 was 9.5% and 10.2%, respectively. Book value per share at December 31, 2006 and 2005 was $6.37 and $6.07, respectively. Total risk-based capital to risk-weighted assets was 14.06% at December 31, 2006 compared to 15.65% at December 31, 2005. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2006, as we were at December 31, 2005.

        As noted above, regulatory capital levels for the bank and bank holding company meet those established for well-capitalized institutions. While we are currently considered well-capitalized, we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

        The following table shows the minimum capital requirements and our capital position at December 31, 2007, 2006, and 2005, for the Company and for the Bank.

Table 15.

Capital Components
At December 31, 2007, 2006, and 2005
(In thousands)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
Cardinal Financial Corporation (Consolidated):	Amount	Ratio	Amount		Ratio	Amount		Ratio

At December 31, 2007
Total risk-based capital/ Total capital to risk-weighted assets	$174,523	12.98%	$107,569	≥	8.00%	$134,461	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	162,691	12.10	53,785	≥	4.00	80,677	≥	6.00
Tier I capital/ Total capital to average assets	162,691	10.26	63,456	≥	4.00	79,320	≥	5.00
At December 31, 2006
Total risk-based capital/ Total capital to risk-weighted assets	$170,457	14.06%	$97,010	≥	8.00%	$121,263	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	160,656	13.25	48,505	≥	4.00	72,758	≥	6.00
Tier I capital/ Total capital to average assets	160,656	10.68	60,180	≥	4.00	75,225	≥	5.00
At December 31, 2005
Total risk-based capital/ Total capital to risk-weighted assets	$159,155	15.65%	$81,334	≥	8.00%	$101,668	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	150,742	14.83	40,667	≥	4.00	61,001	≥	6.00
Tier I capital/ Total capital to average assets	150,742	10.71	56,308	≥	4.00	70,386	≥	5.00

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio

At December 31, 2007
Total risk-based capital/ Total capital to risk-weighted assets	$159,745	11.91%	$107,308	≥	8.00%	$134,135	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	147,913	11.03	53,654	≥	4.00	80,481	≥	6.00
Tier I capital/ Total capital to average assets	147,913	9.34	63,331	≥	4.00	79,163	≥	5.00
At December 31, 2006
Total risk-based capital/ Total capital to risk-weighted assets	$141,885	11.73%	$96,742	≥	8.00%	$120,927	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	132,084	10.92	48,371	≥	4.00	72,556	≥	6.00
Tier I capital/ Total capital to average assets	132,084	8.80	60,038	≥	4.00	75,048	≥	5.00
At December 31, 2005
Total risk-based capital/ Total capital to risk-weighted assets	$129,042	12.73%	$81,097	≥	8.00%	$101,372	≥	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	120,628	11.90	40,549	≥	4.00	60,823	≥	6.00
Tier I capital/ Total capital to average assets	120,628	8.61	56,014	≥	4.00	70,018	≥	5.00

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

        Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $308.4 million at December 31, 2007, or 18.3% of total assets. We held investments that are classified as held-to-maturity in the amount of $78.9 million at December 31, 2007. To maintain ready access to the Bank's secured lines of credit, the Bank has pledged roughly a third of its securities to the Federal Home Loan Bank of Atlanta with additional securities pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at December 31, 2007 was approximately $122.7 million. Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $39.7 million at December 31, 2007. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

        We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us. The required payments under such obligations excluding interest were as follows:

Table 16.

Contractual Obligations
At December 31, 2007
(In thousands)

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$443,213	$387,921	$52,167	$3,125	$—
Brokered certificates of deposit	9,957	4,999	4,958	—	—
Advances from the Federal Home Loan Bank of Atlanta	233,458	13,458	—	90,000	130,000
Trust preferred securities	20,619	—	—	—	20,619
Operating lease obligations	17,139	4,845	3,240	5,345	3,709

Total	$724,386	$411,223	$60,365	$98,470	$154,328

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

        The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

        We have derivative counter-party risk which may arise from the possible inability of George Mason's third-party investors to meet the terms of their forward sales contracts. George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. We do not expect any third-party investor to fail to meet its obligation.

        George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor. The reserve as of December 31, 2007 and 2006 was $23,000 and $57,000, respectively. In addition, as of December 31, 2007, George Mason has established a reserve of $100,000 for possible repurchases of loans previously sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable. During 2007, George Mason either repurchased from or settled with investors on seven such loans. Our total expense associated with these loans was $347,000. No such reserve existed at December 31, 2006.

        George Mason, as part of the service it provides to its managed companies, purchases the loans managed companies originate at the time of origination. These loans are then sold by George Mason to investors. George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable, the managed company be responsible for buying back the loan. In the event that the managed company's financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors. As of December 31, 2007, we do not believe we were obligated to fund any repurchased loans that were originated by a managed company.

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2007 and 2006, is as follows:

	2007	2006
	(In thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$359,321	$372,154
Standby letters of credit	10,166	8,097

        Commitments to extend credit of $29.5 million as of December 31, 2007 were related to George Mason's pipeline and were of a short term nature.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

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

Quarterly Data

        The following table provides quarterly data for the years ended December 31, 2007 and 2006. Quarterly per share results may not calculate to the year-end per share results due to rounding.

        During the third quarter of 2007, we recorded a loss of $3.5 million pretax and $2.3 million after tax from our escrow arrangement with Liberty Growth Fund, LP. This loss was recorded in our wealth management and trust services segment.

        During the third quarter of 2006, we recorded a non-cash impairment loss totaling $2.9 million pretax and $1.9 million after tax in our wealth management and trust services segment.

Table 17.

Quarterly Data
Years ended December 31, 2007 and 2006
(In thousands, except per share data)

	2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$24,105	$25,545	$25,048	$23,945
Interest expense	14,187	15,212	14,816	14,109

Net interest income	9,918	10,333	10,232	9,836
Provision for loan losses	(878)	(915)	(475)	(280)

Net interest income after provision for loan losses	9,040	9,418	9,757	9,556
Non-interest income	4,119	4,743	5,309	5,309
Non-interest expense	11,743	15,469	12,308	12,364

Net income before income taxes	1,416	(1,308)	2,758	2,501
Provision expense (benefit) for income taxes	34	(702)	816	737

Net income (loss)	$1,382	$(606)	$1,942	$1,764

Less nonrecurring items, after tax
Loss related to escrow arrangement	—	2,293	—	—
Legal expenses related to escrow arrangement	129	229	—	—

Net income without recurring items	$1,511	$1,916	$1,942	$1,764

Earnings (loss) per share—basic	$0.06	$(0.02)	$0.08	$0.07

Earnings (loss) per share—diluted	$0.06	$(0.02)	$0.08	$0.07

Less nonrecurring items, after tax
Loss related to escrow arrangement	—	0.09	—	—
Legal expenses related to escrow arrangement	—	0.01	—	—

Earnings per share—basic, without recurring items	$0.06	$0.08	$0.08	$0.07

Earnings per share—diluted, without recurring items	$0.06	$0.08	$0.08	$0.07

	2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$23,125	$22,866	$21,700	$19,710
Interest expense	13,297	12,446	10,989	9,315

Net interest income	9,828	10,420	10,711	10,395
Provision for loan losses	(362)	(230)	(390)	(250)

Net interest income after provision for loan losses	9,466	10,190	10,321	10,145
Non-interest income	6,020	4,961	5,539	5,164
Non-interest expense	12,320	15,045	12,448	11,432

Net income before income taxes	3,166	106	3,412	3,877
Provision expense (benefit) for income taxes	965	(149)	1,048	1,309

Net income	$2,201	$255	$2,364	$2,568

Less nonrecurring items, after tax
Impairment of goodwill	—	624	—	—
Impairment of customer relationships intangible	—	946	—	—
Impairment of employment/non-compete agreement	—	333	—	—

Net income without recurring items	$2,201	$2,158	$2,364	$2,568

Earnings per share—basic	$0.09	$0.01	$0.10	$0.11

Earnings per share—diluted	$0.09	$0.01	$0.09	$0.10

Less nonrecurring items, after tax
Impairment of goodwill	—	0.03	—	—
Impairment of customer relationships intangible	—	0.04	—	—
Impairment of employment/non-compete agreement	—	0.01	—	—

Earnings per share—basic, without recurring items	$0.09	$0.09	$0.10	$0.11

Earnings per share—diluted, without recurring items	$0.09	$0.09	$0.09	$0.10

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our Asset/Liability Committee is responsible for reviewing our liquidity requirements and maximizing our net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Interest rate risk arises because the assets of the Bank and the liabilities of the Bank have different maturities and characteristics. In order to measure this interest rate risk, we use a simulation process that measures the impact of changing interest rates on net interest income. This model is run for the Bank by an independent consulting firm. The simulations incorporate assumptions related to expected activity in the balance sheet. For maturing assets, assumptions are developed for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts as well as certificates of deposit. Based on inputs that include the most recent period end balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that interest rates remain unchanged. This becomes the base case. Next, the model determines the impact on net interest income given specified changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 200 basis points and up 200 basis points. In the ramped down rate change, the model moves rates gradually down 200 basis points over the first year and then rates remain flat in the second year. For the up 200 basis point scenario, rates are gradually increased by 200 basis points in the first year and remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

        At December 31, 2007, we were liability sensitive for the entire two year simulation period. Liability sensitive means that we have more liabilities repricing than assets. We have more of our liabilities in non-maturity or short-term deposit products than we have in floating rate assets. In a decreasing interest rate environment, net interest income would grow for a liability sensitive bank. In the down 200 basis point scenario, net interest income improves by not more than 8.2% for the one year period and by not more than 13.1% over the two year time horizon. In the up 200 basis point scenario, net interest income decreases by not less than 5.6% and by not less than 6.7% over the two year time horizon compared to the base case.

        See also "Interest Rate Sensitivity" in Item 7 above for a discussion of our interest rate risk.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cardinal Financial Corporation:

        We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

McLean, Virginia
March 17, 2008

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2007 and 2006

(In thousands, except share data)

2007	2006
Assets
Cash and due from banks	$20,622	$24,585
Federal funds sold	1,799	11,491

Total cash and cash equivalents	22,421	36,076
Investment securities available-for-sale	285,998	231,631
Investment securities held-to-maturity (market value of $78,168 and $95,450 at December 31, 2007 and December 31, 2006, respectively)	78,948	97,665

Total investment securities	364,946	329,296
Other investments	14,188	9,158
Loans held for sale	170,487	338,731
Loans receivable, net of deferred fees and costs	1,039,684	845,449
Allowance for loan losses	(11,641)	(9,638)

Loans receivable, net	1,028,043	835,811
Premises and equipment, net	18,463	20,039
Deferred tax asset	6,638	6,415
Goodwill and intangibles, net	17,239	17,493
Bank-owned life insurance	32,316	30,646
Accrued interest receivable and other assets	15,290	14,764

Total assets	$1,690,031	$1,638,429

Liabilities and Shareholders' Equity
Non-interest bearing deposits	$123,994	$123,301
Interest bearing deposits	972,931	1,095,581

Total deposits	1,096,925	1,218,882
Other borrowed funds	400,060	194,631
Mortgage funding checks	9,403	46,159
Escrow liabilities	1,016	3,229
Accrued interest payable and other liabilities	23,164	19,655

Total liabilities	1,530,568	1,482,556
Common stock, $1 par value	2007	2006
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	24,201,561	24,459,155	24,202	24,459
Additional paid-in capital	131,516	132,985
Retained earnings	4,213	705
Accumulated other comprehensive loss, net	(468)	(2,276)

Total shareholders' equity	159,463	155,873

Total liabilities and shareholders' equity	$1,690,031	$1,638,429

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2007, 2006, and 2005

(In thousands, except per share data)

	2007	2006	2005
Interest income:
Loans receivable	$63,392	$51,872	$35,450
Loans held for sale	16,686	19,288	19,379
Federal funds sold	1,303	1,206	1,175
Investment securities available-for-sale	12,905	10,306	6,195
Investment securities held-to-maturity	3,722	4,351	4,914
Other investments	635	378	261

Total interest income	98,643	87,401	67,374
Interest expense:
Deposits	45,697	39,091	24,899
Other borrowed funds	12,627	6,956	4,992

Total interest expense	58,324	46,047	29,891

Net interest income	40,319	41,354	37,483
Provision for loan losses	2,548	1,232	2,456

Net interest income after provision for loan losses	37,771	40,122	35,027
Non-interest income:
Service charges on deposit accounts	1,988	1,593	1,334
Loan service charges	1,502	2,177	2,701
Investment fee income	4,287	3,330	1,417
Net gain on sales of loans	8,779	10,059	15,975
Net realized gain on investment securities available-for-sale	—	61	33
Management fee income	1,072	2,221	3,032
Increase in cash surrender value of bank-owned life insurance	1,670	646	—
Litigation recovery on previously impaired investment	83	855	—
Other income	99	742	177

Total non-interest income	19,480	21,684	24,669
Non-interest expense:
Salary and benefits	23,815	24,616	22,480
Occupancy	5,348	5,242	4,293
Professional fees	2,095	2,149	2,212
Depreciation	3,035	3,172	2,822
Data processing	1,450	1,358	1,559
Telecommunications	1,182	1,247	1,189
Loss related to escrow arrangement	3,500	—	—
Amortization of intangibles	254	420	409
Impairment of goowill and intangible assets	—	2,927	—
Other operating expenses	11,205	10,114	9,689

Total non-interest expense	51,884	51,245	44,653

Net income before income taxes	5,367	10,561	15,043
Provision for income taxes	885	3,173	5,167

Net income	$4,482	$7,388	$9,876

Earnings per common share—basic	$0.18	$0.30	$0.45

Earnings per common share—diluted	$0.18	$0.30	$0.44

Weighted-average common shares outstanding—basic	24,606	24,424	22,113

Weighted-average common shares outstanding—diluted	25,012	24,987	22,454

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Net income	$4,482	$7,388	$9,876
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the year, net of tax expense of $1,107 in 2007 and $390 in 2006 and net of tax benefit of $1,023 in 2005	2,084	741	(1,974)
Less: reclassification adjustment for gains included in net income net of tax expense of $21 in 2006, and $11 in 2005	—	(40)	(22)

	2,084	701	(1,996)

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $123 in 2007, net of tax expense of $105 in 2006 and net of tax benefit of $149 in 2005	(276)	348	(288)

Comprehensive income	$6,290	$8,437	$7,592

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2007, 2006, and 2005

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2004	18,463	$18,463	$92,868	$(15,145)	$(1,081)	$95,105
Stock options exercised	114	114	683	—	—	797
Public offering shares issued	5,175	5,175	34,592	—	—	39,767
Shares issued in acquisition	611	611	4,251	—	—	4,862
Dividends on common stock of $0.01 per share	—	—	(244)	—	—	(244)
Change in accumulated other comprehensive loss	—	—	—	—	(2,284)	(2,284)
Net income	—	—	—	9,876	—	9,876

Balance, December 31, 2005	24,363	24,363	132,150	(5,269)	(3,365)	147,879
Cumulative effect at January 1, 2006, of change in method of quantifying errors	—	—	25	(438)	—	(413)
Stock options exercised	96	96	813	—	—	909
Payment of deferred compensation shares	—	—	(3)	—	—	(3)
Dividends on common stock of $0.04 per share	—	—	—	(976)	—	(976)
Change in accumulated other comprehensive loss	—	—	—	—	1,089	1,089
Net income	—	—	—	7,388	—	7,388

Balance, December 31, 2006	24,459	24,459	132,985	705	(2,276)	155,873
Stock options exercised	21	21	91	—	—	112
Stock compensation expense, net of tax benefits	—	—	882	—	—	882
Payment of deferred compensation shares	—	—	4	—	—	4
Purchase and retirement of common stock	(278)	(278)	(2,446)	—	—	(2,724)
Dividends on common stock of $0.04 per share	—	—	—	(974)	—	(974)
Change in accumulated other comprehensive loss	—	—	—	—	1,808	1,808
Net income	—	—	—	4,482	—	4,482

Balance, December 31, 2007	24,202	$24,202	$131,516	$4,213	$(468)	$159,463

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$4,482	$7,388	$9,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,035	3,172	2,822
Amortization of premiums, discounts and intangibles	533	1,073	1,757
Impairment of goodwill and intangible assets	—	2,927	—
Provision for loan losses	2,548	1,232	2,456
Loans held for sale originated	(2,180,476)	(2,982,830)	(4,520,954)
Proceeds from the sale of loans held for sale	2,357,499	3,015,826	4,540,715
Gain on sales of loans held for sale	(8,779)	(10,059)	(15,975)
Proceeds from sale, maturity and call of investment securities trading	10,099	—	—
Purchase of investment securities trading	(10,109)	—	—
Loss on sale of investments securities trading	10	—	—
Gain on sale of investment securities available-for-sale	—	(61)	(33)
(Gain) loss on sale of other assets	2	(15)	13
Stock compensation expense, net of tax benefits	338	394	—
Provision for deferred income taxes	223	2,016	(1,235)
Increase in cash surrender value of bank-owned life insurance	(1,670)	(646)	—
Increase in accrued interest receivable and other assets	(2,286)	(6,490)	(2,418)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	(3,903)	(7,760)	12,743

Net cash provided by operating activities	171,546	26,167	29,767

Cash flows from investing activities:
Net purchases of premises and equipment	(1,461)	(4,957)	(5,514)
Proceeds from sale, maturity and call of investment securities available-for-sale	146,147	12,000	6,000
Proceeds from sale, maturity and call of mortgage-backed securities available-for-sale	—	9,701	4,896
Proceeds from maturity and call of investment securities held-to-maturity	4,467	1,533	—
Proceeds from sale of other investments	3,666	4,005	8,626
Purchase of investment securities available-for-sale	(164,880)	(51,772)	(50,776)
Purchase of mortgage-backed securities available-for-sale	(50,286)	(54,250)	(12,715)
Purchase of other investments	(8,696)	(6,071)	(7,608)
Purchase of bank-owned life insurance	—	(30,000)	—
Redemptions of investment securities available-for-sale	23,450	24,787	29,721
Redemptions of investment securities held-to-maturity	14,018	15,709	21,975
Net cash paid in acquisition	—	(339)	(1,379)
Net increase in loans receivable, net of deferred fees and costs	(194,780)	(139,700)	(215,128)

Net cash used in investing activities	(228,355)	(219,354)	(221,902)

Cash flows from financing activities:
Net increase (decrease) in deposits	(121,957)	149,010	245,662
Net increase (decrease) in other borrowed funds—short term	85,679	15,960	(57,164)
Net decrease in warehouse financing	—	—	(30,245)
Net increase (decrease) in mortgage funding checks	(36,756)	4,524	(4,757)
Proceeds from FHLB advances—long term	155,000	65,000	25,000
Repayments of FHLB advances—long term	(35,250)	(41,750)	(13,500)
Proceeds from public offering	—	—	39,767
Stock options exercised	112	819	693
Purchase and retirement of common stock	(2,724)	—	—
Deferred compensation payments	4	(3)	—
Excess tax benefit from stock option exercises	20	90	104
Dividends on common stock	(974)	(976)	(244)

Net cash provided by financing activities	43,154	192,674	205,316

Net (decrease) increase in cash and cash equivalents	(13,655)	(513)	13,181
Cash and cash equivalents at beginning of year	36,076	36,589	23,408

Cash and cash equivalents at end of year	$22,421	$36,076	$36,589

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$57,743	$45,973	$30,096
Cash paid for income taxes	3,925	4,976	3,456
Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$6,183	$460	$8,175

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization

        Cardinal Financial Corporation (the "Company") is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the "Bank"), a state-chartered institution and its subsidiary, George Mason Mortgage, LLC ("George Mason"), a mortgage banking company based in Fairfax, Virginia. On June 9, 2005, the Company acquired Wilson/Bennett Capital Management, Inc. ("Wilson/Bennett"), an asset management firm. The Company also owns Cardinal Wealth Services, Inc. ("CWS"), an investment services subsidiary. On February 9, 2006, the Bank acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc.

(2) Summary of Significant Accounting Policies

  (a)
  Use of Estimates

        U.S. generally accepted accounting principles are complex and require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the Company's financial statements relate to accounting for business combinations and impairment testing of goodwill, the allowance for loan losses, derivative instruments and hedging activities, accounting for impairment of intangible assets, and the valuation of the deferred tax assets. Actual results could differ from those estimates.

  (b)
  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  (c)
  Accounting for Business Combinations

        The acquisitions of Wilson/Bennett and Trust Services were accounted for as purchases as required by Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The purchase method requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recorded as goodwill.

  (d)
  Cash and Cash Equivalents

        For the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks and federal funds sold.

  (e)
  Investment Securities

        The Company classifies its investment securities in one of three categories: available-for-sale, held-to-maturity or held for trading. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. Held for trading securities are those securities for which the Company has purchased and holds for the purpose of selling in the near future. All other securities are classified as available-for-sale.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Held-to-maturity securities are carried at amortized cost. Available-for-sale and held for trading securities are carried at estimated fair value. Unrealized gains and losses, net of applicable tax, on available-for-sale securities are reported in other comprehensive income (loss). Unrealized market value adjustments, fees and realized gains and losses, on held for trading securities are reported in non-interest income. At December 31, 2007 and 2006, the Company did not have any investment securities classified as held for trading.

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

        George Mason has established a reserve for possible repurchases of loans previously sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable. During 2007, George Mason either repurchased from or settled with investors on seven such loans. The total expense associated with these loans was $347,000. As of December 31, 2007, the Company has also recorded a reserve of $100,000 for other loans which investors have notified the Company that documentation may not be accurate or complete. No such reserve existed at December 31, 2006.

        George Mason, as part of the service it provides to its managed companies, purchases the loans managed companies originate at the time of origination. These loans are then sold by George Mason to investors. George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

loan application or for which appraisals have not been acceptable, the managed company be responsible for buying back the loan. In the event that the managed company's financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors. As of December 31, 2007, the Company does not believe they were obligated to fund any repurchased loans that were originated by a managed company.

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

        Loans are generally placed into non-accrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in non-accrual status until the loan is current as to payment of both principal and interest or past-due less than 90 days and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company's policy not to record interest income on non-accrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Chief Credit Officer determines that the loans are well secured and are in the process of collection.

        The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. An impaired loan is measured at the present value of its expected future cash flows discounted at the loan's coupon rate, or at the loan's observable market price or fair value of the collateral if the loan is collateral dependent.

        The allowance for loan losses is increased by provisions for loan losses and recoveries of previously charged-off loans, and decreased by loan charge-offs.

        The Company maintains the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in our loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters, may impact the assessment of possible credit losses. As a part of its analysis, the Company uses comparative peer group data and qualitative factors, such as levels of and trends in delinquencies and non-accrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support estimates.

        For purposes of this analysis, the Company categorizes loans into one of five categories: commercial and industrial, commercial real estate (including construction), home equity lines of credit,

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

residential mortgages, and consumer loans. In the absence of meaningful historical loss factors, peer group loss factors are applied and are adjusted by the qualitative factors mentioned above. The indicated loss factors resulting from this analysis are applied to each of the five categories of loans. In addition, the Company individually assigns loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. Since the Company has limited historical data on which to base loss factors for classified loans, the Company generally applies, in accordance with regulatory guidelines, a 5% loss factor to all loans classified as special mention, a 15% loss factor to all loans classified as substandard and a 50% loss factor to all loans classified as doubtful. Loans classified as loss loans are fully reserved or charged off. In certain instances, the Company evaluates the impairment of certain loans on a loan by loan basis. For these loans, the Company analyzes the fair value of the collateral underlying the loan and considers estimated costs to sell the collateral on a discounted basis. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) the Company recognizes an impairment and establishes a specific reserve for the impaired loan.

        In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2007 and 2006 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

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

        The Company performs an annual impairment evaluation of the goodwill associated with the George Mason, Wilson/Bennett, and Trust Services reporting units in the quarter the purchase occurred, or more frequently as circumstances warrant. Note 22 discusses the impairment charges taken during the year ended December 31, 2006. No impairment was indicated in 2007 or 2005. The Company also has amortizable intangible assets. These intangible assets are being amortized on a straight-line basis over their estimated useful lives from three to ten years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  (j)
  Bank-Owned Life Insurance

        Bank-owned life insurance is a bank-eligible asset designed to recover the costs of providing pre- and post-retirement benefits and to finance general employee benefit expenses. Under the insurance policy, executives or other key individuals are the insureds and the Company is the owner and beneficiary of the policy. As such, the insured has no claim to the insurance policy, the policy's cash value, or a portion of the policy's death proceeds. The Company accounts for its bank-owned life insurance under Financial Accounting Standards Board ("FASB") Technical Bulletin 85-4, Accounting for Financial Purchases of Life Insurance. The cash surrender value of the policy is recorded in other assets. The increase in the cash surrender value over time is recorded as other non-interest income.

  (k)
  Gain on Sale of Loans

        Gains or losses on the sale of loans are recognized at the date of settlement and are based on the difference between the selling price and the carrying amounts of the loans sold, which include deferred fees and direct origination costs.

  (l)
  Management Fee Income

        Management fee income represents income earned for the management and operational support provided by George Mason to other mortgage banking companies (the "managed companies") owned by local homebuilders. The relationship of George Mason to these managed companies is solely as service provider and there is no fiduciary relationship. Fees earned by George Mason are accrued based on contractual arrangements with each of the managed companies and are generally determined as a percentage of the managed company's net income before income taxes.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

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

        The Company adopted the provisions of FASB Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes, on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2007, the Company had no unrecognized tax benefits. The Company also had no interest expense and/or tax penalties during the year to date December 31, 2007. If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

  (o)
  Earnings Per Common Share

        Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the periods, including shares which will be issued to settle liabilities of the deferred compensation plans. Diluted earnings per share reflects the impact of dilutive potential common shares that would have been outstanding if common stock equivalents had been issued, as well as any adjustment to income that would result from the assumed issuance. Common stock equivalents that may be issued by the Company relate primarily to outstanding stock options, and the dilutive potential common shares resulting from outstanding stock options are determined using the treasury stock method. Common stock equivalents for diluted earnings per share purposes also includes common shares which may be issued, but are not required to be issued, to settle the Company's obligations under its deferred compensation plans.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

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

        To mitigate the effect of interest rate risk inherent in providing rate lock commitments, the Company economically hedges its commitments by entering into best efforts forward delivery loan sales contracts. During the rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges under SFAS No. 133, as amended. The fair values of loan commitments and the fair values of forward sales contracts generally move in opposite directions, and the net impact of the changes in these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and the Company records a loan held for sale and continues to be obligated under the same forward loan sales contract. Loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Prior to October 1, 2005, the changes in value of the forward loan sales contracts from the date the loan closed to the date it was sold to an investor were marked to market through earnings. On October 1, 2005, the Company began designating its forward sale contracts as hedges to mitigate the variability in cash flow to be received from the sale of mortgage loans.

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

  (q)
  Stock-Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment. This statement requires that companies recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. The statement also requires stock awards to be classified as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. All of the Company's stock options are classified as equity awards.

        The Company has adopted SFAS No. 123R using the modified prospective application method, which requires, among other things, recognition of compensation costs for all awards outstanding since January 1, 2006 for which the requisite service had not been rendered. The Company awards stock options with a graded-vesting period and as such has elected to recognize compensation costs over the requisite service period for the entire award. Total compensation cost charged against income as a

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

result of the adoption of SFAS No. 123R for the years ended December 31, 2007 and 2006 was $338,000 and $395,000, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $118,000 and $138,000 for the years ended December 31, 2007 and 2006, respectively.

        Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. Under this method, compensation expense was recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant. There was no compensation expense related to stock-based compensation in 2005.

        At December 31, 2007, the Company had two stock-based employee compensation plans, which are described more fully in Note 17.

        Stock options are granted with an exercise price equal to the common stock's fair market value at the date of grant. Director stock options have ten year terms and vest and become fully exercisable at the grant date. Certain employee stock options have ten year terms and vest and become fully exercisable after three years. Other employee stock options have ten year terms and vest and become fully exercisable in 20% increments beginning as of the grant date. In addition, the Company has granted stock options to employees of the Company that have ten year terms and vest and become fully exercisable in 20% increments beginning after their first year of service. During 2005, certain stock options granted to employees had ten year terms and vested and became fully exercisable immediately.

        The following table illustrates the effect on net income and earnings per share of common stock as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for 2005:

2005
(In thousands, except per share data)
Net income available to common shareholders as reported	$9,876
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of related tax	(4,066)

Pro forma net income	$5,810

Earnings per common share:
Basic—as reported	$0.45

Basic—pro forma	0.26

Diluted—as reported	0.44

Diluted—pro forma	0.26

        Total pro forma stock-based employee compensation expense for 2005 reflects the immediate vesting attributes of the stock options that were granted during 2005.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The weighted average per share fair values of stock option grants made in 2007, 2006, and 2005 were $4.68, $5.76, and $4.73, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2007	2006	2005
Estimated option life	6.5 years	6.5 years	5.75 years
Risk free interest rate	4.81 - 4.14%	5.03 - 4.44%	4.30%
Expected volatility	42.10%	43.20%	43.10%
Expected dividend yield	0.40%	0.40%	0.00%

        Expected volatility is based upon the average annual historical volatility of the Company's common stock. The estimated option life is derived from the "simplified method" formula as described in Staff Accounting Bulletin No. 107. The risk free interest rate is based upon the five-year U.S. Treasury note rate in effect at the time of grant. The expected dividend yield is based upon implied and historical dividend declarations.

        On October 19, 2005, the Company's board of directors authorized that any outstanding, unvested options with no intrinsic value (i.e., their per share exercise price is greater than the market price) on or before December 31, 2005 be amended to become fully vested. This modification resulted in the immediate vesting of 54,000 stock options that were held by employees of the Company. The options that vested had exercise prices ranging from $9.58 to $11.15. On October 19, 2005, the market value of the Company's common stock was $9.81. This modification did not result in the recognition of expense in 2005 because the options had no intrinsic value at the grant date or on the date of modification. Vesting of these options was accelerated to eliminate the need to recognize the remaining fair value compensation expense associated with these options following the adoption of SFAS No. 123R. The amount of compensation expense related to these options that would have been recognized in the financial statements after the Company's implementation of SFAS No. 123R, assuming no forfeitures, was $127,000.

  (r)
  Reclassifications

        Certain amounts for 2006 and 2005 were reclassified to conform to the presentation for 2007. At December 31, 2006, the Company had a liability of $524,000 related to stock-based compensation. This liability was reclassified to additional paid-in capital during 2007.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments

        The fair value and amortized cost of investment securities at December 31, 2007 and 2006 are shown below.

	2007
	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(In thousands)
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$83,276	$753	$(18)	$84,011
Mortgage-backed securities	168,889	891	(1,596)	168,184
Municipal securities	33,671	67	(519)	33,219
U.S. treasury securities	592	—	(8)	584

Total	$286,428	$1,711	$(2,141)	$285,998

Investment Securities Held-to-Maturity
U.S. government-sponsored agencies	$19,511	$14	$(57)	$19,468
Mortgage-backed securities	51,433	93	(455)	51,071
Corporate bonds	8,004	—	(375)	7,629

Total	$78,948	$107	$(887)	$78,168

	2006
	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(In thousands)
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$67,493	$—	$(496)	$66,997
Mortgage-backed securities	142,202	152	(3,240)	139,114
Municipal securities	25,047	122	(138)	25,031
U.S. treasury securities	489	—	—	489

Total	$235,231	$274	$(3,874)	$231,631

Investment Securities Held-to-Maturity
U.S. government-sponsored agencies	$23,985	$—	$(503)	$23,482
Mortgage-backed securities	65,676	17	(1,589)	64,104
Corporate bonds	8,004	10	(150)	7,864

Total	$97,665	$27	$(2,242)	$95,450

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

        The fair value and amortized cost of investment securities by contractual maturity at December 31, 2007 are shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized cost	Fair Value	Amortized cost	Fair Value
	(In thousands)
After 1 year but within 5 years	$44,752	$44,745	$6,500	$6,468
After 5 years but within 10 years	39,116	39,850	11,011	10,998
After 10 years	33,671	33,219	10,004	9,631
Mortgage-backed securities	168,889	168,184	51,433	51,071

Total	$286,428	$285,998	$78,948	$78,168

        For the years ended December 31, 2007, 2006, and 2005, proceeds from sales of investment securities available-for-sale amounted to $0, $9.8 million, and $4.9 million, respectively. Gross realized gains in 2007, 2006, and 2005, amounted to $0, $61,000, and $33,000, respectively. There were no realized losses in 2007, 2006, and 2005.

        The table below shows the Company's investment securities' gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
	(In thousands)
Investment Securities Available-for-Sale
U.S. government—sponsored agencies	$—	$—	$2,982	$(18)	$2,982	$(18)
Mortgage-backed securities	13,318	(36)	70,660	(1,560)	83,978	(1,596)
Municipal securities	12,200	(270)	13,990	(249)	26,190	(519)
U.S. treasury securities	584	(8)	—	—	584	(8)

Total temporarily impaired securities	$26,102	$(314)	$87,632	$(1,827)	$113,734	$(2,141)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
	(In thousands)
Investment Securities Held-to-Maturity
U.S. government—sponsored agencies	$988	$(12)	$9,955	$(45)	$10,943	$(57)
Mortgage-backed securities	1,288	(3)	33,482	(452)	34,770	(455)
Corporate bonds	1,915	(85)	5,710	(290)	7,625	(375)

Total temporarily impaired securities	$4,191	$(100)	$49,147	$(787)	$53,338	$(887)

        Our investment portfolio consists primarily of securities backed or guaranteed by the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC). For all non government or agency securities, we complete reviews for other than temporary impairment at least quarterly. As of December 31, 2007, our investment securities portfolio consists of all AAA

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

rated securities. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. We expect to receive full payment of interest and principal on the securities in the investment portfolio. The various protective elements on our non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of our securities.

        Of the $33.7 million in our municipal securities portfolio, $31.2 million remain AAA rated while approximately $2.5 million were downgraded to single A status after December 31, 2007, due to the downgrades of the monoline insurance companies that insured those bonds. These bonds remain unlimited general obligations of the municipalities.

        Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated temporary losses are not a result of permanent credit impairment. Mortgage-backed investment securities, which are the primary component of the unrealized losses in the investment securities portfolio, are primarily comprised of bonds issued by FNMA, FHLMC and the Government National Mortgage Association (GNMA). The Company has the ability and intent to hold these investment securities until their values recover or until maturity.

        Investment securities that were pledged to secure borrowed funds and other balances as required at December 31, 2007 and 2006 had carrying values of $225.4 million and $191.7 million, respectively.

	2007	2006
	(In thousands)
FHLB advances	$80,596	$102,731
Repurchase agreements	85,242	55,645
Debtor in possession, public deposits, trust division deposits and interest rate swap	7,143	3,491
FRB discount window and TT&L note option	52,468	29,853

	$225,449	$191,720

        Other investments at December 31, 2007 include $13.4 million of Federal Home Loan Bank stock and $63,000 of Community Bankers' Bank stock. At December 31, 2006, other investments included $8.4 million of Federal Home Loan Bank stock, and $63,000 of Community Bankers' Bank stock. As a member of the Federal Home Loan Bank of Atlanta ("FHLB"), the Company's banking subsidiary is required to hold stock in this entity. Stock membership in Community Bankers' Bank allows the Company to participate in loan purchases and sales. In addition, included in other investments at December 31, 2007 and 2006 is the Company's $619,000 investment in Cardinal Statutory Trust I. At December 31, 2007 the Company had an equity investment in a local bank holding company of $50,000. These investments are carried at cost since no active trading markets exist.

        There were no held for trading securities for each of December 31, 2007 and 2006. The net loss on the sales of held for trading securities for the year ended December 31, 2007 was $10,000. There were no such net gains or losses for the years ended December 31, 2006 and 2005.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Loans Receivable

        The loan portfolio at December 31, 2007 and 2006 consists of the following:

	2007	2006
	(In thousands)
Commercial and industrial	$140,531	$102,284
Real estate—commercial	415,471	317,201
Real estate—construction	186,514	154,525
Real estate—residential	213,197	201,320
Home equity lines	81,247	65,557
Consumer	3,129	4,904

	1,040,089	845,791
Net deferred fees	(405)	(342)

Loans receivable, net of fees	1,039,684	845,449
Allowance for loan losses	(11,641)	(9,638)

Loans receivable, net	$1,028,043	$835,811

        Substantially all of the Company's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. As a matter of regulatory restriction, the Company's banking subsidiary limits the amount of credit extended to any single borrower or group of related borrowers. Loans in process at December 31, 2007 and 2006 were $354,000 and $210,000, respectively.

        An analysis of the change in the allowance for loan losses follows:

	2007	2006	2005
	(In thousands)
Balance, beginning of year	$9,638	$8,301	$5,878
Provision for loan losses	2,548	1,232	2,456
Loans charged-off	(552)	(43)	(129)
Recoveries	7	148	96

Balance, end of year	$11,641	$9,638	$8,301

        At December 31, 2007, the Company had no impaired loans and at December 31, 2006, had impaired loans of $82,000, which were on non-accrual status. At December 31, 2006, the impaired loans had a valuation allowance of $11,000. At December 31, 2007, the Company had accruing loans past due 90 days or more of $963,000, all of which are included in the loans held for sale portfolio and were determined to be well-secured and in the process of collection. At December 31, 2006, there were no loans contractually past due 90 days or more as to principal or interest payments that were still accruing. The average balance of impaired loans was $132,000, $293,000, and $329,000 for 2007, 2006, and 2005, respectively. Interest income that would have been recorded had these loans been performing for the years ended December 31, 2007, 2006, and 2005 would have been $5,000, $15,000, and $18,000, respectively. The interest income realized prior to these loans being placed on non-accrual status for December 31, 2007 and 2006 was $38,000 and $9,000, respectively. No interest income was realized prior to loans being placed on non-accrual status in 2005.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Loans Receivable (Continued)

        Loans totaling $475.6 million serve as collateral for Federal Home Loan Bank advances at December 31, 2007.

(5) Loans Held for Sale

        The loans held for sale portfolio at December 31, 2007 and 2006, consisted of the following:

	2007	2006
	(In thousands)
Residential	$119,708	$294,115
Construction-to-permanent	50,321	44,145

	170,029	338,260
Net deferred costs	458	471

Loans held for sale, net	$170,487	$338,731

        Loans that are classified as construction-to-permanent are those loans that provide variable and fixed rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market.

(6) Premises and Equipment

        Components of premises and equipment at December 31, 2007 and 2006 were as follows:

	2007	2006
	(In thousands)
Land	$4,350	$4,350
Buildings	6,667	6,667
Furniture and equipment	14,823	14,484
Leasehold improvements	6,531	5,784

Total cost	32,371	31,285
Less accumulated depreciation and amortization	13,908	11,246

Premises and equipment, net	$18,463	$20,039

        Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $3.0 million, $3.2 million, and $2.8 million, respectively.

        The Company has entered into operating leases for office space over various terms. The leases generally have options to renew and are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Premises and Equipment (Continued)

        Minimum future rental payments under the noncancelable operating leases, as of December 31, 2007 were as follows:

Year ending December 31,	Amount
(In thousands)
2008	$4,845
2009	3,240
2010	2,448
2011	1,584
2012	1,313
Thereafter	3,709

$17,139

        The total rent expense was $5.3 million, $5.2 million, and $4.5 million in 2007, 2006, and 2005, respectively and is recorded in occupancy expense in the consolidated statements of income.

        The Company subleases excess office space to third parties. Future minimum lease payments to be received under noncancellable subleasing arrangements as of December 31, 2007 were as follows:

Year ending December 31,	Amount
(In thousands)
2008	$285
2009	176
2010	182
2011	187
2012	110
Thereafter	168

$1,108

        The total rent income was $409,000, $412,000, and $602,000 in 2007, 2006, and 2005, respectively and is recorded as a reduction of occupancy expense in the consolidated statements of income.

(7) Deposits

        Deposits consist of the following at December 31, 2007 and 2006:

	2007	2006
	(In thousands)
Non-interest-bearing demand deposits	$123,994	$123,301
Interest-bearing deposits:
Interest checking	124,405	137,092
Money market and statement savings	395,356	395,652
Certificates of deposit	453,170	562,837

Total interest-bearing deposits	972,931	1,095,581

Total deposits	$1,096,925	$1,218,882

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Deposits (Continued)

        Interest expense by deposit categories is as follows:

	2007	2006	2005
	(In thousands)
Interest checking	$3,691	$3,796	$1,366
Money market and statement savings	17,791	10,153	4,503
Certificates of deposit	24,215	25,142	19,030

Total interest expense	$45,697	$39,091	$24,899

        The aggregate amount of time deposits, each with a minimum denomination of $100,000 was $207.6 million and $262.8 million at December 31, 2007 and 2006, respectively.

        Brokered certificates of deposits at December 31, 2007 and 2006 were $10.0 million and $5.0 million, respectively.

        At December 31, 2007, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
2008	$392,920
2009	33,556
2010	8,289
2011	15,391
2012	3,014

$453,170

(8) Other Borrowed Funds

        At December 31, 2007 and 2006, other borrowed funds consisted of the following:

	2007	2006
	(In thousands)
Fixed rate FHLB advances	$221,458	$106,708
Variable rate FHLB advances	12,000	16,000
Federal funds purchased	68,000	—
Repurchase agreements	66,808	46,323
Payable to Statutory Trust I	20,619	20,619
Treasury, Tax & Loan note option	11,175	4,981

	$400,060	$194,631

        The Company had fixed rate advances from the FHLB of $221.5 million at December 31, 2007. These advances mature through 2017 and have interest rates ranging from 2.29% to 5.00%. Certain fixed rate FHLB advances have call options through 2010. The Company also has two variable rate FHLB advances totaling $12.0 million at December 31, 2007. The first variable rate advance is $2.0 million and matures in 2008, but can be paid off at any time by the Company. The interest rate the Company pays on this advance is tied to the federal funds purchased rate and reprices daily. The interest rate for this advance at December 31, 2007 was 4.40%. The second variable rate advance is $10.0 million and matures in 2016 and has call options beginning in 2008. The variable rate is based on the three month LIBOR (London Interbank Offered Rate) less 50 basis points for the first two years of the advance and then the interest rate is fixed at 4.00% if the advance is not called. The interest rate on this advance was 4.38% at December 31, 2007.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Other Borrowed Funds (Continued)

        At December 31, 2006, the Company had $106.7 million in fixed rate advances from the FHLB with maturities through 2016 and interest rates ranging from 2.29% to 4.55%. The Company had two variable rate FHLB advances totaling $16.0 million at December 31, 2006.

        The contractual maturities of the fixed and variable rate advances at December 31, 2007 and 2006 were as follows:

	2007
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
	(In thousands)
Daily Rate Credit (variable rate advance)	4.40%	12 months	2008	$2,000
Fixed Rate Credit	4.08% - 4.31%	36 months	2008	10,000
Principal Reducing Credit	2.29%	60 months	2008	1,458
Convertible	4.24% - 4.52%	60 months	2011	15,000
Convertible	3.64% - 5.00%	60 months	2012	75,000
Flipper Advance (variable rate advance)	4.38%	120 months	2016	10,000
Convertible	3.93% - 4.55%	120 months	2016	40,000
Convertible	3.10% - 4.85%	120 months	2017	80,000

Total FHLB Advances	4.20%			$233,458

	2006
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
	(In thousands)
Daily Rate Credit (variable rate advance)	5.50%	12 months	2007	$6,000
Expandable	4.12%	24 months	2007	10,000
Fixed Rate Credit	2.63% - 3.59%	36 - 48 months	2007	17,750
Fixed Rate Credit	4.08% - 4.31%	36 months	2008	10,000
Principal Reducing Credit	2.29%	60 months	2008	3,958
Convertible	3.50%	60 months	2009	10,000
Convertible	4.24% - 4.52%	60 months	2011	15,000
Flipper Advance (variable rate advance)	4.86%	120 months	2016	10,000
Convertible	3.93% - 4.55%	120 months	2016	40,000

Total FHLB Advances	4.08%			$122,708

        The average balances of FHLB advances for the years ended December 31, 2007 and 2006 were $171.0 million and $80.5 million, respectively. The maximum amount outstanding at any month-end during the years ended December 31, 2007 and 2006 was $234.2 million and $122.7 million, respectively. Total interest expense on FHLB advances for the years ended December 31, 2007, 2006, and 2005 was $7.2 million, $2.8 million, and $2.9 million, respectively.

        For the year ended December 31, 2007 there were no extinguishments of FHLB advances. During 2006, the Company extinguished two FHLB advances totaling $20.0 million. The gain on the extinguishment of these advances for the year ended December 31, 2006 was $769,000 and was recorded in other non-interest income in the consolidated statements of income. During 2005, the Company extinguished one FHLB advance totaling $5.0 million. The gain on the 2005 extinguishment was $140,000.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Other Borrowed Funds (Continued)

        Securities sold under agreements to repurchase generally mature within one to four days and are reflected in the consolidated statements of financial condition at the amount of cash received. At December 31, 2007 and 2006 the Company had repurchase agreements of $66.8 million and $46.3 million, respectively. The weighted-average interest rate of these repurchase agreements was 2.99% and 2.14% at December 31, 2007 and 2006, respectively. The average balances of the repurchase agreements during 2007 and 2006 were $57.7 million and $40.7 million, respectively, and the maximum amount outstanding at any month-end during 2007 and 2006 was $77.1 million and $52.7 million, respectively. Interest expense on repurchase agreements for 2007, 2006, and 2005 was $1.7 million, $870,000, and $429,000, respectively.

        At December 31, 2007, the Company had federal funds purchased of $68.0 million. The Company had no outstanding federal funds purchased at December 31, 2006. However, the Company did have federal funds purchased outstanding at certain times during 2006. Interest expense on federal funds purchased in 2007, 2006, and 2005 was $1.0 million, $229,000, and $216,000, respectively. The Company had no outstanding short-term dealer repurchase agreements at December 31, 2007 and at December 31, 2006. However, the Company did have short-term dealer repurchase agreements outstanding at other times during those years. Interest expense on short-term dealer repurchase agreements in 2007 and 2006 was $822,000 and $711,000, respectively.

        The Company has a Treasury, Tax, & Loan ("TT&L") note option with the Federal Reserve. At December 31, 2007 and 2006, the outstanding balance in the TT&L note option was $11.2 million and $5.0 million, respectively. Interest expense related to the TT&L note option in 2007, 2006, and 2005 was $206,000, $142,000, and $91,000, respectively. The Company has a line of credit at the Federal Reserve discount window in the amount of $39.7 million at December 31, 2007, which was not utilized as of that date. There was no interest expense related to the discount window in 2007, 2006 or 2005.

        In July 2004, the Company formed a new wholly-owned subsidiary, Cardinal Statutory Trust I (the "Trust"), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. At December 31, 2007, the interest rate on trust preferred securities was 7.39%. These securities are redeemable at par beginning September 2009. Under certain qualifying events, these securities are redeemable at a premium through March 2008 and at par thereafter. The Company has guaranteed payment of these securities. The $20.6 million payable by the Company to the Trust is included in other borrowed funds. The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity under FASB Interpretation No. 46R Consolidation of Variable Interest Entities. The additional $619,000 that is payable by the Company to the Trust represents the Company's capital investment in the Trust. The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank. Interest expense on the trust preferred securities in 2007, 2006, and 2005 was $1.6 million, $1.6 million, and $1.2 million, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Other Borrowed Funds (Continued)

        The scheduled maturities of other borrowed funds at December 31, 2007 were as follows:

	2008	2009	2010	2011	2012 and thereafter
	(In thousands)
FHLB advances	$13,458	$—	$—	$15,000	$205,000
Federal funds purchased	68,000	—	—	—	—
Repurchase agreements	66,808	—	—	—	—
Payable to Statutory Trust I	—	—	—	—	20,619
TT&L note option	11,175	—	—	—	—

	$159,441	$—	$—	$15,000	$225,619

(9) Warehouse Financing for Loans Held for Sale

        George Mason and the Bank had a $150 million floating rate revolving credit and security agreement with a third party which was cancelled during the fourth quarter of 2007. The Company determined that as a result of the limited use of this credit facility and the available liquidity at the Bank, this credit facility was no longer needed. The purpose of this credit facility was to fund residential mortgage loans at George Mason prior to their sale into the secondary market. The credit facility required, among other things, that George Mason and the Bank have positive quarterly net income and maintain specified minimum tangible and regulatory net worth requirements. The Company had guaranteed repayment of this debt. The interest rate on this credit facility was LIBOR plus between 1.50% and 1.875%. At December 31, 2006, no amounts were drawn on this credit facility.

        The same lender had also provided a $100 million facility that was utilized by George Mason to fund residential mortgage loans held for sale to this lender. The terms of this facility were substantially the same as the above-referenced revolving credit and security agreement and the cost of this facility was netted against interest earned on the loans pending settlement with the lender. Loans under this credit facility were considered sold when financed. Again, during the fourth quarter of 2007, the Company cancelled this line of credit as a result of the limited use of this facility and the available liquidity at the Bank. At December 31, 2006, no amounts were drawn on this facility.

        Interest expense related to George Mason's warehouse financing was none, $164,000, and $109,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

(10) Income Taxes

        The Company and its subsidiaries file consolidated federal tax returns on a calendar-year basis. The Company recorded income tax expense of $885,000, $3.2 million, and $5.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

        The provision for income tax expense is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes as follows:

	2007	2006	2005
	(In thousands)
Income tax at federal corporate rate	$1,852	$3,591	$5,115
Change in valuation allowance	302	195	100
Change in the carrying rate of deferred tax assets and liabilities	15	(67)	—
Expected state tax benefit of losses of nonbank entities	(302)	(195)	(100)
State tax expense, net of federal tax benefit	37	73	—
Nontaxable income	(976)	(402)	—
Nondeductible expenses	17	26	15
Other	(60)	(48)	37

	$885	$3,173	$5,167

        The components of income tax expense are as follows:

	2007	2006	2005
	(In thousands)
Included in net income
Current
Federal	$2,030	$5,550	$5,178
State	62	116	—

Total current	2,092	5,666	5,178

Deferred
Federal	(1,201)	(2,487)	(11)
State	(6)	(6)	—

Total deferred	(1,207)	(2,493)	(11)

Total included in net income	$885	$3,173	$5,167

Included in shareholders' equity:
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on investment securities available for sale	$1,107	$390	$(1,023)
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(123)	105	(149)

Total included in shareholders' equity	$984	$495	$(1,172)

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$4,178	$3,364
Net operating loss carryforwards	1,332	1,030
Unrealized losses on investment securities available-for-sale	150	1,257
Unrealized losses on derivative instruments designated as cash flow hedges	165	42
Deferred compensation	1,959	1,553
Goodwill and intangibles, net	(103)	311
Other	773	396

Total gross deferred tax assets	8,454	7,953
Less valuation allowance	(1,332)	(1,030)

Net deferred tax assets	7,122	6,923

Deferred tax liabilities:
Prepaid expenses	(134)	—
Depreciation	306	(45)
Loan origination costs	(656)	(463)

Total gross deferred tax liabilities	(484)	(508)

Net deferred tax asset	$6,638	$6,415

        Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance. Valuation allowances of $1.3 million and $1.0 million at December 31, 2007 and 2006, respectively, have been established for deferred tax assets. This valuation allowance relates primarily to the state portion of the net operating losses of the parent company, CWS and Wilson/Bennett as realization is dependent upon generating future taxable income within those entities. Management believes that future operations of the Company will generate sufficient taxable income to realize the net deferred tax assets at December 31, 2007 and 2006.

        The Company adopted the provisions of FASB Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes, on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        As of December 31, 2007, the Company had no unrecognized tax benefits. The Company also had no interest expense and/or tax penalties during the year to date December 31, 2007. If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Derivative Instruments and Hedging Activities

        The Company is a party to forward loan sales contracts, which are utilized to mitigate exposure to fluctuations in interest rates related to closed loans which are held for sale.

        At December 31, 2007 and 2006, accumulated other comprehensive income included an after tax unrealized gain (loss) of ($276,000) and $348,000, respectively, related to forward loan sale contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at December 31, 2007 which is related to the Company's cash flow hedges will be recognized in earnings during the first quarter of 2008. At December 31, 2007, the Company recognized income of $8,000 and at December 31, 2006 recorded a charge to earnings of $1,000 due to hedge ineffectiveness.

        At December 31, 2007, the Company had $29.5 million in loan commitments and associated forward sales and had $123.9 million in forward loan sales associated with $124.9 million of loans held for sale contracts. At December 31, 2007, the derivative asset was $1.5 million and the derivative liability was $1.9 million.

        At December 31, 2006, the Company had $81.6 million in loan commitments and associated forward sales and had $301.9 million in forward loan sales associated with $301.9 million of loans held for sale contracts. At December 31, 2006, the derivative asset was $2.8 million and the derivative liability was $1.6 million.

(12) Regulatory Matters

        The Bank, as a state-chartered bank, is subject to the dividend restrictions established by the State Corporation Commission of the Commonwealth of Virginia. Under such restrictions, the Bank may not, without the prior approval of the Bank's primary regulator, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 2007, there were approximately $29.2 million of accumulated earnings at the Bank which could be paid as dividends to the Company.

        The Bank is required to maintain a minimum non-interest earning average reserve balance with the Federal Reserve Bank. The average amount of the required reserve was $100,000 for 2007.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires banking regulators to stratify banks into five quality tiers based upon their relative capital strengths and increase the regulation of the weaker institutions. The key measures of capital are: (1) total capital (Tier I capital plus the allowance for loan losses up to certain limitations) as a percent of total risk-weighted assets, (2) Tier I capital (as defined) as a percent of total risk-weighted assets (as defined), and (3) Tier I capital (as defined) as a percent of total average assets (as defined).

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Regulatory Matters (Continued)

        The regulatory capital of the Company at December 31, 2007 and 2006 is as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
At December 31, 2007	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(In thousands)
Total capital to risk weighted assets	$174,523	12.98%	$107,569	≥	8.00%	$134,461	≥	10.00%
Tier I capital to risk weighted assets	162,691	12.10	53,785	≥	4.00	80,677	≥	6.00
Tier I capital to average assets	162,691	10.26	63,456	≥	4.00	79,320	≥	5.00
At December 31, 2006
Total capital to risk weighted assets	$170,457	14.06%	$97,010	≥	8.00%	$121,263	≥	10.00%
Tier I capital to risk weighted assets	160,656	13.25	48,505	≥	4.00	72,758	≥	6.00
Tier I capital to average assets	160,656	10.68	60,180	≥	4.00	75,225	≥	5.00

        The regulatory capital of the Bank at December 31, 2007 and 2006 is as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
At December 31, 2007	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(In thousands)
Total capital to risk-weighted assets	$159,745	11.91%	$107,308	≥	8.00%	$134,135	≥	10.00%
Tier I capital to risk-weighted assets	147,913	11.03	53,654	≥	4.00	80,481	≥	6.00
Tier I capital to average assets	147,913	9.34	63,331	≥	4.00	79,163	≥	5.00
At December 31, 2006
Total capital to risk-weighted assets	$141,885	11.73%	$96,742	≥	8.00%	$120,927	≥	10.00%
Tier I capital to risk-weighted assets	132,084	10.92	48,371	≥	4.00	72,556	≥	6.00
Tier I capital to average assets	132,084	8.80	60,038	≥	4.00	75,048	≥	5.00

        At December 31, 2007 and 2006, the Company and the Bank met all regulatory capital requirements and are considered "well-capitalized" from a regulatory perspective.

        George Mason is also required to maintain defined capital levels under Department of Housing and Urban Development guidelines. At December 31, 2007 and 2006, George Mason maintained capital in excess of these required guidelines.

(13) Related-Party Transactions

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Related-Party Transactions (Continued)

        Analysis of activity for loans to related parties follows:

	2007	2006
	(In thousands)
Balance, beginning of year	$40,482	$34,998
New loans	9,354	11,844
Loans paid off or paid down	(10,699)	(6,360)

Balance, end of year	$39,137	$40,482

        George Mason leases its headquarters office space from a director of the Company who is the manager and a 3.1% owner of the limited liability company that owns the building in which the space is leased. The lease was renewed during the second quarter of 2007 and will terminate on June 30, 2010 without any option to extend. The rent that George Mason pays for the use of this space ranges from $737,000 to $982,000 per year during the term of the lease. Rent payments totaled $792,000 in 2007 and $1.2 million in 2006.

(14) Earnings Per Common Share

        The following is the calculation of basic and diluted earnings per common share.

	2007	2006	2005
	(In thousands, except per share data)
Net income	$4,482	$7,388	$9,876
Weighted average shares for basic	24,606	24,424	22,113
Weighted average shares for diluted	25,012	24,987	22,454
Basic earnings per common share	$0.18	$0.30	$0.45

Diluted earnings per common share	$0.18	$0.30	$0.44

        Basic earnings per share is impacted by the number of shares required to be issued under the Company's various deferred compensation plans and diluted earnings per share is impacted by those common shares which may be, but are not required to be, issued under these plans.

        The following shows the composition of basic outstanding shares for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(in thousands)
Weighted average shares outstanding—basic	24,333	24,391	22,104
Weighted average shares attributable to deferred compensation plans	273	33	9

Total weighted average shares—basic	24,606	24,424	22,113

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Earnings Per Common Share (Continued)

        The following shows the composition of diluted outstanding shares for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(in thousands)
Weighted average shares outstanding—basic	24,606	24,424	22,113
Incremental weighted average shares attributable to deferred compensation plans	164	183	68
Weighted average shares attributable to vested stock options	242	380	273

Total weighted average shares—diluted	25,012	24,987	22,454

        Employees who participate in the Company's deferred compensation plans can allocate their contributions to various investment options, including a Company Common Stock investment option. The incremental weighted average shares attributable to the deferred compensation plans included in diluted outstanding shares assumes the participants opt to invest all of their contributions into the Company's Common Stock investment option.

        Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 51,346 at December 31, 2007 and 22,998 at December 31, 2005. There were no outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation at December 31, 2006. These stock options have exercise prices that were greater than the average market price of the Company's common stock for the year. In addition, for December 31, 2007 and 2006, there are no incremental shares related to stock options as calculated under SFAS No. 123R because the addition of these shares to the diluted weighted average share calculation would be antidilutive.

(15) 401(k) Plan

        Employees who work twenty (20) hours or more a week and have been employed by the Company for a month can elect to participate in and make contributions into a 401(k) Plan. The Company contributes $0.50 for $1.00 of employee contributions up to a maximum of 3% of the employee's compensation. Expense related to the Company's match in 2007, 2006, and 2005 was $567,000, $546,000, and $521,000, respectively. Employees are immediately vested in the Company's matching contribution.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Deferred Compensation Plans

        The Company has deferred compensation plans for its directors and certain employees. Under the directors' plan, a director may elect to defer all or a portion of any director-related fees including fees for serving on board committees. Under the employees' plan, certain employees may defer all or a portion of their compensation including any bonus or commission compensation. Director and employee deferrals, other than employees of George Mason, are matched 50% by the Company. Deferrals made by employees of George Mason are not eligible for the Company match. The amount of the Company match is deemed invested in Company common stock which vests immediately for the directors and after four years for employees. The maximum Company match per employee is $50,000 per year and $10,000 per year per director. Expense relating to the employee plans for the years ended December 31, 2007, 2006, and 2005 was $149,000, $136,000, and $52,000, respectively, the employee portion of which is included in salary and benefits expense and the directors portion of the expense is included in other operating expense in the consolidated statements of income.

(17) Director and Employee Stock-Based Compensation Plans

        At December 31, 2007, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the "Option Plan") and the 2002 Equity Compensation Plan (the "Equity Plan").

        In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company's common stock to employees and members of the Company's and its subsidiaries' boards of directors. There are 16,371 shares of the Company's common stock available for future grants in the Option Plan as of December 31, 2007.

        In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or performance share awards to directors, eligible officers and key employees of the Company. In 2006, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 1,970,000 to 2,420,000. There are 217,058 shares of the Company's common stock available for future grants and awards in the Equity Plan as of December 31, 2007.

        The following table presents a summary of the Company's stock option activity for the years ended December 31, 2005:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2004	1,232,861	$6.34
Granted	1,210,245	10.06
Exercised	(113,977)	6.08
Forfeited	(57,535)	8.24

Balance at December 31, 2005	2,271,594	$8.29

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Director and Employee Stock-Based Compensation Plans (Continued)

        Stock option activity during the years ended December 31, 2006 and 2007 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	2,271,594	$8.29
Granted	286,000	11.83
Exercised	(96,230)	8.49
Forfeited	(42,090)	10.24

Outstanding at December 31, 2006	2,419,274	$8.70	7.62	$3,754,056

Options exercisable at December 31, 2006	2,008,668	$8.44	7.46	$3,632,572

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	2,419,274	$8.70
Granted	50,500	10.00
Exercised	(20,546)	5.45
Forfeited	(20,875)	10.26

Outstanding at December 31, 2007	2,428,353	$8.53	6.50	$1,428,443

Options exercisable at December 31, 2007	2,136,325	$8.39	6.46	$1,994,521

        Information pertaining to stock options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighed Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.41 - $3.56	124,493	4.1 years	$3.27	124,493	$3.27
$3.95 - $5.50	406,278	4.8 years	4.75	404,928	4.75
$6.38 - $8.28	250,672	5.8 years	8.13	232,994	8.13
$8.64 - $9.59	633,676	7.1 years	8.96	631,976	8.96
$9.78 - $10.91	567,700	7.4 years	10.54	512,800	10.59
$11.05 - $12.65	445,534	8.2 years	11.59	229,134	11.32

Outstanding at year end	2,428,353	6.7 years	8.73	2,136,325	8.38

        Total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $80,000, $169,000, and $560,000 respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Director and Employee Stock-Based Compensation Plans (Continued)

        A summary of the status of the Company's non-vested stock options and changes during the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2006	410,606	$4.63
Granted	50,500	4.68
Vested	(160,878)	3.43
Forfeited	(8,200)	4.77

Balance at December 31, 2007	292,028	$5.30

        At December 31, 2007, there was $1.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted average period of 3.4 years. The total fair value of shares that vested during the years ended December 31, 2007, 2006, and 2005 was $596,000, $387,000, and $5.2 million, respectively.

        At the Board of Directors meeting held on December 13, 2006, the Board approved the re-pricing of 92,300 options with an exercise price of $3.25 per share to a new exercise price of $4.12 per share to equal the fair market value price per share of the Company's common stock on the original grant date in 2002. SFAS No. 123R requires the re-pricing of equity awards to be treated as a modification of the original award and provides that such a modification is an exchange of the original award for a new award. SFAS No. 123R considers the modification to be the repurchase of the old award for a new award of equal or greater value, incurring additional compensation cost for any incremental value. This incremental difference in value is measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of SFAS No. 123R over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. SFAS No. 123R provides that this incremental fair value, plus the remaining unrecognized compensation cost from the original measurement of the fair value of the old option, must be recognized over the remaining vesting period. The modifications resulted in an incremental compensation cost of $58,000. Of the 92,300 options affected by the re-pricing, 61,500 options were vested at December 13, 2006. Therefore, additional compensation cost of $39,000 for the 61,500 stock options that were vested was recognized immediately and is included in the stock-based compensation expense for the year ended December 31, 2006.

(18) Segment Reporting

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Segment Reporting (Continued)

        Wilson/Bennett is included in the wealth management and trust services segment since the date of its acquisition, June 9, 2005. Results related to the assets acquired, and liabilities assumed, from FBR National Trust Company are reflected in the wealth management and trust services segment since the date of their acquisition and assumption, February 9, 2006.

        Information about the reportable segments and reconciliation of this information to the consolidated financial statements as of and for the years ended December 31, 2007, 2006, and 2005 follows:

At and for the Year Ended December 31, 2007:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
	(In thousands)
Net interest income	$38,707	$3,005	$—	$(1,393)	$—	$40,319
Provision for loan losses	2,548	—	—	—	—	2,548
Non-interest income	4,032	11,112	4,287	49	—	19,480
Non-interest expense	30,316	11,587	7,096	2,885	—	51,884
Provision for income taxes	2,470	907	(979)	(1,513)	—	885

Net income (loss)	$7,405	$1,623	$(1,830)	$(2,716)	$—	$4,482

Total Assets	$1,663,834	$184,602	$3,893	$176,366	$(338,664)	$1,690,031

At and for the Year Ended December 31, 2006:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
	(In thousands)
Net interest income	$38,091	$4,344	$—	$(1,081)	$—	$41,354
Provision for loan losses	1,232	—	—	—	—	1,232
Non-interest income	4,415	13,892	3,330	47	—	21,684
Non-interest expense	27,127	15,241	6,591	2,286	—	51,245
Provision for income taxes	4,571	1,060	(1,307)	(1,151)	—	3,173

Net income (loss)	$9,576	$1,935	$(1,954)	$(2,169)	$—	$7,388

Total Assets	$1,572,051	$360,470	$5,500	$163,879	$(463,471)	$1,638,429

At and for the Year Ended December 31, 2005:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
	(In thousands)
Net interest income	$32,171	$6,203	$—	$(891)	$—	$37,483
Provision for loan losses	2,456	—	—	—	—	2,456
Non-interest income	1,964	21,255	1,367	83	—	24,669
Non-interest expense	23,802	17,332	1,422	2,097	—	44,653
Provision for income taxes	2,764	3,413	(56)	(954)	—	5,167

Net income (loss)	$5,113	$6,713	$1	$(1,951)	$—	$9,876

Total Assets	$1,387,504	$376,618	$6,882	$160,856	$(479,573)	$1,452,287

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Segment Reporting (Continued)

        During the year ended December 31, 2007, the Company recorded a loss of $3.5 million pretax ($2.3 million after tax) from an escrow arrangement with Liberty Growth Fund, LP. This loss was recorded through the wealth management and trust services segment.

        During the year ended December 31, 2006, the Company recorded a non-cash impairment loss totaling $2.9 million pretax ($1.9 million after tax) through the wealth management and trust services segment.

        The Company did not have any operating segments other than those reported. Parent company financial information is included in the "Other" category and represents an overhead function rather than an operating segment. The parent company's most significant assets are its net investments in its subsidiaries. The parent company's net interest expense is comprised of interest income from short-term investments and interest expense on trust preferred securities.

(19) Financial Instruments with Off Balance Sheet Risk

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

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 2007 are collateralized.

        These instruments represent obligations of the Company to extend credit or guarantee borrowings and are not recorded on the consolidated statements of financial condition. The rates and terms of these instruments are competitive with others in the market in which the Company operates. Commitments to extend credit of $29.5 million as of December 31, 2007 are related to George Mason's pipeline and are of a short term nature. Commitments to extend credit of $329.9 million primarily have floating rates as of December 31, 2007.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Financial Instruments with Off Balance Sheet Risk (Continued)

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2007 and 2006 is as follows:

	2007	2006
	(In thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$359,321	$372,154
Standby letters of credit	10,166	8,097

        The fair value of the liability associated with standby letters of credit at December 31, 2007 and 2006 was immaterial.

        George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor. The reserves as of December 31, 2007 and 2006 were $23,000 and $57,000, respectively. In addition, as of December 31, 2007, George Mason has established a reserve of $100,000 for possible repurchases of loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable. During 2007, George Mason either repurchased from or settled with investors on seven such loans. The total expense associated with these loans was $347,000. No such reserve existed at December 31, 2006.

        George Mason, as part of the service it provides to its managed companies, purchases the loans managed companies originate at the time of origination. These loans are then sold by George Mason to investors. George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable, the managed company be responsible for buying back the loan. In the event that the managed company's financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors. As of December 31, 2007, the Company did not believe it was obligated to fund any repurchased loans that were originated by a managed company.

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

        The Company has derivative counter-party risk which may arise from the possible inability of George Mason's third-party investors to meet the terms of their forward sales contracts. George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. The Company does not expect any third-party investor to fail to meet its obligation.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Financial Instruments with Off Balance Sheet Risk (Continued)

        The Company has guaranteed payment of the $20.0 million debt of Statutory Trust I.

(20) Disclosures of Fair Value of Financial Instruments

        The assumptions used and the estimates disclosed represent management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management at the valuation date. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and management's evaluation of those factors change.

        Although management uses its best judgment in estimating the fair value of financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts the Company would realize in a market transaction. Because of the wide range of valuation techniques and the numerous estimates and assumptions which must be made, it may be difficult to make reasonable comparisons between the Company's fair value information and that of other banking institutions. It is important that the many uncertainties be considered when using the estimated fair value disclosures and that, because of these uncertainties, the aggregate fair value amount should not be construed as representative of the underlying value of the Company.

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

(20) Disclosures of Fair Value of Financial Instruments (Continued)

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

Other Commitments to Extend Credit

        The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other covenants or requirements. These commitments have expiration dates and generally expire within one year. Many commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of these instruments are competitive with others in the market in which the Company operates. The carrying amounts are reasonable estimates of the fair value of these financial instruments and are zero at December 31, 2007 and 2006.

Accrued Interest Receivable

        The carrying amount of accrued interest receivable approximates its fair value.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Disclosures of Fair Value of Financial Instruments (Continued)

        The fair values of financial instruments as of December 31, 2007 and 2006 are summarized as follows:

	2007
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$22,421	$22,421
Investment securities and other investments	379,134	377,603
Loans held for sale	170,487	170,551
Loans receivable, net	1,039,684	1,035,428
Accrued interest receivable	6,134	6,134
Derivative asset	1,527	1,527
Financial liabilities:
Demand deposits	$123,994	$123,994
Interest checking	124,405	124,405
Money market and statement savings	395,356	395,356
Certificates of deposit	453,170	454,426
Other borrowed funds	400,060	407,282
Mortgage funding checks	9,403	9,403
Accrued interest payable	1,459	1,459
Derivative liability	1,921	1,921
Other:
Commitments to extend credit	$—	$—

	2006
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$36,076	$36,076
Investment securities and other investments	338,454	336,239
Loans held for sale	338,731	338,739
Loans receivable, net	845,449	832,567
Accrued interest receivable	5,667	5,667
Derivative asset	2,807	2,807
Financial liabilities:
Demand deposits	$123,301	$123,301
Interest checking	137,092	137,092
Money market and statement savings	395,652	395,652
Certificates of deposit	562,837	561,264
Other borrowed funds	194,631	193,846
Mortgage funding checks	46,159	46,159
Accrued interest payable	878	878
Derivative liability	1,592	1,592
Other:
Commitments to extend credit	$—	$—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Parent Company Only Financial Statements

        The Cardinal Financial Corporation (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2007 and 2006
(In thousands)

	2007	2006
Assets
Cash and cash equivalents	$9,333	$13,609
Other investments	113	113
Investment in subsidiaries	164,362	148,463
Premises and equipment, net	1,001	1,069
Goodwill	134	134
Other assets	5,139	13,104

Total assets	$180,082	$176,492

Liabilities and Shareholders' Equity
Debt to Cardinal Statutory Trust I	$20,619	$20,619
Other liabilities	—	—

Total liabilities	20,619	20,619
Total shareholders' equity	$159,463	$155,873

Total liabilities and shareholders' equity	$180,082	$176,492

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005
Income:
Net interest expense	$(1,393)	$(1,081)	$(891)
Other income	49	47	83

Total income	(1,344)	(1,034)	(808)
Expense—general and administrative	2,885	2,286	2,097

Net loss before income taxes and equity in undistributed earnings of subsidiaries	(4,229)	(3,320)	(2,905)

Income tax benefit	(1,513)	(1,151)	(954)
Equity in undistributed earnings of subsidiaries	7,198	9,557	11,827

Net income	$4,482	$7,388	$9,876

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$4,482	$7,388	$9,876
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(7,198)	(9,557)	(11,827)
Depreciation	113	116	123
Increase in other assets and decrease in other liabilities	9,134	(5,082)	(4,806)

Net cash provided by (used in) operating activities	6,531	(7,135)	(6,634)

Cash flows from investing activities:
Capital investments in subsidiaries	(7,500)	—	(22,000)
Dividends received from subsidiaries	300	—	—
Purchase of other investments	—	(50)	—
Net change in premises and equipment	(45)	—	—
Net cash paid in acquisition	—	—	(1,379)

Net cash used in investing activities	(7,245)	(50)	(23,379)

Cash flows from financing activities:
Proceeds from public stock offerings	—	—	39,767
Purchase and retirement of common stock	(2,724)	—	—
Distribution of deferred compensation balance	4	(3)	—
Dividends on common stock	(974)	(976)	(244)
Stock options exercised	132	909	797

Net cash (used in) provided by financing activities	(3,562)	(70)	40,320

Net increase (decrease) in cash and cash equivalents	(4,276)	(7,255)	10,307
Cash and cash equivalents at beginning of year	13,609	20,864	10,557

Cash and cash equivalents at end of year	$9,333	$13,609	$20,864

Supplemental schedule of noncash investing and financing activities:
Common shares issued in acqusition of Wilson/Bennett	$—	$—	$4,862

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22) Goodwill and Intangible Assets

        Goodwill is tested for impairment on an annual basis or more frequently if events or circumstances warrant. During 2007 and 2006, the Company performed evaluations of the goodwill associated with its acquisitions of George Mason, Wilson/Bennett and Trust Services. For the year ended December 31, 2007, no impairment was indicated. For the year ended December 31, 2006, there was no impairment indicated for the goodwill associated with George Mason. Additional information is found below for the wealth management and trust services segment for 2006.

Trust Services

        On February 9, 2006, the Bank acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc. This transaction diversifies the Bank's sources of non-interest income and allows it to provide additional services to its customers.

        This transaction was accounted for as a purchase and the acquired assets and assumed liabilities were recorded at their fair values as of the purchase date. This acquisition did not have a significant impact on operating results for the year ended December 31, 2006.

        The operating results of the trust division are included in the Company's consolidated operating results and its wealth management and trust services segment information since the date of acquisition.

        The fair value of the net assets acquired was $380,000. The acquisition resulted in the recognition of an intangible asset for purchased customer relationships of $161,000, which is being amortized on a straight-line basis over nine years, and in the recognition of goodwill of $178,000. The Company used the assistance of an independent valuation consultant to determine the value assigned to identifiable intangible assets. Goodwill will not be amortized but will be reviewed for impairment when evidence of impairment exists or, at a minimum, on an annual basis. The Company's annual assessments of the valuation of goodwill did not indicate impairment in 2007 or 2006, and no indications of potential impairment were indicated for the customer relationship intangible.

        For federal income tax purposes, the Trust Services intangibles are deductible over a 15 year period.

Wilson/Bennett

        On June 29, 2006, the Company entered into an Amendment to the Employment Agreement (the "Amendment") with John W. Fisher, president and chief executive officer of Wilson/Bennett. The Amendment amended the Employment Agreement dated as of June 8, 2005 between the Company and Mr. Fisher. As provided in the Amendment, Mr. Fisher retired from the business on September 30, 2006, and agreed to assist the Company in a consulting and business development function, as requested by the Company through April 30, 2007, and to honor his non-compete agreement with the Company, which ended on September 30, 2007.

        During the third quarter of 2006 and as Mr. Fisher transitioned out of his involvement with Wilson/Bennett, Mr. Fisher's announced retirement had a negative impact on the operations, customer base and assets under management with Wilson/Bennett. In particular, several significant clients unexpectedly either terminated or advised the Company that they intended to terminate their asset management contracts with Wilson/Bennett during the third quarter of 2006. In addition and as a result of this customer loss, the value of purchased customer relationships and Mr. Fisher's employment and

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22) Goodwill and Intangible Assets (Continued)

non-compete agreement decreased. Accordingly, the Company updated the analysis of the fair value of the goodwill and intangible assets associated with the acquisition of Wilson/Bennett. The analysis was prepared using valuation techniques, including the discounted cash flow approach. The updated analysis indicated that goodwill and intangibles related to Wilson/Bennett, a division of wealth management and trust services segment, were impaired. As a result, the Company recorded non-cash impairment charges of $2.0 million associated with Mr. Fisher's employment agreement and the customer relationship intangible assets recognized as part of the Wilson/Bennett acquisition. The Company also recorded an additional $960,000 of impairment charges associated with the goodwill of Wilson/Bennett.

George Mason

        During the fourth quarter of 2007, the Company evaluated the customer relationship amortizing intangibles it has for George Mason. These intangible assets are related to the relationships that George Mason has with other mortgage lenders and its managed companies, which are mortgage companies that are owned by local home builders. George Mason provides services to these managed companies and earns management fee income, which generally fluctuates based on the volume of loan sales. As a result of the downturn in the regional housing market, fee income from managed companies decreased $1.1 million, or 52% for the year to date December 31, 2007 as compared to the same period of 2006. This adverse change in the business climate caused the Company to evaluate the intangible assets related to these managed companies for impairment under SFAS No. 144. The Company evaluated for possible impairment by comparing the estimated future cash flows on an undiscounted basis from the managed companies with the net book value of these intangible assets. This evaluation did not result in an impairment loss in 2007.

        Amortizable intangibles at December 31, 2007 are as follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Balances at December 31, 2005	$1,781	$247	$2,602	$211	$4,383	$458
2006 activity:
Customer relationship intangibles	—	198	(1,294)	120	(1,294)	318
Employment/non-compete agreement	—	—	(513)	87	(513)	87
Trade name	—	—	—	15	—	15

Balances at December 31, 2006	1,781	445	795	433	2,576	878
2007 activity:
Customer relationship intangibles	—	198	—	38	—	236
Trade name	—	—	—	18	—	18

Balances at December 31, 2007	$1,781	$643	$795	$489	$2,576	$1,132

        The decrease in the gross carrying amounts of the customer relationship intangibles in 2006 of $1.3 million includes the impairment charge of $1.5 million related to Wilson/Bennett and acquired customer relationships related to the Trust Services acquisition of $161,000. The decrease in the gross

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22) Goodwill and Intangible Assets (Continued)

carrying amount of the employment/non-compete agreement in 2006 of $513,000 is the impairment charge related to Wilson/Bennett.

        The aggregate amortization expense for 2007, 2006, and 2005 was $254,000, $420,000, and $409,000, respectively. The estimated amortization expense for the next five years is as follows:

(In thousands)
2008	$245
2009	238
2010	238
2011	238
2012	238
Thereafter	247

        The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were as follows:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
	(In thousands)
Balance at December 31, 2005	$22	$12,941	$3,614	$16,577
2006 activity:
Trust division acquisition	—	—	178	178
Goodwill impairment charge	—	—	(960)	(960)

Balance at December 31, 2006	22	12,941	2,832	15,795

2007 activity:
None	—	—	—	—

Balance at December 31, 2007	$22	$12,941	$2,832	$15,795

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Other Operating Expenses

        The following shows the composition of other operating expenses for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(In thousands)
Stationary and supplies	$1,091	$1,374	$1,551
Advertising and marketing	2,058	2,026	1,993
Other taxes	1,701	1,572	1,422
Travel and entertainment	492	776	763
Bank operations	1,234	719	860
Premises and equipment	1,771	1,675	1,400
FDIC insurance assessments	768	139	121
Miscellaneous	2,090	1,833	1,579

Total non-interest expense	$11,205	$10,114	$9,689

(24) SAB 108 Cumulative Effect Adjustment

        In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements.

        Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the application of the guidance in SAB 108, the Company used the roll-over method for quantifying financial statement misstatements.

        In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

        SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been applied or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

        The Company identified the following errors through the application of its internal controls over financial reporting and had concluded that the individual errors were immaterial under the roll-over method for the periods indicated. However, when applying the dual approach, and after considering all relevant quantitative and qualitative factors, the Company concluded that these misstatements are

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) SAB 108 Cumulative Effect Adjustment (Continued)

material to the 2006 financial statements when considering the aggregate impact. For this reason, the Company corrected the errors through the recording of cumulative effect adjustments to retained earnings as of January 1, 2006:

	Period in which misstatement originated(1)				Adjustment Recorded as of January 1,
	2002	2003	2004	2005	2006
	(In thousands)
Accounts receivable(2)	$—	$—	$—	$(72)	$(72)
Compensation expense(3)	(41)	(38)	(38)	(38)	(155)
Deferred loan fees and costs(4)	—	—	(31)	(135)	(166)
Deferred tax asset(5)	14	13	24	86	137
Federal income taxes payable(6)	—	(69)	(113)	—	(182)

Impact on net income(7)	$(27)	$(94)	$(158)	$(159)	$(438)

Non-net income impact:
Additional paid-in capital(8)	$5	$7	$6	$7	$25

Net effect of adjustments(9)					$(413)

(1)
The Company quantified these errors under the roll-over method and concluded that they were immaterial individually and in the aggregate.

(2)
Accounts receivable related to the Company's Wilson/Bennett subsidiary was overstated by $72,000 during 2005, resulting in an overstatement of investment fee income by the same amount. The Company recorded a $72,000 reduction to accounts receivable as of January 1, 2006 with a corresponding reduction in retained earnings to correct these misstatements.

(3)
The Company did not recognize stock compensation expense related to stock options granted with an exercise price that was less than the fair market value of the Company's stock on the grant date in 2002. As a result of this error, compensation expense was understated by $155,000 (cumulative) in the years prior to 2006. The Company recorded a $155,000 increase in accrued compensation as of January 1, 2006 with a corresponding reduction in retained earnings to correct these misstatements.

(4)
The Company incorrectly recognized mortgage origination fees associated with loans held for investment into income rather than amortizing the fees over the lives of the loans, in accordance with SFAS No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. As a result, the Company overstated gain on sale of loans by $166,000 (cumulative) in 2005 and 2004. The Company recorded an increase to deferred loan fees in the amount of $166,000 as of January 1, 2006 with a corresponding reduction in retained earnings to correct these misstatements.

(5)
As a result of the misstatements described above, the provision for income taxes was overstated by $137,000 (cumulative) in the years prior to 2006. The Company recorded an increase in deferred tax assets in the amount of $137,000 as of January 1, 2006 with a corresponding increase in retained earnings to correct these misstatements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) SAB 108 Cumulative Effect Adjustment (Continued)

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

(9)
Represents the net reduction in shareholder's equity recorded as of January 1, 2006 for the initial application of SAB 108.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No changes in the Company's independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the aforementioned officers concluded that the Company's disclosure controls and procedures were effective as of the end of such period.

Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management's assessment, management believes that as of December 31, 2007, the Company's internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control-Integrated Framework.

        Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements. KPMG LLP's attestation report on management's assessment of the Company's internal control over financial reporting appears on page 70 hereof.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Election of Directors" section and under the headings "Executive Officers," "Independence of the Directors," "The Committees of the Board of Directors," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.    Executive Compensation

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Executive Compensation" section (except for the "Compensation Committee Report on Executive Compensation") and under the heading "Director Compensation" in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Security Ownership of Certain Beneficial Owners and Management.    Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

        Equity Compensation Plan Information.    The following table sets forth information as of December 31, 2007, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Shareholders
1999 Stock Plan	324,494	$4.60	16,371
2002 Equity Compensation Plan	2,103,859	$9.13	217,058
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—

Total	2,428,353	$8.53	233,429

(1)
Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)
The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Fees of Independent Public Accountants" and "Audit Committee Pre-Approval Policies and Procedures," in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

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
		3.3	Bylaws of Cardinal Financial Corporation (restated in electronic format as of December 19, 2007) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 21, 2007).
		4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
		10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).*
		10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).*
		10.3	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).*
10.4
Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134923).*
10.5
Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134934).*
10.6
Cardinal Financial Corporation Directors Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8, Registration No. 333-134934).*
10.7
George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8, Registration No. 333-134934).*
10.8
Executive Employment Agreement, dated March 1, 2004, between Cardinal Financial Corporation and Kim C. Liddell (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2006).*
10.9
Executive Employment Agreement, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*

10.10
Supplemental Executive Retirement Plan, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.11	Form of Incentive Stock Option Agreement*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

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

CARDINAL FINANCIAL CORPORATION
March 17, 2008	By:	/s/ BERNARD H. CLINEBURG Name: Bernard H. Clineburg Title: Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2008.

Signatures	Titles

/s/ BERNARD H. CLINEBURG Name: Bernard H. Clineburg	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ MARK A. WENDEL Name: Mark A. Wendel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JENNIFER L. DEACON Name: Jennifer L. Deacon	Senior Vice President and Controller (Principal Accounting Officer)
/s/ B.G. BECK Name: B. G. Beck	Director
/s/ WILLIAM G. BUCK Name: William G. Buck	Director
/s/ SIDNEY O. DEWBERRY Name: Sidney O. Dewberry	Director
/s/ MICHAEL A. GARCIA Name: Michael A. Garcia	Director
/s/ J. HAMILTON LAMBERT Name: J. Hamilton Lambert	Director

/s/ ALAN G. MERTEN Name: Alan G. Merten	Director
/s/ WILLIAM E. PETERSON Name: William E. Peterson	Director
/s/ JAMES D. RUSSO Name: James D. Russo	Director
/s/ JOHN H. RUST, JR. Name: John H. Rust, Jr.	Director
/s/ GEORGE P. SHAFRAN Name: George P. Shafran	Director
/s/ ALICE M. STARR Name: Alice M. Starr	Director

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the "Form SB-2") ).
3.2
Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form SB-2).
3.3	Bylaws of Cardinal Financial Corporation (restated in electronic format as of December 19, 2007) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 21, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).*
10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).*
10.3	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).*
10.4
Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134923).*
10.5
Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134934).*
10.6
Cardinal Financial Corporation Directors Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8, Registration No. 333-134934).*
10.7
George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8, Registration No. 333-134934).*
10.8
Executive Employment Agreement, dated March 1, 2004, between Cardinal Financial Corporation and Kim C. Liddell (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2006).*
10.9
Executive Employment Agreement, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.10
Supplemental Executive Retirement Plan, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.11	Form of Incentive Stock Option Agreement*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*
Management contracts and compensatory plans and arrangements.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
Selected Financial Data (In thousands, except per share data)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of GAAP to Non-GAAP Financial Measures Years Ended December 31, 2007, 2006 and 2005 (In thousands, except per share data)
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities Years Ended December 31, 2007, 2006 and 2005 (In thousands)
Rate and Volume Analysis Years Ended December 31, 2007, 2006 and 2005 (In thousands)
Allowance for Loan Losses Years Ended December 31, 2007, 2006, 2005, 2004, and 2003 (In thousands)
Allocation of the Allowance for Loan Losses At December 31, 2007, 2006, 2005, 2004, and 2003 (In thousands)
Non-Interest Income Years Ended December 31, 2007, 2006, and 2005 (In thousands)
Non-Interest Expense Years Ended December 31, 2007, 2006, and 2005 (In thousands)
Loans Receivable At December 31, 2007, 2006, 2005, 2004, and 2003 (In thousands)
Nonperforming Loans At December 31, 2007, 2006, 2005, 2004, and 2003 (In thousands)
Loan Maturities and Interest Rate Sensitivity At December 31, 2007 (In thousands)
Investment Securities At December 31, 2007, 2006, and 2005 (In thousands)
Short-Term Borrowings and Other Borrowed Funds At December 31, 2007 (In thousands)
Certificates of Deposit of $100,000 or More At December 31, 2007, 2006, and 2005 (In thousands)
Segment Reporting December 31, 2007, 2006, and 2005 (In thousands)
Capital Components At December 31, 2007, 2006, and 2005 (In thousands)
Contractual Obligations At December 31, 2007 (In thousands)
Quarterly Data Years ended December 31, 2007 and 2006 (In thousands, except per share data)
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION December 31, 2007 and 2006 (In thousands, except share data)
CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 2007, 2006, and 2005 (In thousands, except per share data)
CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years Ended December 31, 2007, 2006, and 2005 (In thousands)
CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Years Ended December 31, 2007, 2006, and 2005 (In thousands)
CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2007, 2006, and 2005 (In thousands)
CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION December 31, 2007 and 2006 (In thousands)
PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS Years Ended December 31, 2007, 2006, and 2005 (In thousands)
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS Years ended December 31, 2007, 2006, and 2005 (In thousands)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
Part IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX