Form 10-Q
period 2008-03-31
CARDINAL FINANCIAL CORP
filed 2008-05-12
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting comapny.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,161,461 shares of common stock, par value $1.00 per share, outstanding as of May 6, 2008

CARDINAL FINANCIAL CORPORATION

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2008 and December 31, 2007

(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$19,082	$20,622
Federal funds sold	20,630	1,799

Total cash and cash equivalents	39,712	22,421
Investment securities available-for-sale	302,225	285,998
Investment securities held-to-maturity (market value of $61,297 and $78,168 at March 31, 2008 and December 31, 2007, respectively)	61,783	78,948

Total investment securities	364,008	364,946

Other investments	16,188	14,188
Loans held for sale	153,339	170,487

Loans receivable, net of deferred fees and costs	1,042,114	1,039,684
Allowance for loan losses	(11,858)	(11,641)

Loans receivable, net	1,030,256	1,028,043

Premises and equipment, net	17,938	18,463
Deferred tax asset	5,667	6,638
Goodwill and intangibles, net	17,176	17,239
Bank-owned life insurance	32,638	32,316
Accrued interest receivable and other assets	15,139	15,290

Total assets	$1,692,061	$1,690,031

Liabilities and Shareholders’ Equity

Noninterest bearing deposits	$124,561	$123,994
Interest bearing deposits	1,015,361	972,931

Total deposits	1,139,922	1,096,925

Other borrowed funds	361,069	400,060
Mortgage funding checks	6,300	9,403
Escrow liabilities	2,950	1,016
Accrued interest payable and other liabilities	19,037	23,164

Total liabilities	1,529,278	1,530,568

	2008	2007
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	24,164,061	24,201,561	24,164	24,202
Additional paid-in capital			131,339	131,516
Retained earnings			5,917	4,213
Accumulated other comprehensive gain (loss), net			1,363	(468)

Total shareholders’ equity			162,783	159,463

Total liabilities and shareholders’ equity			$1,692,061	$1,690,031

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	2008	2007
Interest income:
Loans receivable	$16,614	$14,596
Loans held for sale	2,129	4,379
Federal funds sold	137	1,020
Investment securities available-for-sale	3,308	2,821
Investment securities held-to-maturity	749	1,002
Other investments	218	127

Total interest income	23,155	23,945

Interest expense:
Deposits	9,347	12,070
Other borrowed funds	3,473	2,040
Total interest expense	12,820	14,110

Net interest income	10,335	9,835

Provision for loan losses	320	280

Net interest income after provision for loan losses	10,015	9,555

Noninterest income:
Service charges on deposit accounts	527	466
Loan service charges	310	386
Investment fee income	900	1,024
Realized and unrealized gains on mortgage banking activities	2,317	2,630
Net realized gain on investment securities available-for-sale	—	14
Net realized loss on investment securities trading	(3)	(9)
Management fee income	84	321
Litigation recovery on previously impaired investment	190	33
Other income	286	444

Total noninterest income	4,611	5,309

Noninterest expense:
Salary and benefits	6,003	6,596
Occupancy	1,399	1,289
Professional fees	583	490
Depreciation	646	800
Data processing	442	344
Telecommunications	234	292
Amortization of intangibles	63	63
Other operating expenses	2,453	2,488

Total noninterest expense	11,823	12,362

Net income before income taxes	2,803	2,502

Provision for income taxes	761	737

Net income	$2,042	$1,765

Earnings per common share - basic	$0.08	$0.07

Earnings per common share - diluted	$0.08	$0.07

Weighted-average common shares outstanding - basic	24,482	24,510

Weighted-average common shares outstanding - diluted	24,892	25,040

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007

Net income	$2,042	$1,765
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the period, net of tax expense of $1.1 million in 2008 and tax expense of $127 thousand in 2007	2,070	246

Less: reclassification adjustment for gains included in net income net of tax expense of $5 thousand in 2007	—	(9)

	2,070	237

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $143 thousand in 2008 and tax expense of $21 thousand in 2007	(239)	36

Comprehensive income	$3,873	$2,038

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2008 and 2007

(In thousands)

(Unaudited)

					Accumulated
			Additional	Retained	Other
	Common	Common	Paid-in	Earnings	Comprehensive
	Shares	Stock	Capital	(Deficit)	Income (Loss)	Total

Balance, December 31, 2006	24,459	$24,459	$132,985	$705	$(2,276)	$155,873
Stock options exercised	10	10	37	—	—	47
Payment of deferred compensation shares	—	—	3	—	—	3
Dividends on common stock of $0.01 per share	—	—	—	(245)	—	(245)
Change in accumulated other comprehensive loss	—	—	—	—	273	273
Net income	—	—	—	1,765	—	1,765
Balance, March 31, 2007	24,469	$24,469	$133,025	$2,225	$(2,003)	$157,716

Balance, December 31, 2007	24,202	$24,202	$131,516	$4,213	$(468)	$159,463
Cumulative effect adjustment at January 1, 2008 for the adoption of SFAS No. 157	—	—	—	(96)	—	(96)
Stock compensation expense, net of tax benefits	—	—	75	—	—	75
Purchase and retirement of common stock	(38)	(38)	(252)	—	—	(290)
Dividends on common stock of $0.01 per share	—	—	—	(242)	—	(242)
Change in accumulated other comprehensive gain (loss)	—	—	—	—	1,831	1,831
Net income	—	—	—	2,042	—	2,042
Balance, March 31, 2008	24,164	$24,164	$131,339	$5,917	$1,363	$162,783

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income	$2,042	$1,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	646	800
Amortization of premiums, discounts and intangibles	113	172
Provision for loan losses	320	280
Loans held for sale originated	(320,979)	(618,047)
Proceeds from the sale of loans held for sale	339,533	645,103
Realized and unrealized gains on mortgage banking activities	(2,317)	(2,630)
Proceeds from sale, maturity and call of investment securities trading	4,916	1,992
Purchase of investment securities trading	(4,919)	(2,001)
Loss on sale of investments securities trading	3	9
Gain on sale of investment securities available-for-sale	—	(14)
Increase in cash surrender value of bank-owned life insurance	(322)	(432)
Stock compensation expense, net of tax benefits	75	—
(Increase) decrease in accrued interest receivable, other assets and deferred tax asset	890	(602)
Increase in accrued interest payable, escrow liabilities and other liabilities	3,676	774

Net cash provided by operating activities	23,677	27,169

Cash flows from investing activities:
Net purchases of premises and equipment	(121)	(899)
Proceeds from sale, maturity and call of investment securities available-for-sale	50,695	26,346
Proceeds from maturity and call of investment securities held-to-maturity	13,492	—
Proceeds from sale of other investments	—	270
Purchase of investment securities available-for-sale	(54,778)	(47,167)
Purchase of mortgage-backed securities available-for-sale	(22,437)	(3,355)
Purchase of other investments	(2,000)	(2,002)
Redemptions of investment securities available-for-sale	7,300	5,223
Redemptions of investment securities held-to-maturity	3,625	3,271
Net increase in loans receivable, net of deferred fees and costs	(2,533)	(25,395)

Net cash used in investing activities	(6,757)	(43,708)

Cash flows from financing activities:
Net increase in deposits	42,997	13,520
Net increase (decrease) in other borrowed funds - short term	(83,366)	23,663
Net decrease in mortgage funding checks	(3,103)	(1,516)
Proceeds from FHLB advances - long term	45,000	45,000
Repayments of FHLB advances - long term	(625)	(1,625)
Stock options exercised	—	47
Purchase and retirement of common stock	(290)	—
Deferred compensation payments	—	3
Dividends on common stock	(242)	(245)

Net cash provided by financing activities	371	78,847

Net increase in cash and cash equivalents	17,291	62,308

Cash and cash equivalents at beginning of the period	22,421	36,076

Cash and cash equivalents at end of the period	$39,712	$98,384

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,724	$13,959
Cash paid for income taxes	4	2,181

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the “Company”) is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the “Bank”), a state-chartered institution and its subsidiary, George Mason Mortgage, LLC (“George Mason”), a mortgage banking company based in Fairfax, Virginia. The Company also owns Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm and Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary. On February 9, 2006, the Bank acquired certain fiduciary and other assets and assumed certain liabilities of FBR National Trust Company, formerly a subsidiary of Friedman, Billings, Ramsey Group, Inc.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2

Stock-Based Compensation

At March 31, 2008, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. There were 16,471 shares of the Company’s common stock available for future grants in the Option Plan as of March 31, 2008.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting and award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan currently authorizes grants and awards with respect to 2,420,000 shares of the Company’s common stock.  There are 219,058 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of March 31, 2008.

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

Total expense related to the Company’s share-based compensation plans for the three months ended March 31, 2008 and 2007 was $75,000 and $100,000, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $26,000 and $35,000 for the three months ended March 31, 2008 and 2007, respectively.

There were no options granted during the three months ended March 31, 2008. The weighted average per share fair value of stock option grants made during the three months ended March 31, 2007 was $4.89.  The fair value of the options granted during the three months ended March 31, 2007 was estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Three Months Ended
March 31, 2007

Estimated option life	6.5 years
Risk free interest rate	4.81%
Expected volatility	42.10%
Expected dividend yield	0.40%

Expected volatility is based upon the average annual historical volatility of the Company’s common stock. The estimated option life is derived from the “simplified method” formula as described in Staff Accounting Bulletin No. 110. The risk free interest rate is based upon the five-year U.S. Treasury note rate in effect at the time of grant.  The expected dividend yield is based upon implied and historical dividend declarations.

Stock option activity during the three months ended March 31, 2008 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($ 000)
Outstanding at December 31, 2007	2,428,353	$8.53
Granted	—	—
Exercised	—	—
Forfeited	(2,100)	10.83
Outstanding at March 31, 2008	2,426,253	$8.73	6.45	$340
Options exercisable at March 31, 2008	2,180,153	$8.43	6.23	$957

Total intrinsic value of options exercised during the three months ended March 31, 2007 was $50,000.  No options were exercised during the three months ended March 31, 2008.

A summary of the status of the Company’s non-vested stock options and changes during the three months ended March 31, 2008 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2007	292,028	$5.30
Granted	—	—
Vested	(45,828)	4.75
Forfeited	(100)	3.05
Balance at March 31, 2008	246,100	$5.40

At March 31, 2008, there was $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of shares that vested during the three months ended March 31, 2008 and 2007 were $169,000 and $360,000, respectively.

Note 3

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2008 and 2007 is as follows:

At and for the Three Months Ended March 31, 2008 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$9,954	$748	$—	$(367)	$—	$10,335
Provision for loan losses	320	—	—	—	—	320
Non-interest income	1,065	2,635	900	11	—	4,611
Non-interest expense	7,714	2,556	873	680	—	11,823
Provision for income taxes	819	285	9	(352)	—	761
Net income (loss)	$2,166	$542	$18	$(684)	$—	$2,042

Total Assets	$1,667,220	$169,124	$3,652	$179,354	$(327,289)	$1,692,061
Average Assets	$1,625,965	$142,991	$3,724	$177,700	$(314,622)	$1,635,758

At and for the Three Months Ended March 31, 2007 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$9,366	$751	$—	$(282)	$—	$9,835
Provision for loan losses	280	—	—	—	—	280
Non-interest income	996	3,277	1,024	12	—	5,309
Non-interest expense	7,489	3,191	1,040	642	—	12,362
Provision for income taxes	799	299	(47)	(314)	—	737
Net income (loss)	$1,794	$538	$31	$(598)	$—	$1,765

Total Assets	$1,654,253	$330,558	$5,282	$163,384	$(433,849)	$1,719,628
Average Assets	$1,599,202	$253,094	$5,345	$163,762	$(407,609)	$1,613,794

At March 31, 2008, the Company did not have any operating segments other than those reported. Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment. The parent company’s most significant assets are its net investments in its subsidiaries. The parent company’s net interest expense is comprised of interest income from short-term investments and interest expense on trust preferred securities. The parent company’s non-interest expense is primarily non-allocable executive salaries and professional services related to the Company’s regulatory requirements.

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007. Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 223,765 and 32,510 for the three months ended March 31, 2008 and 2007, respectively.

(In thousands, except per share data)	2008	2007
Net income available to common shareholders	$2,042	$1,765
Weighted average common shares - basic	24,482	24,510
Weighted average common shares - diluted	24,892	25,040
Earnings per common share - basic	$0.08	$0.07
Earnings per common share - diluted	$0.08	$0.07

Basic earnings per share is impacted by the number of shares required to be issued under the Company’s various deferred compensation plans, and diluted earnings per share is impacted by those common shares which may be, but are not required to be, issued (depending on the elections of the participants) under these plans.

The following shows the composition of basic outstanding shares for the three months ended March 31, 2008 and 2007:

(in thousands)	2008	2007
Weighted average common shares outstanding	24,189	24,463
Weighted average shares attributable to the deferred compensation plans	293	47
Total weighted average shares - basic	24,482	24,510

The following shows the composition of diluted outstanding shares for the three months ended March 31, 2008 and 2007:

(in thousands)	2008	2007
Weighted average shares outstanding - basic (from above)	24,482	24,510
Incremental weighted average shares attributable to deferred compensation plans	250	243
Weighted average shares attributable to vested stock options	160	287
Incremental shares attributable to unvested stock options	—	—
Total weighted average shares - diluted	24,892	25,040

Note 5

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

At March 31, 2008, accumulated other comprehensive income included an after-tax unrealized loss of $239,000 related to forward loan sales contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at March 31, 2008 that is related to the Company’s cash flow hedges will be recognized in earnings during the second quarter of 2008. For the three months ended March 31, 2008, the hedge ineffectiveness recorded through earnings was immaterial.

At March 31, 2008, the Company had $70.1 million in loan commitments and associated forward sales and had $110.5 million in forward sales associated with $110.5 million of loans held for sale contracts. At March 31, 2008, the derivative asset was $3.4 million and the derivative liability was $3.4 million.

Note 6

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at March 31, 2008 is as follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2007	$1,781	$643	$795	$489	$2,576	$1,132
2008 activity:
Customer relationship intangibles	—	49	—	10	—	59
Trade name	—	—	—	4	—	4
Balance at March 31, 2008	$1,781	$692	$795	$503	$2,576	$1,195

The aggregate amortization expense was $63,000 for each of the three months ended March 31, 2008 and 2007.

The estimated amortization expense for the next five years is as follows:

(In thousands)
2008 (April – December)	$182
2009	238
2010	238
2011	238
2012	238
2013 and thereafter	246

The carrying amount of goodwill at March 31, 2008 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2007	$22	$12,941	$2,832	$15,795
2008 activity	—	—	—	—
Balance at March 31, 2008	$22	$12,941	$2,832	$15,795

Goodwill of each of the Company’s business segments is tested for impairment on an annual basis or more frequently if events or circumstances warrant. During the period ending March 31, 2008, the Company performed an evaluation of the goodwill associated with its acquisition of FBR National Trust Company, part of the wealth management and trust services segment, and no impairment was indicated.

Note 7

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at March 31, 2008 are collateralized.

These instruments represent obligations of the Company to extend credit or guarantee borrowings and are not recorded on the consolidated statements of financial condition.  The rates and terms of these instruments are competitive with others in the market in which the Company operates.  Commitments to extend credit of $70.1 million as of March 31, 2008 are related to George Mason’s pipeline and are of a short term nature.

At March 31, 2008, commitments to extend credit were $418.4 million and standby letters of credit were $10.3 million. The Company has a liability of $11,000 associated with standby letters of credit at March 31, 2008.

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

George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of March 31, 2008 was $18,000.  In addition, George Mason has established a reserve of $100,000 for the estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable.  For the quarter ended March 31, 2008, George Mason has not repurchased nor settled with investors on any such loans.

George Mason, as part of the service it provides to its managed companies, purchases the loans managed companies originate at the time of origination.  These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable, the managed company be responsible for buying back the loan.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.  As of March 31, 2008, the Company does not believe that it will incur any losses to fund any such loans that were originated by a managed company.

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

Note 8

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which established a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  In addition, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115.  SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring the fair value.  There are three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities as of the measurement date.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Upon adoption or at any point during the first quarter of 2008, the Company did not designate any asset or liability to be measured at fair value under SFAS No. 159.

Fair Value of Investment Securities Available-for-Sale and Interest Rate Swap Derivatives

The Company’s investment securities available-for-sale are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service and therefore fall into the Level 2 category.  This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

The Company’s interest rate swap derivatives are recorded at fair value using observable rates from a national valuation service.  These rates are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.

Information pertaining to the Company’s investment securities available-for-sale portfolio and interest rate swap derivatives as of March 31, 2008 is shown below:

At March 31, 2008 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$302,225		$302,225
Derivative asset - interest rate swaps	1,054		1,054
Derivative liability - interest rate swaps	1,029		1,029

Fair Value of Interest Rate Lock Commitments, Forward Loan Sales and Mortgage Loans Held for Sale

In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by George Mason.  All borrowers are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into best efforts forward sales contracts to sell loans to investors.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  Both the rate lock commitments to the borrowers and the forward sales contracts to investors are undesignated derivatives pursuant to the requirements of SFAS No. 133, as amended, and, accordingly, are marked to fair value through earnings.

Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, (“SAB No. 109”) was effective for written loan commitments initiated on or after January 1, 2008.  SAB No. 109 requires that the expected cash flows related to the servicing of a loan be included in the fair value measurement of a derivative loan commitment.  SAB No. 109 replaces Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, which precluded the consideration of servicing cash flows in determining the fair value of a written loan commitment.

The effects of fair value measurements for the interest rate lock commitment derivatives and forward sales contract derivatives on earnings in the three months ended March 31, 2008 were as follows and were all based on Level 2 inputs:

(in thousands)	Notional or Principal Amount	Expected Premium (Discount) to Par	Movement of Interest Rates	Security Price Change	Total Fair Value Adjustment
Rate lock commitments	$70,066	$376	$172	$—	$548
Forward sales contracts	121,422	—	—	(307)	(307)
Loans held for sale	51,356	439	135	—	574
		$815	$307	$(307)	$815

The expected premium (discount) to par considers two elements (a) the interest rate differential and (b) the servicing rights value.  The interest rate differential is the difference, if any, between the mortgage loan rates to be paid by the borrower in the retail market and mortgage loan pricing demanded by investors in the secondary or wholesale market.  The Company sells all of its loans on a servicing released basis, and receives a servicing release premium upon sale.  The servicing rights value is based on contractual terms with investors and ranged from 0.17% to 2.75% of the loan amount, depending on the loan type.  The Company assumes an approximate 40% fallout rate based on recent historical experience when measuring the fair value of the rate lock commitments.  Fallout is defined as interest rate lock commitments for which the Company does not close a mortgage loan.

The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date.  The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

To calculate the effects of the changes in interest rates from the date of the commitment through loan origination, and then period end, the Company utilizes applicable published mortgage-backed investment security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.

At loan closing, the fair value of the interest rate lock commitment is included in the cost basis of loans held for sale.  Loans held for sale are carried at the lower of cost or fair value.

Prior to the adoption of SAB No. 109 and SFAS No. 157, the fair value calculation for interest rate lock commitments and forward sales contracts only considered the effects of interest rate changes between the date of the rate lock and either the loan closing date or the balance sheet date.  For the three months ended March 31, 2008, the change in fair value of the interest rate lock commitments, loans held for sale, and forward loan sales contracts based only on changes in market interest rates was $307,000.  Interest rate movements have an offsetting impact on the security prices that serve to measure the fair value of these instruments.

The impact of adopting SFAS No. 157 and SAB No. 109 on the Company’s statement of operations for the three months ended March 31, 2008 had the effect of recognizing gains associated with the Company’s mortgage loan sales activities in the first quarter rather than in a future reporting period at a time when the loan commitments would mature into closed loans and these closed loans and the Company’s existing loans held for sale would be delivered to the Company’s investors at which time the Company would receive payment.  An unrealized gain of $815,000 is reported as a component of realized and unrealized gains on mortgage banking activities reported in the statement of operations.

SFAS No. 157 Adoption Adjustment

The transition provisions of SFAS No. 157 provide for retrospective application to financial instruments that were measured at fair value at initial recognition using a transaction pricing in accordance with specific accounting literature.  The Company’s interest rate lock commitments were measured at inception at the transaction price.  SFAS No. 157 provides that at the date of adoption (January 1, 2008) a difference between the carrying amounts and the fair values of these instruments should be recognized as a cumulative effect adjustment to the opening balance of retained earnings.  The amount of this cumulative effect adjustment was $96,000.

Managed Company Loans

George Mason serves as a pass through conduit for the managed companies to sell loans to investors in the secondary market.  Concurrent with entering into a rate lock agreement with a borrower, the managed company loan is sold forward to an investor in the secondary market.  After the managed company closes the loan, it is assigned to George Mason.  George Mason then facilitates the transfer of the loan to the investor.  George Mason does not earn any spread or other fees from the loan assignment nor from the transfer to the investor.  All gains in the loan sale are earned by the managed company.  At March 31, 2008, loans held for sale includes $56.1 million of loans originated by the managed companies that will be delivered to the investors by George Mason.  Any change in the fair value of the loans held for sale originated by the managed company will result in an equal an offsetting change in liability to the managed company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2008 and December 31, 2007 and the unaudited results of our operations for the three months ended March 31, 2008 and 2007. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Caution About Forward-Looking Statements

We make certain forward-looking statements in this Form 10-Q that are subject to risks and uncertainties.  These forward-looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements.

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

•                  changes in general economic and business conditions in our market area including the local and national economy;

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

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We are a locally managed financial holding company headquartered in Tysons Corner, Virginia, committed to providing superior customer service, a diversified mix of financial products and services, and convenient banking to our retail and business customers. We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank, Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary, and Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm. Through these three subsidiaries and George Mason Mortgage, LLC (“George Mason”), a mortgage banking subsidiary of the Bank, we offer a wide range of traditional banking products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium-sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys. We have 25 branch office locations and seven mortgage banking office locations and provide competitive products and services. We complement our core banking operations by offering a full range of investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc., asset management services through Wilson/Bennett and services through our trust division which include trust, estates, custody, investment management, escrows, and retirement plans. The trust division is included, along with CWS and Wilson/Bennett, in the wealth management and trust services segment.

Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely.  In addition to management of interest rate risk, we analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is an important source of revenue for us and includes, among other things, service charges on deposits and loans, investment fee income, which includes trust revenues, gains and losses on sales of investment securities available-for-sale, gains on sales of mortgage loans, and management fee income.

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

We discontinue hedge accounting prospectively when it is determined that the derivative is no longer highly effective. In situations in which cash flow hedge accounting is discontinued, we continue to carry the derivative at its fair value on the statement of condition and recognize any subsequent changes in fair value in earnings over the term of the forecasted transaction. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, we recognize immediately in earnings any gains and losses that were accumulated in other comprehensive income.

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

New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date.  The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement.  It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value.  This standard is effective for fiscal years beginning after December 15, 2007.  See Note 8 to the notes to the consolidated financial statements above.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.  SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  See Note 8 to the notes to the consolidated financial statements above.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (“SAB No. 109”), Written Loan Commitments Recorded at Fair Value Through Earnings.  SAB No. 109 requires fair value measurements of derivatives or other written loan commitments recorded through earnings to include the future cash flows related to the loan’s servicing rights.  SAB No. 109 also states that internally developed intangible assets should be excluded from these measurements.  SAB No. 109, which supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, applies to all loan commitments that are accounted for at fair value through earnings.  Previously, SAB No. 105 applied to only derivative loan commitments accounted for at fair value through earnings.  SAB No. 109 should be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. See Note 8 to the notes to the consolidated financial statements above.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), Certain Assumptions Used in Valuation Methods.  SAB No. 110 extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, Share-Based Payment.  Prior to the issuance of SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007.  We are continuing the use of the simplified method.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The required disclosures include the fair value of derivative instruments and their gains and losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments.  SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008.  The adoption of this standard is not expected to have a material impact on our consolidated financial condition or results of operations.

Statements of Income

General

Net income for the three months ended March 31, 2008 and 2007 was $2.0 million and $1.8 million, respectively, an increase of $277,000, or 16%.  The increase in net income is primarily a result of an increase in net interest income for the three months ended March 31, 2008 compared to the same three month period of 2007.

Net interest income after the provision for loan losses increased $460,000 to $10.0 million for the three months ended March 31, 2008 compared to $9.6 million for the three months ended March 31, 2007.  The increase in net interest income after provision for loan losses is a direct result of a decrease in our interest expense for the three months ended March 31, 2008 of $1.3 million, offset by a decrease in interest income of $790,000 and an increase in provision for loan losses of $40,000 all as compared to the same period of 2007.

Noninterest income for the three months ended March 31, 2008 was $4.6 million, a decrease of $698,000, or 13%, compared to $5.3 million for the three months ended March 31, 2007.  The decrease in noninterest income is primarily due to the decrease in realized and unrealized gains on mortgage banking activities of $313,000, or 12%, to $2.3 million for the three months ended March 31, 2008 as compared to $2.6 million for the three months ended March 31, 2007.  Management fee income also decreased to $84,000 for the three months ended March 31, 2008, compared to $321,000 for the same period of 2007.  These decreases are a result of the tightening credit conditions within the mortgage industry and the slowdown in the regional housing market.

Noninterest expense decreased $539,000, or 4%, to $11.8 million for the three months ended March 31, 2008, compared to $12.4 million for the same period of 2007.  The decrease in noninterest expense is primarily attributable to a decrease in salary and benefits expense of $593,000 for the three months ended March 31, 2008 compared to the same period of 2007 due to the decrease in the level of staffing and commissions paid at our mortgage banking subsidiary.

Basic and diluted earnings per common share was $0.08 for the three months ended March 31, 2008.  Basic and diluted earnings per common share for the three months ended March 31, 2007 was $0.07.  Weighted average fully diluted shares outstanding for the three months ended March 31, 2008 and 2007 was 24,891,673 and 25,039,757, respectively.

Return on average assets for the three months ended March 31, 2008 and 2007 was 0.50% and 0.44%, respectively. Return on average equity for the three months ended March 31, 2008 and 2007 was 5.06% and 4.50%, respectively.  The efficiency ratio for the three months ended March 31, 2008 and 2007 was 79.10% and 81.63%, respectively.  Non-interest income to average assets for the three months ended March 31, 2008 and 2007 was 1.13% and 1.32%, respectively.

Net income attributable to the commercial banking segment for the three months ended March 31, 2008 and 2007 was $2.2 million and $1.8 million, respectively.  The increase in net income for the three months ended March 31, 2008 compared to the same period of 2007 in the commercial banking segment is primarily attributable to an increase in net interest income.

The mortgage banking segment reported net income of $542,000 for the three months ended March 31, 2008 compared to net income of $538,000 for the three months ended March 31, 2007.  The increase in net income for the three months ended March 31, 2008 was primarily attributable to the adoption of SFAS No. 157 and SAB No. 109, which resulted in an increase in earnings of approximately $597,000 net of tax.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded net income of $18,000 and $31,000 for the three month periods ended March 31, 2008 and 2007, respectively.

Net Interest Income

Net interest income represents the difference between interest and fees earned on interest -earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended March 31, 2008 and 2007 was $10.3 million and $9.8 million, respectively, a period-to-period increase of $500,000, or 5%. The increase in net interest income is primarily the result of a greater decrease in our cost of interest-bearing liabilities than our decrease in the yields earned for average earning assets.  We have certain loans and investment securities for which a portion of the income realized is tax-exempt.  Net interest income on a tax equivalent basis for the three months ended March 31, 2008 and 2007 was $10.4 million and $9.9 million, respectively.

Our net interest margin, which equals net interest income divided by average earning assets, was 2.69% and 2.60%, respectively, for the three months ended March 31, 2008 and 2007. The increase in the net interest margin for the three months ended March 31, 2008 compared to the same period of 2007 is a result of a greater decrease in the cost of interest-bearing liabilities than the decrease in yields earned for average earning assets.  Tables 1 and 2 present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended March 31, 2008, 2007, and 2006

(In thousands)

	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$137,047	$2,355	6.87%	$103,408	$1,949	7.54%	$73,098	$1,305	7.14%
Real estate - commercial	415,147	6,839	6.59%	324,412	5,340	6.58%	271,044	4,392	6.48%
Real estate - construction	190,882	3,222	6.75%	160,346	3,382	8.44%	129,026	2,539	7.87%
Real estate - residential	211,965	3,002	5.67%	197,781	2,676	5.41%	158,040	2,005	5.07%
Home equity lines	85,169	1,158	5.45%	63,827	1,167	7.31%	76,449	1,172	6.22%
Consumer	2,759	51	7.39%	4,880	94	7.70%	4,999	92	7.36%
Total loans	1,042,969	16,627	6.38%	854,654	14,608	6.84%	712,656	11,505	6.46%

Loans held for sale	139,336	2,129	6.11%	248,962	4,379	7.04%	233,560	4,278	7.33%
Investment securities - trading	—	—	0.00%	45	1	4.56%	—	—	0.00%
Investment securities available-for-sale	265,248	3,406	5.14%	241,383	2,896	4.80%	192,106	2,072	4.32%
Investment securities held-to-maturity	70,499	749	4.25%	96,158	1,002	4.17%	113,294	1,125	3.97%
Other investments	14,614	218	5.97%	8,727	127	5.82%	6,563	89	5.43%
Federal funds sold	18,696	137	2.93%	79,911	1,024	5.13%	59,569	649	4.42%

Total interest-earning assets and interest income (2)	1,551,362	23,266	6.00%	1,529,840	24,037	6.28%	1,317,748	19,718	5.99%

Noninterest earning assets:
Cash and due from banks	$8,631			$9,390			$7,278
Premises and equipment, net	18,280			20,180			18,157
Goodwill and other intangibles, net	17,213			17,469			20,471
Accrued interest and other assets	52,074			46,659			11,269
Allowance for loan losses	(11,802)			(9,744)			(8,425)
Total assets	$1,635,758			$1,613,794			$1,366,498

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	124,837	835	2.68%	129,251	921	2.88%	125,284	722	2.34%
Money markets	42,327	293	2.77%	63,739	379	2.38%	185,874	1,186	2.55%
Statement savings	375,022	3,301	3.53%	351,121	4,168	4.76%	9,476	32	1.36%
Certificates of deposit	450,488	4,918	4.37%	568,904	6,602	4.64%	620,123	5,852	3.77%
Total interest - bearing deposits	992,674	9,347	3.78%	1,113,015	12,070	4.40%	940,757	7,792	3.36%

Other borrowed funds	339,665	3,473	4.10%	199,725	2,040	4.14%	145,102	1,523	4.25%

Total interest-bearing liabilities and interest expense	1,332,339	12,820	3.86%	1,312,740	14,110	4.36%	1,085,859	9,315	3.48%

Noninterest-bearing liabilities:
Demand deposits	122,408			123,567			110,321
Other liabilities	19,654			20,496			20,842
Common shareholders’ equity	161,357			156,991			149,476
Total liabilities and shareholders’ equity	$1,635,758			$1,613,794			$1,366,498

Net interest income and net interest margin (2)		$10,446	2.69%		$9,927	2.60%		$10,403	3.16%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable, investment securities available-for-sale and fed funds sold (which includes investments in money market preferred stock) is reported on a fully taxable-equivalent basis at a rate of 34%.

Rate and Volume Analysis

Three Months Ended March 31, 2008, 2007, and 2006

(In thousands)

	2008 Compared to 2007			2007 Compared to 2006
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$634	$(228)	$406	$541	$103	$644
Real estate - commercial	1,493	6	1,499	865	83	948
Real estate - construction	644	(804)	(160)	616	227	843
Real estate - residential	192	134	326	504	167	671
Home equity lines	387	(396)	(9)	(179)	174	(5)
Consumer	(41)	(2)	(43)	(2)	4	2
Total loans	3,309	(1,290)	2,019	2,345	758	3,103

Loans held for sale	(1,928)	(322)	(2,250)	282	(181)	101
Investment securities - trading	(1)	—	(1)	1	(0)	1
Investment securities available-for-sale	286	224	510	538	286	824
Investment securities held-to-maturity	(267)	14	(253)	(170)	47	(123)
Other investments	86	5	91	30	8	38
Federal funds sold	(785)	(102)	(887)	236	139	375
Total interest income (2)	700	(1,471)	(771)	3,262	1,057	4,319

Interest expense:

Interest - bearing deposits:

Interest checking	(22)	(64)	(86)	25	174	199
Money markets	(127)	41	(86)	(780)	(27)	(807)
Statement savings	281	(1,148)	(867)	1,195	2,941	4,136
Certificates of deposit	(1,375)	(309)	(1,684)	(466)	1,216	750
Total interest - bearing deposits	(1,243)	(1,480)	(2,723)	(26)	4,304	4,278

Other borrowed funds	1,463	(30)	1,433	573	(56)	517

Total interest expense	220	(1,510)	(1,290)	547	4,248	4,795

Net interest income (2)	$480	$39	$519	$2,715	$(3,191)	$(476)

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable, investment securities available-for-sale and fed funds sold (which includes investments in money market preferred stock) is reported on a fully taxable-equivalent basis at a rate of 34%.

(3) Changes attributable to rate/volume have been allocated to volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2008 and 2007 was $320,000 and $280,000, respectively. The increase in provision expense for the three months ended March 31, 2008 compared to the same period of 2007 is primarily the result of charging-off two residential real estate loans totaling $87,000 and one commercial loan totaling $16,000, and net new loan growth in addition to our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses at March 31, 2008 and December 31, 2007 was $11.9 million and $11.6 million, respectively. Our allowance for loan losses ratio to loans receivable, net was 1.14% and 1.12% at March 31, 2008 and December 31, 2007, respectively.  Non performing loans at March 31, 2008 and December 31, 2007 were $233,000 and $963,000, respectively, all of which were included in the loans held for sale portfolio and were determined to be well-secured and in the process of collection.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in Tables 3, 4 and 5.

Allowance for Loan Losses

Three Months Ended March 31, 2008 and 2007

(In thousands)

	2008	2007
Beginning balance, January 1	$11,641	$9,638

Provision for loan losses	320	280

Loans charged off:
Commercial and industrial	(16)	—
Consumer	(87)	—
Total loans charged off	(103)	—

Recoveries:
Commercial and industrial	—	—
Consumer	—	—
Total recoveries	—	—

Net (charge offs) recoveries	(103)	—

Ending balance, March 31,	$11,858	$9,918

	March 31,	December 31,
	2008	2007
Loans:
Balance at period end	$1,042,114	$1,039,684
Allowance for loan losses to loans receivable, net of fees	1.14%	1.12%
Annualized net charge-offs to average loans receivable	0.04%	0.06%

Allocation of the Allowance for Loan Losses

At March 31, 2008 and December 31, 2007

(In thousands)

	March 31, 2008		December 31, 2007
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,904	12.69%	$1,956	13.51%
Real estate - commercial	5,293	40.40%	5,225	39.95%
Real estate - construction	2,177	17.57%	2,217	17.93%
Real estate - residential	1,504	20.65%	1,402	20.50%
Home equity lines	898	8.41%	772	7.81%
Consumer	82	0.28%	69	0.30%

Total allowance for loan losses	$11,858	100.00%	$11,641	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At March 31, 2008 and December 31, 2007

(In thousands)

	March 31,	December 31,
	2008	2007
Nonaccruing loans	$—	$—

Loans contractually past-due 90 days or more	233	963

Total nonperforming loans	$233	$963

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and management fee income, and continues to be an important factor in our operating results. Noninterest income for the three months ended March 31, 2008 and 2007 was $4.6 million and $5.3 million, respectively, a decrease of $698,000, or 13%. Realized and unrealized gains on mortgage banking activities by George Mason for the three months ended March 31, 2008 and 2007 were $2.3 million and $2.6 million, respectively, a decrease of $313,000, or 12%.  Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination.  Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.  In addition, we adopted SFAS No. 157 and SAB No. 109 during the first quarter of 2008. The adoption of these standards resulted in an increase in gains of approximately $911,000. Additional information on the adoption of these standards can be found in Note 8 to our notes to the consolidated financial statements.  Management fee income for the three months ended March 31, 2008 and 2007 was $84,000 and $321,000, respectively, a decrease of $237,000, or 74%. The decrease in realized and unrealized gains on mortgage banking activities and management fee income is directly related to the tightening credit conditions within the mortgage industry and the slowdown in the regional housing market.  Management fee income represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales.

Service charges on deposit accounts increased $61,000 to $527,000 for the three months ended March 31, 2008 compared to $466,000 for the same period of 2007. The increases in service charges on deposit accounts are primarily the result of an increased number of deposit accounts in 2008 compared to 2007. Loan service charge income decreased $76,000 to $310,000 for the three months ended March 31, 2008, compared to $386,000 for the same period of 2007 and is related to the decrease in service charges recorded in the mortgage banking segment, which is related to the slowdown in the regional housing market.

Investment fee income decreased $124,000 to $900,000 for the three months ended March 31, 2008 compared to $1.0 million for the same period of 2007. The decrease in investment fee income is primarily attributable to the decrease in net commissions earned at CWS as a result of employee turnover in that subsidiary.

During the three months ended March 31, 2008, we received a litigation settlement from a previously impaired investment of $190,000 compared to $33,000 received during the three months ended March 31, 2007.

Noninterest income represented 31% and 35% of our total revenues for the three months ended March 31, 2008 and 2007, respectively.

Noninterest Expense

Noninterest expense includes salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended March 31, 2008 was $11.8 million, compared to $12.4 million for the same period of 2007, a decrease of $539,000, or 4%.  This decrease is primarily due to a decrease in our salaries and benefits expense attributable to a decrease in the level of staffing and commissions paid at our mortgage banking subsidiary.

Income Taxes

For the three months ended March 31, 2008, we recorded a provision for income tax expense of $761,000, compared to $737,000 for the same period of 2007.  Our effective tax rate for the three months ended March 31, 2008 and 2007 was 27.2% and 29.5%, respectively.  The decrease in our effective tax rate is primarily a result of our increase in tax-exempt investments over the past twelve months and our tax-exempt income being a larger percentage of our overall net income for the three months ended March 31, 2008 compared to March 31, 2007.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $1.69 billion at each of March 31, 2008 and December 31, 2007.

Investment Securities

Investment securities were $364.0 million at March 31, 2008, compared to $364.9 million at December 31, 2007, a decrease of $938,000. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. At March 31, 2008, investment securities available-for-sale were $302.2 million and investment securities held-to-maturity were $61.8 million. See Table 6 for additional information on our investment securities portfolio.

At March 31, 2008 and December 31, 2007, investment securities with unrealized losses are investment grade securities.  Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated temporary losses are not a result of permanent credit impairment.  Mortgage-backed investment securities, which are the primary component of the unrealized losses in the investment securities portfolio at those dates, are primarily comprised of securities issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA).

Our investment portfolio consists primarily of securities backed or guaranteed by FNMA or FHLMC.  For all non government or agency securities, we complete reviews at least quarterly. As of March 31, 2008, 99% of our investment securities portfolio consisted of AAA rated securities.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.   We expect to receive full payment of interest and principal on the securities in the investment portfolio. The various protective elements on our non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of our securities.

Of the $39.0 million in our municipal securities portfolio, $36.5 million remain AAA rated while approximately $2.5 million were downgraded during 2008 to AA or single A status due to the downgrades of the monoline insurance companies that insured those bonds.  The bonds remain unlimited general obligations of the municipalities and we expect to receive repayment of all principal amounts due to us.  There is no other than temporary impairment due to credit quality.

Investment Securities

At March 31, 2008 and December 31, 2007

(In thousands)

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at March 31, 2008
U.S. government-sponsored agencies
One to five years	$27,999	$28,002	1.72%
Five to ten years	53,996	55,237	5.69%
Total U.S. government-sponsored agencies	81,995	83,239	4.33%

Mortgage-backed securities (1)
One to five years	3,357	3,397	4.27%
Five to ten years	9,954	9,976	3.91%
After ten years	164,521	165,723	5.14%
Total mortgage-backed securities	177,832	179,096	5.05%

Municipal securities (2)
After ten years	39,037	39,290	4.28%
Total municipal securities	39,037	39,290	4.28%

U. S. treasury securities
One to five years	599	600	4.09%
Total U.S. treasury securities	599	600	4.09%
Total investment securities available-for-sale	$299,463	$302,225	4.75%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at March 31, 2008
U.S. government-sponsored agencies
One to five years	$3,000	$3,005	3.23%
After ten years	3,013	3,022	4.73%
Total U.S. government-sponsored agencies	6,013	6,027	3.98%

Mortgage-backed securities (1)
One to five years	1,294	1,315	4.63%
Five to ten years	10,432	10,493	4.48%
After ten years	36,040	36,218	4.54%
Total mortgage-backed securities	47,766	48,026	4.53%

Corporate bonds
After ten years	8,004	7,244	4.04%
Total corporate bonds	8,004	7,244	4.04%
Total investment securities held-to-maturity	61,783	61,297	4.41%

Total investment securities	$361,246	$363,522	4.69%

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at December 31, 2007
U.S. government-sponsored agencies
One to five years	$44,160	$44,161	5.59%
Five to ten years	39,116	39,850	5.99%
Total U.S. government-sponsored agencies	83,276	84,011	5.78%

Mortgage-backed securities (1)
One to five years	3,552	3,526	4.25%
Five to ten years	10,902	10,746	3.89%
After ten years	154,435	153,912	5.13%
Total mortgage-backed securities	168,889	168,184	5.03%

Municipal securities (2)
After ten years	33,671	33,219	4.09%
Total U.S. treasury securities	33,671	33,219	4.09%

U. S. treasury securities
One to five years	592	584	4.09%
Total U.S. treasury securities	592	584	4.09%
Total investment securities available-for-sale	$286,428	$285,998	5.14%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at December 31, 2007
U.S. government-sponsored agencies
One to five years	$6,500	$6,468	3.63%
Five to ten years	11,011	10,998	4.52%
After ten years	2,000	2,002	5.30%
Total U.S. government-sponsored agencies	19,511	19,468	4.30%

Mortgage-backed securities (1)
One to five years	379	383	4.71%
Five to ten years	7,618	7,555	4.29%
After ten years	43,436	43,133	4.52%
Total mortgage-backed securities	51,433	51,071	4.49%

Corporate bonds
After ten years	8,004	7,629	4.56%
Total corporate bonds	8,004	7,629	4.56%
Total investment securities held-to-maturity	78,948	78,168	4.45%

Total investment securities	$365,376	$364,166	4.99%

(1)  Based on contractual maturities.

Loans

Loans receivable, net of deferred fees and costs, were $1.04 billion at each of March 31, 2008 and December 31, 2007.  See Table 7 for details on the loans receivable portfolio. During the first quarter of 2008, the mix of our loan portfolio changed slightly, with decreases in commercial and industrial loans, real estate construction and consumer loans, offset by increases in commercial and residential real estate loans and home equity loans.  In addition, we had $153.3 million in loans held for sale at March 31, 2008, compared to $170.5 million at December 31, 2007, a decrease of $17.1 million. Loans held for sale are valued at the lower of cost or market value. The decrease in loans held for sale at March 31, 2008 compared to December 31, 2007 is due to decreased loan origination volume as a result of the slowdown in the regional housing market and tightening credit conditions within the mortgage industry.

Loans Receivable

At March 31, 2008 and December 31, 2007

(In thousands)

	March 31, 2008		December 31, 2007
Commercial and industrial	$132,249	12.69%	$140,531	13.51%
Real estate - commercial	421,161	40.40%	415,471	39.95%
Real estate - construction	183,182	17.57%	186,514	17.93%
Real estate - residential	215,201	20.65%	213,197	20.50%
Home equity lines	87,642	8.41%	81,247	7.81%
Consumer	2,931	0.28%	3,129	0.30%

Gross loans	$1,042,366	100.00%	1,040,089	100.00%

Net deferred (fees) costs	(252)		(405)
Less: allowance for loan losses	(11,858)		(11,641)

Loans receivable, net	$1,030,256		$1,028,043

Deposits

Total deposits were $1.14 billion at March 31, 2008 compared to $1.10 billion at December 31, 2007. We experienced increases in our noninterest bearing checking and savings products and decreases in our interest checking, money market and certificates of deposit products. See Table 8 for details on certificates of deposit with balances of $100,000 or more. Our savings deposits continue to increase as a result of our Simply Savings product, which allows new customers to earn a yield of 3.01% on funds deposited with us.  We had brokered certificates of deposit of $15.0 million and $10.0 million at March 31, 2008 and December 31, 2007, respectively.

Certificates of Deposit of $100,000 or More

At March 31, 2008

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$76,454	$6,255	$82,709
Over three months through six months	33,648	16,007	49,655
Over six months through twelve months	22,162	7,147	29,309
Over twelve months	35,046	836	35,882
	$167,310	$30,245	$197,555

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds decreased $39.0 million to $361.1 million at March 31, 2008, compared to $400.1 million at December 31, 2007. Treasury, Tax & Loan Note option borrowings decreased $5.6 million to $5.6 million at March 31, 2008 compared to $11.2 million at December 31, 2007.  FHLB advances increased $42.4 million to $275.8 million at March 31, 2008 compared to $233.5 million at December 31, 2007. Customer repurchase agreements decreased $7.8 million to $59.0 million at March 31, 2008 compared to $66.8 million at December 31, 2007.  At December 31, 2007, we had federal funds purchased of $68.0 million compared to none at March 31, 2008.  The overall decrease in our other borrowed funds was a result of the increase in deposits we had during the first quarter of 2008.  Table 9 provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At March 31, 2008

(In thousands)

Short-term FHLB advances:

				Amount
Advance Date	Term of Advance	Maturity or Call Date	Interest Rate	Outstanding
Apr-05	3 years	Apr-08	4.31%	$5,000
Apr-05	3 years	Apr-08	4.08%	5,000
Jul-03	5 years	Jul-08	2.29%	833
Total short-term FHLB advances and weighted average rate			4.05%	$10,833

Other short-term borrowed funds:
TT&L Note option			3.46%	$5,598
Customer repurchase agreements			2.70%	59,019
Total other short-term borrowed funds and weighted average rate			2.77%	$64,617

Other borrowed funds:
Trust preferred			7.16%	$20,619
FHLB advances - long term			3.88%	265,000
Other borrowed funds and weighted average rate			4.12%	$285,619

Total other borrowed funds and weighted average rate			3.87%	$361,069

Shareholders’ Equity

Shareholders’ equity at March 31, 2008 was $162.8 million, an increase of $3.3 million, compared to $159.5 million at December 31, 2007. The increase in shareholders’ equity was a result of our net income for the first quarter of 2008 of $2.0 million.  In addition, accumulated other comprehensive income increased $1.8 million for the first quarter of 2008.  During the first quarter of 2008, we repurchased 37,500 shares of our common stock under our share repurchase plan for a cost of $290,000.  Book value per share at March 31, 2008 was $6.74 compared to $6.45 at December 31, 2007. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at March 31, 2008 was $5.97 compared to $5.82 at December 31, 2007.

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

For the three months ended March 31, 2008, the commercial banking segment recorded net income of $2.2 million compared to $1.8 million for the same period of 2007, an increase of $372,000. The increase in net income is primarily related to increases in net interest margin.  Provision for loan losses increased $40,000 to $320,000 for the three months ended March 31, 2008 compared to $280,000 for the three months ended March 31, 2007.  Noninterest income increased $70,000 to $1.1 million for the three months ended March 31, 2008 compared to $996,000 for the three months ended March 31, 2007.  Noninterest expense increased $225,000 to $7.7 million for the three months ended March 31, 2008 compared to $7.5 million for the same period of 2007.  The increase in noninterest expense is a result of the branch expansion that occurred during the first quarter of 2007, along with increases in data processing and advertising expense to support the Bank’s branch network.  At March 31, 2008, total assets for this segment were $1.67 billion, loans receivable, net of deferred fees and costs, were $1.04 billion and total deposits were $1.14 billion. At March 31, 2007, total assets were $1.65 billion, loans receivable, net of deferred fees and costs, were $870.8 million and total deposits were $1.23 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended March 31, 2008 and 2007, the mortgage banking segment recorded net income of $542,000 and $538,000, respectively. During the first quarter of 2008, we adopted SFAS No. 157 and SAB No. 109, which resulted in an increase of $597,000 net of tax to our first quarter operating results.  Noninterest income decreased $642,000 to $2.6 million for the three months ended March 31, 2008 compared to $3.3 million for the same three month period of 2007.  Noninterest expense decreased $635,000, or 20%, to $2.6 million for the three months ended March 31, 2008 compared to $3.2 million for the same three month period of 2007.  At March 31, 2008, total assets for this segment were $169.1 million; loans held for sale were $153.3 million and mortgage funding checks were $6.3 million. At March 31, 2007, total assets were $330.6 million; loans held for sale were $314.3 million and mortgage funding checks were $44.6 million.

The decreases in assets and loan volumes have resulted from the slowdown in the housing market and the tightening of credit conditions. In reaction, we have decreased operating expenses primarily through reductions in head count.

Wealth Management and Trust Services

The wealth management and trust services segment provides investment and financial services to businesses and individuals, including financial planning, retirement/estate planning,

trusts, estates, custody, investment management, escrows, and retirement plans. Operations of the Bank’s trust division, CWS and Wilson/Bennett are included in this operating segment.

For the three months ended March 31, 2008 and 2007, the wealth management and trust services segment recorded net income of $18,000 and $31,000, respectively. For the three months ended March 31, 2008 and 2007, noninterest income was $900,000 and $1.0 million, respectively.  The decrease in noninterest income is primarily attributable to employee turnover at CWS.  Noninterest expense for the three months ended March 31, 2008 and 2007 were $873,000 and $1.0 million, respectively.  The decrease in noninterest expense is primarily attributable to decreases in salary and benefits expense and professional fees at CWS and Wilson/Bennett.  At March 31, 2008, total assets were $3.7 million and managed and custodial assets were $3.4 billion. At March 31, 2007, total assets for this segment were $5.3 million and managed and custodial assets were $6.2 billion. The decrease in managed and custodial assets is primarily attributable to a decrease in managed assets at our trust division due to the loss of low margin custody relationships with two clients.

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

At March 31, 2008, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 12.10% and 12.99%, respectively. At December 31, 2007, our Tier 1 and total risk-based capital ratios were 12.10% and 12.98%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions. Table 10 provides additional information pertaining to our capital ratios.

Capital Components

At March 31, 2008 and December 31, 2007

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Cardinal Financial Corporation (Consolidated):
At March 31, 2008
Total risk-based capital/ Total capital to risk-weighted assets	$176,308	12.99%	$108,570	>	8.00%	$135,712	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	164,245	12.10%	54,285	>	4.00%	81,427	>	6.00%
Tier I capital/ Total capital to average assets	164,245	10.15%	64,742	>	4.00%	80,927	>	5.00%

At December 31, 2007
Total risk-based capital/ Total capital to risk-weighted assets	$174,523	12.98%	$107,569	>	8.00%	$134,461	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	162,691	12.10%	53,785	>	4.00%	80,677	>	6.00%
Tier I capital/ Total capital to average assets	162,691	10.26%	63,456	>	4.00%	79,320	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio
At March 31, 2008
Total risk-based capital/ Total capital to risk-weighted assets	$162,770	12.02%	$108,306	>	8.00%	$135,383	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	150,707	11.13%	54,153	>	4.00%	81,230	>	6.00%
Tier I capital/ Total capital to average assets	150,707	9.33%	64,621	>	4.00%	80,776	>	5.00%

At December 31, 2007
Total risk-based capital/ Total capital to risk-weighted assets	$159,745	11.91%	$107,308	>	8.00%	$134,135	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	147,913	11.03%	53,654	>	4.00%	80,481	>	6.00%
Tier I capital/ Total capital to average assets	147,913	9.34%	63,331	>	4.00%	79,163	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing business activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable. The required payments under such obligations are detailed in Table 11.

Contractual Obligations

At March 31, 2008

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$434,431	$347,437	$84,262	$2,732	$—

Brokered certificates of deposit	14,988	6,797	4,960	3,231	—

Advances from the Federal Home Loan Bank of Atlanta	275,833	10,833	—	135,000	130,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	19,921	4,847	4,397	6,010	4,667

Total	$765,792	$369,914	$93,619	$146,973	$155,286

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

At March 31, 2008, commitments to extend credit were $418.4 million and standby letters of credit were $10.3 million. The liability associated with standby letters of credit at March 31, 2008 was $11,000.

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

Standby letters of credit are conditional commitments we issued to guarantee the performance of the contractual obligations by a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. We hold certificates of deposit, deposit accounts, real estate or other appropriate forms of collateral supporting those commitments for which collateral is deemed necessary.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.

George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of March 31, 2008 was $18,000.  In addition, George Mason has established a reserve of $100,000 for the estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable.  For the quarter ended March 31, 2008, George Mason has not repurchased nor settled with investors on any such loans.

George Mason, as part of the service it provides to its managed companies, purchases the loans managed companies originate at the time of origination.  These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable, the managed company be responsible for buying back the loan.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.  As of March 31, 2008, we do not believe that we will incur any losses to fund any such loans that were originated by a managed company.

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

Liquidity

Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting noncash items into cash.  The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service and pricing.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $341.9 million at March 31, 2008 or 20% of total assets. We held investments that are classified as held-to-maturity in the amount of $61.8 million at March 31, 2008. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly a third of its investment securities to the Federal Home Loan Bank of Atlanta with additional investment securities pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at March 31, 2008 was $98.3 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $42.0 million at March 31, 2008. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

At March 31, 2008, we were liability sensitive for the entire two year simulation period.   Liability sensitive means that we had more liabilities repricing than assets. We have more of our liabilities in non-maturity or short-term deposit products than we have in floating rate assets.  In a decreasing interest rate environment, net interest income would grow for a liability sensitive bank.  In the down 200 basis point scenario, net interest income improves by not more than 10.5% for the one year period and by not more than 13.8% over the two year time horizon. In the up 200 basis point scenario, for a liability sensitive bank, net interest income should contract in a rising rate environment.  In the up 200 basis point scenario, net interest income decreases by not more than 6.2% in the first year and decreases by not more than 5.5% over the two year time horizon compared to the base case.

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

At March 31, 2008, we were liability sensitive for the entire two year simulation period.   Liability sensitive means that we had more liabilities repricing than assets. We have more of our liabilities in non-maturity or short-term deposit products than we have in floating rate assets.  In a decreasing interest rate environment, net interest income would grow for a liability sensitive bank.  In the down 200 basis point scenario, net interest income improves by not more than 10.5% for the one year period and by not more than 13.8% over the two year time horizon.  In the up 200 basis point scenario, for a liability sensitive bank, net interest income should contract in a rising rate environment.  In the up 200 basis point scenario, net interest income decreases by not more than 6.2% in the first year and decreases by not more than 5.5% over the two year time horizon compared to the base case.

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

On February 28, 2008, OneBeacon Midwest Company (“OneBeacon”) filed a complaint for declaratory judgment in the U.S. District Court for the Eastern District of Virginia.  OneBeacon provides insurance coverage for us and we have filed an insurance claim and proof of loss to recover the $3.5 million attributable to the loss recorded in 2007 on the escrow arrangement between Liberty Growth Fund LP and AIMS Worldwide, Inc.  OneBeacon is seeking a determination of their rights and obligations under a Financial Institution Bond issued by OneBeacon to us with respect to this claim and proof of loss.  Through this action, OneBeacon seeks a court declaration that the Financial Institution Bond does not provide coverage for our claim.

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities.  The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2007.  These risk factors have not changed as of the date of this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)         Not applicable.

(c)          For the three months ended March 31, 2008, we purchased 37,500 shares of our common stock at a total cost of $290,000.  All of these shares have been cancelled and retired.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2008	—	—	—	—
February 1 – February 29, 2008	17,500	7.99	17,500	704,360
March 1 – March 31, 2008	20,000	7.49	20,000	684,360
Total	37,500	7.72	37,500	684,360

On February 26, 2007, the Board of Directors adopted and we announced a program to repurchase up to 1,000,000 shares of our common stock.  The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that we will purchase shares during any period.  No termination date was set for the buyback program. Shares may be purchased in the open market or through privately negotiated transactions.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  None.

(b)  Not applicable.

(c)  None.

(d)  None.

Item 5.  Other Information

(a)  None

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: May 12, 2008	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2008	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2008	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)