Form 10-Q
period 2008-06-30
CARDINAL FINANCIAL CORP
filed 2008-08-08
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

24,106,985 shares of common stock, par value $1.00 per share,

outstanding as of August 4, 2008

CARDINAL FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2008 and December 31, 2007

(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$18,731	$20,622
Federal funds sold	11,299	1,799

Total cash and cash equivalents	30,030	22,421
Investment securities available-for-sale	318,015	285,998
Investment securities held-to-maturity (market value of $54,371 and $78,168 at June 30, 2008 and December 31, 2007, respectively)	55,550	78,948

Total investment securities	373,565	364,946

Other investments	16,383	14,188
Loans held for sale	156,077	170,487
Loans receivable, net of deferred fees and costs	1,070,754	1,039,684
Allowance for loan losses	(12,390)	(11,641)

Loans receivable, net	1,058,364	1,028,043

Premises and equipment, net	17,418	18,463
Deferred tax asset	7,503	6,638
Goodwill and intangibles, net	17,113	17,239
Bank-owned life insurance	32,891	32,316
Accrued interest receivable and other assets	16,989	15,290

Total assets	$1,726,333	$1,690,031

Liabilities and Shareholders’ Equity

Noninterest bearing deposits	$138,524	$123,994
Interest bearing deposits	975,069	972,931

Total deposits	1,113,593	1,096,925

Other borrowed funds	425,495	400,060
Mortgage funding checks	7,912	9,403
Escrow liabilities	1,423	1,016
Accrued interest payable and other liabilities	18,308	23,164

Total liabilities	1,566,731	1,530,568

	2008	2007
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	24,106,985	24,201,561	24,107	24,202

Additional paid-in capital	131,033	131,516
Retained earnings	6,549	4,213
Accumulated other comprehensive loss, net	(2,087)	(468)

Total shareholders’ equity	159,602	159,463

Total liabilities and shareholders’ equity	$1,726,333	$1,690,031

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and six months ended June 30, 2008 and 2007

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans receivable	$15,754	$15,421	$32,366	$30,017
Loans held for sale	1,955	5,319	4,084	9,698
Federal funds sold	178	96	316	1,094
Investment securities available-for-sale	3,447	3,069	6,755	5,889
Investment securities held-to-maturity	628	960	1,377	1,963
Other investments	215	183	433	332

Total interest income	22,177	25,048	45,331	48,993

Interest expense:
Deposits	7,859	11,740	17,207	23,809
Other borrowed funds	3,273	3,076	6,745	5,116
Total interest expense	11,132	14,816	23,952	28,925
Net interest income	11,045	10,232	21,379	20,068

Provision for loan losses	769	475	1,089	755
Net interest income after provision for loan losses	10,276	9,757	20,290	19,313

Noninterest income:
Service charges on deposit accounts	535	502	1,062	968
Loan service charges	354	436	664	822
Investment fee income	922	1,111	1,823	2,135
Realized and unrealized gains on mortgage banking activities	1,576	2,435	3,893	5,065
Net realized gain on investment securities available-for-sale	214	—	214	14
Net realized loss on investment securities trading	(5)	(3)	(9)	(11)
Management fee income	302	348	386	670
Litigation recovery on previously impaired investment	—	33	190	66
Other income	477	447	764	890

Total noninterest income	4,375	5,309	8,987	10,619

Noninterest expense:
Salary and benefits	5,493	6,049	11,495	12,645
Occupancy	1,377	1,337	2,776	2,627
Professional fees	615	426	1,198	916
Depreciation	593	797	1,239	1,597
Data processing	413	355	855	699
Telecommunications	252	286	486	578
Amortization of intangibles	63	63	127	127
Settlement with mortgage correspondent	1,800	—	1,800	—
Other operating expenses	3,033	2,995	5,485	5,483

Total noninterest expense	13,639	12,308	25,461	24,672

Net income before income taxes	1,012	2,758	3,816	5,260

Provision for income taxes	138	816	900	1,553
Net income	$874	$1,942	$2,916	$3,707
Earnings per common share - basic	$0.04	$0.08	$0.12	$0.15
Earnings per common share - diluted	$0.04	$0.08	$0.12	$0.15
Weighted-average common shares outstanding - basic	24,370,905	24,448,103	24,426,234	24,478,817
Weighted-average common shares outstanding - diluted	24,858,450	24,975,595	24,867,818	25,000,523

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and six months ended June 30, 2008 and 2007

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$874	$1,942	$2,916	$3,707
Other comprehensive loss:
Unrealized loss on available-for-sale investment securities:
Unrealized holding loss arising during the period, net of tax benefit of $1.9 million and $750,000 for the three and six months ended June 30, 2008 and tax benefit of $1.1 million and $1.0 million for the three and six months ended June 30, 2007	(3,341)	(2,168)	(1,270)	(1,923)

Less: reclassification adjustment for gains included in net income net of tax expense of $73 thousand in 2008 and $5 thousand in 2007	(141)	—	(141)	(9)

	(3,482)	(2,168)	(1,411)	(1,932)

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $29 and $114 for the three and six months ended June 30, 2008 and tax expense of $133 and $112 for the three and six months ended June 30, 2007	32	(240)	(208)	(202)

Comprehensive income (loss)	$(2,576)	$(466)	$1,297	$1,573

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2008 and 2007

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

Balance, December 31, 2006	24,459	$24,459	$132,985	$705	$(2,276)	$155,873

Stock options exercised	15	15	53	—	—	68

Payment of deferred compensation shares	—	—	4	—	—	4

Purchase and retirement of common stock	(224)	(224)	(1,966)	—	—	(2,190)

Dividends on common stock of $0.02 per share	—	—	—	(490)	—	(490)

Change in accumulated other comprehensive loss	—	—	—	—	(2,134)	(2,134)

Net income	—	—	—	3,707	—	3,707

Balance, June 30, 2007	24,250	$24,250	$131,076	$3,922	$(4,410)	$154,838

Balance, December 31, 2007	24,202	$24,202	$131,516	$4,213	$(468)	$159,463

Stock compensation expense, net of tax benefits	—	—	197	—	—	197

Cumulative effect adjustment at January 1, 2008 for the adoption of SFAS No. 157	—	—	—	(96)	—	(96)

Stock options exercised	—	—	1	—	—	1

Purchase and retirement of common stock	(95)	(95)	(681)	—	—	(776)

Dividends on common stock of $0.02 per share	—	—	—	(484)	—	(484)

Change in accumulated other comprehensive loss	—	—	—	—	(1,619)	(1,619)

Net income	—	—	—	2,916	—	2,916
Balance, June 30, 2008	24,107	$24,107	$131,033	$6,549	$(2,087)	$159,602

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income	$2,916	$3,707
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,239	1,597
Amortization of premiums, discounts and intangibles	203	327
Provision for loan losses	1,089	755
Loans held for sale originated	(687,458)	(1,316,041)
Proceeds from the sale of loans held for sale	705,761	1,306,910
Gain on sales of loans held for sale	(3,893)	(5,065)
Proceeds from sale, maturity and call of investment securities trading	7,848	3,988
Purchase of investment securities trading	(7,856)	(3,999)
Loss on sale of investments securities trading	8	11
Gain on sale of investment securities available-for-sale	(214)	(14)
Increase in cash surrender value of bank-owned life insurance	(575)	(857)
Stock compensation expense, net of tax benefits	197	—
Increase in accrued interest receivable, other assets and deferred tax asset	(1,662)	(4,891)
Increase in accrued interest payable, escrow liabilities and other liabilities	1,734	2,320

Net cash provided by (used in) operating activities	19,337	(11,252)

Cash flows from investing activities:
Purchases of premises and equipment	(194)	(1,175)
Proceeds from sale, maturity and call of investment securities available-for-sale	89,070	31,946
Proceeds from maturity and call of investment securities held-to-maturity	16,492	2,000
Proceeds from sale of other investments	911	2,000
Purchase of investment securities available-for-sale	(110,216)	(63,142)
Purchase of mortgage-backed securities available-for-sale	(34,758)	(30,940)
Purchase of other investments	(3,106)	(4,063)
Redemptions of investment securities available-for-sale	15,563	11,269
Redemptions of investment securities held-to-maturity	6,820	7,040
Net increase in loans receivable, net of deferred fees and costs	(31,410)	(83,234)

Net cash used in investing activities	(50,828)	(128,299)

Cash flows from financing activities:
Net increase (decrease) in deposits	16,668	(33,049)
Net increase (decrease) in other borrowed funds - short term	(23,315)	132,236
Net decrease in mortgage funding checks	(1,491)	(12,271)
Proceeds from FHLB advances - long term	80,000	65,000
Repayments of FHLB advances - long term	(31,250)	(20,250)
Gain from early extinguishment of long term FHLB advance	(253)	—
Stock options exercised	1	68
Purchase and retirement of common stock	(776)	(2,190)
Deferred compensation payments	—	4
Dividends on common stock	(484)	(490)

Net cash provided by financing activities	39,100	129,058

Net increase (decrease) in cash and cash equivalents	7,609	(10,493)

Cash and cash equivalents at beginning of the period	22,421	36,076

Cash and cash equivalents at end of the period	$30,030	$25,583

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,952	$28,626
Cash paid for income taxes	3,336	3,725

Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$—	$6,968

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the “Company”) is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the “Bank”), a state-chartered institution and its subsidiary, George Mason Mortgage, LLC (“George Mason”), a mortgage banking company based in Fairfax, Virginia. The Company also owns Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm and Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary.  The Bank also has a trust division, Cardinal Trust and Investment Services.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2

Stock-Based Compensation

At June 30, 2008, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. There were 671 shares of the Company’s common stock available for future grants in the Option Plan as of June 30, 2008.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting and award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan currently authorizes grants and awards with respect to 2,420,000 shares of the Company’s common stock.  There are 223,908 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of June 30, 2008.

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

Total expense related to the Company’s share-based compensation plans for the three months ended June 30, 2008 and 2007 was $122,000 and $79,000, respectively. Total stock compensation expense for the six months ended June 30, 2008 and 2007 was $197,000 and $179,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $41,000 and $28,000 for the three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, the total income tax benefit recognized in the income statement for share-based compensation was $67,000 and $63,000, respectively.

Options granted for each of the three and six months ended June 30, 2008 were 16,200. Options granted during the three and six months ended June 30, 2007 were none and 500, respectively.  The weighted average per share fair value of stock option grants during the three months ended June 30, 2008 was $3.08.  The weighted average per share fair value of stock option grants made for the six months ended June 30, 2007 was $4.89.  The fair values of the options granted during all periods for 2008 and 2007 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2008	2007

Estimated option life	6.5 years	6.5 years	6.5 years
Risk free interest rate	3.44%	3.44%	4.81%
Expected volatility	40.50%	40.50%	42.10%
Expected dividend yield	0.56%	0.56%	0.40%

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

Stock option activity during the six months ended June 30, 2008 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding at December 31, 2007	2,428,353	$8.53
Granted	16,200	7.08
Exercised	(200)	5.44
Forfeited	(7,350)	10.24
Outstanding at June 30, 2008	2,437,003	$8.72	6.26	$(5,987)
Options exercisable at June 30, 2008	2,204,503	$8.44	6.06	$(4,802)

Total intrinsic value of options exercised for each of the three and six months ended June 30, 2008 were less than $1,000.  For the options exercised during the three and six months ended June 30, 2007, the intrinsic values were $26,000 and $75,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the six months ended June 30, 2008 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2007	292,028	$5.30
Granted	16,200	3.08
Vested	(75,628)	4.56
Forfeited	(100)	3.05
Balance at June 30, 2008	232,500	$5.39

At June 30, 2008, there was $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares that vested during the three months ended June 30, 2008 and 2007 was $110,000 and $165,000, respectively. For the six months ended June 30, 2008 and 2007, the total fair value of shares that vested was $278,000 and $525,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2008 and 2007 is as follows:

At and for the Three Months Ended June 30, 2008 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$10,437	$884	$—	$(276)	$—	$11,045
Provision for loan losses	605	164	—	—	—	769
Non-interest income	1,358	2,088	922	7	—	4,375
Non-interest expense	7,355	4,694	844	746	—	13,639
Provision for income taxes	1,105	(649)	27	(345)	—	138
Net income (loss)	$2,730	$(1,237)	$51	$(670)	$—	$874

Total Assets	$1,698,916	$172,952	$3,625	$173,959	$(323,119)	$1,726,333
Average Assets	$1,645,803	$147,394	$3,630	$178,222	$(322,179)	$1,652,870

At and for the Three Months Ended June 30, 2007 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$9,720	$801	$—	$(289)	$—	$10,232
Provision for loan losses	475	—	—	—	—	475
Non-interest income	1,027	3,159	1,111	12	—	5,309
Non-interest expense	7,671	3,155	863	619	—	12,308
Provision for income taxes	851	288	(14)	(309)	—	816
Net income (loss)	$1,750	$517	$262	$(587)	$—	$1,942

Total Assets	$1,720,894	$372,418	$4,516	$173,312	$(493,252)	$1,777,888
Average Assets	$1,636,066	$303,576	$4,460	$172,103	$(469,383)	$1,646,822

At and for the Six Months Ended June 30, 2008 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$20,390	$1,632	$—	$(643)	$—	$21,379
Provision for loan losses	925	164	—	—	—	1,089
Non-interest income	2,423	4,723	1,822	19	—	8,987
Non-interest expense	15,069	7,250	1,716	1,426	—	25,461
Provision for income taxes	1,923	(364)	38	(697)	—	900
Net income (loss)	$4,896	$(695)	$68	$(1,353)	$—	$2,916

Total Assets	$1,698,916	$172,952	$3,625	$173,959	$(323,119)	$1,726,333
Average Assets	$1,635,886	$145,197	$3,677	$177,964	$(318,406)	$1,644,318

At and for the Six Months Ended June 30, 2007 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$19,086	$1,552	$—	$(570)	$—	$20,068
Provision for loan losses	755	—	—	—	—	755
Non-interest income	2,025	6,435	2,135	24	—	10,619
Non-interest expense	15,160	6,347	1,904	1,261	—	24,672
Provision for income taxes	1,650	587	(61)	(623)	—	1,553
Net income (loss)	$3,546	$1,053	$292	$(1,184)	$—	$3,707

Total Assets	$1,720,894	$372,418	$4,516	$173,312	$(493,252)	$1,777,888
Average Assets	$1,617,736	$278,475	$4,900	$167,955	$(438,667)	$1,630,399

At June 30, 2008, the Company did not have any operating segments other than those reported. Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment. The parent company’s most significant assets are its net investments in its subsidiaries. The parent company’s net interest expense is comprised of interest income from short-term investments and interest expense on trust preferred securities. The parent company’s non-interest expense is primarily non-allocable executive salaries and professional services related to the Company’s regulatory requirements.

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007. Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 242,715 and 54,905 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, stock options issued that were excluded from the diluted earnings per share calculation because the exercise prices were greater than the average market price were 232,881 and 41,867, respectively.

	Three Months Ended		Six Months Ended
(In thousands,	June 30,		June 30,
except per share data)	2008	2007	2008	2007

Net income available to common shareholders	$874	$1,942	$2,916	$3,707

Weighted average common shares - basic	24,371	24,448	24,426	24,479

Weighted average common shares - diluted	24,858	24,976	24,868	25,001

Earnings per common share - basic	$0.04	$0.08	$0.12	$0.15

Earnings per common share - diluted	$0.04	$0.08	$0.12	$0.15

Basic earnings per share is impacted by the number of shares required to be issued under the Company’s various deferred compensation plans, and diluted earnings per share is impacted by those common shares which may be, but are not required to be, issued (depending on the elections of the participants) under these plans.

The following shows the composition of basic outstanding shares for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Weighted average common shares outstanding	24,144	24,393	24,166	24,428
Weighted average shares attributable to the deferred compensation plans	227	55	260	51
Total weighted average shares - basic	24,371	24,448	24,426	24,479

The following shows the composition of diluted outstanding shares for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Weighted average shares outstanding - basic (from above)	24,371	24,448	24,426	24,479
Incremental weighted average shares attributable to deferred compensation plans	330	264	283	253
Weighted average shares attributable to vested stock options	157	264	159	269
Incremental shares attributable to unvested stock options	—	—	—	—
Total weighted average shares - diluted	24,858	24,976	24,868	25,001

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

At June 30, 2008, accumulated other comprehensive income included an after-tax unrealized gain of $519,000 related to forward loan sales contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at June 30, 2008 that is related to the Company’s cash flow hedges will be recognized in earnings during the third quarter of 2008. For the three and six months ended June 30, 2008, the hedge ineffectiveness recorded through earnings was immaterial.

At June 30, 2008, the Company had $67.3 million in loan commitments and associated forward sales and had $115.1 million in forward sales associated with $115.1 million of loans held for sale contracts. Loans held for sale that are classified as construction-to-permanent total $43.2 million at June 30, 2008 and are not sold forward until the construction phase has been completed.  At June 30, 2008, the derivative asset was $3.2 million and the derivative liability was $3.5 million.

Note 6

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at June 30, 2008 is as follows:

			Wealth Management
	Mortgage Banking		and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2007	$1,781	$643	$795	$489	$2,576	$1,132
2008 activity:
Customer relationship intangibles	—	99	—	20	—	119
Trade name	—	—	—	8	—	8
Balance at June 30, 2008	$1,781	$742	$795	$517	$2,576	$1,259

The aggregate amortization expense was $63,000 for each of the three months ended June 30, 2008 and 2007.    For each of the six months ended June 30, 2008 and 2007, the aggregate amortization expense was $127,000.

The estimated amortization expense for the next five years is as follows:

(In thousands)
2008 (July – December)	$119
2009	238
2010	238
2011	238
2012	238
2013 and thereafter	246

The carrying amount of goodwill at June 30, 2008 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2007	$22	$12,941	$2,832	$15,795
2008 activity	—	—	—	—
Balance at June 30, 2008	$22	$12,941	$2,832	$15,795

Goodwill of each of the Company’s business segments is tested for impairment on an annual basis or more frequently if events or circumstances warrant. During the period ending June 30, 2008, the Company performed an evaluation of the goodwill associated with its acquisition of Wilson/Bennett, part of the wealth management and trust services segment, and no impairment was indicated.

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

At June 30, 2008, commitments to extend credit were $409.4 million and standby letters of credit were $7.7 million. The Company has a liability of $9,000 associated with standby letters of credit at June 30, 2008. The majority of standby letters of credit outstanding at June 30, 2008 are collateralized.  Commitments to extend credit of $67.3 million as of June 30, 2008 are related to George Mason’s pipeline and are of a short term nature.

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

George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of June 30, 2008 was $14,000.

George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers’ failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable.  In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans managed companies originate at the time of origination.  These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers’ failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable, the managed company be responsible for buying back the loan.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.

During the second quarter of 2008, George Mason entered into an agreement with a mortgage correspondent related to the loan purchase agreement between the two parties.  This agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $2.8 million payment to the correspondent.  In addition, while the Company believes there is immaterial exposure under this agreement, over the course of the next two years there is a potential payment of no more than $0.03 diluted earnings per share in total on a declining basis over the two year period.  In conjunction with the agreement, George Mason entered into similar agreements with certain managed companies, from which George Mason purchased loans and subsequently sold to this mortgage correspondent.  These settlement agreements provided for a total payment of $1.0 million to George Mason by those managed companies of which $400,000 has already been paid.

George Mason’s reserve for possible loan repurchases was $260,000 at June 30, 2008.  George Mason funded a repurchased loan that was originated by a managed company, for which the managed company is paying back George Mason.

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

Upon adoption or at any point during the six months ended June 30, 2008, the Company did not designate any asset or liability to be measured at fair value under SFAS No. 159.

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

Information pertaining to the Company’s investment securities available-for-sale portfolio and interest rate swap derivatives as of June 30, 2008 is shown below:

At June 30, 2008 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$318,015		$318,015
Derivative asset - interest rate swaps	720		720
Derivative liability - interest rate swaps	563		563

Fair Value of Interest Rate Lock Commitments, Forward Loan Sales and Mortgage Loans Held for Sale

In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by George Mason.  All borrowers are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into best efforts forward sales contracts to sell loans to investors.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  Both the rate lock commitments to the borrowers and the forward sales contracts to investors are undesignated derivatives pursuant to the requirements of SFAS No. 133, and, accordingly, are marked to fair value through earnings.

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

The effects of fair value measurements for the interest rate lock commitment derivatives and forward sales contract derivatives on earnings in the six months ended June 30, 2008 were as follows and were all based on Level 2 inputs:

(in thousands)	Notional or Principal Amount	Expected Premium (Discount) to Par	Movement of Interest Rates	Security Price Change	Total Fair Value Adjustment
Rate lock commitments	$137,415	$628	$233	$—	$861
Forward sales contracts	254,200	—	—	184	184
Loans held for sale	116,785	1,052	(417)	—	635
		$1,680	$(184)	$184	$1,680

For the three months ended March 31, 2008 (the period of adoption), the effects of fair value measurements for the interest rate lock commitment derivatives and forward sales contract derivatives on earnings were as follows and were all based on Level 2 inputs:

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

Prior to the adoption of SAB No. 109 and SFAS No. 157, the fair value calculation for interest rate lock commitments and forward sales contracts only considered the effects of interest rate changes between the date of the rate lock and either the loan closing date or the balance sheet date.  For the three months ended June 30, 2008, the change in fair value of the interest rate lock commitments, loans held for sale, and forward loan sales contracts based only on changes in market interest rates was $491,000.   Interest rate movements have an offsetting impact on the security prices that serve to measure the fair value of these instruments.

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

Managed Company Loans

George Mason serves as a pass through conduit for the managed companies to sell loans to investors on the secondary market.  Concurrent with entering into a rate lock agreement with a borrower, the managed company loan is sold forward to an investor in the secondary market.  After the managed company closes the loan, it is assigned to George Mason.  George Mason then facilitates the transfer of the loan to the investor.  George Mason does not earn any spread or other fees from the loan assignment nor from the transfer to the investor.  All gains in the loan sale are earned by the managed company.  At June 30, 2008, loans held for sale includes $50.4 million of loans originated by the managed companies that will be delivered to the investors by George Mason.  Any change in the fair value of the loans held for sale originated by the managed company will result in an equal and offsetting change in liability to the managed company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2008 and December 31, 2007 and the unaudited results of our operations for the three and six months ended June 30, 2008 and 2007. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Overview

We are a locally managed financial holding company headquartered in Tysons Corner, Virginia, committed to providing superior customer service, a diversified mix of financial products and services, and convenient banking to our retail and business customers. We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank, Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary, and Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm. Through these three subsidiaries and George Mason Mortgage, LLC (“George Mason”), a mortgage banking subsidiary of the Bank, we offer a wide range of traditional banking products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium-sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys. We have 25 branch office locations and six mortgage banking office locations and provide competitive products and services. We complement our core banking operations by offering a full range of investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc., asset management services through Wilson/Bennett and services through our trust division which include trust, estates, custody, investment management, escrows, and retirement plans. The trust division is included, along with CWS and Wilson/Bennett, in the wealth management and trust services segment.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115.  SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not designated any instruments to be accounted for under SFAS No. 159.

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

Statements of Income

General

Net income for the three months ended June 30, 2008 and 2007 was $874,000 and $1.9 million, respectively, a decrease of $1.1 million, or 55%.  The decrease in net income is primarily a result of a one-time cash settlement with one of George Mason’s mortgage correspondents related to the loan purchase agreement between the two parties.  This one-time settlement agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $2.8 million payment to the correspondent.  George Mason also entered into similar agreements with certain third party mortgage companies from which George Mason purchased mortgage loans and subsequently sold to this mortgage correspondent.  These settlement agreements provided for a total payment of $1.0 million to George Mason by those third party mortgage companies.  Excluding the one-time cash settlement, we would have recorded net income of $2.1 million for the three months ended June 30, 2008, an increase of $111,000 as compared to the second quarter of 2007. We believe this cash settlement is a one-time event and we do not expect future similar settlements. A reconciliation of this non-GAAP financial measure to our GAAP financial information is presented in Table 1 below.

Net income for the six months ended June 30, 2008 and 2007 was $2.9 million and $3.7 million, respectively, a decrease of $791,000, or 21%.  Again, our six months ended June 30, 2008 was impacted by the above referenced cash settlement with a mortgage correspondent.  Excluding this settlement, net income for the six months ended June 30, 2008 was $4.1 million, an increase of $388,000 as compared to the six months ended June 30, 2007. A reconciliation of this non-GAAP financial measure to our GAAP financial information is presented in Table 1 below.

Net interest income after the provision for loan losses increased $519,000 to $10.3 million for the three months ended June 30, 2008 compared to $9.8 million for the three months ended June 30, 2007.  The increase in net interest income after provision for loan losses is a direct result of a decrease in our interest expense for the three months ended June 30, 2008 of $3.7 million, offset by a decrease in interest income of $2.9 million and an increase in provision for loan losses of $294,000 all as compared to the same period of 2007.

For the six months ended June 30, 2008 and 2007, net interest income after provision for loan losses was $20.3 million and $19.3 million, respectively, an increase of $977,000, or 5%.  The increase in net interest income after provision for loan losses is a direct result of a decrease in our interest expense for the six months ended June 30, 2008 of $5.0 million, offset by a decrease in interest income of $3.7 million and an increase in provision for loan losses of $334,000 all as compared to the same year to date period of 2007.

Noninterest income for the three months ended June 30, 2008 was $4.4 million, a decrease of $934,000, or 18%, compared to $5.3 million for the three months ended June 30, 2007.  For the six months ended June 30, 2008, noninterest income decreased $1.6 million, or 15%, to $9.0 million from $10.6 million for the six months ended June 30, 2007.   The decrease in noninterest income is primarily due to the decrease in realized and unrealized gains on mortgage banking activities of $859,000 and $1.2 million for the three and six months ended June 30, 2008, respectively, as compared to the same three and six month periods of 2007.  Management fee income also decreased to $302,000 and $386,000 for the three and six months ended June 30, 2008, compared to $348,000 and $670,000 for the three and six month periods of

2007.  These decreases are a result of the tightening credit conditions within the mortgage industry and the slowdown in the regional housing market.

Noninterest expense increased $1.3 million, or 11%, to $13.6 million for the three months ended June 30, 2008, compared to $12.3 million for the same period of 2007.  For the six months ended June 30, 2008 and 2007, noninterest expense was $25.5 million and $24.7 million, respectively, an increase of $789,000, or 3%.  The increase in noninterest expense for both the three and six months ended June 30, 2008 as compared to the same periods of 2007, was a result of the above referenced cash settlement with a mortgage correspondent.  Excluding this one-time settlement, noninterest expense for the three and six months ended June 30, 2008 was $11.8 million and $23.7 million, respectively, a decrease of $469,000 and $1.0 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods of 2007.  A reconciliation of this non-GAAP financial measure to our GAAP financial information is presented in Table 1 below.  The decrease in noninterest expense before the cash settlement is primarily attributable to a decrease in salary and benefits expense of $556,000 for the three months ended June 30, 2008 compared to the same period of 2007 due to the decrease in the level of staffing and commissions paid at our mortgage banking subsidiary.  For the six months ended June 30, 2008, salaries and benefits expense decreased $1.2 million when compared to the six months ended June 30, 2007, again due to decreases in staffing levels and commissions paid at our mortgage banking subsidiary.

Basic and diluted earnings per common share were each $0.04 for the three months ended June 30, 2008.  Basic and diluted earnings per common share for the three months ended June 30, 2007 were each $0.08.  For the six months ended June 30, 2008, basic and diluted earnings per share were each $0.12 and for the six months ended June 30, 2007, basic and diluted earnings per share were each $0.15.  Weighted average fully diluted shares outstanding for the three months ended June 30, 2008 and 2007 were 24,858,450 and 24,975,595, respectively.  For the six months ended June 30, 2008 and 2007, weighted average fully diluted shares outstanding were 24,867,818 and 25,000,523, respectively.

Return on average assets for the three months ended June 30, 2008 and 2007 was 0.21% and 0.47%, respectively. Return on average equity for the three months ended June 30, 2008 and 2007 was 2.14% and 4.91%, respectively. For the six months ended June 30, 2008 and 2007, return on average assets was 0.35% and 0.45%, respectively.  For the six months ended June 30, 2008 and 2007, return on average equity was 3.59% and 4.71%, respectively.

Net income attributable to the commercial banking segment for the three months ended June 30, 2008 and 2007 was $2.7 million and $1.8 million, respectively.  For the six months ended June 30, 2008 and 2007, net income from the commercial banking segment was $4.9 million and $3.5 million, respectively.  The increase in net income for the three and six months ended June 30, 2008 compared to the same periods of 2007 in the commercial banking segment is primarily attributable to increases in net interest income and noninterest income.

The mortgage banking segment reported a net loss of $1.2 million for the three months ended June 30, 2008 compared to net income of $517,000 for the three months ended June 30, 2007.  The net loss for the three months ended June 30, 2008 was primarily attributable to the previously mentioned one-time cash settlement to a mortgage correspondent and decreases in noninterest income due to decreased loan sale volume when comparing the periods.  For the six months ended June 30, 2008, the mortgage banking segment reported a net loss of $695,000 compared to net income of $1.1 million for the six months ended June 30, 2007.  Excluding the one-time cash settlement, the mortgage banking segment would have recorded a net loss of

$58,000 for the three months ended June 30, 2008 and net income of $484,000 for the six months ended June 30, 2008.  A reconciliation of this non-GAAP financial measure to our GAAP financial information is presented in Table 1 below.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded net income of $51,000 and $262,000 for the three month periods ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, this business segment reported net income of $68,000 and $292,000, respectively.

Table 1.

Reconciliation of GAAP to Non-GAAP Financial Measures

For the Three and Six Months Ended June 30, 2008 and 2007

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

GAAP reported non-interest expense	$13,639	$12,308	$25,461	$24,672
Less nonrecurring expenses, pretax
Settlement with mortgage correspondent	1,800	—	1,800	—
Non-interest expense without nonrecurring expenses	$11,839	$12,308	$23,661	$24,672

GAAP reported net income	$874	$1,942	$2,916	$3,707
Less nonrecurring expenses, after tax
Settlement with mortgage correspondent	1,179	—	1,179	—
Net income without nonrecurring expenses	$2,053	$1,942	$4,095	$3,707

GAAP reported net income per common share, basic	$0.04	$0.08	$0.12	$0.15
Less nonrecurring expenses, after tax:
Settlement with mortgage correspondent	0.04	—	0.04	—
Earnings per common share without nonrecurring expenses - basic	$0.08	$0.08	$0.16	$0.15

GAAP reported net income per common share, fully diluted	$0.04	$0.08	$0.12	$0.15
Less nonrecurring expenses, after tax:
Settlement with mortgage correspondent	0.04	—	0.04	—
Earnings per common share without nonrecurring expenses - fully diluted	$0.08	$0.08	$0.16	$0.15

Mortgage Banking Business Segment
GAAP reported net income	$(1,237)	$517	$(695)	$1,053
Less nonrecurring expenses, after tax
Settlement with mortgage correspondent	1,179	—	1,179	—
Net income without nonrecurring expenses	$(58)	$517	$484	$1,053

Net Interest Income

Net interest income represents the difference between interest and fees earned on interest -earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended June 30, 2008 and 2007 was $11.0 million and $10.2 million, respectively, a period-to-period increase of $813,000, or 8%. For the six months ended June 30, 2008 and 2007, net interest income was $21.4 million and $20.1 million, respectively, an increase of $1.3 million, or 7%.  The increase in net interest income is primarily the result of a greater decrease in our cost of interest-bearing liabilities than our decrease in the yields earned for average earning assets.  We have certain loans and investment securities for which a portion of the income realized is tax-exempt.  Net interest income on a tax equivalent basis for the three months ended June 30, 2008 and 2007 was $11.2 million and $10.3 million, respectively.  For the six months ended June 30, 2008 and 2007, net interest income on a tax equivalent basis was $21.6 million and $20.3 million, respectively.

Our net interest margin, which equals net interest income divided by average earning assets, was 2.85% and 2.64% for the three months ended June 30, 2008 and 2007, respectively.  For the year to date June 30, 2008 and 2007, our net interest margin was 2.77% and 2.62%, respectively.  The increase in the net interest margin for the three and six months ended June 30, 2008 compared to the same periods of 2007 is a result of a greater decrease in the cost of interest-bearing liabilities than the decrease in yields earned for average earning assets.  Tables 2 through 5 present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Table 2.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended June 30, 2008, 2007 and 2006

(In thousands)

	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$126,374	$1,882	5.96%	$108,566	$2,063	7.60%	$83,055	$1,456	7.01%
Real estate - commercial	428,435	7,018	6.55	353,679	5,920	6.70	278,813	4,667	6.70
Real estate - construction	191,377	2,799	5.85	160,565	3,371	8.40	138,175	2,843	8.23
Real estate - residential	213,725	2,984	5.58	199,420	2,732	5.48	167,753	2,151	5.13
Home equity lines	90,352	1,049	4.66	64,210	1,183	7.39	77,150	1,320	6.86
Consumer	2,675	39	5.85	7,920	165	8.28	4,469	85	7.61
Total loans	1,052,938	15,771	5.99	894,360	15,434	6.90	749,415	12,522	6.68

Loans held for sale	141,583	1,955	5.52	302,075	5,319	7.04	285,071	5,276	7.40
Investment securities - trading	—	—	0.00	—	—	0.00	—	—	0.00
Investment securities available-for-sale	269,136	3,572	5.31	257,238	3,158	4.91	232,614	2,670	4.59
Investment securities held-to-maturity	59,631	628	4.21	92,133	960	4.17	108,814	1,102	4.05
Other investments	15,066	215	5.72	9,985	149	5.99	6,319	88	5.58
Federal funds sold	31,348	178	2.29	9,641	138	5.75	6,360	85	5.38
Total interest-earning assets and interest income (2)	1,569,702	22,319	5.69	1,565,432	25,158	6.43	1,388,593	21,743	6.26

Noninterest earning assets:
Cash and due from banks	$6,710			$6,883			$8,079
Premises and equipment, net	17,743			19,989			19,971
Goodwill and other intangibles, net	17,147			17,401			20,647
Accrued interest and other assets	53,573			47,139			11,882
Allowance for loan losses	(12,005)			(10,022)			(8,631)
Total assets	$1,652,870			$1,646,822			$1,440,541

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	124,892	661	2.12%	125,675	914	2.92%	160,171	1,177	2.95%
Money markets	39,825	242	2.44	55,816	353	2.54	125,196	777	2.48
Statement savings	378,143	2,632	2.79	361,438	4,247	4.71	77,590	869	4.49
Certificates of deposit	455,095	4,324	3.81	528,016	6,226	4.73	618,850	6,313	4.08
Total interest - bearing deposits	997,955	7,859	3.16	1,070,945	11,740	4.40	981,807	9,136	3.73

Other borrowed funds	347,775	3,273	3.77	272,844	3,076	4.52	172,868	1,853	4.30

Total interest-bearing liabilities and interest expense	1,345,730	11,132	3.32	1,343,789	14,816	4.42	1,154,675	10,989	3.82

Noninterest-bearing liabilities:
Demand deposits	124,757			124,122			114,798
Other liabilities	18,998			20,756			19,949
Common shareholders’ equity	163,385			158,155			151,119
Total liabilities and shareholders’ equity	$1,652,870			$1,646,822			$1,440,541

Net interest income and net interest margin (2)		$11,187	2.85%		$10,342	2.64%		$10,754	3.10%

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

Table 3.

Rate and Volume Analysis

Three Months Ended June 30, 2008, 2007 and 2006

(In thousands)

	2008 Compared to 2007			2007 Compared to 2006
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$338	$(519)	$(181)	$447	$160	$607
Real estate - commercial	1,251	(153)	1,098	1,253	(0)	1,253
Real estate - construction	647	(1,219)	(572)	461	67	528
Real estate - residential	196	56	252	406	175	581
Home equity lines	480	(614)	(134)	(222)	85	(137)
Consumer	(110)	(16)	(126)	67	13	80
Total loans	2,802	(2,465)	337	2,412	500	2,912

Loans held for sale	(2,826)	(538)	(3,364)	315	(272)	43
Investment securities - trading	—	—	—	—	—	—
Investment securities available-for-sale	146	268	414	283	205	488
Investment securities held-to-maturity	(339)	7	(332)	(169)	27	(142)
Other investments	76	(10)	66	51	10	61
Federal funds sold	310	(270)	40	44	9	53
Total interest income (2)	169	(3,008)	(2,839)	2,936	479	3,415

Interest expense:

Interest - bearing deposits:

Interest checking	(6)	(247)	(253)	(253)	(10)	(263)
Money markets	(101)	(10)	(111)	(432)	8	(424)
Statement savings	196	(1,811)	(1,615)	3,177	201	3,378
Certificates of deposit	(860)	(1,042)	(1,902)	(941)	854	(87)
Total interest - bearing deposits	(771)	(3,110)	(3,881)	1,551	1,053	2,604

Other borrowed funds	845	(648)	197	1,072	151	1,223
Total interest expense	74	(3,758)	(3,684)	2,623	1,204	3,827

Net interest income (2)	$95	$750	$845	$313	$(725)	$(412)

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

Table 4.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Six Months Ended June 30, 2008, 2007 and 2006

(In thousands)

	2008			2007			2006
	Interest	Average			Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$131,455	$4,237	6.45%	$106,001	$4,011	7.57%	$78,104	$2,761	7.07%
Real estate - commercial	422,046	13,857	6.57	339,127	11,260	6.64	274,950	9,059	6.59
Real estate - construction	191,130	6,021	6.30	160,456	6,754	8.42	133,626	5,382	8.06
Real estate - residential	212,845	5,986	5.62	198,605	5,408	5.45	162,923	4,155	5.10
Home equity lines	87,761	2,208	5.06	64,019	2,350	7.40	76,802	2,491	6.54
Consumer	2,717	89	6.59	6,409	258	8.08	4,732	179	7.57
Total loans	1,047,954	32,398	6.18	874,617	30,041	6.87	731,137	24,027	6.57

Loans held for sale	140,459	4,084	5.81	275,665	9,698	7.04	259,458	9,553	7.36
Investment securities - trading	—	—	0.00	22	1	4.58	—	—	0.00
Investment securities available-for-sale	267,192	6,978	5.22	249,354	6,053	4.85	212,472	4,742	4.46
Investment securities held-to-maturity	65,065	1,377	4.23	94,134	1,963	4.17	111,041	2,227	4.01
Other investments	14,840	433	5.84	9,360	276	5.91	6,440	177	5.51
Federal funds sold	25,022	316	2.54	44,582	1,163	5.26	32,818	735	4.51
Total interest-earning assets and interest income (2)	1,560,532	45,586	5.84	1,547,734	49,195	6.36	1,353,366	41,461	6.13

Noninterest earning assets:
Cash and due from banks	$7,671			$8,130			$7,681
Premises and equipment, net	18,011			20,084			19,069
Goodwill and other intangibles, net	17,180			17,435			20,560
Accrued interest and other assets	52,827			46,900			11,577
Allowance for loan losses	(11,903)			(9,884)			(8,529)
Total assets	$1,644,318			$1,630,399			$1,403,724

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	124,864	1,496	2.41%	127,453	1,834	2.90%	142,824	1,899	2.68%
Money markets	41,076	534	2.61	59,755	732	2.47	155,368	1,963	2.53
Statement savings	376,582	5,933	3.17	356,308	8,415	4.76	43,721	901	4.16
Certificates of deposit	452,793	9,244	4.11	548,347	12,828	4.72	619,482	12,164	3.93
Total interest - bearing deposits	995,315	17,207	3.48	1,091,863	23,809	4.40	961,395	16,927	3.55

Other borrowed funds	343,719	6,745	3.95	236,486	5,116	4.36	159,062	3,377	4.28

Total interest-bearing liabilities and interest expense	1,339,034	23,952	3.60	1,328,349	28,925	4.39	1,120,457	20,304	3.65

Noninterest-bearing liabilities:
Demand deposits	123,583			123,846			112,572
Other liabilities	19,327			20,628			20,393
Common shareholders’ equity	162,374			157,576			150,302
Total liabilities and shareholders’ equity	$1,644,318			$1,630,399			$1,403,724

Net interest income and net interest margin (2)		$21,634	2.77%		$20,270	2.62%		$21,157	3.13%

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

Table 5.

Rate and Volume Analysis

Six Months Ended June 30, 2008, 2007 and 2006

(In thousands)

	2008 Compared to 2007			2007 Compared to 2006
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$963	$(737)	$226	$986	$264	$1,250
Real estate - commercial	2,753	(156)	2,597	2,115	86	2,201
Real estate - construction	1,291	(2,024)	(733)	1,084	288	1,372
Real estate - residential	388	190	578	909	344	1,253
Home equity lines	879	(1,021)	(142)	(418)	277	(141)
Consumer	(149)	(20)	(169)	63	16	79
Total loans	6,125	(3,768)	2,357	4,739	1,275	6,014

Loans held for sale	(4,750)	(864)	(5,614)	591	(446)	145
Investment securities - trading	(1)	—	(1)	1	(0)	1
Investment securities available-for-sale	433	492	925	819	492	1,311
Investment securities held-to-maturity	(606)	20	(586)	(340)	76	(264)
Other investments	162	(5)	157	80	19	99
Federal funds sold	(508)	(339)	(847)	262	166	428
Total interest income (2)	855	(4,464)	(3,609)	6,152	1,582	7,734

Interest expense:

Interest - bearing deposits:

Interest checking	(32)	(306)	(338)	(205)	140	(65)
Money markets	(227)	29	(198)	(1,213)	(18)	(1,231)
Statement savings	504	(2,986)	(2,482)	6,449	1,065	7,514
Certificates of deposit	(2,206)	(1,378)	(3,584)	(1,478)	2,142	664
Total interest - bearing deposits	(1,961)	(4,641)	(6,602)	3,553	3,329	6,882

Other borrowed funds	2,340	(711)	1,629	1,642	97	1,739
Total interest expense	379	(5,352)	(4,973)	5,195	3,426	8,621

Net interest income (2)	$476	$888	$1,364	$957	$(1,844)	$(887)

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

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2008 and 2007 was $769,000 and $475,000, respectively. For the six months ended June 30, 2008 and 2007, the provision for loan losses was $1.1 million and $755,000, respectively.  The increase in provision expense for the three and six months ended June 30, 2008 compared to the same periods of 2007 is primarily the result of our charging-off home equity loans totaling $347,000 and one commercial loan totaling $16,000, and net new loan growth in addition to our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses at June 30, 2008 and December 31, 2007 was $12.4 million and $11.6 million, respectively. Our allowance for loan losses ratio to loans receivable, net was 1.16% and 1.12% at June 30, 2008 and December 31, 2007, respectively.  Nonperforming loans at June 30, 2008 and December 31, 2007, was $233,000 and $963,000, respectively.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in Tables 6, 7 and 8, respectively.

Table 6.

Allowance for Loan Losses

Six Months Ended June 30, 2008 and 2007

(In thousands)

	2008	2007
Beginning balance, January 1,	$11,641	$9,638

Provision for loan losses	1,089	755

Loans charged off:
Commercial and industrial	(16)	(35)
Consumer	(347)	—
Total loans charged off	(363)	(35)

Recoveries:
Commercial and industrial	3	—
Consumer	20	—
Total recoveries	23	—

Net (charge offs) recoveries	(340)	(35)

Ending balance, June 30,	$12,390	$10,358

	June 30,	December 31,
	2008	2007
Loans:
Balance at period end	$1,070,754	$1,039,684
Allowance for loan losses to loans receivable, net of fees	1.16%	1.12%
Annualized net charge-offs to average loans receivable	0.06%	0.06%

Table 7.

Allocation of the Allowance for Loan Losses

At June 30, 2008 and December 31, 2007

(In thousands)

	June 30,		December 31,
	2008		2007
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,537	11.16%	$1,956	13.51%
Real estate - commercial	5,554	42.19	5,225	39.95
Real estate - construction	2,316	17.80	2,217	17.93
Real estate - residential	1,981	20.02	1,402	20.50
Home equity lines	942	8.58	772	7.81
Consumer	60	0.25	69	0.30

Total allowance for loan losses	$12,390	100.00%	$11,641	100.00%

* Percentage of loan type to the total loan portfolio.

Table 8.

Nonperforming Loans Receivable

At June 30, 2008 and December 31, 2007

(In thousands)

	June 30,	December 31,
	2008	2007
Nonaccruing loans	$—	$—

Loans contractually past-due 90 days or more and still accruing	233	963

Total nonperforming loans receivable	$233	$963

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and management fee income, and continues to be an important factor in our operating results. Noninterest income for the three months ended June 30, 2008 and 2007 was $4.4 million and $5.3 million, respectively, a decrease of $934,000, or 18%.   Noninterest income for the six months ended June 30, 2008 and 2007 was $9.0 million and $10.6 million, respectively.  Realized and unrealized gains on mortgage banking activities by George Mason for the three months ended June 30, 2008 and 2007 were $1.6 million and $2.4 million, respectively, a decrease of $859,000, or 35%.  For the year to date June 30, 2008 and 2007, realized and unrealized gains on mortgage banking activities were $3.9 million and $5.1 million, respectively.  Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination. Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination. In addition, we adopted SFAS No. 157 and SAB No. 109 during the first quarter of 2008.  Additional information on the adoption of these standards can be found in Note 8 to our notes to the consolidated financial statements.  Management fee income for the three months ended June 30, 2008 and 2007 was $302,000 and $348,000, respectively, a decrease of $46,000, or 13%. The decrease in realized and unrealized gains on mortgage banking activities and management fee income is directly related to the tightening credit conditions within the mortgage industry and the slowdown in the regional housing market.  Management fee income represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales.

Service charges on deposit accounts increased $33,000 to $535,000 for the three months ended June 30, 2008 compared to $502,000 for the same period of 2007. For the year to date June 30, 2008 and 2007, service charges on deposit accounts were $1.1 million and $968,000, respectively, an increase of $94,000.  The increases in service charges on deposit accounts are primarily the result of an increased number of deposit accounts in 2008 compared to 2007. Loan service charge income decreased $82,000 to $354,000 for the three months ended June 30, 2008, compared to $436,000 for the same period of 2007 and is related to the decrease in service charges recorded in the mortgage banking segment, which is related to the slowdown in the regional housing market.  For the six months ended June 30, 2008 and 2007, loan service charges were $664,000 and $822,000, respectively, a decrease of $158,000.

Investment fee income decreased $189,000 to $922,000 for the three months ended June 30, 2008 compared to $1.1 million for the same period of 2007. For the six months ended June 30, 2008 and 2007, investment fee income was $1.8 million and $2.1 million, respectively, a decrease of $312,000.  The decrease in investment fee income is attributable to the decrease in net commissions earned at CWS as a result of employee turnover in that subsidiary and decreased fee income at our trust division due to the loss of low margin custody relationships with two clients.

Noninterest income represented 28% and 34% of our total revenues for the three months ended June 30, 2008 and 2007, respectively.  For the year to date June 30, 2008 and 2007, noninterest income represented 30% and 35%, respectively, of our total revenues.

Noninterest Expense

Noninterest expense includes salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended June 30, 2008 was $13.6 million, compared to $12.3 million for the same period of 2007, an increase of $1.3 million, or 11%.  For the year to date June 30, 2008 and 2007, noninterest expense was $25.5 million and $24.7 million, respectively, an increase of $789,000, or 3%.  The increase in noninterest expense for the three and six months ended June 30, 2008 as compared to the same periods of 2007 was primarily a result of the aforementioned one-time cash settlement George Mason made to a mortgage correspondent.  Excluding this settlement, noninterest expense for the three and six months ended June 30, 2008 was $11.8 million and $23.7 million, respectively, a decrease of $469,000 and $1.0 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods of 2007.  (See Table 1 for a reconciliation of this non-GAAP financial measure to our GAAP financial information.)  The decrease in noninterest expense is primarily due to a decrease in our salaries and benefits expense attributable to a decrease in the level of staffing and commissions paid at our mortgage banking subsidiary.

Income Taxes

For the three months ended June 30, 2008, we recorded a provision for income tax expense of $138,000, compared to $816,000 for the same period of 2007.  For the year to date June 30, 2008 and 2007, provision for income tax expense was $900,000 and $1.6 million, respectively.  Our effective tax rate for the three months ended June 30, 2008 and 2007 was 13.6% and 29.6%, respectively.  The decrease in our effective tax rate for the three months ended June 30, 2008 compared to the second quarter of 2007 was due to the tax benefit recorded for the one-time cash settlement of $1.8 million which was recorded at our statutory rate of 34.5%.  For the year to date June 30, 2008 and 2007, our effective tax rates were 23.6% and 29.5%, respectively.  The decrease in our effective tax rate over the year is primarily a result of our increase in tax-exempt investments and our tax-exempt income being a larger percentage of our overall net income for the six months ended June 30, 2008 compared to June 30, 2007.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $1.73 billion and $1.69 billion at June 30, 2008 and December 31, 2007, respectively.  The increase in our total assets was primarily driven by the increase in our loans receivable portfolio, which increased $31.1 million to $1.07 billion at June 30, 2008 from $1.04 billion at December 31, 2007.

Investment Securities

Investment securities were $373.6 million at June 30, 2008, compared to $364.9 million at December 31, 2007, an increase of $8.6 million. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. At June 30, 2008, investment securities available-for-sale were $318.0 million and investment securities held-to-maturity were $55.6 million. See Table 9 for additional information on our investment securities portfolio.

At June 30, 2008 and December 31, 2007, investment securities with unrealized losses are investment grade securities.  Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated temporary losses are not a result of permanent credit impairment.  Mortgage-backed investment securities, which are the primary component of the unrealized losses in the investment securities portfolio at those dates, are primarily comprised of securities issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA).

Our investment portfolio consists primarily of securities backed or guaranteed by FNMA or FHLMC.  For all non government or agency securities, we complete reviews at least quarterly. As of June 30, 2008, 93% of our investment securities portfolio consisted of AAA rated securities.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.   We expect to receive full payment of interest and principal on the securities in the investment portfolio. The various protective elements on our non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of our securities.

Of the $33.3 million in our municipal securities portfolio, $13.8 million remain AAA rated while approximately $19.5 million were downgraded during 2008 to AA or single A status due to the downgrades of the monoline insurance companies that insured those bonds.  The bonds remain general obligations of the municipalities and we expect to receive repayment of all principal amounts due to us.  There is no other than temporary impairment due to credit quality.

Table 9.

Investment Securities

At June 30, 2008 and December 31, 2007

(In thousands)

	Amortized	Fair	Average
Available-for-sale at June 30, 2008	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$50,997	$51,000	2.05%
Five to ten years	48,997	49,297	5.66
After ten years	4,844	4,780	8.53
Total U.S. government-sponsored agencies	104,838	105,077	4.04

Mortgage-backed securities (1)
One to five years	3,097	3,120	4.28
Five to ten years	10,374	10,259	4.03
After ten years	168,425	166,850	5.18
Total mortgage-backed securities	181,896	180,229	5.10

Municipal securities (2)
After ten years	33,263	32,112	4.09
Total municipal securities	33,263	32,112	4.09

U. S. treasury securities
One to five years	598	597	1.43
Total U.S. treasury securities	598	597	1.43
Total investment securities available-for-sale	$320,595	$318,015	4.64%

	Amortized	Fair	Average
Held-to-maturity at June 30, 2008	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$2,000	$1,993	4.30%
After ten years	1,011	1,011	5.60
Total U.S. government-sponsored agencies	3,011	3,004	4.74

Mortgage-backed securities (1)
One to five years	1,179	1,182	4.66
Five to ten years	10,833	10,681	4.43
After ten years	32,523	32,375	4.59
Total mortgage-backed securities	44,535	44,238	4.55

Corporate bonds
After ten years	8,004	7,129	3.79
Total corporate bonds	8,004	7,129	3.79
Total investment securities held-to-maturity	55,550	54,371	4.45

Total investment securities	$376,145	$372,386	4.61%

	Amortized	Fair	Average
Available-for-sale at December 31, 2007	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$44,160	$44,161	5.59%
Five to ten years	39,116	39,850	5.99
Total U.S. government-sponsored agencies	83,276	84,011	5.78

Mortgage-backed securities (1)
One to five years	3,552	3,526	4.25
Five to ten years	10,902	10,746	3.89
After ten years	154,435	153,912	5.13
Total mortgage-backed securities	168,889	168,184	5.03

Municipal securities (2)
After ten years	33,671	33,219	4.09
Total municipal securities	33,671	33,219	4.09

U. S. treasury securities
One to five years	592	584	4.09
Total U.S. treasury securities	592	584	4.09
Total investment securities available-for-sale	$286,428	$285,998	5.14%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2007	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$6,500	$6,468	3.63%
Five to ten years	11,011	10,998	4.52
After ten years	2,000	2,002	5.30
Total U.S. government-sponsored agencies	19,511	19,468	4.30

Mortgage-backed securities (1)
One to five years	379	383	4.71
Five to ten years	7,618	7,555	4.29
After ten years	43,436	43,133	4.52
Total mortgage-backed securities	51,433	51,071	4.49

Corporate bonds
After ten years	8,004	7,629	4.56
Total corporate bonds	8,004	7,629	4.56
Total investment securities held-to-maturity	78,948	78,168	4.45

Total investment securities	$365,376	$364,166	4.99%

(1)  Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

Loans

Loans receivable, net of deferred fees and costs, were $1.07 billion at June 30, 2008 and $1.04 billion at December 31, 2007, an increase of $31.1 million.  See Table 10 for details on the loans receivable portfolio. During the first six months of 2008, the mix of our loan portfolio changed slightly, with decreases in commercial and industrial loans and consumer loans, and increases in real estate commercial, real estate construction, real estate residential and home equity loans.  Loans held for sale at June 30, 2008 was $156.1 million compared to $170.5 million at December 31, 2007, a decrease of $14.4 million.  Loans held for sale are valued at the lower of cost or market value. The decrease in loans held for sale at June 30, 2008 compared to December 31, 2007 is due to decreased loan origination volume as a result of the slowdown in the regional housing market and tightening credit conditions within the mortgage industry.

Table 10.

Loans Receivable

At June 30, 2008 and December 31, 2007

(In thousands)

	June 30, 2008		December 31, 2007

Commercial and industrial	$119,536	11.16%	$140,531	13.51%
Real estate - commercial	451,977	42.19	415,471	39.95
Real estate - construction	190,727	17.80	186,514	17.93
Real estate - residential	214,474	20.02	213,197	20.50
Home equity lines	91,940	8.58	81,247	7.81
Consumer	2,665	0.25	3,129	0.30

Gross loans	$1,071,319	100.00%	1,040,089	100.00%

Net deferred (fees) costs	(565)		(405)
Less: allowance for loan losses	(12,390)		(11,641)

Loans receivable, net	$1,058,364		$1,028,043

Deposits

Total deposits were $1.11 billion at June 30, 2008 compared to $1.10 billion at December 31, 2007. We had increases in our noninterest bearing checking and savings products and decreases in our interest checking, money market and certificates of deposit products. See Table 11 for details on certificates of deposit with balances of $100,000 or more. Our savings deposits continue to increase as a result of our Simply Savings product, which allows new customers to earn a yield of 2.81% on funds deposited with us.  We had brokered certificates of deposit of $22.6 million and $10.0 million at June 30, 2008 and December 31, 2007, respectively.

Table 11.

Certificates of Deposit of $100,000 or More

At June 30, 2008

(In thousands)

Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$76,454	$6,255	$82,709
Over three months through six months	33,648	16,007	49,655
Over six months through twelve months	22,162	7,147	29,309
Over twelve months	35,046	836	35,882
	$167,310	$30,245	$197,555

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds increased $25.4 million to $425.5 million at June 30, 2008, compared to $400.1 million at December 31, 2007.  Federal funds purchased at June 30, 2008 and December 31, 2007 was $59.0 million and $68.0 million, respectively, a decrease of $9.0 million.   Treasury, Tax & Loan Note option borrowings decreased $5.9 million to $5.3 million at June 30, 2008 compared to $11.2 million at December 31, 2007.  FHLB advances increased $46.8 million to $280.2 million at June 30, 2008 compared to $233.5 million at December 31, 2007. Customer repurchase agreements decreased $6.4 million to $60.4 million at June 30, 2008 compared to $66.8 million at December 31, 2007.  The overall increase in our other borrowed funds supported the loan growth we have had over the past six months and increases in our investment securities portfolio.  Table 12 provides information on our borrowings.

Table 12.

Short-Term Borrowings and Other Borrowed Funds

At June 30, 2008

(In thousands)

		Maturity or		Amount
Advance Date	Term of Advance	Call Date	Interest Rate	Outstanding
Short-term FHLB advances:
Jul-03	5 year	Jul-08	2.29%	208
Total short-term FHLB advances and weighted average rate			2.29%	$208

Other short-term borrowed funds:
TT&L note option			3.01%	$5,255
Customer repurchase agreements			2.35%	60,413
Federal Funds Purchased			3.43%	59,000
Total other short-term borrowed funds and weighted average rate			2.89%	$124,668

Other borrowed funds:
Trust preferred			6.29%	$20,619
FHLB advances - long term			3.91%	280,000
Other borrowed funds and weighted average rate			4.07%	$300,619

Total other borrowed funds and weighted average rate			3.73%	$425,495

Shareholders’ Equity

Shareholders’ equity at June 30, 2008 was $159.6 million compared to $159.5 million at December 31, 2007. During the first six months of 2008, we repurchased 94,776 shares of our common stock under our share repurchase plan for a cost of $776,000.  In addition, the change to our accumulated other comprehensive income was a decrease of $1.6 million for the year to date June 30, 2008 which was primarily related to the change in the market value of our available-for-sale investment securities.  These decreases in our shareholders’ equity were offset by our year to date net income of $2.9 million as of June 30, 2008.  Book value per share at June 30, 2008 was $6.62 compared to $6.45 at December 31, 2007. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at June 30, 2008 was $6.00 compared to $5.82 at December 31, 2007.

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

For the three months ended June 30, 2008, the commercial banking segment recorded net income of $2.7 million compared to $1.8 million for the same period of 2007, an increase of $980,000. For the six months ended June 30, 2008, this segment recorded net income of $4.9 million compared to $3.5 million for the year to date 2007, an increase of $1.4 million.  The increase in net income is primarily related to increases in net interest margin.  Provision for loan losses increased $130,000 to $605,000 for the three months ended June 30, 2008 compared to $475,000 for the three months ended June 30, 2007.  For the six months ended June 30, 2008 and 2007, provision for loan loss expense was $925,000 and $755,000, respectively.  Noninterest income increased $331,000 to $1.4 million for the three months ended June 30, 2008 compared to $1.0 million for the three months ended June 30, 2007.  For the year to date June 30, 2008 and 2007, noninterest income was $2.4 million and $2.0 million, respectively.  The increase in noninterest income in both the three and six months ended June 30, 2008 compared to the same periods of 2007 were primarily related to gains recorded on sales of investment securities held-for-sale.  Noninterest expense decreased $316,000 to $7.4 million for the three months ended June 30, 2008 compared to $7.7 million for the same period of 2007.  The decrease in noninterest expense for the second quarter of 2008 compared to the same period of 2007, was related to decreases in salaries and benefits expense, depreciation expense and advertising expense.  For the six months ended June 30, 2008 and 2007, noninterest expense was $15.1 million and $15.2 million, respectively.  At June 30, 2008, total assets for this segment were $1.70 billion, loans receivable, net of deferred fees and costs, were $1.07 billion and total deposits were $1.11 billion. At June 30, 2007, total assets were $1.72 billion, loans receivable, net of deferred fees and costs, were $928.6 million and total deposits were $1.19 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended June 30, 2008 and 2007, the mortgage banking segment recorded a net loss of $1.2 million and net income of $517,000, respectively. For the six months ended June 30, 2008 and 2007, George Mason recorded a net loss of $695,000 and net income of $1.1 million, respectively.  The decrease in net income is primarily attributable to the aforementioned one-time cash settlement of $1.8 million to a mortgage correspondent and decreases in net interest income and noninterest income due to decreased loan volume over the comparable periods.  Noninterest income decreased $1.1 million to $2.1 million for the three months ended June 30, 2008 compared to $3.2 million for the same three month period of 2007.  For the six months ended June 30, 2008 and 2007, noninterest income was $4.7 million and $6.4 million, respectively.  Noninterest expense increased $1.5 million to $4.7 million for the three months ended June 30, 2008 compared to $3.2 million for the same three month period of 2007.  For the six months ended June 30, 2008 and 2007, noninterest expense was $7.3 million and $6.3 million, respectively.  At June 30, 2008, total assets for this segment were $173.0 million; loans held for sale were $156.1 million and mortgage funding checks were $7.9 million. At June 30, 2007, total assets were $372.4 million; loans held for sale were $352.9 million and mortgage funding checks were $33.9 million.

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

For the three months ended June 30, 2008 and 2007, the wealth management and trust services segment recorded net income of $51,000 and $262,000, respectively. For the year to date June 30, 2008 and 2007, this business segment recorded net income $68,000 and $292,000, respectively.  For the three months ended June 30, 2008 and 2007, noninterest income was $922,000 and $1.1 million, respectively.  For the six months ended June 30, 2008 and 2007, noninterest income was $1.8 million and $2.1 million, respectively.  Noninterest expense for the three months ended June 30, 2008 and 2007 was $844,000 and $863,000, respectively.  For the six months ended June 30, 2008 and 2007, noninterest expense was $1.7 million and $1.9 million, respectively.  At June 30, 2008, total assets were $3.6 million and managed and custodial assets were $3.4 billion. At June 30, 2007, total assets for this segment were $4.5 million and managed and custodial assets were $6.4 billion. The decrease in managed and custodial assets and the related noninterest income is primarily attributable to a decrease in managed assets at our trust division due to the loss of low margin custody relationships with two clients.

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

At June 30, 2008, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 11.95% and 12.87%, respectively. At December 31, 2007, our Tier 1 and total risk-based capital ratios were 12.10% and 12.98%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions. Table 13 provides additional information pertaining to our capital ratios.

Table 13.

Capital Components

At June 30, 2008 and December 31, 2007

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Financial Corporation (Consolidated):	Amount	Ratio	Amount		Ratio	Amount		Ratio

At June 30, 2008
Total risk-based capital/ Total capital to risk-weighted assets	$177,173	12.87%	$110,172	>	8.00%	$137,715	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	164,577	11.95	55,086	>	4.00	82,629	>	6.00
Tier I capital/ Total capital to average assets	164,577	10.06	65,429	>	4.00	81,786	>	5.00

At December 31, 2007
Total risk-based capital/ Total capital to risk-weighted assets	$174,523	12.98%	$107,569	>	8.00%	$134,461	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	162,691	12.10	53,785	>	4.00	80,677	>	6.00
Tier I capital/ Total capital to average assets	162,691	10.26	63,456	>	4.00	79,320	>	5.00

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio

At June 30, 2008
Total risk-based capital/ Total capital to risk-weighted assets	$165,020	12.01%	$109,904	>	8.00%	$137,381	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	152,424	11.10	54,952	>	4.00	82,428	>	6.00
Tier I capital/ Total capital to average assets	152,424	9.33	65,315	>	4.00	81,644	>	5.00

At December 31, 2007
Total risk-based capital/ Total capital to risk-weighted assets	$159,745	11.91%	$107,308	>	8.00%	$134,135	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	147,913	11.03	53,654	>	4.00	80,481	>	6.00
Tier I capital/ Total capital to average assets	147,913	9.34	63,331	>	4.00	79,163	>	5.00

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing business activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable. The required payments under such obligations are detailed in Table 14.

Table 14.

Contractual Obligations

At June 30, 2008

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$427,265	$322,753	$100,611	$3,901	$—

Brokered certificates of deposit	22,595	14,397	4,964	3,234	—

Advances from the Federal Home Loan Bank of Atlanta	280,208	208	10,000	120,000	150,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	18,935	4,885	4,207	5,411	4,432

Total	$769,622	$342,243	$119,782	$132,546	$175,051

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

At June 30, 2008, commitments to extend credit were $409.4 million and standby letters of credit were $7.7 million. The liability associated with standby letters of credit at June 30, 2008 was $9,000.

George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of June 30, 2008 was $14,000.

George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers’ failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable.  In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans managed companies originate at the time of origination.  These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers’ failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable, the managed company be responsible for buying back the loan.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.

During the second quarter of 2008, George Mason entered into an agreement with a mortgage correspondent related to the loan purchase agreement between the two parties.  This agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $2.8 million payment to the correspondent.  In addition, while we believe there is immaterial exposure under this agreement, over the course of the next two years there is a potential payment of no more than $0.03 diluted earnings per share in total on a declining basis over the two year period.  In conjunction with the agreement, George Mason entered into similar agreements with certain managed companies, from which George Mason purchased loans and subsequently sold to this mortgage correspondent.  These settlement agreements provided for a total payment of $1.0 million to George Mason by those managed companies of which $400,000 has already been paid.

George Mason’s reserve for possible loan repurchases was $260,000 at June 30, 2008.  George Mason funded a repurchased loan that was originated by a managed company, for which the managed company is paying back George Mason.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $348.0 million at June 30, 2008 or 20% of total assets. We held investments that are classified as held-to-maturity in the amount of $55.6 million at June 30, 2008. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly a third of its investment securities to the Federal Home Loan Bank of Atlanta with additional investment securities pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at June 30, 2008 was $80.2 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $61.2 million at June 30, 2008. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

We employ an independent consulting firm to model our interest rate sensitivity.  We use a net interest income simulation model as our primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 100 basis points and up 200 basis points. The down 200 basis point scenario was discontinued given the current level of interest rates. In the ramped down rate change, the model moves rates gradually down 100 basis points over the first year and then rates remain flat in the second year.

For the up 200 basis point scenario, rates are gradually moved up 200 basis points in the first year and then rates remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

At June 30, 2008, we were liability sensitive for the entire two year simulation period.   Liability sensitive means that we had more liabilities repricing than assets. We have more of our liabilities in non-maturity or short-term deposit products than we have in floating rate assets.  In a decreasing interest rate environment, net interest income would grow for a liability sensitive bank.  In the down 100 basis point scenario, net interest income improves by not more than 2.9% for the one year period and by not more than 3.5% over the two year time horizon. In the up 200 basis point scenario, for a liability sensitive bank, net interest income should contract in a rising rate environment.  In the up 200 basis point scenario, net interest income decreases by not more than 2.2% in the first year and decreases by not more than 2.3% over the two year time horizon compared to the base case.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our Asset/Liability Committee is responsible for reviewing our liquidity requirements and maximizing our net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Interest rate risk arises because the assets of the Bank and the liabilities of the Bank have different maturities and characteristics. In order to measure this interest rate risk, we use a simulation process that measures the impact of changing interest rates on net interest income. This model is run for the Bank by an independent consulting firm. The simulations incorporate assumptions related to expected activity in the balance sheet. For maturing assets, assumptions are developed for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts as well as certificates of deposit. Based on inputs that include the most recent period end balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that interest rates remain unchanged. This becomes the base case. Next, the model determines the impact on net interest income given specified changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 100 basis points and up 200 basis points. The down 200 basis point scenario was discontinued given the current level of interest rates. In the ramped down rate change, the model moves rates gradually down 100 basis points over the first year and then rates remain flat in the second year. For the up 200 basis point scenario, rates are gradually increased by 200 basis points in the first year and remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

At June 30, 2008, we were liability sensitive for the entire two year simulation period.   Liability sensitive means that we had more liabilities repricing than assets. We have more of our liabilities in non-maturity or short-term deposit products than we have in floating rate assets.  In a decreasing interest rate environment, net interest income would grow for a liability sensitive bank.  In the down 100 basis point scenario, net interest income improves by not more than 2.9% for the one year period and by not more than 3.5% over the two year time horizon.  In the up 200 basis point scenario, for a liability sensitive bank, net interest income should contract in a rising rate environment.  In the up 200 basis point scenario, net interest income decreases by not more than 2.2% in the first year and decreases by not more than 2.3% over the two year time horizon compared to the base case.

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

On February 28, 2008, OneBeacon Midwest Company (“OneBeacon”) filed a complaint for declaratory judgment in the U.S. District Court for the Eastern District of Virginia.  OneBeacon provides insurance coverage for us and we have filed an insurance claim and proof of loss to recover the $3.5 million attributable to the loss recorded in 2007 on the escrow arrangement between Liberty Growth Fund LP and AIMS Worldwide, Inc.  We counter claimed and both Cardinal and OneBeacon are seeking a court determination of whether the Financial Institution Bond provides coverage for our claim.

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities.  The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2007.  These risk factors have not materially changed as of the date of this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)         Not applicable.

(c)          For the three months ended June 30, 2008, we purchased 57,276 shares of our common stock at a total cost of $487,000.  All of these shares have been cancelled and retired.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2008	—	—	—	684,360
May 1 – May 31, 2008	32,078	8.47	32,078	652,282
June 1 – June 30, 2008	25,198	8.44	25,198	627,084
Total	57,276	8.46	57,276	627,084

On February 26, 2007, the Board of Directors adopted a program to repurchase up to 1,000,000 shares of our common stock.  The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that we will purchase shares during any period.  No termination date was set for the buyback program. Shares may be purchased in the open market or through privately negotiated transactions.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company’s Annual Meeting of Shareholders was held on April 18, 2008.

(b)  Not applicable.

(c)  At the Annual Meeting of Shareholders, the following persons were elected as directors for a term expiring in 2011:

	Votes
Director	For	Withheld
William G. Buck	21,299,688	796,904
Sidney O. Dewberry, P.E., L.S.	21,293,660	802,932
Alan G. Merten	21,296,661	799,931
William E. Peterson	15,267,595	6,828,997

In addition, the shareholders voted on and ratified the appointment of KPMG LLP, as the Company’s independent auditors for 2008 by a vote of 21,791,404 for and 279,082 against, with 26,108 abstentions.

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2008	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2008	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

31.1    Rule 13a-14(a) Certification of Chief Executive Officer

31.2    Rule 13a-14(a) Certification of Chief Financial Officer

32.1    Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2    Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350