Form 10-Q
period 2008-09-30
CARDINAL FINANCIAL CORP
filed 2008-11-07
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

24,085,392 shares of common stock, par value $1.00 per share, outstanding as of November 3, 2008

CARDINAL FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2008 and December 31, 2007

(In thousands, except share data)

			September 30,	December 31,
			2008	2007
			(Unaudited)
Assets

Cash and due from banks			$22,124	$20,622
Federal funds sold			21,785	1,799

Total cash and cash equivalents			43,909	22,421
Investment securities available-for-sale			231,044	285,998
Investment securities held-to-maturity (market value of $48,745 and $78,168 at September 30, 2008 and December 31, 2007, respectively)			52,229	78,948

Total investment securities			283,273	364,946

Other investments			16,822	14,188
Loans held for sale			134,553	170,487

Loans receivable, net of deferred fees and costs			1,086,531	1,039,684
Allowance for loan losses			(13,257)	(11,641)

Loans receivable, net			1,073,274	1,028,043

Premises and equipment, net			16,995	18,463
Deferred tax asset			7,701	6,638
Goodwill and intangibles, net			14,232	17,239
Bank-owned life insurance			33,056	32,316
Accrued interest receivable and other assets			14,377	15,290

Total assets			$1,638,192	$1,690,031

Liabilities and Shareholders’ Equity

Noninterest bearing deposits			$147,499	$123,994
Interest bearing deposits			938,065	972,931

Total deposits			1,085,564	1,096,925

Other borrowed funds			374,007	400,060
Mortgage funding checks			7,293	9,403
Escrow liabilities			1,250	1,016
Accrued interest payable and other liabilities			15,538	23,164

Total liabilities			1,483,652	1,530,568

	2008	2007
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	24,103,690	24,201,561	24,104	24,202
Additional paid-in capital			131,040	131,516
Retained earnings			1,899	4,213
Accumulated other comprehensive loss, net			(2,503)	(468)

Total shareholders’ equity			154,540	159,463

Total liabilities and shareholders’ equity			$1,638,192	$1,690,031

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and nine months ended September 30, 2008 and 2007

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans receivable	$16,130	$16,551	$48,497	$46,568
Loans held for sale	1,709	4,256	5,792	13,954
Federal funds sold	118	70	433	1,220
Investment securities available-for-sale	3,295	3,606	10,050	9,496
Investment securities held-to-maturity	586	896	1,963	2,858
Other investments	113	166	548	442
Total interest income	21,951	25,545	67,283	74,538

Interest expense:
Deposits	7,244	11,378	24,451	35,188
Other borrowed funds	3,427	3,834	10,172	8,949
Total interest expense	10,671	15,212	34,623	44,137
Net interest income	11,280	10,333	32,660	30,401

Provision for loan losses	1,645	915	2,734	1,670
Net interest income after provision for loan losses	9,635	9,418	29,926	28,731

Noninterest income:
Service charges on deposit accounts	522	505	1,584	1,472
Loan service charges	365	365	1,029	1,187
Investment fee income	893	1,101	2,715	3,236
Realized and unrealized gains on mortgage banking activities	1,985	2,093	5,878	7,157
Net realized gain on investment securities available-for-sale	306	—	539	14
Net realized loss on investment securities trading	—	—	(9)	(11)
Management fee income	204	229	590	899
Litigation recovery on previously impaired investment	—	17	190	83
Other income	120	433	866	1,324
Total noninterest income	4,395	4,743	13,382	15,361

Noninterest expense:
Salary and benefits	5,754	5,592	17,250	18,237
Occupancy	1,429	1,362	4,205	3,989
Professional fees	489	770	1,687	1,686
Depreciation	583	748	1,821	2,345
Data processing	402	345	1,257	1,044
Telecommunications	256	278	742	856
Amortization of intangibles	59	63	186	190
Impairment of Fannie Mae perpetual preferred stock	4,408	—	4,408	—
Impairment of goodwill	2,821	—	2,821	—
Loss related to escrow arrangement	—	3,500	—	3,500
Settlement with mortgage correspondent	—	—	1,800	—
Other operating expenses	3,055	2,811	8,541	8,293
Total noninterest expense	19,256	15,469	44,718	40,140
Net income (loss) before income taxes	(5,226)	(1,308)	(1,410)	3,952
Provision for income taxes	(816)	(702)	84	851
Net income (loss)	$(4,410)	$(606)	$(1,494)	$3,101
Earnings (loss) per common share - basic	$(0.18)	$(0.02)	$(0.06)	$0.13
Earnings (loss) per common share - diluted	$(0.18)	$(0.02)	$(0.06)	$0.12
Weighted-average common shares outstanding - basic	24,327,751	24,253,187	24,393,167	24,424,037
Weighted-average common shares outstanding - diluted	24,327,751	24,253,187	24,393,167	24,900,401

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and nine months ended September 30, 2008 and 2007

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(4,410)	$(606)	$(1,494)	$3,101
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax benefit of $447,000 and $1.2 million for the three and nine months ended September 30, 2008, respectively and tax expense of $1.2 million and $163,000 for the three and nine months ended September 30, 2007, respectively	(643)	2,230	(1,902)	307

Less: reclassification adjustment for gains included in net income net of tax expense of $104,000 and $184,000 for the three and nine months ended September 30, 2008, respectively and $5,000 for the nine months ended September 30, 2007	(202)	—	(355)	(9)

	(845)	2,230	(2,257)	298
Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax expense of $250,000 and $135,000 for the three and nine months ended September 30, 2008, respectively and tax benefit of $106,000 and $218,000 for the three and nine months ended September 30, 2007, respectively	429	(191)	222	(393)

Comprehensive income (loss)	$(4,826)	$1,433	$(3,529)	$3,006

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2008 and 2007

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

Balance, December 31, 2006	24,459	$24,459	$132,985	$705	$(2,276)	$155,873

Stock options exercised	19	19	82	—	—	101

Payment of deferred compensation shares	—	—	3	—	—	3

Purchase and retirement of common stock	(224)	(224)	(1,966)	—	—	(2,190)

Dividends on common stock of $0.03 per share	—	—	—	(732)	—	(732)

Change in accumulated other comprehensive loss	—	—	—	—	(95)	(95)

Net income	—	—	—	3,101	—	3,101

Balance, September 30, 2007	24,254	$24,254	$131,104	$3,074	$(2,371)	$156,061

Balance, December 31, 2007	24,202	$24,202	$131,516	$4,213	$(468)	$159,463

Stock compensation expense, net of tax benefits	—	—	271	—	—	271

Cumulative effect adjustment at January 1, 2008 for the adoption of SFAS No. 157	—	—	—	(96)	—	(96)

Stock options exercised	11	11	44	—	—	55

Purchase and retirement of common stock	(109)	(109)	(791)	—	—	(900)

Dividends on common stock of $0.03 per share	—	—	—	(724)	—	(724)

Change in accumulated other comprehensive loss	—	—	—	—	(2,035)	(2,035)

Net loss	—	—	—	(1,494)	—	(1,494)

Balance, September 30, 2008	24,104	$24,104	$131,040	$1,899	$(2,503)	$154,540

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income (loss)	$(1,494)	$3,101
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,821	2,345
Amortization of premiums, discounts and intangibles	255	468
Impairment of goodwill	2,821	—
Provision for loan losses	2,734	1,670
Loans held for sale originated	(1,034,323)	(1,807,962)
Proceeds from the sale of loans held for sale	1,076,135	2,009,402
Gain on sales of loans held for sale	(5,878)	(7,157)
Proceeds from sale, maturity and call of investment securities trading	7,848	3,988
Purchase of investment securities trading	(7,856)	(3,999)
Loss on sale of investments securities trading	8	11
Gain on sale of investment securities available-for-sale	(539)	(14)
Loss on sale of other assets	—	3
Impairment of Fannie Mae perpetual preferred stock	4,408	—
Increase in cash surrender value of bank-owned life insurance	(740)	(1,285)
Stock compensation expense, net of tax benefits	271	256
Increase in accrued interest receivable, other assets and deferred tax asset	826	803
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	(1,209)	20,412

Net cash provided by operating activities	45,088	222,042

Cash flows from investing activities:
Purchases of premises and equipment	(353)	(1,201)
Proceeds from sale, maturity and call of investment securities available-for-sale	160,303	33,946
Proceeds from sale of mortgage-backed securities available-for-sale	4,942	—
Proceeds from maturity and call of investment securities held-to-maturity	17,492	4,000
Proceeds from sale of other investments	913	3,328
Purchase of investment securities available-for-sale	(110,216)	(130,758)
Purchase of mortgage-backed securities available-for-sale	(36,267)	(32,421)
Purchase of other investments	(3,547)	(6,844)
Redemptions of investment securities available-for-sale	22,214	17,678
Redemptions of investment securities held-to-maturity	9,112	10,740
Net increase in loans receivable, net of deferred fees and costs	(46,847)	(128,520)

Net cash provided by (used in) investing activities	17,746	(230,052)

Cash flows from financing activities:
Net decrease in deposits	(11,361)	(81,012)
Net increase (decrease) in other borrowed funds - short term	(84,595)	39,882
Net decrease in mortgage funding checks	(2,110)	(28,383)
Proceeds from FHLB advances - long term	90,000	115,000
Repayments of FHLB advances - long term	(31,458)	(27,125)
Gain from early extinguishment of long term FHLB advance	(253)	—
Stock options exercised	55	101
Purchase and retirement of common stock	(900)	(2,190)
Deferred compensation payments	—	3
Dividends on common stock	(724)	(732)

Net cash provided by (used in) financing activities	(41,346)	15,544

Net increase in cash and cash equivalents	21,488	7,534

Cash and cash equivalents at beginning of the period	22,421	36,076

Cash and cash equivalents at end of the period	$43,909	$43,610

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$34,354	$43,693
Cash paid for income taxes	4,106	3,925

Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$—	$413

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2

Stock-Based Compensation

At September 30, 2008, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. There were 671 shares of the Company’s common stock available for future grants in the Option Plan as of September 30, 2008.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting and award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan currently authorizes grants and awards with respect to 2,420,000 shares of the Company’s common stock.  There were 227,908 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of September 30, 2008.

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

Total expense related to the Company’s share-based compensation plans for the three months ended September 30, 2008 and 2007 were $73,000 and $77,000, respectively. Total stock compensation expense, net of tax benefits for the nine months ended September 30, 2008 and 2007 were $271,000 and $256,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements were $25,000 and $27,000 for the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, the total income tax benefit recognized in the income statement for share-based compensation were $92,000 and $90,000, respectively.

Options granted for the three and nine months ended September 30, 2008 were 1,000 and 17,200, respectively. There were no options granted during the three months ended September 30, 2007.  For the nine months ended September 30, 2007, options granted were 500.  The weighted average per share fair values of stock option grants during the three and nine months ended September 30, 2008 were $3.52 and $3.10, respectively.  The weighted average per share fair values of stock option grants made for the nine months ended September 30, 2007 was $4.89.  The fair values of the options granted during all periods for 2008 and 2007 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Estimated option life	6.5 years	—	6.5 years	6.5 years
Risk free interest rate	3.77%	—	3.44 - 3.77%	4.81%
Expected volatility	40.50%	—	40.50%	42.10%
Expected dividend yield	0.56%	—	0.56%	0.40%

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

Stock option activity during the nine months ended September 30, 2008 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding at December 31, 2007	2,428,353	$8.53
Granted	17,200	7.13
Exercised	(11,570)	4.83
Forfeited	(12,350)	9.93
Outstanding at September 30, 2008	2,421,633	$8.73	5.98	$(2,171)
Options exercisable at September 30, 2008	2,202,383	$8.47	5.79	$(1,444)

Total intrinsic value of options exercised for the three and nine months ended September 30, 2008 were $37,000 and $38,000, respectively.  For the options exercised during the three and nine months ended September 30, 2007, the intrinsic values were $12,000 and $89,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the nine months ended September 30, 2008 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2007	292,028	$5.30
Granted	17,200	3.10
Vested	(89,878)	4.67
Forfeited	(100)	3.05
Balance at September 30, 2008	219,250	$5.39

At September 30, 2008, there was $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares that vested during the three months ended September 30, 2008 and 2007 were $52,000 and $53,000, respectively. For the nine months ended September 30, 2008 and 2007, the total fair value of shares that vested were $331,000 and $578,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2008 and 2007 is as follows:

At and for the Three Months Ended September 30, 2008 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$10,720	$837	$—	$(277)	$—	$11,280
Provision for loan losses	865	780	—	—	—	1,645
Non-interest income	1,142	2,352	893	8	—	4,395
Non-interest expense	12,096	5,728	859	573	—	19,256
Provision for income taxes	605	(1,148)	13	(286)	—	(816)
Net income (loss)	$(1,704)	$(2,171)	$21	$(556)	$—	$(4,410)

Total Assets	$1,615,119	$147,255	$3,579	$167,788	$(295,549)	$1,638,192
Average Assets	$1,612,406	$124,567	$3,589	$172,889	$(292,558)	$1,620,893

At and for the Three Months Ended September 30, 2007 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$9,969	$767	$—	$(403)	$—	$10,333
Provision for loan losses	915	—	—	—	—	915
Non-interest income	1,029	2,601	1,101	12	—	4,743
Non-interest expense	7,533	2,697	4,363	876	—	15,469
Provision for income taxes	715	242	(1,222)	(437)	—	(702)
Net income (loss)	$1,835	$429	$(2,040)	$(830)	$—	$(606)

Total Assets	$1,641,766	$163,896	$4,152	$173,607	$(305,821)	$1,677,600
Average Assets	$1,650,498	$239,395	$4,247	$173,802	$(408,502)	$1,659,440

At and for the Nine Months Ended September 30, 2008 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$31,110	$2,470	$—	$(920)	$—	$32,660
Provision for loan losses	1,790	944	—	—	—	2,734
Non-interest income	3,565	7,075	2,715	27	—	13,382
Non-interest expense	27,165	12,979	2,575	1,999	—	44,718
Provision for income taxes	2,528	(1,512)	51	(983)	—	84
Net income (loss)	$3,192	$(2,866)	$89	$(1,909)	$—	$(1,494)

Total Assets	$1,615,119	$147,255	$3,579	$167,788	$(295,549)	$1,638,192
Average Assets	$1,628,002	$138,243	$3,647	$176,287	$(309,726)	$1,636,453

At and for the Nine Months Ended September 30, 2007 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$29,055	$2,319	$—	$(973)	$—	$30,401
Provision for loan losses	1,670	—	—	—	—	1,670
Non-interest income	3,052	9,036	3,236	37	—	15,361
Non-interest expense	22,693	9,045	6,267	2,135	—	40,140
Provision for income taxes	2,365	828	(1,283)	(1,059)	—	851
Net income (loss)	$5,379	$1,482	$(1,748)	$(2,012)	$—	$3,101

Total Assets	$1,641,766	$163,896	$4,152	$173,607	$(305,821)	$1,677,600
Average Assets	$1,628,777	$265,305	$4,680	$169,925	$(428,502)	$1,640,185

At September 30, 2008, the Company did not have any operating segments other than those reported. Parent company financial information is included in the “Other” category and represents an overhead function rather than an operating segment. The parent company’s most significant assets are its net investments in its subsidiaries. The parent company’s net interest expense is comprised of interest income from short-term investments and interest expense on trust preferred securities. The parent company’s non-interest expense is primarily non-allocable executive salaries and professional services related to the Company’s regulatory requirements.

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2008 and 2007. Stock options issued that were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price were 238,880 and 81,359 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, stock options issued that were excluded in the diluted earnings per share calculation because the exercise prices were greater than the average market price were 234,503 and 54,887, respectively.

(In thousands,	September 30,		September 30,
except per share data)	2008	2007	2008	2007

Net income (loss) available to common shareholders	$(4,410)	$(606)	$(1,494)	$3,101

Weighted average common shares - basic	24,328	24,253	24,393	24,424

Weighted average common shares - diluted	24,328	24,253	24,393	24,900

Earnings (loss) per common share - basic	$(0.18)	$(0.02)	$(0.06)	$0.13

Earnings (loss) per common share - diluted	$(0.18)	$(0.02)	$(0.06)	$0.12

Basic earnings (loss) per share is impacted by the number of shares required to be issued under the Company’s various deferred compensation plans, and diluted earnings per share is impacted by those common shares which may be, but are not required to be, issued (depending on the elections of the participants) under these plans.

The following shows the composition of basic outstanding shares for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Weighted average common shares outstanding	24,105	24,253	24,146	24,369
Weighted average shares attributable to the deferred compensation plans	223	—	247	55
Total weighted average shares - basic	24,328	24,253	24,393	24,424

The following shows the composition of diluted outstanding shares for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Weighted average shares outstanding - basic (from above)	24,328	24,253	24,393	24,424
Incremental weighted average shares attributable to deferred compensation plans	—	—	—	210
Weighted average shares attributable to vested stock options	—	—	—	266
Incremental shares attributable to unvested stock options	—	—	—	—
Total weighted average shares - diluted	24,328	24,253	24,393	24,900

Note 5

Derivative Instruments and Hedging Activities

The Company is a party to forward loan sales contracts, which are utilized to mitigate exposure to fluctuations in interest rates related to closed loans that are held for sale.

The Company designates these derivatives as cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These hedges are recorded at fair value in the statement of condition as an other asset or other liability with a corresponding offset to accumulated other comprehensive loss in shareholders’ equity. Amounts are reclassified from accumulated other comprehensive loss to the income statement in the period or periods that the loan sale is reflected in income.

At September 30, 2008, accumulated other comprehensive loss included an after-tax unrealized gain of $45,127 related to forward loan sales contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive loss at September 30, 2008 that is related to the Company’s cash flow hedges will be recognized in earnings during the fourth quarter of 2008. For the three and nine months ended September 30, 2008, the hedge ineffectiveness recorded through earnings was immaterial.

At September 30, 2008, the Company had $75.9 million in loan commitments and associated forward sales and had $96.8 million in forward sales associated with $96.8 million of loans held for sale. Loans held for sale that are classified as construction-to-permanent total $41.8 million at September 30, 2008 and are not sold forward until the construction phase has been completed.  At September 30, 2008, the fair value of the derivative asset was $3.3 million and the derivative liability was $2.3 million.

The Company has interest rate swaps to mitigate its exposure to interest rate risk for certain loans receivable.  In addition, the Company has an interest rate swap for $5.0 million of the $20.0 million it has in its trust preferred security issuance.  At September 30, 2008, accumulated other comprehensive loss included an after-tax unrealized gain of $107,000 related to these interest rate swaps.  For the three and nine months ended September 30, 2008, the hedge ineffectiveness recorded through earnings was immaterial.

Note 6

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at September 30, 2008 is as follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2007	$1,781	$643	$795	$489	$2,576	$1,132
2008 activity:
Customer relationship intangibles	—	148	—	31	—	179
Trade name	—	—	—	7	—	7
Balance at September 30, 2008	$1,781	$791	$795	$527	$2,576	$1,318

The aggregate amortization expense was $59,000 and $63,000 for the three months ended September 30, 2008 and 2007, respectively.    For the nine months ended September 30, 2008 and 2007, the aggregate amortization expense was $186,000 and $190,000, respectively.

The estimated amortization expense for the next five years is as follows:

(In thousands)
2008 (October – December)	$60
2009	238
2010	238
2011	238
2012	238
2013 and thereafter	246

The carrying amount of goodwill at September 30, 2008 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2007	$22	$12,941	$2,832	$15,795
Goodwill impairment charge	—	(2,821)	—	(2,821)
Balance at September 30, 2008	$22	$10,120	$2,832	$12,974

Goodwill of each of the Company’s business segments is tested for impairment on an annual basis or more frequently if events or circumstances warrant. During the period ended September 30, 2008, the Company performed an evaluation of the goodwill associated with its acquisition of George Mason, which is included in the mortgage banking segment.  Goodwill of $12.9 million was recognized as a result of this acquisition.  During the third quarter of 2008, the Company employed the services of a valuation consultant to assist with the goodwill evaluation.  The analysis included certain valuation techniques, including a discounted cash flow approach.  Following the acquisition date, George Mason has delivered excellent financial results and returns on the Company’s investment.  Recent and ongoing challenges in the regional residential real estate market have negatively impacted the cash flows expected to be generated by George Mason in the near term.  The valuation analysis indicated that goodwill was impaired and the Company recorded a non-cash impairment charge of $2.8 million in the mortgage banking segment.

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

At September 30, 2008, commitments to extend credit were $431.0 million and standby letters of credit were $9.7 million. The Company has a liability of $11,000 associated with standby letters of credit at September 30, 2008. The majority of standby letters of credit outstanding at

September 30, 2008 are collateralized.  Commitments to extend credit of $73.1 million as of September 30, 2008 are related to George Mason’s pipeline and are of a short term nature.

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

George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of September 30, 2008 was $14,000.

George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable.  In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans managed companies originate at the time of origination.  These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable, the managed company be responsible for buying back the loan.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.

During the second quarter of 2008, George Mason entered into an agreement with a mortgage correspondent related to the loan purchase agreement between the two parties.  This agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $2.8 million payment to the correspondent.  The terms of this agreement require that the Company may be obligated to make additional payments to the correspondent in future periods based on certain conditions.  The Company believes the additional exposure under this agreement is not material as over the course of the next two years there is a potential payment of no more than $0.03 diluted earnings per share in total.  The amount of this potential exposure declines with the passage of time.  In conjunction with the agreement, George Mason entered into similar agreements with certain managed companies, from which George Mason purchased loans and subsequently sold to this mortgage correspondent.  These settlement agreements provided for a total payment of $1.0 million to George Mason by those managed companies of which $550,000 has already been paid.

George Mason’s reserve for possible loan repurchases was $562,000 at September 30, 2008.

The Company has counter-party risk that may arise from the possible inability of George Mason’s third party investors to meet the terms of their forward sales contracts.  George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk.  The Company does not expect any third-party investor to fail to meet its obligation.  In addition, the Company has derivative counterparty risk relating to certain interest rate swaps it has with a third party.  This risk may arise from the inability of the third party to meet the terms of the contracts.  The Company monitors the financial condition of this third party on an annual basis.  The Company does not expect this third party to fail to meet its obligation.

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

Upon adoption or at any point during the nine months ended September 30, 2008, the Company did not designate any asset or liability to be measured at fair value under SFAS No. 159.

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

Information pertaining to the Company’s investment securities available-for-sale portfolio and interest rate swap derivatives as of September 30, 2008 is shown below:

At September 30, 2008 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$231,044		$231,044
Derivative asset - interest rate swaps	837		837
Derivative liability - interest rate swaps	725		725

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

The effects of fair value measurements for the interest rate lock commitment derivatives and forward sales contract derivatives on earnings in the nine months ended September 30, 2008 were as follows and were all based on Level 2 inputs:

(in thousands)	Notional or Principal Amount	Expected Premium (Discount) to Par	Movement of Interest Rates	Security Price Change	Total Fair Value Adjustment
Rate lock commitments	$73,094	$475	$369	$—	$844
Forward sales contracts	123,711	—	—	(172)	(172)
Loans held for sale	50,617	520	(197)	—	323
		$995	$172	$(172)	$995

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

Prior to the adoption of SAB No. 109 and SFAS No. 157, the fair value calculation for interest rate lock commitments and forward sales contracts only considered the effects of interest rate changes between the date of the rate lock and either the loan closing date or the balance sheet date.  For the three months ended September 30, 2008, the change in fair value of the interest rate lock commitments, loans held for sale, and forward loan sales contracts based only on changes in market interest rates was $172,000.   Interest rate movements have an offsetting impact on the security prices that serve to measure the fair value of these instruments.

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

Managed Company Loans

George Mason serves as a pass through conduit for the managed companies to sell loans to investors on the secondary market.  Concurrent with entering into a rate lock agreement with a borrower, the managed company loan is sold forward to an investor in the secondary market.  After the managed company closes the loan, it is assigned to George Mason.  George Mason then facilitates the transfer of the loan to the investor.  George Mason does not earn any spread or other fees from the loan assignment nor from the transfer to the investor.  All gains in the loan sale are earned by the managed company.  At September 30, 2008, loans held for sale includes $46.3 million of loans originated by the managed companies that will be delivered to the investors by George Mason.  Any change in the fair value of the loans held for sale originated by the managed company will result in an equal and offsetting change in liability to the managed company.

Note 9

Other-Than-Temporary Impairment

For the three months ended September 30, 2008, the Company recorded a one-time noncash other-than-temporary impairment charge of $4.4 million as a result of its investment in Fannie Mae perpetual preferred stock.  This impairment charge, net of tax, was $4.0 million.  The tax benefit recognized on the other-than-temporary impairment charge was based on the treatment of the impairment as a capital loss, which limited the tax benefit recorded.  Subsequently, on October 3, 2008, the Emergency Economic Stabilization Act was enacted which includes a provision permitting banks to recognize the other-than-temporary impairment charge related to Fannie Mae perpetual preferred stock as an ordinary loss which will allow the Company to recognize an additional tax benefit for this loss in the fourth quarter of 2008 in the amount of $1.1 million.  This noncash impairment charge was recorded in the commercial banking segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2008 and December 31, 2007 and the unaudited results of our operations for the three and nine months ended September 30, 2008 and 2007. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

•                  changes in market conditions, specifically declines in the residential real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions we do business with;

•                  impact of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008, there is no assurance that such legislation will stabilize the U.S. financial system and there is uncertainty in the implementation of this legislation by federal regulators

•                  maintaining cost controls and asset quality as we open or acquire new branches;

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

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007.

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

During the third quarter of 2008, we performed an evaluation of the goodwill associated with our acquisition of George Mason, which is included in the mortgage banking segment.  Goodwill of $12.9 million was recognized as a result of this acquisition.  During the third quarter of 2008, we employed the services of a valuation consultant to assist with the goodwill evaluation.  The analysis included certain valuation techniques, including a discounted cash flow approach.  Following the acquisition date, George Mason has delivered excellent financial results and returns on our investment.  Recent and ongoing challenges in the regional residential real estate market have negatively impacted the cash flows expected to be generated by George Mason in the near term.  The valuation analysis indicated that goodwill was impaired and we recorded a non-cash impairment charge of $2.8 million in the mortgage banking segment.

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

New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date.  The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement.  It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value.  This standard is effective for fiscal years beginning after December 15, 2007.  See Note 8 to the notes to the consolidated financial statements above.  On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

2008 Economic Environment

Our credit quality remains relatively strong despite the challenges we face during the current economic environment.  For the fourth consecutive quarter, we have no nonaccrual loans and we had a decrease in nonperforming loans of $379,000 from $963,000 at December 31, 2007 to $584,000 at September 30, 2008.  Net charge-offs were 0.14% of our average loans receivable for the year-to-date September 30, 2008.

The slowing economy and declining housing prices have continued to impact our mortgage banking operations, resulting in an impairment to the goodwill associated with our 2004 acquisition of George Mason.  The market dislocations that have been experienced in the financial markets over the past year continue to impact our results. We incurred an other-than-temporary impairment charge on our Fannie Mae preferred stock investment.  Market illiquidity continues to impact certain portions of our investment securities portfolio, specifically the ratings of certain monoline insurance providers, which has affected the pricing of certain municipal securities in our portfolio. In addition, we hold investments in pooled trust preferred securities, which are significantly below book value as of September 30, 2008 due to the lack of liquidity in the market.

The above conditions together with deterioration in the overall economy will continue to affect these and other markets in which we do business and could adversely impact our results throughout the remainder of 2008. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

On October 14, 2008, as provided in the Emergency Economic Stabilization Act, the U.S. Treasury and Federal Deposit Insurance Corporation (“FDIC”) have announced certain programs to encourage financial institutions to build capital and to strengthen confidence and encourage liquidity in the banking system.  Specifically, the U.S. Treasury announced a voluntary Capital Purchase Program, pursuant to which the U.S. Treasury will purchase up to $250 billion of senior preferred securities from eligible U.S. financial institutions on standardized terms.  In addition, the FDIC announced a Temporary Liquidity Guarantee Program pursuant to which the FDIC will guarantee certain newly-issued senior unsecured debt issued by eligible institutions on or before June 30, 2009, as well as funds in noninterest-bearing transaction deposit accounts held by FDIC-insured banks until December 31, 2009.  Eligible institutions will be covered under the Liquidity Guarantee Program for a period of 30 days, and fees for the coverage will be waived during that time.  Prior to the expiration of the 30 day period, however, eligible institutions must inform the FDIC whether they intend to opt out of the program.  We are considering participation in both programs as of the date of this filing.

Statements of Income

General – Three and Nine Month Periods

For the three months ended September 30, 2008 and 2007, we reported a net loss of $4.4 million and $606,000, respectively.  Net interest income after the provision for loan losses increased $217,000 to $9.6 million for the three months ended September 30, 2008 compared to $9.4 million for the three months ended September 30, 2007.  The increase in net interest income after provision for loan losses is a direct result of a decrease in our interest expense for the three months ended September 30, 2008 of $4.5 million, offset by a decrease in interest income of $3.6 million and an increase in provision for loan losses of $730,000 all as compared to the same period of 2007. Noninterest income for the three months ended September 30, 2008 was $4.4 million, a decrease of $348,000, or 7%, compared to $4.7 million for the three months ended September 30, 2007.  The decrease in noninterest income is primarily due to a decrease in investment fee income of $208,000 for the three months ended September 30, 2008 as compared to the same period of 2007.  The decrease in investment fee income is a result of a decrease in the managed assets at our trust division due to the loss of low margin custody relationships with two clients.  In addition, assets under management at CWS have decreased as compared to the same three months period of 2007 following the departure of certain employees.  Noninterest expense increased $3.8 million, or 24%, to $19.3 million for the three months ended September 30, 2008, compared to $15.5 million for the same period of 2007.  The increase in noninterest expense for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 was a result of an other-than-temporary impairment charge of $4.4 million and a goodwill impairment charge of $2.8 million, both of which are explained in more detail below.

For the three months ended September 30, 2008, basic and diluted loss per common share were each $0.18.  Basic and diluted loss per common share for the three months ended September 30, 2007 were each $0.02.  Weighted average fully diluted shares outstanding for the three months ended September 30, 2008 and 2007 were 24,327,751 and 24,253,187, respectively.

Return on average assets for the three months ended September 30, 2008 and 2007 was (1.09)% and (0.15)%, respectively. Return on average equity for the three months ended September 30, 2008 and 2007 was (11.03)% and (1.54)%, respectively.

We recorded a net loss for the nine months ended September 30, 2008 of $1.5 million compared to net income of $3.1 million for the nine months ended September 30, 2007.   For the nine months ended September 30, 2008 and 2007, net interest income after provision for loan losses was $30.0 million and $28.7 million, respectively, an increase of $1.2 million, or 4%.  The increase in net interest income after provision for loan losses is a direct result of a decrease in our interest expense for the nine months ended September 30, 2008 of $9.5 million, offset by a decrease in interest income of $7.3 million and an increase in provision for loan losses of $1.1 million, all as compared to the same year to date period of 2007.

For the nine months ended September 30, 2008, noninterest income decreased $2.0 million, or 13%, to $13.4 million from $15.4 million for the nine months ended September 30, 2007.   The decrease in noninterest income is primarily due to the decrease in realized and unrealized gains on mortgage banking activities of $1.3 million for nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  Management fee income also decreased $309,000 to $590,000 for the nine months ended September 30, 2008 as compared to $899,000 for the nine months ended September 30, 2007.  These decreases are a result of the ongoing deterioration in the residential real estate market.  Investment fee income for the nine months ended September 30, 2008 and 2007 were $2.7 million and $3.2 million, respectively, a decrease of $521,000.  The decrease in investment fee income is a result of the above mentioned decreases in managed and custodial assets.

For the nine months ended September 30, 2008 and 2007, noninterest expense was $44.7 million and $40.1 million, respectively, an increase of $4.6 million, or 11%.  The increase in noninterest expense for the nine months ended September 30, 2008 as compared to the same period of 2007 was a result of an other-than-temporary impairment charge of $4.4 million and a goodwill impairment charge of $2.8 million, both of which are explained in more detail below.

For the nine months ended September 30, 2008, basic and diluted loss per share were $0.06 and for the nine months ended September 30, 2007, basic and diluted earnings per share were $0.13 and $0.12, respectively.  For the nine months ended September 30, 2008 and 2007, weighted average fully diluted shares outstanding were 24,393,167 and 24,900,401, respectively.

For the nine months ended September 30, 2008 and 2007, return on average assets was (0.12)% and 0.25%, respectively.  For the nine months ended September 30, 2008 and 2007, return on average equity was (1.23)% and 2.63%, respectively.

Our operating results for the three and nine months ended September 30, 2008 and 2007 were adversely impacted by several events.  These events are discussed in detail below:

•      During the three months ended September 30, 2008, we performed our annual evaluation of the goodwill associated with our acquisition of George Mason.  Goodwill of $12.9 million was recognized as a result of this acquisition.  We employed the services of a valuation consultant to assist us with the goodwill evaluation.  The analysis included certain valuation techniques, including a discounted cash flow approach.  Following the acquisition, George Mason delivered excellent financial results and returns on our investment.  Recent and ongoing challenges in the regional residential real estate market have negatively impacted the cash flows expected to be generated by George Mason in the near term.  The valuation analysis indicated that the goodwill was impaired and we recorded a noncash impairment charge of $2.8 million in the mortgage banking segment.

•                  During the third quarter of 2008, we recognized a one-time noncash other-than-temporary impairment charge of $4.4 million on our investment in Fannie Mae perpetual preferred stock.  This impairment charge, net of tax, was $4.0 million.  The tax benefit recognized on the other-than-temporary impairment charge was based on the treatment of the impairment as a capital loss, which limited the tax benefit we recorded.  Subsequently, on October 3, 2008, the Emergency Economic Stabilization Act was enacted which includes a provision permitting banks to recognize the other-than-temporary impairment charge related to Fannie Mae perpetual preferred stock as an ordinary loss rather than a capital loss and will allow us to recognize an additional tax benefit for this loss in the fourth quarter of 2008 in the amount of $1.1 million.  This noncash impairment charge was recorded in the commercial banking segment.

•                  During the second quarter of 2008, George Mason recorded a one-time cash settlement to one of its mortgage correspondents related to the loan purchase agreement between the two parties.  This one-time settlement agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $2.8 million payment to the correspondent.  George Mason also entered into similar agreements with certain third party mortgage companies from which George Mason purchased mortgage loans and subsequently sold to this mortgage correspondent.  These settlement agreements provided for a total payment of $1.0 million to George Mason by those third party mortgage companies.  Although we from time to time repurchase mortgage loans sold to various investors under the normal representation and warranty provisions of the loan sale contracts, we believe this cash settlement to be a one-time event because we do not have the level of exposure to repurchase mortgage loans previously sold to other investors as we had with this particular third party due to the volume of loans sold to this investor.

•                  During the third quarter of 2007, we recorded a $3.5 million loss on an escrow arrangement with Liberty Growth Fund, LP and AIMS Worldwide, Inc. We served as the escrow agent in connection with an equity financing transaction between Liberty Growth Fund and AIMS Worldwide.  In that transaction, Liberty Growth Fund had agreed to purchase from AIMS Worldwide shares of its preferred stock for $3.85 million.  AIMS Worldwide would then use these proceeds to fund its acquisition of two other companies.  As provided in the escrow agreement, Liberty Growth Fund delivered a check to us in the amount of $3.85 million on July 24, 2007.  On July 25, 2007, we released funds totaling $3.85 million to AIMS Worldwide and certain of its designated beneficiaries and shares of AIMS Worldwide’s preferred stock and warrants to an agent of Liberty Growth Fund.  We then learned that Liberty Growth Fund had previously stopped payment on its check.  Liberty Growth Fund issued another check in the same amount, but that check was dishonored for lack of sufficient funds. Of the total amount charged-off, we recovered $350,000 from one of the parties involved in the transaction.

General –Business Segments

Net income (loss) attributable to the commercial banking segment for the three months ended September 30, 2008 and 2007 was $(1.7) million and $3.2 million, respectively.  For the nine months ended September 30, 2008 and 2007, net income from the commercial banking segment was $1.8 million and $5.4 million, respectively.  The 2008 results reported were impacted by the aforementioned other-than-temporary impairment charge. For the three and nine months ended September 30, 2008, net interest income increased $751,000 and $2.0 million, respectively, compared to the same three and nine month periods of 2007.

The mortgage banking segment reported a net loss of $2.2 million for the three months ended September 30, 2008 compared to net income of $429,000 for the three months ended September 30, 2007.  The net loss for the three months ended September 30, 2008 was primarily attributable to the previously mentioned goodwill impairment charge.  For the nine months ended September 30, 2008, the mortgage banking segment reported a net loss of $2.9 million compared to net income of $1.5 million for the nine months ended September 30, 2007.  In addition to the goodwill impairment charge recorded during the third quarter of 2008, a one-time cash settlement to a mortgage correspondent was recorded during the second quarter of 2008.  Additionally, decreases in net income for this business segment include decreases in noninterest income due to decreased loan sales volume, a result of the slowdown in the regional residential real estate market.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded net income of $21,000 and $89,000 for the three and nine month periods ended September 30, 2008, respectively.  For the three and nine months ended September 30, 2007, this business segment reported a net loss of $2.0 million and $1.7 million, respectively.  The net losses were a result of the loss recorded as a result of an escrow arrangement during 2007.  Non interest income decreased in the 2008 periods as compared to the 2007 periods due to the aforementioned decrease in managed and custodial assets during 2008 as compared to 2007.

Net Interest Income

Net interest income represents the difference between interest and fees earned on interest -earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended September 30, 2008 and 2007 was $11.3 million and $10.3 million, respectively, a period-to-period increase of $947,000, or 9%. For the nine months ended September 30, 2008 and 2007, net interest income was $32.7 million and $30.4 million, respectively, an increase of $2.3 million, or 7%.  The increase in net interest income is primarily the result of a greater decrease in our cost of interest-bearing liabilities than our decrease in the yields earned for average earning assets.  During 2008, we have been liability sensitive, which means that we have more liabilities repricing than assets in the current decreasing interest rate environment, which has contributed to the improvement in our net interest margin.

Specifically, interest income on loans held for sale decreased $2.5 million for the three months ended September 30, 2008 compared to the same three month period of 2007.  For the year-to-date period ending September 30, 2008, interest income on loans held for sale decreased $8.2 million as compared to the year-to-date period of 2007.  The decrease in interest income on loans held for sale is directly related to decreased volumes of loans sold due to the ongoing deterioration in the residential real estate market.  Total interest expense has decreased $4.5 million and $9.5 million for the three and nine months periods ending September 30, 2008 as compared to the same periods of 2007.  The decrease in total interest expense is mostly related to short-term certificates of deposit which have matured and repriced at lower rates over the three and nine months periods of 2008.

We have certain loans and investment securities for which a portion of the income realized is tax-exempt.  Net interest income on a tax equivalent basis for the three months ended September 30, 2008 and 2007 was $11.4 million and $10.4 million, respectively.  For the nine months ended September 30, 2008 and 2007, net interest income on a tax equivalent basis was $33.1 million and $30.7 million, respectively.

Our net interest margin, which equals net interest income divided by average earning assets, was 2.96% and 2.65% for the three months ended September 30, 2008 and 2007, respectively.  For the year to date September 30, 2008 and 2007, our net interest margin was 2.84% and 2.63%, respectively.  The increase in the net interest margin for the three and nine months ended September 30, 2008 compared to the same periods of 2007 is a result of a greater decrease in the cost of interest-bearing liabilities than the decrease in yields earned for average earning assets.  Tables 1 through 4 present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Table 1.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended September 30, 2008, 2007 and 2006

(In thousands)

	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$119,891	$1,843	6.15%	$108,266	$2,132	7.88%	$86,592	$1,649	7.62%
Real estate - commercial	454,513	7,447	6.55%	385,432	6,556	6.80%	294,680	4,881	6.63%
Real estate - construction	189,041	2,703	5.72%	171,846	3,639	8.47%	146,803	3,214	8.76%
Real estate - residential	213,360	2,984	5.60%	200,792	2,749	5.48%	173,942	2,315	5.32%
Home equity lines	96,196	1,131	4.66%	72,365	1,323	7.25%	71,888	1,339	7.45%
Consumer	2,608	40	6.08%	8,222	165	7.96%	5,008	97	7.75%
Total loans	1,075,609	16,148	6.01%	946,923	16,564	7.00%	778,913	13,495	6.93%

Loans held for sale	118,009	1,709	5.79%	233,646	4,256	7.29%	275,885	5,193	7.53%
Investment securities - trading	—	—	0.00%	—	—	0.00%	—	—	0.00%
Investment securities available-for-sale	258,807	3,421	5.29%	293,554	3,696	5.04%	243,259	2,891	4.75%
Investment securities held-to-maturity	54,373	586	4.30%	85,850	896	4.17%	104,768	1,079	4.12%
Other investments	15,726	113	2.91%	10,944	166	6.05%	5,584	84	6.03%
Federal funds sold	19,068	118	2.45%	5,003	71	5.69%	15,219	181	4.71%
Total interest-earning assets and interest income (2)	1,541,592	22,095	5.73%	1,575,920	25,649	6.51%	1,423,628	22,923	6.44%

Noninterest earning assets:
Cash and due from banks	7,241			$5,659			$4,966
Premises and equipment, net	17,276			19,347			20,528
Goodwill and other intangibles, net	17,060			17,341			20,425
Accrued interest and other assets	50,487			51,685			28,265
Allowance for loan losses	(12,763)			(10,512)			(8,970)
Total assets	$1,620,893			$1,659,440			$1,488,842

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	114,362	605	2.10%	117,665	904	3.05%	134,293	976	2.91%
Money markets	40,434	230	2.26%	53,155	345	2.58%	89,179	517	2.32%
Statement savings	345,687	2,379	2.73%	359,379	4,226	4.66%	232,930	2,802	4.78%
Certificates of deposit	446,411	4,030	3.58%	498,113	5,903	4.70%	584,089	6,383	4.37%
Total interest - bearing deposits	946,894	7,244	3.04%	1,028,312	11,378	4.39%	1,040,491	10,678	4.07%

Other borrowed funds	359,976	3,427	3.78%	319,767	3,834	4.76%	154,047	1,768	4.55%

Total interest-bearing liabilities and interest expense	1,306,870	10,671	3.24%	1,348,079	15,212	4.48%	1,194,538	12,446	4.13%

Noninterest-bearing liabilities:
Demand deposits	136,575			123,178			119,448
Other liabilities	17,477			31,216			22,658
Common shareholders’ equity	159,971			156,967			152,198
Total liabilities and shareholders’ equity	$1,620,893			$1,659,440			$1,488,842

Net interest income and net interest margin (2)		$11,424	2.96%		$10,437	2.65%		$10,477	2.93%

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

Table 2.

Rate and Volume Analysis

Three Months Ended September 30, 2008, 2007 and 2006

(In thousands)

	2008 Compared to 2007			2007 Compared to 2006
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$229	$(518)	$(289)	$413	$70	$483
Real estate - commercial	1,175	(284)	891	1,503	172	1,675
Real estate - construction	364	(1,300)	(936)	548	(123)	425
Real estate - residential	168	67	235	357	77	434
Home equity lines	428	(620)	(192)	20	(36)	(16)
Consumer	(113)	(12)	(125)	64	4	68
Total loans	2,251	(2,667)	(416)	2,905	164	3,069

Loans held for sale	(2,106)	(441)	(2,547)	(795)	(142)	(937)
Investment securities - trading	—	—	—	—	—	—
Investment securities available-for-sale	(437)	162	(275)	598	207	805
Investment securities held-to-maturity	(327)	17	(310)	(195)	12	(183)
Other investments	70	(123)	(53)	81	1	82
Federal funds sold	201	(154)	47	(122)	12	(110)
Total interest income (2)	(348)	(3,206)	(3,554)	2,472	254	2,726

Interest expense:

Interest - bearing deposits:

Interest checking	(25)	(274)	(299)	(114)	42	(72)
Money markets	(83)	(32)	(115)	(206)	34	(172)
Statement savings	(166)	(1,681)	(1,847)	1,539	(115)	1,424
Certificates of deposit	(613)	(1,260)	(1,873)	(895)	415	(480)
Total interest - bearing deposits	(887)	(3,247)	(4,134)	324	376	700

Other borrowed funds	482	(889)	(407)	1,900	166	2,066

Total interest expense	(405)	(4,136)	(4,541)	2,224	542	2,766

Net interest income (2)	$57	$930	$987	$248	$(288)	$(40)

(1)	Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.
(2)

Interest income for loans receivable, investment securities available-for-sale and fed funds sold (which includes investments in money market preferred stock) is reported on a fully taxable-equivalent basis at a rate of 34%.

(3)	Changes attributable to rate/volume have been allocated to volume.

Table 3.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Nine Months Ended September 30, 2008, 2007 and 2006

(In thousands)

	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$127,572	$6,080	6.35%	$106,764	$6,143	7.67%	$80,964	$4,409	7.26%
Real estate - commercial	432,948	21,304	6.56%	354,731	17,815	6.70%	281,599	13,940	6.60%
Real estate - construction	190,428	8,723	6.11%	164,295	10,393	8.43%	138,066	8,596	8.30%
Real estate - residential	213,018	8,970	5.61%	199,342	8,156	5.46%	166,637	6,470	5.18%
Home equity lines	90,593	3,338	4.92%	66,832	3,674	7.35%	75,146	3,831	6.80%
Consumer	2,680	130	6.48%	7,020	424	8.08%	4,825	276	7.63%
Total loans	1,057,239	48,545	6.12%	898,984	46,605	6.91%	747,237	37,522	6.70%

Loans held for sale	132,921	5,792	5.81%	261,505	13,954	7.11%	264,994	14,746	7.42%
Investment securities - trading	—	—	0.00%	15	1	4.61%	—	—	0.00%
Investment securities available-for-sale	264,376	10,400	5.25%	264,249	9,748	4.92%	222,847	7,633	4.57%
Investment securities held-to-maturity	61,475	1,963	4.25%	91,343	2,858	4.17%	108,927	3,306	4.05%
Other investments	15,138	548	4.82%	9,893	442	5.96%	6,152	262	5.67%
Federal funds sold	23,023	433	2.52%	31,244	1,235	5.28%	26,887	915	4.55%
Total interest-earning assets and interest income (2)	1,554,172	67,681	5.81%	1,557,233	74,843	6.41%	1,377,044	64,384	6.23%

Noninterest earning assets:
Cash and due from banks	7,526			$7,297			$6,766
Premises and equipment, net	17,765			19,835			19,560
Goodwill and other intangibles, net	17,140			17,403			20,514
Accrued interest and other assets	52,042			48,513			17,201
Allowance for loan losses	(12,192)			(10,096)			(8,677)
Total assets	$1,636,453			$1,640,185			$1,432,408

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	121,338	2,101	2.31%	124,155	2,738	2.95%	139,949	2,875	2.74%
Money markets	40,860	764	2.50%	57,531	1,076	2.50%	133,062	2,480	2.49%
Statement savings	366,209	8,312	3.03%	357,343	12,641	4.73%	107,484	3,703	4.59%
Certificates of deposit	450,650	13,274	3.93%	531,418	18,733	4.71%	607,555	18,547	4.08%
Total interest - bearing deposits	979,057	24,451	3.34%	1,070,447	35,188	4.39%	988,050	27,605	3.74%

Other borrowed funds	349,178	10,172	3.89%	264,551	8,949	4.52%	157,372	5,145	4.37%

Total interest-bearing liabilities and interest expense	1,328,235	34,623	3.48%	1,334,998	44,137	4.42%	1,145,422	32,750	3.82%

Noninterest-bearing liabilities:
Demand deposits	127,945			123,621			114,889
Other liabilities	18,706			24,196			21,156
Common shareholders’ equity	161,567			157,370			150,941
Total liabilities and shareholders’ equity	$1,636,453			$1,640,185			$1,432,408

Net interest income and net interest margin (2)		$33,058	2.84%		$30,706	2.63%		$31,634	3.05%

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

Table 4.

Rate and Volume Analysis

Nine Months Ended September 30, 2008, 2007 and 2006

(In thousands)

	2008 Compared to 2007			2007 Compared to 2006
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$1,197	$(1,260)	$(63)	$1,405	$329	$1,734
Real estate - commercial	3,928	(439)	3,489	3,620	255	3,875
Real estate - construction	1,653	(3,323)	(1,670)	1,633	164	1,797
Real estate - residential	560	254	814	1,270	416	1,686
Home equity lines	1,313	(1,649)	(336)	(433)	276	(157)
Consumer	(262)	(32)	(294)	124	24	148
Total loans	8,389	(6,449)	1,940	7,619	1,464	9,083

Loans held for sale	(6,861)	(1,301)	(8,162)	(194)	(598)	(792)
Investment securities - trading	(1)	—	(1)	1	—	1
Investment securities available-for-sale	5	647	652	1,418	697	2,115
Investment securities held-to-maturity	(930)	35	(895)	(534)	86	(448)
Other investments	235	(129)	106	159	21	180
Federal funds sold	(326)	(476)	(802)	148	172	320
Total interest income (2)	511	(7,673)	(7,162)	8,619	1,841	10,461

Interest expense:

Interest - bearing deposits:

Interest checking	(58)	(579)	(637)	(334)	197	(137)
Money markets	(311)	(1)	(312)	(1,408)	4	(1,404)
Statement savings	327	(4,656)	(4,329)	8,555	383	8,938
Certificates of deposit	(2,843)	(2,616)	(5,459)	(2,324)	2,510	186
Total interest - bearing deposits	(2,885)	(7,852)	(10,737)	4,489	3,094	7,583

Other borrowed funds	2,867	(1,644)	1,223	3,504	300	3,804

Total interest expense	(18)	(9,496)	(9,514)	7,993	3,394	11,387

Net interest income (2)	$529	$1,823	$2,352	$626	$(1,552)	$(926)

(1)	Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.
(2)

Interest income for loans receivable, investment securities available-for-sale and fed funds sold (which includes investments in money market preferred stock) is reported on a fully taxable-equivalent basis at a rate of 34%.

(3)	Changes attributable to rate/volume have been allocated to volume.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2008 and 2007 was $1.6 million and $915,000, respectively. For the nine months ended September 30, 2008 and 2007, the provision for loan losses was $2.7 million and $1.7 million, respectively.  During the third quarter of 2008, we charged off residential loans held at George Mason totaling $660,000, one commercial loan (partially guaranteed by the Small Business Administration) of $72,000, took a partial charge off on a residential loan at the Bank of $41,000 and took a credit card receivables charge off of $5,000.   Prior to the third quarter, net loan charge offs were $340,000.  In addition to the above mentioned charge offs, our provision expense was impacted by an increase in watch list credits and net new loan growth in addition to our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses at September 30, 2008 and December 31, 2007 were $13.3 million and $11.6 million, respectively. Our allowance for loan losses ratio to loans receivable, net were 1.22% and 1.12% at September 30, 2008 and December 31, 2007, respectively.  Nonperforming loans at September 30, 2008 and December 31, 2007, were $584,000 and $963,000, respectively. There were no nonaccrual loans at September 30, 2008 and December 31, 2007.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in Tables 5, 6 and 7, respectively.

Table 5.

Allowance for Loan Losses

Nine Months Ended September 30, 2008 and 2007

(In thousands)

	2008	2007
Beginning balance, January 1,	$11,641	$9,638

Provision for loan losses	2,734	1,670

Loans charged off:
Commercial and industrial	(88)	(448)
Consumer	(1,053)	(3)
Total loans charged off	(1,141)	(451)

Recoveries:
Commercial and industrial	3	—
Consumer	20	—
Total recoveries	23	—

Net (charge offs) recoveries	(1,118)	(451)

Ending balance, September 30,	$13,257	$10,857

	September 30, 2008	December 31, 2007
Loans:
Balance at period end	$1,086,531	$1,039,684
Allowance for loan losses to loans receivable, net of fees	1.22%	1.12%
Annualized net charge-offs to average loans receivable	0.14%	0.06%

Table 6.

Allocation of the Allowance for Loan Losses

At September 30, 2008 and December 31, 2007

(In thousands)

	September 30,		December 31,
	2008		2007
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,465	10.93%	$1,956	13.51%
Real estate - commercial	5,654	42.34%	5,225	39.95%
Real estate - construction	3,027	17.74%	2,217	17.93%
Real estate - residential	2,039	19.65%	1,402	20.50%
Home equity lines	1,015	9.11%	772	7.81%
Consumer	57	0.23%	69	0.30%

Total allowance for loan losses	$13,257	100.00%	$11,641	100.00%

* Percentage of loan type to the total loan portfolio.

Table 7.

Nonperforming Loans Receivable

At September 30, 2008 and December 31, 2007

(In thousands)

	September 30,	December 31,
	2008	2007
Nonaccruing loans	$—	$—

Loans contractually past-due 90 days or more and still accruing	584	963

Total nonperforming loans receivable	$584	$963

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and management fee income, and continues to be an important factor in our operating results. Noninterest income for the three months ended September 30, 2008 and 2007 were $4.4 million and $4.7 million, respectively, a decrease of $348,000, or 7%.   Noninterest income for the nine months ended September 30, 2008 and 2007 was $13.4 million and $15.4 million, respectively.  Realized and unrealized gains on mortgage banking activities by George Mason for the three months ended September 30, 2008 and 2007 were $2.0 million and $2.1 million, respectively, a decrease of $108,000, or 5%.  For the year to date September 30, 2008 and 2007, realized and unrealized gains on mortgage banking activities were $5.9 million and $7.2 million, respectively.  Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination. Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination. In addition, we adopted SFAS No. 157 and SAB No. 109 during the first quarter of 2008.  Additional information on the adoption of these standards can be found in Note 8 to our notes to the consolidated financial statements.  Management fee income for the three months ended September 30, 2008 and 2007 was $204,000 and $229,000, respectively, a decrease of $25,000, or 11%. For the nine months ended September 30, 2008 and 2007, management fee income was $590,000 and $899,000, respectively, a decrease of $309,000, or 34%.  The decrease in realized and unrealized gains on mortgage banking activities and management fee income is directly related to the ongoing deterioration in the residential real estate market.  Management fee income represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales.

Service charges on deposit accounts increased $17,000 to $522,000 for the three months ended September 30, 2008 compared to $505,000 for the same period of 2007. For the year to date September 30, 2008 and 2007, service charges on deposit accounts were $1.6 million and $1.5 million, respectively, an increase of $112,000.  The increases in service charges on deposit accounts are primarily the result of an increased number of deposit accounts in 2008 compared to 2007. Loan service charge income remained at $365,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, but decreased $158,000 to $1.0 million for the three months ended September 30, 2008, compared to $1.2 million for the same period of 2007 and is related to the decrease in service charges recorded in the mortgage banking segment, which is related to ongoing deterioration in the residential real estate housing market.

Investment fee income decreased $208,000 to $893,000 for the three months ended September 30, 2008 compared to $1.1 million for the same period of 2007. For the nine months ended September 30, 2008 and 2007, investment fee income was $2.7 million and $3.2 million, respectively, a decrease of $521,000.  The decrease in investment fee income is attributable to the decrease in net commissions earned at CWS as a result of employee turnover in that subsidiary and decreased fee income at our trust division due to the loss of low margin custody relationships with two clients.

Noninterest income represented 28% and 31% of our total revenues for the three months ended September 30, 2008 and 2007, respectively.  For the year to date September 30, 2008 and 2007, noninterest income represented 29% and 34%, respectively, of our total revenues.

Noninterest Expense

Noninterest expense includes salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended September 30, 2008 was $19.3 million, compared to $15.5 million for the same period of 2007, an increase of $3.8 million, or 24%.  For the year to date September 30, 2008 and 2007, noninterest expense was $44.7 million and $40.1 million, respectively, an increase of $4.6 million, or 11%.  The increase in noninterest expense for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 was primarily a result of the aforementioned other-than-temporary impairment charge related to an investment in Fannie Mae perpetual preferred stock, the goodwill impairment charge recorded at George Mason during the third quarter of 2008 and the one-time cash settlement George Mason made to a mortgage correspondent during the second quarter of 2008.  For the nine months ended September 30, 2007, noninterest expense was impacted by the above mentioned escrow arrangement loss.  Salary and benefits expense decreased $987,000 for the nine months ended September 30, 2008 compared to the same period of 2007 due to the decrease in the level of staffing and commissions paid at our mortgage banking subsidiary.

Income Taxes

For the three months ended September 30, 2008, we recorded an income tax benefit of $816,000, compared to a tax benefit of $702,000 for the same period of 2007.  For the year to date September 30, 2008 and 2007, provision for income tax expense was $84,000 and $851,000, respectively.  Our income tax provision for the three and nine months ended September 30, 2008 were impacted by the capital loss treatment of our other-than-temporary impairment of our investment in Fannie Mae perpetual preferred stock.  Subsequent to the end of the third quarter of 2008, the Emergency Economic Stabilization Act was enacted, which includes a provision permitting banks to recognize the other-than-temporary impairment in Fannie Mae perpetual preferred stock as an ordinary loss, which will increase the tax benefit available to us.  During the fourth quarter of 2008, we will record an additional tax benefit of $1.1 million relating to this impairment.   See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $1.64 billion and $1.69 billion at September 30, 2008 and December 31, 2007, respectively.  The decrease in our total assets was primarily driven by the decrease in total deposits and other borrowed funds.  Total deposits decreased $11.4 million at September 30, 2008 compared to December 31, 2007.  Other borrowed funds decreased $26.1 million to $374.0 million at September 30, 2008 compared to $400.1 million at December 31, 2007.

Investment Securities

Investment securities were $283.3 million at September 30, 2008, compared to $364.9 million at December 31, 2007, a decrease of $81.7 million. The decrease in investment securities is primarily due to sales, calls and maturities of certain of our U.S. government sponsored agency securities, for which we reinvested funds received from these transactions in our loan portfolio or decreased certain other borrowed funds positions.  The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. At September 30, 2008, investment securities available-for-sale were $231.0 million and investment securities held-to-maturity were $52.2 million. At December 31, 2007, investment securities available-for-sale were $286.0 million and investment securities held-to-maturity were $78.9 million.  See Table 8 for additional information on our investment securities portfolio.

Our investment portfolio consists primarily of securities backed or guaranteed by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA).  For all non government or agency securities, we complete reviews at least quarterly. As of September 30, 2008, 93% of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.   We expect to receive full payment of interest and principal on the securities in the investment portfolio. The various protective elements on our non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of our securities.

At September 30, 2008, we recorded an other-than-temporary impairment of $4.4 million related to our investment in Fannie Mae perpetual preferred stock.  This impairment was due to the shares being traded well below their par value following the placement of Fannie Mae into conservatorship by federal regulators in September.  The market value of the preferred shares was $436,000 as of September 30, 2008.  We continue to hold shares in Fannie Mae and will continue to review this investment for other-than-temporary impairment on at least a quarterly basis.

At September 30, 2008 and December 31, 2007, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated decrease in values are not a result of permanent credit impairment.  Municipal securities, which totaled $33.3 million at September 30, 2008, are the primary component of the unrealized losses in the available-for-sale investment securities portfolio at those dates.  Our municipal securities are AAA rated except for approximately $19.4 million of par value which was downgraded during 2008 to AA or single A status due to the downgrades of the monoline insurance companies that insured those bonds.  The downgraded bonds remain general obligations of the municipalities and while prices for these municipal securities are generally below book value, we expect to receive repayment of all principal amounts due to us.  There is no other-than-temporary impairment on these municipal securities or any other securities in our investment portfolio.  In addition, our held-to-maturity investment securities portfolio includes investments in pooled trust preferred securities, totaling $8.0 million at September 30, 2008.  These bonds are significantly below book value as of September 30, 2008 due to the lack of liquidity in the market.  These bonds are rated AAA and we expect to receive repayment of all principal amounts due to us. These bonds are classified as held to maturity as we have the ability and intent to hold these bonds in our portfolio until liquidity returns to the market or the bonds mature.  We expect the decrease in the market value of these bonds to be temporary in nature.

Table 8.

Investment Securities

At September 30, 2008 and December 31, 2007

(In thousands)

	Amortized	Fair	Average
Available-for-sale at September 30, 2008	Cost	Value	Yield
U.S. government-sponsored agencies
Five to ten years	28,763	28,498	5.33%
After ten years	436	436	8.25%
Total U.S. government-sponsored agencies	29,199	28,934	5.38%

Mortgage-backed securities (1)
One to five years	2,897	2,920	4.31%
Five to ten years	29,746	29,128	4.10%
After ten years	139,200	139,007	5.11%
Total mortgage-backed securities	171,843	171,055	4.92%

Municipal securities (2)
After ten years	33,264	30,455	4.09%
Total municipal securities	33,264	30,455	4.09%

U. S. treasury securities
One to five years	600	600	1.43%
Total U.S. treasury securities	600	600	1.43%
Total investment securities available-for-sale	$234,906	$231,044	4.85%

	Amortized	Fair	Average
Held-to-maturity at September 30, 2008	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$2,001	$1,996	4.30%
Total U.S. government-sponsored agencies	2,001	1,996	4.30%

Mortgage-backed securities (1)
One to five years	1,985	1,977	4.27%
Five to ten years	9,740	9,632	4.48%
After ten years	30,499	30,356	4.58%
Total mortgage-backed securities	42,224	41,965	4.54%

Corporate bonds
After ten years	8,004	4,784	3.77%
Total corporate bonds	8,004	4,784	3.77%
Total investment securities held-to-maturity	52,229	48,745	4.42%

Total investment securities	$287,135	$279,789	4.77%

	Amortized	Fair	Average
Available-for-sale at December 31, 2007	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$44,160	$44,161	5.59%
Five to ten years	39,116	39,850	5.99%
Total U.S. government-sponsored agencies	83,276	84,011	5.78%

Mortgage-backed securities (1)
One to five years	3,552	3,526	4.25%
Five to ten years	10,902	10,746	3.89%
After ten years	154,435	153,912	5.13%
Total mortgage-backed securities	168,889	168,184	5.03%

Municipal securities (2)
After ten years	33,671	33,219	4.09%
Total municipal securities	33,671	33,219	4.09%

U. S. treasury securities
One to five years	592	584	4.09%
Total U.S. treasury securities	592	584	4.09%
Total investment securities available-for-sale	$286,428	$285,998	5.14%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2007	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$6,500	$6,468	3.63%
Five to ten years	11,011	10,998	4.52%
After ten years	2,000	2,002	5.30%
Total U.S. government-sponsored agencies	19,511	19,468	4.30%

Mortgage-backed securities (1)
One to five years	379	383	4.71%
Five to ten years	7,618	7,555	4.29%
After ten years	43,436	43,133	4.52%
Total mortgage-backed securities	51,433	51,071	4.49%

Corporate bonds
After ten years	8,004	7,629	4.56%
Total corporate bonds	8,004	7,629	4.56%
Total investment securities held-to-maturity	78,948	78,168	4.45%

Total investment securities	$365,376	$364,166	4.99%

(1)	Based on contractual maturities.
(2)	Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

Loans

Loans receivable, net of deferred fees and costs, were $1.09 billion at September 30, 2008 and $1.04 billion at December 31, 2007, an increase of $46.8 million.  See Table 9 for details on the loans receivable portfolio. During the nine months of 2008, the mix of our loan portfolio changed slightly, with decreases in commercial and industrial loans and consumer loans, and increases in real estate commercial, real estate construction, real estate residential and home equity loans.  Loans held for sale at September 30, 2008 was $134.6 million compared to $170.5 million at December 31, 2007, a decrease of $35.9 million.  Loans held for sale are valued at the lower of cost or market value. The decrease in loans held for sale at September 30, 2008 compared to December 31, 2007 is due to decreased loan origination volume as a result of the deterioration of the residential real estate market.

Table 9.

Loans Receivable

At September 30, 2008 and December 31, 2007

(In thousands)

	September 30, 2008		December 31, 2007

Commercial and industrial	$118,848	10.93%	$140,531	13.51%
Real estate - commercial	460,294	42.34%	415,471	39.95%
Real estate - construction	192,840	17.74%	186,514	17.93%
Real estate - residential	213,655	19.65%	213,197	20.50%
Home equity lines	99,021	9.11%	81,247	7.81%
Consumer	2,513	0.23%	3,129	0.30%

Gross loans	$1,087,171	100.00%	1,040,089	100.00%

Net deferred (fees) costs	(640)		(405)
Less: allowance for loan losses	(13,257)		(11,641)

Loans receivable, net	$1,073,274		$1,028,043

Deposits

Total deposits were $1.09 billion at September 30, 2008 compared to $1.10 billion at December 31, 2007. We had increases in our noninterest bearing checking products and decreases in our interest checking, money market, savings and certificates of deposit products. Overall, deposit balances decreased as customers who were seeking premium pricing withdrew funds from us because we choose not to match our competitors higher rates in order to preserve our interest rate margin.  See Table 10 for details on certificates of deposit with balances of $100,000 or more. During 2008, we joined the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $100,000 so that principal and interest are eligible for FDIC insurance protection.  At September 30, 2008, we had $42.2 million in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $28.3 million and $10.0 million at September 30, 2008 and December 31, 2007, respectively.

Table 10.

Certificates of Deposit of $100,000 or More

At September 30, 2008

(In thousands)

Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$40,238	$4,686	$44,924
Over three months through six months	25,421	3,225	28,646
Over six months through twelve months	28,224	11,359	39,583
Over twelve months	55,754	1,680	57,434
	$149,637	$20,950	$170,587

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds decreased $26.1 million to $374.0 million at September 30, 2008, compared to $400.1 million at December 31, 2007.  Federal funds purchased at September 30, 2008 and December 31, 2007 were $0 and $68.0 million, respectively.   Treasury, Tax & Loan Note option borrowings decreased $10.1 million to $1.0 million at September 30, 2008 compared to $11.2 million at December 31, 2007.  FHLB advances increased $58.5 million to $290.0 million at September 30, 2008 compared to $233.5 million at December 31, 2007. Customer repurchase agreements decreased $4.4 million to $62.4 million at September 30, 2008 compared to $66.8 million at December 31, 2007.  The overall decrease in our non-deposit borrowed funds was due to the decrease in our investment securities portfolio offset by loan growth we have had over the past nine months.  Table 11 provides information on our borrowings.

Table 11.

Short-Term Borrowings and Other Borrowed Funds

At September 30, 2008

(In thousands)

		Amount
	Interest Rate	Outstanding

Short-term borrowed funds:
TT&L note option	2.80%	$1,025
Customer repurchase agreements	2.20%	62,363

Total short-term borrowed funds and weighted average rate	2.21%	$63,388

Other borrowed funds:
Trust preferred	5.97%	$20,619
FHLB advances - long term	3.95%	290,000
Other borrowed funds and weighted average rate	4.08%	$310,619

Total other borrowed funds and weighted average rate	3.77%	$374,007

Shareholders’ Equity

Shareholders’ equity at September 30, 2008 was $154.5 million compared to $159.5 million at December 31, 2007, a decrease of $4.9 million, or 3%. During the first nine months of 2008, we repurchased 109,441 shares of our common stock under our share repurchase plan for a cost of $900,000.  In addition, our accumulated other comprehensive loss increased $2.0 million for the year to date September 30, 2008, which was primarily related to the change in the market value of our available-for-sale investment securities.  Our year-to-date net loss of $1.5 million also contributed to our decrease in shareholders’ equity.  Book value per share at September 30, 2008 was $6.41 compared to $6.45 at December 31, 2007. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at September 30, 2008 was $5.92 compared to $5.82 at December 31, 2007.

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

For the three months ended September 30, 2008, the commercial banking segment recorded a net loss of $1.7 million compared to net income of $1.8 million for the same period of 2007. For the nine months ended September 30, 2008, this segment recorded net income of $3.2 million compared to $5.4 million for the year to date 2007, a decrease of $2.2 million.  The decrease in net income is primarily related to the aforementioned other-than-temporary impairment charge related to our investment in Fannie Mae perpetual preferred stock. Operating results for this business segment were supplemented by an increase in net interest income and noninterest income for the three and nine months ended September 30, 2008 as compared to the same periods of 2007.  Provision for loan losses decreased $50,000 to $865,000 for the three months ended September 30, 2008 compared to $915,000 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008 and 2007, provision for loan loss expense was $1.8 million and $1.7 million, respectively.  Noninterest income increased $113,000 to $1.1 million for the three months ended September 30, 2008 compared to $1.0 million for the three months ended September 30, 2007.  For the year to date September 30, 2008 and 2007, noninterest income was $3.6 million and $3.1 million, respectively.  The increase in noninterest income in both the three and nine months ended September 30, 2008 compared to the same periods of 2007 were primarily related to gains recorded on sales of investment securities held-for-sale.  Noninterest expense increased $4.6 million to $12.1 million for the three months ended September 30, 2008 compared to $7.5 million for the same period of 2007.  The increase in noninterest expense for the third quarter of 2008 compared to the same period of 2007, was directly related to the other-than-temporary impairment charge.  For the nine months ended September 30, 2008 and 2007, noninterest expense was $27.2 million and $22.7 million, respectively.  At September 30, 2008, total assets for this segment were $1.62 billion, loans receivable, net of deferred fees and costs, were $1.09 billion and total deposits were $1.09 billion. At September 30, 2007, total assets were $1.64 billion, loans receivable, net of deferred fees and costs, were $973.5 million and total deposits were $1.14 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended September 30, 2008 and 2007, the mortgage banking segment recorded a net loss of $2.2 million and net income of $429,000, respectively. For the nine months ended September 30, 2008 and 2007, George Mason recorded a net loss of $2.9 million and net income of $1.5 million, respectively.  The decrease in net income is primarily attributable to the aforementioned goodwill impairment of $2.8 million during the third quarter of 2008 and the cash settlement of $1.8 million to a mortgage correspondent during the second quarter of 2008.  In addition, decreases in net interest income and noninterest income are due to the decreased loan volume over the comparable periods.  Noninterest income decreased $249,000 to $2.4 million for the three months ended September 30, 2008 compared to $2.6 million for the same three month period of 2007.  For the nine months ended September 30, 2008 and 2007, noninterest income was $7.1 million and $9.0 million, respectively.  Noninterest expense increased $3.0 million to $5.7 million for the three months ended September 30, 2008 compared to $2.7 million for the same three month period of 2007.  For the nine months ended September 30, 2008 and 2007, noninterest expense was $13.0 million and $9.0 million, respectively.  At September 30, 2008, total assets for this segment were $147.3 million; loans held for sale were $134.6 million and mortgage funding checks were $7.3 million. At September 30, 2007, total assets were $163.9 million; loans held for sale were $144.4 million and mortgage funding checks were $17.8 million.

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

For the three months ended September 30, 2008 and 2007, the wealth management and trust services segment recorded net income of $21,000 and a net loss of $2.0 million, respectively. For the year to date September 30, 2008 and 2007, this business segment recorded net income of $89,000 and a net loss of $1.7 million, respectively.  During the 2007 periods, this business segment recorded a loss on an escrow arrangement of $3.8 million, attributing to the net loss for those periods.  For the three months ended September 30, 2008 and 2007, noninterest income was $893,000 and $1.1 million, respectively.  For the nine months ended September 30, 2008 and 2007, noninterest income was $2.7 million and $3.2 million, respectively.  Noninterest expense for the three months ended September 30, 2008 and 2007 was $859,000 and $4.4 million, respectively.  For the nine months ended September 30, 2008 and 2007, noninterest expense was $2.6 million and $6.3 million, respectively.  At September 30, 2008, total assets were $3.6 million and managed and custodial assets were $3.2 billion. At September 30, 2007, total assets for this segment were $4.2 million and managed and custodial assets were $6.2 billion. The decrease in managed and custodial assets the related noninterest income is primarily attributable to a decrease in managed assets at our trust division due to the loss of low margin custody relationships with two clients and the departure of certain personnel at CWS.

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

At September 30, 2008, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 11.93% and 12.91%, respectively. Included in our risk-based capital ratios at September 30, 2008 is the additional tax benefit of $1.1 million associated with the other-than-temporary impairment of our investment in Fannie Mae perpetual preferred stock.  This additional tax benefit will be recorded during the fourth quarter of 2008, allowing for an ordinary loss treatment on this impairment.  For risk-based capital purposes only, we are including this ordinary tax benefit as federal banking agencies are allowing banks to adjust the tax effects associated with these impairments as if the Emergency Economic Stabilization Act had been enacted as of September 30, 2008.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.

  At December 31, 2007, our Tier 1 and total risk-based capital ratios were 12.10% and 12.98%, respectively.  Table 12 provides additional information pertaining to our capital ratios.

Table 12.

Capital Components

At September 30, 2008 and December 31, 2007

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Financial Corporation (Consolidated):	Amount	Ratio	Amount		Ratio	Amount		Ratio

At September 30, 2008
Total risk-based capital/ Total capital to risk-weighted assets	$177,377	12.91%	$109,904	>	8.00%	$137,380	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	163,914	11.93%	54,952	>	4.00%	82,428	>	6.00%
Tier I capital/ Total capital to average assets	163,914	10.22%	64,153	>	4.00%	80,192	>	5.00%

At December 31, 2007
Total risk-based capital/ Total capital to risk-weighted assets	$174,523	12.98%	$107,569	>	8.00%	$134,461	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	162,691	12.10%	53,785	>	4.00%	80,677	>	6.00%
Tier I capital/ Total capital to average assets	162,691	10.26%	63,456	>	4.00%	79,320	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio

At September 30, 2008
Total risk-based capital/ Total capital to risk-weighted assets	$166,139	12.12%	$109,652	>	8.00%	$137,065	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	152,676	11.14%	54,826	>	4.00%	82,239	>	6.00%
Tier I capital/ Total capital to average assets	152,676	9.54%	64,027	>	4.00%	80,034	>	5.00%

At December 31, 2007
Total risk-based capital/ Total capital to risk-weighted assets	$159,745	11.91%	$107,308	>	8.00%	$134,135	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	147,913	11.03%	53,654	>	4.00%	80,481	>	6.00%
Tier I capital/ Total capital to average assets	147,913	9.34%	63,331	>	4.00%	79,163	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing business activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable. The required payments under such obligations are detailed in Table 13.

Table 13.

Contractual Obligations

At September 30, 2008

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$404,189	$262,736	$138,070	$3,383	$—

Brokered certificates of deposit	70,479	62,076	8,403	—	—

Advances from the Federal Home Loan Bank of Atlanta	290,000	—	10,000	125,000	155,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	17,609	4,743	3,573	5,242	4,051

Total	$802,896	$329,555	$160,046	$133,625	$179,670

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

At September 30, 2008, commitments to extend credit were $431.0 million and standby letters of credit were $9.7 million. The liability associated with standby letters of credit at September 30, 2008 was $11,000.

George Mason maintains a reserve for loans sold that pay off earlier than the contractual agreed upon period, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of September 30, 2008 was $14,000.

George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable.  In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans managed companies originate at the time of origination.  These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable, the managed company be responsible for buying back the loan.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.

During the second quarter of 2008, George Mason entered into an agreement with a mortgage correspondent related to the loan purchase agreement between the two parties.  This agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $2.8 million payment to the correspondent.  The terms of this agreement require that we may be obligated to make additional payments to the correspondent in future periods based on certain conditions.  We believe the additional exposure under this agreement is not material as over the course of the next two years there is a potential payment of no more than $0.03 diluted earnings per share in total.  The amount of this potential exposure declines with the passage of time.  In conjunction with the agreement, George Mason entered into similar agreements with certain managed companies, from which George Mason purchased loans and subsequently sold to this mortgage correspondent.  These settlement agreements provided for a total payment of $1.0 million to George Mason by those managed companies of which $550,000 has already been paid.

George Mason’s reserve for possible loan repurchases was $562,000 at September 30, 2008.

We have counter-party risk that may arise from the possible inability of George Mason’s third party investors to meet the terms of their forward sales contracts.  George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk.  We do not expect any third-party investor to fail to meet its obligation.  In addition, we have derivative counterparty risk relating to certain interest rate swaps we have with a third party.  This risk may arise from the inability of the third party to meet the terms of the contracts.  We monitor the financial condition of this third party on an annual basis.  We do not expect this third party to fail to meet its obligation.

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

In addition to deposits, we have access to various wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. During 2008, we joined the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $100,000 so that principal and interest are eligible for FDIC insurance protection.  We also maintain secured lines of credit with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. Having diverse funding alternatives reduces our reliance on any one source for funding.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $275.0 million at September 30, 2008 or 17% of total assets. We held investments that are classified as held-to-maturity in the amount of $52.2 million at September 30, 2008. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its residential real estate loan portfolio to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial real estate and commercial & industrial portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at September 30, 2008 was $35 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $372 million at September 30, 2008. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

We employ an independent consulting firm to model our interest rate sensitivity.  We use a net interest income simulation model as our primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts as well as certificates of deposit. With the funding markets still lacking liquidity, forecasts for deposit rate movements carry greater uncertainty than when this market is functioning normally. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 100 basis points and up 200 basis points. The down 200 basis point scenario was discontinued given the current level of interest rates.  In the ramped down rate change, the model moves rates gradually down 100 basis points over the first year and then rates remain flat in the second year.

For the up 200 basis point scenario, rates are gradually moved up 200 basis points in the first year and then rates remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

At September 30, 2008, we were asset sensitive for the entire two year simulation.  Asset sensitive means that yields on the Bank’s interest-earning assets will rise faster than interest-bearing liability costs in a rising rate environment.  For a declining rate environment, asset yields will fall faster than interest-bearing liability costs.  Being asset sensitive means our net interest income should increase in a rising rate scenario.  In the up 200 basis point rate scenario, our net interest income would improve by not more than 2.4% for the one year period and by not more than 4.9% over the two year time horizon.  In the down 100 basis point scenario the interest rate risk model indicates that our net interest income will be nearly unchanged from the base case over the one year period and the two year time horizon.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our Asset/Liability Committee is responsible for reviewing our liquidity requirements and maximizing our net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Interest rate risk arises because the assets of the Bank and the liabilities of the Bank have different maturities and characteristics. In order to measure this interest rate risk, we use a simulation process that measures the impact of changing interest rates on net interest income. This model is run for the Bank by an independent consulting firm. The simulations incorporate assumptions related to expected activity in the balance sheet. For maturing assets, assumptions are developed for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts as well as certificates of deposit. With the funding markets still lacking liquidity, forecasts for deposit rate movements carry greater uncertainty than when this market is functioning normally. Based on inputs that include the most recent period end balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that interest rates remain unchanged. This becomes the base case. Next, the model determines the impact on net interest income given specified changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 100 basis points and up 200 basis points. The down 200 basis point scenario was discontinued given the current level of interest rates.  In the ramped down rate change, the model moves rates gradually down 100 basis points over the first year and then rates remain flat in the second year. For the up 200 basis point scenario, rates are gradually increased by 200 basis points in the first year and remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

At September 30, 2008, we were asset sensitive for the entire two year simulation.  Asset sensitive means that yields on the Bank’s interest-earning assets will rise faster than interest-bearing liability costs in a rising rate environment.  For a declining rate environment, asset yields will fall faster than interest-bearing liability costs.  Being asset sensitive means our net interest income should increase in a rising rate scenario.  In the up 200 basis point rate scenario, our net interest income would improve by not more than 2.4% for the one year period and by not more than 4.9% over the two year time horizon.  In the down 100 basis point scenario the interest rate risk model indicates that our net interest income will be nearly unchanged from the base case over the one year period and the two year time horizon.

See also “Interest Rate Sensitivity” in Item 2 above for a discussion of our interest rate risk.

We have counter-party risk that may arise from the possible inability of George Mason’s third party investors to meet the terms of their forward sales contracts.  George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk.  We do not expect any third-party investor to fail to meet its obligation.  In addition, we have derivative counterparty risk relating to certain interest rate swaps we have with a third party.  This risk may arise from the inability of the third party to meet the terms of the contracts.  We monitor the financial condition of this third party on an annual basis.  We do not expect this third party to fail to meet its obligation.

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

On February 28, 2008, OneBeacon Midwest Insurance Company (“OneBeacon”) filed a complaint for declaratory judgment in the U.S. District Court for the Eastern District of Virginia.  OneBeacon provides insurance coverage for us and we have filed an insurance claim and proof of loss to recover the loss recorded in 2007 on the escrow arrangement between Liberty Growth Fund LP and AIMS Worldwide, Inc.  On September 2, 2008, we entered into a Settlement Agreement and Full and Final Release of All Claims (the “Settlement Agreement”) with OneBeacon.  Pursuant to the Settlement Agreement, the parties dismissed all claims asserted, with prejudice and on the merits.  The consideration paid by OneBeacon under the Settlement Agreement is immaterial to our consolidated financial statements for the quarter ended September 30, 2008.

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities.  The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2007.  Except as noted below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”).

                There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.

                The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs, and the extent of our participation in such programs cannot reliably be determined at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)	For the three months ended September 30, 2008, we purchased 14,665 shares of our common stock at a total cost of $124,000. All of these shares have been cancelled and retired.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($ )	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2008	—	—	—	627,084
August 1 – August 31, 2008	—	—	—	627,084
September 1 – September 30, 2008	14,665	8.46	14,665	627,084
Total	14,665	8.46	14,665	612,419

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

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  None.

(b)  Not applicable.

(c)  None.

(d)  None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

10.1	Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated, October 21, 2008
10.2	Cardinal Financial Corporation Non-Employee Directors Deferred Income Plan, as amended and restated, October 21, 2008
10.3	George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated, October 21, 2008
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2008	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2008	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2008	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)