Form 10-K
period 2008-12-31
CARDINAL FINANCIAL CORP
filed 2009-03-16
CIK 1060523

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2008: $140,046,736.

         The number of shares outstanding of Common Stock, as of March 9, 2009, was 24,303,133.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

        We own Cardinal Bank, a Virginia state-chartered community bank headquartered in Tysons Corner, Virginia. Cardinal Bank has offices in Alexandria, Annandale, Arlington, Chantilly, Clifton, Fairfax, Fredericksburg, Herndon, Leesburg, Manassas, McLean, Purcellville, Reston, Stafford, Sterling, Sterling Park, Tysons Corner, and Woodbridge, Virginia, Washington, D.C. and Bethesda, Maryland. We conduct all of our business through Cardinal Bank (the "Bank"), our principal operating unit, its subsidiary George Mason Mortgage, LLC ("George Mason"), Cardinal Wealth Services, Inc. ("CWS"), and Wilson/Bennett Capital Management, Inc. ("Wilson/Bennett"). In January 2009, we opened Cardinal First Mortgage, LLC ("Cardinal First"), a wholly owned subsidiary of Cardinal Bank. Cardinal First originates mortgage loans for new homes and refinancing in Virginia, Maryland, and Washington, D.C. principally for existing Cardinal Bank customers.

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

        George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through five branches located throughout the metropolitan Washington, D.C. region. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $1.4 billion in 2008 and $2.2 billion in 2007, excluding advances on construction loans and including loans purchased from other mortgage banking companies owned by local home builders but managed by George Mason.

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

        As a result of the recent consolidation of banks in our market, we expect to continue to have opportunities to acquire or lease former branch sites from other financial institutions. As we have done in the past, we may acquire additional sites prior to planned branch openings when we believe the sites are attractive and are available on favorable terms. Our current plans, which are subject to change, contemplate that we will add no new branches in 2009. Because the opening of each new branch increases our operating expenses, we intend to stage future branch openings in an effort to minimize the impact of these expenses on our results of operations.

        Capitalize on the continued bank consolidation in our market.    We anticipate that recently announced or completed bank mergers will result in further consolidation in our target market and intend to capitalize on the dislocation of customers resulting from this consolidation. We believe this consolidation creates opportunities for us to further expand our branch network, as discussed above, as well as to increase our market share of bank deposits within our target market. As a local banking organization, we believe we can compete effectively by providing a high level of personalized service in a service-oriented and customer-centric branch system. We will also continue to explore the possibility of further growth through acquisition in Virginia, the metropolitan Washington, D.C. market, or other areas if we believe that such expansion will strengthen the Company by diversifying our customer base and sources of revenue and be accretive to earnings within a reasonable time frame.

        Expand our lending activities.    We have substantially increased our legal lending limit to over $25.0 million as of December 31, 2008 as a result of earnings retained in the business. The increase in our legal lending limit allows us to further expand our commercial and real estate lending activities. It also improves our ability to serve larger residential homebuilders and allows us to seek business from larger government contractors. According to George Mason's Center for Regional Analysis, federal government spending in the greater Washington region was approximately $130 billion in 2008, and we believe there are unique growth opportunities in this sector of our regional economy. Our goal is to aggressively grow our loan portfolio while maintaining superior asset quality through conservative underwriting practices. During periods of growth in our loan portfolio, our earnings could be adversely impacted by provisions to our allowance for loan losses as a result of increases in loan balances.

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

        For financial information about the reportable segments, see "Business Segment Operations" in Item 7 below and note 17 of the notes to the consolidated financial statements in Item 8 below.

Market Area

        We consider our primary target market to include the Virginia counties of Arlington, Fairfax, Loudoun, Prince William, and Stafford and the cities of Alexandria, Fairfax, Falls Church, Fredericksburg, Manassas and Manassas Park; Washington, D.C. and the Maryland county of Montgomery. In addition to our primary market, we consider the Virginia counties of Spotsylvania, Culpeper and Fauquier and the Maryland county of Prince George's as secondary markets and the remaining Greater Washington Metropolitan area as a tertiary market. We will, however, consider expansion into other areas if we believe such expansion will strengthen the Company by diversifying its customer base and sources of revenue and be accretive to earnings within a reasonable time frame.

        Based on estimates released by the U.S. Census Bureau, the population of the greater Washington metropolitan area was approximately 5.3 million people in 2006, the eighth largest statistical area in the country. The median annual household income for this area in 2006 was approximately $73,000, which makes it one of the wealthiest regions in the country. Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for December 2008, the unemployment rate for the greater Washington metropolitan area was approximately 4.7%, compared to a national unemployment rate of 7.1%. As of June 30, 2008, total deposits in this area were approximately $160 billion as reported by the Federal Deposit Insurance Corporation ("FDIC").

        Our headquarters is located approximately seven miles west of Washington, D.C. in Fairfax County, Virginia. Fairfax County, with over one million people, is the most populous county in Virginia and the most populous jurisdiction in the Washington, D.C. area. According to the latest U.S. Census Bureau estimates, Fairfax County also has the highest median household income of any county in the United States of $108,209, recently surpassing its neighbor, Loudoun County.

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

        Of the $160 billion in bank deposits in the greater Washington region at June 30, 2008, approximately 81% were held by banks that are either based outside of the greater Washington region or are operating wholesale banks that generate deposits nationally. Excluding the deposits held by institutions based outside our region, we have grown to the seventh largest financial institution headquartered in the greater Washington region as measured by total deposits. By providing competitive products and more personalized service and being actively involved in our local communities, we believe we can continue to increase our share of this deposit market.

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

Banking Products and Services

        Our principal business is to accept deposits from the public and to make loans and other investments. The principal sources of funds for the Bank's loans and investments are demand, time, savings and other deposits, repayments of existing loans, and borrowings. Our principal source of income is interest collected on loans, investment securities and other investments. Non-interest income, which includes among other things deposit and loan fees and service charges, realized and unrealized gains on mortgage banking activities, investment fee income, and management fee income, is the next largest component of our revenues. Our principal expenses are interest expense on deposits and borrowings, employee compensation and benefits, occupancy-related expenses, and other overhead expenses.

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

Lending

        We offer a full range of short to long-term commercial, real estate and consumer lending products and services, which are described in further detail below. We have established target percentage goals for each type of loan to insure adequate diversification of our loan portfolio. These goals, however, may change from time to time as a result of competition, market conditions, employee expertise, and other factors. Commercial and industrial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 14%, 41%, 16%, 19%, 9% and 1%, respectively of our loan portfolio at December 31, 2008.

        Commercial and Industrial Loans.    We make commercial loans to qualified businesses in our market area. Our commercial lending portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, property, plant and equipment. Our government contract lending group provides secured lending to government contracting firms and businesses based primarily on receivables from the federal government. We also offer Small Business Administration (SBA) guaranteed loans and asset-based lending arrangements to our customers. We are certified as a preferred lender by the SBA, which provides us with much more flexibility in approving loans guaranteed under the SBA's various loan guaranty programs.

        Historically, commercial and industrial loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. Residential mortgage loans generally are made on the basis of the borrower's ability to repay the loan from his or her salary and other income and are secured by residential real estate, the value of which generally is readily ascertainable. In contrast, commercial loans typically are made on the basis of the borrower's ability to repay the loan from the cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory, the values of which may fluctuate over time and generally cannot be appraised with as much precision as residential real estate. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent upon the commercial success of the business itself.

        To manage these risks, our policy is to secure the commercial loans we make with both the assets of the business, which are subject to the risks described above, and other additional collateral and guarantees that may be available. In addition, for larger relationships, we actively monitor certain attributes of the borrower and the credit facility, including advance rate, cash flow, collateral value and other credit factors that we consider appropriate.

        Commercial Mortgage Loans.    We originate commercial mortgage loans. These loans are primarily secured by various types of commercial real estate, including office, retail, warehouse, industrial and other non-residential types of properties and are made to the owners and/or occupiers of such property. These loans generally have maturities ranging from one to ten years.

        Historically, commercial mortgage lending entails additional risk compared with traditional residential mortgage lending. Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of a business or real estate project and thus may be subject, to a greater extent than has historically been the case with residential mortgage loans, to adverse conditions in the commercial real estate market or in the general economy. Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history, and we generally require personal guarantees or endorsements with respect to these loans. In the loan underwriting process, we also carefully consider the location of the property that will be collateral for the loan.

        Loan-to-value ratios for commercial mortgage loans generally do not exceed 80%. We permit loan-to-value ratios of up to 80% if the borrower has appropriate liquidity, net worth and cash flow.

        Residential Mortgage Loans.    Residential mortgage loans are originated by Cardinal Bank, Cardinal First, and George Mason. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by the residences of borrowers. Second mortgage and home equity lines of credit are used for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates, with maturities ranging from three months to thirty years.

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

        Construction Loans.    Our construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects. Construction lending entails significant additional risks compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks since funds are advanced while the property is under construction, which property has uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To reduce the risks associated with construction lending, we limit loan-to-value ratios for owner occupied residential or commercial properties to 80%, and for investor-owned residential or commercial properties to 80% of when-completed appraised values. We expect that these loan-to-value ratios will provide sufficient protection against fluctuations in the real estate market to limit the risk of loss. Maturities for construction loans generally range from 12 to 24 months for non-complex residential, non-residential and multi-family properties.

        Consumer Loans.    Our consumer loans consist primarily of installment loans made to individuals for personal, family and household purposes. The specific types of consumer loans we make include home improvement loans, automobile loans, debt consolidation loans and other general consumer lending.

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

        During 2007, we introduced Cardinal Mobile Banking to our customers. Customers who sign up for this service can access their accounts from any internet-enabled cell phone, PDA or mobile device. Customers can check their balance, view account activity, transfer funds between deposit accounts, and pay their make bill online. Cardinal Mobile Banking is encrypted using the Wireless Transport Layer Security (WTLS) protocol, which provides the highest level of security available today. As part of our Mobile Banking service, customers can also receive text messages about their account balances and recent transaction activity.

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

Credit Policies

        Our chief credit officer and senior lending officers are primarily responsible for maintaining both a quality loan portfolio and a strong credit culture throughout the organization. The chief credit officer is responsible for developing and updating our credit policies and procedures, which are approved by the board of directors. The Chief Credit Officer and senior lending officers may make exceptions to these credit policies and procedures as appropriate, but any such exception must be documented and made for sound business reasons.

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

        Under our credit policies, we monitor our concentration of credit risk. We have established credit concentration guideline limits for commercial and industrial loans, real estate-commercial loans, real estate-residential loans and consumer purpose loans, which include home equity loans. Furthermore, the Bank has established limits on the total amount of the Bank's outstanding loans to one borrower, all of which are set below legal lending limits.

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

Employees

        At December 31, 2008, we had 352 full-time equivalent employees. None of our employees are represented by any collective bargaining unit. We believe our relations with our employees are good.

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

        Pursuant to the Emergency Economic Stabilization Act of 2008 ("EESA"), the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2009. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program ("TLGP"). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. The Company and its applicable subsidiaries elected to participate in both of these programs.

        On February 29, 2009, the FDIC passed an interim rule that allows it to charge banks a special assessment of 20 basis points on insured deposits to replenish the deposit insurance fund. Subsequently, on March 5, 2009, the FDIC announced it intends to cut this special assessment in half, from 20 to 10 basis points, provided that Congress clears legislation expanding the FDIC's line of credit with the U.S. Treasury from $30 billion to $100 billion. This special assessment would be collected at September 30, 2009. Additionally, the FDIC will increase fees by approximately two basis points on insured deposits.

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

        The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the

FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered "well-capitalized" at December 31, 2008 and, in addition, our bank subsidiary maintains sufficient capital to remain in compliance with capital requirements and is considered "well-capitalized" at December 31, 2008.

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

Federal Reserve System

        In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts and demand deposit accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements. For net transaction accounts in 2009, the first $10.3 million of balances will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction account balances over $10.3 million to and including $44.4 million. A 10% reserve ratio will be applied to amounts in net transaction account balances in excess of $44.4 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of our interest-earning assets. Beginning October 2008, the Federal Reserve Banks pay financial institutions interest on their required reserve balances and excess funds deposited with the Federal Reserve. The interest rate paid is the targeted federal funds rate.

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

        The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

        On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA"). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the "TARP Capital Purchase Program"). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act ("FDA") pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the "FDIC Temporary Liquidity Guarantee Program"). More recently, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the "ARRA") was signed into law, which amends certain provisions of the EESA and contains a wide array of provisions aimed at stimulating the U.S. economy.

        There can be no assurance, however, as to the actual impact that the EESA and ARRA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the ARRA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

        The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs, and the extent of our participation in such programs cannot reliably be determined at this time.

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

        Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain of these cases where we have originated loans and sold them to investors, we may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. Such repurchases or settlements would also adversely affect our net income.

        George Mason, as part of the service it provides to its managed companies, purchases the loans managed companies originate at the time of origination. These loans are then sold by George Mason to investors. George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, the managed company be responsible for buying back the loan. In the event that the managed company's financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.

We have goodwill and other intangibles that may become impaired, and thus result in a charge against earnings.

        At December 31, 2008, we had $10.1 million and $2.7 million of goodwill related to the George Mason and Wilson/Bennett acquisitions, respectively. In addition, we have identified and recorded other intangible assets, such as customer relationships and trade names, as of the acquisition dates of both George Mason and Wilson/Bennett. The carrying amounts of these intangibles at December 31, 2008 was $940,000 at George Mason and $149,000 at Wilson/Bennett. Goodwill and other intangibles are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred.

        As noted above, our mortgage banking segment is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market and higher interest rates. During the third quarter of 2008, we performed our annual evaluation of the goodwill associated with our acquisition of George Mason. Goodwill of $12.9 million was recognized as a result of this acquisition.

We employed the services of a valuation consultant to assist us with the goodwill evaluation. The analysis included certain valuation techniques, including a discounted cash flow approach. Following the acquisition, George Mason delivered excellent financial results and returns on our investment. Recent and ongoing challenges in the regional residential real estate market have negatively impacted the cash flows expected to be generated by George Mason in the near term. The valuation analysis indicated that the goodwill was impaired and we recorded a noncash impairment charge of $2.8 million in the mortgage banking segment. In addition to directly impacting our revenues and net income, these conditions, if sustained, may result in an additional impairment charge related to the goodwill and other intangibles at George Mason if we determine the carrying value of the goodwill and other intangible assets is greater than their fair value.

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

        We may recognize impairment charges in the future as operating and economic conditions change.

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

        We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. Market risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. Accordingly, depending on the instruments or activities impacted, market risks can have adverse effects on our results of operations and our overall financial condition.

        Recently, the subprime mortgage market dislocation has also impacted the ratings of certain monoline insurance providers which, in turn, has affected the pricing of certain municipal securities and the liquidity of the short term public finance markets. We have some exposure to monolines and, as a result, are continuing to monitor this exposure as the markets evolve.

        We have investments in pooled trust preferred securities, totaling $8.0 million at December 31, 2008. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. We own the A-3 tranches in each issue. Each of these bonds are rated by more than one rating agency. Two of the securities have composite ratings of AAA. One of the securities has a composite rating of AA, and one has a composite rating of A+. These ratings are consistent with the grades from other rating agencies. There is minimal observable trading activity for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below our A-3 tranches and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments and concluded that these securities are not other-than-temporarily impaired. These securities are classified as held-to-maturity.

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

We have extended off-balance sheet commitments to borrowers which expose us to credit and interest rate risk.

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

        We have potential operational risk exposure throughout our organization. Integral to our performance is the continued effectiveness and efficiency of our technical systems, operational infrastructure, relationships with third parties and key individuals involved in our ongoing activities. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, unlawful tampering with our information technology infrastructure, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Cardinal Bank, excluding its George Mason subsidiary, conducts its business from 25 branch offices. Nine of these facilities are owned and 16 are leased. Leased branch banking facilities range in size from 457 square feet to 11,182 square feet. Our leases on these facilities expire at various dates through 2018, and all but one of our leases have renewal options. The branch that does not have a renewal option is located at the headquarters location of George Mason (see below for additional lease information for George Mason). Fifteen of our branch banking locations have drive-up banking capabilities and all have ATMs.

        Cardinal Wealth Services, Inc. conducts its business from one of Cardinal Bank's branch facilities.

        George Mason conducts its business from five leased facilities which range in size from 1,476 square feet to 31,520 square feet. The leases have various expiration dates through 2011 and only three of their five locations have renewal options.

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

Item 3.    Legal Proceedings

        In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management's knowledge, threatened against us.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market Price for Common Stock and Dividends.    Our common stock is currently listed for quotation on the Nasdaq Global Select Market under the symbol "CFNL." As of March 9, 2009, our common stock was held by 614 shareholders of record. In addition, we estimate that there were 5,378 beneficial owners of our common stock who own their shares through brokers or banks.

        The high and low sale prices per share for our common stock for each quarter of 2008 and 2007 as reported on the market at the time and dividends declared during those periods were as follows:

Periods Ended	High	Low	Dividends
2008
First Quarter	$9.50	$6.51	$0.01
Second Quarter	9.50	5.89	0.01
Third Quarter	10.50	5.80	0.01
Fourth Quarter	8.50	4.40	0.01
2007
First Quarter	$10.82	$9.62	$0.01
Second Quarter	10.07	9.40	0.01
Third Quarter	10.20	8.50	0.01
Fourth Quarter	10.49	8.56	0.01

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

        As of December 31, 2008, we had purchased 477,608 shares of our common stock at a total cost of $4.1 million. All of these shares have been cancelled and retired.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1–October 31, 2008	18,298	5.74	18,298	594,121
November 1–November 30, 2008	—	—	—	—
December 1–December 31, 2008	71,729	5.45	71,729	522,392

Total	90,027	5.51	90,027	522,392

        Stock Performance Graph.    The graph set forth below shows the cumulative shareholder return on the Company's Common Stock during the five-year period ended December 31, 2008, as compared with: (i) an overall stock market index, the NASDAQ Composite; and (ii) a published industry index, the SNL Bank Index. The stock performance graph assumes that $100 was invested on December 31, 2003 in our common stock and each of the comparable indices and that dividends were reinvested.

Total Return Performance

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Cardinal Financial Corporation	100.00	134.70	133.14	124.51	113.68	69.77
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank	100.00	112.06	113.59	132.87	103.25	58.91

Item 6.    Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Income Statement Data:
Interest income	$88,611	$98,643	$87,401	$67,374	$40,522
Interest expense	45,638	58,324	46,047	29,891	15,969

Net interest income	42,973	40,319	41,354	37,483	24,553
Provision for loan losses	5,498	2,548	1,232	2,456	1,626

Net interest income after provision for loan losses	37,475	37,771	40,122	35,027	22,927
Non-interest income	17,812	19,480	21,684	24,669	9,409
Non-interest expense	55,913	51,884	51,245	44,653	27,154

Net income (loss) before income taxes	(626)	5,367	10,561	15,043	5,182
Provision (benefit) for income taxes	(912)	885	3,173	5,167	1,713

Net income	$286	$4,482	$7,388	$9,876	$3,469

Balance Sheet Data:
Total assets	$1,743,757	$1,690,031	$1,638,429	$1,452,287	$1,211,576
Loans receivable, net of fees	1,139,348	1,039,684	845,449	705,644	489,896
Allowance for loan losses	14,518	11,641	9,638	8,301	5,878
Loans held for sale	157,009	170,487	338,731	361,668	365,454
Total investment securities	315,539	364,946	329,296	294,224	289,507
Total deposits	1,179,844	1,096,925	1,218,882	1,069,872	824,210
Other borrowed funds	367,198	400,060	194,631	155,421	201,085
Total shareholders' equity	158,006	159,463	155,873	147,879	95,105
Common shares outstanding	24,014	24,202	24,459	24,363	18,463
Per Common Share Data:
Basic net income	$0.01	$0.18	$0.30	$0.45	$0.19
Fully diluted net income	0.01	0.18	0.30	0.44	0.19
Book value	6.58	6.59	6.37	6.07	5.15
Tangible book value(1)	6.00	5.90	5.75	5.37	4.41
Performance Ratios:
Return on average assets	0.02%	0.27%	0.51%	0.74%	0.37%
Return on average equity	0.18	2.85	4.87	7.67	3.69
Dividend payout ratio	3.38	0.22	0.13	0.02	—
Net interest margin(2)	2.78	2.63	2.98	2.92	2.72
Efficiency ratio(3)(4)	82.03	81.02	82.41	71.84	79.95
Non-interest income to average assets	1.08	1.19	1.49	1.85	1.00
Non-interest expense to average assets	3.40	3.18	3.52	3.35	2.90
Loans receivable, net of fees to total deposits	96.57	94.78	69.36	65.96	59.44

	Years Ended December 31,
	2008	2007	2006	2005	2004
Asset Quality Ratios:
Net charge-offs to average loans receivable, net of fees	0.24%	0.06%	0.00%	0.01%	0.02%
Nonperforming loans to loans receivable, net of fees	0.41	—	0.01	0.03	0.11
Nonperforming loans to total assets	0.27	—	0.01	0.01	0.05
Allowance for loan losses to nonperforming loans	310.81	—	11,822.87	3,879.00	1,074.60
Allowance for loan losses to loans receivable, net of fees	1.27	1.12	1.14	1.18	1.20
Capital Ratios:
Tier 1 risk-based capital	11.67%	12.10%	13.25%	14.83%	12.65%
Total risk-based capital	12.72	12.98	14.06	15.65	13.40
Leverage capital ratio	9.90	10.26	10.68	10.71	8.83
Other:
Average shareholders' equity to average total assets	9.74%	9.65%	10.43%	9.66%	10.05%
Average loans receivable, net of fees to average total deposits	96.00	78.87	68.42	60.34	59.97
Average common shares outstanding:
Basic	24,370	24,606	24,424	22,113	18,448
Diluted	24,837	25,012	24,987	22,454	18,705

(1)
Tangible book value is calculated as total shareholders' equity, excluding accumulated other comprehensive income, less goodwill and other intangible assets, divided by common shares outstanding.

(2)
Net interest margin is calculated as net interest income divided by total average earning assets and reported on a tax equivalent basis at a rate of 34%.

(3)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income, excluding the impairment loss on Fannie Mae perpetual preferred stock and settlement with mortgage correspondent during 2008; the impariment loss on escrow arrangment during 2007; and the litigation recovery during 2008, 2007 and 2006.

(4)
The calculation of the efficiency ratio, which is a financial measure not prepared in accordance with generally accepted accounting principles ("GAAP"), and a reconciliation of the efficiency ratio to our GAAP financial information are included in our Table 1 to Item 7 to this Annual Report on Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2008 and 2007 and the results of our operations for the years ended December 31, 2008, 2007 and 2006. The discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

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

  •
  There is no assurance that recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, will stabilize the U.S. financial system and there is uncertainty in the implementation of this legislation by federal regulators;

  •
  sudden declines, significant volatility in market prices and market illiquidity may cause us to record an other-than-temporary impairment, specifically in our pooled trust preferred securities portfolio;

  •
  exposure to repurchase loans sold to investors for which borrowers failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor;

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

  •
  changes in operations of George Mason Mortgage, LLC as a result of the activity in the residential real estate market and any associated impact on the fair value of goodwill in the future;

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

Overview

        We are a locally managed financial holding company headquartered in Tysons Corner, Virginia, committed to providing superior customer service, a diversified mix of financial products and services, and convenient banking to our retail and business customers. We own Cardinal Bank (the "Bank"), a Virginia state-chartered community bank, Cardinal Wealth Services, Inc. ("CWS"), an investment services subsidiary, and Wilson/Bennett Capital Management, Inc. ("Wilson/Bennett"), an asset management firm. Through these three subsidiaries and George Mason Mortgage, LLC ("George Mason"), a mortgage banking subsidiary of the Bank, we offer a wide range of traditional banking products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small- and medium-sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys. We have 25 branch office locations and five mortgage banking office locations and provide competitive products and services. We complement our core banking operations by offering a full range of investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc., asset management services through Wilson/Bennett and services through our trust division which include trust, estate, custody, investment management, escrows, and retirement plans. The trust division is included, along with CWS and Wilson/Bennett, in the wealth management and trust services segment.

        George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through five branches located throughout the metropolitan Washington, D.C. region. George Mason does business in eight states, primarily Virginia and Maryland, and the District of Columbia. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $1.4 billion and $2.2 billion of loans in 2008 and 2007, respectively, excluding advances on construction loans and including loans purchased from other mortgage banking companies which are owned by local home builders but managed by George Mason (the "managed companies"). George Mason's primary sources of revenue include net interest income earned on loans held for sale, gains on sales of loans and contractual management fees earned relating to services provided to other mortgage companies owned by local home builders. Loans are made pursuant to purchase commitments and are sold servicing released.

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

        Wilson/Bennett provides asset management services to certain of our customers. Wilson/Bennett uses a value-oriented approach that focuses on large capitalization stocks. Wilson/Bennett's primary source of revenue is management fees earned on the assets it manages for its customers. These management fees are generally based upon the market value of managed and custodial assets and, accordingly, revenues from Wilson/Bennett will be, assuming a consistent customer base, more when appropriate indices, such as the S&P 500, are higher and lower when such indices are depressed.

        In July 2004, we formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and pay interest at a rate equal to LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. These securities are redeemable at par beginning September 2009. The interest rate on this debt was 4.40% at December 31, 2008. We have guaranteed payment of these securities. The $20.6 million payable by us to Cardinal Statutory Trust I is included in other borrowed funds in the consolidated statements of condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as we are not the primary beneficiary of this entity. We utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

        Net interest income is our primary source of revenue. We define revenue as net interest income plus non-interest income. As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to management of interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, non-interest income is an important source of revenue for us and includes, among other things, service charges on deposits and loans, investment fee income, which includes trust revenues, gains and losses on sales of investment securities available-for-sale, gains on sales of mortgage loans and management fee income.

        Net interest income and non-interest income represented the following percentages of total revenue for the three years ended December 31, 2008:

	Net Interest Income	Non-Interest Income
2008	70.7%	29.3%
2007	67.4%	32.6%
2006	65.6%	34.4%

        Non-interest income is a lower percentage of our total revenue in 2008 than 2007 and 2006 because mortgage originations were lower due to the cyclical nature of the mortgage banking business.

2008 Economic Environment

        Our credit quality remains strong despite the challenges we face during the current economic environment. At December 31, 2008, we have one non-accrual loan totaling $4.7 million and a decrease in loans contractually past due 90 days or more as to principal or interest of $584,000 from $963,000 at December 31, 2007 to $379,000 at December 31, 2008. Net charge-offs were 0.24% of our average loans receivable for the year ended December 31, 2008.

        The economic recession and declining housing prices has continued to impact our mortgage banking operations, resulting in an impairment to the goodwill associated with our 2004 acquisition of George Mason. The market dislocations that have been experienced in the financial markets over the past year continue to impact our results. We incurred an other-than-temporary impairment charge on our Fannie Mae preferred stock investment. Market illiquidity continues to impact certain portions of our investment securities portfolio, specifically the ratings of certain monoline insurance providers, which has affected the pricing of certain municipal securities in our portfolio. In addition, we hold investments in pooled trust preferred securities, which are significantly below book value as of December 31, 2008 due to the lack of liquidity in the market.

        The recessionary conditions together with deterioration in the overall economy may continue to affect these and other markets in which we do business and could adversely impact our results in 2009. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

        While our loan growth was strong during the fourth quarter of 2008, continued negative economic conditions are likely to adversely affect our home equity line of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses. Continued deterioration in real estate values and household incomes could result in higher credit losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level or our credit exposure to individual entities and industries, may not function as we have anticipated.

        Liquidity is essential to our business. The primary sources of funding for our Bank include customer deposits and wholesale funding. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that we may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or us. Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events. While we believe we have a healthy liquidity position, any of the above factors could materially impact our liquidity position in the future.

        On October 14, 2008, as a result of Emergency Economic Stabilization Act, the U.S. Treasury and Federal Deposit Insurance Corporation ("FDIC") announced certain programs to encourage financial institutions to build capital and to strengthen confidence and encourage liquidity in the banking system. Specifically, the U.S. Treasury announced a voluntary Capital Purchase Program ("CPP"), pursuant to which the U.S. Treasury will purchase up to $250 billion of senior preferred securities from eligible U.S. financial institutions on standardized terms. This amount was subsequently increased to $350 billion. On December 12, 2008, the Company announced that its application for $41.2 million in capital under the CPP had received the U.S. Treasury's preliminary approval. Upon preliminary approval, our Board of Directors performed careful analysis and decided to decline to participate in the CPP concluding that the significant expense of the program and challenge to prudently and profitably deploy the capital were inconsistent with our long term strategic objectives, and that the participation in the CPP would not be in the best interest of Cardinal's shareholders.

        In addition, the FDIC announced a Temporary Liquidity Guarantee Program pursuant to which the FDIC will guarantee certain newly-issued senior unsecured debt issued by eligible institutions on or before June 30, 2009, as well as funds in noninterest-bearing transaction deposit accounts held by FDIC-insured banks until December 31, 2009. The Company and its applicable subsidiaries elected to participate in both of these programs.

        In addition to the EESA, the U.S. government has continued to respond to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. The recently enacted ARRA is intended to expand and establish government spending programs and provide tax cuts to stimulate the economy. Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury's recently announced Financial Stability Plan and the U.S. government's recently announced foreclosure prevention program. The final form of any such programs or initiatives or related legislation cannot be known at this time. There can be no assurance as to the impact these programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these efforts to stabilize the financial markets and a continuation or worsening of current or financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, our regulatory capital position or the trading price of our common stock.

Financial Developments

        The year ended December 31, 2008 was our sixth consecutive year of profitability. For the year, we reported net income of $286,000, which was impacted by several cash and noncash charges. The Bank recorded net income of $5.3 million which was offset by net losses recorded by George Mason of $2.7 million during 2008. George Mason's results for 2008 were impacted by an impairment charge to its goodwill of $2.8 million and a cash settlement of $1.8 million to one of its mortgage correspondents related to the loan purchase agreement between the two parties. In addition, the Bank recorded an other-than-temporary impairment charge of $4.4 million on our investment in Fannie Mae perpetual preferred stock. (See "Financial Overview" below for additional information on these charges). The wealth management and trust services segment, which includes CWS, Wilson/Bennett and our trust division, recorded net income of $47,000 for the year ended December 31, 2008.

        For the year ended December 31, 2007, we reported net income of $4.5 million. George Mason contributed $1.6 million to consolidated net income during 2007. The wealth management and trust services segment, which includes CWS, Wilson/Bennett and our trust division, recorded a net loss for 2007 totaling $1.8 million. This segment reported a loss because of $3.5 million in expense resulting from an arrangement where we served as the escrow agent in connection with an equity financing transaction between Liberty Growth Fund and AIMS Worldwide. The $3.5 million expense caused by this transaction is discussed below in the "Financial Overview" section.

        For the year ended December 31, 2006, we reported net income of $7.4 million. George Mason contributed $1.9 million to consolidated net income during 2006. The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust services division since the date of its acquisition, February 9, 2006, recorded a net loss of $2.0 million. This segment reported a net loss as a result of the unexpected retirement of John W. Fisher, Wilson/Bennett's founder, Chief Executive Officer and President, which casued a non-cash impairment charge of $2.9 million. This charge is discussed in the "Financial Overview" section.

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

        The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, accounting for economic hedging activities, accounting for business combinations and impairment testing of goodwill, accounting for the impairment of amortizing intangible assets and other long-lived assets, the valuation of deferred tax assets, and the fair value measurements of certain assets and liabilities.

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

        An impairment loss is recorded for the excess of the carrying amount of the assets over their fair values. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

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

Fair Value Measurements

        We determine the fair values of financial instruments based on the fair value hierarchy established in SFAS No. 157, Fair Value Measurements, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. We carry our investment securities available-for-sale portfolio, derivative assets and derivative liabilities at fair value. Our investment securities available-for-sale are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service. This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. Our interest rate swap derivatives are recorded at fair value using observable inputs from a national valuation service. These rates are applied to a third party industry-wide valuation model.

        We also fair value our interest rate lock commitments, forwards loan sales and mortgage loans held for sale. The fair value of our interest rate lock commitments considers the expected premium

(discount) to par and we apply certain fallout rates for those rate lock commitments for which we do not close a mortgage loan. In addition, we calculate the effects of the changes in interest rates from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. At loan closing, the fair value of the interest rate lock commitment is included in the cost basis of loans held for sale, which are carried at the lower of cost or market value.

        We have not designated any asset or liability to be measured at fair value under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment for FAS 115. For additional information on the fair value of these assets, refer to Note 19 in our notes to the consolidated financial statements.

New Financial Accounting Standards

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

        In November 2007, the SEC issued Staff Accounting Bulletin No. 109 ("SAB No. 109"), Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 requires fair value measurements of derivatives or other written loan commitments recorded through earnings to include the future cash flows related to the loan's servicing rights. SAB No. 109 also states that internally developed intangible assets should be excluded from these measurements. SAB No. 109, which supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, applies to all loan commitments that are accounted for at fair value through earnings. Previously, SAB No. 105 applied to only derivative loan commitments accounted for at fair value through earnings. SAB No. 109 should be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. See our Note 20 to the notes to the consolidated financial statements in Item 8 below for the impact of the adoption of this standard.

        In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB No. 110"), Certain Assumptions Used in Valuation Methods. SAB No. 110 extends the use of the "simplified" method, under certain circumstances, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R, Share-Based Payment. Prior to the issuance of SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007. We continued the use of the simplified method in 2008.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains and losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company's strategies and objectives for using derivative instruments. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of this standard is not expected to have a material impact on our consolidated financial condition or results of operations.

Financial Overview

2008 Compared to 2007

        At December 31, 2008, total assets were $1.74 billion, an increase of 3.2%, or $53.7 million, from $1.69 billion at December 31, 2007. Total loans receivable, net of deferred fees and costs, increased 9.6%, or $99.7 million, to $1.14 billion at December 31, 2008, from $1.04 billion at December 31, 2007. Total investment securities decreased by $49.4 million, or 13.5%, to $315.5 million at December 31, 2008, from $364.9 million at December 31, 2007. Total deposits increased 7.6%, or $82.9 million, to $1.18 billion at December 31, 2008, from $1.10 billion at December 31, 2007. Other borrowed funds, which primarily include repurchase agreements and Federal Home Loan Bank ("FHLB") advances, decreased $32.9 million to $367.2 million at December 31, 2008, from $400.1 million at December 31, 2007.

        Shareholders' equity at December 31, 2008 was $158.0 million, a decrease of $1.5 million from $159.5 million at December 31, 2007. The decrease in shareholders' equity was primarily attributable to repurchases and retirement of our common stock totaling $1.4 million. In addition, dividends paid during 2008 totaled $966,000. These decreases were offset by net income of $286,000 for the year ended December 31, 2008 and increases in other comprehensive income of $314,000 for the year ended December 31, 2008. Total shareholders' equity to total assets at December 31, 2008 and 2007 was 9.1% and 9.4%, respectively. Book value per share at December 31, 2008 and 2007 was $6.58 and $6.59, respectively. Total risk-based capital to risk-weighted assets was 12.72% at December 31, 2008 compared to 12.98% at December 31, 2007. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2008.

        We recorded net income of $286,000, or $0.01 per diluted common share, for the year ended December 31, 2008, compared to net income of $4.5 million, or $0.18 per diluted common share, in 2007. Our operating results for the year ended December 31, 2008 and 2007 were adversely impacted by several events. These events are discussed in detail below:

  •
  During the third quarter of 2008, we performed our annual evaluation of the goodwill associated with our acquisition of George Mason. Goodwill of $12.9 million was recognized as a result of this acquisition. We employed the services of a valuation consultant to assist us with the goodwill evaluation. The analysis included certain valuation techniques, including a discounted cash flow approach. Following the acquisition, George Mason delivered excellent financial results and returns on our investment. Recent and ongoing challenges in the regional residential real estate market have negatively impacted the cash flows expected to be generated by George Mason in the near term. The valuation analysis indicated that the goodwill was impaired and we recorded a noncash impairment charge of $2.8 million in the mortgage banking segment.

  •
  During the third quarter of 2008, we recognized a other-than-temporary impairment charge of $4.4 million on our investment in Fannie Mae perpetual preferred stock. This impairment charge was recorded in the commercial banking segment.

  •
  During the second quarter of 2008, George Mason recorded a cash settlement to one of its mortgage correspondents related to the loan purchase agreement between the two parties. This settlement agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $2.8 million payment to the correspondent. George Mason also entered into similar agreements with certain third party mortgage companies from which George Mason purchased mortgage loans and subsequently sold to this mortgage correspondent. These settlement agreements provided for a total payment of $1.0 million to George Mason by those third party mortgage companies.

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

        Also contributing to our decrease in net income for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was an increase in our provision for loan losses of $3.0 million to $5.5 million for the year ended December 31, 2008 due to the loan growth we had during the year, increase in net loan charge-offs, and changes to certain qualitative factors in our allowance for loan losses estimates, as compared to $2.5 million for the same period of 2007. Non-interest income decreased $1.7 million to $17.8 million for the year ended December 31, 2008 as compared to $19.5 million for the same period of 2007 due primarily to decreases in gains on sales of loans and investment fee income.

        The return on average assets for the years ended December 31, 2008 and 2007 was 0.02% and 0.27%, respectively. The return on average equity for the years ended December 31, 2008 and 2007 was 0.18% and 2.85%, respectively.

2007 Compared to 2006

        At December 31, 2007, total assets were $1.69 billion, an increase of 3.2%, or $51.6 million, from $1.64 billion at December 31, 2006. Total loans receivable, net of deferred fees and costs, increased 23.0%, or $194.2 million, to $1.04 billion at December 31, 2007, from $845.4 million at December 31, 2006. Total investment securities increased by $35.7 million, or 10.8%, to $364.9 million at December 31, 2007, from $329.3 million at December 31, 2006. Total deposits decreased 10.0%, or $122.0 million, to $1.10 billion at December 31, 2007, from $1.22 billion at December 31, 2006. Other borrowed funds, which primarily include repurchase agreements, FHLB advances and fed funds purchased, increased $205.4 million to $400.1 million at December 31, 2007, from $194.6 million at December 31, 2006.

        Shareholders' equity at December 31, 2007 was $159.5 million, an increase of $3.6 million from $155.9 million at December 31, 2006. The increase in shareholders' equity was primarily attributable to net income of $4.5 million for the year ended December 31, 2007 and increases in other comprehensive income of $1.8 million for the year ended December 31, 2007. These increases were offset by repurchases of our common stock totaling $2.7 million for the year. Total shareholders' equity to total assets at December 31, 2007 and 2006 was 9.4% and 9.5%, respectively. Book value per share at December 31, 2007 and 2006 was $6.59 and $6.37, respectively. Total risk-based capital to risk-weighted assets was 12.98% at December 31, 2007 compared to 14.06% at December 31, 2006. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2007.

        We recorded net income of $4.5 million, or $0.18 per diluted common share, for the year ended December 31, 2007, compared to net income of $7.4 million, or $0.30 per diluted common share, in

2006. Each of these years had significant events which materially impacted earnings. The decrease in net income for the year ended December 31, 2007 compared to the same period of 2006 is primarily a result of the aforementioned $3.5 million loss we recorded on the escrow arrangement with Liberty Growth Fund, LP and AIMS Worldwide, Inc. during the third quarter of 2007.

        Net income for the year ended December 31, 2006 included a non-cash impairment loss to the goodwill and certain other intangible assets related to our acquisition of Wilson/Bennett. This impairment charge was a result of the retirement of Wilson/Bennett's founder and the unexpected loss of significant clients as a result of his retirement. The impairment charge totaled $2.9 million for the year ended December 31, 2006.

        Also contributing to our decrease in net income for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was an increase in our provision for loan losses of $1.3 million to $2.5 million for the year ended December 31, 2007 primarily due to the significant loan growth we had during 2007. The provision for loan losses was $1.2 million for the same period of 2006. Non-interest income decreased $2.2 million to $19.5 million for the year ended December 31, 2007 as compared to $21.7 million for the same period of 2006 due primarily to decreases in gains on sales of loans and management fee income.

        The return on average assets for the years ended December 31, 2007 and 2006 was 0.27% and 0.51%, respectively. The return on average equity for the years ended December 31, 2007 and 2006 was 2.85% and 4.87%, respectively.

        See Table 1 below for the components of our calculation of our efficiency ratio as of December 31, 2008, 2007 and 2006.

Efficiency Ratio Calculation
Years Ended December 31, 2008, 2007 and 2006
(In thousands, except per share data)

	2008	2007	2006
GAAP reported non-interest expense	$55,913	$51,884	$51,245
Less nonrecurring expenses
Impairment of Fannie Mae perpetual preferred stock	4,408	—	—
Settlement with mortgage correspondent	1,800	—	—
Loss related to escrow arrangement	—	3,500	—

Non-interest expense without nonrecurring expenses	$49,705	$48,384	$51,245

GAAP reported non-interest income	$17,812	$19,480	$21,684
Less nonrecurring income
Litigation recovery on previously impaired investment	190	83	855

Non-interest income without nonrecurring income	$17,622	$19,397	$20,829

Calculation of efficiency ratio(1):
Non-interest expense without nonrecurring expenses (from above)	$49,705	$48,384	$51,245

GAAP reported net interest income	42,973	40,319	41,354
Non-interest income without nonrecurring income (from above)	17,622	19,397	20,829

Total net interest income and non-interest income for efficiency ratio	$60,595	$59,716	$62,183

Efficiency ratio without nonrecurring income and expenses	82.03%	81.02%	82.41%

(1)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income, excluding the impairment loss on Fannie Mae perpetual preferred stock and settlement with mortgage correspondent during 2008; the impairment loss on escrow arrangement during 2007; and the litigation recovery during 2008, 2007 and 2006.

Statements of Operations

Net Interest Income/Margin

        Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-bearing assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. At the end of 2003, the federal funds rate was at 1.00%, its lowest level in over forty years. During 2004, as economic activity increased, the Federal Reserve raised the key federal funds rate five times to 2.25% by year end. The Federal Reserve continued this policy in 2005, increasing the federal funds rate eight times to 4.25% by year end, and in 2006 increased the federal funds rate four times to 5.25% by year end. During 2007, the Federal Reserve began easing the federal funds rate due to worsening economic conditions related to the tightening credit markets and decreased the rate four times to end at 4.25% at December 31, 2007. This easing continued into 2008, and as the economy continued to slow and go into a recessionary phase, the Federal Reserve continued to decrease the fed funds rate to ultimately 0.25% as of December 31, 2008. See "Interest Rate Sensitivity" for further information.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008			2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1):
Commercial and industrial	$130,608	$8,019	6.14%	$108,762	$8,263	7.60%	$85,269	$6,314	7.40%
Real estate—commercial	440,746	28,905	6.56%	366,176	24,598	6.72%	288,567	19,082	6.61%
Real estate—construction	190,354	11,175	5.87%	169,503	14,077	8.30%	143,476	12,040	8.39%
Real estate—residential	213,125	11,957	5.61%	201,863	11,029	5.46%	172,809	9,012	5.22%
Home equity lines	93,635	4,460	4.76%	69,908	4,967	7.11%	73,194	5,089	6.95%
Consumer	2,637	171	6.48%	6,405	508	7.93%	4,865	367	7.54%

Total loans	1,071,105	64,687	6.04%	922,617	63,442	6.88%	768,180	51,904	6.76%

Loans held for sale	124,993	7,140	5.71%	233,451	16,686	7.15%	259,743	19,288	7.43%
Investment securities—trading	—	—	0.00%	11	1	4.62%	—	—	0.00%
Investment securities available-for-sale	261,600	13,645	5.22%	266,935	13,256	4.97%	226,011	10,483	4.64%
Investment securities held-to-maturity	58,915	2,521	4.28%	88,803	3,722	4.19%	106,938	4,351	4.07%
Other investments	15,307	567	3.70%	10,626	635	5.98%	6,409	378	5.90%
Federal funds sold	32,077	569	1.77%	25,217	1,318	5.23%	25,675	1,206	4.70%

Total interest-earning assets and interest income(2)	1,563,997	89,129	5.70%	1,547,660	99,060	6.40%	1,392,956	87,610	6.29%

Noninterest-earning assets:
Cash and due from banks	7,833			8,122			6,813
Premises and equipment, net	17,523			19,565			19,758
Goodwill and other intangibles, net	16,404			17,371			19,763
Accrued interest and other assets	51,300			48,586			24,532
Allowance for loan losses	(12,568)			(10,322)			(8,853)

Total assets	$1,644,489			$1,630,982			$1,454,969

Liabilities and Shareholders' Equity
Interest—bearing liabilities:
Interest—bearing deposits:
Interest checking	$121,537	$2,732	2.25%	$122,806	$3,691	3.01%	$136,368	$3,796	2.78%
Money markets	41,586	982	2.36%	56,229	1,437	2.56%	117,527	2,881	2.45%
Statement savings	341,059	9,987	2.93%	352,078	16,354	4.64%	154,643	7,272	4.70%
Certificates of deposit	480,408	18,390	3.83%	515,182	24,215	4.70%	598,187	25,142	4.20%

Total interest—bearing deposits	984,590	32,091	3.26%	1,046,295	45,697	4.37%	1,006,725	39,091	3.88%

Other borrowed funds	350,889	13,547	3.86%	281,417	12,627	4.49%	165,501	6,956	4.20%

Total interest-bearing liabilities and interest expense	1,335,479	45,638	3.42%	1,327,712	58,324	4.39%	1,172,226	46,047	3.93%

Noninterest-bearing liabilities:
Demand deposits	131,197			123,493			116,041
Other liabilities	17,645			22,382			15,018
Common shareholders' equity	160,168			157,395			151,684

Total liabilities and shareholders' equity	$1,644,489			$1,630,982			$1,454,969

Net interest income and net interest margin(2)		$43,491	2.78%		$40,736	2.63%		$41,563	2.98%

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

Rate and Volume Analysis
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008 Compared to 2007			2007 Compared to 2006
	Average Volume(3)	Average Rate	Increase (Decrease)	Average Volume(3)	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial and industrial	$1,660	$(1,904)	$(244)	$1,740	$209	$1,949
Real estate—commercial	5,009	(702)	4,307	5,132	384	5,516
Real estate—construction	1,732	(4,634)	(2,902)	2,184	(147)	2,037
Real estate—residential	615	313	928	1,515	502	2,017
Home equity lines	1,686	(2,193)	(507)	(228)	106	(122)
Consumer	(299)	(38)	(337)	116	25	141

Total loans	10,403	(9,158)	1,245	10,459	1,079	11,538

Loans held for sale	(7,752)	(1,794)	(9,546)	(1,952)	(650)	(2,602)
Investment securities—trading	(1)	—	(1)	1	—	1
Investment securities available-for-sale	(265)	654	389	1,898	875	2,773
Investment securities held-to-maturity	(1,253)	52	(1,201)	(738)	109	(629)
Other investments	280	(348)	(68)	249	8	257
Federal funds sold	359	(1,108)	(749)	(22)	134	112

Total interest income(2)	1,771	(11,702)	(9,931)	9,895	1,555	11,450
Interest expense:
Interest—bearing deposits:
Interest checking	(38)	(921)	(959)	(378)	273	(105)
Money markets	(374)	(81)	(455)	(1,503)	59	(1,444)
Statement savings	(512)	(5,855)	(6,367)	9,284	(202)	9,082
Certificates of deposit	(1,634)	(4,191)	(5,825)	(3,489)	2,562	(927)

Total interest—bearing deposits	(2,558)	(11,048)	(13,606)	3,914	2,692	6,606

Other borrowed funds	3,117	(2,197)	920	4,872	799	5,671

Total interest expense	559	(13,245)	(12,686)	8,786	3,491	12,277

Net interest income(2)	$1,212	$1,543	$2,755	$1,109	$(1,936)	$(827)

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

2008 Compared to 2007

        Net interest income on a tax equivalent basis for the year ended December 31, 2008 was $43.5 million, compared to $40.7 million for the year ended December 31, 2007, an increase of $2.8 million, or 6.8%. The increase in net interest income was primarily a result of decreases in the interest rates paid on deposits and other borrowed funds, net of the impact of decreased yields on earning assets during 2008, compared with 2007.

        Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2008 and 2007 was 2.78% and 2.63%, respectively, the increase for which was primarily a result of our ability to decrease interest rates on deposits faster than rates decreased on our interest earning assets. In addition, our interest rates on our other borrowed funds decreased due to the significantly low interest rate environment of 2008. The average yield on interest-earning assets decreased to 5.70% in 2008 from 6.40% in 2007, and our cost of interest-bearing liabilities decreased to 3.42% in 2008 from 4.39% in 2007. The cost of other borrowed funds, which generally are shorter term fundings and which we continued to utilize in 2008 to help fund our balance sheet growth, decreased 63 basis points to 3.86% in 2008 from 4.49% in 2007. The cost of deposit liabilities decreased 111 basis points to 3.26% in 2008 from 4.37% for 2007.

        Total average earning assets increased by 1.1% to $1.56 billion at December 31, 2008 compared to $1.55 billion at December 31, 2007. The increase in our earnings assets were primarily driven by an increase in average loans receivable of $148.5 million offset by a decrease in our inventory of loans held for sale of $108.5 million and a decrease in investment securities of $35.2 million. These increases were funded by an increase in other borrowed funds of $69.5 million.

        Average loans receivable increased $148.5 million to $1.07 billion during 2008 from $922.6 million in 2007. Average balances of nonperforming assets, which consist of non-accrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2008 and 2007. Additional interest income of approximately $59,000 for 2008 and $5,000 for 2007 would have been realized had all nonperforming assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

        Average interest-bearing deposits decreased $61.7 million to $984.6 million in 2008 from $1.05 billion in 2007. The largest decrease in average interest-bearing deposit balances was in certificates of deposit, which decreased $34.8 million compared to 2007.

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

        Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2007 and 2006 was 2.63% and 2.98%, respectively, the decrease for which was primarily a result of a 46 basis point increase in the rates paid on interest-bearing liabilities offset by an 11 basis point increase in the yield on average earning assets. The average yield on interest-earning assets increased to 6.40% in 2007 from 6.29% in 2006, and our cost of interest-bearing liabilities increased to 4.39% in 2007 from 3.93% in 2006. The cost of other borrowed funds, which generally are shorter term fundings and which we continued to utilize in 2007 to help fund our balance sheet growth, increased 29 basis points to 4.49% in 2007 from 4.20% in 2006. The cost of deposit liabilities increased 49 basis points to 4.37% in 2007 from 3.88% for 2006.

        Total average earning assets increased by 11.1% to $1.55 billion at December 31, 2007 compared to $1.39 billion at December 31, 2006. The increase in our average earnings assets were primarily driven by the increase in average loans receivable of $154.4 million and an increase in investment securities $22.8 million offset by the decrease in our average inventory of loans held for sale of $26.3 million. These increases were funded by an increase in average total deposits of $47.0 million and other borrowed funds of $115.9 million during 2007.

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

        Average interest-bearing deposits increased $39.6 million to $1.05 billion in 2007 from $1.01 billion in 2006. The largest increase in average interest-bearing deposit balances was in statement savings, which increased $197.4 million compared to 2006, a result of our advertised Simply Savings product which was introduced during 2006. This savings product allows new customers to earn a yield of 4.21% on funds deposited with us as of December 31, 2007. The increase in our statement savings was offset by decreases in our money market balances of $61.3 million and decreases in our certificates of deposit of $83.0 million for the year ended December 31, 2007 compared to the year ended December 31, 2006.

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

        At December 31, 2008, we were asset sensitive for the entire two year simulation period. Asset sensitive means that yields on the Bank's interest-earnings assets will rise faster than interest-bearing liability costs in a rising rate environment. For a declining rate environment, asset yields will fall faster than interest-bearing liability costs. Being asset sensitive out net interest income should increase in a rising rate scenario. In the up 200 basis point scenario, our net interest income would improve by not more than 3.2% for the one year period and by not more than 5.5% over the two year time horizon. In the down 100 basis point scenario the interest rate risk model indicates that our net interest income will be nearly unchanged from the base case over the one year period and the two year time horizon.

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

        The provision for loan losses was $5.5 million and $2.5 million for the years ended December 31, 2008 and 2007, respectively. The allowance for loan losses at December 31, 2008 was $14.5 million compared to $11.6 million at December 31, 2007. Our allowance for loan loss ratio at December 31, 2008 was 1.27% compared to 1.12% at December 31, 2007. The increase in the allowance for loan loss ratio is primarily reflective of our evaluation of our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserve. We recorded net loan charge-offs of $2.6 million for the year ended December 31, 2008 compared to $545,000 for the same period of 2007. We charged-off $1.2 million in commercial and industrial loans, of which $1.1 million was related to our one nonaccrual loan at December 31, 2008. Consumer loans of $1.5 million were charged off during 2008, most of which were balances in our home equity lines of credit where the borrower was unable to make payments and undercollateralized due to decreases in real estate values. Annualized net charged-off loans was 0.24% of average loans receivable for the year ended December 31, 2008, compared to 0.06% for the year ended December 31, 2007. Non-accrual loans totaled $4.7 million at December 31, 2008 compared to none at December 31, 2007.

        While our loan growth was strong during the fourth quarter of 2008, continued negative economic conditions are likely to adversely affect our home equity line of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses. Continued deterioration in real estate values and household incomes could result in higher credit losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level or our credit exposure to individual entities and industries, may not function as we have anticipated.

        The provision for loan losses was $1.2 million for 2006.

        See "Critical Accounting Policies" above for more information on our allowance for loan losses methodology.

        The following tables present additional information pertaining to the activity in and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Allowance for Loan Losses
Years Ended December 31, 2008, 2007, 2006, 2005 and 2004
(In thousands)

	2008	2007	2006	2005	2004
Beginning balance, January 1	$11,641	$9,638	$8,301	$5,878	$4,344
Provision for loan losses	5,498	2,548	1,232	2,456	1,626
Loans charged off:
Commercial and industrial	(1,188)	(449)	(42)	(120)	(100)
Consumer	(1,468)	(103)	(1)	(9)	(8)

Total loans charged off	(2,656)	(552)	(43)	(129)	(108)
Recoveries:
Commercial and industrial	8	7	148	82	14
Consumer	27	—	—	14	2

Total recoveries	35	7	148	96	16
Net (charge offs) recoveries	(2,621)	(545)	105	(33)	(92)
Ending balance, December 31,	$14,518	$11,641	$9,638	$8,301	$5,878

	2008	2007	2006	2005	2004
Loans:
Balance at year end	$1,139,348	$1,039,684	$845,449	$705,644	$489,896
Allowance for loan losses to loans receivable, net of fees	1.27%	1.12%	1.14%	1.18%	1.20%
Net charge-offs to average loans receivable	0.24%	0.06%	0.00%	0.01%	0.02%

 Allocation of the Allowance for Loan Losses
At December 31, 2008, 2007, 2006, 2005 and 2004
(In thousands)

	2008		2007		2006
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,129	14.12%	$1,956	13.51%	$1,670	12.09%
Real estate—commercial	6,110	41.41%	5,225	39.95%	3,687	37.50%
Real estate—construction	3,118	16.53%	2,217	17.93%	1,764	18.27%
Real estate—residential	2,138	18.57%	1,402	20.50%	2,025	23.80%
Home equity lines	965	9.16%	772	7.81%	384	7.75%
Consumer	58	0.21%	69	0.30%	108	0.59%

Total allowance for loan losses	$14,518	100.00%	$11,641	100.00%	$9,638	100.00%

	2005		2004
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,153	9.83%	$963	11.53%
Real estate—commercial	3,338	39.01%	2,732	44.88%
Real estate—construction	1,432	18.13%	768	14.18%
Real estate—residential	1,490	21.65%	692	15.69%
Home equity lines	721	10.63%	612	12.32%
Consumer	167	0.75%	111	1.40%

Total allowance for loan losses	$8,301	100.00%	$5,878	100.00%

*
Percentage of loan type to the total loan portfolio.

Non-Interest Income

        Non-interest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Non-interest income for the years ended December 31, 2008 and 2007 was $17.8 million and $19.5 million, respectively. The decrease in non-interest income for the year ended December 31, 2008, compared to the same period of 2007, is primarily the result of decreased realized and unrealized gains on mortgage banking activities by George Mason of $1.0 million. The decrease in realized and unrealized gains on mortgage banking activities is directly related to the ongoing deterioration in the residential real estate market. Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination. Costs include direct costs associated with loan origination, such as commissions and salaries that are deferred at the time of origination. In addition, we adopted SFAS No. 157 and SAB No. 109 during 2008. Additional information on the adoption of these standards can be found in Note 20 to the notes to the consolidated financial statements. Management fees income, which represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales, decreased $307,000 during 2008 as compared to 2007, again due to the deterioration of the real estate market.

        Another contributing factor to the decrease in our non-interest income was the decrease in total investment fee income of $810,000 to $3.5 million for the year ended December 31, 2008, compared to $4.3 million for the year ended December 31, 2007. Investment fee income, which includes net commissions earned at CWS and income earned at Wilson/Bennett, decreased $285,000 to $528,000 as of December 31,2008 from $813,000 as of December 31, 2007. Trust administration fee income was $2.9 million as of December 31, 2008, a decrease of $525,000 from $3.5 million as of December 31, 2007, mostly due to the loss of low margin custody relationships with two clients. In addition, the decrease in the market values of managed and custodial assets in the wealth management and trust services segment have contributed to the decrease in investment fee income during 2008.

        Service charges on deposit accounts increased $144,000 to $2.1 million for the year ended December 31, 2008, compared to $2.0 million for the year ended December 31, 2007. Service charges on deposit accounts include insufficient funds fee income, service charges on deposit accounts, other fee income on deposit accounts and ATM transaction fees as shown in Table 6. Deposit service charges increased primarily as a result of an increased number of transaction accounts in 2008 compared to 2007. Loan service charges increased $141,000 to $1.6 million for the year ended December 31, 2008, compared to $1.5 million in 2007. For the year ended December 31, 2008, the increase in the cash surrender value of our bank-owned life insurance was $860,000, a decrease of $810,000 when compared to the same period of 2007. This decrease is a result of the decrease in the earnings of the underlying investment assets of our bank-owned life insurance.

        For the year ended December 31, 2008, we recorded gains on the sales of investment securities totaling $913,000 compared to none for the same period of 2007.

        For the year ended December 31, 2008 gains related to the extinguishment of four borrowings totaling $275,000. There were no similar transactions for the year ended December 31, 2007.

        During the year ended December 31, 2007, we received a litigation settlement from a previously charged off investment of $190,000. For the year ended December 31, 2007, the amount recovered for this same charge-off was $83,000.

        Non-interest income for the years ended December 31, 2007 and 2006 was $19.5 million and $21.7 million, respectively. The decrease in non-interest income for the year ended December 31, 2007, compared to the same period of 2006, is primarily the result of decreased realized and unrealized gains on mortgage banking activities at George Mason of $1.3 million and a decrease in management fee income of $1.1 million. The decrease in realized and unrealized gains on mortgage banking activities and management fee income is due to the slowdown in the regional housing market.

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

        For the year ended December 31, 2006 gains related to the extinguishment of two borrowings totaling $769,000. There were no similar transactions for the year ended December 31, 2007.

        During the year ended December 31, 2006, we received a litigation settlement from a previously charged off investment of $855,000. For the year ended December 31, 2007, an additional amount of $83,000 was recovered for this same impaired investment.

        The following table provides additional detail on non-interest income for the years ended December 31, 2008, 2007, and 2006.

Non-Interest Income
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Insufficient funds fee income	$665	$704	$729
Service charges on deposit accounts	463	312	207
Other fee income on deposit accounts	283	381	131
ATM transaction fees	655	579	463
Loan service charges	1,643	1,502	2,177
Investment fee income	528	813	1,341
Trust adminstration fee income	2,949	3,474	1,989
Bank-owned life insurance income	860	1,670	646
Realized and unrealized gains on mortgage banking activities	7,752	8,779	10,059
Management fee income	765	1,072	2,221
Net realized gains on investment securities available-for-sale	913	—	61
Net gain (loss) on sales of assets	(9)	(2)	15
Credit card fees	67	61	63
Litigation recovery on previously impaired investment	190	83	855
Gain on debt extinguishments	275	—	769
Other income (loss)	(187)	52	(42)

Total non-interest income	$17,812	$19,480	$21,684

Non-Interest Expense

        Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense was $55.9 million and $51.9 million for the years ended December 31, 2008 and 2007, respectively, an increase of $4.0 million, or 7.8%. The increase in non-interest expense for the year ended December 31, 2008, compared to 2007, was primarily the result of the aforementioned other-than temporary impairment charge related to an investment in Fannie Mae perpetual preferred stock, the goodwill impairment charge recorded at George Mason and the cash settlement George Mason made to a mortgage correspondent, all during 2008. For the year ended December 31, 2007, non-interest expense was impacted by the aforementioned loss of $3.5 million related to our escrow arrangement with Liberty Growth Fund, LP. See the "Financial Overview" above for additional information on these transactions.

        Salaries and benefits expense decreased $1.9 million to $21.9 million for the year ended December 31, 2008 as compared to $23.8 million for the same period of 2007. This decrease was attributable to expense control measures put in place at George Mason and at the Bank during 2008 in order to decrease non-interest expense. Depreciation expense decreased $645,000 to $2.4 million for the year ended December 31, 2008 as compared to $3.0 million for the year ended December 31, 2007 due to fixed assets becoming fully depreciated.

        Non-interest expense was $51.9 million and $51.2 million for the years ended December 31, 2007 and 2006, respectively, an increase of $639,000, or 1.3%. The marginal increase in non-interest expense for the year ended December 31, 2007, compared to 2006, was primarily the result of the increase in our FDIC insurance assessment of $629,000 compared to 2006 (see Table 7 for information on FDIC insurance assessments for all years presented). Other expenses decreased or increased slightly as a result of expense control measures put in place at George Mason, offset by non-interest expense increases related to the Bank's branch expansion that has occurred over the past two years and our acquisition of the trust division in February 2006. In addition, for the year ended December 31, 2006, we recorded an impairment charge of $2.9 million related to Wilson/Bennett. See the "Financial Overview" section above for additional information.

        The following table reflects the components of non-interest expense for the years ended December 31, 2008, 2007 and 2006.

Non-Interest Expense
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Salary and benefits	$21,939	$23,815	$24,616
Occupancy	5,547	5,348	5,242
Professional fees	2,225	2,095	2,149
Depreciation	2,390	3,035	3,172
Amortization of intangibles	245	254	420
Impairment of Fannie Mae perpetual preferred stock	4,408	—	—
Impairment of goodwill	2,821	—	2,927
Loss related to escrow arrangement	—	3,500	—
Settlement with mortgage correspondent	1,800	—	—
Data processing	1,683	1,450	1,358
Stationary and supplies	881	1,091	1,374
Advertising and marketing	2,116	2,058	2,026
Telecommunications	1,002	1,182	1,247
Other taxes	1,880	1,701	1,572
Travel and entertainment	460	492	776
Bank operations	2,203	1,234	719
Premises and equipment	1,965	1,771	1,675
FDIC insurance assessments	721	768	139
Miscellaneous	1,627	2,090	1,833

Total non-interest expense	$55,913	$51,884	$51,245

Income Taxes

        We recorded an income tax benefit of $912,000 for the year ended December 31, 2008, compared to a provision for income tax expense of $885,000 for the year ended December 31, 2007. The income tax benefit recorded during 2008 was primarily the result of the other-than-temporary impairment of our investment in Fannie Mae perpetual preferred stock and the result of our tax-exempt income from investments being a larger portion of our overall net income. On October 3, 2008, the Emergency Economic Stabilization Act was enacted which included a provision permitting banks to recognize the other-than-temporary impairment charge related to Fannie Mae perpetual preferred stock as an ordinary loss rather than a capital loss which allowed us to record an additional benefit for this loss. Our effective tax rate for the year ended December 31, 2007 was 16.5%.

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

        For more information, see "Critical Accounting Policies" above. In addition, Note 9 to the notes to consolidated financial statements provides additional information with respect to the deferred tax accounts and the net operating loss carryforward.

Statements of Condition

Loans Receivable, Net

        Total loans receivable, net of deferred fees and costs, were $1.14 billion at December 31, 2008, an increase of $99.7 million, or 9.6%, compared to $1.04 billion at December 31, 2007. We achieved growth in all our loan categories with the exception of our residential real estate loans and consumer loans. Residential real estate loans decreased $1.5 million to $211.7 million at December 31, 2008 compared to $213.2 million at December 31, 2007. Consumer loans decreased $736,000 to $2.4 million at December 31, 2008 from $3.1 million at December 31, 2007. Each of these decreases are primarily a result of repayments during 2008. Loans held for sale decreased $13.5 million to $157.0 million at December 31, 2008 compared to $170.5 million at December 31, 2007.

        At December 31, 2008 we had one loan accounted for on a non-accrual basis totaling $4.7 million. There were no non-accrual loans at December 31, 2007. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments, at December 31, 2008 and December 31, 2007 were $379,000 and $963,000, respectively, all of which were determined to be well secured and in the process of collection. The decrease in past due loans 90 days or more is a result of loans that were past due at December 31, 2007 being paid off or charged off during 2008. There were no loans at December 31, 2008 and December 31, 2007 that were "troubled debt restructurings" as defined in SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

        Interest income on non-accrual loans, if recognized, is recorded using the cash basis method of accounting. When a loan is placed on non-accrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years. While on non-accrual, the collection of interest is recorded as interest income only after all past-due principal has been collected. When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status. At December 31, 2008, the one loan on nonaccrual status did not have a valuation allowance as we charged-off $1.1 million, a portion of the outstanding principal balance which was unsecured based on the estimated values of the underlying collateral. Gross interest income that would have been recorded if the non-accrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2008 and 2007 was $59,000 and $5,000, respectively. The interest income realized prior to the loans being placed on non-accrual status for the year ended December 31, 2008 and 2007 was $348,000, and $38,000, respectively.

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

        Loans accounted for on a non-accrual basis at December 31, 2006 was $82,000. There were no loans which were past due 90 days or more as to principal or interest still accruing as of December 31, 2006. There were no loans at December 31, 2006, 2005 and 2004 that were "troubled debt restructurings" as defined in SFAS No. 15. Gross interest income that would have been recorded if the non-accrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for 2006 was $15,000. The interest income realized prior to the loans being placed on non-accrual status for the year ended December 31, 2006 was $9,000.

        The ratio of non-performing loans to total loans was 0.41%, 0.00%, and 0.01% at December 31, 2008, 2007 and 2006, respectively.

        The following tables present the composition of our loans receivable portfolio at the end of each of the five years ended December 31, 2008 and additional information on non-performing loans receivable.

Loans Receivable
At December 31, 2008, 2007, 2006, 2005 and 2004
(In thousands)

	2008		2007		2006
Commercial and industrial	$160,989	14.12%	$140,531	13.51%	$102,284	12.09%
Real estate—commercial	472,131	41.41%	415,471	39.95%	317,201	37.50%
Real estate—construction	188,484	16.53%	186,514	17.93%	154,525	18.27%
Real estate—residential	211,651	18.57%	213,197	20.50%	201,320	23.80%
Home equity lines	104,370	9.16%	81,247	7.81%	65,557	7.75%
Consumer	2,393	0.21%	3,129	0.30%	4,904	0.59%

Gross loans	1,140,018	100.00%	1,040,089	100.00%	845,791	100.00%
Net deferred (fees) costs	(670)		(405)		(342)
Less: allowance for loan losses	(14,518)		(11,641)		(9,638)

Loans receivable, net	$1,124,830		$1,028,043		$835,811

	2005		2004
Commercial and industrial	$69,392	9.83%	$56,512	11.53%
Real estate—commercial	275,381	39.01%	220,012	44.88%
Real estate—construction	128,009	18.13%	69,535	14.18%
Real estate—residential	152,818	21.65%	76,932	15.69%
Home equity lines	75,048	10.63%	60,408	12.32%
Consumer	5,255	0.75%	6,816	1.40%

Gross loans	705,903	100.00%	490,215	100.00%
Net deferred (fees) costs	(259)		(319)
Less: allowance for loan losses	(8,301)		(5,878)

Loans receivable, net	$697,343		$484,018

Nonperforming Loans
At December 31, 2008, 2007, 2006, 2005 and 2004
(In thousands)

	2008	2007	2006	2005	2004
Nonaccruing loans	$4,671	$—	$82	$214	$547
Loans contractually past-due 90 days or more	379	963	—	33	—

Total nonperforming loans	$5,050	$963	$82	$247	$547

        The following table presents information on loan maturities and interest rate sensitivity.

Loan Maturities and Interest Rate Sensitivity
At December 31, 2008
(Dollars in thousands)

	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and industrial	$90,620	$50,513	$19,856	$160,989
Real estate—commercial	107,270	262,597	102,264	472,131
Real estate—construction	155,638	21,526	11,320	188,484
Real estate—residential	91,348	116,283	4,020	211,651
Home equity lines	103,273	1,097	—	104,370
Consumer	1,425	406	562	2,393

Total loans receivable	$549,574	$452,422	$138,022	$1,140,018

Fixed—rate loans		$181,172	$116,672	$297,844
Floating—rate loans		271,250	21,350	292,600

Total loans receivable		$452,422	$138,022	$590,444

*
Payments due by period are based on the repricing characteristics and not contractual maturities.

Investment Securities

        Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities were $315.5 million at December 31, 2008, a decrease of $49.4 million or 13.5%, from $364.9 million in investment securities at December 31, 2007.

        Of the $315.5 million in the investment portfolio at December 31, 2008, $50.2 million were classified as held-to-maturity, and $265.4 million were classified as available-for-sale. At December 31, 2008, the yield on the available-for-sale investment portfolio was 4.97% and the yield on the held-to-maturity portfolio was 4.34%.

        We complete reviews for other-than-temporary impairment at least quarterly. As of December 31, 2008, 92% of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2008, 94% of our mortgage-backed investment securities portfolio are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA). During the third quarter of 2008, FNMA and FHLMC were placed into conservatorship by federal regulators. We expect to receive full payment of interest and principal on the securities in the investment portfolio.

        We have $12.4 million in non-government non-agency mortgage-backed securities. These securities are rated AAA. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2008 and 2007, certain of our investment grade securities were in an unrealized loss position. Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated decrease in values are not a result of permanent credit impairment. Municipal securities, which totaled $33.3 million and $33.7 million at December 31, 2008 and 2007, respectively, are the primary component of the unrealized losses in the available-for-sale investment securities portfolio at December 31, 2008. Our municipal securities are AAA rated except for approximately $19.4 million of par value which was downgraded during 2008 to AA or single A status due to the downgrades of the monoline insurance companies that insured those bonds. At December 31, 2007, $31.2 million of the $33.7 million in municipal securities were AAA rated. The downgraded bonds remain general obligations of the municipalities and while prices for these municipal securities are generally below book value, we expect to receive payment of all principal amounts due to us. There is no other-than-temporary impairment on these municipal securities or any other securities in our investment portfolio.

        In addition, our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million at December 31, 2008. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. We own the A-3 tranches in each issuance. Each of the bonds are rated by more than one rating agency. Two of the securities have composite ratings of AAA. One of the securities has a composite rating of AA, and one has a composite rating of A+. These ratings are consistent with the grades from the other rating agencies. There is minimal observable trading activity for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below our A-3 tranches and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments and concluded that these securities are not other-than-temporarily impaired.

        During the third quarter of 2008, we recorded an other-than-temporary impairment of $4.4 million related to an investment in Fannie Mae perpetual preferred stock. The impairment was due to the shares being traded well below their par value following the placement of Fannie Mae into conservatorship by federal regulators in September 2008. The market value of this investment was $166,000 as of December 31, 2008.

        We hold $15.6 million in FHLB stock at December 31, 2008. In September 2008, the FHLB announced a change in their dividend declaration and payment schedule beginning during the fourth quarter of 2008. The change was initiated so that the dividend can be declared and paid to member banks after the FHLB has calculated their net income for the preceding quarter. It was announced that the fourth quarter dividend would be declared and paid at the end of January 2009. On January 30, 2009, the FHLB announced that in light of the other-than-temporary impairment analysis it was still completing for the fourth quarter of 2008, the FHLB deferred the declaration of the fourth quarter dividend. Upon completion of their other-than-temporary analysis, the Board of Directors will make a decision regarding the fourth quarter dividend. Based on current available information, the FHLB expects to pay an annualized dividend in the range of 0.00 to 1.00 percent for the quarter ending December 31, 2008. In February 2009, the FHLB announced changes to its capital stock requirements. Specifically, the FHLB Board of Directors increased the dollar cap on its stock purchases from $25 million to $26 million and repurchases of member excess stock will be evaluated on a quarterly basis instead of a daily basis. We do not expect the above changes to materially impact our liquidity position.

        Investment securities increased to $364.9 million at December 31, 2007, from $329.3 million at December 31, 2006. At December 31, 2007, $78.9 million were classified as held-to-maturity, and $286.0 million were classified as available-for-sale. The yield on the available-for-sale investment portfolio was 5.14%, and the yield on the held-to-maturity portfolio was 4.45% at December 31, 2007.

        At December 31, 2007, investment securities with unrealized losses were investment grade securities. Mortgage-backed investment securities, which were the primary component of the unrealized losses in the investment securities portfolio at December 31, 2007, were primarily comprised of securities issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA).

        The following table reflects the composition of the investment portfolio at December 31, 2008, 2007, and 2006.

Investment Securities
At December 31, 2008, 2007 and 2006
(In thousands)

Available-for-sale at December 31, 2008	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
Five to ten years	$24,917	$24,962	5.28%
After ten years	436	166	8.25%

Total U.S. government-sponsored agencies	25,353	25,128	5.33%

Mortgage-backed securities(1)
One to five years	4,263	4,277	4.19%
Five to ten years	42,503	43,626	4.45%
After ten years	158,969	160,301	5.27%

Total mortgage-backed securities	205,735	208,204	5.08%

Municipal securities(2)
After ten years	33,265	31,424	4.09%

Total municipal securities	33,265	31,424	4.09%

U.S. treasury securities
One to five years	598	600	1.02%

Total U.S. treasury securities	598	600	1.02%

Total investment securities available-for-sale	$264,951	$265,356	4.97%

Held-to-maturity at December 31, 2008	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$2,001	$2,025	4.30%

Total U.S. government-sponsored agencies	2,001	2,025	4.30%

Mortgage-backed securities(1)
One to five years	1,836	1,867	4.26%
Five to ten years	9,267	9,463	4.45%
After ten years	29,075	29,142	4.39%

Total mortgage-backed securities	40,178	40,472	4.40%

Corporate bonds
After ten years	8,004	3,262	4.09%

Total corporate bonds	8,004	3,262	4.09%

Total investment securities held-to-maturity	50,183	45,759	4.34%

Total investment securities	$315,134	$311,115	4.87%

Available-for-sale at December 31, 2007	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$44,160	$44,161	5.59%
Five to ten years	39,116	39,850	5.99%

Total U.S. government-sponsored agencies	83,276	84,011	5.78%

Mortgage-backed securities(1)
One to five years	3,552	3,526	4.25%
Five to ten years	10,902	10,746	3.89%
After ten years	154,435	153,912	5.13%

Total mortgage-backed securities	168,889	168,184	5.03%

Municipal securities(2)
After ten years	33,671	33,219	4.09%

Total municipal securities	33,671	33,219	4.09%

U.S. treasury securities
One to five years	592	584	4.09%

Total U.S. treasury securities	592	584	4.09%

Total investment securities available-for-sale	$286,428	$285,998	5.14%

Held-to-maturity at December 31, 2007	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$6,500	$6,468	3.63%
Five to ten years	11,011	10,998	4.52%
After ten years	2,000	2,002	5.30%

Total U.S. government-sponsored agencies	19,511	19,468	4.30%

Mortgage-backed securities(1)
One to five years	379	383	4.71%
Five to ten years	7,618	7,555	4.29%
After ten years	43,436	43,133	4.52%

Total mortgage-backed securities	51,433	51,071	4.49%

Corporate bonds
After ten years	8,004	7,629	4.56%

Total corporate bonds	8,004	7,629	4.56%

Total investment securities held-to-maturity	78,948	78,168	4.45%

Total investment securities	$365,376	$364,166	4.99%

Available-for-sale at December 31, 2006	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$51,973	$51,517	4.90%
Five to ten years	15,520	15,480	5.72%

Total U.S. government-sponsored agencies	67,493	66,997	5.09%

Mortgage-backed securities(1)
One to five years	4,406	4,312	4.18%
Five to ten years	10,599	10,291	3.76%
After ten years	127,197	124,511	4.76%

Total mortgage-backed securities	142,202	139,114	4.67%

Municipal securities(2)
After ten years	25,047	25,031	4.10%

Total municipal securities	25,047	25,031	4.10%

U.S. treasury securities
One to five years	489	489	5.14%

Total U.S. treasury securities	489	489	5.14%

Total investment securities available-for-sale	$235,231	$231,631	4.73%

Held-to-maturity at December 31, 2006	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$8,967	$8,734	3.50%
Five to ten years	13,018	12,777	4.44%
After ten years	2,000	1,971	5.30%

Total U.S. government-sponsored agencies	23,985	23,482	4.16%

Mortgage-backed securities(1)
Five to ten years	6,702	6,544	4.21%
After ten years	58,974	57,560	4.35%

Total mortgage-backed securities	65,676	64,104	4.34%

Corporate bonds
After ten years	8,004	7,864	4.21%

Total corporate bonds	8,004	7,864	4.21%

Total investment securities held-to-maturity	97,665	95,450	4.28%

Total investment securities	$332,896	$327,081	4.60%

(1)
Based on contractual maturities.

(2)
Yields for our tax-exempt municipal securities are not reported on a tax-equivalent basis.

Deposits and Other Borrowed Funds

        Total deposits were $1.18 billion at December 31, 2008, an increase of $82.9 million, or 7.6%, from $1.10 billion at December 31, 2007. The increase in our total deposit balances is primarily a result of certain certificates of deposit promotions we had during 2008. In addition, during 2008, we joined the Certificates of Deposit Account Registry Service ("CDARS"). CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank. When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection. At December 31, 2008, we had brokered certificates of deposit of $89.2 million, of which $53.5 million were placed in the CDARS program. Brokered certificates of deposit at December 31, 2007 were $10.0 million.

        Other borrowed funds, which primarily include repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, were $367.2 million at December 31, 2008, a decrease of $32.9 million, from $400.1 million at December 31, 2007. The primary reason for the decrease in other borrowed funds at December 31, 2008 was a decrease in federal funds purchased funding. Advances from the Federal Home Loan Bank of Atlanta were $280.0 million at December 31, 2008, compared to $232.5 million at December 31, 2007. Advances taken during 2008 and 2007 were utilized primarily to leverage some of our larger commercial real estate fundings and to assist in financing the George Mason inventory of loans held for sale.

        Other borrowed funds at each of December 31, 2008 and 2007, included $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities. This debt had an interest rate of 4.40% and 7.39% at December 31, 2008 and 2007, respectively. In accordance with FIN No. 46, Consolidation of Variable Interest Entities, Cardinal Statutory Trust I is an unconsolidated entity as we are not the primary beneficiary of the trust.

        At December 31, 2008, other borrowed funds also included $65.9 million in customer repurchase agreements and $692,000 borrowed under the Federal Reserve Treasury, Tax & Loan note option.

        The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2008.

Short-Term Borrowings and Other Borrowed Funds
At December 31, 2008
(In thousands)

Short-term borrowed funds:		Amount
TT&L note option	1.94%	$692
Customer repurchase agreements	2.05%	65,887

Total short-term borrowed funds and weighted average rate	2.05%	$66,579

Other borrowed funds:
Trust preferred	5.80%	$20,619
FHLB advances—long term	3.98%	280,000

Other borrowed funds and weighted average rate	4.10%	$300,619

Total other borrowed funds and weighted average rate	3.73%	$367,198

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

        Other borrowed funds were $400.1 million at December 31, 2007, an increase of $205.4 million, from $194.6 million at December 31, 2006. The primary reason for the increase in other borrowed funds at December 31, 2007 was an increase in funding from advances from the Federal Home Loan Bank of Atlanta. Advances from the Federal Home Loan Bank of Atlanta were $233.5 million at December 31, 2007, compared to $122.7 million at December 31, 2006.

        At December 31, 2007, other borrowed funds also included $68.0 million in fed funds purchased, $66.8 million in customer repurchase agreements and $11.2 million borrowed under the Federal Reserve Treasury, Tax & Loan note option.

        The following table reflects the maturities of the certificates of deposit of $100,000 or more as of December 31, 2008, 2007 and 2006.

Certificates of Deposit of $100,000 or More
At December 31, 2008, 2007 and 2006
(In thousands)

	2008
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$35,561	$68,190	$103,751
Over three months through six months	19,705	12,089	31,794
Over six months through twelve months	27,095	5,614	32,709
Over twelve months	71,433	1,585	73,018

	$153,794	$87,478	$241,272

	2007
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$113,430	$11,140	$124,570
Over three months through six months	27,587	7,033	34,620
Over six months through twelve months	12,120	13,248	25,368
Over twelve months	22,314	731	23,045

	$175,451	$32,152	$207,603

	2006
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$116,204	$23,220	$139,424
Over three months through six months	24,608	10,974	35,582
Over six months through twelve months	22,601	20,869	43,470
Over twelve months	43,530	774	44,304

	$206,943	$55,837	$262,780

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

        Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at December 31, 2008, 2007 and 2006 follows.

Segment Reporting
December 31, 2008, 2007 and 2006
(In thousands)

At and for the Year Ended December 31, 2008:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$40,747	$3,418	$—	$(1,192)	$—	$42,973
Provision for loan losses	4,290	1,208	—	—	—	5,498
Non-interest income	4,806	9,494	3,477	35	—	17,812
Non-interest expense	34,152	15,824	3,402	2,535	—	55,913
Provision (benefit) for income taxes	1,785	(1,438)	28	(1,287)	—	(912)

Net income (loss)	$5,326	$(2,682)	$47	$(2,405)	$—	$286

Total Assets	$1,708,233	$165,791	$3,505	$178,625	$(312,397)	$1,743,757

At and for the Year Ended December 31, 2007:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$38,707	$3,005	$—	$(1,393)	$—	$40,319
Provision for loan losses	2,548	—	—	—	—	2,548
Non-interest income	4,032	11,112	4,287	49	—	19,480
Non-interest expense	30,316	11,587	7,096	2,885	—	51,884
Provision (benefit) for income taxes	2,470	907	(979)	(1,513)	—	885

Net income (loss)	$7,405	$1,623	$(1,830)	$(2,716)	$—	$4,482

Total Assets	$1,663,834	$184,602	$3,893	$176,366	$(338,664)	$1,690,031

At and for the Year Ended December 31, 2006:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$38,091	$4,344	$—	$(1,081)	$—	$41,354
Provision for loan losses	1,232	—	—	—	—	1,232
Non-interest income	4,415	13,892	3,330	47	—	21,684
Non-interest expense	27,127	15,241	6,591	2,286	—	51,245
Provision (benefit) for income taxes	4,571	1,060	(1,307)	(1,151)	—	3,173

Net income (loss)	$9,576	$1,935	$(1,954)	$(2,169)	$—	$7,388

Total Assets	$1,572,051	$360,470	$5,500	$163,879	$(463,471)	$1,638,429

        During the second quarter of 2008, George Mason recorded a cash settlement to one of its mortgage correspondents related to the loan purchase agreement between the two parties. This settlement totaled $1.8 million pretax ($1.2 million after tax) and was recorded in the mortgage banking segment.

        During the third quarter of 2008, we recorded a noncash impairment charge of $2.8 million pretax ($1.8 million after tax) to the goodwill associated with the mortgage banking segment.

        During the third quarter of 2008, we recognized a other-than-temporary impairment charge of $4.4 million pretax ($2.9 million after tax) on our investment in Fannie Mae perpetual preferred stock. This impairment charge was recorded in the commercial banking segment.

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

        Shareholders' equity at December 31, 2008 was $158.0 million, a decrease of $1.5 million, compared to $159.5 million at December 31, 2007. The decrease in shareholders' equity was primarily attributable to repurchases and retirement of our common stock totaling $1.4 million. In addition, dividends paid during 2008 totaled $966,000. These decreases were offset by net income of $286,000 for the year ended December 31, 2008 and increases in other comprehensive income of $314,000 for the year ended December 31, 2008. Total shareholders' equity to total assets at December 31, 2008 and 2007 was 9.1% and 9.4%, respectively. Book value per share at December 31, 2008 and 2007 was $6.58 and $6.59, respectively. Total risk-based capital to risk-weighted assets was 12.72% at December 31, 2008 compared to 12.98% at December 31, 2007. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2008.

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

        The following table shows the minimum capital requirement and our capital position at December 31, 2008, 2007, and 2006, for the Company and for the Bank.

Capital Components
At December 31, 2008, 2007 and 2006
(In thousands)

Cardinal Financial Corporation (Consolidated):

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2008
Total risk-based capital/Total capital to risk-weighted assets	$178,420	12.72%	$112,207	≥	8.00%	$140,259	≥	10.00%
Tier I capital/Tier I capital to risk-weighted assets	163,716	11.67%	56,104	≥	4.00%	84,156	≥	6.00%
Tier I capital/Total capital to average assets	163,716	9.90%	66,168	≥	4.00%	82,711	≥	5.00%

At December 31, 2007
Total risk-based capital/Total capital to risk-weighted assets	$174,523	12.98%	$107,569	≥	8.00%	$134,461	≥	10.00%
Tier I capital/Tier I capital to risk-weighted assets	162,691	12.10%	53,785	≥	4.00%	80,677	≥	6.00%
Tier I capital/Total capital to average assets	162,691	10.26%	63,456	≥	4.00%	79,320	≥	5.00%

At December 31, 2006
Total risk-based capital/Total capital to risk-weighted assets	$170,457	14.06%	$97,010	≥	8.00%	$121,263	≥	10.00%
Tier I capital/Tier I capital to risk-weighted assets	160,656	13.25%	48,505	≥	4.00%	72,758	≥	6.00%
Tier I capital/Total capital to average assets	160,656	10.68%	60,180	≥	4.00%	75,225	≥	5.00%

Cardinal Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2008
Total risk-based capital/Total capital to risk-weighted assets	$168,513	12.04%	$111,957	≥	8.00%	$139,946	≥	10.00%
Tier I capital/Tier I capital to risk-weighted assets	153,810	10.99%	55,978	≥	4.00%	83,968	≥	6.00%
Tier I capital/Total capital to average assets	153,810	9.32%	66,018	≥	4.00%	82,523	≥	5.00%

At December 31, 2007
Total risk-based capital/Total capital to risk-weighted assets	$159,745	11.91%	$107,308	≥	8.00%	$134,135	≥	10.00%
Tier I capital/Tier I capital to risk-weighted assets	147,913	11.03%	53,654	≥	4.00%	80,481	≥	6.00%
Tier I capital/Total capital to average assets	147,913	9.34%	63,331	≥	4.00%	79,163	≥	5.00%

At December 31, 2006
Total risk-based capital/Total capital to risk-weighted assets	$141,885	11.73%	$96,742	≥	8.00%	$120,927	≥	10.00%
Tier I capital/Tier I capital to risk-weighted assets	132,084	10.92%	48,371	≥	4.00%	72,556	≥	6.00%
Tier I capital/Total capital to average assets	132,084	8.80%	60,038	≥	4.00%	75,048	≥	5.00%

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

        In addition to deposits, we have access to the different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. During 2008, we joined the Certificates of Deposit Account Registry Services ("CDARS"). CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank. When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection. We also maintain secured lines of credit with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. Having diverse funding alternatives reduces our reliance on any one source for funding.

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

        Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $311.3 million at December 31, 2008, or 17.9% of total assets. We held investments that are classified as held-to-maturity in the amount of $50.2 million at December 31, 2008. To maintain ready access to the Bank's secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its residential real estate loan portfolio to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial real estate and commercial & industrial loan portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at December 31, 2008 was approximately $51 million. Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $389 million at December 31, 2008. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

        We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us. The required payments under such obligations excluding interest were as follows:

Contractual Obligations
At December 31, 2008
(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$517,378	$343,799	$113,740	$59,686	$153
Brokered certificates of deposit	89,177	84,494	4,683	—	—
Advances from the Federal Home Loan Bank of Atlanta	280,000	—	10,000	115,000	155,000
Trust preferred securities	20,619	—	—	—	20,619
Operating lease obligations	16,981	4,954	3,000	5,382	3,645

Total	$924,155	$433,247	$131,423	$180,068	$179,417

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

        The Bank's maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

        We have counter-party risk which may arise from the possible inability of George Mason's third-party investors to meet the terms of their forward sales contracts. George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. We do not expect any third-party investor to fail to meet its obligation. In addition, we have derivative counterparty risk relating to certain interest rate swaps we have with third parties. This risk may arise from the inability of the third party to meet the terms of the contract. We continuously monitor the financial condition of these third parties. We do not expect these third parties to fail to meet their obligations.

        George Mason estimates a reserve (early pay-off reserve) for mortgage loans sold that are repaid by the borrower within a certain number of days following the loan sale, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor pursuant to the loan sale agreement. The reserve as of December 31, 2008 and 2007 was $9,000 and $23,000, respectively.

        George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. During 2008 and 2007, George Mason either repurchased from or settled with investors, excluding the mortgage correspondent settlement discussed below, on such loans for a total of $523,000 and $347,000, respectively. At December 31, 2008 and 2007, this reserve had a balance of $1.6 million and $100,000, respectively. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.

        In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans originated by managed companies at the time of origination. These loans are then sold by George Mason to investors. George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, the managed company be responsible for buying back the loan. In the event that the managed company's financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors. In this instance, George Mason would establish an allowance on the receivable from the managed company. There is no such allowance recorded at December 31, 2008 or 2007 as management expects to fully recover amounts owed by managed companies as of these same period end dates.

        During the second quarter of 2008, George Mason entered into an agreement with a mortgage correspondent related to the loan purchase agreement between the two parties. The agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $2.8 million payment to the correspondent. The terms of this agreement require that we may be obligated to make additional payments to the correspondent in future periods based on certain conditions. We believe the additional exposure under this agreement is not material over the course of the next two years. The amount of the exposure declines with the passage of time. In conjunction with this agreement, George Mason also entered into similar agreements with certain managed companies, from which George Mason purchased mortgage loans and subsequently sold to this mortgage correspondent. These settlement agreements provided for a total payment of $1.0 million to George Mason by those managed companies The net amount of this settlement is reported as "Settlement with mortgage correspondent" in the non-interest expense section of the statement of operations.

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2008 and 2007, is as follows:

	2008	2007
	(In thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$413,457	$424,996
Standby letters of credit	10,811	10,166

        Commitments to extend credit of $81.6 million as of December 31, 2008 were related to George Mason's pipeline and were of a short-term nature.

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

Quarterly Data

        The following table provides quarterly data for the years ended December 31, 2008 and 2007. Quarterly per share results may not calculate to the year-end per share results due to rounding.

        During the second quarter of 2008, George Mason recorded a cash settlement to one of its mortgage correspondents related to the loan purchase agreement between the two parties. This settlement totaled $1.8 million pretax (1.2 million after tax) and was recorded in the mortgage banking segment.

        During the third quarter of 2008, we recorded a noncash impairment charge of $2.8 million pretax ($1.8 million after tax) to the goodwill associated with the mortgage banking segment.

        During the third quarter of 2008, we recognized a other-than-temporary impairment charge of $4.4 million pretax ($2.9 million after tax) on our investment in Fannie Mae perpetual preferred stock. This impairment charge was recorded in the commercial banking segment.

        During the third quarter of 2007, we recorded a loss of $3.5 million pretax ($2.3 million after tax) from our escrow arrangement with Liberty Growth Fund, LP. This loss was recorded in our wealth management and trust services segment.

Quarterly Data
Years ended December 31, 2008 and 2007
(In thousands, except per share data)

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$21,328	$21,951	$22,177	$23,155
Interest expense	11,015	10,671	11,132	12,820

Net interest income	10,313	11,280	11,045	10,335
Provision for loan losses	(2,764)	(1,645)	(769)	(320)

Net interest income after provision for loan losses	7,549	9,635	10,276	10,015
Non-interest income	4,431	4,395	4,375	4,611
Non-interest expense	11,195	19,256	13,639	11,823

Net income before income taxes	785	(5,226)	1,012	2,803
Provision for income taxes	(995)	(816)	138	761

Net income	$1,780	$(4,410)	$874	$2,042

Earnings per share—basic	$0.07	$(0.18)	$0.04	$0.08

Earnings per share—diluted	$0.07	$(0.18)	$0.04	$0.08

	2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$24,105	$25,545	$25,048	$23,945
Interest expense	14,187	15,212	14,816	14,109

Net interest income	9,918	10,333	10,232	9,836
Provision for loan losses	(878)	(915)	(475)	(280)

Net interest income after provision for loan losses	9,040	9,418	9,757	9,556
Non-interest income	4,119	4,743	5,309	5,309
Non-interest expense	11,743	15,469	12,308	12,364

Net income before income taxes	1,416	(1,308)	2,758	2,501
Provision for income taxes	34	(702)	816	737

Net income	$1,382	$(606)	$1,942	$1,764

Earnings per share—basic	$0.06	$(0.02)	$0.08	$0.07

Earnings per share—diluted	$0.06	$(0.02)	$0.08	$0.07

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

        At December 31, 2008, we were asset sensitive for the entire two year simulation period. Asset sensitive means that yields on the Bank's interest-earnings assets will rise faster than interest-bearing liability costs in a rising rate environment. For a declining rate environment, asset yields will fall faster than interest-bearing liability costs. Being asset sensitive out net interest income should increase in a rising rate scenario. In the up 200 basis point scenario, our net interest income would improve by not more than 3.2% for the one year period and by not more than 5.5% over the two year time horizon. In the down 100 basis point scenario the interest rate risk model indicates that our net interest income will be nearly unchanged from the base case over the one year period and the two year time horizon.

        See also "Interest Rate Sensitivity" in Item 2 above for a discussion of our interest rate risk.

        We have counter-party risk which may arise from the possible inability of George Mason's third-party investors to meet the terms of their forward sales contracts. George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. We do not expect any third-party investor to fail to meet its obligation. In addition, we have derivative counterparty risk relating to certain interest rate swaps we have with third parties. This risk may arise from the inability of the third party to meet the terms of the contract. We monitor the financial condition of these third parties on a continuous basis. We do not expect these third parties to fail to meet their obligations.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cardinal Financial Corporation:

        We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                              (signed) KPMG LLP

McLean, Virginia
March 13, 2009

PART II

Item 8.    Financial Statements and Supplementary Data.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2008 and 2007

(In thousands, except share data)

2008	2007
Assets
Cash and due from banks	$14,919	$20,622
Federal funds sold	31,009	1,799

Total cash and cash equivalents	45,928	22,421
Investment securities available-for-sale	265,356	285,998
Investment securities held-to-maturity (market value of $45,759 and $78,168 at December 31, 2008 and December 31, 2007, respectively)	50,183	78,948

Total investment securities	315,539	364,946
Other investments	16,370	14,188
Loans held for sale	157,009	170,487
Loans receivable, net of deferred fees and costs	1,139,348	1,039,684
Allowance for loan losses	(14,518)	(11,641)

Loans receivable, net	1,124,830	1,028,043
Premises and equipment, net	16,463	18,463
Deferred tax asset, net	8,799	6,638
Goodwill and intangibles, net	14,173	17,239
Bank-owned life insurance	33,176	32,316
Accrued interest receivable and other assets	11,470	15,290

Total assets	$1,743,757	$1,690,031

Liabilities and Shareholders' Equity
Non-interest bearing deposits	$147,529	$123,994
Interest bearing deposits	1,032,315	972,931

Total deposits	1,179,844	1,096,925
Other borrowed funds	367,198	400,060
Mortgage funding checks	19,178	9,403
Escrow liabilities	1,832	1,016
Accrued interest payable and other liabilities	17,699	23,164

Total liabilities	1,585,751	1,530,568
Common stock, $1 par value	2008	2007
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	24,013,663	24,201,561	24,014	24,202
Additional paid-in capital	130,709	131,516
Retained earnings	3,437	4,213
Accumulated other comprehensive loss, net	(154)	(468)

Total shareholders' equity	158,006	159,463

Total liabilities and shareholders' equity	$1,743,757	$1,690,031

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008, 2007, and 2006

(In thousands, except per share data)

	2008	2007	2006
Interest income:
Loans receivable	$64,619	$63,392	$51,872
Loans held for sale	7,140	16,686	19,288
Federal funds sold	569	1,303	1,206
Investment securities available-for-sale	13,195	12,905	10,306
Investment securities held-to-maturity	2,521	3,722	4,351
Other investments	567	635	378

Total interest income	88,611	98,643	87,401
Interest expense:
Deposits	32,091	45,697	39,091
Other borrowed funds	13,547	12,627	6,956

Total interest expense	45,638	58,324	46,047

Net interest income	42,973	40,319	41,354
Provision for loan losses	5,498	2,548	1,232

Net interest income after provision for loan losses	37,475	37,771	40,122
Non-interest income:
Service charges on deposit accounts	2,132	1,988	1,593
Loan service charges	1,643	1,502	2,177
Investment fee income	3,477	4,287	3,330
Realized and unrealized gains on mortgage banking activities	7,752	8,779	10,059
Net realized gains on investment securities available-for-sale	913	—	61
Net realized loss on investment securities-trading	(9)	—	—
Management fee income	765	1,072	2,221
Increase in cash surrender value of bank-owned life insurance	860	1,670	646
Litigation recovery on previously impaired investment	190	83	855
Other income	89	99	742

Total non-interest income	17,812	19,480	21,684
Non-interest expense:
Salary and benefits	21,939	23,815	24,616
Occupancy	5,547	5,348	5,242
Professional fees	2,225	2,095	2,149
Depreciation	2,390	3,035	3,172
Data processing	1,683	1,450	1,358
Telecommunications	1,002	1,182	1,247
Amortization of intangibles	245	254	420
Impairment of Fannie Mae perpetual preferred stock	4,408	—	—
Impairment of goodwill and intangible assets	2,821	—	2,927
Loss related to escrow arrangement	—	3,500	—
Settlement with mortgage correspondent	1,800	—	—
Other operating expenses	11,853	11,205	10,114

Total non-interest expense	55,913	51,884	51,245

Net income (loss) before income taxes	(626)	5,367	10,561
Provision (benefit) for income taxes	(912)	885	3,173

Net income	$286	$4,482	$7,388

Earnings per common share—basic	$0.01	$0.18	$0.30

Earnings per common share—diluted	$0.01	$0.18	$0.30

Weighted-average common shares outstanding—basic	24,370	24,606	24,424

Weighted-average common shares outstanding—diluted	24,837	25,012	24,987

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Net income	$286	$4,482	$7,388
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the year, net of tax expense of $289 in 2008, $1,107 in 2007 and $390 in 2006	1,180	2,084	741
Less: reclassification adjustment for gains included in net income net of tax expense of $310 in 2008 and $21 in 2006	(602)	—	(40)

	578	2,084	701

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $43 in 2008, net of tax benefit of $123 in 2007, net of tax expense of $105 in 2006	(264)	(276)	348

Comprehensive income	$600	$6,290	$8,437

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005	24,363	$24,363	$132,150	$(5,269)	$(3,365)	$147,879
Cumulative effect at January 1, 2006, of change in method of quantifying errors	—	—	25	(438)	—	(413)
Stock options exercised	96	96	813	—	—	909
Payment of deferred compensation shares	—	—	(3)	—	—	(3)
Dividends on common stock of $0.04 per share	—	—	—	(976)	—	(976)
Change in accumulated other comprehensive loss	—	—	—	—	1,089	1,089
Net income	—	—	—	7,388	—	7,388

Balance, December 31, 2006	24,459	24,459	132,985	705	(2,276)	155,873
Stock options exercised	21	21	91	—	—	112
Stock compensation expense, net of tax benefits	—	—	882	—	—	882
Payment of deferred compensation shares	—	—	4	—	—	4
Purchase and retirement of common stock	(278)	(278)	(2,446)	—	—	(2,724)
Dividends on common stock of $0.04 per share	—	—	—	(974)	—	(974)
Change in accumulated other comprehensive loss	—	—	—	—	1,808	1,808
Net income	—	—	—	4,482	—	4,482

Balance, December 31, 2007	24,202	24,202	131,516	4,213	(468)	159,463
Cumulative effect adjustment at January 1, 2008 for the adoption of SFAS No. 157	—	—	—	(96)	—	(96)
Stock options exercised	11	11	47	—	—	58
Stock compensation expense, net of tax benefits	—	—	343	—	—	343
Purchase and retirement of common stock	(199)	(199)	(1,197)	—	—	(1,396)
Dividends on common stock of $0.04 per share	—	—	—	(966)	—	(966)
Change in accumulated other comprehensive loss	—	—	—	—	314	314
Net income	—	—	—	286	—	286

Balance, December 31, 2008	24,014	$24,014	$130,709	$3,437	$(154)	$158,006

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007, and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$286	$4,482	$7,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,390	3,035	3,172
Amortization of premiums, discounts and intangibles	330	533	1,073
Impairment of goodwill and intangible assets	2,821	—	2,927
Provision for loan losses	5,498	2,548	1,232
Loans held for sale originated	(1,354,047)	(2,180,476)	(2,982,830)
Proceeds from the sale of loans held for sale	1,375,277	2,357,499	3,015,826
Realized and unrealized gains on mortgage banking activities	(7,752)	(8,779)	(10,059)
Proceeds from sale, maturity and call of investment securities trading	7,847	10,099	—
Purchase of investment securities trading	(7,856)	(10,109)	—
Loss on sale of investments securities trading	9	10	—
Gain on sale of investment securities available-for-sale	(913)	—	(61)
(Gain) loss on sale of other assets	10	2	(15)
Gain from early extinguishment of long term FHLB advance	(275)	—	(769)
Stock compensation expense, net of tax benefits	343	338	394
Provision for deferred income taxes	(2,493)	223	2,016
Impairment of Fannie Mae perpetual preferred stock	4,408	—	—
Increase in cash surrender value of bank-owned life insurance	(860)	(1,670)	(646)
(Increase) decrease in accrued interest receivable, other assets and deferred tax asset	3,535	(2,286)	(6,490)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	1,534	(3,903)	(6,991)

Net cash provided by operating activities	30,092	171,546	26,167

Cash flows from investing activities:
Net purchases of premises and equipment	(400)	(1,461)	(4,957)
Proceeds from sale, maturity and call of investment securities available-for-sale	165,165	146,147	12,000
Proceeds from sale, maturity and call of mortgage-backed securities available-for-sale	22,610	—	9,701
Proceeds from maturity and call of investment securities held-to-maturity	17,492	4,467	1,533
Proceeds from sale of other investments	1,365	3,666	4,005
Purchase of investment securities available-for-sale	(110,813)	(164,880)	(51,772)
Purchase of mortgage-backed securities available-for-sale	(92,969)	(50,286)	(54,250)
Purchase of other investments	(3,547)	(8,696)	(6,071)
Purchase of bank-owned life insurance	—	—	(30,000)
Redemptions of investment securities available-for-sale	27,867	23,450	24,787
Redemptions of investment securities held-to-maturity	11,127	14,018	15,709
Net cash paid in acquisition	—	—	(339)
Net increase in loans receivable, net of deferred fees and costs	(102,285)	(194,780)	(139,700)

Net cash used in investing activities	(64,388)	(228,355)	(219,354)

Cash flows from financing activities:
Net increase (decrease) in deposits	82,919	(121,957)	149,010
Net increase (decrease) in other borrowed funds—short term	(81,129)	85,679	15,960
Net increase (decrease) in mortgage funding checks	9,775	(36,756)	4,524
Proceeds from FHLB advances—long term	90,000	155,000	65,000
Repayments of FHLB advances—long term	(41,458)	(35,250)	(41,750)
Stock options exercised	58	112	819
Purchase and retirement of common stock	(1,396)	(2,724)	—
Deferred compensation payments	—	4	(3)
Excess tax benefit from stock option exercises	—	20	90
Dividends on common stock	(966)	(974)	(976)

Net cash provided by financing activities	57,803	43,154	192,674

Net (decrease) increase in cash and cash equivalents	23,507	(13,655)	(513)
Cash and cash equivalents at beginning of year	22,421	36,076	36,589

Cash and cash equivalents at end of year	$45,928	$22,421	$36,076

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$45,437	$57,743	$45,973
Cash paid for income taxes	3,039	3,925	4,976
Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale		$6,183	$460

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

(2) Summary of Significant Accounting Policies

  (a)   Use of Estimates

        U.S. generally accepted accounting principles are complex and require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the Company's financial statements relate to accounting for business combinations and impairment testing of goodwill, the allowance for loan losses, derivative instruments and hedging activities, accounting for impairment of intangible assets, the valuation of the deferred tax assets, fair value measurements of certain assets and liabilities, fair values of certain investment securities and reserves for repurchase of mortgage loans previously sold to investors. Actual results could differ from these estimates.

  (b)   Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  (c)   Accounting for Business Combinations

        Business combinations are accounted for pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The purchase method requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recorded as goodwill.

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

        Held-to-maturity securities are carried at amortized cost. Available-for-sale and held for trading securities are carried at estimated fair value. Unrealized gains and losses, net of applicable tax, on available-for-sale securities are reported in other comprehensive income (loss). Unrealized market value adjustments, fees and realized gains and losses, on held for trading securities are reported in non-interest income. At December 31, 2008 and 2007, the Company did not have any investment securities as held for trading.

        Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of individual securities below their cost that are deemed other than temporary are treated as realized losses, resulting in the establishment of a new cost basis for the security. The Company considers various factors in determining whether a decline in fair value is other than temporary including the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads, the expected recovery period and other quantitative and qualitative information. The valuation of securities for impairments process is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions and future changes in the assessments of the aforementioned factors. It is at least reasonably probable that such factors could change in the future, which may result in other-than-temporary impairments.

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

  (f)    Loans Held for Sale

        Loans originated and intended for sale into the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate loan basis. The Company sells its mortgage loans forward to investors and the estimated fair value is largely dependent upon the terms of these outstanding loan purchase commitments as well as movement in market interest rates. Net unrealized losses, if any, are recognized through a valuation allowance by charges to operations. The carrying amount of loans held for sale includes principal balances, valuation allowances, origination premiums or discounts and fees and direct costs that are deferred at the time of origination.

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

        Loans are generally placed into non-accrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in non-accrual status until the loan is current as to payment of both principal and interest or past-due less than 90 days and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company's policy not to record interest income on non-accrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on non-accrual status if the Chief Credit Officer determines that the loans are well secured and are in the process of collection.

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

        The Company maintains the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters, may impact the assessment of possible credit losses. As a part of its analysis, the Company uses comparative peer group data and qualitative factors, such as levels of and trends in delinquencies and non-accrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support estimates.

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

        In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2008 and 2007 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

  (h)   Premises and Equipment

        Land is carried at cost. Premises, furniture, equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation of premises, furniture and equipment is computed using the straight-line method over estimated useful lives from three to 25 years. Amortization of leasehold improvements is computed using the straight-line method over the useful lives of the improvements or the lease term, whichever is shorter. Purchased computer software which is capitalized is amortized over estimated useful lives of one to three years. Internally developed software is expensed as incurred.

  (i)    Goodwill and Other Intangibles

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is not amortized but is evaluated at least annually for impairment by comparing its fair value with its carrying amount. An impairment loss is recognized to the extent that the carrying amount exceeds fair value.

        The Company performs annual impairment evaluations for its reporting units in the calendar quarter as follows: George Mason (3rd quarter), Wilson/Bennett (2nd quarter), and Trust Services (1st quarter) or more frequently as circumstances warrant. Note 22 discusses the impairment charges recorded during the years ended December 31, 2008 and 2006. No impairment was indicated in 2007. The Company also has amortizable intangible assets. These intangible assets are being amortized on a straight-line basis over their estimated useful lives from nine to ten years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

  (j)    Bank-Owned Life Insurance

        Under the Company's bank-owned life insurance policy, executives or other key individuals are the insureds and the Company is the owner and beneficiary of the policy. As such, the insured has no claim to the insurance policy, the policy's cash value, or a portion of the policy's death proceeds. The Company accounts for its bank-owned life insurance under Financial Accounting Standards Board

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

("FASB") Technical Bulletin 85-4, Accounting for Financial Purchases of Life Insurance. The increase in the cash surrender value over time is recorded as other non-interest income.

  (k)   Realized and Unrealized Gains on Sale of Loans

        Realized and unrealized gains on the sales of loans include income earned by George Mason for originating loans, the sale of these loans, and other activities incidental to mortgage banking activities.

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

        The Company adopted the provisions of FASB Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes, on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2008 and 2007, the

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Company had no unrecognized tax benefits. The Company also had no interest expense and/or tax penalties during the year ended December 31, 2008. If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

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

  (p)   Derivative Instruments and Hedging Activities

        The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the statement of condition at their fair values. The Company does not enter into derivative transactions for speculative purposes. For derivatives designated as hedges, the Company contemporaneously documents the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness. The Company evaluates the effectiveness of these transactions at inception and on an ongoing basis. Ineffectiveness is recorded through earnings. For derivatives designated as cash flow hedges, the fair value adjustment is recorded as a component of other comprehensive income, except for the ineffective portion. For derivatives designated as fair value hedges, the fair value adjustments for both the hedged item and the hedging instrument are recorded through the income statement with any difference considered the ineffective portion of the hedge. The Company discontinues hedge accounting when i) the hedge is no longer considered highly effective or ii) the derivative matures or is sold or terminates.

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

        To mitigate the effect of interest rate risk inherent in providing rate lock commitments, the Company economically hedges its commitments by entering into best efforts forward delivery loan sales contracts. During the rate lock commitment period, these forward loan sales contracts are marked to

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

market through earnings and are not designated as accounting hedges under SFAS No. 133, as amended. The fair values of loan commitments and the fair values of forward sales contracts generally move in opposite directions, and the net impact of the changes in these valuations on net income during the loan commitment period is generally inconsequential. See Note 20 for a description of the fair value calculation for these instruments under SFAS No. 133, SFAS No. 157, Fair Value Measurements and Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. At the closing of the loan, the loan commitment derivative expires and the Company records a loan held for sale and continues to be obligated under the same forward loan sales contract. Loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities.

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

        The Company has adopted SFAS No. 123R using the modified prospective application method, which requires, among other things, recognition of compensation costs for all awards outstanding since January 1, 2006 for which the requisite service had not been rendered. The Company awards stock options with a graded-vesting period and as such has elected to recognize compensation costs over the requisite service period for the entire award. Total compensation cost charged against income as a result of the adoption of SFAS No. 123R for the years ended December 31, 2008, 2007, and 2006 was $343,000, $338,000, and $395,000, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $117,000, $118,000 and $138,000 for the years ended December 31, 2008, 2007 and 2006.

        At December 31, 2008, the Company had two stock-based employee compensation plans, which are described more fully in Note 16.

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

        The weighted average per share fair values of stock option grants made in 2008, 2007, and 2006 were $3.10, $4.68, and $5.76, respectively. The fair values of the options granted were estimated on the

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2008	2007	2006
Estimated option life	6.5 years	6.5 years	6.5 years
Risk free interest rate	3.77 – 3.44%	4.81 – 4.14%	5.03 – 4.44%
Expected volatility	40.50%	42.10%	43.2%
Expected dividend yield	0.56%	0.40%	0.40%

        Expected volatility is based upon the average annual historical volatility of the Company's common stock. The estimated option life is derived from the "simplified method" formula as described in Staff Accounting Bulletin No. 110. The risk free interest rate is based upon the seven-year U.S. Treasury note rate in effect at the time of grant. The expected dividend yield is based upon implied and historical dividend declarations.

  (r)    Reclassifications

        Certain amounts for 2006 were reclassified to conform to the presentation for 2007. At December 31, 2006, the Company had a liability of $524,000 related to stock-based compensation. This liability was reclassified to additional paid-in-capital during 2007.

(3) Investment Securities and Other Investments

        The fair value and amortized cost of investment securities at December 31, 2008 and 2007 are shown below.

	2008
(In thousands)	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$25,353	$45	$(270)	$25,128
Mortgage-backed securities	205,735	4,464	(1,995)	208,204
Municipal securities	33,265	—	(1,841)	31,424
U.S. treasury securities	598	2	—	600

Total	$264,951	$4,511	$(4,106)	$265,356

Investment Securities Held-to-Maturity
U.S. government-sponsored agencies	$2,001	$24	$—	$2,025
Mortgage-backed securities	40,178	475	(181)	40,472
Corporate bonds	8,004	—	(4,742)	3,262

Total	$50,183	$499	$(4,923)	$45,759

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

	2007
(In thousands)	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$83,276	$753	$(18)	$84,011
Mortgage-backed securities	168,889	891	(1,596)	168,184
Municipal securities	33,671	67	(519)	33,219
U.S. treasury securities	592	—	(8)	584

Total	$286,428	$1,711	$(2,141)	$285,998

Investment Securities Held-to-Maturity
U.S. government-sponsored agencies	$19,511	$14	$(57)	$19,468
Mortgage-backed securities	51,433	93	(455)	51,071
Corporate bonds	8,004	—	(375)	7,629

Total	$78,948	$107	$(887)	$78,168

        The fair value and amortized cost of investment securities by contractual maturity at December 31, 2008 are shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized cost	Fair Value	Amortized cost	Fair Value
After 1 year but within 5 years	$598	$600	$2,001	$2,025
After 5 years but within 10 years	24,917	24,962	—	—
After 10 years	33,701	31,590	8,004	3,262
Mortgage-backed securities	205,735	208,204	40,178	40,472

Total	$264,951	$265,356	$50,183	$45,759

        For the years ended December 31, 2008, 2007, and 2006, proceeds from sales of investment securities available-for-sale amounted to $37.5 million, $0, and $9.8 million, respectively. Gross realized gains in 2008, 2007, and 2006, amounted to $913,000, $0, and $61,000, respectively. There were no realized losses in 2008, 2007, and 2006.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

        The table below shows the Company's investment securities' gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008.

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government—sponsored agencies	$166	$(270)	$—	$—	$166	$(270)
Mortgage-backed securities	24,107	(1,416)	4,399	(579)	28,506	(1,995)
Municipal securities	26,357	(1,362)	5,067	(479)	31,424	(1,841)

Total temporarily impaired securities	$50,630	$(3,048)	$9,466	$(1,058)	$60,096	$(4,106)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$10,036	$(166)	$910	$(15)	$10,946	$(181)
Corporate bonds	—	—	3,262	(4,742)	3,262	(4,742)

Total temporarily impaired securities	$10,036	$(166)	$4,172	$(4,757)	$14,208	$(4,923)

        The Company completes reviews for other than temporary impairment at least quarterly. As of December 31, 2008, 92% of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2008, 94% of the Company's mortgage-backed securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA). During the third quarter of 2008, FNMA and FHLMC were placed into conservatorship by federal regulators.

        The Company has $12.4 million in non-government non-agency mortgage-backed securities. These securities are rated AAA. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2008, certain of the Company's mortgage-backed and municipal investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. The Company has the intent and ability to hold these investments for a period of time sufficient to allow for an anticipated recovery in value.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

        The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million at December 31, 2008. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. The Company owns the A-3 tranches in each issuance. Each of the bonds are rated by more than one rating agency. Two of the securities have composite ratings of AAA. One of the securities has a composite rating of AA, and one has a composite rating of A+. These ratings are consistent with the grades from the other rating agencies. There is minimal observable trading activity for these types of securities. The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below our A-3 tranches and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments and concluded that these securities are not other-than-temporarily impaired.

        During the third quarter of 2008, the Company recorded other-than-temporary impairment of $4.4 million related to an investment in Fannie Mae perpetual preferred stock. The impairment was due to the shares being traded well below their par value following the placement of Fannie Mae into conservatorship by federal regulators in September 2008. The market value of this investment was $166,000 as of December 31, 2008.

        Investment securities that were pledged to secure borrowed funds and other balances as required at December 31, 2008 and 2007 had carrying values of $222.9 million and $225.4 million, respectively.

(In thousands)	2008	2007
FHLB advances	$143,803	$80,596
Repurchase agreements	67,512	85,242
Debtor in possession, public deposits, trust services division deposits and interest rate swap	7,196	7,143
FRB discount window and TT&L note option	4,342	52,468

	$222,853	$225,449

        Other investments at December 31, 2008 include $15.6 million of Federal Home Loan Bank stock and $63,000 of Community Bankers' Bank stock. At December 31, 2007, other investments included $13.4 million of Federal Home Loan Bank stock, and $63,000 of Community Bankers' Bank stock. As a member of the Federal Home Loan Bank of Atlanta ("FHLB"), the Company's banking subsidiary is required to hold stock in this entity. Stock membership in Community Bankers' Bank allows the Company to participate in loan purchases and sales. In addition, included in other investments at December 31, 2008 and 2007 is the Company's $619,000 investment in Cardinal Statutory Trust I. At December 31, 2008 the Company had an equity investment in a local bank holding company of $50,000. These investments are carried at cost since no active trading markets exist.

        In September 2008, the FHLB announced a change in their dividend declaration and payment schedule beginning during the fourth quarter of 2008. The change was initiated so that the dividend can be declared and paid to member banks after the FHLB has calculated their net income for the preceding quarter. It was announced that the fourth quarter dividend would be declared and paid at the end of January 2009. On January 30, 2009, the FHLB announced that in light of the other-than-temporary impairment analysis it was still completing for the fourth quarter of 2008, the

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

FHLB deferred the declaration of the fourth quarter dividend. Upon completion of their other-than-temporary analysis, the Board of Directors will make a decision regarding the fourth quarter dividend. Based on current available information, the FHLB expects to pay an annualized dividend in the range of 0.00 to 1.00 percent for the quarter ending December 31, 2008. In February 2009, the FHLB announced changes to its capital stock requirements. Specifically, the FHLB Board of Directors increased the dollar cap on its stock purchases from $25 million to $26 million and repurchases of member excess stock will be evaluated on a quarterly basis instead of a daily basis. The Company does not expect these changes to materially impact its liquidity position.

        There were no held for trading securities for each of December 31, 2008 and 2007. The net loss on the sales of held for trading securities for the years ended December 31, 2008 and 2007 was $9,000 and $10,000, respectively. There were no such net gains or losses for the year ended December 31, 2006.

(4) Loans Receivable

        The loan portfolio at December 31, 2008 and 2007 consists of the following:

(In thousands)	2008	2007
Commercial and industrial	$160,989	$140,531
Real estate—commercial	472,131	415,471
Real estate—construction	188,484	186,514
Real estate—residential	211,651	213,197
Home equity lines	104,370	81,247
Consumer	2,393	3,129

	1,140,018	1,040,089
Net deferred fees	(670)	(405)

Loans receivable, net of fees	1,139,348	1,039,684
Allowance for loan losses	(14,518)	(11,641)

Loans receivable, net	$1,124,830	$1,028,043

        Substantially all of the Company's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. As a matter of regulatory restriction, the Company's banking subsidiary limits the amount of credit extended to any single borrower or group of related borrowers. At December 31, 2008, the amount of credit extended to any single borrower or group of related borrowers was limited to $25.3 million. Loans in process at December 31, 2008 and 2007 were $1,000 and $354,000, respectively.

        An analysis of the change in the allowance for loan losses follows:

(In thousands)	2008	2007	2006
Balance, beginning of year	$11,641	$9,638	$8,301
Provision for loan losses	5,498	2,548	1,232
Loans charged-off	(2,656)	(552)	(43)
Recoveries	35	7	148

Balance, end of year	$14,518	$11,641	$9,638

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Loans Receivable (Continued)

        At December 31, 2008, 2007, and 2006, the Company had impaired loans on non-accrual status of $4.7 million, $0, and $82,000, respectively. At December 31, 2008, the Company had one impaired loan which did not have a valuation allowance as the Company charged-off $1.1 million, a portion of the outstanding principal balance which was unsecured based on the estimated values of the underlying collateral. At December 31, 2006, the impaired loan had a valuation allowance of $11,000. The average balance of impaired loans was $13,000, $132,000, and $293,000 for 2008, 2007 and 2006, respectively. Interest income that would have been recorded had these loans been performing for the years ended December 31, 2008, 2007 and 2006 would have been $348,000, $5,000, and $15,000, respectively. The interest income realized prior to these loans being placed on non-accrual status for December 31, 2008, 2007 and 2006 was $348,000, $38,000 and $9,000, respectively. At December 31, 2008 and 2007, the Company had accruing loans past due 90 days or more as to principal or interest payments of $379,000 and $963,000, respectively, all of which were determined to be well-secured and in the process of collection.

        Loans totaling $310.4 million serve as collateral for Federal Home Loan Bank advances at December 31, 2008.

(5) Loans Held for Sale

        The loans held for sale portfolio at December 31, 2008 and 2007, consisted of the following:

(In thousands)	2008	2007
Residential	$114,095	$119,708
Construction-to-permanent	42,162	50,321

	156,257	170,029
Net deferred costs	752	458

Loans held for sale, net	$157,009	$170,487

        Loans that are classified as construction-to-permanent are those loans that provide variable rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market.

(6) Premises and Equipment

        Components of premises and equipment at December 31, 2008 and 2007 were as follows:

(In thousands)	2008	2007
Land	$4,350	$4,350
Buildings	6,667	6,667
Furniture and equipment	15,109	14,823
Leasehold improvements	6,556	6,531

Total cost	32,682	32,371
Less accumulated depreciation and amortization	16,219	13,908

Premises and equipment, net	$16,463	$18,463

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Premises and Equipment (Continued)

        Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $2.4 million, $3.0 million, and $3.2 million, respectively.

        The Company has entered into operating leases for office space over various terms. The leases generally have options to renew and are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

        Minimum future rental payments under the noncancelable operating leases, as of December 31, 2008 were as follows:

Year ending December 31,	Amount
(In thousands)
2009	4,954
2010	3,000
2011	2,026
2012	1,768
2013	1,588
Thereafter	3,645

$16,981

        The total rent expense was $5.6 million, $5.3 million, and $5.2 million in 2008, 2007, and 2006, respectively and is recorded in occupancy expense in the consolidated statements of income.

        The Company subleased excess office space to third parties. Future minimum lease payments under noncancellable subleasing arrangements as of December 31, 2008 were as follows:

Year ending December 31,	Amount
(In thousands)
2009	$414
2010	343
2011	187
2012	110
2013	105
Thereafter	63

$1,222

        The total rent income was $434,000, $409,000, and $412,000 in 2008, 2007, and 2006, respectively, and is recorded as a reduction of occupancy expense in the consolidated statements of income.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Deposits

        Deposits consist of the following at December 31, 2008 and 2007:

(In thousands)	2008	2007
Non-interest-bearing demand deposits	$147,529	$123,994
Interest-bearing deposits:
Interest checking	118,868	124,405
Money market and statement savings	306,892	395,356
Certificates of deposit	606,555	453,170

Total interest-bearing deposits	1,032,315	972,931

Total deposits	$1,179,844	$1,096,925

        Interest expense by deposit categories is as follows:

(In thousands)	2008	2007	2006
Interest checking	$2,732	$3,691	$3,796
Money market and statement savings	10,969	17,791	10,153

Certificates of deposit	18,390	24,215	25,142

Total interest expense	$32,091	$45,697	$39,091

        The aggregate amount of time deposits, each with a minimum denomination of $100,000 was $241.3 million and $207.6 million at December 31, 2008 and 2007, respectively. At December 31, 2008, the scheduled maturities of time deposits with a minimum denomination of $100,000 were as follows:

Maturities:	Fixed Term	2008 No-Penalty*	Total
Three months or less	$35,561	$68,190	$103,751
Over three months through six months	19,705	12,089	31,794
Over six months through twelve months	27,095	5,614	32,709
Over twelve months	71,433	1,585	73,018

	$153,794	$87,478	$241,272

*
No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

        Brokered certificates of deposits at December 31, 2008 and 2007 were $89.2 million and $10.0 million, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Deposits (Continued)

        At December 31, 2008, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
2009	428,293
2010	118,423
2011	46,003
2012	9,737
2013	3,946
2014	153

$606,555

(8) Other Borrowed Funds

        At December 31, 2008 and 2007, other borrowed funds consisted of the following:

(In thousands)	2008	2007
Fixed rate FHLB advances	$280,000	$221,458
Variable rate FHLB advances	—	12,000
Federal Funds Purchased	—	68,000
Repurchase agreements	65,887	66,808
Payable to Statutory Trust I	20,619	20,619
Treasury, Tax & Loan note option	692	11,175

	$367,198	$400,060

        The Company had fixed rate advances from the FHLB of $280.0 million at December 31, 2008. These advances mature through 2018 and have interest rates ranging from 2.57% to 5.00%. Certain fixed rate FHLB advances have call options through 2013.

        At December 31, 2007, the Company had $221.5 million in fixed rate advances from the FHLB with maturities through 2017 and interest rates ranging from 2.29% to 5.00%. The Company had two variable rate FHLB advances totaling $12.0 million at December 31, 2007.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Other Borrowed Funds (Continued)

        The contractual maturities of the fixed and variable rate advances at December 31, 2008 and 2007 were as follows:

(In thousands)
At December 31, 2008
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
ARC Fixed Rate Hybrid	3.30%	24 months	2010	$10,000
ARC Fixed Rate Hybrid	3.52%	48 months	2012	5,000
Convertible	4.24 – 4.52%	60 months	2011	15,000
Convertible	3.64 – 5.00%	60 months	2012	75,000
Convertible	2.57 – 3.19%	60 months	2013	20,000
Convertible	3.93 – 4.55%	120 months	2016	50,000
Convertible	3.10 – 4.85%	120 months	2017	80,000
Convertible	2.81% – 4.00%	120 months	2018	25,000

Total FHLB Advances	3.98%			$280,000

(In thousands)
At December 31, 2007
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
Daily Rate Credit (variable rate advance)	4.40%	12 months	2008	$2,000
Fixed Rate Credit	4.08–4.31%	36 months	2008	10,000
Principal Reducing Credit	2.29%	60 months	2008	1,458
Convertible	4.24–4.52%	60 months	2011	15,000
Convertible	3.64–5.00%	60 months	2012	75,000
Flipper Advance (variable rate advance)	4.38%	120 months	2016	10,000
Convertible	3.93–4.55%	120 months	2016	40,000
Convertible	3.10–4.85%	120 months	2017	80,000

Total FHLB Advances	4.20%			$233,458

        The average balances of FHLB advances for the years ended December 31, 2008 and 2007 were $273.2 million and $171.0 million, respectively. The maximum amount outstanding at any month-end during the years ended December 31, 2008 and 2007 was $290.0 million and $234.2 million, respectively. Total interest expense on FHLB advances for the years ended December 31, 2008, 2007, and 2006 was $11.0 million, $7.2 million, and $2.8 million, respectively.

        For the year ended December 31, 2008, the Company extinguished four FHLB advances totaling $20.0 million. The net gain on the extinguishment of these advances for the year ended December 31, 2008 was $275,000 and was recorded in other income in the consolidated statements of income. For the year ended December 31, 2007 there were no extinguishments of FHLB advances. During 2006, the Company extinguished two FHLB advances totaling $20.0 million. The gain on the extinguishment of these advances for the year ended December 31, 2006 was $769,000 and was recorded in other income in the consolidated statements of income.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Other Borrowed Funds (Continued)

        Securities sold under agreements to repurchase generally mature within one to four days and are reflected in the consolidated statements of financial condition at the amount of cash received. At December 31, 2008 and 2007 the Company had repurchase agreements of $65.9 million and $66.8 million, respectively. The weighted-average interest rate of these repurchase agreements was 2.05% and 2.99% at December 31, 2008 and 2007, respectively. The average balances of the repurchase agreements during 2008 and 2007 were $58.6 million and $57.7 million, respectively, and the maximum amount outstanding at any month-end during 2008 and 2007 was $70.0 million and $77.1 million, respectively. Interest expense on repurchase agreements for 2008, 2007, and 2006 was $1.2 million, $1.7 million, and $870,000, respectively.

        The Company had no outstanding federal funds purchased at December 31, 2008. At December 31, 2007, the Company had federal funds purchased of $68.0 million. During 2008, the Company did have federal funds purchased outstanding at certain times during the year. Interest expense on federal funds purchased in 2008, 2007, and 2006 was $141,000, $1.0 million, and $229,000, respectively. The Company had no outstanding short-term dealer repurchase agreements at December 31, 2008 and at December 31, 2007. However, the Company did have short-term dealer repurchase agreements outstanding at other times during those years. Interest expense on short-term dealer repurchase agreements in 2008, 2007 and 2006 was $10,000, $822,000 and $711,000, respectively.

        The Company has a Treasury, Tax, & Loan ("TT&L") note option with the Federal Reserve. At December 31, 2008 and 2007, the outstanding balance in the TT&L note option was $692,000 and $11.2 million, respectively. Interest expense related to the TT&L note option in 2008, 2007, and 2006 was $27,000, $206,000, and $142,000, respectively. The Company has a line of credit at the Federal Reserve discount window in the amount of $388.8 million at December 31, 2008, none of which was drawn as of that date. There was no interest expense related to the discount window in 2008, 2007 or 2006.

        In July 2004, the Company formed a wholly-owned subsidiary, Cardinal Statutory Trust I (the "Trust"), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. At December 31, 2008, the interest rate on trust preferred securities was 4.40%. These securities are redeemable at par beginning September 2009. The Company has guaranteed payment of these securities. The $20.6 million payable by the Company to the Trust is included in other borrowed funds. The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity under FASB Interpretation No. 46R Consolidation of Variable Interest Entities. The additional $619,000 that is payable by the Company to the Trust represents the Company's unfunded capital investment in the Trust. The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank. Interest expense on the trust preferred securities in 2008, 2007, and 2006 was $1.2 million, $1.6 million and $1.6 million, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Other Borrowed Funds (Continued)

        The scheduled maturities of other borrowed funds at December 31, 2008 were as follows:

(In thousands)	2009	2010	2011	2012	2013 and thereafter
FHLB advances	$—	$10,000	$15,000	$80,000	$175,000
Federal Funds Purchased	—	—	—	—	—
Repurchase agreements	65,887	—	—	—	—
Payable to Statutory Trust I	—	—	—	—	20,619
TT&L note option	692	—	—	—	—

	$66,579	$10,000	$15,000	$80,000	$195,619

(9) Income Taxes

        The Company and its subsidiaries file consolidated federal tax returns on a calendar-year basis. The Company recorded an income tax benefit of $912,000 and income tax expense of $885,000 and $3.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

        The provision for income tax expense is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes as follows:

(In thousands)	2008	2007	2006
Income tax at federal corporate rate	$(213)	$1,852	$3,591
Change in valuation allowance	228	302	195
Change in the carrying rate of deferred tax assets and liabilities	52	15	(67)
Expected state tax benefit of losses of nonbank entities	(228)	(302)	(195)
State tax expense, net of federal tax benefit	6	37	73
Nontaxable income	(764)	(976)	(402)
Nondeductible expenses	103	17	26
Other	(96)	(60)	(48)

	$(912)	$885	$3,173

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

        The components of income tax expense (benefit) are as follows:

(In thousands)	2008	2007	2006
Included in net income
Current
Federal	$1,522	$2,030	$5,550
State	59	62	116

Total current	1,581	2,092	5,666

Deferred
Federal	(2,477)	(1,201)	(2,487)
State	(16)	(6)	(6)

Total deferred	(2,493)	(1,207)	(2,493)

Total included in net income	$(912)	$885	$3,173

Included in shareholders' equity:
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on investment securities available for sale	$289	$1,107	$390
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on derivative instruments designated as cash flow hedges	43	(123)	105

Total included in shareholders' equity	$332	$984	$495

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

(In thousands)	2008	2007
Deferred tax assets:
Allowance for loan losses	$5,621	$4,178
Net operating state loss carryforwards	1,560	1,332
Unrealized (gains) losses on investment securities available-for-sale	(139)	150
Unrealized losses on derivative instruments designated as cash flow hedges	122	165
Deferred compensation	1,981	1,959
Goodwill and intangibles, net	469	(103)
Depreciation	797	306
Other	516	773

Total gross deferred tax assets	10,927	8,454
Less valuation allowance	(1,560)	(1,332)

Net deferred tax assets	9,367	7,122

Deferred tax liabilities:
Prepaid expenses	(84)	(134)
Loan origination costs	(484)	(656)

Total gross deferred tax liabilities	(568)	(484)

Net deferred tax asset	$8,799	$6,638

        Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance. Valuation allowances of $1.6 million and $1.3 million at December 31, 2008 and 2007, respectively, have been established for deferred tax assets. This valuation allowance relates primarily to the state net operating losses of the parent company, CWS and Wilson/Bennett as realization is dependent upon generating future taxable income within those entities and in the specific jurisdiction. Management believes that future operations of the Company will generate sufficient taxable income to realize the net deferred tax assets at December 31, 2008 and 2007.

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

        As of December 31, 2008 and 2007, the Company had no unrecognized tax benefits. The Company also had no interest expense and/or tax penalties during the year to date December 31, 2008 and 2007. If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Derivative Instruments and Hedging Activities

Forward Loan Sales Commitments

        The Company is a party to forward loan sales contracts, which are utilized to mitigate exposure to fluctuations in interest rates related to closed loans which are held for sale and designated in a cash flow hedge relationship.

        At December 31, 2008 and 2007, accumulated other comprehensive income included an after tax unrealized loss of $264,000 and $276,000, respectively, related to forward loan sale contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at December 31, 2008 which is related to the Company's cash flow hedges will be recognized in earnings during the first quarter of 2009. At December 31, 2008 the Company recognized a charge to earnings of $2,000 due to hedge ineffectiveness.

        At December 31, 2008, the Company had $81.6 million in loan commitments and associated forward sales and had $117.6 million in forward loan sales associated with $117.6 million of loans held for sale contracts. At December 31, 2008, the derivative asset was $2.1 million and the derivative liability was $3.5 million.

        At December 31, 2007, the Company had $29.5 million in loan commitments and associated forward sales and had $123.9 million in forward loan sales associated with $124.9 million of loans held for sale contracts. At December 31, 2007, the derivative asset was $1.5 million and the derivative liability was $1.9 million.

Interest Rate Risk Management—Cash Flow Hedging Instruments

        The Company uses long-term variable rate debt as a source of funds for use in the Company's lending and investment activities and other general business purposes. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. The Company believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a portion of its variable-rate interest payments. To meet this objective and during 2008, the Company entered into two interest rate swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments during the contract period.

        At December 31, 2008, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt is as follows:

(Dollars in thousands)	2008
Notional amount	$10,000
Weighted average pay rate	3.97%
Weighted average receive rate	3.20%
Weighted average maturity in years	5 years
Unrealized loss relating to interest rate swaps	$304

        These agreements provided for the Company to receive payments at a variable rate determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Derivative Instruments and Hedging Activities (Continued)

December 31, 2008, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. As of December 31, 2008, approximately $199,000 of losses reported in other comprehensive income related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the year ending December 31, 2009. The cash flow hedging relationships were highly effective during 2008 and the amount of ineffectiveness was de minimus.

        No such interest rate swaps existed as of the year ended December 31, 2007.

Interest Rate Risk Management—Fair Value Hedging Instruments

        The Company originates fixed and variable rate loans. Fixed rate loans expose the Company to variability in their fair value due to changes in the level of interest rates. The Company believes it is prudent to limit the variability in the fair value of a portion of its fixed rate loan portfolio. It is the Company's objective to hedge the change in fair value of fixed rate loans at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company. To meet this objective, the Company utilizes interest rate swaps as an asset/liability management strategy to hedge the change in value of the loans due to changes in expected interest rate assumptions. During 2006, the Company entered into an interest rate swap to hedge the change in fair value of one loan receivable. This interest rate swap agreement requires a series of floating rate payments in exchange for receiving a series of fixed rate payments. The Company believes it is economically prudent to keep hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement.

        At December 31, 2008, the information pertaining to outstanding interest rate swap agreements used to hedge fixed-rate loans is as follows:

(Dollars in thousands)	2008
Notional amount	$12,000
Weighted average pay rate	5.42%
Weighted average receive rate	3.02%
Weighted average maturity in years	5 years
Unrealized loss relating to interest rate swaps	$1,865

        These agreements provide for the Company to make payments at a variable rate determined by a specified index (one month LIBOR) in exchange for receiving payments at a fixed rate.

        At December 31, 2008, the unrealized loss relating to use of interest rate swaps was recorded in derivative liabilities.

(11) Regulatory Matters

        The Bank, as a state-chartered bank, is subject to the dividend restrictions established by the State Corporation Commission of the Commonwealth of Virginia. Under such restrictions, the Bank may not,

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Regulatory Matters (Continued)

without the prior approval of the Bank's primary regulator, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 2008, there were approximately $32.0 million of accumulated earnings at the Bank which could be paid as dividends to the Company.

        The Bank is required to maintain a minimum non-interest earning clearing balance with the Federal Reserve Bank. The average amount of the clearing balance was $1.0 million for 2008.

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

        The regulatory capital of the Company at December 31, 2008 and 2007 is as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2008
(In thousands)
Total capital to risk weighted assets	$178,420	12.72%	$112,207	≥	8.00%	$140,259	≥	10.00%
Tier I capital to risk weighted assets	163,716	11.67%	56,104	≥	4.00%	84,156	≥	6.00%
Tier I capital to average assets	163,716	9.90%	66,168	≥	4.00%	82,711	≥	5.00%
At December 31, 2007
(In thousands)
Total capital to risk weighted assets	$174,523	12.98%	$107,569	≥	8.00%	$134,461	≥	10.00%
Tier I capital to risk weighted assets	162,691	12.10%	53,785	≥	4.00%	80,677	≥	6.00%
Tier I capital to average assets	162,691	10.26%	63,456	≥	4.00%	79,320	≥	5.00%

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Regulatory Matters (Continued)

        The regulatory capital of the Bank at December 31, 2008 and 2007 is as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2008
(In thousands)
Total capital to risk-weighted assets	$168,513	12.04%	$111,957	≥	8.00%	$139,946	≥	10.00%
Tier I capital to risk-weighted assets	153,810	10.99%	55,978	≥	4.00%	83,968	≥	6.00%
Tier I capital to average assets	153,810	9.32%	66,018	≥	4.00%	82,523	≥	5.00%
At December 31, 2007
(In thousands)
Total capital to risk-weighted assets	$159,745	11.91%	$107,308	≥	8.00%	$134,135	≥	10.00%
Tier I capital to risk-weighted assets	147,913	11.03%	53,654	≥	4.00%	80,481	≥	6.00%
Tier I capital to average assets	147,913	9.34%	63,331	≥	4.00%	79,163	≥	5.00%

        At December 31, 2008 and 2007, the Company and the Bank met all regulatory capital requirements and are considered "well-capitalized" from a regulatory perspective.

        George Mason is also required to maintain defined capital levels under Department of Housing and Urban Development guidelines. At December 31, 2008 and 2007, George Mason maintained capital in excess of these required guidelines.

(12) Related-Party Transactions

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

        Analysis of activity for loans to related parties follows:

(In thousands)	2008	2007
Balance, beginning of year	$39,137	$40,482
New loans	14,060	9,354
Loans paid off or paid down	(2,490)	(10,699)

Balance, end of year	$50,707	$39,137

        George Mason leases its headquarters office space from a director of the Company who is the manager and a 3.1% owner of the limited liability company that owns the building in which the space is leased. The lease was renewed during the second quarter of 2007 and will terminate on June 30, 2010

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Related-Party Transactions (Continued)

without any option to extend. The rent that George Mason pays for the use of this space ranges from $737,000 to $982,000 per year during the term of the lease. Rent payments totaled $848,000 in 2008, $792,000 in 2007 and $1.2 million in 2006.

(13) Earnings Per Common Share

        The following is the calculation of basic and diluted earnings per common share.

(In thousands, except per share data)	2008	2007	2006
Net income	$286	$4,482	$7,388
Weighted average shares for basic	24,370	24,606	24,424
Weighted average shares for diluted	24,837	25,012	24,987
Basic earnings per common share	$0.01	$0.18	$0.30

Diluted earnings per common share	$0.01	$0.18	$0.30

        The following shows the composition of basic outstanding shares for the years ended December 31, 2008, 2007, and 2006:

(in thousands)	2008	2007	2006
Weighted average shares outstanding—basic	24,127	24,333	24,391
Weighted average shares attributable to deferred compensation plans	243	273	33

Total weighted average shares—basic	24,370	24,606	24,424

        Basic earnings per share is impacted by the number of shares required to be issued under the Company's various deferred compensation plans.

        The following shows the composition of diluted outstanding shares for the years ended December 31, 2008, 2007, and 2006:

(in thousands)	2008	2007	2006
Weighted average shares outstanding—basic	24,127	24,333	24,391
Weighted average shares attributable to deferred compensation plans	567	437	216
Weighted average shares attributable to vested stock options	143	242	380

Total weighted average shares—diluted	24,837	25,012	24,987

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

        Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 319,509 at December 31, 2008 and 51,346 at December 31, 2007. There were no outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation at December 31, 2006. These stock

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Earnings Per Common Share (Continued)

options have exercise prices that were greater than the average market price of the Company's common stock for the year. In addition, for December 31, 2008, 2007, and 2006, there are no incremental shares related to stock options as calculated under SFAS No. 123R because the addition of these shares to the diluted weighted average share calculation would be antidilutive.

(14) 401(k) Plan

        Employees who work twenty (20) hours or more a week and have been employed by the Company for a month can elect to participate in and make contributions into a 401(k) Plan. The Company contributes $0.50 for $1.00 of employee contributions up to a maximum of 3% of the employee's contribution. Expense related to the Company's match in 2008, 2007, and 2006 was $495,000, $567,000, and $546,000, respectively. Employees are immediately vested in the Company's matching contribution.

(15) Deferred Compensation Plans

        The Company has deferred compensation plans for its directors and certain employees. Under the directors' plan, a director may elect to defer all or a portion of any director-related fees including fees for serving on board committees. Under the employees' plan, certain employees may defer all or a portion of their compensation including any bonus or commission compensation. Director and employee deferrals, other than employees of George Mason, are matched 50% by the Company. Deferrals made by employees of George Mason are not eligible for the Company match. The amount of the Company match is deemed invested in Company common stock which vests immediately for the directors and after four years for employees. The maximum Company match per employee is $50,000 per year and $10,000 per year per director. Expense relating to the deferred compensation plans for the years ended December 31, 2008, 2007 and 2006 was $240,000, $149,000 and $136,000, the employee portion of which is included in salary and benefits expense and the directors portion of the expense is included in other operating expense in the consolidated statements of income.

(16) Director and Employee Stock-Based Compensation Plans

        At December 31, 2008, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the "Option Plan") and the 2002 Equity Compensation Plan (the "Equity Plan").

        In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company's common stock to employees and members of the Company's and its subsidiaries' boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

        In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or performance share awards to directors, eligible officers and key employees of the Company. In 2006, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 1,970,000 to 2,420,000. There are 284,808 shares of the Company's common stock available for future grants and awards in the Equity Plan as of December 31, 2008.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Director and Employee Stock-Based Compensation Plans (Continued)

        The following tables present a summary of the Company's stock option activity for the years ended December 31, 2008, 2007, and 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	2,428,353	$8.53
Granted	17,200	7.13
Exercised	(11,570)	4.83
Forfeited	(69,250)	10.05

Outstanding at December 31, 2008	2,364,733	$8.70	5.65	$(6,913,013)

Options exercisable at December 31, 2008	2,198,133	$8.46	5.52	$(5,889,022)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	2,419,274	$8.70
Granted	50,500	10.00
Exercised	(20,546)	5.45
Forfeited	(20,875)	10.26

Outstanding at December 31, 2007	2,428,353	$8.53	6.50	$1,428,443

Options exercisable at December 31, 2007	2,136,325	$8.39	6.46	$1,994,521

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	2,271,594	$8.29
Granted	286,000	11.83
Exercised	(96,230)	8.49
Forfeited	(42,090)	10.24

Outstanding at December 31, 2006	2,419,274	$8.70	7.62	$3,754,056

Options exercisable at December 31, 2006	2,008,668	$8.44	7.46	$3,632,572

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Director and Employee Stock-Based Compensation Plans (Continued)

        Information pertaining to stock options outstanding at December 31, 2008 is as follows:

At December 31, 2008	Options Outstanding			Options Exercisable
		Weighed Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.25 – $ 4.44	220,597	3.2 years	$3.66	220,597	$3.66
$ 4.50 – $ 5.50	300,704	3.9 years	4.96	300,704	4.96
$ 6.38 – $ 8.28	264,022	5.1 years	8.06	263,022	8.06
$ 8.64 – $ 9.59	628,676	6.1 years	8.96	628,076	8.96
$ 9.78 – $10.91	507,000	6.2 years	10.59	503,700	10.59
$11.05 – $12.65	443,734	7.2 years	11.60	282,034	11.43

Outstanding at year end	2,364,733	5.7 years	8.70	2,198,133	8.46

        Total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $10,000, $80,000, and $169,000 respectively.

        A summary of the status of the Company's non-vested stock options and changes during the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2007	292,028	$5.30
Granted	17,200	3.10
Vested	(91,528)	4.65
Forfeited	(51,100)	4.69

Balance at December 31, 2008	166,600	$5.62

        At December 31, 2008, there was $1.3 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares that vested during the years ended December 31, 2008, 2007, and 2006 was $337,000, $596,000, and $387,000, respectively.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Director and Employee Stock-Based Compensation Plans (Continued)

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

(17) Segment Reporting

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

        Wilson/Bennett has been included in the wealth management and trust services segment since the date of its acquisition, June 9, 2005. Results related to the assets acquired, and liabilities assumed, from FBR National Trust Company have been reflected in the wealth management and trust services segment since the date of their acquisition and assumption, February 9, 2006.

        Information about the reportable segments and reconciliation of this information to the consolidated financial statements as of and for the years ended December 31, 2008, 2007 and 2006 follows:

(In thousands) At and for the Year Ended December 31, 2008:	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$40,747	$3,418	$—	$(1,192)	$—	$42,973
Provision for loan losses	4,290	1,208	—	—	—	5,498
Non-interest income	4,806	9,494	3,477	35	—	17,812
Non-interest expense	34,152	15,824	3,402	2,535	—	55,913
Provision (benefit) for income taxes	1,785	(1,438)	28	(1,287)	—	(912)

Net income (loss)	$5,326	$(2,682)	$47	$(2,405)	$—	$286

Total Assets	$1,708,233	$165,791	$3,505	$178,625	$(312,397)	$1,743,757

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Segment Reporting (Continued)

(In thousands) At and for the Year Ended December 31, 2008:	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
			Wealth Management and Trust Services
At and for the Year Ended December 31, 2007:	Commercial Banking	Mortgage Banking			Intersegment Elimination
				Other		Consolidated

Net interest income	$38,707	$3,005	$—	$(1,393)	$—	$40,319
Provision for loan losses	2,548	—	—	—	—	2,548
Non-interest income	4,032	11,112	4,287	49	—	19,480
Non-interest expense	30,316	11,587	7,096	2,885	—	51,884
Provision (benefit) for income taxes	2,470	907	(979)	(1,513)	—	885

Net income (loss)	$7,405	$1,623	$(1,830)	$(2,716)	$—	$4,482

Total Assets	$1,663,834	$184,602	$3,893	$176,366	$(338,664)	$1,690,031
			Wealth Management and Trust Services
At and for the Year Ended December 31, 2006:	Commercial Banking	Mortgage Banking			Intersegment Elimination
				Other		Consolidated

Net interest income	$38,091	$4,344	$—	$(1,081)	$—	$41,354
Provision for loan losses	1,232	—	—	—	—	1,232
Non-interest income	4,415	13,892	3,330	47	—	21,684
Non-interest expense	27,127	15,241	6,591	2,286	—	51,245
Provision (benefit) for income taxes	4,571	1,060	(1,307)	(1,151)	—	3,173

Net income (loss)	$9,576	$1,935	$(1,954)	$(2,169)	$—	$7,388

Total Assets	$1,572,051	$360,470	$5,500	$163,879	$(463,471)	$1,638,429

        During the year ended December 31, 2008, the Company recorded a loss of $4.4 million pretax ($2.9 million after tax) from the impairment of Fannie Mae Perpetual Preferred Stock. This loss was recorded through the commercial banking segment. In the mortgage banking segment, the Company recorded losses of $1.8 million pretax ($1.2 million after tax) and $2.8 million pretax ($1.8 million after tax) from a settlement with a mortgage correspondent and impairment of goodwill, respectively.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Financial Instruments with Off Balance Sheet Risk

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates up to one year or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These instruments represent obligations of the Company to extend credit or guarantee borrowings and are not recorded on the consolidated statements of financial condition. These rates and terms of these instruments are competitive with others in the market in which the Company operates.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 2008 are collateralized.

        Commitments to extend credit of $81.6 million as of December 31, 2008 are related to George Mason's mortgage loan funding commitments and are of a short term nature. Commitments to extend credit of $331.9 million primarily have floating rates as of December 31, 2008.

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

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2008 and 2007 is as follows:

(In thousands)
	2008	2007
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$413,457	$359,321
Standby letters of credit	10,811	10,166

        The fair value of the liability associated with standby letters of credit at December 31, 2008 and 2007 was immaterial.

        George Mason estimates a reserve (early pay-off reserve) for mortgage loans sold that are repaid by the borrower within a certain number of days following the loan sale, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor pursuant to the loan sale agreement. The reserves as of December 31, 2008 and 2007 were $9,000 and $23,000, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Financial Instruments with Off Balance Sheet Risk (Continued)

        George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals were not acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor. During 2008 and 2007, George Mason either repurchased from or settled with investors, excluding the mortgage correspondent settlement discussed below, on such loans for a total of $523,000 and $347,000, respectively. At December 31, 2008 and 2007, this reserve had a balance of $1.6 million and $100,000, respectively. The expense related to this reserve for the years ended December 31, 2008 and 2007 was $2.0 million and $347,000, respectively. No such reserve existed at December 31, 2006. The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considering the historical amounts paid to settle such claims.

        Also, during 2008, George Mason made a cash settlement to one of its mortgage correspondents related to the loan purchase agreement between the two parties. This settlement agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $2.8 million payment to the correspondent. George Mason also entered into similar agreements with certain third party mortgage companies from which George Mason purchased mortgage loans and subsequently sold to this mortgage correspondent. These settlement agreements provided for a total payment of $1.0 million to George Mason by those third party mortgage companies. The net amount of this settlement is reported as "Settlement with mortgage correspondent" in the non-interest expense section of the statement of operations.

        George Mason, as part of the service it provides to its managed companies, purchases the loans originated by the managed companies at the time of origination. These loans are then sold by George Mason to investors. George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, the managed company be responsible for buying back the loan. In the event that the managed company's financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors. In this instance, George Mason would establish an allowance on the receivable from the managed company. There is no such allowance recorded at December 31, 2008 or 2007 as management expects to fully recover amounts owed by managed companies as of these same period end dates.

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

        The Company has derivative counter-party risk which may arise from the possible inability of George Mason's third-party investors to meet the terms of their forward sales contracts. George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Financial Instruments with Off Balance Sheet Risk (Continued)

strong financial performance to mitigate this risk. The Company does not expect any third-party investor to fail to meet its obligation.

        The Company has guaranteed payment of the $20.0 million debt of Statutory Trust I. See Note 8 for further discussion of this debt.

(19) Fair Value Measurements

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

  Level 1—Quoted prices in active markets for identical assets or liabilities as of the measurement date.

  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

  Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

        Upon adoption or at any point during the year ended December 31, 2008, the Company did not designate any asset or liability to be measured at fair value under SFAS No. 159.

Fair Value of Investment Securities Available-for-Sale and Interest Rate Swap Derivatives

        The Company's investment securities available-for-sale are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service and therefore fall into the Level 2 category. This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

        The Company's interest rate swap derivatives are recorded at fair value using observable rates from a national valuation service. These rates are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Fair Value Measurements (Continued)

        Assets and liabilities measured at fair value on a recurring basis are shown below:

At December 31, 2008 (in thousands)
		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$265,356		$265,356
Loans receivable, net	13,839		13,839
Derivative asset—interest rate swaps	—		—
Derivative liability—interest rate swaps	2,065		2,065
Derivative asset—forward loan sales commitments	2,102		2,102
Derivative liability—forward loan sales commitments	1,423		1,423

Fair Value of Interest Rate Lock Commitments and Forward Loan Sales

        In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within the time frames established by George Mason. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into best efforts forward sales contracts to sell loans to investors. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Both the rate lock commitments to the borrowers and the forward sales contracts to investors are undesignated derivatives pursuant to the requirements of SFAS No. 133, and, accordingly, are marked to fair value through earnings.

        Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, ("SAB No. 109") was effective for written loan commitments initiated on or after January 1, 2008. SAB No. 109 requires that the expected cash flows related to the servicing of a loan be included in the fair value measurement of a derivative loan commitment. SAB No. 109 replaces Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, which precluded the consideration of servicing cash flows in determining the fair value of a written loan commitment.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Fair Value Measurements (Continued)

        The effects of fair value measurements for the interest rate lock commitment derivatives and forward sales contract derivatives on earnings in the year ended December 31, 2008 were as follows and were all based on Level 2 inputs:

(in thousands)	Notional or Principal Amount	Expected Premium (Discount) to Par	Movement of Interest Rates	Security Price Change	Total Fair Value Adjustment
Rate lock commitments	$80,503	$441	$185	$—	$626
Forward sales contracts	140,523	567	574	(759)	382

		$1,008	$759	$(759)	$1,008

        The expected premium (discount) to par considers two elements (a) the interest rate differential and (b) the servicing rights value. The interest rate differential is the difference, if any, between the mortgage loan rates to be paid by the borrower in the retail market and mortgage loan pricing demanded by investors in the secondary or wholesale market. The Company sells all of its loans on a servicing released basis, and receives a servicing release premium upon sale. The servicing rights value is based on contractual terms with investors and ranged from 0.17% to 2.75% of the loan amount, depending on the loan type. The Company assumes an approximate 40% fallout rate based on recent historical experience when measuring the fair value of the rate lock commitments for purchase loans and a 55% assumed fallout rate for the fair value of the rate lock commitments for refinance loans. Fallout is defined as interest rate lock commitments for which the Company does not close a mortgage loan.

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

        Prior to the adoption of SAB No. 109 and SFAS No. 157, the fair value calculation for interest rate lock commitments and forward sales contracts only considered the effects of interest rate changes between the date of the rate lock and either the loan closing date or the balance sheet date. For the three months ended December 31, 2008, the change in fair value of the interest rate lock commitments, loans held for sale, and forward loan sales contracts based only on changes in market interest rates was $759,000. Interest rate movements have an offsetting impact on the security prices that serve to measure the fair value of these instruments.

SFAS No. 157 Adoption Adjustment

        The transition provisions of SFAS No. 157 provide for retrospective application to financial instruments that were measured at fair value at initial recognition using a transaction pricing in

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Fair Value Measurements (Continued)

accordance with specific accounting literature. The Company's interest rate lock commitments were measured at inception at the transaction price. SFAS No. 157 provides that at the date of adoption (January 1, 2008) a difference between the carrying amounts and the fair values of these instruments should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The amount of this cumulative effect adjustment was $96,000.

Managed Company Loans

        George Mason serves as a pass through conduit for the managed companies to sell loans to investors on the secondary market. Concurrent with entering into a rate lock agreement with a borrower, the managed company loan is sold forward to an investor in the secondary market. After the managed company closes the loan, it is assigned to George Mason. George Mason then facilitates the transfer of the loan to the investor. George Mason does not earn any spread or other fees from the loan assignment nor from the transfer to the investor. All gains in the loan sale are earned by the managed company. At December 31, 2008, loans held for sale includes $56.3 million of loans originated by the managed companies that will be delivered to the investors by George Mason. Any change in the fair value of the loans held for sale originated by the managed company will result in an equal and offsetting change in liability to the managed company.

(20) Disclosures of Fair Value of Financial Instruments (SFAS No. 107 Disclosure)

        SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Company did not elect the fair value option. The assumptions used and the estimates disclosed represent management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management at the valuation date. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and management's evaluation of those factors change.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Disclosures of Fair Value of Financial Instruments (SFAS No. 107 Disclosure) (Continued)

Investment Securities Held-to-Maturity and Other Investments

        Fair values for investment securities held-to-maturity are based on quoted market prices or prices quoted for similar financial instruments. Fair value for other investments is estimated at their cost since no active trading markets exist.

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

Other Commitments to Extend Credit

        The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other covenants or requirements. These commitments have expiration dates and generally expire within one year. Many commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of these instruments are competitive with others in the market in which the Company operates. The carrying amounts are reasonable estimates of the fair value of these financial instruments and are zero at December 31, 2008 and 2007.

Accrued Interest Receivable

        The carrying amount of accrued interest receivable approximates its fair value.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Disclosures of Fair Value of Financial Instruments (SFAS No. 107 Disclosure) (Continued)

        The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis:

	December 31, 2008
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$45,928	$45,928
Investment securities held-to-maturity and other investments	66,553	62,129
Loans receivable, net	1,125,509	1,118,012
Accrued interest receivable	5,204	5,204
Financial liabilities:
Demand deposits	$147,529	$147,529
Interest checking	118,868	118,868
Money market and statement savings	306,892	306,892
Certificates of deposit	606,555	616,985
Other borrowed funds	367,198	331,856
Mortgage funding checks	19,178	19,178
Accrued interest payable	1,660	1,660
Other:
Commitments to extend credit	$—	$—

	December 31, 2007
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$22,421	$22,421
Investment securities held-to-maturity and other investments	93,136	92,356
Loans receivable, net	1,039,684	1,035,428
Accrued interest receivable	6,134	6,134
Financial liabilities:
Demand deposits	$123,994	$123,994
Interest checking	124,405	124,405
Money market and statement savings	395,356	395,356
Certificates of deposit	453,170	454,426
Other borrowed funds	400,060	407,282
Mortgage funding checks	9,403	9,403
Accrued interest payable	1,459	1,459
Other:
Commitments to extend credit	$—	$—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Parent Company Only Financial Statements

        The Cardinal Financial Corporation (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION

December 31, 2008 and 2007

(In thousands)

	2008	2007
Assets
Cash and cash equivalents	$7,579	$9,333
Other investments	113	113
Investment in subsidiaries	167,813	164,362
Premises and equipment, net	893	1,001
Goodwill	134	134
Other assets	2,093	5,139

Total assets	$178,625	$180,082

Liabilities and Shareholders' Equity
Debt to Cardinal Statutory Trust I	$20,619	$20,619
Other liabilities	—	—

Total liabilities	20,619	20,619
Total shareholders' equity	$158,006	$159,463

Total liabilities and shareholders' equity	$178,625	$180,082

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007, and 2006

(In thousands)

	2008	2007	2006
Income:
Net interest expense	$(1,192)	$(1,393)	$(1,081)
Other income	35	49	47

Total income	(1,157)	(1,344)	(1,034)
Expense—general and administrative	2,535	2,885	2,286

Net loss before income taxes and equity in undistributed earnings of subsidiaries	(3,692)	(4,229)	(3,320)

Income tax benefit	(1,287)	(1,513)	(1,151)
Equity in undistributed earnings of subsidiaries	2,691	7,198	9,557

Net income	$286	$4,482	$7,388

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007, and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$286	$4,482	$7,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(2,691)	(7,198)	(9,557)
Depreciation	108	113	116
Increase in other assets and liabilities	2,847	9,134	(5,082)

Net cash provided by (used in) operating activities	550	6,531	(7,135)

Cash flows from investing activities:
Capital investments in subsidiaries	—	(7,500)	—
Dividends received from subsidiaries	—	300	—
Purchase of other investments	—	—	(50)
Net change in premises and equipment	—	(45)	—

Net cash used in investing activities	—	(7,245)	(50)

Cash flows from financing activities:
Purchase and retirement of common stock	(1,396)	(2,724)	—
Distribution of deferred compensation balance	—	4	(3)
Dividends on common stock	(966)	(974)	(976)
Stock options exercised	58	132	909

Net cash used in financing activities	(2,304)	(3,562)	(70)

Net decrease in cash and cash equivalents	(1,754)	(4,276)	(7,255)
Cash and cash equivalents at beginning of year	9,333	13,609	20,864

Cash and cash equivalents at end of year	$7,579	$9,333	$13,609

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22) Goodwill and Other Intangible Assets

        Goodwill is tested for impairment on an annual basis or more frequently if events or circumstances warrant. The Company performs an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. The Company makes estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, the Company completes an analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all of its assets and liabilities. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized.

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually reviews its identifiable/definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. The Company evaluates possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, with the net book value of the long-term assets, including amortizable intangible assets. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. An impairment loss is then recorded for the excess of the carrying amount of the assets over their fair values. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

        For the year ended December 31, 2008, the Company recorded an impairment of the goodwill associated with its acquisition of George Mason. Goodwill of $12.9 million was recognized during 2004 as a result of this acquisition. The Company employed the services of a valuation consultant to assist with the goodwill evaluation, which was performed during the annual impairment test. The analysis included certain valuation techniques, including a discounted cash flow approach. Following the acquisition date, George Mason has delivered excellent financial results and returns on the Company's investment. Recent and ongoing challenges in the regional residential real estate market have negatively impacted the cash flows expected to be generated by George Mason in the near term. The valuation analysis indicated that goodwill was impaired and the Company recorded a non-cash impairment charge of $2.8 million.

        During 2008, the Company evaluated the customer relationship intangibles related to George Mason. These intangible assets are related to the relationships that George Mason has with other mortgage lenders and its managed companies. George Mason provides services to these managed companies and earns management fee income, which generally fluctuates based on the volume of loan sales. As a result of the downturn in the regional housing market, fee income from managed companies decreased $307,000 for the year ended December 31, 2008 as compared to the year ended December 31, 2007, and $1.1 million for the year to date December 31, 2007 as compared to the same period of 2006. This continued adverse change in the business climate caused the Company to evaluate the intangible assets related to these managed companies for impairment in both 2008 and 2007. These evaluations did not result in an impairment loss for these intangible assets in either year.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22) Goodwill and Other Intangible Assets (Continued)

        Information concerning amortizable intangibles at December 31, 2008 follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2006	$1,781	$445	$795	$433	$2,576	$878
2007 activity:
Customer relationship intangibles	—	198	—	38	—	236
Trade name	—	—	—	18	—	18

Balance at December 31, 2007	$1,781	$643	$795	$489	$2,576	$1,132
2008 activity:
Customer relationship intangibles	—	198	—	29	—	227
Trade name	—	—	—	18	—	18

Balance at December 31, 2008	$1,781	$841	$795	$536	$2,576	$1,377

        The aggregate amortization expense for 2008, 2007, and 2006 was $245,000, $254,000, and $420,000, respectively. The estimated amortization expense for the next five years is as follows:

(In thousands)
2009	$238
2010	238
2011	238
2012	238
2013	247

        The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 were as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2006	$22	$12,941	$2,832	$15,795
2007 activity:
None	—	—	—	—

Balance at December 31, 2007	22	12,941	2,832	15,795

2008 activity:
Goodwill impairment charge	—	(2,821)	—	(2,821)

Balance at December 31, 2008	$22	$10,120	$2,832	$12,974

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Other Operating Expenses

        The following shows the composition of other operating expenses for the years ended December 31, 2008, 2007, and 2006:

(In thousands)	2008	2007	2006
Stationary and supplies	$881	$1,091	$1,374
Advertising and marketing	2,116	2,058	2,026
Other taxes	1,880	1,701	1,572
Travel and entertainment	460	492	776
Bank operations	2,203	1,234	719
Premises and equipment	1,965	1,771	1,675
FDIC insurance assessments	721	768	139
Miscellaneous	1,627	2,090	1,833

Total other operating expense	$11,853	$11,205	$10,114

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) SAB 108 Cumulative Effect Adjustment (Continued)

Company corrected the errors through the recording of cumulative effect adjustments to retained earnings as of January 1, 2006:

	Period in which misstatement originated(1)				Adjustment Recorded as of January 1, 2006
(In thousands)	2002	2003	2004	2005
Accounts receivable(2)	$—	$—	$—	$(72)	$(72)
Compensation expense(3)	(41)	(38)	(38)	(38)	(155)
Deferred loan fees and costs(4)	—	—	(31)	(135)	(166)
Deferred tax asset(5)	14	13	24	86	137
Federal income taxes payable(6)	—	(69)	(113)	—	(182)

Impact on net income(7)	$(27)	$(94)	$(158)	$(159)	$(438)

Non-net income impact:
Additional paid-in capital(8)	$5	$7	$6	$7	$25

Net effect of adjustments(9)					$(413)

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

(4)
The Company incorrectly recognized mortgage origination fees associated with loans held for investment into income rather than amortizing the fees over the lives of the loans, in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. As a result, the Company overstated gain on sale of loans by $166,000 (cumulative) in 2005 and 2004. The Company recorded an increase to deferred loan fees in the amount of $166,000 as of January 1, 2006 with a corresponding reduction in retained earnings to correct these misstatements.

(5)
As a result of the misstatements described above, the provision for income taxes was overstated by $137,000 (cumulative) in the years prior to 2006. The Company recorded an increase in our deferred tax assets in the amount of $137,000 as of January 1, 2006 with a corresponding increase in retained earnings to correct these misstatements.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment, management believes that as of December 31, 2008, the Company's internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control—Integrated Framework.

        Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements. KPMG LLP's attestation report on management's assessment of the Company's internal control over financial reporting appears on page 77 hereof.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Election of Directors" section and under the headings "Executive Officers," "Independence of the Directors," "The Committees of the Board of Directors," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.    Executive Compensation

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Executive Compensation" section (except for the "Compensation Committee Report on Executive Compensation") and under the heading "Director Compensation" in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Security Ownership of Certain Beneficial Owners and Management.    Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

        Equity Compensation Plan Information.    The following table sets forth information as of December 31, 2008, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Shareholders
1999 Stock Plan	333,124	$4.73	—
2002 Equity Compensation Plan	2,031,609	$9.35	284,808
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—

Total	2,364,733	$8.70	284,808

(1)
Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)
The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Fees of Independent Public Accountants" and "Audit Committee Pre-Approval Policies and Procedures," in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

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
3.3
Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 22, 2009).
3.4	Bylaws of Cardinal Financial Corporation (restated in electronic format as of December 19, 2007) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 21, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).*
10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).*
10.3	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).*
10.4
Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134923).*
10.5
Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated October 21, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008).*
10.6
Cardinal Financial Corporation Directors Deferred Income Plan, as amended and restated October 21, 2008 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008).*

10.7	George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated October 21, 2008 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008).*
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

CARDINAL FINANCIAL CORPORATION
March 16, 2009	By:	/s/ BERNARD H. CLINEBURG
	Name:	Bernard H. Clineburg
	Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2009.

Signatures	Titles

/s/ BERNARD H. CLINEBURG Name: Bernard H. Clineburg	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ MARK A. WENDEL Name: Mark A. Wendel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JENNIFER L. DEACON Name: Jennifer L. Deacon	Senior Vice President and Controller (Principal Accounting Officer)
/s/ B.G. BECK Name: B. G. Beck	Director
/s/ WILLIAM G. BUCK Name: William G. Buck	Director
/s/ SIDNEY O. DEWBERRY Name: Sidney O. Dewberry	Director
/s/ MICHAEL A. GARCIA Name: Michael A. Garcia	Director
/s/ J. HAMILTON LAMBERT Name: J. Hamilton Lambert	Director

Signatures	Titles

/s/ ALAN G. MERTEN Name: Alan G. Merten	Director
/s/ WILLIAM E. PETERSON Name: William E. Peterson	Director
/s/ JAMES D. RUSSO Name: James D. Russo	Director
/s/ JOHN H. RUST, JR. Name: John H. Rust, Jr.	Director
/s/ GEORGE P. SHAFRAN Name: George P. Shafran	Director
/s/ ALICE M. STARR Name: Alice M. Starr	Director

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the "Form SB-2")).
3.2
Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form SB-2).
3.3
Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 22, 2009).
3.4	Bylaws of Cardinal Financial Corporation (restated in electronic format as of December 19, 2007) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 21, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).*
10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).*
10.3	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).*
10.4
Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134923).*
10.5
Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated October 21, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008).*
10.6
Cardinal Financial Corporation Directors Deferred Income Plan, as amended and restated October 21, 2008 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008).*
10.7
George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated October 21, 2008 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008).*
10.8
Executive Employment Agreement, dated March 1, 2004, between Cardinal Financial Corporation and Kim C. Liddell (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2006).*
10.9
Executive Employment Agreement, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*

Number	Description
10.10	Supplemental Executive Retirement Plan, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.11	Form of Incentive Stock Option Agreement*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*
Management contracts and compensatory plans and arrangements.