Form 10-Q
period 2009-03-31
CARDINAL FINANCIAL CORP
filed 2009-05-11
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,303,133 shares of common stock, par value $1.00 per share, outstanding as of April 28, 2009

CARDINAL FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2009 and December 31, 2008

(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$17,189	$14,919
Federal funds sold	60,722	31,009

Total cash and cash equivalents	77,911	45,928
Investment securities available-for-sale	194,210	265,356
Investment securities held-to-maturity (market value of $43,184 and $45,759 at March 31, 2009 and December 31, 2008, respectively)	46,835	50,183

Total investment securities	241,045	315,539

Other investments	16,467	16,370
Loans held for sale	212,070	157,009

Loans receivable, net of deferred fees and costs	1,172,681	1,139,348
Allowance for loan losses	(15,303)	(14,518)

Loans receivable, net	1,157,378	1,124,830

Premises and equipment, net	16,028	16,463
Deferred tax asset, net	8,130	8,799
Goodwill and intangibles, net	14,113	14,173
Bank-owned life insurance	33,251	33,176
Accrued interest receivable and other assets	17,050	11,470

Total assets	$1,793,443	$1,743,757

Liabilities and Shareholders’ Equity

Non-interest bearing deposits	$147,724	$147,529
Interest bearing deposits	1,062,339	1,032,315

Total deposits	1,210,063	1,179,844

Other borrowed funds	368,621	367,198
Mortgage funding checks	27,145	19,178
Escrow liabilities	2,859	1,832
Accrued interest payable and other liabilities	21,942	17,699

Total liabilities	1,630,630	1,585,751

	2009	2008
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	24,303,133	24,013,663	24,303	24,014
Additional paid-in capital			132,058	130,709
Retained earnings			5,366	3,437
Accumulated other comprehensive loss, net			1,086	(154)

Total shareholders’ equity			162,813	158,006

Total liabilities and shareholders’ equity			$1,793,443	$1,743,757

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2009 and 2008

(In thousands, except per share data)

(Unaudited)

	2009	2008
Interest income:
Loans receivable	$15,329	$16,614
Loans held for sale	1,825	2,129
Federal funds sold	13	137
Investment securities available-for-sale	2,886	3,308
Investment securities held-to-maturity	484	749
Other investments	(19)	218

Total interest income	20,518	23,155

Interest expense:
Deposits	6,757	9,347
Other borrowed funds	3,142	3,473

Total interest expense	9,899	12,820

Net interest income	10,619	10,335

Provision for loan losses	1,216	320

Net interest income after provision for loan losses	9,403	10,015

Non-interest income:
Service charges on deposit accounts	472	527
Loan service charges	833	310
Investment fee income	810	900
Realized and unrealized gains on mortgage banking activities	3,343	2,317
Net realized gain on investment securities available-for-sale	552	—
Net realized loss on investment securities-trading	(631)	(3)
Management fee income	331	84
Increase in cash surrender value of bank-owned life insurance	75	323
Litigation recovery on previously impaired investment	—	190
Other income	(29)	(37)

Total non-interest income	5,756	4,611

Non-interest expense:
Salary and benefits	5,486	6,003
Occupancy	1,377	1,399
Professional fees	483	583
Depreciation	540	646
Data processing	455	442
Telecommunications	289	234
Amortization of intangibles	60	63
Other operating expenses	3,347	2,453

Total non-interest expense	12,037	11,823

Net income before income taxes	3,122	2,803

Provision for income taxes	953	761

Net income	$2,169	$2,042

Earnings per common share - basic	$0.09	$0.08

Earnings per common share - diluted	$0.09	$0.08

Weighted-average common shares outstanding - basic	24,374	24,482

Weighted-average common shares outstanding - diluted	24,805	24,892

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008

Net income	$2,169	$2,042
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the period, net of tax expense of $778 thousand in 2009 and tax expense of $1.1 million in 2008	1,814	2,070

Less: reclassification adjustment for net gains for available for sale securities sold and included in net income net of tax expense of $188 thousand in 2009	(364)	—

	1,450	2,070

Unrealized loss on derivative instruments designated as cash flow hedges, net of tax benefit of $109 thousand in 2009 and net of tax benefit of $143 thousand in 2008	(210)	(239)

Comprehensive income	$3,409	$3,873

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2009 and 2008

(In thousands)

(Unaudited)

					Accumulated
			Additional	Retained	Other
	Common	Common	Paid-in	Earnings	Comprehensive
	Shares	Stock	Capital	(Deficit)	Income (Loss)	Total

Balance, December 31, 2007	24,202	$24,202	$131,516	$4,213	$(468)	$159,463

Cumulative effect adjustment at January 1, 2008 for the adoption of SFAS No. 157	—	—	—	(96)	—	(96)

Stock compensation expense, net of tax benefits	—	—	75	—	—	75

Purchase and retirement of common stock	(38)	(38)	(252)	—	—	(290)

Dividends on common stock of $0.01 per share	—	—	—	(242)	—	(242)

Change in accumulated other comprehensive gain (loss)	—	—	—	—	1,831	1,831

Net income	—	—	—	2,042	—	2,042

Balance, March 31, 2008	24,164	$24,164	$131,339	$5,917	$1,363	$162,783

Balance, December 31, 2008	24,014	$24,014	$130,709	$3,437	$(154)	$158,006

Stock options exercised	2	2	5	—	—	7

Stock compensation expense, net of tax benefits	—	—	66	—	—	66

Shares issued to employee benefits plan	287	287	1,278	—	—	1,565

Dividends on common stock of $0.01 per share	—	—	—	(240)	—	(240)

Change in accumulated other comprehensive gain (loss)	—	—	—	—	1,240	1,240

Net income	—	—	—	2,169	—	2,169

Balance, March 31, 2009	24,303	$24,303	$132,058	$5,366	$1,086	$162,813

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income	$2,169	$2,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	540	646
Amortization of premiums, discounts and intangibles	75	113
Provision for loan losses	1,216	320
Loans held for sale originated	(616,167)	(320,979)
Proceeds from the sale of loans held for sale	564,449	339,533
Realized and unrealized gains on mortgage banking activities	(3,343)	(2,317)
Proceeds from sale, maturity and call of investment securities trading	1,809	4,916
Purchase of investment securities trading	(6,100)	(4,919)
Loss on sale of investments securities trading	631	3
Net gain on sale of investment securities available-for-sale	(552)	—
Stock compensation expense, net of tax benefits	66	75
Increase in cash surrender value of bank-owned life insurance	(75)	(323)
(Increase) decrease in accrued interest receivable and other assets	(2,238)	890
Increase in accrued interest payable, escrow liabilities and other liabilities	5,269	3,677

Net cash provided by (used in) operating activities	(52,251)	23,677

Cash flows from investing activities:
Net purchases of premises and equipment	(105)	(121)
Proceeds from sale, maturity and call of investment securities available-for-sale	19,399	50,695
Proceeds from sale, maturity and call of mortgage-backed securities available-for-sale	43,589	—
Proceeds from maturity and call of investment securities held-to-maturity	—	13,492
Purchase of investment securities available-for-sale	—	(54,778)
Purchase of mortgage-backed securities available-for-sale	—	(22,437)
Purchase of other investments	(97)	(2,000)
Redemptions of investment securities available-for-sale	10,962	7,300
Redemptions of investment securities held-to-maturity	3,309	3,625
Net increase in loans receivable, net of deferred fees and costs	(33,764)	(2,533)

Net cash provided by (used in) investing activities	43,293	(6,757)

Cash flows from financing activities:
Net increase in deposits	30,219	42,997
Net increase (decrease) in other borrowed funds - short term	1,423	(83,366)
Net increase (decrease) in mortgage funding checks	7,967	(3,103)
Proceeds from FHLB advances - long term	—	45,000
Repayments of FHLB advances - long term	—	(625)
Stock options exercised	7	—
Purchase and retirement of common stock	—	(290)
Shares issued to employee benefits plan	1,565	—
Dividends on common stock	(240)	(242)

Net cash provided by financing activities	40,941	371

Net increase in cash and cash equivalents	31,983	17,291

Cash and cash equivalents at beginning of the year	45,928	22,421

Cash and cash equivalents at end of the period	$77,911	$39,712

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,876	$12,724
Cash paid for income taxes	—	4

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the “Company”) is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the “Bank”), a state-chartered institution and its subsidiary, George Mason Mortgage, LLC (“George Mason”), a mortgage banking company based in Fairfax, Virginia. In January 2009, the Bank opened a second mortgage subsidiary, Cardinal First Mortgage, LLC (“Cardinal First”).  The Bank also has a trust division, Cardinal Trust and Investment Services.  The Company also owns Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm and Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2

Stock-Based Compensation

At March 31, 2009, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan currently authorizes grants and awards with respect to 2,420,000 shares of the Company’s common stock.  There were 223,658 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of March 31, 2009.

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

Total expense related to the Company’s share-based compensation plans for the three months ended March 31, 2009 and 2008 were $66,000 and $75,000, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements were $22,000 and $26,000 for the three months ended March 31, 2009 and 2008, respectively.

Options granted for the three months ended March 31, 2009 were 68,150. There were no options granted during the three months ended March 31, 2008.  The weighted average per share fair value of stock option grants during the three months ended March 31, 2009 was $2.60.  The fair values of the options granted during the three months ended March 31, 2009 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Three Months Ended
March 31, 2009

Estimated option life	6.5 Years
Risk free interest rate	2.10%
Expected volatility	44.60%
Expected dividend yield	0.67%

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

Stock option activity during the three months ended March 31, 2009 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding at December 31, 2008	2,364,733	$8.70
Granted	68,150	5.95
Exercised	(2,373)	3.37
Forfeited	(7,000)	9.87
Expired	(8,773)	6.38
Outstanding at March 31, 2009	2,414,737	$8.47	5.29	$(6,796,846)
Options exercisable at March 31, 2009	2,209,887	$8.52	5.34	$(5,957,602)

Total intrinsic value of options exercised during the three months ended March 31, 2009 was $6,000.  No options were exercised during the three months ended March 31, 2008.

A summary of the status of the Company’s non-vested stock options and changes during the three months ended March 31, 2009 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2008	166,600	$5.62
Granted	68,150	2.60
Vested	(29,000)	5.86
Forfeited	(900)	5.96
Balance at March 31, 2009	204,850	$4.58

At March 31, 2009, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares that vested during the three months ended March 31, 2009 and 2008 were $170,000 and $169,000, respectively.

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

Cardinal First is included in the mortgage banking segment for the three months ended March 31, 2009.

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2009 and 2008 is as follows:

At and for the Three Months Ended March 31, 2009 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$10,129	$731	$—	$(241)	$—	$10,619
Provision for loan losses	1,190	26	—	—	—	1,216
Non-interest income	1,338	4,237	821	(624)	(16)	5,756
Non-interest expense	7,946	2,957	806	344	(16)	12,037
Provision for income taxes	676	683	5	(411)	—	953
Net income (loss)	$1,655	$1,302	$10	$(798)	$—	$2,169

Total Assets	$1,746,756	$224,577	$3,463	$185,789	$(367,142)	$1,793,443
Average Assets	$1,711,584	$169,795	$3,476	$180,774	$(345,250)	$1,720,379

At and for the Three Months Ended March 31, 2008 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$9,954	$748	$—	$(367)	$—	$10,335
Provision for loan losses	320	—	—	—	—	320
Non-interest income	1,065	2,635	900	11	—	4,611
Non-interest expense	7,714	2,556	873	680	—	11,823
Provision for income taxes	819	285	9	(352)	—	761
Net income (loss)	$2,166	$542	$18	$(684)	$—	$2,042

Total Assets	$1,667,220	$169,124	$3,652	$179,354	$(327,289)	$1,692,061
Average Assets	$1,625,965	$142,991	$3,724	$177,700	$(314,622)	$1,635,758

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008.  Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 787,721 and 223,765 at March 31, 2009 and 2008, respectively.  These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.  In addition, there were no incremental shares related to stock options as calculated under Statement of Financial Accounting Standards (“SFAS”) No. 123R because the addition of these shares to the diluted weighted average share calculation would be antidilutive.

(In thousands,
except per share data)	2009	2008
Net income available to common shareholders	$2,169	$2,042
Weighted average common shares - basic	24,374	24,482
Weighted average common shares - diluted	24,805	24,892
Earnings per common share - basic	$0.09	$0.08
Earnings per common share - diluted	$0.09	$0.08

Basic earnings per share is impacted by the number of shares required to be issued under the Company’s various deferred compensation plans.  Employees who participate in the Company’s deferred compensation plans can allocate their contributions to various investment options, including a Company Common Stock investment option.  The incremental weighted average shares attributable to the deferred compensation plans included in diluted outstanding shares assumes the participants opt to invest all of their contributions into the Company’s Common Stock investment option.

The following shows the composition of basic outstanding shares for the three months ended March 31, 2009 and 2008:

(in thousands)	2009	2008

Weighted average common shares outstanding	24,103	24,189
Weighted average shares attributable to the deferred compensation plans	271	293
Total weighted average shares - basic	24,374	24,482

The following shows the composition of diluted outstanding shares for the three months ended March 31, 2009 and 2008:

(in thousands)	2009	2008

Weighted average shares outstanding - basic (from above)	24,374	24,482
Incremental weighted average shares attributable to deferred compensation plans	354	250
Weighted average shares attributable to vested stock options	77	160
Incremental shares attributable to unvested stock options	—	—
Total weighted average shares - diluted	24,805	24,892

Note 5

Derivative Instruments and Hedging Activities

The Company is a party to forward loan sales contracts, which are utilized to mitigate exposure to fluctuations in interest rates related to closed loans which are held for sale and designated in a cash flow hedge relationship.

The Company designates these derivatives as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These hedges are recorded at fair value in the statement of condition as an other asset or other liability with a corresponding offset to accumulated other comprehensive income in shareholders’ equity. Amounts are reclassified from accumulated other comprehensive income to the income statement in the period or periods that the loan sale is reflected in income.

At March 31, 2009, accumulated other comprehensive income included an after-tax unrealized loss of $207,000 related to forward loan sales contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at March 31, 2009 that is related to the Company’s cash flow hedges will be recognized in earnings during the second quarter of 2009. For the three months ended March 31, 2009, the hedge ineffectiveness recorded through earnings was immaterial.

At March 31, 2009, the Company had $147.0 million in loan commitments and associated forward sales and had $175.5 million in forward sales associated with $175.5 million of loans held for sale. Loans held for sale that are classified as construction-to-permanent total $36.6 million at March 31, 2009 and are not sold forward until the construction phase has been completed.  At March 31, 2009, the fair value of the derivative asset was $3.2 million and the derivative liability was $4.2 million.

The Company has interest rate swaps to mitigate its exposure to interest rate risk for certain loans receivable.  In addition, the Company has two interest rate swaps for $10.0 million of the $20.0 million it has in trust preferred securities.  At March 31, 2009, accumulated other comprehensive income included an after-tax unrealized loss of $3,000 related to these interest rate swaps.  For the three months ended March 31, 2009, the hedge ineffectiveness recorded through earnings was immaterial.

Note 6

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at March 31, 2009 is as follows:

			Wealth Management
	Mortgage Banking		and Trust Services		Total
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization
Balance at December 31, 2008	$1,781	$841	$795	$536	$2,576	$1,377
2009 activity:
Customer relationship intangibles	—	50	—	10	—	60
Balance at March 31, 2009	$1,781	$891	$795	$546	$2,576	$1,437

The aggregate amortization expense was $60,000 and $63,000 for the three months ended March 31, 2009 and 2008, respectively.

The estimated amortization expense for the next five years is as follows:

(In thousands)
2009 (April – December)	$179
2010	238
2011	238
2012	238
2013	189
2014 and thereafter	57

The carrying amount of goodwill at March 31, 2009 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2008	$22	$10,120	$2,832	$12,974
Goodwill impairment charge	—	—	—	—
Balance at March 31, 2009	$22	$10,120	$2,832	$12,974

Goodwill of each of the Company’s business segments is tested for impairment on an annual basis or more frequently if events or circumstances warrant. During the period ended March 31, 2009, the Company performed an evaluation of the goodwill associated with its acquisition of its Trust Division, which is included in the wealth management and trust services segment, and no impairment was indicated.

Note 7

Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates up to one year or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  These instruments represent obligations of the Company to extend credit or guarantee borrowings and are not recorded on the consolidated statements of condition.  The rates and terms of these instruments are competitive with others in the market in which the Company operates.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  The Company evaluates each customer’s creditworthiness on a case-by-case basis and requires collateral to support financial instruments when deemed necessary.  The amount of collateral obtained upon extension of credit is based upon management’s evaluation of the counterparty.  Collateral held varies but may include deposits held by the Company, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at March 31, 2009 are collateralized.

At March 31, 2009, commitments to extend credit were $485.7 million and standby letters of credit were $13.0 million. The Company has a liability of $15,000 associated with standby letters of credit at March 31, 2009.  Commitments to extend credit of $147.0 million as of March 31, 2009 are related to the mortgage banking segment’s pipeline and are of a short term nature.

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

George Mason estimates a reserve (early pay-off reserve) for mortgage loans sold that are repaid by the borrower within a certain number of days following the loan sale, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of March 31, 2009 was $9,000.

George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor.  At March 31, 2009, this reserve had a balance of $1.9 million.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims.

In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans originated by the managed companies at the time of origination.  These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers’ failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, the managed company be responsible for buying back the loan.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.  In this instance, George Mason would establish an allowance on the receivable from the managed company.  There is no such allowance recorded at March 31, 2009 as management expects to fully recover amounts owed by managed companies as of March 31, 2009.

During the second quarter of 2008, George Mason entered into an agreement with a mortgage correspondent related to the loan purchase agreement between the two parties.  This agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $2.8 million payment to the correspondent.  The terms of this agreement require that the Company may be obligated to make additional payments to the correspondent in future periods based on certain conditions.  The Company believes the additional exposure under this agreement is not material.  The amount of this related exposure declines with the passage of time.

The Company has counter-party risk that may arise from the possible inability of George Mason’s third party investors to meet the terms of their forward sales contracts.  George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk.  The Company does not expect any third-party investor to fail to meet its obligation.  In addition, the Company has derivative counterparty risk relating to certain interest rate swaps it has third parties.  This risk may arise from the inability of the third party to meet the terms of the contracts.  The Company monitors the financial condition of these third parties on an annual basis.  The Company does not expect any of these third parties to fail to meet its obligations.

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

During the three months ended March 31, 2009, the Company did not designate any asset or liability to be measured at fair value under SFAS No. 159.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are shown below:

At March 31, 2009 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	194,210		194,210
Loans receivable	13,766		13,766
Derivative liability – interest rate swaps	2,038		2,038
Derivative asset – forward loan sales commitments	3,222		3,222
Derivative liability - forward loan sales commitments	2,168		2,168

As of January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The required disclosures include the fair value of derivative instruments and their gains and losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company’s strategies and objectives for using derivative instruments.  Below is a table disclosing the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at March 31, 2009.  In addition, the gains and losses related to these derivative instruments is provided for the three months ended March 31, 2009.

Derivative Instruments and Hedging Activities

At of March 31, 2009

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as
Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$2,039
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,951	Accrued Interest Payable and Other Liabilities	1,792
Total Derivatives Designated as
Hedging Instruments		1,951		3,831

Derivatives Not Designated as
Hedging Instruments
Forward Rate Lock Commitments	Accrued Interest Receivable and Other Assets	1,270	Accrued Interest Payable and Other Liabilities	375
Total Derivatives Not Designated as Hedging Instruments		1,270		375

Total Derivatives		$3,221		$4,206

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2009

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$(214)	Other Income	$214
Total		$(214)		$214

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing

Interest Rate Swaps	$(202)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(431)	Other Income	(1,029)	Other Income	1,029
Total	$(633)		$(1,029)		$1,029

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

The effects of fair value measurements for the interest rate lock commitment derivatives and forward sales contract derivatives on earnings for the three months ended March 31, 2009 were as follows and were all based on Level 2 inputs:

(in thousands)	Notional or Principal Amount	Expected Premium (Discount) to Par	Movement of Interest Rates	Security Price Change	Total Fair Value Adjustment

Rate lock commitments	$146,480	$895	$375	$—	$1,270

Forward sales contracts	293,477	—	—	(1,356)	(1,356)

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

Prior to the adoption of SAB No. 109 and SFAS No. 157, the fair value calculation for interest rate lock commitments and forward sales contracts only considered the effects of interest rate changes between the date of the rate lock and either the loan closing date or the balance sheet date.  For the three months ended March 31, 2009, the change in fair value of the interest rate lock commitments, loans held for sale, and forward loan sales contracts based only on changes in market interest rates was $1.4 million.   Interest rate movements have an offsetting impact on the security prices that serve to measure the fair value of these instruments.

Managed Company Loans

George Mason serves as a pass through conduit for the managed companies to sell loans to investors on the secondary market.  Concurrent with entering into a rate lock agreement with a borrower, the managed company loan is sold forward to an investor in the secondary market.  After the managed company closes the loan, it is assigned to George Mason.  George Mason then facilitates the transfer of the loan to the investor.  George Mason does not earn any spread or other fees from the loan assignment nor from the transfer to the investor.  All gains in the loan sale are earned by the managed company.  At March 31, 2009, loans held for sale includes $75.8 million of loans originated by the managed companies that will be delivered to the investors by George Mason.  Any change in the fair value of the loans held for sale originated by the managed company will result in an equal and offsetting change in liability to the managed company.

Note 9

Net Gains on Investment Securities Available-for-Sale and Held- for-Trading

For the three months ended March 31, 2009, the Company sold all shares of its Fannie Mae perpetual preferred stock for a net loss of $217,000.  The Company elected to sell these shares as a result of these shares being traded well below their par value following the placement of Fannie Mae into conservatorship by federal regulators during 2008.  The Company recognized an other-than-temporary impairment of $4.4 million on this investment in 2008.  Because of the minimal likelihood that these shares would recover, the Company made the decision to exit this type of investment security and no longer owns any similar equity investment in its investment securities portfolio.

At March 31, 2009, certain of the Company’s mortgage-backed and municipal investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company has the ability and intent to hold these investments for a period of time sufficient to allow for an anticipated recovery in value.

Additionally, the Company had trading losses of $631,000 as a result of the purchase of investments to economically hedge against fair value changes of the Company’s nonqualified deferred compensation plan liability.  Those investments were designated as trading securities under SFAS No.115, and changes in the fair value are reflected in earnings.  The trading losses were primarily the result of lower stock prices and were partially offset by a reduction in the period’s compensation expense associated with this benefit plan.

Note 10

Common Stock Issued to Employee Benefit Plans

The Company issued 287,000 shares of common stock during the three month period ended March 31, 2009.  These shares were issued to fund the Company’s obligation to its participants that had elected the Cardinal Common Stock investment option in its various nonqualified deferred compensation plans.  These shares were issued at $5.45 per share for a total addition to shareholders’ equity of $1.6 million.

PART I – FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2009 and December 31, 2008 and the unaudited results of our operations for the three months ended March 31, 2009 and 2008. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Part II, Item 1A of the Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We are a locally managed financial holding company headquartered in Tysons Corner, Virginia, committed to providing superior customer service, a diversified mix of financial products and services, and convenient banking to our retail and business customers. We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank, Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary, and Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm. Through these three subsidiaries and George Mason Mortgage, LLC (“George Mason”), a mortgage banking subsidiary of the Bank, we offer a wide range of traditional banking products and services to both our commercial and retail customers. In January 2009, the Bank opened a second mortgage subsidiary, Cardinal First Mortgage, LLC (“Cardinal First”).  Cardinal First originates mortgage loans for new homes and refinancing in Virginia, Maryland and Washington, D.C. principally for existing Cardinal Bank customers. Our commercial relationship managers focus on attracting small and medium-sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys. We have 25 branch office locations and six mortgage banking office locations and provide competitive products and services. We complement our core banking operations by offering a full range of investment products and services to our customers through our third-party brokerage relationship with Raymond James Financial Services, Inc., asset management services through Wilson/Bennett and services through our trust division which include trust, estates, custody, investment management, escrows, and retirement plans. The trust division is included, along with CWS and Wilson/Bennett, in the wealth management and trust services segment.

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

The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, accounting for economic hedging activities, accounting for impairment testing of goodwill, accounting for the impairment of amortizing intangible assets and other long-lived assets, and the valuation of deferred tax assets, and the fair value measurements of certain assets and liabilities.

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

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into best efforts delivery forward loan sales contracts. During the rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges under SFAS No. 133, as amended. The fair values of loan commitments and the fair values of forward loan sales contracts generally move in opposite directions, and the net impact of changes of these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and we record a loan held for sale and continue to be obligated under the same forward loan sales contract.   The forward sales contract is then designated as a hedge against the variability in cash to be received from the loan sale.  Loans held for sale are accounted for at the lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities.

Accounting for Impairment Testing of Goodwill

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

Fair Value Measurements

We determine the fair values of financial instruments based on the fair value hierarchy established in SFAS No. 157, Fair Value Measurements, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.  We carry our investment securities available-for-sale portfolio, certain loans receivable, derivative assets and derivative liabilities at fair value.  Our investment securities available-for-sale are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service.  This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.  Our interest rate swap derivatives are recorded at fair value using observable inputs from a national valuation service.  These inputs are applied to a third party industry-wide valuation model.

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

We have not designated any asset or liability to be measured at fair value under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment for FAS 115.  For additional information on the fair value of these assets, refer to Note 8 in our notes to the consolidated financial statements.

New Financial Accounting Standards

Effective January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The required disclosures include the fair value of derivative instruments and their gains and losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company’s strategies and objectives for using derivative instruments.  SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008.  The adoption provided for enhanced disclosure but otherwise did not have a material impact on our consolidated financial condition or results of operations.  Information pertaining to our derivative instruments can be found in Note 8 to the notes to the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (the “FSP”).  This standard modified the indicator of other-than-temporary impairment for debt securities.  In addition, it amended the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more likely than not that the entity will not have to sell prior to recovery of the noncredit impairment.  In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this standard will not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining When a Market for an Asset or a Liability is Active or Inactive and Determining When a Transaction is Distressed.  This standard reaffirmed the exit price objective of fair value measurements and provides guidance on inactive markets and distressed transactions.  This standard is to be applied prospectively and is effective for interim and annual periods ending June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this standard will not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This statement amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This statement also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this standard will not have a material impact on our consolidated financial condition or results of operations.

2009 Economic Environment

Our credit quality remains strong despite the challenges we face during the current economic environment.  At March 31, 2009, we have non-accrual loans totaling $5.6 million and loans contractually past due 90 days or more as to principal or interest of $386,000.  Net charge-offs were 0.15% of our average loans receivable for the quarter ended March 31, 2009. Our mortgage banking segment has profited from the recent actions taken by the Federal Reserve to reduce interest rates which has spurred an increase in mortgage activity as homeowners have reacted by applying to refinance their current mortgages and other consumers have seen an opportunity to purchase housing as it has become more affordable. Net income from our mortgage banking segment increased over 140% to $1.3 million for the first quarter of 2009 as compared to the same period of 2008.

The market dislocations that have been experienced in the financial markets over the past year continue to impact our results. Market illiquidity continues to impact certain portions of our investment securities portfolio, specifically the ratings of certain monoline insurance providers, which has affected the pricing of certain municipal securities in our portfolio. In addition, we hold an investment of $8.0 million in par value of pooled trust preferred securities, which are significantly below book value as of March 31, 2009 due to the lack of liquidity in the market.

The recessionary conditions together with deterioration in the overall economy may continue to affect these and other markets in which we do business and could adversely impact our results in 2009. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

While our loan growth was strong during the first quarter of 2009, continued negative economic conditions are likely to adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Continued deterioration in real estate values and household incomes could result in higher credit losses for us.  Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level or our credit exposure to individual entities and industries, may not function as we have anticipated.

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

On October 14, 2008, as a result of Emergency Economic Stabilization Act (“EESA”), the U.S. Treasury and Federal Deposit Insurance Corporation (“FDIC”) announced certain programs to encourage financial institutions to build capital and to strengthen confidence and encourage liquidity in the banking system.  Specifically, the U.S. Treasury announced a voluntary Capital Purchase Program (“CPP”), pursuant to which the U.S. Treasury will purchase up to $250 billion of senior preferred securities from eligible U.S. financial institutions on standardized terms.  This amount was subsequently increased to $350 billion. On December 12, 2008, we announced that our application for $41.2 million in capital under the CPP had received the U.S. Treasury’s preliminary approval.  Upon preliminary approval, our Board of Directors performed careful analysis and decided to decline to participate in the CPP concluding that the significant expense of the program and challenge to prudently and profitably deploy the capital were inconsistent with our long term strategic objectives, and that the participation in the CPP would not be in the best interest of our shareholders.

In addition, the FDIC announced a Temporary Liquidity Guarantee Program pursuant to which the FDIC will guarantee certain newly-issued senior unsecured debt issued by eligible institutions on or before June 30, 2009, as well as funds in noninterest-bearing transaction deposit accounts held by FDIC-insured banks until December 31, 2009.  We elected to participate in both of these programs.

In addition to the ESSA, the U.S. government has continued to respond to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives.  The recently enacted American Recovery and

Reinvestment Act (“ARRA”) is intended to expand and establish government spending programs and provide tax cuts to stimulate the economy.  Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the U.S. government’s recently announced foreclosure prevention program.  The final form of any such programs or initiatives or related legislation cannot be known at this time.  There can be no assurance as to the impact these programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of these efforts to stabilize the financial markets and a continuation or worsening of current or financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, our regulatory capital position or the trading price of our common stock.

Statements of Income

General

For the three months ended March 31, 2009 and 2008, we reported net income of $2.2 million and $2.0 million, respectively.  Net interest income after the provision for loan losses decreased $612,000 to $9.4 million for the three months ended March 31, 2009 compared to $10.0 million for the three months ended March 31, 2008.  The decrease in net interest income after provision for loan losses is a direct result of an increase in our provision for loan losses for the three months ended March 31, 2009 of $896,000 to $1.2 million compared to $320,000 for the same period of 2008.  Net interest income increased $284,000 to $10.6 million for the three months ended March 31, 2009 compared to $10.3 million for the three months ended March 31, 2008.  Noninterest income for the three months ended March 31, 2009 was $5.8 million, an increase of $1.1 million, or 25%, compared to $4.6 million for the three months ended March 31, 2008.  The increase in noninterest income is primarily due to an increase in realized and unrealized gains on mortgage banking activities, which increased $1.0 million to $3.3 million for the three months ended March 31, 2009 compared to $2.3 million for the quarter ended March 31, 2008.  For the three months ended March 31, 2009, noninterest expense increased slightly to $12.0 million, an increase of $214,000 or 2%, from $11.8 million for the three months ended March 31, 2008.  The increase in noninterest expense for the three months ended March 31, 2009 as compared to the same period of 2008 was mostly due to the increase in our FDIC insurance assessment, which increased $235,000 for the first quarter of 2009 as compared to the same quarter of 2008.

For the three months ended March 31, 2009, basic and diluted income per common share were each $0.09.  Basic and diluted income per common share for the three months ended March 31, 2008 were each $0.08.  Weighted average fully diluted shares outstanding for the three months ended March 31, 2009 and 2008 were 24,805,337 and 24,891,673, respectively.

Return on average assets for the three months ended March 31, 2009 and 2008 were each 0.50%. Return on average equity for the three months ended March 31, 2009 and 2008 was 5.38% and 5.06%, respectively.

General —Business Segments

Net income attributable to the commercial banking segment for the three months ended March 31, 2009 and 2008 was $1.7 million and $2.2 million, respectively.  The 2009 results reported were impacted by an increase in our provision for loan losses of $870,000 to $1.2 million as compared to $320,000 for the three months ended March 31, 2008.  The increase in provision expense is related to current economic and market conditions and modest loan charge-offs for the first quarter of 2009.

The mortgage banking segment reported net income of $1.3 million for the three months ended March 31, 2009 compared to net income of $542,000 for the three months ended March 31, 2008.  The increase in net income for the three months ended March 31, 2009 was primarily attributable to an increase in loan origination volume due to the decrease in mortgage interest rates and availability of affordable housing.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded net income of $10,000 and $18,000 for the three month periods ended March 31, 2009 and 2008, respectively.

Net Interest Income

Net interest income represents the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended March 31, 2009 and 2008 was $10.6 million and $10.3 million, respectively, a period-to-period increase of $284,000, or 3%. The yields on both our assets and liabilities fell during the quarter as interest rates decreased.  During 2008 and 2009, we have primarily been liability sensitive, which means that we have more liabilities repricing than assets in the current decreasing interest rate environment, which has allowed us to maintain our net interest margin in this decreasing rate environment.

Specifically, interest income on loans receivable decreased $1.3 million for the three months ended March 31, 2009 compared to the same three month period of 2008.  Interest income on investment securities decreased $727,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  The decrease in interest income on loans receivable is directly related to the current decreased interest rate environment.  The decrease in interest income on investment securities is directly related to the lower balances of investment securities we hold due to the securities sales and calls that have occurred over the past year.  Total interest expense has decreased $2.9 million for the three months ended March 31, 2009 as compared to the same period of 2008.  The decrease in total interest expense is mostly related to the decreases we have taken in the interest rates we pay on our interest checking and savings deposit accounts.

We have certain loans and investment securities for which a portion of the income realized is tax-exempt.  Net interest income on a tax equivalent basis for the three months ended March 31, 2009 and 2008 was $10.7 million and $10.4 million, respectively.

Our net interest margin, which equals net interest income divided by average earning assets, was 2.61% and 2.69% for the three months ended March 31, 2009 and 2008, respectively.  The decrease in the net interest margin for the three months ended March 31, 2009 compared to the same periods of 2008 is a result of a greater decrease in yields earned for average earning assets over the decrease in the cost of our interest-bearing liabilities, a direct result of the current interest rate environment.  Tables 1 and 2 present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended March 31, 2009, 2008, and 2007

(In thousands)

	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$170,513	$2,092	4.91%	$137,047	$2,355	6.87%	$103,408	$1,949	7.54%
Real estate - commercial	489,712	7,651	6.25%	415,147	6,839	6.59%	324,412	5,340	6.58%
Real estate - construction	179,708	1,766	3.93%	190,882	3,222	6.75%	160,346	3,382	8.44%
Real estate - residential	206,975	2,828	5.46%	211,965	3,002	5.67%	197,781	2,676	5.41%
Home equity lines	105,867	976	3.74%	85,169	1,158	5.45%	63,827	1,167	7.31%
Consumer	2,513	36	5.89%	2,759	51	7.39%	4,880	94	7.70%
Total loans	1,155,288	15,349	5.31%	1,042,969	16,627	6.38%	854,654	14,608	6.84%

Loans held for sale	171,812	1,825	4.25%	139,336	2,129	6.11%	248,962	4,379	7.04%
Investment securities - trading	—	—	0.00%	—	—	0.00%	45	1	4.56%
Investment securities available-for-sale	232,342	2,988	5.14%	265,248	3,406	5.14%	241,383	2,896	4.80%
Investment securities held-to-maturity	49,059	484	3.95%	70,499	749	4.25%	96,158	1,002	4.17%
Other investments	15,633	(19)	-0.50%	14,614	218	5.97%	8,727	127	5.82%
Federal funds sold	23,163	13	0.23%	18,696	137	2.93%	79,911	1,024	5.13%
Total interest-earning assets and interest income (2)	1,647,297	20,640	5.01%	1,551,362	23,266	6.00%	1,529,840	24,037	6.28%

Noninterest-earning assets:
Cash and due from banks	$91			$8,631			$9,390
Premises and equipment, net	16,307			18,280			20,180
Goodwill and other intangibles, net	14,153			17,213			17,469
Accrued interest and other assets	57,258			52,074			46,659
Allowance for loan losses	(14,727)			(11,802)			(9,744)
Total assets	$1,720,379			$1,635,758			$1,613,794

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	119,175	376	1.28%	124,837	835	2.68%	129,251	921	2.88%
Money markets	44,307	147	1.33%	42,327	293	2.77%	63,739	379	2.38%
Statement savings	261,450	1,185	1.84%	375,022	3,301	3.53%	351,121	4,168	4.76%
Certificates of deposit	606,588	5,049	3.33%	450,488	4,918	4.37%	568,904	6,602	4.64%
Total interest - bearing deposits	1,031,520	6,757	2.66%	992,674	9,347	3.78%	1,113,015	12,070	4.40%

Other borrowed funds	374,121	3,142	3.41%	339,665	3,473	4.10%	199,725	2,040	4.14%

Total interest-bearing liabilities and interest expense	1,405,641	9,899	2.86%	1,332,339	12,820	3.86%	1,312,740	14,110	4.36%

Noninterest-bearing liabilities:
Demand deposits	133,775			122,408			123,567
Other liabilities	19,569			19,654			20,496
Common shareholders’ equity	161,394			161,357			156,991
Total liabilities and shareholders’ equity	$1,720,379			$1,635,758			$1,613,794

Net interest income and net interest margin (2)		$10,741	2.61%		$10,446	2.69%		$9,927	2.60%

(1)	Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.
(2)

Interest income for loans receivable, investment securities available-for-sale and fed funds sold (which includes investments in money market preferred stock) is reported on a fully taxable-equivalent basis at a rate of 34%.

Rate and Volume Analysis

Three Months Ended March 31, 2009, 2008, and 2007

(In thousands)

	2009 Compared to 2008			2008 Compared to 2007
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$575	$(838)	$(263)	$634	$(228)	$406
Real estate - commercial	1,228	(416)	812	1,493	6	1,499
Real estate - construction	(189)	(1,267)	(1,456)	644	(804)	(160)
Real estate - residential	(66)	(108)	(174)	192	134	326
Home equity lines	269	(451)	(182)	387	(396)	(9)
Consumer	(6)	(9)	(15)	(41)	(2)	(43)
Total loans	1,811	(3,089)	(1,278)	3,309	(1,290)	2,019

Loans held for sale	496	(800)	(304)	(1,928)	(322)	(2,250)
Investment securities - trading	—	—	—	(1)	—	(1)
Investment securities available-for-sale	(420)	2	(418)	286	224	510
Investment securities held-to-maturity	(228)	(37)	(265)	(267)	14	(253)
Other investments	16	(253)	(237)	86	5	91
Federal funds sold	32	(156)	(124)	(785)	(102)	(887)
Total interest income (2)	1,707	(4,333)	(2,626)	700	(1,471)	(771)

Interest expense:

Interest - bearing deposits:

Interest checking	(45)	(414)	(459)	(22)	(64)	(86)
Money markets	13	(159)	(146)	(127)	41	(86)
Statement savings	(1,016)	(1,100)	(2,116)	281	(1,148)	(867)
Certificates of deposit	1,700	(1,569)	131	(1,375)	(309)	(1,684)
Total interest - bearing deposits	652	(3,242)	(2,590)	(1,243)	(1,480)	(2,723)

Other borrowed funds	313	(644)	(331)	1,463	(30)	1,433
Total interest expense	965	(3,886)	(2,921)	220	(1,510)	(1,290)

Net interest income (2)	$742	$(447)	$295	$480	$39	$519

(1)	Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.
(2)

Interest income for loans receivable, investment securities available-for-sale and fed funds sold (which includes investments in money market preferred stock) is reported on a fully taxable-equivalent basis at a rate of 34%.

(3)	Changes attributable to rate/volume have been allocated to volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2009 and 2008 was $1.2 million and $320,000, respectively. During the first quarter of 2009, we charged off a residential loan held at George Mason totaling $167,000 and two residential loans at the Bank totaling $219,000.  In addition, an installment loan at the Bank totaling $49,000 was charged-off during the first quarter of 2009.  In addition to the above mentioned charge-offs, our provision expense was impacted by an increase in watch list credits and net new loan growth in addition to our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses at March 31, 2009 and December 31, 2008 were $15.3 million and $14.5 million, respectively. Our allowance for loan losses ratio to loans receivable, net were 1.30% and 1.27% at March 31, 2009 and December 31, 2008, respectively.  Nonperforming loans at March 31, 2009 and December 31, 2008, were $6.0 million and $5.0 million, respectively.

While our loan growth was strong during the first quarter of 2009, continued negative economic conditions are likely to adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Continued deterioration in real estate values and household incomes could result in higher credit losses for us.  Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level or our credit exposure to individual entities and industries, may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in Tables 3, 4 and 5, respectively.

Allowance for Loan Losses

Three Months Ended March 31, 2009 and 2008

(In thousands)

	2009	2008
Beginning balance, January 1	$14,518	$11,641

Provision for loan losses	1,216	320

Loans charged off:
Commercial and industrial	—	(16)
Residential	(386)	—
Consumer	(49)	(87)
Total loans charged off	(435)	(103)

Recoveries:
Commercial and industrial	4	—
Consumer	—	—
Total recoveries	4	—

Net (charge offs) recoveries	(431)	(103)

Ending balance, March 31,	$15,303	$11,858

	March 31,	December 31,
	2009	2008
Loans:
Balance at period end	$1,172,681	$1,139,348
Allowance for loan losses to loans receivable net of fees	1.30%	1.27%
Annualized net charge-offs to average loans receivable	0.15%	0.24%

Allocation of the Allowance for Loan Losses

At March 31, 2009 and December 31, 2008

(In thousands)

	March 31,		December 31,
	2009		2008
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,521	15.83%	$2,129	14.12%
Real estate - commercial	7,356	44.45%	6,110	41.41%
Real estate - construction	2,205	13.08%	3,118	16.53%
Real estate - residential	2,083	17.21%	2,138	18.57%
Home equity lines	1,083	9.23%	965	9.16%
Consumer	55	0.20%	58	0.21%

Total allowance for loan losses	$15,303	100.00%	$14,518	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At March 31, 2009 and December 31, 2008

(In thousands)

	March 31,	December 31,
	2009	2008
Nonaccruing loans	$5,638	$4,671

Loans contractually past-due 90 days or more	386	379

Total nonperforming loans	$6,024	$5,050

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and management fee income, and continues to be an important factor in our operating results. Noninterest income for the three months ended March 31, 2009 and 2008 were $5.8 million and $4.6 million, respectively, an increase of $1.1 million, or 25%.   Realized and unrealized gains on mortgage banking activities by our mortgage banking segment for the three months ended March 31, 2009 and 2008 were $3.3 million and $2.3 million, respectively, an increase of $1.0 million, or 44%.  Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination. Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.  Income from loan services charges increased $523,000 to $833,000 for the three months ended March 31, 2009, compared to

$310,000 for the same period of 2008.  Management fee income for the three months ended March 31, 2009 and 2008 was $331,000 and $84,000, respectively, an increase of $247,000. Management fee income represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales. The increases in realized and unrealized gains on mortgage banking activities, loan service charges and management fee income is directly related to the increase in loan origination activity and sales volume occurring in the mortgage banking segments as a result of the decreases in mortgage rates and the availability of affordable homes during the first quarter of 2009.

Service charges on deposit accounts decreased $55,000 to $472,000 for the three months ended March 31, 2009 compared to $527,000 for the same period of 2008.

Investment fee income decreased $90,000 to $810,000 for the three months ended March 31, 2009 compared to $900,000 for the same period of 2008. The decrease in investment fee income is attributable to the decrease in net commissions earned at CWS as a result of employee turnover in that subsidiary and decreased fee income at our trust division due to the loss of low margin custody relationships with two clients.

For the three month period ended March 31, 2009, we recorded net gains on sales of investment securities available-for-sale of $552,000.  Included in these net gains, were net losses on sales of investment securities available-for-sale of $217,000 which resulted from the sale of all of our shares of Fannie Mae perpetual preferred stock.  Additionally, we had trading losses of $631,000 as a result of our purchase of investments to economically hedge against fair value changes of the Company’s nonqualified deferred compensation plan liability.  These investments are included in Other Assets on the statement of condition at March 31, 2009. The trading losses were primarily the result of lower stock prices and were partially offset by a reduction in the period’s compensation expense associated with this benefit plan.

Noninterest income represented 35% and 31% of our total revenues for the three months ended March 31, 2009 and 2008, respectively.

Noninterest Expense

Noninterest expense includes salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended March 31, 2009 was $12.0 million, compared to $11.8 million for the same period of 2008, an increase of $214,000, or 2%.  The increase in noninterest expense for the three months ended March 31, 2009 as compared to the same period of 2008 was a result an increase in our FDIC insurance assessment during the first quarter of 2009. Our FDIC insurance assessment increased $235,000 for the first quarter of 2009 as compared to the same period of 2008 as a result of the changes made by the FDIC over the past several months to replenish the levels of the Bank Institution Fund as a result of recent bank failures.  In addition, additions made to George Mason’s repurchase reserves increased $580,000 for the three months ended March 31, 2009 as compared to the same period of 2008.  Salary and benefits expense decreased $517,000 for the three months ended March 31, 2009 compared to the same period of 2008 due to the decrease in the level of staffing at the commercial banking and wealth management business segments.

Income Taxes

For the three months ended March 31, 2009, we recorded a provision for income taxes of $953,000, compared to $761,000 for the same period of 2008.  Our effective tax rate for the three months ended March 31, 2009 and 2008 was 30.5% and 27.2%, respectively.  The increase in our effective tax rate is primarily a result of a decrease in income from our tax-exempt investments during the first quarter of 2009 as compared to the same period of 2008.  In addition, our tax exempt income is a smaller percentage of our overall net income for the three months ended March 31, 2009 compared to March 31, 2008.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $1.79 billion and $1.74 billion at March 31, 2009 and December 31, 2008, respectively.  The increase in our total assets was primarily driven by the increase in total deposits.  Total deposits increased $30.2 million to $1.21 billion at March 31, 2009 compared to $1.18 billion at December 31, 2008.

Investment Securities

Investment securities were $241.0 million at March 31, 2009, compared to $315.5 million at December 31, 2008, a decrease of $74.5 million. The decrease in investment securities is primarily due to sales, calls and maturities of certain of our U.S. government sponsored agency and mortgage-backed securities, which was primarily reinvested funds received from these transactions in our loan portfolio.  The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. At March 31, 2009, investment securities available-for-sale were $194.2 million and investment securities held-to-maturity were $46.8 million. At December 31, 2008, investment securities available-for-sale were $265.4 million and investment securities held-to-maturity were $50.2 million.  See Table 6 for additional information on our investment securities portfolio.

We complete reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2009, 82% of the par value of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2009, 93% of our mortgage-backed investment securities portfolio are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).  During the third quarter of 2008, FNMA and FHLMC were placed into conservatorship by federal regulators.  We expect to receive full payment of interest and principal on the securities in the investment portfolio.

We have $12.4 million in non-government non-agency mortgage-backed securities.  These securities are rated AAA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At March 31, 2009 certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated decrease in values are not a result of permanent credit impairment. Municipal securities, with an amortized cost of $33.3 million at March 31, 2009, are the primary component of the unrealized losses in the available-for-sale investment securities portfolio at March 31, 2009.  The majority of our municipal securities have been downgraded to AA or single A status due to the downgrades of the monoline insurance companies that insured those bonds.  The downgraded bonds remain general obligations of the municipalities and while prices for these municipal securities are generally below book value, we expect to receive payment of all principal amounts due to us.  There is no other-than-temporary impairment on these municipal securities or any other securities in our investment portfolio.

In addition, our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at March 31, 2009.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  Two of the securities have composite ratings of AA.  One of the securities has a composite rating of BBB+, and one has a composite rating of BBB-.  These ratings are consistent with the grades from the other rating agencies.  There is minimal observable trading activity for these types of securities.  We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments and concluded that these securities are not other-than-temporarily impaired.

At September 30, 2008, we recorded an other-than-temporary impairment of $4.4 million related to our investment in Fannie Mae perpetual preferred stock.  This impairment was due to the shares being traded well below their par value following the placement of Fannie Mae into conservatorship by federal regulators in September 2008.  During the first quarter of 2009, we sold all of our Fannie Mae perpetual preferred stock for a net loss of $217,000.

We hold $15.7 million in FHLB stock at March 31, 2009.  In September 2008, the FHLB announced a change in their dividend declaration and payment schedule beginning during the fourth quarter of 2008.  The change was initiated so that the dividend can be declared and paid to member banks after the FHLB has calculated their net income for the preceding quarter.  It was announced that the fourth quarter dividend would be declared and paid at the end of January 2009.  On March 31, 2009, the Board of Directors announced that no dividend would be declared for the fourth quarter of 2008.

Investment Securities

At March 31, 2009 and December 31, 2008

(In thousands)

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at March 31, 2009
U.S. government-sponsored agencies
Five to ten years	$5,738	$5,742	5.13%
Total U.S. government-sponsored agencies	5,738	5,742	5.13%

Mortgage-backed securities (1)
One to five years	178	178	4.38%
Five to ten years	16,366	16,991	5.02%
After ten years	135,428	138,748	5.39%
Total mortgage-backed securities	151,972	155,917	5.35%

Municipal securities (2)
After ten years	33,266	31,951	4.09%
Total municipal securities	33,266	31,951	4.09%

U. S. treasury securities
One to five years	600	600	1.02%
Total U.S. treasury securities	600	600	1.02%
Total investment securities available-for-sale	$191,576	$194,210	5.11%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at March 31, 2009
U.S. government-sponsored agencies
One to five years	$2,001	$2,015	4.30%
Total U.S. government-sponsored agencies	2,001	2,015	4.30%

Mortgage-backed securities (1)
One to five years	1,678	1,709	4.29%
Five to ten years	8,737	8,987	4.46%
After ten years	26,415	26,755	4.41%
Total mortgage-backed securities	36,830	37,451	4.42%

Corporate bonds
After ten years	8,004	3,718	2.62%
Total corporate bonds	8,004	3,718	2.62%
Total investment securities held-to-maturity	46,835	43,184	4.11%

Total investment securities	$238,411	$237,394	4.91%

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at December 31, 2008
U.S. government-sponsored agencies
One to five years	$24,917	$24,962	5.28%
Five to ten years	436	166	8.25%
Total U.S. government-sponsored agencies	25,353	25,128	5.33%

Mortgage-backed securities (1)
One to five years	4,263	4,277	4.19%
Five to ten years	42,503	43,626	4.45%
After ten years	158,969	160,301	5.27%
Total mortgage-backed securities	205,735	208,204	5.08%

Municipal securities (2)
After ten years	33,265	31,424	4.09%
Total U.S. treasury securities	33,265	31,424	4.09%

U. S. treasury securities
One to five years	598	600	1.02%
Total U.S. treasury securities	598	600	1.02%
Total investment securities available-for-sale	$264,951	$265,356	4.97%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at December 31, 2008
U.S. government-sponsored agencies
One to five years	$2,001	$2,025	4.30%
Total U.S. government-sponsored agencies	2,001	2,025	4.30%

Mortgage-backed securities (1)
One to five years	1,836	1,867	4.26%
Five to ten years	9,267	9,463	4.45%
After ten years	29,075	29,142	4.39%
Total mortgage-backed securities	40,178	40,472	4.40%

Corporate bonds
After ten years	8,004	3,262	4.09%
Total corporate bonds	8,004	3,262	4.09%
Total investment securities held-to-maturity	50,183	45,759	4.34%

Total investment securities	$315,134	$311,115	4.87%

(1)  Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

Loans Receivable

Loans receivable, net of deferred fees and costs, were $1.17 billion at March 31, 2009 and $1.14 billion at December 31, 2008, an increase of $33.3 million.  See Table 7 for details on the loans receivable portfolio. During the quarter ended March 31, 2009, the mix of our loan portfolio changed slightly, with increases in commercial and industrial loans and commercial real estate loans, and decreases in real estate construction and real estate residential loans.  Loans held for sale at March 31, 2009 was $212.1 million compared to $157.0 million at December 31, 2008, an increase of $55.1 million.  Loans held for sale are valued at the lower of cost or market value.

The increase in loans held for sale at March 31, 2009 compared to December 31, 2008 is due to the decreased mortgage interest rate environment and consumers taking advantage of the affordable housing market.

Loans Receivable

At March 31, 2009 and December 31, 2008

(In thousands)

	March 31, 2009		December 31, 2008

Commercial and industrial	$185,703	15.83%	$160,989	14.12%
Real estate - commercial	521,504	44.45%	472,131	41.41%
Real estate - construction	153,435	13.08%	188,484	16.53%
Real estate - residential	201,986	17.21%	211,651	18.57%
Home equity lines	108,311	9.23%	104,370	9.16%
Consumer	2,388	0.20%	2,393	0.21%

Gross loans	$1,173,327	100.00%	$1,140,018	100.00%

Net deferred (fees) costs	(646)		(670)
Less: allowance for loan losses	(15,303)		(14,518)

Loans receivable, net	$1,157,378		$1,124,830

Deposits

Total deposits were $1.21 billion at March 31, 2009 compared to $1.18 billion at December 31, 2008. We had increases in our noninterest bearing checking products, interest bearing and money market checking accounts, savings accounts and certificates of deposit. Overall, deposit balances increased as customers are seeking smaller financial institutions to deposit their money with as result of the current economic turmoil and are increasing the balances held with financial institutions as a result of the increased protection of their money by the FDIC.  See Table 8 for details on certificates of deposit with balances of $100,000 or more. During 2008, we joined the Certificates of Deposit Account Registry Service (“CDARS”).   CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At March 31, 2009 and December 31, 2008, we had $64.1 million and $53.5 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $28.2 million and $35.7 million at March 31, 2009 and December 31, 2008, respectively.

Certificates of Deposit of $100,000 or More

At March 31, 2009

(In thousands)

Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$29,982	$52,729	$82,711
Over three months through six months	19,360	25,304	44,664
Over six months through twelve months	51,495	3,307	54,802
Over twelve months	64,409	1,944	66,353
	$165,246	$83,284	$248,530

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds increased $1.4 million to $368.6 million at March 31, 2009, compared to $367.2 million at December 31, 2008.  Treasury, Tax & Loan Note option borrowings increased $933,000 to $1.6 million at March 31, 2009 compared to $692,000 at December 31, 2008.  FHLB advances remained at $280.0 million at March 31, 2009 compared to December 31, 2008. Customer repurchase agreements increased $490,000 to $66.4 million at March 31, 2009 compared to $65.9 million at December 31, 2008.  We had no federal funds purchased at each of March 31, 2009 and December 31, 2008.  Table 9 provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At March 31, 2009

(In thousands)

		Amount
Short-term borrowed funds:
TT&L note option	0.34%	$1,625
Customer repurchase agreements	0.64%	66,377
Total short-term borrowed funds and weighted average rate	0.63%	$68,002
Other borrowed funds:
Trust preferred	4.69%	$20,619
FHLB advances - long term	3.98%	280,000
Other borrowed funds and weighted average rate	4.03%	$300,619

Total other borrowed funds and weighted average rate	3.40%	$368,621

Shareholders’ Equity

Shareholders’ equity at March 31, 2009 was $162.8 million compared to $158.0 million at December 31, 2008, an increase of $4.8 million, or 3%. During the three months ended March 31, 2009, we issued 287,000 shares of our common stock to employee benefit plans for a total addition of $1.6 million to shareholder’s equity.  In addition, our accumulated other comprehensive income increased $1.2 million for the year to date March 31, 2009, which was primarily related to the change in the market value of our available-for-sale investment securities.  Net income for the quarter of $2.2 million also contributed to our increase in shareholders’ equity.  Book value per share at March 31, 2009 was $6.70 compared to $6.58 at December 31, 2008. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at March 31, 2009 was $6.07 compared to $6.00 at December 31, 2008.

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

For the three months ended March 31, 2009, the commercial banking segment recorded net income of $1.7 million compared to net income of $2.2 million for the same period of 2008. The decrease in net income is primarily related to an increase in the provision for loan losses of $870,000 to $1.2 million during the first quarter of 2009 as compared to $320,000 for the same period of 2008.  Operating results for this business segment were supplemented by an increase in net interest income and noninterest income for the three months ended March 31, 2009 as compared to the same periods of 2008.  Net interest income increased $175,000 to $10.1 million for the three months ended March 31, 2009, compared to $10.0 million for the three months ended March 31, 2008.  Noninterest income increased $273,000 to $1.3 million for the three months ended March 31, 2009 compared to $1.1 million for the three months ended March 31, 2008.  The increase in noninterest income for the three months ended March 31, 2009 compared to the same period of 2008 was primarily related to gains recorded on sales of investment securities held-for-sale.  Noninterest expense increased $232,000 to $7.9 million for the three months ended March 31, 2009 compared to $7.7 million for the same period of 2008.  The increase in noninterest expense for the first quarter of 2009 compared to the same period of 2008 was primarily related to the increase in our FDIC insurance assessment for the first quarter of 2009.  At March 31, 2009, total assets for this segment were $1.75 billion, loans receivable, net of deferred fees and costs, were $1.17 billion and total deposits were $1.21 billion. At March 31, 2008, total assets were $1.67 billion, loans receivable, net of deferred fees and costs, were $1.04 billion and total deposits were $1.14 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason, and, as of the first quarter of 2009, Cardinal First. The Bank opened Cardinal First to originate mortgage loans for new homes and refinancing in Virginia, Maryland and Washington, D.C., principally for existing Cardinal Bank customers. Both George Mason and Cardinal First engage primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended March 31, 2009 and 2008, the mortgage banking segment recorded net income of $1.3 million and $542,000, respectively. The increase in net income is primarily attributable to the decrease in mortgage interest rates and the availability of affordable housing for consumers in our market.  Noninterest income increased $1.6 million to $4.2 million for the three months ended March 31, 2009 compared to $2.6 million for the same three month period of 2008, the increase being related to the increase in our loan origination and sales volumes.  Noninterest expense increased $401,000 to $3.0 million for the three months ended March 31, 2009 compared to $2.6 million for the same three month period of 2008.  The increase in noninterest expense is related to the increase in repurchase reserves at George Mason for the first quarter of 2009.  At March 31, 2009, total assets for this segment were $224.6 million; loans held for sale were $212.1 million and mortgage funding checks were $27.1 million. At March 31, 2008, total assets were $169.1 million; loans held for sale were $153.3 million and mortgage funding checks were $6.3 million.

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

For the three months ended March 31, 2009 and 2008, the wealth management and trust services segment recorded net income of $10,000 and $18,000, respectively. For the three months ended March 31, 2009 and 2008, noninterest income was $821,000 and $900,000, respectively.  Noninterest expense for the three months ended March 31, 2009 and 2008 was $806,000 and $873,000, respectively.  At March 31, 2009, total assets were $3.5 million and managed and custodial assets were $2.6 billion. At March 31, 2008, total assets for this segment were $3.7 million and managed and custodial assets were $3.4 billion. The decrease in managed and custodial assets and the related noninterest income is primarily attributable to a decrease in managed assets at our trust division due to the loss of low margin custody relationships with two clients and the departure of certain personnel at CWS.

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

At March 31, 2009, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 11.53% and 12.60%, respectively. Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.

At December 31, 2008, our Tier 1 and total risk-based capital ratios were 11.67% and 12.72%, respectively.  Table 10 provides additional information pertaining to our capital ratios.

Capital Components

At March 31, 2009 and December 31, 2008

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Financial Corporation (Consolidated):	Amount	Ratio	Amount		Ratio	Amount		Ratio

At March 31, 2009
Total risk-based capital/Total capital to risk-weighted assets	$183,113	12.60%	$116,266	>	8.00%	$145,333	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	167,614	11.53%	58,133	>	4.00%	87,200	>	6.00%
Tier I capital/Total capital to average assets	167,614	9.82%	68,249	>	4.00%	85,311	>	5.00%

At December 31, 2008
Total risk-based capital/Total capital to risk-weighted assets	$178,420	12.72%	$112,207	>	8.00%	$140,259	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	163,716	11.67%	56,104	>	4.00%	84,156	>	6.00%
Tier I capital/Total capital to average assets	163,716	9.90%	66,168	>	4.00%	82,711	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio

At March 31, 2009
Total risk-based capital/Total capital to risk-weighted assets	$172,749	11.95%	$115,695	>	8.00%	$144,619	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	157,250	10.87%	57,847	>	4.00%	86,771	>	6.00%
Tier I capital/Total capital to average assets	157,250	9.25%	68,031	>	4.00%	85,038	>	5.00%

At December 31, 2008
Total risk-based capital/Total capital to risk-weighted assets	$168,513	12.04%	$111,957	>	8.00%	$139,946	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	153,810	10.99%	55,978	>	4.00%	83,968	>	6.00%
Tier I capital/Total capital to average assets	153,810	9.32%	66,018	>	4.00%	82,523	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing business activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable. The required payments under such obligations are detailed in Table 11.

Contractual Obligations

At March 31, 2009

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$526,001	$378,525	$76,712	$70,404	$360

Brokered certificates of deposit	92,285	90,349	1,936	—	—

Advances from the Federal Home Loan Bank of Atlanta	280,000	—	10,000	115,000	155,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	16,304	4,827	2,628	5,503	3,346

Total	$935,209	$473,701	$91,276	$190,907	$179,325

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

At March 31, 2009, commitments to extend credit were $485.7 million and standby letters of credit were $13.0 million. The liability associated with standby letters of credit at March 31, 2009 was $15,000.  Commitments to extend credit of $147.0 million as of March 31, 2009 are related to the mortgage banking segment’s pipeline and are of a short term nature.

We have counter-party risk which may arise from the possible inability of George Mason’s third-party investors to meet the terms of their forward sales contracts. George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk.  We do not expect any third-party investor to fail to meet its obligation.  In addition, we have derivative counterparty risk relating to certain interest rate swaps we have with third parties.  This risk may arise from the inability of the third party to meet the terms of the contract.  We continuously monitor the financial condition of these third parties.  We do not expect these third parties to fail to meet their obligations.

George Mason estimates a reserve (early pay-off reserve) for mortgage loans sold that are repaid by the borrower within a certain number of days following the loan sale, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor pursuant to the loan sale agreement.  The reserve at March 31, 2009 was $9,000.

George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. At March 31, 2009, this reserve had a balance of $1.9 million.  We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.

In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans originated by managed companies at the time of origination.  These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable, the managed company be responsible for buying back the loan.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.  In this instance, George Mason would establish an allowance on the receivable from the managed company.  There is no such allowance recorded at March 31, 2009 as management expects to fully recover amounts owed by managed companies as of March 31, 2009.

During the second quarter of 2008, George Mason entered into an agreement with a mortgage correspondent related to the loan purchase agreement between the two parties.  The agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $2.8 million payment to the correspondent.  The terms of this agreement require that we may be obligated to make additional payments to the correspondent in future periods based on certain conditions.  We believe the additional exposure under this agreement is not material.  The amount of the exposure declines with the passage of time.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $272.1 million at March 31, 2009 or 15% of total assets. We held investments that are classified as held-to-maturity in the amount of $46.8 million at March 31, 2009. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its residential real estate loan portfolio to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial real estate and commercial & industrial portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at March 31, 2009 was $19 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $451 million at March 31, 2009. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

At March 31, 2009, we were asset sensitive for the entire two year simulation period.   Asset sensitive means that yields on the Bank’s interest-earning assets will rise faster than interest-bearing liability costs in a rising rate environment.  For a declining rate environment, asset yields will fall faster than interest-bearing liability costs.  Being asset sensitive our net interest income should increase in a rising rate scenario.  In the up 200 basis point scenario, our net interest income would improve by not more than 4.5% for the one year period and by not more than 7.7% over the two year time horizon.  In the down 100 basis point scenario the interest rate risk model indicates that our net interest income will be nearly unchanged from the base case over the one year period and the two year time horizon.

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

At March 31, 2009, we were asset sensitive for the entire two year simulation period.   Asset sensitive means that yields on the Bank’s interest-earning assets will rise faster than interest-bearing liability costs in a rising rate environment.  For a declining rate environment, asset yields will fall faster than interest-bearing liability costs.  Being asset sensitive our net interest income should increase in a rising rate environment.  In the up 200 basis point scenario, our net interest income would improve by not more than 4.5% for the one year period and by not more than 7.7% over the two year time horizon.  In the down 100 basis point scenario the interest rate risk model indicates that our net interest income will be nearly unchanged from the base case over the one year period and the two year time horizon.

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

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities.  The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2008.  These risk factors have not changed as of the date of this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended March 31, 2009, we did not purchase shares of our common stock.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  None.

(b)  Not applicable.

(c)  None.

(d)  None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

3.1	Bylaws of Cardinal Financial Corporation (restated in electronic format as of April 24, 2009)
10.1	Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated, February 25, 2009
10.2	Cardinal Financial Corporation Directors Deferred Income Plan, as amended and restated, February 25, 2009
10.3	George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated, February 25, 2009
10.4	Amendment to Executive Employment Agreement of Kendal E. Carson
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: May 8, 2009	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2009	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Bylaws of Cardinal Financial Corporation (restated in electronic format as of April 24, 2009)
10.1	Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated, February 25, 2009
10.2	Cardinal Financial Corporation Directors Deferred Income Plan, as amended and restated, February 25, 2009
10.3	George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated, February 25, 2009
10.4	Amendment to Executive Employment Agreement of Kendal E. Carson
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350