Form 10-Q
period 2009-06-30
CARDINAL FINANCIAL CORP
filed 2009-08-06
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

28,690,285 shares of common stock, par value $1.00 per share,

outstanding as of July 29, 2009

CARDINAL FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2009 and December 31, 2008

(In thousands, except share data)

			June 30,	December 31,
			2009	2008
			(Unaudited)
Assets

Cash and due from banks			$12,371	$14,919
Federal funds sold			48,442	31,009

Total cash and cash equivalents			60,813	45,928
Investment securities available-for-sale			240,158	265,356
Investment securities held-to-maturity (fair value of $37,917 and $45,759 at June 30, 2009 and December 31, 2008, respectively)			40,910	50,183

Total investment securities			281,068	315,539

Other investments			16,467	16,370
Loans held for sale			232,197	157,009

Loans receivable, net of deferred fees and costs			1,198,671	1,139,348
Allowance for loan losses			(16,150)	(14,518)

Loans receivable, net			1,182,521	1,124,830

Premises and equipment, net			15,773	16,463
Deferred tax asset, net			8,188	8,799
Goodwill and intangibles, net			14,054	14,173
Bank-owned life insurance			33,409	33,176
Accrued interest receivable and other assets			19,924	11,470

Total assets			$1,864,414	$1,743,757

Liabilities and Shareholders’ Equity

Non-interest bearing deposits			$158,540	$147,529
Interest bearing deposits			1,083,040	1,032,315

Total deposits			1,241,580	1,179,844

Other borrowed funds			380,906	367,198
Mortgage funding checks			19,042	19,178
Escrow liabilities			3,880	1,832
Accrued interest payable and other liabilities			22,407	17,699

Total liabilities			1,667,815	1,585,751

	2009	2008
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	28,690,285	24,013,663	28,690	24,014
Additional paid-in capital			159,506	130,709
Retained earnings			7,265	3,437
Accumulated other comprehensive loss, net			1,138	(154)

Total shareholders’ equity			196,599	158,006

Total liabilities and shareholders’ equity			$1,864,414	$1,743,757

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and six months ended June 30, 2009 and 2008

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans receivable	$16,055	$15,754	$31,384	$32,366
Loans held for sale	2,196	1,955	4,021	4,084
Federal funds sold	31	178	44	316
Investment securities available-for-sale	2,429	3,447	5,314	6,755
Investment securities held-to-maturity	419	628	904	1,377
Other investments	—	215	(19)	433

Total interest income	21,130	22,177	41,648	45,331

Interest expense:
Deposits	6,047	7,859	12,804	17,207
Other borrowed funds	3,120	3,273	6,262	6,745

Total interest expense	9,167	11,132	19,066	23,952

Net interest income	11,963	11,045	22,582	21,379

Provision for loan losses	1,484	769	2,700	1,089

Net interest income after provision for loan losses	10,479	10,276	19,882	20,290

Noninterest income:
Service charges on deposit accounts	496	535	968	1,062
Loan service charges	825	354	1,658	664
Investment fee income	880	922	1,691	1,823
Realized and unrealized gains on mortgage banking activities	3,403	1,576	6,746	3,893
Net realized gains on investment securities available-for-sale	—	214	552	214
Net realized gain (loss) on investment securities trading	111	(5)	(520)	(9)
Management fee income	383	302	714	386
Increase in cash surrender value of bank-owned life insurance	157	252	233	575
Litigation recovery on previously impaired investment	—	—	—	190
Other income (loss)	(4)	225	(34)	189

Total noninterest income	6,251	4,375	12,008	8,987

Noninterest expense:
Salary and benefits	6,164	5,493	11,650	11,495
Occupancy	1,357	1,377	2,734	2,776
Professional fees	521	615	1,004	1,198
Depreciation	510	593	1,051	1,239
Data processing	515	413	969	855
Telecommunications	322	252	611	486
Amortization of intangibles	60	63	119	127
FDIC insurance assessment	1,324	180	1,739	360
Settlement with mortgage correspondent	—	1,800	—	1,800
Other operating expenses	2,932	2,853	5,866	5,125

Total noninterest expense	13,705	13,639	25,743	25,461

Net income before income taxes	3,025	1,012	6,147	3,816

Provision for income taxes	883	138	1,836	900

Net income	$2,142	$874	$4,311	$2,916

Earnings per common share - basic	$0.08	$0.04	$0.17	$0.12

Earnings per common share - diluted	$0.08	$0.04	$0.17	$0.12

Weighted-average common shares outstanding - basic	25,965,314	24,370,905	25,319,694	24,426,234

Weighted-average common shares outstanding - diluted	26,462,234	24,858,450	25,787,621	24,867,818

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and six months ended June 30, 2009 and 2008

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$2,142	$874	$4,311	$2,916
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax benefit of $27 thousand for the three months ended June 30, 2009 and net of tax expense of $751 thousand for the six months ended June 30, 2009; net of tax benefit of $1.9 million and $750 thousand for the three and six months ended June 30, 2008, respectively.	(54)	(3,341)	1,760	(1,270)

Less: reclassification adjustment for net gains included in net income net of tax expense of $188 thousand for the six months ended June 30, 2009; and net of tax expense of $73 thousand for each of the three and six months ended June 30, 2008.	—	(141)	(364)	(141)
	(54)	(3,482)	1,396	(1,411)

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax expense of $31 thousand and tax benefit of $140 thousand for the three and six months ended June 30, 2009, respectively, and net of tax expense of $29 thousand and tax benefit of $114 thousand for the three and six months ended June 30, 2008, respectively.	106	32	(104)	(208)

Comprehensive income (loss)	$2,194	$(2,576)	$5,603	$1,297

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2009 and 2008

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2007	24,202	$24,202	$131,516	$4,213	$(468)	$159,463
Cumulative effect adjustment at January 1, 2008 for the adoption of SFAS No. 157	—	—	—	(96)	—	(96)
Stock compensation expense, net of tax benefits	—	—	197	—	—	197
Stock options exercised	—	—	1	—	—	1
Purchase and retirement of common stock	(95)	(95)	(681)	—	—	(776)
Dividends on common stock of $0.02 per share	—	—	—	(484)	—	(484)
Change in accumulated other comprehensive loss	—	—	—	—	(1,619)	(1,619)

Net income	—	—	—	2,916	—	2,916
Balance, June 30, 2008	24,107	$24,107	$131,033	$6,549	$(2,087)	$159,602

Balance, December 31, 2008	24,014	$24,014	$130,709	$3,437	$(154)	$158,006
Public offering shares issued	4,378	4,378	27,244	—	—	31,622
Stock compensation expense, net of tax benefits	—	—	228	—	—	228
Stock options exercised	11	11	47	—	—	58
Shares issued to employee benefits plan	287	287	1,278	—	—	1,565
Dividends on common stock of $0.02 per share	—	—	—	(483)	—	(483)
Change in accumulated other comprehensive income	—	—	—	—	1,292	1,292

Net income	—	—	—	4,311	—	4,311
Balance, June 30, 2009	28,690	$28,690	$159,506	$7,265	$1,138	$196,599

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income	$4,311	$2,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,051	1,239
Amortization of premiums, discounts and intangibles	160	203
Provision for loan losses	2,700	1,089
Loans held for sale originated	(1,458,487)	(687,458)
Proceeds from the sale of loans held for sale	1,390,045	705,761
Realized and unrealized gains on mortgage banking activities	(6,746)	(3,893)
Proceeds from sale, maturity and call of investment securities trading	1,851	7,848
Purchase of investment securities trading	(6,329)	(7,856)
Loss on sale of investments securities trading	520	8
Gain on sale of investment securities available-for-sale	(769)	(214)
Loss on sale of investment securities available-for-sale	217	—
Loss on sale of other assets	4	—
Increase in cash surrender value of bank-owned life insurance	(233)	(575)
Stock compensation expense, net of tax benefits	228	197
Decrease in accrued interest receivable and other assets	(4,742)	(1,662)
Increase in accrued interest payable, escrow liabilities and other liabilities	6,756	1,734

Net cash provided by (used in) operating activities	(69,463)	19,337

Cash flows from investing activities:
Net purchases of premises and equipment	(365)	(194)
Proceeds from sale, maturity and call of investment securities available-for-sale	25,737	89,070
Proceeds from sale, maturity and call of mortgage-backed securities available-for-sale	43,589	—
Proceeds from maturity and call of investment securities held-to-maturity	2,000	16,492
Proceeds from sale of other investments	—	911
Purchase of investment securities available-for-sale	(31,688)	(110,216)
Purchase of mortgage-backed securities available-for-sale	(31,308)	(34,758)
Purchase of other investments	(97)	(3,106)
Redemptions of investment securities available-for-sale	21,597	15,563
Redemptions of investment securities held-to-maturity	7,204	6,820
Net increase in loans receivable, net of deferred fees and costs	(60,391)	(31,410)

Net cash used in investing activities	(23,722)	(50,828)

Cash flows from financing activities:
Net increase in deposits	61,736	16,668
Net increase (decrease) in other borrowed funds - short term	13,708	(23,315)
Net decrease in mortgage funding checks	(136)	(1,491)
Proceeds from FHLB advances - long term	—	80,000
Repayments of FHLB advances - long term	—	(31,250)
Gain from early extinguishment of long term FHLB advance	—	(253)
Proceeds from issuance of stock	31,622	—
Stock options exercised	58	1
Purchase and retirement of common stock	—	(776)
Shares issued to employee benefits plan	1,565	—
Dividends on common stock	(483)	(484)

Net cash provided by financing activities	108,070	39,100

Net increase in cash and cash equivalents	14,885	7,609

Cash and cash equivalents at beginning of the year	45,928	22,421

Cash and cash equivalents at end of the period	$60,813	$30,030

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,010	$23,952
Cash paid for income taxes	1,308	3,336

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has not elected the fair value option for any financial instrument.

Note 2

Stock-Based Compensation

At June 30, 2009, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan currently authorizes grants and awards with respect to 2,420,000 shares of the Company’s common stock.  There were

219,658 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of June 30, 2009.

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

Total expense related to the Company’s share-based compensation plans for the three months ended June 30, 2009 and 2008 was $162,000 and $122,000, respectively. Total stock compensation expense for the six months ended June 30, 2009 and 2008 was $228,000 and $197,000, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $55,000 and $41,000 for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, the total income tax benefit recognized in the income statement for share-based compensation was $78,000 and $67,000, respectively.

Options granted during the three and six months ended June 30, 2009 were 52,500 and 120,650, respectively. Options granted for each of the three and six months ended June 30, 2008 were 16,200.  The weighted average per share fair value of stock option grants during the three and six months ended June 30, 2009 was $3.38 and $2.80 respectively.  For the three and six months ended June 30, 2008, the weighted average per share fair value of stock option grants were each $3.08.  The fair values of the options granted during all periods ended June 30, 2009 and 2008 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Estimated option life	6.5 years	6.5 years	6.5 years	6.5 years
Risk free interest rate	2.56%	3.44%	2.10% - 2.56%	3.44%
Expected volatility	44.60%	40.50%	44.60%	40.50%
Expected dividend yield	0.67%	0.56%	0.67%	0.56%

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

Stock option activity during the six months ended June 30, 2009 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding at December 31, 2008	2,364,733	$8.70
Granted	120,650	6.36
Exercised	(11,223)	4.60
Forfeited	(55,500)	10.47
Expired	(8,773)	6.38
Outstanding at June 30, 2009	2,409,887	$8.57	5.06	$(1,783,232)
Options exercisable at June 30, 2009	2,209,437	$8.52	4.78	$(1,534,359)

For the options exercised during the three and six months ended June 30, 2009, the intrinsic values were $26,000 and $36,000, respectively. Total intrinsic value of options exercised for each of the three and six months ended June 30, 2008 were less than $1,000.

A summary of the status of the Company’s non-vested stock options and changes during the six months ended June 30, 2009 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2008	166,600	$5.62
Granted	120,650	2.80
Vested	(69,300)	4.86
Forfeited	(17,500)	5.71
Balance at June 30, 2009	200,450	$4.18

At June 30, 2009, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.75 years. The total fair value of shares that vested during the three months ended June 30, 2009 and 2008 was $143,000 and $110,000, respectively. For the six months ended June 30, 2009 and 2008, the total fair value of shares that vested was $247,000 and $278,000, respectively.

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

Cardinal First Mortgage, LLC is included in the mortgage banking segment for the three and six months ended June 30, 2009.

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2009 and 2008 is as follows:

At and for the Three Months Ended June 30, 2009 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$11,412	$779	$—	$(228)	$—	$11,963
Provision for loan losses	1,416	68	—	—	—	1,484
Non-interest income	820	4,458	885	116	(28)	6,251
Non-interest expense	9,223	3,005	784	721	(28)	13,705
Provision for income taxes	387	744	35	(283)	—	883
Net income (loss)	$1,206	$1,420	$66	$(550)	$—	$2,142

Total Assets	$1,824,990	$259,708	$3,407	$217,798	$(441,489)	$1,864,414
Average Assets	$1,769,354	$204,305	$3,434	$198,632	$(399,303)	$1,776,422

At and for the Three Months Ended June 30, 2008 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$10,437	$884	$—	$(276)	$—	$11,045
Provision for loan losses	605	164	—	—	—	769
Non-interest income	1,358	2,088	922	7	—	4,375
Non-interest expense	7,355	4,694	844	746	—	13,639
Provision for income taxes	1,105	(649)	27	(345)	—	138
Net income (loss)	$2,730	$(1,237)	$51	$(670)	$—	$874

Total Assets	$1,698,916	$172,952	$3,625	$173,959	$(323,119)	$1,726,333
Average Assets	$1,645,803	$147,394	$3,630	$178,222	$(322,179)	$1,652,870

At and for the Six Months Ended June 30, 2009 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$21,542	$1,510	$—	$(470)	$—	$22,582
Provision for loan losses	2,606	94	—	—	—	2,700
Non-interest income	2,159	8,695	1,706	(508)	(44)	12,008
Non-interest expense	17,170	5,962	1,591	1,064	(44)	25,743
Provision for income taxes	1,064	1,427	39	(694)	—	1,836
Net income (loss)	$2,861	$2,722	$76	$(1,348)	$—	$4,311

Total Assets	$1,824,990	$259,708	$3,407	$217,798	$(441,489)	$1,864,414
Average Assets	$1,740,628	$187,146	$3,455	$189,752	$(372,426)	$1,748,555

At and for the Six Months Ended June 30, 2008 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$20,390	$1,632	$—	$(643)	$—	$21,379
Provision for loan losses	925	164	—	—	—	1,089
Non-interest income	2,423	4,723	1,822	19	—	8,987
Non-interest expense	15,069	7,250	1,716	1,426	—	25,461
Provision for income taxes	1,923	(364)	38	(697)	—	900
Net income (loss)	$4,896	$(695)	$68	$(1,353)	$—	$2,916

Total Assets	$1,698,916	$172,952	$3,625	$173,959	$(323,119)	$1,726,333
Average Assets	$1,635,886	$145,197	$3,677	$177,964	$(318,406)	$1,644,318

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008.  Antidilutive outstanding stock options excluded from weighted average shares outstanding for the diluted earnings per share calculation were 320,513 and 242,715 for three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, antidilutive stock options excluded from weighted average shares outstanding for the diluted earnings per share calculation were 514,319 and 232,881, respectively.  These antidilutive stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.  In addition, there were no incremental shares related to unvested stock options because the addition of these shares to the diluted weighted average share calculations would be antidilutive.

	Three Months Ended		Six Months Ended
(In thousands,	June 30,		June 30,
except per share data)	2009	2008	2009	2008

Net income available to common shareholders	$2,142	$874	$4,311	$2,916

Weighted average common shares - basic	25,965	24,371	25,320	24,426

Weighted average common shares - diluted	26,462	24,858	25,788	24,868

Earnings per common share - basic	$0.08	$0.04	$0.17	$0.12

Earnings per common share - diluted	$0.08	$0.04	$0.17	$0.12

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

The following shows the composition of basic outstanding shares for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Weighted average common shares outstanding	25,671	24,144	25,037	24,166
Weighted average shares attributable to the deferred compensation plans	294	227	282	260
Total weighted average shares - basic	25,965	24,371	25,319	24,426

The following shows the composition of diluted outstanding shares for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Weighted average shares outstanding - basic (from above)	25,965	24,371	25,320	24,426
Incremental weighted average shares attributable to deferred compensation plans	355	330	354	283
Weighted average shares attributable to vested stock options	142	157	114	159
Incremental shares attributable to unvested stock options	—	—	—	—
Total weighted average shares - diluted	26,462	24,858	25,788	24,868

Note 5

Investment Securities

The fair value and amortized cost of investment securities at June 30, 2009 are shown in the tables below.  See Note 11 for a discussion of the Company’s investment securities that have been classified as trading.

	June 30, 2009
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$21,523	$199	$(63)	$21,659
Mortgage-backed securities	172,664	5,140	(817)	176,987
Municipal securities	33,746	—	(1,922)	31,824
U.S. treasury securities	9,671	55	(38)	9,688
Total	$237,604	$5,394	$(2,840)	$240,158

Investment Securities Held-to-Maturity
Mortgage-backed securities	32,906	717	(14)	33,609
Corporate bonds	8,004	—	(3,696)	4,308
Total	$40,910	$717	$(3,710)	$37,917

The fair value and amortized cost of investment securities by contractual maturity at June 30, 2009 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
After 1 year but within 5 years	$10,238	$10,194	$—	$—
After 5 years but within 10 years	21,434	21,631	—	—
After 10 years	33,268	31,346	8,004	4,308
Mortgage-backed securities	172,664	176,987	32,906	33,609
Total	$237,604	$240,158	$40,910	$37,917

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009.

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. treasury securities	$4,852	$(38)	$—	$—	4,852	(38)
U.S. government - sponsored agencies	10,753	(63)	—	—	10,753	(63)
Mortgage-backed securities	11,343	(48)	9,638	(769)	20,981	(817)
Municipal securities	21,761	(1,041)	9,139	(881)	30,900	(1,922)
Total temporarily impaired securities	$48,709	$(1,190)	$18,777	$(1,650)	$67,486	$(2,840)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$1,306	$(4)	$766	$(9)	$2,072	$(13)
Corporate bonds	—	—	4,308	(3,696)	4,308	(3,696)
Total temporarily impaired securities	$1,306	$(4)	$5,074	$(3,705)	$6,380	$(3,709)

The Company completes reviews for other-than-temporary impairment at least quarterly.  At June 30, 2009 certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated decrease in values are not a result of permanent credit impairment. Municipal securities, with an amortized cost totaling $33.7 million at June 30, 2009, are the primary component of the unrealized losses in the available-for-sale investment securities portfolio at June 30, 2009.  The majority of the municipal securities have been downgraded to AA or single A from AAA due to the downgrades of the monoline insurance companies that insured those bonds.  The downgraded bonds remain general obligations of the municipalities and while prices for these municipal securities are generally below book value, the Company expects to receive payment of all principal amounts due.

In addition, the held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at June 30, 2009 (each security has a par value of $2.0 million).  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  Two of the securities have a composite rating of AA and two of the securities have a composite rating of BBB.  These ratings are consistent with the grades from the other rating agencies.  There is minimal observable trading activity for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and compared the results to information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio for the periods presented.

Note 6

Derivative Instruments and Hedging Activities

The Company is a party to forward loan sales contracts, which are utilized to mitigate exposure to fluctuations in interest rates related to closed loans which are held for sale and designated in a cash flow hedge relationship.

The Company designates these derivatives as cash flow hedges. These hedges are recorded at fair value in the statement of condition as an other asset or other liability with a corresponding offset to accumulated other comprehensive income in shareholders’ equity. Amounts are reclassified from accumulated other comprehensive income to the income statement in the period or periods that the loan sale is reflected in income.

At June 30, 2009, accumulated other comprehensive income included an after-tax unrealized loss of $266,000 related to forward loan sales contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at June 30, 2009 that is related to the Company’s cash flow hedges will be recognized in earnings during the third quarter of 2009. For the six months ended June 30, 2009, the hedge ineffectiveness recorded through earnings was immaterial.

At June 30, 2009, the Company had $93.0 million in loan commitments and associated forward sales and had $199.5 million in forward sales associated with $200.4 million of loans held for sale. Loans held for sale that are classified as construction-to-permanent total $31.8 million at June 30, 2009 and are not sold forward until the construction phase has been completed.  At June 30, 2009, the fair value of the derivative asset was $3.1 million and the fair value of the derivative liability was $3.6 million.

The Company has interest rate swaps to mitigate its exposure to interest rate risk for certain loans receivable.  In addition, the Company has two interest rate swaps with an aggregate notional amount of $10.0 million to hedge against changes in cash flows caused by movement in interest rates related to the Company’s issuance of $20.0 million in trust preferred securities.  At June 30, 2009, accumulated other comprehensive income included an after-tax unrealized gain of $162,000 related to these interest rate swaps.  For the six months ended June 30, 2009, the hedge ineffectiveness recorded through earnings was immaterial.

Note 7

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at June 30, 2009 is as follows:

			Wealth Management
	Mortgage Banking		and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2008	$1,781	$841	$795	$536	$2,576	$1,377
2009 activity:
Customer relationship intangibles	—	99	—	20	—	119
Balance at June 30, 2009	$1,781	$940	$795	$556	$2,576	$1,496

The aggregate amortization expense was $60,000 and $63,000 for the three months ended June 30, 2009 and 2008 respectively. For the six months ended June 30, 2009 and 2008, the aggregate amortization expense was $119,000 and $127,000 respectively.

The estimated amortization expense for the next five years is as follows:

(In thousands)

2009 (July – December)	$119
2010	238
2011	238
2012	238
2013	189
2014 and thereafter	58

The carrying amount of goodwill at June 30, 2009 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2008	$22	$10,120	$2,832	$12,974
Goodwill impairment charge	—	—	—	—
Balance at June 30, 2009	$22	$10,120	$2,832	$12,974

Goodwill of each of the Company’s business segments is tested for impairment on an annual basis or more frequently if events or circumstances warrant. During the period ended June 30, 2009, the Company performed an evaluation of the goodwill associated with its acquisition of Wilson/Bennett, part of the wealth management and trust services segment.  In performing the first step of the impairment analysis, the Company used the income approach.  Based on the results of the analysis, the fair value of Wilson/Bennett exceeded its carrying value.  As a result, no impairment was indicated.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations. All standby letters of credit outstanding at June 30, 2009 are collateralized.

At June 30, 2009, commitments to extend credit were $421.5 million and standby letters of credit were $12.2 million. The fair value of the liability associated with standby letters of credit at June 30, 2009 was not significant. Commitments to extend credit of $93.0 million as of June 30, 2009 are related to the mortgage banking segment’s pipeline and are of a short term nature.

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

George Mason estimates a reserve (early pay-off reserve) for mortgage loans sold that are repaid by the borrower within a certain number of days following the loan sale, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of June 30, 2009 was inconsequential.

George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor. At June 30, 2009, this reserve had a balance of $770,000. The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims.  The Company has worked over the past twelve months to reduce and limit its exposure to loan repurchases and claims from investors.

In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans originated by the managed companies at the time of origination. These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers’ failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, the managed company be responsible for buying back the loan.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.  In this instance, George Mason would establish an allowance on the receivable from the managed company. There is no such allowance recorded at June 30, 2009 as management expects to fully recover amounts owed by managed companies as of June 30, 2009.

During the second quarter of 2008, George Mason entered into an agreement with a mortgage correspondent related to the loan purchase agreement between the two parties.  This agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $1.8 million payment made by George Mason to the correspondent.  The terms of this agreement require that the Company may be obligated to make additional payments to the correspondent in future periods based on certain conditions. The Company believes the additional exposure under this agreement is not material. The amount of this related exposure declines with the passage of time.

The Company has counter-party risk that may arise from the possible inability of George Mason’s third party investors to meet the terms of their forward sales contracts.  George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk.  The Company does not expect any third-party investor to fail to meet its obligation.  In addition, the Company has derivative counterparty risk relating to certain interest rate swaps it has with third parties.  This risk may arise from the inability of the third party to meet the terms of the contracts.  The Company monitors the financial condition of these third parties on an annual basis.  The Company does not expect any of these third parties to fail to meet its obligations.

Note 9

Fair Value Measurements

Effective January 1, 2008, the Company adopted a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and has expanded the disclosures about its fair value measurements.

This framework defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring the fair value.  There are three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities as of the measurement date.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recurring Fair Value Measurements

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

The Company has an interest rate swap to hedge against the change in fair value of one fixed rate loan.  This loan is recorded at fair value using observable rates from a national valuation service.  These rates are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.  In addition, loans are evaluated for impairment and the carrying value of such loans is recorded at fair value based on appraisals of the underlying collateral completed by third parties using Level 2 valuation inputs.

The Company’s interest rate swap derivatives are recorded at fair value using observable rates from a national valuation service.  These rates are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are shown below:

At June 30, 2009 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$240,158		$240,158
Loans receivable	18,645		18,645
Derivative asset – interest rate swaps	38		38
Derivative liability – interest rate swaps	1,478		1,478
Derivative asset – forward loan sales commitments	3,053		3,053
Derivative liability - forward loan sales commitments	2,161		2,161

The fair value of the Company’s interest rate lock commitments and forward loan sales is included in the above table.  In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by George Mason.  All borrowers are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into best efforts forward sales contracts to sell loans to investors.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  Both the rate lock commitments to the borrowers and the forward sales contracts to investors are undesignated derivatives and accordingly, are marked to fair value through earnings.

The expected cash flows related to the servicing of a loan are included in the fair value measurement of a derivative loan commitment.

The effects of fair value measurements for the interest rate lock commitment derivatives and forward sales contract derivatives on earnings for the three months ended June 30, 2009 were as follows:

(in thousands)	Notional or Principal Amount	Expected Premium (Discount) to Par	Movement of Interest Rates	Security Price Change	Total Fair Value Adjustment
Rate lock commitments	$88,843	$508	$105	$—	$613
Forward sales contracts	181,772	—	—	(207)	(207)

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

For the three months ended June 30, 2009, the change in fair value of the interest rate lock commitments, loans held for sale, and forward loan sales contracts based only on changes in market interest rates was $207,000.   Interest rate movements have an offsetting impact on the security prices that serve to measure the fair value of these instruments.

George Mason serves as a pass through conduit for the managed companies to sell loans to investors on the secondary market.  Concurrent with entering into a rate lock agreement with a borrower, the managed company loan is sold forward to an investor in the secondary market.  After the managed company closes the loan, it is assigned to George Mason.  George Mason then facilitates the transfer of the loan to the investor.  George Mason does not earn any spread or other fees from the loan assignment nor from the transfer to the investor.  All gains in the loan sale are earned by the managed company.  At June 30, 2009, loans held for sale includes $93.4 million of loans originated by the managed companies that will be delivered to the investors by George Mason.  Any change in the fair value of the loans held for sale originated by the managed company will result in an equal and offsetting change in liability to the managed company.

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the Company’s valuation of the goodwill related to its acquisition of Wilson/Bennett and the valuation of the Company’s corporate bonds held in its held-to-maturity investment securities portfolio.

At June 30, 2009 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill – Wilson/Bennett	$2,652			$2,652
Corporate bonds	$4,308		$4,308

During the second quarter of 2009, the Company performed its annual assessment of the goodwill related to its Wilson/Bennett subsidiary.  The Company estimated the fair value of this using a multi-scenario discounted cash flow approach.  Those scenarios that more closely reflect actual results were weighted more heavily than scenarios that vary from recent experience.  Cash flows were projected with growth in assets under management being a primary input.  Varying levels of expenses were also considered.  Additionally, a terminal value, or ending cash value, was assigned to each scenario based upon values of other asset management firms.  In particular, the terminal value was projected based upon market values of these other firms as represented by market capitalization multiples of asset under managements, revenues and net income.  The average multiples were then applied to Wilson Bennett’s projected assets under management, revenues and net income to estimate a terminal value.  Based upon this analysis, the fair value of Wilson Bennett exceeded it current book value, and no further impairment testing was necessary.

The Company’s corporate bond portfolio consists of four pooled trust preferred securities, with a total par value of $8.0 million at June 30, 2009 (each security has a par value of $2.0 million).  The Company estimated the fair value of these securities through the use of internal calculations and compared the results to information provided by external pricing sources.  The analysis yielded a result that fell within the range of values provided by external pricing sources.

Fair Value of Financial Instruments

The following discloses the estimated fair value of financial instruments.  The assumptions used and the estimates disclosed represent management’s best judgment of appropriate valuation methods.  These estimates are based on pertinent information available to management at the valuation date.  In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and management’s evaluation of those factors change.

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

Investment Securities Held-to-Maturity and Other Investments

Fair values for certain investment securities held-to-maturity are based on quoted market prices or prices quoted for similar financial instruments.  For the Company’s corporate bonds, fair value is estimated through the use of internal calculations and the results are compared to information provided by external pricing sources.  Fair value for other investments is estimated at their cost since no active trading markets exist.

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

Other Commitments to Extend Credit

The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other covenants or requirements.  These commitments have expiration dates and generally expire within one year.  Many commitments are expected to, and typically do, expire without being drawn upon.  The rates and terms of these instruments are competitive with others in the market in which the Company operates.  The carrying amounts are reasonable estimates of the fair value of these financial instruments and are zero at June 30, 2009.

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value.

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis:

	June 30, 2009
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$60,813	$60,813
Investment securities held-to-maturity and other investments	57,377	54,384
Loans receivable, net	1,198,671	1,194,349
Accrued interest receivable	5,664	5,664

Financial liabilities:
Demand deposits	$158,540	$158,540
Interest checking	122,505	122,505
Money market and statement savings	339,162	339,162
Certificates of deposit	621,373	631,003
Other borrowed funds	380,906	402,162
Mortgage funding checks	19,042	19,042
Accrued interest payable	1,717	1,717

Other:
Commitments to extend credit	$—	$—

Note 10

Fair Value of Derivative Instruments and Hedging Activities

The following table discloses the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at June 30, 2009.  In addition, the gains and losses related to these derivative instruments is provided for the three months ended June 30, 2009.

Derivative Instruments and Hedging Activities

At of June 30, 2009

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$38	Accrued Interest Payable and Other Liabilities	$1,478
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,338	Accrued Interest Payable and Other Liabilities	1,954
Total Derivatives Designated as Hedging Instruments		2,376		3,432

Derivatives Not Designated as Hedging Instruments
Forward Rate Lock Commitments	Accrued Interest Receivable and Other Assets	715	Accrued Interest Payable and Other Liabilities	207
Total Derivatives Not Designated as Hedging Instruments		715		207

Total Derivatives		$3,091		$3,639

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended June 30, 2009

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$151	Other Income	$(151)
Total		$151		$(151)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(37)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(491)	Other Income	571	Other Income	(571)
Total	$(528)		$571		$(571)

Note 11

Net Gains on Investment Securities Available-for-Sale and Held- for-Trading

During the three months ended March 31, 2009, the Company sold all shares of its Fannie Mae perpetual preferred stock for a loss of $217,000.  The Company elected to sell these shares as a result of these shares being traded well below their par value following the placement of Fannie Mae into conservatorship by federal regulators during 2008.  The Company recognized an other-than-temporary impairment of $4.4 million on this investment in 2008.  Because of the minimal likelihood that these shares would recover, the Company made the decision to exit this type of investment security and no longer owns any similar equity investment in its investment securities portfolio.

At June 30, 2009, certain of the Company’s mortgage-backed and municipal investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company has the ability and intent to hold these investments for a period of time sufficient to allow for an anticipated recovery in value.

Additionally, for the three months ended June 30, 2009, the Company had trading gains of $111,000 and for the six months ended June 30, 2009, trading losses of $520,000 as a result of the purchase of investments to economically hedge against fair value changes of the Company’s nonqualified deferred compensation plan liability.  Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings.  The trading losses for the six months ended June 30, 2009 were primarily the result of lower stock prices and were partially offset by a reduction in the period’s compensation expense associated with this benefit plan.  These investment securities economically hedge changes in the fair value of the Company’s deferred compensation plan obligation and are not listed in the tables included in the investment securities disclosure in Note 5 above.  The fair value of these trading securities is $3.9 million at June 30, 2009 and are included in Other Assets on the statement of condition.

Note 12

Common Stock Issued to Employee Benefit Plans

The Company issued 287,000 shares of common stock during the six month period ended June 30, 2009.  These shares were issued to fund the Company’s obligation to its participants that had elected the Cardinal Common Stock investment option in its various nonqualified deferred compensation plans.  These shares were issued at $5.45 per share for a total addition to shareholders’ equity of $1.6 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2009 and December 31, 2008 and the unaudited results of our operations for the three and six months ended June 30, 2009 and 2008. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•                  the effects of future economic, business and market conditions;

•                  governmental monetary and fiscal policies;

•                  legislative and regulatory changes, including changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverages;

•                  changes in accounting policies, rules and practices;

•                  the risks of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•                  changes in assumptions underlying the establishment of reserves for possible loan losses, reserves for repurchases of mortgage loans sold and other estimates;

•                  the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•                  the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•                  risks inherent in making loans such as repayment risks and fluctuating collateral values;

•                  changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, soundness of other financial institutions we do business with;

•                  there is no assurance that recently enacted legislation, in particular the Emergency

Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, will stabilize the U.S. financial system and there is uncertainty in the implementation of this legislation by federal regulators;

•                  sudden declines and significant volatility in market prices and market illiquidity may cause us to record an other-than-temporary impairment, specifically our pooled trust preferred securities portfolio;

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

•                  changing trends in customer profiles and behavior; and

•                  other factors described from time to time in our reports filed with the SEC, which we have incorporated by reference in this Quarterly Report on Form 10-Q.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, our past results of operations do not necessarily indicate our future results.

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We are a financial holding company formed in 1997 and headquartered in Fairfax County, Virginia.  We were formed principally in response to opportunities resulting from the consolidation of several Virginia-based banks.  These bank consolidations were typically accompanied by the dissolution of local boards of directors and relocation or termination of management and customer service professionals and a general deterioration of personalized customer service.

We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank with 25 banking offices located in Northern Virginia and the greater Washington D.C. metropolitan area.  The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC (“George Mason”) and Cardinal First Mortgage, LLC, (“Cardinal First”), collectively the “mortgage banking segment,” retail securities brokerage through Cardinal Wealth Services, Inc. (“CWS”), asset management through Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), and trust, estate, custody, investment management and retirement planning through the trust division of Cardinal Bank.

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

The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, the fair value measurements of certain assets and liabilities, accounting for economic hedging activities, accounting for impairment testing of goodwill, accounting for the impairment of amortizing intangible assets and other long-lived assets, and the valuation of deferred tax assets.

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

For purposes of our analysis, we categorize our loans into one of five categories:  commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer loans. In the absence of meaningful historical loss factors, peer group loss factors are applied and are adjusted by the qualitative factors mentioned above. The indicated loss factors resulting from this analysis are applied for each of the five categories of loans. In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. Since we have limited historical data on which to base loss factors for classified loans, we typically apply, in accordance with regulatory guidelines, a 5% loss factor to loans classified as special mention, a 15% loss factor to loans classified as substandard and a 50% loss factor to loans classified as doubtful. Loans classified as loss loans are fully reserved or charged off.   In certain instances, we evaluate the impairment of certain loans on a loan by loan basis.  For these loans, we analyze the fair value of the collateral underlying the loan and consider estimated costs to sell the collateral.  If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) we recognize an impairment and establish a specific reserve for the impaired loan.

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

Fair Value Measurements

We determine the fair values of financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.  We carry our investment securities available-for-sale portfolio, certain loans receivable, derivative assets and derivative liabilities at fair value.  Our investment securities available-for-sale are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service.  This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.  For certain of our held-to-maturity investment securities where there is minimal observable trading activity, we use a discounted cash flow approach to estimate fair value based on internal calculations and compare our results to information provided by external pricing sources.  Our interest rate swap derivatives are recorded at fair value using observable inputs from a national valuation service.  These inputs are applied to a third party industry-wide valuation model.

We also fair value our interest rate lock commitments, forwards loan sales and mortgage loans held for sale.  The fair value of our interest rate lock commitments considers the expected premium (discount) to par and we apply certain fallout rates for those rate lock commitments for which we do not close a mortgage loan.  In addition, we calculate the effects of the changes in interest rates from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices.  The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date.  At loan closing, the fair value of the interest rate lock commitment is included in the cost basis of loans held for sale, which are carried at the lower of cost or fair value.

We have not elected the fair value option for any financial asset or liability.

Accounting for Economic Hedging Activities

We record all derivative instruments on the statement of condition at their fair values. We do not enter into derivative transactions for speculative purposes. For derivatives designated as hedges, we contemporaneously document the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness.  We evaluate the effectiveness of these transactions at inception and on an ongoing basis.  Ineffectiveness is recorded through earnings.  For derivatives designated as cash flow hedges, the fair value adjustment is recorded as a component of other comprehensive income, except for the ineffective portion which is recorded in earnings.  For derivatives designated as fair value hedges, the fair value adjustments for both the hedged item and the hedging instrument are recorded through the income statement with any difference considered the ineffective portion of the hedge.

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

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into best efforts delivery forward loan sales contracts. During the rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges. The fair values of loan commitments and the fair values of forward loan sales contracts generally move in opposite directions, and the net impact of changes of these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and we record a loan held for sale and continue to be obligated under the same forward loan sales contract.   The forward sales contract is then designated as a hedge against the variability in cash to be received from the loan sale.  Loans held for sale are accounted for at the lower of cost or fair value.

Accounting for Impairment Testing of Goodwill

Goodwill is not be amortized but is be tested on at least an annual basis for impairment.

To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. This discounted cash flow analysis involves the use of unobservable inputs including:  estimated future cash flows from operations; including an estimate of a terminal value; a discount rate; and other inputs.  If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all its assets and liabilities. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized.

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

New Financial Accounting Standards

Effective January 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The required disclosures include the fair value of derivative instruments and their gains and losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company’s strategies and objectives for using derivative instruments.  SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008.  The adoption provided for enhanced disclosure but otherwise did not have a material impact on our consolidated financial condition or results of operations

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (the “FSP”).  This standard modified the indicator of other-than-temporary impairment for debt securities.  In addition, it amended the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more likely than not that the entity will not have to sell prior to recovery of the amortized cost basis of the debt security.  In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income.  The FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining When a Market for an Asset or a Liability is Active or Inactive and Determining When a Transaction is Distressed.  This standard reaffirmed the exit price objective of fair value measurements and provides guidance on inactive markets and distressed transactions.  This standard is to be applied prospectively and is effective for interim and annual periods ending June 15, 2009.  The adoption of this standard did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This statement amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This statement also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This standard is effective for interim reporting periods ending after June 15, 2009.  The adoption provided for enhanced disclosure but otherwise did not have a material impact on our consolidated financial condition or results of operations.

On July 1, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, the “Codification.”  The Codification will become the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification will supersede all existing non-SEC accounting and reporting standards.

2009 Economic Environment

Our credit quality remains strong despite the challenges we face during the current economic environment.  At June 30, 2009, we have non-accrual loans totaling $7.6 million and no loans contractually past due 90 days or more as to principal or interest.  Net charge-offs were 0.18% of our average loans receivable for the six months ended June 30, 2009. Our mortgage banking segment has profited from the recent actions taken by the Federal Reserve to reduce interest rates which has spurred an increase in mortgage activity as homeowners have reacted by applying to refinance their current mortgages and other consumers have seen an opportunity to purchase housing as it has become more affordable. Net income from our mortgage banking segment increased to $1.4 million and $2.7 million for the three and six months ended June 30, 2009, respectively, compared to losses of $1.2 million and $695,000 for the three and six months periods of 2008.  In addition, during the second quarter of 2009, we successfully raised $31.6 million in common equity capital to further capitalize the Company, to further penetrate our existing footprint and take advantage of bank consolidation opportunities.

The market dislocations that have been experienced in the financial markets over the past year continue to impact our results. Market illiquidity continues to impact certain portions of our investment securities portfolio, specifically the ratings of certain monoline insurance providers, which has affected the pricing of certain municipal securities in our portfolio. In addition, we hold an investment of $8.0 million in par value of pooled trust preferred securities, which are significantly below book value as of June 30, 2009 due to the lack of liquidity in the market.

The recessionary conditions together with deterioration in the overall economy may continue to affect these and other markets in which we do business and could adversely impact our results for the remaining six months of 2009. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

While our loan growth was strong during the first six months of 2009, continued negative economic conditions are likely to adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Continued deterioration in real estate values and household incomes could result in higher credit losses for us.  Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

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

 In addition to EESA, the U.S. government has continued to respond to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives.  The recently enacted American Recovery and Reinvestment Act (“ARRA”) is intended to expand and establish government spending programs and provide tax cuts to stimulate the economy.  Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the U.S. government’s recently announced foreclosure prevention program.  There can be no assurance as to the impact these programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of these efforts to stabilize the financial markets and a continuation or worsening of current or financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, our regulatory capital position or the trading price of our common stock.

In May 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured financial institution’s total assets minus its tier 1 capital.  This special assessment is to assist in the replenishment of the Deposit Insurance Fund as a result of the increase in financial institution failures over the past year.  The FDIC may impose an additional special assessment during 2009 if the FDIC believes that the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that would adversely affect public confidence or to a level which shall be close to or below zero.  The latest possible date for imposing an additional special assessment would be December 31, 2009.  An additional special assessment is probable for 2009.

Statements of Income

General

For the three months ended June 30, 2009 and 2008, we reported net income of $2.1 million and $874,000, respectively, an increase of $1.3 million, or 145%.  Net interest income after the provision for loan losses increased $203,000 to $10.5 million for the three months ended June 30, 2009 compared to $10.3 million for the three months ended June 30, 2008.  The increase in net interest income after provision for loan losses is a direct result of an increase in our net interest income of $918,000 to $12.0 million for the three months ended June 30, 2009, despite an increase in our provision for loan losses.  Provision for loan losses for the three months ended June 30, 2009 was $1.5 million, an increase of $715,000 compared to $769,000 for the same period of 2008.  Noninterest income for the three months ended June 30, 2009 was $6.3 million, an increase of $1.9 million, or 43%, compared to $4.4 million for the three months ended June 30, 2008.  The increase in noninterest income is primarily due to an increase in realized and unrealized gains on mortgage banking activities, which increased $1.8 million to $3.4 million for the three months ended June 30, 2009 compared to $1.6 million for the quarter ended June 30, 2008.  For the three months ended June 30, 2009, noninterest expense remained constant at $13.7 million, compared to $13.6 million for the same period of 2008.

For the three months ended June 30, 2009, basic and diluted income per common share were each $0.08.  Basic and diluted income per common share for the three months ended June 30, 2008 were each $0.04.  Weighted average fully diluted shares outstanding for the three months ended June 30, 2009 and 2008 were 26,462,234 and 24,858,450, respectively.

Return on average assets for the three months ended June 30, 2009 and 2008 was 0.48% and 0.21%, respectively. Return on average equity for the three months ended June 30, 2009 and 2008 was 4.82% and 2.14%, respectively.

Net income for the six months ended June 30, 2009 and 2008 was $4.3 million and $2.9 million, respectively, an increase of $1.4 million, or 48%.  Net interest income after the provision for loan losses for the six months ended June 30, 2009 decreased $408,000 to $19.9 million down from $20.3 million for the six months ended June 30, 2008.  The decrease in net interest income after provision for loan losses is directly related to our increase in provision for loan losses for the periods presented.  Provision for loan losses for the six months ended June 30, 2009 and 2008 was $2.7 million and $1.1 million, respectively, an increase of $1.6 million, or 148%.  Net interest income increased $1.2 million to $22.6 million for the six months ended June 30, 2009 compared to $21.4 million for the same period of 2008.  Noninterest income was $12.0 million for the six months ended June 30, 2009, an increase of $3.0 million, or 34%, from $9.0 million for the six months ended June 30, 2008.  The increase in noninterest income is primarily a result of the increase in realized and unrealized gains on mortgage banking activities, which increased $2.9 million to $6.7 million for the six months ended June 30, 2009.  Noninterest expense remained fairly constant for the six months ended June 30, 2009 as compared to the same period of 2008.  Noninterest expense was $25.7 million and $25.5 million for the six months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, basic and diluted income per common share were each $0.17.  Basic and diluted income per common share for the six months ended June 30, 2008 were each $0.12.  Weighted average fully diluted shares outstanding for the six months ended June 30, 2009 and 2008 were 25,787,621 and 24,867,818, respectively.

Return on average assets for the six months ended June 30, 2009 and 2008 was 0.49% and 0.35%, respectively. Return on average equity for the six months ended June 30, 2009 and 2008 was 5.08% and 3.59%, respectively.

General —Business Segments

Net income attributable to the commercial banking segment for the three months ended June 30, 2009 and 2008 was $1.2 million and $2.7 million, respectively.  The 2009 results reported were impacted by an increase in our provision for loan losses of $811,000 to $1.4 million as compared to $605,000 for the three months ended June 30, 2008.  The increase in provision expense is related to current economic and market conditions and modest loan charge-offs for the first half of 2009.  Net interest income increased $975,000 to $11.4 million for the three months ended June 30, 2009, compared to $10.4 million for the same period of 2008.  Noninterest income decreased to $820,000 for the three months ended June 30, 2009 compared to $1.4 million for the three months ended June 30, 2008.  During the second quarter of 2009, there were no gains recorded on sales of investment securities available-for-sale or for any extinguishment of debt, which totaled $466,000 for the three months ended June 30, 2008.  Noninterest expense increased $1.9 million to $9.2 million for the three months ended June 30, 2009, compared to $7.4 million for the same period of 2008.  The increase is primarily due to the increase in FDIC insurance premiums of $1.1 million and an increase in bonus and incentive accruals due to better than expected earnings for the Bank for 2009.  For the six months ended June 30, 2009, net income for the commercial banking segment was $2.9 million compared to $4.9 million for the six months ended June 30, 2008.  The decrease in net income is directly related to the increase in the provision for loan losses of $1.7 million to $2.6 million for the six months ended June 30, 2009 as compared to $925,000 for the same period of 2008.  Also contributing to the decrease is an increase in FDIC insurance premiums of $1.4 million to $1.7 million for the six months ended June 30, 2009 compared to $360,000 for the same six month period of 2008.

The mortgage banking segment reported net income of $1.4 million for the three months ended June 30, 2009 compared to a net loss of $1.2 million for the three months ended June 30, 2008.  The increase in net income for the three months ended June 30, 2009 was primarily attributable to an increase in loan origination volume due to the decrease in mortgage interest rates and more affordable housing prices.  In addition, during the second quarter of 2008, the mortgage banking segment recorded a settlement with a mortgage correspondent of $1.8 million which contributed to the loss reported in 2008.  Expenses related to loan repurchase settlements in future periods should be minimal as we have worked to limit our exposure to loan repurchases.  For the six months ended June 30, 2009, this segment reported net income of $2.7 million compared to a loss of $695,000 for the same six month period of 2008.  Again, the increase in net income is primarily related to the increase in loan origination volume during 2009 as compared to 2008, and the aforementioned settlement with a mortgage correspondent recorded during 2008.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded net income of $66,000 and $51,000 for the three month periods ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, net income from this reporting segment was $76,000 and $68,000, respectively.

Net Interest Income

Net interest income represents the difference between interest and fees earned on interest -earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended June 30, 2009 and 2008 was $12.0 million and $11.0 million, respectively, a period-to-period increase of $918,000, or 8%. For the six months ended June 30, 2009 and 2008, net interest income was $22.6 million and $21.4 million, respectively, an increase of $1.2 million, or 6%.  The yields on both our assets and liabilities fell during the quarter and year-to-date periods as interest rates decreased.  The increase in net interest income is primarily the result of a greater decrease in our cost of interest-bearing liabilities than our decrease in the yields earned for average earning assets.

Specifically, interest income on loans receivable increased $301,000 for the three months ended June 30, 2009 compared to the same three month period of 2008.  Interest income on loans held for sale increased $241,000 to $2.2 million for the three months ended June 30, 2009.  The increase in average volume for both loans receivable and loans held for sale negated the impact of the decreases in rates.  Interest income on investment securities decreased $1.2 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  The decrease in interest income on investment securities is principally related to the lower balances of investment securities we hold due to the securities sales and calls that have occurred over the past year.  Total interest expense has decreased $2.0 million for the three months ended June 30, 2009 as compared to the same period of 2008.  The decrease in total interest expense is mostly related to the decreases we have taken in the interest rates we pay on our interest checking and savings deposit accounts.

For the year-to-date June 30, 2009, interest income on loans receivable decreased $982,000 to $31.4 million compared to $32.4 million for the same 2008 period.  Interest income on investment securities decreased $1.9 million for the six months ended June 30, 2009 as compared to the six month period ended June 30, 2008.  These decreases when comparing the year-to-date June 30, 2009 and 2008 periods are principally related to the decreased interest rate environment.

We have certain loans and investment securities for which a portion of the income realized is tax-exempt.  Net interest income on a tax equivalent basis for the three months ended

June 30, 2009 and 2008 was $12.1 million and $11.2 million, respectively.  For the six months ended June 30, 2009 and 2008, net interest income on a tax equivalent basis was $22.8 million and $21.6 million, respectively.

Our net interest margin, which equals net interest income divided by average interest earning assets, was 2.84% and 2.85% for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, our net interest margin was 2.73% and 2.77%, respectively.  The decrease in the net interest margin for the three and six months ended June 30, 2009 compared to the same periods of 2008 is again attributable to the current interest rate environment.  Tables 1 through 4 present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended June 30, 2009, 2008 and 2007

(In thousands)

	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$158,159	$1,849	4.67%	$126,374	$1,882	5.96%	$108,566	$2,063	7.60%
Real estate - commercial	538,079	8,440	6.27%	428,435	7,018	6.55%	353,679	5,920	6.70%
Real estate - construction	174,903	2,078	4.75%	191,377	2,799	5.85%	160,565	3,371	8.40%
Real estate - residential	197,985	2,670	5.39%	213,725	2,984	5.58%	199,420	2,732	5.48%
Home equity lines	109,430	994	3.64%	90,352	1,049	4.66%	64,210	1,183	7.39%
Consumer	2,426	39	6.61%	2,675	39	5.85%	7,920	165	8.28%
Total loans	1,180,982	16,070	5.44%	1,052,938	15,771	5.99%	894,360	15,434	6.90%

Loans held for sale	202,499	2,196	4.34%	141,583	1,955	5.52%	302,075	5,319	7.04%
Investment securities available-for-sale	198,129	2,533	5.11%	269,136	3,572	5.31%	257,238	3,158	4.91%
Investment securities held-to-maturity	44,753	419	3.75%	59,631	628	4.21%	92,133	960	4.17%
Other investments	15,728	—	0.00%	15,066	215	5.72%	9,985	149	5.99%
Federal funds sold	56,997	31	0.22%	31,348	178	2.29%	9,641	138	5.75%
Total interest-earning assets and interest income (2)	1,699,088	21,249	5.00%	1,569,702	22,319	5.69%	1,565,432	25,158	6.43%

Noninterest earning assets:
Cash and due from banks	$1,762			$6,710			$6,883
Premises and equipment, net	15,907			17,743			19,989
Goodwill and other intangibles, net	14,093			17,147			17,401
Accrued interest and other assets	61,305			53,573			47,139
Allowance for loan losses	(15,733)			(12,005)			(10,022)
Total assets	$1,776,422			$1,652,870			$1,646,822

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	123,000	302	0.98%	124,892	661	2.12%	125,675	914	2.92%
Money markets	49,553	137	1.11%	39,825	242	2.44%	55,816	353	2.54%
Statement savings	282,285	1,103	1.57%	378,143	2,632	2.79%	361,438	4,247	4.71%
Certificates of deposit	618,865	4,505	2.92%	455,095	4,324	3.81%	528,016	6,226	4.73%
Total interest - bearing deposits	1,073,703	6,047	2.26%	997,955	7,859	3.16%	1,070,945	11,740	4.40%

Other borrowed funds	353,883	3,120	3.54%	347,775	3,273	3.77%	272,844	3,076	4.52%

Total interest-bearing liabilities and interest expense	1,427,586	9,167	2.58%	1,345,730	11,132	3.32%	1,343,789	14,816	4.42%

Noninterest-bearing liabilities:
Demand deposits	148,407			124,757			124,122
Other liabilities	22,515			18,998			20,756
Common shareholders’ equity	177,914			163,385			158,155
Total liabilities and shareholders’ equity	$1,776,422			$1,652,870			$1,646,822

Net interest income and net interest margin (2)		$12,082	2.84%		$11,187	2.85%		$10,342	2.64%

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

Rate and Volume Analysis

Three Months Ended June 30, 2009, 2008 and 2007

(In thousands)

	2009 Compared to 2008			2008 Compared to 2007
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$477	$(510)	$(33)	$338	$(519)	$(181)
Real estate - commercial	1,796	(374)	1,422	1,251	(153)	1,098
Real estate - construction	(241)	(480)	(721)	647	(1,219)	(572)
Real estate - residential	(220)	(94)	(314)	196	56	252
Home equity lines	223	(278)	(55)	480	(614)	(134)
Consumer	(5)	5	(0)	(110)	(16)	(126)
Total loans	2,030	(1,731)	299	2,802	(2,465)	337

Loans held for sale	841	(600)	241	(2,826)	(538)	(3,364)
Investment securities available-for-sale	(942)	(97)	(1,039)	146	268	414
Investment securities held-to-maturity	(157)	(52)	(209)	(339)	7	(332)
Other investments	10	(225)	(215)	76	(10)	66
Federal funds sold	148	(295)	(147)	310	(270)	40
Total interest income (2)	1,930	(3,000)	(1,070)	169	(3,008)	(2,839)

Interest expense:

Interest - bearing deposits:

Interest checking	(10)	(349)	(359)	(6)	(247)	(253)
Money markets	59	(164)	(105)	(101)	(10)	(111)
Statement savings	(667)	(862)	(1,529)	196	(1,811)	(1,615)
Certificates of deposit	1,556	(1,375)	181	(860)	(1,042)	(1,902)
Total interest - bearing deposits	938	(2,750)	(1,812)	(771)	(3,110)	(3,881)

Other borrowed funds	57	(210)	(153)	845	(648)	197
Total interest expense	995	(2,960)	(1,965)	74	(3,758)	(3,684)

Net interest income (2)	$935	$(40)	$895	$95	$750	$844

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

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Six Months Ended June 30, 2009, 2008 and 2007

(In thousands)

	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$164,302	$3,941	4.80%	$131,455	$4,237	6.45%	$106,001	$4,011	7.57%
Real estate - commercial	514,029	16,091	6.26%	422,046	13,857	6.57%	339,127	11,260	6.64%
Real estate - construction	177,292	3,844	4.34%	191,130	6,021	6.30%	160,456	6,754	8.42%
Real estate - residential	202,455	5,498	5.43%	212,845	5,986	5.62%	198,605	5,408	5.45%
Home equity lines	107,659	1,970	3.69%	87,761	2,208	5.06%	64,019	2,350	7.40%
Consumer	2,469	75	6.21%	2,717	89	6.59%	6,409	258	8.08%
Total loans	1,168,206	31,419	5.38%	1,047,954	32,398	6.18%	874,617	30,041	6.87%

Loans held for sale	187,241	4,021	4.29%	140,459	4,084	5.81%	275,665	9,698	7.04%
Investment securities - trading	—	—	0.00%	—	—	0.00%	22	1	4.58%
Investment securities available-for-sale	215,140	5,521	5.13%	267,192	6,978	5.22%	249,354	6,053	4.85%
Investment securities held-to-maturity	46,894	904	3.86%	65,065	1,377	4.23%	94,134	1,963	4.17%
Other investments	15,681	(19)	-0.25%	14,840	433	5.84%	9,360	276	5.91%
Federal funds sold	40,173	44	0.22%	25,022	316	2.54%	44,582	1,163	5.26%
Total interest-earning assets and interest income (2)	1,673,335	41,890	5.01%	1,560,532	45,586	5.84%	1,547,734	49,195	6.36%

Noninterest earning assets:
Cash and due from banks	$931			$7,671			$8,130
Premises and equipment, net	16,106			18,011			20,084
Goodwill and other intangibles, net	14,123			17,180			17,435
Accrued interest and other assets	59,293			52,827			46,900
Allowance for loan losses	(15,233)			(11,903)			(9,884)
Total assets	$1,748,555			$1,644,318			$1,630,399

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	121,098	678	1.13%	124,864	1,496	2.41%	127,453	1,834	2.90%
Money markets	46,945	284	1.22%	41,076	534	2.61%	59,755	732	2.47%
Statement savings	271,925	2,288	1.70%	376,582	5,933	3.17%	356,308	8,415	4.76%
Certificates of deposit	612,760	9,554	3.14%	452,793	9,244	4.11%	548,347	12,828	4.72%
Total interest - bearing deposits	1,052,728	12,804	2.45%	995,315	17,207	3.48%	1,091,863	23,809	4.40%

Other borrowed funds	363,946	6,263	3.47%	343,719	6,745	3.95%	236,486	5,116	4.36%

Total interest-bearing liabilities and interest expense	1,416,674	19,067	2.71%	1,339,034	23,952	3.60%	1,328,349	28,925	4.39%

Noninterest-bearing liabilities:
Demand deposits	141,132			123,583			123,846
Other liabilities	21,050			19,327			20,628
Common shareholders’ equity	169,699			162,374			157,576
Total liabilities and shareholders’ equity	$1,748,555			$1,644,318			$1,630,399

Net interest income and net interest margin (2)		$22,823	2.73%		$21,634	2.77%		$20,270	2.62%

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

Rate and Volume Analysis

Six Months Ended June 30, 2009, 2008 and 2007

(In thousands)

	2009 Compared to 2008			2008 Compared to 2007
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$1,059	$(1,355)	$(296)	$963	$(737)	$226
Real estate - commercial	3,020	(786)	2,234	2,753	(156)	2,597
Real estate - construction	(436)	(1,741)	(2,177)	1,291	(2,024)	(733)
Real estate - residential	(292)	(196)	(488)	388	190	578
Home equity lines	495	(733)	(238)	879	(1,021)	(142)
Consumer	(9)	(5)	(14)	(149)	(20)	(169)
Total loans	3,837	(4,816)	(979)	6,125	(3,768)	2,357

Loans held for sale	1,351	(1,414)	(63)	(4,750)	(864)	(5,614)
Investment securities - trading	—	—	—	(1)	—	(1)
Investment securities available-for-sale	(1,359)	(98)	(1,457)	433	492	925
Investment securities held-to-maturity	(385)	(88)	(473)	(606)	20	(586)
Other investments	25	(477)	(452)	162	(5)	157
Federal funds sold	189	(461)	(272)	(508)	(339)	(847)
Total interest income (2)	3,658	(7,354)	(3,696)	855	(4,464)	(3,609)

Interest expense:

Interest - bearing deposits:

Interest checking	(49)	(769)	(818)	(32)	(306)	(338)
Money markets	75	(325)	(250)	(227)	29	(198)
Statement savings	(1,661)	(1,984)	(3,645)	504	(2,986)	(2,482)
Certificates of deposit	3,231	(2,921)	310	(2,206)	(1,378)	(3,584)
Total interest - bearing deposits	1,596	(5,999)	(4,403)	(1,961)	(4,641)	(6,602)

Other borrowed funds	377	(859)	(482)	2,340	(711)	1,629
Total interest expense	1,973	(6,858)	(4,885)	379	(5,352)	(4,973)

Net interest income (2)	$1,685	$(496)	$1,189	$476	$888	$1,364

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

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2009 and 2008 was $1.5 million and $769,000, respectively. For the six months ended June 30, 2009 and 2008, provision for loan losses was $2.7 million and $1.1 million, respectively.  The increase in our provision expense for the 2009 periods compared to the same periods of 2008 is a direct result of changes we have made to certain factors in our allowance for loan loss calculation because of current ongoing negative economic conditions.  While we continue to report strong credit quality in our loan portfolio, we have experienced increases in our watch list credits and net charge-offs.  Our provision expense was also impacted by net new loan growth in addition to our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.”

During the first half of 2009, we charged off three residential loans held at George Mason totaling $454,000 and four residential loans at the Bank totaling $601,000.  In addition, installment loans at the Bank totaling $3,000 have been charged-off during the first six months of 2009.  The Bank recorded a partial charge-off of a commercial loan totaling $15,000 during the second quarter of 2009.  All of these charge-offs were taken against our allowance for loan losses.

The allowance for loan losses at June 30, 2009 and December 31, 2008 was $16.2 million and $14.5 million, respectively. Our allowance for loan losses ratio to loans receivable, net was 1.35% and 1.27% at June 30, 2009 and December 31, 2008, respectively.  Nonperforming loans at June 30, 2009 and December 31, 2008, were $7.6 million and $5.1 million, respectively.

While our loan growth was strong during the first half of 2009, continued recessionary economic conditions are likely to adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Continued deterioration in real estate values and household incomes could result in higher credit losses for us.  Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in Tables 5, 6 and 7, respectively.

Allowance for Loan Losses

Six Months Ended June 30, 2009 and 2008

(In thousands)

	2009	2008
Beginning balance, January 1,	$14,518	$11,641

Provision for loan losses	2,700	1,089

Loans charged off:
Commercial and industrial	(15)	(16)
Residential	(1,055)	(311)
Consumer	(3)	(36)
Total loans charged off	(1,073)	(363)

Recoveries:
Commercial and industrial	5	3
Consumer	—	20
Total recoveries	5	23

Net (charge offs) recoveries	(1,068)	(340)

Ending balance, June 30,	$16,150	$12,390

	June 30,	June 30,
	2009	2008
Loans:
Balance at period end	$1,198,671	$1,070,754
Allowance for loan losses to loans receivable, net of fees	1.35%	1.16%
Annualized net charge-offs to average loans receivable	0.18%	0.06%

Allocation of the Allowance for Loan Losses

At June 30, 2009 and December 31, 2008

(In thousands)

	June 30,		December 31,
	2009		2008
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,992	12.35%	$2,129	14.12%
Real estate - commercial	8,549	46.70%	6,110	41.41%
Real estate - construction	2,673	15.39%	3,118	16.53%
Real estate - residential	1,764	16.06%	2,138	18.57%
Home equity lines	1,115	9.30%	965	9.16%
Consumer	57	0.20%	58	0.21%

Total allowance for loan losses	$16,150	100.00%	$14,518	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans Receivable

At June 30, 2009 and December 31, 2008

(In thousands)

	June 30,	December 31,
	2009	2008
Nonaccruing loans	$7,567	$4,671

Loans contractually past-due 90 days or more and still accruing	—	379

Total nonperforming loans receivable	$7,567	$5,050

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and management fee income, and continues to be an important factor in our operating results. Noninterest income for the three months ended June 30, 2009 and 2008 was $6.3 million and $4.4 million, respectively, an increase of $1.9 million, or 43%.   Realized and unrealized gains on mortgage banking activities by our mortgage banking segment for the three months ended June 30, 2009 and 2008 were $3.4 million and $1.6 million, respectively, an increase of $1.8 million, or 116%.  Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination. Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.  Income from loan services charges increased $471,000 to $825,000 for the three months ended June 30, 2009, compared to $354,000 for the same period of 2008.  Management fee income for the three months ended June 30, 2009 and 2008 was $383,000 and $302,000, respectively, an increase of $81,000. Management fee income represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales. The increases in realized and unrealized gains on mortgage banking activities, loan service charges and management fee income is directly related to the increase in loan origination activity and sales volume occurring in the mortgage banking segment as a result of the decreases in mortgage rates and more affordable home prices during the first half of 2009.

Service charges on deposit accounts decreased $39,000 to $496,000 for the three months ended June 30, 2009 compared to $535,000 for the same period of 2008.

Investment fee income decreased $42,000 to $880,000 for the three months ended June 30, 2009 compared to $922,000 for the same period of 2008. The decrease in investment fee income is attributable to the decrease in net commissions earned at CWS as a result of employee turnover in that subsidiary and decreased fee income at our trust division due to the loss of low margin custody relationships with two clients.

For the six months ended June 30, 2009 and 2008, noninterest income was $12.0 million and $9.0 million, respectively, an increase of $3.0 million, or 34%.  Realized and unrealized gains on mortgage banking activities by our mortgage banking segment for the six months ended June 30, 2009 and 2008 were $6.7 million and $3.9 million, respectively, an increase of $2.9 million, or 73%.  Income from loan services charges increased $994,000 to $1.7 million for the six months ended June 30, 2009, compared to $664,000 for the same period of 2008.  Management fee income for the six months ended June 30, 2009 and 2008 was $714,000 and $386,000, respectively, an increase of $328,000. The increases in realized and unrealized gains on mortgage banking activities, loan service charges and management fee income is again directly related to the increase in loan origination activity and sales volume occurring in the mortgage banking segment.

Service charges on deposit accounts decreased $94,000 to $968,000 for the year-to-date period ended June 30, 2009 compared to $1.1 million for the same period of 2008.   Investment fee income decreased $132,000 to $1.7 million for the six months ended June 30, 2009 compared to $1.8 million for the same period of 2008.

The increase in the cash surrender value of our bank-owned life insurance for the three months ended June 30, 2009 and 2008 was $157,000 and $252,000, respectively, a decrease of $95,000.  For the year-to-date June 30, 2009 and 2008, the increase in the cash surrender value was $233,000 and $575,000, respectively, a decrease of $342,000.  The decreases are directly related to the decreases in the underlying value of the investments due to the current economic environment.

For the three month period ended June 30, 2009, we recorded no net gains on sales of investment securities available-for-sale where as for the three months ended June 30, 2008 we recorded net gains of $214,000.  For the six month ended June 30, 2009 and 2008, we recorded net gains on sales of investment securities available-for-sale of $552,000 and $214,000, respectively.  Included in the net gains for the year-to-date period of 2009, were losses on sales of investment securities available-for-sale of $217,000 which resulted from the sale of all of our shares of Fannie Mae perpetual preferred stock.  Additionally, we had trading losses of $520,000 for the six month ended June 30, 2009 as a result of our purchase of investments to economically hedge against fair value changes of the Company’s nonqualified deferred compensation plan liability.  These investments total $3.9 million at June 30, 2009 and are included in Other Assets on the statement of condition at June 30, 2009.  The trading losses were primarily the result of lower stock prices and were partially offset by a reduction in the period’s compensation expense associated with this benefit plan.

Noninterest income represented 34% and 28% of our total revenues for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, noninterest income represented 35% and 30%, respectively, of our total revenues.

Noninterest Expense

Noninterest expense includes salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended June 30, 2009 was $13.7 million, compared to $13.6 million for the same period of 2008, a modest increase of $66,000.  For the six months ended June 30, 2009 and 2008, noninterest expense was $25.7 million and $25.5 million, respectively.

For the quarter ended June 30, 2009, salaries and benefits expense increased to $6.2 million, from $5.5 million for the quarter ended June 30, 2008.  The increase in salaries and benefits expense is mostly related to an increase in incentive pay due to better than expected results for the quarter and first six months of the year.  For the six months ended June 30, 2009 and 2008, salaries and benefits expense was $11.7 million and $11.5 million, respectively.

During 2009, our FDIC insurance assessment has increased significantly due to changes in the assessment calculation and a special assessment imposed during the second quarter of 2009.  The increase in assessment is a result of the FDIC’s efforts in replenishing the levels of the Deposit Institution Fund as a result of recent bank failures.  FDIC insurance assessments for the three months ended June 30, 2009 and 2008 were $1.3 million and $180,000, respectively.  For the year-to-date periods ended June 30, 2009 and 2008, the expense related to FDIC insurance assessments was $1.7 million and $360,000, respectively.  Included in the three and six months periods ended June 30, 2009, is the FDIC imposed special assessment which totaled $850,000.

Charges related to George Mason’s repurchases of mortgage loans previously sold to investors decreased to $594,000 for the three months ended June 30, 2009 compared to $640,000 for the same period of 2008.  For the six months ended June 30, 2009, repurchase reserves were $1.2 million, an increase of $535,000 from $640,000 for the six months ended June 30, 2008.  These charges are included in Other Operating Expenses on the consolidated statements of income, and account for the majority of the increase in this category for the six months periods presented.  We have worked over the past twelve months to reduce and limit our exposure to loan repurchases and claims from investors and believe that any additional expense recorded will be minimal in future periods.  During the second quarter of 2008, George Mason made a cash settlement with one of its mortgage correspondents related to the loan purchase agreement between the two parties.  This settlement provided for the release of known and unknown claims by the mortgage correspondent in exchange for the cash settlement.  The expense associated with this settlement was $1.8 million, and is presented separately on our consolidated statement of income.

Income Taxes

For the three months ended June 30, 2009, we recorded a provision for income taxes of $883,000, compared to $138,000 for the same period of 2008.  Our effective tax rates for the three months ended June 30, 2009 and 2008 were 29.2% and 13.6%, respectively.  For the six months ended June 30, 2009 and 2008, we recorded a provision for income taxes of $1.8 million and $900,000, respectively.  Our effective tax rates for the six months ended June 30, 2009 and 2008 were 29.9% and 23.6%, respectively.  The increase in our effective tax rates is primarily a result of the tax benefit recorded for the mortgage correspondent settlement during 2008 which was recorded at the Company’s statutory rate of 34.5%.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $1.86 billion and $1.74 billion at June 30, 2009 and December 31, 2008, respectively.  The increase in our total assets was primarily driven by the increase in total deposits.  Total deposits increased $61.7 million to $1.24 billion at June 30, 2009 compared to $1.18 billion at December 31, 2008.  In addition, during the second quarter of 2009, we raised $31.6 million in additional common equity capital, also contributing to our increase in total assets at June 30, 2009.

Investment Securities

Investment securities were $281.1 million at June 30, 2009, compared to $315.5 million at December 31, 2008, a decrease of $34.5 million. The decrease in investment securities is primarily due to sales, calls and maturities of certain of our U.S. government sponsored agency and mortgage-backed securities, which was primarily reinvested in our loan portfolios.  The investment securities portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. At June 30, 2009, investment securities available-for-sale were $240.2 million and investment securities held-to-maturity were $40.9 million. At December 31, 2008, investment securities available-for-sale were $265.4 million and investment securities held-to-maturity were $50.2 million.  See Table 8 for additional information on our investment securities portfolio.

We complete reviews for other-than-temporary impairment at least quarterly.  As of June 30, 2009, 86% of the par value of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At June 30, 2009, 95% of our mortgage-backed investment securities portfolio are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).  During the third quarter of 2008, FNMA and FHLMC were placed into conservatorship by federal regulators.  We expect to receive full payment of interest and principal on the securities in the investment portfolio.

We have $11.5 million in non-government non-agency mortgage-backed securities.  These securities are rated AAA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At June 30, 2009 certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated decrease in values are not a result of permanent credit impairment. Municipal securities, with an amortized cost totaling $33.7 million at June 30, 2009, are the primary component of the unrealized losses in the available-for-sale investment securities portfolio at June 30, 2009.  The majority of our municipal securities have been downgraded to AA or single A from AAA due to the downgrades of the monoline insurance companies that insured those bonds.  The downgraded bonds remain general obligations of the municipalities and while prices for these municipal securities are generally below book value, we expect to receive payment of all principal amounts due to us.

In addition, our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at June 30, 2009 (each security has a par value of $2.0 million).  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  Two of the securities have a composite rating of AA and two of the securities have a composite rating of BBB.  These ratings are consistent with the grades from the other rating agencies.  There is minimal observable trading activity for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and compared our results to information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities and have concluded that these securities are not other-than-temporarily impaired.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio for the periods presented.

At September 30, 2008, we recorded an other-than-temporary impairment of $4.4 million related to our investment in Fannie Mae perpetual preferred stock.  This impairment was due to the shares being traded well below their par value following the placement of Fannie Mae into conservatorship by federal regulators in September 2008.  During the first quarter of 2009, we sold all of our Fannie Mae perpetual preferred stock for a loss of $217,000.

We hold $15.7 million in FHLB stock at June 30, 2009.  In September 2008, the FHLB announced a change in their dividend declaration and payment schedule beginning during the fourth quarter of 2008.  The change was initiated so that the dividend can be declared and paid to member banks after the FHLB has calculated their net income for the preceding quarter.  It was announced that the fourth quarter dividend would be declared and paid at the end of January 2009.  On March 31, 2009, the Board of Directors announced that no dividend would be declared for the fourth quarter of 2008.  In addition, there was no dividend declared for the first quarter of 2009.

Investment Securities

At June 30, 2009 and December 31, 2008

(In thousands)

	Amortized	Fair	Average
Available-for-sale at June 30, 2009	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$5,348	$5,342	2.92%
Five to ten years	16,175	16,317	3.83%
Total U.S. government-sponsored agencies	21,523	21,659	3.60%

Mortgage-backed securities (1)
One to five years	9	9	8.95%
Five to ten years	21,821	22,479	4.76%
After ten years	150,834	154,499	5.15%
Total mortgage-backed securities	172,664	176,987	5.10%

Municipal securities (2)
Five to ten years	478	478	3.05%
After ten years	33,268	31,346	4.09%
Total municipal securities	33,746	31,824	4.08%

U. S. treasury securities
One to five years	4,890	4,852	2.36%
Five to ten years	4,781	4,836	3.66%
Total U.S. treasury securities	9,671	9,688	3.00%
Total investment securities available-for-sale	$237,604	$240,158	4.73%

	Amortized	Fair	Average
Held-to-maturity at June 30, 2009	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$2,114	$2,158	4.28%
Five to ten years	7,473	7,699	4.59%
After ten years	23,319	23,752	4.42%
Total mortgage-backed securities	32,906	33,609	4.45%

Corporate bonds
After ten years	8,004	4,308	1.89%
Total corporate bonds	8,004	4,308	1.89%
Total investment securities held-to-maturity	40,910	37,917	3.96%

Total investment securities	$278,514	$278,075	4.62%

	Amortized	Fair	Average
Available-for-sale at December 31, 2008	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$24,917	$24,962	5.28%
Five to ten years	436	166	8.25%
Total U.S. government-sponsored agencies	25,353	25,128	5.33%

Mortgage-backed securities (1)
One to five years	4,263	4,277	4.19%
Five to ten years	42,503	43,626	4.45%
After ten years	158,969	160,301	5.27%
Total mortgage-backed securities	205,735	208,204	5.08%

Municipal securities (2)
After ten years	33,265	31,424	4.09%
Total U.S. treasury securities	33,265	31,424	4.09%

U. S. treasury securities
One to five years	598	600	1.02%
Total U.S. treasury securities	598	600	1.02%
Total investment securities available-for-sale	$264,951	$265,356	4.97%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2008	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$2,001	$2,025	4.30%
Total U.S. government-sponsored agencies	2,001	2,025	4.30%

Mortgage-backed securities (1)
One to five years	1,836	1,867	4.26%
Five to ten years	9,267	9,463	4.45%
After ten years	29,075	29,142	4.39%
Total mortgage-backed securities	40,178	40,472	4.40%

Corporate bonds
After ten years	8,004	3,262	4.09%
Total corporate bonds	8,004	3,262	4.09%
Total investment securities held-to-maturity	50,183	45,759	4.34%

Total investment securities	$315,134	$311,115	4.87%

(1)  Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

Loans Receivable

Loans receivable, net of deferred fees and costs, were $1.20 billion at June 30, 2009 and $1.14 billion at December 31, 2008, an increase of $59.3 million.  See Table 9 for details on the loans receivable portfolio. During 2009, the mix of our loan portfolio changed slightly, with decreases in commercial and industrial loans, increases in commercial real estate loans and home equity lines, decreases in real estate construction and real estate residential loans.  Loans held for sale at June 30, 2009 was $232.2 million compared to $157.0 million at December 31, 2008, an increase of $75.2 million.  Loans held for sale are valued at the lower of cost or fair value. The increase in loans held for sale at June 30, 2009 compared to December 31, 2008 is due to the decreased mortgage interest rate environment and consumers taking advantage of the affordable housing market.

Loans Receivable

At June 30, 2009 and December 31, 2008

(In thousands)

	June 30, 2009		December 31, 2008

Commercial and industrial	$148,071	12.35%	$160,989	14.12%
Real estate - commercial	560,101	46.70%	472,131	41.41%
Real estate - construction	184,591	15.39%	188,484	16.53%
Real estate - residential	192,571	16.06%	211,651	18.57%
Home equity lines	111,546	9.30%	104,370	9.16%
Consumer	2,476	0.20%	2,393	0.21%

Gross loans	$1,199,356	100.00%	$1,140,018	100.00%

Net deferred (fees) costs	(685)		(670)
Less: allowance for loan losses	(16,150)		(14,518)

Loans receivable, net	$1,182,521		$1,124,830

Deposits

Total deposits were $1.24 billion at June 30, 2009 compared to $1.18 billion at December 31, 2008. We had increases in our noninterest bearing checking products, interest bearing and money market checking accounts, savings accounts and certificates of deposit. Overall, deposit balances increased as customers are seeking smaller financial institutions to deposit their money with as a result of the current economic turmoil and are increasing the balances held with financial institutions as a result of the increased protection of their money by the FDIC.  See Table 10 for details on certificates of deposit with balances of $100,000 or more. During 2008, we joined the Certificates of Deposit Account Registry Service (“CDARS”).   CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At June 30, 2009 and December 31, 2008, we had $53.8 million and $53.5 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $38.2 million and $35.7 million at June 30, 2009 and December 31, 2008, respectively.

Certificates of Deposit of $100,000 or More

At June 30, 2009

(In thousands)

Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$24,617	$33,040	$57,657
Over three months through six months	17,894	30,584	48,478
Over six months through twelve months	67,288	3,853	71,141
Over twelve months	61,305	4,581	65,886
	$171,104	$72,058	$243,162

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds increased $13.7 million to $380.9 million at June 30, 2009, compared to $367.2 million at December 31, 2008.  Treasury, Tax & Loan Note option borrowings increased $1.0 million to $1.7 million at June 30, 2009 compared to $692,000 at December 31, 2008.  FHLB advances remained at $280.0 million at June 30, 2009 compared to December 31, 2008. Customer repurchase agreements increased $12.7 million to $78.6 million at June 30, 2009 compared to $65.9 million at December 31, 2008.  We had no federal funds purchased at each of June 30, 2009 and December 31, 2008.  Table 11 provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At June 30, 2009

(In thousands)

		Amount
Short-term borrowed funds:
TT&L note option	0.16%	$1,699
Customer repurchase agreements	0.54%	78,588
Total short-term borrowed funds and weighted average rate	0.53%	$80,287
Other borrowed funds:
Trust preferred	4.60%	$20,619
FHLB advances - long term	3.98%	280,000
Other borrowed funds and weighted average rate	4.02%	$300,619

Total other borrowed funds and weighted average rate	3.29%	$380,906

Shareholders’ Equity

Shareholders’ equity at June 30, 2009 was $196.6 million compared to $158.0 million at December 31, 2008, an increase of $38.6 million, or 24%. During the second quarter of 2009, we issued 4.4 million shares of our common stock for total common equity capital raised of $31.6 million.  This additional capital will allow us to continue to penetrate our existing footprint and take full advantage of bank consolidation opportunities.  During the three months ended March 31, 2009, we issued 287,000 shares of our common stock to employee benefit plans for a total addition of $1.6 million to shareholder’s equity.  In addition, our accumulated other comprehensive income increased $1.3 million for the year to date June 30, 2009, which was primarily related to the change in the market value of our available-for-sale investment securities.  Net income of $4.3 million for the six months ended June 30, 2009 also contributed to our increase in shareholders’ equity.  Book value per share at June 30, 2009 was $6.85 compared to $6.58 at December 31, 2008. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at June 30, 2009 was $6.32 compared to $6.00 at December 31, 2008.

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

For the three months ended June 30, 2009, the commercial banking segment recorded net income of $1.2 million compared to net income of $2.7 million for the same period of 2008. For the six months ended June 30, 2009 and 2008, net income for this business segment was $2.9 million and $4.9 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At June 30, 2009, total assets for this segment were $1.82 billion, loans receivable, net of deferred fees and costs, were $1.20 billion and total deposits were $1.24 billion. At June 30, 2008, total assets were $1.70 billion, loans receivable, net of deferred fees and costs, were $1.07 billion and total deposits were $1.11 billion.

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

For the three months ended June 30, 2009 and 2008, the mortgage banking segment recorded net income of $1.4 million and a loss of $1.2 million, respectively. For the six months ended June 30, 2009 and 2008, net income was $2.7 million and a loss of $695,000, respectively.  The increase in net income is primarily attributable to the decrease in mortgage interest rates and the availability of affordable housing for consumers in our market.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At June 30, 2009, total assets for this segment were $259.7 million; loans held for sale were $232.2 million and mortgage funding checks were $19.0 million. At June 30, 2008, total assets were $173.0 million; loans held for sale were $156.1 million and mortgage funding checks were $7.9 million.

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

For the three months ended June 30, 2009 and 2008, the wealth management and trust services segment recorded net income of $66,000 and $51,000, respectively. For the six months ended June 30, 2009 and 2008, net income for this business segment was $76,000 and $68,000, respectively.  For the three months ended June 30, 2009 and 2008, noninterest income was $885,000 and $922,000, respectively.  Noninterest expense for the three months ended June 30, 2009 and 2008 was $784,000 and $844,000, respectively.  For the six months ended June 30, 2009 and 2008, noninterest income was $1.7 million and $1.8 million, respectively.  Noninterest expense for the six months ended June 30, 2009 and 2008 was $1.6 million and $1.7 million, respectively.  At June 30, 2009, total assets were $3.4 million and managed and custodial assets were $2.9 billion. At June 30, 2008, total assets for this segment were $3.6 million and managed and custodial assets were $3.4 billion. The decrease in managed and custodial assets and the related noninterest income is primarily attributable to a decrease in managed assets at our trust division due to the loss of low margin custody relationships with two clients and the departure of certain personnel at CWS.

Additional information pertaining to our business segments can be found in Note 3 to the notes to consolidated financial statements.

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

At June 30, 2009, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 13.43% and 14.52%, respectively. Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The increase in our risk-based capital ratios was primarily a result of our raising $31.6 million in common equity capital during the second quarter of 2009.  This additional capital will help us to further penetrate our existing footprint and take advantage of bank consolidation opportunities.

At December 31, 2008, our Tier 1 and total risk-based capital ratios were 11.67% and 12.72%, respectively.  Table 12 provides additional information pertaining to our capital ratios.

Capital Components

At June 30, 2009 and December 31, 2008

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Financial Corporation (Consolidated):	Amount	Ratio	Amount		Ratio	Amount		Ratio

At June 30, 2009
Total risk-based capital/Total capital to risk-weighted assets	$217,757	14.52%	$119,980	>	8.00%	$149,975	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	201,407	13.43%	59,990	>	4.00%	89,985	>	6.00%
Tier I capital/Total capital to average assets	201,407	11.43%	70,494	>	4.00%	88,117	>	5.00%

At December 31, 2008
Total risk-based capital/Total capital to risk-weighted assets	$178,420	12.72%	$112,207	>	8.00%	$140,259	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	163,716	11.67%	56,104	>	4.00%	84,156	>	6.00%
Tier I capital/Total capital to average assets	163,716	9.90%	66,168	>	4.00%	82,711	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio

At June 30, 2009
Total risk-based capital/Total capital to risk-weighted assets	$181,562	12.17%	$119,392	>	8.00%	$149,240	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	165,212	11.07%	59,696	>	4.00%	89,544	>	6.00%
Tier I capital/Total capital to average assets	165,212	9.42%	70,156	>	4.00%	87,695	>	5.00%

At December 31, 2008
Total risk-based capital/Total capital to risk-weighted assets	$168,513	12.04%	$111,957	>	8.00%	$139,946	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	153,810	10.99%	55,978	>	4.00%	83,968	>	6.00%
Tier I capital/Total capital to average assets	153,810	9.32%	66,018	>	4.00%	82,523	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing business activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable. The required payments under such obligations are detailed in Table 13.

Contractual Obligations

At June 30, 2009

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$529,444	$390,686	$51,680	$86,463	$615

Brokered certificates of deposit	91,929	84,556	7,373	—	—

Advances from the Federal Home Loan Bank of Atlanta	280,000	10,000	35,000	80,000	155,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	15,243	4,508	2,319	5,371	3,045

Total	$937,235	$489,750	$96,372	$171,834	$179,279

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

At June 30, 2009, commitments to extend credit were $421.5 million and standby letters of credit were $12.2 million. The fair value of the liability associated with standby letters of credit at June 30, 2009 was not significant.  Commitments to extend credit of $92.9 million as of June 30, 2009 are related to the mortgage banking segment’s pipeline and are of a short term nature.

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

George Mason estimates a reserve (early pay-off reserve) for mortgage loans sold that are repaid by the borrower within a certain number of days following the loan sale, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor pursuant to the loan sale agreement.  The reserve at June 30, 2009 was inconsequential.

George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. At June 30, 2009, this reserve had a balance of $770,000.  We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.

In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans originated by managed companies at the time of origination.  These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable, the managed company be responsible for buying back the loan.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.  In this instance, George Mason would establish an allowance on the receivable from the managed company.  There is no such allowance recorded at June 30, 2009 as management expects to fully recover amounts owed by managed companies as of June 30, 2009.

During the second quarter of 2008, George Mason entered into an agreement with a mortgage correspondent related to the loan purchase agreement between the two parties.  The agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $1.8 million payment made by George Mason to the correspondent.  The terms of this agreement require that we may be obligated to make additional payments to the correspondent in future periods based on certain conditions.  We believe the additional exposure under this agreement is not material.  The amount of the exposure declines with the passage of time.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $301.0 million at June 30, 2009 or 16% of total assets. We held investments that are classified as held-to-maturity in the amount of $40.9 million at June 30, 2009. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its residential real estate loan portfolio to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial real estate and commercial & industrial portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at June 30, 2009 was $5 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $368 million at June 30, 2009. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

At June 30, 2009, we were asset sensitive for the entire two year simulation period.   Asset sensitive means that yields on the Bank’s interest-earning assets will rise faster than interest-bearing liability costs in a rising rate environment.  For a declining rate environment, asset yields will fall faster than interest-bearing liability costs.  Being asset sensitive our net interest income should increase in a rising rate scenario.  In the up 200 basis point scenario, our net interest income would improve by not more than 2.9% for the one year period and by not more than 4.8% over the two year time horizon.  In the down 100 basis point scenario the interest rate risk model indicates that our net interest income will be nearly unchanged from the base case over the one year period and the two year time horizon.

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

At June 30, 2009, we were asset sensitive for the entire two year simulation period.   Asset sensitive means that yields on the Bank’s interest-earning assets will rise faster than interest-bearing liability costs in a rising rate environment.  For a declining rate environment, asset yields will fall faster than interest-bearing liability costs.  Being asset sensitive our net interest income should increase in a rising rate environment.  In the up 200 basis point scenario, our net interest income would improve by not more than 2.9% for the one year period and by not more than 4.8% over the two year time horizon.  In the down 100 basis point scenario the interest rate risk model indicates that our net interest income will be nearly unchanged from the base case over the one year period and the two year time horizon.

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

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital in the Company and in our subsidiaries.  The ability of our bank subsidiary to pay dividends to us is limited by their obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on their dividends under federal and state bank regulatory requirements.

In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Board of Governors of the Federal Reserve System, or the Federal Reserve, regarding capital adequacy and dividends.  The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred debt) on our financial condition.  These guidelines also require that we review our net income for the current and past four quarters, and the level of dividends on common stock and other Tier 1 capital instruments for those periods, as well as our projected rate or earnings retention.

Under the Federal Reserve’s policy, the board of directors of a bank holding company should also consider different factors to ensure that its dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay while still maintaining a strong financial position.  As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer, or significantly reduce bank holding company’s dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  If we do not satisfy these regulatory requirements or the Federal Reserve’s policies, we will be unable to pay dividends on our common stock.

Commercial real estate and business loans increase our exposure to credit risks.

At June 30, 2009, our portfolio of commercial and industrial and commercial real estate (including construction) totaled $892.8 million, or 74% of total loans. We plan to continue to emphasize the origination of loans to small and medium-sized businesses as well as government contractors, professionals, such as physicians, accountants and attorneys, and commercial real estate developers and builders, which generally exposes us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and cash flows of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.  In addition, these small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.  This concentration also exposes us more to the market risks of real estate sales leasing and other activity in the areas we serve.  An adverse change in local real estate conditions and markets could materially adversely affect the values of our loans and the real estate held as collateral for such loans, and materially affect our results of operation and financial condition.

During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”).  The Guidance defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property.  The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations.  This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs.  Higher allowances for loan losses and capital levels may also be required.  The Guidance is triggered when CRE loan concentrations exceed either:

•                  Total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital; or

•                  Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s capital.

The Guidance applies to our CRE lending activities.  Although our regulators have not required us to maintain elevated levels of capital or liquidity due to our CRE concentrations, the regulators may do so in the future, especially if there is a material downturn in our local real estate markets.

A substantial decline in the value of our Federal Home Loan Bank of Atlanta common stock may result in an other-than-temporary impairment charge.

We are a member of the Federal Home Loan Bank of Atlanta, or FHLB, which enables us to borrow funds under the Federal Home Loan Bank advance program.  As a FHLB member, we are required to own FHLB common stock, the amount of which increases with the level of our FHLB borrowings. The carrying value of our FHLB common stock was $15.6 million as of December 31, 2008. On January 30, 2009, the FHLB announced that in light of the FHLB’s other-than-temporary impairment analysis it was still completing for the fourth quarter of 2008, the FHLB deferred the declaration of the fourth quarter dividend.   The FHLB has also suspended daily repurchases of FHLB common stock, which adversely affects the liquidity of these shares.  Consequently, there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future.

Increases in FDIC insurance premiums may cause our earnings to decrease.

The Emergency Economic Stabilization Act of 2008 temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2009. We are participating in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts.  The FDIC almost doubled its assessment rate on well-capitalized institutions by raising the assessment rate 7 basis points at the beginning of 2009. In May 2009, the FDIC issued a final rule regarding a special assessment of 5 basis points on an institution’s total assets minus its Tier 1 capital as of June 30, 2009.  It also granted the FDIC the authority to impose up to a further 5 basis points special assessment at any time during the remainder of 2009 whenever the estimated Deposit Insurance Fund falls to a level that the FDIC’s board of directors believes would adversely affect public confidence or to a level close to zero or negative. The FDIC has adopted another final rule effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, as well as other changes to the deposit insurance assessment rules. Banks that participate in the TLG’s noninterest bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on FDIC-insured depository institutions. Legislation has been proposed to give the FDIC authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future.

Legislative and regulatory changes could materially change our business and adversely affect our results of operations and financial condition.

Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the Treasury’s Financial Stability Plan and various legislation and programs reduce residential mortgage foreclosures and stabilize the housing market.

Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts, mortgage lenders and other financial institutions are being considered by the executive branch of the Federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions and markets. Another change under discussion includes the regulation of compensation in the financial services industry, generally. We cannot predict whether or in what form any proposed law or regulation will be adopted or the extent to which our business may be affected by any new law or regulation. The current stresses on the financial system and the economy generally, the powers granted to the Treasury under EESA and the ARRA, the expansion and supervision of government sponsored financial programs make the nature and extent of future legislative and regulatory changes affecting financial institutions are unpredictable and subject to rapid changes.

These changes are rapid and unpredictable. Any of these changes could materially change our business and adversely affect our results of operations and financial condition.

Changes in the automobile industry could adversely affect our trust business.

Our largest trust customer is an association of automobile dealers. Recently, as part of their restructuring plans under government supervision, General Motors and Chrysler have begun terminating substantial numbers of their dealers, and other dealers have failed or been sold due to declines in auto sales. We cannot predict the timing or monetary effect that these changes in the auto dealer industry could have upon our trust revenue or our trust department’s contribution to our net income. However, both could be adversely affected over time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended June 30, 2009, we did not purchase shares of our common stock.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company’s Annual Meeting of Shareholders was held on April 24, 2009.

(b)  Not applicable.

(c)  At the Annual Meeting of Shareholders, the following persons were elected as directors for a term expiring in 2012:

	Votes
Director	For	Withheld
Bernard H. Clineburg	15,978,194	5,301,123
James D. Russo	18,906,520	2,372,797
George P. Shafran	19,991,327	1,287,990

(d)  None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

10.1	Amendment to Executive Employment Agreement of Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 23, 2009).
10.2

Underwriting Agreement dated May 21, 2009 between Cardinal Financial Corporation and Raymond James & Associates, Inc. as Representative of the Several Underwriters named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 22, 2009).

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: August 7, 2009	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2009	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to Executive Employment Agreement of Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 23, 2009).
10.2

Underwriting Agreement dated May 21, 2009 between Cardinal Financial Corporation and Raymond James & Associates, Inc. as Representative of the Several Underwriters named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 22, 2009).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350