Form 10-Q
period 2009-09-30
CARDINAL FINANCIAL CORP
filed 2009-11-06
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

28,692,285 shares of common stock, par value $1.00 per share,

outstanding as of November 4, 2009

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2009 and December 31, 2008

(In thousands, except share data)

			September 30,	December 31,
			2009	2008
			(Unaudited)
Assets

Cash and due from banks			$12,251	$14,919
Federal funds sold			7,727	31,009

Total cash and cash equivalents			19,978	45,928
Investment securities available-for-sale			334,670	265,356
Investment securities held-to-maturity (fair value of $34,932 and $45,759 at September 30, 2009 and December 31, 2008, respectively)			37,526	50,183

Total investment securities			372,196	315,539

Other investments			16,467	16,370
Loans held for sale			151,806	157,009

Loans receivable, net of deferred fees and costs			1,263,291	1,139,348
Allowance for loan losses			(17,473)	(14,518)

Loans receivable, net			1,245,818	1,124,830

Premises and equipment, net			15,578	16,463
Deferred tax asset, net			5,899	8,799
Goodwill and intangibles, net			13,995	14,173
Bank-owned life insurance			33,576	33,176
Accrued interest receivable and other assets			18,090	11,470

Total assets			$1,893,403	$1,743,757

Liabilities and Shareholders’ Equity

Noninterest bearing deposits			$154,276	$147,529
Interest bearing deposits			1,121,600	1,032,315

Total deposits			1,275,876	1,179,844

Other borrowed funds			378,645	367,198
Mortgage funding checks			13,167	19,178
Escrow liabilities			2,329	1,832
Accrued interest payable and other liabilities			20,036	17,699

Total liabilities			1,690,053	1,585,751

	2009	2008
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	28,690,285	24,013,663	28,690	24,014
Additional paid-in capital			159,567	130,709
Retained earnings			9,583	3,437
Accumulated other comprehensive income (loss), net			5,510	(154)

Total shareholders’ equity			203,350	158,006

Total liabilities and shareholders’ equity			$1,893,403	$1,743,757

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and nine months ended September 30, 2009 and 2008

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans receivable	$16,585	$16,130	$47,969	$48,497
Loans held for sale	1,630	1,709	5,651	5,792
Federal funds sold	57	118	102	433
Investment securities available-for-sale	3,264	3,295	8,578	10,050
Investment securities held-to-maturity	354	586	1,258	1,963
Other investments	33	113	13	548

Total interest income	21,923	21,951	63,571	67,283

Interest expense:
Deposits	5,710	7,244	18,514	24,451
Other borrowed funds	3,121	3,427	9,383	10,172

Total interest expense	8,831	10,671	27,897	34,623

Net interest income	13,092	11,280	35,674	32,660

Provision for loan losses	2,050	1,645	4,750	2,734

Net interest income after provision for loan losses	11,042	9,635	30,924	29,926

Noninterest income:
Service charges on deposit accounts	514	522	1,482	1,584
Loan fees	503	365	2,161	1,029
Investment fee income	975	893	2,665	2,715
Realized and unrealized gains on mortgage banking activities	2,833	1,985	9,579	5,878
Net realized gain on investment securities available-for-sale	73	306	625	539
Net realized gain (loss) on investment securities trading	97	—	(422)	(9)
Management fee income	553	204	1,267	590
Increase in cash surrender value of bank-owned life insurance	167	165	400	741
Litigation recovery on previously impaired investment	—	—	—	190
Other income (loss)	(11)	(45)	(45)	125

Total noninterest income	5,704	4,395	17,712	13,382

Noninterest expense:
Salary and benefits	5,897	5,754	17,546	17,250
Occupancy	1,321	1,429	4,055	4,205
Professional fees	562	489	1,566	1,687
Depreciation	464	583	1,515	1,821
Data processing	469	402	1,438	1,257
Telecommunications	328	256	939	742
Amortization of intangibles	60	59	178	186
Impairment of Fannie Mae perpetual preferred stock	—	4,408	—	4,408
Impairment of goodwill	—	2,821	—	2,821
FDIC insurance assessment	463	181	2,202	541
Settlement with mortgage correspondent	—	—	—	1,800
Other operating expenses	3,414	2,874	9,282	8,000

Total noninterest expense	12,978	19,256	38,721	44,718

Net income (loss) before income taxes	3,768	(5,226)	9,915	(1,410)

Provision for income taxes	1,164	(816)	3,000	84
Net income (loss)	$2,604	$(4,410)	$6,915	$(1,494)
Earnings (loss) per common share - basic	$0.09	$(0.18)	$0.26	$(0.06)
Earnings (loss) per common share - diluted	$0.09	$(0.18)	$0.26	$(0.06)
Weighted-average common shares outstanding - basic	28,999,230	24,327,751	26,559,683	24,393,167
Weighted-average common shares outstanding - diluted	29,524,878	24,327,751	27,047,915	24,393,167

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and nine months ended September 30, 2009 and 2008

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$2,604	$(4,410)	$6,915	$(1,494)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax expense of $2.1 million and $2.9 million for the three and nine months ended September 30, 2009, respectively, and net of tax benefit of $447,000 and $1.2 million for the three and nine months ended September 30, 2008, respectively.	4,148	(643)	5,908	(1,902)

Less: reclassification adjustment for gains included in net income net of tax expense of $25,000 and $212,000 for the three and nine months ended September 30, 2009, respectively, and $104,000 and $184,000 for the three and nine months ended September 30, 2008, respectively.	(48)	(202)	(412)	(355)
	4,100	(845)	5,496	(2,257)

Unrealized gain on derivative instruments designated as cash flow hedges, net of tax expense of $153,000 and $55,000 for the three and nine months ended September 30, 2009, respectively and tax expense of $250,000 and $135,000 for the three and nine months ended September 30, 2008, respectively.	467	429	168	222

Comprehensive income (loss)	$7,171	$(4,826)	$12,579	$(3,529)

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2009 and 2008

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2007	24,202	$24,202	$131,516	$4,213	$(468)	$159,463
Cumulative effect adjustment at January 1, 2008 for the adoption of SFAS No. 157	—	—	—	(96)	—	(96)
Stock compensation expense, net of tax benefits	—	—	271	—	—	271
Stock options exercised	11	11	44	—	—	55
Purchase and retirement of common stock	(109)	(109)	(791)	—	—	(900)
Dividends on common stock of $0.03 per share	—	—	—	(724)	—	(724)
Change in accumulated other comprehensive loss	—	—	—	—	(2,035)	(2,035)
Net loss	—	—	—	(1,494)	—	(1,494)
Balance, September 30, 2008	24,104	$24,104	$131,040	$1,899	$(2,503)	$154,540

Balance, December 31, 2008	24,014	$24,014	$130,709	$3,437	$(154)	$158,006
Public offering shares issued	4,378	4,378	27,233	—	—	31,611
Stock compensation expense, net of tax benefits	—	—	300	—	—	300
Stock options exercised	11	11	47	—	—	58
Shares issued to employee benefits plan	287	287	1,278	—	—	1,565
Dividends on common stock of $0.03 per share	—	—	—	(769)	—	(769)
Change in accumulated other comprehensive income	—	—	—	—	5,664	5,664
Net income	—	—	—	6,915	—	6,915
Balance, September 30, 2009	28,690	$28,690	$159,567	$9,583	$5,510	$203,350

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income (loss)	$6,915	$(1,494)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,515	1,821
Amortization of premiums, discounts and intangibles	304	255
Impairment of goodwill	—	2,821
Provision for loan losses	4,750	2,734
Loans held for sale originated	(2,003,234)	(1,034,323)
Proceeds from the sale of loans held for sale	2,018,016	1,076,135
Realized and unrealized gains on mortgage banking activities	(9,579)	(5,878)
Proceeds from sale, maturity and call of investment securities trading	1,876	7,848
Purchase of investment securities trading	(6,523)	(7,856)
Loss on sale of investments securities trading	422	8
Gain on sale of investment securities available-for-sale	(768)	(539)
Loss on sale of investment securities available-for-sale	144	—
Gain on sale of other assets	(16)	—
Impairment of Fannie Mae perpetual preferred stock	—	4,408
Increase in cash surrender value of bank-owned life insurance	(400)	(740)
Stock compensation expense, net of tax benefits	300	271
(Increase) decrease in accrued interest receivable, other assets and deferred tax asset	(2,193)	826
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	2,834	(1,209)

Net cash provided by operating activities	14,363	45,088

Cash flows from investing activities:
Purchases of premises and equipment	(614)	(353)
Proceeds from sale of investment securities available-for-sale	5,075	15,411
Proceeds from sale of mortgage-backed securities available-for-sale	43,589	4,942
Proceeds from maturity and call of investment securities available-for-sale	25,963	144,892
Proceeds from maturity and call of investment securities held-to-maturity	2,000	17,492
Proceeds from sale of other investments	—	913
Purchase of investment securities available-for-sale	(71,572)	(110,216)
Purchase of mortgage-backed securities available-for-sale	(96,426)	(36,267)
Purchase of other investments	(97)	(3,547)
Redemptions of investment securities available-for-sale	33,010	22,214
Redemptions of investment securities held-to-maturity	10,564	9,112
Net increase in loans receivable, net of deferred fees and costs	(125,738)	(46,847)

Net cash provided by (used in) investing activities	(174,246)	17,746

Cash flows from financing activities:
Net increase (decrease) in deposits	96,032	(11,361)
Net increase (decrease) in other borrowed funds - short term	11,447	(84,595)
Net decrease in mortgage funding checks	(6,011)	(2,110)
Proceeds from FHLB advances - long term	—	90,000
Repayments of FHLB advances - long term	—	(31,458)
Gain from early extinguishment of long term FHLB advance	—	(253)
Proceeds from issuance of stock	31,611	—
Stock options exercised	58	55
Purchase and retirement of common stock	—	(900)
Shares issued to employee benefits plan	1,565	—
Dividends on common stock	(769)	(724)

Net cash provided by (used in) financing activities	133,933	(41,346)

Net (decrease) increase in cash and cash equivalents	(25,950)	21,488

Cash and cash equivalents at beginning of the period	45,928	22,421

Cash and cash equivalents at end of the period	$19,978	$43,909

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27,926	$34,354
Cash paid for income taxes	2,488	4,106

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009
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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has not elected the fair value option for any financial instrument.

Note 2

Stock-Based Compensation

At September 30, 2009, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan currently authorizes grants and awards with respect to 2,420,000 shares of the Company’s common stock.  There were 385,958 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of September 30, 2009.

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

Total expense related to the Company’s share-based compensation plans for the three months ended September 30, 2009 and 2008 was $72,000 and $73,000, respectively. Total stock compensation expense for the nine months ended September 30, 2009 and 2008 was $300,000 and $271,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $24,000 and $25,000 for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, the total income tax benefit recognized in the income statement for share-based compensation was $102,000 and $92,000, respectively.

There were no options granted during the three months ended September 30, 2009.  For the nine months ended September 30, 2009, options granted were 120,650. Options granted for the three and nine months ended September 30, 2008 were 1,000 and 17,200, respectively. The weighted average per share fair value of stock option grants made for the nine months ended September 30, 2009 was $2.80.  The weighted average per share fair values of stock option grants made during the three and nine months ended September 30, 2008 were $3.52 and $3.10, respectively. The fair values of the options granted during all periods ended September 30, 2009 and 2008 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Estimated option life	—	6.5 years	6.5 years	6.5 years
Risk free interest rate	—	3.77%	2.10% - 2.56%	3.44 - 3.77%
Expected volatility	—	40.50%	44.60%	40.50%
Expected dividend yield	—	0.56%	0.67%	0.56%

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

Stock option activity during the nine months ended September 30, 2009 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding at December 31, 2008	2,364,733	$8.70
Granted	120,650	6.36
Exercised	(11,223)	4.60
Forfeited	(221,800)	9.99
Expired	(8,773)	6.38
Outstanding at September 30, 2009	2,243,587	$8.48	5.18	$(678,322)
Options exercisable at September 30, 2009	2,064,587	$8.45	4.92	$(577,320)

For the options exercised during the nine months ended September 30, 2009, the intrinsic value was $41,000. No options were exercised during the three months ended September 30, 2009.  Total intrinsic value of options exercised for the three and nine months ended September 30, 2008 was $37,000 and $38,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the nine months ended September 30, 2009 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2008	166,600	$5.62
Granted	120,650	2.80
Vested	(81,800)	4.95
Forfeited	(26,450)	5.72
Balance at September 30, 2009	179,000	$4.01

At September 30, 2009, there was approximately $900,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.21 years. The total fair value of shares that vested during the three months ended September 30, 2009 and 2008 was $44,500 and $52,000, respectively. For the nine months ended September 30, 2009 and 2008, the total fair value of shares that vested was $290,000 and $331,000, respectively.

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

Cardinal First Mortgage, LLC is included in the mortgage banking segment for the three and nine months ended September 30, 2009.

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2009 and 2008 is as follows:

At and for the Three Months Ended September 30, 2009 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$12,649	$655	$—	$(212)	$—	$13,092
Provision for loan losses	2,050	—	—	—	—	2,050
Non-interest income	917	3,724	980	103	(20)	5,704
Non-interest expense	8,334	3,192	785	687	(20)	12,978
Provision for income taxes	961	408	66	(271)	—	1,164
Net income (loss)	$2,221	$779	$129	$(525)	$—	$2,604

Total Assets	$1,861,401	$177,183	$3,477	$228,528	$(377,186)	$1,893,403
Average Assets	$1,851,296	$137,303	$3,430	$223,422	$(363,556)	$1,851,895

At and for the Three Months Ended September 30, 2008 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$10,720	$837	$—	$(277)	$—	$11,280
Provision for loan losses	865	780	—	—	—	1,645
Non-interest income	1,142	2,352	893	8	—	4,395
Non-interest expense	12,096	5,728	859	573	—	19,256
Provision for income taxes	605	(1,148)	13	(286)	—	(816)
Net income (loss)	$(1,704)	$(2,171)	$21	$(556)	$—	$(4,410)

Total Assets	$1,615,119	$147,255	$3,579	$167,788	$(295,549)	$1,638,192
Average Assets	$1,612,406	$124,567	$3,589	$172,889	$(292,558)	$1,620,893

At and for the Nine Months Ended September 30, 2009 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$34,191	$2,165	$—	$(682)	$—	$35,674
Provision for loan losses	4,656	94	—	—	—	4,750
Non-interest income	3,077	12,419	2,686	(406)	(64)	17,712
Non-interest expense	25,504	9,154	2,376	1,751	(64)	38,721
Provision for income taxes	2,025	1,835	105	(965)	—	3,000
Net income (loss)	$5,083	$3,501	$205	$(1,874)	$—	$6,915

Total Assets	$1,861,401	$177,183	$3,477	$228,528	$(377,186)	$1,893,403
Average Assets	$1,777,923	$170,349	$3,447	$201,099	$(369,438)	$1,783,380

At and for the Nine Months Ended September 30, 2008 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$31,110	$2,470	$—	$(920)	$—	$32,660
Provision for loan losses	1,790	944	—	—	—	2,734
Non-interest income	3,565	7,075	2,715	27	—	13,382
Non-interest expense	27,165	12,979	2,575	1,999	—	44,718
Provision for income taxes	2,528	(1,512)	51	(983)	—	84
Net income (loss)	$3,192	$(2,866)	$89	$(1,909)	$—	$(1,494)

Total Assets	$1,615,119	$147,255	$3,579	$167,788	$(295,549)	$1,638,192
Average Assets	$1,628,002	$138,243	$3,647	$176,287	$(309,726)	$1,636,453

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008.  Antidilutive outstanding stock options excluded from weighted average shares outstanding for the diluted earnings per share calculation were 245,990 and 238,880 for three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, antidilutive stock options excluded from weighted average shares outstanding for the diluted earnings per share calculation were 392,951 and 234,503, respectively.  These antidilutive stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.  In addition, there were no incremental shares related to unvested stock options because the addition of these shares to the diluted weighted average share calculations would be antidilutive.

	Three Months Ended		Nine Months Ended
(In thousands,	September 30,		September 30,
except per share data)	2009	2008	2009	2008

Net income available to common shareholders	$2,604	$(4,410)	$6,915	$(1,494)

Weighted average common shares - basic	28,999	24,328	26,560	24,393

Weighted average common shares - diluted	29,525	24,328	27,048	24,393

Earnings per common share - basic	$0.09	$(0.18)	$0.26	$(0.06)

Earnings per common share - diluted	$0.09	$(0.18)	$0.26	$(0.06)

Basic earnings per share are impacted by the number of shares required to be issued under the Company’s various deferred compensation plans.  Employees who participate in the Company’s deferred compensation plans can allocate their contributions to various investment options, including a Company Common Stock investment option.  The incremental weighted average shares attributable to the deferred compensation plans included in diluted outstanding shares assumes the participants opt to invest all of their contributions into the Company’s Common Stock investment option.

The following shows the composition of basic outstanding shares for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Weighted average common shares outstanding	28,690	24,105	26,269	24,146
Weighted average shares attributable to the deferred compensation plans	309	223	291	247
Total weighted average shares - basic	28,999	24,328	26,560	24,393

The following shows the composition of diluted outstanding shares for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Weighted average shares outstanding - basic (from above)	28,999	24,328	26,560	24,393
Incremental weighted average shares attributable to deferred compensation plans	374	—	361	—
Weighted average shares attributable to vested stock options	152	—	127	—
Incremental shares attributable to unvested stock options	—	—	—	—
Total weighted average shares - diluted	29,525	24,328	27,048	24,393

Note 5

Investment Securities

The fair value and amortized cost of investment securities at September 30, 2009 are shown in the tables below.  See Note 12 for a discussion of the Company’s investment securities that have been classified as trading.

	September 30, 2009
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value

Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$46,542	$575	$(33)	$47,084
Mortgage-backed securities	226,356	7,878	(318)	233,916
Municipal securities	48,110	891	(272)	48,729
U.S. treasury securities	4,895	46	—	4,941
Total	$325,903	$9,390	$(623)	$334,670

Investment Securities Held-to-Maturity
Mortgage-backed securities	29,522	988	(5)	30,505
Corporate bonds	8,004	—	(3,577)	4,427
Total	$37,526	$988	$(3,582)	$34,932

The fair value and amortized cost of investment securities by contractual maturity at September 30, 2009 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
After 1 year but within 5 years	$10,226	$10,352	$—	$—
After 5 years but within 10 years	36,592	37,131	—	—
After 10 years	52,729	53,271	8,004	4,427
Mortgage-backed securities	226,356	233,916	29,522	30,505

Total	$325,903	$334,670	$37,526	$34,932

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009.

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government - sponsored agencies	$5,067	$(33)	$—	$—	$5,067	$(33)
Mortgage-backed securities	607	(9)	9,263	(309)	9,870	(318)
Municipal securities	5,862	(111)	8,237	(161)	14,099	(272)
Total temporarily impaired securities	$11,536	$(153)	$17,500	$(470)	$29,036	$(623)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$96	$(2)	$27	$(3)	$123	$(5)
Corporate bonds	—	—	4,427	(3,577)	4,427	(3,577)
Total temporarily impaired securities	$96	$(2)	$4,454	$(3,580)	$4,550	$(3,582)

The Company completes reviews for other-than-temporary impairment at least quarterly.  At September 30, 2009 certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated decrease in values are not a result of permanent credit impairment. Municipal securities, with an amortized cost totaling $48.1 million at September 30, 2009, are the primary component of the unrealized losses in the available-for-sale investment securities portfolio at September 30, 2009.  The majority of the municipal securities have been downgraded to AA or single A from AAA due to the downgrades of the monoline insurance companies that insured those bonds.  The downgraded bonds remain general obligations of the municipalities and while prices for these municipal securities are generally below book value, the Company expects to receive payment of all principal and interest amounts due.

In addition, the held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at September 30, 2009 (each security has a par value of $2.0 million).  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  Two of the securities have a composite rating of AA and two of the securities have a composite rating of BBB.  These ratings are consistent with the grades from the other rating agencies.  There is minimal observable trading activity for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and compared the results to information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio for the 2009 periods presented.  See Note 12 for disclosure of the impairment recognized during 2008.

Note 6

Derivative Instruments and Hedging Activities

The Company is a party to forward loan sales contracts, which are utilized to mitigate exposure to fluctuations in interest rates related to closed loans which are held for sale and designated in a cash flow hedge relationship.

These forward loan sales contract derivative hedges are recorded at fair value in the statement of condition as an other asset or other liability with a corresponding offset to accumulated other comprehensive income in shareholders’ equity. Amounts are reclassified from accumulated other comprehensive income to the income statement in the period or periods that the loan sale is reflected in income.

At September 30, 2009, accumulated other comprehensive income included an after-tax unrealized gain of $103,000 related to forward loan sales contracts. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at September 30, 2009 that is related to the Company’s cash flow hedges will be recognized in earnings during the fourth quarter of 2009. For the three and nine months ended September 30, 2009, the hedge ineffectiveness recorded through earnings was immaterial.

At September 30, 2009, the Company had $96.0 million in loan commitments and associated forward sales and had $127.0 million in forward sales associated with $151.8 million of loans held for sale. Loans held for sale that are classified as construction-to-permanent total $23.2 million at September 30, 2009 and are not sold forward until the construction phase has been completed.  At September 30, 2009, the fair value of the derivative asset was $2.6 million and the fair value of the derivative liability was $2.7 million.

The Company has interest rate swaps to mitigate its exposure to interest rate risk.  These interest rate swaps have an aggregate notional amount of $10.0 million to hedge against changes in cash flows caused by movement in interest rates related to the Company’s issuance of $20.0 million in trust preferred securities.  In addition, the Company has an interest rate swap to mitigate the variability in the fair value for one loan receivable.  At September 30, 2009, accumulated other comprehensive income included an after-tax unrealized gain of $64,000 related to these interest rate swaps.  For the three and nine months ended September 30, 2009, the hedge ineffectiveness recorded through earnings was immaterial.

Note 7

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at September 30, 2009 is as follows:

			Wealth Management
	Mortgage Banking		and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2008	$1,781	$841	$795	$536	$2,576	$1,377
2009 amortization related to:
Customer relationship intangibles	—	148	—	30	—	178
Balance at September 30, 2009	$1,781	$989	$795	$566	$2,576	$1,555

The aggregate amortization expense was $60,000 and $59,000 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the aggregate amortization expense was $178,000 and $186,000 respectively.

The estimated amortization expense for the next five years is as follows:

(In thousands)
2009 (October – December)	$60
2010	238
2011	238
2012	238
2013	189
2014 and thereafter	58

The carrying amount of goodwill is as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2008 and September 30, 2009	$22	$10,120	$2,832	$12,974

Goodwill of each of the Company’s business segments is tested for impairment on an annual basis or more frequently if events or circumstances warrant. During the period ended September 30, 2009, the Company performed an evaluation of the goodwill associated with its acquisition of George Mason, which is included in the mortgage banking segment.  The Company employed the services of a valuation consultant to assist with the goodwill evaluation.  The analysis included certain valuation techniques, including a discounted cash flow approach.  Based on the results of the analysis, the fair value of George Mason exceeded its carrying value.  As a result, no impairment was indicated.  For the quarter ended September 30, 2008, upon completion of its impairment testing of the goodwill associated with its acquisition of George Mason, the Company recorded an impairment charge of $2.8 million.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations. All standby letters of credit outstanding at September 30, 2009 are collateralized.

At September 30, 2009, commitments to extend credit were $440.2 million and standby letters of credit were $14.1 million. The fair value of the liability associated with standby letters of credit at September 30, 2009 was not significant. Commitments to extend credit of $96.4 million as of September 30, 2009 are related to the mortgage banking segment’s pipeline and are of a short term nature.

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

George Mason estimates a reserve (early pay-off reserve) for mortgage loans sold that are repaid by the borrower within a certain number of days following the loan sale, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor.  The reserve as of September 30, 2009 was inconsequential.

George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor. At September 30, 2009, the balance in this reserve was immaterial. The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims.  The Company has worked over the past twelve months to reduce and limit its exposure to loan repurchases and claims from investors.

In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans originated by the managed companies at the time of origination. These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers’ failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, the managed company be responsible for buying back the loan.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.  In this instance, George Mason would establish an allowance on the receivable from the managed company. There is no such allowance recorded at September 30, 2009 as management expects to fully recover amounts owed by managed companies as of September 30, 2009.

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

Note 9

Fair Value Measurements

The fair value framework under U.S. generally accepted accounting principles defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring the fair value.  There are three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are shown below:

At September 30, 2009 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$334,670		$334,670
Loans receivable	20,573		20,573
Derivative liability - interest rate swaps	1,624		1,624
Derivative asset - forward loan sales commitments	2,618		2,618
Derivative liability - forward loan sales commitments	1,113		1,113

The fair value of the Company’s interest rate lock commitments and forward loan sale commitments are included in the above table.  In the normal course of business, George Mason and Cardinal First (collectively, the “mortgage companies”) enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage companies.  All borrowers are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the mortgage companies enter into best efforts forward sales contracts to sell loans to investors.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  Both the rate lock commitments to the borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings.

The effects of fair value measurements for the interest rate lock commitment derivatives and forward sales contract derivatives on earnings for the nine months ended September 30, 2009 were as follows:

(in thousands)	Notional or Principal Amount	Expected Premium (Discount) to Par	Movement of Interest Rates	Security Price Change	Total Fair Value Adjustment
Rate lock commitments	$85,664	$741	$185	$—	$926
Forward sales contracts	182,033	—	—	(628)	(628)

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

For the three months ended September 30, 2009, the change in fair value of the interest rate lock commitments, loans held for sale, and forward loan sales contracts based only on changes in

market interest rates was $628,000.   Interest rate movements have an offsetting impact on the security prices that serve to measure the fair value of these instruments.

George Mason serves as a pass through conduit for the managed companies to sell loans to investors on the secondary market.  Concurrent with entering into a rate lock agreement with a borrower, the managed company loan is sold forward to an investor in the secondary market.  After the managed company closes the loan, it is assigned to George Mason.  George Mason then facilitates the transfer of the loan to the investor.  George Mason does not earn any spread or other fees from the loan assignment nor from the transfer to the investor.  All gains in the loan sale are earned by the managed company.  At September 30, 2009, loans held for sale includes $55.4 million of loans originated by the managed companies that will be delivered to the investors by George Mason.  Any change in the fair value of the loans held for sale originated by the managed company will result in an equal and offsetting change in liability to the managed company.

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the Company’s valuation of the goodwill related to its acquisition of George Mason and the valuation of the Company’s corporate bonds held in its held-to-maturity investment securities portfolio.

At September 30, 2009 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill–George Mason	$10,120			$10,120
Corporate bonds	4,427		$4,427

During the third quarter of 2009, the Company performed its annual assessment of the goodwill related to its George Mason mortgage banking subsidiary.  The Company employed the services of a valuation consultant to assist with this analysis.  The consultant employed both the market approach and income approach of evaluation.  The market approach involves a comparison to other companies that have readily available market values or other transactions involving similar companies.  The income approach recognizes that most businesses derive their value from their ability to generate future returns, and the cash flow generating power of an operating business is the single most important determinant of value. The income approach utilizes the discounted cash flow method and arrives at a value by discounting estimated future free cash flows and its estimated terminal value at the end of the holding period by a discount rate. In this analysis, cash flows were projected for five years and the terminal value is an estimate of the fair value of the company at the end of the five year holding period. The discount rate represents the George Mason’s equity cost of capital, which is generally defined as the rate of return required by investors for alternate investments of equal risk.

Due to the distressed and disorderly current market for mortgage banking companies and the very limited number of transactions that have occurred over the past year and the even more limited amount of data on these transactions, in determining the fair value of George Mason, considerably more weight was given to the income approach  (80%) versus the market approach

(20%).  Although only a 20% weight was applied to the value generated by the market approach, the income approach includes numerous inputs that are based on the current market, including the revenue and expense assumptions and the underlying discount rates applied to the free cash flows and terminal cash flow.  Based upon this analysis, the fair value of George Mason exceeded its carrying value.

The Company’s corporate bond portfolio consists of four pooled trust preferred securities, with a total par value of $8.0 million at September 30, 2009 (each security has a par value of $2.0 million).  The Company owns senior A-3 tranches of each of these pools and uses the services of a consultant to estimate the projected cash flow of each investment based upon several scenarios regarding likely possible default rates of the underlying issuers of each pool.  The analysis yielded a result that fell within the range of values provided by external pricing sources.

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

Other Commitments to Extend Credit

The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other covenants or requirements.  These commitments have expiration dates and generally expire within one year.  Many commitments are expected to, and typically do, expire without being drawn upon.  The rates and terms of these instruments are competitive with others in the market in which the Company operates.  The carrying amounts are reasonable estimates of the fair value of these financial instruments and are zero at September 30, 2009.

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value.

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis:

	September 30, 2009
	Carrying	Estimated
(In thousands)	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$19,978	$19,978
Investment securities held-to-maturity and other investments	53,993	51,399
Loans receivable, net	1,263,291	1,267,930
Accrued interest receivable	5,760	5,760

Financial liabilities:
Demand deposits	$154,276	$154,276
Interest checking	122,853	122,853
Money market and statement savings	370,205	370,205
Certificates of deposit	628,542	638,616
Other borrowed funds	378,645	382,181
Mortgage funding checks	13,167	13,167
Accrued interest payable	1,633	1,633

	December 31, 2008
	Carrying	Estimated
(In thousands)	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$45,928	$45,928
Investment securities held-to-maturity and other investments	66,553	62,129
Loans receivable, net	1,125,509	1,118,012
Accrued interest receivable	5,204	5,204

Financial liabilities:
Demand deposits	$147,529	$147,529
Interest checking	118,868	118,868
Money market and statement savings	306,892	306,892
Certificates of deposit	606,555	616,985
Other borrowed funds	367,198	331,856
Mortgage funding checks	19,178	19,178
Accrued interest payable	1,660	1,660

Note 10

Fair Value of Derivative Instruments and Hedging Activities

The following table discloses the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at September 30, 2009.  In addition, the gains and losses related to these derivative instruments is provided for the three months ended September 30, 2009.

Derivative Instruments and Hedging Activities

At of September 30, 2009

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,624
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,685	Accrued Interest Payable and Other Liabilities	920
Total Derivatives Designated as Hedging Instruments		1,685		2,544

Derivatives Not Designated as Hedging Instruments
Forward Rate Lock Commitments	Accrued Interest Receivable and Other Assets	934	Accrued Interest Payable and Other Liabilities	193
Total Derivatives Not Designated as Hedging Instruments		934		193

Total Derivatives		$2,619		$2,737

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended September 30, 2009

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$(31)	Other Income	$31
Total		$(31)		$31

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(135)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(120)	Other Income	679	Other Income	(679)
Total	$(255)		$315		$(315)

Note 11

Allowance for Loan Losses

Activity in the Company’s allowance for loan losses for the nine months ended September 30, 2009 and 2008 is shown below.

(In thousands)	2009	2008
Beginning balance, January 1	$14,518	$11,641
Provision for loan losses	4,750	2,734
Loans charged-off	(1,800)	(1,141)
Recoveries	5	23
Ending balance, September 30	$17,473	$13,257

Note 12

Net Gains on Investment Securities Available-for-Sale and Held- for-Trading

During the three months ended March 31, 2009, the Company sold all shares of its Fannie Mae perpetual preferred stock for a loss of $217,000.  The Company elected to sell these shares as a result of these shares being traded well below their par value following the placement of Fannie Mae into conservatorship by federal regulators during 2008.  The Company recognized an other-than-temporary impairment of $4.4 million on this investment in 2008.  The full amount of this impairment was deemed to be related to credit deterioration of the issuer, and not related to equity market conditions.  Because of the minimal likelihood that these shares would recover, the Company made the decision to exit this type of investment security and no longer owns any similar equity investment in its investment securities portfolio.

At September 30, 2009, certain of the Company’s mortgage-backed and municipal investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company has the ability and intent to hold these investments for a period of time sufficient to allow for an anticipated recovery in value.

Additionally, for the three months ended September 30, 2009, the Company had trading gains of  $97,000 and for the nine months ended September 30, 2009, trading losses of $422,000 as a result of the purchase of investments to economically hedge against fair value changes of the Company’s nonqualified deferred compensation plan liability.  Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings.  The trading losses for the nine months ended September 30, 2009 were primarily the result of lower stock prices and were partially offset by a reduction in the period’s compensation expense associated with this benefit plan.  These investment securities economically hedge changes in fair value of the Company’s deferred compensation plan obligation and are not listed in the tables included in the investment securities disclosure in Note 5 above.  The fair value of these trading securities is $4.2 million at September 30, 2009 and are included in Other Assets on the statement of condition.

Note 13

Common Stock Issued to Employee Benefit Plans

The Company issued 287,000 shares of common stock during the nine month period ended September 30, 2009.  These shares were issued to fund the Company’s obligation to its participants that had elected the Cardinal Common Stock investment option in its various nonqualified deferred compensation plans.  These shares were issued at $5.45 per share for a total addition to shareholders’ equity of $1.6 million.

Note 14

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through November 6, 2009, the date the financial statements were available to be issued.  This evaluation did not result in any subsequent events that necessitated disclosure and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2009 and December 31, 2008 and the unaudited results of our operations for the three and nine months ended September 30, 2009 and 2008. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

•                  other factors described from time to time in our reports filed with the SEC.

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

Goodwill is not amortized but is tested on at least an annual basis for impairment.

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

New Financial Accounting Standards

Effective January 1, 2009, we adopted new accounting guidance for disclosures about derivative instruments and hedging activities.  This guidance requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The required disclosures include the fair value of derivative instruments and their gains and losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company’s strategies and objectives for using derivative instruments.  This guidance is effective prospectively for periods beginning on or after November 15, 2008.  The adoption provided for enhanced disclosure but otherwise did not have a material impact on our consolidated financial condition or results of operations.  See Note 10 to our notes to the consolidated financial statements.

In April 2009, we adopted new accounting guidance for recognition and presentation of other-than-temporary impairments.  This standard modified the indicator of other-than-temporary impairment for debt securities.  In addition, it amended the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more likely than not that the entity will not have to sell prior to recovery of the amortized cost basis of the debt security.  In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, we adopted new accounting guidance for determining when a market for an asset or a liability is active or inactive and determining when a transaction is distressed.  This standard reaffirmed the exit price objective of fair value measurements and provides guidance on inactive markets and distressed transactions.  This standard is to be applied prospectively and is effective for interim and annual periods ending June 15, 2009.  The adoption of this standard did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, we adopted new accounting guidance for interim disclosures about fair value of financial instruments.  This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance requires those disclosures in summarized financial information at interim reporting periods.  This standard is effective for interim reporting periods ending after June 15, 2009.  The adoption provided for enhanced disclosure but otherwise did not have a material impact on our consolidated financial condition or results of operations.

On July 1, 2009, we adopted new accounting guidance for the FASB accounting standards codification and the hierarchy of generally accepted accounting principles, the “Codification.”  The Codification is the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.

2009 Economic Environment

Our credit quality remains strong despite the challenges we face during the current economic environment.  At September 30, 2009, we have non-accrual loans totaling $9.5 million and $25,000 in loans contractually past due 90 days or more as to principal or interest.  Net charge-offs were 0.20% of our average loans receivable for the nine months ended September 30, 2009. Our mortgage banking segment has profited from the recent actions taken by the Federal Reserve to reduce interest rates which has spurred an increase in mortgage activity as homeowners have reacted by applying to refinance their current mortgages and other consumers have seen an opportunity to purchase housing as it has become more affordable. Net income from our mortgage banking segment increased to $779,000 and $3.5 million for the three and nine months ended September 30, 2009, respectively, compared to losses of $2.2 million and $2.9 million for the three and nine month periods of 2008.  In addition, during the second quarter of 2009, we successfully raised $31.6 million in common equity capital to further capitalize the Company, to further penetrate our existing footprint and take advantage of bank consolidation opportunities.

The market disturbances that have been experienced in the financial markets over the past year continue to impact our results. Market illiquidity continues to impact certain portions of our investment securities portfolio, specifically the ratings of certain monoline insurance providers, which has affected the pricing of certain municipal securities in our portfolio. In addition, we hold an investment of $8.0 million in par value of pooled trust preferred securities, which are significantly below book value as of September 30, 2009 due to the lack of liquidity in the market and investor apprehension for investing in these types of investments.

The recessionary conditions together with deterioration in the overall economy may continue to affect these and other markets in which we do business and could adversely impact our results for the remainder of 2009 and into 2010. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

While our loan growth has continued to be strong during 2009, continued negative economic conditions are likely to adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Continued deterioration in real estate values and household incomes could result in higher credit losses for us.  Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially.  The systems by which we set limits and monitor the level of our credit exposure to individual entities and industries also may not function as we have anticipated.

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

In addition to Emergency Economic Stabilization Act of 2008 (“ESSA”), the U.S. government has continued to respond to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives.  The American Recovery and Reinvestment Act (“ARRA”) is intended to expand and establish government spending programs and provide tax cuts to stimulate the economy.  Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s announced Financial Stability Plan and the U.S. government’s announced foreclosure prevention program.  There can be no assurance as to the impact these programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of these efforts to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, our regulatory capital position or the trading price of our common stock.

In May 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured financial institution’s total assets minus its tier 1 capital.  This special assessment is to assist in the replenishment of the Deposit Insurance Fund as a result of the increase in financial institution failures over the past year.  The FDIC may impose an additional special assessment during 2009 if the FDIC believes that the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that would adversely affect public confidence or to a level which shall be close to or below zero.  The latest possible date for imposing an additional special assessment would be December 31, 2009.  An additional special assessment is probable for 2009.  In addition, the FDIC announced a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011, and extend the restoration period from seven to eight years.

Statements of Income

General

For the three months ended September 30, 2009 and 2008, we reported net income of $2.6 million and a net loss of $4.4 million, respectively.  Net interest income after the provision for loan losses increased $1.4 million to $11.0 million for the three months ended September 30, 2009 compared to $9.6 million for the three months ended September 30, 2008.  The increase in net interest income after provision for loan losses is a direct result of an increase in our net interest income of $1.8 million to $13.1 million for the three months ended September 30, 2009, despite an increase in our provision for loan losses.  Provision for loan losses for the three months ended September 30, 2009 was $2.1 million, an increase of $405,000 compared to $1.6 million for the same period of 2008.  Noninterest income for the three months ended September 30, 2009 was $5.7 million, an increase of $1.3 million, or 30%, compared to $4.4 million for the three months ended September 30, 2008.  The increase in noninterest income is primarily due to an increase in realized and unrealized gains on mortgage banking activities, which increased $848,000 to $2.8 million for the three months ended September 30, 2009 compared to $2.0 million for the quarter ended September 30, 2008.  For the three months ended September 30, 2009, noninterest expense decreased to $13.0 million, compared to $19.3 million for the same period of 2008.  The decrease in noninterest expense is attributable to the impairments recorded during the third quarter of 2008 for our investment in Fannie Mae perpetual preferred stock ($4.4 million) and an impairment in the goodwill associated with our acquisition of George Mason ($2.8 million).  No such impairments were recorded during 2009.

For the three months ended September 30, 2009, basic and diluted income per common share were each $0.09.  Basic and diluted loss per common share for the three months ended September 30, 2008 were each $0.18.  Weighted average fully diluted shares outstanding for the three months ended September 30, 2009 and 2008 were 29,524,878 and 24,327,751, respectively.

Return on average assets for the three months ended September 30, 2009 and 2008 was 0.56% and (1.09%), respectively. Return on average equity for the three months ended September 30, 2009 and 2008 was 5.20% and (11.03%), respectively.

Net income for the nine months ended September 30, 2009 was $6.9 million.  For the year-to-date September 30, 2008, we recorded a net loss of $1.5 million.  Net interest income after the provision for loan losses for the nine months ended September 30, 2009 increased $1.0 million to $30.9 million compared to $30.0 million for the nine months ended September 30,

2008.  The increase in net interest income after provision for loan losses is directly related to our increase in net interest income during 2009.  Net interest income increased $3.0 million to $35.7 million for the nine months ended September 30, 2009 compared to $32.7 million for the same period of 2008.  Provision for loan losses for the nine months ended September 30, 2009 and 2008 was $4.8 million and $2.7 million, respectively, an increase of $2.0 million, or 74%.  Noninterest income was $17.7 million for the nine months ended September 30, 2009, an increase of $4.3 million, or 32%, from $13.4 million for the nine months ended September 30, 2008.  The increase in noninterest income is primarily a result of the increase in realized and unrealized gains on mortgage banking activities, which increased $3.7 million to $9.6 million for the nine months ended September 30, 2009.  Noninterest expense for the nine months ended September 30, 2009 was $38.7 million compared to $44.7 million for the same period of 2008.  The decrease in noninterest expense was primarily related to the aforementioned impairments recorded during the third quarter of 2008.

For the nine months ended September 30, 2009, basic and diluted income per common share were each $0.26.  Basic and diluted loss per common share for the nine months ended September 30, 2008 were each $0.06.  Weighted average fully diluted shares outstanding for the nine months ended September 30, 2009 and 2008 were 27,047,915 and 24,393,167, respectively.

Return on average assets for the nine months ended September 30, 2009 and 2008 was 0.52% and (0.12%), respectively. Return on average equity for the nine months ended September 30, 2009 and 2008 was 5.12% and (1.23%), respectively.

General —Business Segments

We operate in three business segments, commercial banking, mortgage banking and wealth management and trust services.  Net income attributable to the commercial banking segment for the three months ended September 30, 2009 was $2.2 million compared to a net loss of $1.7 million for the three months ended September 30, 2008.  Net interest income increased $1.9 million to $12.6 million for the three months ended September 30, 2009, compared to $10.7 million for the same period of 2008.  Provision for loan losses increased $1.2 million to $2.1 million for the three months ended September 30, 2009 compared to $865,000 for the same period of 2008.  The increase in provision expense is related to current economic and market conditions and an increase in loan charge-offs during 2009.  Noninterest income decreased to $917,000 for the three months ended September 30, 2009 compared to $1.1 million for the three months ended September 30, 2008.  During the third quarter of 2009, gains of $73,000 were recorded on sales of investment securities available-for-sale, compared to $306,000 for the three months ended September 30, 2008.  Noninterest expense was $8.3 million for the three months ended September 30, 2009, compared to $12.1 million for the same period of 2008.  The decrease is primarily due to an other-than-temporary impairment charge recorded during the third quarter of 2008 for our investment in Fannie Mae perpetual preferred stock.  No such impairment was recorded during 2009.  For the nine months ended September 30, 2009, net income for the commercial banking segment was $5.1 million compared to $3.2 million for the nine months ended September 30, 2008.  Net interest income increased $3.1 million to $34.2 million for the nine months ended September 30, 2009 as compared to $31.1 million for the same period of 2008.  Provision for loan losses increased $2.9 million to $4.7 million for the year-to-date period of 2009, compared to $1.8 million for 2008.  Noninterest expense was $25.5 million for the nine months ended September 30, 2009 compared to $27.2 million for the same period of 2008.

The mortgage banking segment reported net income of $779,000 for the three months ended September 30, 2009 compared to a net loss of $2.2 million for the three months ended September 30, 2008.  The increase in net income for the three months ended September 30, 2009 was primarily attributable to an increase in loan origination volume due to the decrease in mortgage interest rates and more affordable housing prices.  In addition, during the third quarter of 2008, the mortgage banking segment recorded a goodwill impairment charge of $2.8 million which contributed to the loss reported in 2008.  For the nine months ended September 30, 2009, this segment reported net income of $3.5 million compared to a loss of $2.9 million for the same nine month period of 2008.  Again, the increase in net income is primarily related to the increase in loan origination volume during 2009 as compared to 2008, and the aforementioned goodwill impairment charge which was recorded during 2008.  In addition, this segment recorded a $1.8 settlement with a mortgage correspondent during 2008.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded net income of $129,000 and $21,000 for the three month periods ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, net income from this reporting segment was $205,000 and $89,000, respectively.  The increase in noninterest income during 2009 as compared to 2008 is primarily a result of an increase in customer relationships in this business segment.

Net Interest Income

Net interest income represents the difference between interest and fees earned on interest -earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended September 30, 2009 and 2008 was $13.1 million and $11.3 million, respectively, a period-to-period increase of $1.8 million, or 16%. For the nine months ended September 30, 2009 and 2008, net interest income was $35.7 million and $32.7 million, respectively, an increase of $3.0 million, or 9%.  The yields on both our assets and liabilities fell during the quarter and year-to-date periods as interest rates decreased.  The increase in net interest income is primarily the result of a greater decrease in our cost of interest-bearing liabilities than our decrease in the yields earned for average earning assets.

Specifically, interest income on loans receivable increased $448,000 for the three months ended September 30, 2009 compared to the same three month period of 2008.  Interest income on loans held for sale decreased $79,000 to $1.6 million for the three months ended September 30, 2009.  The increase in average volume for both loans receivable and loans held for sale negated the impact of the decreases in rates.  Interest income on investment securities decreased $269,000 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  The decrease in interest income on investment securities is directly related to lower weighted average interest rates of the investment securities we hold due to the current interest rate environment.  Total interest expense has decreased $1.8 million for the three months ended September 30, 2009 as compared to the same period of 2008.  The decrease in total interest expense is mostly related to the decreases we have taken in the interest rates we pay on our interest checking and savings deposit accounts.  In addition, our certificates of deposit are repricing at lower interest rates.

For the year-to-date September 30, 2009, interest income on loans receivable decreased $530,000 to $48.0 million compared to $48.5 million for the same 2008 period.  Interest income on investment securities decreased $2.2 million for the nine months ended September 30, 2009 as compared to the nine month period ended September 30, 2008.  These decreases when comparing the year-to-date September 30, 2009 and 2008 periods are directly related to the decreased interest rate environment.

We have certain loans and investment securities for which a portion of the income realized is tax-exempt.  Net interest income on a tax equivalent basis for the three months ended September 30, 2009 and 2008 was $13.2 million and $11.4 million, respectively.  For the nine months ended September 30, 2009 and 2008, net interest income on a tax equivalent basis was $36.0 million and $33.1 million, respectively.

Our net interest margin, which equals net interest income divided by average interest earning assets, was 2.97% and 2.96% for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, our net interest margin was 2.81% and 2.84%, respectively.  The slight changes in the net interest margin for the three and nine months ended September 30, 2009 compared to the same periods of 2008 are again attributable to the current interest rate environment.  The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended September 30, 2009, 2008 and 2007

(In thousands)

		2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$148,446	$1,781	4.80%	$119,891	$1,843	6.15%	$108,266	$2,132	7.88%
Real estate - commercial	567,150	8,893	6.27%	454,513	7,447	6.55%	385,432	6,556	6.80%
Real estate - construction	178,585	2,251	5.04%	189,041	2,703	5.72%	171,846	3,639	8.47%
Real estate - residential	201,500	2,596	5.15%	213,360	2,984	5.60%	200,792	2,749	5.48%
Home equity lines	114,414	1,033	3.58%	96,196	1,131	4.66%	72,365	1,323	7.25%
Consumer	2,815	42	5.92%	2,608	40	6.08%	8,222	165	7.96%
Total loans	1,212,910	16,596	5.47%	1,075,609	16,148	6.01%	946,923	16,564	7.00%

Loans held for sale	131,417	1,630	4.96%	118,009	1,709	5.79%	233,646	4,256	7.29%
Investment securities available-for-sale	286,835	3,384	4.72%	258,807	3,421	5.29%	293,554	3,696	5.04%
Investment securities held-to-maturity	39,347	354	3.60%	54,373	586	4.30%	85,850	896	4.17%
Other investments	15,728	33	0.84%	15,726	113	2.91%	10,944	166	6.05%
Federal funds sold	91,776	57	0.25%	19,068	118	2.45%	5,003	71	5.69%
Total interest-earning assets and interest income (2)	1,778,013	22,054	4.96%	1,541,592	22,095	5.73%	1,575,920	25,649	6.51%

Noninterest earning assets:
Cash and due from banks	1,213			7,241			$5,659
Premises and equipment, net	15,723			17,276			19,347
Goodwill and other intangibles, net	14,025			17,060			17,341
Accrued interest and other assets	59,613			50,487			51,685
Allowance for loan losses	(16,692)			(12,763)			(10,512)
Total assets	$1,851,895			$1,620,893			$1,659,440

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	120,990	282	0.92%	114,362	605	2.10%	117,665	904	3.05%
Money markets	54,539	113	0.82%	40,434	230	2.26%	53,155	345	2.58%
Statement savings	314,226	967	1.22%	345,687	2,379	2.73%	359,379	4,226	4.66%
Certificates of deposit	631,746	4,348	2.73%	446,411	4,030	3.58%	498,113	5,903	4.70%
Total interest - bearing deposits	1,121,501	5,710	2.02%	946,894	7,244	3.04%	1,028,312	11,378	4.39%

Other borrowed funds	362,391	3,121	3.42%	359,976	3,427	3.78%	319,767	3,834	4.76%

Total interest-bearing liabilities and interest expense	1,483,892	8,831	2.36%	1,306,870	10,671	3.24%	1,348,079	15,212	4.48%

Noninterest-bearing liabilities:
Demand deposits	150,336			136,575			123,178
Other liabilities	17,280			17,477			31,216
Common shareholders’ equity	200,387			159,971			156,967
Total liabilities and shareholders’ equity	$1,851,895			$1,620,893			$1,659,440

Net interest income and net interest margin (2)		$13,223	2.97%		$11,424	2.96%		$10,437	2.65%

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

Rate and Volume Analysis
Three Months Ended September 30, 2009, 2008 and 2007

(In thousands)

	2009 Compared to 2008			2008 Compared to 2007
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$439	$(501)	$(62)	$229	$(518)	$(289)
Real estate - commercial	1,846	(400)	1,446	1,175	(284)	891
Real estate - construction	(150)	(302)	(452)	364	(1,300)	(936)
Real estate - residential	(164)	(224)	(388)	168	67	235
Home equity lines	210	(308)	(98)	428	(620)	(192)
Consumer	3	(1)	2	(113)	(12)	(125)
Total loans	2,184	(1,736)	448	2,251	(2,667)	(416)

Loans held for sale	194	(273)	(79)	(2,106)	(441)	(2,547)
Investment securities available-for-sale	370	(407)	(37)	(437)	162	(275)
Investment securities held-to-maturity	(163)	(69)	(232)	(327)	17	(310)
Other investments	2	(82)	(80)	70	(123)	(53)
Federal funds sold	442	(503)	(61)	201	(154)	47
Total interest income (2)	3,029	(3,070)	(41)	(348)	(3,206)	(3,554)

Interest expense:

Interest - bearing deposits

Interest checking	35	(358)	(323)	(25)	(274)	(299)
Money markets	80	(197)	(117)	(83)	(32)	(115)
Statement savings	(217)	(1,195)	(1,412)	(166)	(1,681)	(1,847)
Certificates of deposit	1,673	(1,355)	318	(613)	(1,260)	(1,873)
Total interest - bearing deposits	1,571	(3,105)	(1,534)	(887)	(3,247)	(4,134)

Other borrowed funds	23	(329)	(306)	482	(889)	(407)
Total interest expense	1,594	(3,434)	(1,840)	(405)	(4,136)	(4,541)

Net interest income (2)	$1,435	$364	$1,799	$57	$930	$987

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

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Nine Months Ended September 30, 2009, 2008 and 2007

(In thousands)

		2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$158,966	$5,721	4.80%	$127,572	$6,080	6.35%	$106,764	$6,143	7.67%
Real estate - commercial	531,923	24,984	6.26%	432,948	21,304	6.56%	354,731	17,815	6.70%
Real estate - construction	177,728	6,095	4.57%	190,428	8,723	6.11%	164,295	10,393	8.43%
Real estate - residential	202,133	8,094	5.34%	213,018	8,970	5.61%	199,342	8,156	5.46%
Home equity lines	109,935	3,003	3.65%	90,593	3,338	4.92%	66,832	3,674	7.35%
Consumer	2,586	118	6.05%	2,680	130	6.48%	7,020	424	8.08%
Total loans	1,183,271	48,015	5.41%	1,057,239	48,545	6.12%	898,984	46,605	6.91%

Loans held for sale	168,428	5,651	4.47%	132,921	5,792	5.81%	261,505	13,954	7.11%
Investment securities - trading	—	—	0.00%	—	—	0.00%	15	1	4.61%
Investment securities available-for-sale	239,301	8,905	4.96%	264,376	10,400	5.25%	264,249	9,748	4.92%
Investment securities held-to-maturity	44,351	1,258	3.78%	61,475	1,963	4.25%	91,343	2,858	4.17%
Other investments	15,697	13	0.11%	15,138	548	4.82%	9,893	442	5.96%
Federal funds sold	57,563	102	0.24%	23,023	433	2.52%	31,244	1,235	5.28%

Total interest-earning assets and interest income (2)	1,708,611	63,944	4.99%	1,554,172	67,681	5.81%	1,557,233	74,843	6.41%

Noninterest earning assets:
Cash and due from banks	1,026			7,526			$7,297
Premises and equipment, net	15,977			17,765			19,835
Goodwill and other intangibles, net	14,090			17,140			17,403
Accrued interest and other assets	59,401			52,042			48,513
Allowance for loan losses	(15,725)			(12,192)			(10,096)
Total assets	$1,783,380			$1,636,453			$1,640,185

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	121,062	960	1.06%	121,338	2,101	2.31%	124,155	2,738	2.95%
Money markets	49,504	397	1.07%	40,860	764	2.50%	57,531	1,076	2.50%
Statement savings	286,180	3,255	1.52%	366,209	8,312	3.03%	357,343	12,641	4.73%
Certificates of deposit	619,158	13,902	3.00%	450,650	13,274	3.93%	531,418	18,733	4.71%
Total interest - bearing deposits	1,075,904	18,514	2.30%	979,057	24,451	3.34%	1,070,447	35,188	4.39%

Other borrowed funds	363,422	9,383	3.45%	349,178	10,172	3.89%	264,551	8,949	4.52%

Total interest-bearing liabilities and interest expense	1,439,326	27,897	2.59%	1,328,235	34,623	3.48%	1,334,998	44,137	4.42%

Noninterest-bearing liabilities:
Demand deposits	144,233			127,945			123,621
Other liabilities	19,780			18,706			24,196
Common shareholders’ equity	180,041			161,567			157,370
Total liabilities and shareholders’ equity	$1,783,380			$1,636,453			$1,640,185

Net interest income and net interest margin (2)		$36,047	2.81%		$33,058	2.84%		$30,706	2.63%

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

Rate and Volume Analysis

Nine Months Ended September 30, 2009, 2008 and 2007

(In thousands)

	2009 Compared to 2008			2008 Compared to 2007
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$1,496	$(1,855)	$(359)	$1,197	$(1,260)	$(63)
Real estate - commercial	4,870	(1,190)	3,680	3,928	(439)	3,489
Real estate - construction	(582)	(2,046)	(2,628)	1,653	(3,323)	(1,670)
Real estate - residential	(458)	(418)	(876)	560	254	814
Home equity lines	713	(1,048)	(335)	1,313	(1,649)	(336)
Consumer	(4)	(8)	(12)	(262)	(32)	(294)
Total loans	6,035	(6,565)	(530)	8,389	(6,449)	1,940

Loans held for sale	1,547	(1,688)	(141)	(6,861)	(1,301)	(8,162)
Investment securities - trading	—	—	—	(1)	—	(1)
Investment securities available-for-sale	(986)	(509)	(1,495)	5	647	652
Investment securities held-to-maturity	(550)	(155)	(705)	(930)	35	(895)
Other investments	19	(554)	(535)	235	(129)	106
Federal funds sold	656	(987)	(331)	(326)	(476)	(802)

Total interest income (2)	6,721	(10,458)	(3,737)	511	(7,673)	(7,162)

Interest expense:

Interest - bearing deposits:

Interest checking	(7)	(1,134)	(1,141)	(58)	(579)	(637)
Money markets	161	(528)	(367)	(311)	(1)	(312)
Statement savings	(1,822)	(3,235)	(5,057)	327	(4,656)	(4,329)
Certificates of deposit	4,946	(4,318)	628	(2,843)	(2,616)	(5,459)
Total interest - bearing deposits	3,278	(9,215)	(5,937)	(2,885)	(7,852)	(10,737)

Other borrowed funds	405	(1,194)	(789)	2,867	(1,644)	1,223

Total interest expense	3,683	(10,409)	(6,726)	(18)	(9,496)	(9,514)

Net interest income (2)	$3,038	$(49)	$2,989	$529	$1,823	$2,352

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

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2009 and 2008 was $2.1 million and $1.6 million, respectively. For the nine months ended September 30, 2009 and 2008, provision for loan losses was $4.8 million and $2.7 million, respectively.  The increase in our provision expense for the 2009 periods compared to the same periods of 2008 is a direct result of increases in non-performing loans and the adverse migration of certain loans through our allowance for loan losses calculation model because of current and ongoing adverse economic conditions.  While we continue to report strong credit quality in our loan portfolio, we have experienced increases in our watch list credits and net charge-offs.  Our provision expense was also impacted by net new loan growth in addition to our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.”

During 2009, we charged off three residential loans held at George Mason totaling $454,000 and eleven residential loans at the Bank totaling $1.3 million.  In addition, installment loans at the Bank totaling $4,000 have been charged-off during the 2009.  The Bank recorded partial charge-offs of two commercial loans totaling $40,000 during 2009.  All of these charge-offs were taken against our allowance for loan losses.

The allowance for loan losses at September 30, 2009 and December 31, 2008 was $17.5 million and $14.5 million, respectively. Our allowance for loan losses ratio to loans receivable, net was 1.38% and 1.27% at September 30, 2009 and December 31, 2008, respectively.  Nonperforming loans at September 30, 2009 and December 31, 2008, were $9.5 million and $5.1 million, respectively.

While our loan growth has been strong during 2009, continued recessionary economic conditions are likely to adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Continued deterioration in real estate values and household incomes could result in higher credit losses for us.  Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Nine Months Ended September 30, 2009 and 2008

(In thousands)

	2009	2008
Beginning balance, January 1,	$14,518	$11,641

Provision for loan losses	4,750	2,734

Loans charged off:
Commercial and industrial	(40)	(88)
Residential	(1,756)	(1,012)
Consumer	(4)	(41)
Total loans charged off	(1,800)	(1,141)

Recoveries:
Commercial and industrial	5	3
Consumer	—	20
Total recoveries	5	23

Net (charge offs) recoveries	(1,795)	(1,118)

Ending balance, September 30,	$17,473	$13,257

	September 30,	September 30,
	2009	2008
Loans:
Balance at period end	$1,263,291	$1,086,531
Allowance for loan losses to loans receivable, net of fees	1.38%	1.22%
Annualized net charge-offs to average loans receivable	0.20%	0.14%

Allocation of the Allowance for Loan Losses

At September 30, 2009 and December 31, 2008

(In thousands)

	September 30,		December 31,
	2009		2008
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,997	11.75%	$2,129	14.12%
Real estate - commercial	9,732	46.90%	6,110	41.41%
Real estate - construction	2,713	15.18%	3,118	16.53%
Real estate - residential	1,798	16.72%	2,138	18.57%
Home equity lines	1,164	9.21%	965	9.16%
Consumer	69	0.24%	58	0.21%

Total allowance for loan losses	$17,473	100.00%	$14,518	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans Receivable

At September 30, 2009 and December 31, 2008

(In thousands)

	September 30,	December 31,
	2009	2008
Nonaccruing loans	$9,454	$4,671

Loans contractually past-due 90 days or more and still accruing	25	379

Total nonperforming loans receivable	$9,479	$5,050

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and management fee income, and continues to be an important factor in our operating results. Noninterest income for the three months ended September 30, 2009 and 2008 was $5.7 million and $4.4 million, respectively, an increase of $1.3 million, or 30%.   Realized and unrealized gains on mortgage banking activities by our mortgage banking segment for the three months ended September 30, 2009 and 2008 were $2.8 million and $2.0 million, respectively, an increase of $848,000, or 43%.  Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees received and deferred at loan origination. Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.  Income from loan fees increased $138,000 to $503,000 for the three months ended September 30, 2009, compared to $365,000 for the same period of 2008.  Management fee income for the three months ended September 30, 2009 and 2008 was $553,000 and $204,000, respectively, an increase of $349,000. Management fee income represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales. The increases in realized and unrealized gains on mortgage banking activities, loan fees and management fee income is directly related to the increase in loan origination activity and sales volume occurring in the mortgage banking segment as a result of the decreases in mortgage rates and more affordable home prices during the 2009.

Service charges on deposit accounts decreased marginally to $514,000 for the three months ended September 30, 2009 compared to $522,000 for the same period of 2008.

Investment fee income increased $82,000 to $975,000 for the three months ended September 30, 2009 compared to $893,000 for the same period of 2008. The increase in investment fee income is attributable to an increase in customer relationships in our trust division.

For the nine months ended September 30, 2009 and 2008, noninterest income was $17.7 million and $13.4 million, respectively, an increase of $4.3 million, or 32%.  Realized and unrealized gains on mortgage banking activities by our mortgage banking segment for the nine months ended September 30, 2009 and 2008 were $9.6 million and $5.9 million, respectively, an increase of $3.7 million, or 63%.  Income from loan fees increased $1.1 million to $2.2 million for the nine months ended September 30, 2009, compared to $1.0 million for the same period of 2008.  Management fee income for the nine months ended September 30, 2009 and 2008 was $1.3 million and $590,000, respectively, an increase of $677,000. The increases in realized and unrealized gains on mortgage banking activities, loan fees and management fee income is again directly related to the increase in loan origination activity and sales volume occurring in the mortgage banking segment.

Service charges on deposit accounts decreased $102,000 to $1.5 million for the year-to-date period ended September 30, 2009 compared to $1.6 million for the same period of 2008.   Investment fee income decreased $50,000 to $2.7 million for the nine months ended September 30, 2009.

The increase in the cash surrender value of our bank-owned life insurance for the three months ended September 30, 2009 and 2008 was $167,000 and $165,000, respectively.  For the year-to-date September 30, 2009 and 2008, the increase in the cash surrender value was $400,000 and $741,000, respectively, a decrease of $341,000.  The year-to-date decrease is directly related to the decreases in the underlying value of the investments due to the current economic environment.

For the three month period ended September 30, 2009, we recorded net gains on sales of investment securities available-for-sale of $73,000 compared to $306,000 for the three months ended September 30, 2008.  For the nine month period ended September 30, 2009 and 2008, we recorded net gains on sales of investment securities available-for-sale of $625,000 and $539,000, respectively.  Included in the net gains for the year-to-date period of 2009, were losses on sales of investment securities available-for-sale of $217,000 which resulted from the sale of all of our shares of Fannie Mae perpetual preferred stock.  Additionally, we had trading losses of $422,000 for the nine months ended September 30, 2009 as a result of our purchase of investments to economically hedge against fair value changes of the Company’s nonqualified deferred compensation plan liability.  These investments total $4.2 million at September 30, 2009 and are included in Other Assets on the statement of condition at that date.  The trading losses were primarily the result of lower stock prices and were partially offset by a reduction in the period’s compensation expense associated with this benefit plan.

Noninterest income represented 30% and 28% of our total revenues for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, noninterest income represented 33% and 29%, respectively, of our total revenues.

Noninterest Expense

Noninterest expense includes salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended September 30, 2009 was $13.0 million, compared to $19.3 million for the same period of 2008, a decrease of $6.3 million.  For the nine months ended September 30, 2009 and 2008, noninterest expense was $38.7 million and $44.7 million, respectively.  During the third quarter of 2008, we recorded two impairment charges.  We recognized an other-than-temporary impairment charge of $4.4 million on our investment in Fannie Mae perpetual preferred stock and an impairment to the goodwill associated with George Mason of $2.8 million.

For the quarter ended September 30, 2009, salaries and benefits expense increased to $5.9 million up from $5.8 million for the quarter ended September 30, 2008.  The increase in salaries and benefits expense is mostly related to an increase in incentive pay due to better than expected results during 2009 for the quarter and year-to-date.  For the nine months ended September 30, 2009 and 2008, salaries and benefits expense was $17.5 million and $17.3 million, respectively.

During 2009, our FDIC insurance assessment has increased significantly due to changes in the assessment calculation and a special assessment imposed during the second quarter of 2009.  The increase in assessment is a result of the FDIC’s efforts in replenishing the levels of the Deposit Institution Fund as a result of recent bank failures.  FDIC insurance assessments for the three months ended September 30, 2009 and 2008 were $463,000 and $181,000, respectively.  For the year-to-date periods ended September 30, 2009 and 2008, the expense related to FDIC insurance assessments was $2.2 million and $541,000, respectively.  Included in the nine month period ended September 30, 2009, is the FDIC imposed special assessment which totaled $850,000.

Charges related to George Mason’s repurchases of mortgage loans previously sold to investors increased to $517,000 for the three months ended September 30, 2009 compared to $367,000 for the same period of 2008.  For the nine months ended September 30, 2009, repurchase charges were $1.7 million, an increase of $685,000 from $1.0 million for the nine months ended September 30, 2008.  These charges are included in Other Operating Expenses on the consolidated statements of income, and account for the majority of the increase in this category for the nine month periods presented.  We have worked over the past twelve months to reduce and limit our exposure to loan repurchases and claims from investors and believe that any additional expense recorded will be minimal in future periods.  During the second quarter of 2008, George Mason made a cash settlement with one of its mortgage correspondents related to the loan purchase agreement between the two parties.  This settlement provided for the release of known and unknown claims by the mortgage correspondent in exchange for the cash settlement.  The expense associated with this settlement was $1.8 million, and is presented separately on our consolidated statement of income.

Income Taxes

For the three months ended September 30, 2009, we recorded a provision for income taxes of $1.2 million, compared to a benefit of $816,000 for the same period of 2008.  Our effective tax rate for the three months ended September 30, 2009 was 30.9%.  For the nine months ended September 30, 2009 and 2008, we recorded a provision for income taxes of $3.0 million and $84,000, respectively.  Our effective tax rate for the nine months ended September 30, 2009 was 30.3%.  For the 2008 periods presented, the income tax provision was impacted by the other-than-temporary impairment recorded for our investment in Fannie Mae perpetual preferred stock.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $1.89 billion and $1.74 billion at September 30, 2009 and December 31, 2008, respectively.  The increase in our total assets was primarily driven by the increase in total deposits.  Total deposits increased $96.0 million to $1.28 billion at September 30, 2009 compared to $1.18 billion at December 31, 2008.  In addition, during the second quarter of 2009, we raised $31.6 million in additional common equity capital, also contributing to our increase in total assets at September 30, 2009.

Investment Securities

Investment securities were $372.2 million at September 30, 2009, compared to $315.5 million at December 31, 2008, an increase of $56.7 million. The increase in investment securities is primarily due to investment of our excess cash as a result of increased deposits and capital.  The investment securities portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. At September 30, 2009, investment securities available-for-sale were $334.7 million and investment securities held-to-maturity were $37.5 million. At December 31, 2008, investment securities available-for-sale were $265.4 million and investment securities held-to-maturity were $50.2 million.  See the following table for additional information on our investment securities portfolio.

We complete reviews for other-than-temporary impairment at least quarterly.  As of September 30, 2009, 86% of the par value of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At September 30, 2009, 95% of our mortgage-backed investment securities portfolio were guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).  During the third quarter of 2008, FNMA and FHLMC were placed into conservatorship by federal regulators.  We expect to receive full payment of interest and principal on the securities in the investment portfolio.

We have $11.5 million in non-government non-agency mortgage-backed securities.  These securities are rated AAA.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At September 30, 2009 certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses have interest rates that are less than current market interest rates and, therefore, the indicated decrease in values are not a result of permanent credit impairment. Municipal securities, with an amortized cost totaling $48.1 million at September 30, 2009, are the primary component of the unrealized losses in the available-for-sale investment securities portfolio at September 30, 2009.  The majority of our municipal securities have been downgraded to AA or single A from AAA due to the downgrades of the monoline insurance companies that insured those bonds.  The downgraded bonds remain general obligations of the municipalities and while prices for these municipal securities are generally below book value, we expect to receive payment of all principal and interest amounts due to us.

In addition, our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at September 30, 2009 (each security has a par value of $2.0 million).  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  Two of the securities have a composite rating of AA and two of the securities have a composite rating of BBB.  These ratings are consistent with the grades from the other rating agencies.  There is minimal observable trading activity for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and compared our results to information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities and have concluded that these securities are not other-than-temporarily impaired.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio during 2009.

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

We hold $15.7 million in FHLB stock at September 30, 2009.  In September 2008, the FHLB announced a change in their dividend declaration and payment schedule beginning during the fourth quarter of 2008.  The change was initiated so that the dividend can be declared and paid to member banks after the FHLB has calculated their net income for the preceding quarter.  During the third quarter of 2009, we received a dividend totaling $33,000 for our investment in FHLB stock.

Investment Securities

At September 30, 2009 and December 31, 2008

(In thousands)

	Amortized	Fair	Average
Available-for-sale at September 30, 2009	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$5,331	$5,411	2.92%
Five to ten years	31,236	31,633	4.25%
After ten years	9,975	10,040	5.02%
Total U.S. government-sponsored agencies	46,542	47,084	4.26%

Mortgage-backed securities (1)
One to five years	9	9	8.96%
Five to ten years	35,626	37,021	4.23%
After ten years	190,721	196,886	4.88%
Total mortgage-backed securities	226,356	233,916	4.77%

Tax exempt municipal securities (2)
Five to ten years	5,356	5,498	3.25%
After ten years	40,426	40,941	4.02%
Taxable municipal securities
After ten years	2,328	2,290	5.15%
Total municipal securities	48,110	48,729	3.98%

U. S. treasury securities
One to five years	4,895	4,941	2.36%
Total U.S. treasury securities	4,895	4,941	2.36%
Total investment securities available-for-sale	$325,903	$334,670	4.55%

	Amortized	Fair	Average
Held-to-maturity at September 30, 2009	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$2,096	$2,159	4.34%
Five to ten years	6,693	6,996	4.58%
After ten years	20,733	21,350	4.35%
Total mortgage-backed securities	29,522	30,505	4.40%

Corporate bonds
After ten years	8,004	4,427	1.55%
Total corporate bonds	8,004	4,427	1.55%
Total investment securities held-to-maturity	37,526	34,932	3.80%

Total investment securities	$363,429	$369,602	4.47%

	Amortized	Fair	Average
Available-for-sale at December 31, 2008	Cost	Value	Yield
U.S. government-sponsored agencies
Five to ten years	$24,917	$24,962	5.28%
After ten years	436	166	8.25%
Total U.S. government-sponsored agencies	25,353	25,128	5.33%

Mortgage-backed securities (1)
One to five years	4,263	4,277	4.19%
Five to ten years	42,503	43,626	4.45%
After ten years	158,969	160,301	5.27%
Total mortgage-backed securities	205,735	208,204	5.08%

Municipal securities (2)
After ten years	33,265	31,424	4.09%
Total municipal securities	33,265	31,424	4.09%

U. S. treasury securities
One to five years	598	600	1.02%
Total U.S. treasury securities	598	600	1.02%
Total investment securities available-for-sale	$264,951	$265,356	4.97%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2008	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$2,001	$2,025	4.30%
Total U.S. government-sponsored agencies	2,001	2,025	4.30%

Mortgage-backed securities (1)
One to five years	1,836	1,867	4.26%
Five to ten years	9,267	9,463	4.45%
After ten years	29,075	29,142	4.39%
Total mortgage-backed securities	40,178	40,472	4.40%

Corporate bonds
After ten years	8,004	3,262	4.09%
Total corporate bonds	8,004	3,262	4.09%
Total investment securities held-to-maturity	50,183	45,759	4.34%

Total investment securities	$315,134	$311,115	4.87%

(1)  Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

Loans Receivable

Loans receivable, net of deferred fees and costs, were $1.26 billion at September 30, 2009 and $1.14 billion at December 31, 2008, an increase of $123.9 million.  See the following table for details on the loans receivable portfolio. During 2009, the mix of our loan portfolio changed slightly, with decreases in commercial and industrial loans, increases in commercial real estate loans, real estate construction loans and home equity lines, and decreases in real estate residential loans.  Loans held for sale at September 30, 2009 were $151.8 million compared to $157.0 million at December 31, 2008.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At September 30, 2009 and December 31, 2008

(In thousands)

	September 30, 2009		December 31, 2008

Commercial and industrial	$148,591	11.75%	$160,989	14.12%
Real estate - commercial	592,925	46.90%	472,131	41.41%
Real estate - construction	191,932	15.18%	188,484	16.53%
Real estate - residential	211,334	16.72%	211,651	18.57%
Home equity lines	116,441	9.21%	104,370	9.16%
Consumer	2,988	0.24%	2,393	0.21%

Gross loans	$1,264,211	100.00%	1,140,018	100.00%

Net deferred (fees) costs	(920)		(670)
Less: allowance for loan losses	(17,473)		(14,518)

Loans receivable, net	$1,245,818		$1,124,830

Deposits

Total deposits were $1.28 billion at September 30, 2009 compared to $1.18 billion at December 31, 2008. We had increases in our noninterest bearing checking products, interest bearing and money market checking accounts, savings accounts and certificates of deposit. Overall, deposit balances increased as customers are seeking smaller financial institutions to deposit their money with as a result of the current economic turmoil and are increasing the balances held with financial institutions as a result of the increased protection of their money by the FDIC.  See the following table for details on certificates of deposit with balances of $100,000 or more. During 2008, we joined the Certificates of Deposit Account Registry Service (“CDARS”).   CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At September 30, 2009 and December 31, 2008, we had $50.4 million and

$53.5 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $33.2 million and $35.7 million at September 30, 2009 and December 31, 2008, respectively.

Certificates of Deposit of $100,000 or More

At September 30, 2009

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$86,751	$44,403	$131,154
Over three months through six months	55,370	9,504	64,874
Over six months through twelve months	58,803	5,004	63,807
Over twelve months	80,823	9,841	90,664
	$281,747	$68,752	$350,499

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds increased $11.4 million to $378.6 million at September 30, 2009, compared to $367.2 million at December 31, 2008.  Treasury, Tax & Loan Note option borrowings increased $542,000 to $1.2 million at September 30, 2009 compared to $692,000 at December 31, 2008.  FHLB advances remained at $280.0 million at September 30, 2009 compared to December 31, 2008. Customer repurchase agreements increased $10.9 million to $76.8 million at September 30, 2009 compared to $65.9 million at December 31, 2008.  We had no federal funds purchased at each of September 30, 2009 and December 31, 2008.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At September 30, 2009

(In thousands)

		Amount
Short-term borrowed funds:
TT&L note option	0.10%	$1,234
Customer repurchase agreements	0.49%	76,792
Total short-term borrowed funds and weighted average rate	0.48%	$78,026

Other borrowed funds:
Trust preferred	4.43%	$20,619
FHLB advances - long term	3.98%	280,000
Other borrowed funds and weighted average rate	4.01%	$300,619

Total other borrowed funds and weighted average rate	3.28%	$378,645

Shareholders’ Equity

Shareholders’ equity at September 30, 2009 was $203.4 million compared to $158.0 million at December 31, 2008, an increase of $45.3 million, or 29%. During the second quarter of 2009, we issued 4.4 million shares of our common stock for total common equity capital raised of $31.6 million.  This additional capital will allow us to continue to penetrate our existing footprint and take full advantage of bank consolidation opportunities.  During the three months ended March 31, 2009, we issued 287,000 shares of our common stock to employee benefit plans for a total addition of $1.6 million to shareholder’s equity.  In addition, our accumulated other comprehensive income increased $5.7 million for the year to date September 30, 2009, which was primarily related to the change in the market value of our available-for-sale investment securities.  Net income of $6.9 million for the nine months ended September 30, 2009 also contributed to our increase in shareholders’ equity.  Book value per share at September 30, 2009 was $7.09 compared to $6.58 at December 31, 2008. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at September 30, 2009 was $6.41 compared to $6.00 at December 31, 2008.

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

For the three months ended September 30, 2009, the commercial banking segment recorded net income of $2.2 million compared to a net loss of $1.7 million for the same period of

2008. For the nine months ended September 30, 2009 and 2008, net income for this business segment was $5.1 million and $3.2 million, respectively.  See “Statements of Income – General–Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At September 30, 2009, total assets for this segment were $1.86 billion, loans receivable, net of deferred fees and costs, were $1.26 billion and total deposits were $1.28 billion. At September 30, 2008, total assets were $1.62 billion, loans receivable, net of deferred fees and costs, were $1.09 billion and total deposits were $1.09 billion.

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

For the three months ended September 30, 2009 and 2008, the mortgage banking segment recorded net income of $779,000 and a loss of $2.2 million, respectively. For the nine months ended September 30, 2009 net income was $3.5 million and for the same year-to-date period of 2008 a net loss of $2.9 million was recorded.  The increase in net income is primarily attributable to the decrease in mortgage interest rates and the availability of affordable housing for consumers in our market.  See “Statements of Income – General–Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At September 30, 2009, total assets for this segment were $177.2 million; loans held for sale were $151.8 million and mortgage funding checks were $13.2 million. At September 30, 2008, total assets were $147.3 million; loans held for sale were $134.6 million and mortgage funding checks were $7.3 million.

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

For the three months ended September 30, 2009 and 2008, the wealth management and trust services segment recorded net income of $129,000 and $21,000, respectively. For the nine months ended September 30, 2009 and 2008, net income for this business segment was $205,000 and $89,000, respectively.  For the three months ended September 30, 2009 and 2008, noninterest income was $980,000 and $893,000, respectively.  Noninterest expense for the three months ended September 30, 2009 and 2008 was $785,000 and $859,000, respectively.  For each of the nine months ended September 30, 2009 and 2008 noninterest income was $2.7 million.  Noninterest expense for the nine months ended September 30, 2009 and 2008 was $2.4 million and $2.6 million, respectively.  At September 30, 2009, total assets were $3.5 million and managed and custodial assets were $3.1 billion. At September 30, 2008, total assets for this segment were $3.6 million and managed and custodial assets were $3.2 billion.

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

At September 30, 2009, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 13.16% and 14.31%, respectively. At December 31, 2008, our Tier 1 and total risk-based capital ratios were 11.67% and 12.72%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The increase in our risk-based capital ratios was primarily a result of our raising $31.6 million in common equity capital during the second quarter of 2009.  This additional capital will help us to further penetrate our existing footprint and take advantage of bank consolidation opportunities.

The following table provides additional information pertaining to our capital ratios.

Capital Components

At September 30, 2009 and December 31, 2008

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

Cardinal Financial Corporation (Consolidated):
At September 30, 2009
Total risk-based capital/ Total capital to risk-weighted assets	$221,533	14.31%	$123,890	>	8.00%	$154,863	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	203,845	13.16%	61,945	>	4.00%	92,818	>	6.00%
Tier I capital/ Total capital to average assets	203,845	11.09%	73,515	>	4.00%	91,894	>	5.00%

At December 31, 2008
Total risk-based capital/ Total capital to risk-weighted assets	$178,420	12.72%	$112,207	>	8.00%	$140,259	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	163,716	11.67%	56,104	>	4.00%	84,156	>	6.00%
Tier I capital/ Total capital to average assets	163,716	9.90%	66,168	>	4.00%	82,711	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

Cardinal Bank:
At September 30, 2009
Total risk-based capital/ Total capital to risk-weighted assets	$186,180	12.08%	$123,285	>	8.00%	$154,107	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	168,492	10.93%	61,643	>	4.00%	92,464	>	6.00%
Tier I capital/ Total capital to average assets	168,492	9.21%	73,207	>	4.00%	91,509	>	5.00%

At December 31, 2008
Total risk-based capital/ Total capital to risk-weighted assets	$168,513	12.04%	$111,957	>	8.00%	$139,946	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	153,810	10.99%	55,978	>	4.00%	83,968	>	6.00%
Tier I capital/ Total capital to average assets	153,810	9.32%	66,018	>	4.00%	82,523	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing business activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable. The required payments under such obligations are detailed in the following table.

Contractual Obligations

At September 30, 2009

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$544,988	$385,517	$72,800	$85,200	$1,471

Brokered certificates of deposit	83,553	80,843	2,710	—	—

Advances from the Federal Home Loan Bank of Atlanta	280,000	10,000	65,000	50,000	155,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	13,982	3,846	4,227	3,169	2,740

Total	$943,142	$480,206	$144,737	$138,369	$179,830

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

At September 30, 2009, commitments to extend credit were $440.2 million and standby letters of credit were $14.1 million. The fair value of the liability associated with standby letters of credit at September 30, 2009 was not significant.  Commitments to extend credit of $96.4 million as of September 30, 2009 are related to the mortgage banking segment’s pipeline and are of a short term nature.

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

George Mason estimates a reserve (early pay-off reserve) for mortgage loans sold that are repaid by the borrower within a certain number of days following the loan sale, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor pursuant to the loan sale agreement.  The reserve at September 30, 2009 was inconsequential.

George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. At September 30, 2009, this reserve was immaterial.  We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.

In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans originated by managed companies at the time of origination.  These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable, the managed company be responsible for buying back the loan.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.  In this instance, George Mason would establish an allowance on the receivable from the managed company.  There is no such allowance recorded at September 30, 2009 as management expects to fully recover amounts owed by managed companies as of that date.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $354.6 million at September 30, 2009 or 19% of total assets. We held investments that are classified as held-to-maturity in the amount of $37.5 million at September 30, 2009. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its residential real estate loan portfolio to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial real estate and commercial & industrial portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at September 30, 2009 was $2 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $383 million at September 30, 2009. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

At September 30, 2009, we were asset sensitive for the entire two year simulation period.   Asset sensitive means that yields on the Bank’s interest-earning assets will rise faster than interest-bearing liability costs in a rising rate environment.  For a declining rate environment, asset yields will fall faster than interest-bearing liability costs.  Being asset sensitive our net interest income should increase in a rising rate scenario.  In the up 200 basis point scenario, our net interest income would improve by not more than 0.5% for the one year period and by not more than 4.5% over the two year time horizon.  In the down 100 basis point scenario the interest rate risk model indicates that our net interest income will be nearly unchanged from the base case over the one year period and the two year time horizon.

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

At September 30, 2009, we were asset sensitive for the entire two year simulation period.   Asset sensitive means that yields on the Bank’s interest-earning assets will rise faster than interest-bearing liability costs in a rising rate environment.  For a declining rate environment, asset yields will fall faster than interest-bearing liability costs.  Being asset sensitive our net interest income should increase in a rising rate environment.  In the up 200 basis point scenario, our net interest income would improve by not more than 0.5% for the one year period and by not more than 4.5% over the two year time horizon.  In the down 100 basis point scenario the interest rate risk model indicates that our net interest income will be nearly unchanged from the base case over the one year period and the two year time horizon.

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

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities.  The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10Q for the periods ended in 2009.  There have been no material changes in our risk factors from those disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)          For the three months ended September 30, 2009, we did not purchase shares of our common stock.

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: November 6, 2009	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2009	/s/ Jennifer L. Deacon
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