Form 10-K
period 2009-12-31
CARDINAL FINANCIAL CORP
filed 2010-03-15
CIK 1060523

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009: $213,107,818.

         The number of shares outstanding of Common Stock, as of March 8, 2010, was 28,720,789.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

        We own Cardinal Bank, (the "Bank"), a Virginia state-chartered community bank with 25 banking offices located in Northern Virginia and the greater Washington, D.C. metropolitan area. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

        Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC ("George Mason") and Cardinal First Mortgage, LLC ("Cardinal First"), retail securities brokerage through Cardinal Wealth Services, Inc. ("CWS"), asset management through Wilson/Bennett Capital Management, Inc. ("Wilson/Bennett") and trust, estate, custody, investment management and retirement planning through the trust division of Cardinal Bank.

        George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through five branches located throughout the metropolitan Washington, D.C. region. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $2.6 billion in 2009 and $1.4 billion in 2008, excluding advances on construction loans and including loans purchased from other mortgage banking companies owned by local home builders but managed by George Mason.

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

        Cardinal Bank has a trust division that acts as trustee or custodian for client assets and earns fees primarily based upon balances under management. The trust division diversifies the Bank's sources of non-interest income and allows us to provide additional services to our customers.

Growth Strategy

        We believe that the strong demographic characteristics of our market, the ongoing disruption in our market area due to the current financial turmoil affecting the industry, and the relative strength of the metropolitan Washington, D.C. area, particularly Northern Virginia, provide a significant opportunity to continue building a successful community-focused banking franchise. We intend to continue to expand our business through internal growth, as well as selective geographic expansion, while maintaining strong asset quality and achieving increasing profitability. The strategy for achieving these objectives includes the following:

        Capitalize on the current market conditions.    As the banking industry continues to restrict lending based on industry-wide asset quality limitations and capital constraints, we believe we are well positioned to take advantage of this void based on our strong balance sheet. We continue to see increased opportunities to grow our loan portfolio because the competition is distracted by current market conditions and their credit quality issues. In addition to loan growth, we believe that our margins should be enhanced going forward as risk-based pricing returns to the industry. We also continue to benefit from a move towards quality by well established business owners, including multi-generational businesses, seeking the safe and consistent reliable delivery of service that we are able to provide.

        Penetrate our existing markets and further improve our branch positioning.    We intend to continue to penetrate our existing markets with increased business development efforts through additional experienced bankers in communities that present attractive growth opportunities within Northern Virginia and other markets in the greater Washington, D.C. metropolitan area. We expect to continue to have opportunities to acquire or lease former branch sites from other financial institutions. As we have done in the past, we may acquire additional sites prior to planned branch openings when we believe the sites are attractive and are available on favorable terms. As we evaluate our branch positioning, we have considered and will continue to consider acquiring branches or deposits in FDIC assisted transactions that occur in our market area. Because the opening of each new branch increases our operating expenses, we intend to stage future branch openings in an effort to minimize the impact of these expenses on our results of operations.

        Capitalize on the continued bank consolidation in our market.    We anticipate that recently announced bank mergers as well as FDIC assisted transactions will result in further consolidation in our target market and we intend to capitalize on the dislocation of customers resulting from this consolidation. We believe this consolidation creates opportunities for expanding our branch network, as discussed above, as well as to increase our market share of bank deposits within our target market. We focus on building long term relationships with our clients and communities by providing personalized service from local management teams. We also will continue to explore the possibility of further growth through acquisition in Virginia, the metropolitan Washington, D.C. market, or other areas if we believe that such expansion will strengthen the Company by diversifying our customer base and sources of revenue and be accretive to earnings within a reasonable time frame.

        Expand our lending activities.    As of December 31, 2009, we have increased our legal lending limit to over $30.0 million as a result of retained earnings and our successful capital raise efforts during 2009. The increase in our legal lending limit allows us to further expand our commercial and real estate lending activities. It also improves our ability to seek business from larger government contractors, businesses who we believe are conservatively operated and well capitalized residential homebuilders. According to George Mason University's Center for Regional Analysis, federal government spending in the greater Washington D.C. region was approximately $130 billion in 2008, and we believe there are unique growth opportunities in this sector of our regional economy. Our goal is to aggressively grow our loan portfolio while maintaining superior asset quality through conservative underwriting practices.

        Continue to recruit experienced bankers.    Historically, we have been successful in recruiting senior bankers with experience in, and knowledge of, our market. We believe current market conditions and consolidation will allow us to continue to find bankers who have been displaced or have grown dissatisfied as a result of consolidation. We intend to continue our efforts to recruit seasoned bankers, particularly experienced lenders, who we expect can immediately generate additional loan volume through their existing credit relationships.

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

        For financial information about the reportable segments, see "Business Segment Operations" in Item 7 below and Note 22 of the notes to the consolidated financial statements in Item 8 below.

Market Area

        We consider our primary target market to include the Virginia counties of Arlington, Fairfax, Loudoun, Prince William, and Stafford and the cities of Alexandria, Fairfax, Falls Church, Fredericksburg, Manassas and Manassas Park; Washington, D.C. and Montgomery County in Maryland. In addition to our primary market, we consider the Virginia counties of Spotsylvania, Culpeper and Fauquier and the Maryland county of Prince George's as secondary markets and the remaining Greater Washington Metropolitan area as a tertiary market. We will, however, consider expansion into other areas if we believe such expansion will strengthen the Company by diversifying its customer base and sources of revenue and be accretive to earnings within a reasonable time frame.

        Based on estimates released by the U.S. Census Bureau, the population of the greater Washington metropolitan area was approximately 5.4 million people in 2008, the ninth largest statistical area in the country. The median annual household income for this area in 2009 was approximately $83,000, which makes it one of the wealthiest regions in the country. For 2009, based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor, the unemployment rate for the greater Washington metropolitan area was approximately 6.2%, compared to a national unemployment rate of 10.0%. As of June 30, 2009, total deposits in this area were approximately $165 billion as reported by the Federal Deposit Insurance Corporation ("FDIC").

        Our headquarters are located in the center of the business district of Fairfax County, Virginia. Fairfax County, with over one million people, is the most populous county in Virginia and the most populous jurisdiction in the Washington, D.C. area. According to the latest U.S. Census Bureau estimates, Fairfax County also has the second highest median household income of any county in the United States of $109,000, surpassed by its neighbor, Loudoun County with $116,000.

        We believe the diversity of our economy, including the stability provided by businesses serving the U.S. Government, provides us with the opportunities necessary to prudently grow our business.

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

        Of the $165 billion in bank deposits in the greater Washington region at June 30, 2009, approximately 85% were held by banks that are either based outside of the greater Washington region or are operating wholesale banks that generate deposits nationally. Excluding institutions based outside our region, we have grown to the fifth largest financial institution headquartered in the greater Washington region as measured by total deposits. By providing competitive products and more personalized service and being actively involved in our local communities, we believe we can continue to increase our share of this deposit market.

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

        The principal business of George Mason, the Bank's primary mortgage banking subsidiary, is to originate residential loans for sale into the secondary market on a best efforts basis. These loans are closed and serviced by George Mason on an interim basis pending their ultimate sale to a permanent investor. The mortgage subsidiary funds these loans through a line of credit from Cardinal Bank and cash available through its own operations. George Mason's income on these loans is generated from the fees it charges its customers, the gains it recognizes upon the sales of loans and the interest income it earns while the loans are being serviced. Costs associated with these loans are primarily comprised of salaries and commissions paid to loan originators and support personnel, interest expense incurred while the loans are held pending sale and other expenses associated with the origination of the loans. In addition, George Mason generates management fee income by providing specific services to other mortgage banking companies owned by local home builders.

        George Mason also offers a construction-to-permanent loan program. This program provides variable rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market. These construction-to-permanent loans generate fee income as well as net interest income and are classified as loans held for sale.

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

Lending

        We offer a full range of short to long-term commercial, real estate and consumer lending products and services, which are described in further detail below. We have established target percentage goals for each type of loan to insure adequate diversification of our loan portfolio. These goals, however, may change from time to time as a result of competition, market conditions, employee expertise, and other factors. Commercial and industrial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 12%, 46%, 15%, 17%, 9% and 1%, respectively of our loan portfolio at December 31, 2009.

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

        Residential Mortgage Loans.    Residential mortgage loans are originated by Cardinal Bank, Cardinal First and George Mason. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by the residences of borrowers. Second mortgage and home equity lines of credit are used for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates, with maturities ranging from three months to thirty years.

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

        Construction Loans.    Our construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects. Construction lending entails significant additional risks compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks since funds are advanced while the property is under construction, which property has uncertain value prior to the completion of construction. Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan-to-value ratios. To reduce the risks associated with construction lending, we limit loan-to-value ratios to 80% of when-completed appraised values for owner-occupied residential or commercial properties and for investor-owned residential or commercial properties. We expect that these loan-to-value ratios will provide sufficient protection against fluctuations in the real estate market to limit the risk of loss. Maturities for construction loans generally range from 12 to 24 months for non-complex residential, non-residential and multi-family properties.

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

        During 2007, we introduced Cardinal Mobile Banking to our customers. Customers who sign up for this service can access their accounts from any internet-enabled cell phone, PDA or mobile device. Customers can check their balance, view account activity, transfer funds between deposit accounts, and may pay their bill online. Cardinal Mobile Banking is encrypted using the Wireless Transport Layer Security (WTLS) protocol, which provides the highest level of security available today. As part of our Mobile Banking service, customers can also receive text messages about their account balances and recent transaction activity.

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

        The Bank has a trust division, and services provided by our trust division include trust, estates, custody, investment management, escrows, and retirement plans. The addition of trust services diversifies the Bank's sources of non-interest income and allows us to provide additional services to our customers.

Employees

        At December 31, 2009, we had 368 full-time equivalent employees. None of our employees are represented by any collective bargaining unit. We believe our relations with our employees are good.

Government Supervision and Regulation

General

        As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare and pay to us. Our bank subsidiary is also subject to various consumer and compliance laws. As a state-chartered bank, the Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission. Our bank subsidiary also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation. As part of our bank subsidiary, George Mason and Cardinal First are subject to the same regulations as the Bank.

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

        The Reform Act provides for the following changes:

  •
  Merging the BIF and the Savings Association Insurance Fund ("SAIF") into a new fund, the Deposit Insurance Fund ("DIF"). This change was made effective March 31, 2006.

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

        Pursuant to the Emergency Economic Stabilization Act of 2008 ("EESA"), the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2013. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish it's Temporary Liquidity Guarantee Program ("TLGP"). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until December 31, 2013, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except for individual retirement accounts and other certain retirement accounts which will remain at $250,000 per depositor. Institutions were required to opt-out of the TLGP if they did not wish to participate. The Company and its applicable subsidiaries elected to participate in this program.

        In May 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured financial institution's total assets minus its tier 1 capital as of June 30, 2009 to be paid on September 30, 2009. This special assessment assisted the FDIC in the replenishment of the Deposit Insurance Fund as a result of the increase in financial institution failures during 2008 and 2009. The special assessment imposed on Cardinal Bank was $844,000. In November 2009, the FDIC adopted a final rule to require insured financial institutions to prepay slightly over three years of estimated insurance assessments. This prepayment allows the FDIC to strengthen the cash position of the Deposit Insurance Fund immediately without immediately impacting earnings of the industry. The payment of the prepaid assessment was due on December 30, 2009. Cardinal Bank's prepaid assessment was $6.7 million.

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

Capital Requirements

        Each of the FDIC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of "Tier 1 Capital," which is defined as common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of "Tier 2 Capital", which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

  •
  Total Risk-Based Capital ratio, which is the total of Tier 1 Risk-Based Capital (which includes common shareholders' equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments) and Tier 2 Capital (which includes preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets and other adjustments) as a percentage of total risk-weighted assets

  •
  Tier 1 Risk-Based Capital ratio (Tier 1 capital divided by total risk-weighted assets), and

  •
  the Leverage ratio (Tier 1 capital divided by adjusted average total assets).

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

        The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered "well-capitalized" at December 31, 2009 and, in addition, our bank subsidiary maintains sufficient capital to remain in compliance with capital requirements and is considered "well-capitalized" at December 31, 2009.

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

Federal Reserve System

        In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts and demand deposit accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements. For net transaction accounts in 2010, the first $10.7 million of balances will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction account balances over $10.7 million to and including $55.2 million. A 10% reserve ratio will be applied to amounts in net transaction account balances in excess of $55.2 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of our interest-earning assets. Beginning October 2008, the Federal Reserve Banks pay financial institutions interest on their required reserve balances and excess funds deposited with the Federal Reserve. The interest rate paid is the targeted federal funds rate.

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

        The Gramm-Leach-Bliley Act ("GLBA") and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank's primary federal regulator. A financial holding company or any of its subsidiaries will not be permitted to engage in new activities authorized under the GLBA if any bank subsidiary received less than a "satisfactory" rating in its latest Community Reinvestment Act examination.

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

Item 1A.    Risk Factors

        We are subject to various risks, including the risks described below. Our operations, financial condition and performance and, therefore, the market value of our Common Stock could be adversely affected by any of these risks or additional risks not presently known or that we currently deem immaterial.

Difficult market conditions continue to adversely affect our industry.

        Dramatic declines in the housing market, with falling home prices and increasing foreclosures, followed by unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and consumer loans and resulted in significant write-downs of asset values by financial institutions. These write-downs spread to other securities and loans and have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. In this environment, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reduction of business activity generally. Continuing economic pressure on consumers may adversely affect our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Recent levels of market volatility are unprecedented.

        The capital and credit markets have recently experienced volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If recent levels of market disruption and volatility recur, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

        At December 31, 2009, we had $10.1 million and $2.8 million of goodwill related to the George Mason and Wilson/Bennett acquisitions, respectively. In addition, we have identified and recorded other intangible assets, such as customer relationships and trade names, as of the acquisition dates of both George Mason and Wilson/Bennett. The carrying amounts of these intangibles at December 31, 2009 was $742,000 at George Mason and $127,000 at Wilson/Bennett. Goodwill and other intangibles are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred.

        As noted above, our mortgage banking segment is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market and higher interest rates. During the third quarter of 2008, we recorded a noncash impairment charge of $2.8 million in the mortgage banking segment. The aforementioned factors may result in an additional impairment charge related to the goodwill and other intangibles at George Mason if we determine the carrying value of the reporting unit, including its goodwill and other intangible assets, is greater than their fair value.

        During 2009, we performed the required annual test for impairment of goodwill related to our acquisition of George Mason, and our analysis showed the current carrying value of goodwill to be less than the fair value. Therefore, no impairment was recorded.

        During 2009 and 2008, we performed the required annual test for impairment of goodwill related to our acquisition of Wilson/Bennett, and no goodwill impairment was indicated. However, future decreases in assets managed by Wilson/Bennett as a result of declines in its client base or the lack of success in attracting and maintaining new clients may result in a decline in investment management fees and may result in a future impairment charge.

        We may be forced to recognize impairment charges in the future as operating and economic conditions change.

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

        We have investments in pooled trust preferred securities, totaling $8.0 million at December 31, 2009. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. We own the A-3 tranches in each issue. Each of these bonds are rated by more than one rating agency. Two of the securities have composite ratings of AA and two of the securities have a composite rating of BBB. These ratings are consistent with the grades from other rating agencies. There is minimal observable trading activity for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments and concluded that these securities are not other-than-temporarily impaired. These securities are classified as held-to-maturity.

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

Our concentration in commercial real estate and business loans may increase our future credit losses, which would negatively affect our financial results.

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

        At December 31, 2009, our portfolio of commercial and industrial and commercial real estate (including construction) totaled $945.5 million, or 73% of total loans. We plan to continue to emphasize the origination of loans to small and medium-sized businesses as well as government contractors, professionals, such as physicians, accountants and attorneys, and commercial real estate developers and builders, which generally exposes us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and cash flows of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan. In addition, these small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected. This concentration also exposes us more to the market risks of real estate sales leasing and other activity in the areas we serve. An adverse change in local real estate conditions and markets could materially adversely affect the values of our loans and the real estate held as collateral for such loans, and materially affect our results of operation and financial condition. During 2006, the federal bank regulatory agencies released guidance on "Concentrations in Commercial Real Estate Lending" (the "Guidance"). The Guidance defines commercial real estate ("CRE") loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

  •
  Total reported loans for construction, land development, and other land of 100% or more of a bank's total capital; or

  •
  Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank's capital.

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

Our liquidity could be impaired by our inability to access the capital markets on favorable terms.

        Liquidity is essential to our business. Under normal business conditions, primary sources of funding for our parent company may include dividends received from banking and nonbanking subsidiaries and proceeds from the issuance of equity capital in the capital markets. The primary sources of funding for our banking subsidiary include customer deposits and wholesale market-based funding. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption, negative views about the financial services industry generally, or an operational problem that affects third parties or us.

        For further discussion or our liquidity position and other liquidity matters, including policies and procedures we use to manage our liquidity risks, see "Capital Resources" and "Liquidity" in Item 7 of this report.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

        The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Continued participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs, and the extent of our participation in such programs cannot reliably be determined at this time.

Legislative and regulatory changes could materially change our business and adversely affect our results of operations and financial condition.

        Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the Treasury's Financial Stability Plan and various legislation and programs reduce residential mortgage foreclosures and stabilize the housing market. Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts, mortgage lenders and other financial institutions are being considered by the executive branch of the Federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions and markets. Another change under discussion includes the regulation of compensation in the financial services industry, generally. We cannot predict whether or in what form any proposed law or regulation will be adopted or the extent to which our business may be affected by any new law or regulation. The current stresses on the financial system and the economy generally, the powers granted to the Treasury under EESA and the ARRA, the expansion and supervision of government sponsored financial programs make the nature and extent of future legislative and regulatory changes affecting financial institutions are unpredictable and subject to rapid changes. These changes are rapid and unpredictable. Any of these changes could materially change our business and adversely affect our results of operations and financial condition.

Increases in FDIC insurance premiums may cause our earnings to decrease.

        The Emergency Economic Stabilization Act of 2008 temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2009. This has subsequently been extended to December 31, 2013. We are participating in the FDIC's Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. The FDIC almost doubled its assessment rate on well-capitalized institutions by raising the assessment rate 7 basis points at the beginning of 2009. In May 2009, the FDIC issued a final rule regarding a special assessment of 5 basis points on an institution's total assets minus its Tier 1 capital as of June 30, 2009. The FDIC adopted another final rule effective April 1, 2009, to change the way that the FDIC's assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, as well as other changes to the deposit insurance assessment rules. In November 2009, the FDIC adopted a final rule to require insured financial institutions to prepay slightly over three years of estimated insurance payments on December 20, 2009. The prepayment allows the FDIC to strengthen the cash position of the Deposit Insurance Fund immediately without immediately impacting earnings of the industry. Banks that participate in the TLG's noninterest bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on FDIC-insured depository institutions. Legislation has been proposed to give the FDIC authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense for the foreseeable future.

A substantial decline in the value of our Federal Home Loan Bank of Atlanta common stock may result in an other-than temporary impairment charge.

        We are a member of the Federal Home Loan Bank of Atlanta, or FHLB, which enables us to borrow funds under the Federal Home Loan Bank advance program. As a FHLB member, we are required to own FHLB common stock, the amount of which increases with the level of our FHLB borrowings. The carrying value of our FHLB common stock was $15.7 million as of December 31, 2009. The FHLB has suspended daily repurchases of FHLB common stock, which adversely affects the liquidity of these shares. If the financial condition of FHLB deteriorates, there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future.

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

        We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our Chairman and Chief Executive Officer, Bernard H. Clineburg, and our other executive and senior lending officers. We have entered into employment agreements with Mr. Clineburg and four other executive officers. The existence of such agreements, however, does not necessarily assure us that we will be able to continue to retain their services. The unexpected loss of Mr. Clineburg or other key employees could have a significant adverse effect on our business and possibly result in reduced revenues and earnings. We maintain bank owned life insurance policies on all of our corporate executives.

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

        Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital in the Company and in our subsidiaries. The ability of our bank subsidiary to pay dividends to us is limited by their obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on their dividends under federal and state bank regulatory requirements. In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Board of Governors of the Federal Reserve System, or the Federal Reserve, regarding capital adequacy and dividends. The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred debt) on our financial condition. These guidelines also require that we review our net income for the current and past four quarters, and the level of dividends on common stock and other Tier 1 capital instruments for those periods, as well as our projected rate or earnings retention. Under the Federal Reserve's policy, the board of directors of a bank holding company should also consider different factors to ensure that its dividend level is prudent relative to the organization's financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer, or significantly reduce bank holding company's dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. If we do not satisfy these regulatory requirements or the Federal Reserve's policies, we will be unable to pay dividends on our common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Cardinal Bank, excluding its George Mason subsidiary, conducts its business from 25 branch offices. Nine of these facilities are owned and 16 are leased. Leased branch banking facilities range in size from 457 square feet to 11,182 square feet. Our leases on these facilities expire at various dates through 2022, and all but one of our leases have renewal options. The branch that does not have a renewal option is located at the headquarters location of George Mason (see below for additional lease information for George Mason). Fifteen of our branch banking locations have drive-up banking capabilities and all have ATMs.

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

        Our headquarters facility in Tysons Corner, Virginia comprises 41,818 square feet of leased office space. This lease expires in January 2022 and has renewal options. In addition to housing various administrative functions—including accounting, data processing, compliance, treasury, marketing, deposit and loan operations—our commercial and industrial and commercial real estate lending functions and various other departments are located there.

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market Price for Common Stock and Dividends.    Our common stock is currently listed for quotation on the Nasdaq Global Select Market under the symbol "CFNL." As of February 12, 2010, our common stock was held by 627 shareholders of record. In addition, we estimate that there were 5,378 beneficial owners of our common stock who own their shares through brokers or banks.

        The high and low sale prices per share for our common stock for each quarter of 2009 and 2008 as reported on the market at the time and dividends declared during those periods were as follows:

Periods Ended	High	Low	Dividends
2009
First Quarter	$6.47	$4.98	$0.01
Second Quarter	8.97	5.60	0.01
Third Quarter	8.69	6.56	0.01
Fourth Quarter	9.41	7.79	0.02
2008
First Quarter	$9.50	$6.51	$0.01
Second Quarter	9.50	5.89	0.01
Third Quarter	10.50	5.80	0.01
Fourth Quarter	8.50	4.40	0.01

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

        Since the inception of the program, we have purchased 477,608 shares of our common stock at a total cost of $4.1 million. All of these shares have been cancelled and retired. No shares were repurchased during 2009.

        Stock Performance Graph.    The graph set forth below shows the cumulative shareholder return on the Company's Common Stock during the five-year period ended December 31, 2009, as compared with: (i) an overall stock market index, the NASDAQ Composite; and (ii) a published industry index, the SNL Bank Index. The stock performance graph assumes that $100 was invested on December 31, 2004 in our common stock and each of the comparable indices and that dividends were reinvested.

Cardinal Financial Corporation
Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Cardinal Financial Corporation	100.00	98.84	92.43	84.40	51.80	79.99
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank	100.00	101.36	118.57	92.14	52.57	52.03

Item 6.    Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Income Statement Data:
Interest income	$86,742	$88,611	$98,643	$87,401	$67,374
Interest expense	36,200	45,638	58,324	46,047	29,891

Net interest income	50,542	42,973	40,319	41,354	37,483
Provision for loan losses	6,750	5,498	2,548	1,232	2,456

Net interest income after provision for loan losses	43,792	37,475	37,771	40,122	35,027
Non-interest income	23,348	17,812	19,480	21,684	24,669
Non-interest expense	52,427	55,913	51,884	51,245	44,653

Net income (loss) before income taxes	14,713	(626)	5,367	10,561	15,043
Provision (benefit) for income taxes	4,388	(912)	885	3,173	5,167

Net income	$10,325	$286	$4,482	$7,388	$9,876

Balance Sheet Data:
Total assets	$1,976,185	$1,743,757	$1,690,031	$1,638,429	$1,452,287
Loans receivable, net of fees	1,293,432	1,139,348	1,039,684	845,449	705,644
Allowance for loan losses	18,636	14,518	11,641	9,638	8,301
Loans held for sale	179,469	157,009	170,487	338,731	361,668
Total investment securities	378,753	315,539	364,946	329,296	294,224
Total deposits	1,297,005	1,179,844	1,096,925	1,218,882	1,069,872
Other borrowed funds	427,579	367,198	400,060	194,631	155,421
Total shareholders' equity	204,507	158,006	159,463	155,873	147,879
Common shares outstanding	28,718	24,014	24,202	24,459	24,363
Per Common Share Data:
Basic net income	$0.38	$0.01	$0.18	$0.30	$0.45
Fully diluted net income	0.37	0.01	0.18	0.30	0.44
Book value	7.12	6.58	6.59	6.37	6.07
Tangible book value(1)	6.52	6.00	5.90	5.75	5.37
Performance Ratios:
Return on average assets	0.57%	0.02%	0.27%	0.51%	0.74%
Return on average equity	5.53	0.18	2.85	4.87	7.67
Dividend payout ratio	0.10	3.38	0.22	0.13	0.02
Net interest margin(2)	2.94	2.78	2.63	2.98	2.92
Efficiency ratio(3)(4)	70.95	82.03	81.02	82.41	71.84
Non-interest income to average assets	1.29	1.08	1.19	1.49	1.85
Non-interest expense to average assets	2.89	3.40	3.18	3.52	3.35
Loans receivable, net of fees to total deposits	99.72	96.57	94.78	69.36	65.96

	Years Ended December 31,
	2009	2008	2007	2006	2005
Asset Quality Ratios:
Net charge-offs to average loans receivable, net of fees	0.22%	0.24%	0.06%	0.00%	0.01%
Nonperforming loans to loans receivable, net of fees	0.05	0.41	—	0.01	0.03
Nonperforming loans to total assets	0.04	0.27	—	0.01	0.01
Allowance for loan losses to nonperforming loans	2,677.59	310.81	—	11,822.87	3,879.00
Allowance for loan losses to loans receivable, net of fees	1.44	1.27	1.12	1.14	1.18
Capital Ratios:
Tier 1 risk-based capital	12.97%	11.67%	12.10%	13.25%	14.83%
Total risk-based capital	14.15	12.72	12.98	14.06	15.65
Leverage capital ratio	11.03	9.90	10.26	10.68	10.71
Other:
Average shareholders' equity to average total assets	10.31%	9.74%	9.65%	10.43%	9.66%
Average loans receivable, net of fees to average total deposits	97.57	96.00	78.87	68.42	60.34
Average common shares outstanding:
Basic	27,186	24,370	24,606	24,424	22,113
Diluted	27,674	24,837	25,012	24,987	22,454

(1)
Tangible book value is calculated as total shareholders' equity, excluding accumulated other comprehensive income, less goodwill and other intangible assets, divided by common shares outstanding.

(2)
Net interest margin is calculated as net interest income divided by total average earning assets and reported on a tax equivalent basis at a rate of 34%.

(3)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income, excluding the impairment loss on Fannie Mae perpetual preferred stock and the settlement with a mortgage correspondent during 2008; the impairment loss on escrow arrangement during 2007; and the litigation recovery during 2008, 2007, and 2006.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2009 and 2008 and the results of our operations for the years ended December 31, 2009, 2008 and 2007. The discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

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

  •
  declines in the prices of assets and market illiquidity may cause us to record an other-than-temporary impairment or other losses, specifically in our pooled trust preferred securities portfolio resulting from increases in underlying issuers' defaulting or deferring payments.

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

  •
  the ability to successfully manage our growth or implement our growth strategies as we implement new or change internal operating systems or if we are unable to identify attractive markets, locations or opportunities to expand in the future; the effects of future economic, business and market conditions;

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

  •
  risks and uncertainties related to future trust operations;

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

        In addition, this section should be read in conjunction with the description of our "Risk Factors" in Item 1A above.

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

        We own Cardinal Bank (the "Bank"), a Virginia state-chartered community bank with 25 banking offices located in Northern Virginia and the greater Washington, D.C. metropolitan area. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

        Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC ("George Mason") and Cardinal First Mortgage, LLC ("Cardinal First"), collectively the "mortgage banking segment", retail securities brokerage though Cardinal Wealth Services, Inc. ("CWS"), asset management through Wilson/Bennett Capital Management, Inc. ("Wilson/Bennett"), and trust, estate, custody, investment management and retirement planning through the trust division of Cardinal Bank.

        George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through five branches located throughout the metropolitan Washington, D.C. region. George Mason does business in eight states, primarily Virginia and Maryland, and the District of Columbia. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $2.6 billion and $1.4 billion of loans in 2009 and 2008, respectively, excluding advances on construction loans and including loans purchased from other mortgage banking companies which are owned by local home builders but managed by George Mason (the "managed companies"). George Mason's primary sources of revenue include loan origination fees, net interest income earned on loans held for sale, gains on sales of loans and contractual management fees earned relating to services provided to other mortgage companies owned by local home builders. At the time we enter into an interest rate lock arrangement with the borrower, we enter into a loan forward sale commitment with a third party. Our mortgage loans are then sold servicing released.

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

        In July 2004, we formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and pay interest at a rate equal to LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. These securities are redeemable at par beginning September 2009. The interest rate on this debt was 2.65% at December 31, 2009. We have guaranteed payment of these securities. The $20.6 million payable by us to Cardinal Statutory Trust I is included in other borrowed funds in the consolidated statements of condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as we are not the primary beneficiary of this entity. We utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

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

        Net interest income and non-interest income represented the following percentages of total revenue for the three years ended December 31, 2009:

	Net Interest Income	Non-Interest Income
2009	68.4%	31.6%
2008	70.7%	29.3%
2007	67.4%	32.6%

        Non-interest income is a lower percentage of our total revenue in 2008 than 2009 and 2007 because mortgage originations were lower due to the cyclical nature of the mortgage banking business.

2009 Economic Environment

        2009 was a transition year as the U.S. economy began to stabilize although unemployment continued to rise. Consumer spending, which had declined sharply in the second half of 2008, rose modestly in each quarter of 2009 and received a boost from government sponsored programs such as Cash-for-Clunkers during the third quarter of 2009. Despite this modest rise, consumer spending remained tentative as households saved more and paid down debt. After reaching lows in January, housing activity increased compared to 2008 as home sale and new housing starts rose through the year lifting residential construction. However, large inventories of unsold homes and the increase in foreclosures continued to weigh heavily on the housing sector.

        Businesses cut production, inventories, employment and capital spending aggressively in response to the financial crisis in late 2008 continuing into 2009. Despite the modest growth in product demand and output in the second half of the year, job layoffs mounted, and the unemployment rate increased to over 10% in the fourth quarter, its highest level since the early 1980s.

        The Federal Reserve lowered the federal funds rate to close to zero percent early in the first quarter of 2009 and in mid-March announced a program whereby the Federal Reserve purchased U. S. Treasury securities, mortgage-backed securities, and the long-term debt of government-sponsored agencies. This program contributed to lower mortgage rates generating an increase in consumer mortgage refinancing which helped homeowners, and along with lower home prices, stimulated activity in the housing market.

        In early 2009, the short-term funding markets began to return to normal and the U.S. government began to wind down its alternative liquidity funding facilities and loan and asset guarantee programs. By mid-year, order had been restored to most financial market sectors. The stock market rally through year-end partially restored household net worth and increased consumer confidence.

        Despite the aforementioned economic conditions, our credit quality remained strong. At December 31, 2009, we have non-accrual loans totaling $696,000, a decrease of $4.0 million compared to $4.7 million at December 31, 2008. In addition, loans contractually past due 90 days or more as to principal or interest decreased $228,000 from $379,000 at December 31, 2008 to $151,000 at December 31, 2009. Net charge-offs were 0.22% of our average loans receivable for the year ended December 31, 2009 as compared to 0.24% at December 31, 2008. Our mortgage banking segment has profited from the recent actions taken by the Federal Reserve to reduce interest rates, which spurred an increase in mortgage activity as homeowners sought to refinance their current mortgages and other consumers have seen an opportunity to purchase housing as it has become more affordable. In addition, the extension of the first-time home buyers credit to April 30, 2010 has increased the number of homes sold. Net income from our mortgage banking segment was $4.0 million for the year ended

December 31, 2009, compared to a loss of $2.7 million for the year ended December 31, 2008. A majority of the change in net income from our mortgage banking segment was a result of the 2008 goodwill impairment charge and repurchases and settlements of previously sold mortgage loans. Also, during the year ended December 31, 2009, we successfully raised $31.6 million in common equity capital to further capitalize the Company, to further penetrate our existing footprint and take advantage of bank consolidation opportunities.

        The market disturbances that have been experienced in the financial markets over the past two years continue to impact our results. Market illiquidity continues to impact certain portions of our investment securities portfolio, specifically the ratings of certain monoline insurance providers, which has affected the pricing of certain municipal securities in our portfolio. In addition, we hold investments of $8.0 million in par value of pooled trust preferred securities, which are significantly below book value as of December 31, 2009 due to the lack of liquidity in the market and investor apprehension for investing in these types of securities.

        We expect very challenging economic and operating conditions to continue for the foreseeable future and these conditions will continue to affect the markets in which we do business and could adversely impact our results in 2010. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

        While our loan growth was strong during 2009, continued negative economic conditions could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses. Continued deterioration in real estate values and household incomes could result in higher credit losses for us. Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially. The systems by which we set limits and monitor the level of our credit exposure to individual entities and industries may not function as we have anticipated.

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

        In addition to the Emergency Economic Stabilization Act of 2008 ("EESA"), the U.S. government has continued to respond to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. The American Recovery and Reinvestment Act ("ARRA") is intended to expand and establish government spending programs and provide tax cuts to stimulate the economy. Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury's announced Financial Stability Plan and the U.S. government's announced foreclosure prevention program. There can be no assurance as to the impact these programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these efforts to stabilize the financial markets and a continuation or worsening of current or financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, our regulatory capital position or the trading price of our common stock.

Financial Developments

        The year ended December 31, 2009 was a record year of profitability for us. For the year, we reported net income of $10.3 million on a consolidated basis. The Bank recorded net income of $8.4 million and our mortgage banking operations recorded net income of $4.0 million. The wealth management and trust services business segment reported net income of $321,000 for the year ended December 31, 2009. A loss of $2.2 million was recorded in the parent company for the year ended December 31, 2009, as the parent company serves as a source of strength to its subsidiaries and represents an overhead function rather than an operating segment.

        For the year ended December 31, 2008, we reported net income of $286,000, which was impacted by several cash and noncash charges. The Bank recorded net income of $5.3 million which was offset by net losses recorded by George Mason of $2.7 million during 2008. George Mason's results for 2008 were impacted by an impairment charge to its goodwill of $2.8 million and a cash settlement of $1.8 million to one of its mortgage correspondents related to the loan purchase agreement between the two parties. In addition, the Bank recorded an other-than-temporary impairment charge of $4.4 million on our investment in Fannie Mae perpetual preferred stock. (See "Financial Overview" below for additional information on these charges). The wealth management and trust services segment, which includes CWS, Wilson/Bennett and our trust division, recorded net income of $47,000 for the year ended December 31, 2008.

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

        The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, the fair value measurements of certain assets and liabilities, accounting for economic hedging activities, accounting for impairment testing of goodwill, accounting for the impairment of amortizing intangible assets and other long-lived assets, the valuation of deferred tax assets.

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

        We also fair value our interest rate lock commitments and forwards loan sales commitments. The fair value of our interest rate lock commitments consider the expected premium (discount) to par and we apply certain fallout rates for those rate lock commitments for which we do not close a mortgage loan. In addition, we calculate the effects of the changes in interest rates from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. At loan closing, the fair value of the interest rate lock commitment is included in the cost basis of loans held for sale, which are carried at the lower of cost or market value.

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

        To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. This discounted cash flow analysis involves the use of unobservable inputs including: estimated future cash flows from operations; an estimate of a terminal value; a discount rate; and other inputs. Our estimated future cash flows are largely based on our historical actual cash flows. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all its assets and liabilities. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized.

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

New Financial Accounting Standards

        Effective January 1, 2009, we adopted new accounting guidance for disclosures about derivative instruments and hedging activities. This guidance requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains and losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company's strategies and objectives for using derivative instruments. This guidance is effective prospectively for periods beginning on or after November 15, 2008. The adoption provided for enhanced disclosure but otherwise did not have a material impact on our consolidated financial condition or results of operations.

        In April 2009, we adopted new accounting guidance for recognition and presentation of other-than-temporary impairments. This standard modified the indicator of other-than-temporary impairment for debt securities. In addition, it amended the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more likely than not that the entity will not have to sell prior to recovery of the amortized cost basis of the debt security. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial condition or results of operations.

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

        On July 1, 2009, we adopted new accounting guidance for the FASB accounting standards codification and the hierarchy of generally accepted accounting principles, the "Codification." The Codification is the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards.

Financial Overview

2009 Compared to 2008

        At December 31, 2009, total assets were $1.98 billion, an increase of 13.3%, or $232.4 million, from $1.74 billion at December 31, 2008. Total loans receivable, net of deferred fees and costs, increased 13.5%, or $154.1 million, to $1.29 billion at December 31, 2009, from $1.14 billion at December 31, 2008. Total investment securities increased by $63.2 million, or 20.0%, to $378.8 million at December 31, 2009, from $315.5 million at December 31, 2008. Total deposits increased 9.9%, or $117.2 million, to $1.30 billion at December 31, 2009, from $1.18 billion at December 31, 2008. Other borrowed funds, which primarily include fed funds purchased, repurchase agreements and Federal Home Loan Bank ("FHLB") advances, increased $60.4 million to $427.6 million at December 31, 2009, from $367.2 million at December 31, 2008.

        Shareholders' equity at December 31, 2009 was $204.5 million, an increase of $46.5 million from $158.0 million at December 31, 2008. The increase in shareholders' equity was primarily attributable to our completion of a common stock offering during May 2009, when we added $31.6 million in capital. In addition, we recorded net income of $10.3 million that further contributed to the increase in our shareholders' equity. Accumulated other comprehensive income increased $3.4 million for the year ended December 31, 2009. Total shareholders' equity to total assets at December 31, 2009 and 2008 was 10.3% and 9.1%, respectively. Book value per share at December 31, 2009 and 2008 was $7.12 and $6.58, respectively. Total risk-based capital to risk-weighted assets was 14.15% at December 31, 2009 compared to 12.72% at December 31, 2008. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2009.

        We recorded net income of $10.3 million, or $0.37 per diluted common share, for the year ended December 31, 2009, compared to net income of $286,000, or $0.01 per diluted common share, in 2008. Our results for 2008 were impacted by impairments and nonrecurring noncash expenses which are more fully discussed below. Net interest income increased $7.6 million to $50.5 million for the year ended December 31, 2009, compared to $43.0 million for the year ended December 31, 2008. Provision for loan losses increased $1.3 million to $6.8 million for the year ended December 31, 2009, compared to $5.5 million for the same period of 2008. Non-interest income increased $5.5 million to $23.3 million for the year ended December 31, 2009 as compared to $17.8 million for the same period of 2008 due primarily to increases in realized and unrealized gains on sales of loans.

        The return on average assets for the years ended December 31, 2009 and 2008 was 0.57% and 0.02%, respectively. The return on average equity for the years ended December 31, 2009 and 2008 was 5.53% and 0.18%, respectively.

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

  •
  During the third quarter of 2008, we recognized an other-than-temporary impairment charge of $4.4 million on our investment in Fannie Mae perpetual preferred stock. This impairment charge was recorded in the commercial banking segment.

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

        See Table 1 below for the components of our calculation of our efficiency ratio as of December 31, 2009, 2008 and 2007.

Table 1.

Efficiency Ratio Calculation
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except per share data)

	2009	2008	2007
GAAP reported non-interest expense	$52,427	$55,913	$51,884
Less nonrecurring expenses
Impairment of Fannie Mae perpetual preferred stock	—	4,408	—
Settlement with mortgage correspondent	—	1,800	—
Loss related to escrow arrangement	—	—	3,500

Non-interest expense without nonrecurring expenses	$52,427	$49,705	$48,384

GAAP reported non-interest income	$23,348	$17,812	$19,480
Less nonrecurring income
Litigation recovery on previously impaired investment	—	190	83

Non-interest income without nonrecurring income	$23,348	$17,622	$19,397

Calculation of efficiency ratio(1):
Non-interest expense without nonrecurring expenses (from above)	$52,427	$49,705	$48,384

GAAP reported net interest income	50,542	42,973	40,319
Non-interest income without nonrecurring income (from above)	23,348	17,622	19,397

Total net interest income and non-interest income for efficiency ratio	$73,890	$60,595	$59,716

Efficiency ratio without nonrecurring income and expenses	70.95%	82.03%	81.02%

(1)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income, excluding the impairment loss on Fannie Mae perpetual preferred stock and the settlement with a mortgage correspondent during 2008; the impairment loss on an escrow arrangement during 2007; and litigation recoveries during 2008 and 2007.

Statements of Operations

Net Interest Income/Margin

        Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-bearing assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. We report our net interest income on a tax equivalent basis as a result of certain tax-exempt investments we hold on our balance sheet. During 2007, the Federal Reserve began easing the federal funds rate due to worsening economic conditions related to the tightening credit markets and decreased the rate four times to end at 4.25% at December 31, 2007. This easing continued into 2008, and as the economy continued to slow and go into a recessionary phase, the Federal Reserve continued to decrease the fed funds rate to ultimately 0.25% as of December 31, 2008 where is remained during all of 2009. See "Interest Rate Sensitivity" for further information.

Table 2.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009			2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1):
Commercial and industrial	$157,703	$7,530	4.77%	$130,608	$8,019	6.14%	$108,762	$8,263	7.60%
Real estate—commercial	546,593	34,203	6.26	440,746	28,905	6.56	366,176	24,598	6.72
Real estate—construction	181,365	8,707	4.80	190,354	11,175	5.87	169,503	14,077	8.30
Real estate—residential	207,238	10,922	5.27	213,125	11,957	5.61	201,863	11,029	5.46
Home equity lines	111,858	4,065	3.63	93,635	4,460	4.76	69,908	4,967	7.11
Consumer	2,671	159	5.95	2,637	171	6.48	6,405	508	7.93

Total loans	1,207,428	65,586	5.43	1,071,105	64,687	6.04	922,617	63,442	6.88

Loans held for sale	160,790	7,358	4.58	124,993	7,140	5.71	233,451	16,686	7.15
Investment securities—trading	—	—	0.00	—	—	0.00	11	1	4.62
Investment securities available-for-sale	258,971	12,601	4.87	261,600	13,645	5.22	266,935	13,256	4.97
Investment securities held-to-maturity	42,375	1,587	3.75	58,915	2,521	4.28	88,803	3,722	4.19
Other investments	15,705	30	0.19	15,307	567	3.70	10,626	635	5.98
Federal funds sold	49,864	118	0.24	32,077	569	1.77	25,217	1,318	5.23

Total interest-earning assets and interest income(2)	1,735,133	87,280	5.03	1,563,997	89,129	5.70	1,547,660	99,060	6.40

Noninterest-earning assets:
Cash and due from banks	1,427			7,833			8,122
Premises and equipment, net	15,854			17,523			19,565
Goodwill and other intangibles, net	14,060			16,404			17,371
Accrued interest and other assets	60,993			51,300			48,586
Allowance for loan losses	(16,309)			(12,568)			(10,322)

Total assets	$1,811,158			$1,644,489			$1,630,982

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$123,017	$1,207	0.98%	$121,537	$2,732	2.25%	$122,806	$3,691	3.01%
Money markets	53,030	510	0.96	41,586	982	2.36	56,229	1,437	2.56
Statement savings	291,751	4,034	1.38	341,059	9,987	2.93	352,078	16,354	4.64
Certificates of deposit	622,617	17,947	2.88	480,408	18,390	3.83	515,182	24,215	4.70

Total interest-bearing deposits	1,090,415	23,698	2.17	984,590	32,091	3.26	1,046,295	45,697	4.37

Other borrowed funds	366,965	12,502	3.41	350,889	13,547	3.86	281,417	12,627	4.49

Total interest-bearing liabilities and interest expense	1,457,380	36,200	2.48	1,335,479	45,638	3.42	1,327,712	58,324	4.39

Noninterest-bearing liabilities:
Demand deposits	147,062			131,197			123,493
Other liabilities	19,965			17,645			22,382
Common shareholders' equity	186,751			160,168			157,395

Total liabilities and shareholders' equity	$1,811,158			$1,644,489			$1,630,982

Net interest income and net interest margin(2)		$51,080	2.94%		$43,491	2.78%		$40,736	2.63%

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
Interest income for loans receivable, investment securities available-for-sale and fed funds sold (which includes investments in money market preferred stock) is reported on a fully taxable-equivalent basis at a rate of 34.5% for 2009 and 2007 and 34% for 2008.

Table 3.

Rate and Volume Analysis
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009 Compared to 2008			2008 Compared to 2007
	Average Volume(3)	Average Rate	Increase (Decrease)	Average Volume(3)	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial and industrial	$1,664	$(2,153)	$(489)	$1,660	$(1,904)	$(244)
Real estate—commercial	6,942	(1,644)	5,298	5,009	(702)	4,307
Real estate—construction	(528)	(1,940)	(2,468)	1,732	(4,634)	(2,902)
Real estate—residential	(330)	(705)	(1,035)	615	313	928
Home equity lines	868	(1,263)	(395)	1,686	(2,193)	(507)
Consumer	2	(14)	(12)	(299)	(38)	(337)

Total loans	8,618	(7,719)	899	10,403	(9,158)	1,245

Loans held for sale	2,045	(1,827)	218	(7,752)	(1,794)	(9,546)
Investment securities—trading	—	—	—	(1)	—	(1)
Investment securities available-for-sale	(137)	(907)	(1,044)	(265)	654	389
Investment securities held-to-maturity	(708)	(226)	(934)	(1,253)	52	(1,201)
Other investments	15	(552)	(537)	280	(348)	(68)
Federal funds sold	316	(767)	(451)	359	(1,108)	(749)
Total interest income(2)	10,149	(11,998)	(1,849)	1,771	(11,702)	(9,931)
Interest expense:
Interest-bearing deposits:
Interest checking	33	(1,558)	(1,525)	(38)	(921)	(959)
Money markets	270	(742)	(472)	(374)	(81)	(455)
Statement savings	(1,444)	(4,509)	(5,953)	(512)	(5,855)	(6,367)
Certificates of deposit	5,444	(5,887)	(443)	(1,634)	(4,191)	(5,825)

Total interest-bearing deposits	4,303	(12,696)	(8,393)	(2,558)	(11,048)	(13,606)

Other borrowed funds	621	(1,666)	(1,045)	3,117	(2,197)	920

Total interest expense	4,924	(14,362)	(9,438)	559	(13,245)	(12,686)

Net interest income(2)	$5,225	$2,364	$7,589	$1,212	$1,543	$2,755

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
Interest income for loans receivable, investment securities available-for-sale and fed funds sold (which includes investments in money market preferred stock) is reported on a fully taxable-equivalent basis at a rate of 34.5% for 2009 and 2007 and 34% for 2008.

(3)
Changes attributable to rate/volume have been allocated to volume.

2009 Compared to 2008

        For purposes of analyzing the effects of rate and volume on our interest income from loans receivable, investment securities and fed funds sold, we calculate interest income on a tax equivalent basis because of the tax benefit we receive on certain tax-exempt financial instruments. Net interest income on a tax equivalent basis for the year ended December 31, 2009 was $51.1 million, compared to $43.5 million for the year ended December 31, 2008, an increase of $7.6 million, or 17.5%. The increase in net interest income was primarily a result of decreases in the interest rates paid on deposits and other borrowed funds, net of the impact of decreased yields on earning assets during 2009, compared with 2008. In addition, we were able to deploy $31.6 million as a result of our capital raising efforts during 2009 in interest-bearing assets at no cost.

        Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2009 and 2008 was 2.94% and 2.78%, respectively, the increase for which was primarily a result of our ability to decrease interest rates on deposits faster than rates decreased on our interest earning assets. In addition, our interest rates on our other borrowed funds decreased due to the significantly low interest rate environment of 2009. The average yield on interest-earning assets decreased to 5.03% in 2009 from 5.70% in 2008, and our cost of interest-bearing liabilities decreased to 2.48% in 2009 from 3.42% in 2008. The cost of other borrowed funds, which generally are shorter term fundings and which we continued to utilize during 2009 to help fund our balance sheet growth, decreased 45 basis points to 3.41% in 2009 from 3.86% in 2008. The cost of deposit liabilities decreased 109 basis points to 2.17% in 2009 from 3.26% for 2008.

        Total average earning assets increased by 10.9% to $1.74 billion at December 31, 2009 compared to $1.56 billion at December 31, 2008. The increase in our earnings assets were primarily driven by an increase in average loans receivable of $136.3 million and an increase in our inventory of loans held for sale of $35.8 million and offset by a decrease in investment securities of $19.2 million. These increases were funded by an increase in interest-bearing deposits of $105.8 million, an increase in other borrowed funds of $16.1 million and an increase in noninterest-bearing deposits of $15.9 million.

        Average loans receivable increased $136.3 million to $1.21 billion during 2009 from $1.07 million in 2008. Average balances of nonperforming assets, which consist of non-accrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2009 and 2008. Additional interest income of approximately $414,000 for 2009 and $59,000 for 2008 would have been realized had all nonperforming assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

        Average interest-bearing deposits increased $105.8 million to $1.1 billion in 2009 from $984.6 million in 2008. The largest increase in average interest-bearing deposit balances was in certificates of deposit, which increased $142.2 million compared to 2008. Overall, we saw an increase in our deposits as a result of a "flight to safety" by consumers who were seeking the increase in FDIC insurance protection. Offsetting this increase was a decrease in average statement savings of $49.3 million to $291.8 million for 2009 compared to $341.1 million for 2008.

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

        Average loans receivable increased $148.5 million to $1.07 billion during 2008 from $922.6 million in 2007. Average balances of nonperforming assets, which consist of non-accrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2008 and 2007. Additional interest income of approximately $59,000 for 2008 and $5,000 for 2007 would have been realized had all nonperforming assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and still accruing interest due to an assessment of collectability.

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

        At December 31, 2009, we were asset sensitive for the entire two year simulation period. Asset sensitive means that yields on the Bank's interest-earnings assets will rise faster than interest-bearing liability costs in a rising rate environment. For a declining rate environment, asset yields will fall faster than interest-bearing liability costs. Being asset sensitive our net interest income should increase in a rising rate scenario. In the up 200 basis point scenario, our net interest income would improve by not more than 0.4% for the one year period and by not more than 2.2% over the two year time horizon. In the down 100 basis point scenario the interest rate risk model indicates that our net interest income would decrease by not more than 0.8% for the one year period and by not more than 2.6% over the two year time horizon.

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

        The provision for loan losses was $6.8 million and $5.5 million for the years ended December 31, 2009 and 2008, respectively. The allowance for loan losses at December 31, 2009 was $18.6 million compared to $14.5 million at December 31, 2008. Our allowance for loan loss ratio at December 31, 2009 was 1.44% compared to 1.27% at December 31, 2008. The increase in the allowance for loan loss ratio is a direct result of increases in non-performing loans and the adverse migration of certain loans through our allowance for loan losses calculation model because of current and ongoing adverse economic conditions. While we continue to report strong credit quality in our loan portfolio, we have experienced increases in our watch list credit and net charge-offs. Our provision was impacted by net new loan growth in addition to our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves. We recorded net loan charge-offs of $2.6 million for each of the years ended December 31, 2009 and 2008. We charged-off $876,000 in commercial and industrial loans, residential loans of $1.8 million and consumer loans of $6,000. Annualized net charged-off loans was 0.22% of average loans receivable for the year ended December 31, 2009, compared to 0.24% for the year ended December 31, 2008. Non-accrual loans totaled $696,000 at December 31, 2009 compared to $4.7 million at December 31, 2008

        While our loan growth was strong during 2009, continued negative economic conditions could adversely affect our home equity line of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses. Continued deterioration in commercial and residential real estate values, employment data and household incomes could result in higher credit losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At December 31, 2009, our commercial real estate portfolio was 46% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level or our credit exposure to individual entities and industries, may not function as we have anticipated.

        The provision for loan losses was $2.5 million for 2007. Net charge-offs for the year ended December 31, 2007 was $545,000, most of which were commercial and industrial loans.

        See "Critical Accounting Policies" above for more information on our allowance for loan losses methodology.

        The following tables present additional information pertaining to the activity in and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Table 4.

Allowance for Loan Losses
Years Ended December 31, 2009, 2008, 2007, 2006 and 2005
(In thousands)

	2009	2008	2007	2006	2005
Beginning balance, January 1	$14,518	$11,641	$9,638	$8,301	$5,878
Provision for loan losses	6,750	5,498	2,548	1,232	2,456
Loans charged off:
Commercial and industrial	(876)	(1,188)	(449)	(42)	(120)
Residential	(1,756)	(576)	(100)	—	—
Consumer	(6)	(892)	(3)	(1)	(9)

Total loans charged off	(2,638)	(2,656)	(552)	(43)	(129)
Recoveries:
Commercial and industrial	5	8	7	148	82
Consumer	1	27	—	—	14

Total recoveries	6	35	7	148	96
Net (charge offs) recoveries	(2,632)	(2,621)	(545)	105	(33)

Ending balance, December 31,	$18,636	$14,518	$11,641	$9,638	$8,301

	2009	2008	2007	2006	2005
Loans:
Balance at year end	$1,293,432	$1,139,348	$1,039,684	$845,449	$705,644
Allowance for loan losses to loans receivable, net of fees	1.44%	1.27%	1.12%	1.14%	1.18%
Net charge-offs to average loans receivable	0.22%	0.24%	0.06%	0.00%	0.01%

Table 5.

Allocation of the Allowance for Loan Losses
At December 31, 2009, 2008, 2007, 2006 and 2005
(In thousands)

	2009		2008		2007
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,797	12.45%	$2,129	14.12%	$1,956	13.51%
Real estate—commercial	9,666	45.80	6,110	41.41	5,225	39.95
Real estate—construction	2,829	14.80	3,118	16.53	2,217	17.93
Real estate—residential	2,096	17.67	2,138	18.	1,402	20.50
Home equity lines	1,182	9.07	965	9.16	772	7.81
Consumer	66	0.21	58	0.21	69	0.30

Total allowance for loan losses	$18,636	100.00%	$14,518	100.00%	$11,641	100.00%

	2006		2005
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,670	12.09%	$1,153	9.83%
Real estate—commercial	3,687	37.50	3,338	39.01
Real estate—construction	1,764	18.27	1,432	18.13
Real estate—residential	2,025	23.80	1,490	21.65
Home equity lines	384	7.75	721	10.63
Consumer	108	0.59	167	0.75

Total allowance for loan losses	$9,638	100.00%	$8,301	100.00%

*
Percentage of loan type to the total loan portfolio.

Non-Interest Income

        The following table provides detail for non-interest income for the years ended December 31, 2009, 2008, and 2007.

Table 6.

Non-Interest Income
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Insufficient funds fee income	$546	$664	$704
Service charges on deposit accounts	488	463	312
Other fee income on deposit accounts	217	283	381
ATM transaction fees	683	655	579
Credit card fees	77	67	61
Loan service charges	2,649	1,643	1,502
Trust adminstration fee income	3,134	2,949	3,474
Investment fee income	480	528	813
Realized and unrealized gains on mortgage banking activities	12,452	7,752	8,779
Net realized gains on investment securities available-for-sale	760	913	—
Net realized loss on investment securities—trading	(425)	(9)	—
Management fee income	1,833	765	1,072
Bank-owned life insurance income	536	860	1,670
Litigation recovery on previously impaired investment	—	190	83
Gain on debt extinguishments	—	275	—
Other income (loss)	(82)	(186)	50

Total non-interest income	$23,348	$17,812	$19,480

        Non-interest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Non-interest income for the years ended December 31, 2009 and 2008 was $23.3 million and $17.8 million, respectively. The increase in non-interest income for the year ended December 31, 2009, compared to the same period of 2008, is primarily the result of an increase in realized and unrealized gains on mortgage banking activities by George Mason and Cardinal First of $4.7 million. The increase in realized and unrealized gains on mortgage banking activities is directly related to an increase in loan origination and sales volume occurring in the mortgage banking segment as a result of decreased in mortgage rates and more affordable home prices during 2009. Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees and gains associated with our sales of loans to third party investors. Costs include direct costs associated with loan origination, such as commissions and salaries that are deferred at the time of origination. Management fee income, which represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales, increased $1.1 million during 2009 as compared to 2008, again due to the origination volumes in the residential real estate market.

        Another contributing factor to the increase in our non-interest income was an increase in loan service charges of $1.0 million for the year ended December 31, 2009 to $2.6 million, compared to $1.6 million for the same period of 2008. The increase in loan service charges is primarily a result of fee income earned by George Mason's title company and again a result of an increase in loan origination and sales activity. Total investment fee income increased $137,000 to $3.6 million for the year ended December 31, 2009, compared to $3.5 million for 2008. Investment fee income includes net commissions earned at CWS and income earned at Wilson/Bennett and from our trust division. The increase in the market values of managed and custodial assets and an increase in customer relationships in the wealth management and trust services segment have contributed to the increase in investment fee income during 2009.

        Service charges on deposit accounts decreased $121,000 to $2.0 million for the year ended December 31, 2009, compared to $2.1 million for the year ended December 31, 2008. Service charges on deposit accounts include insufficient funds fee income, service charges on deposit accounts, other fee income on deposit accounts and ATM transaction fees as shown in Table 6. For the year ended December 31, 2009, the increase in the cash surrender value of our bank-owned life insurance was $536,000, a decrease of $324,000 when compared to the same period of 2008. This decrease is a result of the decrease in the earnings of the underlying investment assets of our bank-owned life insurance.

        For the year ended December 31, 2009, we recorded net gains on the sales of investment securities totaling $760,000 compared to $913,000 for the same period of 2008. Included in our net gains on investment securities available-for-sale were losses totaling $217,000 which were related to our sale of all of our shares of Fannie Mae perpetual preferred stock during the first quarter of 2009. We elected to sell these shares as a result of these shares being traded well below their par value following the placement of Fannie Mae into conservatorship by federal regulators during 2008. In addition, we recorded trading losses of $425,000 for the year ended December 31, 2009. These trading losses were a result of our purchasing investments to economically hedge against fair value changes of our nonqualified deferred compensation plan liability. These investments are designated as trading securities, and as such, the changes in fair value are reflected in earnings. These trading losses were primarily the result of lower stock prices and were partially offset by a reduction in our compensation expense associated with this benefit plan.

        Non-interest income for the years ended December 31, 2008 and 2007 was $17.8 million and $19.5 million, respectively. The decrease in non-interest income for the year ended December 31, 2008, compared to the same period of 2007, is primarily the result of decreased realized and unrealized gains on mortgage banking activities by George Mason of $1.0 million. The decrease in realized and unrealized gains on mortgage banking activities was directly related to the deterioration in the residential real estate market. Management fee income decreased $307,000 during 2008 as compared to 2007, again due to the deterioration of the real estate market.

        Another contributing factor to the decrease in our non-interest income was the decrease in total investment fee income of $810,000 to $3.5 million for the year ended December 31, 2008, compared to $4.3 million for the year ended December 31, 2007. Investment fee income, which includes net commissions earned at CWS and income earned at Wilson/Bennett, decreased $285,000 to $528,000 as of December 31, 2008 from $813,000 as of December 31, 2007. Trust administration fee income was $2.9 million as of December 31, 2008, a decrease of $525,000 from $3.5 million as of December 31, 2007, mostly due to the loss of low margin custody relationships with two clients. In addition, the decrease in the market values of managed and custodial assets in the wealth management and trust services segment have contributed to the decrease in investment fee income during 2008.

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

Non-Interest Expense

        The following table reflects the components of non-interest expense for the years ended December 31, 2009, 2008 and 2007.

Table 7.

Non-Interest Expense
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Salary and benefits	$23,571	$21,939	$23,815
Occupancy	5,442	5,547	5,348
Professional fees	2,142	2,225	2,095
Depreciation	1,948	2,390	3,035
Data communications	3,352	2,685	2,632
FDIC insurance assessments	2,692	721	768
Mortgage loan repurchases and settlements	2,569	3,835	348
Bank franchise taxes	1,525	1,482	1,369
Amortization of intangibles	238	245	254
Impairment of Fannie Mae perpetual preferred stock	—	4,408	—
Impairment of goodwill	—	2,821	—
Loss related to escrow arrangement	—	—	3,500
Premises and equipment	2,156	1,965	1,771
Advertising and marketing	2,084	2,116	2,058
Stationary and supplies	936	881	1,091
Loan expenses	748	264	783
Other taxes	419	398	332
Travel and entertainment	403	460	492
Miscellaneous	2,202	1,531	2,193

Total non-interest expense	$52,427	$55,913	$51,884

        Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense was $52.4 million and $55.9 million for the years ended December 31, 2009 and 2008, respectively, a decrease of $3.5 million, or 6.2%. The decrease in non-interest expense for the year ended December 31, 2009, compared to 2008, was primarily the result of the aforementioned other-than temporary impairment charge related to an investment in Fannie Mae perpetual preferred stock, the goodwill impairment charge recorded at George Mason and the cash settlement George Mason made to a mortgage correspondent, all during 2008. See the "Financial Overview" above for additional information on these transactions.

        Salaries and benefits expense increased $1.6 million to $23.6 million for the year ended December 31, 2009 as compared to $21.9 million for the same period of 2008. This increase was attributable to an increase in incentive pay at the Bank due to better than expected results for 2009. Depreciation expense decreased $442,000 to $1.9 million for the year ended December 31, 2009 as compared to $2.4 million for the year ended December 31, 2008 due to fixed assets becoming fully depreciated. Data communications expense increased $667,000 to end at $3.4 million for the year ended December 31, 2009 compared to $2.7 million for the same period of 2008. The increase in this expense is directly related to deconversion costs charged by our existing vendor for our upcoming systems conversion to a new applications vendor which will occur during the second quarter of 2010.

        FDIC insurance premiums increased $2.0 million to $2.7 million for the year ended December 31, 2009 compared to $721,000 for the same period of 2008. The increase in FDIC insurance premiums is a due to the special assessment imposed during the second quarter of 2009 of $844,000, and changes to the assessment calculation during 2009 all a result of the FDIC's efforts in replenishing the levels of the Deposit Insurance Fund which has been depleted due to increasing levels of bank failures.

        Mortgage loan repurchases and settlements decreased to $2.6 million for 2009 compared to $3.8 million for 2008, a result of a decrease in loan repurchase and settlement claims made by third party investors to George Mason during 2009. We have worked over the past twelve months to limit our exposure to loan repurchases and claims from investors and believe that any additional expense recorded will be minimal in future periods. Investors have claimed, for specific loan purchases, that certain representations and warranties in the loan sale agreement were violated. We have denied certain claims and for others, after analyzing all facts surrounding the underwriting of such loans, we have agreed to repurchase the loans or settle the claims.

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

Income Taxes

        We recorded a provision for income tax expense of $4.4 million for the year ended December 31, 2009, compared to an income tax benefit of $912,000 for the year ended December 31, 2008. The income tax benefit recorded during 2008 was primarily the result of the other-than-temporary impairment of our investment in Fannie Mae perpetual preferred stock and the result of our tax-exempt income from investments being a larger portion of our overall net income. During 2008, the Emergency Economic Stabilization Act was enacted which included a provision permitting banks to recognize the other-than-temporary impairment charge related to Fannie Mae perpetual preferred stock as an ordinary loss rather than a capital loss which allowed us to record an additional benefit for this loss. Our effective tax rate for December 31, 2009 was 29.9%.

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

Statements of Condition

Loans Receivable, Net

        Total loans receivable, net of deferred fees and costs, were $1.29 billion at December 31, 2009, an increase of $154.1 million, or 13.5%, compared to $1.14 billion at December 31, 2008. During 2009, we achieved growth in all our loan categories. Loans held for sale increased $22.5 million to $179.5 million at December 31, 2009 compared to $157.0 million at December 31, 2008.

        At December 31, 2009, we had loans accounted for on a non-accrual basis totaling $696,000. Non-accrual loans at December 31, 2008 totaled $4.7 million. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments, at December 31, 2009 and December 31, 2008 were $151,000 and $379,000, respectively, all of which were determined to be well secured and in the process of collection. The decrease in non-accrual loans from December 31, 2008 was a result of these loans being paid off or charged off during 2009. There were no loans at December 31, 2009 and December 31, 2008 that were "troubled debt restructurings".

        Interest income on non-accrual loans, if recognized, is recorded using the cash basis method of accounting. When a loan is placed on non-accrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years. While on non-accrual, the collection of interest is recorded as interest income only after all past-due principal has been collected. When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status. At December 31, 2009, the loans on nonaccrual status did not have a valuation allowance as we charged-off $411,000 of the outstanding principal balances which were unsecured based on the estimated values of the underlying collateral. Gross interest income that would have been recorded if our non-accrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2009 and 2008 was $414,000 and $59,000, respectively. The interest income realized prior to the loans being placed on non-accrual status for the year ended December 31, 2009 and 2008 was $120,000 and $348,000, respectively.

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

        At December 31, 2008 we had one loan accounted for on a non-accrual basis totaling $4.7 million. There were no non-accrual loans at December 31, 2007. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments, at December 31, 2008 and December 31, 2007 were $379,000 and $963,000, respectively, all of which were determined to be well secured and in the process of collection. The decrease in past due loans 90 days or more is a result of loans that were past due at December 31, 2007 being paid off or charged off during 2008. There were no loans at December 31, 2008 and December 31, 2007 that were "troubled debt restructurings".

        At December 31, 2008, the one loan on nonaccrual status did not have a valuation allowance as we charged-off $1.1 million of the outstanding principal balance which was unsecured based on the estimated values of the underlying collateral. Gross interest income that would have been recorded if the non-accrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2008 and 2007 was $59,000 and $5,000, respectively. The interest income realized prior to the loans being placed on non-accrual status for the year ended December 31, 2008 and 2007 was $348,000 and $38,000, respectively.

        The ratio of non-performing loans to total loans was 0.05%, 0.41%, and 0.00% at December 31, 2009, 2008 and 2007, respectively.

        The following tables present the composition of our loans receivable portfolio at the end of each of the five years ended December 31, 2009 and additional information on non-performing loans receivable.

Table 8.

Loans Receivable
At December 31, 2009, 2008, 2007, 2006 and 2005
(In thousands)

	2009		2008		2007
Commercial and industrial	$161,156	12.45%	$160,989	14.12%	$140,531	13.51%
Real estate—commercial	592,780	45.80	472,131	41.41	415,471	39.95
Real estate—construction	191,523	14.80	188,484	16.53	186,514	17.93
Real estate—residential	228,693	17.67	211,651	18.57	213,197	20.50
Home equity lines	117,392	9.07	104,370	9.16	81,247	7.81
Consumer	2,859	0.21	2,393	0.21	3,129	0.30

Gross loans	1,294,403	100.00%	1,140,018	100.00%	1,040,089	100.00%
Net deferred (fees) costs	(971)		(670)		(405)
Less: allowance for loan losses	(18,636)		(14,518)		(11,641)

Loans receivable, net	$1,274,796		$1,124,830		$1,028,043

	2006		2005
Commercial and industrial	$102,284	12.09%	$69,392	9.83%
Real estate—commercial	317,201	37.50	275,381	39.01
Real estate—construction	154,525	18.27	128,009	18.13
Real estate—residential	201,320	23.80	152,818	21.65
Home equity lines	65,557	7.75	75,048	10.63
Consumer	4,904	0.59	5,255	0.75

Gross loans	845,791	100.00%	705,903	100.00%
Net deferred (fees) costs	(342)		(259)
Less: allowance for loan losses	(9,638)		(8,301)

Loans receivable, net	$835,811		$697,343

Table 9.

Nonperforming Loans
At December 31, 2009, 2008, 2007, 2006 and 2005
(In thousands)

	2009	2008	2007	2006	2005
Nonaccruing loans	$696	$4,671	$—	$82	$214
Loans contractually past-due 90 days or more	151	379	963	—	33

Total nonperforming loans	$847	$5,050	$963	$82	$247

        The following table presents information on loan maturities and interest rate sensitivity.

Table 10.

Loan Maturities and Interest Rate Sensitivity
At December 31, 2009
(Dollars in thousands)

	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and industrial	$105,725	$43,588	$11,843	$161,156
Real estate—commercial	156,716	345,840	90,224	592,780
Real estate—construction	149,593	28,352	13,578	191,523
Real estate—residential	96,470	114,835	17,388	228,693
Home equity lines	117,392	—	—	117,392
Consumer	1,393	723	743	2,859

Total loans receivable	$627,289	$533,338	$133,776	$1,294,403

Fixed-rate loans		$226,860	$106,344	$333,204
Floating-rate loans		306,478	27,433	333,911

Total loans receivable		$533,338	$133,777	$667,115

*
Payments due by period are based on the repricing characteristics and not contractual maturities.

Investment Securities

        Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes of our nonqualified deferred compensation plan liability. These securities include cash equivalents, equities and mutual funds. See Note 4 to our notes to consolidated financial statements for additional information on our trading securities. Investment securities were $378.8 million at December 31, 2009, an increase of $63.2 million or 20.0%, from $315.5 million in investment securities at December 31, 2008.

        Of the $378.8 million in the investment portfolio at December 31, 2009, $35.2 million were classified as held-to-maturity, and $343.6 million were classified as available-for-sale. At December 31, 2009, the yield on the available-for-sale investment portfolio was 4.55% and the yield on the held-to-maturity portfolio was 3.66%.

        We complete reviews for other-than-temporary impairment at least quarterly. As of December 31, 2009, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2009, 96% of our mortgage-backed investment securities portfolio are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

        We have $9.9 million in non-government non-agency mortgage-backed securities. These securities are rated from AAA to AA. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2009 and 2008, certain of our investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities.

        In addition, our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million at December 31, 2009 (each security has a par value of $2.0 million). The collateral underlying these structured securities are instruments issued by financial institutions or insurers. We own the A-3 tranches in each issuance. Each of the bonds are rated by more than one rating agency. Two of the securities have composite ratings of AA and two the securities have a composite rating of BBB. These ratings are consistent with the grades from the other rating agencies. There is minimal observable trading activity for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.

        No other-than-temporary impairment was recorded on the securities in our investment portfolio as of December 31, 2009. During 2008, we recognized an other-than-temporary impairment of $4.4 million related to an investment in Fannie Mae perpetual preferred stock. The full amount of this impairment was deemed to be related to credit deterioration of the issuer, and not related to equity market conditions. Because of the minimal likelihood that these shares would recover, we made a decision to exit this type of investment security and no longer own any similar equity investment in our investment securities portfolio. During 2009, we sold all shares of our Fannie Mae perpetual preferred stock for a loss of $217,000. We elected to sell our shares as a result of these shares being traded well below their par value following the placement of Fannie Mae into conservatorship by federal regulators in 2008.

        We hold $15.7 million in FHLB stock at December 31, 2009. During 2008, the FHLB of Atlanta announced a change in their dividend declaration and payment schedule beginning during the fourth quarter of 2008. The change was initiated so that the dividend can be declared and paid to member banks after the FHLB has calculated their net income for the preceding quarter. During 2009, the FHLB announced changes to its capital stock requirements. Specifically, the FHLB Board of Directors increased the dollar cap on its stock purchases from $25 million to $26 million and repurchases of member excess stock will be evaluated on a quarterly basis instead of a daily basis. We do not expect the above changes to materially impact our liquidity position.

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

        The following table reflects the composition of the investment portfolio at December 31, 2009, 2008, and 2007.

Table 11.

Investment Securities
At December 31, 2009, 2008 and 2007
(In thousands)

Available-for-sale at December 31, 2009	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
Five to ten years	$26,074	$26,030	4.15%
After ten years	29,974	29,629	5.01

Total U.S. government-sponsored agencies	56,048	55,659	4.61

Mortgage-backed securities(1)
One to five years	9	9	8.97
Five to ten years	33,079	33,964	4.21
After ten years	184,635	189,432	4.84

Total mortgage-backed securities	217,723	223,405	4.74

Tax exempt municipal securities(2)
Five to ten years	6,090	6,156	3.34
After ten years	50,270	50,227	4.01
Taxable municipal securities
After ten years	3,331	3,225	4.96

Total municipal securities	59,691	59,608	3.99

U. S. treasury securities
One to five years	4,901	4,897	2.36

Total U.S. treasury securities	4,901	4,897	2.36

Total investment securities available-for-sale	$338,363	$343,569	4.55%

Held-to-maturity at December 31, 2009	Amortized Cost	Fair Value	Average Yield
Mortgage-backed securities(1)
One to five years	$1,833	$1,884	4.43%
Five to ten years	6,244	6,478	4.59
After ten years	19,103	19,731	4.26

Total mortgage-backed securities	27,180	28,093	4.35

Corporate bonds
After ten years	8,004	3,343	1.33

Total corporate bonds	8,004	3,343	1.33

Total investment securities held-to-maturity	35,184	31,436	3.66

Total investment securities	$373,547	$375,005	4.47%

Available-for-sale at December 31, 2008	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
Five to ten years	$24,917	$24,962	5.28%
After ten years	436	166	8.25

Total U.S. government-sponsored agencies	25,353	25,128	5.33

Mortgage-backed securities(1)
One to five years	4,263	4,277	4.19
Five to ten years	42,503	43,626	4.45
After ten years	158,969	160,301	5.27

Total mortgage-backed securities	205,735	208,204	5.08

Municipal securities(2)
After ten years	33,265	31,424	4.09

Total municipal securities	33,265	31,424	4.09

U. S. treasury securities
One to five years	598	600	1.02

Total U.S. treasury securities	598	600	1.02

Total investment securities available-for-sale	$264,951	$265,356	4.97%

Held-to-maturity at December 31, 2008	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$2,001	$2,025	4.30%

Total U.S. government-sponsored agencies	2,001	2,025	4.30

Mortgage-backed securities(1)
One to five years	1,836	1,867	4.26
Five to ten years	9,267	9,463	4.45
After ten years	29,075	29,142	4.39

Total mortgage-backed securities	40,178	40,472	4.40

Corporate bonds
After ten years	8,004	3,262	4.09

Total corporate bonds	8,004	3,262	4.09

Total investment securities held-to-maturity	50,183	45,759	4.34

Total investment securities	$315,134	$311,115	4.87%

Available-for-sale at December 31, 2007	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$44,160	$44,161	5.59%
Five to ten years	39,116	39,850	5.99

Total U.S. government-sponsored agencies	83,276	84,011	5.78

Mortgage-backed securities(1)
One to five years	3,552	3,526	4.25
Five to ten years	10,902	10,746	3.89
After ten years	154,435	153,912	5.13

Total mortgage-backed securities	168,889	168,184	5.03

Municipal securities(2)
After ten years	33,671	33,219	4.09

Total municipal securities	33,671	33,219	4.09

U. S. treasury securities
One to five years	592	584	4.09

Total U.S. treasury securities	592	584	4.09

Total investment securities available-for-sale	$286,428	$285,998	5.14%

Held-to-maturity at December 31, 2007	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$6,500	$6,468	3.63%
Five to ten years	11,011	10,998	4.52
After ten years	2,000	2,002	5.30

Total U.S. government-sponsored agencies	19,511	19,468	4.30

Mortgage-backed securities(1)
One to five years	379	383	4.71
Five to ten years	7,618	7,555	4.29
After ten years	43,436	43,133	4.52

Total mortgage-backed securities	51,433	51,071	4.49

Corporate bonds
After ten years	8,004	7,629	4.56

Total corporate bonds	8,004	7,629	4.56

Total investment securities held-to-maturity	78,948	78,168	4.45

Total investment securities	$365,376	$364,166	4.99%

(1)
Based on contractual maturities.

(2)
Yields for our tax-exempt municipal securities are not reported on a tax-equivalent basis.

Deposits and Other Borrowed Funds

        Total deposits were $1.30 billion at December 31, 2009, an increase of $117.2 million, or 9.9%, from $1.18 billion at December 31, 2008. We have had success in attracting deposit balances from customers seeking to deposit their money with smaller, local banks and depositors are increasing balances held with financial institutions as a result of the increased protection of their money by the FDIC. We are a member of the Certificates of Deposit Account Registry Service ("CDARS"). CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank. When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection. At December 31, 2009, we had brokered certificates of deposit of $87.7 million, of which $59.4 million were placed in the CDARS program. Brokered certificates of deposit at December 31, 2008 were $89.2 million, of which $53.5 million were in the CDARS program.

        Other borrowed funds, which primarily include repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, were $427.6 million at December 31, 2009, an increase of $60.4 million, up from $367.2 million at December 31, 2008. The primary reason for the increase in other borrowed funds at December 31, 2009 was an increase in federal funds purchased funding of $45.0 million at December 31, 2009 compared to none at December 31, 2008. Advances from the Federal Home Loan Bank of Atlanta were $280.0 million at each of December 31, 2009 and 2008. These advances primarily leverage some of our larger commercial real estate fundings and assist in financing George Mason's inventory of loans held for sale.

        Other borrowed funds at each of December 31, 2009 and 2008, included $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities. This debt had an interest rate of 2.65% and 4.40% at December 31, 2009 and 2008, respectively. Cardinal Statutory Trust I is an unconsolidated entity as we are not the primary beneficiary of the trust.

        At December 31, 2009, other borrowed funds also included $80.0 million in customer repurchase agreements and $2.0 million borrowed under the Federal Reserve Treasury, Tax & Loan note option.

        The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2009.

Table 12.

Short-Term Borrowings and Other Borrowed Funds
At December 31, 2009
(In thousands)

Short-term FHLB advances:
Advance Date	Term of Advance	Maturity or Call Date	Interest Rate	Amount Outstanding
May-08	2 year	May-10	3.31%	10,000

Total short-term FHLB advances and weighted average rate			3.31%	$10,000

	Interest Rate	Amount Outstanding
Other short-term borrowed funds:
TT&L note option	0.07%	$1,986
Customer repurchase agreements	0.46	79,974
Federal Funds Purchased	0.31	45,000

Total other short-term borrowed funds and weighted average rate	0.40%	$126,960

Other borrowed funds:
Trust preferred	4.31%	$20,619
FHLB advances—long term	4.00	270,000

Other borrowed funds and weighted average rate	4.02%	$290,619

Total other borrowed funds and weighted average rate	2.93%	$427,579

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

        The following table reflects the maturities of the certificates of deposit of $100,000 or more as of December 31, 2009, 2008 and 2007.

Table 13.

Certificates of Deposit of $100,000 or More
At December 31, 2009, 2008 and 2007
(In thousands)

	Fixed Term	2009 No-Penalty*	Total
Maturities:
Three months or less	$116,527	$31,183	$147,710
Over three months through six months	44,528	10,394	54,922
Over six months through twelve months	66,064	3,190	69,254
Over twelve months	95,185	20,917	116,102

	$322,304	$65,684	$387,988

	Fixed Term	2008 No-Penalty*	Total
Maturities:
Three months or less	$35,561	$68,190	$103,751
Over three months through six months	19,705	12,089	31,794
Over six months through twelve months	27,095	5,614	32,709
Over twelve months	71,433	1,585	73,018

	$153,794	$87,478	$241,272

	Fixed Term	2007 No-Penalty*	Total
Maturities:
Three months or less	$113,430	$11,140	$124,570
Over three months through six months	27,587	7,033	34,620
Over six months through twelve months	12,120	13,248	25,368
Over twelve months	22,314	731	23,045

	$175,451	$32,152	$207,603

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

        Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at December 31, 2009, 2008 and 2007 follows.

Table 14.

Segment Reporting
December 31, 2009, 2008 and 2007
(In thousands)

At and for the Year Ended December 31, 2009:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$48,712	$2,717	$—	$(887)	$—	$50,542
Provision for loan losses	6,656	94	—	—	—	6,750
Non-interest income	3,993	16,213	3,639	(413)	(84)	23,348
Non-interest expense	34,104	12,779	3,156	2,472	(84)	52,427
Provision (benefit) for income taxes	3,566	2,084	162	(1,424)	—	4,388

Net income (loss)	$8,379	$3,973	$321	$(2,348)	$—	$10,325

Total Assets	$1,943,223	$199,704	$3,433	$230,962	$(401,137)	$1,976,185

At and for the Year Ended December 31, 2008:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$40,747	$3,418	$—	$(1,192)	$—	$42,973
Provision for loan losses	4,290	1,208	—	—	—	5,498
Non-interest income	4,806	9,494	3,477	35	—	17,812
Non-interest expense	34,152	15,824	3,402	2,535	—	55,913
Provision (benefit) for income taxes	1,785	(1,438)	28	(1,287)	—	(912)

Net income (loss)	$5,326	$(2,682)	$47	$(2,405)	$—	$286

Total Assets	$1,708,233	$165,791	$3,505	$180,683	$(314,455)	$1,743,757

At and for the Year Ended December 31, 2007:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$38,707	$3,005	$—	$(1,393)	$—	$40,319
Provision for loan losses	2,548	—	—	—	—	2,548
Non-interest income	4,032	11,112	4,287	49	—	19,480
Non-interest expense	30,316	11,587	7,096	2,885	—	51,884
Provision (benefit) for income taxes	2,470	907	(979)	(1,513)	—	885

Net income (loss)	$7,405	$1,623	$(1,830)	$(2,716)	$—	$4,482

Total Assets	$1,663,834	$184,602	$3,893	$176,366	$(338,664)	$1,690,031

        Charges for mortgage loan repurchases and settlements were $2.6 million and $3.8 million in 2009 and 2008, respectively. During the second quarter of 2008, George Mason recorded a cash settlement to one of its mortgage correspondents related to the loan purchase agreement between the two parties. This settlement totaled $1.8 million pretax ($1.2 million after tax) and was recorded in the mortgage banking segment.

        During the third quarter of 2008, we recorded a noncash impairment charge of $2.8 million pretax ($1.8 million after tax) to the goodwill associated with the mortgage banking segment. No such impairments occurred during 2009.

        During the third quarter of 2008, we recognized an other-than-temporary impairment charge of $4.4 million pretax ($2.9 million after tax) on our investment in Fannie Mae perpetual preferred stock. This impairment charge was recorded in the commercial banking segment. We recorded no other-than-temporary impairments during 2009.

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

        Shareholders' equity at December 31, 2009 was $204.5 million, an increase of $46.5 million, compared to $158.0 million at December 31, 2008. The increase in shareholders' equity was primarily attributable to our completion of a common stock offering during May 2009, for which we added $31.6 million in capital. In addition, for 2009 we recorded net income of $10.3 million. Accumulated other comprehensive income increased $3.4 million for the year ended December 31, 2009. Total shareholders' equity to total assets at December 31, 2009 and 2008 was 10.4% and 9.1%, respectively. Book value per share at December 31, 2009 and 2008 was $7.12 and $6.58, respectively. Total risk-based capital to risk-weighted assets was 14.15% at December 31, 2009 compared to 12.72% at December 31, 2008. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2009.

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

        The following table shows the minimum capital requirement and our capital position at December 31, 2009, 2008, and 2007, for the Company and for the Bank.

Table 15.

Capital Components
At December 31, 2009, 2008 and 2007
(In thousands)

Cardinal Financial Corporation (Consolidated):

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2009
Total risk-based capital	$226,137	14.15%	$127,869	≥	8.00%	$159,837	≥	10.00%
Tier I risk-based capital	207,286	12.97	63,935	≥	4.00	95,902	≥	6.00
Leverage capital ratio	207,286	11.03	75,185	≥	4.00	93,981	≥	5.00
At December 31, 2008
Total risk-based capital	$178,420	12.72%	$112,207	≥	8.00%	$140,259	≥	10.00%
Tier I risk-based capital	163,716	11.67	56,104	≥	4.00	84,156	≥	6.00
Leverage capital ratio	163,716	9.90	66,168	≥	4.00	82,711	≥	5.00
At December 31, 2007
Total risk-based capital	$174,523	12.98%	$107,569	≥	8.00%	$134,461	≥	10.00%
Tier I risk-based capital	162,691	12.10	53,785	≥	4.00	80,677	≥	6.00
Leverage capital ratio	162,691	10.26	63,456	≥	4.00	79,320	≥	5.00

Cardinal Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2009
Total risk-based capital	$206,413	12.98%	$127,257	≥	8.00%	$159,071	≥	10.00%
Tier I risk-based capital	187,562	11.79	63,629	≥	4.00	95,443	≥	6.00
Leverage capital ratio	187,562	10.02	74,884	≥	4.00	93,605	≥	5.00
At December 31, 2008
Total risk-based capital	$168,513	12.04%	$111,957	≥	8.00%	$139,946	≥	10.00%
Tier I risk-based capital	153,810	10.99	55,978	≥	4.00	83,968	≥	6.00
Leverage capital ratio	153,810	9.32	66,018	≥	4.00	82,523	≥	5.00
At December 31, 2007
Total risk-based capital	$159,745	11.91%	$107,308	≥	8.00%	$134,135	≥	10.00%
Tier I risk-based capital	147,913	11.03	53,654	≥	4.00	80,481	≥	6.00
Leverage capital ratio	147,913	9.34	63,331	≥	4.00	79,163	≥	5.00

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

        Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $368.4 million at December 31, 2009, or 18.6% of total assets. We held investments that are classified as held-to-maturity in the amount of $35.2 million at December 31, 2009. To maintain ready access to the Bank's secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its residential real estate loan portfolio to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial real estate and commercial & industrial loan portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at December 31, 2009 was approximately $3 million. Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $333 million at December 31, 2009. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us. In addition, we have unsecured federal funds purchased lines of $315 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

        We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us. The required payments under such obligations excluding interest were as follows:

Table 16.

Contractual Obligations
At December 31, 2009
(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$559,841	$376,536	$86,658	$94,481	$2,166
Brokered certificates of deposit	87,656	85,294	2,362	—	—
Advances from the Federal Home Loan Bank of Atlanta	280,000	10,000	15,000	100,000	155,000
Trust preferred securities	20,619	—	—	—	20,619
Operating lease obligations	30,309	4,165	3,458	9,054	13,632

Total	$978,425	$475,995	$107,478	$203,535	$191,417

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

        We have counter-party risk which may arise from the possible inability of George Mason's third-party investors to meet the terms of their forward sales contracts. George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. We do not expect any third-party investor to fail to meet its obligations. In addition, we have derivative counterparty risk relating to three interest rate swaps we have with third parties. This risk may arise from the inability of the third party to meet the terms of the contract. We continuously monitor the financial condition of these third parties. We do not expect these third parties to fail to meet their obligations.

        George Mason estimates a reserve (early pay-off reserve) for mortgage loans sold that are repaid by the borrower within a certain number of days following the loan sale, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor pursuant to the loan sale agreement. The reserve as of December 31, 2009 and 2008 was $25,000 and $9,000, respectively.

        George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. During 2009 and 2008, George Mason either repurchased from or settled with investors on such loans for a total of $2.6 million and $3.8 million, respectively. At December 31, 2009 and 2008, the reserve for unresolved claims was $1.7 million and $1.6 million, respectively. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims. We have taken actions with respect to our investor arrangements in an attempt to limit the number of future claims.

        In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans originated by managed companies at the time of origination. These loans are then sold by George Mason to investors. George Mason has agreements with its managed companies requiring that the managed company fund the repurchase or settle the claim, for any loans that were originated by the managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. In the event that the managed company's financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors. In this instance, George Mason would establish an allowance on the receivable from the managed company. There is no such allowance recorded at December 31, 2009 or 2008 as management fully recovered all amounts owed by managed companies as of these same period end dates.

        During the second quarter of 2008, George Mason entered into an agreement with a mortgage correspondent related to the loan purchase agreement between the two parties. The agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $2.8 million payment to the correspondent. The terms of this agreement require that we may be obligated to make additional payments to the correspondent in future periods based on certain conditions. We believe the additional exposure under this agreement is not material over the course of the next two years. The amount of the exposure declines with the passage of time. In conjunction with this agreement, George Mason also entered into similar agreements with certain managed companies, from which George Mason purchased mortgage loans and subsequently sold to this mortgage correspondent. These settlement agreements provided for a total payment of $1.0 million to George Mason by those managed companies. The net amount of this settlement is reported in the non-interest expense section of the statement of operations.

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2009 and 2008, is as follows:

	2009	2008
	(In thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$409,341	$413,457
Standby letters of credit	13,877	10,811

        Commitments to extend credit of $71.0 million as of December 31, 2009 were related to George Mason's pipeline and were of a short-term nature.

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

Quarterly Data

        The following table provides quarterly data for the years ended December 31, 2009 and 2008. Quarterly per share results may not calculate to the year-end per share results due to rounding.

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

        During the third quarter of 2008, we recognized an other-than-temporary impairment charge of $4.4 million pretax ($2.9 million after tax) on our investment in Fannie Mae perpetual preferred stock. This impairment charge was recorded in the commercial banking segment.

Table 17.

Quarterly Data
Years ended December 31, 2009 and 2008
(In thousands, except per share data)

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$23,171	$21,923	$21,130	$20,518
Interest expense	8,303	8,831	9,167	9,899

Net interest income	14,868	13,092	11,963	10,619
Provision for loan losses	(2,000)	(2,050)	(1,484)	(1,216)

Net interest income after provision for loan losses	12,868	11,042	10,479	9,403
Non-interest income	5,637	5,704	6,251	5,756
Non-interest expense	13,707	12,978	13,705	12,037

Net income before income taxes	4,798	3,768	3,025	3,122
Provision for income taxes	1,388	1,164	883	953

Net income	$3,410	$2,604	$2,142	$2,169

Earnings per share—basic	$0.12	$0.09	$0.08	$0.09

Earnings per share—diluted	$0.12	$0.09	$0.08	$0.09

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$21,328	$21,951	$22,177	$23,155
Interest expense	11,015	10,671	11,132	12,820

Net interest income	10,313	11,280	11,045	10,335
Provision for loan losses	(2,764)	(1,645)	(769)	(320)

Net interest income after provision for loan losses	7,549	9,635	10,276	10,015
Non-interest income	4,431	4,395	4,375	4,611
Non-interest expense	11,195	19,256	13,639	11,823

Net income (loss) before income taxes	785	(5,226)	1,012	2,803
Provision expense (benefit) for income taxes	(995)	(816)	138	761

Net income (loss)	$1,780	$(4,410)	$874	$2,042

Earnings (loss) per share—basic	$0.07	$(0.18)	$0.04	$0.08

Earnings (loss) per share—diluted	$0.07	$(0.18)	$0.04	$0.08

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

        At December 31, 2009, we were asset sensitive for the entire two year simulation period. Asset sensitive means that yields on the Bank's interest-earnings assets will rise faster than interest-bearing liability costs in a rising rate environment. For a declining rate environment, asset yields will fall faster than interest-bearing liability costs. Being asset sensitive our net interest income should increase in a rising rate scenario. In the up 200 basis point scenario, our net interest income would improve by not more than 0.4% for the one year period and by not more than 2.2% over the two year time horizon. In the down 100 basis point scenario the interest rate risk model indicates that our net interest income will decrease by not more than 0.8% over the one year period and the and by not more than 2.6% two year time horizon.

        See also "Interest Rate Sensitivity" in Item 2 above for a discussion of our interest rate risk.

        We have counter-party risk which may arise from the possible inability of George Mason's third-party investors to meet the terms of their forward sales contracts. George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. We do not expect any third-party investor to fail to meet its obligation. In addition, we have derivative counterparty risk relating to certain interest rate swaps we have with third parties. This risk may arise from the inability of the third party to meet the terms of the contract. We monitor the financial condition of these third parties on an annual basis. We do not expect these third parties to fail to meet their obligations.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cardinal Financial Corporation:

        We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                      (signed) KPMG LLP

McLean, Virginia
March 15, 2010

PART II

Item 8.    Financial Statements and Supplementary Data.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2009 and 2008
(In thousands, except share data)

	2009	2008
Assets
Cash and due from banks	$19,804	$14,919
Federal funds sold	5,037	31,009

Total cash and cash equivalents	24,841	45,928
Investment securities available-for-sale	343,569	265,356
Investment securities held-to-maturity (market value of $31,436 and $45,759 at December 31, 2009 and December 31, 2008, respectively)	35,184	50,183

Total investment securities	378,753	315,539
Investment securities-trading	3,724	—
Other investments	16,467	16,370
Loans held for sale	179,469	157,009
Loans receivable, net of deferred fees and costs	1,293,432	1,139,348
Allowance for loan losses	(18,636)	(14,518)

Loans receivable, net	1,274,796	1,124,830
Premises and equipment, net	15,743	16,463
Deferred tax asset, net	7,691	8,799
Goodwill and intangibles, net	13,935	14,173
Bank-owned life insurance	33,712	33,176
Prepaid FDIC insurance premiums	6,683	—
Other real estate owned	4,991	121
Accrued interest receivable and other assets	15,380	11,349

Total assets	$1,976,185	$1,743,757

Liabilities and Shareholders' Equity
Non-interest bearing deposits	$166,019	$147,529
Interest bearing deposits	1,130,986	1,032,315

Total deposits	1,297,005	1,179,844
Other borrowed funds	427,579	367,198
Mortgage funding checks	13,918	19,178
Escrow liabilities	2,079	1,832
Accrued interest payable and other liabilities	31,097	17,699

Total liabilities	1,771,678	1,585,751

	2009	2008
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	28,717,839	24,013,663	28,718	24,014
Additional paid-in capital			159,798	130,709
Retained earnings			12,705	3,437
Accumulated other comprehensive income (loss), net			3,286	(154)

	Total shareholders' equity		204,507	158,006

	Total liabilities and shareholders' equity		$1,976,185	$1,743,757

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except per share data)

	2009	2008	2007
Interest income:
Loans receivable	$65,526	$64,619	$63,392
Loans held for sale	7,358	7,140	16,686
Federal funds sold	118	569	1,303
Investment securities available-for-sale	12,123	13,195	12,905
Investment securities held-to-maturity	1,587	2,521	3,722
Other investments	30	567	635

Total interest income	86,742	88,611	98,643
Interest expense:
Deposits	23,698	32,091	45,697
Other borrowed funds	12,502	13,547	12,627

Total interest expense	36,200	45,638	58,324

Net interest income	50,542	42,973	40,319
Provision for loan losses	6,750	5,498	2,548

Net interest income after provision for loan losses	43,792	37,475	37,771
Non-interest income:
Service charges on deposit accounts	2,011	2,132	1,988
Loan service charges	2,649	1,643	1,502
Investment fee income	3,614	3,477	4,287
Realized and unrealized gains on mortgage banking activities	12,452	7,752	8,779
Net realized gains on investment securities available-for-sale	760	913	—
Net realized and unrealized loss on investment securities—trading	(425)	(9)	—
Management fee income	1,833	765	1,072
Increase in cash surrender value of bank-owned life insurance	536	860	1,670
Litigation recovery on previously impaired investment	—	190	83
Other income (loss)	(82)	89	99

Total non-interest income	23,348	17,812	19,480
Non-interest expense:
Salary and benefits	23,571	21,939	23,815
Occupancy	5,442	5,547	5,348
Professional fees	2,142	2,225	2,095
Depreciation	1,948	2,390	3,035
Data communications	3,352	2,685	2,632
FDIC insurance premiums	2,692	721	768
Mortgage loan repurchases and settlements	2,569	3,835	348
Bank franchise taxes	1,525	1,482	1,369
Amortization of intangibles	238	245	254
Impairment of Fannie Mae perpetual preferred stock	—	4,408	—
Impairment of goodwill and intangible assets	—	2,821	—
Loss related to escrow arrangement	—	—	3,500
Other operating expenses	8,948	7,615	8,720

Total non-interest expense	52,427	55,913	51,884

Net income (loss) before income taxes	14,713	(626)	5,367
Provision (benefit) for income taxes	4,388	(912)	885

Net income	$10,325	$286	$4,482

Earnings per common share—basic	$0.38	$0.01	$0.18

Earnings per common share—diluted	$0.37	$0.01	$0.18

Weighted-average common shares outstanding—basic	27,186	24,370	24,606

Weighted-average common shares outstanding—diluted	27,674	24,837	25,012

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Net income	$10,325	$286	$4,482
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the year, net of tax expense of $1.8 million in 2009, $289 thousand in 2008 and $1.1 million in 2007	3,618	1,180	2,084
Less: reclassification adjustment for gains included in net income net of tax expense of $262 thousand in 2009 and $310 thousand in 2008	(498)	(602)	—

	3,120	578	2,084

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax expense of $169 thousand in 2009, net of tax benefit of $43 thousand in 2008, net of tax benefit of $123 thousand in 2007	320	(264)	(276)

Comprehensive income	$13,765	$600	$6,290

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006	24,459	$24,459	$132,985	$705	$(2,276)	$155,873
Stock options exercised	21	21	91	—	—	112
Stock compensation expense, net of tax benefit	—	—	882	—	—	882
Payment of deferred compensation shares	—	—	4	—	—	4
Purchase and retirement of common stock	(278)	(278)	(2,446)	—	—	(2,724)
Dividends on common stock of $0.04 per share	—	—	—	(974)	—	(974)
Change in accumulated other comprehensive loss	—	—	—	—	1,808	1,808
Net income	—	—	—	4,482	—	4,482

Balance, December 31, 2007	24,202	$24,202	$131,516	$4,213	$(468)	$159,463
Cumulative effect adjustment at January 1, 2008 for the adoption of ASC 820.10	—	—	—	(96)	—	(96)
Stock options exercised	11	11	47	—	—	58
Stock compensation expense, net of tax benefit	—	—	343	—	—	343
Purchase and retirement of common stock	(199)	(199)	(1,197)	—	—	(1,396)
Dividends on common stock of $0.04 per share	—	—	—	(966)	—	(966)
Change in accumulated other comprehensive loss	—	—	—	—	314	314
Net income	—	—	—	286	—	286

Balance, December 31, 2008	24,014	$24,014	$130,709	$3,437	$(154)	$158,006
Public offering shares issued	4,378	4,378	27,233	—	—	31,611
Stock options exercised	39	39	139	—	—	178
Stock compensation expense, net of tax benefit	—	—	439	—	—	439
Shares issued for deferred compensation plan	287	287	1,278	—	—	1,565
Dividends on common stock of $0.04 per share	—	—	—	(1,057)	—	(1,057)
Change in accumulated other comprehensive (loss) income	—	—	—	—	3,440	3,440
Net income	—	—	—	10,325	—	10,325

Balance, December 31, 2009	28,718	$28,718	$159,798	$12,705	$3,286	$204,507

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$10,325	$286	$4,482
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,948	2,390	3,035
Amortization of premiums, discounts and intangibles	433	330	533
Impairment of goodwill and intangible assets	—	2,821	—
Provision for loan losses	6,750	5,498	2,548
Loans held for sale originated	(2,647,108)	(1,354,047)	(2,180,476)
Proceeds from the sale of loans held for sale	2,637,100	1,375,277	2,357,499
Realized and unrealized gains on mortgage banking activities	(12,452)	(7,752)	(8,779)
Proceeds from sale of investment securities-trading	2,631	7,847	10,099
Purchase of investment securities-trading	(6,780)	(7,856)	(10,109)
Realized loss on sale of investments securities-trading	619	9	10
Unrealized gain on investment securities-trading	(194)	—	—
Gain on sale of investment securities available-for-sale	(977)	(913)	—
Loss on sale of investment securities available-for-sale	217	—	—
(Gain) loss on sale of other assets	(6)	10	2
Gain from early extinguishment of long-term FHLB advances	—	(275)	—
Loss on sales of other real estate owned	15	—	—
Stock compensation expense, net of tax benefits	439	343	338
Provision for deferred income taxes	(635)	(2,493)	223
Impairment of Fannie Mae perpetual preferred stock	—	4,408	—
Increase in cash surrender value of bank-owned life insurance	(536)	(860)	(1,670)
(Increase) decrease in accrued interest receivable, other assets and deferred tax asset	(15,282)	3,535	(2,286)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	3,646	1,534	(3,903)

Net cash provided by (used in) operating activities	(19,847)	30,092	171,546

Cash flows from investing activities:
Net purchases of premises and equipment	(1,222)	(400)	(1,461)
Proceeds from maturity and call of investment securities available-for-sale	35,963	150,165	146,147
Proceeds from sales of investment securities available-for-sale	15,988	15,000	—
Proceeds from sale, of mortgage-backed securities available-for-sale	43,589	22,610	—
Proceeds from maturity and call of investment securities held-to-maturity	2,000	17,492	4,467
Proceeds from sale of other investments	—	1,365	3,666
Purchase of investment securities available-for-sale	(103,469)	(110,813)	(164,880)
Purchase of mortgage-backed securities available-for-sale	(100,040)	(92,969)	(50,286)
Purchase of other investments	(97)	(3,547)	(8,696)
Redemptions of investment securities available-for-sale	45,230	27,867	23,450
Redemptions of investment securities held-to-maturity	12,890	11,127	14,018
Net increase in loans receivable, net of deferred fees and costs	(156,716)	(102,285)	(194,780)

Net cash used in investing activities	(205,884)	(64,388)	(228,355)

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	117,161	82,919	(121,957)
Net increase (decrease) in other borrowed funds	60,381	(81,129)	85,679
Net increase (decrease) in mortgage funding checks	(5,260)	9,775	(36,756)
Proceeds from FHLB advances—long term	—	90,000	155,000
Repayments of FHLB advances—long term	—	(41,458)	(35,250)
Proceeds from issuance of stock	31,611	—	—
Stock options exercised	178	58	112
Purchase and retirement of common stock	—	(1,396)	(2,724)
Deferred compensation payments	—	—	4
Shares issued for deferred compensation plan	1,565	—	—
Excess tax benefit from stock option exercises	65	—	20
Dividends on common stock	(1,057)	(966)	(974)

Net cash provided by financing activities	204,644	57,803	43,154

Net (decrease) increase in cash and cash equivalents	(21,087)	23,507	(13,655)
Cash and cash equivalents at beginning of year	45,928	22,421	36,076

Cash and cash equivalents at end of year	$24,841	$45,928	$22,421

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$36,493	$45,437	$57,743
Cash paid for income taxes	4,599	3,039	3,925
Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$9,999	$—	$6,183
Transfer of loans to other real estate owned	4,991	121	—

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

        Cardinal Financial Corporation (the "Company") is incorporated under the laws of the Commonwealth of Virginia as a financial holding Company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the "Bank"), a state-chartered institution and its subsidiary, George Mason Mortgage, LLC ("George Mason"), a mortgage banking company based in Fairfax, Virginia. In January 2009, the Bank organized a second mortgage banking company, Cardinal First Mortgage, LLC ("Cardinal First"), also based in Fairfax, Virginia. The Bank has a Trust division, Cardinal Trust and Investment Services. In addition to the Bank, the Company has two nonbank subsidiaries; Wilson/Bennett Capital Management, Inc. ("Wilson/Bennett"), an asset management firm, and Cardinal Wealth Services, Inc. ("CWS"), an investment services subsidiary.

(2) Summary of Significant Accounting Policies

  (a)    Use of Estimates

        U.S. generally accepted accounting principles are complex and require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the Company's financial statements relate to accounting for business combinations and impairment testing of goodwill, the allowance for loan losses, accounting for impairment of identifiable intangible assets, the valuation of deferred tax assets, fair value measurements of certain assets and liabilities, fair values of derivatives and investment securities and reserves for repurchase of mortgage loans previously sold to investors. Actual results could differ from these estimates.

  (b)    Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  (c)    Accounting for Business Combinations

        Business combinations are accounted for under the purchase method. The purchase method requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recorded as goodwill.

  (d)    Cash and Cash Equivalents

        For the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks and federal funds sold.

  (e)    Investment Securities

        The Company classifies its investment securities in one of three categories: available-for-sale, held-to-maturity or trading. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. Trading securities are those securities for which the

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Company has purchased and holds for the purpose of selling in the near future. All other securities are classified as available-for-sale.

        Held-to-maturity securities are carried at amortized cost. Available-for-sale and trading securities are carried at estimated fair value. Unrealized gains and losses, net of applicable tax, on available-for-sale securities are reported in other comprehensive income (loss). Unrealized market value adjustments, fees and realized gains and losses, on trading securities are reported in non-interest income.

        At December 31, 2009, the Company had investment securities classified as trading. These investments were purchased to economically hedge against fair value changes of the Company's nonqualified deferred compensation plan liability. Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings. At December 31, 2008, the Company did not have any investment securities classified as trading.

        Gains and losses on the sale of securities are determined using the specific identification method.

        The Company regularly evaluates its securities whose value have declined below their amortized cost to assess whether the decline in fair value is other-than-temporary. The Company considers various factors in determining whether a decline in fair value is other-than-temporary including the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads, the expected recovery period and other quantitative and qualitative information. The valuation of securities for impairments process is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions and future changes in assessments of the aforementioned factors. It is at least reasonably probable that such factors will change in the future, which may result in other-than-temporary impairments. Beginning in 2009, under new accounting guidance for impairments of debt securities that are deemed to be other-than-temporary, the credit portion of an other-than-temporary impairment loss is recognized in earnings and the non-credit portion is recognized in accumulated other comprehensive income in those situations where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. Prior to January 1, 2009, any other-than-temporary impairment recognized was deemed to be credit related and reported in earnings.

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

  (f)    Loans Held for Sale

        Mortgage loans originated and intended for sale into the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate loan basis. The Company sells its mortgage loans forward to investors and the estimated fair value is largely dependent upon the terms of these outstanding loan purchase commitments as well as movement in market interest rates. Net unrealized losses, if any, are recognized through a valuation allowance by charges to operations. The carrying amount of loans held for sale includes principal balances, valuation allowances, origination premiums or discounts and fees and direct costs that are deferred at the time of origination.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The Company sells its originated mortgage loans to third party investors servicing released. Upon sale and delivery, the loans are legally isolated from the Company and the Company has no ability to restrict or constrain the ability of third-party investors to pledge or exchange the mortgage loans. The Company does not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause third-party investors to put the mortgage loans back to the Company.

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

        The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. An impaired loan is measured at the present value of its expected future cash flows discounted at the loan's coupon rate, or at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. The Company measures the collateral value on impaired loans by obtaining an updated appraisal of the underlying collateral and may discount further the appraised value, if necessary, to an amount equal to the expected cash proceeds in the event the loan is foreclosed upon and the collateral is sold. In addition, an estimate of costs to sell the collateral is assumed.

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

        In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2009 and 2008 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

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

        The Company performs annual impairment evaluations for its reporting units in the calendar quarter as follows: George Mason (3rd quarter), Wilson/Bennett (2nd quarter), and Trust Services (1st quarter) or more frequently as circumstances warrant. Note 8 discusses the impairment charges recorded during the year ended December 31, 2008. No impairment was indicated for 2009 or 2007. The Company also has amortizable intangible assets. These intangible assets are being amortized on a straight-line basis over their estimated useful lives from nine to ten years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

recoverable. There was no indication that the carrying amounts of the Company's amortizable intangible assets were not recoverable during 2009.

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

  (k)    Realized and Unrealized Gains on Mortgage Banking Activities

        Realized and unrealized gains on mortgage banking activities include income earned by George Mason and Cardinal First for originating loans, the sale of these loans, and other activities incidental to mortgage banking activities.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        As of December 31, 2009 and 2008, the Company had no unrecognized tax benefits. The Company had no interest expense or tax penalties related to uncertain tax positions during the years ended December 31, 2009 and 2008. If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

  (o)    Earnings Per Common Share

        Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the periods, including shares which will be issued to settle liabilities of the deferred compensation plans. Diluted earnings per share reflects the impact of dilutive potential common shares that would have been outstanding if common stock equivalents had been issued, as well as any adjustment to income that would result from the assumed issuance. Common stock equivalents that may be issued by the Company relate primarily to outstanding stock options, and the dilutive potential common shares resulting from outstanding stock options are determined using the treasury stock method. Common stock equivalents for diluted earnings per share purposes also includes common shares which may be issued, but are not required to be issued, to settle the Company's obligations under its deferred compensation plans. The effects of anti-dilutive common stock equivalents are excluded from the calculation of diluted earnings per share.

  (p)    Derivative Instruments and Hedging Activities

        The Company records its derivatives at their fair values in other assets and other liabilities on the statement of condition. The Company does not enter into derivative transactions for speculative purposes. For derivatives designated as hedges, the Company contemporaneously documents the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness. The Company evaluates the effectiveness of these transactions at inception and on an ongoing basis. Ineffectiveness is recorded through earnings. For derivatives designated as cash flow hedges, the fair value adjustment is recorded as a component of other comprehensive income, net of tax, except for the ineffective portion. For derivatives designated as fair value hedges, the fair value adjustments for both the hedged item and the hedging instrument are recorded through the income statement with any difference considered the ineffective portion of the hedge. The Company discontinues hedge accounting when i) the hedge is no longer considered highly effective or ii) the derivative matures or is sold or terminates.

        In the normal course of business, the Company enters into rate lock commitments to finance residential mortgage loans. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to residential mortgage loans intended to be sold are considered derivatives and are marked to market through earnings. These rate lock commitments are considered derivatives and marked to fair value through earnings.

        To mitigate the effect of interest rate risk inherent in providing rate lock commitments, the Company economically hedges its commitments by entering into best efforts forward delivery loan sales contracts. During the rate lock commitment period, these forward loan sales contract derivatives are

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

marked to fair value. The fair values of loan commitments and the fair value of forward sales contracts generally move in opposite directions, and the net impact of the changes in these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the rate lock commitment derivative matures and the Company records a loan held for sale and continues to be obligated under the same forward loan sales contract. The loans held for sale are then designated as the hedged item in a cash flow hedge. The derivative in this relationship is the forward loan sale commitment.

        When hedge accounting is discontinued because it is probable an anticipated loan sale will not occur, the Company recognizes immediately in earnings any gains and losses that were accumulated in other comprehensive income.

  (q)    Stock-Based Compensation

        The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company classifies stock awards as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. All of the Company's stock options are classified as equity awards.

        The Company awards stock options with a graded-vesting period and as such has elected to recognize compensation costs over the requisite service period for the entire award. Total compensation cost charged against income for the years ended December 31, 2009, 2008, and 2007 was $374,000, $343,000, and $338,000, respectively. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $65,000, $0 and $20,000 for the years ended December 31, 2009, 2008, and 2007.

        At December 31, 2009, the Company had two stock-based employee compensation plans, which are described more fully in Note 18.

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

        The weighted average per share fair values of stock option grants made in 2009, 2008, and 2007 were $2.92, $3.10, and $4.68, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2009	2008	2007
Estimated option life	6.5 years	6.5 years	6.5 years
Risk free interest rate	2.10–3.09%	3.77–3.44%	4.81–4.14%
Expected volatility	44.60%	40.50%	42.10%
Expected dividend yield	0.67%	0.56%	0.40%

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

  (r)    Reclassifications

        Certain amounts in the 2008 and 2007 consolidated financial statements and notes thereto have been reclassified to conform to the 2009 presentation.

(3) Investment Securities and Other Investments

        The fair value and amortized cost of investment securities at December 31, 2009 and 2008 are shown below.

	2009
(In thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$56,048	$178	$(567)	$55,659
Mortgage-backed securities	217,723	6,451	(769)	223,405
Municipal securities	59,691	486	(569)	59,608
U.S. treasury securities	4,901	—	(4)	4,897

Total	$338,363	$7,115	$(1,909)	$343,569

Investment Securities Held-to-Maturity
Mortgage-backed securities	27,180	917	(4)	28,093
Corporate bonds	8,004	—	(4,661)	3,343

Total	$35,184	$917	$(4,665)	$31,436

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

The fair value and amortized cost of investment securities by contractual maturity at December 31, 2009 are shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After 1 year but within 5 years	$4,901	$4,897	$—	$—
After 5 years but within 10 years	32,164	32,186	—	—
After 10 years	83,575	83,081	8,004	3,343
Mortgage-backed securities	217,723	223,405	27,180	28,093

Total	$338,363	$343,569	$35,184	$31,436

        For the years ended December 31, 2009, 2008, and 2007, proceeds from sales of investment securities available-for-sale amounted to $59.6 million, $37.5 million, and $0 million, respectively. Gross realized gains in 2009, 2008, and 2007, amounted to $977,000, $913,000, and $0, respectively. Gross realized losses for the year ended December 31, 2009 were $217,000 from the sale of Fannie Mae perpetual preferred stock. The Company elected to sell these shares as they were continuing to trade well below par value following the placement of Fannie Mae into conservatorship by federal regulators during 2008. The Company recognized an other-than-temporary impairment of $4.4 million on this investment as of December 31, 2008. The full amount of this impairment was deemed to be related to credit deterioration of the issuer, and not related to equity market conditions. Because of the minimal likelihood that these shares would recover, the Company made the decision to exit this type of investment security and no longer owns any similar equity investment in its investment securities portfolio. There were no realized losses in 2008 and 2007.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Investment Securities and Other Investments (Continued)

        The tables below show the Company's investment securities' gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008.

Temporarily Impaired Securities
At December 31, 2009

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Investment Securities Available-for-Sale
U.S treasury securities	$4,897	$(4)	$—	$—	$4,897	$(4)
U.S. government-sponsored agencies	34,816	(567)	—	—	34,816	(567)
Mortgage-backed securities	28,665	(372)	8,258	(397)	36,923	(769)
Municipal securities	22,504	(317)	8,147	(252)	30,651	(569)

Total temporarily impaired securities	$90,882	$(1,260)	$16,405	$(649)	$107,287	$(1,909)

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Investment Securities Held-to-Maturity
Mortgage-backed securities	$56	$—	$39	$(4)	$95	$(4)
Corporate bonds	—	—	3,343	(4,661)	3,343	(4,661)

Total temporarily impaired securities	$56	$—	$3,382	$(4,665)	$3,438	$(4,665)

Temporarily Impaired Investment Securities
At December 31, 2008

Investment Securities Available-for-Sale

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government—sponsored agencies	$166	$(270)	$—	$—	$166	$(270)
Mortgage-backed securities	24,107	(1,416)	4,399	(579)	28,506	(1,995)
Municipal securities	26,357	(1,362)	5,067	(479)	31,424	(1,841)

Total temporarily impaired securities	$50,630	$(3,048)	$9,466	$(1,058)	$60,096	$(4,106)

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

        The Company completes reviews for other-than-temporary impairment at least quarterly. As of December 31, 2009, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2009, 96% of the Company's mortgage-backed securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

        The Company has $9.9 million in non-government non-agency mortgage-backed securities. These securities are rated from AAA to AA. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2009, certain of the Company's investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of amortized cost.

        The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at December 31, 2009 (each security has a par value of $2.0 million). These securities are presented as corporate bonds in the above table. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. The Company owns the A-3 tranches in each issuance. Each of the bonds are rated by more than one rating agency. Two of the securities have a composite rating of AA and two of the securities have a composite rating of BBB. These ratings are consistent with the grades from the other rating agencies. There is minimal observable trading activity for these types of securities. The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.

        In one of the pooled trust preferred securities issues, 40% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if 47% of the performing collateral defaulted or deferred payment. In another of the pooled trust preferred

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Investment Securities and Other Investments (Continued)

securities issues, 38% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if 36% of the performing collateral defaulted or deferred payment. In the third of the pooled trust preferred securities issues, 66% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if 83% of the performing collateral defaulted or deferred payment. In the fourth of the pooled trust preferred securities issues, 50% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if 73% of the performing collateral defaulted or deferred payment.

        During 2009, no other-than-temporary impairment has been recognized on the securities in the Company's investment portfolio. During 2008, the Company recognized an other-than-temporary impairment of $4.4 million related to an investment in Fannie Mae perpetual preferred stock as discussed above.

        Investment securities that were pledged to secure borrowed funds and other balances as required at December 31, 2009 and 2008 had carrying values of $235.5 million and $222.9 million, respectively.

(In thousands)	2009	2008
FHLB advances	$106,973	$143,803
Repurchase agreements	108,976	67,512
Debtor in possession, public deposits, trust services division deposits and interest rate swap	14,730	7,196
FRB discount window and TT&L note option	4,809	4,342

	$235,488	$222,853

        Other investments at December 31, 2009 include $15.7 million of Federal Home Loan Bank stock and $63,000 of Community Bankers' Bank stock. At December 31, 2008, other investments included $15.6 million of Federal Home Loan Bank stock and $63,000 of Community Bankers' Bank stock. As a member of the Federal Home Loan Bank of Atlanta ("FHLB"), the Company's banking subsidiary is required to hold stock in this entity. Stock membership in Community Bankers' Bank allows the Company to participate in loan purchases and sales. In addition, included in other investments at December 31, 2009 and 2008 is the Company's $619,000 investment in Cardinal Statutory Trust I. At December 31, 2009 the Company had an equity investment in a local bank holding Company of $50,000. These investments are carried at cost since no active trading markets exist.

        In February 2009, the FHLB announced changes to its capital stock requirements. Specifically, the FHLB Board of Directors increased the dollar cap on its stock purchases from $25 million to $26 million and repurchases of member excess stock will be evaluated on a quarterly basis instead of a daily basis.

        The Company's policy is to review for impairment of FHLB stock at each reporting period. At December 31, 2009, FHLB was in compliance with all of its regulatory capital requirements. The Company believes its holdings in the stock are ultimately recoverable at par value as of December 31, 2009. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future. Based on the Company's analysis of positive and negative factors, it believes that as of December 31, 2009 and 2008, its FHLB stock was not impaired.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Investment Securities-Trading

        During 2009, we acquired investment assets and designated them as trading to economically hedge against fair value changes of the Company's nonqualified deferred compensation plan liability. Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings.

(in thousands)	2009
Cash equivalents	$772
Equities	2,045
Mutual funds	907

Total	$3,724

        The net unrealized gain on trading securities for the year ended December 31, 2009 was $194,000.

        There were no trading securities at December 31, 2008. The net realized loss on trading securities for the years ended December 31, 2009 and 2008 was $619,000 and $9,000, respectively.

(5) Loans Receivable

        The loan portfolio at December 31, 2009 and 2008 consists of the following:

(In thousands)	2009	2008
Commercial and industrial	$161,156	$160,989
Real estate—commercial	592,780	472,131
Real estate—construction	191,523	188,484
Real estate—residential	228,693	211,651
Home equity lines	117,392	104,370
Consumer	2,859	2,393

	1,294,403	1,140,018
Net deferred fees	(971)	(670)

Loans receivable, net of fees	1,293,432	1,139,348
Allowance for loan losses	(18,636)	(14,518)

Loans receivable, net	$1,274,796	$1,124,830

        Substantially all of the Company's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. As a matter of regulatory restriction, the Company's banking subsidiary limits the amount of credit extended to any single borrower or group of related borrowers. At December 31, 2009, the amount of credit extended to any single borrower or group of related borrowers was limited to $30.2 million. Loans in process at December 31, 2009 and 2008 were $103,000 and $1,000, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Loans Receivable (Continued)

        An analysis of the change in the allowance for loan losses follows:

(In thousands)	2009	2008	2007
Balance, beginning of year	$14,518	$11,641	$9,638
Provision for loan losses	6,750	5,498	2,548
Loans charged-off	(2,638)	(2,656)	(552)
Recoveries	6	35	7

Balance, end of year	$18,636	$14,518	$11,641

        At December 31, 2009, 2008, and 2007, the Company had impaired loans on non-accrual status of $696,000, $4.7 million, and $0, respectively. At December 31, 2009, the impaired loans did not have a valuation allowance as the Company charged-off $411,000, which represented the portion of the outstanding principal balance that was in excess of the estimated values of the underlying collateral.

        The average balance of impaired loans was $6.6 million, $13,000, and $132,000 for 2009, 2008, and 2007, respectively. For the year ended December 31, 2009, the Company had a loan on nonaccrual of $4.7 million which was foreclosed upon during December 2009, which contributed to the impaired loan average balance for all of 2009. Similarly, this same loan was placed on nonaccrual in December 2008, which is why the average balance for impaired loans was low for the year ended December 31, 2008. Interest income that would have been recorded had these loans been performing for the years ended December 31, 2009, 2008, and 2007 would have been $414,000, $59,000, and $5,000, respectively. The interest income realized prior to these loans being placed on non-accrual status for December 31, 2009, 2008, and 2007 was $120,000, $348,000, and $38,000, respectively. At December 31, 2009 and 2008, the Company had accruing loans past due 90 days or more as to principal or interest payments of $151,000 and $379,000, respectively, all of which were determined to be well-secured and in the process of collection.

        Loans totaling $334.7 million serve as collateral for Federal Home Loan Bank advances at December 31, 2009.

(6) Other Real Estate Owned

        At December 31, 2009 and 2008, the Company had other real estate owned of $5.0 million and $121,000, respectively. The balances in other real estate owned are recorded at fair value on the statement of condition. The fair value is determined by obtaining an updated appraisal of the foreclosed property which is then discounted for estimated selling costs.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Loans Held for Sale

        The loans held for sale portfolio at December 31, 2009 and 2008, consisted of the following:

(In thousands)	2009	2008
Residential	$160,722	$114,095
Construction-to-permanent	17,530	42,162

	178,252	156,257
Net deferred costs	1,217	752

Loans held for sale, net	$179,469	$157,009

        Loans that are classified as construction-to-permanent are those loans that provide variable rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market.

(8) Goodwill and Other Intangible Assets

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

        Goodwill is reported in two of the Company's reporting units: George Mason (mortgage banking segment) and Wilson/Bennett (wealth management and trust services segment). For the year ended December 31, 2009, no impairment was indicated in either reporting unit. For the year ended December 31, 2008, the Company recorded an impairment of the goodwill associated with George Mason. The Company employed the services of a valuation consultant to assist with the goodwill evaluation for George Mason in both 2009 and 2008. During 2008, ongoing challenges in the regional residential real estate market negatively impacted the forecasted cash flows expected to be generated by George Mason over the near term and the valuation analysis indicated that goodwill was impaired and a non-cash impairment charge of $2.8 million was recognized.

        During 2008, the Company evaluated the customer relationship intangibles related to George Mason. These intangible assets are related to the relationships that George Mason has with other

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Goodwill and Other Intangible Assets (Continued)

mortgage lenders and its managed companies. George Mason provides services to these managed companies and earns management fee income, which generally fluctuates based on the volume of loan sales. As a result of the downturn in the regional housing market, fee income from managed companies was adversely impacted. This continued adverse change in the business climate caused the Company to evaluate the intangibles assets related to these managed companies for impairment in both 2008 and 2007. These evaluations did not result in an impairment loss for these intangible assets in either year. No triggering events were indicated during 2009 which would have required an assessment of the recoverability of these and other identified intangibles.

        Information concerning amortizable intangibles follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2007	$1,781	$643	$795	$489	$2,576	$1,132
2008 activity:
Customer relationship intangibles	—	198	—	29	—	227
Trade name	—	—	—	18	—	18

Balance at December 31, 2008	$1,781	$841	$795	$536	$2,576	$1,377

2009 activity:
Customer relationship intangibles	—	198	—	22	—	220
Trade name	—	—	—	18	—	18

Balance at December 31, 2009	$1,781	$1,039	$795	$576	$2,576	$1,615

        The aggregate amortization expense for 2009, 2008, and 2007 was $238,000, $245,000, and $254,000, respectively. The estimated amortization expense for the next five years is as follows:

(In thousands)
2010	$238
2011	238
2012	238
2013	189
2014	58

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Goodwill and Other Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 were as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2007	$22	$12,941	$2,832	$15,795
2008 activity:
Goodwill impairment charge	—	(2,821)	—	(2,821)

Balance at December 31, 2008	22	10,120	2,832	12,974

2009 activity:
None	—	—	—	—

Balance at December 31, 2009	$22	$10,120	$2,832	$12,974

(9) Premises and Equipment

        Components of premises and equipment at December 31, 2009 and 2008 were as follows:

(in thousands)	2009	2008
Land	$4,350	$4,350
Buildings	6,667	6,667
Furniture and equipment	16,140	15,109
Leasehold improvements	6,613	6,556

Total cost	33,770	32,682
Less accumulated depreciation and amortization	(18,027)	(16,219)

Premises and equipment, net	$15,743	$16,463

        Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $1.9 million, $2.4 million, and $3.0 million, respectively.

        The Company has entered into operating leases for office space over various terms. The leases generally have options to renew and are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Premises and Equipment (Continued)

        Minimum future rental payments under the noncancelable operating leases, as of December 31, 2009 were as follows:

(In thousands)	Amount
Year ending December 31,
2010	$4,165
2011	3,458
2012	3,265
2013	3,130
2014	2,659
Thereafter	13,632

$30,309

        The total rent expense was $5.5 million, $5.6 million, and $5.3 million in 2009, 2008, and 2007, respectively and is recorded in occupancy expense in the consolidated statements of income.

        The Company subleased excess office space to third parties. Future minimum lease payments under noncancelable subleasing arrangements as of December 31, 2009 were as follows:

(In thousands)	Amount
Year ending December 31,
2010	$409
2011	187
2012	110
2013	105
2014	63

$874

        The total rent income was $482,000, $434,000, and $409,000 in 2009, 2008, and 2007, respectively, and is recorded as a reduction of occupancy expense in the consolidated statements of income.

(10) Deposits

        Deposits consist of the following at December 31, 2009 and 2008:

(In thousands)	2009	2008
Non-interest-bearing demand deposits	$166,019	$147,529
Interest-bearing deposits:
Interest checking	129,795	118,868
Money market and statement savings	353,694	306,892
Certificates of deposit	647,497	606,555

Total interest-bearing deposits	1,130,986	1,032,315

Total deposits	$1,297,005	$1,179,844

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Deposits (Continued)

        Interest expense by deposit categories is as follows:

(In thousands)	2009	2008	2007
Interest checking	$1,207	$2,732	$3,691
Money market and statement savings	4,544	10,969	17,791
Certificates of deposit	17,947	18,390	24,215

Total interest expense	$23,698	$32,091	$45,697

        The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000 was $388.0 million and $241.3 million at December 31, 2009 and 2008, respectively.

        At December 31, 2009, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows:

Maturities:

(In thousands)	Fixed Term	No-Penalty	Total
Three months or less	$116,527	$31,183	$147,710
Over three months through six months	44,528	10,394	54,922
Over six months through twelve months	66,064	3,190	69,254
Over twelve months	95,185	20,917	116,102

	$322,304	$65,684	$387,988

        No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

        Brokered certificates of deposits at December 31, 2009 and 2008 were $87.7 million and $89.2 million, respectively.

        At December 31, 2009, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
2010	$461,830
2011	89,020
2012	46,458
2013	13,344
2014	34,679
2015	2,166

$647,497

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Other Borrowed Funds

        At December 31, 2009 and 2008, other borrowed funds consisted of the following:

(In thousands)	2009	2008
Fixed rate FHLB advances	$280,000	$280,000
Federal Funds purchased	45,000	—
Repurchase agreements	79,974	65,887
Payable to Statutory Trust I	20,619	20,619
Treasury, tax & loan note option	1,986	692

	$427,579	$367,198

        The Company had fixed rate advances from the FHLB totaling $280.0 million at December 31, 2009. These advances mature through 2018 and have interest rates ranging from 2.57% to 5.00%. Certain fixed rate FHLB advances have call options through 2013.

        The contractual maturities of the fixed rate FHLB advances for each of December 31, 2009 and 2008 were as follows:

(In thousands)
At December 31, 2009 and 2008
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
ARC Fixed Rate Hybrid	3.30%	24 months	2010	$10,000
ARC Fixed Rate Hybrid	3.52%	48 months	2012	5,000
Convertible	4.24–4.52%	60 months	2011	15,000
Convertible	3.64–5.00%	60 months	2012	75,000
Convertible	2.57–3.19%	60 months	2013	20,000
Convertible	3.93–4.55%	120 months	2016	50,000
Convertible	3.10–4.85%	120 months	2017	80,000
Convertible	2.81%–4.00%	120 months	2018	25,000

Total FHLB Advances	3.98%			$280,000

        The average balances of FHLB advances for the years ended December 31, 2009 and 2008 were $280.0 million and $273.2 million, respectively. The maximum amount outstanding at any month-end during the years ended December 31, 2009 and 2008 was $280.0 million and $290.0 million, respectively. Total interest expense on FHLB advances for the years ended December 31, 2009, 2008, and 2007 was $11.3 million, $11.0 million, and $7.2 million, respectively.

        For the year ended December 31, 2009 there were no extinguishments of FHLB advances. For the year ended December 31, 2008, the Company extinguished four FHLB advances totaling $20.0 million. The net gain on the extinguishment of these advances for the year ended December 31, 2008 was $275,000 and was recorded in other income in the consolidated statements of income.

        Securities sold under agreements to repurchase generally mature within one to four days and are reflected in the consolidated statements of condition at the amount of cash received. The Company's deposit customers are the counterparties to these types of financial instruments. At December 31, 2009 and 2008 the Company had repurchase agreements of $80.0 million and $65.9 million, respectively. The weighted-average interest rate of these repurchase agreements was 0.46% and 2.05% at December 31,

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Other Borrowed Funds (Continued)

2009 and 2008, respectively. The average balances of repurchase agreements during 2009 and 2008 were $71.5 million and $58.6 million, respectively, and the maximum amount outstanding at any month-end during 2009 and 2008 was $90.1 million and $70.0 million, respectively. Interest expense on repurchase agreements for 2009, 2008, and 2007 was $326,000, $1.2 million, and $1.7 million, respectively.

        At December 31, 2009, the Company had federal funds purchased of $45.0 million. The Company had no outstanding federal funds purchased at December 31, 2008. During 2008, the Company did have federal funds purchased outstanding at certain times during the year. Interest expense on federal funds purchased in 2009, 2008, and 2007 was $9,000, $141,000, and $1.0 million, respectively. The Company had no outstanding short-term dealer repurchase agreements at December 31, 2009 and 2008. However, the Company did have short-term dealer repurchase agreements outstanding at other times during the years 2008 and 2007. Interest Expense on short-term dealer repurchase agreements for the years ended December 31, 2009, 2008, and 2007 was $0, $10,000, and $822,000, respectively.

        The Company has a Treasury, Tax, & Loan ("TT&L") note option with the Federal Reserve. At December 31, 2009 and 2008, the outstanding balance in the TT&L note option was $2.0 million and $692,000, respectively. Interest expense related to the TT&L note option in 2009, 2008, and 2007 was $1,000, $27,000, and $206,000, respectively. The Company has a line of credit at the Federal Reserve discount window in the amount of $307.4 million at December 31, 2009, none of which was drawn as of that date. There was no interest expense related to the discount window in 2009, 2008 or 2007.

        In July 2004, the Company formed a wholly-owned subsidiary, Cardinal Statutory Trust I (the "Trust"), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. At December 31, 2009, the interest rate on trust preferred securities was 2.65%. These securities are redeemable at par beginning September 2009. The Company has not redeemed any portion of these securities. The Company has guaranteed payment of these securities. The $20.6 million payable by the Company to the Trust is included in other borrowed funds. The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity. The additional $619,000 that is payable by the Company to the Trust represents the Company's unfunded capital investment in the Trust. The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank. Interest expense on the trust preferred securities in 2009, 2008, and 2007 was $888,000, $1.2 million and $1.6 million, respectively.

        The scheduled maturities of other borrowed funds at December 31, 2009 were as follows:

(In thousands)	2010	2011	2012	2013	2014	2015 and thereafter
FHLB advances	$10,000	$15,000	$80,000	$20,000	$—	155,000
Federal funds purchased	45,000	—	—	—	—	—
Repurchase agreements	79,974	—	—	—	—	—
Payable to Statutory Trust I	—	—	—	—	—	20,619
TT&L note option	1,986	—	—	—	—	—

	$136,960	$15,000	$80,000	$20,000	$—	175,619

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Proceeds from Issuance of Common Stock

        During 2009, the Company completed a secondary common stock offering. The Company issued 4,378,302 shares of its common stock at $7.75 per share for net proceeds of $31.6 million.

(13) Income Taxes

        The Company and its subsidiaries file consolidated federal tax returns on a calendar-year basis. For the years ended December 31, 2009 and 2007, the Company recorded income tax expense of $4.4 million and $885,000, respectively. For the year ended December 31, 2008, the Company recorded an income tax benefit of $912,000.

        The provision for income tax expense is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes as follows:

(In thousands)	2009	2008	2007
Income tax at federal corporate rate of 34.5% for 2009 and 2007 and 34% at 2008	$5,076	$(213)	$1,852
Change in valuation allowance	58	228	302
Change in the carrying rate of deferred tax assets and liabilities	(142)	52	15
Expected state tax benefit of losses of nonbank entities	(58)	(228)	(302)
State tax expense, net of federal tax benefit	69	6	37
Nontaxable income	(741)	(764)	(976)
Nondeductible expenses	98	103	17
Other	28	(96)	(60)

	$4,388	$(912)	$885

        The components of income tax expense (benefit) are as follows:

(In thousands)	2009	2008	2007
Included in net income
Current
Federal	$3,732	$1,522	$2,030
State	78	59	62

Total current	3,810	1,581	2,092

Deferred
Federal	564	(2,477)	(1,201)
State	14	(16)	(6)

Total deferred	578	(2,493)	(1,207)

Total included in net income	$4,388	$(912)	$885

Included in shareholders' equity:
Deferred tax expense related to the change in the net unrealized gain on investment securities available for sale	$1,580	$289	$1,107
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on derivative instruments designated as cash flow hedges	169	43	(123)

Total included in shareholders' equity	$1,749	$332	$984

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes (Continued)

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

(In thousands)	2009	2008
Deferred tax assets:
Allowance for loan losses	$7,201	$5,621
Net operating state loss carryforwards	1,618	1,560
Unrealized losses on derivative instruments designated as cash flow hedges	55	224
Deferred compensation	2,281	1,981
Goodwill and intangibles, net	—	469
Depreciation	948	797
Other	1,023	706

Total gross deferred tax assets	13,126	11,358
Less valuation allowance	(1,618)	(1,560)

Net deferred tax assets	11,508	9,798

Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale	(1,821)	(241)
Goodwill and intangibles, net	(659)	—
Fair value adjustments	(712)	(190)
Prepaid expenses	(99)	(84)
Loan origination costs	(526)	(484)

Total gross deferred tax liabilities	(3,817)	(999)

Net deferred tax asset	$7,691	$8,799

        Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance. Valuation allowances of $1.6 million for each of December 31, 2009 and 2008 have been established for deferred tax assets. This valuation allowance relates primarily to the state net operating losses of the parent company, CWS and Wilson/Bennett as realization is dependent upon generating future taxable income within those entities and in the specific jurisdiction. The realization of this deferred tax asset is dependent upon generating future taxable income. There is uncertainty concerning the recoverability of these state net operating losses as the entities which own these losses have never operated profitably and future profitability is uncertain. Management believes that future operations of the Company will generate sufficient taxable income to realize the net deferred tax assets at December 31, 2009 and 2008.

        As of December 31, 2009 and 2008, the Company had no unrecognized tax benefits. The Company had no interest expense or tax penalties related to uncertain tax positions during the years ended December 31, 2009 and 2008. If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Derivative Instruments and Hedging Activities

Forward Mortgage Loan Sales Commitments and Interest Rate Lock Commitments

        The Company enters into rate lock commitments with its mortgage customers. The Company is also a party to forward mortgage loan sales contracts to sell loans servicing released. The rate lock commitment and forward sale agreement are undesignated derivatives and marked to fair value through earnings. The fair value of the loan commitment includes the servicing premium and the interest spread for the difference between retail and wholesale mortgage rates. Realized and unrealized gains on mortgage banking activities presents the gain recognized for the period presented and associated with these elements of fair value. On the date the mortgage loan closes, the loan held for sale is designated as the hedged item in a cash flow hedge relationship.

        At December 31, 2009 and 2008, accumulated other comprehensive income included an unrealized gain (loss), net of tax, of $6,500 and ($211,500), respectively, related to forward loan sale contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at December 31, 2009 which is related to the Company's cash flow hedges will be recognized in earnings during the first quarter of 2010. At December 31, 2009 the Company recognized minimal amounts related to hedge ineffectiveness.

        At December 31, 2009, the Company had $71.0 million in residential mortgage rate lock commitments and associated forward sales and had $163.4 million in forward loan sales associated with $163.4 million of loans that had closed and were presented as held for sale. At December 31, 2009, the derivative asset was $4.6 million and the derivative liability was $1.6 million.

        At December 31, 2008, the Company had $81.6 million in loan commitments and associated forward sales and had $117.6 million in forward loan sales associated with $117.6 million of loans held for sale contracts. At December 31, 2008, the derivative asset was $2.1 million and the derivative liability was $1.4 million.

Interest Rate Risk Management—Cash Flow Hedging Instruments

        The Company uses long-term variable rate debt as a source of funds for use in the Company's lending and investment activities and other general business purposes. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. The Company believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a portion of its variable-rate interest payments. To meet this objective and during 2008, the Company entered into interest rate swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments during the contract period.

        At December 31, 2009 and 2008, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt (trust preferred securities which is included in other borrowed funds on the statement of condition) is as follows:

(Dollars in thousands)	2009	2008
Notional amount	$10,000	$10,000
Weighted average pay rate	3.97%	3.97%
Weighted average receive rate	1.45%	3.20%
Weighted average maturity in years	4 years	5 years
Unrealized loss relating to interest rate swaps	$148	$304

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Derivative Instruments and Hedging Activities (Continued)

        These agreements provided for the Company to receive payments at a variable rate determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At December 31, 2009, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. The cash flow hedging relationships were highly effective during 2009 and the amount of ineffectiveness was de minimus.

Interest Rate Risk Management—Fair Value Hedging Instruments

        The Company originates fixed and variable rate loans. Fixed rate loans expose the Company to variability in their fair value due to changes in the level of interest rates. The Company believes it is prudent to limit the variability in the fair value of a portion of its fixed rate loan portfolio. The Company also believes it is economically prudent to keep hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement. It is the Company's objective to hedge the change in fair value of fixed rate loans at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company. To meet this objective, the Company utilizes interest rate swaps as an asset/liability management strategy to hedge the change in value of the loans due to changes in expected interest rate assumptions. During 2006, the Company entered into an interest rate swap to hedge the change in fair value of one loan receivable. This interest rate swap agreement requires a series of floating rate payments in exchange for receiving a series of fixed rate payments.

        At December 31, 2009 and 2008, the information pertaining to outstanding interest rate swap agreements used to hedge fixed-rate loans is as follows:

(Dollars in thousands)	2009	2008
Notional amount	$11,795	$12,000
Weighted average pay rate	5.42%	5.42%
Weighted average receive rate	0.23%	3.02%
Weighted average maturity in years	4 years	5 years
Unrealized loss relating to interest rate swaps	$1,283	$1,865

        These agreements provide for the Company to make payments at a variable rate determined by a specified index (one month LIBOR) in exchange for receiving payments at a fixed rate.

        At December 31, 2009 and 2008, the unrealized loss relating to use of interest rate swaps was recorded in other income with an equal and offsetting gain for the fair value of the loan. The fair value of the loan is included in loans receivable on the statement of condition. The hedge relationship has been effective since inception and is forcasted to remain effective. Ineffectiveness reflected in earnings has been immaterial for the periods presented.

(15) Fair Value of Derivative Instruments and Hedging Activities

        The following tables disclose the derivative instruments' location on the Company's statement of condition and the fair value of those instruments at December 31, 2009 and 2008. In addition, the gains

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Fair Value of Derivative Instruments and Hedging Activities (Continued)

and losses related to these derivative instruments is provided for the years ended December 31, 2009 and 2008. See Note 14 above for a detail of the related hedged items.

Derivative Instruments and Hedging Activities
At of December 31, 2009
(in thousands)

	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$5	Accrued Interest Payable and Other Liabilities	$1,437
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,163	Accrued Interest Payable and Other Liabilities	1,194

Total Derivatives Designated as Hedging Instruments		2,168		2,631

Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,444	Accrued Interest Payable and Other Liabilities	3
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	3	Accrued Interest Payable and Other Liabilities	407

Total Derivatives Not Designated as Hedging Instruments		2,447		410

Total Derivatives		$4,615		$3,041

Impact of Derivative Instruments on the Statement of Income
For the Year Ended December 31, 2009
(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
Interest Rate Swaps	Other Income	$582	Other Income	$(582)

Total		$582		$(582)

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Fair Value of Derivative Instruments and Hedging Activities (Continued)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps	$(102)	Other Income	$—	Other Income	$—
Forward Loan Sales Commitments	(218)	Other Income	1,218	Other Income	1

Total	$(320)		$1,218		$1

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	$2,037	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	404	Other Income
Rate Lock Commitments	(404)	Other Income

Total	$2,037

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Derivative Instruments and Hedging Activities
At of December 31, 2008
(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$2,170
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	905	Accrued Interest Payable and Other Liabilities	1,234

Total Derivatives Designated as Hedging Instruments		905		3,404

Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,010	Accrued Interest Payable and Other Liabilities	187
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	187	Accrued Interest Payable and Other Liabilities	—

Total Derivatives Not Designated as Hedging Instruments		1,197		187

Total Derivatives		$2,102		$3,591

Impact of Derivative Instruments on the Statement of Income
For the Year Ended December 31, 2008
(in thousands)

	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives in Fair Value Hedging Relationships
Interest Rate Swaps	Other Income	$(1,263)	Other Income	$1,263

Total		$(1,263)		$1,263

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Fair Value of Derivative Instruments and Hedging Activities (Continued)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps	$(199)	Other Income	$—	Other Income	$—
Forward Loan Sales Commitments	(65)	Other Income	129	Other Income	1

Total	$(264)		$129		$1

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	$1,008	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(185)	Other Income
Rate Lock Commitments	185	Other Income

Total	$1,008

(16) Regulatory Matters

        The Bank, as a state-chartered bank, is subject to the dividend restrictions established by the State Corporation Commission of the Commonwealth of Virginia. Under such restrictions, the Bank may not, without the prior approval of the Bank's primary regulator, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 2009, there were approximately $45.0 million of accumulated earnings at the Bank which could be paid as dividends to the Company.

        The Bank is required to maintain a minimum non-interest earning clearing balance with the Federal Reserve Bank. The average amount of the clearing balance was $1.0 million for 2009.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Regulatory Matters (Continued)

        The regulatory capital of the Company at December 31, 2009 and 2008 is as follows:

	Actual		Adequacy Purposes			Action Provisions
At December 31, 2009 (In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total risk-based capital	$226,137	14.15%	$127,869	≥	8.00%	$159,837	≥	10.00%
Tier 1 risk-based capital	207,286	12.97	63,935	≥	4.00	95,902	≥	6.00
Leverage capital ratio	207,286	11.03	75,185	≥	4.00	93,981	≥	5.00
At December 31, 2008 (In thousands)
Total risk-based capital	$178,420	12.72%	$112,207	≥	8.00%	$140,259	≥	10.00%
Tier 1 risk-based capital	163,716	11.67	56,104	≥	4.00	84,156	≥	6.00
Leverage capital ratio	163,716	9.90	66,168	≥	4.00	82,711	≥	5.00

        The regulatory capital of the Bank at December 31, 2009 and 2008 is as follows:

	Actual		For Capital Adequacy Purposes			Capitalized Under Prompt Corrective Action Provisions
At December 31, 2009 (In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total risk-based capital	$206,413	12.98%	$127,257	≥	8.00%	$159,071	≥	10.00%
Tier 1 risk-based capital	187,562	11.79	63,629	≥	4.00	95,443	≥	6.00
Leverage capital ratio	187,562	10.02	74,884	≥	4.00	93,605	≥	5.00
At December 31, 2008 (In thousands)
Total risk-based capital	$168,513	12.04%	$111,957	≥	8.00%	$139,946	≥	10.00%
Tier 1 risk-based capital	153,810	10.99	55,978	≥	4.00	83,968	≥	6.00
Leverage capital ratio	153,810	9.32	66,018	≥	4.00	82,523	≥	5.00

        At December 31, 2009 and 2008, the Company and the Bank met all regulatory capital requirements and are considered "well-capitalized" from a regulatory perspective.

        George Mason is also required to maintain defined capital levels under Department of Housing and Urban Development guidelines. At December 31, 2009 and 2008, George Mason maintained capital in excess of these required guidelines.

(17) Related-Party Transactions

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Related-Party Transactions (Continued)

        Analysis of activity for loans to related parties follows:

(In thousands)	2009	2008
Balance, beginning of year	$50,707	$39,137
New loans	7,070	14,060
Loans paid off or paid down	(12,374)	(2,490)

Balance, end of year	$45,403	$50,707

        George Mason leases its headquarters office space from a director of the Company who is the manager and a 3.1% owner of the limited liability Company that owns the building in which the space is leased. The lease was renewed during the second quarter of 2007 and will terminate on June 30, 2010 without any option to extend. George Mason has notified the lessor of its intention to renew its lease. The rent that George Mason pays for the use of this space ranges from $737,000 to $1.3 million per year during the term of the lease. Rent payments totaled $1.3 million in 2009, $848,000 in 2008, and $792,000 in 2007.

(18) Earnings Per Common Share

        The following is the calculation of basic and diluted earnings per common share.

(In thousands, except per share data)	2009	2008	2007
Net income	$10,325	$286	$4,482
Weighted average shares for basic	27,186	24,370	24,606
Weighted average shares for diluted	27,674	24,837	25,012
Basic earnings per common share	$0.38	$0.01	$0.18

Diluted earnings per common share	$0.37	$0.01	$0.18

        The following shows the composition of basic outstanding shares for the years ended December 31, 2009, 2008, and 2007:

(In thousands)	2009	2008	2007
Weighted average shares outstanding—basic	26,881	24,127	24,333
Weighted average shares attributable to deferred compensation plans	305	243	273

Total weighted average shares—basic	27,186	24,370	24,606

        Weighted average shares for the basic earnings per share calculation is increased by the number of shares required to be issued under the Company's various deferred compensation plans. These plans provide for a Company match. The Company match must be in common stock of the Company.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Earnings Per Common Share (Continued)

        The following shows the composition of diluted outstanding shares for the years ended December 31, 2009, 2008, and 2007:

(In thousands)	2009	2008	2007
Weighted average shares outstanding—basic	26,881	24,127	24,333
Weighted average shares attributable to deferred compensation plans	663	567	437
Weighted average shares attributable to vested stock options	130	143	242

Total weighted average shares—diluted	27,674	24,837	25,012

        During 2009, the Company issued 4,378,302 shares of its common stock for net proceeds of $31.6 million.

        Employees who participate in the Company's deferred compensation plans can allocate, at their discretion, their contributions to various investment options, including an option to invest in Company Common Stock. The incremental weighted average shares attributable to the deferred compensation plans included in diluted outstanding shares assumes the participants opt to invest all of their contributions into the Company's Common Stock investment option.

        Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the years ended December 31, 2009, 2008, and 2007 were 289,894, 319,509, and 51,346. These stock options have exercise prices that were greater than the average market price of the Company's common stock for the year. In addition, for December 31, 2009, 2008, and 2007, there are no incremental shares related to unvested stock options because the addition of these shares to the diluted weighted average share calculation would be antidilutive.

(19) 401(k) Plan

        Employees who work twenty (20) hours or more a week and have been employed by the Company for a month can elect to participate in and make contributions into a 401(k) Plan. The Company contributes $0.50 per $1.00 of employee contributions up to a maximum of 3% of the employee's contribution. Expense related to the Company's match in 2009, 2008, and 2007 was $511,000, $495,000, and $567,000, respectively. Employees are immediately vested in the Company's matching contribution.

(20) Deferred Compensation Plans

        The Company has deferred compensation plans for its directors and certain employees. Under the directors' plan, a director may elect to defer all or a portion of any director-related fees including fees for serving on board committees. Under the employees' plan, certain employees may defer all or a portion of their compensation including any bonus or commission compensation. Director and employee deferrals, other than employees of George Mason, are matched 50% by the Company. Deferrals made by employees of George Mason are not eligible for the Company match. The amount of the Company match is invested in Company common stock which vests immediately for the directors and after four years for employees. The maximum Company match per employee is $50,000 per year and $10,000 per year per director. Expense relating to the deferred compensation plans for the years ended December 31, 2009, 2008 and 2007 was $206,000, $240,000 and $149,000, the employee portion of which is included in salary and benefits expense and the directors portion of the expense is included in other operating expense in the consolidated statements of income.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Deferred Compensation Plans (Continued)

        The deferred compensation plan liability at December 31, 2009 and 2008 was $3.8 million and $4.0 million, respectively. The trust established for the deferred compensation plan is funded as of December 31, 2009. During 2009, the Company issued 287,000 shares of common stock to fund the Company's obligation to its participants that had elected the Cardinal Common Stock investment option in the various nonqualified deferred compensation plans. These shares were issued at $5.45 per share which resulted in an increase of $1.6 million to shareholders' equity.

(21) Director and Employee Stock-Based Compensation Plans

        At December 31, 2009, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the "Option Plan") and the 2002 Equity Compensation Plan (the "Equity Plan").

        In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company's common stock to employees and members of the Company's and its subsidiaries' boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

        In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or performance share awards to directors, eligible officers and key employees of the Company. In 2006, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 1,970,000 to 2,420,000. There are 452,558 shares of the Company's common stock available for future grants and awards in the Equity Plan as of December 31, 2009.

        The following tables present a summary of the Company's stock option activity for the years ended December 31, 2009, 2008, and 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	2,364,733	$8.70
Granted	139,650	6.60
Exercised	(38,777)	4.42
Forfeited	(317,400)	10.17
Expired	(8,773)	6.38

Outstanding at December 31, 2009	2,139,433	$8.43	4.94	$656,450

Options exercisable at December 31, 2009	1,945,733	$8.40	4.64	$663,345

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Director and Employee Stock-Based Compensation Plans (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	2,428,353	$8.53
Granted	17,200	7.13
Exercised	(11,570)	4.83
Forfeited	(69,250)	10.05

Outstanding at December 31, 2008	2,364,733	$8.70	5.65	$(6,913,013)

Options exercisable at December 31, 2008	2,198,133	$8.46	5.52	$(5,889,022)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	2,419,274	$8.70
Granted	50,500	10.00
Exercised	(20,546)	5.45
Forfeited	(20,875)	10.26

Outstanding at December 31, 2007	2,428,353	$8.53	6.50	$1,428,443

Options exercisable at December 31, 2007	2,136,325	$8.39	6.46	$1,994,521

        Information pertaining to stock options outstanding at December 31, 2009 is as follows:

At December 31, 2009

	Options Outstanding			Options Exercisable
		Weighed Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.25–$4.44	199,724	2.2 years	$3.70	199,724	$3.70
$4.50–$5.50	288,150	3.0 years	4.94	288,150	4.94
$5.95–$8.28	378,399	6.0 years	7.60	275,099	8.10
$8.39–$9.59	494,676	5.3 years	8.93	488,676	8.94
$9.78–$10.91	451,900	5.2 years	10.60	449,700	10.60
$11.05–$12.65	326,584	6.2 years	11.63	244,384	11.53

Outstanding at year end	2,139,433	4.94	$8.43	1,945,733	$8.40

        Total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $168,000, $10,000, and $80,000, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Director and Employee Stock-Based Compensation Plans (Continued)

        A summary of the status of the Company's non-vested stock options and changes during the year ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2008	166,600	$5.62
Granted	139,650	2.92
Vested	(82,500)	4.95
Forfeited	(30,050)	5.34

Balance at December 31, 2009	193,700	$4.00

        At December 31, 2009, there was approximately $600,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares that vested during the years ended December 31, 2009, 2008, and 2007 was $295,000, $337,000, and $596,000, respectively.

        For the years ended December 31, 2009, 2008 and 2007, the Company received cash for stock options exercised of $178,000, $58,000 and $112,000, respectively. The tax benefit realized as a result of these exercises for the years ended December 31, 2009, 2008 and 2007 was $65,000, $0 and $20,000, respectively.

(22) Segment Reporting

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

        Information about the reportable segments and reconciliation of this information to the consolidated financial statements as of and for the years ended December 31, 2009, 2008 and 2007 follows:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22) Segment Reporting (Continued)

(In thousands)

At and for the Year Ended December 31, 2009:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$48,712	$2,717	$—	$(887)	$—	$50,542
Provision for loan losses	6,656	94	—	—	—	6,750
Non-interest income	3,993	16,213	3,639	(413)	(84)	23,348
Non-interest expense	34,104	12,779	3,156	2,472	(84)	52,427
Provision (benefit) for income taxes	3,566	2,084	162	(1,424)	—	4,388

Net income (loss)	$8,379	$3,973	$321	$(2,348)	$—	$10,325

Total Assets	$1,943,223	$199,704	$3,433	$230,962	$(401,137)	$1,976,185

At and for the Year Ended December 31, 2008:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$40,747	$3,418	$—	$(1,192)	$—	$42,973
Provision for loan losses	4,290	1,208	—	—	—	5,498
Non-interest income	4,806	9,494	3,477	35	—	17,812
Non-interest expense	34,152	15,824	3,402	2,535	—	55,913
Provision (benefit) for income taxes	1,785	(1,438)	28	(1,287)	—	(912)

Net income (loss)	$5,326	$(2,682)	$47	$(2,405)	$—	$286

Total Assets	$1,708,233	$165,791	$3,505	$180,683	$(314,455)	$1,743,757

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22) Segment Reporting (Continued)

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

(23) Financial Instruments with Off Balance Sheet Risk

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

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 2009 are collateralized.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23) Financial Instruments with Off Balance Sheet Risk (Continued)

        Commitments to extend credit of $71.0 million as of December 31, 2009 are related to George Mason's mortgage loan funding commitments and are of a short term nature. Commitments to extend credit of $338.4 million primarily have floating rates as of December 31, 2009. It is uncertain as to the amounts that we will be required to fund on these commitments as many such arrangements expire with no amounts drawn.

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

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2009 and 2008 is as follows:

(In thousands)	2009	2008
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$409,341	$413,457
Standby letters of credit	13,877	10,811

        The fair value of the liability associated with standby letters of credit at December 31, 2009 and 2008 was immaterial.

        George Mason estimates a reserve (early pay-off reserve) for mortgage loans sold that are repaid by the borrower within a certain number of days following the loan sale, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor pursuant to the loan sale agreement. The reserves as of December 31, 2009 and 2008 were $25,000 and $9,000, respectively.

        George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals were not acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor. During 2009 and 2008, George Mason either repurchased from or settled with investors on such loans for a total of $2.6 million and $3.8 million, respectively. At December 31, 2009 and 2008, this reserve had a balance of $1.7 million and $1.6 million, respectively. The expense related to this reserve for the years ended December 31, 2009, 2008 and 2007 was $2.6 million, $2.0 million, and $347,000, respectively. The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims.

        George Mason, as part of the service it provides to its managed companies, purchases the loans originated by the managed companies at the time of origination. These loans are then sold by George Mason to investors. George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed Company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, the managed

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23) Financial Instruments with Off Balance Sheet Risk (Continued)

company be responsible for buying back the loan. In the event that the managed company's financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors. In this instance, George Mason would establish an allowance on the receivable from the managed company. There is no such allowance recorded at December 31, 2009 or 2008 as management fully recovered all amounts owed by managed companies as of these same period end dates.

        During 2008, George Mason made a cash settlement to one of its mortgage correspondents related to the loan purchase agreement between the two parties. This settlement agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $2.8 million payment to the correspondent. George Mason also entered into similar agreements with certain third party mortgage companies managed by George Mason and from which George Mason purchased mortgage loans and sold to this mortgage correspondent. These settlement agreements provided for a total payment of $1.0 million to George Mason by these third party mortgage companies. The net amount of this settlement is reported in the non-interest expense section of the statement of operations.

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

        The Company has guaranteed payment of the $20.0 million debt of Statutory Trust I. See Note 9 for further discussion of this debt.

(24) Fair Value Measurements

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) Fair Value Measurements (Continued)

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

        Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are shown below:

At December 31, 2009
(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$343,569	$4,897	$338,672
Investment securities-trading	3,724		3,724
Loans receivable	13,078		13,078
Bank-owned life insurance	33,712		33,712
Derivative liability—interest rate swaps	1,437		1,437
Derivative asset—interest rate swaps	5		5
Derivative asset—forward loan sales commitments	4,607		4,607
Derivative asset—interest rate lock commitments	3		3
Derivative liability—forward loan sales commitments	1,197		1,197
Derivative liability—forward loan sale commitments	407		407

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) Fair Value Measurements (Continued)

        The fair value of the Company's interest rate lock commitments and forward loan sale commitments are included in the above table. In the normal course of business, George Mason and Cardinal First (collectively, the "mortgage companies") enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within the time frames established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the mortgage companies enter into best efforts forward sales contracts to sell loans to investors. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Both the rate lock commitments to the borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings.

Nonrecurring Fair Value Measurements

        Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above. These assets include the Company's valuation of the George Mason and Wilson/Bennett reporting units, the valuation of the Company's corporate bonds held in its held-to-maturity investment securities portfolio, nonaccrual loans and other real estate owned. As no impairment of the reporting units was indicated in 2009, the Company was not required to value the related goodwill.

	At December 31, 2009 (in thousands)
		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
George Mason—Reporting Unit	$24,010	$—	$—	$24,010
Wilson/Bennett—Reporting Unit	3,551	—	—	3,551
Corporate bonds	3,343	—	—	3,343
Nonaccrual loans	696	—	696	—
Other real estate owned	4,991	—	4,991	—

        During the second quarter of 2009, the Company performed its annual assessment of the goodwill related to its Wilson/Bennett subsidiary. The Company estimated the fair value of this using a multi-scenario discounted cash flow approach. Those scenarios that more closely reflect actual results were weighted more heavily than scenarios that vary from recent experience. Cash flows were projected with growth in assets under management being a primary input. Varying levels of expenses were also considered. Additionally, a terminal value, or ending cash value, was assigned to each scenario based upon values of other asset management firms. In particular, the terminal value was projected based upon market values of these other firms as represented by market capitalization multiples of asset under managements, revenues and net income. The average multiples were then applied to Wilson/Bennett's projected assets under management, revenues and net income to estimate a terminal value.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) Fair Value Measurements (Continued)

Based upon this analysis, the fair value of Wilson Bennett exceeded it current book value, and no further impairment testing was necessary.

        During the third quarter of 2009, the Company performed its annual assessment of the goodwill related to its George Mason mortgage banking subsidiary. The Company employed the services of a valuation consultant to assist with this analysis. The consultant employed both the market approach and income approach of evaluation. The market approach involves a comparison to other companies that have readily available market values or other transactions involving similar companies. The income approach recognizes that most businesses derive their value from their ability to generate future returns, and the cash flow generating power of an operating business is the single most important determinant of value. The income approach utilizes the discounted cash flow method and arrives at a value by discounting estimated future free cash flows and its estimated terminal value at the end of the holding period by a discount rate. In this analysis, cash flows were projected for five years and the terminal value is an estimate of the fair value of the Company at the end of the five year holding period. The discount rate represents the George Mason's equity cost of capital, which is generally defined as the rate of return required by investors for alternate investments of equal risk.

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

        The Company's corporate bond portfolio consists of four pooled trust preferred securities, with a total par value of $8.0 million at December 31, 2009 (each security has a par value of $2.0 million). The Company owns senior A-3 tranches of each of these pools and uses the services of a consultant to estimate the projected cash flow of each investment based upon several scenarios regarding likely possible default rates of the underlying issuers of each pool. The analysis yielded a result that fell within the range of values provided by external pricing sources.

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

Fair Value of Financial Instruments

        The assumptions used and the estimates disclosed represent management's best judgment of appropriate valuation methods for estimating the fair value of financial instruments. These estimates are based on pertinent information available to management at the valuation date. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and management's evaluation of those factors change.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) Fair Value Measurements (Continued)

        The following summarizes the significant methodologies and assumptions used in estimating the fair values presented in the following table, and not disclosed elsewhere in this footnote.

Cash and Cash Equivalents

        The carrying amount of cash and cash equivalents is used as a reasonable estimate of fair value.

Investment Securities Held-to-Maturity and Other Investments

        Fair values for investment securities held-to-maturity are based on quoted market prices or prices quoted for similar financial instruments.

Loans Held for Sale

        Loans held for sale are carried at the lower of cost or estimated fair value. The estimated fair value is based upon the related purchase price commitments from secondary market investors.

Loans Receivable, Net

        In order to determine the fair market value for loans receivable, the loan portfolio was segmented based on loan type, credit quality and maturities. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on current carrying amounts. The fair values of other loans are estimated using discounted cash flow analyses, at interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. This method of estimating fair value does not incorporate the exit-price concept of fair value which is appropriate for this disclosure.

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

Other Commitments to Extend Credit

        The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other covenants or requirements. These commitments have expiration dates and generally expire within one year. Many commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of these instruments are competitive with others in the market in which the Company operates. The carrying

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) Fair Value Measurements (Continued)

amounts are reasonable estimates of the fair value of these financial instruments and are zero at December 31, 2009 and 2008.

Accrued Interest Receivable

        The carrying amount of accrued interest receivable approximates its fair value.

        The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at December 31, 2009 and 2008:

	December 31, 2009
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$24,841	$24,841
Investment securities held-to-maturity and other investments	51,651	47,903
Loans held for sale	179,469	179,469
Loans receivable, net	1,279,657	1,279,515
Accrued interest receivable	6,151	6,151
Financial liabilities:
Demand deposits	$166,019	$166,019
Interest checking	129,795	129,795
Money market and statement savings	353,694	353,694
Certificates of deposit	647,497	655,049
Other borrowed funds	427,579	448,657
Accrued interest payable	1,368	1,368

	December 31, 2008
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$45,928	$45,928
Investment securities held-to-maturity and other investments	66,553	62,129
Loans held for sale	157,009	157,009
Loans receivable, net	1,125,509	1,118,012
Accrued interest receivable	5,204	5,204
Financial liabilities:
Demand deposits	$147,529	$147,529
Interest checking	118,868	118,868
Money market and statement savings	306,892	306,892
Certificates of deposit	606,555	616,985
Other borrowed funds	367,198	331,856
Mortgage funding checks	19,178	19,178
Accrued interest payable	1,660	1,660

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25) Parent Company Only Financial Statements

        The Cardinal Financial Corporation (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2009 and 2008
(In thousands)

	2009	2008
Assets
Cash and cash equivalents	$19,589	$7,579
Investment securities-trading	3,724	—
Other investments	113	113
Investment in subsidiaries	204,448	167,813
Premises and equipment, net	802	893
Goodwill	134	134
Other assets	2,152	4,151

Total assets	$230,962	$180,683

Liabilities and Shareholders' Equity
Debt to Cardinal Statutory Trust I	$20,619	$20,619
Other liabilities	5,836	2,058

Total liabilities	26,455	22,677
Total shareholders' equity	$204,507	$158,006

Total liabilities and shareholders' equity	$230,962	$180,683

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008, and 2007
(In thousands)

	2009	2008	2007
Income:
Net interest expense	$(888)	$(1,192)	$(1,393)
Net realized and unrealized trading losses	(425)	—	—
Other income	12	35	49

Total income (loss)	(1,301)	(1,157)	(1,344)
Expense—general and administrative	2,471	2,535	2,885

Net loss before income taxes and equity in undistributed earnings of subsidiaries	(3,772)	(3,692)	(4,229)

Income tax benefit	(1,424)	(1,287)	(1,513)
Equity in undistributed earnings of subsidiaries	12,673	2,691	7,198

Net income	$10,325	$286	$4,482

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25) Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2009, 2008, and 2007
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$10,325	$286	$4,482
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(12,673)	(2,691)	(7,198)
Depreciation	76	108	113
Proceeds from sale of investment securities-trading	2,631	—	—
Purchase of investment securities-trading	(6,780)	—	—
Realized loss on sale of investment securities-trading	619	—	—
Unrealized gain on investment securities-trading	(194)	—	—
Increase in other assets and liabilities	5,709	2,847	9,134

Net cash provided by (used in) operating activities	(287)	550	6,531

Cash flows from investing activities:
Capital investments in subsidiaries	(20,000)	—	(7,500)
Dividends received from subsidiaries	—	—	300
Net change in premises and equipment	—	—	(45)

Net cash used in investing activities	(20,000)	—	(7,245)

Cash flows from financing activities:
Purchase and retirement of common stock	—	(1,396)	(2,724)
Proceeds from public stock offerings	31,611	—	—
Shares issued to employee benefits plan	1,565	—	4
Dividends on common stock	(1,057)	(966)	(974)
Stock options exercised	178	58	132

Net cash provided by (used in) financing activities	32,297	(2,304)	(3,562)

Net decrease in cash and cash equivalents	12,010	(1,754)	(4,276)
Cash and cash equivalents at beginning of year	7,579	9,333	13,609

Cash and cash equivalents at end of year	$19,589	$7,579	$9,333

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26) Other Operating Expenses

        The following shows the composition of other operating expenses for the years ended December 31, 2009, 2008, and 2007:

(In thousands)	2009	2008	2007
Stationary and supplies	$936	$881	$1,091
Advertising and marketing	2,084	2,116	2,058
Other taxes	419	398	332
Travel and entertainment	353	404	455
Premises and equipment	2,156	1,965	1,770
Business memberships	438	426	554
Employment services	156	77	43
Board of directors expenses	247	186	288
Miscellaneous	2,159	1,162	2,129

Total other operating expense	$8,948	$7,615	$8,720

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment, management believes that as of December 31, 2009, the Company's internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control—Integrated Framework.

        Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements. KPMG LLP's attestation report on management's assessment of the Company's internal control over financial reporting appears on page 77 hereof.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Election of Directors" section and under the headings "Executive Officers," "Independence of the Directors," "The Committees of the Board of Directors," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.    Executive Compensation

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Executive Compensation" section (except for the "Compensation Committee Report on Executive Compensation") and under the heading "Director Compensation" in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Security Ownership of Certain Beneficial Owners and Management.    Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

        Equity Compensation Plan Information.    The following table sets forth information as of December 31, 2009, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Plan Category
Equity Compensation Plans Approved by Shareholders
1999 Stock Plan	275,574	$4.55	—
2002 Equity Compensation Plan	1,863,859	$9.03	452,558
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—

Total	2,139,433	$8.43	452,558

(1)
Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)
The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Fees of Independent Public Accountants" and "Audit Committee Pre-Approval Policies and Procedures," in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

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
3.4
Bylaws of Cardinal Financial Corporation (restated in electronic format as of April 24, 2009) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).*
10.2	Amendment to Executive Employment Agreement of Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 23, 2009).*
10.3	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).*
10.4	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).*
10.5
Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134923).*
10.6
Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated February 25, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*

10.7	Cardinal Financial Corporation Directors Deferred Income Plan, as amended and restated February 25, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.8
George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated February 25, 2009 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.9
Executive Employment Agreement, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.10	Amendment to Executive Employment Agreement of Kendal E, Carson (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.11
Supplemental Executive Retirement Plan, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.12	Form of Incentive Stock Option Agreement*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

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

CARDINAL FINANCIAL CORPORATION
March 15, 2010	By:	/s/ BERNARD H. CLINEBURG Name: Bernard H. Clineburg Title: Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2010.

Signatures	Titles

/s/ BERNARD H. CLINEBURG Bernard H. Clineburg	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ MARK A. WENDEL Mark A. Wendel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JENNIFER L. DEACON Jennifer L. Deacon	Senior Vice President and Controller (Principal Accounting Officer)
/s/ B.G. BECK B.G. Beck	Director
/s/ WILLIAM G. BUCK William G. Buck	Director
/s/ SIDNEY O. DEWBERRY Sidney O. Dewberry	Director
/s/ MICHAEL A. GARCIA Michael A. Garcia	Director

Signatures	Titles

/s/ J. HAMILTON LAMBERT J. Hamilton Lambert	Director
/s/ ALAN G. MERTEN Alan G. Merten	Director
/s/ WILLIAM E. PETERSON William E. Peterson	Director
/s/ JAMES D. RUSSO James D. Russo	Director
/s/ GEORGE P. SHAFRAN George P. Shafran	Director
/s/ ALICE M. STARR Alice M. Starr	Director

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the "Form SB-2")).
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
3.4
Bylaws of Cardinal Financial Corporation (restated in electronic format as of April 24, 2009) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1	Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Form SB-2).*
10.2	Amendment to Executive Employment Agreement of Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 23, 2009).*
10.3	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).*
10.4	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).*
10.5
Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134923).*
10.6
Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated February 25, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.7
Cardinal Financial Corporation Directors Deferred Income Plan, as amended and restated February 25, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.8
George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated February 25, 2009 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.9
Executive Employment Agreement, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.10	Amendment to Executive Employment Agreement of Kendal E. Carson (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*

Number	Description
10.11	Supplemental Executive Retirement Plan, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.12	Form of Incentive Stock Option Agreement*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*
Management contracts and compensatory plans and arrangements.