Form 10-Q
period 2010-03-31
CARDINAL FINANCIAL CORP
filed 2010-05-10
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

28,724,989 shares of common stock, par value $1.00 per share, outstanding as of April 27, 2010

CARDINAL FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2010 and December 31, 2009

(In thousands, except share data)

			March 31,	December 31,
			2010	2009
			(Unaudited)
Assets
Cash and due from banks			$17,576	$19,804
Federal funds sold			9,980	5,037

Total cash and cash equivalents			27,556	24,841

Investment securities available-for-sale			340,091	343,569
Investment securities held-to-maturity (market value of $28,958 and $31,436 at March 31, 2010 and December 31, 2009, respectively)			32,686	35,184
Investment securities-trading			1,699	3,724

Total investment securities			374,476	382,477

Other investments			16,467	16,467
Loans held for sale			143,961	179,469

Loans receivable, net of deferred fees and costs			1,307,657	1,293,432
Allowance for loan losses			(19,287)	(18,636)

Loans receivable, net			1,288,370	1,274,796

Premises and equipment, net			15,770	15,743
Deferred tax asset, net			7,290	7,691
Goodwill and intangibles, net			13,875	13,935
Bank-owned life insurance			33,861	33,712
Prepaid FDIC insurance premiums			5,711	6,683
Other real estate owned			4,485	4,991
Accrued interest receivable and other assets			17,446	15,380

Total assets			$1,949,268	$1,976,185

Liabilities and Shareholders’ Equity

Non-interest bearing deposits			$164,142	$166,019
Interest bearing deposits			1,161,996	1,130,986

Total deposits			1,326,138	1,297,005

Other borrowed funds			376,034	427,579
Mortgage funding checks			8,619	13,918
Escrow liabilities			1,439	2,079
Accrued interest payable and other liabilities			28,448	31,097

Total liabilities			1,740,678	1,771,678

	2010	2009
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	28,720,789	28,717,839	28,721	28,718
Additional paid-in capital			159,873	159,798
Retained earnings			15,930	12,705
Accumulated other comprehensive income, net			4,066	3,286

Total shareholders’ equity			208,590	204,507

Total liabilities and shareholders’ equity			$1,949,268	$1,976,185

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2010 and 2009

(In thousands, except per share data)

(Unaudited)

	2010	2009
Interest income:
Loans receivable	$17,615	$15,329
Loans held for sale	1,305	1,825
Federal funds sold	23	13
Investment securities available-for-sale	3,683	2,886
Investment securities held-to-maturity	287	484
Other investments	10	(19)

Total interest income	22,923	20,518

Interest expense:
Deposits	4,635	6,757
Other borrowed funds	3,021	3,142

Total interest expense	7,656	9,899

Net interest income	15,267	10,619

Provision for loan losses	2,425	1,216

Net interest income after provision for loan losses	12,842	9,403

Non-interest income:
Service charges on deposit accounts	479	472
Loan fees	418	833
Investment fee income	1,009	810
Realized and unrealized gains on mortgage banking activities	2,822	3,343
Net realized gain on investment securities available-for-sale	264	552
Net realized gain (loss) on investment securities-trading	56	(631)
Management fee income	577	331
Increase in cash surrender value of bank-owned life insurance	148	75
Other income (loss)	8	(29)

Total non-interest income	5,781	5,756

Non-interest expense:
Salary and benefits	6,143	5,486
Occupancy	1,453	1,377
Professional fees	468	483
Depreciation	560	540
Data communications	895	744
FDIC insurance premiums	549	415
Mortgage loan repurchases and settlements	563	581
Amortization of intangibles	60	60
Other operating expenses	2,404	2,351

Total non-interest expense	13,095	12,037

Net income before income taxes	5,528	3,122

Provision for income taxes	1,728	953

Net income	$3,800	$2,169

Earnings per common share - basic	$0.13	$0.09

Earnings per common share - diluted	$0.13	$0.09

Weighted-average common shares outstanding - basic	29,085	24,374

Weighted-average common shares outstanding - diluted	29,534	24,805

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009

Net income	$3,800	$2,169
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the period, net of tax expense of $442 thousand in 2010 and tax expense of $778 thousand in 2009	1,031	1,814

Less: reclassification adjustment for net gains included in net income net of tax expense of $91 thousand in 2010 and $188 thousand in 2009	(173)	(364)

	858	1,450

Unrealized loss on derivative instruments designated as cash flow hedges, net of tax benefit of $41 thousand in 2010 and net of tax benefit of $109 thousand in 2009	(78)	(210)

Comprehensive income	$4,580	$3,409

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2010 and 2009

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2008	24,014	$24,014	$130,709	$3,437	$(154)	$158,006

Stock options exercised	2	2	5	—	—	7

Stock compensation expense, net of tax benefits	—	—	66	—	—	66

Shares issued for deferred compensation plan	287	287	1,278	—	—	1,565

Dividends on common stock of $0.01 per share	—	—	—	(240)	—	(240)

Change in accumulated other comprehensive income	—	—	—	—	1,240	1,240

Net income	—	—	—	2,169	—	2,169

Balance, March 31, 2009	24,303	$24,303	$132,058	$5,366	$1,086	$162,813

Balance, December 31, 2009	28,718	$28,718	$159,798	$12,705	$3,286	$204,507

Stock options exercised	3	3	15	—	—	18

Stock compensation expense, net of tax benefit	—	—	60	—	—	60

Dividends on common stock of $0.02 per share	—	—	—	(575)	—	(575)

Change in accumulated other comprehensive income	—	—	—	—	780	780

Net income	—	—	—	3,800	—	3,800

Balance, March 31, 2010	28,721	$28,721	$159,873	$15,930	$4,066	$208,590

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income	$3,800	$2,169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	560	540
Amortization of premiums, discounts and intangibles	152	75
Provision for loan losses	2,425	1,216
Loans held for sale originated	(461,534)	(616,167)
Proceeds from the sale of loans held for sale	499,864	564,449
Realized and unrealized gains on mortgage banking activities	(2,822)	(3,343)
Proceeds from sale of investment securities-trading	140	1,809
Purchase of investment securities-trading	(188)	(6,100)
Realized loss on sale of investments securities-trading	—	619
Unrealized (gain) loss on investment securities-trading	(56)	12
Gain on sale of investment securities available-for-sale	(264)	(769)
Loss on sale of investment securities available-for-sale	—	217
Gain on sale of other assets	(3)	—
Gain on sale of other real estate owned	(31)	36
Stock compensation expense, net of tax benefits	60	66
Increase in cash surrender value of bank-owned life insurance	(149)	(75)
Decrease in accrued interest receivable and other assets	(674)	(2,238)
Increase in accrued interest payable, escrow liabilities and other liabilities	226	5,233

Net cash provided by (used in) operating activities	41,506	(52,251)

Cash flows from investing activities:
Net purchases of premises and equipment	(587)	(105)
Proceeds from maturity and call of investment securities available-for-sale	5,100	19,180
Proceeds from sale of investment securities available-for-sale	—	219
Proceeds from sale of mortgage-backed securities available-for-sale	13,318	43,589
Purchase of investment securities available-for-sale	(10,088)	—
Purchase of mortgage-backed securities available-for-sale	(17,664)	—
Purchase of other investments	—	(97)
Redemptions of investment securities available-for-sale	12,917	10,962
Redemptions of investment securities held-to-maturity	2,480	3,309
Net increase in loans receivable, net of deferred fees and costs	(15,999)	(33,764)

Net cash provided by (used in) investing activities	(10,523)	43,293

Cash flows from financing activities:
Net increase in deposits	29,133	30,219
Net increase (decrease) in other borrowed funds - short term	(51,545)	1,423
Net increase (decrease) in mortgage funding checks	(5,299)	7,967
Stock options exercised	18	7
Shares issued for deferred compensation plan	—	1,565
Dividends on common stock	(575)	(240)

Net cash provided by (used in) financing activities	(28,268)	40,941

Net increase in cash and cash equivalents	2,715	31,983

Cash and cash equivalents at beginning of the year	24,841	45,928

Cash and cash equivalents at end of the period	$27,556	$77,911

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,698	$9,876
Cash paid for income taxes	255	—

Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	8,613	—
Transfer of loans to other real estate owned	—	291

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the “Company”) is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the “Bank”), a state-chartered institution and its subsidiary, George Mason Mortgage, LLC (“George Mason”), a mortgage banking company based in Fairfax, Virginia. In January 2009, the Bank organized a second mortgage subsidiary, Cardinal First Mortgage, LLC (“Cardinal First”) also based in Fairfax, Virginia.  The Bank has a trust division, Cardinal Trust and Investment Services.  In addition to the Bank, the Company has two nonbank subsidiaries; Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm, and Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2

Stock-Based Compensation

At March 31, 2010, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan currently authorizes grants and awards with respect to 2,420,000 shares of the Company’s common stock.  There were 452,168 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of March 31, 2010.

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

Total expense related to the Company’s share-based compensation plans for the three months ended March 31, 2010 and 2009 were $60,000 and $66,000, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $20,700 and $22,000 for the three months ended March 31, 2010 and 2009, respectively.

Options granted for the three months ended March 31, 2010 and 2009 were 5,000 and 68,150, respectively.  The weighted average per share fair value of stock option grants for the three months ended March 31, 2010 and 2009 was $4.08 and $2.60, respectively.  The fair values of the options granted during the three months ended March 31, 2010 and 2009 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2010	2009
Estimated option life	6.5 Years	6.5 Years
Risk free interest rate	3.14%	2.10%
Expected volatility	45.90%	44.60%
Expected dividend yield	0.89%	0.67%

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

Stock option activity during the three months ended March 31, 2010 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding at December 31, 2009	2,139,433	$8.43
Granted	5,000	8.97
Exercised	(2,950)	6.13
Forfeited	(10,610)	9.97
Expired	—	—
Outstanding at March 31, 2010	2,130,873	$8.43	4.71	$4,794,592
Options exercisable at March 31, 2010	1,970,073	$8.41	4.45	$4,468,626

The intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $18,259 and $6,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the three months ended March 31, 2010 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2009	193,700	$4.00
Granted	5,000	4.08
Vested	(37,900)	4.39
Forfeited	—	—
Balance at March 31, 2010	160,800	$3.91

At March 31, 2010, there was $723,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares that vested during the three months ended March 31, 2010 and 2009 were $166,000 and $170,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2010 and 2009 is as follows:

At and for the Three Months Ended March 31, 2010 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$14,983	$484	$—	$(200)	$—	$15,267
Provision for loan losses	2,425	—	—	—	—	2,425
Non-interest income	1,027	3,697	1,014	59	(16)	5,781
Non-interest expense	8,344	3,326	819	622	(16)	13,095
Provision for income taxes	1,611	296	68	(247)	—	1,728
Net income (loss)	$3,630	$559	$127	$(516)	$—	$3,800

Total Assets	$1,923,066	$160,359	$3,500	$231,843	$(369,500)	$1,949,268
Average Assets	$1,907,211	$108,065	$3,396	$232,892	$(339,586)	$1,911,978

At and for the Three Months Ended March 31, 2009 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$10,129	$731	$—	$(241)	$—	$10,619
Provision for loan losses	1,190	26	—	—	—	1,216
Non-interest income	1,338	4,237	821	(624)	(16)	5,756
Non-interest expense	7,946	2,957	806	344	(16)	12,037
Provision for income taxes	676	683	5	(411)	—	953
Net income (loss)	$1,655	$1,302	$10	$(798)	$—	$2,169

Total Assets	$1,746,756	$224,577	$3,463	$185,789	$(367,142)	$1,793,443
Average Assets	$1,711,584	$169,795	$3,476	$180,774	$(345,250)	$1,720,379

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009.  Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 69,514 and 787,721 at March 31, 2010 and 2009, respectively.  These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.

(In thousands,	Three Months Ended
except per share data)	2010	2009
Net income available to common shareholders	$3,800	$2,169
Weighted average common shares - basic	29,085	24,374
Weighted average common shares - diluted	29,534	24,805
Earnings per common share - basic	$0.13	$0.09
Earnings per common share - diluted	$0.13	$0.09

Weighted average shares for the basic earnings per share calculation in increased by the number of shares required to be issued under the Company’s various deferred compensation plans.  These plans provide for a Company match, such match must be in the common stock of the Company.  Employees who participate in the Company’s deferred compensation plans can allocate, at their discretion, their contributions to various investment options, including an option to invest in Company Common Stock.  The incremental weighted average shares attributable to the deferred compensation plans included in diluted outstanding shares assumes the participants opt to invest all of their contributions into the Company’s Common Stock investment option.

The following shows the composition of basic outstanding shares for the three months ended March 31, 2010 and 2009:

(in thousands)	2010	2009

Weighted average common shares outstanding	28,720	24,103
Weighted average shares attributable to the deferred compensation plans	365	271
Total weighted average shares - basic	29,085	24,374

The following shows the composition of diluted outstanding shares for the three months ended March 31, 2010 and 2009:

(in thousands)	2010	2009

Weighted average shares outstanding - basic (from above)	29,085	24,374
Incremental weighted average shares attributable to deferred compensation plans	232	354
Weighted average shares attributable to vested stock options	217	77
Total weighted average shares - diluted	29,534	24,805

Note 5

Investment Securities

The fair value and amortized cost of investment securities at March 31, 2010 and December 31, 2009 are shown in the table below.

	March 31, 2010
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$50,919	$487	$(114)	$51,292
Mortgage-backed securities	214,441	6,573	(510)	220,504
Municipal securities	63,317	565	(527)	63,355
U.S. treasury securities	4,906	34	—	4,940
Total	$333,583	$7,659	$(1,151)	$340,091

Investment Securities Held-to-Maturity
Mortgage-backed securities	24,682	918	(4)	25,596
Corporate bonds	8,004	—	(4,642)	3,362
Total	$32,686	$918	$(4,646)	$28,958

	December 31, 2009
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	Value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$56,048	$178	$(567)	$55,659
Mortgage-backed securities	217,723	6,451	(769)	223,405
Municipal securities	59,691	486	(569)	59,608
U.S. treasury securities	4,901	—	(4)	4,897
Total	$338,363	$7,115	$(1,909)	$343,569

Investment Securities Held-to-Maturity
Mortgage-backed securities	27,180	917	(4)	28,093
Corporate bonds	8,004	—	(4,661)	3,343
Total	$35,184	$917	$(4,665)	$31,436

The fair value and amortized cost of investment securities by contractual maturity at March 31, 2010 and December 31, 2009 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
After 1 year but within 5 years	$4,906	$4,940	$—	$—
After 5 years but within 10 years	27,984	28,489	—	—
After 10 years	86,252	86,158	8,004	3,362
Mortgage-backed securities	214,441	220,504	24,682	25,596
Total	$333,583	$340,091	$32,686	$28,958

	December 31, 2009
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
After 1 year but within 5 years	$4,901	$4,897	$—	$—
After 5 years but within 10 years	32,164	32,186	—	—
After 10 years	83,575	83,081	8,004	3,343
Mortgage-backed securities	217,723	223,405	27,180	28,093
Total	$338,363	$343,569	$35,184	$31,436

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

	March 31, 2010
Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. treasury securities	$—	$—	$—	$—	—	—
U.S. government - sponsored agencies	15,183	(114)	—	—	15,183	(114)
Mortgage-backed securities	20,969	(179)	7,822	(331)	28,791	(510)
Municipal securities	16,710	(238)	9,472	(289)	26,182	(527)
Total temporarily impaired securities	$52,862	$(531)	$17,294	$(620)	$70,156	$(1,151)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$40		$39	$(4)	$79	$(4)
Corporate bonds	—	—	3,362	(4,642)	3,362	(4,642)
Total temporarily impaired securities	$40	$—	$3,401	$(4,646)	$3,441	$(4,646)

	December 31, 2009
Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S treasury securities	$4,897	$(4)	$—	$—	$4,897	$(4)
U.S. government - sponsored agencies	34,816	(567)	—	—	34,816	(567)
Mortgage-backed securities	28,665	(372)	8,258	(397)	36,923	(769)
Municipal securities	22,504	(317)	8,147	(252)	30,651	(569)
Total temporarily impaired securities	$90,882	$(1,260)	$16,405	$(649)	$107,287	$(1,909)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$56	$—	$39	$(4)	$95	$(4)
Corporate bonds	—	—	3,343	(4,661)	3,343	(4,661)
Total temporarily impaired securities	$56	$—	$3,382	$(4,665)	$3,438	$(4,665)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2010, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2010, 96% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $8.7 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At March 31, 2010, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at March 31, 2010 (each security has a par value of $2.0 million).  These securities are presented as corporate bonds in the above table.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the A-3 tranches in each issuance.  Each of the bonds is rated by more than one rating agency.  Two of the securities have a composite rating of AA, one of the securities has a composite rating of BBB and the other security has a composite rating of BB.  These ratings are consistent with the grades from the other rating agencies.  There is minimal observable trading activity for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.

In one of the pooled trust preferred securities issues, 40% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if 47% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 38% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if 31% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 66% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if 84% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 50% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if 73% of the performing collateral defaulted or deferred payment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three months ended March 31, 2010.

Related to the Company’s deferred compensation plan and for amounts invested in the Company’s common stock, the Company reclassified trading securities of $2.0 million to shareholders’ equity with a corresponding reclassification of the $2.0 million deferred compensation liability also to equity.

Note 6

Derivative Instruments and Hedging Activities

The Company enters into rate lock commitments with its mortgage customers.  The Company is also a party to forward mortgage loan sales contracts to sell loans servicing released.  The rate lock commitment and forward sale agreement are undesignated derivatives and marked to fair value through earnings.  On the date the mortgage loan closes, the loan held for sale is designated as the hedged item in a cash flow hedge relationship and the forward loan sale is designated as the hedging instrument.

At March 31, 2010, accumulated other comprehensive income included an unrealized loss, net of tax, of $1,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at March 31, 2010 that is related to the Company’s cash flow hedges will be recognized in earnings during the second quarter of 2010.

At March 31, 2010, the Company had $110.6 million in residential mortgage rate lock commitments and associated forward sales and $129.8 million in forward loan sales associated with $144.0 million of loans that had closed and presented as held for sale.

The Company has interest rate swaps to mitigate its exposure to interest rate risk.  These interest rate swaps have an aggregate notional amount of $10.0 million to hedge against changes in cash flows caused by movement in interest rates related to the Company’s issuance of $20.0 million in trust preferred securities.  In addition, the Company has an interest rate swap to mitigate the variability in the fair value for one loan receivable.  At March 31, 2010, accumulated other comprehensive income included an after-tax unrealized loss of $78,000 related to these interest rate swaps.

Note 7

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at March 31, 2010 and December 31, 2009.  In addition, the gains and losses related to these derivative instruments is provided for the three months ended March 31, 2010 and 2009.

Derivative Instruments and Hedging Activities

At of March 31, 2010

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,612
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	789	Accrued Interest Payable and Other Liabilities	363
Total Derivatives Designated as Hedging Instruments		789		1,975

Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	3,138	Accrued Interest Payable and Other Liabilities	6

Rate Lock Commitments	Accrued Interest Receivable and Other Assets	6	Accrued Interest Payable and Other Liabilities	196
Total Derivatives Not Designated as Hedging Instruments		3,144		202

Total Derivatives		$3,933		$2,177

Derivative Instruments and Hedging Activities

At of December 31, 2009

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$5	Accrued Interest Payable and Other Liabilities	$1,437
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,163	Accrued Interest Payable and Other Liabilities	1,194
Total Derivatives Designated as Hedging Instruments		2,168		2,631

Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,444	Accrued Interest Payable and Other Liabilities	3
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	3	Accrued Interest Payable and Other Liabilities	407
Total Derivatives Not Designated as Hedging Instruments		2,447		410

Total Derivatives		$4,615		$3,041

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2010

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$61	Other Income	$(61)
Total		$61		$(61)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(78)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(1)	Other Income	(2,205)	Other Income	1
Total	$(79)		$(2,205)		$1

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	$2,941	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	190	Other Income
Rate Lock Commitments	(190)	Other Income
Total	$2,941

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2009

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$(214)	Other Income	$214
Total		$(214)		$214

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(202)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(431)	Other Income	(1,029)	Other Income	1
Total	$(633)		$(1,029)		$1

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	$2,037	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	404	Other Income
Rate Lock Commitments	(404)	Other Income
Total	$2,037

Note 8

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at March 31, 2010 is as follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2009	$1,781	$1,039	$795	$576	$2,576	$1,615
2010 activity:
Customer relationship intangibles	—	50	—	10	—	60
Balance at March 31, 2010	$1,781	$1,089	$795	$586	$2,576	$1,675

The aggregate amortization expense was $60,000 for each of the three months ended March 31, 2009 and 2008.

The estimated amortization expense for the next five years is as follows:

(In thousands)
2010 (April — December)	$179
2011	238
2012	238
2013	189
2014	41
2015 and thereafter	16

The carrying amount of goodwill at March 31, 2010 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2009	$22	$10,120	$2,832	$12,974
No activity	—	—	—	—
Balance at March 31, 2010	$22	$10,120	$2,832	$12,974

Goodwill of each of the Company’s business segments is tested for impairment on an annual basis or more frequently if events or circumstances warrant.

Note 9

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at March 31, 2010 are collateralized.

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

Commitments to extend credit of $112.3 million as of March 31, 2010 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.  Commitments to extend credit totaling $365.5 million primarily have floating rates as of March 31, 2010.  At March 31, 2010, standby letters of credit were $13.2 million.

These off-balance sheet financial instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amounts of those instruments. It is uncertain as to the amounts that we will be required to fund on these commitments as many such arrangements expire with no amounts drawn.

George Mason estimates a reserve (early pay-off reserve) for mortgage loans sold that are repaid by the borrower within a certain number of days following the loan sale, thereby requiring that George Mason refund part of the service release premium and/or premium pricing received from the investor pursuant to the loan sale agreement.  The reserve as of March 31, 2010 was $25,000.

George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor.  At March 31, 2010, this reserve had a balance of $796,000.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims.

In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans originated by the managed companies at the time of origination.  These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers’ failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program these loans from investors specified by the loan investor, the managed company be responsible for buying back the loan.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.  In this instance, George Mason would establish an allowance on the receivable from the managed company.  There is no such allowance recorded at March 31, 2010 as management fully recovered all amounts owed by managed companies as of March 31, 2010.

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

Note 10

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

Recurring Fair Value Measurements

All classes of the Company’s investment securities available-for-sale, with the exception of its treasury securities, the Company’s trading investment securities, which include cash equivalents and mutual funds, and bank-owned life insurance are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service and therefore fall into the Level 2 category.  This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.  The Company’s treasury securities are recorded at fair value using unadjusted quoted market prices and therefore fall under the Level 1 category.

The Company has an interest rate swap to hedge against the change in fair value of one fixed rate commercial loan.  This loan is recorded at fair value using published yield curve rates from a national valuation service.  These observable rates and inputs are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.  Commercial and residential loans are evaluated for impairment and the carrying value of such loans is recorded at fair value based on appraisals of the underlying collateral completed by third parties using Level 2 valuation inputs.

The Company’s interest rate swap derivatives in a cash flow hedge are recorded at fair value using published yield curve rates from a national valuation service.  These observable rates and inputs are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.

The Company records its interest rate lock commitments and forward loan sales commitments at fair value.  The fair value of its interest rate lock commitments considers the expected premium (discount) to par and with applicable fallout rates for those rate lock commitments for which a mortgage loan does not close.  In addition, the Company calculates the effects of the changes in interest rates from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices.  The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date.  These valuations fall into a Level 2 category.

There were no significant transfers into or out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three months ended March 31, 2010.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are shown below:

At March 31, 2010 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$4,940	$4,940
U.S. government- sponsored agencies	51,292		$51,292
Mortgage-backed securities	220,504		220,504
Municipal securities	63,355		63,355
Investment securities — trading	1,699		1,699
Loans receivable	13,093		13,093
Bank-owned life insurance	33,861		33,861
Derivative liability - interest rate swaps	1,612		1,612
Derivative asset - forward loan sales commitments	3,927		3,927
Derivative asset — interest rate lock commitments	6		6
Derivative liability - forward loan sales commitments	369		369
Derivative liability — interest rate lock commitments	196		196

At December 31, 2009 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$343,569	$4,897	$338,672
Trading assets	3,724		3,724
Loans receivable	13,078		13,078
Bank-owned life insurance	33,712		33,712
Derivative liability - interest rate swaps	1,437		1,437
Derivative asset - interest rate swaps	5		5
Derivative asset - forward loan sales commitments	4,607		4,607
Derivative asset — interest rate lock commitments	3		3
Derivative liability - forward loan sales commitments	1,197		1,197
Derivative liability — forward loan sale commitments	407		407

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

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s corporate bonds held in its held-to-maturity investment securities portfolio, nonaccrual loans and other real estate owned.

At March 31, 2010 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$3,362			$3,362
Nonaccrual loans - commercial	3,065		3,065
Nonaccrual loans - residential	1,594		1,594
Other real estate owned	4,485		4,485

At December 31, 2009 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
George Mason — Reporting Unit	$24,010			$24,010
Wilson/Bennett — Reporting Unit	3,551			3,551
Corporate bonds	3,343			3,343
Nonaccrual loans	696		696
Other real estate owned	4,991		4,991

The Company’s corporate bond portfolio consists of four pooled trust preferred securities, with a total par value of $8.0 million at March 31, 2010 (each security has a par value of $2.0 million).  The Company owns senior A-3 tranches of each of these pools and uses the services of a consultant to estimate the projected cash flow of each investment based upon several scenarios regarding likely possible default rates of the underlying issuers of each pool.  The analysis yielded a result that fell within the range of values provided by external pricing sources.

The Company’s nonaccrual loans are measured at the present value of its expected future cash flows discounted at the loan’s coupon rate, or at the loan’s observable market price or fair value of the collateral if the loan is collateral dependent.  The Company measures the collateral value on impaired loans by obtaining an updated appraisal of the underlying collateral and may discount further the appraised value, if necessary, to an amount equal to the expected cash proceeds in the event the loan is foreclosed upon and the collateral is sold.  In addition, an estimate of costs to sell the collateral is assumed.  The Company values other real estate owned by obtaining an updated appraisal of the property foreclosed upon, and discounts further the appraised value to an amount equal to the expected cash proceeds upon the sale of the property.  Both nonaccrual loans and other real estate owned are valued using adjusted market quotes and therefore fall into the Level 2 category.

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

Fair Value of Financial Instruments

The assumptions used and the estimates disclosed represent management’s best judgment of appropriate valuation methods for estimating the fair value of financial instruments.  These estimates are based on pertinent information available to management at the valuation date.  In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and management’s evaluation of those factors change.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$27,556	$27,556
Investment securities held-to-maturity and other investments	49,153	45,425
Loans held for sale	143,961	143,961
Loans receivable, net	1,289,905	1,291,564
Accrued interest receivable	6,641	6,641

Financial liabilities:
Demand deposits	$164,142	$164,142
Interest checking	134,622	129,795
Money market and statement savings	386,972	353,694
Certificates of deposit	640,402	647,966
Other borrowed funds	376,034	397,187
Accrued interest payable	1,327	1,327

	December 31, 2009
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,841	$24,841
Investment securities held-to-maturity and other investments	51,651	47,903
Loans held for sale	179,469	179,469
Loans receivable, net	1,279,657	1,279,515
Accrued interest receivable	6,151	6,151

Financial liabilities:
Demand deposits	$166,019	$166,019
Interest checking	129,795	129,795
Money market and statement savings	353,694	353,694
Certificates of deposit	647,497	655,049
Other borrowed funds	427,579	448,657
Accrued interest payable	1,368	1,368

Note 11

Allowance for Loan Losses

Activity in the Company’s allowance for loan losses for the three months ended March 31, 2010 and 2009 is shown below.

(In thousands)	2010	2009
Beginning balance, January 1	$18,636	$14,518
Provision for loan losses	2,425	1,216
Loans charged off	(1,786)	(435)
Recoveries	12	4
Ending balance, March 31	$19,287	$15,303

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2010 and December 31, 2009 and the unaudited results of our operations for the three months ended March 31, 2010 and 2009. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

•      declines in the prices of assets and market illiquidity may cause us to record an other-than-temporary impairment or other lossses, specifically in our pooled trust preferred securities portfolio resulting from increases in underlying issuers’ defaulting or deferring payments.

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

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We also fair value our interest rate lock commitments and forward loan sales commitments.  The fair value of our interest rate lock commitments considers the expected premium (discount) to par and we apply certain fallout rates for those rate lock commitments for which we do not close a mortgage loan.  In addition, we calculate the effects of the changes in interest rates from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices.  The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date.  At loan closing, the fair value of the interest rate lock commitment is included in the cost basis of loans held for sale, which are carried at the lower of cost or fair value.

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

New Financial Accounting Standards

In January 2010, we adopted Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  It eliminates the QSPE concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions.  This statement requires additional year-end and interim disclosures for public companies.  The adoption of this standard did not have a material impact on our consolidated financial condition or results of operations.

In January 2010, we adopted ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This ASU amends the guidance on variable interest entities (“VIE”) in ASC Topic 810 related to the consolidation of variable interest entities.  It requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.  It also clarifies, but does not significantly change, the characteristics that identify a VIE.  This statement requires additional year-end and interim disclosures for public companies.  The adoption of this standard did not have a material impact on our consolidated financial condition or results of operations.

In January 2010, we adopted ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which requires disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  This standard also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.

In January 2010, the Financial Accounting Standards Board issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, so that SEC filers, as defined in the ASU, no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The adoption of this standard did not have a material impact on our consolidated financial condition or results of operations.

2010 Economic Environment

Our credit quality remains strong despite the challenges we face during the current economic environment.  At March 31, 2010, we have non-accrual loans totaling $4.7 million and no loans contractually past due 90 days or more as to principal or interest.  Annualized net charge-offs were 0.55% of our average loans receivable for the three months ended March 31, 2010. Loan originations from our mortgage banking segment have decreased compared to the first quarter of 2009, even though the first-time home buyers credit was extended to April 30, 2010.  Net income from our mortgage banking segment decreased to $559,000 for the three months ended March 31, 2010, respectively, compared to net income of $1.3 million for the same period of 2009.

The market disturbances that have been experienced in the financial markets over the past two years continue to impact our results. Market illiquidity continues to impact certain portions of our investment securities portfolio, specifically the ratings of certain monoline insurance providers, which has affected the pricing of certain municipal securities in our portfolio. In addition, we hold investments of $8.0 million in par value of pooled trust preferred securities, which are significantly below book value as of March 31, 2010 due to the lack of liquidity in the market and investor apprehension for investing in these types of investments.

We expect very challenging economic and operating conditions to continue for the foreseeable future and these conditions will continue to affect the markets in which we do business and could adversely impact our results for the remainder of 2010. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

While our loan growth has continued to be strong, continued negative economic conditions could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Continued deterioration in real estate values and household incomes could result in higher credit losses for us.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially. The systems by which we set limits and monitor the level of our credit exposure to individual entities and industries also may not function as we have anticipated.

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

In addition to Emergency Economic Stabilization Act of 2008 (“ESSA”) and the American Recovery and Reinvestment Act (“ARRA”), the U.S. government has continued to respond to the economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives.  Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the housing markets and stimulate the economy, including the U.S. Treasury’s announced Financial Stability Plan and the U.S. government’s announced foreclosure prevention program.  There can be no assurance as to the impact these programs will have on the financial markets, including the levels of volatility and limited credit availability currently being experienced.  The failure of these efforts and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, regulatory capital position or the trading price of our common stock.

Statements of Income

General

For the three months ended March 31, 2010 and 2009, we reported net income of $3.8 million and $2.2 million, respectively.  Net interest income after the provision for loan losses increased $3.4 million to $12.8 million for the three months ended March 31, 2010 compared to $9.4 million for the three months ended March 31, 2009.  Despite an increase in our provision for loan losses, the increase in net interest income after provision for loan losses increased due to an increase in our net interest income of $4.6 million to $15.3 million for the three months ended March 31, 2010.  Provision for loan losses for the three months ended March 31, 2010 was $2.4 million, an increase of $1.2 million, compared to $1.2 million for the same period of 2009.  Noninterest income for each of the three months ended March 31, 2010 and 2009 was $5.8 million.  Realized and unrealized gains on mortgage banking activities decreased $521,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, a result of decreased loan origination activity.  This decrease was offset by increases in our investment fee income and management fee income.  For the three months ended March 31, 2010, noninterest expense increased to $13.1 million, compared to $12.0 million for the same period of 2009.  The increase in noninterest expense is attributable to increases in salary and benefits expense as we have added personnel in our wealth management and mortgage banking operations.

For the three months ended March 31, 2010, basic and diluted income per common share were each $0.13.  Basic and diluted earnings per common share for the three months ended

March 31, 2009 were each $0.09.  Weighted average fully diluted shares outstanding for the three months ended March 31, 2010 and 2009 were 29,534,387 and 24,805,337, respectively.

Return on average assets for the three months ended March 31, 2010 and 2009 was 0.79% and 0.50%, respectively. Return on average equity for the three months ended March 31, 2010 and 2009 was 7.28% and 5.38%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management and trust services.  Net income attributable to the commercial banking segment for the three months ended March 31, 2010 was $3.6 million compared to net income of $1.7 million for the three months ended March 31, 2009.  Net interest income increased $4.9 million to $15.0 million for the three months ended March 31, 2010, compared to $10.1 million for the same period of 2009.  Provision for loan losses increased $1.2 million to $2.4 million for the three months ended March 31, 2010 compared to $1.2 million for the same period of 2009.  The increase in provision expense is related to current economic and market conditions and an increase in loan charge-offs during 2010.  Noninterest income decreased to $1.0 million for the three months ended March 31, 2010 compared to $1.3 million for the three months ended March 31, 2009.  During the first quarter of 2010, gains of $264,000 were recorded on sales of investment securities available-for-sale, compared to $552,000 for the three months ended March 31, 2009.  Noninterest expense was $8.3 million for the three months ended March 31, 2010, compared to $7.9 million for the same period of 2009.  The increase in noninterest expense for the first quarter of 2010 as compared to the same period of 2009 is primarily due to expenses related to our core system conversion and increases in our FDIC insurance premiums and bank franchise tax assessments.

The mortgage banking segment reported net income of $559,000 for the three months ended March 31, 2010 compared to a net income of $1.3 million for the three months ended March 31, 2009.  The decrease in net income for the three months ended March 31, 2010 was primarily attributable to a decrease in loan origination volume as compared to the same period of 2009.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded net income of $127,000 and $10,000 for the three month periods ended March 31, 2010 and 2009, respectively.  The increase in net income is primarily attributable to an increase in noninterest income of $193,000 during 2010 as compared to 2009, a result of an increase in fees earned through expanded customer relationships and increases in the market values of managed and custodial assets in this business segment.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. We report our net interest income on a tax equivalent basis as a result of certain tax-exempt investments we hold on our balance sheet.  Net interest income for the three months ended March 31, 2010 and 2009 was $15.2 million and $10.6 million, respectively, a period-to-period increase of $4.6 million, or 44%. The net yields on our assets increased as a result of our moderately increasing interest-earning assets and lowering rates on our deposit liabilities.

Specifically, interest income on loans receivable increased $2.3 million for the three months ended March 31, 2010 compared to the same three month period of 2009.  The increase in interest income on loans receivable is a result of an increase in the volume of our loans receivable portfolio.  Interest income on loans held for sale decreased $520,000 to $1.3 million for the three months ended March 31, 2010, a direct result of a period-to-period decrease in loan originations in our held for sale portfolio.  Interest income on investment securities, on a tax-equivalent basis, increased $673,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  The increase in interest income on investment securities is directly related to an increase of purchases of investment securities over the past year.  Total interest expense has decreased $2.2 million for the three months ended March 31, 2010 as compared to the same period of 2009.  The decrease in total interest expense is mostly related to the decreases we have taken in the interest rates we pay on our interest checking and savings deposit accounts.  In addition, our certificates of deposit are repricing at lower interest rates.

We have certain loans and investment securities for which a portion of the income realized is tax-exempt.  Net interest income on a tax equivalent basis for the three months ended March 31, 2010 and 2009 was $15.5 million and $10.7 million, respectively.

Our net interest margin, on a tax-equivalent basis, which equals net interest income divided by average interest earning assets, was 3.40% and 2.61% for the three months ended March 31, 2010 and 2009, respectively.  The increase in the net interest margin for the three months ended March 31, 2010 compared to the same period of 2009 are again attributable to our balance sheet management and strategically decreasing the interest rates we pay on our deposit liabilities.  The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended March 31, 2010, 2009 and 2008

(In thousands)

	2010			2009			2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$160,009	$1,841	4.59%	$170,513	$2,092	4.91%	$137,047	$2,355	6.87%
Real estate - commercial	599,412	9,148	6.10%	489,712	7,651	6.25%	415,147	6,839	6.59%
Real estate - construction	190,545	2,615	5.49%	179,708	1,766	3.93%	190,882	3,222	6.75%
Real estate - residential	227,125	2,923	5.15%	206,975	2,828	5.46%	211,965	3,002	5.67%
Home equity lines	118,574	1,061	3.63%	105,867	976	3.74%	85,169	1,158	5.45%
Consumer	2,687	40	5.95%	2,513	36	5.89%	2,759	51	7.39%
Total loans	1,298,352	17,628	5.43%	1,155,288	15,349	5.31%	1,042,969	16,627	6.38%

Loans held for sale	99,333	1,305	5.25%	171,812	1,825	4.25%	139,336	2,129	6.11%
Investment securities available-for-sale	331,774	3,858	4.65%	232,342	2,988	5.14%	265,248	3,406	5.14%
Investment securities held-to-maturity	33,982	287	3.38%	49,059	484	3.95%	70,499	749	4.25%
Other investments	15,728	10	0.27%	15,633	(19)	-0.50%	14,614	218	5.97%
Federal funds sold	38,941	23	0.24%	23,163	13	0.23%	18,696	137	2.93%

Total interest-earning assets and interest income (2)	1,818,110	23,111	5.08%	1,647,297	20,640	5.01%	1,551,362	23,266	6.00%

Noninterest-earning assets:
Cash and due from banks	$5,476			$91			$8,631
Premises and equipment, net	15,773			16,307			18,280
Goodwill and other intangibles, net	13,913			14,153			17,213
Accrued interest and other assets	77,804			57,258			52,074
Allowance for loan losses	(19,098)			(14,727)			(11,802)
Total assets	$1,911,978			$1,720,379			$1,635,758

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	132,129	210	0.64%	119,175	376	1.28%	124,837	835	2.68%
Money markets	83,420	161	0.77%	44,307	147	1.33%	42,327	293	2.77%
Statement savings	287,471	612	0.86%	261,450	1,185	1.84%	375,022	3,301	3.53%
Certificates of deposit	646,533	3,652	2.26%	606,588	5,049	3.33%	450,488	4,918	4.37%
Total interest - bearing deposits	1,149,553	4,635	1.64%	1,031,520	6,757	2.66%	992,674	9,347	3.78%

Other borrowed funds	368,700	3,021	3.32%	374,121	3,142	3.41%	339,665	3,473	4.10%

Total interest-bearing liabilities and interest expense	1,518,253	7,656	2.05%	1,405,641	9,899	2.86%	1,332,339	12,820	3.86%

Noninterest-bearing liabilities:
Demand deposits	163,840			133,775			122,408
Other liabilities	20,975			19,569			19,654
Common shareholders’ equity	208,910			161,394			161,357
Total liabilities and shareholders’ equity	$1,911,978			$1,720,379			$1,635,758

Net interest income and net interest margin (2)		$15,455	3.40%		$10,741	2.61%		$10,446	2.69%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 34.5%

Rate and Volume Analysis

Three Months Ended March 31, 2010, 2009 and 2008

(In thousands)

	2010 Compared to 2009			2009 Compared to 2008
	Change Due to			Change Due to
	Average Volume (3)	Average Rate	Increase (Decrease)	Average Volume (3)	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial and industrial	$(125)	$(126)	$(251)	$575	$(838)	$(263)
Real estate - commercial	1,715	(218)	1,497	1,228	(416)	812
Real estate - construction	106	743	849	(189)	(1,267)	(1,456)
Real estate - residential	270	(175)	95	(66)	(108)	(174)
Home equity lines	117	(32)	85	269	(451)	(182)
Consumer	4	0	4	(6)	(9)	(15)
Total loans	2,087	192	2,279	1,811	(3,089)	(1,278)

Loans held for sale	(767)	247	(520)	496	(800)	(304)
Investment securities available-for-sale	1,276	(406)	870	(420)	2	(418)
Investment securities held-to-maturity	(149)	(48)	(197)	(228)	(37)	(265)
Other investments	(0)	29	29	16	(253)	(237)
Federal funds sold	10	0	10	32	(156)	(124)
Total interest income (2)	2,457	14	2,471	1,707	(4,333)	(2,626)

Interest expense:

Interest - bearing deposits:

Interest checking	45	(211)	(166)	(45)	(414)	(459)
Money markets	128	(114)	14	13	(159)	(146)
Statement savings	123	(696)	(573)	(1,016)	(1,100)	(2,116)
Certificates of deposit	309	(1,706)	(1,397)	1,700	(1,569)	131
Total interest - bearing deposits	605	(2,727)	(2,122)	652	(3,242)	(2,590)

Other borrowed funds	(37)	(84)	(121)	313	(644)	(331)
Total interest expense	568	(2,811)	(2,243)	965	(3,886)	(2,921)

Net interest income (2)	$1,889	$2,825	$4,714	$742	$(447)	$295

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 34.5%

(3) Changes attributable to rate/volume have been allocated to volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2010 and 2009 was $2.4 million and $1.2 million, respectively. The increase in our provision expense during 2010 compared to 2009 is a direct result of increases in non-performing loans and the adverse migration of certain loans through our allowance for loan losses calculation model because of ongoing adverse economic conditions.  While we continue to report strong credit quality in our loan portfolio, we have experienced increases in our watch list credits and net charge-offs.  Our provision expense was also impacted by net new loan growth in addition to our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.”

During 2010, we charged off two residential loans totaling $389,000.  In addition, consumer loans totaling $35,000 have been charged-off during 2010.  We recorded charge-offs on three previously impaired commercial loans to one borrower totaling $1.4 million during 2010.

The allowance for loan losses at March 31, 2010 and December 31, 2009 was $19.3 million and $18.6 million, respectively. Our allowance for loan losses ratio to loans receivable, net was 1.47% and 1.44% at March 31, 2010 and December 31, 2009, respectively.  Nonperforming loans at March 31, 2010 and December 31, 2009, were $4.7 million and $847,000, respectively. The increase in our nonaccrual loans was a result of one commercial loan which had previously been impaired, having deteriorated further due to a discrete event in 2010.

Continued challenging economic conditions could adversely affect our home equity loans of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Continued deterioration in commercial and residential real estate values, employment data and household incomes could result in higher credit losses for us.  Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At March 31, 2010, our commercial real estate portfolio was 46% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three Months Ended March 31, 2010 and 2009

(In thousands)

	2010	2009
Beginning balance, January 1	$18,636	$14,518

Provision for loan losses	2,425	1,216

Loans charged off:
Commercial and industrial	(1,362)	—
Residential	(389)	(386)
Consumer	(35)	(49)
Total loans charged off	(1,786)	(435)

Recoveries:
Commercial and industrial	3	4
Residential	9	—
Total recoveries	12	4

Net (charge offs) recoveries	(1,774)	(431)

Ending balance, March 31,	$19,287	$15,303

	March 31,	December 31,
	2010	2009
Loans:
Balance at period end	$1,307,657	$1,293,432
Allowance for loan losses to loans receivable net of fees	1.47%	1.44%
Annualized net charge-offs to average loans receivable	0.55%	0.22%

Allocation of the Allowance for Loan Losses

At March 31, 2010 and December 31, 2009

(In thousands)

	March 31, 2010		December 31, 2009
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,332	12.35%	$2,797	12.45%
Real estate - commercial	10,521	46.32%	9,666	45.80%
Real estate - construction	3,086	14.97%	2,829	14.80%
Real estate - residential	2,083	17.26%	2,096	17.67%
Home equity lines	1,206	8.90%	1,182	9.07%
Consumer	59	0.20%	66	0.21%

Total allowance for loan losses	$19,287	100.00%	$18,636	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At March 31, 2010 and December 31, 2009

(In thousands)

	March 31, 2010	December 31, 2009
Nonaccruing loans	$4,659	$696

Loans contractually past-due 90 days or more	—	151

Total nonperforming loans	$4,659	$847

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Noninterest income for each of the three months ended March 31, 2010 and 2009 was $5.8 million.  Realized and unrealized gains on mortgage banking activities by our mortgage banking segment for the three months ended March 31, 2010 and 2009 were $2.8 million and $3.3 million, respectively, a decrease of $521,000, or 16%.  The decrease in realized and unrealized gains on mortgage banking activities is primarily related to a decrease in loan origination and sales volume.  Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees and gains associated with our sales of loans to third party investors.  Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.  Management fee income, which represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales, increased $246,000 to $577,000 for the three months ended March 31, 2010 as compared to $331,000 for the three months ended March 31, 2009.

Loan fees decreased $415,000 to $418,000 for the three months ended March 31, 2010 as compared to the same period of 2009.  The decrease is primarily related to a decrease in loan originations and sales at our mortgage banking segment, specifically, at George Mason’s title company.

Investment fee income increased $199,000 to $1.0 million for the three months ended March 31, 2010 compared to $810,000 for the same period of 2009. The increase in investment fee income is attributable to increases in the market values of managed and custodial assets and an increase in customer relationships in our trust division and Wilson/Bennett.

The increase in the cash surrender value of our bank-owned life insurance for the three months ended March 31, 2010 and 2009 was $148,000 and $75,000, respectively.  The increase is directly related to increases in the underlying value of the investments.

For the three months ended March 31, 2010, we recorded net gains on sales of investment securities available-for-sale of $264,000 compared to $552,000 for the three months ended March 31, 2009.  We recorded net realized gains of $56,000 on our trading securities portfolio for the three months ended March 31, 2010, compared to a net realized loss of $631,000 for the same period of 2009.  The loss recorded during the first quarter of 2009 was a result of our purchase of investments to economically hedge against fair value changes of our nonqualified deferred compensation plan liability.  These investments are designated as trading securities, and as such, the changes in fair value are reflected in earnings.  These trading losses were primarily the result of lower stock prices and were partially offset by a reduction in the period’s compensation expense associated with this benefit plan.

Noninterest income represented 27% and 35% of our total revenues for the three months ended March 31, 2010 and 2009, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended March 31, 2010 was $13.1 million, compared to $12.0 million for the same period of 2009, an increase of $1.1 million.

For the quarter ended March 31, 2010, salaries and benefits expense increased to $6.1 million up from $5.5 million for the quarter ended March 31, 2009.  The increase in salaries and benefits expense is mostly related to increases in personnel at our wealth management and mortgage banking segments.  Data communications expense increased $151,000 to $895,000 for the three months ended March 31, 2010 as compared to $744,000 for the same period of 2009, a result of deconversion costs charged by our existing vendor for our upcoming systems conversion to a new applications vendor which will occur during the second quarter of 2010.  FDIC insurance premiums increased $134,000 to $549,000 for the three months ended March 31, 2010 compared to $415,000 for the same period of 2009.  The increase in the assessment is due to the FDIC’s efforts to replenish the levels of the Deposit Insurance Fund which has been depleted due to increasing levels of bank failures.

Income Taxes

For the three months ended March 31, 2010, we recorded a provision for income taxes of $1.7 million, compared to $953,000 for the same period of 2009.  Our effective tax rate for the three months ended March 31, 2010 and 2009 was 31.3% and 30.5%, respectively.  Our effective tax rate is below the statutory rate as a result of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $1.95 billion and $1.98 billion at March 31, 2010 and December 31, 2009, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $374.5 million at March 31, 2010, compared to $382.5 million at December 31, 2009, a decrease of $8.0 million. The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  At March 31, 2010, investment securities available-for-sale were $340.1 million, investment securities held-to-maturity were $32.7 million and investment securities-trading were $1.7 million. At December 31, 2009, investment securities available-for-sale were $343.6 million, investment securities held-to-maturity were $35.2 million, and investment securities-trading were $3.7 million.  See the following table for additional information on our investment securities portfolio.

We complete reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2010, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2010, 96% of our mortgage-related investment securities portfolio are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $8.7 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At March 31, 2010 certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe it is probable that we will be required to sell any of our temporarily impaired securities.

In addition, our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at March 31, 2010 (each security has a par value of $2.0 million).  These securities are presented as corporate bonds in the table below.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  Two of the securities have a composite rating of AA, one of the securities has a composite rating of BBB and the other security has a composite rating of BB.  These ratings are consistent with the grades from the other rating agencies.  There is minimal observable trading activity for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.

Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio during 2010.

We hold $15.7 million in FHLB stock at March 31, 2010, which is included in other investments on the statements of condition.  During 2008, the FHLB of Atlanta announced a change in their dividend declaration and payment schedule beginning during the fourth quarter of 2008.  The change was initiated so that the dividend can be declared and paid to member banks after the FHLB has calculated their net income for the preceding quarter.  During 2009, the FHLB announced changes to its capital stock requirements.  Specifically, the Board of Directors increased the dollar cap on its stock purchases from $25 million to $26 million and repurchases of member excess stock will be evaluated on a quarterly basis instead of a daily basis.  We do not expect the above changes to materially impact our liquidity position.

Investment Securities

At March 31, 2010 and December 31, 2009

(In thousands)

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at March 31, 2010
U.S. government-sponsored agencies
Five to ten years	$20,944	$21,349	4.20%
After ten years	29,975	29,943	5.01%
Total U.S. government-sponsored agencies	50,919	51,292	4.68%

Mortgage-backed securities (1)
One to five years	8	8	8.99%
Five to ten years	28,026	29,060	4.22%
After ten years	186,407	191,436	4.72%
Total mortgage-backed securities	214,441	220,504	4.65%

Tax exempt municipal securities (2)
Five to ten years	6,542	6,644	3.36%
After ten years	53,448	53,442	4.01%
Taxable municipal securities
Five to ten years	498	496	4.55%
After ten years	2,829	2,773	5.03%
Total municipal securities	63,317	63,355	3.99%

U. S. treasury securities
One to five years	4,906	4,940	2.36%
Total U.S. treasury securities	4,906	4,940	2.36%
Total investment securities available-for-sale	$333,583	$340,091	4.49%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at March 31, 2010
Mortgage-backed securities (1)
One to five years	$1,572	$1,620	4.31%
Five to ten years	5,809	6,083	4.61%
After ten years	17,301	17,893	4.10%
Total mortgage-backed securities	24,682	25,596	4.23%

Corporate bonds
After ten years	8,004	3,362	1.30%
Total corporate bonds	8,004	3,362	1.30%
Total investment securities held-to-maturity	32,686	28,958	3.52%

Total investment securities	$366,269	$369,049	4.41%

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at December 31, 2009
U.S. government-sponsored agencies
Five to ten years	$26,074	$26,030	4.15%
After ten years	29,974	29,629	5.01%
Total U.S. government-sponsored agencies	56,048	55,659	4.61%

Mortgage-backed securities (1)
One to five years	9	9	8.97%
Five to ten years	33,079	33,964	4.21%
After ten years	184,635	189,432	4.84%
Total mortgage-backed securities	217,723	223,405	4.74%

Tax exempt municipal securities (2)
Five to ten years	6,090	6,156	3.34%
After ten years	50,270	50,227	4.01%
Taxable municipal securities
After ten years	3,331	3,225	4.96%
Total municipal securities	59,691	59,608	3.99%

U. S. treasury securities
One to five years	4,901	4,897	2.36%
Total U.S. treasury securities	4,901	4,897	2.36%
Total investment securities available-for-sale	$338,363	$343,569	4.55%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at December 31, 2009
Mortgage-backed securities (1)
One to five years	$1,833	$1,884	4.43%
Five to ten years	6,244	6,478	4.59%
After ten years	19,103	19,731	4.26%
Total mortgage-backed securities	27,180	28,093	4.35%

Corporate bonds
After ten years	8,004	3,343	1.33%
Total corporate bonds	8,004	3,343	1.33%
Total investment securities held-to-maturity	35,184	31,436	3.66%

Total investment securities	$373,547	$375,005	4.47%

(1)  Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $1.31 billion at March 31, 2010 and $1.29 billion at December 31, 2009, an increase of $14.2 million.  See the following table for details on the loans receivable portfolio. Loans held for sale at March 31, 2010 were $144.0 million compared to $179.5 million at December 31, 2009.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At March 31, 2010 and December 31, 2009

(In thousands)

	March 31, 2010		December 31, 2009

Commercial and industrial	$161,609	12.35%	$161,156	12.45%
Real estate - commercial	606,295	46.32%	592,780	45.80%
Real estate - construction	195,947	14.97%	191,523	14.80%
Real estate - residential	225,839	17.26%	228,693	17.67%
Home equity lines	116,540	8.90%	117,392	9.07%
Consumer	2,582	0.20%	2,859	0.21%

Gross loans	$1,308,812	100.00%	1,294,403	100.00%

Net deferred (fees) costs	(1,155)		(971)
Less: allowance for loan losses	(19,287)		(18,636)

Loans receivable, net	$1,288,370		$1,274,796

Deposits

Total deposits were $1.33 billion at March 31, 2010 compared to $1.30 billion at December 31, 2009. During the first quarter of 2010, we had decreases in our noninterest bearing checking products and certificates of deposit, and increases in interest bearing and money market checking and savings accounts. We have had success in attracting deposit balances from customers seeking to deposit their money with smaller, local banks and depositors are increasing balances held with financial institutions as a result of the increased protection of their money by the FDIC.  See the following table for details on certificates of deposit with balances of $100,000 or more. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At March 31, 2010 and December 31, 2009, we had $45.2 million and $59.4 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $15.0 million and $28.2 million at March 31, 2010 and December 31, 2009, respectively.

Certificates of Deposit of $100,000 or More

At March 31, 2010

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$48,897	$25,841	$74,738
Over three months through six months	45,042	11,795	56,837
Over six months through twelve months	66,612	2,633	69,245
Over twelve months	88,007	40,052	128,059
	$248,558	$80,321	$328,879

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds decreased $51.5 million to $376.0 million at March 31, 2010, compared to $427.6 million at December 31, 2009.  Treasury, Tax & Loan Note option borrowings decreased $690,000 to $1.3 million at March 31, 2010 compared to $2.0 million at December 31, 2009.  FHLB advances remained at $280.0 million at March 31, 2010 compared to December 31, 2009. Customer repurchase agreements decreased $5.9 million to $74.1 million at March 31, 2010 compared to $80.0 million at December 31, 2009.  We had no federal funds purchased at March 31, 2010 compared to $45.0 million at December 31, 2009.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At March 31, 2010

(In thousands)

Short-term FHLB advances:

Advance Date	Term of Advance	Maturity or Call Date	Interest Rate	Amount Outstanding
May-08	2 year	May-10	3.31%	10,000
Total short-term FHLB advances and weighted average rate			3.31%	$10,000

Other short-term borrowed funds:
TT&L note option			0.00%	$1,296
Customer repurchase agreements			0.29%	74,119
Total other short-term borrowed funds and weighted average rate			0.29%	$75,415

Other borrowed funds:
Trust preferred			3.93%	$20,619
FHLB advances - long term			4.00%	270,000
Other borrowed funds and weighted average rate			4.00%	$290,619

Total other borrowed funds and weighted average rate			3.23%	$376,034

Shareholders’ Equity

Shareholders’ equity at March 31, 2010 was $208.6 million compared to $204.5 million at December 31, 2009, an increase of $4.1 million, or 2%. The increase in shareholders’ equity at March 31, 2010 compared to December 31, 2009 is primarily attributable to net income of $3.8 million for the three months ended March 31, 2010.  In addition, accumulated other comprehensive income increased $780,000 for the three months ended March 31, 2010.  Book value per share at March 31, 2010 was $7.26 compared to $7.12 at December 31, 2009. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at March 31, 2010 was $6.64 compared to $6.52 at December 31, 2009.

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

For the three months ended March 31, 2010, the commercial banking segment recorded net income of $3.6 million compared to $1.7 million for the same period of 2009. See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At March 31, 2010, total assets for this segment were $1.92 billion, loans receivable, net of deferred fees and costs, were $1.31 billion and total deposits were $1.33 billion. At March 31, 2009, total assets were $1.75 billion, loans receivable, net of deferred fees and costs, were $1.17 billion and total deposits were $1.21 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason, and Cardinal First. Both George Mason and Cardinal First engage primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended March 31, 2010 and 2009, the mortgage banking segment recorded net income of $559,000 and $1.3 million, respectively. See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At March 31, 2010, total assets for this segment were $160.4 million; loans held for sale were $144.0 million and mortgage funding checks were $8.6 million. At March 31, 2009, total assets were $224.6 million; loans held for sale were $212.1 million and mortgage funding checks were $27.1 million.

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

For the three months ended March 31, 2010 and 2009, the wealth management and trust services segment recorded net income of $127,000 and $10,000, respectively. See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At March 31, 2010, total assets were $3.5 million and managed and custodial assets were $3.2 billion. At March 31, 2009, total assets for this segment were $3.5 million and managed and custodial assets were $2.6 billion.

Additional information pertaining to our business segments can be found in Note 3 to the notes to consolidated financial statements.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The guidelines define capital as both Tier 1 (which includes common shareholders’ equity and certain debt obligations) and Tier 2 (which includes certain other debt obligations, a portion of the allowance for loan losses, and 45% of any unrealized gains in equity securities).

At March 31, 2010, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 13.21% and 14.44%, respectively. At December 31, 2009, our Tier 1 and total risk-based capital ratios were 12.97% and 14.15%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The increase in our risk-based capital ratios was primarily a result of changes during the first quarter of 2010 in our balance sheet and increases our increase in shareholders’ equity at March 31, 2010 compared to December 31, 2009.

The following table provides additional information pertaining to our capital ratios.

Capital Components

At March 31, 2010 and December 31, 2009

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

Cardinal Financial Corporation (Consolidated):

At March 31, 2010
Total risk-based capital/Total capital to risk-weighted assets	$230,169	14.44%	$127,522	>	8.00%	$159,403	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	210,649	13.21%	63,761	>	4.00%	95,642	>	6.00%
Tier I capital/Total capital to average assets	210,649	11.10%	75,923	>	4.00%	94,903	>	5.00%

At December 31, 2009
Total risk-based capital/ Total capital to risk-weighted assets	$226,137	14.15%	$127,869	>	8.00%	$159,837	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	207,286	12.97%	63,935	>	4.00%	95,902	>	6.00%
Tier I capital/ Total capital to average assets	207,286	11.03%	75,185	>	4.00%	93,981	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

Cardinal Bank:

At March 31, 2010
Total risk-based capital/Total capital to risk-weighted assets	$211,511	13.34%	$126,883	>	8.00%	$158,604	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	191,991	12.11%	63,441	>	4.00%	95,162	>	6.00%
Tier I capital/Total capital to average assets	191,991	10.16%	75,617	>	4.00%	94,521	>	5.00%

At December 31, 2009
Total risk-based capital/ Total capital to risk-weighted assets	$206,413	12.98%	$127,257	>	8.00%	$159,071	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	187,562	11.79%	63,629	>	4.00%	95,443	>	6.00%
Tier I capital/ Total capital to average assets	187,562	10.02%	74,884	>	4.00%	93,605	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable. The required payments under such obligations are detailed in the following table.

Contractual Obligations

At March 31, 2010

(In thousands)

		Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$580,173	$336,804	$117,458	$96,183	$29,728

Brokered certificates of deposit	60,230	57,411	2,819	—	—

Advances from the Federal Home Loan Bank of Atlanta	280,000	10,000	15,000	100,000	155,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	30,897	4,153	3,530	9,258	13,956

Total	$971,919	$408,368	$138,807	$205,441	$219,303

Financial Instruments with Off-Balance-Sheet Risk and Credit Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

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

George Mason has a reserve for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. At March 31, 2010, this reserve had a balance of $796,000.  We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  We have taken actions with respect to our investor arrangements in an attempt to limit the number of future claims.

In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans originated by managed companies at the time of origination.  These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that the managed company fund the repurchase or settle the claim, for any loans that were originated by the managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.  In this instance, George Mason would establish an allowance on the receivable from the managed company.  There is no such allowance recorded at March 31, 2010 as management fully recovered all amounts owed by managed companies as of that date.

During the second quarter of 2008, George Mason entered into an agreement with a mortgage correspondent related to the loan purchase agreement between the two parties.  The agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for a $1.8 million payment made by George Mason to the correspondent.  The terms of this agreement require that we may be obligated to make additional payments to the correspondent in future periods based on certain conditions.  The amount of the exposure declines with the passage of time.

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

At March 31, 2010, commitments to extend credit were $477.8 million and standby letters of credit were $13.2 million. Commitments to extend credit of $112.3 million as of March 31, 2010 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature.

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  We also maintain secured lines of credit with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. Having diverse funding alternatives reduces our reliance on any one source for funding.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $367.6 million at March 31, 2010 or 19% of total assets. We held investments that are classified as held-to-maturity in the amount of $32.7 million at March 31, 2010. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its residential real estate loan portfolio to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial real estate and commercial & industrial portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at March 31, 2010 was $3 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $387 million at March 31, 2010. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

At March 31, 2010, we were liability sensitive for the entire two year simulation period.   Liability sensitive means that we have more interest-bearing liabilities repricing than interest-earning assets.  For a declining rate environment, net interest income would increase for a liability sensitive bank.  Being liability sensitive our net interest income should contract in a rising rate scenario.  In the up 200 basis point scenario, our net interest income would decrease by not more than 0.5% for the one year period and by not more than 0.8% over the two year time horizon.  In the down 100 basis point scenario the interest rate risk model indicates that our net interest income would decrease by not more than 0.7% for the one year period and by not more than 1.2% over the two year time horizon.

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

At March 31, 2010, we were liability sensitive for the entire two year simulation period.   Liability sensitive means that we have more interest-bearing liabilities repricing than interest-earning assets.  For a declining rate environment, net interest income would increase for a liability sensitive bank.  Being liability sensitive our net interest income should contract in a rising rate environment.  In the up 200 basis point scenario, our net interest income would decrease by not more than 0.5% for the one year period and by not more than 0.8% over the two year time horizon.  In the down 100 basis point scenario the interest rate risk model indicates that our net interest income will decrease by not more than 0.7% over the one year period and by not more than 1.2% in the two year time horizon.

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

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes in our risk factors from those disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)          For the three months ended March 31, 2010, we did not purchase shares of our common stock.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  (Removed and Reserved)

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2010	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2010	/s/ Jennifer L. Deacon
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