Form 10-Q
period 2010-06-30
CARDINAL FINANCIAL CORP
filed 2010-08-06
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

28,756,439 shares of common stock, par value $1.00 per share, outstanding as of July 28, 2010

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2010 and December 31, 2009

(In thousands, except share data)

			June 30,	December 31,
			2010	2009
			(Unaudited)
Assets

Cash and due from banks			$16,779	$19,804
Federal funds sold			7,952	5,037

Total cash and cash equivalents			24,731	24,841

Investment securities available-for-sale			319,108	343,569
Investment securities held-to-maturity (market value of $27,388 and $31,436 at June 30, 2010 and December 31, 2009, respectively)			30,837	35,184
Investment securities-trading			4,233	3,724

Total investment securities			354,178	382,477

Other investments			16,467	16,467
Loans held for sale			269,467	179,469

Loans receivable, net of deferred fees and costs			1,329,520	1,293,432
Allowance for loan losses			(21,058)	(18,636)

Loans receivable, net			1,308,462	1,274,796

Premises and equipment, net			17,032	15,743
Deferred tax asset, net			5,516	7,691
Goodwill and intangibles, net			13,365	13,935
Bank-owned life insurance			34,038	33,712
Prepaid FDIC insurance premiums			5,191	6,683
Other real estate owned			2,915	4,991
Accrued interest receivable and other assets			21,305	15,380

Total assets			$2,072,667	$1,976,185

Liabilities and Shareholders’ Equity

Non-interest bearing deposits			$195,428	$166,019
Interest bearing deposits			1,154,414	1,130,986

Total deposits			1,349,842	1,297,005

Other borrowed funds			473,505	427,579
Mortgage funding checks			14,916	13,918
Escrow liabilities			3,152	2,079
Accrued interest payable and other liabilities			14,629	31,097

Total liabilities			1,856,044	1,771,678

	2010	2009
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	28,754,989	28,717,839	28,755	28,718
Additional paid-in capital			160,288	159,798
Retained earnings			20,065	12,705
Accumulated other comprehensive income, net			7,515	3,286

Total shareholders’ equity			216,623	204,507

Total liabilities and shareholders’ equity			$2,072,667	$1,976,185

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and six months ended June 30, 2010 and 2009

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans receivable	$18,138	$16,055	$35,753	$31,384
Loans held for sale	1,957	2,196	3,262	4,021
Federal funds sold	4	31	28	44
Investment securities available-for-sale	3,569	2,429	7,251	5,314
Investment securities held-to-maturity	266	419	553	904
Other investments	10	—	21	(19)

Total interest income	23,944	21,130	46,868	41,648

Interest expense:
Deposits	3,802	6,047	8,437	12,804
Other borrowed funds	3,013	3,120	6,035	6,262

Total interest expense	6,815	9,167	14,472	19,066

Net interest income	17,129	11,963	32,396	22,582

Provision for loan losses	2,700	1,484	5,125	2,700

Net interest income after provision for loan losses	14,429	10,479	27,271	19,882

Noninterest income:
Service charges on deposit accounts	514	496	971	968
Loan fees	440	825	812	1,658
Investment fee income	1,015	880	2,024	1,691
Realized and unrealized gains on mortgage banking activities	3,741	3,403	6,530	6,746
Net realized gain on investment securities-available-for-sale	269	—	533	552
Net realized gain (loss) on investment securities-trading	(87)	111	(31)	(520)
Management fee income	844	383	1,421	714
Increase in cash surrender value of bank-owned life insurance	177	157	326	233
Other income (loss)	(66)	(4)	(25)	(34)

Total noninterest income	6,847	6,251	12,561	12,008

Noninterest expense:
Salary and benefits	6,717	6,164	12,859	11,650
Occupancy	1,472	1,357	2,925	2,734
Professional fees	537	521	1,006	1,004
Depreciation	446	510	1,006	1,051
Data communications	1,244	837	2,140	1,580
Amortization of intangibles	60	60	119	119
Impairment of goodwill	451	—	451	—
FDIC insurance assessment	519	1,324	1,068	1,739
Mortgage loan repurchases and settlements	(165)	594	398	1,175
Other operating expenses	2,872	2,338	5,209	4,691

Total noninterest expense	14,153	13,705	27,181	25,743

Net income before income taxes	7,123	3,025	12,651	6,147

Provision for income taxes	2,414	883	4,142	1,836

Net income	$4,709	$2,142	$8,509	$4,311

Earnings per common share - basic	$0.16	$0.08	$0.29	$0.17

Earnings per common share - diluted	$0.16	$0.08	$0.29	$0.17

Weighted-average common shares outstanding - basic	29,104,066	25,965,314	29,084,292	25,319,694

Weighted-average common shares outstanding - diluted	29,641,022	26,462,234	29,565,862	25,787,621

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and six months ended June 30, 2010 and 2009

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$4,709	$2,142	$8,509	$4,311
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax expense of $1.9 million and $2.4 million for the three and six months ended June 30, 2010, respectively, and net of tax benefit of $27 thousand for the three months ended June 30, 2009 and net of tax expense of $751 thousand for six months ended June 30, 2009.	3,907	(54)	4,938	1,760

Less: reclassification adjustment for net gains included in net income net of tax expense of $93 thousand and $184 thousand for the three and six months ended June 30, 2010, respectively, and net income net of tax expense of $188 thousand for the six months ended June 30, 2009.	(176)	—	(349)	(364)

	3,731	(54)	4,589	1,396

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $94 thousand and $135 thousand for the three and six months ended June 30, 2010, respectively, and net of tax expense of $31 thousand and tax benefit of $140 thousand for the three and six months ended June 30, 2009, respectively.	(282)	106	(360)	(104)

Comprehensive income	$8,158	$2,194	$12,738	$5,603

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2010 and 2009

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2008	24,014	$24,014	$130,709	$3,437	$(154)	$158,006

Public offering shares issued	4,378	4,378	27,244	—	—	31,622

Stock compensation expense, net of tax benefits	—	—	228	—	—	228

Stock options exercised	11	11	47	—	—	58

Shares issued to employee benefits plan	287	287	1,278	—	—	1,565

Dividends on common stock of $0.02 per share	—	—	—	(483)	—	(483)

Change in accumulated other comprehensive income	—	—	—	—	1,292	1,292

Net income	—	—	—	4,311	—	4,311

Balance, June 30, 2009	28,690	$28,690	$159,506	$7,265	$1,138	$196,599

Balance, December 31, 2009	28,718	$28,718	$159,798	$12,705	$3,286	$204,507

Stock options exercised	37	37	99	—	—	136

Stock compensation expense, net of tax benefit	—	—	391	—	—	391

Dividends on common stock of $0.04 per share	—	—	—	(1,149)	—	(1,149)

Change in accumulated other comprehensive income	—	—	—	—	4,229	4,229

Net income	—	—	—	8,509	—	8,509

Balance, June 30, 2010	28,755	$28,755	$160,288	$20,065	$7,515	$216,623

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income	$8,509	$4,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,006	1,051
Amortization of premiums, discounts and intangibles	327	160
Impairment of goodwill	451	—
Provision for loan losses	5,125	2,700
Loans held for sale originated	(1,142,886)	(1,458,487)
Proceeds from the sale of loans held for sale	1,059,418	1,390,045
Realized and unrealized gains on mortgage banking activities	(4,920)	(1,641)
Proceeds from sale, maturity and call of investment securities trading	140	1,851
Purchase of investment securities trading	(680)	(6,329)
Unrealized loss on investment securities-trading	31	520
Gain on sale of investment securities available-for-sale	(542)	(769)
Loss on sale of investment securities available-for-sale	9	217
(Gain) loss on sale of other assets	(3)	4
Loss on sale of other real estate owned	54	36
Increase in cash surrender value of bank-owned life insurance	(326)	(233)
Stock compensation expense, net of tax benefits	391	228
Decrease in accrued interest receivable and other assets	(6,593)	(10,362)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	(5,396)	6,720

Net cash used in operating activities	(85,885)	(69,978)

Cash flows from investing activities:
Net purchases of premises and equipment	(1,188)	(365)
Proceeds from maturity and call of investment securities available-for-sale	20,077	25,518
Proceeds from sale of investment securities available-for-sale	10,013	219
Proceeds from sale of mortgage-backed securities available-for-sale	21,760	43,589
Proceeds from maturity and call of investment securities held-to-maturity	—	2,000
Purchase of investment securities available-for-sale	(20,179)	(31,688)
Purchase of mortgage-backed securities available-for-sale	(37,809)	(31,308)
Purchase of other investments	—	(97)
Redemptions of investment securities available-for-sale	27,910	21,597
Redemptions of investment securities held-to-maturity	4,316	7,204
Proceeds from the sale of other real estate owned	918	515
Net increase in loans receivable, net of deferred fees and costs	(38,791)	(60,391)

Net cash used in investing activities	(12,973)	(23,207)

Cash flows from financing activities:
Net increase in deposits	52,837	61,736
Net increase in other borrowed funds	45,926	13,708
Increase (decrease) in mortgage funding checks	998	(136)
Proceeds from issuance of stock	—	31,622
Proceeds from FHLB advances	10,000	—
Repayments of FHLB advances	(10,000)	—
Stock options exercised	136	58
Shares issued to employee benefits plan	—	1,565
Dividends on common stock	(1,149)	(483)

Net cash provided by financing activities	98,748	108,070

Net increase (decrease) in cash and cash equivalents	(110)	14,885

Cash and cash equivalents at beginning of the year	24,841	45,928

Cash and cash equivalents at end of the period	$24,731	$60,813

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,076	$19,010
Cash paid for income taxes	3,870	1,308

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2

Stock-Based Compensation

At June 30, 2010, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan currently authorizes grants and awards with respect to 2,420,000 shares of the Company’s common stock.  There were 402,168 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of June 30, 2010.

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

Total expense related to the Company’s share-based compensation plans for the three months ended June 30, 2010 and 2009 was $331,000 and $162,000, respectively. Total stock compensation expense for the six months ended June 30, 2010 and 2009 was $391,000 and $228,000, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $104,000 and $55,000 for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, the total income tax benefit recognized in the income statement for share-based compensation was $123,000 and $78,000, respectively.

Options granted during the three and six months ended June 30, 2010 were 57,000 and 62,000, respectively. Options granted during the three and six months ended June 30, 2009 were 52,500 and 120,650, respectively.  The weighted average per share fair value of stock option grants during the three and six months ended June 30, 2010 was $5.19 and $5.10 respectively. The weighted average per share fair value of stock option grants during the three and six months ended June 30, 2009 was $3.38 and $2.80 respectively.  The fair values of the options granted during all periods ended June 30, 2010 and 2009 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Estimated option life	6.5 years	6.5 years	6.5 years	6.5 years
Risk free interest rate	3.01% - 3.30%	2.56%	3.01% - 3.30%	2.10% - 2.56%

Expected volatility	45.90%	44.60%	45.90%	44.60%
Expected dividend yield	0.89%	0.67%	0.89%	0.67%

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

Stock option activity during the six months ended June 30, 2010 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding at December 31, 2009	2,139,433	$8.43
Granted	62,000	11.15
Exercised	(37,150)	3.66
Forfeited	(17,610)	9.35
Expired	(6,424)	4.39
Outstanding at June 30, 2010	2,140,249	$8.60	4.64	$1,370,894
Options exercisable at June 30, 2010	1,993,649	$8.61	4.41	$1,260,196

The intrinsic value of options exercised during the three and six months ended June 30, 2010 was $198,000 and $211,000, respectively. For the options exercised during the three and six months ended June 30, 2009, the intrinsic value was $26,000 and $36,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the six months ended June 30, 2010 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2009	193,700	$4.00
Granted	62,000	5.10
Vested	(102,100)	4.96
Forfeited	(7,000)	3.67
Balance at June 30, 2010	146,600	$3.81

At June 30, 2010, there was $672,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.20 years. The total fair value of shares that vested during the three months ended June 30, 2010 and 2009 was $340,000 and $143,000, respectively. For the six months ended June 30, 2010 and 2009, the total fair value of shares that vested was $506,000 and $247,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2010 and 2009 is as follows:

At and for the Three Months Ended June 30, 2010 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$16,738	$597	$—	$(206)	$—	$17,129
Provision for loan losses	2,700	—	—	—	—	2,700
Non-interest income	1,105	4,821	1,021	(83)	(17)	6,847
Non-interest expense	9,638	2,505	1,358	669	(17)	14,153
Provision for income taxes	1,866	1,012	(117)	(347)	—	2,414
Net income (loss)	$3,639	$1,901	$(220)	$(611)	$—	$4,709

Total Assets	$2,044,065	$295,994	$2,993	$228,855	$(499,240)	$2,072,667
Average Assets	$1,948,579	$165,347	$3,380	$230,807	$(393,579)	$1,954,534

At and for the Three Months Ended June 30, 2009 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$11,412	$779	$—	$(228)	$—	$11,963
Provision for loan losses	1,416	68	—	—	—	1,484
Non-interest income	820	4,458	885	116	(28)	6,251
Non-interest expense	9,223	3,005	784	721	(28)	13,705
Provision for income taxes	387	744	35	(283)	—	883
Net income (loss)	$1,206	$1,420	$66	$(550)	$—	$2,142

Total Assets	$1,824,990	$259,708	$3,407	$217,798	$(441,489)	$1,864,414
Average Assets	$1,769,354	$204,305	$3,434	$198,632	$(399,303)	$1,776,422

At and for the Six Months Ended June 30, 2010 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$31,721	$1,081	$—	$(406)	$—	$32,396
Provision for loan losses	5,125	—	—	—	—	5,125
Non-interest income	2,130	8,459	2,035	(23)	(40)	12,561
Non-interest expense	17,981	5,772	2,176	1,292	(40)	27,181
Provision for income taxes	3,478	1,308	(50)	(594)	—	4,142
Net income (loss)	$7,267	$2,460	$(91)	$(1,127)	$—	$8,509

Total Assets	$2,044,065	$295,994	$2,993	$228,855	$(499,240)	$2,072,667
Average Assets	$1,928,445	$137,473	$3,388	$231,124	$(362,769)	$1,937,661

At and for the Six Months Ended June 30, 2009 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$21,542	$1,510	$—	$(470)	$—	$22,582
Provision for loan losses	2,606	94	—	—	—	2,700
Non-interest income	2,159	8,695	1,706	(508)	(44)	12,008
Non-interest expense	17,170	5,962	1,591	1,064	(44)	25,743
Provision for income taxes	1,064	1,427	39	(694)	—	1,836
Net income (loss)	$2,861	$2,722	$76	$(1,348)	$—	$4,311

Total Assets	$1,824,990	$259,708	$3,407	$217,798	$(441,489)	$1,864,414
Average Assets	$1,740,628	$187,146	$3,455	$189,752	$(372,426)	$1,748,555

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009.  Antidilutive outstanding stock options excluded from weighted average shares outstanding for the diluted earnings per share calculation were 28,132 and 320,513 for three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, antidilutive stock options excluded from weighted average shares outstanding for the diluted earnings per share calculation were 47,748 and 514,319, respectively.  These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands,	June 30,		June 30,
except per share data)	2010	2009	2010	2009

Net income available to common shareholders	$4,709	$2,142	$8,509	$4,311

Weighted average common shares - basic	29,104	25,965	29,084	25,320

Weighted average common shares - diluted	29,641	26,462	29,566	25,788

Earnings per common share - basic	$0.16	$0.08	$0.29	$0.17

Earnings per common share - diluted	$0.16	$0.08	$0.29	$0.17

Weighted average shares for basic earnings per share is increased by the number of shares required to be issued under the Company’s various deferred compensation plans.  These plans provide for a Company match, such match must be in the common stock of the Company.  Employees who participate in the Company’s deferred compensation plans can allocate, at their discretion, their contributions to various investment options, including an option to invest in Company Common Stock.  The incremental weighted average shares attributable to the deferred compensation plans included in diluted outstanding shares assumes the participants opt to invest all of their contributions into the Company’s Common Stock investment option.

The following shows the composition of basic outstanding shares for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Weighted average common shares outstanding	28,739	25,671	28,729	25,037
Weighted average shares attributable to the deferred compensation plans	365	294	355	282
Total weighted average shares - basic	29,104	25,965	29,084	25,319

The following shows the composition of diluted outstanding shares for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Weighted average shares outstanding - basic (from above)	29,104	25,965	29,084	25,319
Incremental weighted average shares attributable to deferred compensation plans	279	355	252	355
Weighted average shares attributable to vested stock options	258	142	230	114
Incremental shares attributable to unvested stock options	—	—	—	—
Total weighted average shares - diluted	29,641	26,462	29,566	25,788

Note 5

Investment Securities

The fair value and amortized cost of investment securities at June 30, 2010 and December 31, 2009 are shown below.

	June 30, 2010
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$30,964	$1,404	$—	$32,368
Mortgage-backed securities	206,270	9,738	(210)	215,798
Municipal securities	64,802	1,293	(243)	65,852
U.S. treasury securities	4,912	178	—	5,090
Total	$306,948	$12,613	$(453)	$319,108

Investment Securities Held-to-Maturity
Mortgage-backed securities	22,833	1,090	—	23,923
Corporate bonds	8,004	—	(4,539)	3,465
Total	$30,837	$1,090	$(4,539)	$27,388

	December 31, 2009
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$56,048	$178	$(567)	$55,659
Mortgage-backed securities	217,723	6,451	(769)	223,405
Municipal securities	59,691	486	(569)	59,608
U.S. treasury securities	4,901	—	(4)	4,897
Total	$338,363	$7,115	$(1,909)	$343,569

Investment Securities Held-to-Maturity
Mortgage-backed securities	27,180	917	(4)	28,093
Corporate bonds	8,004	—	(4,661)	3,343
Total	$35,184	$917	$(4,665)	$31,436

The fair value and amortized cost of investment securities by contractual maturity at June 30, 2010 and December 31, 2009 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
After 1 year but within 5 years	$4,912	$5,090	$—	$—
After 5 years but within 10 years	29,368	31,045	—	—
After 10 years	66,398	67,175	8,004	3,465
Mortgage-backed securities	206,270	215,798	22,833	23,923
Total	$306,948	$319,108	$30,837	$27,388

	December 31, 2009
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
After 1 year but within 5 years	$4,901	$4,897	$—	$—
After 5 years but within 10 years	32,164	32,186	—	—
After 10 years	83,575	83,081	8,004	3,343
Mortgage-backed securities	217,723	223,405	27,180	28,093
Total	$338,363	$343,569	$35,184	$31,436

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

June 30, 2010

Investment Securities Available-for-
Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. treasury securities	$—	$—	$—	$—	—	—
U.S. government - sponsored agencies	—	—	—	—	—	—
Mortgage-backed securities	4,917	(101)	1,992	(109)	6,909	(210)
Municipal securities	5,399	(107)	9,624	(136)	15,023	(243)
Total temporarily impaired securities	$10,316	$(208)	$11,616	$(245)	$21,932	$(453)

Investment Securities Held-to-
Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$20	$—	$43	$—	$63	$—
Corporate bonds	—	—	3,465	(4,539)	3,465	(4,539)
Total temporarily impaired securities	$20	$—	$3,508	$(4,539)	$3,528	$(4,539)

December 31, 2009

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. treasury securities	$4,897	$(4)	$—	$—	4,897	(4)
U.S. government - sponsored agencies	34,816	(567)	—	—	34,816	(567)
Mortgage-backed securities	28,665	(372)	8,258	(397)	36,923	(769)
Municipal securities	22,504	(317)	8,147	(252)	30,651	(569)
Total temporarily impaired securities	$90,882	$(1,260)	$16,405	$(649)	$107,287	$(1,909)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$56	$—	$39	$(4)	$95	$(4)
Corporate bonds	—	—	3,343	(4,661)	3,343	(4,661)
Total temporarily impaired securities	$56	$—	$3,382	$(4,665)	$3,438	$(4,665)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of June 30, 2010, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At June 30, 2010, 96% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $8.5 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At June 30, 2010, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it is probable that it will be required sell any of these temporarily impaired securities prior to the recovery of the amortized cost.

The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at June 30, 2010 (each security has a par value of $2.0 million).  These securities are presented as corporate bonds in the above table.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The

Company owns the A-3 tranches in each issuance.  Each of the bonds is rated by more than one rating agency.  Two of the securities have a composite rating of AA, one of the securities has a composite rating of BB and the other security has a composite rating of B.  There is minimal observable trading activity for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired. The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these corporate bonds prior to the recovery of its investment.

In one of the pooled trust preferred securities issues, 40% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if 48% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 39% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if 31% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 66% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if 84% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 50% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if 73% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three and six month ended June 30, 2010, and the Company does not continue to hold any investment securities for which the Company previously recognized other than temporary impairment.

Note 6

Allowance for Loan Losses

Activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2010 and 2009 is shown below.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2010	2009	2010	2009
Allowance for loan losses, beginning of the period	$19,287	$15,303	$18,636	$14,518

Provision for loan losses	2,700	1,484	5,125	2,700

Loans charged off:
Commercial and industrial	—	(15)	(1,362)	(15)
Residential	(918)	(332)	(1,307)	(1,055)
Consumer	(13)	(290)	(48)	(3)
Total loans charged off	(931)	(637)	(2,717)	(1,073)

Recoveries:
Commercial and industrial	—	—	3	5
Residential	1	—	10	—
Consumer	1	—	1	—
Total recoveries	2	—	14	5

Net (charge offs) recoveries	(929)	(637)	(2,703)	(1,068)

Ending balance, June 30,	$21,058	$16,150	$21,058	$16,150

The allowance for loan losses at June 30, 2010 and December 31, 2009 was $21.1 million and $18.6 million, respectively. Allowance for loan losses ratio to loans receivable, net was 1.58% and 1.44% at June 30, 2010 and December 31, 2009, respectively.  Nonperforming loans at June 30, 2010 and December 31, 2009, were $4.6 million and $847,000, respectively. The increase in nonaccrual loans was a result of one commercial loan which had previously been impaired, having deteriorated further due to a discrete event in 2010.

During 2010, the Company charged off residential loans totaling $1.3 million.  In addition, consumer loans totaling $48,000 have been charged-off during 2010.  The Company recorded charge-offs on three previously impaired commercial loans to one borrower totaling $1.4 million during 2010.

During 2009, the Company charged off three residential loans held at George Mason totaling $454,000 and four residential loans at the Bank totaling $601,000.  In addition, installment loans at the Bank totaling $3,000 were charged off during 2009.  The Bank recorded a partial charge off of a commercial loan totaling $15,000 during the second quarter of 2009.

Note 7

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

At June 30, 2010, accumulated other comprehensive income included an unrealized loss, net of tax, of $181,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at June 30, 2010 that is related to the Company’s cash flow hedges will be recognized in earnings during the third quarter of 2010.

At June 30, 2010, the Company had $135.6 million in residential mortgage rate lock commitments and associated forward sales and $246.0 million in forward loan sales associated with $269.5 million of loans that had closed and presented as held for sale.

The Company has interest rate swaps to mitigate its exposure to interest rate risk.  These interest rate swaps have an aggregate notional amount of $10.0 million to hedge against changes in cash flows caused by movement in interest rates related to the Company’s issuance of $20.0 million in trust preferred securities.  In addition, the Company has an interest rate swap to mitigate the variability in the fair value for one loan receivable.  At June 30, 2010, accumulated other comprehensive income included an after-tax unrealized loss of $185,000 related to these interest rate swaps.

Note 8

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at June 30, 2010 and December 31, 2009.  In addition, the gains and losses related to these derivative instruments is provided for the six months ended June 30, 2010 and 2009.

Derivative Instruments and Hedging Activities

At June 30, 2010

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,934
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,119	Accrued Interest Payable and Other Liabilities	2,177
Total Derivatives Designated as Hedging Instruments		2,119		4,111

Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	4,921	Accrued Interest Payable and Other Liabilities	145
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	145	Accrued Interest Payable and Other Liabilities	461
Total Derivatives Not Designated as Hedging Instruments		5,066		606

Total Derivatives		$7,185		$4,717

Derivative Instruments and Hedging Activities

At December 31, 2009

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$5	Accrued Interest Payable and Other Liabilities	$1,437
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,163	Accrued Interest Payable and Other Liabilities	1,194
Total Derivatives Designated as Hedging Instruments		2,168		2,631

Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,444	Accrued Interest Payable and Other Liabilities	3
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	3	Accrued Interest Payable and Other Liabilities	407
Total Derivatives Not Designated as Hedging Instruments		2,447		410

Total Derivatives		$4,615		$3,041

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended June 30, 2010

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$159	Other Income	$(159)
Total		$159		$(159)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(108)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(174)	Other Income	3,144	Other Income	1
Total	$(282)		$3,144		$1

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	$4,460	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	319	Other Income
Rate Lock Commitments	(319)	Other Income
Total	$4,460

Impact of Derivative Instruments on the Statement of Income

For the Six Months Ended June 30, 2010

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$220	Other Income	$(220)
Total		$220		$(220)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(185)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(175)	Other Income	939	Other Income	1
Total	$(360)		$939		$1

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	$7,401	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	509	Other Income
Rate Lock Commitments	(509)	Other Income
Total	$7,401

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended June 30, 2009

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$(434)	Other Income	$434
Total		$(434)		$434

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$165	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(59)	Other Income	(791)	Other Income	1
Total	$106		$(791)		$1

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	$1,591	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(101)	Other Income
Rate Lock Commitments	101	Other Income
Total	$1,591

Impact of Derivative Instruments on the Statement of Income

For the Six Months Ended June 30, 2009

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$(463)	Other Income	$463
Total		$(463)		$463

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$162	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(266)	Other Income	(1,070)	Other Income	1
Total	$(104)		$(1,070)		$1

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	$3,628	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	303	Other Income
Rate Lock Commitments	(303)	Other Income
Total	$3,628

Note 9

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at June 30, 2010 is as follows:

			Wealth Management
	Mortgage Banking		and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2009	$1,781	$1,039	$795	$576	$2,576	$1,615
2010 activity:
Customer relationship intangibles	—	99	—	20	—	119
Balance at June 30, 2010	$1,781	$1,138	$795	$596	$2,576	$1,734

The aggregate amortization expense was $60,000 for each of the three months ended June 30, 2010 and 2009. For each of the six months ended June 30, 2010 and 2009, the aggregate amortization expense was $119,000.

The estimated amortization expense for the next five years is as follows:

(In thousands)
2010 (July – December)	$119
2011	238
2012	238
2013	189
2014	41
2015 and thereafter	17

The carrying amount of goodwill at June 30, 2010 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2009	$22	$10,120	$2,832	$12,974
Goodwill impairment charge	—	—	(451)	(451)
Balance at June 30, 2010	$22	$10,120	$2,381	$12,523

Goodwill of each of the Company’s business segments is tested for impairment on an annual basis or more frequently if events or circumstances warrant.

For the period ended June 30, 2010, the Company performed its annual review of goodwill at Wilson/Bennett, a reporting unit within its Wealth Management and Trust Services segment, and recognized an impairment charge of $451,000. The analysis included the use of the expected present value technique.  This technique uses the probability-weighted average of expected cash flows.  The cash flow assumptions have been determined based upon recent and expected experience in growth or declines of assets under management, recent expense trends and recent valuations of other asset management firms and the costs associated with executing our business plan.  These cash flows are then discounted at a risk free rate that is adjusted by a risk premium as represented by the beta of a portfolio of other publically traded asset management firms. Also, in 2006, the Company recorded impairment of goodwill and other intangible assets of $2.96 million associated with this reporting unit.

Historically, Wilson/Bennett and Cardinal Trust and Investments have been separate reporting units within the Wealth Management and Trust Services business segment.  Both of these units manage financial assets for institutional clients and for upper middle class to wealthy individuals.  The Company now uses one “wealth management” sales team to present financial products to prospects and also to service our existing clients.  The “back office” for each of these components is performed by the same administrative staff, and there is one member of management that oversees the combined sales effort and manages the operations.  Prospectively and beginning in the third quarter of 2010, the Wilson/Bennett and Cardinal Trust and Investments reporting units will be combined into a single reporting unit and future evaluations of the recoverability of goodwill and other intangible assets will be based on the combined cash flows of these businesses.

Note 10

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at June 30, 2010 are collateralized.

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

Commitments to extend credit of $137.4 million as of June 30, 2010 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.  Commitments to extend credit totaling $390.2 million primarily have floating rates as of June 30, 2010.  At June 30, 2010, standby letters of credit were $15.8 million.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  At June 30, 2010, this reserve had a balance of $1.3 million.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims.

In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans originated by the managed companies at the time of origination.  These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers’ failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program these loans from investors specified by the loan investor, the managed company be responsible for buying back the loan.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.  In this instance, George Mason would establish an allowance on the receivable from the managed company.  There is no such allowance recorded at June 30, 2010 as management fully recovered all amounts owed by managed companies as of June 30, 2010.

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

Note 11

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

Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recurring Fair Value Measurements

All classes of the Company’s investment securities available-for-sale with the exception of its treasury securities, the Company’s trading investment securities, which include cash equivalents and mutual funds, and bank-owned life insurance, are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service and therefore fall into the Level 2 category.  This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.  The Company’s treasury securities are recorded at fair value using unadjusted quoted market prices for identical securities and therefore fall under the Level 1 category.

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

The Company’s interest rate swap derivatives in fair value and cash flow hedges are recorded at fair value using published yield curve rates from a national valuation service.  These observable rates and inputs are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date.  In the normal course of business, George Mason and Cardinal First (collectively, the “mortgage companies”) enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage companies.  All borrowers are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the mortgage companies enter into best efforts forward sales contracts to sell loans to investors.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  Both the rate lock commitments to the borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings.  These valuations fall into a Level 2 category.

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three and six months ended June 30, 2010.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are shown below:

At June 30, 2010 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,090	$5,090	$—	$—
U.S. government- sponsored agencies	32,368	—	32,368	—
Mortgage-backed securities	215,798	—	215,798	—
Municipal securities	65,852	—	65,852	—
Investment securities - trading	4,233	—	4,233	—
Loans receivable	13,204	—	13,204	—
Bank-owned life insurance	34,038	—	34,038	—
Derivative liability - interest rate swaps	1,934	—	1,934	—
Derivative asset - forward loan sales commitments	7,040	—	7,040	—
Derivative asset — interest rate lock commitments	145	—	145	—
Derivative liability - forward loan sales commitments	2,322	—	2,322	—
Derivative liability — interest rate lock commitments	461	—	461	—

At December 31, 2009 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:	$343,569	$4,897	$338,672	$—
Investment securities - trading	3,724	—	3,724	—
Loans receivable	13,078	—	13,078	—
Bank-owned life insurance	33,712	—	33,712	—
Derivative liability - interest rate swaps	1,437	—	1,437	—
Derivative Asset - interest rate swaps	5	—	5	—
Derivative asset - forward loan sales commitments	4,607	—	4,607	—
Derivative asset — interest rate lock commitments	3	—	3	—
Derivative liability - forward loan sales commitments	1,197	—	1,197	—
Derivative liability — interest rate lock commitments	407	—	407	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s corporate bonds held in its held-to-maturity investment securities portfolio, nonaccrual loans and other real estate owned.  In addition, the Company’s valuation of the Wilson/Bennett reporting unit and the related goodwill are measured at fair value on a nonrecurring basis.

At June 30, 2010 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Wilson/Bennett — goodwill	$2,431	$—	$—	$2,431
Corporate bonds	3,465	—	—	3,465
Nonaccrual loans	4,560	—	4,560	—
Other real estate owned	2,915	—	2,915	—

At December 31, 2009 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
George Mason — Reporting Unit	$24, 010	$—	$—	$24,010
Wilson/Bennett — Reporting Unit	3,551	—	—	3,551
Corporate bonds	3,343	—	—	3,343
Nonaccrual loans	696	—	696	—
Other real estate owned	4,991	—	4,991	—

See Note 9 for additional information related to the valuation of the Wilson/Bennett goodwill fair value. Note 5 provides information on the valuation of the Company’s corporate bonds.

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

Although management uses its best judgment in estimating the fair value of financial instruments, there are inherent limitations in any estimation technique.  Because of the wide range of valuation techniques and the numerous estimates and assumptions which must be made, it may be difficult to make reasonable comparisons between the Company’s fair value information and that of other banking institutions.  It is important that the many uncertainties be considered when using the estimated fair value disclosures and that, because of these uncertainties, the aggregate fair value amount should not be construed as representative of the underlying value of the Company

Fair Value of Financial Instruments

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,731	$24,731
Investment securities held-to-maturity and other investments	47,304	43,855
Loans held for sale	269,467	269,467
Loans receivable, net	1,311,882	1,323,819
Accrued interest receivable	6,664	6,664

Financial liabilities:
Demand deposits	$195,428	$195,428
Interest checking	133,437	133,437
Money market and statement savings	363,026	363,026
Certificates of deposit	657,952	668,013
Other borrowed funds	473,505	499,040
Accrued interest payable	1,456	1,456

	December 31, 2009
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,841	$24,841
Investment securities held-to-maturity and other investments	51,651	47,903
Loans held for sale	179,469	179,469
Loans receivable, net	1,279,657	1,279,515
Accrued interest receivable	6,151	6,151

Financial liabilities:
Demand deposits	$166,019	$166,019
Interest checking	129,795	129,795
Money market and statement savings	353,694	353,694
Certificates of deposit	647,497	655,049
Other borrowed funds	427,579	448,657
Accrued interest payable	1,368	1,368

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2010 and December 31, 2009 and the unaudited results of our operations for the three and six months ended June 30, 2010 and 2009. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank with 26 banking offices located in Northern Virginia and the greater Washington D.C. metropolitan area.  The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, so that SEC filers, as defined in the ASU, no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The adoption of this standard did not have a material impact on our consolidated financial condition or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This guidance significantly expands required disclosures for the allowance for loan losses and the credit quality of financing receivables.  The disclosures will provide information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for loan losses, and the reasons for the change in the allowance for loan losses.  Public entities will need to begin providing disclosures for all periods ending on or after December 15, 2010, and we will provide the required disclosures in our financial statements for the year ending December 31, 2010.

2010 Economic Environment

Our credit quality remains strong despite the challenging economic environment.  At June 30, 2010, we have non-accrual loans totaling $4.6 million and no loans contractually past due 90 days or more as to principal or interest.  Annualized net charge-offs were 0.42% of our average loans receivable for the six months ended June 30, 2010. Loan originations from our mortgage banking segment have decreased compared to the first six months of 2009, even though the first-time home buyers credit was extended to April 30, 2010.  However, net income from our mortgage banking segment increased to $1.9 million for the three months ended June 30, 2010, respectively, compared to net income of $1.4 million for the same period of 2009.  The increase in net income is a result of expense containment we implemented during 2009 and into 2010.

Financial market disturbances over the past two years continue to impact our results. Market illiquidity continues to impact certain portions of our investment securities portfolio, specifically the ratings of certain corporate bonds in our portfolio. We hold investments of $8.0 million in par value of pooled trust preferred securities, which are significantly below book value as of June 30, 2010 due to the lack of liquidity in the market and investor apprehension for investing in these types of investments.

We expect very challenging economic and operating conditions to continue for the foreseeable future. These conditions could continue to affect the markets in which we do business and could adversely impact our results for the remainder of 2010. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

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

The U.S. government continues to enact legislation and develop various programs and initiatives designed to stabilize the housing markets and stimulate the economy. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law. We are unsure of the impact this Act will have on our business, operations or our financial condition.

Statements of Income

General

For the three months ended June 30, 2010 and 2009, we reported net income of $4.7 million and $2.1 million, respectively.  Net interest income after the provision for loan losses increased $4.0 million to $14.4 million for the three months ended June 30, 2010 compared to $10.5 million for the three months ended June 30, 2009.  Despite an increase in our provision for loan losses, the increase in net interest income after provision for loan losses was due to an increase in our net interest income of $5.2 million to $17.1 million for the three months ended

June 30, 2010.  Provision for loan losses for the three months ended June 30, 2010 was $2.7 million, an increase of $1.2 million, compared to $1.5 million for the same period of 2009.  Noninterest income for the three months ended June 30, 2010 and 2009 was $6.8 million and $6.3 million, respectively, an increase of $596,000.  Realized and unrealized gains on mortgage banking activities increased $338,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  In addition, income from managed companies increased $461,000 to $844,000 for the three months ended June 30, 2010 compared to $383,000 for the same three month period of 2009.  For the three months ended June 30, 2010, noninterest expense increased to $14.2 million, compared to $13.7 million for the same period of 2009.  The increase in noninterest expense is attributable to increases in salary and benefits expense as we have added personnel in our wealth management and mortgage banking operations.

For the three months ended June 30, 2010, basic and diluted income per common share were each $0.16.  Basic and diluted earnings per common share for the three months ended June 30, 2009 were each $0.08.  Weighted average fully diluted shares outstanding for the three months ended June 30, 2010 and 2009 were 29,641,022 and 26,462,234, respectively.

Return on average assets for the three months ended June 30, 2010 and 2009 was 0.96% and 0.48%, respectively. Return on average equity for the three months ended June 30, 2010 and 2009 was 8.84% and 4.82%, respectively.

Net income for the six months ended June 30, 2010 and 2009 was $8.5 million and $4.3 million, respectively, an increase of $4.2 million, or 97%.  Net interest income after provision for loan losses for the six months ended June 30, 2010 increased $7.4 million to $27.3 million, compared to $19.9 million for the same six month period of 2009.  The increase in net interest income after provision for loan losses is directly related to our increase in net interest income for the periods presented, despite an increase in provision for loan losses.  Net interest income increased to $32.4 million for the six months ended June 30, 2010, compared to $22.6 million for the six months ended June 30, 2009.  Provision for loan losses for the six months ended June 30, 2010 and 2009 were $5.1 million and $2.7 million, respectively, an increase of $2.4 million.  Noninterest income increased $553,000 to $12.6 million for the six months ended June 30, 2010, compared to $12.0 million for the same period of 2009.  The increase in noninterest income is primarily related to an increase in fee income from our managed companies due to increased loan origination activity from this business line.  Noninterest expense was $27.2 million for the six months ended June 30, 2010, an increase of $1.4 million compared to $25.7 million for the six months ended June 30, 2009.

For the six months ended June 30, 2010, basic and diluted income per common share were each $0.29.  Basic and diluted earnings per common share for the six months ended June 30, 2009 were each $0.17.  Weighted average fully diluted shares outstanding for the six months ended June 30, 2010 and 2009 were 29,565,862 and 25,787,621, respectively.

Return on average assets for the six months ended June 30, 2010 and 2009 was 0.88% and 0.49%, respectively. Return on average equity for the six months ended June 30, 2010 and 2009 was 8.10% and 5.08%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management and trust services.  Net income attributable to the commercial banking segment for the three months ended June 30, 2010 was $3.6 million compared to net income of

$1.2 million for the three months ended June 30, 2009.  Net interest income increased $5.3 million to $16.7 million for the three months ended June 30, 2010, compared to $11.4 million for the same period of 2009.  Provision for loan losses increased $1.3 million to $2.7 million for the three months ended June 30, 2010 compared to $1.4 million for the same period of 2009.  The increase in provision expense is related to current economic and market conditions and an increase in loan charge-offs during 2010.  Noninterest income increased to $1.1 million for the three months ended June 30, 2010 compared to $820,000 for the three months ended June 30, 2009.  During the second quarter of 2010, gains of $269,000 were recorded on sales of investment securities available-for-sale, compared to none for the three months ended June 30, 2009.  Noninterest expense was $9.6 million for the three months ended June 30, 2010, compared to $9.2 million for the same period of 2009.  The increase in noninterest expense for the second quarter of 2010 as compared to the same period of 2009 is primarily due to expenses related to our core system conversion, branch expansion and additions to our staffing levels at the Bank.

For the six months ended June 30, 2010, net income attributable to the commercial banking segment was $7.3 million, and increase of $4.4 million, from $2.9 million for the same six month period of 2009.  The increase in net income is attributable to the increase in our net interest income for the periods presented.  Net interest income increased $10.2 million to $31.7 million for the six month ended June 30, 2010, compared to $21.5 million for the six months ended June 30, 2009.  Provision for loan losses increased $2.5 million to $5.1 million for the six months ended June 30, 2010, again as a result of the current economic and market conditions and these impacts on our borrowers.  Noninterest income for the six months ended June 30, 2010 and 2009 was $2.1 million and $2.2 million, respectively.  Noninterest expense increased to $18.0 million from $17.2 million for the six months ended June 30, 2010 compared to the same period of 2009.

The mortgage banking segment reported net income of $1.9 million for the three months ended June 30, 2010 compared to a net income of $1.4 million for the three months ended June 30, 2009.  The increase in net income for the three months ended June 30, 2010 was primarily attributable to certain cost containment initiatives implemented during 2009.  For the six months ended June 30, 2010, net income was $2.5 million, a decrease of $262,000 as compared to $2.7 million for the six months ended June 30, 2009.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded a net loss of $220,000 for the three months ended June 30, 2010, compared to net income of $66,000 for the three months ended June 30, 2009.  For the six months ended June 30, 2010, this business segment recorded a net loss of $91,000 compared to net income of $76,000 for the same period of 2009.  The decrease in net income during 2010 is primarily attributable to our recording an impairment charge of $451,000 as a result of our annual impairment assessment related to the Wilson/Bennett goodwill.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.  Net interest income for the three months ended June 30, 2010 and 2009 was $17.1 million and $12.0 million, respectively, a period-to-period increase of $5.2 million, or 43%. For the six months ended June 30, 2010, our net interest income was $32.4 million, compared to $22.6 million for the same period of 2009, an increase of $9.8 million, or 43%.  The net yields on our assets increased as a result of our moderately increasing interest-earning assets while lowering the interest rates on our deposit liabilities.

Specifically, interest income on loans receivable, increased $2.1 million for the three months ended June 30, 2010 compared to the same three month period of 2009.  For the six months ended June 30, 2010, interest income on loans receivable increased $4.4 million as compared to the six months ended June 30, 2009.  The increase in interest income on loans receivable is a result of an increase in the volume of our loans receivable portfolio.  Interest income on loans held for sale decreased $239,000 to $2.0 million for the three months ended June 30, 2010, a direct result of a period-to-period decrease in loan originations in our held for sale portfolio.  For the six months ended June 30, 2010, interest income from loans held for sale decreased $759,000 to $3.3 million compared to $4.0 million for the six months ended June 30, 2009.

Interest income on investment securities, increased $987,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  For the six months ended June 30, 2010, interest income on investment securities increased $1.6 million.  The increase in interest income on investment securities is directly related to an increase of purchases of investment securities over the past year.

Total interest expense has decreased $2.4 million for the three months ended June 30, 2010 as compared to the same period of 2009.  For the six months ended June 30, 2010, total interest expense decreased $4.6 million as compared to the same six month period of 2009.  The decrease in total interest expense is mostly related to the decreases we have taken in the interest rates we pay on our interest checking and savings deposit accounts.  In addition, our certificates of deposit are repricing at lower interest rates.

Our net interest margin, on a tax-equivalent basis, which equals net interest income divided by average interest earning assets, was 3.74% and 2.84% for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, net interest margin was 3.56% and 2.73%, respectively.  The increases in our net interest margin are again attributable to our balance sheet management and strategically decreasing the interest rates we pay on our deposit liabilities.  The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended June 30, 2010, 2009 and 2008

(In thousands)

	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$153,902	$1,837	4.77%	$158,159	$1,849	4.67%	$126,374	$1,882	5.96%
Real estate - commercial	610,283	9,467	6.21%	538,079	8,440	6.27%	428,435	7,018	6.55%
Real estate - construction	196,685	2,740	5.57%	174,903	2,078	4.75%	191,377	2,799	5.85%
Real estate - residential	225,010	2,961	5.26%	197,985	2,670	5.39%	213,725	2,984	5.58%
Home equity lines	118,437	1,108	3.75%	109,430	994	3.64%	90,352	1,049	4.66%
Consumer	2,604	36	5.55%	2,426	39	6.61%	2,675	39	5.85%
Total loans	1,306,921	18,149	5.55%	1,180,982	16,070	5.44%	1,052,938	15,771	5.99%

Loans held for sale	159,316	1,957	4.91%	202,499	2,196	4.34%	141,583	1,955	5.52%
Investment securities available-for-sale	329,358	3,740	4.54%	198,129	2,533	5.11%	269,136	3,572	5.31%
Investment securities held-to-maturity	31,814	266	3.34%	44,753	419	3.75%	59,631	628	4.21%
Other investments	15,728	10	0.26%	15,728	—	0.00%	15,066	215	5.72%
Federal funds sold	8,372	4	0.24%	56,997	31	0.22%	31,348	178	2.29%
Total interest-earning assets and interest income (2)	1,851,509	24,126	5.21%	1,699,088	21,249	5.00%	1,569,702	22,319	5.69%

Noninterest earning assets:
Cash and due from banks	$11,236			$1,762			$6,710
Premises and equipment, net	15,901			15,907			17,743
Goodwill and other intangibles, net	13,847			14,093			17,147
Accrued interest and other assets	81,595			61,305			53,573
Allowance for loan losses	(19,554)			(15,733)			(12,005)
Total assets	$1,954,534			$1,776,422			$1,652,870

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	136,023	108	0.32%	123,000	302	0.98%	124,892	661	2.12%
Money markets	98,776	138	0.56%	49,553	137	1.11%	39,825	242	2.44%
Statement savings	277,607	303	0.44%	282,285	1,103	1.57%	378,143	2,632	2.79%
Certificates of deposit	650,729	3,253	2.00%	618,865	4,505	2.92%	455,095	4,324	3.81%
Total interest - bearing deposits	1,163,135	3,802	1.31%	1,073,703	6,047	2.26%	997,955	7,859	3.16%

Other borrowed funds	369,896	3,013	3.27%	353,883	3,120	3.54%	347,775	3,273	3.77%

Total interest-bearing liabilities and interest expense	1,533,031	6,815	1.78%	1,427,586	9,167	2.58%	1,345,730	11,132	3.32%

Noninterest-bearing liabilities:
Demand deposits	187,279			148,407			124,757
Other liabilities	21,165			22,515			18,998
Common shareholders’ equity	213,059			177,914			163,385
Total liabilities and shareholders’ equity	$1,954,534			$1,776,422			$1,652,870

Net interest income and net interest margin (2)		$17,311	3.74%		$12,082	2.84%		$11,187	2.85%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 32%.

Rate and Volume Analysis

Three Months Ended June 30, 2010, 2009 and 2008

(In thousands)

	2010 Compared to 2009			2009 Compared to 2008
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$(50)	$38	$(12)	$477	$(510)	$(33)
Real estate - commercial	1,133	(106)	1,027	1,796	(374)	1,422
Real estate - construction	259	403	662	(241)	(480)	(721)
Real estate - residential	364	(73)	291	(220)	(94)	(314)
Home equity lines	82	32	114	223	(278)	(55)
Consumer	3	(6)	(3)	(5)	5	(0)
Total loans	1,791	288	2,079	2,030	(1,731)	299

Loans held for sale	(468)	229	(239)	841	(600)	241
Investment securities available-for-sale	1,678	(471)	1,207	(942)	(97)	(1,039)
Investment securities held-to-maturity	(121)	(32)	(153)	(157)	(52)	(209)
Other investments	0	10	10	10	(225)	(215)
Federal funds sold	(27)	0	(27)	148	(295)	(147)

Total interest income (2)	2,853	24	2,877	1,930	(3,000)	(1,070)

Interest expense:

Interest - bearing deposits:

Interest checking	32	(226)	(194)	(10)	(349)	(359)
Money markets	136	(135)	1	59	(164)	(105)
Statement savings	(18)	(782)	(800)	(667)	(862)	(1,529)
Certificates of deposit	232	(1,484)	(1,252)	1,556	(1,375)	181
Total interest - bearing deposits	382	(2,627)	(2,245)	938	(2,750)	(1,812)

Other borrowed funds	141	(248)	(107)	57	(210)	(153)

Total interest expense	523	(2,875)	(2,352)	995	(2,960)	(1,965)

Net interest income (2)	$2,330	$2,899	$5,229	$935	$(40)	$895

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 32%.

(3) Changes attributable to rate/volume have been allocated to volume.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Six Months Ended June 30, 2010, 2009 and 2008

(In thousands)

	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$156,924	$3,677	4.69%	$164,302	$3,941	4.80%	$131,455	$4,237	6.45%
Real estate - commercial	604,878	18,615	6.15%	514,029	16,091	6.26%	422,046	13,857	6.57%
Real estate - construction	193,632	5,355	5.53%	177,292	3,844	4.34%	191,130	6,021	6.30%
Real estate - residential	225,526	5,884	5.22%	202,455	5,498	5.43%	212,845	5,986	5.62%
Home equity lines	118,505	2,168	3.69%	107,659	1,970	3.69%	87,761	2,208	5.06%
Consumer	2,646	76	5.79%	2,469	75	6.21%	2,717	89	6.59%
Total loans	1,302,111	35,775	5.49%	1,168,206	31,419	5.38%	1,047,954	32,398	6.18%

Loans held for sale	129,766	3,262	5.03%	187,241	4,021	4.29%	140,459	4,084	5.81%
Investment securities available-for-sale	330,559	7,490	4.53%	215,140	5,521	5.13%	267,192	6,978	5.22%
Investment securities held-to-maturity	32,892	553	3.36%	46,894	904	3.86%	65,065	1,377	4.23%
Other investments	15,728	21	0.26%	15,681	(19)	-0.25%	14,840	433	5.84%
Federal funds sold	23,572	28	0.24%	40,173	44	0.22%	25,022	316	2.54%
Total interest-earning assets and interest income (2)	1,834,628	47,129	5.14%	1,673,335	41,890	5.01%	1,560,532	45,586	5.84%

Noninterest earning assets:
Cash and due from banks	$12,908			$931			$7,671
Premises and equipment, net	15,838			16,106			18,011
Goodwill and other intangibles, net	13,880			14,123			17,180
Accrued interest and other assets	79,734			59,293			52,827
Allowance for loan losses	(19,327)			(15,233)			(11,903)
Total assets	$1,937,661			$1,748,555			$1,644,318

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	134,087	318	0.48%	121,098	678	1.13%	124,864	1,496	2.41%
Money markets	91,315	299	0.66%	46,945	284	1.22%	41,076	534	2.61%
Statement savings	282,512	915	0.65%	271,925	2,288	1.70%	376,582	5,933	3.17%
Certificates of deposit	648,468	6,905	2.15%	612,760	9,554	3.14%	452,793	9,244	4.11%
Total interest - bearing deposits	1,156,382	8,437	1.47%	1,052,728	12,804	2.45%	995,315	17,207	3.48%

Other borrowed funds	369,568	6,035	3.29%	363,946	6,263	3.47%	343,719	6,745	3.95%

Total interest-bearing liabilities and interest expense	1,525,950	14,472	1.91%	1,416,674	19,067	2.71%	1,339,034	23,952	3.60%

Noninterest-bearing liabilities:
Demand deposits	180,448			141,132			123,583
Other liabilities	21,221			21,050			19,327
Common shareholders’ equity	210,042			169,699			162,374
Total liabilities and shareholders’ equity	$1,937,661			$1,748,555			$1,644,318

Net interest income and net interest margin (2)		$32,657	3.56%		$22,823	2.73%		$21,634	2.77%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 32%.

Rate and Volume Analysis

Six Months Ended June 30, 2010, 2009 and 2008

(In thousands)

	2010 Compared to 2009			2009 Compared to 2008
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$(177)	$(87)	$(264)	$1,059	$(1,355)	$(296)
Real estate - commercial	2,844	(320)	2,524	3,020	(786)	2,234
Real estate - construction	354	1,157	1,511	(436)	(1,741)	(2,177)
Real estate - residential	627	(241)	386	(292)	(196)	(488)
Home equity lines	198	(0)	198	495	(733)	(238)
Consumer	5	(4)	1	(9)	(5)	(14)
Total loans	3,851	505	4,356	3,837	(4,816)	(979)

Loans held for sale	(1,234)	475	(759)	1,351	(1,414)	(63)
Investment securities available-for-sale	2,962	(993)	1,969	(1,359)	(98)	(1,457)
Investment securities held-to-maturity	(270)	(81)	(351)	(385)	(88)	(473)
Other investments	(0)	40	40	25	(477)	(452)
Federal funds sold	(18)	2	(16)	189	(461)	(272)

Total interest income (2)	5,291	(52)	5,239	3,658	(7,354)	(3,696)

Interest expense:

Interest - bearing deposits:

Interest checking	73	(433)	(360)	(49)	(769)	(818)
Money markets	268	(253)	15	75	(325)	(250)
Statement savings	89	(1,462)	(1,373)	(1,661)	(1,984)	(3,645)
Certificates of deposit	557	(3,206)	(2,649)	3,231	(2,921)	310
Total interest - bearing deposits	987	(5,354)	(4,367)	1,596	(5,999)	(4,403)

Other borrowed funds	97	(325)	(228)	377	(859)	(482)

Total interest expense	1,084	(5,679)	(4,595)	1,973	(6,858)	(4,885)

Net interest income (2)	$4,207	$5,627	$9,834	$1,685	$(496)	$1,189

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 32%.

(3) Changes attributable to rate/volume have been allocated to volume.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2010 and 2009 was $2.7 million and $1.5 million, respectively. For the six months ended June 30, 2010 and 2009, our provision for loan losses was $5.1 million and $2.7 million, respectively.  The increase in our provision expense during 2010 compared to 2009 is a direct result of increases in non-performing loans and the adverse migration of certain loans through our allowance for loan losses calculation model because of ongoing adverse economic conditions.  While we continue to report strong credit quality in our loan portfolio, we have experienced increases in our watch list credits and net charge-offs.  Our provision expense was also impacted by net new loan growth in addition to our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.”

During 2010, we charged off residential loans totaling $1.3 million.  In addition, consumer loans totaling $48,000 have been charged-off during 2010.  We recorded charge-offs on three previously impaired commercial loans to one borrower totaling $1.4 million during 2010.

The allowance for loan losses at June 30, 2010 and December 31, 2009 was $21.1 million and $18.6 million, respectively. Our allowance for loan losses ratio to loans receivable, net was 1.58% and 1.44% at June 30, 2010 and December 31, 2009, respectively.  Nonperforming loans at June 30, 2010 and December 31, 2009, were $4.6 million and $847,000, respectively. The increase in our nonaccrual loans was a result of one commercial loan which had previously been impaired, having deteriorated further due to a discrete event in 2010.

Continued challenging economic conditions could adversely affect our home equity loans of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Continued deterioration in commercial and residential real estate values, employment data and household incomes could result in higher credit losses for us.  Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At June 30, 2010, our commercial real estate portfolio was 47% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three amd Six Months Ended June 30, 2010 and 2009

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance, beginning of the period	$19,287	$15,303	$18,636	$14,518

Provision for loan losses	2,700	1,484	5,125	2,700

Loans charged off:
Commercial and industrial	—	(15)	(1,362)	(15)
Residential	(918)	(332)	(1,307)	(1,055)
Consumer	(13)	(290)	(48)	(3)
Total loans charged off	(931)	(637)	(2,717)	(1,073)

Recoveries:
Commercial and industrial	—	—	3	5
Residential	1	—	10	—
Consumer	1	—	1	—
Total recoveries	2	—	14	5

Net (charge offs) recoveries	(929)	(637)	(2,703)	(1,068)

Ending balance, June 30,	$21,058	$16,150	$21,058	$16,150

	June 30,	June 30,
	2010	2009
Loans:
Balance at period end	$1,329,520	$1,198,671
Allowance for loan losses to loans receivable, net of fees	1.58%	1.76%
Annualized net charge-offs to average loans receivable	0.42%	0.18%

Allocation of the Allowance for Loan Losses

At June 30, 2010 and December 31, 2009

(In thousands)

	June 30,		December 31,
	2010		2009
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,310	12.03%	$2,797	12.45%
Real estate - commercial	10,143	46.69%	9,666	45.80%
Real estate - construction	5,280	14.76%	2,829	14.80%
Real estate - residential	2,051	17.39%	2,096	17.67%
Home equity lines	1,219	8.91%	1,182	9.07%
Consumer	55	0.22%	66	0.21%

Total allowance for loan losses	$21,058	100.00%	$18,636	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans Receivable

At June 30, 2010 and December 31, 2009

(In thousands)

	June 30,	December 31,
	2010	2009
Nonaccruing loans	$4,560	$696

Loans contractually past-due 90 days or more and still accruing	—	151

Total nonperforming loans receivable	$4,560	$847

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Noninterest income for the three months ended June 30, 2010 and 2009 was $6.8 million and $6.3 million, respectively.  Realized and unrealized gains on mortgage banking activities by our mortgage banking segment for the three months ended June 30, 2010 and 2009 were $3.7 million and $3.4 million, respectively, an increase of $338,000, or 10%.  While our loan origination volume has decreased, the margin we earn on loan sales has significantly increased which has resulted in the increase in our gains.  Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees and gains associated with our sales of loans to third party investors.  Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.  For the six months ended June 30, 2010 and 2009, realized and unrealized gains on mortgage banking activities were $6.5 million and $6.7 million, respectively.  This decrease is attributable to the decrease in loan origination and sales volume for the year to date 2010 compared to 2009.

Management fee income, which represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales, increased $461,000 to $844,000 for the three months ended June 30, 2010 as compared to $383,000 for the three months ended June 30, 2009.  For the six months ended June 30, 2010 and 2009, management fee income was $1.4 million and $714,000, respectively.  This component of our mortgage banking business has seen increases in loan origination and sales volume which contributes to the increase in our management fee income.

Loan fees decreased $385,000 to $440,000 for the three months ended June 30, 2010 as compared to the same period of 2009.  For the six months ended June 30, 2010 and 2009, loan fees were $812,000 and $1.7 million, respectively, a decrease of $846,000.  The decrease is primarily related to a decrease in loan originations and sales at our mortgage banking segment, specifically at George Mason’s title company.

Investment fee income increased $135,000 to $1.0 million for the three months ended June 30, 2010 compared to $825,000 for the same period of 2009. For the six months ended June 30, 2010 and 2009, investment fee income was $2.0 million and $1.7 million, respectively.  The increase in investment fee income is attributable to increases in the market values of managed and custodial assets and an increase in customer relationships in our trust division and Wilson/Bennett.

The increase in the cash surrender value of our bank-owned life insurance for the three and six months ended June 30, 2010 and 2009 was $177,000 and $326,000, respectively.  For the same three and six month periods of 2009, income from our bank-owned life insurance was $157,000 and $233,000, respectively.  The increase is directly related to increases in the underlying value of the investments.

For the three and six months ended June 30, 2010, we recorded net gains on sales of investment securities available-for-sale of $269,000 and $533,000, respectively.  No gains from sales of investment securities were recorded for the three months ended June 30, 2009.  For the six months ended June 30, 2009, gains of $552,000 were recorded on sales of investment securities.  We recorded a net realized loss of $87,000 and $31,000 for the three and six months ended June 30, 2010, respectively, on our trading securities portfolio.  For the three and six months ended June 30, 2009, we recorded a net gain of $111,000 and a net loss of $520,000, respectively, on our trading securities portfolio.  The loss recorded during 2009 was a result of our purchase of investments to economically hedge against fair value changes of our nonqualified deferred compensation plan liability.  These investments are designated as trading securities, and as such, the changes in fair value are reflected in earnings.  These trading losses were primarily the result of lower stock prices and were partially offset by a reduction in the period’s compensation expense associated with this benefit plan.

Noninterest income represented 29% and 34% of our total revenues for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, noninterest income as a percentage of our total revenues was 28% and 35%, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended June 30, 2010 was $14.2 million, compared to $13.7 million for the same period of 2009, an increase of $448,000.  For the six months ended June 30, 2010 and 2009, noninterest expense was $27.2 million and $25.7 million, respectively, an increase of $1.4 million, or 6%.

For the quarter ended June 30, 2010, salaries and benefits expense increased to $6.7 million up from $6.2 million for the quarter ended June 30, 2009.  The increase in salaries and benefits expense is mostly related to increases in personnel at our wealth management and mortgage banking segments.  Data communications expense increased $407,000 to $1.2 million for the three months ended June 30, 2010 as compared to $837,000 for the same period of 2009, a result of deconversion costs charged by our existing vendor for our upcoming systems conversion to a new applications vendor which occurred during the second quarter of 2010.  Also contributing to the increase in our noninterest expense for 2010 was an impairment charge of $451,000 related to our annual impairment analysis of the goodwill associated with our Wilson/Bennett reporting unit.  Additional increases in noninterest expense are related to branch expansion as we added a banking office and a mortgage banking office during the 2010 quarter.  FDIC insurance premiums decreased $805,000 to $519,000 for the three months ended June 30, 2010 compared to $1.3 million for the same period of 2009.  The decrease in the assessment is due to the FDIC’s special assessment which occurred during the second quarter of 2009.  In addition, mortgage loan repurchases and settlement decreased $759,000 during the three months ended June 30, 2010 as compared to the same period of 2009 as a result of completing a settlement with a mortgage correspondent during the second quarter of 2010.

For the year to date June 30, 2010, salaries and benefits expense increased to $12.9 million up from $11.7 million for the six months ended June 30, 2009.  Data communications expense increased $560,000 to $2.1 million for the six months ended June 30, 2010 as compared to $1.6 million for the same period of 2009.  These increases were attributable to the aforementioned increases in personnel and our core system conversion.  Additional increases in noninterest expense are related to branch expansion as we added a banking office and a mortgage banking office during the 2010 quarter.  FDIC insurance premiums decreased $671,000 to $1.1 million for the six months ended June 30, 2010 compared to $1.7 million for the same period of 2009.  Mortgage loan repurchases and settlement decreased $777,000 during the six months ended June 30, 2010 as compared to the same period of 2009.

Income Taxes

For the three months ended June 30, 2010, we recorded a provision for income taxes of $2.4 million, compared to $883,000 for the same period of 2009.  Our effective tax rate for the three months ended June 30, 2010 and 2009 was 34% and 29%, respectively.  For the six months ended June 30, 2010, we recorded a provision for income taxes of $4.1 million, compared to $1.8 million for the same period of 2009.  Our effective tax rate for the six months ended June 30, 2010 and 2009 was 33% and 30%, respectively.  Our effective rate as of June 30, 2010 increased as compared to our effective rate as of June 30, 2009 because the income we realize on our tax-exempt investments is a smaller portion of our overall net income.  Our effective tax rate is less than the statutory rate because of income we receive from certain tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $2.07 billion and $1.98 billion at June 30, 2010 and December 31, 2009, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $354.2 million at June 30, 2010, compared to $382.5 million at December 31, 2009, a decrease of $28.3 million. The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  At June 30, 2010, investment securities available-for-sale were $319.1 million, investment securities held-to-maturity were $30.8 million and investment securities-trading were $4.2 million. At December 31, 2009, investment securities available-for-sale were $343.6 million, investment securities held-to-maturity were $35.2 million, and investment securities-trading were $3.7 million.  See the following table for additional information on our investment securities portfolio.

We complete reviews for other-than-temporary impairment at least quarterly.  As of June 30, 2010, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At June 30, 2010, 96% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $8.5 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At June 30, 2010 certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.

In addition, our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at June 30, 2010 (each security has a par value of $2.0 million).  These securities are presented as corporate bonds in the table below.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  Two of the securities have a composite rating of AA, one of the securities has a composite rating of BBB and the other security has a composite rating of BB.  These ratings are consistent with the grades from the other rating agencies.  There is minimal observable trading activity for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio during 2010. We do not intend to sell nor do we believe it is probable that we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

We hold $15.7 million in FHLB stock at June 30, 2010, which is included in other investments on the statement of condition.  During 2008, the FHLB of Atlanta announced a change in their dividend declaration and payment schedule beginning during the fourth quarter of 2008.  The change was initiated so that the dividend can be declared and paid to member banks after the FHLB has calculated their net income for the preceding quarter.  During 2009, the FHLB announced changes to its capital stock requirements.  Specifically, the Board of Directors increased the dollar cap on its stock purchases from $25 million to $26 million and repurchases of member excess stock will be evaluated on a quarterly basis instead of a daily basis.  We do not expect the above changes to materially impact our liquidity position.

Investment Securities

At June 30, 2010 and December 31, 2009

(In thousands)

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at June 30, 2010
U.S. government-sponsored agencies
Five to ten years	$20,964	$22,357	4.14%
After ten years	10,000	10,011	5.00%
Total U.S. government-sponsored agencies	30,964	32,368	4.42%

Mortgage-backed securities (1)
One to five years	8	8	9.00%
Five to ten years	26,099	27,409	4.20%
After ten years	180,163	188,381	4.53%
Total mortgage-backed securities	206,270	215,798	4.49%

Tax exempt municipal securities (2)
Five to ten years	7,039	7,230	3.41%
After ten years	53,444	54,185	3.98%
Taxable municipal securities
Five to ten years	1,365	1,458	4.83%
After ten years	2,954	2,979	5.07%
Total municipal securities	64,802	65,852	3.99%

U. S. treasury securities
One to five years	4,912	5,090	2.36%
Total U.S. treasury securities	4,912	5,090	2.36%
Total investment securities available-for-sale	$306,948	$319,108	4.34%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at June 30, 2010
Mortgage-backed securities (1)
One to five years	$1,379	$1,420	4.30%
Five to ten years	5,330	5,641	4.62%
After ten years	16,124	16,862	4.00%
Total mortgage-backed securities	22,833	23,923	4.16%

Corporate bonds
After ten years	8,004	3,465	1.30%
Total corporate bonds	8,004	3,465	1.30%
Total investment securities held-to-maturity	30,837	27,388	3.42%

Total investment securities	$337,785	$346,496	4.26%

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at December 31, 2009
U.S. government-sponsored agencies
Five to ten years	$26,074	$26,030	4.15%
After ten years	29,974	29,629	5.01%
Total U.S. government-sponsored agencies	56,048	55,659	4.61%

Mortgage-backed securities (1)
One to five years	9	9	8.97%
Five to ten years	33,079	33,964	4.21%
After ten years	184,635	189,432	4.84%
Total mortgage-backed securities	217,723	223,405	4.74%

Tax exempt municipal securities (2)
Five to ten years	6,090	6,156	3.34%
After ten years	50,270	50,227	4.01%
Taxable municipal securities
After ten years	3,331	3,225	4.96%
Total municipal securities	59,691	59,608	3.99%

U. S. treasury securities
One to five years	4,901	4,897	2.36%
Total U.S. treasury securities	4,901	4,897	2.36%
Total investment securities available-for-sale	$338,363	$343,569	4.55%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at December 31, 2009
Mortgage-backed securities (1)
One to five years	$1,833	$1,884	4.43%
Five to ten years	6,244	6,478	4.59%
After ten years	19,103	19,731	4.26%
Total mortgage-backed securities	27,180	28,093	4.35%

Corporate bonds
After ten years	8,004	3,343	1.33%
Total corporate bonds	8,004	3,343	1.33%
Total investment securities held-to-maturity	35,184	31,436	3.66%

Total investment securities	$373,547	$375,005	4.47%

(1) Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $1.33 billion at June 30, 2010 and $1.29 billion at December 31, 2009, an increase of $36.1 million.  See the following table for details on the loans receivable portfolio. Loans held for sale at June 30, 2010 were $269.5 million compared to $179.5 million at December 31, 2009.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At June 30, 2010 and December 31, 2009

(In thousands)

	June 30, 2010		December 31, 2009

Commercial and industrial	$160,041	12.03%	$161,156	12.45%
Real estate - commercial	621,288	46.69%	592,780	45.80%
Real estate - construction	196,375	14.76%	191,523	14.80%
Real estate - residential	231,400	17.39%	228,693	17.67%
Home equity lines	118,582	8.91%	117,392	9.07%
Consumer	2,881	0.22%	2,859	0.21%

Gross loans	$1,330,567	100.00%	1,294,403	100.00%

Net deferred (fees) costs	(1,047)		(971)
Less: allowance for loan losses	(21,058)		(18,636)

Loans receivable, net	$1,308,462		$1,274,796

Deposits

Total deposits were $1.35 billion at June 30, 2010 compared to $1.30 billion at December 31, 2009. During 2010, we had increases in our noninterest bearing checking products, interest bearing and money market checking, savings and certificates of deposit. We have had success in attracting deposit balances from customers seeking to deposit their money with smaller, local banks and depositors are increasing balances held with financial institutions as a result of the increased protection of their money by the FDIC.  See the following table for details on certificates of deposit with balances of $100,000 or more. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).   CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At June 30, 2010 and December 31, 2009, we had $75.4 million and $59.4 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $15.0 million and $28.2 million at June 30, 2010 and December 31, 2009, respectively.

Certificates of Deposit of $100,000 or More

At June 30, 2010

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$80,326	$9,650	$89,976
Over three months through six months	50,909	15,465	66,374
Over six months through twelve months	63,317	3,643	66,960
Over twelve months	100,850	44,008	144,858
	$295,402	$72,766	$368,168

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds increased $45.9 million to $473.5 million at June 30, 2010, compared to $427.6 million at December 31, 2009.  Treasury, Tax & Loan Note option borrowings decreased $987,000 to $999,000 at June 30, 2010 compared to $2.0 million at December 31, 2009.  FHLB advances remained at $280.0 million at June 30, 2010 compared to December 31, 2009. Customer repurchase agreements increased $1.9 million to $81.9 million at June 30, 2010 compared to $80.0 million at December 31, 2009.  We had federal funds purchased of $90.0 million at June 30, 2010 compared to $45.0 million at December 31, 2009.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At June 30, 2010

(In thousands)

	Yield	Amount
Short-term borrowed funds:
TT&L note option	0.00%	$999
Customer repurchase agreements	0.25%	81,887
Federal Funds Purchased	0.33%	90,000
Total short-term borrowed funds and weighted average rate	0.29%	$172,886
Other borrowed funds:
Trust preferred	3.96%	$20,619
FHLB advances - long term	3.90%	280,000
Other borrowed funds and weighted average rate	3.90%	$300,619

Total other borrowed funds and weighted average rate	2.58%	$473,505

Shareholders’ Equity

Shareholders’ equity at June 30, 2010 was $216.6 million compared to $204.5 million at December 31, 2009, an increase of $12.1 million, or 6%. The increase in shareholders’ equity at June 30, 2010 compared to December 31, 2009 is primarily attributable to net income of $8.5 million for the six months ended June 30, 2010.  In addition, accumulated other comprehensive income increased $4.2 million for the six months ended June 30, 2010.  Book value per share at June 30, 2010 was $7.53 compared to $7.12 at December 31, 2009. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at June 30, 2010 was $6.81 compared to $6.52 at December 31, 2009.

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

For the three months ended June 30, 2010, the commercial banking segment recorded net income of $3.6 million compared to $1.2 million for the same period of 2009. For the six months ended June 30, 2010, the commercial banking segment recorded net income of $7.3 million compared to $2.9 million for the six months ended June 30, 2009.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At June 30, 2010, total assets for this segment were $2.04 billion, loans receivable, net of deferred fees and costs, were $1.33 billion and total deposits were $1.35 billion. At June 30, 2009, total assets were $1.82 billion, loans receivable, net of deferred fees and costs, were $1.20 billion and total deposits were $1.24 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason, and Cardinal First. Both George Mason and Cardinal First engage primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended June 30, 2010 and 2009, the mortgage banking segment recorded net income of $1.9 million and $1.4 million, respectively. For the six months ended June 30, 2010 and 2009, the mortgage banking segment recorded net income of $2.5 million and 2.7 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At June 30, 2010, total assets for this segment were $296.0 million; loans held for sale were $269.5 million and mortgage funding checks were $14.9 million. At June 30, 2009, total assets were $259.7 million; loans held for sale were $232.2 million and mortgage funding checks were $19.0 million.

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

For the three months ended June 30, 2010 and 2009, the wealth management and trust services segment recorded a net loss of $220,000 and net income of $66,000, respectively. For the six months ended June 30, 2009, the wealth management and trust services segment recorded a net loss of $91,000 and net income of $76,000, respectively.  We recorded an impairment charge of $451,000 in this business segment during the second quarter of 2010 related to the goodwill associated with Wilson/Bennett.  During the second quarter, we reviewed and updated our projections of the growth rate of assets under management and the anticipated costs associated with our continued efforts to grow this business. Following several years of significant growth in assets under management, we expect the rate of growth to decrease somewhat.  Based upon the current cash flows expectations, the resultant valuation did not exceed Wilson/Bennett’s carrying value and See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At June 30, 2010, total assets were $3.0 million and managed and custodial assets were $3.2 billion. At June 30, 2009, total assets for this segment were $3.4 million and managed and custodial assets were $2.9 billion.

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

At June 30, 2010, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 12.75% and 14.01%, respectively. At December 31, 2009, our Tier 1 and total risk-based capital ratios were 12.97% and 14.15%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The decrease in our risk-based capital ratios was primarily a result of the increase in assets on our balance sheet during 2010, partially offset by an increase in shareholders’ equity at June 30, 2010 compared to December 31, 2009.

The following table provides additional information pertaining to our capital ratios.

Capital Components

At June 30, 2010 and December 31, 2009

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Cardinal Financial Corporation (Consolidated):

At June 30, 2010
Total risk-based capital/Total capital to risk-weighted assets	$237,054	14.01%	$135,328	>	8.00%	$169,161	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	215,743	12.75%	67,664	>	4.00%	101,496	>	6.00%
Tier I capital/Total capital to average assets	215,743	11.12%	77,627	>	4.00%	97,034	>	5.00%

At December 31, 2009
Total risk-based capital/ Total capital to risk-weighted assets	$226,137	14.15%	$127,869	>	8.00%	$159,837	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	207,286	12.97%	63,935	>	4.00%	95,902	>	6.00%
Tier I capital/ Total capital to average assets	207,286	11.03%	75,185	>	4.00%	93,981	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Cardinal Bank:

At June 30, 2010
Total risk-based capital/Total capital to risk-weighted assets	$219,336	13.03%	$134,659	>	8.00%	$168,324	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	198,026	11.76%	67,330	>	4.00%	100,995	>	6.00%
Tier I capital/Total capital to average assets	198,026	10.25%	77,306	>	4.00%	96,633	>	5.00%

At December 31, 2009
Total risk-based capital/ Total capital to risk-weighted assets	$206,413	12.98%	$127,257	>	8.00%	$159,071	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	187,562	11.79%	63,629	>	4.00%	95,443	>	6.00%
Tier I capital/ Total capital to average assets	187,562	10.02%	74,884	>	4.00%	93,605	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable. The required payments under such obligations are detailed in the following table.

Contractual Obligations

At June 30, 2010

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$567,465	$310,277	$116,959	$106,255	$33,974

Brokered certificates of deposit	90,487	82,524	7,963	—	—

Advances from the Federal Home Loan Bank of Atlanta	280,000	—	15,000	110,000	155,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	29,662	4,111	3,464	9,205	12,882

Total	$988,233	$396,912	$143,386	$225,460	$222,475

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposures to its investors related to loan sales activities. At June 30, 2010, this reserve had a balance of $1.3 million.  We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  We have taken actions with respect to our investor arrangements in an attempt to limit the number of future claims.

In addition, George Mason, as part of the service it provides to its managed companies, purchases the loans originated by managed companies at the time of origination.  These loans are then sold by George Mason to investors.  George Mason has agreements with its managed companies requiring that the managed company fund the repurchase or settle the claim, for any loans that were originated by the managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor.  In the event that the managed company’s financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.  In this instance, George Mason would establish an allowance on the receivable from the managed company.  There is no such allowance recorded at June 30, 2010 as management fully recovered all amounts owed by managed companies as of that date.

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

At June 30, 2010, commitments to extend credit were $390.2 million and standby letters of credit were $15.8 million. Commitments to extend credit of $137.4 million as of June 30, 2010 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $343.8 million at June 30, 2010 or 17% of total assets. We held investments that are classified as held-to-maturity in the amount of $30.8 million at June 30, 2010. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its residential real estate loan portfolio to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial real estate and commercial & industrial portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at June 30, 2010 was $14.3 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $378 million at June 30, 2010. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

At June 30, 2010, our asset/liability position was neutral based on our interest rate sensitivity model.  Currently, our net interest income would decrease by less than 1.2% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario over a one-year time frame.  In a two-year time horizon, our net interest income would decrease by less than 2.4% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario.

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

At June 30, 2010, our asset/liability position was neutral based on our interest rate sensitivity model.  Currently, our net interest income would decrease by less than 1.2% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario over a one-year time frame.  In a two-year time horizon, our net interest income would decrease by less than 2.4% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario.

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

The U.S. government continues to enact legislation and develop various programs and initiatives designed to stabilize the housing markets and stimulate the economy. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law.  We are unsure of the impact this Act will have on our business, operations or our financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended June 30, 2010, we did not purchase shares of our common stock.

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: August 6, 2010	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2010	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2010	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350