Form 10-Q
period 2010-09-30
CARDINAL FINANCIAL CORP
filed 2010-11-05
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

28,761,939 shares of common stock, par value $1.00 per share, outstanding as of November 3, 2010

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2010 and December 31, 2009

(In thousands, except share data)

			September 30,	December 31,
			2010	2009
			(Unaudited)
Assets
Cash and due from banks			$10,061	$19,804
Federal funds sold			9,833	5,037
Total cash and cash equivalents			19,894	24,841
Investment securities available-for-sale			296,608	343,569
Investment securities held-to-maturity (market value of $19,254 and $31,436 at September 30, 2010 and December 31, 2009, respectively)			23,434	35,184
Investment securities-trading			1,843	3,724
Total investment securities			321,885	382,477
Other investments			16,467	16,467
Loans held for sale			341,413	179,469
Loans receivable, net of deferred fees and costs			1,351,703	1,293,432
Allowance for loan losses			(22,444)	(18,636)
Loans receivable, net			1,329,259	1,274,796
Premises and equipment, net			17,040	15,743
Deferred tax asset, net			4,454	7,691
Goodwill and intangibles, net			13,305	13,935
Bank-owned life insurance			34,211	33,712
Prepaid FDIC insurance premiums			4,717	6,683
Other real estate owned			2,615	4,991
Accrued interest receivable and other assets			22,051	15,380
Total assets			$2,127,311	$1,976,185
Liabilities and Shareholders’ Equity
Non-interest bearing deposits			$211,762	$166,019
Interest bearing deposits			1,185,914	1,130,986
Total deposits			1,397,676	1,297,005
Other borrowed funds			441,287	427,579
Mortgage funding checks			33,058	13,918
Escrow liabilities			5,278	2,079
Accrued interest payable and other liabilities			25,910	31,097
Total liabilities			1,903,209	1,771,678

	2010	2009
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	28,761,939	28,717,839	28,762	28,718
Additional paid-in capital			160,372	159,798
Retained earnings			25,393	12,705
Accumulated other comprehensive income, net			9,575	3,286
Total shareholders’ equity			224,102	204,507
Total liabilities and shareholders’ equity			$2,127,311	$1,976,185

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine months ended September 30, 2010 and 2009

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans receivable	$18,701	$16,585	$54,454	$47,969
Loans held for sale	2,808	1,630	6,070	5,651
Federal funds sold	11	57	39	102
Investment securities available-for-sale	3,028	3,264	10,279	8,578
Investment securities held-to-maturity	206	354	759	1,258
Other investments	17	33	38	13
Total interest income	24,771	21,923	71,639	63,571
Interest expense:
Deposits	3,572	5,710	12,009	18,514
Other borrowed funds	3,017	3,121	9,051	9,383
Total interest expense	6,589	8,831	21,060	27,897
Net interest income	18,182	13,092	50,579	35,674
Provision for loan losses	3,500	2,050	8,625	4,750
Net interest income after provision for loan losses	14,682	11,042	41,954	30,924
Noninterest income:
Service charges on deposit accounts	463	514	1,434	1,482
Loan fees	678	503	1,490	2,161
Investment fee income	1,048	975	3,072	2,665
Realized and unrealized gains on mortgage banking activities	5,325	2,833	11,855	9,579
Net realized gain on investment securities available-for-sale	193	73	726	625
Net realized gain (loss) on investment securities-trading	116	97	84	(422)
Management fee income	1,255	553	2,676	1,267
Increase in cash surrender value of bank-owned life insurance	173	167	499	400
Litigation recovery on previously impaired investment	71	—	87	—
Other income (loss)	(16)	(11)	(58)	(45)
Total noninterest income	9,306	5,704	21,865	17,712
Noninterest expense:
Salary and benefits	8,923	5,897	21,782	17,546
Occupancy	1,376	1,321	4,301	4,055
Professional fees	571	562	1,576	1,566
Depreciation	462	464	1,469	1,515
Data communications	1,246	797	3,386	2,377
Amortization of intangibles	60	60	179	178
Impairment of goodwill	—	—	451	—
FDIC insurance assessment	524	463	1,592	2,202
Mortgage loan repurchases and settlements	(1,084)	517	(686)	1,692
Other operating expenses	3,291	2,897	8,500	7,590
Total noninterest expense	15,369	12,978	42,550	38,721
Income before income taxes	8,619	3,768	21,269	9,915
Provision for income taxes	2,716	1,164	6,857	3,000
Net income	$5,903	$2,604	$14,412	$6,915
Earnings per common share - basic	$0.20	$0.09	$0.50	$0.26
Earnings per common share - diluted	$0.20	$0.09	$0.49	$0.26
Weighted-average common shares outstanding - basic	29,140,193	28,999,230	29,110,038	26,559,683
Weighted-average common shares outstanding - diluted	29,639,114	29,524,878	29,582,342	27,047,915

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and nine months ended September 30, 2010 and 2009

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$5,903	$2,604	$14,412	$6,915
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the period, net of tax expense of $1.0 million and $3.4 million for the three and nine months ended September 30, 2010, respectively, and net of tax expense of $2.1 million and $2.9 million for the three and nine months ended September 30, 2009, respectively.	2,122	4,148	7,072	5,908

Less: reclassification adjustment for net gains included in net income net of tax expense of $14 thousand and $186 thousand for the three and nine months ended September 30, 2010, respectively, and net income net of tax expense of $25 thousand and $212 thousand for the three and nine months ended September 30, 2009, respectively.	(131)	(48)	(492)	(412)
	1,991	4,100	6,580	5,496

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax expense of $36 thousand and net of tax benefit of $99 thousand for the three and nine months ended September 30, 2010, respectively, and net of tax expense of $153 thousand and $55 thousand for the three and nine months ended September 30, 2009, respectively.	69	467	(291)	168

Comprehensive income	$7,963	$7,171	$20,701	$12,579

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2010 and 2009

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2008	24,014	$24,014	$130,709	$3,437	$(154)	$158,006

Public offering shares issued	4,378	4,378	27,233	—	—	31,611

Stock compensation expense, net of tax benefits	—	—	300	—	—	300

Stock options exercised	11	11	47	—	—	58

Shares issued to employee benefits plan	287	287	1,278	—	—	1,565

Dividends on common stock of $0.03 per share	—	—	—	(769)	—	(769)

Change in accumulated other comprehensive income	—	—	—	—	5,664	5,664

Net income	—	—	—	6,915	—	6,915

Balance, September 30, 2009	28,690	$28,690	$159,567	$9,583	$5,510	$203,350

Balance, December 31, 2009	28,718	$28,718	$159,798	$12,705	$3,286	$204,507

Stock options exercised	44	44	122	—	—	166

Stock compensation expense, net of tax benefit	—	—	452	—	—	452

Dividends on common stock of $0.06 per share	—	—	—	(1,724)	—	(1,724)

Change in accumulated other comprehensive income	—	—	—	—	6,289	6,289

Net income	—	—	—	14,412	—	14,412

Balance, September 30, 2010	28,762	$28,762	$160,372	$25,393	$9,575	$224,102

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income	$14,412	$6,915
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	1,469	1,515
Amortization of premiums, discounts and intangibles	579	304
Impairment of goodwill	451	—
Provision for loan losses	8,625	4,750
Loans held for sale originated	(2,123,663)	(2,003,234)
Proceeds from the sale of loans held for sale	1,973,574	2,011,270
Realized and unrealized gains on mortgage banking activities	(6,829)	(1,696)
Proceeds from sale, maturity and call of investment securities trading	181	1,876
Purchase of investment securities trading	(884)	(7,369)
Unrealized (gain) loss on investment securities-trading	(84)	447
Gain on sale of investment securities available-for-sale	(735)	(768)
Loss on sale of investment securities available-for-sale	9	144
Gain on sale of other assets	(3)	(16)
(Gain) loss on sale of other real estate owned	76	(25)
Increase in cash surrender value of bank-owned life insurance	(499)	(400)
Stock compensation expense, net of tax benefits	452	300
Decrease in accrued interest receivable and other assets	(10,177)	(3,330)
Increase in accrued interest payable, escrow liabilities and other liabilities	10,679	2,834
Net cash provided by (used in) operating activities	(132,367)	13,517
Cash flows from investing activities:
Net purchases of premises and equipment	(1,659)	(614)
Proceeds from maturity and call of investment securities available-for-sale	30,077	25,963
Proceeds from sale of investment securities available-for-sale	10,013	5,075
Proceeds from sale of mortgage-backed securities available-for-sale	24,175	43,589
Proceeds from maturity and call of investment securities held-to-maturity	5,857	2,000
Purchase of investment securities available-for-sale	(20,179)	(71,572)
Purchase of mortgage-backed securities available-for-sale	(37,809)	(96,426)
Purchase of other investments	—	(97)
Redemptions of investment securities available-for-sale	40,876	33,010
Redemptions of investment securities held-to-maturity	6,000	10,564
Proceeds from the sale of other real estate owned	1,196	846
Net increase in loans receivable, net of deferred fees and costs	(63,088)	(125,738)
Net cash used in investing activities	(4,541)	(173,400)
Cash flows from financing activities:
Net increase in deposits	100,671	96,032
Net increase in other borrowed funds	13,708	11,447
Net increase (decrease) in mortgage funding checks	19,140	(6,011)
Proceeds from issuance of stock	—	31,611
Proceeds from FHLB advances	10,000	—
Repayments of FHLB advances	(10,000)	—
Stock options exercised	166	58
Shares issued to employee benefits plan	—	1,565
Dividends on common stock	(1,724)	(769)
Net cash provided by financing activities	131,961	133,933
Net decrease in cash and cash equivalents	(4,947)	(25,950)
Cash and cash equivalents at beginning of the year	24,841	45,928
Cash and cash equivalents at end of the period	$19,894	$19,978
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,874	$27,926
Cash paid for income taxes	6,443	2,488

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2

Stock-Based Compensation

At September 30, 2010, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan currently authorizes grants and awards with respect to 2,420,000 shares of the Company’s common stock.  There were 404,868 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of September 30, 2010.

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

Total expense related to the Company’s share-based compensation plans for the three months ended September 30, 2010 and 2009 was $61,000 and $72,000, respectively. Total stock compensation expense for the nine months ended September 30, 2010 and 2009 was $452,000 and $300,000, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $20,000 and $24,000 for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, the total income tax benefit recognized in the income statement for share-based compensation was $146,000 and $102,000, respectively.

Options granted during the three and nine months ended September 30, 2010 were 4,250 and 66,250, respectively. There were no options granted during the three months ended September 30, 2009. For the nine months ended September 30, 2009, options granted were 120,650.  The weighted average per share fair value of stock option grants during the three and nine months ended September 30, 2010 was $4.16 and $5.04 respectively. The weighted average per share fair value of stock option grants made for the nine months ended September 30, 2009 was $2.80.  The fair values of the options granted during all periods ended September 30, 2010 and 2009 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Estimated option life	6.5 years	—	6.5 years	6.5 years
Risk free interest rate	2.13%	—	2.13% - 3.30%	2.10% - 2.56%
Expected volatility	45.90%	—	45.90%	44.60%
Expected dividend yield	0.89%	—	0.89%	0.67%

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

Stock option activity during the nine months ended September 30, 2010 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2009	2,139,433	$8.43
Granted	66,250	11.05
Exercised	(44,100)	3.78
Forfeited	(25,810)	9.31
Expired	(6,424)	4.39
Outstanding at September 30, 2010	2,129,349	$8.61	4.41	$2,123,970
Options exercisable at September 30, 2010	1,994,949	$8.37	4.45	$1,944,519

The intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $36,000 and $261,000, respectively. For the options exercised during the nine months ended September 30, 2009, the intrinsic value was $41,000. No options were exercised during the three months ended September 30, 2009.

A summary of the status of the Company’s non-vested stock options and changes during the nine months ended September 30, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	193,700	$4.00
Granted	66,250	5.04
Vested	(114,400)	5.01
Forfeited	(11,150)	3.82
Balance at September 30, 2010	134,400	$3.67

At September 30, 2010, there was $630,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.10 years. The total fair value of shares that vested during the three months ended September 30, 2010 and 2009 was $67,000 and $45,000, respectively. For the nine months ended September 30, 2010 and 2009, the total fair value of shares that vested was $573,000 and $290,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2010 and 2009 is as follows:

At and for the Three Months Ended September 30, 2010 (in thousands):

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$17,745	$647	$—	$(210)	$—	$18,182
Provision for loan losses	3,500	—	—	—	—	3,500
Non-interest income	1,025	7,147	1,052	120	(38)	9,306
Non-interest expense	10,074	2,342	913	2,078	(38)	15,369
Provision for income taxes	1,507	1,894	47	(732)	—	2,716
Net income (loss)	$3,689	$3,558	$92	$(1,436)	$—	$5,903

Total Assets	$2,072,959	$373,167	$3,021	$229,526	$(551,362)	$2,127,311
Average Assets	$2,018,523	$254,864	$2,992	$230,292	$(474,384)	$2,032,287

At and for the Three Months Ended September 30, 2009 (in thousands):

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$12,649	$655	$—	$(212)	$—	$13,092
Provision for loan losses	2,050	—	—	—	—	2,050
Non-interest income	917	3,724	980	103	(20)	5,704
Non-interest expense	8,334	3,192	785	687	(20)	12,978
Provision for income taxes	961	408	66	(271)	—	1,164
Net income (loss)	$2,221	$779	$129	$(525)	$—	$2,604

Total Assets	$1,861,401	$177,183	$3,477	$228,528	$(377,186)	$1,893,403
Average Assets	$1,851,296	$137,303	$3,430	$223,422	$(363,556)	$1,851,895

At and for the Nine Months Ended September 30, 2010 (in thousands):

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$49,467	$1,727	$—	$(615)	$—	$50,579
Provision for loan losses	8,625	—	—	—	—	8,625
Non-interest income	3,157	15,605	3,086	97	(80)	21,865
Non-interest expense	28,056	8,113	3,090	3,371	(80)	42,550
Provision for income taxes	4,982	3,202	—	(1,327)	—	6,857
Net income (loss)	$10,961	$6,017	$(4)	$(2,562)	$—	$14,412

Total Assets	$2,072,959	$373,167	$3,021	$229,526	$(551,362)	$2,127,311
Average Assets	$1,958,395	$177,033	$3,254	$230,843	$(399,975)	$1,969,550

At and for the Nine Months Ended September 30, 2009 (in thousands):

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$34,191	$2,165	$—	$(682)	$—	$35,674
Provision for loan losses	4,656	94	—	—	—	4,750
Non-interest income	3,077	12,419	2,686	(406)	(64)	17,712
Non-interest expense	25,504	9,154	2,376	1,751	(64)	38,721
Provision for income taxes	2,025	1,835	105	(965)	—	3,000
Net income (loss)	$5,083	$3,501	$205	$(1,874)	$—	$6,915

Total Assets	$1,861,401	$177,183	$3,477	$228,528	$(377,186)	$1,893,403
Average Assets	$1,777,923	$170,349	$3,447	$201,099	$(369,438)	$1,783,380

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

The Company is in the process of negotiating the service agreement with one of its largest Trust clients.  If the Company is unsuccessful in retaining this client, this would decrease revenues and cash flows derived from a reporting unit within the wealth management and trust services business segment, and result in the potential impairment of the goodwill and intangible assets recorded in the reporting unit.  The Company expects that the negotiations will be concluded in the next 30-60 days.

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009.  Antidilutive outstanding stock options excluded from weighted average shares outstanding for the diluted earnings per share calculation were 81,211 and 245,990 for three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, antidilutive stock options excluded from weighted average shares outstanding for the diluted earnings per share calculation were 59,448 and 392,951, respectively.  These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.

	Three Months Ended		Nine Months Ended
(In thousands,	September 30,		September 30,
except per share data)	2010	2009	2010	2009

Net income available to common shareholders	$5,903	$2,604	$14,412	$6,915

Weighted average common shares - basic	29,140	28,999	29,110	26,560

Weighted average common shares - diluted	29,639	29,525	29,582	27,048

Earnings per common share - basic	$0.20	$0.09	$0.50	$0.26

Earnings per common share - diluted	$0.20	$0.09	$0.49	$0.26

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

The following shows the composition of basic outstanding shares for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Weighted average common shares outstanding	28,760	28,690	28,740	26,269
Weighted average shares attributable to the deferred compensation plans	380	309	370	291
Total weighted average shares - basic	29,140	28,999	29,110	26,560

The following shows the composition of diluted outstanding shares for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Weighted average shares outstanding - basic (from above)	29,140	28,999	29,110	26,560
Incremental weighted average shares attributable to deferred compensation plans	289	374	245	361
Weighted average shares attributable to vested stock options	210	152	227	127
Incremental shares attributable to unvested stock options	—	—	—	—
Total weighted average shares - diluted	29,639	29,525	29,582	27,048

Note 5

Investment Securities

The fair value and amortized cost of investment securities at September 30, 2010 and December 31, 2009 are shown below.

	September 30, 2010
(In thousands)	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$20,932	$2,197	$—	$23,129
Mortgage-backed securities	190,788	9,297	(77)	200,008
Municipal securities	64,793	3,510	(17)	68,286
U.S. treasury securities	4,917	268	—	5,185
Total	$281,430	$15,272	$(94)	$296,608

Investment Securities Held-to-Maturity
Mortgage-backed securities	15,430	752	—	16,182
Corporate bonds	8,004	—	(4,932)	3,072
Total	$23,434	$752	$(4,932)	$19,254

	December 31, 2009
(In thousands)	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$56,048	$178	$(567)	$55,659
Mortgage-backed securities	217,723	6,451	(769)	223,405
Municipal securities	59,691	486	(569)	59,608
U.S. treasury securities	4,901	—	(4)	4,897
Total	$338,363	$7,115	$(1,909)	$343,569

Investment Securities Held-to-Maturity
Mortgage-backed securities	27,180	917	(4)	28,093
Corporate bonds	8,004	—	(4,661)	3,343
Total	$35,184	$917	$(4,665)	$31,436

The fair value and amortized cost of investment securities by contractual maturity at September 30, 2010 and December 31, 2009 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized cost	Fair Value	Amortized cost	Fair Value
After 1 year but within 5 years	$4,917	$5,185	$—	$—
After 5 years but within 10 years	31,312	33,997	—	—
After 10 years	54,413	57,418	8,004	3,072
Mortgage-backed securities	190,788	200,008	15,430	16,182
Total	$281,430	$296,608	$23,434	$19,254

	December 31, 2009
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
After 1 year but within 5 years	$4,901	$4,897	$—	$—
After 5 years but within 10 years	32,164	32,186	—	—
After 10 years	83,575	83,081	8,004	3,343
Mortgage-backed securities	217,723	223,405	27,180	28,093
Total	$338,363	$343,569	$35,184	$31,436

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

September 30, 2010

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. treasury securities	$—	$—	$—	$—	—	—
U.S. government - sponsored agencies	—	—	—	—	—	—
Mortgage-backed securities	—	—	838	(77)	838	(77)
Municipal securities	—	—	2,917	(17)	2,917	(17)
Total temporarily impaired securities	$—	$—	$3,755	$(94)	$3,755	$(94)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Corporate bonds	—	—	3,072	(4,932)	3,072	(4,932)
Total temporarily impaired securities	$—	$—	$3,072	$(4,932)	$3,072	$(4,932)

December 31, 2009

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. treasury securities	$4,897	$(4)	$—	$—	4,897	(4)
U.S. government - sponsored agencies	34,816	(567)	—	—	34,816	(567)
Mortgage-backed securities	28,665	(372)	8,258	(397)	36,923	(769)
Municipal securities	22,504	(317)	8,147	(252)	30,651	(569)
Total temporarily impaired securities	$90,882	$(1,260)	$16,405	$(649)	$107,287	$(1,909)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$56	$—	$39	$(4)	$95	$(4)
Corporate bonds	—	—	3,343	(4,661)	3,343	(4,661)
Total temporarily impaired securities	$56	$—	$3,382	$(4,665)	$3,438	$(4,665)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of September 30, 2010, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At September 30, 2010, 96% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $7.9 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At September 30, 2010, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it is probable to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at September 30, 2010 (each security has a par value of $2.0 million).  These securities are presented as corporate bonds in the above table.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the A-3 tranches in each issuance.  Each of the bonds is rated by more than one rating agency.  Two of the securities have a composite rating of AA, one of the securities has a composite rating of BB- and the other security has a composite rating of B-.  There is minimal observable trading activity for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the A-3 tranche.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the ten adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.  Significant judgement is involved in the evaluation of other than temporary impairment.  The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these corporate bonds prior to the recovery of its investment.

In one of the pooled trust preferred securities issues, 40% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $157 million of the remaining $323 million, or 49% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 41% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $88.5 million of the remaining $258 million, or 35% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 66% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $149 million of the remaining $176 million, or 85% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 50% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $278 million of the remaining $378 million, or 74% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three and nine months ended September 30, 2010, and the Company does not continue to hold any investment securities for which the Company previously recognized other than temporary impairment.

Note 6

Allowance for Loan Losses

Activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 is shown below.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Allowance for loan losses, beginning of the period	$21,058	$16,150	$18,636	$14,518

Provision for loan losses	3,500	2,050	8,625	4,750

Loans charged off:
Commercial and industrial	(1,750)	(25)	(3,112)	(40)
Residential	(425)	(701)	(1,732)	(1,756)
Consumer	(2)	(1)	(50)	(4)
Total loans charged off	(2,177)	(727)	(4,894)	(1,800)

Recoveries:
Commercial and industrial	—	—	3	5
Residential	52	—	62	—
Consumer	11	—	12	—
Total recoveries	63	—	77	5

Net (charge offs) recoveries	(2,114)	(727)	(4,817)	(1,795)

Ending balance, September 30,	$22,444	$17,473	$22,444	$17,473

The allowance for loan losses at September 30, 2010 and December 31, 2009 was $22.4 million and $18.6 million, respectively. Allowance for loan losses ratio to loans receivable, net was 1.66% and 1.44% at September 30, 2010 and December 31, 2009, respectively.  Nonperforming loans at September 30, 2010 and December 31, 2009, were $9.6 million and $847,000, respectively. The increase in nonperforming loans was primarily the result of two commercial relationships which were previously impaired that deteriorated further during 2010.

For the nine months ending September 30, 2010, the Company charged off commercial loans totaling $3.1 million including three loans associated with one borrower and residential loans totaling $1.7 million.  In addition, consumer loans totaling $50,000 have been charged-off during 2010. Recoveries totaling $77,000 have been recorded during 2010.

For the nine months ending September 30, 2009, the Company charged off three residential mortgage loans totaling $1.7 million.  In addition, installment loans totaling $4,000 were charged off during 2009.  The Bank recorded partial charge offs of two commercial loans totaling $40,000 during 2009.

Note 7

Derivative Instruments and Hedging Activities

The Company enters into rate lock commitments with its mortgage customers.  The Company is also a party to forward mortgage loan sales contracts to sell loans servicing released.  The rate lock commitment and forward sales agreement are undesignated derivatives and marked to fair value through earnings.  On the date the mortgage loan closes, the loan held for sale is designated as the hedged item in a cash flow hedge relationship and the forward loan sale is designated as the hedging instrument.

At September 30, 2010, accumulated other comprehensive income included an unrealized loss, net of tax, of $35,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at

September 30, 2010 that is related to the Company’s cash flow hedges will be recognized in earnings during the fourth quarter of 2010.

At September 30, 2010, the Company had $214.6 million in residential mortgage rate lock commitments and associated forward sales and $308.4 million in forward loan sales associated with $341.4 million of loans that had closed and presented as held for sale.

The Company has interest rate swaps to mitigate its exposure to interest rate risk.  These interest rate swaps have an aggregate notional amount of $10.0 million to hedge against changes in cash flows caused by movement in interest rates related to the Company’s issuance of $20.0 million in trust preferred securities.  In addition, the Company has an interest rate swap to mitigate the variability in the fair value for one loan receivable.  At September 30, 2010, accumulated other comprehensive income included an after-tax unrealized loss of $262,000 related to these interest rate swaps.

Note 8

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at September 30, 2010 and December 31, 2009.  In addition, the gains and losses related to these derivative instruments is provided for the nine months ended September 30, 2010 and 2009.

Derivative Instruments and Hedging Activities

At September 30, 2010

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$2,152
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,754	Accrued Interest Payable and Other Liabilities	1,485
Total Derivatives Designated as Hedging Instruments		1,754		3,637

Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	6,830	Accrued Interest Payable and Other Liabilities	21
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	21	Accrued Interest Payable and Other Liabilities	292
Total Derivatives Not Designated as Hedging Instruments		6,851		313

Total Derivatives		$8,605		$3,950

Derivative Instruments and Hedging Activities

At December 31, 2009

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$5	Accrued Interest Payable and Other Liabilities	$1,437
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,163	Accrued Interest Payable and Other Liabilities	1,194
Total Derivatives Designated as Hedging Instruments		2,168		2,631

Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,444	Accrued Interest Payable and Other Liabilities	3
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	3	Accrued Interest Payable and Other Liabilities	407
Total Derivatives Not Designated as Hedging Instruments		2,447		410

Total Derivatives		$4,615		$3,041

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended September 30, 2010

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$99	Other Income	$(99)
Total		$99		$(99)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(77)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	146	Other Income	(1,058)	Other Income	1
Total	$69		$(1,058)		$1

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative

Forward Loan Sales Commitments	$6,538	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	271	Other Income
Rate Lock Commitments	(271)	Other Income
Total	$6,538

Impact of Derivative Instruments on the Statement of Income

For the Nine Months Ended September 30, 2010

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$319	Other Income	$(319)
Total		$319		$(319)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(262)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(29)	Other Income	(119)	Other Income	1
Total	$(291)		$(119)		$1

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative

Forward Loan Sales Commitments	$13,939	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	780	Other Income
Rate Lock Commitments	(780)	Other Income
Total	$13,939

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended September 30, 2009

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$86	Other Income	$(86)
Total		$86		$(86)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$98	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	369	Other Income	1,557	Other Income	1
Total	$467		$1,557		$1

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative

Forward Loan Sales Commitments	$1,693	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(173)	Other Income
Rate Lock Commitments	173	Other Income
Total	$1,693

Impact of Derivative Instruments on the Statement of Income

For the Nine Months Ended September 30, 2009

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$(377)	Other Income	$(377)
Total		$(377)		$(377)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$64	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	103	Other Income	487	Other Income	1
Total	$167		$487		$1

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Forward Loan Sales Commitments	$5,321	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	130	Other Income
Rate Lock Commitments	(130)	Other Income
Total	$5,321

Note 9

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at September 30, 2010 is as follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2009	$1,781	$1,039	$795	$576	$2,576	$1,615
2010 activity:
Customer relationship intangibles	—	149	—	30	—	179
Balance at September 30, 2010	$1,781	$1,188	$795	$606	$2,576	$1,794

The aggregate amortization expense was $60,000 for each of the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, the aggregate amortization expense was $179,000 and $178,000, respectively.

The estimated amortization expense for the next five years is as follows:

(In thousands)
2010 (October – December)	$60
2011	238
2012	238
2013	189
2014	41
2015 and thereafter	16

The carrying amount of goodwill at September 30, 2010 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2009	$22	$10,120	$2,832	$12,974
Goodwill impairment charge	—	—	(451)	(451)
Balance at September 30, 2010	$22	$10,120	$2,381	$12,523

Goodwill of each of the Company’s business segments is tested for impairment on an annual basis or more frequently if events or circumstances warrant. During the period ended September 30, 2010, the Company performed an evaluation of the goodwill associated with its acquisition of George Mason, which is included in the mortgage banking segment. Based on the results of the analysis, the fair value of George Mason exceeded its carrying value. As a result, no impairment was indicated.

As previously reported for the period ended June 30, 2010, the Company performed its annual review of goodwill at Wilson/Bennett, a reporting unit within its Wealth Management and Trust Services segment, and it recognized an impairment charge of $451,000.  The analysis included the use of the expected present value technique.  This technique uses the probability-weighted average of expected certainty equivalent cash flows.   The cash flow assumptions have been determined based upon recent experience in growth or declines of assets under management, recent expense trends and recent valuations of other asset management firms and the costs associated with executing our business plan.

Historically, Wilson/Bennett and Cardinal Trust and Investments have been separate reporting units within the Wealth Management and Trust Services business segment.    Both of these units manage financial assets for institutional clients and for upper middle class to wealthy individuals.  The Company now uses a single “wealth management” sales team to present financial products to prospects and also to service our existing clients.  The “back office” for each of these components is performed by the same administrative staff, and there is a single person that oversees the combined sales effort and manages the operations.   Prospectively and beginning in the third quarter of 2010, the Wilson/Bennett and Cardinal Trust and Investments reporting units have been combined into a single reporting unit and evaluations of the recoverability of goodwill and other intangible assets are now based on the combined cash flows of these businesses.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at September 30, 2010 are collateralized.

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

Commitments to extend credit of $215.7 million as of September 30, 2010 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.  Commitments to extend credit totaling $445.4 million primarily have floating rates as of September 30, 2010.  At September 30, 2010, standby letters of credit were $20.1 million.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. During the past two years, the Company has taken steps to limit its exposure to such loan repurchases through agreements entered into with various investors.  During 2010, the Company experienced favorable results in resolving various investor claims and has reduced its reserve related to such claims by $1.1 million. As of September 30, 2010, the Company had no outstanding loan repurchases or settlements.

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

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three and nine months ended September 30, 2010.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are shown below:

At September 30, 2010 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,185	$5,185	$—	$—
U.S. government- sponsored agencies	23,129	—	23,129	—
Mortgage-backed securities	200,008	—	200,008	—
Municipal securities	68,286	—	68,286	—
Total investment securities available-for-sale	296,608	5,185	291,423	—
Investment securities - trading	1,843	—	1,843	—
Loans receivable	13,303	—	13,303	—
Bank-owned life insurance	34,211	—	34,211	—
Derivative liability - interest rate swaps	2,152	—	2,152	—
Derivative asset - forward loan sales commitments	8,584	—	8,584	—
Derivative asset — interest rate lock commitments	21	—	21	—
Derivative liability - forward loan sales commitments	1,506	—	1,506	—
Derivative liability — interest rate lock commitments	292	—	292	—

At December 31, 2009 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:	$343,569	$4,897	$338,672	$—
Investment securities - trading	3,724	—	3,724	—
Loans receivable	13,078	—	13,078	—
Bank-owned life insurance	33,712	—	33,712	—
Derivative liability - interest rate swaps	1,437	—	1,437	—
Derivative Asset - interest rate swaps	5	—	5	—
Derivative asset - forward loan sales commitments	4,607	—	4,607	—
Derivative asset — interest rate lock commitments	3	—	3	—
Derivative liability - forward loan sales commitments	1,197	—	1,197	—
Derivative liability — interest rate lock commitments	407	—	407	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s corporate bonds held in its held-to-maturity investment securities portfolio, nonaccrual loans and other real estate owned.

At September 30, 2010 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
George Mason — Reporting Unit	$24,010	$—	$—	$24,010
Corporate bonds	3,072	—	—	3,072
Nonaccrual loans	9,581	—	9,581	—
Other real estate owned	2,615	—	2,615	—

At December 31, 2009 (in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
George Mason — Reporting Unit	$24,010	$—	$—	$24,010
Wilson/Bennett — Reporting Unit	3,551	—	—	3,551
Corporate bonds	3,343	—	—	3,343
Nonaccrual loans	696	—	696	—
Other real estate owned	4,991	—	4,991	—

See Note 5 for information on the valuation of the Company’s corporate bond portfolio.

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

Loans Receivable, Net

In order to determine the fair market value for loans receivable, the loan portfolio was segmented based on loan type, credit quality and maturities.  For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on current carrying amounts.  The fair values of other loans are estimated using discounted cash flow analyses, at interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  This method of estimating fair value does not incorporate the exit-price concept of fair value which is acceptable for this disclosure.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$19,894	$19,894
Investment securities held-to-maturity and other investments	39,901	35,721
Loans held for sale	341,413	341,413
Loans receivable, net	1,328,819	1,354,144
Accrued interest receivable	6,627	6,627

Financial liabilities:
Demand deposits	$211,762	$211,762
Interest checking	128,252	128,252
Money market and statement savings	382,550	382,550
Certificates of deposit	675,112	687,956
Other borrowed funds	441,287	470,701
Accrued interest payable	1,476	1,476

	December 31, 2009
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,841	$24,841
Investment securities held-to-maturity and other investments	51,651	47,903
Loans held for sale	179,469	179,469
Loans receivable, net	1,279,657	1,279,515
Accrued interest receivable	6,151	6,151

Financial liabilities:
Demand deposits	$166,019	$166,019
Interest checking	129,795	129,795
Money market and statement savings	353,694	353,694
Certificates of deposit	647,497	655,049
Other borrowed funds	427,579	448,657
Accrued interest payable	1,368	1,368

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2010 and December 31, 2009 and the unaudited results of our operations for the three and nine months ended September 30, 2010 and 2009. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

•                  changes in operations of our wealth management and trust services segment, its customer base and assets under management and any associated impact on the fair value of goodwill in the future;

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This guidance significantly expands required disclosures for the allowance for loan losses and the credit quality of financing receivables.  The disclosures will provide information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for loan losses, and the reasons for the change in the allowance for loan losses.  Public entities will need to begin providing disclosures for all periods ending on or after December 15, 2010.  We will provide the required disclosures in our financial statements for the year ending December 31, 2010.

2010 Economic Environment

Our credit quality remains strong despite the challenging economic environment.  Through the third quarter of 2010, the U.S. economy has continued its slow recovery with slight increases in consumer spending and while the unemployment rate has receded from its peak, it remains elevated.  Despite encouraging signs of improvement, the levels of business and consumer demand and production remain low.  Businesses are reluctant to hire and certain real estate markets remain stressed.  At September 30, 2010, we have non-accrual loans totaling $9.6 million and loans contractually past due 90 days or more as to principal or interest of $266,000.  Annualized net charge-offs were 0.49% of our average loans receivable for the nine months ended September 30, 2010. Due to historically low mortgage loan rates, originations from our mortgage banking segment for the first nine months of 2010 have surpassed originations for the same period of 2009.  Originations during the third quarter of 2010 alone almost matched mortgage loan originations for the first six months of 2010.  As a result, net income from our mortgage banking segment increased to $3.6 million for the three months ended September 30, 2010 compared to net income of $779,000 for the same period of 2009.

Market illiquidity continues to impact certain portions of our investment securities portfolio, specifically the ratings of certain corporate bonds in our portfolio. We hold investments of $8.0 million in par value of pooled trust preferred securities, which are significantly below book value as of September 30, 2010 due to the lack of liquidity in the market and investor apprehension for investing in these types of investments.

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

Statements of Income

General

For the three months ended September 30, 2010 and 2009, we reported net income of $5.9 million and $2.6 million, respectively, an increase of $3.3 million, or 127%.  Net interest income after the provision for loan losses increased $3.6 million to $14.7 million for the three months ended September 30, 2010 compared to $11.0 million for the three months ended September 30, 2009.  Provision for loan losses for the three months ended September 30, 2010 was $3.5 million, an increase of $1.5 million, compared to $2.1 million for the same period of 2009.  Despite the increase in our provision for loan losses, the increase in net interest income after provision for loan losses was due to an increase in our net interest income of $5.1 million to $18.2 million for the three months ended September 30, 2010.  Noninterest income for the three months ended September 30, 2010 and 2009 was $9.3 million and $5.7 million, respectively, an increase of $3.6 million.  Realized and unrealized gains on mortgage banking activities increased $2.5 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  In addition, income from managed companies increased $702,000 to

$1.3 million for the three months ended September 30, 2010 compared to $553,000 for the same three month period of 2009.  For the three months ended September 30, 2010, noninterest expense increased to $15.4 million, compared to $13.0 million for the same period of 2009.  The increase in noninterest expense is attributable to increases in salary and benefits expense as we have added business development officers in our commercial banking, wealth management and mortgage banking operations.

For the three months ended September 30, 2010, basic and diluted income per common share were each $0.20.  Basic and diluted earnings per common share for the three months ended September 30, 2009 were each $0.09.  Weighted average fully diluted shares outstanding for the three months ended September 30, 2010 and 2009 were 29,639,114 and 29,524,878, respectively.

Return on average assets for the three months ended September 30, 2010 and 2009 was 1.16% and 0.56%, respectively. Return on average equity for the three months ended September 30, 2010 and 2009 was 10.56% and 5.20%, respectively.

Net income for the nine months ended September 30, 2010 and 2009 was $14.4 million and $6.9 million, respectively, an increase of $7.5 million, or 108%.  Net interest income after provision for loan losses for the nine months ended September 30, 2010 increased $11.0 million to $42.0 million, compared to $30.9 million for the same nine month period of 2009.  The increase in net interest income after provision for loan losses is directly related to our increase in net interest income for the periods presented, despite an increase in provision for loan losses.  Net interest income increased to $50.6 million for the nine months ended September 30, 2010, compared to $35.7 million for the nine months ended September 30, 2009.  Provision for loan losses for the nine months ended September 30, 2010 and 2009 was $8.6 million and $4.8 million, respectively, an increase of $3.8 million.  Noninterest income increased $4.2 million to $21.9 million for the nine months ended September 30, 2010, compared to $17.7 million for the same period of 2009.  The increase in noninterest income is primarily related to an increase in realized and unrealized gains on mortgage banking activities and associated management fee income due to increased loan origination activity from this business line.  Noninterest expense was $42.6 million for the nine months ended September 30, 2010, an increase of $3.8 million compared to $38.7 million for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, basic and diluted income per common share were $0.50 and $0.49, respectively.  Basic and diluted earnings per common share for the nine months ended September 30, 2009 were each $0.26.  Weighted average fully diluted shares outstanding for the nine months ended September 30, 2010 and 2009 were 29,582,342 and 27,047,915, respectively.

Return on average assets for the nine months ended September 30, 2010 and 2009 was 0.98% and 0.52%, respectively. Return on average equity for the nine months ended September 30, 2010 and 2009 was 8.95% and 5.12%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management and trust services.  Net income attributable to the commercial banking segment for the three months ended September 30, 2010 was $3.7 million compared to net income of $2.2 million for the three months ended September 30, 2009.  Net interest income increased $5.1 million to $17.7 million for the three months ended September 30, 2010, compared to $12.6 million for the same period of 2009.  Provision for loan losses increased $1.5 million to

$3.5 million for the three months ended September 30, 2010 compared to $2.1 million for the same period of 2009.  The increase in provision expense is related to current economic and market conditions and an increase in loan charge-offs and nonperforming loans during 2010.  Noninterest income increased to $1.0 million for the three months ended September 30, 2010 compared to $917,000 for the three months ended September 30, 2009.  During the third quarter of 2010, gains of $193,000 were recorded on sales of investment securities available-for-sale, compared to $73,000 for the three months ended September 30, 2009.  Noninterest expense was $10.1 million for the three months ended September 30, 2010, compared to $8.3 million for the same period of 2009.  The increase in noninterest expense for the third quarter of 2010 as compared to the same period of 2009 is primarily due to expenses related to our core system conversion, branch expansion and additions to our business development staff at the Bank.

For the nine months ended September 30, 2010, net income attributable to the commercial banking segment was $11.0 million, and an increase of $5.9 million, from $5.1 million for the same nine month period of 2009.  The increase in net income is attributable to the increase in our net interest income for the periods presented.  Net interest income increased $15.3 million to $49.5 million for the nine months ended September 30, 2010, compared to $34.2 million for the nine months ended September 30, 2009.  Provision for loan losses increased $4.0 million to $8.6 million for the nine months ended September 30, 2010, again as a result of the current economic and market conditions and these impacts on our borrowers.  Noninterest income for the nine months ended September 30, 2010 and 2009 was $3.2 million and $3.1 million, respectively.  Noninterest expense increased to $28.1 million from $25.5 million for the nine months ended September 30, 2010 compared to the same period of 2009.

The mortgage banking segment reported net income of $3.6 million for the three months ended September 30, 2010 compared to a net income of $779,000 for the three months ended September 30, 2009.  The increase in net income for the three months ended September 30, 2010 was primarily attributable to the increase in loan origination activity during 2010 as compared to 2009.  For the nine months ended September 30, 2010, net income was $6.0 million, an increase of $2.5 million, compared to $3.5 million for the nine months ended September 30, 2009.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded net income of $92,000 for the three months ended September 30, 2010, compared to net income of $129,000 for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, this business segment recorded a net loss of $4,000 compared to net income of $205,000 for the same period of 2009.  The decrease in net income during 2010 is primarily attributable to our recording an impairment charge of $451,000 as a result of our annual impairment assessment related to the Wilson/Bennett goodwill.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended September 30, 2010 and 2009 was $18.2 million and $13.1 million, respectively, a period-to-period increase of $5.1 million, or 39%. For the nine months ended September 30, 2010, our net interest income was $50.6 million, compared to $35.7 million for the same period of 2009, an increase of $14.9 million, or 42%.  The net yields on our assets increased as a result of our moderately increasing interest-earning assets while lowering the interest rates on our deposit liabilities.

Specifically, interest income on loans receivable, increased $2.1 million for the three months ended September 30, 2010 compared to the same three month period of 2009.  For the nine months ended September 30, 2010, interest income on loans receivable increased $6.5 million as compared to the nine months ended September 30, 2009.  The increase in interest income on loans receivable is primarily a result of an increase in the volume of our loans receivable portfolio.  Interest income on loans held for sale increased $1.2 million to $2.8 million for the three months ended September 30, 2010, a direct result of a period-to-period increase in mortgage loan originations in our held for sale portfolio.  For the nine months ended September 30, 2010, interest income from loans held for sale increased $419,000 to $6.1 million compared to $5.7 million for the nine months ended September 30, 2009.

Interest income on investment securities, decreased $384,000 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  The decrease in interest income on investment securities is due to the decreased yield of the portfolio for the three months ended September 30, 2010 compared to the same period of 2009.  For the nine months ended September 30, 2010, interest income on investment securities increased $1.2 million.  The increase in interest income on investment securities is related to an increase in purchases of investment securities over the past year.

Total interest expense has decreased $2.2 million for the three months ended September 30, 2010 as compared to the same period of 2009.  For the nine months ended September 30, 2010, total interest expense decreased $6.8 million as compared to the same nine month period of 2009.  The decrease in total interest expense is mostly related to reductions in the interest rates we pay on our interest checking and savings deposit accounts given the current low interest rate environment.  In addition, our certificates of deposit are repricing at lower interest rates.

Our net interest margin, on a tax-equivalent basis, which equals net interest income divided by average interest earning assets, was 3.82% and 2.97% for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, net interest margin was 3.65% and 2.81%, respectively.  The increases in our net interest margin are again attributable to our balance sheet management and strategically decreasing the interest rates we pay on our deposit liabilities.  The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended September 30, 2010, 2009 and 2008

(In thousands)

	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$162,810	$1,904	4.67%	$148,446	$1,781	4.80%	$119,891	$1,843	6.15%
Real estate - commercial	609,800	9,812	6.40%	567,150	8,893	6.27%	454,513	7,447	6.55%
Real estate - construction	203,948	2,959	5.80%	178,585	2,251	5.04%	189,041	2,703	5.72%
Real estate - residential	230,707	2,935	5.09%	201,500	2,596	5.15%	213,360	2,984	5.60%
Home equity lines	120,709	1,065	3.50%	114,414	1,033	3.58%	96,196	1,131	4.66%
Consumer	2,611	39	5.93%	2,815	42	5.92%	2,608	40	6.08%
Total loans	1,330,585	18,714	5.63%	1,212,910	16,596	5.47%	1,075,609	16,148	6.01%

Loans held for sale	243,064	2,808	4.62%	131,417	1,630	4.96%	118,009	1,709	5.79%
Investment securities available-for-sale	290,903	3,206	4.41%	286,835	3,384	4.72%	258,807	3,421	5.29%
Investment securities held-to-maturity	25,495	206	3.23%	39,347	354	3.60%	54,373	586	4.30%
Other investments	15,728	17	0.44%	15,728	33	0.84%	15,726	113	2.91%
Federal funds sold	19,810	11	0.22%	91,776	57	0.25%	19,068	118	2.45%
Total interest-earning assets and interest income (2)	1,925,585	24,962	5.19%	1,778,013	22,054	4.96%	1,541,592	22,095	5.73%

Noninterest earning assets:
Cash and due from banks	12,348			1,213			7,241
Premises and equipment, net	17,079			15,723			17,276
Goodwill and other intangibles, net	13,343			14,025			17,060
Accrued interest and other assets	86,113			59,613			50,487
Allowance for loan losses	(22,181)			(16,692)			(12,763)
Total assets	$2,032,287			$1,851,895			$1,620,893

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:
Interest checking	131,355	85	0.26%	120,990	282	0.92%	114,362	605	2.10%
Money markets	113,375	145	0.51%	54,539	113	0.82%	40,434	230	2.26%
Statement savings	268,665	276	0.41%	314,226	967	1.22%	345,687	2,379	2.73%
Certificates of deposit	671,236	3,066	1.81%	631,746	4,348	2.73%	446,411	4,030	3.58%
Total interest - bearing deposits	1,184,631	3,572	1.20%	1,121,501	5,710	2.02%	946,894	7,244	3.04%

Other borrowed funds	389,969	3,017	3.07%	362,391	3,121	3.42%	359,976	3,427	3.78%

Total interest-bearing liabilities and interest expense	1,574,600	6,589	1.66%	1,483,892	8,831	2.36%	1,306,870	10,671	3.24%

Noninterest-bearing liabilities:
Demand deposits	208,391			150,336			136,575
Other liabilities	25,698			17,280			17,477
Common shareholders’ equity	223,598			200,387			159,971
Total liabilities and shareholders’ equity	$2,032,287			$1,851,895			$1,620,893

Net interest income and net interest margin (2)		$18,373	3.82%		$13,223	2.97%		$11,424	2.96%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 32%.

Rate and Volume Analysis

Three Months Ended September 30, 2010, 2009 and 2008

(In thousands)

	2010 Compared to 2009			2009 Compared to 2008
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$205	$(82)	$123	$439	$(501)	$(62)
Real estate - commercial	669	250	919	1,846	(400)	1,446
Real estate - construction	320	388	708	(150)	(302)	(452)
Real estate - residential	376	(37)	339	(164)	(224)	(388)
Home equity lines	57	(25)	32	210	(308)	(98)
Consumer	(3)	0	(3)	3	(1)	2
Total loans	1,624	494	2,118	2,184	(1,736)	448

Loans held for sale	1,385	(207)	1,178	194	(273)	(79)
Investment securities available-for-sale	48	(226)	(178)	370	(407)	(37)
Investment securities held-to-maturity	(125)	(23)	(148)	(163)	(69)	(232)
Other investments	—	(16)	(16)	2	(82)	(80)
Federal funds sold	(45)	(1)	(46)	442	(503)	(61)

Total interest income (2)	2,887	21	2,908	3,029	(3,070)	(41)

Interest expense:

Interest - bearing deposits:

Interest checking	24	(221)	(197)	35	(358)	(323)
Money markets	122	(90)	32	80	(197)	(117)
Statement savings	(140)	(551)	(691)	(217)	(1,195)	(1,412)
Certificates of deposit	272	(1,554)	(1,282)	1,673	(1,355)	318
Total interest - bearing deposits	278	(2,416)	(2,138)	1,571	(3,105)	(1,534)

Other borrowed funds	238	(342)	(104)	23	(329)	(306)
Total interest expense	516	(2,758)	(2,242)	1,594	(3,434)	(1,840)

Net interest income (2)	$2,371	$2,779	$5,150	$1,435	$364	$1,799

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

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Nine Months Ended September 30, 2010, 2009 and 2008

(In thousands)

	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$160,116	$5,580	4.65%	$158,966	$5,721	4.80%	$127,572	$6,080	6.35%
Real estate - commercial	606,537	28,428	6.21%	531,923	24,984	6.26%	432,948	21,304	6.56%
Real estate - construction	197,108	8,315	5.62%	177,728	6,095	4.57%	190,428	8,723	6.11%
Real estate - residential	227,272	8,819	5.17%	202,133	8,094	5.34%	213,018	8,970	5.61%
Home equity lines	119,248	3,233	3.62%	109,935	3,003	3.65%	90,593	3,338	4.92%
Consumer	2,634	114	5.79%	2,586	118	6.05%	2,680	130	6.48%
Total loans	1,312,915	54,489	5.53%	1,183,271	48,015	5.41%	1,057,239	48,545	6.12%

Loans held for sale	167,947	6,070	4.82%	168,428	5,651	4.47%	132,921	5,792	5.81%
Investment securities available-for-sale	317,195	10,797	4.54%	239,301	8,905	4.96%	264,376	10,400	5.25%
Investment securities held-to-maturity	30,400	759	3.33%	44,351	1,258	3.78%	61,475	1,963	4.25%
Other investments	15,728	38	0.32%	15,697	13	0.11%	15,138	548	4.82%
Federal funds sold	22,304	39	0.23%	57,563	102	0.24%	23,023	433	2.52%

Total interest-earning assets and interest income (2)	1,866,489	72,192	5.16%	1,708,611	63,944	4.99%	1,554,172	67,681	5.81%

Noninterest earning assets:
Cash and due from banks	12,719			1,026			7,526
Premises and equipment, net	16,256			15,977			17,765
Goodwill and other intangibles, net	13,699			14,090			17,140
Accrued interest and other assets	80,676			59,401			52,042
Allowance for loan losses	(20,289)			(15,725)			(12,192)
Total assets	$1,969,550			$1,783,380			$1,636,453

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	133,166	403	0.40%	121,062	960	1.06%	121,338	2,101	2.31%
Money markets	98,749	444	0.60%	49,504	397	1.07%	40,860	764	2.50%
Statement savings	277,845	1,191	0.57%	286,180	3,255	1.52%	366,209	8,312	3.03%
Certificates of deposit	656,142	9,971	2.03%	619,158	13,902	3.00%	450,650	13,274	3.93%
Total interest - bearing deposits	1,165,902	12,009	1.38%	1,075,904	18,514	2.30%	979,057	24,451	3.34%

Other borrowed funds	376,443	9,051	3.21%	363,422	9,383	3.45%	349,178	10,172	3.89%

Total interest-bearing liabilities and interest expense	1,542,345	21,060	1.83%	1,439,326	27,897	2.59%	1,328,235	34,623	3.48%

Noninterest-bearing liabilities:
Demand deposits	189,865			144,233			127,945
Other liabilities	22,730			19,780			18,706
Common shareholders’ equity	214,610			180,041			161,567
Total liabilities and shareholders’ equity	$1,969,550			$1,783,380			$1,636,453

Net interest income and net interest margin (2)		$51,132	3.65%		$36,047	2.81%		$33,058	2.84%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 32%.

Rate and Volume Analysis

Nine Months Ended September 30, 2010, 2009 and 2008

(In thousands)

	2010 Compared to 2009			2009 Compared to 2008
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$161	$(302)	$(141)	$1,496	$(1,855)	$(359)
Real estate - commercial	3,505	(61)	3,444	4,870	(1,190)	3,680
Real estate - construction	665	1,555	2,220	(582)	(2,046)	(2,628)
Real estate - residential	1,007	(282)	725	(458)	(418)	(876)
Home equity lines	254	(24)	230	713	(1,048)	(335)
Consumer	1	(5)	(4)	(4)	(8)	(12)
Total loans	5,593	881	6,474	6,035	(6,565)	(530)

Loans held for sale	(16)	435	419	1,547	(1,688)	(141)
Investment securities available-for-sale	2,899	(1,007)	1,892	(986)	(509)	(1,495)
Investment securities held-to-maturity	(396)	(103)	(499)	(550)	(155)	(705)
Other investments	0	25	25	19	(554)	(535)
Federal funds sold	(62)	(1)	(63)	656	(987)	(331)

Total interest income (2)	8,018	230	8,248	6,721	(10,458)	(3,737)

Interest expense:

Interest - bearing deposits:

Interest checking	96	(653)	(557)	(7)	(1,134)	(1,141)
Money markets	395	(348)	47	161	(528)	(367)
Statement savings	(95)	(1,969)	(2,064)	(1,822)	(3,235)	(5,057)
Certificates of deposit	829	(4,760)	(3,931)	4,946	(4,318)	628
Total interest - bearing deposits	1,225	(7,730)	(6,505)	3,278	(9,215)	(5,937)

Other borrowed funds	336	(668)	(332)	405	(1,194)	(789)

Total interest expense	1,561	(8,398)	(6,837)	3,683	(10,409)	(6,726)

Net interest income (2)	$6,457	$8,628	$15,085	$3,038	$(49)	$2,989

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

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2010 and 2009 was $3.5 million and $2.1 million, respectively. For the nine months ended September 30, 2010 and 2009, our provision for loan losses was $8.6 million and $4.8 million, respectively.  The increase in our provision expense during 2010 compared to 2009 is a direct result of increases in non-performing loans and the adverse migration of certain loans through our allowance for loan losses calculation model because of ongoing adverse economic conditions.  While we continue to report strong credit quality in our loan portfolio, we have experienced increases in our watch list credits and net charge-offs.  Our provision expense was also impacted by net new loan growth in addition to our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.”

During the first nine months of 2010, we charged off residential loans totaling $1.7 million and consumer loans totaling $50,000.  We recorded charge-offs on four previously impaired commercial loans totaling $3.1 million through September 30, 2010.

The allowance for loan losses at September 30, 2010 and December 31, 2009 was $22.4 million and $18.6 million, respectively. Our allowance for loan losses ratio to loans receivable, net was 1.66% and 1.44% at September 30, 2010 and December 31, 2009, respectively.  Nonperforming loans at September 30, 2010 and December 31, 2009, were $9.6 million and $847,000, respectively. The increase in nonperforming loans was a result of two commercial relationships, which were previously impaired, having deteriorated further in 2010.

Continued challenging economic conditions could adversely affect our home equity loans of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Continued deterioration in commercial and residential real estate values, employment data and household incomes could result in higher credit losses for us.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At September 30, 2010, our commercial real estate portfolio was 46% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three amd Nine Months Ended September 30, 2010 and 2009

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance, beginning of the period	$21,058	$16,150	$18,636	$14,518

Provision for loan losses	3,500	2,050	8,625	4,750

Loans charged off:
Commercial and industrial	(1,750)	(25)	(3,112)	(40)
Residential	(425)	(701)	(1,732)	(1,756)
Consumer	(2)	(1)	(50)	(4)
Total loans charged off	(2,177)	(727)	(4,894)	(1,800)

Recoveries:
Commercial and industrial	—	—	3	5
Residential	52	—	62	—
Consumer	11	—	12	—
Total recoveries	63	—	77	5

Net (charge offs) recoveries	(2,114)	(727)	(4,817)	(1,795)

Ending balance, September 30,	$22,444	$17,473	$22,444	$17,473

	September 30,	September 30,
	2010	2009
Loans:
Balance at period end	$1,351,703	$1,263,291
Allowance for loan losses to loans receivable, net of fees	1.66%	1.38%
Annualized net charge-offs to average loans receivable	0.49%	0.20%

Allocation of the Allowance for Loan Losses

At September 30, 2010 and December 31, 2009

(In thousands)

	September 30,		December 31,
	2010		2009
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,405	12.01%	$2,797	12.45%
Real estate - commercial	11,027	45.54%	9,666	45.80%
Real estate - construction	5,046	15.83%	2,829	14.80%
Real estate - residential	2,592	17.46%	2,096	17.67%
Home equity lines	1,307	8.95%	1,182	9.07%
Consumer	67	0.21%	66	0.21%

Total allowance for loan losses	$22,444	100.00%	$18,636	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans Receivable

At September 30, 2010 and December 31, 2009

(In thousands)

	September 30,	December 31,
	2010	2009
Nonaccruing loans	$9,315	$696

Loans contractually past-due 90 days or more and still accruing	266	151

Total nonperforming loans receivable	$9,581	$847

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Noninterest income for the three months ended September 30, 2010 and 2009 was $9.3 million and $5.7 million, respectively.  Noninterest income for the nine months ended September 30, 2010 and 2009 was $21.9 million and $17.7 million, respectively.  Realized and unrealized gains on mortgage banking activities by our mortgage banking segment for the three months ended September 30, 2010 and 2009 were $5.3 million and $2.8 million, respectively, an increase of $2.5 million, or 88%.  During the third quarter of 2010, our mortgage loan origination volume significantly increased as a result of historically low mortgage rates.  In addition, the margin we earn on loan sales has significantly increased contributing to the increase in our gains.  Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees and gains associated with our sales of loans to third party investors.  Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.  For the nine months ended September 30, 2010 and 2009, realized and unrealized gains on mortgage banking activities were $11.9 million and $9.6 million, respectively.  This increase is attributable to the aforementioned increase in loan origination and sales volume for the year to date 2010 compared to 2009, in addition to the increase in the margin we earn on our loan sales over the past year.

Management fee income, which represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales, increased $702,000 to $1.3 million for the three months ended September 30, 2010 as compared to $553,000 for the three months ended September 30, 2009.  For the nine months ended September 30, 2010 and 2009, management fee income was $2.7 million and $1.3 million, respectively.  This component of our mortgage banking business has seen increases in loan origination and sales volume, which has contributed to the increase in our management fee income.

Loan fees increased $175,000 to $678,000 for the three months ended September 30, 2010 as compared to the same period of 2009.  For the nine months ended September 30, 2010 and 2009, loan fees were $1.5 million and $2.2 million, respectively, a decrease of $671,000.  The decrease is primarily related to a decrease in fee income from our mortgage banking segment, specifically, at George Mason’s title company.

Investment fee income increased $73,000 to $1.0 million for the three months ended September 30, 2010 compared to $975,000 for the same period of 2009. For the nine months ended September 30, 2010 and 2009, investment fee income was $3.1 million and $2.7 million, respectively.  The increase in investment fee income is attributable to increases in the market values of managed and custodial assets and an increase in the number of customer relationships in our trust division.

The increase in the cash surrender value of our bank-owned life insurance for the three and nine months ended September 30, 2010 and 2009 was $173,000 and $499,000, respectively.  For the same three and nine month periods of 2009, income from our bank-owned life insurance was $167,000 and $400,000, respectively.  The increase is directly related to increases in the underlying value of the investments.

For the three months ended September 30, 2010 and 2009, we recorded net gains on sales of investment securities available-for-sale of $193,000 and $73,000, respectively.  For the year-to-date September 30, 2010 and 2009, net gains on sales of investment securities were $726,000 and $625,000, respectively.  For the three months ended September 30, 2010 and 2009, net gains on investment securities held for trading purposes was $116,000 and $97,000, respectively.  For the nine months ended September 30, 2010 we recorded net gains of $84,000 on investment securities held for trading purposes compared to a net loss of $422,000 for the same period of 2009.  The loss recorded during 2009 was a result of our purchase of investments to economically hedge against fair value changes of our nonqualified deferred compensation plan liability.  These investments are designated as trading securities, and as such, the changes in fair value are reflected in earnings.  These trading losses were primarily the result of lower stock prices and were partially offset by a reduction in the period’s compensation expense associated with this benefit plan.

Noninterest income represented 34% and 30% of our total revenues for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, noninterest income as a percentage of our total revenues was 30% and 33%, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended September 30, 2010 was $15.4 million, compared to $13.0 million for the same period of 2009, an increase of $2.4 million, or 18%.  For the nine months ended September 30, 2010 and 2009, noninterest expense was $42.6 million and $38.7 million, respectively, an increase of $3.8 million, or 10%.

For the quarter ended September 30, 2010, salaries and benefits expense increased to $8.9 million up from $5.9 million for the quarter ended September 30, 2009.  The increase in salaries and benefits expense is mostly related to increases in our business development personnel at our commercial banking, wealth management and mortgage banking segments.  Also, we recorded an additional $801,000 during the third quarter of 2010 related to our CEO’s new employment agreement, which includes the immediate vesting of his supplemental executive retirement plan.  In addition, accruals for incentive pay for 2010 have increased compared to 2009 as a result of better than expected financial results for the quarter and year-to-date 2010.  Data communications expense increased $449,000 to $1.2 million for the three months ended September 30, 2010 as compared to $797,000 for the same period of 2009, for core IT system conversion costs.  Offsetting these increases is a reversal of accruals related to mortgage loan repurchases and putbacks of $1.1 million during the third quarter of 2010.  During the past two years, we have taken steps to limit our exposure to loan repurchases through agreements entered into with various investors.  During 2010, we experienced favorable results in resolving various investor claims and reduced our reserve by $1.1 million.  At September 30, 2010, there were no outstanding loan repurchases or settlements.  Additional increases in noninterest expense are related to branch expansion as we added a banking office and a mortgage banking office during the 2010 quarter.

For the year to date September 30, 2010, salaries and benefits expense increased to $21.8 million up from $17.5 million for the nine months ended September 30, 2009.  Data communications expense increased $1.0 million to $3.4 million for the nine months ended September 30, 2010 as compared to $2.4 million for the same period of 2009.  These increases were attributable to the aforementioned increases in personnel, benefits and our core system conversion.  Additional increases in noninterest expense are related to branch expansion as we added a banking office and a mortgage banking office during 2010.  FDIC insurance premiums decreased $610,000 to $1.6 million for the nine months ended September 30, 2010 compared to $2.2 million for the same period of 2009.  The decrease in the assessment is due to the FDIC’s special assessment which occurred during the second quarter of 2009.  Mortgage loan repurchases and settlements decreased $2.4 million during the nine months ended September 30, 2010 as compared to the same period of 2009, again due to our taking steps to reduce our exposure to loan repurchases and putbacks in our mortgage banking segment. Also contributing to the increase in our noninterest expense for 2010 was an impairment charge of $451,000 related to our annual impairment analysis of the goodwill associated with our acquisition of Wilson/Bennett.

Income Taxes

For the three months ended September 30, 2010, we recorded a provision for income taxes of $2.7 million, compared to $1.2 million for the same period of 2009.  Our effective tax rate for the three months ended September 30, 2010 and 2009 was 32% and 31%, respectively.  For the nine months ended September 30, 2010, we recorded a provision for income taxes of $6.9 million, compared to $3.0 million for the same period of 2009.  Our effective tax rate for the nine months ended September 30, 2010 and 2009 was 32% and 30%, respectively.  Our effective rate as of September 30, 2010 increased compared to September 30, 2009 because the income we realize on our tax-exempt investments has been a smaller portion of our overall net income during the first nine months of 2010.  Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $2.13 billion and $1.98 billion at September 30, 2010 and December 31, 2009, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $321.9 million at September 30, 2010, compared to $382.5 million at December 31, 2009, a decrease of $60.6 million.  The decrease in investment securities during 2010 as compared to 2009 is a result of paydowns and sales of investment securities during 2010. We have not replaced these securities with new purchases because this funding has been reallocated to support the increase in our loans held for sale. The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  At September 30, 2010, investment securities available-for-sale were $296.6 million, investment securities held-to-maturity were $23.4 million and investment securities-trading were $1.8 million. At December 31, 2009, investment securities available-for-sale were $343.6 million, investment securities held-to-maturity were $35.2 million, and investment securities-trading were $3.7 million.  See the following table for additional information on our investment securities portfolio.

We complete reviews for other-than-temporary impairment at least quarterly.  As of September 30, 2010, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At September 30, 2010, 96% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $7.9 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At September 30, 2010 certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.

In addition, our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at September 30, 2010 (each security has a par value of $2.0 million).  These securities are presented as corporate bonds in the table below.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  Two of the securities have a composite rating of AA, one of the securities has a composite rating of BB- and the other security has a composite rating of B-.  These ratings are consistent with the grades from the other rating agencies.  There is minimal observable trading activity for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio during 2010.  We do not intend to sell nor do we believe it is probable that we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

See Note 5 to our notes to the consolidated financial statements for additional information on our investment securities portfolio.

FHLB stock at each of September 30, 2010 and December 31, 2009 was $15.7 million, and is included in other investments on the consolidated statements of condition.  During 2008, the FHLB of Atlanta announced a change in their dividend declaration and payment schedule beginning during the fourth quarter of 2008.  The change was initiated so that the dividend can be declared and paid to member banks after the FHLB has calculated their net income for the preceding quarter.  During 2009, the FHLB announced changes to its capital stock requirements.  Specifically, the Board of Directors increased the dollar cap on its stock purchases from $25 million to $26 million and repurchases of member excess stock will be evaluated on a quarterly basis instead of a daily basis.  We do not expect the above changes to materially impact our liquidity position.

Investment Securities

At September 30, 2010 and December 31, 2009

(In thousands)

	Amortized	Fair	Average
Available-for-sale at September 30, 2010	Cost	Value	Yield
U.S. government-sponsored agencies
Five to ten years	$20,932	$23,129	4.14%
Total U.S. government-sponsored agencies	20,932	23,129	4.14%

Mortgage-backed securities (1)
One to five years	7	7	9.01%
Five to ten years	24,325	25,550	4.20%
After ten years	166,456	174,451	4.54%
Total mortgage-backed securities	190,788	200,008	4.49%

Tax exempt municipal securities (2)
Five to ten years	7,566	7,972	3.42%
After ten years	52,910	55,806	3.98%
Taxable municipal securities
Five to ten years	2,814	2,896	5.04%
After ten years	1,503	1,612	4.90%
Total municipal securities	64,793	68,286	3.98%

U. S. treasury securities
One to five years	4,917	5,185	2.36%
Total U.S. treasury securities	4,917	5,185	2.36%
Total investment securities available-for-sale	$281,430	$296,608	4.31%

	Amortized	Fair	Average
Held-to-maturity at September 30, 2010	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	406	426	4.16%
Five to ten years	4,350	4,587	4.61%
After ten years	10,674	11,169	4.12%
Total mortgage-backed securities	15,430	16,182	4.26%

Corporate bonds
After ten years	8,004	3,072	1.49%
Total corporate bonds	8,004	3,072	1.49%
Total investment securities held-to-maturity	23,434	19,254	3.31%

Total investment securities	$304,864	$315,862	4.23%

	Amortized	Fair	Average
Available-for-sale at December 31, 2009	Cost	Value	Yield
U.S. government-sponsored agencies
Five to ten years	$26,074	$26,030	4.15%
After ten years	29,974	29,629	5.01%
Total U.S. government-sponsored agencies	56,048	55,659	4.61%

Mortgage-backed securities (1)
One to five years	9	9	8.97%
Five to ten years	33,079	33,964	4.21%
After ten years	184,635	189,432	4.84%
Total mortgage-backed securities	217,723	223,405	4.74%

Tax exempt municipal securities (2)
Five to ten years	6,090	6,156	3.34%
After ten years	50,270	50,227	4.01%
Taxable municipal securities
After ten years	3,331	3,225	4.96%
Total municipal securities	59,691	59,608	3.99%

U. S. treasury securities
One to five years	4,901	4,897	2.36%
Total U.S. treasury securities	4,901	4,897	2.36%
Total investment securities available-for-sale	$338,363	$343,569	4.55%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2009	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$1,833	$1,884	4.43%
Five to ten years	6,244	6,478	4.59%
After ten years	19,103	19,731	4.26%
Total mortgage-backed securities	27,180	28,093	4.35%

Corporate bonds
After ten years	8,004	3,343	1.33%
Total corporate bonds	8,004	3,343	1.33%
Total investment securities held-to-maturity	35,184	31,436	3.66%

Total investment securities	$373,547	$375,005	4.47%

(1)  Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $1.35 billion at September 30, 2010 and $1.29 billion at December 31, 2009, an increase of $58.3 million.  This increase is a result of additions to our sales and lending staff over the past year.  See the following table for details on the loans receivable portfolio. Loans held for sale at September 30, 2010 were $341.4 million compared to $179.5 million at December 31, 2009.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At September 30, 2010 and December 31, 2009

(In thousands)

	September 30, 2010		December 31, 2009

Commercial and industrial	$162,505	12.01%	$161,156	12.45%
Real estate - commercial	616,280	45.54%	592,780	45.80%
Real estate - construction	214,157	15.83%	191,523	14.80%
Real estate - residential	236,314	17.46%	228,693	17.67%
Home equity lines	121,088	8.95%	117,392	9.07%
Consumer	2,832	0.21%	2,859	0.21%

Gross loans	$1,353,176	100.00%	1,294,403	100.00%

Net deferred (fees) costs	(1,473)		(971)
Less: allowance for loan losses	(22,444)		(18,636)

Loans receivable, net	$1,329,259		$1,274,796

Deposits

Total deposits were $1.40 billion at September 30, 2010 compared to $1.30 billion at December 31, 2009. During 2010, we have had increases in our noninterest bearing checking products, money market checking, savings and certificates of deposit. We have had success in attracting deposit balances from customers seeking to deposit their money with smaller, local banks and depositors are increasing balances held with financial institutions as a result of the increased protection of their money by the FDIC.  See the following table for details on certificates of deposit with balances of $100,000 or more. We are a member of the Certificates of Deposit

Account Registry Service (“CDARS”).   CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At September 30, 2010 and December 31, 2009, we had $110.4 million and $59.4 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $10.0 million and $28.2 million at September 30, 2010 and December 31, 2009, respectively.

Certificates of Deposit of $100,000 or More

At September 30, 2010

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$129,022	$18,393	$147,415
Over three months through six months	49,013	4,335	53,348
Over six months through twelve months	57,670	8,156	65,826
Over twelve months	100,355	25,628	125,983
	$336,060	$56,512	$392,572

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds increased $13.7 million to $441.3 million at September 30, 2010, compared to $427.6 million at December 31, 2009.  Treasury, Tax & Loan Note option borrowings decreased $987,000 to $999,000 at September 30, 2010 compared to $2.0 million at December 31, 2009.  FHLB advances remained at $280.0 million at September 30, 2010 compared to December 31, 2009. Customer repurchase agreements increased $1.7 million to $81.7 million at September 30, 2010 compared to $80.0 million at December 31, 2009.  We had federal funds purchased of $58.0 million at September 30, 2010 compared to $45.0 million at December 31, 2009.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At September 30, 2010

(In thousands)

	Yield	Amount
Short-term borrowed funds:
TT&L note option	0.00%	$999
Customer repurchase agreements	0.25%	81,669
Federal Funds Purchased	0.29%	58,000
Total short-term borrowed funds and weighted average rate	0.26%	$140,668
Other borrowed funds:
Trust preferred	3.99%	$20,619
FHLB advances - long term	3.90%	280,000
Other borrowed funds and weighted average rate	3.91%	$300,619

Total other borrowed funds and weighted average rate	2.75%	$441,287

Shareholders’ Equity

Shareholders’ equity at September 30, 2010 was $224.1 million compared to $204.5 million at December 31, 2009, an increase of $19.6 million, or 10%. The increase in shareholders’ equity at September 30, 2010 compared to December 31, 2009 is primarily attributable to net income of $14.4 million for the nine months ended September 30, 2010.  In addition, accumulated other comprehensive income increased $6.3 million for the nine months ended September 30, 2010.  Book value per share at September 30, 2010 was $7.79 compared to $7.12 at December 31, 2009. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at September 30, 2010 was $7.00 compared to $6.52 at December 31, 2009.

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

For the three months ended September 30, 2010, the commercial banking segment recorded net income of $3.7 million compared to $2.2 million for the same period of 2009. For the nine months ended September 30, 2010, the commercial banking segment recorded net income of $11.0 million compared to $5.1 million for the nine months ended September 30, 2009.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At September 30, 2010, total assets for this segment were $2.07 billion, loans receivable, net of deferred fees and costs, were $1.35 billion and total deposits were $1.40 billion. At September 30, 2009, total assets were $1.86 billion, loans receivable, net of deferred fees and costs, were $1.26 billion and total deposits were $1.28 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason, and Cardinal First. Both George Mason and Cardinal First engage primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended September 30, 2010 and 2009, the mortgage banking segment recorded net income of $3.6 million and $779,000, respectively. For the nine months ended September 30, 2010 and 2009, the mortgage banking segment recorded net income of $6.0 million and $3.5 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At September 30, 2010, total assets for this segment were $373.2 million; loans held for sale were $341.4 million and mortgage funding checks were $33.1 million. At September 30, 2009, total assets were $177.2 million; loans held for sale were $151.8 million and mortgage funding checks were $13.2 million.

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

For the three months ended September 30, 2010 and 2009, the wealth management and trust services segment recorded net income of $92,000 and $129,000, respectively. For the nine months ended September 30, 2009, the wealth management and trust services segment recorded a net loss of $4,000 and net income of $205,000, respectively.  We recorded an impairment charge of $451,000 in this business segment during the second quarter of 2010 related to the goodwill associated with the acquisition of Wilson/Bennett.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  We are in the process of negotiating our service agreement with one of our largest Trust clients.  If we are unsuccessful in retaining this client, this would decrease revenues and cash flows derived from a reporting unit within our wealth management and trust services business segment, and result in the potential impairment of the goodwill and intangible assets recorded in the reporting unit.  We expect that the negotiations will be concluded in the next 30-60 days.  At September 30, 2010, total assets were $3.0 million and managed and custodial assets were $3.1 billion. At September 30, 2009, total assets for this segment were $3.5 million and managed and custodial assets were $3.1 billion.

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

At September 30, 2010, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 12.28% and 13.57%, respectively. At December 31, 2009, our Tier 1 and total risk-based capital ratios were 12.97% and 14.15%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The decrease in our risk-based capital ratios was primarily a result of the increase in assets on our balance sheet and changes in the risk weightings of certain assets during 2010, offset by an increase in shareholders’ equity at September 30, 2010 compared to December 31, 2009.

The following table provides additional information pertaining to our capital ratios.

Capital Components

At September 30, 2010 and December 31, 2009

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio

Cardinal Financial Corporation (Consolidated):

At September 30, 2010
Total risk-based capital/Total capital to risk-weighted assets	$239,939	13.57%	$141,455	>	8.00%	$176,819	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	217,222	12.28%	70,728	>	4.00%	106,091	>	6.00%
Tier I capital/Total capital to average assets	217,222	10.76%	80,758	>	4.00%	100,947	>	5.00%

At December 31, 2009
Total risk-based capital/ Total capital to risk-weighted assets	$226,137	14.15%	$127,869	>	8.00%	$159,837	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	207,286	12.97%	63,935	>	4.00%	95,902	>	6.00%
Tier I capital/ Total capital to average assets	207,286	11.03%	75,185	>	4.00%	93,981	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Cardinal Bank:

At September 30, 2010
Total risk-based capital/Total capital to risk-weighted assets	$224,218	12.74%	$140,765	>	8.00%	$175,956	>	10.00%
Tier I capital/Tier I capital to risk-weighted assets	201,501	11.45%	70,383	>	4.00%	105,574	>	6.00%
Tier I capital/Total capital to average assets	201,501	10.02%	80,407	>	4.00%	100,509	>	5.00%

At December 31, 2009
Total risk-based capital/ Total capital to risk-weighted assets	$206,413	12.98%	$127,257	>	8.00%	$159,071	>	10.00%
Tier I capital/ Tier I capital to risk-weighted assets	187,562	11.79%	63,629	>	4.00%	95,443	>	6.00%
Tier I capital/ Total capital to average assets	187,562	10.02%	74,884	>	4.00%	93,605	>	5.00%

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable. The required payments under such obligations are detailed in the following table.

Contractual Obligations

At September 30, 2010

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$555,215	$300,275	$105,417	$135,845	$13,678

Brokered certificates of deposit	120,440	112,992	7,448	—	—

Advances from the Federal Home Loan Bank of Atlanta	280,000	—	75,000	50,000	155,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	29,551	4,656	3,379	8,928	12,588

Total	$1,005,825	$417,923	$191,244	$194,773	$201,885

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposures to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  During the past two years, we have taken steps to limit our exposure to loan repurchases through agreements entered into with various investors.  During 2010, we experienced favorable results in resolving various investor claims and had no outstanding loan repurchases or settlement as of September 30, 2010 and therefore reduced our reserves by $1.1 million.

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

At September 30, 2010, commitments to extend credit were $445.4 million and standby letters of credit were $20.1 million. Commitments to extend credit of $215.7 million as of September 30, 2010 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature.

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

Cash flows from amortizing assets or maturing assets and our investment securities available-for-sale portfolio can also provide funding to meet the needs of depositors and borrowers.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $316.5 million at September 30, 2010 or 15% of total assets. We held investments that are classified as held-to-maturity in the amount of $23.4 million at September 30, 2010. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its residential real estate and commercial real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at September 30, 2010 was $153.7 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $100 million at September 30, 2010. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

At September 30, 2010, our asset/liability position was neutral based on our interest rate sensitivity model.  Currently, our net interest income would decrease by less than 1.2% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 2.6% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario.

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

At September 30, 2010, our asset/liability position was neutral based on our interest rate sensitivity model.  Currently, our net interest income would decrease by less than 1.2% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 2.6% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended September 30, 2010, we did not purchase shares of our common stock.

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: November 5, 2010	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2010	/s/ Jennifer L. Deacon
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