Form 10-K
period 2010-12-31
CARDINAL FINANCIAL CORP
filed 2011-03-14
CIK 1060523

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (No not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2010: $255,063,335.

         The number of shares outstanding of Common Stock, as of March 7, 2011, was 28,919,639.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

        We own Cardinal Bank, (the "Bank"), a Virginia state-chartered community bank with 26 banking offices located in Northern Virginia and the greater Washington, D.C. metropolitan area. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

        Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC ("George Mason") and Cardinal First Mortgage, LLC ("Cardinal First"), collectively the "mortgage banking segment," retail securities brokerage through Cardinal Wealth Services, Inc. ("CWS"), asset management through Wilson/Bennett Capital Management, Inc. ("Wilson/Bennett") and trust, estate, custody, investment management and retirement planning through the trust division of Cardinal Bank.

        George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through six branches located throughout the metropolitan Washington, D.C. region. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $3.2 billion in 2010 and $2.6 billion in 2009, excluding advances on construction loans and including loans purchased from other mortgage banking companies owned by local home builders but managed by George Mason. George Mason sells its mortgage loans to third party investors servicing released.

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

Growth Strategy

        We believe that the strong demographic characteristics of our market and the relative strength of the metropolitan Washington, D.C. area, particularly Northern Virginia, provide a significant opportunity to continue building a successful community-focused banking franchise. We intend to continue to expand our business through internal growth, as well as selective geographic expansion, while maintaining strong asset quality and achieving increasing profitability. The strategy for achieving these objectives includes the following:

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

        Expand our lending activities.    As of December 31, 2010, we have increased our legal lending limit to over $34.0 million as a result of retained earnings and our successful capital raise efforts during 2009. The increase in our legal lending limit allows us to further expand our commercial and real estate lending activities. It also improves our ability to seek business from larger government contractors, businesses who we believe are conservatively operated and well capitalized residential homebuilders. According to George Mason University's Center for Regional Analysis, federal government spending in the greater Washington D.C. region was approximately $130 billion in 2008, and we believe there are unique growth opportunities in this sector of our regional economy. Our goal is to aggressively grow our loan portfolio while maintaining superior asset quality through conservative underwriting practices.

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

        Based on estimates released by the U.S. Census Bureau, the population of the greater Washington metropolitan area was approximately 5.5 million people in 2009, the eighth largest statistical area in the country. The median annual household income for this area in 2009 was approximately $83,000, which makes it one of the wealthiest regions in the country. For 2010, based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor, the unemployment rate for the greater Washington metropolitan area was approximately 5.7%, compared to a national unemployment rate of 9.4%. As of June 30, 2010, total deposits in this area were approximately $166 billion as reported by the Federal Deposit Insurance Corporation ("FDIC").

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

        Of the $166 billion in bank deposits in the greater Washington region at June 30, 2010, approximately 83% were held by banks that are either based outside of the greater Washington region or are operating wholesale banks that generate deposits nationally. Excluding institutions based outside our region, we have grown to the fifth largest financial institution headquartered in the greater Washington region as measured by total deposits. By providing competitive products and more personalized service and being actively involved in our local communities, we believe we can continue to increase our share of this deposit market.

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

        The principal business of George Mason, the Bank's primary mortgage banking subsidiary, is to originate residential loans for sale into the secondary market on a best efforts basis. These loans are closed and serviced by George Mason on an interim basis pending their ultimate sale to a permanent investor. The mortgage subsidiary funds these loans through a line of credit from Cardinal Bank and cash available through its own operations. George Mason's income on these loans is generated from the fees it charges its customers, the gains it recognizes upon the sales of loans and the interest income it earns prior to the delivery of the loan to the investor. Costs associated with these loans are primarily comprised of salaries and commissions paid to loan originators and support personnel, interest expense incurred while the loans are held pending sale and other expenses associated with the origination of the loans. In addition, George Mason generates management fee income by providing specific services to other mortgage banking companies owned by local home builders.

        Cardinal First, in addition to assisting Cardinal Bank customers in their residential mortgage needs, offers a construction-to-permanent loan program. This program provides variable rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market. These construction-to-permanent loans generate fee income as well as net interest income and are classified as loans held for sale.

        The mortgage banking segment's business is both cyclical and seasonal. The cyclical nature of its business is influenced by, among other things, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy. Historically, the mortgage banking segment has its lowest levels of quarterly loan closings during the first quarter of the year.

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

Lending

        We offer a full range of short to long-term commercial, real estate and consumer lending products and services, which are described in further detail below. We have established target percentage goals for each type of loan to insure adequate diversification of our loan portfolio. These goals, however, may change from time to time as a result of competition, market conditions, employee expertise, and other factors. Commercial and industrial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 14%, 45%, 17%, 15%, 8% and 1%, respectively of our loan portfolio at December 31, 2010.

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

        Historically, commercial and industrial loans generally have a higher degree of risk than residential mortgage loans. Residential mortgage loans generally are made on the basis of the borrower's ability to repay the loan from his or her salary and other income and are secured by residential real estate, the value of which generally is readily ascertainable. In contrast, commercial loans typically are made on the basis of the borrower's ability to repay the loan from the cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory, the values of which may fluctuate over time and generally cannot be appraised with as much precision as residential real estate. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent upon the commercial success of the business itself.

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

Other Products and Services

        We offer other banking-related specialized products and services to our customers, such as travelers' checks, coin counters, wire services, and safe deposit box services. We issue letters of credit for some of our commercial customers, most of which are related to real estate construction loans. We have not engaged in any securitizations of loans.

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

Employees

        At December 31, 2010, we had 417 full-time equivalent employees. None of our employees are represented by any collective bargaining unit. We believe our relations with our employees are good.

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

        In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Regulators have indicated that financial holding companies should generally pay dividends only if the organization's net income available to common shareholders is sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition.

Insurance of Accounts, Assessments and Regulation by the FDIC

        The deposits of our bank subsidiary are insured by the FDIC up to the limits set forth under applicable law. The deposits of our bank subsidiary are subject to the deposit insurance assessments of the Deposit Insurance Fund, or "DIF", of the FDIC.

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

        The FDIC is required to maintain a designated minimum ratio of the DIF to insured deposits in the United States. In July 2010, the Dodd Frank Wall Street Reform and Consumer Protection Act (the "Financial Reform Act") was signed into law. The Financial Reform Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. The FDIC has recently adopted new regulations that establish a long-term target DIF ratio of greater than two percent. As a result of the ongoing instability in the economy and the failure of other U.S. depository institutions, the DIF ratio is currently below the required targets and the FDIC has adopted a restoration plan that will result in substantially higher deposit insurance assessments for all depository institutions over the coming years. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole.

        Pursuant to the Financial Reform Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Financial Reform Act also provides for unlimited FDIC insurance coverage for noninterest-bearing demand deposit accounts for a two year period beginning on December 31, 2010 and ending on December 31, 2012.

        The Financial Reform Act also changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution's domestic deposits to its total assets minus tangible equity. On February 7, 2011, the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Financial Reform Act. The new regulation will be effective April 1, 2011 and will be reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the new regulations, we expect to incur annual deposit insurance assessments that are higher than before the financial crisis. While the burden on replenishing the DIF will be placed primarily on institutions with assets of greater than $10 billion, any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

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

        The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered "well-capitalized" at December 31, 2010 and, in addition, our bank subsidiary maintains sufficient capital to remain in compliance with capital requirements and is considered "well-capitalized" at December 31, 2010.

        The Financial Reform Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements. Under the Collins Amendment to the Financial Reform Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements can't be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. Accordingly, our trust preferred securities will continue to qualify as Tier 1 capital.

Other Safety and Soundness Regulations

        There are significant obligations and restrictions imposed on financial holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any financial holding company or bank which violates the law, engages in an unsafe or unsound banking practice, or which is about to engage in an unsafe or unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil monetary penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain actions be undertaken. Under the Financial Reform Act and longstanding policies of the Federal Reserve Board, we are required to serve as a source of financial strength to our subsidiary depository institution and to commit resources to support the Bank in circumstances where we might not do so otherwise.

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

Federal Reserve System

        In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts and demand deposit accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements. For net transaction accounts in 2011, the first $10.7 million of balances will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction account balances over $10.7 million to and including $58.8 million. A 10% reserve ratio will be applied to amounts in net transaction account balances in excess of $58.8 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of our interest-earning assets. Beginning October 2008, the Federal Reserve Banks pay financial institutions interest on their required reserve balances and excess funds deposited with the Federal Reserve. The interest rate paid is the targeted federal funds rate.

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

        The Financial Reform Act also provides that banks may not "purchase an asset from, or sell an asset to" a bank insider (or their related interests) unless (i) the transaction is conducted on market terms between the parties, and (ii) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the bank, it has been approved in advance by a majority of the bank's non-interested directors.

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

The Financial Reform Act

        On July 21, 2010, the Financial Reform Act was signed into law. The Financial Reform Act provides for sweeping financial regulatory reform and will alter the way in which we conduct certain businesses.

        The Financial Reform Act contains a broad range of significant provisions that could affect our businesses, including, without limitation, the following:

  •
  Mandating that the Federal Reserve limit debit card interchange fees;

  •
  Changing the assessment base used in calculating FDIC deposit insurance fees from assessable deposits to total assets less tangible capital;

  •
  Creating a new regulatory body to set requirements around the terms and conditions of consumer financial products and expanding the role of state regulators in enforcing consumer protection requirements over banks;

  •
  Increasing the minimum reserve ratio of the DIF to 1.35 percent and eliminating the maximum reserve ratio;

  •
  Making permanent the $250,000 limit for federal deposit insurance and providing unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions;

  •
  Allowing depository institutions to pay interest on demand deposits effective July 21, 2011;

  •
  Imposing new requirements on mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers;

  •
  Establishing minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks;

  •
  Allowing national and state banks to establish de novo interstate branches outside of their home state, and mandating that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state;

  •
  Enhancing the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions" and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained;

  •
  Placing restrictions on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution's board of directors;

  •
  Including a variety of corporate governance and executive compensation provisions and requirements.

        The Financial Reform Act is expected to have a negative impact on our earnings through fee reductions, higher costs and new restrictions. The Financial Reform Act may have a material adverse impact on the value of certain assets and liabilities on our balance sheet. As a result of the Financial Reform Act and its related rules and subject to final rulemaking over the next year, we believe that our debit card revenue could be adversely impacted beginning as soon as the third quarter of 2011. One provision of the Financial Reform Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers. In December 2010, the Federal Reserve proposed capping the fee at 12 cents per debit card transaction, which is well below the average that banks currently charge. While banks with less than $10 billion in assets (such as the Bank) are exempted from this measure, as a practical matter we expect that, if this measure is implemented, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers. As a result, our debit card revenue could be adversely impacted if the interchange cap is implemented.

        Most provisions of the Financial Reform Act require various federal banking and securities regulators to issue regulations to clarify and implement its provisions or to conduct studies on significant issues. These proposed regulations and studies are generally subject to a public notice and comment period. The timing of issuance of final regulations, their effective dates and their potential impacts to our businesses will be determined over the coming months and years. As a result, the ultimate impact of the Financial Reform Act's final rules on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions.

Future Regulatory Uncertainty

        Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal and state regulation of financial institutions may change in the future and, as a result, impact our operations. We fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices. Congress and the federal government have continued to evaluate and develop legislation, programs, and initiatives designed to, among other things, stabilize the financial and housing markets, stimulate the economy, including the federal government's foreclosure prevention program, and prevent future financial crises by further regulating the financial services industry. As a result of the recent financial crisis and the ongoing challenging economic environment, we anticipate additional legislative and regulatory proposals and initiatives as well as continued legislative and regulatory scrutiny of the financial services industry. At this time, we cannot determine the final form of any proposed programs or initiatives or related legislation, the likelihood and timing of any other future proposals or legislation, and the impact they might have on us.

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

Difficult conditions in the economy and the capital markets continue to adversely affect our industry.

        Dramatic declines in the housing market, with falling home prices and increasing foreclosures, followed by unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and consumer loans and resulted in significant write-downs of asset values by financial institutions. These write-downs spread to other securities and loans and have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. In this environment, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reduction of business activity generally. Continuing economic pressure on consumers may adversely affect our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

        The capital and credit markets have experienced volatility and disruption in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If these levels of market disruption and volatility recur, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Our mortgage banking revenue is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market and higher interest rates, any of which could adversely impact our profits.

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

Government measures to regulate the financial industry, including the Financial Reform Act, could require us to change certain of our business practices, impose significant additional costs on us, limit the products that we offer, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, impact the value of the assets we hold, significantly reduce our revenues or otherwise materially affect our businesses, financial condition or results of operations.

        As a financial institution, we are heavily regulated at the state and federal levels. As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. In July 2010, the Financial Reform Act was signed into law. Many of the provisions of the Financial Reform Act have begun to be or will be phased in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. Although we cannot predict the full effect of the Financial Reform Act on our operations, it could, as well as the future rules implementing its reforms, impose significant additional costs on us, limit the products we offer, could limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, impact the values of assets that we hold, significantly reduce our revenues or otherwise materially and adversely affect our businesses, financial condition, or results of operations. For example, the Financial Reform Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers. In December 2010, the Federal Reserve proposed capping the fee at 12 cents per debit card transaction, which is well below the average that banks currently charge. While banks with less than $10 billion in assets (such as the Bank) are exempted from this measure, as a practical matter we expect that, if this measure is implemented, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers. As a result, we believe that our debit card revenue could be adversely impacted as soon as the third quarter of 2011 if the interchange cap is implemented.

        The ultimate impact of the final rules on our businesses and results of operations, however, will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions.

We have goodwill and other intangibles that may become impaired, and thus result in a charge against earnings.

        At December 31, 2010, we had $10.1 million of goodwill related to the George Mason acquisition. In addition, we have identified and recorded other intangible assets, such as customer relationships and trade names, as a result of the George Mason acquisition. The carrying amount of these intangibles at December 31, 2010 was $544,000. Goodwill and other intangibles are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred.

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

        Recently, the subprime mortgage market dislocation has also impacted the ratings of certain monoline insurance providers which, in turn, has affected the pricing of certain municipal securities and the liquidity of the short term public finance markets. We have some exposure to monolines and, as a result, are continuing to monitor this exposure. Additionally, unfavorable economic or political conditions and changes in government policy could impact the operating budgets or credit ratings of U.S. States and U.S. municipalities and expose us to credit risk.

        We have investments in pooled trust preferred securities, totaling $8.0 million at December 31, 2010. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. We own the A-3 tranches in each issue. Each of these bonds are rated by more than one rating agency. Two of the securities have composite ratings of AA, one of the securities has a composite rating of BB- and the other security has a composite rating of B-. There is minimal observable trading activity for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments and concluded that these securities are not other-than-temporarily impaired. However, if there are additional deferrals or defaults that impact the contractual cash flows within the tranches we own, we may be required to record an other-than-temporary impairment related to these securities. These securities are classified as held-to-maturity.

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

        At December 31, 2010, our portfolio of commercial and industrial and commercial real estate (including construction) totaled $1.07 billion, or 76% of total loans. We plan to continue to emphasize the origination of loans to small and medium-sized businesses as well as government contractors, professionals, such as physicians, accountants and attorneys, and commercial real estate developers and builders, which generally exposes us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and cash flows of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan. In addition, these small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected. This concentration also exposes us more to the market risks of real estate sales leasing and other activity in the areas we serve. An adverse change in local real estate conditions and markets could materially adversely affect the values of our loans and the real estate held as collateral for such loans, and materially affect our results of operation and financial condition. During 2006, the federal bank regulatory agencies released guidance on "Concentrations in Commercial Real Estate Lending" (the "Guidance"). The Guidance defines commercial real estate ("CRE") loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

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

Increases in FDIC insurance premiums may cause our earnings to decrease.

        Since the financial crisis began several years ago, an increasing number of bank failures have imposed significant costs on the FDIC in resolving those failures, and the regulator's deposit insurance fund has been depleted. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased, and may increase in the future, assessment rates of insured institutions, including Cardinal Bank.

        Deposits are insured by the FDIC, subject to limits and conditions or applicable law and the FDIC's regulations. Pursuant to the Financial Reform Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Financial Reform Act also provides for unlimited FDIC insurance coverage for noninterest-bearing demand deposit accounts for a two-year period beginning on December 31, 2010 and ending on December 31, 2012. The FDIC administers the deposit insurance fund, and all insured depository institutions are required to pay assessments to the FDIC that fund the deposit insurance fund. The Financial Reform Act changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution's domestic deposits to its total assets minus tangible equity. On February 7, 2011 the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Financial Reform Act. The new regulation will be effective April 1, 2011 and will be reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the new regulations, we expect to incur higher annual deposit insurance assessments than we historically incurred before the financial crisis began several years ago. While the burden of replenishing the DIF will be placed primarily on institutions with assets of greater than $10 billion, any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

A substantial decline in the value of our Federal Home Loan Bank of Atlanta common stock may result in an other-than temporary impairment charge.

        We are a member of the Federal Home Loan Bank of Atlanta, or FHLB, which enables us to borrow funds under the Federal Home Loan Bank advance program. As a FHLB member, we are required to own FHLB common stock, the amount of which increases with the level of our FHLB borrowings. The carrying value of our FHLB common stock was $15.7 million as of December 31, 2010. The FHLB has suspended daily repurchases of FHLB common stock, which adversely affects the liquidity of these shares. If the financial condition of FHLB deteriorates further, there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Cardinal Bank, excluding its George Mason subsidiary, conducts its business from 26 branch offices. Nine of these facilities are owned and 17 are leased. Leased branch banking facilities range in size from 457 square feet to 11,182 square feet. Our leases on these facilities expire at various dates through 2022, and all but one of our leases have renewal options. The branch that does not have a renewal option is located at the headquarters location of George Mason (see below for additional lease information for George Mason). Fifteen of our branch banking locations have drive-up banking capabilities and all have ATMs.

        Cardinal Wealth Services, Inc. conducts its business from one of Cardinal Bank's branch facilities.

        George Mason conducts its business from six leased facilities which range in size from 1,476 square feet to 32,087 square feet. The leases have various expiration dates through 2011 and only three of their six locations have renewal options.

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

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market Price for Common Stock and Dividends.    Our common stock is currently listed for quotation on the Nasdaq Global Select Market under the symbol "CFNL." As of February 10, 2011, our common stock was held by 614 shareholders of record. In addition, we estimate that there were 4,507 beneficial owners of our common stock who own their shares through brokers or banks.

        The high and low sale prices per share for our common stock for each quarter of 2010 and 2009 as reported on the market at the time and dividends declared during those periods were as follows:

Periods Ended	High	Low	Dividends
2010
First Quarter	$10.77	$8.38	$0.02
Second Quarter	11.56	8.89	0.02
Third Quarter	10.92	8.56	0.02
Fourth Quarter	12.15	9.42	0.03
2009
First Quarter	$6.47	$4.98	$0.01
Second Quarter	8.97	5.60	0.01
Third Quarter	8.69	6.56	0.01
Fourth Quarter	9.41	7.79	0.02

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

        Since the inception of the program, we have purchased 477,608 shares of our common stock at a total cost of $4.1 million. All of these shares have been cancelled and retired. No shares were repurchased during 2010.

        Stock Performance Graph.    The graph set forth below shows the cumulative shareholder return on the Company's Common Stock during the five-year period ended December 31, 2010, as compared with: (i) an overall stock market index, the NASDAQ Composite; and (ii) a published industry index, the SNL Bank Index. The stock performance graph assumes that $100 was invested on December 31, 2005 in our common stock and each of the comparable indices and that dividends were reinvested.

Cardinal Financial Corporation
Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Cardinal Financial Corporation	100.00	93.51	85.38	52.40	80.92	108.53
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank	100.00	116.98	90.90	51.87	51.33	57.52

Item 6.    Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Income Statement Data:
Interest income	$96,633	$86,742	$88,611	$98,643	$87,401
Interest expense	27,588	36,200	45,638	58,324	46,047

Net interest income	69,045	50,542	42,973	40,319	41,354
Provision for loan losses	10,502	6,750	5,498	2,548	1,232

Net interest income after provision for loan losses	58,543	43,792	37,475	37,771	40,122
Non-interest income	27,389	23,348	17,812	19,480	21,684
Non-interest expense	59,469	52,427	55,913	51,884	51,245

Net income (loss) before income taxes	26,463	14,713	(626)	5,367	10,561
Provision (benefit) for income taxes	8,021	4,388	(912)	885	3,173

Net income	$18,442	$10,325	$286	$4,482	$7,388

Balance Sheet Data:
Total assets	$2,072,018	$1,976,185	$1,743,757	$1,690,031	$1,638,429
Loans receivable, net of fees	1,409,302	1,293,432	1,139,348	1,039,684	845,449
Allowance for loan losses	24,210	18,636	14,518	11,641	9,638
Loans held for sale	206,047	179,469	157,009	170,487	338,731
Total investment securities	344,984	378,753	315,539	364,946	329,296
Total deposits	1,403,725	1,297,005	1,179,844	1,096,925	1,218,882
Other borrowed funds	389,586	427,579	367,198	400,060	194,631
Total shareholders' equity	222,902	204,507	158,006	159,463	155,873
Common shares outstanding	28,770	28,718	24,014	24,202	24,459
Per Common Share Data:
Basic net income	$0.63	$0.38	$0.01	$0.18	$0.30
Fully diluted net income	0.62	0.37	0.01	0.18	0.30
Book value	7.75	7.12	6.58	6.59	6.37
Tangible book value(1)	7.22	6.52	6.00	5.90	5.75
Performance Ratios:
Return on average assets	0.92%	0.57%	0.02%	0.27%	0.51%
Return on average equity	8.44	5.53	0.18	2.85	4.87
Dividend payout ratio	0.12	0.10	3.38	0.22	0.13
Net interest margin(2)	3.68	2.94	2.78	2.63	2.98
Efficiency ratio(3)(4)	61.72	70.95	82.03	81.02	82.41
Non-interest income to average assets	1.37	1.29	1.08	1.19	1.49
Non-interest expense to average assets	2.98	2.89	3.40	3.18	3.52
Loans receivable, net of fees to total deposits	100.40	99.72	96.57	94.78	69.36

	Years Ended December 31,
	2010	2009	2008	2007	2006
Asset Quality Ratios:
Net charge-offs to average loans receivable, net of fees	0.37%	0.22%	0.24%	0.06%	0.00%
Nonperforming loans to loans receivable, net of fees	0.53	0.05	0.41	—	0.01
Nonperforming loans to total assets	0.36	0.04	0.27	—	0.01
Allowance for loan losses to nonperforming loans	320.03	2,677.59	310.81	—	11,822.87
Allowance for loan losses to loans receivable, net of fees	1.72	1.44	1.27	1.12	1.14
Capital Ratios:
Tier 1 risk-based capital	12.67%	12.97%	11.67%	12.10%	13.25%
Total risk-based capital	14.06	14.15	12.72	12.98	14.06
Leverage capital ratio	10.82	11.03	9.90	10.26	10.68
Other:
Average shareholders' equity to average total assets	10.93%	10.31%	9.74%	9.65%	10.43%
Average loans receivable, net of fees to average total deposits	96.28	97.57	96.00	78.87	68.42
Average common shares outstanding:
Basic	29,123	27,186	24,370	24,606	24,424
Diluted	29,608	27,674	24,837	25,012	24,987

(1)
Tangible book value is calculated as total shareholders' equity, excluding accumulated other comprehensive income, less goodwill and other intangible assets, divided by common shares outstanding.

(2)
Net interest margin is calculated as net interest income divided by total average earning assets and reported on a tax equivalent basis at a rate of 30%.

(3)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income, excluding the impairment loss on Fannie Mae perpetual preferred stock and the settlement with a mortgage correspondent during 2008; the impairment loss on escrow arrangement during 2007; and the litigation recovery during 2010, 2008, 2007, and 2006.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2010 and 2009 and the results of our operations for the years ended December 31, 2010, 2009 and 2008. The discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

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

  •
  declines in the prices of assets and market illiquidity may cause us to record an other-than-temporary impairment or other losses, specifically in our pooled trust preferred securities portfolio resulting from increases in underlying issuers' defaulting or deferring payments;

  •
  changes in operations of our wealth management and trust services segment, its customer base and assets under management;

  •
  changes in operations of George Mason Mortgage, LLC as a result of the activity in the residential real estate market and any associated impact on the fair value of goodwill in the future;

  •
  legislative and regulatory changes, including the Financial Reform Act and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;

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

        We own Cardinal Bank (the "Bank"), a Virginia state-chartered community bank with 26 banking offices located in Northern Virginia and the greater Washington, D.C. metropolitan area. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

        Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC ("George Mason") and Cardinal First Mortgage, LLC ("Cardinal First"), collectively the "mortgage banking segment," retail securities brokerage though Cardinal Wealth Services, Inc. ("CWS"), asset management through Wilson/Bennett Capital Management, Inc. ("Wilson/Bennett"), and trust, estate, custody, investment management and retirement planning through the trust division of Cardinal Bank.

        George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through six branches located throughout the metropolitan Washington, D.C. region. George Mason does business in eight states, primarily Virginia and Maryland, and the District of Columbia. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $3.2 billion and $2.6 billion of loans in 2010 and 2009, respectively, excluding advances on construction loans and including loans purchased from other mortgage banking companies which are owned by local home builders but managed by George Mason (the "managed companies"). George Mason's primary sources of revenue include loan origination fees, net interest income earned on loans held for sale, gains on sales of loans and contractual management fees earned relating to services provided to other mortgage companies owned by local home builders. At the time we enter into an interest rate lock arrangement with the borrower, we enter into a loan forward sale commitment with a third party. Our mortgage loans are then sold servicing released.

        Cardinal First originates mortgage loans for new homes and refinancing in Virginia, Maryland, and Washington, D.C. principally for existing Cardinal Bank customers. In addition, Cardinal First offers a construction-to-permanent loan program. This program provides variable rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market. These construction-to-permanent loans generate fee income as well as net interest income for Cardinal First and are classified as loans held for sale.

        The mortgage banking segment's business is both cyclical and seasonal. The cyclical nature of its business is influenced by, among other factors, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy. Historically, the mortgage banking segment has its lowest levels of quarterly loan closings during the first quarter of the year.

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

        In July 2004, we formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and pay interest at a rate equal to LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. These securities are redeemable at par beginning September 2009. The interest rate on this debt was 2.70% at December 31, 2010. We have guaranteed payment of these securities. The $20.6 million payable by us to Cardinal Statutory Trust I is included in other borrowed funds in the consolidated statements of condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as we are not the primary beneficiary of this entity. We utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

        Net interest income is our primary source of revenue. We define revenue as net interest income plus non-interest income. As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is an important source of revenue for us and includes, among other things, service charges on deposits and loans, investment fee income, which includes trust revenues, gains and losses on sales of investment securities available-for-sale, gains on sales of mortgage loans, and management fee income.

        Net interest income and non-interest income represented the following percentages of total revenue for the three years ended December 31, 2010:

	Net Interest Income	Non-Interest Income
2010	71.6%	28.4%
2009	68.4%	31.6%
2008	70.7%	29.3%

        Non-interest income is a lower percentage of our total revenue in 2010 as compared to 2009 and 2008 as a result of the increase in our net interest income. During 2010, we managed our balance sheet growth and strategically decreased the interest rates we paid on our deposit liabilities in order improve our net interest margin.

2010 Economic Environment

        The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation and rulemaking from recent financial reforms. The global economy continued to recover modestly during 2010. In the U.S., the economy began to recover early in 2010, fueled by moderate growth in consumption and inventory rebuilding, but slowed in late spring, as the sovereign debt crisis in Europe intensified. A slowdown in consumption and domestic demand growth contributed to weak employment gains and an unemployment rate that drifted close to 10 percent. Year-over-year inflation measures receded below one percent and stock market indices declined. Concerns about high unemployment and fears that U.S. might incur deflation led the Federal Reserve to adopt a second round or quantitative easing that involved purchases of $600 billion of U.S. Treasury securities scheduled to occur through June 2011. The announcement of this policy led to lower interest rates. Bond yields rebounded in the second half of 2010 as economic growth in the U.S. accelerated, driven by stronger consumer spending, rapid growth of exports and business investment in equipment and software. Despite only moderate economic growth in 2010, corporate profits rose sharply, benefiting from strong productivity gains and constraints on hiring and operating costs.

        The housing market remained weak throughout 2010. Home sales were soft, despite lower home prices and low interest rates. There were delays in the foreclosure process on the large number of distressed mortgages and the supply of unsold homes remained high. Housing prices renewed a downward trend in the second half of 2010, due in part to the expiration of tax incentives for home buyers.

        Despite the challenges in the national and global economies, the metropolitan Washington, D.C. area, the region we operate in, performed relatively well as compared to other geographic regions. The unemployment rate in the Washington, D.C. metropolitan area did not increase to the same level as the national unemployment rate, and commercial and residential real estate values held up comparatively well to other geographic regions.

        At December 31, 2010, we have non-accrual loans totaling $7.5 million and loans contractually past due 90 days or more as to principal or interest of $49,000. Annualized net charge-offs were 0.37% of our average loans receivable for the year ended December 31, 2010. Due to historically low mortgage loan rates, originations from our mortgage banking segment for 2010 surpassed originations for 2009.

As a result, net income from our mortgage banking segment increased to $6.8 million for the year ended December 31, 2010 compared to net income of $4.0 million for the year ended December 31, 2009.

        Market illiquidity continues to impact certain portions of our investment securities portfolio, specifically the ratings of certain corporate bonds in our portfolio. We hold investments of $8.0 million in par value of pooled trust preferred securities, which are significantly below book value as of December 31, 2010 due to the lack of liquidity in the market and investor apprehension for investing in these types of investments.

        We expect challenging economic and operating conditions and an evolving regulatory regime to continue for the foreseeable future. These conditions could continue to affect the markets in which we do business and could adversely impact our results for 2011. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

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

        The U.S. government continues to enact legislation and develop various programs and initiatives designed to stabilize the housing markets and stimulate the economy. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Financial Reform Act") was signed into law. We are unsure of the impact this legislation will have on our business, operations or our financial condition.

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

        To mitigate the effect of interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into best efforts delivery forward loan sales contracts. During the rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges. The changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and we record a loan held for sale and continue to be obligated under the same forward loan sales contract. The forward sales contract is then designated as a hedge against the variability in cash to be received from the loan sale. Loans held for sale are accounted for at the lower of cost or fair value.

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

New Financial Accounting Standards

        In January 2010, we adopted Accounting Standards Update ("ASU") 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. It eliminates the QSPE concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. This statement requires additional year-end and interim disclosures for public companies. The adoption of this standard did not have any impact on our consolidated financial condition or results of operations.

        In January 2010, we adopted ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the guidance on variable interest entities ("VIE") in ASC Topic 810 related to the consolidation of variable interest entities. It requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This statement requires additional year-end and interim disclosures for public companies. The adoption of this standard did not have any impact on our consolidated financial condition or results of operations.

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

        In January 2010, the Financial Accounting Standards Board ("FASB") issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, so that SEC filers, as defined in the ASU, no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.

        In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance significantly expands required disclosures for the allowance for loan losses and the credit quality of financing receivables. The disclosures will provide information about the nature of credit risks inherent in entities' financing receivables, how credit risk is analyzed and assessed when determining the allowance for loan losses, and the reasons for the change in the allowance for loan losses. Public entities are required to provide disclosures for all periods ending on or after December 15, 2010. We have adopted the required disclosures.

Financial Overview

        The year ended December 31, 2010 was our second consecutive year of record profitability for us. For the year, we reported net income of $18.4 million on a consolidated basis. The Bank recorded net income of $16.3 million and our mortgage banking operations recorded net income of $6.8 million. The wealth management and trust services business segment reported a net loss of $1.8 million for the year ended December 31, 2010, which was mostly attributable to a noncash goodwill and other intangibles impairment charge of $3.0 million.

        For the year ended December 31, 2009, we reported net income of $10.3 million. The Bank recorded net income of $8.4 million and our mortgage banking operations recorded net income of $4.0 million. The wealth management and trust services segment reported net income of $321,000 for the year ended December 31, 2009.

2010 Compared to 2009

        At December 31, 2010, total assets were $2.07 billion, an increase of 4.85%, or $95.8 million, from $1.98 billion at December 31, 2009. Total loans receivable, net of deferred fees and costs, increased 8.96%, or $115.9 million, to $1.41 billion at December 31, 2010, from $1.29 billion at December 31, 2009. Total investment securities decreased by $37.5 million, or 9.8%, to $345.0 million at December 31, 2010, from $382.5 million at December 31, 2009. Total deposits increased 8.2%, or $106.7 million, to $1.40 billion at December 31, 2010, from $1.30 billion at December 31, 2009. Other borrowed funds, which primarily include repurchase agreements and Federal Home Loan Bank ("FHLB") advances, decreased $38.0 million to $389.6 million at December 31, 2010, from $427.6 million at December 31, 2009.

        Shareholders' equity at December 31, 2010 was $222.9 million, an increase of $18.4 million from $204.5 million at December 31, 2009. The increase in shareholders' equity was primarily attributable our recording net income of $18.4 million for the year ended December 31, 2010. Accumulated other comprehensive income increased $1.1 million for the year ended December 31, 2010. Total shareholders' equity to total assets at December 31, 2010 and 2009 was 10.8% and 10.3%, respectively. Book value per share at December 31, 2010 and 2009 was $7.75 and $7.12, respectively. Total risk-based capital to risk-weighted assets was 14.06% at December 31, 2010 compared to 14.15% at December 31, 2009. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2010.

        We recorded net income of $18.4 million, or $0.62 per diluted common share, for the year ended December 31, 2010, compared to net income of $10.3 million, or $0.37 per diluted common share, in 2009. Net interest income increased $18.5 million to $69.0 million for the year ended December 31, 2010, compared to $50.5 million for the year ended December 31, 2009, a result of our balance sheet management and strategically decreasing the rates we pay on our deposit liabilities. Provision for loan losses increased $3.8 million to $10.5 million for the year ended December 31, 2010, compared to $6.8 million for the same period of 2009. Non-interest income increased $4.0 million to $27.4 million for the year ended December 31, 2010 as compared to $23.3 million for the same period of 2009 due primarily to increases in realized and unrealized gains on sales of loans and management fee income from our mortgage banking subsidiaries. Noninterest expense was $59.5 million for the year ended December 31, 2010, an increase of $7.0 million, or 13.4%, compared to $52.4 million for the year ended December 31, 2009. The increase in noninterest expense was primarily related to increases in salaries and benefits expense and a noncash impairment charge of goodwill and other intangible assets of $3.0 million in our wealth management and trust services segment.

        The return on average assets for the years ended December 31, 2010 and 2009 was 0.92% and 0.57%, respectively. The return on average equity for the years ended December 31, 2010 and 2009 was 8.44% and 5.53%, respectively.

        Our results of operations for the year ended December 31, 2010 were adversely impacted by two noncash impairment charges. Historically, we had three reporting units with associated goodwill—Wilson/Bennett, the Trust Division and George Mason Mortgage. Over time, the people and processes associated with the Wilson/Bennett and Trust Division reporting units were assimilated to the point where the same group of employees were performing services for both subsidiaries; the subsidiaries had common customers/clients; and, strategic and resource allocation decisions contemplated for the reporting units as if they were combined. Our annual assessment period for the goodwill associated with our Wilson/Bennett reporting unit was the second calendar quarter. Commencing on July 1, 2010, we made the decision to combine the Wilson/Bennett and Trust Division reporting units. We performed the annual Wilson/Bennett goodwill recoverability assessment in the second quarter and prior to the combination of the reporting units, and recognized an impairment loss of $451,000.

        During the fourth quarter of 2010, we were notified by a large trust customer that it would solicit bids from other trust services providers. We were also notified that an institutional wealth management customer was also closing its account. Because of the uncertainty surrounding these events, we performed an updated analysis of the recoverability of the goodwill and intangible assets associated with this now combined reporting unit. While we were successful in retaining the large trust client, the projected reduction in net cash flows indicated that the goodwill and other intangible assets were impaired resulting in the write-off of approximately $2.4 million in goodwill and $200,000 in unamortized intangible assets. No goodwill or intangible assets remain on the balance sheet associated with this reporting unit as of December 31, 2010. Management continues to evaluate various operating strategies with respect to this reporting unit.

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

        Our operating results for the year ended December 31, 2008 were adversely impacted by several events. These events are discussed in detail below:

  •
  During the third quarter of 2008, we performed our annual evaluation of the goodwill associated with our acquisition of George Mason. Goodwill of $12.9 million was recognized as a result of this acquisition. We employed the services of a valuation consultant to assist us with the goodwill evaluation. The analysis included certain valuation techniques, including a discounted cash flow approach. Following the acquisition, George Mason delivered excellent financial results and returns on our investment. Recent and ongoing challenges in the regional residential real estate market negatively impacted the cash flows expected to be generated by George Mason in the near term. The valuation analysis indicated that the goodwill was impaired and we recorded a noncash impairment charge of $2.8 million in the mortgage banking segment.

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

Efficiency Ratio

        The efficiency ratio measures the costs expended to generate a dollar of revenue. It represents noninterest expense as a percentage of net interest income and noninterest income. The lower the percentage, the more efficient we are operating. We believe use of the efficiency ratio, excluding nonrecurring expenses, which is a non-GAAP financial measure, provides additional clarity in assessing our operating results.

        See Table 1 below for the components of our calculation of our efficiency ratio as of December 31, 2010, 2009 and 2008.

Table 1.

Efficiency Ratio Calculation
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except per share data)

	2010	2009	2008
GAAP reported non-interest expense	$59,469	$52,427	$55,913
Less nonrecurring expenses
Impairment of Fannie Mae perpetual preferred stock	—	—	4,408
Settlement with mortgage correspondent	—	—	1,800
Loss related to escrow arrangement	—	—	—

Non-interest expense without nonrecurring expenses	$59,469	$52,427	$49,705

GAAP reported non-interest income	$27,389	$23,348	$17,812
Less nonrecurring income
Litigation recovery on previously impaired investment	87	—	190

Non-interest income without nonrecurring income	$27,302	$23,348	$17,622

Calculation of efficiency ratio(1):
Non-interest expense without nonrecurring expenses (from above)	$59,469	$52,427	$49,705

GAAP reported net interest income	69,045	50,542	42,973
Non-interest income without nonrecurring income (from above)	27,302	23,348	17,622

Total net interest income and non-interest income for efficiency ratio	$96,347	$73,890	$60,595

Efficiency ratio without nonrecurring income and expenses	61.72%	70.95%	82.03%

(1)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income, excluding the impairment loss on Fannie Mae perpetual preferred stock and the settlement with a mortgage correspondent during 2008; the impairment loss on an escrow arrangement during 2007; and litigation recoveries during 2010, 2008 and 2007.

Statements of Operations

Net Interest Income/Margin

        Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. During 2007, the Federal Reserve began easing the federal funds rate due to worsening economic conditions related to the tightening credit markets and decreased the rate four times to end at 4.25% at December 31, 2007. This easing continued into 2008, and as the economy continued to slow and go into a recessionary phase, the Federal Reserve continued to decrease the fed funds rate to ultimately 0.25% as of December 31, 2008 where it has remained during all of 2009 and 2010. See "Interest Rate Sensitivity" for further information.

Tables 2 and 3.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010			2009			2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1):
Commercial and industrial	$163,497	$7,507	4.58%	$157,703	$7,530	4.77%	$130,608	$8,019	6.14%
Real estate—commercial	609,568	38,193	6.23%	546,593	34,203	6.26%	440,746	28,905	6.56%
Real estate—construction	204,167	11,474	5.62%	181,365	8,707	4.80%	190,354	11,175	5.87%
Real estate—residential	227,950	11,768	5.16%	207,238	10,922	5.27%	213,125	11,957	5.61%
Home equity lines	119,686	4,361	3.64%	111,858	4,065	3.63%	93,635	4,460	4.76%
Consumer	2,690	157	5.87%	2,671	159	5.95%	2,637	171	6.48%

	1,327,558	73,460	5.53%	1,207,428	65,586	5.43%	1,071,105	64,687	6.04%

Loans held for sale	194,928	9,039	4.64%	160,790	7,358	4.58%	124,993	7,140	5.71%
Investment securities available-for-sale	307,612	13,799	4.49%	258,971	12,601	4.87%	261,600	13,645	5.22%
Investment securities held-to-maturity	28,476	935	3.28%	42,375	1,587	3.75%	58,915	2,521	4.28%
Other investments	15,728	54	0.34%	15,705	30	0.19%	15,307	567	3.70%
Federal funds sold	20,011	46	0.23%	49,864	118	0.24%	32,077	569	1.77%

Total interest-earning assets and interest income(2)	1,894,313	97,333	5.14%	1,735,133	87,280	5.03%	1,563,997	89,129	5.70%

Noninterest-earning assets:
Cash and due from banks	12,893			1,427			7,833
Premises and equipment, net	16,436			15,854			17,523
Goodwill and other intangibles, net	13,587			14,060			16,404
Accrued interest and other assets	81,988			60,993			51,300
Allowance for loan losses	(21,306)			(16,309)			(12,568)

Total assets	$1,997,911			$1,811,158			$1,644,489

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$133,105	$466	0.35%	$123,017	$1,207	0.98%	$121,537	$2,732	2.25%
Money markets	109,771	618	0.56%	53,030	510	0.96%	41,586	982	2.36%
Statement savings	272,843	1,423	0.52%	291,751	4,034	1.38%	341,059	9,987	2.93%
Certificates of deposit	661,906	13,054	1.97%	622,617	17,947	2.88%	480,408	18,390	3.83%

Total interest-bearing deposits	1,177,625	15,561	1.32%	1,090,415	23,698	2.17%	984,590	32,091	3.26%

Other borrowed funds	376,508	12,027	3.19%	366,965	12,502	3.41%	350,889	13,547	3.86%

Total interest-bearing liabilities and interest expense	1,554,133	27,588	1.78%	1,457,380	36,200	2.48%	1,335,479	45,638	3.42%

Noninterest-bearing liabilities:
Demand deposits	201,262			147,062			131,197
Other liabilities	24,059			19,965			17,645
Common shareholders' equity	218,457			186,751			160,168

Total liabilities and shareholders' equity	$1,997,911			$1,811,158			$1,644,489

Net interest income and net interest margin(2)		$69,745	3.68%		$51,080	2.94%		$43,491	2.78%

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for 2010, 34.5% for 2009 and 34% for 2008.

Tables 2 and 3.

Rate and Volume Analysis
Years Ended December 31, 2010, 2009, and 2008
(In thousands)

	2010 Compared to 2009			2009 Compared to 2008
	Average Volume(3)	Average Rate	Increase (Decrease)	Average Volume(3)	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial and industrial	$293	$(316)	$(23)	$1,664	$(2,153)	$(489)
Real estate—commercial	4,184	(194)	3,990	6,942	(1,644)	5,298
Real estate—construction	1,095	1,672	2,767	(528)	(1,940)	(2,468)
Real estate—residential	1,092	(246)	846	(330)	(705)	(1,035)
Home equity lines	284	12	296	868	(1,263)	(395)
Consumer	0	(2)	(2)	2	(14)	(12)

Total loans	6,948	926	7,874	8,618	(7,719)	899

Loans held for sale	1,562	119	1,681	2,045	(1,827)	218
Investment securities available-for-sale	2,367	(1,169)	1,198	(137)	(907)	(1,044)
Investment securities held-to-maturity	(521)	(131)	(652)	(708)	(226)	(934)
Other investments	0	24	24	15	(552)	(537)
Federal funds sold	(71)	(1)	(72)	316	(767)	(451)

Total interest income(2)	10,285	(232)	10,053	10,149	(11,998)	(1,849)

Interest expense:
Interest-bearing deposits:
Interest checking	99	(840)	(741)	33	(1,558)	(1,525)
Money markets	546	(438)	108	270	(742)	(472)
Statement savings	(261)	(2,350)	(2,611)	(1,444)	(4,509)	(5,953)
Certificates of deposit	1,133	(6,026)	(4,893)	5,444	(5,887)	(443)

Total interest-bearing deposits	1,517	(9,654)	(8,137)	4,303	(12,696)	(8,393)

Other borrowed funds	325	(800)	(475)	621	(1,666)	(1,045)

Total interest expense	1,842	(10,454)	(8,612)	4,924	(14,362)	(9,438)

Net interest income(2)	$8,443	$10,222	$18,665	$5,225	$2,364	$7,589

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for 2010, 34.5% for 2009 and 34% for 2008.

(3)
Changes attributable to rate/volume have been allocated to volume.

2010 Compared to 2009

        Net interest income for the year ended December 31, 2010 was $69.0 million, compared to $50.5 million for the year ended December 31, 2009, an increase of $18.5 million, or 36.6%. The increase in net interest income was primarily a result of our slightly increasing rates on our interest-earning assets while lowering the interest rates paid on deposits and other borrowed funds during 2010 compared with 2009, in addition to increases in our interest earnings assets during 2010.

        Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2010 and 2009 was 3.68% and 2.94%, respectively, the increase for which was primarily a result of our ability to decrease interest rates on deposits faster as we managed our balance sheet in order to increase our yields on our interest-earning assets. We believe this financial measure provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our federal statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

        Our interest rates on our other borrowed funds decreased due to the continued significantly low interest rate environment of 2010. The average yield on interest-earning assets increased to 5.14% in 2010 from 5.03% in 2009, and our cost of interest-bearing liabilities decreased to 1.78% in 2010 from 2.48% in 2009. The cost of other borrowed funds, which generally are shorter term fundings and which we continued to utilize during 2010 to help fund our balance sheet growth and support our loans held for sale portfolio, decreased 22 basis points to 3.19% in 2010 from 3.41% in 2009. The cost of deposit liabilities decreased 85 basis points to 1.32% in 2010 from 2.17% for 2009.

        Total average earning assets increased by 9.2% to $1.89 billion at December 31, 2010 compared to $1.74 billion at December 31, 2009. The increase in our earnings assets were primarily driven by an increase in average loans receivable of $120.1 million, an increase in our inventory of loans held for sale of $34.1 million and an increase in investment securities of $34.7 million. These increases were funded by an increase in interest-bearing deposits of $87.2 million, an increase in other borrowed funds of $9.5 million and an increase in noninterest-bearing deposits of $54.2 million.

        Average loans receivable increased $120.1 million to $1.33 billion during 2010 from $1.21 billion in 2009. Average balances of nonperforming assets, which consist of non-accrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2010 and 2009. Additional interest income of approximately $643,000 for 2010 and $414,000 for 2009 would have been realized had all nonperforming assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

        Average interest-bearing deposits increased $87.2 million to $1.18 billion in 2010 from $1.09 billion in 2009. The largest increase in average interest-bearing deposit balances was in our money market deposits, which increased $56.7 million compared to 2009. In addition, certificates of deposit increased $39.3 million to $661.9 million for 2010 compared to $622.6 million for 2009. Overall, we have continued to see an increase in our deposits as a result of a "flight to safety" by consumers who were seeking the increase in FDIC insurance protection. Offsetting this increase was a decrease in average statement savings of $18.9 million to $272.8 million for 2010 compared to $291.8 million for 2009.

2009 Compared to 2008

        Net interest income for the year ended December 31, 2009 was $50.5 million, compared to $43.0 million for the year ended December 31, 2008, an increase of $7.6 million, or 17.6%. The increase in net interest income was primarily a result of decreases in the interest rates paid on deposits and other borrowed funds, net of the impact of decreased yields on earning assets during 2009, compared with 2008. In addition, we were able to deploy $31.6 million as a result of our capital raising efforts during 2009 in interest-bearing assets at no cost.

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

        At December 31, 2010, our asset/liability position was neutral based on our interest rate sensitivity model. Our net interest income would decrease by less than 1% in a down 100 basis point scenario and would increase less than 0.5% in an up 200 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would decrease by less than 1.9% in a down 100 basis point scenario and would increase by less than 1.2% in an up 200 basis point scenario.

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

        The provision for loan losses was $10.5 million and $6.8 million for the years ended December 31, 2010 and 2009, respectively. The allowance for loan losses at December 31, 2010 was $24.2 million compared to $18.6 million at December 31, 2009. Our allowance for loan loss ratio at December 31, 2010 was 1.72% compared to 1.44% at December 31, 2009. The increase in the allowance for loan loss ratio is a direct result of increases in non-performing loans and the adverse migration of certain loans through our allowance for loan losses calculation model because of current and ongoing adverse economic conditions. While we continue to report strong credit quality in our loan portfolio, we have experienced increases in our watch list credits and net charge-offs. Our provision was impacted by net new loan growth in addition to our evaluation of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves. We recorded net loan charge-offs of $4.9 million and $2.6 million for the years ended December 31, 2010 and 2009, respectively. During 2010, we charged-off $3.2 million in commercial and industrial loans, residential loans of $2.1 million and consumer loans of $50,000. Annualized net charged-off loans was 0.37% of average loans receivable for the year ended December 31, 2010, compared to 0.22% for the year ended December 31, 2009. Non-accrual loans totaled $7.5 million at December 31, 2010 compared to $696,000 at December 31, 2009.

        Continued challenging economic conditions could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses. Continued deterioration in commercial and residential real estate values, employment data and household incomes could result in higher credit losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At December 31, 2010, our commercial real estate (including construction lending) portfolio was 62% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level or our credit exposure to individual entities and industries, may not function as we have anticipated.

        The provision for loan losses was $5.5 million for 2008. Net charge-offs for the year ended December 31, 2008 was $2.6 million.

        See "Critical Accounting Policies" above for more information on our allowance for loan losses methodology.

        The following tables present additional information pertaining to the activity in and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Table 4.

Allowance for Loan Losses
Years Ended December 31, 2010, 2009, 2008, 2007, and 2006
(In thousands)

	2010	2009	2008	2007	2006
Beginning balance, January 1	$18,636	$14,518	$11,641	$9,638	$8,301
Provision for loan losses	10,502	6,750	5,498	2,548	1,232
Loans charged off:
Commercial and industrial	(3,187)	(876)	(1,188)	(449)	(42)
Residential	(2,064)	(1,756)	(576)	(100)	—
Consumer	(50)	(6)	(892)	(3)	(1)

Total loans charged off	(5,301)	(2,638)	(2,656)	(552)	(43)
Recoveries:
Commercial and industrial	3	5	8	7	148
Residential	219	—	—	—	—
Consumer	151	1	27	—	—

Total recoveries	373	6	35	7	148
Net (charge offs) recoveries	(4,928)	(2,632)	(2,621)	(545)	105
Ending balance, December 31,	$24,210	$18,636	$14,518	$11,641	$9,638

	2010	2009	2008	2007	2006
Loans:
Balance at year end	$1,409,302	$1,293,432	$1,139,348	$1,039,684	$845,449
Allowance for loan losses to loans receivable, net of fees	1.72%	1.44%	1.27%	1.12%	1.14%
Net charge-offs to average loans receivable	0.37%	0.22%	0.24%	0.06%	0.00%

Table 5.

Allocation of the Allowance for Loan Losses
At December 31, 2010, 2009, 2008, 2007, and 2006
(In thousands)

	2010		2009		2008
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,941	14.20%	$2,797	12.45%	$2,129	14.12%
Real estate—commercial	10,558	44.73%	9,666	45.80%	6,110	41.41%
Real estate—construction	7,593	17.01%	2,829	14.80%	3,118	16.53%
Real estate—residential	1,875	15.39%	2,096	17.67%	2,138	18.57%
Home equity lines	1,175	8.46%	1,182	9.07%	965	9.16%
Consumer	68	0.21%	66	0.21%	58	0.21%

Total allowance for loan losses	$24,210	100.00%	$18,636	100.00%	$14,518	100.00%

	2007		2006
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,956	13.51%	$1,670	12.09%
Real estate—commercial	5,225	39.95%	3,687	37.50%
Real estate—construction	2,217	17.93%	1,764	18.27%
Real estate—residential	1,402	20.50%	2,025	23.80%
Home equity lines	772	7.81%	384	7.75%
Consumer	69	0.30%	108	0.59%

Total allowance for loan losses	$11,641	100.00%	$9,638	100.00%

*
Percentage of loan type to the total loan portfolio.

Non-Interest Income

        The following table provides detail for non-interest income for the years ended December 31, 2010, 2009, and 2008.

Table 6.

Non-Interest Income
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Insufficient funds fee income	$515	$546	$664
Service charges on deposit accounts	559	488	463
Other fee income on deposit accounts	107	217	283
ATM transaction fees	700	683	655
Credit card fees	99	77	67
Loan service charges	2,212	2,649	1,643
Trust adminstration fee income	3,538	3,134	2,949
Investment fee income	550	480	528
Realized and unrealized gains on mortgage banking activities	13,860	12,452	7,752
Net realized gains on investment securities available-for-sale	726	760	913
Net realized gain on investment securities—trading	188	(425)	(9)
Management fee income	3,657	1,833	765
Bank-owned life insurance income	646	536	860
Litigation recovery on previously impaired investment	87	—	190
Gain on debt extinguishments	—	—	275
Other income (loss)	(55)	(82)	(186)

Total non-interest income	$27,389	$23,348	$17,812

        Non-interest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Non-interest income for the years ended December 31, 2010 and 2009 was $27.4 million and $23.3 million, respectively. The increase in non-interest income for the year ended December 31, 2010, compared to the same period of 2009, is primarily the result of an increase in realized and unrealized gains on mortgage banking activities and management fee income from our mortgage banking segment. Realized and unrealized gains on mortgage banking activities increased $1.4 million to $13.9 million for the year ended December 31, 2010, compared to $12.5 million for 2009. The increase in realized and unrealized gains on mortgage banking activities is directly related to an increase in loan origination and sales volume occurring in the mortgage banking segment as a result of decreased in mortgage rates and more affordable home prices during 2010. In addition, we have added mortgage loan originators during 2010 to help increase our market share. Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees and gains associated with our sales of loans to third party investors. Costs include direct costs associated with loan origination, such as commissions and salaries. Management fee income, which represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales, increased $1.8 million to $3.7 million during 2010 as compared to $1.8 million in 2009, again due to the origination volumes in the residential real estate market.

        Another contributing factor to the increase in our non-interest income was an increase in investment fee income, which increased $474,000 to $4.1 million for the year ended December 31, 2010, compared to $3.6 million for 2009. Investment fee income includes net commissions earned at CWS and income earned at Wilson/Bennett and from our trust division. The increase in the market values of managed and custodial assets and an increase in customer relationships in the wealth management and trust services segment have contributed to the increase in investment fee income during 2010. As previously mentioned, we recently completed negotiations of our service agreement with one of our largest wealth management clients. While we were successful in retaining this client, in order to remain competitive in the negotiations process, we had to significantly decrease the fees we charge for our services to this particular client. As a result, we anticipate fee income from this business line will decrease during 2011.

        Service charges on deposit accounts decreased $130,000 to $1.9 million for the year ended December 31, 2010, compared to $2.0 million for the year ended December 31, 2009. Service charges on deposit accounts include insufficient funds fee income, service charges on deposit accounts, other fee income on deposit accounts and ATM transaction fees as shown in Table 6. Loan service charges totaled $2.3 million for the year ended December 31, 2010, a decrease of $338,000, compared to $2.6 million for the year ended December 31, 2009. The decrease in loan service charges is primarily a result of a decrease in fee income earned by George Mason's title company during 2010.

        For the year ended December 31, 2010, the increase in the cash surrender value of our bank-owned life insurance was $646,000, an increase of $110,000 when compared to the same period of 2009. This increase is a result of the increase in the earnings of the underlying investment assets of our bank-owned life insurance.

        For the year ended December 31, 2010, we recorded net gains on the sales of investment securities totaling $726,000 compared to $760,000 for the same period of 2009. In addition, we recorded trading gains of $188,000 for the year ended December 31, 2010, compared to trading losses of $425,000 for the year ended December 31, 2009. We have purchased investments to economically hedge against fair value changes of our nonqualified deferred compensation plan liability. These investments are designated as trading securities, and as such, the changes in fair value are reflected in earnings. These trading gains were primarily the result of increased stock prices and were mostly offset by a compensation expense associated with this benefit plan.

        Non-interest income for the years ended December 31, 2009 and 2008 was $23.3 million and $17.8 million, respectively. The increase in non-interest income for the year ended December 31, 2009, compared to the same period of 2008, is primarily the result of an increase in realized and unrealized gains on mortgage banking activities and management fee income from our mortgage banking segment. Realized and unrealized gains on mortgage banking activities increased $4.7 million to $12.5 million for the year ended December 31, 2009, compared to $7.8 million for 2008. The increase in realized and unrealized gains on mortgage banking activities is directly related to an increase in loan origination and sales volume occurring in the mortgage banking segment as a result of decreased in mortgage rates and more affordable home prices during 2009. Management fee income increased $1.1 million to $1.8 million during 2009 as compared to $765,000 in 2008, again due to the origination volumes in the residential real estate market.

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

        One provision of the Financial Reform Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers. In December 2010, the Federal Reserve proposed capping the fee at 12 cents per debit card transaction, which is well below the average that banks currently charge. While banks with less than $10 billion in assets (such as the Bank) are exempted from this measure, as a practical matter we expect that, if this measure is implemented, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers. As a result, we believe that our debit card revenue could be adversely impacted as soon as the third quarter of 2011 if the interchange cap is implemented.

Non-Interest Expense

        The following table reflects the components of non-interest expense for the years ended December 31, 2010, 2009 and 2008.

Table 7.

Non-Interest Expense
Years Ended December 31, 2010, 2009, and 2008
(In thousands)

	2010	2009	2008
Salary and benefits	$27,445	$23,571	$21,939
Occupancy	5,723	5,442	5,547
Professional fees	2,733	2,142	2,225
Depreciation	1,938	1,948	2,390
Data communications	4,295	3,352	2,685
FDIC insurance assessments	1,853	2,692	721
Mortgage loan repurchases and settlements	(686)	2,569	3,835
Bank franchise taxes	1,897	1,525	1,482
Amortization of intangibles	238	238	245
Impairment of Fannie Mae perpetual preferred stock	—	—	4,408
Impairment of goodwill and other intangible assets	3,008	—	2,821
Impairment of other real estate owned	1,365	—	—
Loss related to escrow arrangement	—	—	—
Premises and equipment	2,149	2,156	1,965
Advertising and marketing	2,310	2,084	2,116
Stationary and supplies	1,084	936	881
Loan expenses	482	748	264
Other taxes	400	419	398
Travel and entertainment	528	403	460
Miscellaneous	2,707	2,202	1,531

Total non-interest expense	$59,469	$52,427	$55,913

        Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense was $59.5 million and $52.4 million for the years ended December 31, 2010 and 2009, respectively, an increase of $7.0 million, or 13.4%. The increase in non-interest expense for the year ended December 31, 2010, compared to 2009, was primarily the result of the aforementioned noncash goodwill and other intangibles impairment charge related to our wealth management and trust services business segment of $3.0 million during 2010 and increases in salary and benefits costs. See the "Financial Overview" above for additional information on these transactions.

        Salaries and benefits expense increased $3.9 million to $27.4 million for the year ended December 31, 2010 compared to $23.6 million for 2009. The increase in salaries and benefits expense is primarily related to increases in our business development personnel in all of our business lines. Also, we recorded $801,000 during 2010 related to our CEO's new employment agreement, which includes the immediate vesting of his supplemental executive retirement plan. In addition, accruals for incentive pay for 2010 have increased compared to 2009 as a result of better than expected financial results for 2010.

        Data communications expense increased $943,000 to $4.3 million for the year ended December 31, 2010 compared to $3.4 million for the same period of 2009. The increase in this expense is primarily related to our core operating system conversion costs which occurred during the second quarter of 2010. Professional fees increased $591,000 to $2.7 million for 2010 compared to $2.1 million for 2009. The increase in professional fees was due to an increase in consulting expenses to help support our core operating system conversion.

        FDIC insurance premiums decreased $839,000 million to $1.9 million for the year ended December 31, 2010 compared to $2.7 million for the same period of 2009. The decrease in FDIC insurance premiums is a due to the special assessment imposed during the second quarter of 2009 of $844,000, a result of the FDIC's efforts in replenishing the levels of the Deposit Insurance Fund which has been depleted due to increasing levels of bank failures.

        We recorded a benefit of $686,000 related to our mortgage loan repurchases and settlements for 2010 compared to an expense of $2.6 million for 2009. During the past two years, we have taken steps to limit our exposure to loan repurchases through agreements entered into with various investors. During 2010, we experienced favorable results in resolving various investor claims and reduced our reserves by $1.1 million. At December 31, 2010, there were no outstanding loan repurchase claims.

        During 2010, we recorded an impairment related to other real estate owned of $1.4 million related to one property. This property was foreclosed upon in 2009, and the carrying value was recorded based on a then current appraisal. During the fourth quarter of 2010, we obtained an updated appraisal of the property which indicated a different highest and best use of the property resulting in the additional charge. The fair value of the property, which is discounted for estimated costs to sell, was less than the current value recorded on our balance sheet. No such expense was recorded during 2009. Additional increases in noninterest expense are related to branch expansion as we added a branch banking office and a mortgage banking office during 2010.

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

        Salaries and benefits expense increased $1.6 million to $23.6 million for the year ended December 31, 2009 as compared to $21.9 million for the same period of 2008. This increase was attributable to an increase in incentive pay at the Bank due to better than expected results for 2009. Depreciation expense decreased $442,000 to $1.9 million for the year ended December 31, 2009 as compared to $2.4 million for the year ended December 31, 2008 due to fixed assets becoming fully depreciated. Data communications expense increased $667,000 to end at $3.4 million for the year ended December 31, 2009 compared to $2.7 million for the same period of 2008. The increase in this expense is directly related to deconversion costs for our upcoming systems conversion which occurred during the second quarter of 2010.

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

        Mortgage loan repurchases and settlements decreased to $2.6 million for 2009 compared to $3.8 million for 2008, a result of a decrease in loan repurchases and settlements at George Mason during 2009.

Income Taxes

        We recorded a provision for income tax expense of $8.0 million for the year ended December 31, 2010, compared to $4.4 million for the year ended December 31, 2009. Our effective tax rate for December 31, 2010 was 30.3%, compared to 29.8% for 2009.

        We recorded an income tax benefit of $912,000 for the year ended December 31, 2008. The income tax benefit recorded during 2008 was primarily the result of the other-than-temporary impairment of our investment in Fannie Mae perpetual preferred stock and the result of our tax-exempt income from investments being a larger portion of our overall net income. During 2008, the Emergency Economic Stabilization Act of 2008 was enacted which included a provision permitting banks to recognize the other-than-temporary impairment charge related to Fannie Mae perpetual preferred stock as an ordinary loss rather than a capital loss which allowed us to record an additional benefit for this loss.

        For more information, see "Critical Accounting Policies" above. In addition, Note 13 to the notes to consolidated financial statements provides additional information with respect to the deferred tax accounts and the net operating loss carryforward.

Statements of Condition

Loans Receivable, Net

        Total loans receivable, net of deferred fees and costs, were $1.41 billion at December 31, 2010, an increase of $115.9 million, or 9.0%, compared to $1.29 billion at December 31, 2009. During 2010, we achieved growth in all our loan categories, with the exception or our residential real estate loan portfolio. Residential real estate loans decreased $11.6 million to $217.1 million at December 31, 2010 compared $228.7 million at December 31, 2009, primarily a result of repayments that occurred during 2010. Loans held for sale increased $26.6 million to $206.0 million at December 31, 2010 compared to $179.5 million at December 31, 2009.

        At December 31, 2010, we had loans accounted for on a non-accrual basis totaling $7.5 million. Non-accrual loans at December 31, 2009 totaled $696,000. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments, at December 31, 2010 and December 31, 2009 were $49,000 and $151,000, respectively, all of which were determined to be well secured and in the process of collection. The increase in non-accrual loans from December 31, 2009 is primarily a result of the continued deterioration in commercial and residential real estate markets, as all of our non-accrual loans are collateralized by real estate. There were no loans at December 31, 2010 and December 31, 2009 that were "troubled debt restructurings".

        Interest income on non-accrual loans, if recognized, is recorded when cash is received . When a loan is placed on non-accrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years. While on non-accrual, the collection of interest is recorded as interest income only after all past-due principal has been collected. When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status. At December 31, 2010, the loans on nonaccrual status had a valuation allowance of $1.5 million. We charged-off $3.5 million during 2010 related to the outstanding principal balances of those impaired loans which were unsecured based on the estimated values of the underlying collateral. Gross interest income that would have been recorded if our non-accrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2010 and 2009 was $337,000 and $414,000, respectively. The interest income realized prior to the loans being placed on non-accrual status for the year ended December 31, 2010 and 2009 was $325,000, and $120,000, respectively.

        Total loans receivable, net of deferred fees and costs, were $1.29 billion at December 31, 2009, an increase of $154.1 million, or 13.5%, compared to $1.14 billion at December 31, 2008. During 2009, we achieved growth in all our loan categories. Loans held for sale increased $22.5 million to $179.5 million at December 31, 2009 compared to $157.0 million at December 31, 2008.

        At December 31, 2009, we had loans accounted for on a non-accrual basis totaling $696,000. Non-accrual loans at December 31, 2008 totaled $4.7 million. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments, at December 31, 2009 and December 31, 2008 were $151,000 and $379,000, respectively, all of which were determined to be well secured and in the process of collection. The decrease in non-accrual loans from December 31, 2008 was a result of these loans being paid off or charged off during 2009. There were no loans at December 31, 2008 that were "troubled debt restructurings".

        At December 31, 2009, the loans on nonaccrual status did not have a valuation allowance as we charged-off $411,000 of the outstanding principal balances which were unsecured based on the estimated values of the underlying collateral. Gross interest income that would have been recorded if our non-accrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2009 and 2008 was $414,000 and $59,000, respectively. The interest income realized prior to the loans being placed on non-accrual status for the year ended December 31, 2009 and 2008 was $120,000, and $348,000, respectively.

        The ratio of non-performing loans to total loans was 0.53%, 0.05%, and 0.41% at December 31, 2010, 2009 and 2008, respectively.

        The following tables present the composition of our loans receivable portfolio at the end of each of the five years ended December 31, 2010 and additional information on non-performing loans receivable.

Table 8.

Loans Receivable
At December 31, 2010, 2009, 2008, 2007, and 2006
(In thousands)

	2010		2009		2008
Commercial and industrial	$200,384	14.20%	$161,156	12.45%	$160,989	14.12%
Real estate—commercial	631,292	44.73%	592,780	45.80%	472,131	41.41%
Real estate—construction	240,007	17.01%	191,523	14.80%	188,484	16.53%
Real estate—residential	217,130	15.39%	228,693	17.67%	211,651	18.57%
Home equity lines	119,403	8.46%	117,392	9.07%	104,370	9.16%
Consumer	3,042	0.21%	2,859	0.21%	2,393	0.21%

Gross loans	1,411,258	100.00%	1,294,403	100.00%	1,140,018	100.00%
Net deferred (fees) costs	(1,956)		(971)		(670)
Less: allowance for loan losses	(24,210)		(18,636)		(14,518)

Loans receivable, net	$1,385,092		$1,274,796		$1,124,830

	2007		2006
Commercial and industrial	$140,531	13.51%	$102,284	12.09%
Real estate—commercial	415,471	39.95%	317,201	37.50%
Real estate—construction	186,514	17.93%	154,525	18.27%
Real estate—residential	213,197	20.50%	201,320	23.80%
Home equity lines	81,247	7.81%	65,557	7.75%
Consumer	3,129	0.30%	4,904	0.59%

Gross loans	1,040,089	100.00%	845,791	100.00%
Net deferred (fees) costs	(405)		(342)
Less: allowance for loan losses	(11,641)		(9,638)

Loans receivable, net	$1,028,043		$835,811

Table 9.

Nonperforming Loans
At December 31, 2010, 2009, 2008, 2007, and 2006
(In thousands)

	2010	2009	2008	2007	2006
Nonaccruing loans	$7,516	$696	$4,671	$—	$82
Loans contractually past-due 90 days or more	49	151	379	963	—

Total nonperforming loans	$7,565	$847	$5,050	$963	$82

        The following table presents information on loan maturities and interest rate sensitivity.

Table 10.

Loan Maturities and Interest Rate Sensitivity
At December 31, 2010
(Dollars in thousands)

	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and industrial	$101,159	$82,511	$16,714	$200,384
Real estate—commercial	199,357	330,938	100,997	631,292
Real estate—construction	167,655	46,685	25,667	240,007
Real estate—residential	102,848	86,239	28,043	217,130
Home equity lines	119,403	—	—	119,403
Consumer	912	740	1,390	3,042

Total loans receivable	$691,334	$547,113	$172,811	$1,411,258

Fixed-rate loans		$253,109	$121,835	$374,944
Floating-rate loans		294,004	50,976	344,980

Total loans receivable		$547,113	$172,811	$719,924

*
Payments due by period are based on the repricing characteristics and not contractual maturities.

Investment Securities

        Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes of our nonqualified deferred compensation plan liability. These securities include cash equivalents, equities and mutual funds. See Note 4 to our notes to consolidated financial statements for additional information on our trading securities. Investment securities were $345.0 million at December 31, 2010, a decrease of $37.5 million or 9.8%, from $382.5 million in investment securities at December 31, 2009.

        At December 31, 2010, the yield on the available-for-sale investment portfolio was 4.26% and the yield on the held-to-maturity portfolio was 3.19%.

        We complete reviews for other-than-temporary impairment at least quarterly. As of December 31, 2010, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2010, 97% of our mortgage-backed securities are guaranteed by the Federal National Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

        We have $7.1 million in non-government non-agency mortgage-backed securities. These securities are rated from AAA to AA. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2010, certain of our investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe it is probable that we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

        The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at December 31, 2010 (each security has a par value of $2.0 million). These securities are presented as corporate bonds in the table below. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. We own the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. Two of the securities have a composite rating of AA, one of the securities has a composite rating of BB- and the other security has a composite rating of B-. There is minimal observable trading activity for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired. We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches. We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows. Significant judgment is involved in the evaluation of other-than-temporary impairment. We do not intend to sell nor do we believe it is probable that we will be required to sell these corporate bonds prior to the recovery of our investment.

        In one of the pooled trust preferred securities issues, 40% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $151 million of the remaining $318 million, or 48% of the performing collateral defaulted or deferred payment. In another of the pooled trust preferred securities issues, 41% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $90 million of the remaining $265 million, or 35% of the performing collateral defaulted or deferred payment. In the third of the pooled trust preferred securities issues, 64% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $149 million of the remaining $160 million, or 85% of the performing collateral defaulted or deferred payment. In the fourth of the pooled trust preferred securities issues, 46% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $277 million of the remaining $324 million, or 73% of the performing collateral defaulted or deferred payment.

        No other-than-temporary impairment has been recognized on the securities in our investment portfolio as of December 31, 2010 and 2009, and we do not continue to hold any investment securities for which we previously recognized other-than-temporary impairment. During 2008, we recognized an other-than-temporary impairment of $4.4 million related to an investment in Fannie Mae perpetual preferred stock as discussed above.

        We hold $15.7 million in FHLB stock at December 31, 2010. During 2008, the FHLB of Atlanta announced a change in their dividend declaration and payment schedule beginning during the fourth quarter of 2008. The change was initiated so that the dividend can be declared and paid to member banks after the FHLB has calculated their net income for the preceding quarter. During 2009, the

FHLB announced changes to its capital stock requirements. Specifically, the FHLB Board of Directors increased the dollar cap on its stock purchases from $25 million to $26 million and repurchases of member excess stock will be evaluated on a quarterly basis instead of a daily basis. We do not expect the above changes to materially impact our liquidity position.

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

        The following table reflects the composition of the investment portfolio at December 31, 2010, 2009, and 2008.

Table 11.

Investment Securities
At December 31, 2010, 2009 and 2008
(In thousands)

Available-for-sale at December 31, 2010	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
Five to ten years	$30,941	$32,119	3.95%

Total U.S. government-sponsored agencies	30,941	32,119	3.95%

Mortgage-backed securities(1)
One to five years	7	7	9.02%
Five to ten years	21,976	22,997	4.24%
After ten years	190,600	196,478	4.54%

Total mortgage-backed securities	212,583	219,482	4.51%

Tax exempt municipal securities(2)
Five to ten years	7,063	7,198	3.38%
After ten years	52,907	52,776	3.98%
Taxable municipal securities
Five to ten years	3,318	3,320	4.96%
After ten years	996	989	5.10%

Total municipal securities	64,284	64,283	3.73%

U. S. treasury securities
One to five years	4,923	5,114	2.36%

Total U.S. treasury securities	4,923	5,114	2.36%

Total investment securities available-for-sale	$312,731	$320,998	4.26%

Held-to-maturity at December 31, 2010	Amortized Cost	Fair Value	Average Yield
Mortgage-backed securities(1)
One to five years	$351	$368	4.14%
Five to ten years	3,766	3,965	4.63%
After ten years	9,758	10,203	4.12%

Total mortgage-backed securities	13,875	14,536	4.26%

Corporate bonds
After ten years	8,004	3,197	1.34%

Total corporate bonds	8,004	3,197	1.34%

Total investment securities held-to-maturity	21,879	17,733	3.19%

Total investment securities	$334,610	$338,731	4.19%

Available-for-sale at December 31, 2009	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
Five to ten years	$26,074	$26,030	4.15%
After ten years	29,974	29,629	5.01%

Total U.S. government-sponsored agencies	56,048	55,659	4.61%

Mortgage-backed securities(1)
One to five years	9	9	8.97%
Five to ten years	33,079	33,964	4.21%
After ten years	184,635	189,432	4.84%

Total mortgage-backed securities	217,723	223,405	4.74%

Tax exempt municipal securities(2)
Five to ten years	6,090	6,156	3.34%
After ten years	50,270	50,227	4.01%
Taxable municipal securities
After ten years	3,331	3,225	4.96%

Total municipal securities	59,691	59,608	3.99%

U. S. treasury securities
One to five years	4,901	4,897	2.36%

Total U.S. treasury securities	4,901	4,897	2.36%

Total investment securities available-for-sale	$338,363	$343,569	4.55%

Held-to-maturity at December 31, 2009	Amortized Cost	Fair Value	Average Yield
Mortgage-backed securities(1)
One to five years	$1,833	$1,884	4.43%
Five to ten years	6,244	6,478	4.59%
After ten years	19,103	19,731	4.26%

Total mortgage-backed securities	27,180	28,093	4.35%

Corporate bonds
After ten years	8,004	3,343	1.33%

Total corporate bonds	8,004	3,343	1.33%

Total investment securities held-to-maturity	35,184	31,436	3.66%

Total investment securities	$373,547	$375,005	4.47%

Available-for-sale at December 31, 2008	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
Five to ten years	$24,917	$24,962	5.28%
After ten years	436	166	8.25%

Total U.S. government-sponsored agencies	25,353	25,128	5.33%

Mortgage-backed securities(1)
One to five years	4,263	4,277	4.19%
Five to ten years	42,503	43,626	4.45%
After ten years	158,969	160,301	5.27%

Total mortgage-backed securities	205,735	208,204	5.08%

Municipal securities(2)
After ten years	33,265	31,424	4.09%

Total municipal securities	33,265	31,424	4.09%

U. S. treasury securities
One to five years	598	600	1.02%

Total U.S. treasury securities	598	600	1.02%

Total investment securities available-for-sale	$264,951	$265,356	4.97%

Held-to-maturity at December 31, 2008	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$2,001	$2,025	4.30%

Total U.S. government-sponsored agencies	2,001	2,025	4.30%

Mortgage-backed securities(1)
One to five years	1,836	1,867	4.26%
Five to ten years	9,267	9,463	4.45%
After ten years	29,075	29,142	4.39%

Total mortgage-backed securities	40,178	40,472	4.40%

Corporate bonds
After ten years	8,004	3,262	4.09%

Total corporate bonds	8,004	3,262	4.09%

Total investment securities held-to-maturity	50,183	45,759	4.34%

Total investment securities	$315,134	$311,115	4.87%

(1)
Based on contractual maturities.

(2)
Yields for our tax-exempt municipal securities are not reported on a tax-equivalent basis.

Deposits and Other Borrowed Funds

        Total deposits were $1.40 billion at December 31, 2010, an increase of $106.7 million, or 8.2%, from $1.30 billion at December 31, 2009. We have had success in attracting deposit balances from customers seeking to deposit their money with smaller, local banks and depositors are increasing balances held with financial institutions as a result of the increased protection of their money by the FDIC. We are a member of the Certificates of Deposit Account Registry Service ("CDARS"). CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank. When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection. At December 31, 2010, we had brokered certificates of deposit of $88.4 million, of which $43.5 million were placed in the CDARS program. Brokered certificates of deposit at December 31, 2009 were $87.7 million, of which $59.4 million were in the CDARS program.

        Other borrowed funds, which primarily include repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, were $389.6 million at December 31, 2010, a decrease of $40.0 million, from $427.6 million at December 31, 2009. The primary reason for the decrease in other borrowed funds at December 31, 2010 was due to us not having any federal funds purchased fundings at December 31, 2010 compared to $45.0 million at December 31, 2009. Advances from the Federal Home Loan Bank of Atlanta were $280.0 million at each of December 31, 2010 and 2009. These advances primarily leverage some of our larger commercial real estate fundings and assist in financing George Mason's inventory of loans held for sale.

        Other borrowed funds at each of December 31, 2010 and 2009, included $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities. This debt had an interest rate of 2.70% and 2.65% at December 31, 2010 and 2009, respectively. Cardinal Statutory Trust I is an unconsolidated entity as we are not the primary beneficiary of the trust.

        At December 31, 2010, other borrowed funds also included $87.5 million in customer repurchase agreements and $1.5 million borrowed under the Federal Reserve Treasury, Tax & Loan note option.

        The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2010.

Table 12.

Short-Term Borrowings and Other Borrowed Funds
At December 31, 2010
(In thousands)

Advance Date	Term of Advance	Maturity or Call Date	Interest Rate	Amount Outstanding
Other short-term borrowed funds:
TT&L note option			0.00%	$1,470
Customer repurchase agreements			0.25%	87,497
Federal Funds Purchased			0.28%	—

Total other short-term borrowed funds and weighted average rate			0.25%	$88,967

Other borrowed funds:
Trust preferred			3.98%	$20,619
FHLB advances—long term			3.90%	280,000

Other borrowed funds and weighted average rate			3.91%	300,916

Total other borrowed funds and weighted average rate			3.07%	$389,586

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

        The following table reflects the maturities of the certificates of deposit of $100,000 or more as of December 31, 2010, 2009 and 2008.

Table 13.

Certificates of Deposit of $100,000 or More
At December 31, 2010, 2009, and 2008
(In thousands)

Maturities:	Fixed Term	2010 No-Penalty*	Total
Three months or less	$60,347	$16,341	$76,688
Over three months through six months	47,109	5,224	52,333
Over six months through twelve months	81,625	16,344	97,969
Over twelve months	121,368	20,494	141,862

	$310,449	$58,403	$368,852

Maturities:	Fixed Term	2009 No-Penalty*	Total
Three months or less	$116,527	$31,183	$147,710
Over three months through six months	44,528	10,394	54,922
Over six months through twelve months	66,064	3,190	69,254
Over twelve months	95,185	20,917	116,102

	$322,304	$65,684	$387,988

Maturities:	Fixed Term	2008 No-Penalty*	Total
Three months or less	$35,561	$68,190	$103,751
Over three months through six months	19,705	12,089	31,794
Over six months through twelve months	27,095	5,614	32,709
Over twelve months	71,433	1,585	73,018

	$153,794	$87,478	$241,272

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

        Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at December 31, 2010, 2009 and 2008 follows.

Table 14.

Segment Reporting
December 31, 2010, 2009, and 2008
(In thousands)

At and for the Year Ended December 31, 2010:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$67,480	$2,385	$—	$(820)	$—	$69,045
Provision for loan losses	10,502	—	—	—	—	10,502
Non-interest income	3,975	19,203	4,102	205	(96)	27,389
Non-interest expense	37,226	11,103	6,798	4,438	(96)	59,469
Provision (benefit) for income taxes	7,432	3,640	(942)	(2,109)	—	8,021

Net income (loss)	$16,295	$6,845	$(1,754)	$(2,944)	$—	$18,442

Total Assets	$2,051,529	$220,946	$592	$251,100	$(452,149)	$2,072,018

At and for the Year Ended December 31, 2009:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$48,712	$2,717	$—	$(887)	$—	$50,542
Provision for loan losses	6,656	94	—	—	—	6,750
Non-interest income	3,993	16,213	3,639	(413)	(84)	23,348
Non-interest expense	34,104	12,779	3,156	2,472	(84)	52,427
Provision (benefit) for income taxes	3,566	2,084	162	(1,424)	—	4,388

Net income (loss)	$8,379	$3,973	$321	$(2,348)	$—	$10,325

Total Assets	$1,943,223	$199,704	$3,433	$230,962	$(401,137)	$1,976,185

At and for the Year Ended December 31, 2008:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$40,747	$3,418	$—	$(1,192)	$—	$42,973
Provision for loan losses	4,290	1,208	—	—	—	5,498
Non-interest income	4,806	9,494	3,477	35	—	17,812
Non-interest expense	34,152	15,824	3,402	2,535	—	55,913
Provision (benefit) for income taxes	1,785	(1,438)	28	(1,287)	—	(912)

Net income (loss)	$5,326	$(2,682)	$47	$(2,405)	$—	$286

Total Assets	$1,708,233	$165,791	$3,505	$180,683	$(314,455)	$1,743,757

        During the year ended December 31, 2010, we recorded a non-cash impairment loss of $3.0 million pretax ($2.0 million after tax) through the wealth management and trust services business segment. No such impairments occurred during 2009 and 2008.

        We recorded a benefit of $686,000 related to our mortgage loan repurchases and settlements for 2010 compared to an expense of $2.6 million for 2009 and $3.8 million in 2008. During the second quarter of 2008, George Mason recorded a cash settlement to one of its mortgage correspondents related to the loan purchase agreement between the two parties. This settlement totaled $1.8 million pretax ($1.2 million after tax) and was recorded in the mortgage banking segment.

        During the third quarter of 2008, we recorded a noncash impairment charge of $2.8 million pretax ($1.8 million after tax) to the goodwill associated with the mortgage banking segment. No such impairments occurred during 2010 and 2009.

        During the third quarter of 2008, we recognized an other-than-temporary impairment charge of $4.4 million pretax ($2.9 million after tax) on our investment in Fannie Mae perpetual preferred stock. This impairment charge was recorded in the commercial banking segment. We recorded no other-than-temporary impairments during 2010 and 2009.

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

        Shareholders' equity at December 31, 2010 was $222.9 million, an increase of $18.4 million, compared to $204.5 million at December 31, 2009. For the year ended December 31, 2010, we recorded net income of $18.4 million, which primarily caused the increase in shareholders' equity during 2010. Accumulated other comprehensive income increased $1.1 million for the year ended December 31, 2010. Total shareholders' equity to total assets at December 31, 2010 and 2009 was 10.8% and 10.4%, respectively. Book value per share at December 31, 2010 and 2009 was $7.75 and $7.12, respectively. Total risk-based capital to risk-weighted assets was 14.06% at December 31, 2010 compared to 14.15% at December 31, 2009. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2010.

        Shareholders' equity at December 31, 2009 was $204.5 million, an increase of $46.5 million, compared to $158.0 million at December 31, 2008. The increase in shareholders' equity was primarily attributable to our completion of a common stock offering during May 2009, from which we added $31.6 million in capital. In addition, for 2009 we recorded net income of $10.3 million. Accumulated other comprehensive income increased $3.4 million for the year ended December 31, 2009. Total shareholders' equity to total assets at December 31, 2009 and 2008 was 10.4% and 9.1%, respectively. Book value per share at December 31, 2009 and 2008 was $7.12 and $6.58, respectively. Total risk-based capital to risk-weighted assets was 14.15% at December 31, 2009 compared to 12.72% at December 31, 2008. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2009.

        As noted above, regulatory capital levels for the bank and bank holding company meet those established for well-capitalized institutions. While we are currently considered well-capitalized, we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

        The following table shows the minimum capital requirement and our capital position at December 31, 2010, 2009, and 2008, for the Company and for the Bank.

Table 15.

Capital Components
At December 31, 2010, 2009, and 2008
(In thousands)

Cardinal Financial Corporation (Consolidated):

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2010
Total risk-based capital	$248,294	14.06%	$141,284	≥	8.00%	$176,606	≥	10.00%
Tier I risk-based capital	223,789	12.67%	70,642	≥	4.00%	105,963	≥	6.00%
Leverage capital ratio	223,789	10.82%	82,753	≥	4.00%	103,441	≥	5.00%
At December 31, 2009
Total risk-based capital	$226,137	14.15%	$127,869	≥	8.00%	$159,837	≥	10.00%
Tier I risk-based capital	207,286	12.97%	63,935	≥	4.00%	95,902	≥	6.00%
Leverage capital ratio	207,286	11.03%	75,185	≥	4.00%	93,981	≥	5.00%
At December 31, 2008
Total risk-based capital	$178,420	12.72%	$112,207	≥	8.00%	$140,259	≥	10.00%
Tier I risk-based capital	163,716	11.67%	56,104	≥	4.00%	84,156	≥	6.00%
Leverage capital ratio	163,716	9.90%	66,168	≥	4.00%	82,711	≥	5.00%

Cardinal Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2010
Total risk-based capital	$232,274	13.25%	$140,262	≥	8.00%	$175,328	≥	10.00%
Tier I risk-based capital	207,768	11.85%	70,131	≥	4.00%	105,197	≥	6.00%
Leverage capital ratio	207,768	10.09%	82,383	≥	4.00%	102,979	≥	5.00%
At December 31, 2009
Total risk-based capital	$206,413	12.98%	$127,257	≥	8.00%	$159,071	≥	10.00%
Tier I risk-based capital	187,562	11.79%	63,629	≥	4.00%	95,443	≥	6.00%
Leverage capital ratio	187,562	10.02%	74,884	≥	4.00%	93,605	≥	5.00%
At December 31, 2008
Total risk-based capital	$168,513	12.04%	$111,957	≥	8.00%	$139,946	≥	10.00%
Tier I risk-based capital	153,810	10.99%	55,978	≥	4.00%	83,968	≥	6.00%
Leverage capital ratio	153,810	9.32%	66,018	≥	4.00%	82,523	≥	5.00%

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

        Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $348.9 million at December 31, 2010, or 16.7% of total assets. We held investments that are classified as held-to-maturity in the amount of $21.9 million at December 31, 2010. To maintain ready access to the Bank's secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its residential real estate loan portfolio to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial real estate and commercial & industrial loan portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at December 31, 2010 was approximately $154 million. Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $107 million at December 31, 2010. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us. In addition, we have unsecured federal funds purchased lines of $315 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

        We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us. The required payments under such obligations excluding interest were as follows:

Table 16.

Contractual Obligations
At December 31, 2010
(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$571,070	$303,361	$103,880	$135,487	$28,342
Brokered certificates of deposit	88,365	44,663	24,645	19,057	—
Advances from the Federal Home Loan Bank of Atlanta	280,000	15,000	90,000	20,000	155,000
Trust preferred securities	20,619	—	—	—	20,619
Operating lease obligations	29,065	4,369	3,448	8,967	12,281

Total	$989,119	$367,393	$221,973	$183,511	$216,242

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

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2010 and 2009, is as follows:

	2010	2009
	(In thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$526,636	$409,341
Standby letters of credit	22,279	13,877

        Commitments to extend credit of $87.8 million as of December 31, 2010 were related to George Mason's mortgage loan funding commitments and were of a short-term nature. Commitments to extend credit of $438.8 million primarily have floating rates as of December 31, 2010. It is uncertain as to the amount that we will be required to fund on these commitments as many such arrangements expire with no amount drawn.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates up to one year or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These instruments represent obligations to extend credit or guarantee borrowings and are not recorded on the consolidated statements of financial condition. The rates and terms of these instruments are competitive with others in the market in which we do business.

        We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. We evaluate each customer's credit worthiness on a case-by-case basis and require collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on management's evaluation of the counterparty. Collateral held varies but may include deposits held by us, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

        George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims. During the past two years, we have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors. During 2010, we experienced favorable results in resolving various investor claims and have reduced our reserve related to such claims. At December 31, 2010, we had no outstanding loan repurchases or settlements.

        During 2010 and 2009, George Mason either repurchased from or settled with investors on such loans for a total of $1.0 million and $2.6 million, respectively. At December 31, 2010 and 2009, the reserve for unresolved claims was $0 and $1.7 million, respectively.

Quarterly Data

        The following table provides quarterly data for the years ended December 31, 2010 and 2009. Quarterly per share results may not calculate to the year-end per share results due to rounding.

        During the year ended December 31, 2010, we recorded a non-cash impairment loss of $3.0 million pretax ($2.0 million after tax) through the wealth management and trust services business segment. No such impairments occurred during 2009 and 2008.

        We recorded a benefit of $686,000 related to our mortgage loan repurchases and settlements for 2010 compared to an expense of $2.6 million for 2009 and $3.8 million in 2008. During the second quarter of 2008, George Mason recorded a cash settlement to one of its mortgage correspondents related to the loan purchase agreement between the two parties. This settlement totaled $1.8 million pretax ($1.2 million after tax) and was recorded in the mortgage banking segment.

        During the third quarter of 2008, we recorded a noncash impairment charge of $2.8 million pretax ($1.8 million after tax) to the goodwill associated with the mortgage banking segment. No such impairments occurred during 2010 and 2009.

        During the third quarter of 2008, we recognized an other-than-temporary impairment charge of $4.4 million pretax ($2.9 million after tax) on our investment in Fannie Mae perpetual preferred stock. This impairment charge was recorded in the commercial banking segment. We recorded no other-than-temporary impairments during 2010 and 2009.

Table 17.

Quarterly Data
Years ended December 31, 2010 and 2009
(In thousands, except per share data)

	2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$24,993	$24,771	$23,944	$22,925
Interest expense	6,527	6,589	6,815	7,657

Net interest income	18,466	18,182	17,129	15,268
Provision for loan losses	(1,877)	(3,500)	(2,700)	(2,425)

Net interest income after provision for loan losses	16,589	14,682	14,429	12,843
Non-interest income	5,522	9,306	6,847	5,714
Non-interest expense	16,917	15,369	14,153	13,030

Net income before income taxes	5,194	8,619	7,123	5,527
Provision for income taxes	1,164	2,716	2,414	1,727

Net income	$4,030	$5,903	$4,709	$3,800

Earnings per share—basic	$0.14	$0.20	$0.16	$0.13

Earnings per share—diluted	$0.14	$0.20	$0.16	$0.13

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$23,171	$21,923	$21,130	$20,518
Interest expense	8,303	8,831	9,167	9,899

Net interest income	14,868	13,092	11,963	10,619
Provision for loan losses	(2,000)	(2,050)	(1,484)	(1,216)

Net interest income after provision for loan losses	12,868	11,042	10,479	9,403
Non-interest income	5,637	5,704	6,251	5,756
Non-interest expense	13,707	12,978	13,705	12,037

Net income before income taxes	4,798	3,768	3,025	3,122
Provision for income taxes	1,388	1,164	883	953

Net income	$3,410	$2,604	$2,142	$2,169

Earnings per share—basic	$0.12	$0.09	$0.08	$0.09

Earnings per share—diluted	$0.12	$0.09	$0.08	$0.09

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

        At December 31, 2010, our asset/liability position was neutral based on our interest rate sensitivity model. Our net interest income would decrease by less than 1% in a down 100 basis point scenario and would increase less than 0.5% in an up 200 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would decrease by less than 1.9% in a down 100 basis point scenario and would increase by less than 1.2% in an up 200 basis point scenario.

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

        We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                      (signed) KPMG LLP

McLean, Virginia
March 14, 2011

PART II

Item 8.    Financial Statements and Supplementary Data.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2010 and 2009
(In thousands, except share data)

	2010	2009
Assets
Cash and due from banks	$12,963	$19,804
Federal funds sold	12,905	5,037

Total cash and cash equivalents	25,868	24,841
Investment securities available-for-sale	320,998	343,569
Investment securities held-to-maturity (market value of $17,733 and $31,436 at December 31, 2010 and December 31, 2009, respectively)	21,879	35,184
Investment securities-trading	2,107	3,724

Total investment securities	344,984	382,477
Other investments	16,469	16,467
Loans held for sale	206,047	179,469
Loans receivable, net of deferred fees and costs	1,409,302	1,293,432
Allowance for loan losses	(24,210)	(18,636)

Loans receivable, net	1,385,092	1,274,796
Premises and equipment, net	16,717	15,743
Deferred tax asset, net	10,690	7,691
Goodwill and intangibles, net	10,688	13,935
Bank-owned life insurance	34,358	33,712
Prepaid FDIC insurance premiums	4,574	6,683
Other real estate owned	1,250	4,991
Accrued interest receivable and other assets	15,281	15,380

Total assets	$2,072,018	$1,976,185

Liabilities and Shareholders' Equity
Non-interest bearing deposits	$229,575	$166,019
Interest bearing deposits	1,174,150	1,130,986

Total deposits	1,403,725	1,297,005
Other borrowed funds	389,586	427,579
Mortgage funding checks	662	13,918
Escrow liabilities	1,454	2,079
Accrued interest payable and other liabilities	53,689	31,097

Total liabilities	1,849,116	1,771,678

	2010	2009
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	28,769,849	28,717,839	28,770	28,718
Additional paid-in capital			160,859	159,798
Retained earnings			28,848	12,705
Accumulated other comprehensive income, net			4,425	3,286

	Total shareholders' equity		222,902	204,507

	Total liabilities and shareholders' equity		$2,072,018	$1,976,185

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2010, 2009, and 2008
(In thousands, except per share data)

	2010	2009	2008
Interest income:
Loans receivable	$73,414	$65,526	$64,619
Loans held for sale	9,039	7,358	7,140
Federal funds sold	46	118	569
Investment securities available-for-sale	13,145	12,123	13,195
Investment securities held-to-maturity	935	1,587	2,521
Other investments	54	30	567

Total interest income	96,633	86,742	88,611
Interest expense:
Deposits	15,561	23,698	32,091
Other borrowed funds	12,027	12,502	13,547

Total interest expense	27,588	36,200	45,638

Net interest income	69,045	50,542	42,973
Provision for loan losses	10,502	6,750	5,498

Net interest income after provision for loan losses	58,543	43,792	37,475
Non-interest income:
Service charges on deposit accounts	1,881	2,011	2,132
Loan fees	2,311	2,649	1,643
Investment fee income	4,088	3,614	3,477
Realized and unrealized gains on mortgage banking activities	13,860	12,452	7,752
Net realized gains on investment securities available-for-sale	726	760	913
Net realized gain (loss) on investment securities-trading	188	(425)	(9)
Management fee income	3,657	1,833	765
Increase in cash surrender value of bank-owned life insurance	646	536	860
Litigation recovery on previously impaired investment	87	—	190
Other income (loss)	(55)	(82)	89

Total non-interest income	27,389	23,348	17,812
Non-interest expense:
Salary and benefits	27,445	23,571	21,939
Occupancy	5,723	5,442	5,547
Professional fees	2,733	2,142	2,225
Depreciation	1,938	1,948	2,390
Data communications	4,295	3,352	2,685
FDIC insurance assessment	1,853	2,692	721
Mortgage loan repurchases and settlements	(686)	2,569	3,835
Bank franchise taxes	1,897	1,525	1,482
Amortization of intangibles	238	238	245
Impairment of Fannie Mae perpetual preferred stock	—	—	4,408
Impairment of goodwill and other intangible assets	3,008	—	2,821
Impairment of other real estate owned	1,365	—	—
Other operating expenses	9,660	8,948	7,615

Total non-interest expense	59,469	52,427	55,913

Income (loss) before income taxes	26,463	14,713	(626)
Provision (benefit) for income taxes	8,021	4,388	(912)

Net income	$18,442	$10,325	$286

Earnings per common share—basic	$0.63	$0.38	$0.01

Earnings per common share—diluted	$0.62	$0.37	$0.01

Weighted-average common shares outstanding—basic	29,123	27,186	24,370

Weighted-average common shares outstanding—diluted	29,608	27,674	24,837

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Net income	$18,442	$10,325	$286
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the year, net of tax expense of $1.1 million in 2010, $1.5 million in 2009, and $289 thousand in 2008	2,475	3,618	1,180
Less: reclassification adjustment for net gains included in net income net of tax expense of $227 thousand in 2010, $262 thousand in 2009, and $310 thousand in 2008	(499)	(498)	(602)

	1,976	3,120	578

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $444 thousand, net of tax expense of $169 thousand in 2009, and net of tax benefit of $43 thousand in 2008	(837)	320	(264)

Comprehensive income	$19,581	$13,765	$600

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2010, 2009, and 2008

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007	24,202	$24,202	$131,516	$4,213	$(468)	$159,463
Cumulative effect adjustment at January 1, 2008 for the adoption of ASC 820.10	—	—	—	(96)	—	(96)
Stock options exercised	11	11	47	—	—	58
Stock compensation expense, net of tax benefit	—	—	343	—	—	343
Purchase and retirement of common stock	(199)	(199)	(1,197)	—	—	(1,396)
Dividends on common stock of $0.04 per share	—	—	—	(966)	—	(966)
Change in accumulated other comprehensive loss	—	—	—	—	314	314
Net income	—	—	—	286	—	286

Balance, December 31, 2008	24,014	$24,014	$130,709	$3,437	$(154)	$158,006
Public offering shares issued	4,378	4,378	27,233	—	—	31,611
Stock options exercised	39	39	139	—	—	178
Stock compensation expense, net of tax benefit	—	—	439	—	—	439
Shares issued for deferred compensation plan	287	287	1,278	—	—	1,565
Dividends on common stock of $0.04 per share	—	—	—	(1,057)	—	(1,057)
Change in accumulated other comprehensive (loss) income	—	—	—	—	3,440	3,440
Net income	—	—	—	10,325	—	10,325

Balance, December 31, 2009	28,718	$28,718	$159,798	$12,705	$3,286	$204,507
Stock options exercised	52	52	152	—	—	204
Stock compensation expense, net of tax benefit	—	—	909	—	—	909
Dividends on common stock of $0.08 per share	—	—	—	(2,299)	—	(2,299)
Change in accumulated other comprehensive income	—	—	—	—	1,139	1,139
Net income	—	—	—	18,442	—	18,442

Balance, December 31, 2010	28,770	$28,770	$160,859	$28,848	$4,425	$222,902

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$18,442	$10,325	$286
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,938	1,948	2,390
Amortization of premiums, discounts and intangibles	807	433	330
Impairment of goodwill and other intangible assets	3,008	—	2,821
Provision for loan losses	10,502	6,750	5,498
Loans held for sale originated	(3,198,160)	(2,647,108)	(1,354,047)
Proceeds from the sale of loans held for sale	3,185,442	2,637,100	1,375,277
Realized and unrealized gains on mortgage banking activities	(13,860)	(12,452)	(7,752)
Proceeds from sale, maturity and call of investment securities-trading	140	2,631	7,847
Purchase of investment securities-trading	(1,181)	(6,780)	(7,856)
Unrealized (gain) loss on sale of investments securities-trading	(188)	619	9
Relaized loss on sale of investment securities-trading	—	(194)	—
Gain on sale of investment securities available-for-sale	(735)	(977)	(913)
Loss on sale of investment securities available-for-sale	9	217	—
(Gain) loss on sale of other assets	1	(6)	10
Gain from early extinguishment of long-term FHLB advances	—	—	(275)
Decrease in fair value of other real estate owned	1,365	—	—
Loss on sales of other real estate owned	76	15	—
Stock compensation expense, net of tax benefits	523	439	343
Provision for deferred income taxes	(3,670)	(635)	(2,493)
Impairment of Fannie Mae perpetual preferred stock	—	—	4,408
Increase in cash surrender value of bank-owned life insurance	(646)	(536)	(860)
(Increase) decrease in accrued interest receivable, other assets and deferred tax asset	958	(15,282)	3,535
Increase in accrued interest payable, escrow liabilities and other liabilities	4,350	3,646	1,534

Net cash provided by (used in) operating activities	9,121	(19,847)	30,092

Cash flows from investing activities:
Net purchases of premises and equipment	(1,809)	(1,222)	(400)
Proceeds from maturity and call of investment securities available-for-sale	30,577	35,963	150,165
Proceeds from sale of investment securities available-for-sale	10,013	15,988	15,000
Proceeds from sale of mortgage-backed securities available-for-sale	24,175	43,589	22,610
Proceeds from maturity and call of investment securities held-to-maturity	5,857	2,000	17,492
Proceeds from sale of other investments	—	—	1,365
Purchase of investment securities available-for-sale	(30,220)	(103,469)	(110,813)
Purchase of mortgage-backed securities available-for-sale	(46,369)	(100,040)	(92,969)
Purchase of other investments	(2)	(97)	(3,547)
Redemptions of investment securities available-for-sale	57,975	45,230	27,867
Redemptions of investment securities held-to-maturity	7,548	12,890	11,127
Proceeds from the sale of other real estate owned	1,536	—	—
Net increase in loans receivable, net of deferred fees and costs	(121,138)	(156,716)	(102,285)

Net cash used in investing activities	(61,857)	(205,884)	(64,388)

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008
Cash flows from financing activities:
Net increase in deposits	106,720	117,161	82,919
Net increase (decrease) in other borrowed funds	(37,993)	60,381	(81,129)
Net increase (decrease) in mortgage funding checks	(13,256)	(5,260)	9,775
Proceeds from FHLB advances	10,000	—	90,000
Repayments of FHLB advances	(10,000)	—	(41,458)
Proceeds from issuance of stock	—	31,611	—
Stock options exercised	204	178	58
Purchase and retirement of common stock	—	—	(1,396)
Shares issued for deferred compensation plan	—	1,565	—
Excess tax benefit from stock option exercises	387	65	—
Dividends on common stock	(2,299)	(1,057)	(966)

Net cash provided by financing activities	53,763	204,644	57,803

Net increase (decrease) in cash and cash equivalents	1,027	(21,087)	23,507
Cash and cash equivalents at beginning of year	24,841	45,928	22,421

Cash and cash equivalents at end of year	$25,868	$24,841	$45,928

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$27,825	$36,493	$45,437
Cash paid for income taxes	10,162	4,599	3,039
Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$30,460	$9,999	$—
Transfer of loans to other real estate owned	340	4,991	121

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

        Cardinal Financial Corporation (the "Company") is incorporated under the laws of the Commonwealth of Virginia as a financial holding Company whose activities consist of investments in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the "Bank"), a state-chartered institution and its subsidiary, George Mason Mortgage, LLC ("George Mason"), a mortgage banking company based in Fairfax, Virginia. In January 2009, the Bank organized a second mortgage banking company, Cardinal First Mortgage, LLC ("Cardinal First"), also based in Fairfax, Virginia. The Bank has a trust division, Cardinal Trust and Investment Services. In addition to the Bank, the Company has two nonbank subsidiaries; Wilson/Bennett Capital Management, Inc. ("Wilson/Bennett"), an asset management firm and Cardinal Wealth Services, Inc. ("CWS"), an investment services subsidiary.

(2) Summary of Significant Accounting Policies

  (a)    Use of Estimates

        U.S. generally accepted accounting principles are complex and require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the Company's financial statements relate to accounting for business combinations and impairment testing of goodwill, the allowance for loan losses, accounting for impairment of identifiable intangible assets, the valuation of the deferred tax assets, fair value measurements of certain assets and liabilities, fair values of derivatives and investment securities and reserves for repurchase of mortgage loans previously sold to investors. Actual results could differ from these estimates.

  (b)    Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  (c)    Accounting for Business Combinations

        Business combinations are accounted for under the purchase method. The purchase method requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed, including identifiable intangibles, is recorded as goodwill.

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

        At December 31, 2010 and 2009, the Company had investment securities classified as trading. These investments were purchased to economically hedge against fair value changes of the Company's nonqualified deferred compensation plan liability. Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings.

        Gains and losses on the sale of securities are determined using the specific identification method.

        The Company regularly evaluates its securities whose values have declined below their amortized cost to assess whether the decline in fair value is other-than-temporary. The Company considers various factors in determining whether a decline in fair value is other-than-temporary including the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads, the expected recovery period and other quantitative and qualitative information. The valuation of securities for impairments process is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions and future changes in assessments of the aforementioned factors. It is at least reasonably probable that such factors will change in the future, which may result in other-than-temporary impairments. Beginning in 2009, under new accounting guidance for impairments of debt securities that are deemed to be other-than-temporary, the credit portion of an other-than-temporary impairment loss is recognized in earnings and the non-credit portion is recognized in accumulated other comprehensive income in those situations where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. Prior to January 1, 2009, any other-than-temporary impairment recognized was deemed to be credit related and reported in earnings.

        Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts are recognized in interest income using the effective interest method. Prepayments of the mortgages securing mortgage-backed securities may affect the yield to maturity. The Company uses actual principal prepayment experience and estimates of future principal prepayments in calculating the yield necessary to apply the effective interest method.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The Company sells its originated mortgage loans to third party investors servicing released. Upon sale and deliver, the loans are legally isolated from the Company and the Company has no ability to restrict or constrain the ability of third-party investors to pledge or exchange the mortgage loans. The Company does not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause third-party investors to put the mortgage loans back to the Company.

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

        The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. An impaired loan is measured at the present value of its expected future cash flows discounted at the loan's coupon rate, or at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. Because substantially all of the Company's loans are collateral dependent, the Company generally measures impairment based on the estimated fair value of the collateral. The Company measures the collateral value on impaired loans by obtaining an updated appraisal of the underlying collateral and may discount further the appraised value, if necessary, to an amount equal to the expected cash proceeds in the event the loan is foreclosed upon and the collateral is sold. In addition, an estimate of costs to sell the collateral is assumed.

        Nonperforming assets include nonaccrual loans, loans past due 90 days or more and other real estate owned.

        The allowance for loan losses is increased by provisions for loan losses and recoveries of previously charged-off loans, and decreased by loan charge-offs.

        The Company maintains the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrowers including the value of the underlying collateral. Unusual and

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

infrequently occurring events, such as weather-related disasters, may impact the assessment of possible credit losses. As a part of its analysis, the Company uses comparative peer group data and qualitative factors, such as levels of and trends in delinquencies and non-accrual loans, national and local economic trends and conditions and concentrations of loans exhibiting similar risk profiles to support estimates.

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

        In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2010 and 2009 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

  (h)    Premises and Equipment

        Land is carried at cost. Premises, furniture, equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation of premises, furniture and equipment is computed using the straight-line method over estimated useful lives from three to 25 years. Amortization of leasehold improvements is computed using the straight-line method over the useful lives of the improvements or the lease term, whichever is shorter. Purchased computer software which is capitalized is amortized over estimated useful lives of one to three years. Internally developed software is expensed as incurred. Rent expense on operating leases is recorded using the straight-line method over the appropriate lease term.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Historically, Wilson/Bennett and Cardinal Trust and Investments have been separate reporting units within the Wealth Management and Trust Services business segment. Both of these units manage financial assets for institutional clients and for upper middle class to wealthy individuals. The Company uses a single "wealth management" sales team to present financial products to prospects and also to service existing clients. The "back office" for each of these components is performed by the same administrative staff, and there is a single person that oversees the combined sales effort and manages the operations. Prospectively and beginning in the third quarter of 2010, the Wilson/Bennett and Cardinal Trust and Investments reporting units have been combined into a single reporting unit and evaluations of the recoverability of goodwill and other intangible assets are now based on the combined cash flows of these businesses. Note 8 discusses the impairment charges recorded during the year ended December 31, 2010 and 2008. No impairment was indicated for 2009. The Company also has amortizable intangible assets. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of nine years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

  (j)    Bank-Owned Life Insurance

        Under the Company's bank-owned life insurance policy, executives or other key individuals are the insureds and the Company is the owner and beneficiary of the policy. As such, the insured has no claim to the insurance policy, the policy's cash value, or a portion of the policy's death proceeds. The increase in the cash surrender value over time is recorded as other non-interest income. The Company monitors the financial strength and condition of the counterparty.

  (k)    Realized and Unrealized Gains on Mortgage Banking Activities

        Realized and unrealized gains on mortgage banking activities include income earned by George Mason and Cardinal First from the origination and sale of mortgage loans to third party investors, and other activities incidental to mortgage banking activities. The Company enters into interest rate lock commitments to sell and deliver the mortgage loans, servicing released, to third party investors on a best efforts basis. Unrealized gains include the recognition of the fair value of the rate lock commitment derivative, which approximates the differential between the par value of the loan and the amount that will be received upon delivery of the loan to the third party investor.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        In the normal course of business, the Company enters into rate lock commitments, to finance residential mortgage loans. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to residential mortgage loans intended to be sold are considered derivatives and are marked to market through earnings. These rate lock commitments are considered derivatives and marked to fair value through earnings. In addition to the effects of the change in market interest rate, the fair value measurement of the derivative also contemplates the expected cash flows to be received from the counterparty to the future sale of the loan. For purposes of calculating the aggregate fair value of the rate lock derivatives at year end, the Company assumes an estimated loan closing and investor delivery rate based on historical experience. The measurement of the estimated fair value of the rate lock derivatives is presented as realized and unrealized gains from mortgage banking activities.

        To mitigate the effect of interest rate risk inherent in providing rate lock commitments, the Company economically hedges its commitments by entering into best efforts forward delivery loan sales contracts. During the rate lock commitment period, these forward loan sales contract derivatives are marked to fair value. The fair values of loan commitments and the fair values of forward sales contracts generally move in opposite directions, and the net impact of the changes in these valuations on net income during the loan commitment period is generally inconsequential, excluding the effect of the fair value component associated with the projected cash flows from the loan delivery to the investor. At the closing of the loan, the rate lock commitment derivative matures and the Company records a loan held for sale and continues to be obligated under the same forward loan sales contract. The loans held for sale are then designated as the hedged item in a cash flow hedge. The derivative in this relationship is the forward loan sale commitment.

        When hedge accounting is discontinued because it is probable an anticipated loan sale will not occur, the Company recognizes immediately in earnings any gains and losses that were accumulated in other comprehensive income.

  (q)    Stock-Based Compensation

        The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company classifies stock awards as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. For the periods presented, all of the Company's stock options are classified as equity awards.

        The Company awards stock options with a graded-vesting period and as such has elected to recognize compensation costs over the requisite service period for the entire award. Total compensation cost charged against income for the years ended December 31, 2010, 2009, and 2008, was $523,000, $374,000, and $343,000, respectively. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $123,000, $65,000, and $0 for the years ended December 31, 2010, 2009, and 2008, respectively.

        At December 31, 2010, the Company had two stock-based employee compensation plans, which are described more fully in Note 21.

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

        The weighted average per share fair values of stock option grants made in 2010, 2009, and 2008, were $4.64, $2.92, and $3.10, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2010	2009	2008
Estimated option life	6.5 years	6.5 years	6.5 years
Risk free interest rate	1.79-3.30%	2.10-3.09%	3.77-3.44%
Expected volatility	45.90%	44.60%	40.50%
Expected dividend yield	0.89%	0.67%	0.56%

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

(3) Investment Securities and Other Investments

        The approximate fair value and amortized cost of investment securities at December 31, 2010 and 2009 are shown below.

	2010
(In thousands)	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$30,941	$1,262	$(84)	$32,119
Mortgage-backed securities	212,583	6,979	(80)	219,482
Municipal securities	64,284	424	(425)	64,283
U.S. treasury securities	4,923	191	—	5,114

Total	$312,731	$8,856	$(589)	$320,998

Investment Securities Held-to-Maturity
Mortgage-backed securities	13,875	661	—	14,536
Corporate bonds	8,004	—	(4,807)	3,197

Total	$21,879	$661	$(4,807)	$17,733

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

        The fair value and amortized cost of investment securities by contractual maturity at December 31, 2010 are shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	2010
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized cost	Fair Value	Amortized cost	Fair Value
After 1 year but within 5 years	$4,923	$5,114	$—	$—
After 5 years but within 10 years	41,322	42,637	—	—
After 10 years	53,903	53,765	8,004	3,197
Mortgage-backed securities	212,583	219,482	13,875	14,536

Total	$312,731	$320,998	$21,879	$17,733

        For the years ended December 31, 2010, 2009, and 2008, proceeds from sales of investment securities available-for-sale amounted to $34.2 million, $59.6 million, and $37.5 million, respectively. Gross realized gains in 2010, 2009, and 2008, amounted to $735,000, $977,000, and $913,000, respectively. Gross realized losses for the years ended December 31, 2010, 2009 and 2008 were $9,000, $217,000, and $0, respectively. In 2009, the Company sold all shares of its Fannie Mae perpetual preferred stock. The Company elected to sell these shares they were continuing to trade well below their par value following the placement of Fannie Mae into conservatorship by federal regulators during 2008. The Company recognized an other-than-temporary impairment of $4.4 million on this investment as of December 31, 2008. The full amount of this impairment was deemed to be related to credit deterioration of the issuer, and not related to equity market conditions. Because of the minimal likelihood that these shares would recover, the Company made the decision to exit this type of investment security and no longer owns any similar equity investment in its investment securities portfolio.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Investment Securities and Other Investments (Continued)

        The table below shows the Company's investment securities' gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009.

At December 31, 2010

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$9,957	$(84)	$—	$—	$9,957	$(84)
Mortgage-backed securities	4,892	(14)	814	(66)	5,706	(80)
Municipal securities	27,845	(415)	1,475	(10)	29,320	(425)

Total temporarily impaired securities	$42,694	$(513)	$2,289	$(76)	$44,983	$(589)

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Investment Securities Held-to-Maturity
Corporate bonds	$—	$—	$3,197	$(4,807)	$3,197	$(4,807)

Total temporarily impaired securities	$—	$—	$3,197	$(4,807)	$3,197	$(4,807)

At December 31, 2009

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Investment Securities Available-for-Sale
U.S. treasury securities	$4,897	$(4)	$—	$—	4,897	(4)
U.S. government-sponsored agencies	34,816	(567)	—	—	34,816	(567)
Mortgage-backed securities	28,665	(372)	8,258	(397)	36,923	(769)
Municipal securities	22,504	(317)	8,147	(252)	30,651	(569)

Total temporarily impaired securities	$90,882	$(1,260)	$16,405	$(649)	$107,287	$(1,909)

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Investment Securities Held-to-Maturity
Mortgage-backed securities	$56	$—	$39	$(4)	$95	$(4)
Corporate bonds	—	—	3,343	(4,661)	3,343	(4,661)

Total temporarily impaired securities	$56	$—	$3,382	$(4,665)	$3,438	$(4,665)

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Investment Securities and Other Investments (Continued)

        The Company completes reviews for other-than-temporary impairment at least quarterly. As of December 31, 2010, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2010, 97% of the Company's mortgage-backed securities are guaranteed by the Federal National Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

        The Company has $7.1 million in non-government non-agency mortgage-backed securities. These securities are rated from AAA to AA. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2010, certain of the Company's investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

        The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at December 31, 2010 (each security has a par value of $2.0 million). These securities are presented as corporate bonds in the above tables. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. The Company owns the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. Two of the securities have a composite rating of AA, one of the securities has a composite rating of BB- and the other security has a composite rating of B-. Observable trading activity remains limited for these types of securities. The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired. The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the A-3 tranches. The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows. Significant judgment is involved in the evaluation of other-than-temporary impairment. The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these corporate bonds prior to the recovery of its investment.

        No other-than-temporary impairment has been recognized on the securities in the Company's investment portfolio as of December 31, 2010 and 2009, and the Company does not continue to hold any investment securities for which the Company previously recognized other-than-temporary

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Investment Securities and Other Investments (Continued)

impairment. During 2008, the Company recognized an other-than-temporary impairment of $4.4 million related to an investment in Fannie Mae perpetual preferred stock as discussed above.

        Investment securities that were pledged to secure borrowed funds and other balances as required at December 31, 2010 and 2009 had carrying values of $324.7 million and $235.5 million, respectively.

(In thousands)	2010	2009
FHLB advances	$131,250	$106,973
Repurchase agreements	113,015	108,976
Debtor in possession, public deposits, trust services division deposits and interest rate swap	77,530	14,730
FRB discount window and TT&L note option	2,938	4,809

	$324,733	$235,488

        Other investments at December 31, 2010 and 2009 include $15.7 million of Federal Home Loan Bank stock and $63,000 of Community Bankers' Bank stock. As a member of the Federal Home Loan Bank of Atlanta ("FHLB"), the Company's banking subsidiary is required to hold stock in this entity. Stock membership in Community Bankers' Bank allows the Company to participate in loan purchases and sales. In addition, included in other investments at December 31, 2010 and 2009 is the Company's $619,000 investment in Cardinal Statutory Trust I. At December 31, 2010 and 2009, the Company had an equity investment in a local bank holding company of $50,000. These investments are carried at cost since no active trading markets exist.

        In February 2009, the FHLB announced changes to its capital stock requirements. Specifically, the FHLB Board of Directors increased the dollar cap on its stock purchases from $25 million to $26 million and repurchases of member excess stock will be evaluated on a quarterly basis instead of a daily basis.

        The Company's policy is to review for impairment of FHLB stock at each reporting period. At December 31, 2010, FHLB was in compliance with all of its regulatory capital requirements. The Company believes its holdings in the stock are ultimately recoverable at par value as of December 31, 2010. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future. Based on the Company's analysis of positive and negative factors, it believes that as of December 31, 2010 and 2009, its FHLB stock was not impaired.

(4) Investment Securities-Trading

        During 2009, the Company acquired investment assets and designated them as trading to economically hedge against fair value changes of the Company's nonqualified deferred compensation

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Investment Securities-Trading (Continued)

plan liability. Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings. Trading securities at December 31, 2010 and 2009 are as follows:

(in thousands)	2010	2009
Cash equivalents	$453	$772
Equities	69	2,045
Mutual funds	1,585	907

	$2,107	$3,724

        The net unrealized gain on trading securities for the years ended December 31, 2010 and 2009 was $188,000 and $194,000, respectively. The net realized loss on trading securities for the years ended December 31, 2010, 2009 and 2008 was $0, $619,000 and $9,000, respectively.

(5) Loans Receivable and Allowance for Loan Losses

        The loan portfolio at December 31, 2010 and 2009 consists of the following:

(In thousands)	2010	2009
Commercial and industrial	$200,384	$161,156
Real estate—commercial	631,292	592,780
Real estate—construction	240,007	191,523
Real estate—residential	217,130	228,693
Home equity lines	119,403	117,392
Consumer	3,042	2,859

	1,411,258	1,294,403
Net deferred fees	(1,956)	(971)

Loans receivable, net of fees	1,409,302	1,293,432
Allowance for loan losses	(24,210)	(18,636)

Loans receivable, net	$1,385,092	$1,274,796

        Loans totaling $751.7 million serve as collateral for the Company's Federal Home Loan Bank advance capacity at December 31, 2010. Loans held as collateral at the Federal Reserve for use of the Company's discount window line of credit total $126.9 million at December 31, 2010.

        For purposes of monitoring the performance of the loan portfolio and estimating the allowance for loan losses, the Company's loans receivable portfolio is segmented as follows: commercial and industrial, real estate-commercial, real estate-construction, real estate-residential, home equity lines and consumer loans.

        Commercial and Industrial Loans.    The Company makes commercial loans to qualified businesses within its market area. The commercial lending portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, property, plant and equipment. The Company has a government contract lending group which provides secured lending to government contracting firms and businesses based primarily on receivables from the federal government. In addition, the

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

Company, which is certified as a preferred lender by the Small Business Administration (SBA), offers SBA guaranteed loans and asset-based lending arrangements to its customers.

        Commercial and industrial loans generally have a higher degree of risk than other certain types of loans. Commercial loans typically are made on the basis of the borrower's ability to repay the loan from the cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory, the values of which may fluctuate over time and generally cannot be appraised with as much precision as residential real estate. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent upon the commercial success of the business itself. To manage these risks, the Company's policy is to secure commercial loans originated with both the assets of the business, which are subject to the risks described above, and other additional collateral and guarantees that may be available.

        Real Estate—Commercial Loans.    Real estate-commercial loans are primarily secured by various types of commercial real estate, including office, retail, warehouse, industrial and other non-residential types of properties and are made to the owners and/or occupiers of such property.

        These loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of a business or real estate project and thus may be subject to adverse conditions in the commercial real estate market or in the general economy. The Company generally requires personal guarantees or endorsements with respect to these loans and loan-to-value ratios for real estate-commercial loans generally do not exceed 80%.

        Real Estate—Construction Loans.    The Company's real estate-construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects. Construction lending entails significant additional risks as they often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks since funds are advanced while the property is under construction, which property has uncertain value prior to the completion of construction. Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan-to-value ratios. To reduce the risks associated with construction lending, the Company generally limits loan-to-value ratios to 80% of when-completed appraised values for owner-occupied residential or commercial properties and for investor-owned residential or commercial properties.

        Real Estate—Residential and Home Equity Loans.    Real estate-residential loans are originated by Cardinal Bank, Cardinal First and George Mason. This portfolio consists of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured primarily by the residences of borrowers.

        Residential mortgage loans and home equity lines of credit secured by owner-occupied property generally are made with a loan-to-value ratio of up to 80%. Loan-to-value ratios of up to 90% may be allowed on residential owner-occupied property if the borrower exhibits unusually strong creditworthiness.

        Consumer Loans.    The Company's consumer loans consist primarily of installment loans made to individuals for personal, family and household purposes. The specific types of consumer loans

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

originated include home improvement loans, automobile loans, debt consolidation loans and other general consumer lending.

        Consumer loans may entail greater risk than certain other types of loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets, such as automobiles.

        The Company's policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful credit and financial analysis of the borrower. In evaluating consumer loans, the Company requires its lending officers to review the borrower's collateral and stability of income, past credit history, amount of debt currently outstanding and the impact of these factors on the ability of the borrower to repay the loan in a timely manner.

        The Company also issues credit cards to certain of its customers. In determining to whom the Company will issue credit cards, the Company evaluates the borrower's level and stability of income, past credit history and other factors. Credit card receivables are included in the consumer loan portfolio.

        Substantially all of the Company's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. As a matter of regulatory restriction, the Company's banking subsidiary limits the amount of credit extended to any single borrower or group of related borrowers. At December 31, 2010, the amount of credit extended to any single borrower or group of related borrowers was limited to $34.8 million. Loans in process at December 31, 2010 and 2009 were $786,000 and $103,000, respectively.

        The Company's allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.

        An analysis of the change in the allowance for loan losses follows:

(In thousands)	2010	2009	2008
Balance, beginning of year	$18,636	$14,518	$11,641
Provision for loan losses	10,502	6,750	5,498
Loans charged-off	(5,301)	(2,638)	(2,656)
Recoveries	373	6	35

Balance, end of year	$24,210	$18,636	$14,518

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

        An analysis of the allowance for loan losses based on loan type, or segment, and the Company's loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, is below:

Allowance for Loan Losses
For the Year Ended December 31, 2010
(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Ending Balance, December 31, 2010	$2,941	$10,558	$7,593	$1,875	$1,175	$68	$24,210

Ending Balance:
Individually evaluated for impairment	$209	$1,095	$3,996	$33	$5	$—	$5,338
Collectively evaluated for impairment	2,732	9,463	3,597	1,842	1,170	68	18,872

Loans Receivable
At December 31, 2010
(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Ending Balance, December 31, 2010	$200,384	$631,292	$240,007	$217,130	$119,403	$3,042	$1,411,258

Ending Balance:
Individually evaluated for impairment	$4,142	$13,955	$16,494	$845	$49	$—	$35,485
Collectively evaluated for impairment	196,242	617,337	223,513	216,285	119,354	3,042	1,375,773

        The accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment and uncertainty in evaluating the levels of the allowance required for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment and uncertainty can on the consolidated financial results.

        The Company's ongoing credit quality management process relies on a system of activities to assess and evaluate various factors that impact the estimation of the allowance for loan losses. These factors include, but are not limited to; current economic conditions; loan concentrations, collateral adequacy and value; past loss experience for particular types of loans, size, composition and nature of loans; migration of loans through our loan rating methodology; trends in charge-offs and recoveries. This process also contemplates a disciplined approach to managing and monitoring credit exposures to ensure that the structure and pricing of credit is always consistent with the Company's assessment of the risk. The loan officer has frequent contact with the borrower and is a key player in the credit management process and must develop and diligently practice sound credit management skills and habits to ensure effectiveness. Under the direction of our loan committee and the chief credit officer, the credit risk management function works with the loans officers and other groups within the Bank to

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

monitor our loan portfolio, maintain our watch list, and compile the analysis necessary to calculate the allowance for loan losses.

        Loans are added to the watch list when circumstances appear to warrant the inclusion of the relationship. As a general rule, loans are added to the watch list when they are deemed to be problem assets. Problem assets are defined as those that have been risk rated substandard or lower. Successful problem asset management requires early recognition of deteriorating credits and timely corrective or risk management actions. Generally, risk ratings are either approved or amended by the loan committee accordingly. Problem loans are maintained on the watch list until the loan is either paid off or circumstances around the borrower's situation improve to the point that the risk rating on the loan is adjusted upward.

        In addition to internal activities, the Company also engages an external consultant on a quarterly basis to review the Company's loan portfolio. This external loan review function helps to ensure the soundness of the loan portfolio through a third party review of existing exposures in the portfolio, supporting the commercial loan officers in the execution of its credit management responsibilities, and promoting and monitoring the adherence to the Company's credit risk management standards.

        The following tables report the Company's nonaccrual and past due loans at December 31, 2010. In addition, the credit quality of the loan portfolio is provided as of December 31, 2010.

Nonaccrual and Past Due Loans
At December 31, 2010
(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$664	$—	$2,887	$3,551	$196,833	200,384	$—	$2,887
Real estate—commercial
Owner occupied	—	—	238	238	196,139	196,377	—	238
Non-owner occupied	—	—	—	—	434,915	434,915	—	—
Real estate—construction
Residential	715	—	—	715	60,020	60,735	—	—
Commercial	—	—	3,546	3,546	175,726	179,272	—	3,546
Real estate—residential
Single family	653	—	845	1,498	169,505	171,003	—	845
Multi-family	—	—	—	—	46,127	46,127	—	—
Home equity lines	99	—	49	148	119,255	119,403	49	—
Consumer
Installment	—	—	—	—	2,203	2,203	—	—
Credit cards	—	—	—	—	839	839	—	—

	$2,131	$—	$7,565	$9,696	$1,401,562	$1,411,258	$49	$7,516

        At December 31, 2010, 2009, and 2008, the Company had impaired loans on non-accrual status of $7.5 million, $696,000, and $4.7 million, respectively. The valuation allowance for impaired loans at December 31, 2010 and 2009 was $4.1 million and $1.3 million, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company charged-off $3.5 million, $411,000 and $1.1 million

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

related to impaired loans for the portion of the outstanding principal balance which was unsecured based on the estimated fair value of the underlying collateral.

        The average balance of impaired loans was $6.6 million, $6.6 million, and $13,000 for 2010, 2009, and 2008, respectively. Interest income that would have been recorded had these loans been performing for the years ended December 31, 2010, 2009, and 2008, would have been $643,000, $414,000, and $59,000, respectively. The interest income realized prior to these loans being placed on non-accrual status for December 31, 2010, 2009, and 2008, was $390,000, $120,000, and $348,000, respectively. At December 31, 2010 and 2009, the Company had accruing loans past due 90 days or more as to principal or interest payments of $49,000 and $151,000, respectively, all of which were determined to be well-secured and in the process of collection.

        Additional information on the Company's impaired loans that were evaluated for specific reserves as of December 31, 2010, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans
At December 31, 2010
(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$2,887	$4,346	$—	$72
Real estate—commercial
Owner occupied	238	286	—	14
Non-owner occupied	—	—	—	—
Real estate—construction
Residential	—	—	—	—
Commercial	3,546	4,737	—	261
Real estate—residential
Single family	845	1,196	—	23
Multi-family	—	—	—	—
Home equity lines	49	49	—	—
With related allowance:
Commercial and industrial	$555	$555	$162	$33
Real estate—commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	3,730	3,730	418	192
Real estate—construction				—
Residential	—	—	—	—
Commercial	10,898	10,898	3,550	537
Real estate—residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
By segment total:
Commercial and industrial	$3,442	$4,901	$162	$105
Real estate—commercial	3,968	4,016	418	206
Real estate—construction	14,444	15,635	3,550	798
Real estate—residential	845	1,196	—	23
Home equity lines	49	49	—	—

Total	$22,748	$25,797	$4,130	$1,132

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

        One of the most significant factors in assessing the credit quality of the Company's loan portfolio is the risk rating. The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, substandard, doubtful and loss. Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management. Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable. A loss loan is one that is considered uncollectible and will be charged-off immediately. All other loans not rated substandard, doubtful or loss are considered to have a pass risk rating. Substandard and doubtful risk rated loans are evaluated for impairment. The following table presents a summary of the risk ratings by portfolio segment and class segment as of December 31, 2010.

Internal Risk Rating Grades	Pass	Substandard	Doubtful	Loss
(In thousands)
Commercial and industrial	$196,242	$4,142	$—	$—
Real estate—commercial
Owner occupied	190,190	6,187	—	—
Non-owner occupied	427,147	7,768	—	—
Real estate—construction
Residential	58,935	1,800	—	—
Commercial	164,578	14,694	—	—
Real estate—residential
Single family	170,158	—	845	—
Multi-family	46,127	—	—	—
Home equity lines	119,354	—	49	—
Consumer
Installment	839	—	—	—
Credit cards	2,203	—	—	—

	$1,375,773	$34,591	$894	$—

        Loans rated substandard and doubtful totaling $35.5 million were evaluated for impairment. Loans receivable of $12.9 million were not impaired as of December 31, 2010 because the Company expected to collect all contractual amounts due under the loan agreement. The related allowance for impaired loans at December 31, 2010 is $4.1 million. Loans receivable—evaluated for impairment and measured at fair value on a non-recurring basis, net of the related allowance is $31.5 million (see note 24 to the notes to consolidated financial statements for additional information).

        There were no loans modified during 2010 that would be considered a troubled debt restructuring.

(6) Other Real Estate Owned

        At December 31, 2010 and 2009, the Company had other real estate owned of $1.3 million and $5.0 million, respectively. The balances in other real estate owned are at fair value less any costs to sell

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Other Real Estate Owned (Continued)

on the statement of condition. The fair value is determined by obtaining an updated appraisal of the foreclosed property which is then discounted for estimated selling costs.

        The Company recorded an impairment charge of $1.4 million during 2010 related to the decrease in fair value of the one property held in other real estate owned. No such expense was recorded during 2009.

(7) Loans Held for Sale

        The loans held for sale portfolio at December 31, 2010 and 2009, consisted of the following:

(In thousands)	2010	2009
Residential	$174,231	$160,722
Construction-to-permanent	29,308	17,530

	203,539	178,252
Net deferred costs	2,508	1,217

Loans held for sale, net	$206,047	$179,469

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

        During 2010, the Company performed its annual review of goodwill at Wilson/Bennett, a reporting unit within its Wealth Management and Trust Services segment, and recognized an impairment charge

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Goodwill and Other Intangible Assets (Continued)

of $451,000. The analysis included the use of the expected present value technique. This technique used the probability-weighted average of expected certainty equivalent cash flows. The cash flow assumptions were determined based upon recent experience in growth or declines of assets under management, recent expense trends and recent valuations of other asset management firms and the costs associated with executing our business plan.

        Prior to the second quarter of 2010, Wilson/Bennett and Cardinal Trust and Investments were separate reporting units within the Wealth Management and Trust Services business segment. Both of these units manage financial assets for institutional clients and for upper middle class to wealthy individuals. Over time, the people and processes associated with the Wilson/Bennett and Trust Division reporting units were assimilated to the point where the same group of employees were performing services for both subsidiaries; the subsidiaries had common customers/clients; and, strategic and resource allocation decisions contemplated for the reporting units as if they were combined. The Company's annual assessment period for the goodwill associated with the Wilson/Bennett reporting unit was the second calendar quarter. Beginning in the third quarter of 2010, the Wilson/Bennett and Cardinal Trust and Investments reporting units were combined into a single reporting unit and evaluations of the recoverability of goodwill and other intangible assets are now based on the combined cash flows of these businesses.

        During the fourth quarter of 2010, the Company was notified by a large trust customer that it would solicit bids from other trust services providers. The Company was also notified that an institutional wealth management customer was also closing its account. Because of the uncertainty surrounding these events, the Company performed an updated analysis of the recoverability of the goodwill and intangible assets associated with this now combined reporting unit. While the Company was successful in retaining the large trust client, the projected reduction in net cash flows indicated that the goodwill and other intangible assets were impaired resulting in the write-off of approximately $2.4 million in goodwill and $200,000 in unamortized intangible assets. No goodwill or intangible assets remain on the balance sheet associated with this reporting unit as of December 31, 2010. Management continues to evaluate various operating strategies with respect to this reporting unit.

        During the quarter ended September 30, 2010, the Company performed an updated evaluation of the goodwill associated with its acquisition of George Mason, which is included in the mortgage banking segment. This analysis and valuation of this reporting unit was performed by a third party valuation consultant during the quarter ended September 30, 2009, and was based upon the present value of projected cash flow using assumptions derived from current trends in mortgage banking activity and the expenses required to support the sales effort. The Company performed an internal update of the analysis for the 2010 assessment. The fair value of the reporting unit is estimated to be in excess of $27 million, which is substantially in excess of its carrying value of $19 million. As a result, no impairment was indicated.

        For the year ended December 31, 2009, no impairment was indicated in either reporting unit. For the year ended December 31, 2008, the Company recorded an impairment of $2.8 million related to its George Mason reporting unit.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Goodwill and Other Intangible Assets (Continued)

        Information concerning amortizable intangibles follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2008	$1,781	$841	$795	$536	$2,576	$1,377

2009 activity:
Customer relationship intangibles	—	198	—	22	—	220
Trade name	—	—	—	18	—	18

Balance at December 31, 2009	$1,781	$1,039	$795	$576	$2,576	$1,615

2010 activity:
Customer relationship intangibles	—	198	(105)	22	(105)	220
Trade name	—	—	(74)	18	(74)	18

Balance at December 31, 2010	$1,781	$1,237	$616	$616	$2,397	$1,853

        The aggregate amortization expense for 2010, 2009, and 2008 was $238,000, $238,000, and $245,000, respectively. The estimated amortization expense for the next three years is as follows:

(In thousands)
2011	$198
2012	198
2013	148

        The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2008	22	10,120	2,832	12,974

2009 activity:
None	—	—	—	—

Balance at December 31, 2009	$22	$10,120	$2,832	$12,974

2010 activity:
Goodwill impairment charge	—	—	(2,832)	(2,832)

Balance at December 31, 2010	$22	$10,120	$—	$10,142

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Premises and Equipment

        Components of premises and equipment at December 31, 2010 and 2009 were as follows:

(in thousands)	2010	2009
Land	$5,454	$4,350
Buildings	6,680	6,667
Furniture and equipment	16,700	16,140
Leasehold improvements	6,972	6,613

Total cost	35,806	33,770
Less accumulated depreciation and amortization	(19,089)	(18,027)

Premises and equipment, net	$16,717	$15,743

        Depreciation expense for the years ended December 31, 2010, 2009, and 2008, was $1.9 million, $1.9 million, and $2.4 million, respectively.

        The Company has entered into operating leases for office space over various terms. The leases generally have options to renew and are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

        Minimum future rental payments under the no cancelable operating leases, as of December 31, 2010 were as follows:

(In thousands)	Amount
Year ending December 31,
2011	$4,369
2012	3,448
2013	3,317
2014	2,851
2015	2,799
Thereafter	12,281

$29,065

        The total rent expense was $5.5 million, $5.5 million, and $5.6 million in 2010, 2009, and 2008, respectively, and is recorded in occupancy expense in the consolidated statements of income.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Premises and Equipment (Continued)

        The Company subleased excess office space to third parties. Future minimum lease payments under noncancelable subleasing arrangements as of December 31, 2010 were as follows:

(In thousands)	Amount
Year ending December 31,
2011	$222
2012	110
2013	105
2014	63
2015	—

$500

        The total rent income was $374,000, $482,000, and $434,000, in 2010, 2009, and 2008, respectively, and is recorded as a reduction of occupancy expense in the consolidated statements of income.

(10) Deposits

        Deposits consist of the following at December 31, 2010 and 2009:

(In thousands)	2010	2009
Non-interest bearing demand deposits	$229,575	$166,019
Interest bearing deposits:
Interest checking	135,395	129,795
Money market and statement savings	379,320	353,694
Certificates of deposit	659,435	647,497

Total interest-bearing deposits	1,174,150	1,130,986

Total deposits	$1,403,725	$1,297,005

        Interest expense by deposit categories is as follows:

(In thousands)	2010	2009	2008
Interest checking	$466	$1,207	$2,732
Money market and statement savings	2,041	4,544	10,969
Certificates of deposit	13,054	17,947	18,390

Total interest expense	$15,561	$23,698	$32,091

        The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000 was $368.9 million and $388.0 million at December 31, 2010 and 2009, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Deposits (Continued)

        At December 31, 2010, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows:

Maturities:

(In thousands)	Fixed Term	No-Penalty	Total
Three months or less	$60,347	$16,341	$76,688
Over three months through six months	47,109	5,224	52,333
Over six months through twelve months	81,625	16,344	97,969
Over twelve months	121,368	20,494	141,862

	$310,449	$58,403	$368,852

        No-penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

        Brokered certificates of deposits at December 31, 2010 and 2009 were $88.4 million and $87.7 million, respectively.

        At December 31, 2010, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
2011	$348,024
2012	128,525
2013	55,064
2014	49,863
2015	49,617
2016	28,342

$659,435

(11) Other Borrowed Funds

        At December 31, 2010 and 2009, other borrowed funds consisted of the following:

(In thousands)	2010	2009
Fixed rate FHLB advances	$280,000	$280,000
Federal Funds purchased	—	45,000
Repurchase agreements	87,497	79,974
Payable to Statutory Trust I	20,619	20,619
Treasury, tax & loan note option	1,470	1,986

	$389,586	$427,579

        The Company had fixed rate advances from the FHLB totaling $280.0 million at each of December 31, 2010 and 2009. These advances mature through 2018 and have interest rates ranging from 1.17% to 5.00%. Certain fixed rate FHLB advances have call options through 2013.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Other Borrowed Funds (Continued)

        The contractual maturities of the fixed rate advances for each of December 31, 2010 and 2009 were as follows:

(In thousands)
At December 31, 2010
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
ARC Fixed Rate Hybrid	1.17%	24 months	2012	$10,000
ARC Fixed Rate Hybrid	3.52%	48 months	2012	5,000
Convertible	4.24–4.52%	60 months	2011	15,000
Convertible	3.64–5.00%	60 months	2012	75,000
Convertible	2.57–3.19%	60 months	2013	20,000
Convertible	3.93–4.55%	120 months	2016	50,000
Convertible	3.10–4.85%	120 months	2017	80,000
Convertible	2.81%–4.00%	120 months	2018	25,000

Total FHLB Advances	3.90%			$280,000

(In thousands)
At December 31, 2009
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
ARC Fixed Rate Hybrid	3.30%	24 months	2010	$10,000
ARC Fixed Rate Hybrid	3.52%	48 months	2012	5,000
Convertible	4.24–4.52%	60 months	2011	15,000
Convertible	3.64–5.00%	60 months	2012	75,000
Convertible	2.57–3.19%	60 months	2013	20,000
Convertible	3.93–4.55%	120 months	2016	50,000
Convertible	3.10–4.85%	120 months	2017	80,000
Convertible	2.81%–4.00%	120 months	2018	25,000

Total FHLB Advances	3.98%			$280,000

        The average balances of FHLB advances for each of the years ended December 31, 2010 and 2009 were $280.0 million. The maximum amount outstanding at any month-end for each of the years ended December 31, 2010 and 2009 was $280.0 million. Total interest expense on FHLB advances for the years ended December 31, 2010, 2009, and 2008 was $11.2 million, $11.3 million, and $11.0 million, respectively.

        Securities sold under agreements to repurchase generally mature within one to four days and are reflected in the consolidated statements of financial condition at the amount of cash received. The Company's deposit customers are the counterparties to these types of financial instruments. At December 31, 2010 and 2009 the Company had repurchase agreements of $87.5 million and $80.0 million, respectively. The weighted-average interest rate of these repurchase agreements was 0.25% and 0.46% at December 31, 2010 and 2009, respectively. The average balances of repurchase agreements during 2010 and 2009 were $80.0 million and $71.5 million, respectively, and the maximum amount outstanding at any month-end during 2010 and 2009 was $98.0 million and $90.1 million, respectively. Interest expense on repurchase agreements for 2010, 2009, and 2008 was $196,000, $326,000, and $1.2 million, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Other Borrowed Funds (Continued)

        The Company had no outstanding federal funds purchased at December 31, 2010. At December 31, 2009, the Company had federal funds purchased of $45.0 million. During 2010, the Company did have federal funds purchased outstanding at certain times during the year. Interest expense on federal funds purchased in 2010, 2009, and 2008 was $45,000, $9,000, and $141,000, respectively. The Company had no outstanding short-term dealer repurchase agreements at each of December 31, 2010 and 2009. Interest expense on short-term dealer repurchase agreements for the years ended December 31, 2010, 2009, and 2008, were $0, $0, and $10,000, respectively.

        The Company has a Treasury, Tax, & Loan ("TT&L") note option with the Federal Reserve. At December 31, 2010 and 2009, the outstanding balance in the TT&L note option was $1.5 million and $2.0 million, respectively. Interest expense related to the TT&L note option in 2010, 2009, and 2008 was $0, $1,000, and $27,000, respectively. The Company has a line of credit at the Federal Reserve discount window in the amount of $106.4 million December 31, 2010, none of which was drawn as of that date. There was no interest expense related to the discount window in 2010, 2009, and 2008.

        In July 2004, the Company formed a wholly-owned subsidiary, Cardinal Statutory Trust I (the "Trust"), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. At December 31, 2010, the interest rate on trust preferred securities was 2.70%. These securities are redeemable at par beginning September 2009. The Company has guaranteed payment of these securities. The $20.6 million payable by the Company to the Trust is included in other borrowed funds. The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity. The additional $619,000 that is payable by the Company to the Trust represents the Company's unfunded capital investment in the Trust. The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank. Interest expense on the trust preferred securities in 2010, 2009, and 2008 was $821,000, $888,000, and $1.2 million, respectively.

        The scheduled maturities of other borrowed funds at December 31, 2010 were as follows:

(In thousands)	2011	2012	2013	2014	2015	2016 and Thereafter
FHLB advances	$15,000	$90,000	$20,000	$—	$—	$155,000
Repurchase agreements	87,497	—	—	—	—	—
Payable to Statutory Trust I	—	—	—	—	—	20,619
TT&L note option	1,470	—	—	—	—	—

	$103,967	$90,000	$20,000	$—	$—	$175,619

(12) Proceeds from Issuance of Common Stock

        During 2009, the Company completed a secondary common stock offering. The Company issued 4,378,302 shares of its common stock at $7.75 per shares for net proceeds of $31.6 million.

(13) Income Taxes

        The Company and its subsidiaries file consolidated federal tax returns on a calendar-year basis. For the years ended December 31, 2010 and 2009, the Company recorded income tax expense of

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes (Continued)

$8.0 million and $4.4 million, respectively. For the year ended December 31, 2008, the Company recorded an income tax benefit of $912,000.

        The provision for income tax expense is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes as follows:

(In thousands)	2010	2009	2008
Income tax at federal corporate rate of 35% for 2010, 34.5% for 2009 and 34% for 2008	$9,262	$5,076	$(213)
Change in valuation allowance	(31)	58	228
Change in the carrying rate of deferred tax assets and liabilities	(168)	(142)	52
Expected state tax benefit of losses of nonbank entities	31	(58)	(228)
State tax expense, net of federal tax benefit	166	69	6
Nontaxable income	(1,053)	(741)	(764)
Nondeductible expenses	61	98	103
Other	(247)	28	(96)

	$8,021	$4,388	$(912)

        The components of income tax expense (benefit) are as follows:

(In thousands)	2010	2009	2008
Included in net income
Current
Federal	$11,366	$3,732	$1,522
State	325	78	59

Total current	11,691	3,810	1,581

Deferred
Federal	(3,578)	564	(2,477)
State	(92)	14	(16)

Total deferred	(3,670)	578	(2,493)

Total included in net income	$8,021	$4,388	$(912)

Included in shareholders' equity:
Deferred tax expense related to the change in the net unrealized gain on investment securities available for sale	$1,125	$1,580	$289
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(454)	169	43

Total included in shareholders' equity	$671	$1,749	$332

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Income Taxes (Continued)

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

(In thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$8,739	$7,201
Net operating state loss carryforwards	1,587	1,618
Unrealized losses on derivative instruments designated as cash flow hedges	509	55
Deferred compensation	3,270	2,281
Depreciation	866	948
Other	1,865	1,023

Total gross deferred tax assets	16,836	13,126
Less valuation allowance	(1,587)	(1,618)

Net deferred tax assets	15,249	11,508

Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale	(2,946)	(1,821)
Goodwill and intangibles, net	(74)	(659)
Fair value adjustments	(1,024)	(712)
Prepaid expenses	(101)	(99)
Loan origination costs	(414)	(526)

Total gross deferred tax liabilities	(4,559)	(3,817)

Net deferred tax asset	$10,690	$7,691

        Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance. Valuation allowances of $1.6 million for each of December 31, 2010 and 2009 have been established for deferred tax assets. This valuation allowance relates primarily to the state net operating losses of the parent company, CWS and Wilson/Bennett as realization is dependent upon generating future taxable income within those entities and in the specific jurisdiction. The realization of this deferred tax asset is dependent upon generating future taxable income. There is uncertainty concerning the recoverability of these state net operating losses as the entities which own these losses have never operated profitably and future profitability is uncertain. Management believes that future operations of the Company will generate sufficient taxable income to realize the net deferred tax assets at each of December 31, 2010 and 2009.

        As of December 31, 2010 and 2009, the Company had no unrecognized tax benefits. The Company had no interest expense or tax penalties related to uncertain tax positions during the years ended December 31, 2010 and 2009. If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Derivative Instruments and Hedging Activities

Forward Mortgage Loan Sales Commitments and Interest Rate Lock Commitments

        The Company enters into rate lock commitments with its mortgage customers. The Company is also a party to forward mortgage loan sales contracts to sell loans servicing released. The rate lock commitment and forward sale agreement are undesignated derivatives and marked to fair value through earnings. The fair value of the rate lock derivative includes the servicing premium and the interest spread for the difference between retail and wholesale mortgage rates. Realized and unrealized gains on mortgage banking activities presents the gain recognized for the period presented and associated with these elements of fair value. On the date the mortgage loan closes, the loan held for sale is designated as the hedged item in a cash flow hedge relationship. The forward loan sale commitment is the hedging derivative.

        At December 31, 2010 and 2009, accumulated other comprehensive income included an after unrealized gain (loss), net of tax, of ($650,000) and $6,500, respectively, related to forward loan sale contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at December 31, 2010 which is related to the Company's cash flow hedges will be recognized in earnings during the first quarter of 2011. At December 31, 2010 the Company recognized minimal amounts due to hedge ineffectiveness.

        At December 31, 2010, the Company had $87.8 million in residential mortgage rate lock commitments and associated forward sales and had $182.0 million in forward loan sales associated with $182.0 million of loans that had closed and were presented as held for sale. At December 31, 2010, the derivative asset was $4.7 million and the derivative liability was $2.8 million.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Derivative Instruments and Hedging Activities (Continued)

        At December 31, 2010 and 2009, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt (trust preferred securities which is included in other borrowed funds on the statement of condition) is as follows:

(Dollars in thousands)	2010	2009
Notional amount	$10,000	$10,000
Weighted average pay rate	3.97%	3.97%
Weighted average receive rate	1.54%	1.45%
Weighted average maturity in years	3 years	4 years
Unrealized loss relating to interest rate swaps	$187	$148

        These agreements provided for the Company to receive payments at a variable rate determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At December 31, 2010, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. The cash flow hedging relationships were highly effective during 2010 and the amount of ineffectiveness was de minimus.

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

        At December 31, 2010 and 2009, the information pertaining to the single outstanding interest rate swap agreement used to hedge fixed-rate loans is as follows:

(Dollars in thousands)	2010	2009
Notional amount	$11,603	$11,795
Weighted average pay rate	5.42%	5.42%
Weighted average receive rate	0.28%	0.23%
Weighted average maturity in years	3 years	4 years
Unrealized loss relating to interest rate swaps	$1,402	$1,283

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Derivative Instruments and Hedging Activities (Continued)

        The agreement provides for the Company to make payments at a variable rate determined by a specified index (one month LIBOR) in exchange for receiving payments at a fixed rate.

        At December 31, 2010 and 2009, the unrealized loss relating to use of interest rate swap was recorded in other income with an offsetting gain for the fair value of the loan. The fair value of the loan is included in loans receivable on the statement of condition. The hedge relationship has been effective since inception and is forecasted to remain effective. Ineffectiveness reflected in earnings is immaterial for the periods presented.

(15) Fair Value of Derivative Instruments and Hedging Activities

        The following tables disclose the derivative instruments' location on the Company's statement of condition and the fair value of those instruments at December 31, 2010 and 2009. In addition, the gains and losses related to these derivative instruments is provided for the years ended December 31, 2010 and 2009.

Derivative Instruments and Hedging Activities
At of December 31, 2010
(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,837
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,465	Accrued Interest Payable and Other Liabilities	2,441

Total Derivatives Designated as Hedging Instruments		1,465		4,278

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,951	Accrued Interest Payable and Other Liabilities	264
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	264	Accrued Interest Payable and Other Liabilities	77

Total Derivatives Not Designated as Hedging Instruments		3,215		341

Total Derivatives		$4,680		$4,619

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Derivative Instruments and Hedging Activities
At of December 31, 2009
(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$5	Accrued Interest Payable and Other Liabilities	$1,437
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,163	Accrued Interest Payable and Other Liabilities	1,194

Total Derivatives Designated as Hedging Instruments		2,168		2,631

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,444	Accrued Interest Payable and Other Liabilities	3
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	3	Accrued Interest Payable and Other Liabilities	407

Total Derivatives Not Designated as Hedging Instruments		2,447		410

Total Derivatives		$4,615		$3,041

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Impact of Derivative Instruments on the Statement of Income
For the Year Ended December 31, 2010
(in thousands)

	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives in Fair Value Hedging Relationships
Interest Rate Swaps	Other Income	$118	Other Income	$(118)

Total		$118		$(118)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps	$(187)	Other Income	$—	Other Income	$—
Forward Loan Sales Commitments	(650)	Other Income	548	Other Income	1

Total	$(837)		$548		$1

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	$16,813	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	600	Other Income
Rate Lock Commitments	(600)	Other Income

Total	$16,813

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Impact of Derivative Instruments on the Statement of Income
For the Year Ended December 31, 2009
(in thousands)

	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives in Fair Value Hedging Relationships
Interest Rate Swaps	Other Income	$582	Other Income	$(582)

Total		$582		$(582)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps	$(102)	Other Income	$—	Other Income	$—
Forward Loan Sales Commitments	(218)	Other Income	1,218	Other Income	1

Total	$(320)		$1,218		$1

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	$2,037	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(404)	Other Income
Rate Lock Commitments	404	Other Income

Total	$2,037

(16) Regulatory Matters

        The Bank, as a state-chartered bank, is subject to the dividend restrictions established by the State Corporation Commission of the Commonwealth of Virginia. Under such restrictions, the Bank may not, without the prior approval of the Bank's primary regulator, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 2010, there were approximately $68.2 million of accumulated earnings at the Bank which could be paid as dividends to the Company.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Regulatory Matters (Continued)

        The Bank is required to maintain a minimum non-interest earning clearing balance with the Federal Reserve Bank. The average amount of the clearing balance was $1.0 million for 2010.

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

        The regulatory capital of the Company at December 31, 2010 and 2009 is as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
At December 31, 2010 (In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital to risk weighted assets	$248,294	14.06%	$141,284	≥	8.00%	$176,606	≥	10.00%
Tier I capital to risk weighted assets	223,789	12.67%	70,642	≥	4.00%	105,963	≥	6.00%
Tier I capital to average assets	223,789	10.82%	82,753	≥	4.00%	103,441	≥	5.00%
At December 31, 2009 (In thousands)
Total capital to risk weighted assets	$226,137	14.15%	$127,869	≥	8.00%	$159,837	≥	10.00%
Tier I capital to risk weighted assets	207,286	12.97%	63,935	≥	4.00%	95,902	≥	6.00%
Tier I capital to average assets	207,286	11.03%	75,185	≥	4.00%	93,981	≥	5.00%

        The regulatory capital of the Bank at December 31, 2010 and 2009 is as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
At December 31, 2010 (In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital to risk-weighted assets	$232,274	13.25%	$140,262	≥	8.00%	$175,328	≥	10.00%
Tier I capital to risk-weighted assets	207,768	11.85%	70,131	≥	4.00%	105,197	≥	6.00%
Tier I capital to average assets	207,768	10.09%	82,283	≥	4.00%	102,979	≥	5.00%
At December 31, 2009 (In thousands)
Total capital to risk-weighted assets	$206,413	12.98%	$127,257	≥	8.00%	$159,071	≥	10.00%
Tier I capital to risk-weighted assets	187,562	11.79%	63,629	≥	4.00%	95,443	≥	6.00%
Tier I capital to average assets	187,562	10.02%	74,884	≥	4.00%	93,605	≥	5.00%

        At December 31, 2010 and 2009, the Company and the Bank met all regulatory capital requirements and are considered "well-capitalized" from a regulatory perspective.

        George Mason is also required to maintain defined capital levels under Department of Housing and Urban Development guidelines. At December 31, 2010 and 2009, George Mason maintained capital in excess of these required guidelines.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Related-Party Transactions

        Certain directors, officers and employees and/or their related business interests are at present, as in the past, banking customers in the ordinary course of business of the Company. As such, the Company has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with non-related parties and do not involve more than normal risk of collectability or present other unfavorable features.

        Analysis of activity for loans to related parties follows:

(In thousands)	2010	2009
Balance, beginning of year	$45,403	$50,707
New loans	708	7,070
Loans paid off or paid down	(9,489)	(12,374)

Balance, end of year	$36,622	$45,403

        George Mason leases its headquarters office space from a director of the Company who is the manager and a 3.1% owner of the limited liability company that owns the building in which the space is leased. The lease was renewed during 2010 and will terminate on June 30, 2011 without an option to extend. The rent that George Mason pays for the use of this space under the existing lease is $982,000 annually. Rent payments totaled $1.0 million in 2010, $1.3 million in 2009, and $848,000 in 2008. During 2010, the Company leased branch office space from a director who has an indirect ownership in the building. Certain of his immediate family members own a minority interest in the limited liability company that owns the building. The rent that the Bank pays for use of this space under the existing lease is $29,000 beginning in 2011.

(18) Earnings Per Common Share

        The following is the calculation of basic and diluted earnings per common share.

(In thousands, except per share data)	2010	2009	2008
Net income	$18,442	$10,325	$286
Weighted average shares for basic	29,123	27,186	24,370
Weighted average shares for diluted	29,608	27,674	24,837
Basic earnings per common share	$0.63	$0.38	$0.01

Diluted earnings per common share	$0.62	$0.37	$0.01

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Earnings Per Common Share (Continued)

        The following shows the composition of basic outstanding shares for the years ended December 31, 2010, 2009, and 2008:

(in thousands)	2010	2009	2008
Weighted average shares outstanding—basic	28,746	26,881	24,127
Weighted average shares attributable to deferred compensation plans	377	305	243

Total weighted average shares—basic	29,123	27,186	24,370

        Weighted average shares for the basic earnings per share calculation is increased by the number of shares required to be issued under the Company's various deferred compensation plans. These plans provide for a Company match. The Company match must be in common stock of the Company.

        The following shows the composition of diluted outstanding shares for the years ended December 31, 2010, 2009, and 2008:

(in thousands)	2010	2009	2008
Weighted average shares outstanding—basic	28,746	26,881	24,127
Weighted average shares attributable to deferred compensation plans	628	663	567
Weighted average shares attributable to vested stock options	234	130	143

Total weighted average shares—diluted	29,608	27,674	24,837

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

        Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the years ended December 31, 2010, 2009, and 2008, were 50,976, 289,894, and 319,509. These stock options have exercise prices that were greater than the average market price of the Company's common stock for the year. In addition, for December 31, 2010, 2009, and 2008, there are no incremental shares related to unvested stock options because the addition of these shares to the diluted weighted average share calculation would be antidilutive.

(19) 401(k) Plan

        Employees who work twenty (20) hours or more a week and have been employed by the Company for a month can elect to participate in and make contributions into a 401(k) Plan. The Company contributes $0.50 for $1.00 of employee contributions up to a maximum of 3% of the employee's

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) 401(k) Plan (Continued)

contribution. Expense related to the Company's match in 2010, 2009, and 2008, was $590,000, $511,000, and $495,000, respectively. Employees are immediately vested in the Company's matching contribution.

(20) Deferred Compensation Plans

        The Company has deferred compensation plans for its directors and certain employees. Under the directors' plan, a director may elect to defer all or a portion of any director-related fees including fees for serving on board committees. Under the employees' plan, certain employees may defer all or a portion of their compensation including any bonus or commission compensation. Director and employee deferrals, other than employees of George Mason, are matched 50% by the Company. Deferrals made by employees of George Mason are not eligible for the Company match. The amount of the Company match is deemed invested in Company common stock which vests immediately for the directors and after four years for employees. The maximum Company match per employee is $50,000 per year and $10,000 per year per director. Expense relating to the deferred compensation plans for the years ended December 31, 2010, 2009, and 2008 was $486,000, $206,000, and $240,000, the employee portion of which is included in salary and benefits expense and the directors portion of the expense is included in other operating expense in the consolidated statements of income.

        The deferred compensation plan liability at December 31, 2010 and 2009 was $5.2 million and $3.8 million, respectively. The trust established for the deferred compensation plan is funded as of December 31, 2009. During 2009, the company issued 287,000 shares of common stock to fund the Company's obligation to its participants that had elected the Cardinal Common Stock investment option in the various nonqualified deferred compensation plans. These shares were issued at $5.45 per share which resulted in an increase of $1.6 million to shareholders' equity.

(21) Director and Employee Stock-Based Compensation Plans

        At December 31, 2010, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the "Option Plan") and the 2002 Equity Compensation Plan (the "Equity Plan").

        In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company's common stock to employees and members of the Company's and its subsidiaries' boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

        In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or performance share awards to directors, eligible officers and key employees of the Company. In 2006, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 1,970,000 to 2,420,000. There are 328,918 shares of the Company's common stock available for future grants and awards in the Equity Plan as of December 31, 2010.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Director and Employee Stock-Based Compensation Plans (Continued)

        The following tables present a summary of the Company's stock option activity for the years ended December 31, 2010, 2009, and 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2009	2,139,433	$8.43
Granted	150,000	10.44
Exercised	(52,010)	3.92
Forfeited	(33,710)	9.41
Expired	(6,424)	4.39

Outstanding at December 31, 2010	2,197,289	$8.67	4.37	$6,495,672

Options exercisable at December 31, 2010	1,985,789	$8.36	4.23	$5,928,056

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	2,364,733	$8.70
Granted	139,650	6.60
Exercised	(38,777)	4.42
Forfeited	(317,400)	10.17
Expired	(8,773)	6.38

Outstanding at December 31, 2009	2,139,433	$8.43	4.94	$656,450

Options exercisable at December 31, 2009	1,945,733	$8.40	4.64	$663,345

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	2,428,353	$8.53
Granted	17,200	7.13
Exercised	(11,570)	4.83
Forfeited	(69,250)	10.05

Outstanding at December 31, 2008	2,364,733	$8.70	5.65	$(6,913,013)

Options exercisable at December 31, 2008	2,198,133	$8.46	5.52	$(5,889,022)

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Director and Employee Stock-Based Compensation Plans (Continued)

        Information pertaining to stock options outstanding at December 31, 2010 is as follows:

At December 31, 2010

	Options Outstanding			Options Exercisable
		Weighed Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.25–$4.41	156,300	1.3 years	$3.76	156,300	$3.76
$4.50–$5.25	279,090	2.1 years	4.95	279,090	4.95
$5.95–$8.28	365,189	5.0 years	7.63	288,389	8.00
$8.39–$9.59	491,926	4.3 years	8.93	482,876	8.93
$9.78–$10.91	528,000	5.1 years	10.50	443,450	10.60
$11.05–$12.65	376,784	5.8 years	11.59	335,684	11.55

Outstanding at year end	2,197,289	4.37	8.67	1,985,789	8.36

        Total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008, was $406,000, $168,000, and $10,000, respectively.

        A summary of the status of the Company's non-vested stock options and changes during the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	193,700	$4.00
Granted	150,000	4.64
Vested	(118,250)	4.97
Forfeited	(13,950)	3.78

Balance at December 31, 2010	211,500	$3.93

        At December 31, 2010, there was $908,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares that vested during the years ended December 31, 2010, 2009, and 2008, was $588,000, $295,000, and $337,000, respectively.

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

        Information about the reportable segments and reconciliation of this information to the consolidated financial statements as of and for the years ended December 31, 2010, 2009, and 2008 follows:

(In thousands)

At and for the Year Ended December 31, 2010:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$67,480	$2,385	$—	$(820)	$—	$69,045
Provision for loan losses	10,502	—	—	—	—	10,502
Non-interest income	3,975	19,203	4,102	205	(96)	27,389
Non-interest expense	37,226	11,103	6,798	4,438	(96)	59,469
Provision for income taxes	7,432	3,640	(942)	(2,109)	—	8,021

Net income (loss)	$16,295	$6,845	$(1,754)	$(2,944)	$—	$18,442

Total Assets	$2,051,529	$220,946	$592	$251,100	$(452,149)	$2,072,018

At and for the Year Ended December 31, 2009:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$48,712	$2,717	$—	$(887)	$—	$50,542
Provision for loan losses	6,656	94	—	—	—	6,750
Non-interest income	3,993	16,213	3,639	(413)	(84)	23,348
Non-interest expense	34,104	12,779	3,156	2,472	(84)	52,427
Provision for income taxes	3,566	2,084	162	(1,424)	—	4,388

Net income (loss)	$8,379	$3,973	$321	$(2,348)	$—	$10,325

Total Assets	$1,943,223	$199,704	$3,433	$230,962	$(401,137)	$1,976,185

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

        During the year ended December 31, 2010, the Company recorded a non-cash impairment loss of $3.0 million pretax ($2.0 million after tax) through the wealth management and trust services business segment.

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

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23) Financial Instruments with Off Balance Sheet Risk (Continued)

guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 2010 are collateralized.

        Commitments to extend credit of $87.8 million as of December 31, 2010 are related to George Mason's mortgage loan funding commitments and are of a short term nature. Commitments to extend credit of $438.8 million primarily have floating rates as of December 31, 2010. It is uncertain as to the amount, if any, that the Company will be required to fund on these commitments as many such arrangements expire with no amount drawn.

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

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2010 and 2009 is as follows:

(In thousands)	2010	2009
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$526,636	$409,439
Standby letters of credit	22,279	13,877

        The fair value of the liability associated with standby letters of credit at December 31, 2010 and 2009 was immaterial.

        George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals were not acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. During the past two years, the Company has taken steps to limit its exposure to such loan repurchases through agreements entered into with various investors. During 2010, the Company experienced favorable results in resolving various investor claims and has reduced its reserve related to such claims. At December 31, 2010, the Company had no outstanding loan repurchases or settlements.

        During 2010 and 2009, George Mason either repurchased from or settled with investors on such loans for a total of $1.0 million and $2.6 million, respectively. At December 31, 2010 and 2009, this reserve had a balance of $0 and $1.7 million, respectively. The expense (benefit) related to this reserve for the years ended December 31, 2010, 2009, and 2008 was ($686,000), $2.6 million, and $2.0 million, respectively.

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

        The Company has guaranteed payment of the $20.0 million debt of Statutory Trust I. See Note 11 for further discussion of this debt.

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

Level 2—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recurring Fair Value Measurements

        All classes of the Company's investment securities available-for-sale with the exception of its treasury securities, the Company's trading investment securities, which include cash equivalents and mutual funds, and bank-owned life insurance are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service and therefore fall into the Level 2 category. This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. The Company's treasury securities are recorded at fair value using the unadjusted quoted market prices for identical securities and therefore fall under the Level 1 category.

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

        The Company's interest rate swap derivatives are recorded at fair value and cash flow hedges are recorded at fair value using published yield curve rates from a national valuation service. These observable rates and inputs are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.

        The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, George Mason and Cardinal First (collectively, the "mortgage companies") enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The Commitments become effective when the borrowers "lock-in" a specified interest rate within the time frames established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the mortgage companies enter into best efforts forward sales contracts to sell loans to investors. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Both the rate lock commitments to the borrowers and the forward sales contracts to the investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category.

        There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the year ended December 31, 2010. Transfers between levels are recognized at the end of each reporting period. The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) Fair Value Measurements (Continued)

        Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 are shown below:

At December 31, 2010
(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,114	$5,114	$—	$—
U.S. government-sponsored agencies	32,119	—	32,119	—
Mortgage-backed securities	219,482	—	219,482	—
Municipal securities	64,283	—	64,283	—
Total investment securities available-for-sale	320,998	5,114	315,884	—
Investment securities—trading	2,107	—	2,107	—
Loan receivable designated in fair value hedge	13,004	—	13,004	—
Bank-owned life insurance	34,358	—	34,358	—
Derivative liability—interest rate swaps	1,837	—	1,837	—
Derivative asset—rate lock and forward loan sales commitments	4,416	—	4,416	—
Derivative asset—interest rate lock commitments	264	—	264	—
Derivative liability—rate lock and forward loan sales commitments	2,705	—	2,705	—
Derivative liability—interest rate lock commitments	77	—	77	—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) Fair Value Measurements (Continued)

At December 31, 2009
(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$4,897	$4,897	$—	$—
U.S. government-sponsored agencies	55,659	—	55,659	—
Mortgage-backed securities	223,405	—	223,405	—
Municipal securities	59,608	—	59,608	—
Total investment securities available-for-sale	343,569	4,897	338,672	—
Investment securities—trading	3,724	—	3,724	—
Loan receivable designated in fair value hedge	13,078	—	13,078	—
Bank-owned life insurance	33,712	—	33,712	—
Derivative liability—interest rate swaps	1,437	—	1,437	—
Derivative asset—interest rate swaps	5	—	5	—
Derivative asset—rate lock and forward loan sales commitments	4,607	—	4,607	—
Derivative asset— interest rate lock commitments	3	—	3	—
Derivative liability—rate lock and forward loan sales commitments	1,197	—	1,197	—
Derivative liability—forward loan sales commitments	407	—	407	—

Nonrecurring Fair Value Measurements

        Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above. These assets include the Company's valuation of the George Mason reporting unit, the valuation of the Company's corporate bonds held in its held-to-maturity investment securities portfolio, loans receivable—evaluated for impairment and other real estate owned.

At December 31, 2010
(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
George Mason—Reporting Unit	$27,490	$—	$—	$27,490
Corporate bonds	3,197	—	—	3,197
Loans receivable—evaluated for impairment	31,355	—	12,942	18,413
Other real estate owned	1,250	—	1,250	—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) Fair Value Measurements (Continued)

At December 31, 2009
(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
George Mason—Reporting Unit	$24,010	$—	$—	$24,010
Goodwill—Wilson/Bennett	3,551	—	—	3,551
Corporate bonds	3,343	—	—	3,343
Nonaccrual loans	696	—	696	—
Other real estate owned	4,991	—	4,991	—

        During the quarter ended September 30, 2010, the Company performed an updated evaluation of the goodwill associated with its acquisition of George Mason, which is included in the mortgage banking segment. This analysis and valuation of this reporting unit was performed by a third party valuation consultant during the quarter ended September 30, 2009, and was based upon the present value of projected cash flow using assumptions derived from current trends in mortgage banking activity and the expenses required to support the sales effort. The Company performed an internal update of the analysis for the 2010 assessment. The fair value of the reporting unit is estimated to be in excess of $27 million, which is substantially in excess of its carrying value of $19 million. As a result, no impairment was indicated.

        The Company's held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at December 31, 2010 (each security has a par value of $2.0 million). The collateral underlying these structured securities are instruments issued by financial institutions or insurers. The Company owns the A-3 tranches in each issuance. Observable trading activity remains limited for these types of securities. The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired. The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

        The Company's loans receivable—evaluated for impairment are measured at the present value of its expected future cash flows discounted at the loan's coupon rate, or at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. The Company measures the collateral value on loans receivable—evaluated for impairment by obtaining an updated appraisal of the underlying collateral and may discount further the appraised value, if necessary, to an amount equal to the expected cash proceeds in the event the loan is foreclosed upon and the collateral is sold. In addition, an estimate of costs to sell the collateral is assumed. The Company values other real estate owned by obtaining an updated appraisal of the property foreclosed upon, and discounts further the appraised value to an amount equal to the expected cash proceeds upon the sale of the property.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) Fair Value Measurements (Continued)

Loans receivable—evaluated for impairment and other real estate owned are valued using third party appraisal data that is based on market comparisons and may be subject to further adjustment for certain non-observable criteria. Thus, these asset categories are based on either Level 2 or Level 3 inputs.

        Loans receivable—evaluated for impairment that are designated at fair value using Level 3 inputs on a nonrecurring basis total $18.4 million at December 31, 2010. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence. In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated. This is considered a level 3 valuation. The value of business equipment is based upon the net book value on the applicable business's financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. At December 31, 2010 the Company's level 3 loans consisted of four relationships secured primarily by commercial real estate of $11.1 million with a valuation allowance of $3.6 million; one relationship secured by accounts receivable, inventory, equipment and commercial real estate of $2.9 million which did not have a valuation allowance; and five relationships primarily secured by residential real estate of $4.4 million with a valuation allowance of $531,000.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) Fair Value Measurements (Continued)

        The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at December 31, 2010 and 2009:

	December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$25,868	$25,868
Investment securities held-to-maturity and other investments	30,344	30,999
Loans held for sale	206,047	206,047
Loans receivable, net	1,360,813	1,384,836
Accrued interest receivable	6,699	6,699
Financial liabilities:
Demand deposits	$229,575	$229,575
Interest checking	135,395	135,395
Money market and statement savings	379,320	379,320
Certificates of deposit	659,435	668,247
Other borrowed funds	389,586	416,396
Accrued interest payable	1,415	1,415

	December 31, 2009
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$24,841	$24,841
Investment securities held-to-maturity and other investments	51,651	47,903
Loans held for sale	179,469	179,469
Loans receivable, net	1,279,657	1,279,515
Accrued interest receivable	6,151	6,151
Financial liabilities:
Demand deposits	$166,019	$166,019
Interest checking	129,795	129,795
Money market and statement savings	353,694	353,694
Certificates of deposit	647,497	655,049
Other borrowed funds	427,579	448,657
Accrued interest payable	1,368	1,368

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25) Parent Company Only Financial Statements

        The Cardinal Financial Corporation (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2010 and 2009
(In thousands)

	2010	2009
Assets
Cash and cash equivalents	$14,522	$19,589
Investment securities—Trading	2,107	3,724
Other investments	113	113
Investment in subsidiaries	227,685	204,448
Premises and equipment, net	757	802
Goodwill	24	134
Other assets	5,892	2,152

Total assets	$251,100	$230,962

Liabilities and Shareholders' Equity
Debt to Cardinal Statutory Trust I	$20,619	$20,619
Other liabilities	7,578	5,836

Total liabilities	28,197	26,455
Total shareholders' equity	$222,903	$204,507

Total liabilities and shareholders' equity	$251,100	$230,962

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009, and 2008
(In thousands)

	2010	2009	2008
Income:
Net interest expense	$(820)	$(888)	$(1,192)
Net realized and unrealized trading losses	187	(425)	—
Other income	18	12	35

Total income (loss)	(615)	(1,301)	(1,157)
Expense—general and administrative	4,438	2,471	2,535

Net loss before income taxes and equity in undistributed
earnings of subsidiaries	(5,053)	(3,772)	(3,692)

Income tax benefit	(2,109)	(1,424)	(1,287)
Equity in undistributed earnings of subsidiaries	21,386	12,673	2,691

Net income	$18,442	$10,325	$286

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25) Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009, and 2008
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$18,442	$10,325	$286
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(21,386)	(12,673)	(2,691)
Depreciation	45	76	108
Proceeds from sale of investment securities—trading	(1,181)	2,631	—
Purchase of investment securities—trading	140	(6,780)	—
Realized loss on sale of investment securities—trading	—	619	—
Unreliazed gain on investment securities—trading	(187)	(194)	—
Impairment of goodwill and other intangible assets	110	—	—
Increase in other assets and liabilities	1,045	5,709	2,847

Net cash provided by (used in) operating activities	(2,972)	(287)	550

Cash flows from investing activities:
Capital investments in subsidiaries	—	(20,000)	—
Dividends received from subsidiaries	—	—	—
Net change in premises and equipment	—	—	—

Net cash used in investing activities	—	(20,000)	—

Cash flows from financing activities:
Purchase and retirement of common stock	—	—	(1,396)
Proceeds from public stock offerings	—	31,611	—
Shares issued to employee benefits plan	—	1,565	—
Dividends on common stock	(2,299)	(1,057)	(966)
Stock options exercised	204	178	58

Net cash provided by (used in) financing activities	(2,095)	32,297	(2,304)

Net increase (decrease) in cash and cash equivalents	(5,067)	12,010	(1,754)
Cash and cash equivalents at beginning of year	19,589	7,579	9,333

Cash and cash equivalents at end of year	$14,522	$19,589	$7,579

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26) Other Operating Expenses

        The following shows the composition of other operating expenses for the years ended December 31, 2010, 2009, and 2008:

(In thousands)	2010	2009	2008
Stationary and supplies	$1,084	$936	$881
Advertising and marketing	2,310	2,084	2,116
Other taxes	400	419	398
Travel and entertainment	528	353	404
Premises and equipment	2,149	2,156	1,965
Business memberships	399	438	426
Employment services	310	156	77
Board of directors expenses	458	247	186
Miscellaneous	2,022	2,159	1,162

Total other operating expense	$9,660	$8,948	$7,615

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment, management believes that as of December 31, 2010, the Company's internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control—Integrated Framework.

        Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements. KPMG LLP's attestation report on management's assessment of the Company's internal control over financial reporting appears on page 77 hereof.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Election of Directors" section and under the headings "Executive Officers," "The Committees of the Board of Directors," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.    Executive Compensation

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Executive Compensation" section and under the heading "Director Compensation" in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Security Ownership of Certain Beneficial Owners and Management.    Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

        Equity Compensation Plan Information.    The following table sets forth information as of December 31, 2010, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Plan Category
Equity Compensation Plans Approved by Shareholders
1999 Stock Plan	212,040	$4.56	—
2002 Equity Compensation Plan	1,985,249	$9.11	328,918
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—

Total	2,197,289	$8.67	328,918

(1)
Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)
The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Certain Relationships and Related Transactions" and "Independence of the Directors" in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Fees of Independent Public Accountants" and "Audit Committee Pre-Approval Policies and Procedures," in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

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
10.1
Employment Agreement, dated as of November 1, 2010, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2010).*
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
10.6
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
10.9	Amendment to Executive Employment Agreement of Kendal E. Carson (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.10
Supplemental Executive Retirement Plan, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.11	Executive Employment Agreement, dated March 17, 2010, between Cardinal Financial Corporation and Alice P. Frazier *
10.12	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2007).*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

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

CARDINAL FINANCIAL CORPORATION
March 14, 2011	By:	/s/ BERNARD H. CLINEBURG Name: Bernard H. Clineburg Title: Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2011.

Signatures	Titles

/s/ BERNARD H. CLINEBURG Name: Bernard H. Clineburg	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ MARK A. WENDEL Name: Mark A. Wendel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JENNIFER L. DEACON Name: Jennifer L. Deacon	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ B.G. BECK Name: B. G. Beck	Director
/s/ WILLIAM G. BUCK Name: William G. Buck	Director
/s/ SIDNEY O. DEWBERRY Name: Sidney O. Dewberry	Director
/s/ MICHAEL A. GARCIA Name: Michael A. Garcia	Director

Signatures	Titles

/s/ J. HAMILTON LAMBERT Name: J. Hamilton Lambert	Director
/s/ ALAN G. MERTEN Name: Alan G. Merten	Director
/s/ WILLIAM E. PETERSON Name: William E. Peterson	Director
/s/ JAMES D. RUSSO Name: James D. Russo	Director
/s/ GEORGE P. SHAFRAN Name: George P. Shafran	Director
/s/ ALICE M. STARR Name: Alice M. Starr	Director

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the "Form SB-2")).
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
10.1
Employment Agreement, dated as of November 1, 2010, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2010).*
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
10.6
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
10.9	Amendment to Executive Employment Agreement of Kendal E. Carson (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.10
Supplemental Executive Retirement Plan, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*

Number	Description
10.11	Executive Employment Agreement, dated March 17, 2010, between Cardinal Financial Corporation and Alice P. Frazier *
10.12	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2007).*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*
Management contracts and compensatory plans and arrangements.