Form 10-Q
period 2011-03-31
CARDINAL FINANCIAL CORP
filed 2011-05-09
CIK 1060523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

28,932,289 shares of common stock, par value $1.00 per share,

outstanding as of May 6, 2011

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2011 and December 31, 2010

(In thousands, except share data)

			March 31,	December 31,
			2011	2010
			(Unaudited)
Assets
Cash and due from banks			$14,344	$12,963
Federal funds sold			7,289	12,905
Total cash and cash equivalents			21,633	25,868
Investment securities available-for-sale			351,712	320,998
Investment securities held-to-maturity (market value of $12,560 and $17,733 at March 31, 2011 and December 31, 2010, respectively)			16,211	21,879
Investment securities-trading			2,458	2,107
Total investment securities			370,381	344,984
Other investments			16,469	16,469
Loans held for sale			168,569	206,047
Loans receivable, net of deferred fees and costs			1,413,217	1,409,302
Allowance for loan losses			(24,209)	(24,210)
Loans receivable, net			1,389,008	1,385,092
Premises and equipment, net			17,418	16,717
Deferred tax asset, net			10,351	10,690
Goodwill and intangibles, net			10,639	10,688
Bank-owned life insurance			34,537	34,358
Prepaid FDIC insurance premiums			4,002	4,574
Other real estate owned			1,250	1,250
Accrued interest receivable and other assets			15,786	15,281
Total assets			$2,060,043	$2,072,018
Liabilities and Shareholders’ Equity
Non-interest bearing deposits			$228,651	$229,575
Interest bearing deposits			1,158,262	1,174,150
Total deposits			1,386,913	1,403,725
Other borrowed funds			415,854	389,586
Mortgage funding checks			7,981	662
Escrow liabilities			2,345	1,454
Accrued interest payable and other liabilities			17,606	53,689
Total liabilities			1,830,699	1,849,116

Common stock, $1 par value	2011	2010
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	28,923,789	28,769,849	28,924	28,770
Additional paid-in capital			162,148	160,859
Retained earnings			33,203	28,848
Accumulated other comprehensive income, net			5,069	4,425
Total shareholders’ equity			229,344	222,902
Total liabilities and shareholders’ equity			$2,060,043	$2,072,018

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2011 and 2010

(In thousands, except per share data)

(Unaudited)

	2011	2010
Interest income:
Loans receivable	$18,819	$17,615
Loans held for sale	1,301	1,305
Federal funds sold	46	23
Investment securities available-for-sale	3,433	3,683
Investment securities held-to-maturity	155	287
Other investments	31	10
Total interest income	23,785	22,923
Interest expense:
Deposits	3,416	4,635
Other borrowed funds	2,708	3,021
Total interest expense	6,124	7,656
Net interest income	17,661	15,267
Provision for loan losses	1,110	2,425
Net interest income after provision for loan losses	16,551	12,842
Non-interest income:
Service charges on deposit accounts	413	479
Loan fees	456	418
Investment fee income	548	1,009
Realized and unrealized gains on mortgage banking activities	3,091	2,822
Net realized gain on investment securities available-for-sale	403	264
Net realized gain on investment securities-trading	48	56
Management fee income	299	577
Increase in cash surrender value of bank-owned life insurance	180	148
Loss on extinguishment of debt	(450)	—
Other income	8	8
Total non-interest income	4,996	5,781
Non-interest expense:
Salary and benefits	6,653	6,143
Occupancy	1,473	1,453
Professional fees	532	468
Depreciation	457	560
Data communications	919	895
FDIC insurance premiums	634	549
Mortgage loan repurchases and settlements	100	563
Amortization of intangibles	49	60
Other operating expenses	2,873	2,404
Total non-interest expense	13,690	13,095
Income before income taxes	7,857	5,528
Provision for income taxes	2,636	1,728
Net income	$5,221	$3,800
Earnings per common share - basic	$0.18	$0.13
Earnings per common share - diluted	$0.18	$0.13
Weighted-average common shares outstanding - basic	29,291	29,085
Weighted-average common shares outstanding - diluted	29,801	29,534

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010

Net income	$5,221	$3,800
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain arising during the period, net of tax expense of $131 thousand in 2011 and $442 thousand in 2010	246	1,031

Less: reclassification adjustment for net gains included in net income net of tax expense of $131 thousand in 2011 and $91 thousand in 2010	(271)	(173)

	(25)	858

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax expense of $353 thousand in 2011 and net of tax benefit of $41 thousand in 2010	669	(78)

Comprehensive income	$5,865	$4,580

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2011 and 2010

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2009	28,718	$28,718	$159,798	$12,705	$3,286	$204,507

Stock options exercised	3	3	15	—	—	18

Stock compensation expense, net of tax benefit	—	—	60	—	—	60

Dividends on common stock of $0.02 per share	—	—	—	(575)	—	(575)

Change in accumulated other comprehensive income	—	—	—	—	780	780

Net income	—	—	—	3,800	—	3,800

Balance, March 31, 2010	28,721	$28,721	$159,873	$15,930	$4,066	$208,590
Balance, December 31, 2010	28,770	$28,770	$160,859	$28,848	$4,425	$222,902

Stock options exercised	154	154	1,226	—	—	1,380

Stock compensation expense, net of tax benefit	—	—	63	—	—	63

Dividends on common stock of $0.03 per share	—	—	—	(866)	—	(866)

Change in accumulated other comprehensive income	—	—	—	—	644	644

Net income	—	—	—	5,221	—	5,221

Balance, March 31, 2011	28,924	$28,924	$162,148	$33,203	$5,069	$229,344

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$5,221	$3,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	457	560
Amortization of premiums, discounts and intangibles	111	152
Provision for loan losses	1,110	2,425
Loans held for sale originated	(472,710)	(461,534)
Proceeds from the sale of loans held for sale	513,279	499,864
Realized and unrealized gains on mortgage banking activities	(3,091)	(2,822)
Proceeds from sale of investment securities-trading	—	140
Purchase of investment securities-trading	(464)	(188)
Unrealized gain on investment securities-trading	(48)	(56)
Gain on sale of investment securities available-for-sale	(403)	(264)
Gain on sale of other assets	—	(3)
Gain on sale of other real estate owned	—	(31)
Stock compensation expense, net of tax benefits	63	60
Increase in cash surrender value of bank-owned life insurance	(180)	(148)
Increase (decrease) in accrued interest receivable and other assets	1,091	(675)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	(4,571)	226
Net cash provided by operating activities	39,865	41,506
Cash flows from investing activities:
Net purchases of premises and equipment	(1,158)	(587)
Proceeds from maturity and call of investment securities available-for-sale	—	5,100
Proceeds from maturity or call of investment securities held-to-maturity	4,264	—
Proceeds from sale of mortgage-backed securities available-for-sale	5,359	13,318
Purchase of investment securities available-for-sale	(17,281)	(10,088)
Purchase of mortgage-backed securities available-for-sale	(62,539)	(17,664)
Redemptions of investment securities available-for-sale	13,595	12,917
Redemptions of investment securities held-to-maturity	1,397	2,480
Net increase in loans receivable, net of deferred fees and costs	(5,026)	(15,999)
Net cash used in investing activities	(61,389)	(10,523)
Cash flows from financing activities:
Net increase (decrease) in deposits	(16,812)	29,133
Net increase (decrease) in other borrowed funds - short term	41,268	(51,545)
Net increase (decrease) in mortgage funding checks	7,319	(5,299)
Repayment of FHLB advances	(15,000)	—
Stock options exercised	1,380	18
Dividends on common stock	(866)	(575)
Net cash provided by (used in) financing activities	17,289	(28,268)
Net increase (decrease) in cash and cash equivalents	(4,235)	2,715
Cash and cash equivalents at beginning of the year	25,868	24,841
Cash and cash equivalents at end of the period	$21,633	$27,556
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,037	$7,698
Cash paid for income taxes	3,910	255

Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	—	8,613

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2

Stock-Based Compensation

At March 31, 2011, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  The Equity Plan authorizes grants and awards with respect to 2,420,000 shares of the Company’s common stock.  There were 280,668 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of March 31, 2011.

Subsequent to March 31, 2011, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 2,420,000 to 3,170,000, an increase of 750,000 shares.  In addition, the amendment extended the term of the Equity Plan to February 21, 2021.

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

Total expense related to the Company’s share-based compensation plans for the three months ended March 31, 2011 and 2010 was $63,000 and $60,000, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $20,500 and $20,700 for the three months ended March 31, 2011 and 2010, respectively.

Options granted for the three months ended March 31, 2011 and 2010 were 56,100 and 5,000, respectively.  The weighted average per share fair value of stock option grants for the three months ended March 31, 2011 and 2010 was $5.07 and $4.08, respectively.  The fair values of the options granted during the three months ended March 31, 2011 and 2010 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Estimated option life	6.5 Years	6.5 Years
Risk free interest rate	2.75 — 2.76%	3.14%
Expected volatility	44.70%	45.90%
Expected dividend yield	1.02%	0.89%

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

Stock option activity during the three months ended March 31, 2011 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding at December 31, 2010	2,197,289	$8.67
Granted	56,100	11.69
Exercised	(153,940)	8.97
Forfeited	(7,850)	11.33
Outstanding at March 31, 2011	2,091,599	$8.72	4.34	$6,142,257
Options exercisable at March 31, 2011	1,861,049	$8.32	4.08	$5,653,973

The intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $489,435 and $18,259, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the three months ended March 31, 2011 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2010	211,500	$3.93
Granted	56,100	5.07
Vested	(31,900)	4.26
Forfeited	(5,150)	5.47
Balance at March 31, 2011	230,550	$4.13

At March 31, 2011, there was $873,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 4.0 years. The total fair value of shares that vested during the three months ended March 31, 2011 and 2010 were $136,000 and $166,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2011 and 2010 is as follows:

At and for the Three Months Ended March 31, 2011 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$17,437	$425	$—	$(201)		$17,661
Provision for loan losses	1,110	—	—	—		1,110
Non-interest income	776	3,640	549	53	(22)	4,996
Non-interest expense	8,995	3,251	773	693	(22)	13,690
Provision for income taxes	2,690	290	(74)	(270)		2,636
Net income (loss)	$5,418	$524	$(150)	$(571)	$—	$5,221

Total Assets	$2,035,241	$167,699	$593	$250,203	$(393,693)	$2,060,043
Average Assets	$2,035,558	$111,596	$575	$253,401	$(354,662)	$2,046,468

At and for the Three Months Ended March 31, 2010 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$14,983	$484	$—	$(200)	$—	$15,267
Provision for loan losses	2,425	—	—	—	—	2,425
Non-interest income	1,027	3,697	1,014	59	(16)	5,781
Non-interest expense	8,344	3,326	819	622	(16)	13,095
Provision for income taxes	1,611	296	68	(247)	—	1,728
Net income (loss)	$3,630	$559	$127	$(516)	$—	$3,800

Total Assets	$1,923,066	$160,359	$3,500	$231,843	$(369,500)	$1,949,268
Average Assets	$1,907,211	$108,065	$3,396	$232,892	$(339,586)	$1,911,978

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010.  Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 7,211 and 69,514 for the three months ended March 31, 2011 and 2010, respectively.  These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.

(In thousands,	Three Months Ended
except per share data)	2011	2010
Net income available to common shareholders	$5,221	$3,800
Weighted average common shares - basic	29,291	29,085
Weighted average common shares - diluted	29,801	29,534
Earnings per common share - basic	$0.18	$0.13
Earnings per common share - diluted	$0.18	$0.13

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

The following shows the composition of basic outstanding shares for the three months ended March 31, 2011 and 2010:

(in thousands)	2011	2010

Weighted average common shares outstanding	28,853	28,720
Weighted average shares attributable to the deferred compensation plans	438	365
Total weighted average shares - basic	29,291	29,085

The following shows the composition of diluted outstanding shares for the three months ended March 31, 2011 and 2010:

(in thousands)	2011	2010

Weighted average shares outstanding - basic (from above)	29,291	29,085
Incremental weighted average shares attributable to deferred compensation plans	211	232
Weighted average shares attributable to stock options	299	217
Total weighted average shares - diluted	29,801	29,534

Note 5

Investment Securities

The approximate fair value and amortized cost of investment securities at March 31, 2011 and December 31, 2010 are shown in the table below.

	March 31, 2011
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$35,832	1,181	(165)	$36,848
Mortgage-backed securities	226,106	6,096	(537)	231,665
Municipal securities	76,617	1,590	(94)	78,113
U.S. treasury securities	4,928	158	—	5,086
Total	$343,483	$9,025	$(796)	$351,712

Investment Securities Held-to-Maturity
Mortgage-backed securities	8,207	419	—	8,626
Corporate bonds	8,004	—	(4,070)	3,934
Total	$16,211	$419	$(4,070)	$12,560

	December 31, 2010
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$30,941	$1,262	$(84)	$32,119
Mortgage-backed securities	212,583	6,979	(80)	219,482
Municipal securities	64,284	424	(425)	64,283
U.S. treasury securities	4,923	191	—	5,114
Total	$312,731	$8,856	$(589)	$320,998

Investment Securities Held-to-Maturity
Mortgage-backed securities	13,875	661	—	14,536
Corporate bonds	8,004	—	(4,807)	3,197
Total	$21,879	$661	$(4,807)	$17,733

The fair value and amortized cost of investment securities by contractual maturity at March 31, 2011 and December 31, 2010 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$5,666	5,829	—
After 5 years but within 10 years	52,136	53,644	—
After 10 years	59,575	60,574	8,004	3,934
Mortgage-backed securities	226,106	231,665	8,207	8,626
Total	$343,483	$351,712	$16,211	$12,560

	December 31, 2010
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$4,923	$5,114	$—	$—
After 5 years but within 10 years	41,322	42,637	—	—
After 10 years	53,903	53,765	8,004	3,197
Mortgage-backed securities	212,583	219,482	13,875	14,536
Total	$312,731	$320,998	$21,879	$17,733

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

March 31, 2011

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government - sponsored agencies	9,875	(165)	—	—	9,875	(165)
Mortgage-backed securities	34,156	(483)	808	(54)	34,964	(537)
Municipal securities	7,261	(84)	1,475	(10)	8,736	(94)
Total temporarily impaired securities	$51,292	$(732)	$2,283	$(64)	$53,575	$(796)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Corporate bonds	—	—	3,934	(4,070)	3,934	(4,070)
Total temporarily impaired securities	$—	$—	$3,934	$(4,070)	$3,934	$(4,070)

December 31, 2010

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government - sponsored agencies	$9,957	$(84)	$—	$—	$9,957	$(84)
Mortgage-backed securities	4,892	(14)	814	(66)	5,706	(80)
Municipal securities	27,845	(415)	1,475	(10)	29,320	(425)
Total temporarily impaired securities	$42,694	$(513)	$2,289	$(76)	$44,983	$(589)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Corporate bonds	$—	$—	$3,197	$(4,807)	$3,197	$(4,807)
Total temporarily impaired securities	$—	$—	$3,197	$(4,807)	$3,197	$(4,807)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2011, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2011, 97% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $6.4 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At March 31, 2011, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at March 31, 2011 (each security has a par value of $2.0 million).  These securities are presented as corporate bonds in the above tables.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the A-3 tranches in each issuance.  Each of the bonds is rated by more than one rating agency.  One security has a composite rating of A, one security has a composite rating of A-, one of the securities has a composite rating of BB- and the other security has a composite rating of B-.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these corporate bonds prior to the recovery of its investment.

In one of the pooled trust preferred securities issues, 41% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $147 million of the remaining $308 million, or 48% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 42% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $88 million of the remaining $265 million, or 34% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 74% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $149 million of the remaining $176 million, or 85% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 50% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $276 million of the remaining $378 million, or 73% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three months ended March 31, 2011.  The Company does not continue to hold any investment securities for which the Company previously recognized other-than-temporary impairment.

Note 6

Loans Receivable and Allowance for Loan Losses

The loan portfolio at March 31, 2011 and December 31, 2010 consist of the following:

(In thousands)	2011	2010
Commercial and industrial	$186,262	$200,384
Real estate - commercial	647,614	631,292
Real estate - construction	242,364	240,007
Real estate - residential	213,933	217,130
Home equity lines	121,893	119,403
Consumer	3,260	3,042
	1,415,326	1,411,258
Net deferred fees	(2,109)	(1,956)
Loans receivable, net of fees	1,413,217	1,409,302
Allowance for loan losses	(24,209)	(24,210)
Loans receivable, net	$1,389,008	$1,385,092

The Company’s allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table.  Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.

Activity in the Company’s allowance for loan losses for the three months ended March 31, 2011 and 2010 is shown below.

(In thousands)	2011	2010
Beginning balance, January 1	$24,210	$18,636
Provision for loan losses	1,110	2,425
Loans charged off	(1,225)	(1,786)
Recoveries	114	12
Ending balance, March 31	$24,209	$19,287

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of March 31, 2011 and December 31, 2010, are below:

Allowance for Loan Losses

At March 31, 2011

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,941	$10,558	$7,593	$1,875	$1,175	$68	$24,210
Charge-offs	(117)	—	(1,098)	—	—	(10)	(1,225)
Recoveries	1	—	—	112	—	1	114
Provision for loan losses	116	(187)	1,249	(101)	21	12	1,110
Ending Balance, March 31, 2011	$2,941	$10,371	$7,744	$1,886	$1,196	$71	$24,209

Ending Balance, March 31, 2011:
Individually evaluated for impairment	$453	$646	$4,105	$79	$—	$—	$5,283
Collectively evaluated for impairment	2,488	9,725	3,639	1,807	1,196	71	18,926

Loans Receivable

At March 31, 2011

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, March 31, 2011	$186,262	$647,614	$242,364	$213,933	$121,893	$3,260	$1,415,326

Ending Balance, March 31, 2011:
Individually evaluated for impairment	$3,853	$12,795	$15,698	$561	$100	$—	$33,007
Collectively evaluated for impairment	182,409	634,819	226,666	213,372	121,793	3,260	1,382,319

Allowance for Loan Losses

At December 31, 2010

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Ending Balance, December 31, 2010	$2,941	$10,558	$7,593	$1,875	$1,175	$68	$24,210

Ending Balance, December 31, 2010:
Individually evaluated for impairment	$209	$1,095	$3,996	$33	$5	$—	$5,338
Collectively evaluated for impairment	2,732	9,463	3,597	1,842	1,170	68	18,872

Loans Receivable

At December 31, 2010

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equit Lines	Consumer	Total
Loans Receivable:
Ending Balance, December 31, 2010	$200,384	$631,292	$240,007	$217,130	$119,403	$3,042	$1,411,258

Ending Balance, December 31, 2010:
Individually evaluated for impairment	$4,142	$13,955	$16,494	$845	$49	$—	$35,485
Collectively evaluated for impairment	196,242	617,337	223,513	216,285	119,354	3,042	1,375,773

The accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment and uncertainty in evaluating the levels of the allowance required for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment and uncertainty can be on the consolidated financial results.

The Company’s ongoing credit quality management process relies on a system of activities to assess and evaluate various factors that impact the estimation of the allowance for loan losses.  These factors include, but are not limited to; current economic conditions; loan concentrations, collateral adequacy and value; past loss experience for particular types of loans, size, composition and nature of loans; migration of loans through our loan rating methodology; trends in charge-offs and recoveries.  This process also contemplates a disciplined approach to managing and monitoring credit exposures to ensure that the structure and pricing of credit is always consistent with the Company’s assessment of the risk.  The loan officer has frequent contact with the borrower and is a key player in the credit management process and must develop and diligently practice sound credit management skills and habits to ensure effectiveness.  Under the direction of our loan committee and the chief credit officer, the credit risk management function works with the loans officers and other groups within the Company to monitor our loan portfolio, maintain our watch list, and compile the analysis necessary to determine the allowance for loan losses.

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

Problem loans are maintained on the watch list until the loan is either paid off or circumstances around the borrower’s situation improve to the point that the risk rating on the loan is adjusted upward.

In addition to internal activities, the Company also engages an external consultant on a quarterly basis to review the Company’s loan portfolio.  This external loan review function helps to ensure the soundness of the loan portfolio through a third party review of existing exposures in the portfolio, supporting the commercial loan officers in the execution of its credit management responsibilities, and promoting and monitoring the adherence to the Company’s credit risk management standards.

The following tables report the Company’s nonaccrual and past due loans at March 31, 2011 and December 31, 2010.  In addition, the credit quality of the loan portfolio is provided as of March 31, 2011 and December 31, 2010.

Nonaccrual and Past Due Loans

At March 31, 2011

( In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$2,908	$2,908	$183,354	186,262	$—	$2,908

Real estate - commercial
Owner occupied	—	—	238	238	188,821	189,059	—	238
Non-owner occupied	—	—	—	—	458,555	458,555	—	—

Real estate - construction
Residential	—	—	2,632	2,632	25,179	27,811	—	2,632
Commercial	662	—	2,944	3,606	210,947	214,553	—	2,944

Real estate - residential
Single family	1,590	—	561	2,151	164,970	167,121	—	561
Multi-family	—	—	—	—	46,812	46,812	—	—

Home equity lines	—	—	—	—	121,893	121,893	—	—

Consumer
Installment	—	—	—	—	2,830	2,830	—	—
Credit cards	8	—	—	8	422	430	—	—
	$2,260	$—	$9,283	$11,543	$1,403,783	$1,415,326	$—	$9,283

Nonaccrual and Past Due Loans

At December 31, 2010

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$664	$—	$2,887	$3,551	$196,833	200,384	$—	$2,887

Real estate - commercial
Owner occupied	—	—	238	238	196,139	196,377	—	238
Non-owner occupied	—	—	—	—	434,915	434,915	—	—

Real estate - construction
Residential	715	—	—	715	60,020	60,735	—	—
Commercial	—	—	3,546	3,546	175,726	179,272	—	3,546

Real estate - residential
Single family	653	—	845	1,498	169,505	171,003	—	845
Multi-family	—	—	—	—	46,127	46,127	—	—

Home equity lines	99	—	49	148	119,255	119,403	49	—

Consumer
Installment	—	—	—	—	2,203	2,203	—	—
Credit cards	—	—	—	—	839	839	—	—
	$2,131	$—	$7,565	$9,696	$1,401,562	$1,411,258	$49	$7,516

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of March 31, 2011 and December 31, 2010, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans

At March 31, 2011

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$2,908	$3,246	$—	$50
Real estate - commercial
Owner occupied	238	286	—	—
Non-owner occupied	—	—	—	—
Real estate - construction
Residential	2,632	3,730	—	15
Commercial	2,944	4,956	—	43
Real estate - residential
Single family	561	776	—	8
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

With related allowance:
Commercial and industrial	$545	$545	$162	$8
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	11,040	11,040	3,550	141
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$3,453	$3,791	$162	$58
Real estate - commercial	238	286	—	—
Real estate - construction	16,616	19,726	3,550	199
Real estate - residential	561	776	—	8
Home equity lines	—	—	—	—
Total	$20,868	$24,579	$3,712	$265

Impaired Loans

At December 31, 2010

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$2,887	$4,346	$—	$72
Real estate - commercial
Owner occupied	238	286	—	14
Non-owner occupied	—	—	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	3,546	4,737	—	261
Real estate - residential
Single family	845	1,196	—	23
Multi-family	—	—	—	—
Home equity lines	49	49	—	—

With related allowance:
Commercial and industrial	$555	$555	$162	$33
Real estate - commercial	—
Owner occupied	—	—	—	—
Non-owner occupied	3,730	3,730	418	192
Real estate - construction	—
Residential	—
Commercial	10,898	10,898	3,550	537
Real estate - residential	—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$3,442	$4,901	$162	$105
Real estate - commercial	3,968	4,016	418	206
Real estate - construction	14,444	15,635	3,550	798
Real estate - residential	845	1,196	—	23
Home equity lines	49	49	—	—
Total	$22,748	$25,797	$4,130	$1,132

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, substandard, doubtful and loss.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful has all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment as of March 31, 2011 and December 31, 2010.

Internal Risk Rating Grades

At March 31, 2011

(In thousands)

	Pass	Substandard	Doubtful	Loss
Commercial and industrial	$182,409	$3,853	$—	$—

Real estate - commercial
Owner occupied	182,920	6,139	—	—
Non-owner occupied	451,899	6,656	—	—

Real estate - construction
Residential	27,811	—	—	—
Commercial	198,855	15,698	—	—

Real estate - residential
Single family	166,560	—	561	—
Multi-family	46,812	—	—	—

Home equity lines	121,793	100	—	—

Consumer
Installment	430	—	—	—
Credit cards	2,830	—	—	—
	$1,382,319	$32,446	$561	$—

Internal Risk Rating Grades

At Decmeber 31, 2010

(In thousands)

	Pass	Substandard	Doubtful	Loss
Commercial and industrial	$196,242	$4,142	$—	$—

Real estate - commercial
Owner occupied	190,190	6,187	—	—
Non-owner occupied	427,147	7,768	—	—

Real estate - construction
Residential	58,935	1,800	—	—
Commercial	164,578	14,694	—	—

Real estate - residential
Single family	170,158	—	845	—
Multi-family	46,127	—	—	—

Home equity lines	119,354	—	49	—

Consumer
Installment	839	—	—	—
Credit cards	2,203	—	—	—
	$1,375,773	$34,591	$894	$—

There were no loans modified during the three months ended March 31, 2011 that would be considered a troubled debt restructuring.

Note 7

Derivative Instruments and Hedging Activities

The Company enters into rate lock commitments with its mortgage customers.  The Company is also a party to forward mortgage loan sales contracts to sell loans servicing released.  The rate lock commitment and forward sale agreement are undesignated derivatives and marked to fair value through earnings.  The fair value of the rate lock derivative includes the servicing premium and the interest spread for the difference between retail and wholesale mortgage rates.  Realized and unrealized gains on mortgage banking activities presents the gain recognized for the period presented and associated with these elements of fair value.  On the date the mortgage loan closes, the loan held for sale is designated as the hedged item in a cash flow hedge relationship and the forward loan sale commitment is designated as the hedging instrument.

At March 31, 2011, accumulated other comprehensive income included an unrealized gain, net of tax, of $624,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at March 31, 2011 which is related to the Company’s cash flow hedges will be recognized in earnings during the second quarter of 2011.

At March 31, 2011, the Company had $131.5 million in residential mortgage rate lock commitments and associated forward sales, and $122.0 million in forward loan sales associated with $168.6 million of loans that had closed and presented as held for sale.

The Company has interest rate swaps to mitigate its exposure to interest rate risk.  These interest rate swaps have an aggregate notional amount of $10.0 million to hedge against changes in cash flows caused by movement in interest rates related to the Company’s issuance of $20.0 million in trust preferred securities.  At March 31, 2011, accumulated other comprehensive income included an after-tax unrealized gain of $45,000 related to these interest rate swaps.  In addition, the Company has an interest rate swap to mitigate the variability in the fair value for one loan receivable.  For the three months ended March 31, 2011 and 2010, the change in fair value recorded for this fair value hedge was $150,000 and $152,000, respectively.  The amount of ineffectiveness reflected in earnings was not significant in either period.

Note 8

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at March 31, 2011 and December 31, 2010.  In addition, the gains and losses related to these derivative instruments is provided for the three months ended March 31, 2011 and 2010.

Derivative Instruments and Hedging Activities

At of March 31, 2011

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,607
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	977	Accrued Interest Payable and Other Liabilities	665
Total Derivatives Designated as Hedging Instruments		977		2,272

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	4,100	Accrued Interest Payable and Other Liabilities	38
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	38	Accrued Interest Payable and Other Liabilities	362
Total Derivatives Not Designated as Hedging Instruments		4,138		400

Total Derivatives		$5,115		$2,672

Derivative Instruments and Hedging Activities

At December 31, 2010

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,837
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,465	Accrued Interest Payable and Other Liabilities	2,441
Total Derivatives Designated as Hedging Instruments		1,465		4,278

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,951	Accrued Interest Payable and Other Liabilities	264
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	264	Accrued Interest Payable and Other Liabilities	77
Total Derivatives Not Designated as Hedging Instruments		3,215		341

Total Derivatives		$4,680		$4,619

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2011

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$(162)	Other Income	$162
Total		$(162)		$162

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$45	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	624	Other Income	(2,263)	Other Income	—
Total	$669		$(2,263)		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Forward Loan Sales Commitments and Rate Lock Commitments	$3,738	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	324	Other Income
Rate Lock Commitments	(324)	Other Income
Total	$3,738

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2010

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$61	Other Income	$(61)
Total		$61		$(61)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(78)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(1)	Other Income	(2,205)	Other Income	1
Total	$(79)		$(2,205)		$1

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Forward Loan Sales Commitments and Rate Lock Commitments	$2,941	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	190	Other Income
Rate Lock Commitments	(190)	Other Income
Total	$2,941

Note 9

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at March 31, 2011 is as follows:

	Mortgage Banking
(In thousands)	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2010	$1,781	$1,237
2011 activity:
Customer relationship intangibles	—	49
Balance at March 31, 2011	$1,781	$1,286

The aggregate amortization expense was $49,000 and $60,000 for the three months ended March 31, 2011 and 2010, respectively.

The estimated amortization expense for the next three years is as follows:

(In thousands)
2011 (April — December)	$148
2012	198
2013	149

The carrying amount of goodwill at March 31, 2011 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2010	$24	$10,120	$—	$10,144
No activity	—	—	—	—
Balance at March 31, 2011	$24	$10,120	$—	$10,144

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at March 31, 2011 are collateralized.

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

Commitments to extend credit of $529.5 million primarily have floating rates as of March 31, 2011.  At March 31, 2011, standby letters of credit were $21.1 million. Commitments to extend credit of $135.6 million as of March 31, 2011 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

These off-balance sheet financial instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amounts of those instruments. It is uncertain as to the amount, if any, that we will be required to fund on these commitments as many such arrangements expire with no amounts drawn.

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  At March 31, 2011, this reserve had a balance of $100,000.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims.

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

The Company’s two other interest rate swap derivatives designated as cash flow hedges are recorded at fair value using published yield curve rates from a national valuation service.  These observable rates and inputs are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date.  In the normal course of business, George Mason and Cardinal First (collectively, the “mortgage companies”) enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage companies.  All borrowers are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the mortgage companies enter into best efforts forward sales contracts to sell loans to investors.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  Both the rate lock commitments to the borrowers and the forward sales contracts to the investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings.  These valuations fall into a Level 2 category.

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three months ended March 31, 2011.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are shown below:

At March 31, 2011

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,086	$5,086	$—	$—
U.S. government- sponsored agencies	36,848	—	36,848	—
Mortgage-backed securities	231,665	—	231,665	—
Municipal securities	78,113	—	78,113	—
Total investment securities available-for-sale	351,712	5,086	346,626	—
Investment securities — trading	2,458	—	2,458	—
Loans receivable	12,792	—	12,792	—
Bank-owned life insurance	34,537	—	34,537	—
Derivative liability - interest rate swaps	1,607	—	1,607	—
Derivative asset - rate lock and forward loan sales commitments	5,077	—	5,077	—
Derivative asset — interest rate lock commitments	38	—	38	—
Derivative liability - rate lock and forward loan sales commitments	703	—	703	—
Derivative liability — interest rate lock commitments	362	—	362	—

At December 31, 2010

(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,114	$5,114	$—	$—
U.S. government- sponsored agencies	32,119	—	32,119	—
Mortgage-backed securities	219,482	—	219,482	—
Municipal securities	64,283	—	64,283	—
Total investment securities available-for-sale	320,998	5,114	315,884	—
Investment securities — trading	2,107	—	2,107	—
Loan receivable designated in fair value hedge	13,004	—	13,004	—
Bank-owned life insurance	34,358	—	34,358	—
Derivative liability - interest rate swaps	1,837	—	1,837	—
Derivative asset - rate lock and forward loan sales commitments	4,416	—	4,416	—
Derivative asset — interest rate lock commitments	264	—	264	—
Derivative liability - rate lock and forward loan sales commitments	2,705	—	2,705	—
Derivative liability — interest rate lock commitments	77	—	77	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s corporate bonds held in its held-to-maturity investment securities portfolio, loans receivable — evaluated for impairment and other real estate owned.

At March 31, 2011
(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$3,934	$—	$—	$3,934
Loans receivable — evaluated for impairment	33,007	—	12,336	20,671
Other real estate owned	1,250	—	1,250	—

At December 31, 2010
(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
George Mason — Reporting Unit	$27,490	$—	$—	$27,490
Corporate bonds	3,197	—	—	3,197
Loans receivable — evaluated for impairment	31,355	—	12,942	18,413
Other real estate owned	1,250	—	1,250	—

The Company’s held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at March 31, 2011 (each security has a par value of $2.0 million).  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the A-3 tranches in each issuance.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

The Company’s loans receivable — evaluated for impairment are measured at the present value of its expected future cash flows discounted at the loan’s coupon rate, or at the loan’s observable market price or fair value of the collateral if the loan is collateral dependent.  The Company measures the collateral value on loans receivable — evaluated for impairment by obtaining an updated appraisal of the underlying collateral and may discount further the appraised value, if necessary, to an amount equal to the expected cash proceeds in the event the loan is foreclosed upon and the collateral is sold.  In addition, an estimate of costs to sell the collateral is assumed.  The Company values other real estate owned by obtaining an updated appraisal of the property foreclosed upon, and discounts further the appraised value to an amount equal to the expected cash proceeds upon the sale of the property.  Loans receivable — evaluated for impairment and other real estate owned are valued using third party appraisal data that is based on market comparisons and may be subject to further adjustment for certain non-observable criteria.

Loans receivable — evaluated for impairment that are measured at fair value using Level 3 inputs on a nonrecurring basis total $20.7 million at March 31, 2011.  Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence.  In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated.  This is considered a Level 3 valuation.  The value of business equipment is based upon the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.  At March 31, 2011, the Company’s Level 3 loans consisted of four relationships, secured primarily by commercial real estate of $14.2 million with a valuation allowance of $3.6 million; one relationship, secured by accounts receivable, inventory, equipment and commercial real estate of $2.8 million which did not have a valuation allowance; and five relationships, primarily secured by residential real estate of $3.6 million which did not have a valuation allowance.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,633	21,633
Investment securities held-to-maturity and other investments	24,676	25,095
Loans held for sale	168,569	168,569
Loans receivable, net	1,367,418	1,387,332
Accrued interest receivable	6,575	6,575
Financial liabilities:
Demand deposits	$228,651	228,651
Interest checking	130,935	130,935
Money market and statement savings	386,026	386,026
Certificates of deposit	641,302	648,200
Other borrowed funds	415,854	443,833
Accrued interest payable	1,556	1,556

	December 31, 2010
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,868	$25,868
Investment securities held-to-maturity and other investments	30,344	30,999
Loans held for sale	206,047	206,047
Loans receivable, net	1,360,813	1,384,836
Accrued interest receivable	6,699	6,699
Financial liabilities:
Demand deposits	$229,575	$229,575
Interest checking	135,395	135,395
Money market and statement savings	379,320	379,320
Certificates of deposit	659,435	668,247
Other borrowed funds	389,586	416,396
Accrued interest payable	1,415	1,415

Note 12

Loss on Extinguishment of Debt

During the first quarter of 2011, the Company extinguished $15.0 million in Federal Home Loan Bank (“FHLB”) advances which had an average cost of 2.81%, or $422,000 annually.  As part of the prepayment arrangement with the FHLB, the Company paid a one-time penalty of $450,000 during the first quarter of 2011 related to these advances.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2011 and December 31, 2010 and the unaudited results of our operations for the three months ended March 31, 2011 and 2010. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

•                  changes in operations of wealth management and trust services segment, its customer base and assets under management;

•                  changes in operations of George Mason Mortgage, LLC as a result of the activity in the residential real estate market and any associated impact on the fair value of goodwill in the future;

•                  legislative and regulatory changes, including the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”), and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverages;

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

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC (“George Mason”) and Cardinal First Mortgage, LLC, (“Cardinal First”),

collectively the “mortgage banking” segment; and retail securities brokerage through Cardinal Wealth Services, Inc. (“CWS”), asset management through Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), and trust, estate, custody, investment management and retirement planning through the trust division of Cardinal Bank, collectively the “wealth management and trust services” segment.

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

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into best efforts delivery forward loan sales contracts. During the rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges. Exclusive of the fair value elements of the rate lock commitment related to servicing and the wholesale and retail rate spread, the changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and we record a loan held for sale and continue to be obligated under the same forward loan sales contract.  The forward sales contract is then designated as a hedge against the variability in cash to be received from the loan sale.  Loans held for sale are accounted for at the lower of cost or fair value.

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

New Financial Accounting Standards

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This amendment clarifies the guidance on the evaluation made by a creditor on whether a restructuring constitutes a troubled debt restructuring.  It clarifies the guidance related to a creditor’s evaluation of whether it has granted a concession to a debtor and also clarifies the guidance on a creditor’s evaluation of whether the debtor is experiencing financial difficulties.  The amendment is effective for public entities for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The disclosures required which were deferred by ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, is effective for interim and annual period beginning on or after June 15, 2011.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on our consolidated financial condition or results of operations.

2011 Economic Environment

Despite the challenges in the national and global economies, the metropolitan Washington, D.C. area, the region we operate in, continues to perform relatively well as compared to other geographic regions.  Our credit quality continues to remain strong despite the challenging economic environment.  During the first quarter of 2011, the reported unemployment rate dropped to 8.8%, the lowest it’s been for over two years, an indication that the U.S. economy has continued its slow recovery.  At March 31, 2011, we have non-accrual loans totaling $9.3 million and no loans contractually past due 90 days or more as to principal or interest.  Annualized net charge-offs were 0.32% of our average loans receivable for the three months ended March 31, 2011. Due to continued low mortgage loan rates, originations from our mortgage banking segment for the first three months of 2011 have surpassed originations for the same period of 2010.

Market illiquidity continues to impact certain portions of our investment securities portfolio, specifically the ratings of certain corporate bonds. We hold investments of $8.0 million in par value of pooled trust preferred securities, which are significantly below book value as of March 31, 2011 due to the lack of liquidity in the market and investor apprehension for investing in these types of investments.

We expect challenging economic and operating conditions and an evolving regulatory regime to continue for the foreseeable future.  These conditions could continue to affect the markets in which we do business and could adversely impact our results for the remainder of 2011. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

While we continue to experience loan growth, continued negative economic conditions could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Deterioration in real estate values and household incomes could result in higher credit losses for us.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially. The systems by which we set limits and monitor the level of our credit exposure to individual entities and industries also may not function as we have anticipated.

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

The U.S. government continues to enact legislation and develop various programs and initiatives designed to regulate the financial services industry, stabilize the housing markets and stimulate the economy.  In July 2010, the Financial Reform Act was signed into law.  We are unsure of the full impact this legislation will have on our business, operations or our financial condition.

Statements of Income

General

For the three months ended March 31, 2011 and 2010, we reported net income of $5.2 million and $3.8 million, respectively, an increase of $1.4 million, or 37%.  Net interest income after the provision for loan losses increased $3.7 million to $16.6 million for the three months ended March 31, 2011 compared to $12.8 million for the three months ended March 31, 2010.  Provision for loan losses for the three months ended March 31, 2011 was $1.1 million, a decrease of $1.3 million, compared to $2.4 million for the same period of 2010.  A stabilization and slight improvement in certain of our credit quality indicators led to the positive adjustments to the loss factors employed in our provision for loan losses calculation model.  Additionally, the rate of loan growth in our loan portfolio for the first quarter of 2011 was less than the rate of growth for the comparable period in 2010.  Noninterest income for the three months ended March 31, 2011 and 2010 was $5.0 million and $5.8 million, respectively, a decrease of $785,000.  The decrease in noninterest income is mostly attributable to the decrease in investment fee income from our wealth management and trust services segment, a result of our renegotiation of the service contract with a trust customer.  For the three months ended March 31, 2011, noninterest expense increased to $13.7 million, compared to $13.1 million for the same period of 2010.  The increase in noninterest expense is attributable to increases in salary and benefits expense as we have added business development officers in our commercial banking and mortgage banking operations.

For the three months ended March 31, 2011, basic and diluted income per common share were each $0.18.  Basic and diluted earnings per common share for the three months ended March 31, 2010 were each $0.13.  Weighted average fully diluted shares outstanding for the three months ended March 31, 2011 and 2010 were 29,800,738 and 29,534,387, respectively.

Return on average assets for the three months ended March 31, 2011 and 2010 was 1.02% and 0.79%, respectively. Return on average equity for the three months ended March 31, 2011 and 2010 was 9.18% and 7.28%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management and trust services.  Net income attributable to the commercial banking segment for the three months ended March 31, 2011 was $5.4 million compared to net income of $3.6 million for the three months ended March 31, 2010.  Net interest income increased $2.5 million to $17.4 million for the three months ended March 31, 2011, compared to $15.0 million for the same period of 2010.  Provision for loan losses decreased $1.3 million to $1.1 million for the three months ended March 31, 2011 compared to $2.4 million for the same period of 2010.  The decrease in provision expense is primarily due to more modest loan growth during the first quarter of 2011 and a stabilization of credit quality during the quarter.  Noninterest income decreased to $776,000 for the three months ended March 31, 2011 compared to $1.0 million for the three months ended March 31, 2010.  The decrease in noninterest income primarily was a result of a loss recorded on the extinguishment of debt.  See “Noninterest Income” below for more information on this debt extinguishment.  Noninterest expense was $9.0 million for the three months ended March 31, 2011, compared to $8.3 million for the same period of 2010.  The increase in noninterest expense for the first quarter of 2011 as compared to the same period of 2010 is primarily due to expenses related to additions to our business development staff at the Bank.

The mortgage banking segment reported net income of $524,000 for the three months ended March 31, 2011 compared to net income of $559,000 for the three months ended March 31, 2010.  Historically, mortgage lending activity is slow during the first quarter of each year and the seasonal results recorded reflect this decreased activity.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded a net loss of $150,000 for the three months ended March 31, 2011, compared to net income of $127,000 for the three months ended March 31, 2010.  The decrease in net income during 2011 is primarily attributable to our renegotiation of the service agreement with a trust customer.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended March 31, 2011 and 2010 was $17.7 million and $15.3 million, respectively, a period-to-period increase of $2.4 million, or 16%. The yields on our loans receivable portfolio decreased marginally during the first quarter of 2011 as we continued to decrease our overall funding costs by lowering the interest rates on our deposit liabilities and extending the near term maturities on $95 million of our FHLB advances for an average cost savings of 0.99% on those borrowings.  In addition, we extinguished $15 million of FHLB advances with an average cost of 2.81%.

Interest income on loans receivable, increased $1.2 million for the three months ended March 31, 2011 compared to the same three month period of 2010.  The increase in interest income on loans receivable is primarily a result of an increase in the volume of our loans receivable portfolio.  Interest income on loans held for sale was $1.3 million for each of the three months ended March 31, 2011 and 2010.

Interest income on investment securities, decreased $382,000 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  The decrease in interest income on investment securities is due to the decreased yield of the portfolio for the three months ended March 31, 2011 compared to the same period of 2010.  Because of the current low interest rate environment, new purchases of investment securities are at lower rates which are contributing to the decrease in the yield in the portfolio.

Total interest expense has decreased $1.5 million for the three months ended March 31, 2011 as compared to the same period of 2010.  The decrease in total interest expense is mostly related to the reductions in the interest rates we pay on our interest and money market checking and savings deposit accounts given the current low interest rate environment.  In addition, our certificates of deposit are repricing at lower interest rates.  During the first quarter of 2011, we implemented two cost of funds reduction strategies related to our FHLB advances.  Approximately $95 million of these advances with near term maturities were extended by an average maturity of 2.9 years.  We are now paying an average 3.22% on these borrowings, a yield reduction of 0.99%, equating to approximately $940,000 in interest expense annually.  In addition, we extinguished $15.0 million in FHLB advances which had an average cost of 2.81%, or $422,000 annually.  As part of the prepayment arrangement with the FHLB, we paid a one-time penalty of $450,000 during the first quarter of 2011 related to these advances.

Our net interest margin, on a tax-equivalent basis, which equals net interest income divided by average interest earning assets, was 3.67% and 3.40% for the three months ended March 31, 2011 and 2010, respectively.  The increase in our net interest margin is again attributable to our balance sheet management and strategically decreasing the interest rates we pay on our deposit liabilities.  The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended March 31, 2011, 2010 and 2009

(In thousands)

	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$185,574	$2,076	4.45%	$160,009	$1,841	4.59%	$170,513	$2,092	4.91%
Real estate - commercial	629,657	9,463	5.98%	599,412	9,148	6.10%	489,712	7,651	6.25%
Real estate - construction	241,215	3,334	5.53%	190,545	2,615	5.49%	179,708	1,766	3.93%
Real estate - residential	215,281	2,806	5.21%	227,125	2,923	5.15%	206,975	2,828	5.46%
Home equity lines	121,642	1,111	3.70%	118,574	1,061	3.63%	105,867	976	3.74%
Consumer	3,017	41	5.51%	2,687	40	5.95%	2,513	36	5.89%
Total loans	1,396,386	18,831	5.39%	1,298,352	17,628	5.43%	1,155,288	15,349	5.31%

Loans held for sale	108,874	1,301	4.78%	99,333	1,305	5.25%	171,812	1,825	4.25%
Investment securities available-for-sale	330,400	3,638	4.40%	331,774	3,858	4.65%	232,342	2,988	5.14%
Investment securities held-to-maturity	20,705	155	2.99%	33,982	287	3.38%	49,059	484	3.95%
Other investments	15,728	31	0.80%	15,728	10	0.27%	15,633	(19)	-0.50%
Federal funds sold	77,580	46	0.24%	38,941	23	0.24%	23,163	13	0.23%

Total interest-earning assets and interest income (2)	1,949,673	24,002	4.92%	1,818,110	23,111	5.08%	1,647,297	20,640	5.01%

Noninterest-earning assets:
Cash and due from banks	14,617			$5,476			$91
Premises and equipment, net	16,743			15,773			16,307
Goodwill and other intangibles, net	10,669			13,913			14,153
Accrued interest and other assets	79,382			77,804			57,258
Allowance for loan losses	(24,616)			(19,098)			(14,727)
Total assets	$2,046,468			$1,911,978			$1,720,379

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	131,336	62	0.19%	132,129	210	0.64%	119,175	376	1.28%
Money markets	151,282	156	0.41%	83,420	161	0.77%	44,307	147	1.33%
Statement savings	255,270	228	0.36%	287,471	612	0.86%	261,450	1,185	1.84%
Certificates of deposit	656,769	2,970	1.83%	646,533	3,652	2.26%	606,588	5,049	3.33%
Total interest - bearing deposits	1,194,657	3,416	1.14%	1,149,553	4,635	1.64%	1,031,520	6,757	2.66%

Other borrowed funds	363,790	2,708	3.02%	368,700	3,021	3.32%	374,121	3,142	3.41%

Total interest-bearing liabilities and interest expense	1,558,447	6,124	1.59%	1,518,253	7,656	2.05%	1,405,641	9,899	2.86%

Noninterest-bearing liabilities:
Demand deposits	233,152			163,840			133,775
Other liabilities	27,354			20,975			19,569
Common shareholders’ equity	227,515			208,910			161,394
Total liabilities and shareholders’ equity	$2,046,468			$1,911,978			$1,720,379

Net interest income and net interest margin (2)		$17,878	3.67%		$15,455	3.40%		$10,741	2.61%

(1)   Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2)   Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for 2011, 34.5% for 2010 and 2009.

Rate and Volume Analysis

Three Months Ended March 31, 2011, 2010 and 2009

(In thousands)

	2011 Compared to 2010			2010 Compared to 2009
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$299	$(64)	$235	$(125)	$(126)	$(251)
Real estate - commercial	509	(194)	315	1,715	(218)	1,497
Real estate - construction	695	24	719	106	743	849
Real estate - residential	(152)	35	(117)	270	(175)	95
Home equity lines	27	23	50	117	(32)	85
Consumer	4	(3)	1	4	0	4
Total loans	1,382	(179)	1,203	2,087	192	2,279

Loans held for sale	124	(128)	(4)	(767)	247	(520)
Investment securities available-for-sale	(16)	(204)	(220)	1,276	(406)	870
Investment securities held-to-maturity	(112)	(20)	(132)	(149)	(48)	(197)
Other investments	—	21	21	(0)	29	29
Federal funds sold	23	0	23	10	0	10

Total interest income (2)	1,401	(510)	891	2,457	14	2,471

Interest expense:

Interest - bearing deposits:

Interest checking	(3)	(145)	(148)	45	(211)	(166)
Money markets	129	(134)	(5)	128	(114)	14
Statement savings	(67)	(317)	(384)	123	(696)	(573)
Certificates of deposit	15	(697)	(682)	309	(1,706)	(1,397)
Total interest - bearing deposits	74	(1,293)	(1,219)	605	(2,727)	(2,122)

Other borrowed funds	(44)	(269)	(313)	(37)	(84)	(121)

Total interest expense	30	(1,562)	(1,532)	568	(2,811)	(2,243)

Net interest income (2)	$1,371	$1,052	$2,423	$1,889	$2,825	$4,714

(1)   Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2)   Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for 2011, 34.5% for 2010 and 2009.

(3)   Changes attributable to rate/volume have been allocated to volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2011 and 2010 was $1.1 million and $2.4 million, respectively. The decrease in our provision expense during 2011 compared to 2010 is a result of more modest loan growth during the first quarter of 2011 as compared to 2010 and a stabilization of the credit quality in our loan portfolio and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.”

During 2011, we recorded partial charge-offs on two impaired commercial loans totaling $1.2 million.  Impairment was recognized during 2010 on these same two loans and we placed them on nonaccrual status during the three months ended March 31, 2011 because these loans deteriorated further by falling significantly past-due and repayment of these loans under their current agreements with the Bank is highly unlikely.  The deterioration of these loans is based on isolated incidences with respect to these borrowers and is not a reflection of the overall credit quality of our loan portfolio.  In addition, consumer loans totaling $10,000 were charged-off during 2011.  Recoveries from previously charged-off loans totaled $114,000 for the three months ended March 31, 2011.  The majority of these recoveries were from previously charged-off residential loans. Nonperforming loans at March 31, 2011 and December 31, 2010, were $9.3 million and $7.6 million, respectively.

The allowance for loan losses was $24.2 million at March 31, 2011 and December 31, 2010. Our allowance for loan losses ratio to loans receivable, net was 1.71% and 1.72% at March 31, 2011 and December 31, 2010, respectively.

Continued challenging economic conditions could adversely affect our home equity loans of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Continued deterioration in commercial and residential real estate values, employment data and household incomes could result in higher credit losses for us.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At March 31, 2011, our commercial real estate (including construction lending) portfolio was 63% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three Months Ended March 31, 2011 and 2010

(In thousands)

	2011	2010
Beginning balance, January 1	$24,210	$18,636

Provision for loan losses	1,110	2,425

Loans charged off:
Commercial and industrial	(1,215)	(1,362)
Residential	—	(389)
Consumer	(10)	(35)
Total loans charged off	(1,225)	(1,786)

Recoveries:
Commercial and industrial	1	3
Consumer	1	—
Residential	112	9
Total recoveries	114	12

Net (charge offs) recoveries	(1,111)	(1,774)

Ending balance, March 31,	$24,209	$19,287

	March 31,	March 31,
	2011	2010
Loans:
Balance at period end	$1,413,217	$1,307,657
Allowance for loan losses to loans receivable net of fees	1.71%	1.47%
Annualized net charge-offs to average loans receivable	0.32%	0.55%

Allocation of the Allowance for Loan Losses

At March 31, 2011 and December 31, 2010

(In thousands)

	March 31,		December 31,
	2011		2010
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,941	13.16%	$2,941	14.20%
Real estate - commercial	10,371	45.76%	10,558	44.73%
Real estate - construction	7,744	17.12%	7,593	17.01%
Real estate - residential	1,886	15.12%	1,875	15.39%
Home equity lines	1,196	8.61%	1,175	8.46%
Consumer	71	0.23%	68	0.21%

Total allowance for loan losses	$24,209	100.00%	$24,210	100.00%

*      Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At March 31, 2011 and December 31, 2010

(In thousands)

	March 31,	December 31,
	2011	2010
Nonaccruing loans	$9,283	$7,516

Loans contractually past-due 90 days or more	—	49

Total nonperforming loans	$9,283	$7,565

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Noninterest income for the three months ended March 31, 2011 and 2010 was $5.0 million and $5.8 million, respectively.  Realized and unrealized gains on mortgage banking activities by our mortgage banking segment for the three months ended March 31, 2011 and 2010 were $3.1 million and $2.8 million, respectively, an increase of $269,000, or 10%.  Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees and gains associated with our sales of loans to third party investors.  Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.

Management fee income, which represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales, decreased $278,000 to $299,000 for the three months ended March 31, 2011 as compared to $577,000 for the three months ended March 31, 2010.  During the first quarter of 2011, one of the managed companies ceased operating independently and was converted to a branch office of George Mason because of the increased regulatory requirements placed on mortgage companies.  The employees of this managed company are now employees of George Mason.  The income once earned from this managed company is now reflected in realized and unrealized gains on mortgage banking activities, as we now earn 100% of the revenues generated from their originations.

Investment fee income decreased $461,000 to $548,000 for the three months ended March 31, 2011 compared to $1.0 million for the same period of 2010. The decrease in fee income is directly attributable to the renegotiation of our service contract with a trust customer.  We are currently repositioning our wealth management operations for future growth and less risk.

The increase in the cash surrender value of our bank-owned life insurance for the three and months ended March 31, 2011 and 2010 was $180,000, and $148,000, respectively.  The increase is directly related to increases in the underlying value of the investments.

For the three months ended March 31, 2011 and 2010, we recorded net gains on sales of investment securities available-for-sale of $403,000 and $264,000, respectively.

During the first quarter of 2011, we prepaid $15 million in FHLB advances to reduce our funding costs at the Bank.  As part of the arrangement with the FHLB, we paid a prepayment penalty of $450,000 to extinguish these borrowings prior to their maturity.  No such expense occurred during 2010.

Noninterest income represented 22% and 27% of our total revenues for the three months ended March 31, 2011 and 2010, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended March 31, 2011 was $13.7 million, compared to $13.1 million for the same period of 2010, an increase of $595,000, or 5%.

For the quarter ended March 31, 2011, salaries and benefits expense increased to $6.7 million up from $6.1 million for the quarter ended March 31, 2010.  The increase in salaries and benefits expense is mostly related to increases in our business development personnel at our commercial banking and mortgage banking segments.  Expenses related to mortgage loan repurchases and putbacks decreased $463,000 to $100,000 for the three months ended March 31, 2011 compared to the same period of 2010, a result of our limiting exposure to loan repurchases through agreements we entered into with various investors.  Additional increases in noninterest expense are related to increases in marketing and business development expense.

Income Taxes

For the three months ended March 31, 2011, we recorded a provision for income taxes of $2.6 million, compared to $1.7 million for the same period of 2010.  Our effective tax rate for the three months ended March 31, 2011 and 2010 was 33.6% and 31.3%, respectively.  Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $2.06 billion and $2.07 billion at March 31, 2011 and December 31, 2010, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $370.4 million at March 31, 2011, compared to $345.0 million at December 31, 2010, an increase of $25.4 million. The increase in investment securities during 2011 as compared to December 31, 2010 is a result of new purchases because of the decrease in the funding needs for our loans held for sale portfolio during the first quarter of 2011.  The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our investment securities portfolio.

Investment Securities

At March 31, 2011 and December 31, 2010

(In thousands)

	Amortized	Fair	Average
Available-for-sale at March 31, 2011	Cost	Value	Yield
U.S. government-sponsored agencies
Five to ten years	$35,832	$36,848	3.97%
Total U.S. government-sponsored agencies	35,832	36,848	3.97%

Mortgage-backed securities (1)
One to five years	2	2	9.04%
Five to ten years	19,351	20,293	4.26%
After ten years	206,753	211,370	4.35%
Total mortgage-backed securities	226,106	231,665	4.34%

Tax exempt municipal securities (2)
One to five years	738	743	5.62%
Five to ten years	12,989	13,405	3.45%
After ten years	58,579	59,591	4.00%
Taxable municipal securities
Five to ten years	3,315	3,391	4.96%
After ten years	996	983	5.10%
Total municipal securities	76,617	78,113	3.98%

U. S. treasury securities
One to five years	4,928	5,086	2.36%
Total U.S. treasury securities	4,928	5,086	2.36%
Total investment securities available-for-sale	$343,483	$351,712	4.18%

	Amortized	Fair	Average
Held-to-maturity at March 31, 2011	Cost	Value	Yield
Mortgage-backed securities (1)
Five to ten years	2,323	2,453	4.63%
After ten years	5,884	6,173	4.05%
Total mortgage-backed securities	8,207	8,626	4.21%

Corporate bonds
After ten years	8,004	3,934	1.36%
Total corporate bonds	8,004	3,934	1.36%
Total investment securities held-to-maturity	16,211	12,560	2.80%

Total investment securities	$359,694	$364,272	4.13%

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at December 31, 2010
U.S. government-sponsored agencies
Five to ten years	$30,941	$32,119	3.95%
Total U.S. government-sponsored agencies	30,941	32,119	3.95%

Mortgage-backed securities (1)
One to five years	7	7	9.02%
Five to ten years	21,976	22,997	4.24%
After ten years	190,600	196,478	4.54%
Total mortgage-backed securities	212,583	219,482	4.51%

Tax exempt municipal securities (2)
Five to ten years	7,063	7,198	3.38%
After ten years	52,907	52,776	3.98%
Taxable municipal securities
Five to ten years	3,318	3,320	4.96%
After ten years	996	989	5.10%
Total municipal securities	64,284	64,283	3.73%

U. S. treasury securities
One to five years	4,923	5,114	2.36%
Total U.S. treasury securities	4,923	5,114	2.36%
Total investment securities available-for-sale	$312,731	$320,998	4.26%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at December 31, 2010
Mortgage-backed securities (1)
One to five years	$351	$368	4.14%
Five to ten years	3,766	3,965	4.63%
After ten years	9,758	10,203	4.12%
Total mortgage-backed securities	13,875	14,536	4.26%

Corporate bonds
After ten years	8,004	3,197	1.34%
Total corporate bonds	8,004	3,197	1.34%
Total investment securities held-to-maturity	21,879	17,733	3.19%

Total investment securities	$334,610	$338,731	4.19%

(1) Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

We complete reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2011, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2011, 97% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $6.4 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At March 31, 2011, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

Our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at March 31, 2011 (each security has a par value of $2.0 million).  These securities are presented as corporate bonds in the table below.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  One security has a composite rating of A, one security has a composite rating of A-, one of the securities has a composite rating of BB- and the other security has a composite rating of B-.  Observable trading activity remains limited for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  We also use a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  We do not intend to sell nor do we believe it is probable that we will be required to sell these corporate bonds prior to the recovery of our investment.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio during 2011.

We hold $15.7 million in FHLB stock at March 31, 2011, which is included in other investment on the statement of condition.  During 2008, the FHLB of Atlanta announced a change in their dividend declaration and payment schedule beginning during the fourth quarter of 2008.  The change was initiated so that the dividend can be declared and paid to member banks after the FHLB has calculated their net income for the preceding quarter.  During 2009, the FHLB announced changes to its capital stock requirements.  Specifically, the Board of Directors increased the dollar cap on its stock purchases from $25 million to $26 million and repurchases of member excess stock will be evaluated on a quarterly basis instead of a daily basis.  We do not expect the above changes to materially impact our liquidity position.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $1.41 billion at March 31, 2011 and December 31, 2010.  Loan growth during the first quarter of 2011 was offset by several large loans which matured during this same quarter.  See the following table for details on the loans receivable portfolio. Loans held for sale at March 31, 2011 were $168.6 million compared to $206.0 million at December 31, 2010.  The decrease in our loans held for sale portfolio is a result of seasonal loan origination activity.  We historically experience low mortgage lending activity during the first quarter of each year.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At March 31, 2011 and December 31, 2010

(In thousands)

	March 31, 2011		December 31, 2010

Commercial and industrial	$186,262	13.16%	$200,384	14.20%
Real estate - commercial	647,614	45.76%	631,292	44.73%
Real estate - construction	242,364	17.12%	240,007	17.01%
Real estate - residential	213,933	15.12%	217,130	15.39%
Home equity lines	121,893	8.61%	119,403	8.46%
Consumer	3,260	0.23%	3,042	0.21%

Gross loans	$1,415,326	100.00%	1,411,258	100.00%

Net deferred (fees) costs	(2,109)		(1,956)
Less: allowance for loan losses	(24,209)		(24,210)

Loans receivable, net	$1,389,008		$1,385,092

Deposits

Total deposits were $1.39 billion at March 31, 2011 compared to $1.40 billion at December 31, 2010. During 2011, we had decreases in our noninterest bearing checking products, interest checking, savings and certificates of deposit. These decreases were related to customers who held larger deposit balances at December 31, 2010 compared to March 31, 2011, a result of certain business activities for those particular customers.  See the following table for details on certificates of deposit with balances of $100,000 or more. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).   CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At March 31, 2011 and December 31, 2010, we had $31.6 million and $43.5 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The decrease in our CDARS deposits was mostly attributable to customers who moved their deposits to other financial institutions who are willing to pay a higher interest rate than us.  Brokered certificates of deposit not in the CDARS network were $59.8 million and $44.8 million at March 31, 2011 and December 31, 2010, respectively. We issued additional brokered certificates of deposit during the first quarter of 2011 to lock in low cost term funding.

Certificates of Deposit of $100,000 or More

At March 31, 2011

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$50,435	$10,575	$61,010
Over three months through six months	48,391	6,644	55,035
Over six months through twelve months	66,766	1,462	68,228
Over twelve months	108,677	31,569	140,246
	$274,269	$50,250	$324,519

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds increased $26.3 million to $415.9 million at March 31, 2011, compared to $389.6 million at December 31, 2010.  Treasury, Tax & Loan Note option borrowings decreased $600,000 to $870,000 at March 31, 2011 compared to $1.5 million at December 31, 2010.  FHLB advances decreased $15.0 million to $265.0 million at March 31, 2011 compared to $280.0 million at December 31, 2010. During the first quarter of 2011, we prepaid $15 million in FHLB advances to reduce our funding costs at the Bank.  Customer repurchase agreements increased $2.1 million to $85.4 million at March 31, 2011 compared to $87.5 million at December 31, 2010.  We had federal funds purchased of $44.0 million at March 31, 2011 compared to none at December 31, 2010.  We purchased federal funds at the end of March 2011 due to short-term funding needs related to increased loan production at George Mason.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At March 31, 2011

(In thousands)

Advance Date	Term of Advance	Maturity or Call Date	Interest Rate	Amount Outstanding

Other short-term borrowed funds:
TT&L note option			0.00%	$870
Customer repurchase agreements			0.24%	85,365
Federal funds purchased			0.25%	44,000
Total other short-term borrowed funds and weighted average rate			0.24%	$130,235

Other borrowed funds:
Trust preferred			3.95%	$20,619
FHLB advances - long term			3.61%	265,000
Other borrowed funds and weighted average rate			3.63%	$285,619

Total other borrowed funds and weighted average rate			2.57%	$415,854

Shareholders’ Equity

Shareholders’ equity at March 31, 2011 was $229.3 million compared to $222.9 million at December 31, 2010, an increase of $6.4 million, or 3%. The increase in shareholders’ equity at March 31, 2011 compared to December 31, 2010 is primarily attributable to net income of $5.2 million for the three months ended March 31, 2011.  In addition, accumulated other comprehensive income increased $644,000 for the three months ended March 31, 2011.  Book value per share at March 31, 2011 was $7.93 compared to $7.26 at December 31, 2010. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at March 31, 2011 was $7.39 compared to $6.64 at December 31, 2010.

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

For the three months ended March 31, 2011, the commercial banking segment recorded net income of $5.4 million compared to $3.6 million for the same period of 2010. See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At March 31, 2011, total assets for this segment were $2.04 billion, loans receivable, net of deferred fees and costs, were $1.41 billion and total deposits were $1.39 billion. At March 31, 2010, total assets were $1.92 billion, loans receivable, net of deferred fees and costs, were $1.31 billion and total deposits were $1.33 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason, and Cardinal First. Both George Mason and Cardinal First engage primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended March 31, 2011 and 2010, the mortgage banking segment recorded net income of $524,000 and $559,000, respectively. See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At March 31, 2011, total assets for this segment were $167.7 million; loans held for sale were $153.4 million and mortgage funding checks were $8.0 million. At March 31, 2010, total assets were $160.4 million; loans held for sale were $144.0 million and mortgage funding checks were $8.6 million.

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

For the three months ended March 31, 2011 and 2010, the wealth management and trust services segment recorded a net loss of $150,000 and net income of $127,000, respectively. See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At March 31, 2011, total assets were $593,000 and managed and custodial assets were $3.2 billion. At March 31, 2010, total assets for this segment were $3.5 million and managed and custodial assets were $3.2 billion.

Additional information pertaining to our business segments can be found in Note 3 to the notes to consolidated financial statements.

Capital Resources

Capital adequacy is an important measure of our financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

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

At March 31, 2011, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 12.80% and 14.17%, respectively. At December 31, 2010, our Tier 1 and total risk-based capital ratios were 12.67% and 14.06%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The increase in our risk-based capital ratios was primarily a result of the changes in the risk weightings of certain assets during 2011, offset by an increase in shareholders’ equity at March 31, 2011 compared to December 31, 2010.

The following table provides additional information pertaining to our capital ratios.

Capital Components

At March 31, 2011 and December 31, 2010

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

Cardinal Financial Corporation (Consolidated):
At March 31, 2011
Total risk-based capital	$254,200	14.17%	$143,562	>	8.00%	$179,452	>	10.00%
Tier I risk-based capital	229,637	12.80%	71,781	>	4.00%	107,671	>	6.00%
Leverage capital ratio	229,637	11.28%	81,432	>	4.00%	101,790	>	5.00%

At December 31, 2010
Total risk-based capital	$248,294	14.06%	$141,284	>	8.00%	$176,606	>	10.00%
Tier I risk-based capital	223,789	12.67%	70,642	>	4.00%	105,963	>	6.00%
Leverage capital ratio	223,789	10.82%	82,753	>	4.00%	103,441	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

Cardinal Bank:
At March 31, 2011
Total risk-based capital	$238,301	13.38%	$142,501	>	8.00%	$178,126	>	10.00%
Tier I risk-based capital	213,737	12.00%	71,250	>	4.00%	106,876	>	6.00%
Leverage capital ratio	213,737	10.57%	80,895	>	4.00%	101,119	>	5.00%

At December 31, 2010
Total risk-based capital	$232,274	13.25%	$140,262	>	8.00%	$175,328	>	10.00%
Tier I risk-based capital	207,768	11.85%	70,131	>	4.00%	105,197	>	6.00%
Leverage capital ratio	207,768	10.09%	82,383	>	4.00%	102,979	>	5.00%

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $373.3 million at March 31, 2011 or 18% of total assets. We held investments that are classified as held-to-maturity in the amount of $16.2 million at March 31, 2011. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at March 31, 2011 was $162.6 million. Borrowing capacity with the Federal Reserve

Bank of Richmond was $128.1 million at March 31, 2011. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable. During the first quarter of 2011, we implemented two cost of funds reduction strategies related to our FHLB advances.  Approximately $95 million of these advances with near term maturities were extended by an average maturity of 2.9 years.  We are now paying an average 3.22% on these borrowings, a yield reduction of 0.99%, equating to approximately $940,000 in interest expense annually.  These transactions pushed our FHLB advance funding further out from the 1-3 year maturity term to the 3-5 year maturity term.  In addition, we extinguished $15.0 million in FHLB advances which had an average cost of 2.81%, or $422,000 annually.

The required payments under such obligations are detailed in the following table.

Contractual Obligations

At March 31, 2011

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$549,933	$298,860	$100,292	$118,069	$32,712

Brokered certificates of deposit	91,369	33,680	33,655	24,034	—

Advances from the Federal Home Loan Bank of Atlanta	265,000	—	20,000	100,000	145,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	26,532	3,943	3,322	8,420	10,847

Total	$953,453	$336,483	$157,269	$250,523	$209,178

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have expiration dates up to one year or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. These instruments represent obligations to extend credit or guarantee borrowings and are not recorded on the consolidated statements of condition.  The rates and terms of these instruments are competitive with others in the market in which we do business.

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

At March 31, 2011 and December 31, 2010, commitments to extend credit were $529.5 million and $526.6 million, respectively.  Standby letters of credit were $21.1 million and $22.3 million at March 31, 2011 and December 31, 2010, respectively. Commitments to extend credit of $135.6 million as of March 31, 2011 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $87.8 million as of December 31, 2010.  The increase in mortgage loan funding commitments is related to the increased origination production which occurred at George Mason towards the end of March 2011.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  During the past two years, we have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors.  During 2010, we experienced favorable results in resolving various investor claims and have reduced our reserve related to such claims.  As of March 31, 2011, this reserve has a balance of $100,000.

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

At March 31, 2011, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.8% in a down 100 basis point scenario and would increase less than 0.7% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.8% in a down 100 basis point scenario and would increase by less than 0.4% in an up 200 basis point scenario.

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

At March 31, 2011, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.8% in a down 100 basis point scenario and would increase less than 0.7% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.8% in a down 100 basis point scenario and would increase by less than 0.4% in an up 200 basis point scenario.

See also “Interest Rate Sensitivity” in Item 2 above for a discussion of our interest rate risk.

We have counter-party risk that may arise from the possible inability of George Mason’s third party investors to meet the terms of their forward sales contracts.  George Mason works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk.  We do not expect any third-party investor to fail to meet its obligation.  In addition, we have derivative counterparty risk relating to certain interest rate swaps we have with third parties.  This risk may arise from the inability of the third party to meet the terms of the contracts.  We monitor the financial condition of these third parties on an annual basis.  We do not expect these third parties to fail to meet its obligation.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of our operations, we become party to various legal proceedings.  Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes in our risk factors from those disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended March 31, 2011, we did not purchase shares of our common stock.

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

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: May 9, 2011	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2011	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2011	/s/ Jennifer L. Deacon
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