Form 10-Q
period 2011-06-30
CARDINAL FINANCIAL CORP
filed 2011-08-08
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

28,932,289 shares of common stock, par value $1.00 per share,

outstanding as of August 5, 2011

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2011 and December 31, 2010

(In thousands, except share data)

			June 30,	December 31,
			2011	2010
			(Unaudited)
Assets
Cash and due from banks			$16,846	$12,963
Federal funds sold			6,208	12,905
Total cash and cash equivalents			23,054	25,868
Investment securities available-for-sale			339,020	320,998
Investment securities held-to-maturity (market value of $11,833 and $17,733 at June 30, 2011 and December 31, 2010, respectively)			15,601	21,879
Investment securities-trading			2,291	2,107
Total investment securities			356,912	344,984
Other investments			16,457	16,469
Loans held for sale			248,649	206,047
Loans receivable, net of deferred fees and costs			1,445,921	1,409,302
Allowance for loan losses			(22,626)	(24,210)
Loans receivable, net			1,423,295	1,385,092
Premises and equipment, net			17,705	16,717
Deferred tax asset, net			8,989	10,690
Goodwill and intangibles, net			10,589	10,688
Bank-owned life insurance			34,744	34,358
Prepaid FDIC insurance premiums			3,430	4,574
Other real estate owned			719	1,250
Accrued interest receivable and other assets			20,404	15,281
Total assets			$2,164,947	$2,072,018
Liabilities and Shareholders’ Equity
Non-interest bearing deposits			$230,431	$229,575
Interest bearing deposits			1,217,384	1,174,150
Total deposits			1,447,815	1,403,725
Other borrowed funds			444,930	389,586
Mortgage funding checks			11,634	662
Escrow liabilities			2,057	1,454
Accrued interest payable and other liabilities			20,981	53,689
Total liabilities			1,927,417	1,849,116

Common stock, $1 par value	2011	2010
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	28,932,289	28,769,849	28,932	28,770
Additional paid-in capital			162,644	160,859
Retained earnings			38,240	28,848
Accumulated other comprehensive income, net			7,714	4,425
Total shareholders’ equity			237,530	222,902
Total liabilities and shareholders’ equity			$2,164,947	$2,072,018

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and six months ended June 30, 2011 and 2010

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans receivable	$18,996	$18,138	37,815	35,753
Loans held for sale	1,894	1,957	3,194	3,262
Federal funds sold	11	4	57	28
Investment securities available-for-sale	3,477	3,569	6,911	7,251
Investment securities held-to-maturity	108	266	262	553
Other investments	31	10	63	21
Total interest income	24,517	23,944	48,302	46,868
Interest expense:
Deposits	3,317	3,802	6,733	8,437
Other borrowed funds	2,537	3,013	5,245	6,035
Total interest expense	5,854	6,815	11,978	14,472
Net interest income	18,663	17,129	36,324	32,396
Provision for loan losses	750	2,700	1,860	5,125
Net interest income after provision for loan losses	17,913	14,429	34,464	27,271
Non-interest income:
Service charges on deposit accounts	433	514	846	971
Loan fees	523	440	980	812
Investment fee income	711	1,015	1,259	2,024
Realized and unrealized gains on mortgage banking activities	4,301	3,741	7,392	6,530
Net realized gain on investment securities available-for-sale	423	269	826	533
Net realized gain (loss) on investment securities-trading	2	(87)	50	(31)
Management fee income	683	844	982	1,421
Increase in cash surrender value of bank-owned life insurance	207	177	387	326
Loss on extinguishment of debt	—	—	(450)	—
Other loss	(9)	(66)	(3)	(25)
Total non-interest income	7,274	6,847	12,269	12,561
Non-interest expense:
Salary and benefits	7,900	6,717	14,553	12,859
Occupancy	1,414	1,472	2,886	2,925
Professional fees	946	537	1,478	1,006
Depreciation	760	446	1,216	1,006
Data communications	924	1,244	1,843	2,140
Impairment of goodwill	—	451	—	451
FDIC insurance premiums	610	519	1,244	1,068
Mortgage loan repurchases and settlements	400	(165)	500	398
Amortization of intangibles	49	60	99	119
Other operating expenses	3,281	2,872	6,154	5,209
Total non-interest expense	16,284	14,153	29,973	27,181
Income before income taxes	8,903	7,123	16,760	12,651
Provision for income taxes	2,998	2,414	5,634	4,142
Net income	$5,905	$4,709	11,126	8,509
Earnings per common share - basic	$0.20	$0.16	0.38	0.29
Earnings per common share - diluted	$0.20	$0.16	0.37	0.29
Weighted-average common shares outstanding - basic	29,382,149	29,104,066	29,337,032	29,084,292
Weighted-average common shares outstanding - diluted	29,884,189	29,641,022	29,841,614	29,565,862

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and six months ended June 30, 2011 and 2010

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$5,905	$4,709	$11,126	$8,509
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the period, net of tax expense of $1.4 million for each of the three and six months ended June 30, 2011, respectively, net of tax expense of $1.9 million and $2.4 million for the three and six months ended June 30, 2010, respectively.	2,941	3,907	3,188	4,938

Less: reclassification adjustment for net gains included in net income net of tax expense of $138 thousand and $270 thousand for the three and six months ended June 30, 2011, respectively, and net of tax expense of $93 thousand and $184 thousand for the three and six months ended June 30, 2010, respectively.	(285)	(176)	(557)	(349)

	2,656	3,731	2,631	4,589

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $10 thousand and tax expense of $346 thousand for the three and six months ended June 30, 2011, respectively, and net of tax benefit of $94 thousand and $135 thousand for the three and six months ended June 30, 2010, respectively.	(11)	(282)	658	(360)

Comprehensive income	$8,550	$8,158	$14,415	$12,738

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2011 and 2010

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2009	28,718	$28,718	$159,798	$12,705	$3,286	$204,507

Stock options exercised	37	37	99	—	—	136

Stock compensation expense, net of tax benefit	—	—	391	—	—	391

Dividends on common stock of $0.04 per share	—	—	—	(1,149)	—	(1,149)

Change in accumulated other comprehensive income	—	—	—	—	4,229	4,229

Net income	—	—	—	8,509	—	8,509

Balance, June 30, 2010	28,755	$28,755	$160,288	$20,065	$7,515	$216,623
Balance, December 31, 2010	28,770	$28,770	$160,859	$28,848	$4,425	$222,902

Stock options exercised	162	162	1,290	—	—	1,452

Stock compensation expense, net of tax benefit	—	—	495	—	—	495

Dividends on common stock of $0.06 per share	—	—	—	(1,734)	—	(1,734)

Change in accumulated other comprehensive income	—	—	—	—	3,289	3,289

Net income	—	—	—	11,126	—	11,126

Balance, June 30, 2011	28,932	$28,932	$162,644	$38,240	$7,714	$237,530

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$11,126	$8,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,216	1,006
Amortization of premiums, discounts and intangibles	159	327
Impairment of goodwill	—	451
Provision for loan losses	1,860	5,125
Loans held for sale originated	(1,195,399)	(1,142,886)
Proceeds from the sale of loans held for sale	1,157,098	1,059,418
Realized and unrealized gains on mortgage banking activities	(4,301)	(4,920)
Proceeds from sale of investment securities-trading	272	140
Purchase of investment securities-trading	(891)	(680)
Unrealized (gain) loss on investment securities-trading	(50)	31
Gain on sale of investment securities available-for-sale	(826)	(542)
Loss on sale of investment securities available-for-sale	—	9
Gain on sale of other assets	—	(3)
Loss on sale of other real estate owned	—	54
Stock compensation expense, net of tax benefits	334	391
Increase in cash surrender value of bank-owned life insurance	(387)	(326)
Decrease in accrued interest receivable and other assets	(2,812)	(6,593)
Decrease in accrued interest payable, escrow liabilities and other liabilities	(1,160)	(5,396)
Net cash provided by operating activities	(33,761)	(85,885)
Cash flows from investing activities:
Net purchases of premises and equipment	(2,204)	(1,188)
Proceeds from maturity and call of investment securities available-for-sale	970	20,077
Proceeds from sale of investment securities available-for-sale	—	10,013
Proceeds from sale of mortgage-backed securities available-for-sale	11,954	21,760
Proceeds from maturity or call of investment securities held-to-maturity	4,264	—
Purchase of investment securities available-for-sale	(17,271)	(20,179)
Purchase of mortgage-backed securities available-for-sale	(62,539)	(37,809)
Purchases of other investments	—	—
Redemptions of investment securities available-for-sale	23,166	27,910
Redemptions of investment securities held-to-maturity	2,003	4,316
Proceeds from the sale of other real estate owned	531	918
Proceeds from the sale of other investments	12	—
Net increase in loans receivable, net of deferred fees and costs	(40,063)	(38,791)
Net cash used in investing activities	(79,177)	(12,973)
Cash flows from financing activities:
Net increase in deposits	44,090	52,837
Net increase in other borrowed funds	55,794	45,926
Net increase in mortgage funding checks	10,972	998
Proceeds from FHLB advances	15,000	10,000
Repayment of FHLB advances	(15,450)	(10,000)
Stock options exercised	1,452	136
Dividends on common stock	(1,734)	(1,149)
Net cash provided by financing activities	110,124	98,748
Net decrease in cash and cash equivalents	(2,814)	(110)
Cash and cash equivalents at beginning of the year	25,868	24,841
Cash and cash equivalents at end of the period	$23,054	$24,731
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,002	$16,076
Cash paid for income taxes	6,700	3,870

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2

Stock-Based Compensation

At June 30, 2011, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  In April 2011, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 2,420,000 to 3,170,000, an increase of 750,000 shares.  In addition, the amendment extended the term of the Equity Plan to February 21, 2021.  There were 997,968 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of June 30, 2011.

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

Total expense related to the Company’s share-based compensation plans for the three months ended June 30, 2011 and 2010 was $432,000 and $331,000, respectively.  Total stock compensation expense for the six months ended June 30, 2011 and 2010 was $495,000 and $391,000.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $141,000 and $104,000 for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, the total income tax benefit recognized in the income statement for share-based compensation was $161,000 and $123,000, respectively.

Options granted for the three and six months ended June 30, 2011 were 84,500 and 140,600, respectively.  Options granted for the three and six months ended June 30, 2010 were 57,000 and 62,000, respectively.  The weighted average per share fair value of stock option grants for the three and six months ended June 30, 2011 was $4.79 and $4.90, respectively.  The weighted average per share fair value of stock option grants for the three and six months ended June 30, 2010 was $5.19 and $5.10, respectively.  The fair values of the options granted during all periods ended June 30, 2011 and 2010 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Estimated option life	6.5 years	6.5 years	6.5 years	6.5 years
Risk free interest rate	2.26% - 2.81%	3.01% - 3.30%	2.26% - 2.81%	3.01% - 3.30%

Expected volatility	44.70%	45.90%	44.70%	45.90%
Expected dividend yield	1.02%	0.89%	1.02%	0.89%

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

Stock option activity during the six months ended June 30, 2011 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding at December 31, 2010	2,197,289	$8.67
Granted	140,600	11.29
Exercised	(162,440)	8.94
Forfeited	(59,650)	11.23
Outstanding at June 30, 2011	2,115,799	$8.75	4.29	$4,644,706
Options exercisable at June 30, 2011	1,902,149	$8.67	3.79	$4,330,243

The intrinsic value of options exercised during the three and six months ended June 30, 2011 was $20,000 and $375,000, respectively. For the options exercised during the three and six months ended June 30, 2010 the intrinsic value was $198,000 and $211,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the six months ended June 30, 2011 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2010	211,500	$3.93
Granted	140,600	4.90
Vested	(119,600)	4.69
Forfeited	(18,850)	4.76
Balance at June 30, 2011	213,650	$4.07

At June 30, 2011, there was $811,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.9 years. The total fair value of shares that vested during the three months ended June 30, 2011 and 2010 was $425,000 and $340,000, respectively.  For the six months ended June 30, 2011 and 2010, the total fair value of shares that vested was $561,000 and $506,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2011 and 2010 is as follows:

At and for the Three Months Ended June 30, 2011 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$18,291	$575	$—	$(203)	$—	$18,663
Provision for loan losses	750	—	—	—	—	750
Non-interest income	1,300	5,268	711	6	(11)	7,274
Non-interest expense	10,359	3,821	690	1,425	(11)	16,284
Provision for income taxes	2,838	722	5	(567)	—	2,998
Net income (loss)	$5,644	$1,300	$16	$(1,055)	$—	$5,905

Total Assets	$2,134,956	$234,197	$547	$248,327	$(453,080)	$2,164,947
Average Assets	$2,060,008	$161,130	$604	$250,904	$(403,052)	$2,069,594

At and for the Three Months Ended June 30, 2010 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$16,738	$597	$—	$(206)	$—	$17,129
Provision for loan losses	2,700	—	—	—	—	2,700
Non-interest income	1,105	4,821	1,021	(83)	(17)	6,847
Non-interest expense	9,638	2,505	1,358	669	(17)	14,153
Provision for income taxes	1,866	1,012	(117)	(347)	—	2,414
Net income (loss)	$3,639	$1,901	$(220)	$(611)	$—	$4,709

Total Assets	$2,044,065	$295,994	$2,993	$228,855	$(499,240)	$2,072,667
Average Assets	$1,948,579	$165,347	$3,380	$230,807	$(393,579)	$1,954,534

At and for the Six Months Ended June 30, 2011 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$35,728	$1,000	$—	$(404)	$—	$36,324
Provision for loan losses	1,860	—	—	—	—	1,860
Non-interest income	2,076	8,909	1,259	58	(33)	12,269
Non-interest expense	19,354	7,073	1,463	2,116	(33)	29,973
Provision for income taxes	5,530	1,011	(71)	(836)	—	5,634
Net income (loss)	$11,060	$1,825	$(133)	$(1,626)	$—	$11,126

Total Assets	$2,134,956	$234,197	$547	$248,327	$(453,080)	$2,164,947
Average Assets	$2,047,850	$136,500	$590	$252,146	$(378,967)	$2,058,119

At and for the Six Months Ended June 30, 2010 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$31,721	$1,081	$—	$(406)	$—	$32,396
Provision for loan losses	5,125	—	—	—	—	5,125
Non-interest income	2,130	8,459	2,035	(23)	(40)	12,561
Non-interest expense	17,981	5,772	2,176	1,292	(40)	27,181
Provision for income taxes	3,478	1,308	(50)	(594)	—	4,142
Net income (loss)	$7,267	$2,460	$(91)	$(1,127)	$—	$8,509

Total Assets	$2,044,065	$295,994	$2,993	$228,855	$(499,240)	$2,072,667
Average Assets	$1,928,445	$137,473	$3,388	$231,124	$(362,769)	$1,937,661

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010.  Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 12,723 and 28,132 for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 8,706 and 47,748, respectively.  These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands,	June 30,		June 30,
except per share data)	2011	2010	2011	2010
Net income available to common shareholders	$5,905	$4,709	$11,126	$8,509
Weighted average common shares - basic	29,382	29,104	29,337	29,084
Weighted average common shares - diluted	29,884	29,641	29,842	29,566
Earnings per common share - basic	$0.20	$0.16	$0.38	$0.29
Earnings per common share - diluted	$0.20	$0.16	$0.37	$0.29

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

The following shows the composition of basic outstanding shares for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Weighted average common shares outstanding	28,930	28,739	28,892	28,729
Weighted average shares attributable to the deferred compensation plans	452	365	445	355
Total weighted average shares - basic	29,382	29,104	29,337	29,084

The following shows the composition of diluted outstanding shares for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Weighted average shares outstanding - basic (from above)	29,382	29,104	29,337	29,084
Incremental weighted average shares attributable to deferred compensation plans	225	279	218	252
Weighted average shares attributable to vested stock options	277	258	287	230
Total weighted average shares - diluted	29,884	29,641	29,842	29,566

Note 5

Investment Securities

The approximate fair value and amortized cost of investment securities at June 30, 2011 and December 31, 2010 are shown in the table below.

	June 30, 2011
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$35,800	2,000	—	$37,800
Mortgage-backed securities	210,416	8,066	(116)	218,366
Municipal securities	75,617	2,294	(213)	77,698
U.S. treasury securities	4,934	222	—	5,156
Total	$326,767	$12,582	$(329)	$339,020

Investment Securities Held-to-Maturity
Mortgage-backed securities	7,597	441	—	8,038
Corporate bonds	8,004	—	(4,209)	3,795
Total	$15,601	$441	$(4,209)	$11,833

	December 31, 2010
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$30,941	$1,262	$(84)	$32,119
Mortgage-backed securities	212,583	6,979	(80)	219,482
Municipal securities	64,284	424	(425)	64,283
U.S. treasury securities	4,923	191	—	5,114
Total	$312,731	$8,856	$(589)	$320,998

Investment Securities Held-to-Maturity
Mortgage-backed securities	13,875	661	—	14,536
Corporate bonds	8,004	—	(4,807)	3,197
Total	$21,879	$661	$(4,807)	$17,733

The fair value and amortized cost of investment securities by contractual maturity at June 30, 2011 and December 31, 2010 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$4,934	5,156	—	—
After 5 years but within 10 years	52,847	55,575	—	—
After 10 years	58,570	59,923	8,004	3,795
Mortgage-backed securities	210,416	218,366	7,597	8,038
Total	$326,767	$339,020	$15,601	$11,833

	December 31, 2010
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$4,923	$5,114	$—	$—
After 5 years but within 10 years	41,322	42,637	—	—
After 10 years	53,903	53,765	8,004	3,197
Mortgage-backed securities	212,583	219,482	13,875	14,536
Total	$312,731	$320,998	$21,879	$17,733

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

June 30, 2011

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Mortgage-backed securities	21,488	(64)	790	(52)	22,278	(116)
Municipal securities	5,498	(166)	1,438	(47)	6,936	(213)
Total temporarily impaired securities	$26,986	$(230)	$2,228	$(99)	$29,214	$(329)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss			Fair value	Unrealized loss
Corporate bonds	—	—	3,795	(4,209)	3,795	(4,209)
Total temporarily impaired securities	$—	$—	$3,795	$(4,209)	$3,795	$(4,209)

December 31, 2010

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government - sponsored agencies	$9,957	$(84)	$—	$—	$9,957	$(84)
Mortgage-backed securities	4,892	(14)	814	(66)	5,706	(80)
Municipal securities	27,845	(415)	1,475	(10)	29,320	(425)
Total temporarily impaired securities	$42,694	$(513)	$2,289	$(76)	$44,983	$(589)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Corporate bonds	$—	$—	$3,197	$(4,807)	$3,197	$(4,807)
Total temporarily impaired securities	$—	$—	$3,197	$(4,807)	$3,197	$(4,807)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of June 30, 2011, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At June 30, 2011, 98% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $5.2 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At June 30, 2011, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at June 30, 2011 (each security has a par value of $2.0 million).  These securities are presented as corporate bonds in the above tables.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the senior A-3 tranches in each issuance.  Each of the bonds is rated by more than one rating agency.  One security has a composite rating of A, one security has a composite rating of A-, one of the securities has a composite rating of BB- and the other security has a composite rating of B-.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the senior A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the senior A-3 tranches.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the senior A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the senior A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these corporate bonds prior to the recovery of its investment.

In one of the pooled trust preferred securities issues, 40% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $149 million of the remaining $308 million, or 49% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 43% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $88 million of the remaining $254 million, or 35% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 68% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $136 million of the remaining $161 million, or 84% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 53% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $256 million of the remaining $341 million, or 75% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three and six months ended June 30, 2011.  The Company does not continue to hold any investment securities for which the Company previously recognized other-than-temporary impairment.

Note 6

Loans Receivable and Allowance for Loan Losses

The loan portfolio at June 30, 2011 and December 31, 2010 consist of the following:

(In thousands)	2011	2010
Commercial and industrial	$205,316	$200,384
Real estate - commercial	655,375	631,292
Real estate - construction	242,374	240,007
Real estate - residential	219,610	217,130
Home equity lines	122,086	119,403
Consumer	3,334	3,042
	1,448,095	1,411,258
Net deferred fees	(2,174)	(1,956)
Loans receivable, net of fees	1,445,921	1,409,302
Allowance for loan losses	(22,626)	(24,210)
Loans receivable, net	$1,423,295	$1,385,092

The Company’s allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table.  Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.

Activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2011 and 2010 is shown below.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Allowance for loan losses, beginning of the period	$24,209	$19,287	$24,210	$18,636

Provision for loan losses	750	2,700	1,860	5,125

Loans charged off:
Commercial and industrial	(2,398)	—	(3,614)	(1,362)
Residential	(380)	(918)	(380)	(1,307)
Consumer	(9)	(13)	(18)	(48)
Total loans charged off	(2,787)	(931)	(4,012)	(2,717)

Recoveries:
Commercial and industrial	272	—	273	3
Residential	180	1	292	10
Consumer	2	1	3	1
Total recoveries	454	2	568	14

Net (charge offs) recoveries	(2,333)	(929)	(3,444)	(2,703)

Ending balance, June 30,	$22,626	$21,058	$22,626	$21,058

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of June 30, 2011 and December 31, 2010, are below:

Allowance for Loan Losses

For the Three Months Ended June 30, 2011

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, April 1, 2011	$2,941	$10,371	$7,744	$1,886	$1,196	$71	$24,209
Charge-offs	—	—	(2,398)	(380)	—	(9)	(2,787)
Recoveries	118	—	154	180	—	2	454
Provision for loan losses	131	206	228	174	1	10	750
Ending Balance, June 30, 2011	$3,190	$10,577	$5,728	$1,860	$1,197	$74	$22,626

Allowance for Loan Losses

For the Six Months Ended June 30, 2011

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,941	$10,558	$7,593	$1,875	$1,175	$68	$24,210
Charge-offs	(117)	(1,099)	(2,398)	(380)	—	(18)	(4,012)
Recoveries	119	—	154	292	—	3	568
Provision for loan losses	247	1,118	379	73	22	21	1,860
Ending Balance, June 30, 2011	$3,190	$10,577	$5,728	$1,860	$1,197	$74	$22,626

Ending Balance, June 30, 2011:
Individually evaluated for impairment	$163	$—	$1,500	$—	$—	$—	$1,663
Collectively evaluated for impairment	3,027	10,577	4,228	1,860	1,197	74	20,963

Loans Receivable

At June 30, 2011

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, June 30, 2011	$205,316	$655,375	$242,374	$219,610	$122,086	$3,334	$1,448,095

Ending Balance, June 30, 2011:
Individually evaluated for impairment	$3,717	$10,104	$10,838	$559	$—	$—	$25,218
Collectively evaluated for impairment	201,599	645,271	231,536	219,051	122,086	3,334	1,422,877

Allowance for Loan Losses

At December 31, 2010

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Ending Balance, December 31, 2010	$2,941	$10,558	$7,593	$1,875	$1,175	$68	$24,210

Ending Balance, December 31, 2010:
Individually evaluated for impairment	$162	$418	$3,550	$—	$—	$—	$4,130
Collectively evaluated for impairment	2,779	10,140	4,043	1,875	1,175	68	20,080

Loans Receivable

At December 31, 2010

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, December 31, 2010	$200,384	$631,292	$240,007	$217,130	$119,403	$3,042	$1,411,258

Ending Balance, December 31, 2010:
Individually evaluated for impairment	$4,142	$13,955	$16,494	$845	$49	$—	$35,485
Collectively evaluated for impairment	196,242	617,337	223,513	216,285	119,354	3,042	1,375,773

The accounting policy related to the allowance for loan losses is considered a critical accounting policy given the level of estimation, judgment and uncertainty in evaluating the levels of the allowance required for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment and uncertainty can be on the consolidated financial results.

The Company’s ongoing credit quality management process relies on a system of activities to assess and evaluate various factors that impact the estimation of the allowance for loan losses.  These factors include, but are not limited to; current economic conditions; loan concentrations, collateral adequacy and value; past loss experience for particular types of loans, size, composition and nature of loans; migration of loans through our loan rating methodology; trends in charge-offs and recoveries.  This process also contemplates a disciplined approach to managing and monitoring credit exposures to ensure that the structure and pricing of credit is always consistent with the Company’s assessment of risk.  The loan officer has frequent contact with the borrower and is a key player in the credit management process and must develop and diligently practice sound credit management skills and habits to ensure effectiveness.  Under the direction of our loan committee and the chief credit officer, the credit risk management function works with the loan officers and other groups within the Company to monitor our loan portfolio, maintain our watch list, and compile the analysis necessary to determine the allowance for loan losses.

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

The following tables report the Company’s nonaccrual and past due loans at June 30, 2011 and December 31, 2010.  In addition, the credit quality of the loan portfolio is provided as of June 30, 2011 and December 31, 2010.

Nonaccrual and Past Due Loans

At June 30, 2011

( In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$2,783	$2,783	$202,533	205,316	$—	$2,783

Real estate - commercial
Owner occupied	—	—	238	238	188,629	188,867	—	238
Non-owner occupied	—	—	—	—	466,508	466,508	—	—

Real estate - construction
Residential	—	—	—	—	28,615	28,615	—	—
Commercial	—	—	5,565	5,565	208,194	213,759	—	5,565

Real estate - residential
Single family	—	—	559	559	173,982	174,541	—	559
Multi-family	—	—	—	—	45,069	45,069	—	—

Home equity lines	—	—	—	—	122,086	122,086	—	—

Consumer
Installment	—	—	—	—	2,993	2,993	—	—
Credit cards	—	—	—	—	340	340	—	—
	$—	$—	$9,145	$9,145	$1,438,949	$1,448,094	$—	$9,145

Nonaccrual and Past Due Loans

At December 31, 2010

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$664	$—	$2,887	$3,551	$196,833	200,384	$—	$2,887

Real estate - commercial
Owner occupied	—	—	238	238	196,139	196,377	—	238
Non-owner occupied	—	—	—	—	434,915	434,915	—	—

Real estate - construction
Residential	715	—	—	715	60,020	60,735	—	—
Commercial	—	—	3,546	3,546	175,726	179,272	—	3,546

Real estate - residential
Single family	653	—	845	1,498	169,505	171,003	—	845
Multi-family	—	—	—	—	46,127	46,127	—	—

Home equity lines	99	—	49	148	119,255	119,403	49	—

Consumer
Installment	—	—	—	—	2,203	2,203	—	—
Credit cards	—	—	—	—	839	839	—	—
	$2,131	$—	$7,565	$9,696	$1,401,562	$1,411,258	$49	$7,516

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of June 30, 2011 and December 31, 2010, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans

At June 30, 2011

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$3,183	$3,439	$—	$83
Real estate - commercial
Owner occupied	6,092	6,092	—	234
Non-owner occupied	4,012	4,012	—	136
Real estate - construction
Residential	—	—	—	—
Commercial	5,814	10,366	—	292
Real estate - residential
Single family	559	651	—	6
Multi-family	—	—	—	—
Home equity lines

With related allowance:
Commercial and industrial	$534	$534	$163	$16
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	5,024	5,024	1,500	149
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$3,717	$3,973	$163	$99
Real estate - commercial	10,104	10,104	—	370
Real estate - construction	10,838	15,390	1,500	441
Real estate - residential	559	651	—	6
Home equity lines	—	—	—	—
Total	$25,218	$30,118	$1,663	$916

Impaired Loans

At December 31, 2010

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$3,587	$5,046	$—	$271
Real estate - commercial
Owner occupied	6,187	6,235	—	323
Non-owner occupied	4,038	4,038	—	250
Real estate - construction
Residential	1,800	1,800	—	124
Commercial	3,796	4,987	—	273
Real estate - residential
Single family	845	1,196	—	23
Multi-family	—	—	—	—
Home equity lines	49	49	—	—

With related allowance:
Commercial and industrial	$555	$555	$162	$33
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	3,730	3,730	418	192
Real estate - construction				—
Residential				—
Commercial	10,898	10,898	3,550	537
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$4,142	$5,601	$162	$304
Real estate - commercial	13,955	14,003	418	765
Real estate - construction	16,494	17,685	3,550	934
Real estate - residential	845	1,196	—	23
Home equity lines	49	49	—	—
Total	$35,485	$38,534	$4,130	$2,026

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, substandard, doubtful and loss.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful has all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment as of June 30, 2011 and December 31, 2010.

Internal Risk Rating Grades

At June 30, 2011

(In thousands)

	Pass	Substandard	Doubtful	Loss
Commercial and industrial	$201,740	$3,717		$—

Real estate - commercial
Owner occupied	182,775	6,092		—
Non-owner occupied	462,496	4,012		—

Real estate - construction
Residential	28,615	—		—
Commercial	202,921	10,838		—

Real estate - residential
Single family	173,982	—	559	—
Multi-family	45,069	—		—

Home equity lines	122,086	—		—

Consumer
Installment	2,994	—	—	—
Credit cards	340	—	—	—
	$1,423,018	$24,659	$559	$—

Internal Risk Rating Grades

At December 31, 2010

(In thousands)

	Pass	Substandard	Doubtful	Loss
Commercial and industrial	$196,242	$4,142	$—	$—

Real estate - commercial
Owner occupied	190,190	6,187	—	—
Non-owner occupied	427,147	7,768	—	—

Real estate - construction
Residential	58,935	1,800	—	—
Commercial	164,578	14,694	—	—

Real estate - residential
Single family	170,158	—	845	—
Multi-family	46,127	—	—	—

Home equity lines	119,354	—	49	—

Consumer
Installment	839	—	—	—
Credit cards	2,203	—	—	—
	$1,375,773	$34,591	$894	$—

There were no loans modified during the three and six months ended June 30, 2011 that would be considered a troubled debt restructuring.

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

At June 30, 2011, accumulated other comprehensive income included an unrealized gain, net of tax, of $648,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at June 30, 2011 which is related to the Company’s cash flow hedges will be recognized in earnings during the third quarter of 2011.

At June 30, 2011, the Company had $154.7 million in residential mortgage rate lock commitments and associated forward sales, and $164.9 million in forward loan sales associated with $248.6 million of loans that had closed and presented as held for sale.

The Company has interest rate swaps to mitigate its exposure to interest rate risk.  These interest rate swaps have an aggregate notional amount of $10.0 million to hedge against changes in cash flows caused by movement in interest rates related to the Company’s issuance of $20.0 million in trust preferred securities.  At June 30, 2011, accumulated other comprehensive income included an after-tax unrealized gain of $10,000 related to these interest rate swaps.  In addition, the Company has an interest rate swap to mitigate the variability in the fair value for one loan receivable.  For the six months ended June 30, 2011 and 2010, the change in fair value recorded for this fair value hedge was a loss of $151,000 and a gain of $220,000, respectively.  The amount of ineffectiveness reflected in earnings was not significant in either period.

Note 8

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at June 30, 2011 and December 31, 2010.  In addition, the gains and losses related to these derivative instruments is provided for the three and six months ended June 30, 2011 and 2010.

Derivative Instruments and Hedging Activities

At of June 30, 2011

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,671
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,612	Accrued Interest Payable and Other Liabilities	916
Total Derivatives Designated as Hedging Instruments		1,612		2,587

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	5,708	Accrued Interest Payable and Other Liabilities	31
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	31	Accrued Interest Payable and Other Liabilities	524
Total Derivatives Not Designated as Hedging Instruments		5,739		555

Total Derivatives		$7,351		$3,142

Derivative Instruments and Hedging Activities

At December 31, 2010

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,837
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,465	Accrued Interest Payable and Other Liabilities	2,441
Total Derivatives Designated as Hedging Instruments		1,465		4,278

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,951	Accrued Interest Payable and Other Liabilities	264
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	264	Accrued Interest Payable and Other Liabilities	77
Total Derivatives Not Designated as Hedging Instruments		3,215		341

Total Derivatives		$4,680		$4,619

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended June 30, 2011

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$11	Other Income	$(11)
Total		$11		$(11)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(35)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	24	Other Income	885	Other Income	—
Total	$(11)		$885		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative

Forward Loan Sales Commitments and Rate Lock Commitments	$5,184	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	492	Other Income
Rate Lock Commitments	(492)	Other Income
Total	$5,184

Impact of Derivative Instruments on the Statement of Income

For the Six Months Ended June 30, 2011

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$(151)	Other Income	$151
Total		$(151)		$151

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$10	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	648	Other Income	(1,378)	Other Income	—
Total	$658		$(1,378)		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative

Forward Loan Sales Commitments	$8,922	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	816	Other Income
Rate Lock Commitments	(816)	Other Income
Total	$8,922

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended June 30, 2010

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$159	Other Income	$(159)
Total		$159		$(159)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(108)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(174)	Other Income	3,144	Other Income	1
Total	$(282)		$3,144		$1

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative

Forward Loan Sales Commitments and Rate Lock Commitments	$4,460	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	319	Other Income
Rate Lock Commitments	(319)	Other Income
Total	$4,460

Impact of Derivative Instruments on the Statement of Income

For the Six Months Ended June 30, 2010

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$220	Other Income	$(220)
Total		$220		$(220)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(185)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(175)	Other Income	939	Other Income	1
Total	$(360)		$939		$1

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative

Forward Loan Sales Commitments and Rate Lock Commitments	$7,401	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	509	Other Income
Rate Lock Commitments	(509)	Other Income
Total	$7,401

Note 9

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at June 30, 2011 is as follows:

			Wealth Management
	Mortgage Banking		and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2010	$1,781	$1,237	$616	$616	$2,397	$1,853
2011 activity:
Customer relationship intangibles		99	—		—	99
Balance at June 30, 2011	$1,781	$1,336	$616	$616	$2,397	$1,952

The aggregate amortization expense was $49,000 and $60,000 for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, the aggregate amortization expense was $99,000 and $119,000, respectively.

The estimated amortization expense for the next three years is as follows:

(In thousands)
2011 (July — December)	$99
2012	198
2013	148

The carrying amount of goodwill at June 30, 2011 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2010	$24	$10,120	$—	$10,144
No activity	—	—	—	—
Balance at June 30, 2011	$24	$10,120	$—	$10,144

Goodwill is tested for impairment on an annual basis or more frequently if events or circumstances warrant.  The Company will complete its annual impairment test for the mortgage banking segment during the third quarter of 2011.

For the period ended June 30, 2010, the Company performed its annual review of goodwill at Wilson/Bennett, a reporting unit within its Wealth Management and Trust Services segment, and recognized an impairment charge of $451,000.  No such analysis occurred during 2011 as the Company recorded an additional impairment during the fourth quarter of 2010, which resulted in an impairment charge of the remaining balance of goodwill and other intangible assets assigned to the Wilson/Bennett reporting unit.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at June 30, 2011 are collateralized.

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

Commitments to extend credit of $556.8 million primarily have floating rates as of June 30, 2011.  At June 30, 2011, standby letters of credit were $23.0 million. Commitments to extend credit of $156.7 million as of June 30, 2011 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  At June 30, 2011, this reserve had a balance of $500,000, of which $400,000 is related to a negotiated settlement of claims from an investor.  There was no reserve at December 31, 2010.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims.

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

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three months ended June 30, 2011.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are shown below:

At June 30, 2011

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,156	$5,156	$—	$—
U.S. government- sponsored agencies	37,800	—	37,800	—
Mortgage-backed securities	218,366	—	218,366	—
Municipal securities	77,698	—	77,698	—
Total investment securities available-for-sale	339,020	5,156	333,864	—
Investment securities — trading	2,291	—	2,291	—
Loans receivable — designated for fair value hedge	12,803	—	12,803	—
Bank-owned life insurance	34,744	—	34,744	—
Derivative liability - interest rate swaps	1,671	—	1,671	—
Derivative asset - rate lock and forward loan sales commitments	7,320	—	7,320	—
Derivative asset — interest rate lock commitments	31	—	31	—
Derivative liability - rate lock and forward loan sales commitments	947	—	947	—
Derivative liability — interest rate lock commitments	524	—	524	—

At December 31, 2010

(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,114	$5,114	$—	$—
U.S. government- sponsored agencies	32,119	—	32,119	—
Mortgage-backed securities	219,482	—	219,482	—
Municipal securities	64,283	—	64,283	—
Total investment securities available-for-sale	320,998	5,114	315,884	—
Investment securities — trading	2,107	—	2,107	—
Loan receivable - designated for fair value hedge	13,004	—	13,004	—
Bank-owned life insurance	34,358	—	34,358	—
Derivative liability - interest rate swaps	1,837	—	1,837	—
Derivative asset - rate lock and forward loan sales commitments	4,416	—	4,416	—
Derivative asset — interest rate lock commitments	264	—	264	—
Derivative liability - rate lock and forward loan sales commitments	2,705	—	2,705	—
Derivative liability — interest rate lock commitments	77	—	77	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s corporate bonds held in its held-to-maturity investment securities portfolio, loans receivable — evaluated for impairment and other real estate owned.

At June 30, 2011

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$3,795	$—	$—	$3,795
Loans receivable — evaluated for impairment	25,077	—	10,562	14,515
Other real estate owned	719	—	719	—

At December 31, 2010

(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
George Mason — Reporting Unit	$27,490	$—	$—	$27,490
Corporate bonds	3,197	—	—	3,197
Loans receivable — evaluated for impairment	31,355	—	12,942	18,413
Other real estate owned	1,250	—	1,250	—

The Company’s held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at June 30, 2011 (each security has a par value of $2.0 million).  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the A-3 tranches in each issuance.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

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

Loans receivable — evaluated for impairment that are measured at fair value using Level 3 inputs on a nonrecurring basis total $14.5 million at June 30, 2011.  Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence.  In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated.  This is considered a Level 3 valuation.  The value of business equipment is based upon the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.  At June 30, 2011, the Company’s Level 3 loans consisted of four relationships, secured primarily by commercial real estate of $10.8 million with a valuation allowance of $1.5 million; one relationship, secured by accounts receivable, inventory, equipment and commercial real estate of $2.8 million which did not have a valuation allowance; and two relationships, primarily secured by residential real estate of $900,000 which did not have a valuation allowance.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,054	23,054
Investment securities held-to-maturity and other investments	24,054	24,495
Loans held for sale	248,649	248,649
Loans receivable, net	1,408,041	1,435,918
Accrued interest receivable	6,696	6,696

Financial liabilities:
Demand deposits	$230,431	230,431
Interest checking	133,209	133,209
Money market and statement savings	401,322	401,322
Certificates of deposit	682,854	692,379
Other borrowed funds	444,930	468,115
Accrued interest payable	1,571	1,571

	December 31, 2010
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,868	$25,868
Investment securities held-to-maturity and other investments	30,344	30,999
Loans held for sale	206,047	206,047
Loans receivable, net	1,360,813	1,384,836
Accrued interest receivable	6,699	6,699

Financial liabilities:
Demand deposits	$229,575	$229,575
Interest checking	135,395	135,395
Money market and statement savings	379,320	379,320
Certificates of deposit	659,435	668,247
Other borrowed funds	389,586	416,396
Accrued interest payable	1,415	1,415

Note 12

Loss on Extinguishment of Debt

During the first quarter of 2011, the Company extinguished $15.0 million in Federal Home Loan Bank (“FHLB”) advances which had an average cost of 2.81%, or $422,000 annually.  As part of the prepayment arrangement with the FHLB, the Company paid a one-time penalty of $450,000 during the first quarter of 2011 related to these advances.

Note 13

Subsequent Event

The Company was informed by letter July 1, 2011 that the U.S. Department of Justice (the “DOJ”) might initiate the filing of a complaint against Cardinal Bank and George Mason Mortgage, LLC alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act.  The Company believes that its lending practices have complied with these laws.  In addition, the Company has always received a satisfactory rating on all of its Community Reinvestment Act exams conducted by federal regulators since its inception. The Company intends to cooperate fully with the DOJ in this matter. It is too early to assess whether the resolution of this matter will have an effect on the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2011 and December 31, 2010 and the unaudited results of our operations for the three and six months ended June 30, 2011 and 2010. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

•                  the possibility of the Department of Justice filing a complaint against Cardinal Bank and George Mason Mortgage, LLC alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act and the impact a resolution to this matter will have on our business, operations or financial condition;

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

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of this Form 10-Q.

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

We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank with 27 banking offices located in Northern Virginia and the greater Washington D.C. metropolitan area.  The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

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

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are appropriate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment. Additional provisions for such losses, if necessary, would be recorded in the commercial banking or mortgage banking segments, as appropriate, and would negatively impact earnings.

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

Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, is effective for interim and annual period beginning on or after June 15, 2011.  We will adopt this standard for the third quarter of 2011, and do not expect it to have a material impact on our consolidated financial condition or results of operations.

The FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU was issued concurrently with IFRS 13, Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements.  The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.  A public entity is required to apply the ASU prospectively for interim and annual periods after December 15, 2011.  Early adoption is not permitted for a public entity.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practical.  The adoption of this standard will not have a material impact on our consolidated financial condition or results of operations.

2011 Economic Environment

Despite the challenges in the national and global economies, the metropolitan Washington, D.C. area, the region we operate in, continues to perform relatively well as compared to other geographic regions.  Our credit quality continues to remain strong despite the challenging economic environment.  At June 30, 2011, we have non-accrual loans totaling $9.1 million and no loans contractually past due 90 days or more as to principal or interest.  Annualized net charge-offs were 0.49% of our average loans receivable for the six months ended June 30, 2011. Due to continued low mortgage loan rates, originations from our mortgage banking segment for the first six months of 2011 have surpassed originations for the same period of 2010.

Market illiquidity continues to impact certain portions of our investment securities portfolio, specifically the ratings of certain corporate bonds. We hold investments of $8.0 million in par value of pooled trust preferred securities, which are significantly below book value as of June 30, 2011 due to the lack of liquidity in the market, deferrals and defaults of issuers, and investor apprehension for investing in these types of investments.

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

The U.S. government continues to enact legislation and develop various programs and initiatives designed to regulate the financial services industry, stabilize the housing markets and stimulate the economy.  In July 2010, the Financial Reform Act was signed into law.  Many of the regulations implementing the Financial Reform Act have not been finalized, so we remain unsure of the full impact this legislation will have on our business, operations or our financial condition.

Statements of Income

General

For the three months ended June 30, 2011 and 2010, we reported net income of $5.9 million and $4.7 million, respectively, an increase of $1.2 million, or 25%.  Net interest income after the provision for loan losses increased $3.5 million to $17.9 million for the three months ended June 30, 2011 compared to $14.4 million for the three months ended June 30, 2010.  Provision for loan losses for the three months ended June 30, 2011 was $750,000, a decrease of $2.0 million, compared to $2.7 million for the same period of 2010. The decrease in our provision expense was primarily related to a decrease in our watch list credits and recoveries recorded during the second quarter of 2011. Additionally, the rate of loan growth in our loan portfolio for the second quarter of 2011 was less than the rate of growth for the comparable period in 2010.  Noninterest income for the three months ended June 30, 2011 and 2010 was $7.3 million and $6.8 million, respectively, an increase of $427,000.  The increase in noninterest income is mostly attributable to the increase in realized and unrealized gains on mortgage banking activities, a result of our increased origination activity year over year.  For the three months ended June 30, 2011, noninterest expense increased to $16.3 million, compared to $14.2 million for the same period of 2010.  The increase in noninterest expense is attributable to increases in salary and benefits expense as we have added business development officers in our commercial banking and mortgage banking operations and an increase in reserves related to mortgage loan repurchases and settlements for the second quarter of 2011.

For the three months ended June 30, 2011, basic and diluted income per common share were each $0.20.  Basic and diluted earnings per common share for the three months ended June 30, 2010 were each $0.16.  Weighted average fully diluted shares outstanding for the three months ended June 30, 2011 and 2010 were 29,884,189 and 29,641,022, respectively.

Return on average assets for the three months ended June 30, 2011 and 2010 was 1.14% and 0.96%, respectively. Return on average equity for the three months ended June 30, 2011 and 2010 was 9.99% and 8.84%, respectively.

Net income for the six months ended June 30, 2011 and 2010 was $11.1 million and $8.5 million, respectively, an increase of $2.6 million, or 31%.  Net interest income after provision for loan losses for the six months ended June 30, 2011 increased $7.2 million to $34.5 million, compared to $27.3 million for the same six month period of 2010.  The increase in net interest income after provision for loan losses is related to our increase in net interest income for the periods presented in addition to a decrease in provision for loan losses.  Net interest income increased to $36.3 million for the six months ended June 30, 2011, compared to $32.4 million for the six months ended June 30, 2010.  Provision for loan losses for the six months ended June 30, 2011 and 2010 were $1.9 million and $5.1 million, respectively, a decrease of $3.3 million.  Noninterest income decreased $292,000 to $12.3 million for the six months ended June 30, 2011, compared to $12.6 million for the same period of 2010.  Noninterest expense was $30.0 million for the six months ended June 30, 2011, an increase of $2.8 million compared to $27.2 million for the six months ended June 30, 2010.

For the six months ended June 30, 2011, basic and diluted income per common share were $0.38 and $0.37, respectively.  Basic and diluted earnings per common share for the six months ended June 30, 2010 were each $0.29.  Weighted average fully diluted shares outstanding for the six months ended June 30, 2011 and 2010 were 29,841,614 and 29,565,862, respectively.

Return on average assets for the six months ended June 30, 2011 and 2010 was 1.08% and 0.88%, respectively. Return on average equity for the six months ended June 30, 2011 and 2010 was 9.59% and 8.10%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management and trust services.  Net income attributable to the commercial banking segment for the three months ended June 30, 2011 was $5.6 million compared to net income of $3.6 million for the three months ended June 30, 2010.  Net interest income increased $1.6 million to $18.3 million for the three months ended June 30, 2011, compared to $16.7 million for the same period of 2010.  Provision for loan losses decreased $2.0 million to $750,000 for the three months ended June 30, 2011 compared to $2.7 million for the same period of 2010. The decrease in our provision expense was primarily related to a decrease in our watch list credits and recoveries recorded during the second quarter of 2011. Noninterest income increased to $1.3 million for the three months ended June 30, 2011 compared to $1.1 million for the three months ended June 30, 2010.  Noninterest expense was $10.4 million for the three months ended June 30, 2011, compared to $9.6 million for the same period of 2010.  The increase in noninterest expense for the second quarter of 2011 as compared to the same period of 2010 is primarily due to expenses related to additions to our business development staff at the Bank.

For the six months ended June 30, 2011, net income attributable to the commercial banking segment was $11.1 million, an increase of $3.8 million, from $7.3 million for the same six month period of 2010.  The increase in net income is attributable to the increase in our net interest income for the periods presented.  Net interest income increased $4.0 million to $35.7 million for the six months ended June 30, 2011, compared to $31.7 million for the six months ended June 30, 2010.  Provision for loan losses decreased $3.3 million to $1.9 million for the six months ended June 30, 2011, again as a result of the current economic and market conditions.  Noninterest income for each of the six months ended June 30, 2011 and 2010 was $2.1 million.  Noninterest expense increased to $19.4 million from $18.0 million for the six months ended June 30, 2011 compared to the same period of 2010. The increase in noninterest expense for 2011 as compared to 2010 is primarily due to expenses related to additions to our business development staff at the Bank and expenses related to marketing and branch expansion.

The mortgage banking segment reported net income of $1.3 million for the three months ended June 30, 2011 compared to net income of $1.9 million for the three months ended June 30, 2010.  For the six months ended June 30, 2011, net income was $1.8 million, a decrease of $635,000 compared to $2.5 million for the six months ended June 30, 2010.  The decrease in net income for the mortgage banking segment for the three and six months ended June 30, 2011 compared to the same period of 2010 is primarily related to office expansion and increases in loan origination officers and staff over the past year.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded net income of $16,000 for the three months ended June 30, 2011, compared to a net loss of $220,000 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, this business segment recorded a net loss of $133,000 compared to a net loss of $91,000 for the same period in 2010. The decrease in net year-to-date income during 2011 is primarily attributable to our renegotiation of the service agreement with a trust customer.  Also, during the second quarter of 2010, we recorded an impairment charge of $451,000 as a result of our annual impairment assessment related to Wilson/Bennett goodwill.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended June 30, 2011 and 2010 was $18.7 million and $17.1 million, respectively, a period-to-period increase of $1.5 million, or 9%.  For the six months ended June 30, 2011, our net interest income was $36.3 million, compared to $32.4 million for the same period in 2010, an increase of $3.9 million, or 12%.  The yields on our loans receivable portfolio decreased marginally for the three and six months ended June 30, 2011 compared to the same period of 2010.  During 2011, we continued to decrease our overall funding costs by lowering the interest rates on our deposit liabilities and extending the near term maturities on $95 million of our FHLB advances for an average cost savings of 0.99% annually on those borrowings.

Interest income on loans receivable, increased $861,000 for the three months ended June 30, 2011 compared to the same three month period of 2010. For the six months ended June 30, 2011, interest income on loans receivable, increased $2.1 million as compared to the six months ended June 30, 2010.  The increase in interest income on loans receivable is primarily a result of an increase in the volume of our loans receivable portfolio.  Interest income on loans held for sale was $2.0 million for each of the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 interest income from loans held for sale increased to $3.2 million compared to $3.3 million for the six months ended June 30, 2010.

Interest income on investment securities, decreased $205,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  For the six months ended June 30, 2011, interest income on investment securities decreased $451,000.  The decrease in interest income on investment securities is due to the decreased yield of the portfolio for the three and six months ended June 30, 2011 compared to the same period of 2010.  Because of the current low interest rate environment, new purchases of investment securities are at lower rates which are contributing to the decrease in the yield in the portfolio.

Total interest expense has decreased $961,000 for the three months ended June 30, 2011 as compared to the same period of 2010.  For the six months ended June 30, 2011, total interest expense decreased $2.5 million as compared to the same six month period in 2010.  The decrease in total interest expense is mostly related to the reductions in the interest rates we pay on our interest and money market checking and savings deposit accounts given the current low interest rate environment.  In addition, our certificates of deposit are repricing at lower interest rates.  During the first quarter of 2011, we implemented two cost of funds reduction strategies related to our FHLB advances.  Approximately $95 million of these advances with near term maturities were extended by an average maturity of 2.9 years.  We are now paying an average 3.22% on these borrowings, a yield reduction of 0.99%, equating to approximately $940,000 in interest expense annually.  As part of the prepayment arrangement with the FHLB, we paid a one-time penalty of $450,000 during the first quarter of 2011 related to these advances.

Our net interest margin, on a tax-equivalent basis, which equals net interest income divided by average interest earning assets, was 3.84% and 3.74% for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, net interest margin was 3.75% and 3.56%, respectively.  The increase in our net interest margin is again attributable to our balance sheet management and strategically decreasing the interest rates we pay on our deposit liabilities.  The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Rate and Volume Analysis

Three Months Ended June 30, 2011, 2010 and 2009

(In thousands)

	2011 Compared to 2010			2010 Compared to 2009
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$437	$(129)	$308	$(50)	$38	$(12)
Real estate - commercial	550	(332)	218	1,133	(106)	1,027
Real estate - construction	676	(114)	562	259	403	662
Real estate - residential	(171)	(91)	(262)	364	(73)	291
Home equity lines	43	(12)	31	83	32	114
Consumer	8	(4)	4	3	(6)	(3)
Total loans	1,543	(682)	861	1,791	288	2,079

Loans held for sale	84	(147)	(63)	(468)	229	(239)
Investment securities available-for-sale	82	(129)	(47)	1,678	(471)	1,207
Investment securities held-to-maturity	(132)	(26)	(158)	(121)	(32)	(153)
Other investments	(0)	21	21	—	10	10
Federal funds sold	8	(1)	7	(27)	0	(27)
Total interest income (2)	1,585	(964)	621	2,853	24	2,877

Interest expense:

Interest - bearing deposits:

Interest checking	0	(43)	(43)	32	(226)	(194)
Money markets	92	(60)	32	136	(135)	1
Statement savings	(39)	(46)	(85)	(18)	(782)	(800)
Certificates of deposit	13	(402)	(389)	232	(1,484)	(1,252)
Total interest - bearing deposits	66	(551)	(485)	382	(2,627)	(2,245)

Other borrowed funds	3	(479)	(476)	141	(248)	(107)

Total interest expense	69	(1,030)	(961)	523	(2,875)	(2,352)

Net interest income (2)	$1,516	$66	$1,582	$2,330	$2,899	$5,229

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

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended June 30, 2011, 2010 and 2009

(In thousands)

	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$189,683	$2,145	4.50%	$153,902	$1,837	4.77%	$158,159	$1,849	4.67%
Real estate - commercial	641,619	9,685	6.01%	610,283	9,467	6.21%	538,079	8,440	6.27%
Real estate - construction	245,202	3,302	5.39%	196,685	2,740	5.57%	174,903	2,078	4.75%
Real estate - residential	212,046	2,699	5.09%	225,010	2,961	5.26%	197,985	2,670	5.39%
Home equity lines	123,013	1,139	3.71%	118,437	1,108	3.75%	109,430	994	3.64%
Consumer	3,162	40	5.08%	2,604	36	5.55%	2,426	39	6.61%
Total loans	1,414,725	19,010	5.37%	1,306,921	18,149	5.55%	1,180,982	16,070	5.44%

Loans held for sale	166,131	1,894	4.56%	159,316	1,957	4.91%	202,499	2,196	4.34%
Investment securities available-for-sale	336,561	3,693	4.39%	329,358	3,740	4.54%	198,129	2,533	5.11%
Investment securities held-to-maturity	16,007	108	2.69%	31,814	266	3.34%	44,753	419	3.75%
Other investments	15,721	31	0.80%	15,728	10	0.26%	15,728	—	0.00%
Federal funds sold	19,834	11	0.22%	8,372	4	0.24%	56,997	31	0.22%
Total interest-earning assets and interest income (2)	1,968,979	24,747	5.03%	1,851,509	24,126	5.21%	1,699,088	21,249	5.00%

Noninterest earning assets:
Cash and due from banks	14,316			$11,236			$1,762
Premises and equipment, net	17,504			15,901			15,907
Goodwill and other intangibles, net	10,616			13,847			14,093
Accrued interest and other assets	82,921			81,595			61,305
Allowance for loan losses	(24,695)			(19,554)			(15,733)
Total assets	$2,069,641			$1,954,534			$1,776,422

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$136,053	65	0.19%	136,023	108	0.32%	123,000	302	0.98%
Money markets	164,827	170	0.41%	98,776	138	0.56%	49,553	137	1.11%
Statement savings	241,493	218	0.36%	277,607	303	0.44%	282,285	1,103	1.57%
Certificates of deposit	656,591	2,864	1.75%	650,729	3,253	2.00%	618,865	4,505	2.92%
Total interest - bearing deposits	1,198,964	3,317	1.11%	1,163,135	3,802	1.31%	1,073,703	6,047	2.26%

Other borrowed funds	370,220	2,537	2.75%	369,896	3,013	3.27%	353,883	3,120	3.54%

Total interest-bearing liabilities and interest expense	1,569,184	5,854	1.50%	1,533,031	6,815	1.78%	1,427,586	9,167	2.58%

Noninterest-bearing liabilities:
Demand deposits	242,366			187,279			148,407
Other liabilities	21,759			21,165			22,515
Common shareholders’ equity	236,332			213,059			177,914
Total liabilities and shareholders’ equity	$2,069,641			$1,954,534			$1,776,422

Net interest income and net interest margin (2)		$18,893	3.84%		$17,311	3.74%		$12,082	2.84%

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

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Six Months Ended June 30, 2011, 2010 and 2009

(In thousands)

	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$187,640	$4,221	4.47%	$156,924	$3,677	4.69%	$164,302	$3,941	4.80%
Real estate - commercial	635,671	19,149	5.99%	604,878	18,615	6.15%	514,029	16,091	6.26%
Real estate - construction	243,220	6,637	5.46%	193,632	5,355	5.53%	177,292	3,844	4.34%
Real estate - residential	213,655	5,505	5.15%	225,526	5,884	5.22%	202,455	5,498	5.43%
Home equity lines	122,331	2,250	3.71%	118,505	2,168	3.69%	107,659	1,970	3.69%
Consumer	3,090	82	5.29%	2,646	76	5.79%	2,469	75	6.21%
Total loans	1,405,607	37,844	5.38%	1,302,111	35,775	5.49%	1,168,206	31,419	5.38%

Loans held for sale	137,661	3,194	4.64%	129,766	3,262	5.03%	187,241	4,021	4.29%
Investment securities available-for-sale	333,497	7,330	4.40%	330,559	7,490	4.53%	215,140	5,521	5.13%
Investment securities held-to-maturity	18,343	262	2.86%	32,892	553	3.36%	46,894	904	3.86%
Other investments	15,724	63	0.80%	15,728	21	0.26%	15,681	(19)	-0.25%
Federal funds sold	48,547	57	0.24%	23,572	28	0.24%	40,173	44	0.22%
Total interest-earning assets and interest income (2)	1,959,379	48,750	4.98%	1,834,628	47,129	5.14%	1,673,335	41,890	5.01%

Noninterest earning assets:
Cash and due from banks	14,465			$12,908			$931
Premises and equipment, net	17,126			15,838			16,106
Goodwill and other intangibles, net	10,642			13,880			14,123
Accrued interest and other assets	81,163			79,734			59,293
Allowance for loan losses	(24,656)			(19,327)			(15,233)
Total assets	$2,058,119			$1,937,661			$1,748,555

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	133,708	126	0.19%	134,087	318	0.48%	121,098	678	1.13%
Money markets	158,092	326	0.42%	91,315	299	0.66%	46,945	284	1.22%
Statement savings	248,344	446	0.36%	282,512	915	0.65%	271,925	2,288	1.70%
Certificates of deposit	656,678	5,835	1.79%	648,468	6,905	2.15%	612,760	9,554	3.14%
Total interest - bearing deposits	1,196,822	6,733	1.13%	1,156,382	8,437	1.47%	1,052,728	12,804	2.45%

Other borrowed funds	367,023	5,245	2.88%	369,568	6,035	3.29%	363,946	6,263	3.47%

Total interest-bearing liabilities and interest expense	1,563,845	11,978	1.54%	1,525,950	14,472	1.91%	1,416,674	19,067	2.71%

Noninterest-bearing liabilities:
Demand deposits	237,785			180,448			141,132
Other liabilities	24,541			21,221			21,050
Common shareholders’ equity	231,948			210,042			169,699
Total liabilities and shareholders’ equity	$2,058,119			$1,937,661			$1,748,555

Net interest income and net interest margin (2)		$36,772	3.75%		$32,657	3.56%		$22,823	2.73%

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

Rate and Volume Analysis

Six Months Ended June 30, 2011, 2010 and 2009

(In thousands)

	2011 Compared to 2010			2010 Compared to 2009
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$748	$(204)	$544	$(177)	$(87)	$(264)
Real estate - commercial	1,043	(509)	534	2,844	(320)	2,524
Real estate - construction	1,371	(89)	1,282	354	1,157	1,511
Real estate - residential	(310)	(69)	(379)	627	(241)	386
Home equity lines	70	12	82	198	(0)	198
Consumer	14	(8)	6	5	(4)	1
Total loans	2,936	(867)	2,069	3,851	505	4,356

Loans held for sale	198	(266)	(68)	(1,234)	475	(759)
Investment securities available-for-sale	67	(227)	(160)	2,962	(993)	1,969
Investment securities held-to-maturity	(245)	(46)	(291)	(270)	(81)	(351)
Other investments	(1)	43	42	(0)	40	40
Federal funds sold	30	(1)	29	(18)	2	(16)
Total interest income (2)	2,985	(1,364)	1,621	5,291	(52)	5,239

Interest expense:

Interest - bearing deposits:

Interest checking	(1)	(191)	(192)	73	(433)	(360)
Money markets	219	(192)	27	268	(253)	15
Statement savings	(111)	(358)	(469)	89	(1,462)	(1,373)
Certificates of deposit	87	(1,157)	(1,070)	557	(3,206)	(2,649)
Total interest - bearing deposits	194	(1,898)	(1,704)	987	(5,354)	(4,367)

Other borrowed funds	(42)	(748)	(790)	97	(325)	(228)

Total interest expense	152	(2,646)	(2,494)	1,084	(5,679)	(4,595)

Net interest income (2)	$2,833	$1,282	$4,115	$4,207	$5,627	$9,834

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

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2011 and 2010 was $750,000 and $2.7 million, respectively. For the six months ended June 30, 2011 and 2010, our provision for loan losses was $1.9 million and $5.1 million, respectively.  The decrease in our provision expense during 2011 compared to 2010 is a result of a decrease in our watch list credits, recoveries recorded during 2011 and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.”

During 2011, we recorded charge-offs on three impaired commercial loans totaling $3.6 million.  Impairment was recognized during 2010 on two of these loans and we placed them on nonaccrual status during the first quarter of 2011 because these loans deteriorated further by falling significantly past-due and repayment of these loans under their current agreements with the Bank is highly unlikely.  During the second quarter of 2011, one impaired loan deteriorated further by becoming significantly past due with repayment under current terms unlikely.  This loan was placed on nonaccrual during the second quarter of 2011 and we charged-off $2.4 million.  The deterioration of these loans is based on isolated incidences with respect to these borrowers and we do not believe it is indicative of a broader deterioration of the overall credit quality of our loan portfolio.  Residential loans of $380,000 were charged off during the second quarter of 2011.  In addition, consumer loans totaling $18,000 were charged-off during 2011.  Recoveries from previously charged-off loans totaled $568,000 for the six months ended June 30, 2011.  The majority of these recoveries were from previously charged-off residential loans.

Nonperforming loans at June 30, 2011 and December 31, 2010, were $9.1 million and $7.6 million, respectively.

The allowance for loan losses was $22.6 million at June 30, 2011 and December 31, 2010. Our allowance for loan losses ratio to loans receivable, net was 1.56% and 1.72% at June 30, 2011 and December 31, 2010, respectively.  The decrease in our reserve ratio is a result of a modest improvement in the overall credit quality of our loan portfolio.

Continued challenging economic conditions could adversely affect our home equity loans of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Continued deterioration in commercial and residential real estate values, employment data and household incomes could result in higher credit losses for us.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At June 30, 2011, our commercial real estate (including construction lending) portfolio was 62% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three and Six Months Ended June 30, 2011 and 2010

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance, beginning of the period	$24,209	$19,287	$24,210	$18,636

Provision for loan losses	750	2,700	1,860	5,125

Loans charged off:
Commercial and industrial	(2,398)	—	(3,614)	(1,362)
Residential	(380)	(918)	(380)	(1,307)
Consumer	(9)	(13)	(18)	(48)
Total loans charged off	(2,787)	(931)	(4,012)	(2,717)

Recoveries:
Commercial and industrial	272	—	273	3
Residential	180	1	292	10
Consumer	2	1	3	1
Total recoveries	454	2	568	14

Net (charge offs) recoveries	(2,333)	(929)	(3,444)	(2,703)

Ending balance, June 30,	$22,626	$21,058	$22,626	$21,058

	June 30,	June 30,
	2011	2010
Loans:
Balance at period end	$1,445,921	$1,329,520
Allowance for loan losses to loans receivable, net of fees	1.56%	1.58%
Annualized net charge-offs to average loans receivable	0.49%	0.42%

Allocation of the Allowance for Loan Losses

At June 30, 2011 and December 31, 2010

(In thousands)

	June 30,		December 31,
	2011		2010
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$3,190	14.18%	$2,941	14.20%
Real estate - commercial	10,577	45.26%	10,558	44.73%
Real estate - construction	5,728	16.74%	7,593	17.01%
Real estate - residential	1,860	15.17%	1,875	15.39%
Home equity lines	1,197	8.43%	1,175	8.46%
Consumer	74	0.22%	68	0.21%

Total allowance for loan losses	$22,626	100.00%	$24,210	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At June 30, 2011 and December 31, 2010

(In thousands)

	June 30,	December 31,
	2011	2010
Nonaccruing loans	$9,145	$7,516

Loans contractually past-due 90 days or more	—	49

Total nonperforming loans	$9,145	$7,565

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Noninterest income for the three months ended June 30, 2011 and 2010 was $7.3 million and $6.8 million, respectively.  Realized and unrealized gains on mortgage banking activities by our mortgage banking segment for the three months ended June 30, 2011 and 2010 were $4.3 million and $3.7 million, respectively, an increase of $560,000, or 15%.  Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees and gains associated with our sales of loans to third party investors.  Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.  For the six months ended June 30, 2011 and 2010, realized and unrealized gains on mortgage banking activities were $7.4 million and $6.5 million, respectively, an increase of $862,000, or 13%. The increase for both the three and six month periods of 2011 compared to the same periods of 2010 are directly related to the increased loan origination and sales volume during 2011 compared to 2010. We continue to invest resources in our mortgage business and have added loan origination officers during the last twelve months.

Management fee income, which represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales, decreased $161,000 to $683,000 for the three months ended June 30, 2011 as compared to $844,000 for the three months ended June 30, 2010.  For the six months ended June 30, 2011 and 2010, management fee income was $982,000 and $1.4 million, respectively, a decrease of $439,000, or 31%.  During the first quarter of 2011, one of the managed companies ceased operating independently and was converted to a branch office of George Mason because of the increased regulatory requirements placed on mortgage companies.  The employees of this managed company are now employees of George Mason.  The income once earned from this managed company is now reflected in realized and unrealized gains on mortgage banking activities.

Investment fee income decreased $304,000 to $711,000 for the three months ended June 30, 2011 compared to $1.0 million for the same period of 2010. For the six months ended June 30, 2011 and 2010, investment fee income was $1.3 million and $2.0 million, respectively.  The decrease in fee income is directly attributable to the renegotiation of our service contract with a trust customer.  We are currently repositioning our wealth management operations for future growth and less risk.

The increase in the cash surrender value of our bank-owned life insurance for the three and six months ended June 30, 2011 was $207,000, and $387,000, respectively.  For the same three and six month periods of 2010, income from bank-owned life insurance was $177,000 and $326,000, respectively.  The increase is directly related to increases in the underlying value of the investments.

For the three and six months ended June 30, 2011, we recorded net gains on sales of investment securities available-for-sale of $423,000 and $826,000, respectively.  For the three and six months ended June 30, 2010, we recorded net gains on sales of investments securities available-for-sale of $269,000 and $533,000, respectively.

During the first quarter of 2011, we prepaid $15 million in FHLB advances to reduce our funding costs at the Bank.  As part of the arrangement with the FHLB, we paid a prepayment penalty of $450,000 to extinguish these borrowings prior to their maturity.  No such expense occurred during 2010.

Noninterest income represented 28% and 29% of our total revenues for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, noninterest income as a percentage of our total revenues was 25% and 28%, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended June 30, 2011 was $16.3 million, compared to $14.2 million for the same period of 2010, an increase of $2.1 million, or 15%.  For the six months ended June 2011 and 2010, respectively, noninterest expense was $30.0 million and $27.2 million, respectively.

For the quarter ended June 30, 2011, salaries and benefits expense increased to $7.9 million up from $6.7 million for the quarter ended June 30, 2010.  For the six months ended June 30, 2011 and 2010, salaries and benefits expense was $14.6 million and $12.9 million, respectively.  The increase in salaries and benefits expense is mostly related to increases in our business development personnel at our commercial banking and mortgage banking segments.

Mortgage loan repurchases and settlements for the three months ended June 30, 2011 and 2010 were $400,000 and ($165,000), respectively.  The increase in mortgage loan repurchases and settlements during the second quarter of 2011 was a result of a negotiated settlement of claims from an investor.  For the six months ended

June 30, 2011 and 2010, mortgage loan repurchases and settlements were $500,000 and $398,000, respectively.

Professional fees were $946,000 for the three months ended June 30, 2011, an increase of $320,000 when compared to the same period of 2010.  For the six months ended June 30, 2011 and 2010, professional fees were $1.5 million and $1.0 million, respectively.  The increase is directly related to costs for exploring the possibility of further growth of the Company through acquisitions.  However, until the potential complaint by the Department of Justice, which is more fully discussed in Part II, Item 3 of this report, is resolved, our ability to complete any potential acquisition may be limited.

For the three months ended June 30, 2011 and 2010, depreciation expense was $760,000 and $446,000, respectively.  For the six months ended June 30, 2011 and 2010, depreciation expense was $1.2 million and $1.0 million, respectively.  The mortgage banking segment is currently implementing a new loan origination system, requiring the acceleration in depreciation on the incumbent system.

During the second quarter of 2010, we recorded an impairment charge of $451,000 related to the annual impairment analysis of the goodwill associated with our Wilson/Bennett reporting unit.  No such analysis occurred during 2011 as we recorded an additional impairment during the fourth quarter of 2010, which resulted in an impairment charge of the remaining balance of goodwill and other intangible assets assigned to the Wilson/Bennett reporting unit.

Additional increases in noninterest expense are related to increases in marketing and business development expense.

Income Taxes

For the three months ended June 30, 2011, we recorded a provision for income taxes of $3.0 million, compared to $2.4 million for the same period of 2010.  Our effective tax rate for the three months ended June 30, 2011 and 2010 was 33.7% and 33.9%, respectively.  For the six months ended June 30, 2011, we recorded a provision for income taxes of $5.6 million, compared to $4.1 million for the same period of 2010.  Our effective tax rate for the six months ended June 30, 2011 and 2010 was 33.6% and 32.7%, respectively.  Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $2.16 billion and $2.07 billion at June 30, 2011 and December 31, 2010, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $356.9 million at June 30, 2011, compared to $345.0 million at December 31, 2010, an increase of $11.9 million. The increase in investment securities during 2011 as compared to December 31, 2010 is a result of new purchases because of the decrease in the funding needs for our loans held for sale portfolio during the first quarter of 2011.  The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our investment securities portfolio.

Investment Securities

At June 30, 2011 and December 31, 2010

(In thousands)

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at June 30, 2011
U.S. government-sponsored agencies
Five to ten years	$35,800	$37,800	3.97%
Total U.S. government-sponsored agencies	35,800	37,800	3.97%

Mortgage-backed securities (1)
One to five years	2	2	9.04%
Five to ten years	16,802	17,800	4.22%
After ten years	193,612	200,564	4.34%
Total mortgage-backed securities	210,416	218,366	4.33%

Tax exempt municipal securities (2)
Five to ten years	13,736	14,330	3.45%
After ten years	57,574	58,872	4.01%
Taxable municipal securities
Five to ten years	3,311	3,445	4.96%
After ten years	996	1,051	5.10%
Total municipal securities	75,617	77,698	3.96%

U. S. treasury securities
One to five years	4,934	5,156	2.36%
Total U.S. treasury securities	4,934	5,156	2.36%
Total investment securities available-for-sale	$326,767	$339,020	4.18%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at June 30, 2011
Mortgage-backed securities (1)
Five to ten years	2,180	2,317	4.65%
After ten years	5,417	5,721	4.00%
Total mortgage-backed securities	7,597	8,038	4.19%

Corporate bonds
After ten years	8,004	3,795	1.33%
Total corporate bonds	8,004	3,795	1.33%
Total investment securities held-to-maturity	15,601	11,833	2.72%

Total investment securities	$342,368	$350,853	4.11%

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at December 31, 2010
U.S. government-sponsored agencies
Five to ten years	$30,941	$32,119	3.95%
Total U.S. government-sponsored agencies	30,941	32,119	3.95%

Mortgage-backed securities (1)
One to five years	7	7	9.02%
Five to ten years	21,976	22,997	4.24%
After ten years	190,600	196,478	4.54%
Total mortgage-backed securities	212,583	219,482	4.51%

Tax exempt municipal securities (2)
Five to ten years	7,063	7,198	3.38%
After ten years	52,907	52,776	3.98%
Taxable municipal securities
Five to ten years	3,318	3,320	4.96%
After ten years	996	989	5.10%
Total municipal securities	64,284	64,283	3.73%

U. S. treasury securities
One to five years	4,923	5,114	2.36%
Total U.S. treasury securities	4,923	5,114	2.36%
Total investment securities available-for-sale	$312,731	$320,998	4.26%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at December 31, 2010
Mortgage-backed securities (1)
One to five years	$351	$368	4.14%
Five to ten years	3,766	3,965	4.63%
After ten years	9,758	10,203	4.12%
Total mortgage-backed securities	13,875	14,536	4.26%

Corporate bonds
After ten years	8,004	3,197	1.34%
Total corporate bonds	8,004	3,197	1.34%
Total investment securities held-to-maturity	21,879	17,733	3.19%

Total investment securities	$334,610	$338,731	4.19%

(1) Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

We complete reviews for other-than-temporary impairment at least quarterly.  As of June 30, 2011, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At June 30, 2011, 98% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $5.2 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At June 30, 2011, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

Our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at June 30, 2011 (each security has a par value of $2.0 million).  These securities are presented as corporate bonds in the table above.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  One security has a composite rating of A, one security has a composite rating of A-, one of the securities has a composite rating of BB- and the other security has a composite rating of B-.  Observable trading activity remains limited for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  We also use a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  We do not intend to sell nor do we believe it is probable that we will be required to sell these corporate bonds prior to the recovery of our investment.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio during 2011.

We hold $15.7 million in FHLB stock at June 30, 2011, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $1.44 billion at June 30, 2011 and December 31, 2010.  See the following table for details on the loans receivable portfolio. Loans held for sale at June 30, 2011 were $248.6 million compared to $206.0 million at December 31, 2010.  The increase in our loans held for sale portfolio is a result of seasonal increased loan origination activity.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At June 30, 2011 and December 31, 2010

(In thousands)

	June 30, 2011		December 31, 2010

Commercial and industrial	$205,316	14.18%	$200,384	14.20%
Real estate - commercial	655,375	45.26%	631,292	44.73%
Real estate - construction	242,374	16.74%	240,007	17.01%
Real estate - residential	219,610	15.17%	217,130	15.39%
Home equity lines	122,086	8.43%	119,403	8.46%
Consumer	3,334	0.22%	3,042	0.21%

Gross loans	$1,448,095	100.00%	1,411,258	100.00%

Net deferred (fees) costs	(2,174)		(1,956)
Less: allowance for loan losses	(22,626)		(24,210)

Loans receivable, net	$1,423,295		$1,385,092

Deposits

Total deposits were $1.45 billion at June 30, 2011 compared to $1.40 billion at December 31, 2010. During 2011, we had increases in our noninterest bearing checking products, interest checking, money market checking and certificates of deposit. These increases were related to customers who held larger deposit balances at June 30, 2011 compared to December 31, 2010, a result of certain business activities for those particular customers.  In addition, we held more brokered certificates of deposit at June 30, 2011 compared to December 31, 2010.  See the following table for details on certificates of deposit with balances of $100,000 or more. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).   CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At June 30, 2011 and December 31, 2010, we had $51.1 million and $43.5 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $78.3 million and $44.8 million at June 30, 2011 and December 31, 2010, respectively. We issued additional brokered certificates of deposit during 2011 to lock in low cost term funding to support the increase in our loans held for sale portfolio.

Certificates of Deposit of $100,000 or More

At June 30, 2011

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$75,496	$9,237	$84,733
Over three months through six months	53,639	4,624	58,263
Over six months through twelve months	69,016	205	69,221
Over twelve months	105,133	29,941	135,074
	$303,284	$44,007	$347,291

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds increased $55.3 million to $444.9 million at June 30, 2011, compared to $389.6 million at December 31, 2010.  Treasury, Tax & Loan Note option borrowings decreased $577,000 to $893,000 at June 30, 2011 compared to $1.5 million at December 31, 2010.  FHLB advances were $280.0 million at each of June 30, 2011 and December 31, 2010. During the first quarter of 2011, we prepaid $15 million in FHLB advances to reduce our funding costs at the Bank.  During the second quarter of 2011, we borrowed an additional $15 million from the FHLB to help support the increase in fundings from our mortgage banking subsidiaries.  Customer repurchase agreements decreased $4.7 million to $82.8 million at June 30, 2011 compared to $87.5 million at December 31, 2010.  We had federal funds purchased of $60.6 million at June 30, 2011 compared to none at December 31, 2010.  We purchased federal funds at the end of June 2011 due to short-term funding needs related to increased loan production at George Mason.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At June 30, 2011

(In thousands)

Advance Date	Term of Advance	Maturity or Call Date	Interest Rate	Amount Outstanding

Other short-term borrowed funds:
TT&L note option			0.00%	$893
Customer repurchase agreements			0.24%	82,818
Federal funds purchased			0.13%	60,600
Total other short-term borrowed funds and weighted average rate			0.19%	$144,311

Other borrowed funds:
Trust preferred			3.95%	$20,619
FHLB advances - long term			3.44%	280,000
Other borrowed funds and weighted average rate			3.47%	$300,619

Total other borrowed funds and weighted average rate			2.41%	$444,930

Shareholders’ Equity

Shareholders’ equity at June 30, 2011 was $237.5 million compared to $222.9 million at December 31, 2010, an increase of $14.6 million, or 7%. The increase in shareholders’ equity at June 30, 2011 compared to December 31, 2010 is primarily attributable to net income of $11.1 million for the six months ended June 30, 2011.  In addition, accumulated other comprehensive income increased $3.3 million for the six months ended June 30, 2011.  Book value per share at June 30, 2011 was $8.21 compared to $7.26 at December 31, 2010. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at June 30, 2011 was $7.58 compared to $6.64 at December 31, 2010.

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

For the three months ended June 30, 2011, the commercial banking segment recorded net income of $5.6 million compared to $3.6 million for the same period of 2010. For the six months ended June 30, 2011, the commercial banking segment recorded net income of $11.1 million compared to $7.3 million for the six months ended June 30, 2010. See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At June 30, 2011, total assets for this segment were $2.13 billion, loans receivable, net of deferred fees and costs, were $1.44 billion and total deposits were $1.45 billion. At June 30, 2010, total assets were $2.04 billion, loans receivable, net of deferred fees and costs, were $1.33 billion and total deposits were $1.35 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason, and Cardinal First. Both George Mason and Cardinal First engage primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended June 30, 2011 and 2010, the mortgage banking segment recorded net income of $1.3 million and $1.9 million, respectively. For the six months ended June 30, 2011 and 2010, the mortgage banking segment recorded net income of $1.8 million and $2.5 million, respectively. See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At June 30, 2011, total assets for this segment were $234.2 million; loans held for sale were $248.6 million and mortgage funding checks were $11.6 million. At June 30, 2010, total assets were $296.0 million; loans held for sale were $269.5 million and mortgage funding checks were $14.9 million.

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

For the three months ended June 30, 2011 and 2010, the wealth management and trust services segment recorded net income of $16,000 and a loss of $220,000, respectively. For the six months ended June 30, 2011 and 2010, the wealth management and trust services segment recorded net losses of $133,000 and $91,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At June 30, 2011, total assets were $547,000 and managed and custodial assets were $3.2 billion. At June 30, 2010, total assets for this segment were $3.0 million and managed and custodial assets were $3.2 billion.

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

At June 30, 2011, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 12.46% and 13.67%, respectively. At December 31, 2010, our Tier 1 and total risk-based capital ratios were 12.67% and 14.06%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The decrease in our risk-based capital ratios was primarily a result of the changes in the risk weightings of certain assets during 2011, offset by an increase in shareholders’ equity at June 30, 2011 compared to December 31, 2010.

The following table provides additional information pertaining to our capital ratios.

Capital Components

At June 30, 2011 and December 31, 2010

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

Cardinal Financial Corporation (Consolidated):
At June 30, 2011
Total risk-based capital	$258,223	13.67%	$151,077	>	8.00%	$188,846	>	10.00%
Tier I risk-based capital	235,227	12.46%	75,538	>	4.00%	113,308	>	6.00%
Leverage capital ratio	235,227	11.42%	82,361	>	4.00%	102,951	>	5.00%

At December 31, 2010
Total risk-based capital	$248,294	14.06%	$141,284	>	8.00%	$176,606	>	10.00%
Tier I risk-based capital	223,789	12.67%	70,642	>	4.00%	105,963	>	6.00%
Leverage capital ratio	223,789	10.82%	82,753	>	4.00%	103,441	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

Cardinal Bank:
At June 30, 2011
Total risk-based capital	$243,827	13.00%	$150,007	>	8.00%	$187,509	>	10.00%
Tier I risk-based capital	220,831	11.78%	75,004	>	4.00%	112,505	>	6.00%
Leverage capital ratio	220,831	10.80%	81,814	>	4.00%	102,268	>	5.00%

At December 31, 2010
Total risk-based capital	$232,274	13.25%	$140,262	>	8.00%	$175,328	>	10.00%
Tier I risk-based capital	207,768	11.85%	70,131	>	4.00%	105,197	>	6.00%
Leverage capital ratio	207,768	10.09%	82,383	>	4.00%	102,979	>	5.00%

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $362.1 million at June 30, 2011 or 17% of total assets. We held investments that are classified as held-to-maturity in the amount of $15.6 million at June 30, 2011. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at June 30, 2011 was $130.1 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $33.7 million at June 30, 2011. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

Contractual Obligations

At June 30, 2011

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$553,458	$313,607	$92,247	$120,092	$27,512

Brokered certificates of deposit	129,396	68,832	28,075	32,489	—

Advances from the Federal Home Loan Bank of Atlanta	280,000	25,000	10,000	145,000	100,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	28,861	4,345	4,675	9,669	10,172

Total	$1,012,334	$411,784	$134,997	$307,250	$158,303

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

At June 30, 2011 and December 31, 2010, commitments to extend credit were $556.8 million and $526.6 million, respectively.  Standby letters of credit were $23.0 million and $22.3 million at June 30, 2011 and December 31, 2010, respectively. Commitments to extend credit of $156.7 million as of June 30, 2011 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $87.8 million as of December 31, 2010.  The increase in mortgage loan funding commitments is related to the increased origination production which occurred at our mortgage banking subsidiaries.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  During the past two years, we have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors.  During 2010, we experienced favorable results in resolving various investor claims and have reduced our reserve related to such claims.  During 2011, we received a limited number of additional claims which we are in the process of resolving.  As of June 30, 2011, this reserve has a balance of $500,000.

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

At June 30, 2011, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.6% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.6% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario.

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

At June 30, 2011, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.6% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.6% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was informed by letter July 1, 2011 that the U.S. Department of Justice (the “DOJ”) might initiate the filing of a complaint against Cardinal Bank and George Mason Mortgage, LLC alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act. The complaint would allege that Cardinal Bank and George Mason Mortgage, LLC have not met the credit needs for residential real estate related loans in market segments outside the Company’s FDIC approved Community Reinvestment Act assessment area.  The Company believes that its lending practices have complied with these laws. In addition, the Company has always received a satisfactory rating on all of its Community Reinvestment Act exams conducted by primary federal regulators since its inception. The Company intends to cooperate fully with the DOJ in this matter. It is too early to assess whether the resolution of this matter will have an effect on the Company.

In the ordinary course of our operations, we become party to various legal proceedings.  Currently, we are not party to any material legal proceedings, and no such proceedings except as noted above are, to management’s knowledge, threatened against us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended June 30, 2011, we did not purchase shares of our common stock.

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

31.1                           Rule 13a-14(a) Certification of Chief Executive Officer

31.2                           Rule 13a-14(a) Certification of Chief Financial Officer

32.1                           Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2                           Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101                              The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2011	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2011	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2011	/s/ Jennifer L. Deacon
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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).