Form 10-Q
period 2011-09-30
CARDINAL FINANCIAL CORP
filed 2011-11-08
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

29,027,220 shares of common stock, par value $1.00 per share,

outstanding as of November 3, 2011

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2011 and December 31, 2010

(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$17,049	$12,963
Federal funds sold	18,841	12,905
Total cash and cash equivalents	35,890	25,868
Investment securities available-for-sale	332,325	320,998
Investment securities held-to-maturity (market value of $9,298 and $17,733 at September 30, 2011 and December 31, 2010, respectively)	13,518	21,879
Investment securities-trading	2,145	2,107
Total investment securities	347,988	344,984
Other investments	16,451	16,469
Loans held for sale	552,838	206,047
Loans receivable, net of deferred fees and costs	1,515,286	1,409,302
Allowance for loan losses	(24,212)	(24,210)
Loans receivable, net	1,491,074	1,385,092
Premises and equipment, net	18,905	16,717
Deferred tax asset, net	6,504	10,690
Goodwill and intangibles, net	10,540	10,688
Bank-owned life insurance	34,961	34,358
Prepaid FDIC insurance premiums	3,627	4,574
Other real estate owned	3,957	1,250
Accrued interest receivable and other assets	31,747	15,281
Total assets	$2,554,482	$2,072,018
Liabilities and Shareholders’ Equity
Non-interest bearing deposits	$264,857	$229,575
Interest bearing deposits	1,531,522	1,174,150
Total deposits	1,796,379	1,403,725
Other borrowed funds	419,546	389,586
Mortgage funding checks	43,357	662
Escrow liabilities	4,968	1,454
Accrued interest payable and other liabilities	40,113	53,689
Total liabilities	2,304,363	1,849,116

	2011	2010
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	28,932,489	28,769,849	28,932	28,770
Additional paid-in capital			162,631	160,859
Retained earnings			45,997	28,848
Accumulated other comprehensive income, net			12,559	4,425
Total shareholders’ equity			250,119	222,902
Total liabilities and shareholders’ equity			$2,554,482	$2,072,018

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and nine months ended September 30, 2011 and 2010

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans receivable	$19,753	$18,701	$57,568	$54,454
Loans held for sale	2,851	2,808	6,045	6,070
Federal funds sold	15	11	72	39
Investment securities available-for-sale	3,306	3,028	10,217	10,279
Investment securities held-to-maturity	92	206	354	759
Other investments	30	17	93	38
Total interest income	26,047	24,771	74,349	71,639
Interest expense:
Deposits	3,371	3,572	10,105	12,009
Other borrowed funds	2,577	3,017	7,821	9,051
Total interest expense	5,948	6,589	17,926	21,060
Net interest income	20,099	18,182	56,423	50,579
Provision for loan losses	2,885	3,500	4,745	8,625
Net interest income after provision for loan losses	17,214	14,682	51,678	41,954
Non-interest income:
Service charges on deposit accounts	461	463	1,307	1,434
Loan fees	749	678	1,728	1,490
Investment fee income	643	1,048	1,902	3,072
Realized and unrealized gains on mortgage banking activities	11,343	5,325	18,735	11,855
Net realized gain on investment securities available-for-sale	411	193	1,238	726
Net realized gain (loss) on investment securities-trading	(2)	116	48	84
Management fee income	1,156	1,255	2,138	2,676
Increase in cash surrender value of bank-owned life insurance	216	173	603	499
Litigation recovery on previously impaired investment	—	71	—	87
Other non-interest income (loss)	6	(16)	4	(58)
Total non-interest income	14,983	9,306	27,703	21,865
Non-interest expense:
Salary and benefits	8,418	8,923	22,970	21,782
Occupancy	1,543	1,376	4,430	4,301
Professional fees	1,467	571	2,946	1,576
Depreciation	761	462	1,978	1,469
Data communications	1,039	1,246	2,882	3,386
Impairment of goodwill	—	—	—	451
FDIC insurance premiums	(166)	524	1,078	1,592
Mortgage loan repurchases and settlements	170	(1,084)	670	(686)
Amortization of intangibles	49	60	148	179
Loss on extinguishment of debt	1,822	—	2,271	—
Other operating expenses	3,826	3,291	9,980	8,500
Total non-interest expense	18,929	15,369	49,353	42,550
Income before income taxes	13,268	8,619	30,028	21,269
Provision for income taxes	4,643	2,716	10,277	6,857
Net income	$8,625	$5,903	$19,751	$14,412
Earnings per common share - basic	$0.29	$0.20	$0.67	$0.50
Earnings per common share - diluted	$0.29	$0.20	$0.66	$0.49
Weighted-average common shares outstanding - basic	29,403,304	29,140,193	29,359,365	29,110,038
Weighted-average common shares outstanding - diluted	29,871,668	29,639,114	29,847,607	29,582,342

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and nine months ended September 30, 2011 and 2010

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$8,625	$5,903	$19,751	$14,412
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the period, net of tax expense of $3.0 million and $4.4 million for the three and nine months ended September 30, 2011, respectively, net of tax expense of $1.0 million and $3.4 million for the three and nine months ended September 30, 2010, respectively.	6,152	2,122	9,338	7,072

Less: reclassification adjustment for net gains included in net income net of tax expense of $135 thousand and $407 thousand for the three and nine months ended September 30, 2011, respectively, and net of tax expense of $14 thousand and $186 thousand for the three and nine months ended September 30, 2010, respectively.	(276)	(131)	(831)	(492)
	5,876	1,991	8,507	6,580

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $543 thousand and $197 thousand for the three and nine months ended September 30, 2011, respectively, and net of tax expense of $36 thousand and net of tax benefit of $99 thousand for the three and nine months ended September 30, 2010, respectively.	(1,031)	69	(373)	(291)

Comprehensive income	$13,470	$7,963	$27,885	$20,701

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2011 and 2010

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2009	28,718	$28,718	$159,798	$12,705	$3,286	$204,507

Stock options exercised	44	44	122	—	—	166

Stock compensation expense, net of tax benefit	—	—	452	—	—	452

Dividends on common stock of $0.06 per share	—	—	—	(1,724)	—	(1,724)

Change in accumulated other comprehensive income	—	—	—	—	6,289	6,289

Net income	—	—	—	14,412	—	14,412

Balance, September 30, 2010	28,762	$28,762	$160,372	$25,393	$9,575	$224,102

Balance, December 31, 2010	28,770	$28,770	$160,859	$28,848	$4,425	$222,902

Stock options exercised	162	162	1,292	—	—	1,454

Stock compensation expense, net of tax benefit	—	—	480	—	—	480

Dividends on common stock of $0.09 per share	—	—	—	(2,602)	—	(2,602)

Change in accumulated other comprehensive income	—	—	—	—	8,134	8,134

Net income	—	—	—	19,751	—	19,751

Balance, September 30, 2011	28,932	$28,932	$162,631	$45,997	$12,559	$250,119

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$19,751	$14,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,978	1,469
Amortization of premiums, discounts and intangibles	235	579
Impairment of goodwill	—	451
Provision for loan losses	4,745	8,625
Loans held for sale originated	(2,389,938)	(2,123,663)
Proceeds from the sale of loans held for sale	2,061,882	1,973,574
Realized and unrealized gains on mortgage banking activities	(18,735)	(6,829)
Proceeds from sale of investment securities-trading	474	181
Purchase of investment securities-trading	(944)	(884)
Unrealized (gain) loss on investment securities-trading	(48)	(84)
Gain on sale of investment securities available-for-sale	(1,238)	(735)
Loss on sale of investment securities available-for-sale	—	9
Gain on sale of other assets	—	(3)
Loss on sale of other real estate owned	—	76
Stock compensation expense, net of tax benefits	480	452
Increase in cash surrender value of bank-owned life insurance	(603)	(499)
Increase in accrued interest receivable and other assets	(16,089)	(10,177)
Decrease in accrued interest payable, escrow liabilities and other liabilities	20,878	10,679
Net cash provided by (used in) operating activities	(317,172)	(132,367)
Cash flows from investing activities:
Net purchases of premises and equipment	(4,166)	(1,659)
Proceeds from maturity and call of investment securities available-for-sale	970	30,077
Proceeds from sale of investment securities available-for-sale	—	10,013
Proceeds from sale of mortgage-backed securities available-for-sale	16,682	24,175
Proceeds from maturity or call of investment securities held-to-maturity	5,618	5,857
Purchase of investment securities available-for-sale	(17,271)	(20,179)
Proceeds from the sale of other investments	18	—
Purchase of mortgage-backed securities available-for-sale	(62,538)	(37,809)
Purchases of other investments	—	—
Redemptions of investment securities available-for-sale	34,426	40,876
Redemptions of investment securities held-to-maturity	2,728	6,000
Proceeds from the sale of other real estate owned	531	1,196
Net increase in loans receivable, net of deferred fees and costs	(113,965)	(63,088)
Net cash used in investing activities	(136,967)	(4,541)
Cash flows from financing activities:
Net increase in deposits	392,654	100,671
Net increase in other borrowed funds	30,410	13,708
Net increase in mortgage funding checks	42,695	19,140
Proceeds from FHLB advances	15,000	10,000
Repayment of FHLB advances	(15,450)	(10,000)
Stock options exercised	1,454	166
Dividends on common stock	(2,602)	(1,724)
Net cash provided by financing activities	464,161	131,961
Net decrease in cash and cash equivalents	10,022	(4,947)
Cash and cash equivalents at beginning of the year	25,868	24,841
Cash and cash equivalents at end of the period	$35,890	$19,894
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,789	$23,874
Cash paid for income taxes	8,450	6,443

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2

Stock-Based Compensation

At September 30, 2011, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  In April 2011, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 2,420,000 to 3,170,000, an increase of 750,000 shares.  In addition, the amendment extended the term of the Equity Plan to February 21, 2021.  There were 991,868 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of September 30, 2011.

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

Total expense related to the Company’s share-based compensation plans for the three months ended September 30, 2011 and 2010 was $73,000 and $61,000, respectively.  Total stock compensation expense for the nine months ended September 30, 2011 and 2010 was $567,000 and $452,000.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $24,000 and $20,000 for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, the total income tax benefit recognized in the income statement for share-based compensation was $186,000 and $146,000, respectively.

Options granted for the three and nine months ended September 30, 2011 were 9,000 and 149,600, respectively.  Options granted for the three and nine months ended September 30, 2010 were 4,250 and 66,250, respectively.  The weighted average per share fair value of stock option grants for the three and nine months ended September 30, 2011 was $4.25 and $4.86, respectively.  The weighted average per share fair value of stock option grants for the three and nine months ended September 30, 2010 was $4.16 and $5.04, respectively.  The fair values of the options granted during all periods ended September 30, 2011 and 2010 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Estimated option life	6.5 years	6.5 years	6.5 years	6.5 years
Risk free interest rate	1.45% - 2.22%	2.13%	1.45% - 2.81%	2.13% - 3.30%
Expected volatility	44.70%	45.90%	44.70%	45.90%
Expected dividend yield	1.02%	0.89%	1.02%	0.89%

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

Stock option activity during the nine months ended September 30, 2011 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding at December 31, 2010	2,197,289	$8.67
Granted	149,600	11.23
Exercised	(162,640)	8.94
Forfeited	(62,550)	11.14
Outstanding at September 30, 2011	2,121,699	$8.76	4.06	$—
Options exercisable at September 30, 2011	1,912,099	$8.69	3.54	$—

The intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $1,000 and none, respectively. For the options exercised during the three and nine months ended September 30, 2010 the intrinsic value was $36,000 and $261,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the nine months ended September 30, 2011 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2010	211,500	$3.93
Granted	149,600	4.86
Vested	(131,350)	4.75
Forfeited	(20,150)	4.74
Balance at September 30, 2011	209,600	$4.00

At September 30, 2011, there was $775,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.8 years. The total fair value of shares that vested during the three months ended September 30, 2011 and 2010 was $62,000 and $67,000, respectively.  For the nine months ended September 30, 2011 and 2010, the total fair value of shares that vested was $624,000 and $573,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2011 and 2010 is as follows:

At and for the Three Months Ended September 30, 2011 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$19,592	$711	$—	$(204)	$—	$20,099
Provision for loan losses	2,885	—	—	—	—	2,885
Non-interest income	1,315	13,037	643	2	(14)	14,983
Non-interest expense	12,748	4,819	620	756	(14)	18,929
Provision for income taxes	1,783	3,192	3	(335)	—	4,643
Net income (loss)	$3,491	$5,737	$20	$(623)	$—	$8,625

Total Assets	$2,478,423	$558,558	$577	$257,410	$(740,486)	$2,554,482
Average Assets	$2,218,271	$255,336	$586	$251,782	$(512,770)	$2,213,205

At and for the Three Months Ended September 30, 2010 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$17,745	$647	$—	$(210)	$—	$18,182
Provision for loan losses	3,500	—	—	—	—	3,500
Non-interest income	1,025	7,147	1,052	120	(38)	9,306
Non-interest expense	10,074	2,342	913	2,078	(38)	15,369
Provision for income taxes	1,507	1,894	47	(732)	—	2,716
Net income (loss)	$3,689	$3,558	$92	$(1,436)	$—	$5,903

Total Assets	$2,072,959	$373,167	$3,021	$229,526	$(551,362)	$2,127,311
Average Assets	$2,018,523	$254,864	$2,992	$230,292	$(474,384)	$2,032,287

At and for the Nine Months Ended September 30, 2011 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$55,320	$1,712	$—	$(609)	$—	$56,423
Provision for loan losses	4,745	—	—	—	—	4,745
Non-interest income	3,841	21,947	1,902	61	(48)	27,703
Non-interest expense	32,552	11,895	2,083	2,871	(48)	49,353
Provision for income taxes	7,313	4,203	(68)	(1,171)	—	10,277
Net income (loss)	$14,551	$7,561	$(113)	$(2,248)	$—	$19,751

Total Assets	$2,478,423	$558,558	$577	$257,410	$(740,486)	$2,554,482
Average Assets	$2,105,281	$176,547	$588	$252,023	$(424,057)	$2,110,382

At and for the Nine Months Ended September 30, 2010 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$49,467	$1,727	$—	$(615)	$—	$50,579
Provision for loan losses	8,625	—	—	—	—	8,625
Non-interest income	3,157	15,605	3,086	97	(80)	21,865
Non-interest expense	28,056	8,113	3,090	3,371	(80)	42,550
Provision for income taxes	4,982	3,202	—	(1,327)	—	6,857
Net income (loss)	$10,961	$6,017	$(4)	$(2,562)	$—	$14,412

Total Assets	$2,072,959	$373,167	$3,021	$229,526	$(551,362)	$2,127,311
Average Assets	$1,958,395	$177,033	$3,254	$230,843	$(399,975)	$1,969,550

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010.  Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 44,531 and 81,211 for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 15,574 and 59,448, respectively.  These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.

	Three Months Ended		Nine Months Ended
(In thousands,	September 30,		September 30,
except per share data)	2011	2010	2011	2010
Net income available to common shareholders	$8,625	$5,903	$19,751	$14,412
Weighted average common shares - basic	29,403	29,140	29,359	29,110
Weighted average common shares - diluted	29,872	29,639	29,848	29,582
Earnings per common share - basic	$0.29	$0.20	$0.67	$0.50
Earnings per common share - diluted	$0.29	$0.20	$0.66	$0.49

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

The following shows the composition of basic outstanding shares for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Weighted average common shares outstanding	28,932	28,760	28,905	28,740
Weighted average shares attributable to the deferred compensation plans	471	380	454	370
Total weighted average shares - basic	29,403	29,140	29,359	29,110

The following shows the composition of diluted outstanding shares for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Weighted average shares outstanding - basic (from above)	29,403	29,140	29,359	29,110
Incremental weighted average shares attributable to deferred compensation plans	237	289	224	245
Weighted average shares attributable to vested stock options	232	210	265	227
Total weighted average shares - diluted	29,872	29,639	29,848	29,582

Note 5

Investment Securities

The approximate fair value and amortized cost of investment securities at September 30, 2011 and December 31, 2010 are shown in the table below.

	September 30, 2011
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$35,768	4,015	—	$39,783
Mortgage-backed securities	194,876	12,383	(201)	207,058
Municipal securities	75,584	4,743	(33)	80,294
U.S. treasury securities	4,939	251	—	5,190
Total	$311,167	$21,392	$(234)	$332,325

Investment Securities Held-to-Maturity
Mortgage-backed securities	5,515	331	—	5,846
Corporate bonds	8,003	—	(4,551)	3,452
Total	$13,518	$331	$(4,551)	$9,298

	December 31, 2010
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$30,941	$1,262	$(84)	$32,119
Mortgage-backed securities	212,583	6,979	(80)	219,482
Municipal securities	64,284	424	(425)	64,283
U.S. treasury securities	4,923	191	—	5,114
Total	$312,731	$8,856	$(589)	$320,998

Investment Securities Held-to-Maturity
Mortgage-backed securities	13,875	661	—	14,536
Corporate bonds	8,004	—	(4,807)	3,197
Total	$21,879	$661	$(4,807)	$17,733

The fair value and amortized cost of investment securities by contractual maturity at September 30, 2011 and December 31, 2010 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$10,205	11,089	—	—
After 5 years but within 10 years	49,877	54,709	—	—
After 10 years	56,209	59,469	8,003	3,452
Mortgage-backed securities	194,876	207,058	5,515	5,846
Total	$311,167	$332,325	$13,518	$9,298

	December 31, 2010
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$4,923	$5,114	$—	$—
After 5 years but within 10 years	41,322	42,637	—	—
After 10 years	53,903	53,765	8,004	3,197
Mortgage-backed securities	212,583	219,482	13,875	14,536
Total	$312,731	$320,998	$21,879	$17,733

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

September 30, 2011

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Mortgage-backed securities	2,537	(112)	741	(89)	3,278	(201)
Municipal securities	505	(25)	1,476	(8)	1,981	(33)
Total temporarily impaired securities	$3,042	$(137)	$2,217	$(97)	$5,259	$(234)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss			Fair value	Unrealized loss
Corporate bonds	—	—	3,452	(4,551)	3,452	(4,551)
Total temporarily impaired securities	$—	$—	$3,452	$(4,551)	$3,452	$(4,551)

December 31, 2010

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government - sponsored agencies	$9,957	$(84)	$—	$—	$9,957	$(84)
Mortgage-backed securities	4,892	(14)	814	(66)	5,706	(80)
Municipal securities	27,845	(415)	1,475	(10)	29,320	(425)
Total temporarily impaired securities	$42,694	$(513)	$2,289	$(76)	$44,983	$(589)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Corporate bonds	$—	$—	$3,197	$(4,807)	$3,197	$(4,807)
Total temporarily impaired securities	$—	$—	$3,197	$(4,807)	$3,197	$(4,807)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of September 30, 2011, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At September 30, 2011, 98% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $4.7 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At September 30, 2011, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at September 30, 2011 (each security has a par value of $2.0 million).  These securities are presented as corporate bonds in the above tables.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the senior A-3 tranches in each issuance.  Each of the bonds is rated by more than one rating agency.  One security has a composite rating of A, one security has a composite rating of A-, one of the securities has a composite rating of BB- and the other security has a composite rating of B-.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the senior A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the senior A-3 tranches.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the senior A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the senior A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these corporate bonds prior to the recovery of its investment.

In one of the pooled trust preferred securities issues, 42% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $152 million of the remaining $308 million, or 50% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 43% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $72 million of the remaining $238 million, or 31% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 68% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $136 million of the remaining $161 million, or 85% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 53% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $258 million of the remaining $341 million, or 76% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three and nine months ended September 30, 2011.  The Company does not continue to hold any investment securities for which the Company previously recognized other-than-temporary impairment.

Note 6

Loans Receivable and Allowance for Loan Losses

The loan portfolio at September 30, 2011 and December 31, 2010 consist of the following:

(In thousands)	2011	2010
Commercial and industrial	$217,984	$200,384
Real estate - commercial	702,920	631,292
Real estate - construction	251,241	240,007
Real estate - residential	220,360	217,130
Home equity lines	122,192	119,403
Consumer	3,213	3,042
	1,517,910	1,411,258
Net deferred fees	(2,624)	(1,956)
Loans receivable, net of fees	1,515,286	1,409,302
Allowance for loan losses	(24,212)	(24,210)
Loans receivable, net	$1,491,074	$1,385,092

The Company’s allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table.  Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.

Activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 is shown below.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Allowance for loan losses, beginning of the period	$22,626	$21,058	$24,210	$18,636

Provision for loan losses	2,885	3,500	4,745	8,625

Loans charged off:
Commercial	(1,178)	(1,750)	(4,792)	(3,112)
Residential	(134)	(425)	(513)	(1,732)
Consumer	—	(2)	(19)	(50)
Total loans charged off	(1,312)	(2,177)	(5,324)	(4,894)

Recoveries:
Commercial	3	—	276	3
Residential	10	52	305	62
Consumer	—	11	—	12
Total recoveries	13	63	581	77

Net (charge offs) recoveries	(1,299)	(2,114)	(4,743)	(4,817)

Ending balance, September 30,	$24,212	$22,444	$24,212	$22,444

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of September 30, 2011 and December 31, 2010, are below:

Allowance for Loan Losses

For the Three Months Ended September 30, 2011

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, July 1, 2011	$3,190	$10,577	$5,728	$1,860	$1,197	$74	$22,626
Charge-offs	(400)	(778)	—	—	(134)	—	(1,312)
Recoveries	3	—	—	2	8	—	13
Provision for loan losses	971	1,485	295	5	131	(2)	2,885
Ending Balance, September 30, 2011	$3,764	$11,284	$6,023	$1,867	$1,202	$72	$24,212

Allowance for Loan Losses

For the Nine Months Ended September 30, 2011

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,941	$10,558	$7,593	$1,875	$1,175	$68	$24,210
Charge-offs	(517)	(3,177)	(1,098)	(120)	(393)	(19)	(5,324)
Recoveries	123	—	153	294	11	—	581
Provision for loan losses	1,217	3,903	(625)	(182)	409	23	4,745
Ending Balance, September 30, 2011	$3,764	$11,284	$6,023	$1,867	$1,202	$72	$24,212

Ending Balance, September 30, 2011:
Individually evaluated for impairment	$156	$—	$1,500	$—	$—	$—	$1,656
Collectively evaluated for impairment	3,608	11,284	4,523	1,867	1,202	72	22,556

Loans Receivable

At September 30, 2011

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, September 30, 2011	$217,984	$702,920	$251,241	$220,360	$122,192	$3,213	$1,517,910

Ending Balance, September 30, 2011:
Individually evaluated for impairment	$7,057	$6,926	$11,324	$559	$—	$—	$25,866
Collectively evaluated for impairment	210,927	695,994	239,917	219,801	122,192	3,213	1,492,044

Allowance for Loan Losses

At December 31, 2010

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Ending Balance, December 31, 2010	$2,941	$10,558	$7,593	$1,875	$1,175	$68	$24,210

Ending Balance, December 31, 2010:
Individually evaluated for impairment	$162	$418	$3,550	$—	$—	$—	$4,130
Collectively evaluated for impairment	2,779	10,140	4,043	1,875	1,175	68	20,080

Loans Receivable

At December 31, 2010

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, December 31, 2010	$200,384	$631,292	$240,007	$217,130	$119,403	$3,042	$1,411,258

Ending Balance, December 31, 2010:
Individually evaluated for impairment	$4,142	$13,955	$16,494	$845	$49	$—	$35,485
Collectively evaluated for impairment	196,242	617,337	223,513	216,285	119,354	3,042	1,375,773

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

In addition to internal activities, the Company also engages an external consultant on a quarterly basis to review the Company’s loan portfolio.  This external loan review function helps to ensure the soundness of the loan portfolio t hrough a third party review of existing exposures in the portfolio, supporting the commercial loan officers in the execution of its credit management responsibilities, and promoting and monitoring the adherence to the Company’s credit risk management standards.

The following tables report the Company’s nonaccrual and past due loans at September 30, 2011 and December 31, 2010.  In addition, the credit quality of the loan portfolio is provided as of September 30, 2011 and December 31, 2010.

Nonaccrual and Past Due Loans

At September 30, 2011

( In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$6,325	$6,325	$211,659	217,984	$—	$6,325

Real estate - commercial
Owner occupied	—	—	1,838	1,838	181,764	183,602	208	1,630
Non-owner occupied	—	—	—	—	519,318	519,318	—	—

Real estate - construction
Residential	—	—	—	—	30,406	30,406	—	—
Commercial	—	—	2,283	2,283	218,552	220,835	—	2,283

Real estate - residential
Single family	—	—	559	559	176,619	177,178	—	559
Multi-family	—	—	—	—	43,182	43,182	—	—

Home equity lines	48	—	—	48	122,144	122,192	—	—

Consumer
Installment	—	—	—	—	2,831	2,831	—	—
Credit cards	15	—	—	15	367	382	—	—
	$63	$—	$11,005	$11,068	$1,506,842	$1,517,910	$208	$10,797

Nonaccrual and Past Due Loans

At December 31, 2010

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$664	$—	$2,887	$3,551	$196,833	200,384	$—	$2,887

Real estate - commercial
Owner occupied	—	—	238	238	196,139	196,377	—	238
Non-owner occupied	—	—	—	—	434,915	434,915	—	—

Real estate - construction
Residential	715	—	—	715	60,020	60,735	—	—
Commercial	—	—	3,546	3,546	175,726	179,272	—	3,546

Real estate - residential
Single family	653	—	845	1,498	169,505	171,003	—	845
Multi-family	—	—	—	—	46,127	46,127	—	—

Home equity lines	99	—	49	148	119,255	119,403	49	—

Consumer
Installment	—	—	—	—	2,203	2,203	—	—
Credit cards	—	—	—	—	839	839	—	—
	$2,131	$—	$7,565	$9,696	$1,401,562	$1,411,258	$49	$7,516

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of September 30, 2011 and December 31, 2010, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans

At September 30, 2011

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$6,534	$6,807	$—	$101
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	6,926	7,779	—	432
Real estate - construction
Residential	—	—	—	—
Commercial	6,243	8,465	—	447
Real estate - residential
Single family	559	651	—	6
Multi-family	—	—	—	—
Home equity lines

With related allowance:
Commercial and industrial	$523	$520	$156	$24
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	5,081	5,051	1,500	214
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$7,057	$7,327	$156	$125
Real estate - commercial	6,926	7,779	—	432
Real estate - construction	11,324	13,516	1,500	661
Real estate - residential	559	651	—	6
Home equity lines	—	—	—	—
Total	$25,866	$29,273	$1,656	$1,224

Impaired Loans

At December 31, 2010

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$3,587	$5,046	$—	$271
Real estate - commercial
Owner occupied	6,187	6,235	—	323
Non-owner occupied	4,038	4,038	—	250
Real estate - construction
Residential	1,800	1,800	—	124
Commercial	3,796	4,987	—	273
Real estate - residential
Single family	845	1,196	—	23
Multi-family	—	—	—	—
Home equity lines	49	49	—	—

With related allowance:
Commercial and industrial	$555	$555	$162	$33
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	3,730	3,730	418	192
Real estate - construction				—
Residential				—
Commercial	10,898	10,898	3,550	537
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$4,142	$5,601	$162	$304
Real estate - commercial	13,955	14,003	418	765
Real estate - construction	16,494	17,685	3,550	934
Real estate - residential	845	1,196	—	23
Home equity lines	49	49	—	—
Total	$35,485	$38,534	$4,130	$2,026

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, substandard, doubtful and loss.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful has all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment as of September 30, 2011 and December 31, 2010.

Internal Risk Rating Grades

At September 30, 2011

(In thousands)

	Pass	Substandard	Doubtful	Loss
Commercial and industrial	$214,487	$3,497	$—	$—

Real estate - commercial
Owner occupied	183,602	—	—	—
Non-owner occupied	508,832	5,504	4,982	—

Real estate - construction
Residential	30,406	—	—	—
Commercial	209,511	11,324	—	—

Real estate - residential
Single family	176,619	—	559	—
Multi-family	43,182	—	—	—

Home equity lines	122,192	—	—	—

Consumer
Installment	2,831	—	—	—
Credit cards	382	—	—	—
	$1,492,044	$20,325	$5,541	$—

Internal Risk Rating Grades

At December 31, 2010

(In thousands)

	Pass	Substandard	Doubtful	Loss
Commercial and industrial	$196,242	$4,142	$—	$—

Real estate - commercial
Owner occupied	190,190	6,187	—	—
Non-owner occupied	427,147	7,768	—	—

Real estate - construction
Residential	58,935	1,800	—	—
Commercial	164,578	14,694	—	—

Real estate - residential
Single family	170,158	—	845	—
Multi-family	46,127	—	—	—

Home equity lines	119,354	—	49	—

Consumer
Installment	839	—	—	—
Credit cards	2,203	—	—	—
	$1,375,773	$34,591	$894	$—

In the event that the Company modifies the provisions for a loan, it is general practice to enhance the collateral position and obtain additional guarantees from the borrowers.  The Company has not recognized any material incremental impairment in connection with the modification of any loans.

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

At September 30, 2011, accumulated other comprehensive income included an unrealized loss, net of tax, of $395,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at September 30, 2011 which is related to the Company’s cash flow hedges will be recognized in earnings during the fourth quarter of 2011.

At September 30, 2011, the Company had $386.5 million in residential mortgage rate lock commitments and associated forward sales, and $478.5 million in forward loan sales associated with $552.8 million of loans that had closed and presented as held for sale.

The Company has interest rate swaps to mitigate its exposure to interest rate risk.  These interest rate swaps have an aggregate notional amount of $10.0 million to hedge against changes in cash flows caused by movement in interest rates related to the Company’s issuance of $20.0 million in trust preferred securities.  At September 30, 2011, accumulated other comprehensive income included an after-tax unrealized gain of $22,000 related to these interest rate swaps.  In addition, the Company has an interest rate swap to mitigate the variability in the fair value for one loan receivable.  For the nine months ended September 30, 2011 and 2010, the change in fair value recorded for this fair value hedge was a loss of $248,000 and a gain of $319,000, respectively.  The amount of ineffectiveness reflected in earnings was not significant in either period.

Note 8

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at September 30, 2011 and December 31, 2010.  In addition, the gains and losses related to these derivative instruments is provided for the three and nine months ended September 30, 2011 and 2010.

Derivative Instruments and Hedging Activities

At September 30, 2011

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,555
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	4,068	Accrued Interest Payable and Other Liabilities	5,170
Total Derivatives Designated as Hedging Instruments		4,068		6,725

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	13,916	Accrued Interest Payable and Other Liabilities	977
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	977	Accrued Interest Payable and Other Liabilities	412
Total Derivatives Not Designated as Hedging Instruments		14,893		1,389

Total Derivatives		$18,961		$8,114

Derivative Instruments and Hedging Activities

At December 31, 2010

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,837
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,465	Accrued Interest Payable and Other Liabilities	2,441
Total Derivatives Designated as Hedging Instruments		1,465		4,278

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,951	Accrued Interest Payable and Other Liabilities	264
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	264	Accrued Interest Payable and Other Liabilities	77
Total Derivatives Not Designated as Hedging Instruments		3,215		341

Total Derivatives		$4,680		$4,619

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended September 30, 2011

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$(97)	Other Income	$97
Total		$(97)		$97

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$12	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(1,043)	Other Income	885	Other Income	—
Total	$(1,031)		$885		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments

Forward Loan Sales Commitments and Rate Lock Commitments	$13,503	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(565)	Other Income
Rate Lock Commitments	565	Other Income
Total	$13,503

Impact of Derivative Instruments on the Statement of Income

For the Nine Months Ended September 30, 2011

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$(248)	Other Income	$248
Total		$(248)		$248

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$22	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(395)	Other Income	(1,378)	Other Income	—
Total	$(373)		$(1,378)		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments	$22,425	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	252	Other Income
Rate Lock Commitments	(252)	Other Income
Total	$22,425

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended September 30, 2010

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$99	Other Income	$(99)
Total		$99		$(99)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(77)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	146	Other Income	3,144	Other Income	1
Total	$69		$3,144		$1

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments and Rate Lock Commitments	$6,538	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	271	Other Income
Rate Lock Commitments	(271)	Other Income
Total	$6,538

Impact of Derivative Instruments on the Statement of Income

For the Nine Months Ended September 30, 2010

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$319	Other Income	$(319)
Total		$319		$(319)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(262)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(29)	Other Income	939	Other Income	1
Total	$(291)		$939		$1

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Forward Loan Sales Commitments and Rate Lock Commitments	$13,939	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	780	Other Income
Rate Lock Commitments	(780)	Other Income
Total	$13,939

Note 9

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at September 30, 2011 is as follows:

	Mortgage Banking
(In thousands)	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2010	$1,781	$1,237
2011 activity:
Customer relationship intangibles	—	148
Balance at September 30, 2011	$1,781	$1,385

The aggregate amortization expense was $49,000 and $60,000 for the three months ended September 30, 2011 and 2010, respectively.    For the nine months ended September 30, 2011 and 2010, the aggregate amortization expense was $148,000 and $179,000, respectively.

The estimated amortization expense for the next three years is as follows:

(In thousands)
2011 (October – December)	$49
2012	198
2013	149

The carrying amount of goodwill at September 30, 2011 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2010	$24	$10,120	$10,144
No activity	—	—	—
Balance at September 30, 2011	$24	$10,120	$10,144

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant.

The Company performs its annual recoverability assessment each September.  The Company adopted the provisions of Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU No. 2011-08”).  For purposes of performing the recoverability assessment, ASU No. 2011-08 requires an entity to assess all relevant events and circumstances in evaluating whether it is more likely than not that the fair value of the mortgage banking reporting unit is less than its carrying amount.  After evaluating all relevant facts and circumstances, the Company has determined that it is more likely than not that the fair value of the mortgage banking reporting unit exceeds its carrying value and no goodwill impairment is indicated.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at September 30, 2011 are collateralized.

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

Commitments to extend credit of $592.5 million primarily have floating rates as of September 30, 2011.  At September 30, 2011, standby letters of credit were $32.8 million. Commitments to extend credit of $389.8 million as of September 30, 2011 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. There was no reserve at September 30, 2011 and December 31, 2010.

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

The Company was informed by letter July 1, 2011 that the U.S. Department of Justice (the “DOJ”) might initiate the filing of a complaint against Cardinal Bank and George Mason Mortgage, LLC alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act.  The Company believes that its lending practices have complied with these laws.  The Company continues to cooperate fully with the DOJ in its investigation and has provided relevant information to resolve the issues. It is too early to assess whether the resolution of this matter will have an effect on the Company.

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

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three months ended September 30, 2011.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are shown below:

At September 30, 2011

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,190	$5,190	$—	$—
U.S. government- sponsored agencies	39,783	—	39,783	—
Mortgage-backed securities	207,058	—	207,058	—
Municipal securities	80,294	—	80,294	—
Total investment securities available-for-sale	332,325	5,190	327,135	—
Investment securities — trading	2,145	—	2,145	—
Loans receivable — designated for fair value hedge	12,602	—	12,602	—
Bank-owned life insurance	34,961	—	34,961	—
Derivative liability - interest rate swaps	1,555	—	1,555	—
Derivative asset - rate lock and forward loan sales commitments	17,984	—	17,984	—
Derivative asset — interest rate lock commitments	977	—	977	—
Derivative liability - rate lock and forward loan sales commitments	6,147	—	6,147	—
Derivative liability — interest rate lock commitments	412	—	412	—

At December 31, 2010

(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,114	$5,114	$—	$—
U.S. government- sponsored agencies	32,119	—	32,119	—
Mortgage-backed securities	219,482	—	219,482	—
Municipal securities	64,283	—	64,283	—
Total investment securities available-for-sale	320,998	5,114	315,884	—
Investment securities — trading	2,107	—	2,107	—
Loan receivable - designated for fair value hedge	13,004	—	13,004	—
Bank-owned life insurance	34,358	—	34,358	—
Derivative liability - interest rate swaps	1,837	—	1,837	—
Derivative asset - rate lock and forward loan sales commitments	4,416	—	4,416	—
Derivative asset — interest rate lock commitments	264	—	264	—
Derivative liability - rate lock and forward loan sales commitments	2,705	—	2,705	—
Derivative liability — interest rate lock commitments	77	—	77	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s corporate bonds held in its held-to-maturity investment securities portfolio, loans receivable — evaluated for impairment and other real estate owned.

At September 30, 2011

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds	$3,452	$—	$—	$3,452
Loans receivable — evaluated for impairment	$24,210	—	9,603	14,607
Other real estate owned	3,957	—	719	3,238

At December 31, 2010

(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
George Mason — Reporting Unit	$27,490	$—	$—	$27,490
Corporate bonds	3,197	—	—	3,197
Loans receivable — evaluated for impairment	31,355	—	12,942	18,413
Other real estate owned	1,250	—	1,250	—

The Company’s held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at September 30, 2011 (each security has a par value of $2.0 million).  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the A-3 tranches in each issuance.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

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

Loans receivable — evaluated for impairment that are measured at fair value using Level 3 inputs on a nonrecurring basis total $14.6 million at September 30, 2011.  The total amount for each period presented represents the entire population of loans receivable — evaluated for impairment, and of this amount, $14.6 million was determined to be impaired and recorded at fair value.  Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence.  In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated.  This is considered a Level 3 valuation.  The value of business equipment is based upon the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.  At September 30, 2011, the Company’s Level 3 loans consisted of four relationships, secured primarily by commercial real estate of $11.0 million with a valuation allowance of $1.5 million; one relationship, secured by accounts receivable, inventory, equipment and commercial real estate of $2.8 million which did not have a valuation allowance; and two relationships, primarily secured by residential real estate of $789,000 which had a valuation allowance of $114,000.

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

Deposits

The fair values for demand deposits are equal to the carrying amount since they are payable on demand at the reporting date.  The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date.  Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on CDs to a schedule of aggregated expected monthly maturities on time deposits.

Other Borrowed Funds

The fair value of other borrowed funds is estimated using a discounted cash flow calculation that applies interest rates currently available for loans with similar terms.

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value.

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$35,890	35,890
Investment securities held-to-maturity and other investments	21,966	22,297
Loans held for sale	552,838	552,838
Loans receivable, net	1,476,818	1,514,289
Accrued interest receivable	6,738	6,738
Financial liabilities:
Demand deposits	$264,857	264,857
Interest checking	134,167	134,167
Money market and statement savings	391,731	391,731
Certificates of deposit	1,005,623	1,018,166
Other borrowed funds	419,546	446,679
Accrued interest payable	1,871	1,871

	December 31, 2010
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,868	$25,868
Investment securities held-to-maturity and other investments	30,344	30,999
Loans held for sale	206,047	206,047
Loans receivable, net	1,360,813	1,384,836
Accrued interest receivable	6,699	6,699
Financial liabilities:
Demand deposits	$229,575	$229,575
Interest checking	135,395	135,395
Money market and statement savings	379,320	379,320
Certificates of deposit	659,435	668,247
Other borrowed funds	389,586	416,396
Accrued interest payable	1,415	1,415

Note 12

Loss on Extinguishment of Debt

During the first quarter of 2011, the Company extinguished $15.0 million in Federal Home Loan Bank (“FHLB”) advances which had an average cost of 2.81%, or $422,000 annually.  As part of the prepayment arrangement with the FHLB, the Company paid a one-time penalty of $450,000 during the first quarter of 2011 related to these advances.  During the third quarter of 2011, the Company extinguished $40.0 million in FHLB advances with an average cost of 2.89%, or $1.2 million. These advances were to mature in 24 to 36 months.  The Company incurred a prepayment penalty of $1.8 million as a result of this transaction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2011 and December 31, 2010 and the unaudited results of our operations for the three and nine months ended September 30, 2011 and 2010. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Accounting for Impairment Testing of Goodwill

During the third quarter of 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment.  This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We elected to early adopt this standard as of September 30, 2011.  We perform our annual review of the goodwill related to our mortgage banking segment during the third quarter.  After evaluating all relevant facts and circumstances, we determined that it is more likely than not that the fair value of the mortgage banking reporting unit exceeds its carrying value and no goodwill impairment is indicated.

In the event we are required to perform a step 1 fair value evaluation of the reporting unit, we make estimates of the discounted cash flows from the expected future operations of the reporting unit. This discounted cash flow analysis involves the use of unobservable inputs including:  estimated future cash flows from operations; an estimate of a terminal value; a discount rate; and other inputs.  Our estimated future cash flows are largely based on our historical actual cash flows.  If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all its assets and liabilities. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized.

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

New Financial Accounting Standards

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This amendment clarifies the guidance on the evaluation made by a creditor on whether a restructuring constitutes a troubled debt restructuring.  It clarifies the guidance related to a creditor’s evaluation of whether it has granted a concession to a debtor and also clarifies the guidance on a creditor’s evaluation of whether the debtor is experiencing financial difficulties.  The amendment is effective for public entities for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The disclosures required which were deferred by ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, is effective for interim and annual period beginning on or after June 15, 2011.  We have adopted this standard and it did not have a material impact on our consolidated financial condition or results of operations.

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

During the third quarter of 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment.  This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We elected to early adopt this standard as of September 30, 2011.  We perform our annual review of the goodwill related to our mortgage banking segment during the third quarter.  After evaluating all relevant facts and circumstances, we determined that it is more likely than not that the fair value of the mortgage banking reporting unit exceeds its carrying value and no goodwill impairment is indicated.

2011 Economic Environment

Although economic conditions remain unsettled, the metropolitan Washington, D.C. area, the region we operate in, continues to perform relatively well as compared to other geographic regions.  Our credit quality continues to remain strong despite the challenging economic environment.  At September 30, 2011, we have non-accrual loans totaling $10.8 million and $208,000 in loans contractually past due 90 days or more as to principal or interest and still accruing.  Annualized net charge-offs were 0.44% of our average loans receivable for the nine months ended September 30, 2011. Due to continued low mortgage loan rates, originations from our mortgage banking segment for the third quarter of 2011 have surpassed originations for the first six months of 2011.

Market illiquidity continues to impact certain portions of our investment securities portfolio, specifically the ratings of certain corporate bonds. We hold investments of $8.0 million in par value of pooled trust preferred securities, which are significantly below book value as of September 30, 2011 due to the lack of liquidity in the market, deferrals and defaults of issuers, and investor apprehension for investing in these types of investments.

We expect challenging economic and operating conditions and an evolving regulatory regime to continue for the foreseeable future.  These conditions could continue to affect the markets in which we do business and could adversely impact our results for the remainder of 2011 and into 2012. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

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

Statements of Income

General

For the three months ended September 30, 2011 and 2010, we reported net income of $8.6 million and $5.9 million, respectively, an increase of $2.7 million, or 46%.  Net interest income after the provision for loan losses increased $2.5 million to $17.2 million for the three months ended September 30, 2011 compared to $14.7 million for the three months ended September 30, 2010.  Provision for loan losses for the three months ended September 30, 2011 was $2.9 million, a decrease of $615,000, compared to $3.5 million for the same period of 2010.  The decrease in our provision expense was primarily related to a decrease in our watch list credits and recoveries recorded during the third quarter of 2011 compared to the same period of 2010.  Noninterest income for the three months ended September 30, 2011 and 2010 was $15.0 million and $9.3 million, respectively, an increase of $5.7 million.  The increase in noninterest income is mostly attributable to the increase in realized and unrealized gains on mortgage banking activities, a result of our increased origination activity year over year.  For the three months ended September 30, 2011, noninterest expense increased to $18.9 million, compared to $15.4 million for the same period of 2010.  The increase in noninterest expense is attributable to losses on extinguishment of debt of $1.8 million during the third quarter of 2011 and a reversal of accruals related to mortgage loan repurchases and settlements of $1.1 million during the third quarter of 2010.

For the three months ended September 30, 2011, basic and diluted earnings per common share were each $0.29.  Basic and diluted earnings per common share for the three months ended September 30, 2010 were each $0.20.  Weighted average fully diluted shares outstanding for the three months ended September 30, 2011 and 2010 were 29,871,668 and 29,639,114, respectively.

Return on average assets for the three months ended September 30, 2011 and 2010 was 1.56% and 1.16%, respectively. Return on average equity for the three months ended September 30, 2011 and 2010 was 14.03% and 10.56%, respectively.

Net income for the nine months ended September 30, 2011 and 2010 was $19.8 million and $14.4 million, respectively, an increase of $5.3 million, or 37%.  Net interest income after provision for loan losses for the nine months ended September 30, 2011 increased $9.7 million to $51.7 million, compared to $42.0 million for the same nine month period of 2010.  The increase in net interest income after provision for loan losses is related to our increase in net interest income for the periods presented in addition to a decrease in provision for loan losses.  Net interest income increased to $55.4 million for the nine months ended September 30, 2011, compared to $50.6 million for the nine months ended September 30, 2010.  Provision for loan losses for the nine months ended September 30, 2011 and 2010 were $4.7 million and $8.6 million, respectively, a decrease of $3.9 million.  Noninterest income increased $5.8 to $27.7 million for the nine months ended September 30, 2011, compared to $21.9 million for the same period of 2010.  Noninterest expense was $49.4 million for the nine months ended September 30, 2011, an increase of $6.8 million compared to $42.6 million for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, basic and diluted income per common share were $0.67 and $0.66, respectively.  Basic and diluted earnings per common share for the nine months ended September 30, 2010 were $0.50 and $0.49, respectively.  Weighted average fully diluted shares outstanding for the nine months ended September 30, 2011 and 2010 were 29,847,607 and 29,582,342, respectively.

Return on average assets for the nine months ended September 30, 2011 and 2010 was 1.19% and 0.95%, respectively. Return on average equity for the nine months ended September 30, 2011 and 2010 was 10.66% and 8.59%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management and trust services.  Net income attributable to the commercial banking segment for the three months ended September 30, 2011 was $3.5 million compared to net income of $3.7 million for the three months ended September 30, 2010.  Net interest income increased $1.8 million to $19.6 million for the three months ended September 30, 2011, compared to $17.7 million for the same period of 2010.  Provision for loan losses decreased $615,000 to $2.9 million for the three months ended September 30, 2011 compared to $3.5 million for the same period of 2010. The decrease in our provision expense was primarily related to a decrease in our watch list credits and charge-offs recorded during the third quarter of 2011.  Noninterest income increased to $1.3 million for the three months ended September 30, 2011 compared to $1.0 million for the three months ended September 30, 2010.  Noninterest expense was $12.7 million for the three months ended September 30, 2011, compared to $10.1 million for the same period of 2010.  The increase in noninterest expense for the third quarter of 2011 as compared to the same period of 2010 is primarily due to the losses recorded for FHLB advance extinguishments of $1.8 million in addition to expenses related to an increase in business development staff at the Bank.

For the nine months ended September 30, 2011, net income attributable to the commercial banking segment was $14.6 million, an increase of $3.6 million from $11.0 million for the same nine month period of 2010.  The increase in net income is attributable to the increase in our net interest income for the periods presented.  Net interest income increased $5.9 million to $55.3 million for the nine months ended September 30, 2011, compared to $49.5 million for the nine months ended September 30, 2010.  Provision for loan losses decreased $3.9 million to $4.7 million for the nine months ended September 30, 2011, again as a result of the current economic and market conditions.  Noninterest income for the nine months ended September 30, 2011 and 2010 was $3.8 million and $3.2 million, respectively.  Noninterest expense increased to $32.6 million from $28.1 million for the nine months ended September 30, 2011 compared to the same period of 2010. The increase in noninterest expense for 2011 as compared to 2010 is primarily due to expenses related to additions to our business development staff at the Bank and expenses related to marketing and branch expansion.  We have also recorded losses related to debt extinguishments of $2.3 million for the nine months ended September 30, 2011 compared to none for the same period of 2010.

The mortgage banking segment reported net income of $5.7 million for the three months ended September 30, 2011 compared to net income of $3.6 million for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, net income was $7.6 million, an increase of $1.5 million compared to $6.0 million for the nine months ended September 30, 2010.  The increase in net income for the mortgage banking segment for the three and nine months ended September 30, 2011 compared to the same period of 2010 is primarily related to office expansion and increases in loan origination officers and staff over the past year.  In addition, during the third quarter of 2011, our market experienced a refinance boom as a result of the low interest rate environment.  As a result, we originated over $1.9 billion in loans during the third quarter of 2011, more than what we originated during the first six months of 2011.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded net income of $20,000 for the three months ended September 30, 2011, compared to net income of $92,000 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, this business segment recorded net loss of $113,000 compared to a net loss of $4,000 for the same period in 2010. The decrease in net year-to-date income during 2011 is primarily attributable to our renegotiation of a service agreement with a trust customer.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended September 30, 2011 and 2010 was $20.1 million and $18.2 million, respectively, a period-to-period increase of $1.9 million, or 11%.  For the nine months ended September 30, 2011, our net interest income was $56.4 million, compared to $50.6 million for the same period in 2010, an increase of $5.8 million, or 12%.  The yields on our loans receivable portfolio decreased marginally for the three and nine months ended September 30, 2011 compared to the same period of 2010.  During 2011, we continued to decrease our overall funding costs by lowering the interest rates on our deposit liabilities and extending the near term maturities on $95 million of our FHLB advances for an average cost savings of 0.99% annually on those borrowings.  We further decreased our funding costs on our FHLB advances by prepaying $40 million during the third quarter of 2011 saving approximately 0.40% annually in interest expense.

Interest income on loans receivable increased $1.1 million for the three months ended September 30, 2011 compared to the same three month period of 2010. For the nine months ended September 30, 2011, interest income on loans receivable increased $3.1 million as compared to the nine months ended September 30, 2010.  The increase in interest income on loans receivable is primarily a result of an increase in the volume of our loans receivable portfolio.  Interest income on loans held for sale was $2.9 million and $2.8 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 interest income from loans held for sale increased to $6.0 million compared to $6.1 million for the nine months ended September 30, 2010.

Interest income on investment securities increased $164,000 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  For the nine months ended September 30, 2011, interest income on investment securities decreased $467,000.  The year-to-date decrease in interest income on investment securities is due to the decreased yield of the portfolio for the three and nine months ended September 30, 2011 compared to the same period of 2010.  Because of the current low interest rate environment, new purchases of investment securities are at lower rates which are contributing to the decrease in the yield in the portfolio.

Total interest expense has decreased $641,000 for the three months ended September 30, 2011 as compared to the same period of 2010.  For the nine months ended September 30, 2011, total interest expense decreased $3.1 million as compared to the same nine month period in 2010.  The decrease in total interest expense is mostly related to the reductions in the interest rates we pay on our interest and money market checking and savings deposit accounts given the current low interest rate environment.  In addition, our certificates of deposit are repricing at lower interest rates.  During the first quarter of 2011, we implemented two cost of funds reduction strategies related to our FHLB advances.  Approximately $95 million of these advances with near term maturities were extended by an average maturity of 2.9 years.  We are now paying an average 3.22% on these borrowings, a yield reduction of 0.99%, equating to approximately

$940,000 in interest expense annually.  As part of the prepayment arrangement with the FHLB, we paid a one-time penalty of $450,000 during the first quarter of 2011 related to these advances.  We further decreased future interest expense related to FHLB advances by prepaying $40.0 million in advances during the third quarter of 2011.  This will save an additional 0.40% in interest expense annually.  As a result of this prepayment, we recorded a loss on the extinguishment of this debt totaling $1.8 million.

Our net interest margin, on a tax-equivalent basis, which equals net interest income divided by average interest earning assets, was 3.86% and 3.82% for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, net interest margin was 3.79% and 3.65%, respectively.  The increase in our net interest margin is again attributable to our balance sheet management and strategically decreasing the interest rates we pay on our deposit liabilities.  The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended September 30, 2011, 2010 and 2009

(In thousands)

	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$210,912	$2,300	4.34%	$162,810	$1,904	4.67%	$148,446	$1,781	4.80%
Real estate - commercial	674,589	10,003	5.91%	609,800	9,812	6.40%	567,150	8,893	6.27%
Real estate - construction	249,600	3,515	5.63%	203,948	2,959	5.80%	178,585	2,251	5.04%
Real estate - residential	222,814	2,729	4.90%	230,707	2,935	5.09%	201,500	2,596	5.15%
Home equity lines	122,350	1,144	3.71%	120,709	1,065	3.50%	114,414	1,033	3.58%
Consumer	3,127	43	5.58%	2,611	39	5.93%	2,815	42	5.92%
Total loans	1,483,392	19,734	5.33%	1,330,585	18,714	5.63%	1,212,910	16,596	5.47%

Loans held for sale	242,309	2,851	4.71%	243,064	2,808	4.62%	131,417	1,630	4.96%
Investment securities available-for-sale	319,890	3,522	4.40%	290,903	3,206	4.41%	286,835	3,384	4.72%
Investment securities held-to-maturity	14,626	92	2.50%	25,495	206	3.23%	39,347	354	3.60%
Other investments	15,714	30	0.76%	15,728	17	0.44%	15,728	33	0.84%
Federal funds sold	28,382	15	0.22%	19,810	11	0.22%	91,776	57	0.25%

Total interest-earning assets and interest income (2)	2,104,313	26,244	4.99%	1,925,585	24,962	5.19%	1,778,013	22,054	4.96%

Noninterest earning assets:
Cash and due from banks	14,607			12,348			1,213
Premises and equipment, net	18,197			17,079			15,723
Goodwill and other intangibles, net	10,571			13,343			14,025
Accrued interest and other assets	89,665			86,113			59,613
Allowance for loan losses	(24,148)			(22,181)			(16,692)
Total assets	$2,213,205			$2,032,287			$1,851,895

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$137,063	66	0.19%	131,355	85	0.26%	120,990	282	0.92%
Money markets	169,717	174	0.41%	113,375	145	0.51%	54,539	113	0.82%
Statement savings	231,963	213	0.36%	268,665	276	0.41%	314,226	967	1.22%
Certificates of deposit	781,319	2,918	1.48%	671,236	3,066	1.81%	631,746	4,348	2.73%
Total interest - bearing deposits	1,320,062	3,371	1.01%	1,184,631	3,572	1.20%	1,121,501	5,710	2.02%

Other borrowed funds	357,759	2,577	2.86%	389,969	3,017	3.07%	362,391	3,121	3.42%

Total interest-bearing liabilities and interest expense	1,677,821	5,948	1.41%	1,574,600	6,589	1.66%	1,483,892	8,831	2.36%

Noninterest-bearing liabilities:
Demand deposits	261,911			208,391			150,336
Other liabilities	27,505			25,698			17,280
Common shareholders’ equity	245,968			223,598			200,387
Total liabilities and shareholders’ equity	$2,213,205			$2,032,287			$1,851,895

Net interest income and net interest margin (2)		$20,296	3.86%		$18,373	3.82%		$13,223	2.97%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for 2011, 32% for 2010 and 2009.

Rate and Volume Analysis

Three Months Ended September 30, 2011, 2010 and 2009

(In thousands)

	2011 Compared to 2010			2010 Compared to 2009
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$569	$(173)	$396	$205	$(82)	$123
Real estate - commercial	1,009	(818)	191	669	250	919
Real estate - construction	662	(106)	556	320	388	708
Real estate - residential	(100)	(106)	(206)	376	(37)	339
Home equity lines	15	64	79	57	(25)	32
Consumer	7	(3)	4	(3)	0	(3)
Total loans	2,162	(1,142)	1,020	1,624	494	2,118

Loans held for sale	(9)	52	43	1,385	(207)	1,178
Investment securities available-for-sale	319	(3)	316	48	(226)	(178)
Investment securities held-to-maturity	(87)	(27)	(114)	(125)	(23)	(148)
Other investments	(0)	13	13	—	(16)	(16)
Federal funds sold	4	(0)	4	(45)	(1)	(46)

Total interest income (2)	2,389	(1,107)	1,282	2,887	21	2,908

Interest expense:

Interest - bearing deposits:

Interest checking	4	(23)	(19)	24	(221)	(197)
Money markets	72	(43)	29	122	(90)	32
Statement savings	(32)	(31)	(63)	(140)	(551)	(691)
Certificates of deposit	502	(650)	(148)	272	(1,554)	(1,282)
Total interest - bearing deposits	546	(747)	(201)	278	(2,416)	(2,138)

Other borrowed funds	(249)	(191)	(440)	238	(342)	(104)

Total interest expense	297	(938)	(641)	516	(2,758)	(2,242)

Net interest income (2)	$2,092	$(169)	$1,923	$2,371	$2,779	$5,150

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for 2011, 32% for 2010 and 2009.

(3) Changes attributable to rate/volume have been allocated to volume.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Nine Months Ended September 30, 2011, 2010 and 2009

(In thousands)

	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$195,482	$6,521	4.43%	$160,116	$5,580	4.65%	$158,966	$5,721	4.80%
Real estate - commercial	648,786	29,198	5.97%	606,537	28,428	6.21%	531,923	24,984	6.26%
Real estate - construction	245,370	10,152	5.52%	197,108	8,315	5.62%	177,728	6,095	4.57%
Real estate - residential	216,742	8,234	5.06%	227,272	8,819	5.17%	202,133	8,094	5.34%
Home equity lines	122,337	3,394	3.71%	119,248	3,233	3.62%	109,935	3,003	3.65%
Consumer	3,103	124	5.34%	2,634	114	5.79%	2,586	118	6.05%
Total loans	1,431,820	57,623	5.36%	1,312,915	54,489	5.53%	1,183,271	48,015	5.41%

Loans held for sale	172,927	6,045	4.66%	167,947	6,070	4.82%	168,428	5,651	4.47%
Investment securities available-for-sale	328,911	10,856	4.40%	317,195	10,797	4.54%	239,301	8,905	4.96%
Investment securities held-to-maturity	17,090	354	2.76%	30,400	759	3.33%	44,351	1,258	3.78%
Other investments	15,721	93	0.78%	15,728	38	0.32%	15,697	13	0.11%
Federal funds sold	41,752	72	0.23%	22,304	39	0.23%	57,563	102	0.24%

Total interest-earning assets and interest income (2)	2,008,221	75,043	4.98%	1,866,489	72,192	5.16%	1,708,611	63,944	4.99%

Noninterest earning assets:
Cash and due from banks	14,513			12,719			$1,026
Premises and equipment, net	17,487			16,256			15,977
Goodwill and other intangibles, net	10,618			13,699			14,090
Accrued interest and other assets	84,028			80,676			59,401
Allowance for loan losses	(24,485)			(20,289)			(15,725)
Total assets	$2,110,382			$1,969,550			$1,783,380

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	134,838	192	0.19%	133,166	403	0.40%	121,062	960	1.06%
Money markets	162,009	500	0.41%	98,749	444	0.60%	49,504	397	1.07%
Statement savings	242,824	659	0.36%	277,845	1,191	0.57%	286,180	3,255	1.52%
Certificates of deposit	698,683	8,754	1.68%	656,142	9,971	2.03%	619,158	13,902	3.00%
Total interest - bearing deposits	1,238,354	10,105	1.09%	1,165,902	12,009	1.38%	1,075,904	18,514	2.30%

Other borrowed funds	363,901	7,821	2.87%	376,443	9,051	3.21%	363,422	9,383	3.45%

Total interest-bearing liabilities and interest expense	1,602,255	17,926	1.50%	1,542,345	21,060	1.83%	1,439,326	27,897	2.59%

Noninterest-bearing liabilities:
Demand deposits	245,915			189,865			144,233
Other liabilities	25,539			22,730			19,780
Common shareholders’ equity	236,673			214,610			180,041
Total liabilities and shareholders’ equity	$2,110,382			$1,969,550			$1,783,380

Net interest income and net interest margin (2)		$57,117	3.79%		$51,132	3.65%		$36,047	2.81%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for 2011, 32% for 2010 and 2009.

Rate and Volume Analysis

Nine Months Ended September 30, 2011, 2010 and 2009

(In thousands)

	2011 Compared to 2010			2010 Compared to 2009
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$1,262	$(321)	$941	$161	$(302)	$(141)
Real estate - commercial	1,932	(1,162)	770	3,505	(61)	3,444
Real estate - construction	2,036	(199)	1,837	665	1,555	2,220
Real estate - residential	(393)	(192)	(585)	1,007	(282)	725
Home equity lines	84	77	161	254	(24)	230
Consumer	21	(11)	10	1	(5)	(4)
Total loans	4,942	(1,808)	3,134	5,593	881	6,474

Loans held for sale	180	(205)	(25)	(16)	435	419
Investment securities available-for-sale	399	(340)	59	2,899	(1,007)	1,892
Investment securities held-to-maturity	(332)	(73)	(405)	(396)	(103)	(499)
Other investments	1	54	55	0	25	25
Federal funds sold	34	(1)	33	(62)	(1)	(63)

Total interest income (2)	5,224	(2,373)	2,851	8,018	230	8,248

Interest expense:

Interest - bearing deposits:

Interest checking	5	(216)	(211)	96	(653)	(557)
Money markets	284	(228)	56	395	(348)	47
Statement savings	(150)	(382)	(532)	(95)	(1,969)	(2,064)
Certificates of deposit	646	(1,863)	(1,217)	829	(4,760)	(3,931)
Total interest - bearing deposits	785	(2,689)	(1,904)	1,225	(7,730)	(6,505)

Other borrowed funds	(302)	(928)	(1,230)	336	(668)	(332)

Total interest expense	483	(3,617)	(3,134)	1,561	(8,398)	(6,837)

Net interest income (2)	$4,741	$1,244	$5,985	$6,457	$8,628	$15,085

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for 2011, 32% for 2010 and 2009.

(3) Changes attributable to rate/volume have been allocated to volume.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2011 and 2010 was $2.9 million and $3.5 million, respectively. For the nine months ended September 30, 2011 and 2010, our provision for loan losses was $4.7 million and $8.6 million, respectively.  The decrease in our provision expense during 2011 compared to 2010 is a result of a decrease in our watch list credits, recoveries recorded during 2011 and the qualitative factors we use to determine the adequacy of our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.”

During 2011, we recorded charge-offs on four impaired commercial loans totaling $4.8 million.  Impairment was recognized during 2010 on two of these loans, and we placed them on nonaccrual status during the first quarter of 2011 because they had deteriorated further by falling significantly past-due.  Repayment of these two loans under their current agreements with the Bank became highly unlikely.  During the second quarter of 2011, a third impaired loan deteriorated further by becoming significantly past due with repayment under current terms unlikely.  This loan was placed on nonaccrual during the second quarter of 2011 and we charged-off $2.4 million at that time.  During the third quarter of 2011, a commercial real estate collateralized loan deteriorated as a result of falling significantly past due.  As a result of the borrower losing its ability to generate future income to repay the loan, we charged-off $1.2 million and placed the loan on nonaccrual.  The deterioration of these loans is based on isolated incidences with respect to these specific borrowers and we do not believe it is indicative of a broader deterioration of the overall credit quality of our loan portfolio.  Residential loans of $134,000 were charged off during the third quarter of 2011.  For the year-to-date 2011, residential loans totaling $513,000 were charged-off.  In addition, consumer loans totaling $19,000 were charged-off during 2011.  Recoveries from previously charged-off loans totaled $581,000 for the nine months ended September 30, 2011.  The majority of these recoveries were from previously charged-off residential loans. Nonperforming loans at September 30, 2011 and December 31, 2010, were $11.0 million and $7.6 million, respectively.

The allowance for loan losses was $24.2 million at September 30, 2011 and December 31, 2010. Our allowance for loan losses ratio to loans receivable, net was 1.60% and 1.72% at September 30, 2011 and December 31, 2010, respectively.  The decrease in our reserve ratio is a result of a modest improvement in the overall credit quality of our loan portfolio.

Continued challenging economic conditions could adversely affect our home equity loans of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Continued deterioration in commercial and residential real estate values, employment data and household incomes could result in higher credit losses for us.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At September 30, 2011, our commercial real estate (including construction lending) portfolio was 63% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three and Nine Months Ended September 30, 2011 and 2010

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance, beginning of the period	$22,626	$21,058	$24,210	$18,636

Provision for loan losses	2,885	3,500	4,745	8,625

Loans charged off:
Commercial and industrial	(1,178)	(1,750)	(4,792)	(3,112)
Residential	(134)	(425)	(513)	(1,732)
Consumer	—	(2)	(19)	(50)
Total loans charged off	(1,312)	(2,177)	(5,324)	(4,894)

Recoveries:
Commercial and industrial	3	—	276	3
Residential	10	52	305	62
Consumer	—	11	—	12
Total recoveries	13	63	581	77

Net (charge offs) recoveries	(1,299)	(2,114)	(4,743)	(4,817)

Ending balance, June 30,	$24,212	$22,444	$24,212	$22,444

	September 30,	September 30,
	2011	2010
Loans:
Balance at period end	$1,515,286	$1,351,703
Allowance for loan losses to loans receivable, net of fees	1.60%	1.66%
Annualized net charge-offs to average loans receivable	0.44%	0.49%

Allocation of the Allowance for Loan Losses

At September 30, 2011 and December 31, 2010

(In thousands)

	September 30,		December 31,
	2011		2010
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$3,764	14.36%	$2,941	14.20%
Real estate - commercial	11,284	46.31%	10,558	44.73%
Real estate - construction	6,023	16.55%	7,593	17.01%
Real estate - residential	1,867	14.52%	1,875	15.39%
Home equity lines	1,202	8.05%	1,175	8.46%
Consumer	72	0.21%	68	0.21%

Total allowance for loan losses	$24,212	100.00%	$24,210	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At September 30, 2011 and December 31, 2010

(In thousands)

	September 30,	December 31,
	2011	2010
Nonaccruing loans	$10,797	$7,516

Loans contractually past-due 90 days or more	208	49

Total nonperforming loans	$11,005	$7,565

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Noninterest income for the three months ended September 30, 2011 and 2010 was $15.0 million and $9.3 million, respectively.  Realized and unrealized gains on mortgage banking activities by our mortgage banking segment for the three months ended September 30, 2011 and 2010 were $11.3 million and $5.3 million, respectively, an increase of $6.0 million, or 113%.  Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees and gains associated with our sales of loans to third party investors.  Costs include direct costs associated with the loan origination, such as commissions and salaries that are deferred at the time of origination.  For the nine months ended September 30, 2011 and 2010, realized and unrealized gains on mortgage banking activities were $18.7 million and $11.9 million, respectively, an increase of $6.9 million, or 58%. The increase for both the three and nine month periods of 2011 compared to the same periods of 2010 are directly related to the substantial increase in loan origination and sales volume during 2011 compared to 2010, as mortgage rates declined to historic lows. We continue to invest resources in our mortgage business and have added over 30 loan origination officers during the last twelve months.

Management fee income, which represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales, decreased $99,000 to $1.2 million for the three months ended September 30, 2011 as compared to $1.3 million for the three months ended September 30, 2010.  For the nine months ended September 30, 2011 and 2010, management fee income was $2.1 million and $2.7 million, respectively, a decrease of $538,000, or 20%.  During the first quarter of 2011, one of the managed companies ceased operating independently and was converted to a branch office of George Mason because of the increased regulatory requirements placed on mortgage companies.  The employees of this managed company are now employees of George

Mason.  The income once earned from this managed company is now reflected in realized and unrealized gains on mortgage banking activities.

Investment fee income decreased $405,000 to $643,000 for the three months ended September 30, 2011 compared to $1.0 million for the same period of 2010. For the nine months ended September 30, 2011 and 2010, investment fee income was $1.9 million and $3.1 million, respectively.  The decrease in fee income is directly attributable to the renegotiation of our service contract with a trust customer.  We are currently repositioning our wealth management operations for future growth and less risk.

The increase in the cash surrender value of our bank-owned life insurance for the three and nine months ended September 30, 2011 was $216,000, and $603,000, respectively.  For the same three and nine month periods of 2010, income from bank-owned life insurance was $173,000 and $499,000, respectively.  The increase is directly related to increases in the underlying value of the investments.

For the three and nine months ended September 30, 2011, we recorded net gains on sales of investment securities available-for-sale of $411,000 and $1.2 million, respectively.  For the three and nine months ended September 30, 2010, we recorded net gains on sales of investments securities available-for-sale of $193,000 and $726,000, respectively.

Noninterest income represented 43% and 34% of our total revenues for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, noninterest income as a percentage of our total revenues was 33% and 30%, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended September 30, 2011 was $18.9 million, compared to $15.4 million for the same period of 2010, an increase of $3.6 million, or 23%.  For the nine months ended September 30, 2011 and 2010, respectively, noninterest expense was $49.4 million and $42.6 million, respectively.

For the quarter ended September 30, 2011, salaries and benefits expense decreased to $8.4 million down from $8.9 million for the quarter ended September 30, 2010.  The decrease in salaries and benefits expense for the three months September 30, 2011 compared to the same period of 2010 is primarily a result of our recording $801,000 during 2010 for the immediate vesting of our CEO’s supplemental retirement plan, a result of his new employment agreement.  For the nine months ended September 30, 2011 and 2010, salaries and benefits expense was $23.0 million and $21.8 million, respectively.  The increase in salaries and benefits expense for the nine months ended September 30, 2011 is mostly related to increases in our business development personnel at our commercial banking and mortgage banking segments.

Mortgage loan repurchases and settlements for the three months ended September 30, 2011 and 2010 were $170,000 and ($1.1 million) respectively.  The increase in mortgage loan repurchases and settlements during the third quarter of 2011 was a result of a settlement with one investor on a possible mortgage loan repurchase.  For the nine months ended September 30, 2011 and 2010, mortgage loan repurchases and settlements were $670,000 and $(686,000), respectively.  During the third quarter of 2010, we reversed our accruals related to mortgage loan repurchases and putbacks of $1.1 million, a result of our limiting exposure to loan repurchases through agreements entered into with various investors.

Professional fees were $1.5 million for the three months ended September 30, 2011, an increase of $896,000 when compared to the same period of 2010.  For the nine months ended September 30, 2011 and 2010, professional fees were $2.9 million and $1.6 million, respectively.  The increase in professional fees expense during 2011 as compared to 2010 is primarily attributable due to increased legal expenses related to the potential complaint by the Department of Justice.  We also incurred expenses earlier in 2011 for exploring the possibility of further growth of the Company through acquisitions.  However, until the potential complaint by the Department of Justice, which is more fully discussed in Part II, Item 1 of this report, is resolved, our ability to complete any potential acquisition may be limited.

For the three months ended September 30, 2011 and 2010, depreciation expense was $761,000 and $462,000, respectively.  For the nine months ended September 30, 2011 and 2010, depreciation expense was $2.0 million and $1.5 million, respectively.  The mortgage banking segment is currently implementing a new loan origination system, requiring the acceleration in depreciation on the incumbent system.

FDIC insurance premiums for the three and nine months ended September 30, 2011 were ($166,000) and $1.1 million, respectively.  For the three and nine months ended September 30, 2010, FDIC insurance premiums were $524,000 and $1.6 million, respectively.  Effective June 30, 2011, the FDIC changed the premium assessment calculation from a measure based on deposits to a measure based on net tangible assets.  This change results in a lower premium expense amount for us.  The expense recognized for the three months ending June 30, 2011 was calculated based on our deposit base, instead of net tangible assets.  Therefore, and for the three months ending September 30, 2011, it was necessary to reverse a portion of the expense recognized in the second fiscal quarter to reflect the proper amount of premium expense for the nine months ending September 30, 2011.  The amount of the expense based on net tangible assets for the three months ending September 30, 2011 was $267,000, and the amount of the expense reversal was $433,000.

During the third quarter of 2010, we recorded an impairment charge of $451,000 related to the annual impairment analysis of the goodwill associated with our Wilson/Bennett reporting unit.  No such analysis occurred during 2011 as we recorded an additional impairment during the fourth quarter of 2010, which resulted in an impairment charge of the remaining balance of goodwill and other intangible assets assigned to the Wilson/Bennett reporting unit.

During 2011, we extinguished a total of $55 million in FHLB advances to reduce our funding costs at the Bank.  As part of the arrangement with the FHLB, we paid a prepayment penalty of $1.8 million during the third quarter of 2011 and $2.3 million year-to-date 2011 to extinguish these borrowings prior to their maturity.  No such expense occurred during 2010.

Additional increases in noninterest expense are related to increases in marketing and business development expense.

Income Taxes

For the three months ended September 30, 2011, we recorded a provision for income taxes of $4.6 million, compared to $2.7 million for the same period of 2010.  Our effective tax rate for the three months ended September 30, 2011 and 2010 was 35.0% and 31.5%, respectively.  For the nine months ended September 30, 2011, we recorded a provision for income taxes of $10.3 million, compared to $6.9 million for the same period of 2010.  Our effective tax rate for the nine months ended September 30, 2011 and 2010 was 34.2% and 32.2%, respectively.  Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  For both the quarter-to-date and year-to-date periods ended September 30, 2011, our effective tax rate has increased as a result of our tax-exempt income becoming a smaller portion of our overall net income.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $2.55 billion and $2.07 billion at September 30, 2011 and December 31, 2010, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $348.0 million at September 30, 2011, compared to $345.0 million at December 31, 2010, an increase of $3.0 million. The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our investment securities portfolio.

Investment Securities

At September 30, 2011 and December 31, 2010

(In thousands)

	Amortized	Fair	Average
Available-for-sale at September 30, 2011	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$5,266	$5,899	3.92%
Five to ten years	$30,502	$33,884	3.98%
Total U.S. government-sponsored agencies	35,768	39,783	3.97%

Mortgage-backed securities (1)
Five to ten years	14,213	15,020	4.19%
After ten years	180,663	192,038	4.31%
Total mortgage-backed securities	194,876	207,058	4.30%

Tax exempt municipal securities (2)
Five to ten years	16,067	17,168	3.47%
After ten years	55,213	58,358	4.03%
Taxable municipal securities
Five to ten years	3,308	3,657	4.96%
After ten years	996	1,111	5.10%
Total municipal securities	75,584	80,294	3.97%

U. S. treasury securities
One to five years	4,939	5,190	2.36%
Total U.S. treasury securities	4,939	5,190	2.36%
Total investment securities available-for-sale	$311,167	$332,325	4.15%

	Amortized	Fair	Average
Held-to-maturity at September 30, 2011	Cost	Value	Yield
Mortgage-backed securities (1)
Five to ten years	1,840	1,956	4.67%
After ten years	3,675	3,890	4.21%
Total mortgage-backed securities	5,515	5,846	4.36%

Corporate bonds
After ten years	8,003	3,452	1.33%
Total corporate bonds	8,003	3,452	1.33%
Total investment securities held-to-maturity	13,518	9,298	2.57%

Total investment securities	$324,685	$341,623	4.09%

	Amortized	Fair	Average
Available-for-sale at December 31, 2010	Cost	Value	Yield
U.S. government-sponsored agencies
Five to ten years	$30,941	$32,119	3.95%
Total U.S. government-sponsored agencies	30,941	32,119	3.95%

Mortgage-backed securities (1)
One to five years	7	7	9.02%
Five to ten years	21,976	22,997	4.24%
After ten years	190,600	196,478	4.54%
Total mortgage-backed securities	212,583	219,482	4.51%

Tax exempt municipal securities (2)
Five to ten years	7,063	7,198	3.38%
After ten years	52,907	52,776	3.98%
Taxable municipal securities
Five to ten years	3,318	3,320	4.96%
After ten years	996	989	5.10%
Total municipal securities	64,284	64,283	3.73%

U. S. treasury securities
One to five years	4,923	5,114	2.36%
Total U.S. treasury securities	4,923	5,114	2.36%
Total investment securities available-for-sale	$312,731	$320,998	4.26%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2010	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$351	$368	4.14%
Five to ten years	3,766	3,965	4.63%
After ten years	9,758	10,203	4.12%
Total mortgage-backed securities	13,875	14,536	4.26%

Corporate bonds
After ten years	8,004	3,197	1.34%
Total corporate bonds	8,004	3,197	1.34%
Total investment securities held-to-maturity	21,879	17,733	3.19%

Total investment securities	$334,610	$338,731	4.19%

(1) Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

We complete reviews for other-than-temporary impairment at least quarterly.  As of September 30, 2011, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At September 30, 2011, 98% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $4.7 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At September 30, 2011, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

Our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $8.0 million of par value at September 30, 2011 (each security has a par value of $2.0 million).  These securities are presented as corporate bonds in the table above.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  One security has a composite rating of A, one security has a composite rating of A-, one of the securities has a composite rating of BB- and the other security has a composite rating of B-.  Observable trading activity remains limited for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  We also use a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  We do not intend to sell nor do we believe it is probable that we will be required to sell these corporate bonds prior to the recovery of our investment.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio during 2011.

We hold $15.7 million in FHLB stock at September 30, 2011, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $1.52 billion at September 30, 2011 and December 31, 2010.  See the following table for details on the loans receivable portfolio. Loans held for sale at September 30, 2011 were $552.8 million compared to $206.0 million at December 31, 2010.  The increase in our loans held for sale portfolio is a result of seasonal increased loan origination activity and increased refinance activity due to the historically low interest rate environment during the third quarter of 2011.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At September 30, 2011 and December 31, 2010

(In thousands)

	September 30, 2011		December 31, 2010

Commercial and industrial	$217,984	14.36%	$200,384	14.20%
Real estate - commercial	702,920	46.31%	631,292	44.73%
Real estate - construction	251,241	16.55%	240,007	17.01%
Real estate - residential	220,360	14.52%	217,130	15.39%
Home equity lines	122,192	8.05%	119,403	8.46%
Consumer	3,213	0.21%	3,042	0.21%

Gross loans	$1,517,910	100.00%	1,411,258	100.00%

Net deferred (fees) costs	(2,624)		(1,956)
Less: allowance for loan losses	(24,212)		(24,210)

Loans receivable, net	$1,491,074		$1,385,092

Deposits

Total deposits were $1.80 billion at September 30, 2011 compared to $1.40 billion at December 31, 2010. During 2011, we had increases in our noninterest bearing checking products, interest checking and certificates of deposit. These increases were related to customers who held larger deposit balances at September 30, 2011 compared to December 31, 2010, a result of certain business activities for those particular customers.  In addition, we held more brokered certificates of deposit at September 30, 2011 compared to December 31, 2010.  See the following table for details on certificates of deposit with balances of $100,000 or more. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At September 30, 2011 and December 31, 2010, we had $261.3 million and $43.5 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The increase in our CDARS deposits is primarily due to our participation in the network’s one-way buy program.  We purchased $237.0 million in one-way buys in order to lock in short-term funding as a result of the seasonal increase in our loans held for sale portfolio.  Brokered certificates of deposit not in the CDARS network were $189.2 million and $44.8 million at September 30, 2011 and December 31, 2010, respectively. We issued additional brokered certificates of deposit during 2011 to lock in low cost term funding to support the increase in our loans held for sale portfolio.

Certificates of Deposit of $100,000 or More

At September 30, 2011

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$249,433	$9,922	$259,355
Over three months through six months	90,291	1,779	92,070
Over six months through twelve months	62,444	6,181	68,625
Over twelve months	114,672	26,867	141,539
	$516,840	$44,749	$561,589

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds increased $30.0 million to $419.5 million at September 30, 2011, compared to $389.6 million at December 31, 2010.  Treasury, Tax & Loan Note option borrowings decreased $669,000 to $802,000 at September 30, 2011 compared to $1.5 million at December 31, 2010.  FHLB advances were $280.0 million at each of September 30, 2011 and December 31, 2010.  Customer repurchase agreements decreased $4.4 million to $83.1 million at September 30, 2011 compared to $87.5 million at December 31, 2010.  We had federal funds purchased of $35.0 million at September 30, 2011 compared to none at December 31, 2010.  We purchased federal funds at the end of September 2011 due to short-term funding needs related to increased loan production at George Mason.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At September 30, 2011

(In thousands)

	Interest Rate	Amount Outstanding

Other short-term borrowed funds:
TT&L note option	0.00%	$802
Customer repurchase agreements	0.24%	83,125
Federal funds purchased	0.17%	35,000
Total other short-term borrowed funds and weighted average rate	0.22%	$118,927
Other borrowed funds:
Trust preferred	3.95%	$20,619
FHLB advances - long term	3.44%	280,000
Other borrowed funds and weighted average rate	3.47%	$300,619

Total other borrowed funds and weighted average rate	2.55%	$419,546

Shareholders’ Equity

Shareholders’ equity at September 30, 2011 was $250.1 million compared to $222.9 million at December 31, 2010, an increase of $27.2 million, or 12%. The increase in shareholders’ equity at September 30, 2011 compared to December 31, 2010 is primarily attributable to net income of $19.8 million for the nine months ended September 30, 2011.  In addition, accumulated other comprehensive income increased $8.1 million for the nine months ended September 30, 2011.  Book value per share at September 30, 2011 was $8.65 compared to $7.75 at December 31, 2010. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at September 30, 2011 was $7.85 compared to $7.22 at December 31, 2010.

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

For the three months ended September 30, 2011, the commercial banking segment recorded net income of $3.5 million compared to $3.7 million for the same period of 2010. For the nine months ended September 30, 2011, the commercial banking segment recorded net income of $14.6 million compared to $11.0 million for the nine months ended September 30, 2010. See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At September 30, 2011, total assets for this segment were $2.48 billion, loans receivable, net of deferred fees and costs, were $1.52 billion and total deposits were $1.80 billion. At September 30, 2010, total assets were $2.07 billion, loans receivable, net of deferred fees and costs, were $1.35 billion and total deposits were $1.40 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason, and Cardinal First. Both George Mason and Cardinal First engage primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended September 30, 2011 and 2010, the mortgage banking segment recorded net income of $5.7 million and $3.6 million, respectively. For the nine months ended September 30, 2011 and 2010, the mortgage banking segment recorded net income of $7.6 million and $6.0 million, respectively. See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At September 30, 2011, total assets for this segment were $558.6 million; loans held for sale were $523.1 million and mortgage funding checks were $43.4 million. At September 30, 2010, total assets were $373.2 million; loans held for sale were $341.4 million and mortgage funding checks were $33.1 million.

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

For the three months ended September 30, 2011 and 2010, the wealth management and trust services segment recorded net income of $20,000 and of $92,000, respectively. For the nine months ended September 30, 2011 and 2010, the wealth management and trust services segment recorded net losses of $113,000 and $4,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At September 30, 2011, total assets were $577,000 and managed and custodial assets were $2.7 billion. At September 30, 2010, total assets for this segment were $3.0 million and managed and custodial assets were $3.1 billion.

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

At September 30, 2011, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 11.51% and 12.67%, respectively. At December 31, 2010, our Tier 1 and total risk-based capital ratios were 12.67% and 14.06%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The decrease in our risk-based capital ratios was primarily a result of an increase in our total risk-weighted assets, offset by an increase in shareholders’ equity at September 30, 2011 compared to December 31, 2010.

The following table provides additional information pertaining to our capital ratios.

Capital Components

At September 30, 2011 and December 31, 2010

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Cardinal Financial Corporation (Consolidated):

At September 30, 2011
Total risk-based capital	$267,629	12.67%	$168,979	>	8.00%	$211,224	>	10.00%
Tier I risk-based capital	243,020	11.51%	84,490	>	4.00%	126,734	>	6.00%
Leverage capital ratio	243,020	11.03%	88,105	>	4.00%	110,132	>	5.00%

At December 31, 2010
Total risk-based capital	$248,294	14.06%	$141,284	>	8.00%	$176,606	>	10.00%
Tier I risk-based capital	223,789	12.67%	70,642	>	4.00%	105,963	>	6.00%
Leverage capital ratio	223,789	10.82%	82,753	>	4.00%	103,441	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Cardinal Bank:

At September 30, 2011
Total risk-based capital	$254,761	12.14%	$167,927	>	8.00%	$209,909	>	10.00%
Tier I risk-based capital	230,152	10.96%	83,964	>	4.00%	125,945	>	6.00%
Leverage capital ratio	230,152	10.51%	87,556	>	4.00%	109,445	>	5.00%

At December 31, 2010
Total risk-based capital	$232,274	13.25%	$140,262	>	8.00%	$175,328	>	10.00%
Tier I risk-based capital	207,768	11.85%	70,131	>	4.00%	105,197	>	6.00%
Leverage capital ratio	207,768	10.09%	82,383	>	4.00%	102,979	>	5.00%

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At September 30, 2011 and December 31, 2010, we had $261.3 million and $43.5 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The increase in our CDARS deposits is primarily due to our participation in the network’s one-way buy program.  We purchased $237.0 million in one-way buys in order to lock in short-term funding as a result of the increase in our loans held for sale portfolio due to refinance activity resulting from the historically low interest rate environment.  Brokered certificates of deposit not in the CDARS network were $189.2 million and $44.8 million at September 30, 2011 and December 31, 2010, respectively. We issued additional brokered certificates of deposit during 2011 to lock in low cost term funding to support the increase in our loans receivable and loans held for sale portfolio.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $368.2 million at September 30, 2011 or 14% of total assets. We held investments that are classified as held-to-maturity in the amount of $13.5 million at September 30, 2011. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at September 30, 2011 was $128.2 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $145.2 million at September 30, 2011. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

Contractual Obligations

At September 30, 2011

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$555,186	$307,746	$91,410	$132,108	$23,922

Brokered certificates of deposit	450,437	313,556	51,768	85,113	—

Advances from the Federal Home Loan Bank of Atlanta	280,000	25,000	10,000	110,000	135,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	27,699	4,556	4,627	9,023	9,493

Total	$1,333,941	$650,858	$157,805	$336,244	$189,034

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

At September 30, 2011 and December 31, 2010, commitments to extend credit were $592.5 million and $526.6 million, respectively.  Standby letters of credit were $32.8 million and $22.3 million at September 30, 2011 and December 31, 2010, respectively. Commitments to extend credit of $389.8 million as of September 30, 2011 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $87.8 million as of December 31, 2010.  The increase in mortgage loan funding commitments is related to the increased origination production which occurred at our mortgage banking subsidiaries.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  During the past two years, we have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors.  During 2010, we experienced favorable results in resolving various investor claims and have reduced our reserve related to such claims.  During 2011, we received a limited number of additional claims which we are in the process of resolving.  As of September 30, 2011, there was no reserve for loan repurchases as we had no possible repurchases or putbacks outstanding.

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

At September 30, 2011, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.05% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 2.3% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario.

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

At September 30, 2011, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.05% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 2.3% in a down 100 basis point scenario and would be neutral in an up 200 basis point scenario.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was informed by letter July 1, 2011 that the U.S. Department of Justice (the “DOJ”) may initiate the filing of a complaint against Cardinal Bank and George Mason Mortgage, LLC alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act. The complaint would allege that Cardinal Bank and George Mason Mortgage, LLC have not met the credit needs for residential real estate related loans in market segments outside the Company’s FDIC approved Community Reinvestment Act assessment area.  The Company believes that its lending practices have complied with these laws. In addition, the Company has always received a satisfactory rating on all of its Community Reinvestment Act exams conducted by primary federal regulators since its inception. The Company continues to cooperate fully with the DOJ in its investigation and has provided relevant information to resolve this issue. It is too early to assess whether the resolution of this matter will have an effect on the Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended September 30, 2011, we did not purchase shares of our common stock.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

10.1                           Addendum to Executive Employment Agreement of Christopher W. Bergstrom (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 23, 2001).

31.1                           Rule 13a-14(a) Certification of Chief Executive Officer

31.2                           Rule 13a-14(a) Certification of Chief Financial Officer

32.1                         Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2                         Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101                              The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2011	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2011	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2011	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Addendum to Executive Employment Agreement of Christopher W. Bergstrom (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 23, 2001).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).