Form 10-K
period 2011-12-31
CARDINAL FINANCIAL CORP
filed 2012-03-15
CIK 1060523

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2011: $304,203,625.

         The number of shares outstanding of Common Stock, as of March 12, 2012, was 29,201,328.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

        We own Cardinal Bank, (the "Bank"), a Virginia state-chartered community bank with 27 banking offices located in Northern Virginia, Maryland and the greater Washington, D.C. metropolitan area. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

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

        George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through fifteen branches located throughout the metropolitan Washington, D.C. region. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $3.9 billion in 2011 and $3.2 billion in 2010, excluding advances on construction loans and including loans purchased from other mortgage banking companies owned by local home builders but managed by George Mason. George Mason sells its mortgage loans to third party investors servicing released.

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

        Capitalize on the continued bank consolidation in our market.    We anticipate that bank mergers as well as FDIC assisted transactions will result in further consolidation in our target market and we intend to capitalize on the dislocation of customers resulting from this consolidation. We believe this consolidation creates opportunities for expanding our branch network, as discussed above, as well as to increase our market share of bank deposits within our target market. We focus on building long term relationships with our clients and communities by providing personalized service from local management teams. We also will continue to explore the possibility of further growth through acquisition in Virginia, the metropolitan Washington, D.C. market, or other areas if we believe that such expansion will strengthen the Company by diversifying our customer base and sources of revenue and be accretive to earnings within a reasonable time frame.

        Expand our lending activities.    As of December 31, 2011, we have increased our legal lending limit to over $38.0 million as a result of retained earnings and our successful capital raise efforts during 2009. The increase in our legal lending limit allows us to further expand our commercial and real estate lending activities. It also improves our ability to seek business from larger government contractors, businesses who we believe are conservatively operated and well capitalized residential homebuilders. According to George Mason University's Center for Regional Analysis ("GMU-CRA"), federal government spending in the greater Washington region was approximately $150 billion in 2009. While it is anticipated that the recently announced federal budget cuts will probably not be felt until after the presidential election, federal agencies have begun to cut spending. According to Dr. Stephen Fuller of GMU-CRA, procurement funds are expected to fall by about 2.3% to 17.4% in the greater Washington region's economy by 2015. Our goal is to aggressively grow our loan portfolio while maintaining superior asset quality through conservative underwriting practices.

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

        For financial information about the reportable segments, see "Business Segment Operations" in Item 7 below and Note 21 of the notes to the consolidated financial statements in Item 8 below.

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

        Based on estimates released by the U.S. Census Bureau, the population of the greater Washington metropolitan area was approximately 5.58 million people in 2010, the eighth largest statistical area in the country. The median annual household income for this area in 2010 was approximately $84,500, which makes it one of the wealthiest regions in the country. For 2011, based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor, the unemployment rate for the greater Washington metropolitan area was approximately 5.5%, compared to a national unemployment rate of 8.9%. As of June 30, 2011, total deposits in this area were approximately $174 billion as reported by the Federal Deposit Insurance Corporation ("FDIC").

        Our headquarters are located in the center of the business district of Fairfax County, Virginia. Fairfax County, with over one million people, is the most populous county in Virginia and the most populous jurisdiction in the Washington, D.C. area. According to the latest U.S. Census Bureau estimates, Fairfax County also has the second highest median household income of any county in the United States of $109,000, surpassed only by its neighbor, Loudoun County with $116,000.

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

        The competition to acquire deposits and to generate loans, including mortgage loans, is intense, and pricing is important. Many of our competitors are larger and have substantially greater resources and lending limits than we do. In addition, many competitors offer more extensive branch and ATM networks than we currently have. Larger institutions operating in the greater Washington market have access to funding sources at lower costs than are available to us since they have larger and more diverse fund generating capabilities. However, we believe that we have and will continue to be successful in competing in this environment due to an emphasis on a high level of personalized customer service, localized and more responsive decision making, and community involvement.

        Of the $174 billion in bank deposits in the greater Washington region at June 30, 2011, approximately 84% were held by banks that are either based outside of the greater Washington region or are operating wholesale banks that generate deposits nationally. Excluding institutions based outside our region, we have grown to the fifth largest financial institution headquartered in the greater Washington region as measured by total deposits. By providing competitive products and more personalized service and being actively involved in our local communities, we believe we can continue to increase our share of this deposit market.

Customers

        We believe that the recent and ongoing bank consolidation within Northern Virginia and the greater Washington, D.C. region provides a significant opportunity to build a successful, locally-oriented banking franchise. We also believe that many of the larger financial institutions in our area do not emphasize the high level of personalized service to small and medium-sized commercial businesses, professionals or individual retail customers that we emphasize.

        We expect to continue serving these business and professional markets with experienced commercial relationship managers, and we have increased our retail marketing efforts through the expansion of our branch network and development of additional retail products and services. We expanded our deposit market share through aggressive marketing of our President's Club, Chairman's Club, Simply Savings and Monster Money Market relationship products and our Simply Checking product.

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

        The principal business of George Mason, the Bank's primary mortgage banking subsidiary, is to originate residential loans for sale into the secondary market on a best efforts basis. These loans are closed and serviced by George Mason on an interim basis pending their ultimate sale to a permanent investor. The mortgage subsidiary funds these loans through a line of credit from Cardinal Bank and cash available through its own operations. George Mason's income on these loans is generated from the fees it charges its customers, the gains it recognizes upon the sales of loans and the interest income it earns prior to the delivery of the loan to the investor. Costs associated with these loans are primarily comprised of salaries and commissions paid to loan originators and support personnel, interest expense incurred on funds borrowed to hold the loans pending sale and other expenses associated with the origination of the loans. In addition, George Mason generates management fee income by providing specific services to other mortgage banking companies owned by local home builders.

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

Lending

        We offer a full range of short to long-term commercial, real estate and consumer lending products and services, which are described in further detail below. We have established target percentage goals for each type of loan to insure adequate diversification of our loan portfolio. These goals, however, may change from time to time as a result of competition, market conditions, employee expertise, and other factors. Commercial and industrial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 15%, 45%, 18%, 14%, 7% and 1%, respectively of our loan portfolio at December 31, 2011.

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

        Construction Loans.    Our construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects. Construction lending entails significant additional risks compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks since funds are advanced while the property is under construction, which property has uncertain value prior to the completion of construction. Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan-to-value ratios. To reduce the risks associated with construction lending, we limit loan-to-value ratios to 80% of when-completed appraised values for owner-occupied residential or commercial properties and for investor-owned residential or commercial properties. We expect that these loan-to-value ratios will provide sufficient protection against fluctuations in the real estate market to limit the risk of loss. Maturities for construction loans generally range from 12 to 24 months for non-complex residential, non-residential and multi-family properties. Construction loan agreements may include provisions which allow for the payment of contractual interest from an interest reserve. Amounts drawn from an interest reserve increase the amount of the outstanding balance of the construction loan. This is an industry standard practice.

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

Internet and Mobile Banking

        We believe that there is a strong demand within our market for internet banking and to a much lesser extent telephone banking. These services allow both commercial and retail customers to access detailed account information and execute a wide variety of the banking transactions, including balance transfers and bill payment. We believe that these services are particularly attractive to our customers, as it enables them at any time to conduct their banking business and monitor their accounts. Internet banking assists us in attracting and retaining customers and encourages our existing customers to consider Cardinal for all of their banking and financial needs.

        During 2007, we introduced Cardinal Mobile Banking to our customers. Customers who sign up for this service can access their accounts from any internet-enabled cell phone, PDA or mobile device. Customers can check their balance, view account activity, transfer funds between deposit accounts, and may pay their bill online. Cardinal Mobile Banking is encrypted using the Wireless Transport Layer Security (WTLS) protocol, which provides the highest level of security available today. Additionally, all data that passes between the wireless gateway and Cardinal Bank's web servers is encrypted using Secure Socket Layer (SSL).

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

        Loans closed by George Mason and Cardinal First are underwritten in accordance with guidelines established by the various secondary market investors to which George Mason sells its loans.

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

Employees

        At December 31, 2011, we had 510 full-time equivalent employees. None of our employees are represented by any collective bargaining unit. We believe our relations with our employees are good.

Government Supervision and Regulation

General

        As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare and pay to us. Our bank subsidiary is also subject to various consumer and compliance laws. As a state-chartered bank, the Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission. Our bank subsidiary and its' subsidiaries (George Mason and Cardinal First) also are subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation.

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

        In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring 25% or more of any class of voting securities of the bank holding company. Prior notice to the Federal Reserve is required before a person acquires 10% or more, but less than 25%, of any class of voting securities and if the institution has registered securities under

Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

        We are a legal entity separate and distinct from Cardinal Bank, CWS, Wilson/Bennett, and Cardinal Statutory Trust I. Virtually all of our cash revenues will result from dividends paid to us by our bank subsidiary and interest earned on short term investments. Our bank subsidiary is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings. Additionally, our bank subsidiary may declare a dividend out of undivided earnings, but not if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the FDIC. Our bank subsidiary may not declare or pay any dividend if, after making the dividend, the bank would be "undercapitalized," as defined in the banking regulations.

        The FDIC and the state have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state and the FDIC have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice.

        In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Our regulators also may restrict our ability to repurchase securities.

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

        The FDIC is required to maintain a designated minimum ratio of the DIF to insured deposits in the United States. In July 2010, the Dodd Frank Wall Street Reform and Consumer Protection Act (the "Financial Reform Act") was signed into law. The Financial Reform Act requires the FDIC to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. The FDIC has also adopted new regulations that establish a long-term target DIF ratio of greater than two percent. As a result of the ongoing instability in the economy and the failure of other U.S. depository institutions, the DIF ratio is currently below the required targets and the FDIC has adopted a restoration plan that will result in substantially higher deposit insurance assessments primarily for depository institutions with more than $10 billion in assets over the coming years. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole.

        Pursuant to the Financial Reform Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Financial Reform Act also provides for unlimited FDIC insurance coverage for noninterest-bearing demand deposit accounts for a two year period beginning on December 31, 2010 and ending on December 31, 2012.

        The Financial Reform Act also changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution's domestic deposits to its total assets minus tangible equity. The new regulation implementing revisions to the assessment system mandated by the Financial Reform Act was effective April 1, 2011 and was reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the new regulations, our annual deposit insurance assessments are higher than before the financial crisis. While the burden on replenishing the DIF will be placed primarily on institutions with assets of greater than $10 billion, any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

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

        The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered "well-capitalized" at December 31, 2011 and, in addition, our bank subsidiary maintained sufficient capital to remain in compliance with capital requirements and is considered "well-capitalized" at December 31, 2011.

        The Financial Reform Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements. Under the Collins Amendment to the Financial Reform Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, bank holding companies on a consolidated basis. These minimum requirements can't be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. Accordingly, our trust preferred securities will continue to qualify as Tier 1 capital.

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

The Bank Secrecy Act

        Under the Bank Secrecy Act ("BSA"), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file Suspicious Activity Reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution's compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act of 2001 also requires a financial institution to follow customer identification procedures when opening accounts for new customers and to review U.S. government-maintained lists of individuals and entities that are prohibited from opening accounts at financial institutions.

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

Federal Reserve System

        In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts and demand deposit accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements. Effective December 29, 2011, the first $11.5 million of balances will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction account balances over $11.5 million to and including $71.0 million. A 10% reserve ratio will be applied to amounts in net transaction account balances in excess of $71.0 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of our interest-earning assets. Beginning October 2008, the Federal Reserve Banks pay financial institutions interest on their required reserve balances and excess funds deposited with the Federal Reserve. The interest rate paid is the targeted federal funds rate.

Transactions with Affiliates

        Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same as, or at least as favorable to those that, the bank has provided to a non-affiliate. Certain covered transactions also must be adequately secured by eligible collateral. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Section 23B applies to "covered transactions" as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same as, or at least favorable to those that, the bank has provided to non-affiliates.

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

Loans to Insiders

        The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and to entities controlled by any of the foregoing, may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank's loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank's unimpaired capital and unimpaired surplus until the bank's total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. The FDIC has prescribed the aggregate loan amount to such person for which prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

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

        We were informed by letter July 1, 2011 that the U.S. Department of Justice (the "DOJ") may initiate the filing of a complaint against Cardinal Bank and George Mason Mortgage, LLC alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act. The complaint would allege that Cardinal Bank and George Mason Mortgage, LLC have not met the credit needs for residential real estate related loans in market segments outside our FDIC approved Community Reinvestment Act assessment area. We believe that our lending practices have complied with these laws. In addition, we have always received a satisfactory rating on all of our Community Reinvestment Act exams conducted by primary federal regulators since our inception. We continue to cooperate fully with the DOJ in its investigation, and believe that we have provided all relevant information necessary to resolve this issue. It is too early to assess whether the resolution of this matter will have a material adverse effect on the Company.

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

        The GLBA repealed sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. We became a financial holding company in 2004.

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

        Our mortgage banking segment is a significant portion of our consolidated business and maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors. Loan production levels are sensitive to changes in economic conditions and interest rates and have previously suffered from slowdowns in the local housing market and tightening credit conditions. Any sustained period of decreased activity caused by further housing price pressure, loan underwriting restrictions or higher interest rates would adversely affect our mortgage originations and, consequently, reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our net income.

        Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain cases where we have originated loans and sold them to investors, we may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. Such repurchases or settlements would also adversely affect our net income.

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

        At December 31, 2011, we had $10.1 million of goodwill related to the George Mason acquisition. In addition, we have identified and recorded other intangible assets, such as customer relationships and trade names, as a result of the George Mason acquisition. The carrying amount of these intangibles at December 31, 2011 was $346,000. Goodwill and other intangibles are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred.

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

        We have investments in pooled trust preferred securities, totaling $7.8 million at December 31, 2011. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. We own the A-3 tranches in each issue. Each of these bonds are rated by more than one rating agency. One security has a composite rating of A, one security has a composite rating of A-, one of the securities has a composite rating of BB- and the other security has a composite rating of B. There is minimal observable trading activity for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. These securities are classified as held-to-maturity. Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments and concluded that these securities are not other-than-temporarily impaired. However, if there are additional deferrals or defaults that impact the contractual cash flows within the tranches we own, we may be required to record an other-than-temporary impairment related to these securities, which could adversely affect our results of operations and financial condition.

We may be adversely affected by economic conditions in our market area.

        We are headquartered in Northern Virginia, and our market is the greater Washington, D.C. metropolitan area. Because our lending and deposit-gathering activities are concentrated in this market, we will be affected by the general economic conditions in the greater Washington area, which may, among other factors, be impacted by the level of federal government spending. Changes in the economy, and government spending in particular, may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors, would impact these local economic conditions and the demand for banking products and services generally, and could negatively affect our financial condition and performance.

Our concentration in commercial real estate and business loans may increase our future credit losses, which would negatively affect our financial results.

        We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Approximately 86% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region's real estate market, resulting in a further deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers' ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Commercial real estate and business loans increase our exposure to credit risks.

        At December 31, 2011, our portfolio of commercial and industrial and commercial real estate (including construction) totaled $1.29 billion, or 79% of total loans. We plan to continue to emphasize the origination of loans to small and medium-sized businesses as well as government contractors, professionals, such as physicians, accountants and attorneys, and commercial real estate developers and builders, which generally exposes us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and cash flows of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan. In addition, these small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected. This concentration also exposes us more to the market risks of real estate sales leasing and other activity in the areas we serve. An adverse change in local real estate conditions and markets could materially adversely affect the values of our loans and the real estate held as collateral for such loans, and materially affect our results of operations and financial condition. Federal bank regulatory agencies released guidance on "Concentrations in Commercial Real Estate Lending" (the "Guidance"). The Guidance defines commercial real estate ("CRE") loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

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

If our allowance for loan losses is not appropriate, our results of operations may be affected.

        We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and analysis of the loan portfolio, management determines the appropriateness of the allowance for loan losses by considering such factors as general and industry-specific market conditions, credit quality of the loan portfolio, the collateral supporting the loans and financial performance of our loan customers relative to their financial obligations to us. The amount of future losses is impacted by changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. Actual losses may exceed our current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. Estimating loan loss allowances for an unseasoned portfolio is more difficult than with seasoned portfolios, and may be more susceptible to changes in estimates and to losses exceeding estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or assert that our loan loss allowance will be appropriate in the future. Future loan losses that are greater than current estimates could have a material impact on our future financial performance.

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

        Deposits are insured by the FDIC, subject to limits and conditions or applicable law and the FDIC's regulations. Pursuant to the Financial Reform Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Financial Reform Act also provides for unlimited FDIC insurance coverage for noninterest-bearing demand deposit accounts for a two-year period beginning on December 31, 2010 and ending on December 31, 2012. The FDIC administers the deposit insurance fund, and all insured depository institutions are required to pay assessments to the FDIC that fund the DIF. The Financial Reform Act changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution's domestic deposits to its total assets minus tangible equity. The new regulation implementing revisions to the assessment system mandated by the Financial Reform Act was effective April 1, 2011 and was reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the new regulations, we expect higher annual deposit insurance assessments than we historically incurred before the financial crisis began several years ago. While the burden of replenishing the DIF will be placed primarily on institutions with assets of greater than $10 billion, any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

A substantial decline in the value of our Federal Home Loan Bank of Atlanta common stock may result in an other-than temporary impairment charge.

        We are a member of the Federal Home Loan Bank of Atlanta, or FHLB, which enables us to borrow funds under the Federal Home Loan Bank advance program. As a FHLB member, we are required to own FHLB common stock, the amount of which increases with the level of our FHLB borrowings. The carrying value of our FHLB common stock was $16.4 million as of December 31, 2011. The FHLB repurchases FHLB common stock on a quarterly basis, which affects the liquidity of these shares. If the financial condition of FHLB deteriorates, there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future.

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

        We may not be able to implement our growth strategy until we resolve the potential complaint by the Department of Justice as more fully discussed in Part I, Item 3 of this report, and may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand. Our ability to successfully manage our growth will also depend upon our ability to maintain capital levels sufficient to support this growth, maintain effective cost controls and adequate asset quality such that earnings are not adversely impacted to a material degree.

        As we implement our growth strategy by opening new branches or acquiring branches or other banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new branches, we must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to branch aggressively could depress our earnings in the short run, even if we efficiently execute our branching strategy.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

        We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our Chairman and Chief Executive Officer, Bernard H. Clineburg, and our other executive and senior lending officers. We have entered into employment agreements with Mr. Clineburg and several other executive officers. The existence of such agreements, however, does not necessarily assure us that we will be able to continue to retain their services. The unexpected loss of Mr. Clineburg or other key employees could have a significant adverse effect on our business and possibly result in reduced revenues and earnings. We maintain bank owned life insurance policies on all of our corporate executives, of which we are the beneficiary.

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

        Our ability to pay dividends is limited by banking laws and regulations and the need to maintain sufficient consolidated capital in the Company and in our subsidiaries. The ability of our bank subsidiary to pay dividends to us is limited by its obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on its dividends under federal and state bank regulatory requirements. In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Board of Governors of the Federal Reserve System, (the "Federal Reserve,") regarding capital adequacy and dividends. The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred debt) on our financial condition. These guidelines also require that we review our net income for the current and past four quarters, and the level of dividends on common stock and other Tier 1 capital instruments for those periods, as well as our projected rate or earnings retention. Under the Federal Reserve's policy, the board of directors of a bank holding company should also consider different factors to ensure that its dividend level is prudent relative to the organization's financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer, or significantly reduce bank holding company's dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. If we do not satisfy these regulatory requirements or the Federal Reserve's policies, we will be unable to pay dividends on our common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Cardinal Bank, excluding its George Mason subsidiary, conducts its business from 27 branch offices. Nine of these facilities are owned and 18 are leased. Leased branch banking facilities range in size from 457 square feet to 9,000 square feet. Our leases on these facilities expire at various dates through 2022, and all but two of our leases have renewal options. Fourteen of our branch banking locations have drive-up banking capabilities and all have ATMs.

        Cardinal Wealth Services, Inc. conducts its business from one of Cardinal Bank's branch facilities.

        George Mason conducts its business from fifteen leased facilities which range in size from 1,476 square feet to 29,325 square feet. The leases have various expiration dates through 2014 and only three of their six locations have renewal options.

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

Item 3.    Legal Proceedings

        We were informed by letter July 1, 2011 that the U.S. Department of Justice (the "DOJ") may initiate the filing of a complaint against Cardinal Bank and George Mason Mortgage, LLC alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act. The complaint would allege that Cardinal Bank and George Mason Mortgage, LLC have not met the credit needs for residential real estate related loans in market segments outside our FDIC approved Community Reinvestment Act assessment area. We believe that our lending practices have complied with these laws. In addition, we have always received a satisfactory rating on all of our Community Reinvestment Act exams conducted by primary federal regulators since our inception. We continue to cooperate fully with the DOJ in its investigation, and believe that we have provided all relevant information necessary to resolve this issue. It is too early to assess whether the resolution of this matter will have a material adverse effect on the Company.

        In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management's knowledge, threatened against us.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market Price for Common Stock and Dividends.    Our common stock is currently listed for quotation on the Nasdaq Global Select Market under the symbol "CFNL." As of February 13, 2012, our common stock was held by 605 shareholders of record. In addition, we estimate that there were 4,754 beneficial owners of our common stock who own their shares through brokers or banks.

        The high and low sale prices per share for our common stock for each quarter of 2011 and 2010 as reported on the market at the time and dividends declared during those periods were as follows:

	High	Low	Dividends
Periods Ended
2010
First Quarter	$10.77	$8.38	$0.02
Second Quarter	11.56	8.89	0.02
Third Quarter	10.92	8.56	0.02
Fourth Quarter	12.15	9.42	0.03
2011
First Quarter	$12.14	$10.60	$0.03
Second Quarter	11.93	9.97	0.03
Third Quarter	11.81	8.59	0.03
Fourth Quarter	11.14	8.10	0.03

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

        Since the inception of the program, we have purchased 477,608 shares of our common stock at a total cost of $4.1 million. All of these shares have been cancelled and retired. No shares were repurchased during 2011.

        Stock Performance Graph.    The graph set forth below shows the cumulative shareholder return on the Company's Common Stock during the five-year period ended December 31, 2011, as compared with: (i) an overall stock market index, the NASDAQ Composite; and (ii) a published industry index, the SNL Bank Index. The stock performance graph assumes that $100 was invested on December 31, 2006 in our common stock and each of the comparable indices and that dividends were reinvested.

Total Return Performance

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Cardinal Financial Corporation	100.00	91.31	56.04	86.54	116.06	108.37
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank	100.00	77.71	44.34	43.88	49.17	38.08

Item 6.    Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data:
Interest income	$102,878	$96,633	$86,742	$88,611	$98,643
Interest expense	23,716	27,588	36,200	45,638	58,324

Net interest income	79,162	69,045	50,542	42,973	40,319
Provision for loan losses	6,910	10,502	6,750	5,498	2,548

Net interest income after provision for loan losses	72,252	58,543	43,792	37,475	37,771
Non-interest income	34,333	27,389	23,348	17,812	19,480
Non-interest expense	64,465	59,469	52,427	55,913	51,884

Net income (loss) before income taxes	42,120	26,463	14,713	(626)	5,367
Provision (benefit) for income taxes	14,122	8,021	4,388	(912)	885

Net income	$27,998	$18,442	$10,325	$286	$4,482

Balance Sheet Data:
Total assets	$2,602,716	$2,072,018	$1,976,185	$1,743,757	$1,690,031
Loans receivable, net of fees	1,631,882	1,409,302	1,293,432	1,139,348	1,039,684
Allowance for loan losses	26,159	24,210	18,636	14,518	11,641
Loans held for sale	529,500	206,047	179,469	157,009	170,487
Total investment securities	310,543	344,984	378,753	315,539	364,946
Total deposits	1,775,260	1,403,725	1,297,005	1,179,844	1,096,925
Other borrowed funds	510,385	389,586	427,579	367,198	400,060
Total shareholders' equity	257,817	222,902	204,507	158,006	159,463
Common shares outstanding	29,199	28,770	28,718	24,014	24,202
Per Common Share Data:
Basic net income	$0.95	$0.63	$0.38	$0.01	$0.18
Fully diluted net income	0.94	0.62	0.37	0.01	0.18
Book value	8.83	7.75	7.12	6.58	6.59
Tangible book value(1)	8.08	7.22	6.52	6.00	5.90
Performance Ratios:
Return on average assets	1.27%	0.92%	0.57%	0.02%	0.27%
Return on average equity	11.58	8.44	5.53	0.18	2.85
Dividend payout ratio	0.12	0.12	0.10	3.38	0.22
Net interest margin(2)	3.81	3.68	2.94	2.78	2.63
Efficiency ratio(3)	56.80	61.67	70.95	91.98	86.76
Non-interest income to average assets	1.56	1.37	1.29	1.08	1.19
Non-interest expense to average assets	2.92	2.98	2.89	3.40	3.18
Loans receivable, net of fees to total deposits	91.92	100.40	99.72	96.57	94.78
Asset Quality Ratios:
Net charge-offs to average loans receivable, net of fees	0.34%	0.37%	0.22%	0.24%	0.06%
Nonperforming loans to loans receivable, net of fees	0.91	0.53	0.05	0.41	—
Nonperforming loans to total assets	0.57	0.36	0.04	0.27	—
Allowance for loan losses to nonperforming loans	176.45	320.03	2,677.59	310.81	—
Allowance for loan losses to loans receivable, net of fees	1.60	1.72	1.44	1.27	1.12
Capital Ratios:
Tier 1 risk-based capital	11.29%	12.67%	12.97%	11.67%	12.10%
Total risk-based capital	12.49	14.06	14.15	12.72	12.98
Leverage capital ratio	10.14	10.82	11.03	9.90	10.26
Other:
Average shareholders' equity to average total assets	10.95%	10.93%	10.31%	9.74%	9.65%
Average loans receivable, net of fees to average total deposits	93.27	96.28	97.57	96.00	78.87
Average common shares outstanding:
Basic	29,401	29,123	27,186	24,370	24,606
Diluted	29,784	29,608	27,674	24,837	25,012

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2011 and 2010 and the results of our operations for the years ended December 31, 2011, 2010 and 2009. The discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

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

  •
  the possibility of the Department of Justice filing a complaint against Cardinal Bank and George Mason Mortgage, LLC alleging certain violations of the Fair Housing Credit and the Equal Credit Opportunity Act and the impact a resolution to this matter will have on our business, operations or financial condition;

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

  •
  legislative and regulatory changes, including the Financial Reform Act, and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverage's;

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

        We own Cardinal Bank (the "Bank"), a Virginia state-chartered community bank with 27 banking offices located in Northern Virginia and the greater Washington, D.C. metropolitan area. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

        Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC ("George Mason") and Cardinal First Mortgage, LLC ("Cardinal First"), collectively the "mortgage banking" segment; and retail securities brokerage though Cardinal Wealth Services, Inc. ("CWS"), asset management through Wilson/Bennett Capital Management, Inc. ("Wilson/Bennett"), and trust, estate, custody, investment management and retirement planning through the trust division of Cardinal Bank, collectively the "wealth management and trust services" segment.

        George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through fifteen branches located throughout the metropolitan Washington region. George Mason does business in eight states, primarily Virginia and Maryland, and the District of Columbia. George Mason is one of the largest residential mortgage originators in the greater Washington, D.C. metropolitan area, generating originations of approximately $3.9 billion and $3.2 billion of loans in 2011 and 2010, respectively, excluding advances on construction loans and including loans purchased from other mortgage banking companies which are owned by local home builders but managed by George Mason (the "managed companies"). George Mason's primary sources of revenue include loan origination fees, net interest income earned on loans held for sale, gains on sales of loans and contractual management fees earned relating to services provided to other mortgage companies owned by local home builders. At the time we enter into an interest rate lock arrangement with the borrower, we enter into a loan forward sale commitment with a third party. Our mortgage loans are then sold servicing released.

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

        We formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and pay interest at a rate equal to LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. These securities are redeemable at par. The interest rate on this debt was 2.95% at December 31, 2011. We have guaranteed payment of these securities. The $20.6 million payable by us to Cardinal Statutory Trust I is included in other borrowed funds in the consolidated statements of condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as we are not the primary beneficiary of this entity. We utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

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

        Net interest income and non-interest income represented the following percentages of total revenue, which is calculated as net interest income plus non-interest income, for the three years ended December 31, 2011:

	Net Interest Income	Non-Interest Income
2011	69.8%	30.2%
2010	71.6%	28.4%
2009	68.4%	31.6%

        Non-interest income was a larger percentage of our total revenue for 2011 than in 2010 because of the increase in realized and unrealized gains from mortgage banking activities. During 2011, we strategically increased the number of loan originators and mortgage banking offices to increase the revenues from the business line. Non-interest income was a lower percentage of our total revenue in 2010 than in 2009 as a result of the increase in our net interest income. During 2010, we managed our balance sheet growth and strategically decreased the interest rates we paid on our deposit liabilities in order improve our net interest margin.

2011 Economic Environment

        The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms. The global economy continued to recover modestly during 2011. The U.S. economy expanded only modestly during 2011, as a promising beginning with an improving labor market gave way to a slowdown in domestic demand early in the year. By mid-year, the labor market softened, followed by a sharp reversal in the stock market and in consumer sentiment. Increasing oil prices along with financial market anxiety due to the European sovereign debt crisis and difficult U.S. budget negotiations related to the federal debt ceiling, contributed to the weakness. Domestic demand increased in the second half of 2011, which eased U.S. recessionary fears. During the fourth quarter of 2011, the stock market rebounded, consumer confidence edged up and labor markets began to show signs of improvement. The unemployment rate at December 31, 2011 was 8.5% down from 9.4% at the end of 2010.

        Year-over-year inflation drifted higher over the first three quarters of 2011, partially as result of increased energy costs, before edging lower in the fourth quarter. Bond yields fell during the third quarter as a result of the European sovereign debt crisis, the U.S. debt ceiling debate and fears of recession. Despite this, and a downgrade by Standard & Poor's rating service, the demand for U.S. government securities increased. The Federal Reserve completed its second round of quantitative easing mid-year. Responding to sharp declines in the equity markets, low consumer expectations and recessionary concerns, the Federal Reserve adopted another financial support program in September 2011 aimed at lower bond yields. As a result, bond yields held near all-time post-Great Depression lows at the end of 2011. This low interest rate environment spurred a huge refinancing boom during the summer of 2011, which contributed to our increased level of revenues from our mortgage banking segment.

        Although economic conditions remain unsettled, the metropolitan Washington, D.C. area, the region we operate in, continues to perform relatively well, compared to other regions. The unemployment rate in the Washington, D.C. metropolitan area did not increase to the same level as the national unemployment rate, and commercial and residential real estate values held up well compared to other regions. However, as the federal government has announced spending cuts, which is a principal economic driver in our region, we expect growth in the local economy to be slower than that of the U.S. The full extent of federal budget cuts will most likely be felt after the presidential election.

        Our credit quality continues to remain strong despite the challenging economic environment. At December 31, 2011, we had non-accrual loans totaling $14.6 million and loans contractually past due 90 days or more as to principal or interest and still accruing of $208,000. Annualized net charge-offs were 0.34% of our average loans receivable for the year ended December 31, 2011. Due to continued low mortgage loan rates, originations from our mortgage banking segment for 2011 surpassed originations for 2010. As a result, net income from our mortgage banking segment increased to $7.8 million for the year ended December 31, 2011 compared to net income of $6.8 million for the year ended December 31, 2010.

        Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $7.8 million in par value of pooled trust preferred securities, which are significantly below book value as of December 31, 2011 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.

        We expect challenging economic and operating conditions and an evolving regulatory regime to continue for the foreseeable future. These conditions could continue to affect the markets in which we do business and could adversely impact our results for 2012. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions and the nature of new banking regulations.

        While our loan growth has continued to be strong, continued uncertainty and sluggish economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially. The systems by which we set limits and monitor the level of our credit exposure to individual entities and industries also may not function as we have anticipated.

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

        The U.S. government continues to enact legislation and develop various programs and initiatives designed to stabilize the financial services industry, stabilize the housing markets and stimulate the economy. The banking industry is awaiting many of the regulations resulting from the implementation of the Financial Reform Act. We remain unsure of the full impact this legislation will have on our business, operations or our financial condition.

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

        For purposes of our analysis, we categorize our loans into one of five categories: commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer loans. In the absence of meaningful historical loss factors, peer group loss factors are applied and are adjusted by the qualitative factors mentioned above. The indicated loss factors resulting from this analysis are applied for each of the five categories of loans. In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. Since we have relatively limited historical loss data on which to base loss factors for classified loans, we typically apply, in accordance with regulatory guidelines, a 5% loss factor to loans classified as special mention, a 15% loss factor to loans classified as substandard and a 50% loss factor to loans classified as doubtful. Loans classified as loss loans are fully reserved or charged off. In certain instances, we evaluate the impairment of certain loans on a loan by loan basis. For these loans, we analyze the fair value of the collateral underlying the loan and consider estimated costs to sell the collateral on a discounted basis. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) we recognize an impairment and establish a specific reserve for the impaired loan.

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

Accounting for Hedging Activities

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

Accounting for Impairment Testing of Goodwill

        During the third quarter of 2011, the Financial Accounting Standards Board, ("FASB"), issued Accounting Standards Update 2011-08 ("ASU 2011-08"), Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We elected to early adopt this standard as of September 30, 2011. We perform our annual review of the goodwill related to our mortgage banking segment during the third quarter. After evaluating all relevant facts and circumstances, we determined that it is more likely than not that the fair value of the mortgage banking reporting unit exceeds its carrying value and no goodwill impairment is indicated.

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

New Financial Accounting Standards

        In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This amendment clarifies the guidance on the evaluation made by a creditor on whether a restructuring constitutes a troubled debt restructuring. It clarifies the guidance related to a creditor's evaluation of whether it has granted a concession to a debtor and also clarifies the guidance on a creditor's evaluation of whether the debtor is experiencing financial difficulties. The amendment is effective for public entities for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. The related disclosure requirements were also effective for interim and annual period beginning on or after June 15, 2011. We have adopted this guidance for purposes of evaluating our modifications as troubled debt restructurings.

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

        The FASB issue ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We currently prepare a separate statement of comprehensive income, and therefore, have early adopted this standard as permitted.

        During the third quarter of 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We elected to early adopt this standard as of September 30, 2011 as disclosed above under "Critical Accounting Policies".

Financial Overview

        The year ended December 31, 2011 was our third consecutive year of record profitability for us. For the year, we reported net income of $28.0 million on a consolidated basis. The commercial banking segment recorded net income of $23.6 million and our mortgage banking segment recorded net income of $7.8 million. The wealth management and trust services business segment reported a net loss of $29,000 for the year ended December 31, 2011.

        For the year ended December 31, 2010, we reported net income of $18.4 million on a consolidated basis. The commercial banking segment recorded net income of $16.3 million and our mortgage banking segment recorded net income of $6.8 million. The wealth management and trust services business segment reported a net loss of $1.8 million for the year ended December 31, 2010, which was mostly attributable to a noncash goodwill and other intangibles impairment charge of $3.0 million.

2011 Compared to 2010

        At December 31, 2011, total assets were $2.60 billion, an increase of 25.6%, or $530.7 million, from $2.07 billion at December 31, 2010. Total loans receivable, net of deferred fees and costs, increased 15.8%, or $222.6 million, to $1.63 billion at December 31, 2011, from $1.41 billion at December 31, 2010. Total investment securities decreased by $34.4 million, or 10.0%, to $310.5 million at December 31, 2011, from $345.0 million at December 31, 2010. Total deposits increased 26.5%, or $371.5 million, to $1.78 billion at December 31, 2011, from $1.40 billion at December 31, 2010. Other borrowed funds, which primarily include customer repurchase agreements, federal funds sold and Federal Home Loan Bank ("FHLB") advances, increased $120.8 million to $510.4 million at December 31, 2011, from $389.6 million at December 31, 2010.

        Shareholders' equity at December 31, 2011 was $257.8 million, an increase of $34.9 million from $222.9 million at December 31, 2010. The increase in shareholders' equity was primarily attributable to the recognition of net income of $28.0 million for the year ended December 31, 2011. Accumulated other comprehensive income increased $7.1 million for the year ended December 31, 2011, primarily as a result of the increase in market value of our available-for-sale investment securities portfolio. Total shareholders' equity to total assets at December 31, 2011 and 2010 was 9.9% and 10.8%, respectively. Book value per share at December 31, 2011 and 2010 was $8.83 and $7.75, respectively. Total risk-based capital to risk-weighted assets was 12.43% at December 31, 2011 compared to 14.06% at December 31, 2010. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2011.

        We recorded net income of $28.0 million, or $0.94 per diluted common share, for the year ended December 31, 2011, compared to net income of $18.4 million, or $0.62 per diluted common share, in 2010. Net interest income increased $10.1 million to $79.2 million for the year ended December 31, 2011, compared to $69.0 million for the year ended December 31, 2010, a result of our balance sheet management and strategically decreasing the rates we pay on our deposits and other borrowed funds. Provision for loan losses decreased $3.6 million to $6.9 million for the year ended December 31, 2011, compared to $10.5 million for 2010. Non-interest income increased $6.9 million to $34.3 million for the year ended December 31, 2011 as compared to $27.4 million for 2010 due primarily to increases in realized and unrealized gains on sales of loans and management fee income from our mortgage banking subsidiaries. Noninterest expense was $64.5 million for the year ended December 31, 2011, an increase of $5.0 million, or 8.4%, compared to $59.5 million for the year ended December 31, 2010. The increase in noninterest expense was primarily related to increases in salaries and benefits expense, professional fees (specifically legal) and losses on the extinguishment of debt of $2.3 million. We entered into an extinguishment agreement with the FHLB to replace higher cost borrowings with lower cost borrowings with longer terms in order to decrease our wholesale funding costs.

        The return on average assets for the years ended December 31, 2011 and 2010 was 1.27% and 0.92%, respectively. The return on average equity for the years ended December 31, 2011 and 2010 was 11.58% and 8.44%, respectively.

2010 Compared to 2009

        At December 31, 2010, total assets were $2.07 billion, an increase of 4.85%, or $95.8 million, from $1.98 billion at December 31, 2009. Total loans receivable, net of deferred fees and costs, increased 8.96%, or $115.9 million, to $1.41 billion at December 31, 2010, from $1.29 billion at December 31, 2009. Total investment securities decreased by $37.5 million, or 9.8%, to $345.0 million at December 31, 2010, from $382.5 million at December 31, 2009. Total deposits increased 8.2%, or $106.7 million, to $1.40 billion at December 31, 2010, from $1.30 billion at December 31, 2009. Other borrowed funds, which primarily include customer repurchase agreements and Federal Home Loan Bank ("FHLB") advances, decreased $38.0 million to $389.6 million at December 31, 2010, from $427.6 million at December 31, 2009.

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

Efficiency Ratio

        The efficiency ratio measures the costs expended to generate a dollar of revenue. It represents noninterest expense as a percentage of net interest income and noninterest income. The lower the percentage, the more efficient we are operating. We believe use of the efficiency ratio, which is a non-GAAP financial measure, provides additional clarity in assessing our operating results.

        See Table 1 below for the components of our calculation of our efficiency ratio as of December 31, 2011, 2010 and 2009. Our efficiency ratio has decreased over the last several years as our net interest margin has increased. This has caused an increase in net interest income and a decrease in our efficiency ratio.

Table 1.

Efficiency Ratio Calculation
Years Ended December 31, 2011, 2010, and 2009
(In thousands, except per share data)

Calculation of efficiency ratio(1):	2011	2010	2009
Net interest income	$79,162	$69,045	$50,542
Non-interest income	34,333	27,389	23,348

Total net interest income and non-interest income for efficiency ratio	113,495	96,434	73,890

Non-interest expense	64,465	59,469	52,427
Efficiency ratio	56.80%	61.67%	70.95%

(1)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income,

Statements of Operations

Net Interest Income/Margin

        Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Interest rates have remained at historical lows for the last several years as the Federal Reserve has had an extremely accommodative policy. We expect this low interest rate environment to continue through 2014. See "Interest Rate Sensitivity" for further information.

Tables 2 and 3.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	2011			2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1)(2):
Commercial and industrial	$202,441	$8,956	4.40%	$163,497	$7,507	4.58%	$157,703	$7,530	4.77%
Real estate—commercial	669,841	39,764	5.92	609,568	38,193	6.23	546,593	34,203	6.26
Real estate—construction	250,897	13,977	5.57	204,167	11,474	5.62	181,365	8,707	4.80
Real estate—residential	216,065	10,878	5.03	227,950	11,768	5.16	207,238	10,922	5.27
Home equity lines	122,090	4,533	3.71	119,686	4,361	3.64	111,858	4,065	3.63
Consumer	3,120	167	5.35	2,690	157	5.87	2,671	159	5.95

Total loans(1)(2)	1,464,454	78,275	5.35	1,327,558	73,460	5.53	1,207,428	65,586	5.43

Loans held for sale	244,542	10,767	4.40	194,928	9,039	4.64	160,790	7,358	4.58
Investment securities available-for-sale(2)	320,138	14,097	4.40	307,612	13,799	4.49	258,971	12,601	4.87
Investment securities held-to-maturity	16,124	440	2.73	28,476	935	3.28	42,375	1,587	3.75
Other investments	15,723	124	0.79	15,728	54	0.34	15,705	30	0.19
Federal funds sold	38,139	88	0.23	20,011	46	0.23	49,864	118	0.24

Total interest-earning assets and interest income(2)	2,099,120	103,791	4.94%	1,894,313	97,333	5.14%	1,735,133	87,280	5.03%

Noninterest-earning assets:
Cash and due from banks	14,609			12,893			1,427
Premises and equipment, net	17,943			16,436			15,854
Goodwill and other intangibles, net	10,593			13,587			14,060
Accrued interest and other assets	89,205			81,988			60,993
Allowance for loan losses	(24,524)			(21,306)			(16,309)

Total assets	$2,206,946			$1,997,911			$1,811,158

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$133,841	$255	0.19%	$133,105	$466	0.35%	$123,017	$1,207	0.98%
Money markets	163,856	673	0.41	109,771	618	0.56	53,030	510	0.96
Statement savings	238,165	861	0.36	272,843	1,423	0.52	291,751	4,034	1.38
Certificates of deposit	776,585	11,771	1.52	661,906	13,054	1.97	622,617	17,947	2.88

Total interest-bearing deposits	1,312,447	13,560	1.03	1,177,625	15,561	1.32	1,090,415	23,698	2.17

Other borrowed funds	365,724	10,156	2.78%	376,508	12,027	3.19%	366,965	12,502	3.41%

Total interest-bearing liabilities and interest expense	1,678,171	23,716	1.41%	1,554,133	27,588	1.78%	1,457,380	36,200	2.48%

Noninterest-bearing liabilities:
Demand deposits	257,620			201,262			147,062
Other liabilities	29,400			24,059			19,965
Common shareholders' equity	241,755			218,457			186,751

Total liabilities and shareholders' equity	$2,206,946			$1,997,911			$1,811,158

Net interest income and net interest margin(2)		$80,075	3.81%		$69,745	3.68%		$51,080	2.94%

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for 2011 and 2010, and 34.5% for 2009.

Tables 2 and 3.

Rate and Volume Analysis
Years Ended December 31, 2011, 2010, and 2009
(In thousands)

	2011 Compared to 2010.			2010 Compared to 2009
	Average Volume(3)	Average Rate	Increase (Decrease)	Average Volume(3)	Average Rate	Increase (Decrease)
Interest income:
Loans(1)(2):
Commercial and industrial	$1,808	$(359)	$1,449	$293	$(316)	$(23)
Real estate—commercial	3,642	(2,071)	1,571	4,184	(194)	3,990
Real estate—construction	2,626	(123)	2,503	1,095	1,672	2,767
Real estate—residential	(614)	(276)	(890)	1,092	(246)	846
Home equity lines	88	84	172	284	12	296
Consumer	26	(16)	10	0	(2)	(2)

Total loans(1)(2)	7,576	(2,761)	4,815	6,948	926	7,874

Loans held for sale	2,301	(573)	1,728	1,562	119	1,681
Investment securities available-for-sale(2)	562	(264)	298	2,367	(1,169)	1,198
Investment securities held-to-maturity	(406)	(89)	(495)	(521)	(131)	(652)
Other investments	(0)	70	70	0	24	24
Federal funds sold	42	0	42	(71)	(1)	(72)

Total interest income(2)	10,075	(3,617)	6,458	10,285	(232)	10,053

Interest expense:
Interest-bearing deposits:
Interest checking	3	(214)	(211)	99	(840)	(741)
Money markets	304	(249)	55	546	(438)	108
Statement savings	(181)	(381)	(562)	(261)	(2,350)	(2,611)
Certificates of deposit	2,262	(3,545)	(1,283)	1,133	(6,026)	(4,893)

Total interest-bearing deposits	2,388	(4,389)	(2,001)	1,517	(9,654)	(8,137)

Other borrowed funds	(344)	(1,527)	(1,871)	325	(800)	(475)

Total interest expense	2,044	(5,916)	(3,872)	1,842	(10,454)	(8,612)

Net interest income(2)	$8,031	$2,299	$10,330	$8,443	$10,222	$18,665

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for 2011 and 2010, and 34.5% for 2009.

(3)
Changes attributable to rate/volume have been allocated to volume.

2011 Compared to 2010

        Net interest income for the year ended December 31, 2011 was $79.2 million, compared to $69.0 million for the year ended December 31, 2010, an increase of $10.1 million, or 14.7%. The increase in net interest income was primarily a result of our continuing to strategically decrease rates on our deposit products and other borrowed funds during 2011 compared with 2010, in addition to increases in our interest-earning assets during 2011. During 2011, we extinguished $55.0 million in FHLB advances which had an average cost of 2.87%, or $1.6 million annually. As part of the prepayment arrangement with the FHLB, we paid a one-time penalty of $2.3 million related to these advances. We replaced these advances with lower-cost longer-term funding from the FHLB. This expense is reported in the non-interest expense section of our consolidated statements of income and no such expense occurred during 2010 or 2009.

        Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2011 and 2010 was 3.81% and 3.68%, respectively, the increase for which was primarily a result of our ability to decrease interest rates on deposits faster as we managed our balance sheet in order to maintain our yields on our interest-earning assets. Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our federal statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

        Our interest rates on our other borrowed funds decreased due to the continued significantly low interest rate environment of 2011 and the aforementioned restructuring of certain of our FHLB advances. The average yield on interest-earning assets decreased slightly to 4.94% in 2011 from 5.14% in 2010, and our cost of interest-bearing liabilities decreased to 1.41% in 2011 from 1.78% in 2010. The cost of other borrowed funds, which generally are shorter term fundings and which we continued to utilize during 2011 to help fund our balance sheet growth and support our loans held for sale portfolio, decreased 41 basis points to 2.78% in 2011 from 3.19% in 2010. The cost of deposit liabilities decreased 29 basis points to 1.03% in 2011 from 1.32% for 2010.

        Total average earning assets increased by 10.8% to $2.1 billion at December 31, 2011 compared to $1.89 billion at December 31, 2010. The increase in our earnings assets were primarily driven by an increase in average loans receivable of $136.9 million and an increase in our inventory of loans held for sale of $49.6 million. These increases were funded by an increase in interest-bearing deposits of $134.8 million and an increase in noninterest-bearing deposits of $56.4 million.

        Average loans receivable increased $136.9 million to $1.46 billion during 2011 from $1.33 billion in 2010. Average balances of nonperforming assets, which consist of non-accrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2011 and 2010. Additional interest income of approximately $766,000 for 2011 and $643,000 for 2010 would have been realized had all nonperforming assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

        Average interest-bearing deposits increased $134.8 million to $1.31 billion in 2011 from $1.18 billion in 2010. The largest increase in average interest-bearing deposit balances was in our certificates of deposit, which increased $114.7 million compared to 2010. In addition, money market deposits increased $54.1 million to $163.9 million for 2011 compared to $109.8 million for 2010. Overall, we have continued to see an increase in our deposits as a result of a "flight to safety" by consumers who were seeking the increase in FDIC insurance protection. Offsetting this increase was a decrease in average statement savings of $34.7 million to $238.2 million for 2011 compared to $272.8 million for 2010.

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

        At December 31, 2011, our asset/liability position was neutral based on our interest rate sensitivity model. Our net interest income would decrease by less than 1.45% in a down 100 basis point scenario and would increase by less than 0.91% in an up 200 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would decrease by less than 2.65% in a down 100 basis point scenario and would increase by less than 1.46% in an up 200 basis point scenario.

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

        The provision for loan losses was $6.9 million and $10.5 million for the years ended December 31, 2011 and 2010, respectively. The allowance for loan losses at December 31, 2011 was $26.2 million compared to $24.2 million at December 31, 2010. Our allowance for loan loss ratio as a percent of total loans at December 31, 2011 was 1.60% compared to 1.72% at December 31, 2010. The decrease in the allowance for loan loss ratio is a direct result of a decrease in our watch-list credits, recoveries recorded during 2011, and favorable adjustments to the expected loss factors and other inputs we use to calculate our loan loss reserves as described above in "Critical Accounting Policies—Allowance for Loan Losses". While we continue to report strong credit quality in our loan portfolio, we have experienced increases in our nonperforming assets as compared to historical periods and a modest increase in net charge-offs as we work out our problem credits. The increase in nonperforming assets is primarily due to a couple of relationships that are experiencing financial difficulty. We have been monitoring these credits for several years, however, the financial conditions of these borrowers have not improved and we have therefore taken aggressive action to resolve these credit issues. We recorded net loan charge-offs of $5.0 million and $4.9 million for the years ended December 31, 2011 and 2010, respectively. During 2011, we charged-off $5.1 million in commercial and industrial loans, residential loans of $577,000 and consumer loans of $20,000. Annualized net charged-off loans was 0.34% of average loans receivable for the year ended December 31, 2011, compared to 0.37% for the year ended

December 31, 2010. Non-accrual loans totaled $14.6 million at December 31, 2011 compared to $7.5 million at December 31, 2010.

        A sluggish job market and declining home values could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which could impact our charge-offs and provision for loan losses. Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At December 31, 2011, our commercial real estate portfolio (including construction lending) portfolio was 64% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level or our credit exposure to individual entities and industries, may not function as we have anticipated.

        The provision for loan losses was $6.8 million for 2009. Net charge-offs for the year ended December 31, 2009 was $2.6 million.

        See "Critical Accounting Policies" above for more information on our allowance for loan losses methodology.

        The following tables present additional information pertaining to the activity in and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Table 4.

Allowance for Loan Losses
Years Ended December 31, 2011, 2010, 2009, 2008, and 2007
(In thousands)

	2011	2010	2009	2008	2007
Beginning balance, January 1	$24,210	$18,636	$14,518	$11,641	$9,638
Provision for loan losses	6,910	10,502	6,750	5,498	2,548
Loans charged off:
Commercial and industrial	(5,057)	(3,187)	(876)	(1,188)	(449)
Residential	(577)	(2,064)	(1,756)	(576)	(100)
Consumer	(20)	(50)	(6)	(892)	(3)

Total loans charged off	(5,654)	(5,301)	(2,638)	(2,656)	(552)
Recoveries:
Commercial and industrial	340	3	5	8	7
Residential	338	219	—	—	—
Consumer	15	151	1	27	—

Total recoveries	693	373	6	35	7
Net (charge offs) recoveries	(4,961)	(4,928)	(2,632)	(2,621)	(545)
Ending balance, December 31,	$26,159	$24,210	$18,636	$14,518	$11,641

	2011	2010	2009	2008	2007
Loans:
Balance at year end	$1,631,882	$1,409,302	$1,293,432	$1,139,348	$1,039,684
Allowance for loan losses to loans receivable, net of fees	1.60%	1.72%	1.44%	1.27%	1.12%
Net charge-offs to average loans receivable	0.34%	0.37%	0.22%	0.24%	0.06%

Table 5.

Allocation of the Allowance for Loan Losses
At December 31, 2011, 2010, 2009, 2008, and 2007
(In thousands)

	2011		2010		2009
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$3,390	14.98%	$2,941	14.20%	$2,797	12.45%
Real estate—commercial	13,377	45.59	10,558	44.73	9,666	45.80
Real estate—construction	6,495	18.06	7,593	17.01	2,829	14.80
Real estate—residential	1,709	13.71	1,875	15.39	2,096	17.67
Home equity lines	1,119	7.47	1,175	8.46	1,182	9.07
Consumer	69	0.19	68	0.21	66	0.21

Total allowance for loan losses	$26,159	100.00%	$24,210	100.00%	$18,636	100.00%

	2008		2007
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,129	14.12%	$1,956	13.51%
Real estate—commercial	6,110	41.41	5,225	39.95
Real estate—construction	3,118	16.53	2,217	17.93
Real estate—residential	2,138	18.57	1,402	20.50
Home equity lines	965	9.16	772	7.81
Consumer	58	0.21	69	0.30

Total allowance for loan losses	$14,518	100.00%	$11,641	100.00%

*
Percentage of loan type to the total loan portfolio.

Non-Interest Income

        The following table provides detail for non-interest income for the years ended December 31, 2011, 2010, and 2009.

Table 6.

Non-Interest Income
Years Ended December 31, 2011, 2010, and 2009
(In thousands)

	2011	2010	2009
Insufficient funds fee income	$371	$515	$546
Service charges on deposit accounts	572	559	488
Other fee income on deposit accounts	159	107	217
ATM transaction fees	665	700	683
Credit card fees	116	99	77
Loan service charges	2,618	2,212	2,649
Investment fee income	2,546	4,088	3,614
Realized and unrealized gains on mortgage banking activities	20,529	13,860	12,452
Net realized gains on investment securities available-for-sale	2,397	726	760
Net realized gain on investment securities—trading	144	188	(425)
Management fee income	3,406	3,657	1,833
Bank-owned life insurance income	796	646	536
Litigation recovery on previously impaired investment	—	87	—
Other income (loss)	14	(55)	(82)

Total non-interest income	$34,333	$27,389	$23,348

        Non-interest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Non-interest income for the years ended December 31, 2011 and 2010 was $34.3 million and $27.4 million, respectively. The increase in non-interest income for the year ended December 31, 2011, compared to the same period of 2010, is primarily the result of an increase in realized and unrealized gains on mortgage banking activities and management fee income from our mortgage banking segment. Realized and unrealized gains on mortgage banking activities increased $6.7 million to $20.5 million for the year ended December 31, 2011, compared to $13.9 million for 2010. The increase in realized and unrealized gains on mortgage banking activities is directly related to the substantial increase in loan origination and sales volume occurring in the mortgage banking segment during 2011 as compared to 2010, as mortgage rates declined to historic lows. Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees and gains associated with our sales of loans to third party investors. Direct costs associated with the loan origination, such as commissions and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities. We continue to invest resources in our mortgage business and have added over 30 loan origination officers over the past twelve months to help increase our market share. Management fee income, which represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales, decreased $251,000 to $3.4 million during 2011 as compared to $3.7 million in 2010. During the first quarter of 2011, one of the managed companies ceased operating independently and was converted to a branch office of George Mason because of the increased regulatory requirements placed on mortgage companies. The employees of this managed company are now employees of George Mason. The income once earned from this managed company is reflected in realized and unrealized gains on mortgage banking activities.

        Investment fee income decreased $1.5 million to $2.5 million for the year ended December 31, 2011, compared to $4.1 million for 2010. Investment fee income includes net commissions earned at CWS and income earned at Wilson/Bennett and from our trust division. During 2011, we completed negotiations of our service agreement with one of our largest wealth management clients. While we were successful in retaining this client, in order to remain competitive in the negotiations process, we had to significantly decrease the fees we charge for our services to this particular client, which is the primary reason that fee income from this line of business decreased during 2011 as compared to 2010.

        Service charges on deposit accounts decreased $114,000 to $1.8 million for the year ended December 31, 2011, compared to $1.9 million for the year ended December 31, 2010. Service charges on deposit accounts include insufficient funds fee income, service charges on deposit accounts, other fee income on deposit accounts and ATM transaction fees as shown in Table 6. Loan service charges totaled $2.7 million for the year ended December 31, 2011, an increase of $423,000, compared to $2.3 million for the year ended December 31, 2010. The increase in loan service charges is primarily a result of an increase in fee income earned by George Mason's title company during 2011.

        For the year ended December 31, 2011, the increase in the cash surrender value of our bank-owned life insurance was $796,000, an increase of $150,000 when compared to the same period of 2010. This increase is a result of the increase in the earnings of the underlying investment assets of our bank-owned life insurance.

        For the year ended December 31, 2011, we recorded net gains on the sales of investment securities totaling $2.4 million compared to $726,000 for the same period of 2010. We had mortgage-backed investment securities available-for-sale that were paying off rapidly due to mortgage refinancing activity. We elected to sell these bonds and realize the current market pricing premium rather than to hold the investment and recover par. In addition, we recorded trading gains of $144,000 for the year ended December 31, 2011, compared to trading losses of $188,000 for the year ended December 31, 2010. We have purchased investments to economically hedge against fair value changes of our nonqualified deferred compensation plan liability. These investments are designated as trading securities, and as such, the changes in fair value are reflected in earnings. These trading gains were primarily the result of increased stock prices and were mostly offset by a compensation expense associated with this benefit plan.

        Non-interest income for the years ended December 31, 2010 and 2009 was $27.4 million and $23.3 million, respectively. The increase in non-interest income for the year ended December 31, 2010, compared to the same period of 2009, is primarily the result of an increase in realized and unrealized gains on mortgage banking activities and management fee income from our mortgage banking segment. Realized and unrealized gains on mortgage banking activities increased $1.4 million to $13.9 million for the year ended December 31, 2010, compared to $12.5 million for 2009. The increase in realized and unrealized gains on mortgage banking activities is directly related to an increase in loan origination and sales volume occurring in the mortgage banking segment as a result of decreased in mortgage rates and more affordable home prices during 2010. In addition, we have added mortgage loan originators during 2010 to help increase our market share. Management fee income increased $1.8 million to $3.7 million during 2010 as compared to $1.8 million in 2009, again due to the origination volumes in the residential real estate market.

        Another contributing factor to the increase in our non-interest income during 2010 was an increase in investment fee income, which increased $474,000 to $4.1 million for the year ended December 31, 2010, compared to $3.6 million for 2009. The increase in the market values of managed and custodial assets and an increase in customer relationships in the wealth management and trust services segment have contributed to the increase in investment fee income during 2010.

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

Non-Interest Expense

        The following table reflects the components of non-interest expense for the years ended December 31, 2011, 2010 and 2009.

Table 7.

Non-Interest Expense
Years Ended December 31, 2011, 2010, and 2009
(In thousands)

	2011	2010	2009
Salary and benefits	$28,707	$27,445	$23,571
Occupancy	6,032	5,723	5,442
Professional fees	3,955	2,733	2,142
Depreciation	2,517	1,938	1,948
Data communications	4,117	4,295	3,352
FDIC insurance assessments	1,387	1,853	2,692
Mortgage loan repurchases and settlements	670	(686)	2,569
Bank franchise taxes	2,089	1,897	1,525
Amortization of intangibles	198	238	238
Impairment of goodwill and other intangible assets	—	3,008	—
Impairment of other real estate owned	911	1,365	—
Loss on extinguishment of debt	2,271	—	—
Premises and equipment	2,669	2,149	2,156
Advertising and marketing	3,199	2,310	2,084
Stationary and supplies	1,183	1,084	936
Loan expenses	463	482	748
Other taxes	284	400	419
Travel and entertainment	632	528	403
Miscellaneous	3,181	2,707	2,202

Total non-interest expense	$64,465	$59,469	$52,427

        Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense was $64.5 million and $59.5 million for the years ended December 31, 2011 and

2010, respectively, an increase of $5.0 million, or 8.4%. The increase in non-interest expense for the year ended December 31, 2011, compared to 2010, was primarily the result of increases in salary and benefits costs, professional fees (specifically legal) and losses on the extinguishment of debt of $2.3 million as we decreased the interest rates we pay on certain FHLB advances and extended the terms in order to decrease our wholesale funding costs.

        Salaries and benefits expense increased $1.3 million to $28.7 million for the year ended December 31, 2011 compared to $27.4 million for 2010. The increase in salaries and benefits expense is primarily related to increases in our business development personnel in all of our business lines. Also, accruals for incentive pay for 2011 have increased compared to 2010 as a result of better than expected financial results for 2011.

        Professional fees increased $1.2 million to $4.0 million for 2011 compared to $2.7 million for 2010. The increase in professional fees during 2011 as compared to 2010 is primarily attributable to increased legal expenses related to our preparation of our response to the inquiry from the Department of Justice. We also incurred costs earlier in 2011 for the due diligence of possible acquisition targets. However, until the inquiry by the Department of Justice, which is more fully discussed in Part I, Item 3 of this report, is resolved, our ability to complete any potential acquisition may be limited.

        Depreciation expense increased $579,000 to $2.5 million for 2011 compared to $1.9 million for 2010. The increase in depreciation expense for 2011 is a result of capital expenditures to upgrade and improve the stability of our information technology infrastructure during 2011 and capital expenditures made as part of the core operating system conversion that occurred in the mortgage banking segment during 2011.

        FDIC insurance premiums decreased $466,000 to $1.4 million for the year ended December 31, 2011 compared to $1.9 million for the same period of 2010. Effective June 30, 2011, the FDIC changed the premium assessment calculation from a measure based on deposits to a measure based on net tangible assets. This change resulted in a lower premium expense amount for us.

        We recorded an expense of $670,000 related to our mortgage loan repurchases and settlements for 2011 compared to benefit of $686,000 for 2010. During the past two years, we have taken steps to limit our exposure to loan repurchases through agreements entered into with various investors. During 2011 and 2010, we experienced favorable results in resolving various investor claims and reduced our reserves related to such claims. Given the steps that have been taken to limit our exposure coupled with the passage of time and the expiration of the statute of limitations for loans originated in certain prior years, our current expectation is that future putback claims will be limited in number. We evaluate the individual merits of each claim, and recognize an expense when settlement is deemed probable and the amount of such a settlement is estimable.

        Impairment related to other real estate owned decreased to $911,000 for the year ended December 31, 2011 compared to $1.4 million for 2010. The 2011 impairment was related to one property that was foreclosed upon during 2011. During the fourth quarter of 2011, we obtained an updated appraisal of the property. The fair value of the property, which is discounted for estimated costs to sell, was less than the current value recorded on our balance sheet.

        Additional increases in noninterest expense are related to branch expansion as we added a branch banking office and two mortgage banking offices during 2011.

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

Income Taxes

        We recorded a provision for income tax expense of $14.1 million for the year ended December 31, 2011, compared to $8.0 million for the year ended December 31, 2010. Our effective tax rate for December 31, 2011 was 33.5%, compared to 30.3% for 2010. The increase in the effective tax rate in 2011 as compared to 2010 was a result of our tax-exempt income being a smaller portion of our overall net income for 2011.

        We recorded a provision for income tax expense of $4.4 million for the year ended December 31, 2009. Our effective tax rate for December 31, 2009 was 29.8%.

Statements of Condition

Loans Receivable, Net

        Total loans receivable, net of deferred fees and costs, were $1.63 billion at December 31, 2011, an increase of $222.6 million, or 15.8%, compared to $1.41 billion at December 31, 2010. During 2011, we achieved growth in all our loan categories. Loans held for sale increased $323.5 million to $529.5 million at December 31, 2011 compared to $206.0 million at December 31, 2010. The increase in our inventory of loans held for sale during 2011 compared to 2010 is primarily of result of the increased refinance activity that occurred late in 2011 as a result of the historically low interest rate environment.

        At December 31, 2011, we had loans accounted for on a non-accrual basis totaling $14.6 million. Non-accrual loans at December 31, 2010 totaled $7.5 million. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments, at December 31, 2011 and December 31, 2010 were $208,000 and $49,000, respectively, all of which were determined to be well secured and in the process of collection. The increase in non-accrual loans from December 31, 2010 is primarily a result of the continued deterioration in certain commercial and residential real estate markets, as all of our non-accrual loans are collateralized by real estate. Loans that are classified as "troubled debt restructurings" at December 31, 2011 totaled $7.4 million. There were no loans in the portfolio at December 31, 2010 that were considered "troubled debt restructurings".

        Interest income on non-accrual loans, if recognized, is recorded when cash is received. When a loan is placed on non-accrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years. While on non-accrual, the collection of interest is recorded as interest income only after all past-due principal has been collected. When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status. At December 31, 2011, the loans on nonaccrual status had a valuation allowance of $2.8 million. We charged-off $5.1 million during 2011 related to the outstanding principal balances of those impaired loans which were unsecured based on the estimated values of the underlying collateral. Gross interest income that would have been recorded if our non-accrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2011 and 2010 was $766,000 and $643,000, respectively. The interest income realized prior to the loans being placed on non-accrual status for the year ended December 31, 2011 and 2010 was $341,000 and $390,000, respectively.

        Total loans receivable, net of deferred fees and costs, was $1.41 billion at December 31, 2010, an increase of $115.9 million, or 9.0%, compared to $1.29 billion at December 31, 2009. During 2010, we achieved growth in all our loan categories, with the exception or our residential real estate loan portfolio. Residential real estate loans decreased $11.6 million to $217.1 million at December 31, 2010 compared $228.7 million at December 31, 2009, primarily a result of repayments that occurred during 2010. Loans held for sale increased $26.6 million to $206.0 million at December 31, 2010 compared to $179.5 million at December 31, 2009.

        At December 31, 2010, we had loans accounted for on a non-accrual basis totaling $7.5 million. Non-accrual loans at December 31, 2009 totaled $696,000. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments, at December 31, 2010 and December 31, 2009 were $49,000 and $151,000, respectively, all of which were determined to be well secured and in the process of collection. The increase in non-accrual loans from December 31, 2009 is primarily a result of the continued deterioration in certain commercial and residential real estate markets, as all of our non-accrual loans are collateralized by real estate. There were no loans at December 31, 2010 and December 31, 2009 that were "troubled debt restructurings".

        At December 31, 2010, the loans on nonaccrual status had a valuation allowance of $1.5 million. We charged-off $3.5 million during 2010 related to the outstanding principal balances of those impaired loans which were unsecured based on the estimated values of the underlying collateral. Gross interest income that would have been recorded if our non-accrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2010 and 2009 was $643,000 and $414,000, respectively. The interest income realized prior to the loans being placed on non-accrual status for the year ended December 31, 2010 and 2009 was $390,000 and $120,000, respectively.

        The ratio of non-performing loans to total loans was 0.91%, 0.54%, and 0.07% at December 31, 2011, 2010 and 2009, respectively.

        The following tables present the composition of our loans receivable portfolio at the end of each of the five years ended December 31, 2011 and additional information on non-performing loans receivable.

Table 8.

Loans Receivable
At December 31, 2011, 2010, 2009, 2008, and 2007
(In thousands)

	2011		2010		2009
Commercial and industrial	$244,874	14.98%	$200,384	14.20%	$161,156	12.45%
Real estate—commercial	745,317	45.59	631,292	44.73	592,780	45.80
Real estate—construction	295,189	18.06	240,007	17.01	191,523	14.80
Real estate—residential	224,171	13.71	217,130	15.39	228,693	17.67
Home equity lines	122,130	7.47	119,403	8.46	117,392	9.07
Consumer	3,148	0.19	3,042	0.21	2,859	0.21

Gross loans	1,634,829	100.00%	1,411,258	100.00%	1,294,403	100.00%
Net deferred (fees) costs	(2,947)		(1,956)		(971)
Less: allowance for loan losses	(26,159)		(24,210)		(18,636)

Loans receivable, net	$1,605,723		$1,385,092		$1,274,796

	2008		2007
Commercial and industrial	$160,989	14.12%	$140,531	13.51%
Real estate—commercial	472,131	41.41	415,471	39.95
Real estate—construction	188,484	16.53	186,514	17.93
Real estate—residential	211,651	18.57	213,197	20.50
Home equity lines	104,370	9.16	81,247	7.81
Consumer	2,393	0.21	3,129	0.30

Gross loans	1,140,018	100.00%	1,040,089	100.00%
Net deferred (fees) costs	(670)		(405)
Less: allowance for loan losses	(14,518)		(11,641)

Loans receivable, net	$1,124,830		$1,028,043

Table 9.

Nonperforming Loans
At December 31, 2011, 2010, 2009, 2008, and 2007
(In thousands)

	2011	2010	2009	2008	2007
Nonaccruing loans	$14,617	$7,516	$696	$4,671	$—
Loans contractually past-due 90 days or more	208	49	151	379	963

Total nonperforming loans	$14,825	$7,565	$847	$5,050	$963

        The following table presents information on loan maturities and interest rate sensitivity.

Table 10.

Loan Maturities and Interest Rate Sensitivity
At December 31, 2011
(Dollars in thousands)

	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and industrial	$146,191	$79,783	$18,900	$244,874
Real estate—commercial	214,071	416,543	114,703	745,317
Real estate—construction	200,625	37,913	56,651	295,189
Real estate—residential	111,021	84,473	28,677	224,171
Home equity lines	121,578	283	269	122,130
Consumer	1,170	681	1,297	3,148

Total loans receivable	$794,656	$619,676	$220,497	$1,634,829

Fixed—rate loans		$239,910	$168,153	$408,063
Floating—rate loans		379,766	52,344	432,110

Total loans receivable		$619,676	$220,497	$840,173

*
Payments due by period are based on the repricing characteristics and not contractual maturities.

Investment Securities

        Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes of our nonqualified deferred compensation plan liability. These securities include cash equivalents, equities and mutual funds. Investment securities were $310.5 million at December 31, 2011, a decrease of $34.4 million or 10.0%, from $345.0 million in investment securities at December 31, 2010.

        At December 31, 2011, the yield on the available-for-sale investment portfolio was 4.12% and the yield on the held-to-maturity portfolio was 2.63%.

        We complete reviews for other-than-temporary impairment at least quarterly. As of December 31, 2011, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2011, 97% of our mortgage-backed securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

        We have $4.4 million in non-government non-agency mortgage-backed securities. These securities are rated from AAA to AA. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2011, certain of our investment grade securities were in a nominal unrealized loss position. Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

        The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.8 million of par value at December 31, 2011 (each security has a par value of $2.0 million). The collateral underlying these structured securities are instruments issued by financial institutions or insurers. We own the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. One security has a composite rating of A, one security has a composite rating of A-, one security has a composite rating of BB-, and the other security has a composite rating of B. Observable trading activity remains limited for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired. We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches. We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows. Significant judgment is involved in the evaluation of other-than-temporary impairment. We do not intend to sell nor do we believe it is probable that we will be required to sell these pooled trust preferred securities prior to the recovery of our investment.

        In one of the pooled trust preferred securities issues, 42% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $153 million of the remaining $308 million, or 50% of the performing collateral defaulted or deferred payment. In another of the pooled trust preferred securities issues, 44% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $72 million of the remaining $238 million, or 30% of the performing collateral defaulted or deferred payment. In the third of the pooled trust preferred securities issues, 68% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $137 million of the remaining $161 million, or 85% of the performing collateral defaulted or deferred payment. In the fourth of the pooled trust preferred securities issues, 56% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $255 million of the remaining $326 million, or 78% of the performing collateral defaulted to deferred payment.

        No other-than-temporary impairment has been recognized on the securities in our investment portfolio as of December 31, 2011 and 2010, and we do not continue to hold any investment securities for which we previously recognized other-than-temporary impairment.

        We hold $16.4 million in FHLB stock at December 31, 2011.

        Investment securities were $345.0 million at December 31, 2010, a decrease of $37.5 million or 9.8%, from $382.5 million in investment securities at December 31, 2009.

        Of the $345.0 million in the investment portfolio at December 31, 2010, $21.9 million were classified as held-to-maturity, and $321.0 million were classified as available-for-sale. At December 31,

2010, the yield on the available-for-sale investment portfolio was 4.26% and the yield on the held-to-maturity portfolio was 3.19%.

        The following table reflects the composition of the investment portfolio at December 31, 2011, 2010, and 2009.

Table 11.

Investment Securities
At December 31, 2011, 2010, and 2009
(In thousands)

Available-for-sale at December 31, 2011	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$5,254	$5,908	3.92%
Five to ten years	30,481	34,192	3.98

Total U.S. government-sponsored agencies	35,735	40,100	3.97

Mortgage-backed securities(1)
Five to ten years	7,477	7,867	4.08
After ten years	150,073	159,227	4.29

Total mortgage-backed securities	157,550	167,094	4.28

Tax exempt municipal securities(2)
One to five years	240	258	4.30
Five to ten years	17,185	18,794	3.50
After ten years	53,825	58,364	4.03
Taxable municipal securities
Five to ten years	3,305	3,656	4.96
After ten years	1,991	2,113	5.21

Total municipal securities	76,546	83,185	3.98

U. S. treasury securities
One to five years	4,945	5,181	2.36

Total U.S. treasury securities	4,945	5,181	2.36

Total investment securities available-for-sale	$274,776	$295,560	4.12%

Held-to-maturity at December 31, 2011	Amortized Cost	Fair Value	Average Yield
Mortgage-backed securities(1)
Five to ten years	$1,671	$1,783	4.71%
After ten years	3,444	3,651	4.22

Total mortgage-backed securities	5,115	5,434	4.38

Pooled trust preferred securities
After ten years	7,803	4,532	1.47

Total corporate bonds	7,803	4,532	1.47

Total investment securities held-to-maturity	12,918	9,966	2.63

Total investment securities	$287,694	$305,526	4.05%

Available-for-sale at December 31, 2010	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
Five to ten years	$30,941	$32,119	3.95%

Total U.S. government-sponsored agencies	30,941	32,119	3.95

Mortgage-backed securities(1)
One to five years	7	7	9.02
Five to ten years	21,976	22,997	4.24
After ten years	190,600	196,478	4.54

Total mortgage-backed securities	212,583	219,482	4.51

Tax exempt municipal securities(2)
Five to ten years	7,063	7,198	3.38
After ten years	52,907	52,776	3.98
Taxable municipal securities
Five to ten years	3,318	3,320	4.96
After ten years	996	989	5.10

Total municipal securities	64,284	64,283	3.73

U. S. treasury securities
One to five years	4,923	5,114	2.36

Total U.S. treasury securities	4,923	5,114	2.36

Total investment securities available-for-sale	$312,731	$320,998	4.26%

Held-to-maturity at December 31, 2010	Amortized Cost	Fair Value	Average Yield
Mortgage-backed securities(1)
One to five years	$351	$368	4.14%
Five to ten years	3,766	3,965	4.63
After ten years	9,758	10,203	4.12

Total mortgage-backed securities	13,875	14,536	4.26

Pooled trust preferred securities
After ten years	8,004	3,197	1.34

Total corporate bonds	8,004	3,197	1.34

Total investment securities held-to-maturity	21,879	17,733	3.19

Total investment securities	$334,610	$338,731	4.19%

Available-for-sale at December 31, 2009	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
Five to ten years	$26,074	$26,030	4.15%
After ten years	29,974	29,629	5.01

Total U.S. government-sponsored agencies	56,048	55,659	4.61

Mortgage-backed securities(1)
One to five years	9	9	8.97
Five to ten years	33,079	33,964	4.21
After ten years	184,635	189,432	4.84

Total mortgage-backed securities	217,723	223,405	4.74

Tax exempt municipal securities(2)
Five to ten years	6,090	6,156	3.34
After ten years	50,270	50,227	4.01
Taxable municipal securities
After ten years	3,331	3,225	4.96

Total municipal securities	59,691	59,608	3.99

U. S. treasury securities
One to five years	4,901	4,897	2.36

Total U.S. treasury securities	4,901	4,897	2.36

Total investment securities available-for-sale	$338,363	$343,569	4.55%

Held-to-maturity at December 31, 2009	Amortized Cost	Fair Value	Average Yield
Mortgage-backed securities(1)
One to five years	$1,833	$1,884	4.43%
Five to ten years	6,244	6,478	4.59
After ten years	19,103	19,731	4.26

Total mortgage-backed securities	27,180	28,093	4.35

Pooled trust preferred securities
After ten years	8,004	3,343	1.33

Total corporate bonds	8,004	3,343	1.33

Total investment securities held-to-maturity	35,184	31,436	3.66

Total investment securities	$373,547	$375,005	4.47%

(1)
Based on contractual maturities.

(2)
Yields for our tax-exempt municipal securities are not reported on a tax-equivalent basis.

Deposits and Other Borrowed Funds

        Total deposits were $1.78 billion at December 31, 2011, an increase of $371.5 million, or 26.5%, from $1.40 billion at December 31, 2010. We have had success in attracting deposit balances from customers seeking to deposit their money with smaller, local banks and depositors are increasing balances held with financial institutions as a result of the increased protection of their money by the FDIC. We are a member of the Certificates of Deposit Account Registry Service ("CDARS"). CDARS allows banking customers to access FDIC insurance protection on multi-million dollar certificates of deposit. When a customer places a large deposit through CDARS, funds are placed into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection. At December 31, 2011, we had brokered certificates of deposit of $452.0 million, of which $303.2 million were placed in the CDARS program. The increase in our CDARs deposits is primarily due to our participation in the network's one-way buy program. This program allows us to post a bid rate for CDARS network banking customers to simply place deposits with us. We entered into $285.0 million in one-way buys in order to lock-in short-term funding as a result of the increase in our loans held for sale portfolio in the latter half of 2011. Brokered certificates of deposit at December 31, 2010 were $88.4 million, of which $43.5 million were in the CDARS program.

        Other borrowed funds, which primarily include federal funds purchased, customer repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, were $510.4 million at December 31, 2011, an increase of $120.8 million, from $$389.6 million at December 31, 2010. The primary reason for the increase in other borrowed funds at December 31, 2011 was due to an increase of federal funds purchased of $95.0 million at December 31, 2011 compared to none at December 31, 2010. Advances from the Federal Home Loan Bank of Atlanta were $295.0 million and $280.0 million at December 31, 2011 and 2010, respectively. These advances primarily leverage some of our larger commercial real estate fundings and assist in financing George Mason's inventory of loans held for sale.

        Other borrowed funds at each of December 31, 2011 and 2010, included $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities. This debt had an interest rate of 2.95% and 2.70% at December 31, 2011 and 2010, respectively. Cardinal Statutory Trust I is an unconsolidated entity as we are not the primary beneficiary of the trust.

        At December 31, 2011, other borrowed funds also included $99.8 million in customer repurchase agreements.

        The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2011.

Table 12.

Short-Term Borrowings and Other Borrowed Funds
At December 31, 2011
(In thousands)

Advance Date	Term of Advance	Maturity or Call Date	Interest Rate	Amount Outstanding
Oct-11	3 months	Jan-12	0.13%	$40,000
Dec-11	3 months	Mar-12	0.86	15,000

Total short-term FHLB advances and weighted average rate			0.33%	$55,000

Other short-term borrowed funds:
Customer repurchase agreements			0.24	$99,766
Federal Funds Purchased			0.24	95,000

Total other short-term borrowed funds and weighted average rate			0.24%	$194,766

Other borrowed funds:
Trust preferred			3.96	$20,619
FHLB advances—long term			4.49	240,000

Other borrowed funds and weighted average rate			4.45%	$260,619

Total other borrowed funds and weighted average rate			2.40%	$510,385

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

        Other borrowed funds, which primarily include customer repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, were $389.6 million at December 31, 2010, a decrease of $40.0 million, from $427.6 million at December 31, 2009. The primary reason for the decrease in other borrowed funds at December 31, 2010 was due to us not having any federal funds purchased at December 31, 2010 compared to $45.0 million at December 31, 2009. Advances from the Federal Home Loan Bank of Atlanta were $280.0 million at each of December 31, 2010 and 2009.

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

        The following table reflects the maturities of the certificates of deposit of $100,000 or more as of December 31, 2011, 2010 and 2009.

Table 13.

Certificates of Deposit of $100,000 or More
At December 31, 2011, 2010, and 2009
(In thousands)

	Fixed Term	2011 No-Penalty*	Total
Maturities:
Three months or less	$338,083	$8,632	$346,715
Over three months through six months	47,584	2,813	50,397
Over six months through twelve months	49,171	13,071	62,242
Over twelve months	113,905	20,052	133,957

	$548,743	$44,568	$593,311

	Fixed Term	2010 No-Penalty*	Total
Maturities:
Three months or less	$60,347	$16,341	$76,688
Over three months through six months	47,109	5,224	52,333
Over six months through twelve months	81,625	16,344	97,969
Over twelve months	121,368	20,494	141,862

	$310,449	$58,403	$368,852

	Fixed Term	2009 No-Penalty*	Total
Maturities:
Three months or less	$116,527	$31,183	$147,710
Over three months through six months	44,528	10,394	54,922
Over six months through twelve months	66,064	3,190	69,254
Over twelve months	95,185	20,917	116,102

	$322,304	$65,684	$387,988

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

        Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at December 31, 2011, 2010 and 2009 follows.

Table 14.

Segment Reporting
December 31, 2011, 2010, and 2009
(In thousands)

At and for the Year Ended December 31, 2011:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$77,456	$2,522	$—	$(816)	$—	$79,162
Provision for loan losses	6,910	—	—	—	—	6,910
Non-interest income	6,116	25,592	2,552	161	(88)	34,333
Non-interest expense	42,202	16,032	2,610	3,709	(88)	64,465
Provision (benefit) for income taxes	11,397	4,291	(29)	(1,537)	—	14,122

Net income (loss)	$23,063	$7,791	$(29)	$(2,827)	$—	$27,998

Total Assets	$2,549,326	$531,403	$590	$278,820	$(757,423)	$2,602,716

At and for the Year Ended December 31, 2010:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$67,480	$2,385	$—	$(820)	$—	$69,045
Provision for loan losses	10,502	—	—	—	—	10,502
Non-interest income	3,975	19,203	4,102	205	(96)	27,389
Non-interest expense	37,226	11,103	6,798	4,438	(96)	59,469
Provision (benefit) for income taxes	7,432	3,640	(942)	(2,109)	—	8,021

Net income (loss)	$16,295	$6,845	$(1,754)	$(2,944)	$—	$18,442

Total Assets	$2,051,529	$220,946	$592	$251,100	$(452,149)	$2,072,018

At and for the Year Ended December 31, 2009:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$48,712	$2,717	$—	$(887)	$—	$50,542
Provision for loan losses	6,656	94	—	—	—	6,750
Non-interest income	3,993	16,213	3,639	(413)	(84)	23,348
Non-interest expense	34,104	12,779	3,156	2,472	(84)	52,427
Provision (benefit) for income taxes	3,566	2,084	162	(1,424)	—	4,388

Net income (loss)	$8,379	$3,973	$321	$(2,348)	$—	$10,325

Total Assets	$1,943,223	$199,704	$3,433	$230,962	$(401,137)	$1,976,185

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

        Shareholders' equity at December 31, 2011 was $257.8 million, an increase of $34.9 million, compared to $222.9 million at December 31, 2010. For the year ended December 31, 2011, we recorded net income of $28.0 million, which primarily caused the increase in shareholders' equity during 2011. Accumulated other comprehensive income increased $7.1 million for the year ended December 31, 2011. Total shareholders' equity to total assets at December 31, 2011 and 2010 was 9.9% and 10.8%, respectively. Book value per share at December 31, 2011 and 2010 was $8.83 and $7.75, respectively. Total risk-based capital to risk-weighted assets was 12.43% at December 31, 2011 compared to 14.06% at December 31, 2010. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2011.

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

        As noted above, regulatory capital levels for the bank and bank holding company meet those established for "well-capitalized" institutions. While we are currently considered "well-capitalized," we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

        The following table shows the minimum capital requirement and our capital position at December 31, 2011, 2010, and 2009, for the Company and for the Bank.

Table 15.

Capital Components
At December 31, 2011, 2010, and 2009
(In thousands)

Cardinal Financial Corporation (Consolidated):

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2011
Total risk-based capital	$278,385	12.49%	$178,364	≥	8.00%	$222,955	≥	10.00%
Tier I risk-based capital	251,811	11.29	89,182	≥	4.00	133,773	≥	6.00
Leverage capital ratio	251,811	10.14	99,319	≥	4.00	124,149	≥	5.00
At December 31, 2010
Total risk-based capital	$248,294	14.06%	$141,284	≥	8.00%	$176,606	≥	10.00%
Tier I risk-based capital	223,789	12.67	70,642	≥	4.00	105,963	≥	6.00
Leverage capital ratio	223,789	10.82	82,753	≥	4.00	103,441	≥	5.00
At December 31, 2009
Total risk-based capital	$226,137	14.15%	$127,869	≥	8.00%	$159,837	≥	10.00%
Tier I risk-based capital	207,286	12.97	63,935	≥	4.00	95,902	≥	6.00
Leverage capital ratio	207,286	11.03	75,185	≥	4.00	93,981	≥	5.00

Cardinal Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2011
Total risk-based capital	$265,668	11.98%	$177,479	≥	8.00%	$221,849	≥	10.00%
Tier I risk-based capital	239,093	10.78	88,740	≥	4.00	133,110	≥	6.00
Leverage capital ratio	239,093	9.68	98,783	≥	4.00	123,479	≥	5.00
At December 31, 2010
Total risk-based capital	$232,274	13.25%	$140,262	≥	8.00%	$175,328	≥	10.00%
Tier I risk-based capital	207,768	11.85	70,131	≥	4.00	105,197	≥	6.00
Leverage capital ratio	207,768	10.09	82,383	≥	4.00	102,979	≥	5.00
At December 31, 2009
Total risk-based capital	$206,413	12.98%	$127,257	≥	8.00%	$159,071	≥	10.00%
Tier I risk-based capital	187,562	11.79	63,629	≥	4.00	95,443	≥	6.00
Leverage capital ratio	187,562	10.02	74,884	≥	4.00	93,605	≥	5.00

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

        In addition to deposits, we have access to the different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. During 2008, we joined the Certificates of Deposit Account Registry Services ("CDARS"). CDARS allows banking customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank. When a customer places a large deposit through CDARS, funds are placed into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection. We also maintain secured lines of credit with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta for which we can borrow up to the allowable amount for the collateral pledged. Having diverse funding alternatives reduces our reliance on any one source for funding.

        Cash flow from amortizing assets or maturing assets can also provide funding to meet the needs of depositors and borrowers.

        We have established a formal liquidity contingency plan which establishes a liquidity management team and provides guidelines for liquidity management. For our liquidity management program, we first determine our current liquidity position and then forecast liquidity based on anticipated changes in the balance sheet. In this forecast, we expect to maintain a liquidity cushion. We also stress test our liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. We believe that we have sufficient resources to meet our liquidity needs.

        Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $332.7 million at December 31, 2011, or 12.8% of total assets. We held investments that are classified as held-to-maturity in the amount of $12.9 million at December 31, 2011. To maintain ready access to the Bank's secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial loan portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at December 31, 2011 was approximately $137.4 million. Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $145.5 million at December 31, 2011. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us. In addition, we have unsecured federal funds purchased lines of $315 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

        The required payments under such obligations excluding interest were as follows:

Table 16.

Contractual Obligations
At December 31, 2011
(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$545,175	$307,310	$81,201	$148,942	$7,722
Brokered certificates of deposit	452,015	342,743	42,724	66,548	—
Advances from the Federal Home Loan Bank of Atlanta	295,000	80,000	10,000	105,000	100,000
Trust preferred securities	20,619	—	—	—	20,619
Operating lease obligations	28,593	5,074	9,439	5,157	8,923

Total	$1,341,402	$735,127	$143,364	$325,647	$137,264

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

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2011 and 2010, is as follows:

(In thousands)	2011	2010
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$849,402	$526,636
Standby letters of credit	30,848	22,279

        Commitments to extend credit of $210.5 million as of December 31, 2011 were related to George Mason's mortgage loan funding commitments and were of a short-term nature. Commitments to extend credit of $638.9 million primarily have floating rates as of December 31, 2011. It is uncertain as to the amount that we will be required to fund on these commitments as many such arrangements expire with no amount drawn.

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

        George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims. During the past two years, we have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors. As a result, during 2011, we received a limited number of additional claims. At December 31, 2011 and 2010, we were not aware of any potential loan repurchases or settlements.

        During 2011 and 2010, George Mason either repurchased from or settled with investors on such loans for a total of $558,000 and $1.0 million, respectively.

Quarterly Data

        The following table provides quarterly data for the years ended December 31, 2011 and 2010. Quarterly per share results may not calculate to the year-end per share results due to rounding.

        During the year ended December 31, 2010, we recorded a non-cash impairment loss of $3.0 million pretax ($2.0 million after tax) through the wealth management and trust services business segment. No such impairments occurred during 2011.

Table 17.

Quarterly Data
Years ended December 31, 2011 and 2010
(In thousands, except per share data)

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$28,529	$26,047	$24,517	$23,785
Interest expense	5,791	5,948	5,854	6,123

Net interest income	22,738	20,099	18,663	17,662
Provision for loan losses	(2,165)	(2,885)	(750)	(1,110)

Net interest income after provision for loan losses	20,573	17,214	17,913	16,552
Non-interest income	6,632	14,983	7,274	5,444
Non-interest expense	15,113	18,929	16,284	14,139

Net income before income taxes	12,092	13,268	8,903	7,857
Provision for income taxes	3,845	4,643	2,998	2,636

Net income	$8,247	$8,625	$5,905	$5,221

Earnings per share—basic	$0.28	$0.29	$0.20	$0.18

Earnings per share—diluted	$0.28	$0.29	$0.20	$0.18

	2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$24,993	$24,771	$23,944	$22,925
Interest expense	6,527	6,589	6,815	7,657

Net interest income	18,466	18,182	17,129	15,268
Provision for loan losses	(1,877)	(3,500)	(2,700)	(2,425)

Net interest income after provision for loan losses	16,589	14,682	14,429	12,843
Non-interest income	5,522	9,306	6,847	5,714
Non-interest expense	16,917	15,369	14,153	13,030

Net income before income taxes	5,194	8,619	7,123	5,527
Provision for income taxes	1,164	2,716	2,414	1,727

Net income	$4,030	$5,903	$4,709	$3,800

Earnings per share—basic	$0.14	$0.20	$0.16	$0.13

Earnings per share—diluted	$0.14	$0.20	$0.16	$0.13

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

        At December 31, 2011, our asset/liability position was neutral based on our interest rate sensitivity model. Our net interest income would decrease by less than 1.45% in a down 100 basis point scenario and would increase by less than 0.91% in an up 200 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would decrease by less than 2.65% in a down 100 basis point scenario and would increase by less than 1.46% in an up 200 basis point scenario.

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

        We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

McLean, Virginia
March 15, 2012

PART II

Item 8.    Financial Statements and Supplementary Data.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2011 and 2010

(In thousands, except share data)

			2011	2010
Assets
Cash and due from banks			$16,745	$12,963
Federal funds sold			20,394	12,905

Total cash and cash equivalents			37,139	25,868
Investment securities available-for-sale			295,560	320,998
Investment securities held-to-maturity (market value of $9,966 and $17,733 at December 31, 2011 and December 31, 2010, respectively)			12,918	21,879
Investment securities—trading			2,065	2,107

Total investment securities			310,543	344,984
Other investments			17,120	16,469
Loans held for sale			529,500	206,047
Loans receivable, net of deferred fees and costs			1,631,882	1,409,302
Allowance for loan losses			(26,159)	(24,210)

Loans receivable, net			1,605,723	1,385,092
Premises and equipment, net			19,302	16,717
Deferred tax asset, net			4,732	10,690
Goodwill and intangibles, net			10,490	10,688
Bank-owned life insurance			35,154	34,358
Prepaid FDIC insurance premiums			3,350	4,574
Other real estate owned			3,046	1,250
Accrued interest receivable and other assets			26,617	15,281

Total assets			$2,602,716	$2,072,018

Liabilities and Shareholders' Equity
Non-interest bearing deposits			$263,752	$229,575
Interest bearing deposits			1,511,508	1,174,150

Total deposits			1,775,260	1,403,725
Other borrowed funds			510,385	389,586
Mortgage funding checks			25,989	662
Escrow liabilities			4,095	1,454
Accrued interest payable and other liabilities			29,170	53,689

Total liabilities			2,344,899	1,849,116
	2011	2010

Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	29,198,628	28,769,849	29,199	28,770
Additional paid-in capital			163,730	160,859
Retained earnings			53,372	28,848
Accumulated other comprehensive income, net			11,516	4,425

Total shareholders' equity			257,817	222,902

Total liabilities and shareholders' equity			$2,602,716	$2,072,018

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2011, 2010, and 2009

(In thousands, except per share data)

	2011	2010	2009
Interest income:
Loans receivable	$78,237	$73,414	$65,526
Loans held for sale	10,767	9,039	7,358
Federal funds sold	88	46	118
Investment securities available-for-sale	13,222	13,145	12,123
Investment securities held-to-maturity	440	935	1,587
Other investments	124	54	30

Total interest income	102,878	96,633	86,742
Interest expense:
Deposits	13,560	15,561	23,698
Other borrowed funds	10,156	12,027	12,502

Total interest expense	23,716	27,588	36,200

Net interest income	79,162	69,045	50,542
Provision for loan losses	6,910	10,502	6,750

Net interest income after provision for loan losses	72,252	58,543	43,792
Non-interest income:
Service charges on deposit accounts	1,767	1,881	2,011
Loan fees	2,734	2,311	2,649
Investment fee income	2,546	4,088	3,614
Realized and unrealized gains on mortgage banking activities	20,529	13,860	12,452
Net realized gains on investment securities available-for-sale	2,397	726	760
Net realized gain (loss) on investment securities-trading	144	188	(425)
Management fee income	3,406	3,657	1,833
Increase in cash surrender value of bank-owned life insurance	796	646	536
Litigation recovery on previously impaired investment	—	87	—
Other income (loss)	14	(55)	(82)

Total non-interest income	34,333	27,389	23,348
Non-interest expense:
Salary and benefits	28,707	27,445	23,571
Occupancy	6,032	5,723	5,442
Professional fees	3,955	2,733	2,142
Depreciation	2,517	1,938	1,948
Data communications	4,117	4,295	3,352
FDIC insurance assessment	1,387	1,853	2,692
Mortgage loan repurchases and settlements	670	(686)	2,569
Bank franchise taxes	2,089	1,897	1,525
Amortization of intangibles	198	238	238
Loss on extinguishment of debt	2,271	—	—
Impairment of goodwill and other intangible assets	—	3,008	—
Impairment of other real estate owned	911	1,365	—
Other operating expenses	11,611	9,660	8,948

Total non-interest expense	64,465	59,469	52,427

Income before income taxes	42,120	26,463	14,713
Provision for income taxes	14,122	8,021	4,388

Net income	$27,998	$18,442	$10,325

Earnings per common share—basic	$0.95	$0.63	$0.38

Earnings per common share—diluted	$0.94	$0.62	$0.37

Weighted-average common shares outstanding—basic	29,401	29,123	27,186

Weighted-average common shares outstanding—diluted	29,784	29,608	27,674

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Net income	$27,998	$18,442	$10,325
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the year, net of tax expense of $4.5 million in 2011, $1.1 million in 2010, and $1.5 million in 2009	9,644	2,475	3,618
Less: reclassification adjustment for net gains included in net income, net of tax expense of $804 thousand in 2011, $227 thousand in 2010, and $262 thousand in 2009	(1,593)	(499)	(498)

	8,051	1,976	3,120

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $572 thousand in 2011, net of tax benefit of $444 thousand in 2010, and net of tax expense of $169 thousand in 2009	(960)	(837)	320

Comprehensive income	$35,089	$19,581	$13,765

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2011, 2010, and 2009

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	24,014	$24,014	$130,709	$3,437	$(154)	$158,006
Public offering shares issued	4,378	4,378	27,233	—	—	31,611
Stock options exercised	39	39	139	—	—	178
Stock compensation expense, net of tax benefit	—	—	439	—	—	439
Shares issued for deferred compensation plan	287	287	1,278	—	—	1,565
Dividends on common stock of $0.04 per share	—	—	—	(1,057)	—	(1,057)
Change in accumulated other comprehensive (loss) income	—	—	—	—	3,440	3,440
Net income	—	—	—	10,325	—	10,325

Balance, December 31, 2009	28,718	$28,718	$159,798	$12,705	$3,286	$204,507
Stock options exercised	52	52	152	—	—	204
Stock compensation expense, net of tax benefit	—	—	909	—	—	909
Dividends on common stock of $0.08 per share	—	—	—	(2,299)	—	(2,299)
Change in accumulated other comprehensive income	—	—	—	—	1,139	1,139
Net income	—	—	—	18,442	—	18,442

Balance, December 31, 2010	28,770	$28,770	$160,859	$28,848	$4,425	$222,902
Stock options exercised	429	429	2,198	—	—	2,627
Stock compensation expense, net of tax benefit	—	—	673	—	—	673
Dividends on common stock of $0.12 per share	—	—	—	(3,474)	—	(3,474)
Change in accumulated other comprehensive income	—	—	—	—	7,091	7,091
Net income	—	—	—	27,998	—	27,998

Balance, December 31, 2011	29,199	$29,199	$163,730	$53,372	$11,516	$257,817

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$27,998	$18,442	$10,325
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,517	1,938	1,948
Amortization of premiums, discounts and intangibles	292	807	433
Impairment of goodwill and other intangible assets	—	3,008	—
Provision for loan losses	6,910	10,502	6,750
Loans held for sale originated	(3,893,935)	(3,198,160)	(2,647,108)
Proceeds from the sale of loans held for sale	3,591,011	3,185,442	2,637,100
Realized and unrealized gains on mortgage banking activities	(20,529)	(13,860)	(12,452)
Proceeds from sale, maturity and call of investment securities-trading	743	140	2,631
Purchase of investment securities-trading	(1,182)	(1,181)	(6,780)
Unrealized (gain) loss on sale of investments securities-trading	(144)	(188)	619
Realized loss on sale of investment securities-trading	—	—	(194)
Gain on sale of investment securities available-for-sale	(2,397)	(735)	(977)
Loss on sale of investment securities available-for-sale	—	9	217
(Gain) loss on sale of other assets	—	1	(6)
Decrease in fair value of other real estate owned	911	1,365	—
Loss on sales of other real estate owned	—	76	15
Stock compensation expense, net of tax benefits	673	523	439
Provision for deferred income taxes	1,086	(3,670)	(635)
Impairment of Fannie Mae perpetual preferred stock	—	—	—
Increase in cash surrender value of bank-owned life insurance	(796)	(646)	(536)
(Increase) decrease in accrued interest receivable, other assets and deferred tax asset	(12,952)	958	(15,282)
Increase in accrued interest payable, escrow liabilities and other liabilities	11,339	4,350	3,646

Net cash provided by (used in) operating activities	(288,455)	9,121	(19,847)

Cash flows from investing activities:
Net purchases of premises and equipment	(5,102)	(1,809)	(1,222)
Proceeds from maturity and call of investment securities available-for-sale	970	30,577	35,963
Proceeds from sale of investment securities available-for-sale	—	10,013	15,988
Proceeds from sale of mortgage-backed securities available-for-sale	40,384	24,175	43,589
Proceeds from maturity and call of investment securities held-to-maturity	5,618	5,857	2,000
Proceeds from sale of other investments	24	—	—
Purchase of investment securities available-for-sale	(18,266)	(30,220)	(103,469)
Purchase of mortgage-backed securities available-for-sale	(62,538)	(46,369)	(100,040)
Purchase of other investments	(675)	(2)	(97)
Redemptions of investment securities available-for-sale	49,265	57,975	45,230
Redemptions of investment securities held-to-maturity	3,325	7,548	12,890
Proceeds from the sale of other real estate owned	531	1,536	—
Net increase in loans receivable, net of deferred fees and costs	(230,779)	(121,138)	(156,716)

Net cash used in investing activities	(217,243)	(61,857)	(205,884)

Cash flows from financing activities:
Net increase in deposits	371,535	106,720	117,161
Net increase (decrease) in other borrowed funds	108,070	(37,993)	60,381
Net increase (decrease) in mortgage funding checks	25,327	(13,256)	(5,260)
Proceeds from FHLB advances	110,000	10,000	—
Repayments of FHLB advances	(97,271)	(10,000)	—
Proceeds from issuance of stock	—	—	31,611
Stock options exercised	2,627	204	178
Shares issued for deferred compensation plan	—	—	1,565
Excess tax benefit from stock option exercises	155	387	65
Dividends on common stock	(3,474)	(2,299)	(1,057)

Net cash provided by financing activities	516,969	53,763	204,644

Net increase (decrease) in cash and cash equivalents	11,271	1,027	(21,087)
Cash and cash equivalents at beginning of year	25,868	24,841	45,928

Cash and cash equivalents at end of year	$37,139	$25,868	$24,841

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$24,189	$27,825	$36,493
Cash paid for income taxes	13,618	10,162	4,599
Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$—	$30,460	$9,999
Transfer of loans to other real estate owned	3,238	340	4,991

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

(2) Summary of Significant Accounting Policies

  (a)    Use of Estimates

        U.S. generally accepted accounting principles are complex and require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the Company's financial statements relate to accounting for business combinations and impairment testing of goodwill, the allowance for loan losses, accounting for impairment of identifiable intangible assets, the valuation of the deferred tax assets, other-than-temporary impairment assessments for investment securities, fair value measurements of certain assets and liabilities, fair values of derivatives and investment securities and reserves for repurchase of mortgage loans previously sold to investors. Actual results could differ from these estimates.

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

        At December 31, 2011 and 2010, the Company had investment securities classified as trading. These investments were purchased to economically hedge against fair value changes of the Company's nonqualified deferred compensation plan liability. Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings.

        Gains and losses on the sale of securities are determined using the specific identification method.

        The Company regularly evaluates its securities whose values have declined below their amortized cost to assess whether the decline in fair value is other-than-temporary. The Company considers various factors in determining whether a decline in fair value is other-than-temporary including the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads, the expected recovery period and other quantitative and qualitative information. The valuation of securities for impairment is a process subject to estimation, judgment and uncertainty and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions and future changes in assessments of the aforementioned factors. It is expected that such factors will change in the future, which may result in future other-than-temporary impairments. For impairments of debt securities that are deemed to be other-than-temporary, the credit portion of an other-than-temporary impairment loss is recognized in earnings and the non-credit portion is recognized in accumulated other comprehensive income in those situations where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery.

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

  (g)    Loans Receivable and Allowance for Loan Losses

        Loans receivable that management has the intent and ability to hold for the foreseeable future or until loan maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, and net of the allowance for loan losses and deferred fees and costs. Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yield using the payment terms required by the loan contract.

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

        In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2011 and 2010 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

        In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This amendment clarifies the guidance on the evaluation made by a creditor on whether a restructuring constitutes a troubled debt restructuring. It clarifies the guidance related to a creditor's evaluation of whether it has granted a concession to a debtor and also clarifies the guidance on a creditor's evaluation of whether the debtor is experiencing financial difficulties. The amendment is effective for public entities for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. The disclosure requirements were effective for interim and annual period beginning on or after June 15, 2011. The Company adopted this guidance for purposes of evaluating its modifications as troubled debt restructurings.

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

  (i)    Goodwill and Other Intangibles

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is not amortized but is evaluated at least annually for impairment by comparing its fair value with its carrying amount. Impairment is indicated when the carrying amount of a reporting unit exceeds its estimated fair value.

        ASU 2011-08 simplifies testing for goodwill impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying value. If an entity can qualitatively demonstrate that a reporting unit's fair value is more likely than not greater than its carrying value, then it would not be required to perform the quantitative two-step goodwill impairment test.

        A two-step valuation process is applied, as required by ASU 2011-08. In Step 1, each reporting unit's fair value is determined based on three metrics: (1) a primary market approach, which measures fair value based on trading multiples of independent publicly traded financial institutions of comparable size and character to the reporting units, (2) a secondary market approach, which measures fair value based on acquisition multiples of publicly traded financial institutions of comparable size and character which were recently acquired, and (3) an income approach, which estimates fair value based on discounted cash flows. If the fair value of any reporting unit exceeds its adjusted net book value, no write-down of goodwill is necessary. If the fair value of any reporting unit is less than its adjusted net book value, a Step 2 valuation procedure is required to assess the proper carrying value of the goodwill allocated to that reporting unit. The valuation procedures applied in a Step 2 valuation are similar to those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price.

        Prior to 2010, Wilson/Bennett and Cardinal Trust and Investments have been separate reporting units within the Wealth Management and Trust Services business segment. Both of these units manage financial assets for institutional clients and for upper middle class to wealthy individuals. The Company uses a single "wealth management" sales team to present financial products to prospects and also to service existing clients. The "back office" for each of these components is performed by the same administrative staff, and there is a single person that oversees the combined sales effort and manages the operations. Prospectively and beginning in the third quarter of 2010, the Wilson/Bennett and Cardinal Trust and Investments reporting units were combined into a single reporting unit and evaluations of the recoverability of goodwill and other intangible assets are now based on the combined cash flows of these businesses. Note 8 discusses the impairment charges recorded during the year ended December 31, 2010. No impairment was recorded for 2011 and 2009.

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

  (k)    Realized and Unrealized Gains on Mortgage Banking Activities

        Realized and unrealized gains on mortgage banking activities include income earned by George Mason and Cardinal First from the origination and sale of mortgage loans to third party investors, and other activities incidental to mortgage banking activities. The Company enters into interest rate lock commitments to sell and deliver the mortgage loans, servicing released, to third party investors on a best efforts basis. Unrealized gains include the recognition of the fair value of the rate lock commitment derivative, which approximates the differential between the par value of the loan and the amount that will be received upon the delivery of the loan to the third party investor.

  (l)    Management Fee Income

        Management fee income represents income earned for the management and operational support provided by George Mason to other mortgage banking companies (the "managed companies") owned by local homebuilders. The relationship of George Mason to these managed companies is solely as service provider and there is no fiduciary relationship or equity investment involved. Fees earned by George Mason are accrued based on contractual arrangements with each of the managed companies and are generally determined as a percentage of the managed company's net income before income taxes.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Uncertain tax positions, if any, are accounted for by applying a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. Recognition and measurement of tax positions is based on management's evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position.

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

        The Company awards stock options with a graded-vesting period and as such has elected to recognize compensation costs over the requisite service period for the entire award. Total compensation cost charged against income for the years ended December 31, 2011, 2010, and 2009 was $604,000, $523,000, and $374,000, respectively. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $361,000, $123,000, and $65,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

        At December 31, 2011, the Company had two stock-based employee compensation plans, which are described more fully in Note 20.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The weighted average per share fair values of stock option grants made in 2011, 2010, and 2009, were $4.84, $4.64, and $2.92, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2011	2010	2009
Estimated option life	6.5 years	6.5 years	6.5 years
Risk free interest rate	1.45 - 2.81%	1.79 - 3.30%	2.10 - 3.09%
Expected volatility	44.70%	45.90%	44.60%
Expected dividend yield	1.02%	0.89%	0.67%

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

(3) Investment Securities and Other Investments

        The approximate fair value and amortized cost of investment securities at December 31, 2011 and 2010 are shown below.

	2011
(In thousands)	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$35,735	$4,365	$—	$40,100
Mortgage-backed securities	157,550	9,753	(209)	167,094
Municipal securities	76,546	6,644	(5)	83,185
U.S. treasury securities	4,945	236	—	5,181

Total	$274,776	$20,998	$(214)	$295,560

Investment Securities Held-to-Maturity
Mortgage-backed securities	5,115	319	—	5,434
Pooled trust preferred securities	7,803	—	(3,271)	4,532

Total	$12,918	$319	$(3,271)	$9,966

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

	2010
(In thousands)	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$30,941	$1,262	$(84)	$32,119
Mortgage-backed securities	212,583	6,979	(80)	219,482
Municipal securities	64,284	424	(425)	64,283
U.S. treasury securities	4,923	191	—	5,114

Total	$312,731	$8,856	$(589)	$320,998

Investment Securities Held-to-Maturity
Mortgage-backed securities	13,875	661	—	14,536
Pooled trust preferred securities	8,004	—	(4,807)	3,197

Total	$21,879	$661	$(4,807)	$17,733

        The fair value and amortized cost of investment securities by contractual maturity at December 31, 2011 are shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	2011
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized cost	Fair Value	Amortized cost	Fair Value
After 1 year but within 5 years	$10,439	$11,347	$—	$—
After 5 years but within 10 years	50,971	56,642	—	—
After 10 years	55,816	60,477	7,803	4,532
Mortgage-backed securities	157,550	167,094	5,115	5,434

Total	$274,776	$295,560	$12,918	$9,966

        For the years ended December 31, 2011, 2010, and 2009, proceeds from sales of investment securities available-for-sale amounted to $40.4 million, $34.2 million, and $59.6 million, respectively. Gross realized gains in 2011, 2010, and 2009, amounted to $2.4 million, $735,000, and $977,000, respectively. Gross realized losses for the years ended December 31, 2011, 2010, and 2009 were $0, $9,000, and $217,000, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

        The table below shows the Company's investment securities' gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.

	At December 31, 2011
	Less than 12 months		12 months or more		Total
Investment Securities Available-for-Sale (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$721	$(86)	$2,107	$(123)	$2,828	$(209)
Municipal securities	524	(5)	—	—	524	(5)

Total temporarily impaired securities	$1,245	$(91)	$2,107	$(123)	$3,352	$(214)

	Less than 12 months		12 months or more		Total
Investment Securities Held-to-Maturity (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$4,532	$(3,271)	$4,532	$(3,271)

Total temporarily impaired securities	$—	$—	$4,532	$(3,271)	$4,532	$(3,271)

	At December 31, 2010
	Less than 12 months		12 months or more		Total
Investment Securities Available-for-Sale (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government-sponsored agencies	$9,957	$(84)	$—	$—	$9,957	$(84)
Mortgage-backed securities	4,892	(14)	814	(66)	5,706	(80)
Municipal securities	27,845	(415)	1,475	(10)	29,320	(425)

Total temporarily impaired securities	$42,694	$(513)	$2,289	$(76)	$44,983	$(589)

	Less than 12 months		12 months or more		Total
Investment Securities Held-to-Maturity (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,197	$(4,807)	$3,197	$(4,807)

Total temporarily impaired securities	$—	$—	$3,197	$(4,807)	$3,197	$(4,807)

        The Company estimates the fair value of its pooled trust preferred securities portfolio by using third party projected cash flows for each of the issuances in the portfolio and a discount rate that is commensurate with the risk inherent in the expected cash flows is applied to arrive at the estimated fair value.

        The Company completes reviews for other-than-temporary impairment at least quarterly. As of December 31, 2011, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2011, 97% of the Company's mortgage-backed securities are guaranteed by the Federal National Mortgage Association

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

(FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

        The Company has $4.4 million in non-government non-agency mortgage-backed securities. These securities are rated from AAA to AA. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2011, certain of the Company's investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. The Company does not intend to sell nor does the Company believe it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

        The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.8 million of par value at December 31, 2011. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. The Company owns the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. One security has a composite rating of A, one security has a composite rating of A-, one security has a composite rating of BB-, and the other security has a composite rating of B. Observable trading activity remains limited for these types of securities. The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired. The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the A-3 tranches. The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows. Significant judgment is involved in the evaluation of other-than-temporary impairment. The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these pooled trust preferred securities prior to the recovery of its investment.

        In one of the pooled trust preferred securities issues, 42% of the principal balance is subordinate to the Company's class of ownership, and it is estimated that a break in contractual cash flow would occur if $153 million of the remaining $308 million, or 50% of the performing collateral defaulted or deferred payment. In another of the pooled trust preferred securities issues, 44% of the principal balance is subordinate to the Company's class of ownership, and it is estimated that a break in contractual cash flow would occur if $72 million of the remaining $238 million, or 30% of the performing collateral defaulted or deferred payment. In the third of the pooled trust preferred securities issues, 68% of the principal balance is subordinate to the Company's class of ownership, and it is estimated that a break in contractual cash flow would occur if $137 million of the remaining $161 million, or 85% of the performing collateral defaulted or deferred payment. In the fourth of the

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

pooled trust preferred securities issues, 56% of the principal balance is subordinate to the Company's class of ownership, and it is estimated that a break in contractual cash flow would occur if $255 million of the remaining $326 million, or 78% of the performing collateral defaulted to deferred payment.

        No other-than-temporary impairment has been recognized on the securities in the Company's investment portfolio as of December 31, 2011, 2010 or 2009, and the Company does not continue to hold any investment securities for which the Company previously recognized other-than-temporary impairment.

        Investment securities that were pledged to secure borrowed funds and other balances as required at December 31, 2011 and 2010 had carrying values of $292.9 million and $324.7 million, respectively. The market values of these pledged securities at December 31, 2011 and 2010 were $243.0 million and $241.6 million, respectively.

	2011
(In thousands)	Carrying Value	Market Value
FHLB advances	$24,733	$26,514
Customer repurchase agreements	127,238	136,002
Debtor in possession, public deposits, trust services division deposits and interest rate swap	72,120	78,314
Federal Reserve discount window and TT&L note option	2,000	2,198

	$226,091	$243,028

	2010
(In thousands)	Carrying Value	Market Value
FHLB advances	$44,653	$46,910
Customer repurchase agreements	113,015	118,337
Debtor in possession, public deposits, trust services division deposits and interest rate swap	74,453	74,006
Federal Reserve discount window and TT&L note option	2,368	2,368

	$234,489	$241,621

        Investment securities are pledged against certain customer deposit accounts (referred to as customer repurchase agreements). See Note 11 to the notes to consolidated financial statements for additional information.

        Other investments include Federal Home Loan Bank stock of $16.4 million $15.7 million at December 31, 2011 and 2010, respectively, and $63,000 of Community Bankers' Bank stock at December 31, 2011 and 2010. As a member of the Federal Home Loan Bank of Atlanta ("FHLB"), the Company's banking subsidiary is required to hold stock in this entity. Stock membership in Community Bankers' Bank allows the Company to participate in loan purchases and sales. In addition, included in other investments at December 31, 2011 and 2010 is the Company's $619,000 investment in Cardinal Statutory Trust I. At December 31, 2011 and 2010, the Company had an equity investment in a local bank holding company of $50,000. These investments are carried at cost since no active trading markets exist.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

        The Company's policy is to review for impairment of FHLB stock at each reporting period. At December 31, 2011, FHLB was in compliance with all of its regulatory capital requirements. The Company believes its holdings in the stock are ultimately recoverable at par value as of December 31, 2011. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future. Based on the Company's analysis of positive and negative factors, it believes that as of December 31, 2011 and 2010, its FHLB stock was not impaired.

(4) Investment Securities—Trading

        The Company acquired investment assets and designated them as trading to economically hedge against fair value changes of the Company's nonqualified deferred compensation plan liability. Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings. Trading securities at December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010
Cash equivalents	$459	$453
Equities	—	69
Mutual funds	1,606	1,585

	$2,065	$2,107

        The net unrealized gain on trading securities for the years ended December 31, 2011, 2010 and 2009 was $144,000, $188,000 and $194,000, respectively. The net realized loss on trading securities for the years ended December 31, 2011, 2010, and 2009 was $0, $0, and $619,000, respectively.

(5) Loans Receivable and Allowance for Loan Losses

        The loan portfolio at December 31, 2011 and 2010 consists of the following:

(In thousands)	2011	2010
Commercial and industrial	$244,874	$200,384
Real estate—commercial	745,317	631,292
Real estate—construction	295,189	240,007
Real estate—residential	224,171	217,130
Home equity lines	122,130	119,403
Consumer	3,148	3,042

	1,634,829	1,411,258
Net deferred fees	(2,947)	(1,956)

Loans receivable, net of fees	1,631,882	1,409,302
Allowance for loan losses	(26,159)	(24,210)

Loans receivable, net	$1,605,723	$1,385,092

        Loans totaling $817.4 million serve as collateral for the Company's Federal Home Loan Bank advance capacity at December 31, 2011. Loans held as collateral at the Federal Reserve for use of the Company's discount window line of credit total $180.9 million at December 31, 2011.

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

        Commercial and Industrial Loans.    The Company makes commercial loans to qualified businesses within its market area. The commercial lending portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, property, plant and equipment. The Company has a government contract lending group which provides secured lending to government contracting firms and businesses based primarily on receivables from the federal government. In addition, the Company, which is certified as a preferred lender by the Small Business Administration (SBA), offers SBA guaranteed loans and asset-based lending arrangements to its customers.

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

        Real Estate-Commercial Loans.    Real estate-commercial loans are primarily secured by various types of commercial real estate, including office, retail, warehouse, industrial and other non-residential types of properties and are made to the owners and/or occupiers of such property.

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

        Real Estate-Construction Loans.    The Company's real estate-construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects. Construction lending entails significant additional risks as they often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks since funds are advanced while the property is under construction, which property has uncertain value prior to the completion of construction. Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan-to-value ratios. To reduce the risks associated with construction lending, the Company generally limits loan-to-value ratios to 80% of when-completed appraised values for owner-occupied residential or commercial properties and for investor-owned residential or commercial properties. Construction loan agreements may include provisions which allow for the payment of contractual interest from an interest reserve. Amounts drawn from an interest reserve increase the amount of the outstanding balance of the construction loan. This is an industry standard practice.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

        Real Estate-Residential and Home Equity Loans.    Real estate-residential loans are originated by Cardinal Bank, Cardinal First and George Mason. This portfolio consists of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured primarily by the residences of borrowers.

        Residential mortgage loans and home equity lines of credit secured by owner-occupied property generally are made with a loan-to-value ratio of up to 80%. Loan-to-value ratios of up to 90% may be allowed on residential owner-occupied property if the borrower exhibits unusually strong creditworthiness.

        Consumer Loans.    The Company's consumer loans consist primarily of installment loans made to individuals for personal, family and household purposes. The specific types of consumer loans originated include home improvement loans, automobile loans, debt consolidation loans and other general consumer lending.

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

        Substantially all of the Company's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. As a matter of regulatory restriction, the Company's banking subsidiary limits the amount of credit extended to any single borrower or group of related borrowers. At December 31, 2011, the amount of credit extended to any single borrower or group of related borrowers was limited to $39.8 million. Loans in process at December 31, 2011 and 2010 were $0 and $786,000, respectively.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

        An analysis of the change in the allowance for loan losses follows:

(In thousands)	2011	2010	2009
Balance, beginning of year	$24,210	$18,636	$14,518
Provision for loan losses	6,910	10,502	6,750
Loans charged-off	(5,654)	(5,301)	(2,638)
Recoveries	693	373	6

Balance, end of year	$26,159	$24,210	$18,636

        An analysis of the allowance for loan losses based on loan type, or segment, and the Company's loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, is below:

Allowance for Loan Losses

For the Year Ended December 31, 2011

(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,941	$10,558	$7,593	$1,875	$1,175	$68	$24,210
Charge-offs	(517)	(3,442)	(1,098)	(137)	(440)	(20)	(5,654)
Recoveries	124	62	154	338	15	—	693
Provision for loan losses	842	6,199	(154)	(367)	369	21	6,910

Ending Balance, December 31, 2011	$3,390	$13,377	$6,495	$1,709	$1,119	$69	$26,159

Ending Balance, December 31, 2011:
Individually evaluated for impairment	$—	$1,321	$1,500	$—	$—	$—	$2,821
Collectively evaluated for impairment	3,390	12,056	4,995	1,709	1,119	69	23,338

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

Loans Receivable

At December 31, 2011

(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, December 31, 2011	$244,874	$745,317	$295,189	$224,171	$122,130	$3,148	$1,634,829

Ending Balance, December 31, 2011:
Individually evaluated for impairment	$3,705	$8,088	$11,910	$559	$—	$—	$24,262
Collectively evaluated for impairment	241,169	737,229	283,279	223,612	122,130	3,148	1,610,567

Allowance for Loan Losses

For the Year Ended December 31, 2010

(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,797	$9,666	$2,829	$2,096	$1,182	$66	$18,636
Charge-offs	(1,437)	—	(1,750)	(2,064)	—	(50)	(5,301)
Recoveries	3	—	—	219	—	151	373
Provision for loan losses	1,578	892	6,514	1,624	(7)	(99)	10,502

Ending Balance, December 31, 2010	$2,941	$10,558	$7,593	$1,875	$1,175	$68	$24,210

Ending Balance:
Individually evaluated for impairment	$162	$418	$3,550	$—	$—	$—	$4,130
Collectively evaluated for impairment	2,779	10,140	4,043	1,875	1,175	68	20,080

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

        The increase in the Company's allocation of the allowance for loan losses for real estate-commercial loans in 2011 compared to 2010 was primarily a result of the proportionate increase in this segment of the Company's loan portfolio during 2011 and the increase in nonaccrual and loan charge-offs during 2011.

        The accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment and uncertainty in evaluating the levels of the allowance required for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment and uncertainty can have on the consolidated financial results.

        The Company's ongoing credit quality management process relies on a system of activities to assess and evaluate various factors that impact the estimation of the allowance for loan losses. These factors include, but are not limited to; current economic conditions; loan concentrations, collateral adequacy and value; past loss experience for particular types of loans, size, composition and nature of loans; migration of loans through our loan rating methodology; trends in charge-offs and recoveries. This process also contemplates a disciplined approach to managing and monitoring credit exposures to ensure that the structure and pricing of credit is always consistent with the Company's assessment of the risk. The loan officer has frequent contact with the borrower and is a key player in the credit management process and must develop and diligently practice sound credit management skills and habits to ensure effectiveness. Under the direction of the Company's loan committee and the chief credit officer, the credit risk management function works with the loans officers and other groups within the Company to monitor the loan portfolio, maintain the watch list, and compile the analysis necessary to determine the allowance for loan losses.

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

        The following tables report the Company's nonaccrual and past due loans at December 31, 2011 and 2010. In addition, the credit quality of the loan portfolio is provided as of December 31, 2011 and 2010.

Nonaccrual and Past Due Loans

At December 31, 2011

(In thousands)

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$332	$—	$3,705	$4,037	$240,837	244,874	$208	$3,497
Real estate—commercial
Owner occupied	—	—	—	—	238,293	238,293	—	—
Non-owner occupied	—	888	4,098	4,986	502,038	507,024	—	4,098
Real estate—construction
Residential	—	—	—	—	61,050	61,050	—	—
Commercial	—	—	6,460	6,460	227,679	234,139	—	6,460
Real estate—residential
Single family	398	—	559	957	121,069	122,026	—	559
Multi-family	—	—	—	—	102,145	102,145	—	—
Home equity lines	286	—	—	286	121,844	122,130	—	—
Consumer
Installment	—	—	—	—	2,858	2,858	—	—
Credit cards	—	—	—	—	290	290	—	—

	$1,016	$888	$14,822	$16,726	$1,618,103	$1,634,829	$208	$14,614

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans

At December 31, 2010

(In thousands)

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$664	$—	$2,887	$3,551	$196,833	200,384	$—	$2,887
Real estate—commercial
Owner occupied	—	—	238	238	196,139	196,377	—	238
Non-owner occupied	—	—	—	—	434,915	434,915	—	—
Real estate—construction
Residential	715	—	—	715	60,020	60,735	—	—
Commercial	—	—	3,546	3,546	175,726	179,272	—	3,546
Real estate—residential
Single family	653	—	845	1,498	169,505	171,003	—	845
Multi-family	—	—	—	—	46,127	46,127	—	—
Home equity lines	99	—	49	148	119,255	119,403	49	—
Consumer
Installment	—	—	—	—	2,203	2,203	—	—
Credit cards	—	—	—	—	839	839	—	—

	$2,131	$—	$7,565	$9,696	$1,401,562	$1,411,258	$49	$7,516

        At December 31, 2011, 2010, and 2009, the Company had impaired loans on nonaccrual status of $14.6 million, $7.5 million, and $696,000, respectively. The valuation allowance for impaired loans at December 31, 2011 and 2010 was $2.8 million and $4.1 million, respectively. For the years ended December 31, 2011, 2010, and 2009, the Company charged-off $5.1 million, $3.5 million, and $411,000 related to impaired loans for the portion of the outstanding principal balance which was unsecured based on the estimated fair value of the underlying collateral. The increase in nonaccruals for 2011 was a result of two real estate- commercial loan relationships. These loans have been on the Company's watch list for some time and due to further deterioration of the financial condition of each of the borrowers, the Company placed these loans on nonaccrual. These same loans are disclosed as troubled-debt restructuring below. The increase in loan charge-offs during 2011 was primarily a result of two real estate commercial loan relationships. These loans were already on nonaccrual status at December 31, 2010 and the collateral related to these particular loans deteriorated further. As a result, the Company charged-off the portion of the book balance that was in excess of the collateral's discounted fair value.

        The average balance of impaired loans was $10.3 million, $6.6 million, and $6.6 million, for 2011, 2010, and 2009, respectively. Interest income that would have been recorded had these loans been performing for the years ended December 31, 2011, 2010, and 2009, would have been $766,000, $643,000, and $414,000, respectively. The interest income realized prior to these loans being placed on non-accrual status for December 31, 2011, 2010, and 2009, was $341,000, $390,000, and $120,000, respectively. At December 31, 2011 and 2010, the Company had accruing loans past due 90 days or more as to principal or interest payments of $208,000 and $49,000, respectively, all of which were determined to be well-secured and in the process of collection.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

        Additional information on the Company's impaired loans that were evaluated for specific reserves as of December 31, 2011 and 2010, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans

At December 31, 2011

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$3,705	$3,979	$—	$145
Real estate—commercial
Owner occupied	—	—	—	—
Non-owner occupied	4,190	4,270	—	269
Real estate—construction
Residential	—	—	—	—
Commercial	6,710	10,340	—	514
Real estate—residential
Single family	559	638	—	6
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate—commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	3,898	3,898	1,321	220
Real estate—construction				—
Residential				—
Commercial	5,200	5,200	1,500	253
Real estate—residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
By segment total:
Commercial and industrial	$3,705	$3,979	$—	$145
Real estate—commercial	8,088	8,168	1,321	489
Real estate—construction	11,910	15,540	1,500	767
Real estate—residential	559	638	—	6
Home equity lines	—	—	—	—

Total	$24,262	$28,325	$2,821	$1,407

        The difference between the recorded investment and the unpaid principal balance in the above table is a result of partial loan charge-offs that the Company has recorded on these impaired loans.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

Impaired Loans

At December 31, 2010

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$3,587	$5,046	$—	$271
Real estate—commercial
Owner occupied	6,187	6,235	—	323
Non-owner occupied	4,038	4,038	—	250
Real estate—construction
Residential	1,800	1,800	—	124
Commercial	3,796	4,987	—	273
Real estate—residential
Single family	845	1,196	—	23
Multi-family	—	—	—	—
Home equity lines	49	49	—	—
With related allowance:
Commercial and industrial	$555	$555	$162	$33
Real estate—commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	3,730	3,730	418	192
Real estate—construction				—
Residential				—
Commercial	10,898	10,898	3,550	537
Real estate—residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
By segment total:
Commercial and industrial	$4,142	$5,601	$162	$304
Real estate—commercial	13,955	14,003	418	765
Real estate—construction	16,494	17,685	3,550	934
Real estate—residential	845	1,196	—	23
Home equity lines	49	49	—	—

Total	$35,485	$38,534	$4,130	$2,026

        In order to maximize the collection of certain loans, the Company will attempt to work with borrowers when necessary to extend or modify loan terms to better align with the borrower's ability to repay. Extensions and modifications to loans are made in accordance with the Company's policy and conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. The Company considers regulatory guidelines when restructuring a loan to ensure that prudent lending

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

practices are followed. As such, qualification criteria and payment terms consider the borrower's current and prospective ability to comply with the modified terms of the loan.

        A modification is classified as a troubled debt restructuring ("TDR") if both of the following exist: (1) the borrower is experiencing financial difficulty and (2) the Company has granted a concession to the borrower. The Company determines that a borrower may be experiencing financial difficulty if the borrower is currently in default on any of its debt, or if the Company is concerned that the borrower may not be able to perform in accordance with the current terms of the loan agreement in the foreseeable future. Many aspects of the borrower's financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of the loan structure, business/industry risk, and borrower/guarantor structures. Concessions may include the reduction of an interest rate at a rate lower than current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, or principal forgiveness. When evaluating whether a concession has been granted, the Company also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Company for the restructured terms, or if the revised terms are consistent with those currently being offered to new loan customers. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management's judgment is required when determining whether a modification is a TDR.

        Although each occurrence is unique to the borrower and is evaluated separately, for all portfolio segments, TDRs are typically modified through reductions in interest rates, reductions in payments, changing the payment terms from principal and interest to interest only, and/or extensions in term maturity.

        Nonaccruing loans that are modified can be placed back on accrual status when both the principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following table presents the loans modified as TDRs for the year ended December 31, 2011. There were no loans modified as TDRs for the year ended December 31, 2010.

(In thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Commercial and industrial	5	$3,519	$3,497
Real estate—commercial	6	8,861	9,098
Real estate—construction	2	3,042	2,750

Total	13	$15,422	$15,345

        Most of these TDRs are on nonaccrual as of December 31, 2011 per the Company's policy for placing a loan on nonaccrual and are included in the impaired loans table above. Nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by the Company upon a detailed credit evaluation of the borrower's financial condition and prospects for repayment under the revised terms. Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company's year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

        These loans make up four relationships with the Bank. These loans are performing as expected post-modification. For restructured loans in the portfolio, the Company had loan loss reserves of $2.8 million as of December 31, 2011. On December 31, 2011, there was $306,000 in outstanding commitments to advance additional funds to two customer relationships whose loans had been restructured.

        Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. The following table reflects TDRs within the previous 12 months for which there was a payment default during the year ended December 31, 2011. These loans are also included in the previous table.

(In thousands)	Number of Loans	Recorded Investment
Commercial and industrial	4	$2,765
Real estate—commercial	—	—
Real estate—construction	—	—

Total	4	$2,765

        One of the most significant factors in assessing the credit quality of the Company's loan portfolio is the risk rating. The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, substandard, doubtful and loss. During the fourth quarter of 2011, the Company added an additional risk rating, other loans especially mentioned ("OLEM"), for the monitoring of credit quality. Other loans especially mentioned are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the bank's credit position at some future date. These loans may not show problems as yet due to the borrower's apparent ability to service the debt, but special circumstances surround the loans of which the Bank's management should be aware. Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management. Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable. A loss loan is one that is considered uncollectible and will be charged-off immediately. All other loans not rated substandard, doubtful or loss are considered to have a pass risk rating. Substandard and doubtful risk rated loans are evaluated for impairment. The following table presents a summary of the risk ratings by portfolio segment and class segment as of December 31, 2011 and 2010, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

Internal Risk Rating Grades

At December 31, 2011

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$240,444	$725	$3,705	$—	$—
Real estate—commercial
Owner occupied	238,293	—	—	—	—
Non-owner occupied	480,360	18,576	8,088	—	—
Real estate—construction
Residential	61,050	—	—	—	—
Commercial	210,498	11,731	11,910	—	—
Real estate—residential
Single family	121,467	—	559	—	—
Multi-family	102,145	—	—	—	—
Home equity lines	121,794	336	—	—	—
Consumer
Installment	2,858	—	—	—	—
Credit cards	290	—	—	—	—

	$1,579,199	$31,368	$24,262	$—	$—

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

        Loans rated substandard and doubtful totaling $24.3 million and $35.5 million were evaluated for impairment at December 31, 2011 and 2010, respectively. The related allowance for impaired loans at December 31, 2011 and 2010 is $2.8 million and $4.1 million, respectively. Loans receivable—evaluated for impairment and measured at fair value on a non-recurring basis, net of the related allowance is $21.4 million and $31.5 million for the years ended December 31, 2011 and 2010, respectively (see note 23 to the notes to consolidated financial statements for additional information).

(6) Other Real Estate Owned

        At December 31, 2011 and 2010, the Company had other real estate owned of $3.0 million and $1.3 million, respectively. The balances in other real estate owned are at fair value less any costs to sell on the statement of condition. The fair value is determined by obtaining an updated appraisal of the foreclosed property which is then discounted for estimated selling costs.

        The Company recorded impairment charges of $911,000 and $1.4 million during 2011 and 2010, respectively, related to the decrease in fair values of the properties held in other real estate owned. No such expense was recorded during 2009.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Loans Held for Sale

        The loans held for sale portfolio at December 31, 2011 and 2010, consisted of the following:

(In thousands)	2011	2010
Residential	$486,055	$174,231
Construction-to-permanent	36,378	29,308

	522,433	203,539
Net deferred costs	7,067	2,508

Loans held for sale, net	$529,500	$206,047

        Loans that are classified as construction-to-permanent are those loans that provide variable rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market.

(8) Goodwill and Other Intangible Assets

        The Company performs its annual recoverability assessment during the third calendar quarter for its mortgage banking reporting unit. The Company adopted the provisions of Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment ("ASU No. 2011-08"). For purposes of performing the recoverability assessment, ASU No. 2011-08 requires an entity to assess all relevant events and circumstances in evaluating whether it is more likely than not that the fair value of the mortgage banking reporting unit is less than its carrying value. After evaluating all relevant facts and circumstances, the Company determined that it is more likely than not that the fair value of the mortgage banking reporting unit exceeds its carrying value and no goodwill impairment was indicated for the year ended December 31, 2011.

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

        Prior to the second quarter of 2010, Wilson/Bennett and Cardinal Trust and Investments were separate reporting units within the Wealth Management and Trust Services business segment.             Both of these units manage financial assets for institutional clients for upper middle class to wealthy individuals. Over time, the people and processes associated with the Wilson/Bennett and Trust Division reporting units were assimilated to the point where the same group of employees were performing services for both subsidiaries. The subsidiaries had common customers/clients and, strategic and resource allocation decisions were contemplated for the reporting units as if they were combined. The Company's annual assessment period for the goodwill associated with the Wilson/Bennett reporting unit was the second calendar quarter. Beginning in the third quarter of 2010, the Wilson/Bennett and Cardinal Trust and Investments reporting units were combined into a single reporting unit and evaluations of the recoverability of goodwill and other intangible assets are now based on the combined cash flows of these businesses.

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

        Information concerning amortizable intangibles follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2009	$1,781	$1,039	$795	$576	$2,576	$1,615

2010 activity:
Customer relationship intangibles	—	198	(105)	22	(105)	220
Trade name	—	—	(74)	18	(74)	18

Balance at December 31, 2010	$1,781	$1,237	$616	$616	$2,397	$1,853

2011 activity:
Customer relationship intangibles	—	198	—	—	—	198
Trade name	—	—	—	—	—	—

Balance at December 31, 2011	$1,781	$1,435	$616	$616	$2,397	$2,051

        The aggregate amortization expense for 2011, 2010, and 2009 was $198,000, $238,000, and $238,000, respectively. The estimated amortization expense for the next two years is as follows:

(In thousands)
2012	$198
2013	148

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Goodwill and Other Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2009	24	10,120	2,832	12,976

2010 activity:
Goodwill impairment charge	—	—	(2,832)	(2,832)

Balance at December 31, 2010	$24	$10,120	$—	$10,144

2011 activity	—	—	—	—

Balance at December 31, 2011	$24	$10,120	$—	$10,144

(9) Premises and Equipment

        Components of premises and equipment at December 31, 2011 and 2010 were as follows:

(in thousands)	2011	2010
Land	$5,454	$5,454
Buildings	6,680	6,680
Furniture and equipment	19,960	16,700
Leasehold improvements	8,298	6,972

Total cost	40,392	35,806
Less accumulated depreciation and amortization	(21,090)	(19,089)

Premises and equipment, net	$19,302	$16,717

        Depreciation expense for the years ended December 31, 2011, 2010, and 2009, was $2.5 million, $1.9 million, and $1.9 million, respectively.

        The Company has entered into operating leases for office space over various terms. The leases generally have options to renew and are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Premises and Equipment (Continued)

        Minimum future rental payments under the no cancelable operating leases, as of December 31, 2011 were as follows:

Year ending December 31,	Amount
(In thousands)
2012	$5,074
2013	5,165
2014	4,274
2015	2,668
2016	2,489
Thereafter	8,923

$28,593

        The total rent expense was $5.5 million for each of the years ended December 31, 2011, 2010, and 2009, and is recorded in occupancy expense on the consolidated statements of income.

        The Company subleased excess office space to third parties. Future minimum lease payments under noncancelable subleasing arrangements as of December 31, 2011 were as follows:

Year ending December 31,	Amount
(In thousands)
2012	$81
2013	46
2014	47
2015	49
2016	50
Thereafter	83

$356

        The total rent income was $187,000, $374,000, and $482,000, in 2011, 2010, and 2009, respectively, and is recorded as a reduction of occupancy expense in the consolidated statements of income.

(10) Deposits

        Deposits consist of the following at December 31, 2011 and 2010:

(In thousands)	2011	2010
Non-interest bearing demand deposits	$263,752	$229,575
Interest bearing deposits:
Interest checking	136,374	135,395
Money market and statement savings	377,944	379,320
Certificates of deposit	997,190	659,435

Total interest-bearing deposits	1,511,508	1,174,150

Total deposits	$1,775,260	$1,403,725

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Deposits (Continued)

        Interest expense by deposit categories is as follows:

(In thousands)	2011	2010	2009
Interest checking	$255	$466	$1,207
Money market and statement savings	1,534	2,041	4,544
Certificates of deposit	11,771	13,054	17,947

Total interest expense	$13,560	$15,561	$23,698

        The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000 was $593.3 million and $368.9 million at December 31, 2011 and 2010, respectively.

        At December 31, 2011, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows:

Maturities:

(In thousands)	Fixed Term	No-Penalty	Total
Three months or less	$338,083	$8,632	$346,715
Over three months through six months	47,584	2,813	50,397
Over six months through twelve months	49,171	13,071	62,242
Over twelve months	113,905	20,052	133,957

	$548,743	$44,568	$593,311

        No-penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

        Brokered certificates of deposits at December 31, 2011 and 2010 were $452.0 and $88.4 million, respectively.

        At December 31, 2011, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
2012	$650,053
2013	123,925
2014	115,518
2015	68,961
2016	31,011
2017	7,722

$997,190

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Other Borrowed Funds

        At December 31, 2011 and 2010, other borrowed funds consisted of the following:

(In thousands)	2011	2010
Fixed rate FHLB advances	$295,000	$280,000
Federal funds purchased	95,000	—
Customer repurchase agreements	99,766	87,497
Payable to Statutory Trust I	20,619	20,619
Treasury, tax & loan note option	—	1,470

	$510,385	$389,586

        The Company had fixed rate advances from the FHLB totaling $295.0 million and $280.0 million at December 31, 2011 and 2010, respectively. These advances mature through 2018 and have interest rates ranging from 0.13% to 4.85%. Certain fixed rate FHLB advances have call options through 2013.

        The contractual maturities of the fixed rate advances for each of December 31, 2011 and 2010 were as follows:

(In thousands)

At December 31, 2011

Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
Fixed Rate Credit	0.13%	3 months	2012	$40,000
Fixed Rate Credit	0.86%	3 months	2012	15,000
ARC Fixed Rate Hybrid	0.38%	12 months	2012	15,000
ARC Fixed Rate Hybrid	1.17%	24 months	2012	10,000
ARC Fixed Rate Hybrid	3.25%	36 months	2014	10,000
ARC Fixed Rate Hybrid	3.21 - 3.50%	48 months	2015	40,000
ARC Fixed Rate Hybrid	3.45% - 3.54%	60 months	2016	15,000
Convertible	3.93 - 4.55%	120 months	2016	50,000
Convertible	3.10 - 4.85%	120 months	2017	80,000
Convertible	2.81% - 4.00%	120 months	2018	20,000

Total FHLB Advances	2.93%			$295,000

        As of December 31, 2011, two advances totaling $10.0 million have call options scheduled for 2013.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Other Borrowed Funds (Continued)

(In thousands)

At December 31, 2010

Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
ARC Fixed Rate Hybrid	1.17%	24 months	2012	$10,000
ARC Fixed Rate Hybrid	3.52%	48 months	2012	5,000
Convertible	4.24 - 4.52%	60 months	2011	15,000
Convertible	3.64 - 5.00%	60 months	2012	75,000
Convertible	2.57 - 3.19%	60 months	2013	20,000
Convertible	3.93 - 4.55%	120 months	2016	50,000
Convertible	3.10 - 4.85%	120 months	2017	80,000
Convertible	2.81% - 4.00%	120 months	2018	25,000

Total FHLB Advances	3.90%			$280,000

        The average balances of FHLB advances for the years ended December 31, 2011 and 2010 were $279.5 million and $280.0 million, respectively. The maximum amount outstanding at any month-end for the years ended December 31, 2011 and 2010 was $295.0 million and $280.0 million, respectively. Total interest expense on FHLB advances for the years ended December 31, 2011, 2010, and 2009 was $9.6 million, $11.2 million, and $11.3 million, respectively.

        Customer repurchase agreements generally mature within one to four days and are reflected in the consolidated statements of financial condition at the amount of cash received. The Company's deposit customers are the counterparties to these types of funding arrangements. The Company pledges investment securities to collateralize these borrowings. At December 31, 2011 and 2010, the Company had customer repurchase agreements of $99.8 million and $87.5 million, respectively. The weighted-average interest rate of these customer repurchase agreements was 0.24%, 0.25%, and 0.46% at December 31, 2011, 2010 and 2009, respectively. The average balances of customer repurchase agreements during 2011, 2010 and 2009 were $87.0 million, $80.0 million, and $71.5 million, respectively, and the maximum amount outstanding at any month-end during 2011, 2010, and 2009 was $106.7 million, $98.0 million and $90.1 million, respectively. Interest expense on customer repurchase agreements for 2011, 2010, and 2009, was $210,000, $196,000, and $326,000, respectively.

        At December 31, 2011, the Company had federal funds purchased of $95.0 million outstanding with a weighted average interest rate of 0.37%. The Company had no outstanding federal funds purchased at December 31, 2010 but did have federal funds purchased outstanding at certain times during 2010. Interest expense on federal funds purchased in 2011, 2010, and 2009, was $33,000, $45,000, and $9,000, respectively.

        The Company had a Treasury, Tax, & Loan ("TT&L") note option with the Federal Reserve prior to the Federal Reserve canceling this program at the end of 2011. At December 31, 2011 and 2010, the outstanding balance in the TT&L note option was $0 and $1.5 million, respectively. Interest expense related to the TT&L note option in 2011, 2010, and 2009, was $0, $0, and $1,000, respectively. The Company has a line of credit at the Federal Reserve discount window in the amount of $144.3 million at December 31, 2011, none of which was drawn as of that date. There was no interest expense related to the discount window in 2011, 2010, and 2009.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Other Borrowed Funds (Continued)

        In July 2004, the Company formed a wholly-owned subsidiary, Cardinal Statutory Trust I (the "Trust"), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. At December 31, 2011, the interest rate on trust preferred securities was 2.95%. These securities are redeemable at par beginning September 2009. The Company has guaranteed payment of these securities. The $20.6 million payable by the Company to the Trust is included in other borrowed funds. The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity. The additional $619,000 that is payable by the Company to the Trust represents the Company's unfunded capital investment in the Trust. The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank. Interest expense on the trust preferred securities in 2011, 2010, and 2009, was $816,000, $821,000, and $888,000, respectively.

        During 2011, the Company extinguished $55.0 million in FHLB advances which had an average cost of 2.87%, or $1.6 million annually. As part of the prepayment arrangement with the FHLB, the Company paid a one-time penalty of $2.3 million related to these advances. The Company replaced these advances with lower-cost longer-term funding from the FHLB. This expense is reported in the non-interest expense section of the Company's consolidated statements of income and no such expense occurred during 2010 or 2009.

        The scheduled maturities of other borrowed funds at December 31, 2011 were as follows:

(In thousands)	2012	2013	2014	2015	2016	2017 and Thereafter
FHLB advances	$80,000	$—	$10,000	$40,000	$65,000	$100,000
Customer repurchase agreements	99,766	—	—	—	—	—
Federal funds sold	95,000	—	—	—	—	—
Payable to Statutory Trust I	—	—	—	—	—	20,619

	$274,766	$—	$10,000	$40,000	$65,000	$120,619

(12) Income Taxes

        The Company and its subsidiaries file consolidated federal tax returns on a calendar-year basis. For the years ended December 31, 2011, 2010 and 2009, the Company recorded income tax expense of $14.1 million, $8.0 million and $4.4 million, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        The provision for income tax expense is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes as follows:

(In thousands)	2011	2010	2009
Income tax at federal corporate rate of 35% for 2011 and 2010, and 34.5% for 2009	$14,742	$9,262	$5,076
Change in valuation allowance	—	(31)	58
Change in the carrying rate of deferred tax assets and liabilities	1	(168)	(142)
Expected state tax benefit of losses of nonbank entities	—	31	(58)
State tax expense, net of federal tax benefit	263	166	69
Nontaxable income	(1,152)	(1,053)	(741)
Nondeductible expenses	27	61	98
Other	241	(247)	28

	$14,122	$8,021	$4,388

        The components of income tax expense are as follows:

(In thousands)	2011	2010	2009
Included in net income
Current
Federal	$12,675	$11,366	$3,732
State	361	325	78

Total current	13,036	11,691	3,810

Deferred
Federal	1,057	(3,578)	564
State	29	(92)	14

Total deferred	1,086	(3,670)	578

Total included in net income	$14,122	$8,021	$4,388

Included in shareholders' equity:
Deferred tax expense related to the change in the net unrealized gain on investment securities available for sale	$4,468	$1,125	$1,580
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(572)	(454)	169

Total included in shareholders' equity	$3,896	$671	$1,749

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

(In thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$9,469	$8,739
Net operating state loss carryforwards	1,587	1,587
Unrealized losses on derivative instruments designated as cash flow hedges	1,081	509
Deferred compensation	3,542	3,270
Depreciation	469	866
Other	1,523	1,865

Total gross deferred tax assets	17,671	16,836
Less valuation allowance	(1,587)	(1,587)

Net deferred tax assets	16,084	15,249

Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale	(7,414)	(2,946)
Goodwill and intangibles, net	(373)	(74)
Fair value adjustments	(3,172)	(1,024)
Prepaid expenses	(9)	(101)
Loan origination costs	(384)	(414)

Total gross deferred tax liabilities	(11,352)	(4,559)

Net deferred tax asset	$4,732	$10,690

        Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance. Valuation allowances of $1.6 million for each of December 31, 2011 and 2010 have been established for deferred tax assets. This valuation allowance relates primarily to the state net operating losses of the parent company, CWS and Wilson/Bennett as realization is dependent upon generating future taxable income within those entities and in the specific jurisdiction. There is uncertainty concerning the recoverability of these state net operating losses as the entities which own these losses have never operated profitably and future profitability is uncertain. Management believes that future operations of the Company will generate sufficient taxable income to realize the net deferred tax assets at each of December 31, 2011 and 2010.

        As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits. The Company had no interest expense or tax penalties related to uncertain tax positions during the years ended December 31, 2011 and 2010. If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Derivative Instruments and Hedging Activities

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

        At December 31, 2011 and 2010, accumulated other comprehensive income included an unrealized loss, net of tax, of $1.0 million and $650,000, respectively, related to forward loan sale contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at December 31, 2011 which is related to the Company's cash flow hedges will be recognized in earnings during the first quarter of 2012. At December 31, 2011, the Company recognized minimal amounts due to hedge ineffectiveness.

        At December 31, 2011, the Company had $210.5 million in residential mortgage rate lock commitments and associated forward sales and $465.6 million in forward loan sales associated with $529.5 million of loans that had closed and were presented as held for sale. At December 31, 2011, the derivative asset was $11.6 million and the derivative liability was $5.4 million.

        At December 31, 2010, the Company had $87.8 million in residential mortgage rate lock commitments and associated forward sales and had $182.0 million in forward loan sales associated with $206.0 million of loans that had closed and were presented as held for sale. At December 31, 2010, the derivative asset was $4.7 million and the derivative liability was $2.8 million.

Interest Rate Risk Management—Cash Flow Hedging Instruments

        The Company uses long-term variable rate debt as a source of funds for use in the Company's lending and investment activities and other general business purposes. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. The Company believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a portion of its variable-rate interest payments. To meet this objective, the Company entered into interest rate swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments during the contract period.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Derivative Instruments and Hedging Activities (Continued)

        At December 31, 2011 and 2010, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt (trust preferred securities which is included in other borrowed funds on the statement of condition) is as follows:

(Dollars in thousands)	2011	2010
Notional amount	$10,000	$10,000
Weighted average pay rate	3.97%	3.97%
Weighted average receive rate	1.54%	1.54%
Weighted average maturity in years	2 years	3 years
Unrealized gain (loss) relating to interest rate swaps	$77	$(187)

        These agreements provided for the Company to receive payments at a variable rate determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At December 31, 2011, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. The cash flow hedging relationships were highly effective during 2011 and the amount of ineffectiveness was de minimus.

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

        At December 31, 2011 and 2010, the information pertaining to the single outstanding interest rate swap agreement used to hedge fixed-rate loans is as follows:

(Dollars in thousands)	2011	2010
Notional amount	$11,396	$11,603
Weighted average pay rate	5.42%	5.42%
Weighted average receive rate	0.23%	0.28%
Weighted average maturity in years	2 years	3 years
Unrealized loss relating to interest rate swaps	$1,000	$1,402

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Derivative Instruments and Hedging Activities (Continued)

        The agreement provides for the Company to make payments at a variable rate determined by a specified index (one month LIBOR) in exchange for receiving payments at a fixed rate.

        At December 31, 2011 and 2010, the unrealized loss relating to use of interest rate swap was recorded in net income with an offsetting gain for the fair value of the loan. The fair value of the loan is included in loans receivable on the statement of condition. The hedge relationship has been effective since inception and is forecasted to remain effective. Ineffectiveness reflected in earnings is immaterial for the periods presented.

(14) Fair Value of Derivative Instruments and Hedging Activities

        The following tables disclose the derivative instruments' location on the Company's statement of condition and the fair value of those instruments at December 31, 2011 and 2010. In addition, the gains and losses related to these derivative instruments is provided for the years ended December 31, 2011 and 2010.

Derivative Instruments and Hedging Activities
At December 31, 2011
(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,325
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,938	Accrued Interest Payable and Other Liabilities	4,578

Total Derivatives Designated as Hedging Instruments		1,938		5,903

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	8,906	Accrued Interest Payable and Other Liabilities	783
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	783	Accrued Interest Payable and Other Liabilities	3

Total Derivatives Not Designated as Hedging Instruments		9,689		786

Total Derivatives		$11,627		$6,689

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Derivative Instruments and Hedging Activities
At December 31, 2010
(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,837
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,465	Accrued Interest Payable and Other Liabilities	2,441

Total Derivatives Designated as Hedging Instruments		1,465		4,278

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,951	Accrued Interest Payable and Other Liabilities	264
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	264	Accrued Interest Payable and Other Liabilities	77

Total Derivatives Not Designated as Hedging Instruments		3,215		341

Total Derivatives		$4,680		$4,619

Impact of Derivative Instruments on the Statement of Income
For the Year Ended December 31, 2011
(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
Interest Rate Swaps	Other Income	$401	Other Income	$(401)

Total		$401		$(401)

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$77	Other Income	$—	Other Income	$—
Forward Loan Sales Commitments	(1,037)	Other Income	2,610	Other Income	—

Total	$(960)		$2,610		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitment	$31,329	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(529)	Other Income
Rate Lock Commitments	529	Other Income

Total	$31,329

Impact of Derivative Instruments on the Statement of Income
For the Year Ended December 31, 2010
(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
Interest Rate Swaps	Other Income	$118	Other Income	$(118)

Total		$118		$(118)

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(187)	Other Income	$—	Other Income	$—
Forward Loan Sales Commitments	(650)	Other Income	548	Other Income	1

Total	$(837)		$548		$1

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitment	$16,813	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	600	Other Income
Rate Lock Commitments	(600)	Other Income

Total	$16,813

(15) Regulatory Matters

        The Bank, as a state-chartered bank, is subject to the dividend restrictions established by the State Corporation Commission of the Commonwealth of Virginia. Under such restrictions, the Bank may not, without the prior approval of the Bank's primary regulator, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 2011, there were approximately $99.2 million of accumulated earnings at the Bank which could be paid as dividends to the Company.

        The Bank is required to maintain a minimum non-interest earning clearing balance with the Federal Reserve Bank. The average amount of the clearing balance was $1.0 million for 2011.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Regulatory Matters (Continued)

        The regulatory capital of the Company at December 31, 2011 and 2010 is as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2011
(In thousands)
Total capital to risk weighted assets	$278,385	12.49%	$178,364	≥	8.00%	$222,955	≥	10.00%
Tier I capital to risk weighted assets	251,811	11.29	89,182	≥	4.00	133,733	≥	6.00
Tier I capital to average assets	251,811	10.14	99,319	≥	4.00	124,149	≥	5.00
At December 31, 2010
(In thousands)
Total capital to risk weighted assets	$248,294	14.06%	$141,284	≥	8.00%	$176,606	≥	10.00%
Tier I capital to risk weighted assets	223,789	12.67	70,642	≥	4.00	105,963	≥	6.00
Tier I capital to average assets	223,789	10.82	82,753	≥	4.00	103,441	≥	5.00

        The regulatory capital of the Bank at December 31, 2011 and 2010 is as follows:

	Actual		For Capital Adequacy Purposes			Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2011
(In thousands)
Total capital to risk-weighted assets	$265,668	11.98%	$177,479	≥	8.00%	$221,849	≥	10.00%
Tier I capital to risk-weighted assets	239,093	10.78	88,740	≥	4.00	133,110	≥	6.00
Tier I capital to average assets	239,093	9.68	98,783	≥	4.00	123,479	≥	5.00
At December 31, 2010
(In thousands)
Total capital to risk-weighted assets	$232,274	13.25%	$140,262	≥	8.00%	$175,328	≥	10.00%
Tier I capital to risk-weighted assets	207,768	11.85	70,131	≥	4.00	105,197	≥	6.00
Tier I capital to average assets	207,768	10.09	82,283	≥	4.00	102,979	≥	5.00

        At December 31, 2011 and 2010, the Company and the Bank met all regulatory capital requirements and are considered "well-capitalized" from a regulatory perspective.

        George Mason and Cardinal First are also required to maintain defined capital levels under Department of Housing and Urban Development guidelines. At December 31, 2011 and 2010, George Mason and Cardinal First maintained capital in excess of these required guidelines.

        The Company was informed by letter July 1, 2011 that the U.S. Department of Justice (the "DOJ") might initiate the filing of a complaint against the Cardinal Bank and George Mason Mortgage, LLC alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act. The Company believes that its lending practices have complied with these laws. The Company

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Regulatory Matters (Continued)

continues to cooperate fully with the DOJ and its investigation and believes it has provided all relevant information necessary to resolve these issues. It is too early to assess whether the resolution of this matter will have a material adverse effect on the Company.

(16) Related-Party Transactions

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

        Analysis of activity for loans to related parties follows:

(In thousands)	2011	2010
Balance, beginning of year	$36,622	$45,403
New loans	7,806	708
Loans paid off or paid down	(9,440)	(9,489)

Balance, end of year	$34,988	$36,622

        George Mason leases its headquarters office space from a director of the Company who is the manager and a 3.1% owner of the limited liability company that owns the building in which the space is leased. The lease was renewed during 2011 and expires June 2014. The rent that George Mason pays for the use of this space under the existing lease ranges from $733,000 to $995,000 annually over the next three years. Rent payments totaled $738,000 in 2011, $1.0 million in 2010, and $1.3 million in 2009. During 2010, the Company leased branch office space from a director who has an indirect ownership in the building. Certain of his immediate family members own a minority interest in the limited liability company that owns the building. The rent the Bank pays for the use of this space under the existing lease is $29,000 to $32,000 annually for the next five years. Rent payments totaled $7,200 in 2011.

(17) Earnings Per Common Share

        The following is the calculation of basic and diluted earnings per common share.

(In thousands, except per share data)	2011	2010	2009
Net income	$27,998	$18,442	$10,325
Weighted average shares for basic	29,401	29,123	27,186
Weighted average shares for diluted	29,784	29,608	27,674
Basic earnings per common share	$0.95	$0.63	$0.38

Diluted earnings per common share	$0.94	$0.62	$0.37

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Earnings Per Common Share (Continued)

        The following shows the composition of basic outstanding shares for the years ended December 31, 2011, 2010, and 2009:

(in thousands)	2011	2010	2009
Weighted average shares outstanding—basic	28,938	28,746	26,881
Weighted average shares attributable to deferred compensation plans	463	377	305

Total weighted average shares—basic	29,401	29,123	27,186

        Weighted average shares for the basic earnings per share calculation is increased by the number of shares required to be issued under the Company's various deferred compensation plans. These plans provide for a Company match. The Company match must be in common stock of the Company.

        The following shows the composition of diluted outstanding shares for the years ended December 31, 2011, 2010, and 2009:

(in thousands)	2011	2010	2009
Weighted average shares outstanding—basic	28,938	28,746	26,881
Weighted average shares attributable to deferred compensation plans	694	628	663
Weighted average shares attributable to vested stock options	152	234	130

Total weighted average shares—diluted	29,784	29,608	27,674

        During 2009, the Company issued 4,378,302 shares of its common stock for net proceeds of $31.6 million.

        Employees and directors who participate in the Company's deferred compensation plans can allocate, at their discretion, their contributions to various investment options, including an option to invest in Company Common Stock. The incremental weighted average shares attributable to the deferred compensation plans included in diluted outstanding shares assumes the participants opt to invest all of their contributions into the Company's Common Stock investment option.

        Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the years ended December 31, 2011, 2010, and 2009, were 19,412, 50,976, and 289,894. These stock options have exercise prices that were greater than the average market price of the Company's common stock for the years presented. In addition, for December 31, 2011, 2010, and 2009, there are no incremental shares related to unvested stock options because the addition of these shares to the diluted weighted average share calculation would be antidilutive.

(18) 401(k) Plan

        Employees who work twenty (20) hours or more a week and have been employed by the Company for a month can elect to participate in and make contributions into a 401(k) Plan. The Company contributes $0.50 for $1.00 of employee contributions up to a maximum of 3% of the employee's

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) 401(k) Plan (Continued)

contribution. Expense related to the Company's match in 2011, 2010, and 2009, was $682,000, $590,000, and $511,000, respectively. Employees are immediately vested in the Company's matching contribution.

(19) Deferred Compensation Plans

        The Company has deferred compensation plans for its directors and certain employees. Under the directors' plan, a director may elect to defer all or a portion of any director-related fees including fees for serving on board committees. Under the employees' plan, certain employees may defer all or a portion of their compensation including any bonus or commission compensation. Director and employee deferrals, other than employees of George Mason, are matched 50% by the Company. Deferrals made by employees of George Mason are not eligible for the Company match. The amount of the Company match is deemed invested in Company common stock which vests immediately for the directors and over three years for employees. The maximum Company match per employee is $50,000 per year. There is no annual ceiling to the Company match for directors. Expense relating to the deferred compensation plans for the years ended December 31, 2011, 2010, and 2009 was $253,000, $486,000, and $206,000, the employee portion of which is included in salary and benefits expense and the directors portion of the expense is included in other operating expense in the consolidated statements of income.

        The deferred compensation plan liability at December 31, 2011 and 2010 was $5.7 million and $5.2 million, respectively. The trust established for the deferred compensation plan is funded as of December 31, 2009. During 2009, the company issued 287,000 shares of common stock to fund the Company's obligation to its participants that had elected the Cardinal Common Stock investment option in the various nonqualified deferred compensation plans. These shares were issued at $5.45 per share which resulted in an increase of $1.6 million to shareholders' equity.

(20) Director and Employee Stock-Based Compensation Plans

        At December 31, 2011, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the "Option Plan") and the 2002 Equity Compensation Plan (the "Equity Plan").

        In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company's common stock to employees and members of the Company's and its subsidiaries' boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

        In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or performance share awards to directors, eligible officers and key employees of the Company. In 2011, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 2,420,000 to 3,170,000, an increase of 750,000 shares. In addition, the amendment extended the term of the Equity Plan to February 21, 2021. There are 1,014,568 shares of the Company's common stock available for future grants and awards in the Equity Plan as of December 31, 2011.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Director and Employee Stock-Based Compensation Plans (Continued)

        The following tables present a summary of the Company's stock option activity for the years ended December 31, 2011, 2010, and 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2010	2,197,289	$8.67
Granted	153,100	11.20
Exercised	(428,779)	6.13
Forfeited	(88,750)	10.77

Outstanding at December 31, 2011	1,832,860	$9.38	4.19	$2,493,627

Options exercisable at December 31, 2011	1,659,160	$9.38	3.74	$2,250,771

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2009	2,139,433	$8.43
Granted	150,000	10.44
Exercised	(52,010)	3.92
Forfeited	(33,710)	9.41
Expired	(6,424)	4.39

Outstanding at December 31, 2010	2,197,289	$8.67	4.37	$6,495,672

Options exercisable at December 31, 2010	1,985,789	$8.36	4.23	$5,928,056

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	2,364,733	$8.70
Granted	139,650	6.60
Exercised	(38,777)	4.42
Forfeited	(317,400)	10.17
Expired	(8,773)	6.38

Outstanding at December 31, 2009	2,139,433	$8.43	4.94	$656,450

Options exercisable at December 31, 2009	1,945,733	$8.40	4.64	$663,345

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Director and Employee Stock-Based Compensation Plans (Continued)

        Information pertaining to stock options outstanding at December 31, 2011 is as follows:

At December 31, 2011

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.25 - $4.12	14,500	0.3 years	$3.65	14,500	$3.65
$4.60 - $5.25	140,511	1.2 years	4.84	140,511	4.84
$5.95 - $8.28	356,739	3.9 years	7.64	303,239	7.90
$8.39 - $9.59	381,926	3.5 years	8.90	374,926	8.90
$9.78 - $10.91	471,000	4.0 years	10.53	416,500	10.60
$11.03 - $12.65	468,184	6.2 years	11.48	409,484	11.45

Outstanding at year end	1,832,860	4.19	9.38	1,659,160	9.38

        Total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009, was $2.0 million, $406,000, and $168,000, respectively.

        A summary of the status of the Company's non-vested stock options and changes during the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2008	166,600	$5.62
Granted	139,650	2.92
Vested	(82,500)	4.95
Forfeited	(30,050)	5.34

Balance at December 31, 2009	193,700	$4.00

Granted	150,000	4.64
Vested	(118,250)	4.97
Forfeited	(13,950)	3.78

Balance at December 31, 2010	211,500	$3.93

Granted	153,100	4.84
Vested	(144,750)	4.71
Forfeited	(46,150)	4.47

Balance at December 31, 2011	173,700	$3.94

        At December 31, 2011, there was $624,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted average period of 3.6 years. The total fair value of shares that vested during the years ended December 31, 2011, 2010, and 2009, was $681,000, $588,000, and $295,000, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Segment Reporting

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

        Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the years ended December 31, 2011, 2010, and 2009 follows:

(In thousands)
 At and for the Year Ended December 31, 2011:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$77,456	$2,522	$—	$(816)	$—	$79,162
Provision for loan losses	6,910	—	—	—	—	6,910
Non-interest income	6,116	25,592	2,552	161	(88)	34,333
Non-interest expense	42,202	16,032	2,610	3,709	(88)	64,465
Provision for income taxes	11,397	4,291	(29)	(1,537)	—	14,122

Net income (loss)	$23,063	$7,791	$(29)	$(2,827)	$—	$27,998

Total Assets	$2,549,326	$531,403	$590	$278,820	$(757,423)	$2,602,716

At and for the Year Ended December 31, 2010:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$67,480	$2,385	$—	$(820)	$—	$69,045
Provision for loan losses	10,502	—	—	—	—	10,502
Non-interest income	3,975	19,203	4,102	205	(96)	27,389
Non-interest expense	37,226	11,103	6,798	4,438	(96)	59,469
Provision for income taxes	7,432	3,640	(942)	(2,109)	—	8,021

Net income (loss)	$16,295	$6,845	$(1,754)	$(2,944)	$—	$18,442

Total Assets	$2,051,529	$220,946	$592	$251,100	$(452,149)	$2,072,018

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Segment Reporting (Continued)

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

(22) Financial Instruments with Off Balance Sheet Risk

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

        The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company evaluates each customer's creditworthiness on a case-by-case basis and requires collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based upon management's evaluation of the counterparty. Collateral held varies but may include deposits held by the Company, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22) Financial Instruments with Off Balance Sheet Risk (Continued)

guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 2011 are collateralized.

        Commitments to extend credit of $210.5 million as of December 31, 2011 are related to George Mason's mortgage loan funding commitments and are of a short term nature. Commitments to extend credit of $638.9 million primarily have floating rates as of December 31, 2011. It is uncertain as to the amount, if any, that the Company will be required to fund on these commitments as many such arrangements expire with no amount drawn.

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

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2011 and 2010 is as follows:

(In thousands)	2011	2010
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$849,402	$526,636
Standby letters of credit	30,848	22,279

        The fair value of the liability associated with standby letters of credit and commitments to extend credit at December 31, 2011 and 2010 was $415,000 and $295,000, respectively.

        George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals were not acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. During the past two years, the Company has taken steps to limit its exposure to such loan repurchases through agreements entered into with various investors. During 2011 and 2010, the Company experienced favorable results in resolving various investor claims and has reduced its reserve related to such claims. Given the steps that have been taken to limit the exposure coupled with the passage of time and the expiration of the statute of limitations for loans originated in certain prior years, the Company's current expectation is that future putback claims will be limited in number. The Company evaluates the individual merits of each claim, and recognizes an expense when settlement is deemed probable and the amount of such a settlement is estimable.

        During 2011 and 2010, George Mason either repurchased from or settled with investors on such loans for a total of $558,000 and $1.0 million, respectively. This reserve had a balance of $0 for both of the years ended December 31, 2011 and 2010. The expense (benefit) related to this reserve for the

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22) Financial Instruments with Off Balance Sheet Risk (Continued)

years ended December 31, 2011, 2010, and 2009, was $670,000, ($686,000), and $2.6 million, respectively.

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

(23) Fair Value Measurements

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

(23) Fair Value Measurements (Continued)

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

        There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the years ended December 31, 2011 and 2010. Transfers between levels are recognized at the end of each reporting period. The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Fair Value Measurements (Continued)

        Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 are shown below:

At December 31, 2011 (In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,181	$5,181	$—	$—
U.S. government-sponsored agencies	40,100		40,100	—
Mortgage-backed securities	167,094	—	167,094	—
Municipal securities	83,185	—	83,185	—
Total investment securities available-for-sale	295,560	5,181	290,379	—
Investment securities—trading	2,065	—	2,065	—
Loan receivable designated in fair value hedge	12,396	—	12,396	—
Bank-owned life insurance	35,154	—	35,154	—
Derivative liability—interest rate swaps	1,325	—	1,325	—
Derivative asset—rate lock and forward loan sales commitments	10,844	—	10,844	—
Derivative asset—interest rate lock commitments	783	—	783	—
Derivative liability—rate lock and forward loan sales commitments	5,361	—	5,361	—
Derivative liability—interest rate lock commitments	3	—	3	—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Fair Value Measurements (Continued)

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

Nonrecurring Fair Value Measurements

        Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above. These assets include the valuation of the Company's pooled trust preferred securities held in its held-to-maturity investment securities portfolio, loans receivable—evaluated for impairment and other real estate owned.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Fair Value Measurements (Continued)

At December 31, 2011 (In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$4,532	$—	$—	$4,532
Loans receivable—evaluated for impairment	21,442	—	8,158	13,284
Other real estate owned	3,046	—		3,046

At December 31, 2010 (In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
George Mason—Reporting Unit	$27,490	$—	$—	$27,490
Pooled trust preferred securities	3,197	—	—	3,197
Loans receivable—evaluated for impairment	31,355	—	12,942	18,413
Other real estate owned	1,250	—	1,250	—

        The Company's held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.8 million of par value at December 31, 2011. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. The Company owns the A-3 tranches in each issuance. Observable trading activity remains limited for these types of securities. The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired. The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Fair Value Measurements (Continued)

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

        Loans receivable—evaluated for impairment that are designated at fair value using Level 3 inputs on a nonrecurring basis total $13.3 million at December 31, 2011. The total amount for each period presented represents the entire population of loans receivable—evaluated for impairment, and of this amount, $13.3 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence. In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated. This is considered a level 3 valuation. The value of business equipment is based upon the net book value on the applicable business's financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. At December 31, 2011 the Company's Level 3 loans consisted of five relationships, secured primarily by commercial real estate of $10.0 million with a valuation allowance of $2.8 million; one relationship, secured by accounts receivable, inventory, equipment and commercial real estate of $2.8 million which did not have a valuation allowance; and one relationship, primarily secured by residential real estate of $559,000 which did not have a valuation allowance.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Fair Value Measurements (Continued)

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Fair Value Measurements (Continued)

        The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at December 31, 2011 and 2010:

	December 31, 2011
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$37,139	$37,139
Investment securities available-for-sale	295,560	320,998
Investment securities held-to-maturity and other investments	22,235	22,554
Loans held for sale	529,500	529,500
Loans receivable, net	1,605,723	1,637,559
Accrued interest receivable	7,046	7,046
Financial liabilities:
Demand deposits	$263,752	$263,752
Interest checking	136,374	136,374
Money market and statement savings	377,944	377,944
Certificates of deposit	997,190	1,009,719
Other borrowed funds	510,385	536,904
Accrued interest payable	1,402	1,402

	December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$25,868	$25,868
Investment securities held-to-maturity and other investments	30,344	30,999
Loans held for sale	206,047	206,047
Loans receivable, net	1,360,813	1,384,836
Accrued interest receivable	6,699	6,699
Financial liabilities:
Demand deposits	$229,575	$229,575
Interest checking	135,395	135,395
Money market and statement savings	379,320	379,320
Certificates of deposit	659,435	668,247
Other borrowed funds	389,586	416,396
Accrued interest payable	1,415	1,415

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Parent Company Only Financial Statements

        The Cardinal Financial Corporation (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION

December 31, 2011 and 2010

(In thousands)

	2011	2010
Assets
Cash and cash equivalents	$6,639	$14,522
Investment securities—Trading	2,065	2,107
Other investments	113	113
Investment in subsidiaries	265,643	227,685
Premises and equipment, net	713	757
Goodwill	24	24
Other assets	3,623	5,892

Total assets	$278,820	$251,100

Liabilities and Shareholders' Equity
Debt to Cardinal Statutory Trust I	$20,619	$20,619
Other liabilities	384	7,579

Total liabilities	21,003	28,198
Total shareholders' equity	$257,817	$222,902

Total liabilities and shareholders' equity	$278,820	$251,100

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009
Income:
Net interest expense	$(816)	$(820)	$(888)
Net realized and unrealized trading losses	144	187	(425)
Other income	17	18	12

Total income (loss)	(655)	(615)	(1,301)
Expense—general and administrative	3,709	4,438	2,471

Net loss before income taxes and equity in undistributed earnings of subsidiaries	(4,364)	(5,053)	(3,772)

Income tax benefit	(1,537)	(2,109)	(1,424)
Equity in undistributed earnings of subsidiaries	30,825	21,386	12,673

Net income	$27,998	$18,442	$10,325

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$27,998	$18,442	$10,325
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(30,825)	(21,386)	(12,673)
Depreciation	44	45	76
Proceeds from sale of investment securities—trading	743	(1,181)	2,631
Purchase of investment securities—trading	(1,182)	140	(6,780)
Realized loss on sale of investment securities—trading	—	—	619
Unreliazed gain on investment securities—trading	(144)	(187)	(194)
Impairment of goodwill and other intangible assets	—	110	—
Increase (decrease) in other assets and liabilities	(3,670)	1,045	5,709

Net cash used in operating activities	(7,036)	(2,972)	(287)

Cash flows from investing activities:
Capital investments in subsidiaries	—	—	(20,000)

Net cash used in investing activities	—	—	(20,000)

Cash flows from financing activities:
Proceeds from public stock offerings	—	—	31,611
Shares issued to employee benefits plan	—	—	1,565
Dividends on common stock	(3,474)	(2,299)	(1,057)
Stock options exercised	2,627	204	178

Net cash provided by (used in) financing activities	(847)	(2,095)	32,297

Net increase (decrease) in cash and cash equivalents	(7,883)	(5,067)	12,010
Cash and cash equivalents at beginning of year	14,522	19,589	7,579

Cash and cash equivalents at end of year	$6,639	$14,522	$19,589

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(25) Other Operating Expenses

        The following shows the composition of other operating expenses for the years ended December 31, 2011, 2010, and 2009:

(In thousands)	2011	2010	2009
Stationary and supplies	$1,183	$1,084	$936
Advertising and marketing	3,199	2,310	2,084
Other taxes	284	400	419
Travel and entertainment	632	528	353
Premises and equipment	2,669	2,149	2,156
Business memberships	328	399	438
Employment services	172	310	156
Board of directors expenses	575	458	247
Loan expense	463	482	748
Miscellaneous	2,106	1,540	1,411

Total other operating expense	$11,611	$9,660	$8,948

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment, management believes that as of December 31, 2011, the Company's internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control—Integrated Framework.

        Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal controls over financial reporting which appears in Item 8.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Election of Directors" section and under the headings "Executive Officers," "The Committees of the Board of Directors," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.    Executive Compensation

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Executive Compensation" section and under the heading "Director Compensation" in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Security Ownership of Certain Beneficial Owners and Management.    Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

        Equity Compensation Plan Information.    The following table sets forth information as of December 31, 2011, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Plan Category
Equity Compensation Plans Approved by Shareholders
1999 Stock Plan	57,400	$6.51	—
2002 Equity Compensation Plan	1,775,460	$9.47	1,014,568
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—
Total	1,832,860	$9.38	1,014,568

(1)
Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)
The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Certain Relationships and Related Transactions" and "Independence of the Directors" in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Fees of Independent Public Accountants" and "Audit Committee Pre-Approval Policies and Procedures," in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

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
3.5	Amendment to Bylaws of Cardinal Financial Corporation, effective March 2, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 6, 2012).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1
Employment Agreement, dated as of November 1, 2010, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2010).*
10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).*
10.3	Addendum to Executive Employment Agreement for Christopher W. Bergstrom, dated August 17, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 23, 2011).*
10.4	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).*
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
10.11
Supplemental Executive Retirement Plan, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.12
Executive Employment Agreement, dated March 17, 2010, between Cardinal Financial Corporation and Alice P. Frazier (incorporated by reference to exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2010).*
10.13	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2007).*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

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

CARDINAL FINANCIAL CORPORATION
March 15, 2012	By:	/s/ BERNARD H. CLINEBURG
		Name:	Bernard H. Clineburg
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2012.

Signatures	Titles

/s/ BERNARD H. CLINEBURG Name: Bernard H. Clineburg	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ MARK A. WENDEL Name: Mark A. Wendel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JENNIFER L. DEACON Name: Jennifer L. Deacon	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ B.G. BECK Name: B. G. Beck	Director
/s/ WILLIAM G. BUCK Name: William G. Buck	Director
/s/ SIDNEY O. DEWBERRY Name: Sidney O. Dewberry	Director
/s/ MICHAEL A. GARCIA Name: Michael A. Garcia	Director

Signatures	Titles

/s/ J. HAMILTON LAMBERT Name: J. Hamilton Lambert	Director
/s/ ALAN G. MERTEN Name: Alan G. Merten	Director
/s/ WILLIAM E. PETERSON Name: William E. Peterson	Director
Name: James D. Russo	Director
/s/ GEORGE P. SHAFRAN Name: George P. Shafran	Director
/s/ ALICE M. STARR Name: Alice M. Starr	Director
/s/ STEVEN M. WILTSE Name: Steven M. Wiltse	Director

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the "Form SB-2")).
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
3.5	Amendment to Bylaws of Cardinal Financial Corporation, effective March 2, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 6, 2012).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1
Employment Agreement, dated as of November 1, 2010, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2010).*
10.2	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).*
10.3	Addendum to Executive Employment Agreement for Christopher W. Bergstrom, dated August 17, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 23, 2011).*
10.4	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).*
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
10.11
Supplemental Executive Retirement Plan, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.12
Executive Employment Agreement, dated March 17, 2010, between Cardinal Financial Corporation and Alice P. Frazier (incorporated by reference to exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2010).*
10.13	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2007).*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*
Management contracts and compensatory plans and arrangements.