Form 10-Q
period 2012-03-31
CARDINAL FINANCIAL CORP
filed 2012-05-08
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

29,223,828 shares of common stock, par value $1.00 per share,

outstanding as of May 3, 2012

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2012 and December 31, 2011

(In thousands, except share data)

			March 31,	December 31,
			2012	2011
			(Unaudited)
Assets
Cash and due from banks			$17,055	$16,745
Federal funds sold			32,964	20,394
Total cash and cash equivalents			50,019	37,139
Investment securities available-for-sale			284,198	295,560
Investment securities held-to-maturity (market value of $9,603 and $9,966 at March 31, 2012 and December 31, 2011, respectively)			12,561	12,918
Investment securities-trading			2,725	2,065
Total investment securities			299,484	310,543
Other investments			17,910	17,120
Loans held for sale			501,215	529,500
Loans receivable, net of deferred fees and costs			1,660,271	1,631,882
Allowance for loan losses			(25,223)	(26,159)
Loans receivable, net			1,635,048	1,605,723
Premises and equipment, net			18,190	19,302
Deferred tax asset, net			4,160	4,732
Goodwill and intangibles, net			10,441	10,490
Bank-owned life insurance			35,326	35,154
Prepaid FDIC insurance premiums			3,061	3,350
Other real estate owned			2,500	3,046
Accrued interest receivable and other assets			31,312	26,617
Total assets			$2,608,666	$2,602,716
Liabilities and Shareholders’ Equity
Non-interest bearing deposits			$303,685	$263,752
Interest bearing deposits			1,557,862	1,511,508
Total deposits			1,861,547	1,775,260
Other borrowed funds			408,439	510,385
Mortgage funding checks			37,425	25,989
Escrow liabilities			6,298	4,095
Accrued interest payable and other liabilities			29,299	29,170
Total liabilities			2,343,008	2,344,899
Common stock, $1 par value	2012	2011
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	29,203,528	29,198,628	29,204	29,199

Additional paid-in capital			163,788	163,730
Retained earnings			60,149	53,372
Accumulated other comprehensive income, net			12,517	11,516
Total shareholders’ equity			265,658	257,817
Total liabilities and shareholders’ equity			$2,608,666	$2,602,716

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2012 and 2011

(In thousands, except per share data)

(Unaudited)

	2012	2011
Interest income:
Loans receivable	$20,699	$18,819
Loans held for sale	4,038	1,301
Federal funds sold	21	46
Investment securities available-for-sale	2,779	3,433
Investment securities held-to-maturity	84	155
Other investments	49	31
Total interest income	27,670	23,785
Interest expense:
Deposits	3,559	3,416
Other borrowed funds	2,373	2,708
Total interest expense	5,932	6,124
Net interest income	21,738	17,661
Provision for loan losses	1,898	1,110
Net interest income after provision for loan losses	19,840	16,551
Non-interest income:
Service charges on deposit accounts	445	413
Loan fees	376	213
Title insurance & other related income	466	243
Investment fee income	613	548
Realized and unrealized gains on mortgage banking activities	6,881	3,091
Net realized gain on investment securities available-for-sale	—	403
Net realized gain on investment securities-trading	187	48
Management fee income	1,009	299
Increase in cash surrender value of bank-owned life insurance	172	180
Loss on sale of real estate	(473)	—
Other income	6	8
Total non-interest income	9,682	5,446
Non-interest expense:
Salary and benefits	9,512	6,653
Occupancy	1,709	1,473
Professional fees	739	532
Depreciation	602	457
Data processing & communications	1,167	919
FDIC insurance premiums	327	634
Mortgage loan repurchases and settlements	115	100
Loss on extinguishment of debt	—	450
Amortization of intangibles	49	49
Other operating expenses	3,861	2,873
Total non-interest expense	18,081	14,140
Income before income taxes	11,441	7,857
Provision for income taxes	3,788	2,636
Net income	$7,653	$5,221
Earnings per common share - basic	$0.26	$0.18
Earnings per common share - diluted	$0.26	$0.18
Weighted-average common shares outstanding - basic	29,586	29,291
Weighted-average common shares outstanding - diluted	29,993	29,801

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, 2012 and 2011

(In thousands)

(Unaudited)

	2012	2011

Net income	$7,653	$5,221
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax benefit of $110 thousand in 2012 and net of tax expense of $131 thousand in 2011	(213)	246

Less: reclassification adjustment for net gains included in net income net of tax expense of $0 in 2012 and $131 thousand in 2011	—	(271)

	(213)	(25)

Unrealized gain on derivative instruments designated as cash flow hedges, net of tax expense of $682 thousand in 2012 and net of tax expense of $353 thousand in 2011	1,214	669

Comprehensive income	$8,654	$5,865

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2012 and 2011

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2010	28,770	$28,770	$160,859	$28,848	$4,425	$222,902

Stock options exercised	154	154	1,226	—	—	1,380

Stock compensation expense, net of tax benefit	—	—	63	—	—	63

Dividends on common stock of $0.03 per share	—	—	—	(866)	—	(866)

Change in accumulated other comprehensive income	—	—	—	—	644	644

Net income	—	—	—	5,221	—	5,221

Balance, March 31, 2011	28,924	$28,924	$162,148	$33,203	$5,069	$229,344
Balance, December 31, 2011	29,199	$29,199	$163,730	$53,372	$11,516	$257,817

Stock options exercised	5	5	16	—	—	21

Stock compensation expense, net of tax benefit	—	—	42	—	—	42

Dividends on common stock of $0.03 per share	—	—	—	(876)	—	(876)

Change in accumulated other comprehensive income	—	—	—	—	1,001	1,001

Net income	—	—	—	7,653	—	7,653

Balance, March 31, 2012	29,204	$29,204	$163,788	$60,149	$12,517	$265,658

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011

(In thousands)

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$7,653	$5,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	602	457
Amortization of premiums, discounts and intangibles	36	111
Provision for loan losses	1,898	1,110
Loans held for sale originated	(1,411,582)	(472,710)
Proceeds from the sale of loans held for sale	1,446,748	513,279
Realized and unrealized gains on mortgage banking activities	(6,881)	(3,091)
Purchase of investment securities-trading	(544)	(464)
Unrealized gain on investment securities-trading	(187)	(48)
Gain on sale of investment securities available-for-sale	—	(403)
Loss on sale of other real estate owned	473	—
Stock compensation expense, net of tax benefits	42	63
Increase in cash surrender value of bank-owned life insurance	(172)	(180)
Increase (decrease) in accrued interest receivable and other assets	(2,511)	1,091
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	2,404	(4,571)

Net cash provided by operating activities	37,979	39,865

Cash flows from investing activities:
Net purchases of premises and equipment	(594)	(1,158)
Proceeds from the sale of fixed assets	1,104	—
Proceeds from maturity and call of investment securities available-for-sale	—	—
Proceeds from maturity or call of investment securities held-to-maturity	—	4,264
Proceeds from sale of mortgage-backed securities available-for-sale	—	5,359
Purchase of investment securities available-for-sale	—	(17,281)
Purchase of mortgage-backed securities available-for-sale	—	(62,539)
Purchase of other investments	(790)	—
Proceeds of other real estate owned	2,573	—
Redemptions of investment securities available-for-sale	11,053	13,595
Redemptions of investment securities held-to-maturity	356	1,397
Net increase in loans receivable, net of deferred fees and costs	(33,723)	(5,026)

Net cash used in investing activities	(20,021)	(61,389)

Cash flows from financing activities:
Net increase (decrease) in deposits	86,287	(16,812)
Net increase (decrease) in other borrowed funds - short term	(101,946)	41,268
Net increase in mortgage funding checks	11,436	7,319
Proceeds from FHLB advances	55,000	—
Repayment of FHLB advances	(55,000)	(15,000)
Stock options exercised	21	1,380
Dividends on common stock	(876)	(866)

Net cash provided by (used in) financing activities	(5,078)	17,289

Net increase (decrease) in cash and cash equivalents	12,880	(4,235)

Cash and cash equivalents at beginning of the year	37,139	25,868

Cash and cash equivalents at end of the period	$50,019	$21,633

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,053	$6,037
Cash paid for income taxes	3,795	3,910

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2

Stock-Based Compensation

At March 31, 2012, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  There were 1,015,168 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of March 31, 2012.

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

Total expense related to the Company’s share-based compensation plans for the three months ended March 31, 2012 and 2011 was $42,000 and $63,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $14,000 and $20,500 for the three months ended March 31, 2012 and 2011, respectively.

Options granted for the three months ended March 31, 2012 and 2011 were 9,000 and 56,100, respectively.  The weighted average per share fair value of stock option grants for the three months ended March 31, 2012 and 2011 was $4.22 and $5.07, respectively.  The fair values of the options granted during all periods ended March 31, 2012 and 2011 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Estimated option life	6.5 Years	6.5 Years
Risk free interest rate	1.34 - 1.69%	2.75 - 2.76%
Expected volatility	42.10%	44.70%
Expected dividend yield	1.10%	1.02%

Expected volatility is based upon the average annual historical volatility of the Company’s common stock. The estimated option life is derived from specific historical data to estimate the expected term of the option, such as employee option exercise and employee post-vesting departure behavior. The risk free interest rate is based upon the seven-year U.S. Treasury note rate in effect at the time of grant.  The expected dividend yield is based upon implied and historical dividend declarations.

Stock option activity during the three months ended March 31, 2012 is summarized as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding at December 31, 2011	1,832,860	$9.38
Granted	9,000	10.94
Exercised	(4,900)	4.35
Forfeited	(9,600)	9.79
Outstanding at March 31, 2012	1,827,360	$9.40	3.92	$3,474,713
Options exercisable at March 31, 2012	1,680,530	$9.38	3.53	$3,226,772

The intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $34,000 and $489,435, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the three months ended March 31, 2012 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2011	173,700	$3.94
Granted	9,000	4.22
Vested	(27,770)	3.62
Forfeited	(8,100)	3.91
Balance at March 31, 2012	146,830	$4.02

At March 31, 2012, there was $566,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.5 years. The total fair value of shares that vested during the three months ended March 31, 2012 and 2011 was $100,000 and $136,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2012 and 2011 is as follows:

At and for the Three Months Ended March 31, 2012 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$21,300	$647	$—	$(209)	$—	$21,738
Provision for loan losses	1,640	258	—	—	—	1,898
Non-interest income	336	8,550	613	192	(9)	9,682
Non-interest expense	11,575	4,909	657	949	(9)	18,081
Provision for income taxes	2,701	1,441	(16)	(338)	—	3,788
Net income (loss)	$5,720	$2,589	$(28)	$(628)	$—	$7,653

Total Assets	$2,547,665	$505,722	$575	$283,538	$(728,834)	$2,608,666
Average Assets	$2,494,825	$395,325	$574	$283,073	$(689,288)	$2,484,509

At and for the Three Months Ended March 31, 2011 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$17,437	$425	$—	$(201)		$17,661
Provision for loan losses	1,110	—	—	—		1,110
Non-interest income	776	3,640	549	53	(22)	4,996
Non-interest expense	8,995	3,251	773	693	(22)	13,690
Provision for income taxes	2,690	290	(74)	(270)		2,636
Net income (loss)	$5,418	$524	$(150)	$(571)	$—	$5,221

Total Assets	$2,035,241	$167,699	$593	$250,203	$(393,693)	$2,060,043
Average Assets	$2,035,558	$111,596	$575	$253,401	$(354,662)	$2,046,468

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011.  Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 10,385 and 7,211 for the three months ended March 31, 2012 and 2011, respectively.  These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.

(In thousands,	Three Months Ended
except per share data)	2012	2011
Net income available to common shareholders	$7,653	$5,221
Weighted average common shares - basic	29,586	29,291
Weighted average common shares - diluted	29,993	29,801
Earnings per common share - basic	$0.26	$0.18
Earnings per common share - diluted	$0.26	$0.18

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

The following shows the composition of basic outstanding shares for the three months ended March 31, 2012 and 2011:

(in thousands)	2012	2011

Weighted average common shares outstanding	29,201	28,853
Weighted average shares attributable to the deferred compensation plans	385	438
Total weighted average shares - basic	29,586	29,291

The following shows the composition of diluted outstanding shares for the three months ended March 31, 2012 and 2011:

(in thousands)	2012	2011

Weighted average shares outstanding - basic (from above)	29,586	29,291
Incremental weighted average shares attributable to deferred compensation plans	228	211
Weighted average shares attributable to stock options	179	299
Total weighted average shares - diluted	29,993	29,801

Note 5

Investment Securities

The approximate fair value and amortized cost of investment securities at March 31, 2012 and December 31, 2011 are shown in the table below.

	March 31, 2012
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$35,701	4,359	—	$40,060
Mortgage-backed securities	146,572	9,422	(50)	155,944
Municipal securities	76,513	6,526	—	83,039
U.S. treasury securities	4,951	204	—	5,155
Total	$263,737	$20,511	$(50)	$284,198

Investment Securities Held-to-Maturity
Mortgage-backed securities	4,824	300	—	5,124
Pooled trust preferred securities	7,737	—	(3,258)	4,479
Total	$12,561	$300	$(3,258)	$9,603

	December 31, 2011
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$35,735	$4,365	$—	$40,100
Mortgage-backed securities	157,550	9,753	(209)	167,094
Municipal securities	76,546	6,644	(5)	83,185
U.S. treasury securities	4,945	236	—	5,181
Total	$274,776	$20,998	$(214)	$295,560

Investment Securities Held-to-Maturity
Mortgage-backed securities	5,115	319	—	5,434
Pooled trust preferred securities	7,803	—	(3,271)	4,532
Total	$12,918	$319	$(3,271)	$9,966

The fair value and amortized cost of investment securities by contractual maturity at March 31, 2012 and December 31, 2011 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$10,911	11,782	—	—
After 5 years but within 10 years	51,425	56,997	—	—
After 10 years	54,829	59,475	7,737	4,479
Mortgage-backed securities	146,572	155,944	4,824	5,124

Total	$263,737	$284,198	$12,561	$9,603

	December 31, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$10,439	$11,347	$—	$—
After 5 years but within 10 years	50,971	56,642	—	—
After 10 years	55,816	60,477	7,803	4,532
Mortgage-backed securities	157,550	167,094	5,115	5,434
Total	$274,776	$295,560	$12,918	$9,966

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

March 31, 2012

Investment Securities Available-for-
Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Mortgage-backed securities	—	—	354	(50)	354	(50)
Municipal securities	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$354	$(50)	$354	$(50)

Investment Securities Held-to- Maturity	Less than 12 months				Total
(In thousands)	Fair value	Unrealized loss	12 months or more		Fair value	Unrealized loss
Pooled trust preferred securities	—	—	4,479	(3,258)	4,479	(3,258)
Total temporarily impaired securities	$—	$—	$4,479	$(3,258)	$4,479	$(3,258)

December 31, 2011

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Mortgage-backed securities	$721	$(86)	$2,107	$(123)	$2,828	$(209)
Municipal securities	524	(5)	—	—	524	(5)
Total temporarily impaired securities	$1,245	$(91)	$2,107	$(123)	$3,352	$(214)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Pooled trust preferred securities	$—	$—	$4,532	$(3,271)	$4,532	$(3,271)
Total temporarily impaired securities	$—	$—	$4,532	$(3,271)	$4,532	$(3,271)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2012, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2012, 97% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $4.3 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At March 31, 2012, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.7 million of par value at March 31, 2012.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the senior A-3 tranches in each issuance.  Each of the bonds is rated by more than one rating agency.  One security has a composite rating of A, one security has a composite rating of A-, one of the securities has a composite rating of BB and the other security has a composite rating of B.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the senior A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the senior A-3 tranches.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the senior A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the senior A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these corporate bonds prior to the recovery of its investment.

In one of the pooled trust preferred securities issues, 42% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $151 million of the remaining $304 million, or 50% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 44% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $74 million of the remaining $239 million, or 31% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 71% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $137 million of the remaining $156 million, or 88% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 57% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $256 million of the remaining $323 million, or 79% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three months ended March 31, 2012.  The Company does not continue to hold any investment securities for which the Company previously recognized other-than-temporary impairment.

Note 6

Loans Receivable and Allowance for Loan Losses

The loan portfolio at March 31, 2012 and December 31, 2011 consist of the following:

(In thousands)	2012	2011
Commercial and industrial	$245,061	$244,874
Real estate - commercial	719,522	745,317
Real estate - construction	308,934	295,189
Real estate - residential	267,392	224,171
Home equity lines	119,140	122,130
Consumer	3,178	3,148
	1,663,227	1,634,829
Net deferred fees	(2,956)	(2,947)
Loans receivable, net of fees	1,660,271	1,631,882
Allowance for loan losses	(25,223)	(26,159)
Loans receivable, net	$1,635,048	$1,605,723

The Company’s allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table.  Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.

Activity in the Company’s allowance for loan losses for the three months ended March 31, 2012 and 2011 is shown below.

	2012	2011
Beginning balance, January 1	$26,159	$24,210

Provision for loan losses	1,898	1,110

Loans charged off:
Commercial and industrial	(2,710)	(1,215)
Residential	(291)	—
Consumer	(15)	(10)
Total loans charged off	(3,016)	(1,225)

Recoveries:
Commercial and industrial	2	1
Residential	180	112
Consumer	—	1
Total recoveries	182	114

Net charge offs	(2,834)	(1,111)

Ending balance, March 31,	$25,223	$24,209

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of March 31, 2012 and December 31, 2011, are below:

Allowance for Loan Losses

At and for the Three Months Ended March 31, 2012

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$3,390	$13,377	$6,495	$1,709	$1,119	$69	$26,159
Charge-offs	—	(2,710)	—	(291)	—	(15)	(3,016)
Recoveries	2	—	—	169	11	—	182
Provision for loan losses	161	2,505	(1,255)	522	(51)	16	1,898
Ending Balance, March 31, 2012	$3,553	$13,172	$5,240	$2,109	$1,079	$70	$25,223

Ending Balance, March 31, 2012:
Individually evaluated for impairment	$—	$1,451	$—	$—	$—	$—	$1,451
Collectively evaluated for impairment	3,553	11,721	5,240	2,109	1,079	70	23,772

Loans Receivable

At March 31, 2012

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, March 31, 2012	$245,061	$719,522	$308,934	$267,392	$119,140	$3,178	$1,663,227

Ending Balance, March 31, 2012:
Individually evaluated for impairment	$3,349	$7,827	$6,361	$417	$—	$—	$17,954
Collectively evaluated for impairment	241,712	711,695	302,573	266,975	119,140	3,178	1,645,273

Allowance for Loan Losses

At and for the Year Ended December 31, 2011

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,941	$10,558	$7,593	$1,875	$1,175	$68	$24,210
Charge-offs	(517)	(3,442)	(1,098)	(137)	(440)	(20)	(5,654)
Recoveries	124	62	154	338	15	—	693
Provision for loan losses	842	6,199	(154)	(367)	369	21	6,910
Ending Balance, December 31, 2011	$3,390	$13,377	$6,495	$1,709	$1,119	$69	$26,159

Ending Balance, December 31, 2011:
Individually evaluated for impairment	$—	$1,321	$1,500	$—	$—	$—	$2,821
Collectively evaluated for impairment	3,390	12,056	4,995	1,709	1,119	69	23,338

Loans Receivable

At December 31, 2011

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, December 31, 2011	$244,874	$745,317	$295,189	$224,171	$122,130	$3,148	$1,634,829

Ending Balance, December 31, 2011:
Individually evaluated for impairment	$3,705	$8,088	$11,910	$559	$—	$—	$24,262
Collectively evaluated for impairment	241,169	737,229	283,279	223,612	122,130	3,148	1,610,567

The accounting policy related to the allowance for loan losses is considered a critical accounting policy given the level of estimation, judgment and uncertainty in evaluating the levels of the allowance required for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment and uncertainty can be on the consolidated financial results.

The Company’s ongoing credit quality management process relies on a system of activities to assess and evaluate various factors that impact the estimation of the allowance for loan losses.  These factors include, but are not limited to; current economic conditions; loan concentrations, collateral adequacy and value; past loss experience for particular types of loans, size, composition and nature of loans; migration of loans through our loan rating methodology; trends in charge-offs and recoveries.  This process also contemplates a disciplined approach to managing and monitoring credit exposures to ensure that the structure and pricing of credit is always consistent with the Company’s assessment of risk.  The loan officer has frequent contact with the borrower and is a key player in the credit management process and must develop and diligently practice sound credit management skills and habits to ensure effectiveness.  Under the direction of the Company’s loan committee and the chief credit officer, the credit risk management function works with the loan officers and other groups within the Company to monitor the loan portfolio, maintain the watch list, and compile the analysis necessary to determine the allowance for loan losses.

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

The following tables report the Company’s nonaccrual and past due loans at March 31, 2012 and December 31, 2011.  In addition, the credit quality of the loan portfolio is provided as of March 31, 2012 and December 31, 2011.

Nonaccrual and Past Due Loans

At March 31, 2012

( In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$321	$—	$3,349	$3,670	$241,391	245,061	$—	$3,349

Real estate - commercial
Owner occupied	—	—	—	—	246,219	246,219	—	—
Non-owner occupied	250	570	3,846	4,666	468,637	473,303	—	3,846

Real estate - construction
Residential	—	—	—	—	66,081	66,081	—	—
Commercial	—	—	6,111	6,111	236,742	242,853	—	6,111

Real estate - residential
Single family	394	—	417	811	173,930	174,741	—	417
Multi-family	—	—	—	—	92,651	92,651	—	—

Home equity lines	57	—	—	57	119,083	119,140	—	—

Consumer
Installment	—	—	—	—	2,937	2,937	—	—
Credit cards	—	—	—	—	241	241	—	—
	$1,022	$570	$13,723	$15,315	$1,647,912	$1,663,227	$—	$13,723

Nonaccrual and Past Due Loans

At December 31, 2011

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$332	$—	$3,705	$4,037	$240,837	244,874	$208	$3,497

Real estate - commercial
Owner occupied	—	—	—	—	238,293	238,293	—	—
Non-owner occupied	—	888	4,098	4,986	502,038	507,024	—	4,098

Real estate - construction
Residential	—	—	—	—	61,050	61,050	—	—
Commercial	—	—	6,460	6,460	227,679	234,139	—	6,460

Real estate - residential
Single family	398	—	559	957	121,069	122,026	—	559
Multi-family	—	—	—	—	102,145	102,145	—	—

Home equity lines	286	—	—	286	121,844	122,130	—	—

Consumer
Installment	—	—	—	—	2,858	2,858	—	—
Credit cards	—	—	—	—	290	290	—	—
	$1,016	$888	$14,822	$16,726	$1,618,103	$1,634,829	$208	$14,614

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of March 31, 2012 and December 31, 2011, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans

At March 31, 2012

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$3,349	$3,634	$—	$166
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	3,981	3,981	—	58
Real estate - construction
Residential	—	—	—	—
Commercial	6,361	11,492	—	277
Real estate - residential
Single family	417	675	—	—
Multi-family	—	—	—	—
Home equity lines

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	3,846	3,905	1,451	14
Real estate - construction
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$3,349	$3,634	$—	$166
Real estate - commercial	7,827	7,886	1,451	72
Real estate - construction	6,361	11,492	—	277
Real estate - residential	417	675	—	—
Home equity lines	—	—	—	—
Total	$17,954	$23,687	$1,451	$515

The difference between the recorded investment and the unpaid principal balance in the above table is a result of partial loan charge-offs that the Company has recorded on these impaired loans.

Impaired Loans

At December 31, 2011

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$3,705	$3,979	$—	$145
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	4,190	4,270	—	269
Real estate - construction
Residential	—	—	—	—
Commercial	6,710	10,340	—	514
Real estate - residential
Single family	559	638	—	6
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	3,898	3,898	1,321	220
Real estate - construction				—
Residential				—
Commercial	5,200	5,200	1,500	253
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$3,705	$3,979	$—	$145
Real estate - commercial	8,088	8,168	1,321	489
Real estate - construction	11,910	15,540	1,500	767
Real estate - residential	559	638	—	6
Home equity lines	—	—	—	—
Total	$24,262	$28,325	$2,821	$1,407

In order to maximize the collection of certain loans, the Company will attempt to work with borrowers when necessary to extend or modify loan terms to better align with the borrower’s ability to repay.  Extensions and modifications to loans are made in accordance with the Company’s policy and conform to regulatory guidance.  Each occurrence is unique to the borrower and is evaluated separately.  The Company considers regulatory guidelines when restructuring a loan to ensure that prudent lending practices are followed.  As such, qualification criteria and payment terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan.

A modification is classified as a troubled debt restructuring (“TDR”) if both of the following exist: (1) the borrower is experiencing financial difficulty and (2) the Company has granted a concession to the borrower.  The Company determines that a borrower may be experiencing financial difficulty if the borrower is currently in default on any of its debt, or if the Company is concerned that the borrower may not be able to perform in accordance with the current terms of the loan agreement in the foreseeable future.  Many aspects of the borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of the loan structure, business/industry risk, and borrower/guarantor structures.  Concessions may include the reduction of an interest rate at a rate lower than current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, or principal forgiveness.  When evaluating whether a concession has been granted, the Company also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Company for the restructured terms, or if the revised terms are consistent with those currently being offered to new loan customers.  The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is a TDR.

Although each occurrence is unique to the borrower and is evaluated separately, for all portfolio segments, TDRs are typically modified through reductions in interest rates, reductions in payments, changing the payment terms from principal and interest to interest only, and/or extensions in term maturity.

Nonaccruing loans that are modified can be placed back on accrual status when both the principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.  The following tables present the loans modified as TDRs at March 31, 2012 and December 31, 2011.

Troubled Debt Restructurings

At March 31, 2012

(In thousands)

(In thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Commercial and industrial	5	$3,519	$3,141
Real estate - commercial	6	8,861	7,605
Real estate - construction	1	3,042	2,352
Total	12	$15,422	$13,098

Troubled Debt Restructurings

At December 31, 2011

(In thousands)

(In thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Commercial and industrial	5	$3,519	$3,497
Real estate - commercial	6	8,861	9,098
Real estate - construction	2	3,042	2,750
Total	13	$15,422	$15,345

All of these TDRs are on nonaccrual as of March 31, 2012 and December 31, 2011 per the Company’s policy for placing a loan on nonaccrual and are included in the impaired loans table above.  Nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by the Company upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms.  Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification.

At March 31, 2012, the TDRs make up three relationships with the Bank.  These loans are performing as expected post-modification.  For restructured loans in the portfolio, the Company had loan loss reserves of $1.5 million and $2.8 million as of March 31, 2012 and December 31, 2011, respectively.

Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default.  For the period ended March 31, 2012, no loans that were identified as TDRs had a payment default within the last twelve months.  The following table reflects TDRs within the previous 12 months for which there was a payment default during the period ended December 31, 2011.  These loans are also included in the previous table.

Troubled Debt Restructurings with Payment Default

In The Previous Twelve Months

At December 31, 2011

(In thousands)

	Number of Loans	Recorded Investment
Commercial and industrial	4	$2,765
Real estate - commercial	—	—
Real estate - construction	—	—
Total	4	$2,765

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, substandard, doubtful and loss.  During 2011, the Company added an additional risk rating, other loans especially mentioned (“OLEM”), for the monitoring of credit quality.  Other loans especially mentioned are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the bank’s credit position at some future date.  These loans may not show problems as yet due to the borrower’s apparent ability to service the debt, but special circumstances surround the loans of which the Bank’s management should be aware.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment as of March 31, 2012 and December 31, 2011.

Internal Risk Rating Grades

At March 31, 2012

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$241,001	$711	$3,349	$—	$—

Real estate - commercial
Owner occupied	246,219	—	—	—	—
Non-owner occupied	447,114	18,362	7,827	—	—

Real estate - construction
Residential	66,081	—	—	—	—
Commercial	224,462	12,030	6,361	—	—

Real estate - residential
Single family	173,624	700	417	—	—
Multi-family	92,651	—	—	—	—

Home equity lines	119,090	50	—	—	—

Consumer
Installment	2,937	—	—	—	—
Credit cards	241	—	—	—	—
	$1,613,420	$31,853	$17,954	$—	$—

Internal Risk Rating Grades

At December 31, 2011

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$240,444	$725	$3,705	$—	$—

Real estate - commercial
Owner occupied	238,293	—	—	—	—
Non-owner occupied	480,360	18,576	8,088	—	—

Real estate - construction
Residential	61,050	—	—	—	—
Commercial	210,498	11,731	11,910	—	—

Real estate - residential
Single family	121,467	—	559	—	—
Multi-family	102,145	—	—	—	—

Home equity lines	121,794	336	—	—	—

Consumer
Installment	2,858	—	—	—	—
Credit cards	290	—	—	—	—
	$1,579,199	$31,368	$24,262	$—	$—

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

At March 31, 2012, accumulated other comprehensive income included an unrealized gain, net of tax, of $1.2 million related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at March 31, 2012 which is related to the Company’s cash flow hedges will be recognized in earnings during the second quarter of 2012. At March 31, 2012, the Company recognized minimal amounts due to hedge ineffectiveness.

At March 31, 2012, the Company had $288.9 million in residential mortgage rate lock commitments and associated forward sales, and $414.3 million in forward loan sales associated with $501.2 million of loans that had closed and were presented as held for sale.

The Company has interest rate swaps to mitigate its exposure to interest rate risk.  These interest rate swaps have an aggregate notional amount of $10.0 million to hedge against changes in cash flows caused by movement in interest rates related to the Company’s issuance of $20.0 million in trust preferred securities.  At March 31, 2012, accumulated other comprehensive income included an after-tax unrealized gain of $18,000 related to these interest rate swaps.  In addition, the Company has an interest rate swap to mitigate the variability in the fair value for one loan receivable.  For the three months ended March 31, 2012 and 2011, the change in fair value recorded for this fair value hedge were gains of $135,000 and $162,000, respectively.  The amount of ineffectiveness reflected in earnings was not significant in either period.

Note 8

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at March 31, 2012 and December 31, 2011.  In addition, the gains and losses related to these derivative instruments is provided for the three months ended March 31, 2012 and 2011.

Derivative Instruments and Hedging Activities

At March 31, 2012

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,162
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,750	Accrued Interest Payable and Other Liabilities	3,077
Total Derivatives Designated as Hedging Instruments		2,750		4,239

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	11,051	Accrued Interest Payable and Other Liabilities	267
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	267	Accrued Interest Payable and Other Liabilities	361
Total Derivatives Not Designated as Hedging Instruments		11,318		628

Total Derivatives		$14,068		$4,867

Derivative Instruments and Hedging Activities

At December 31, 2011

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,325
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,938	Accrued Interest Payable and Other Liabilities	4,578
Total Derivatives Designated as Hedging Instruments		1,938		5,903

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	8,906	Accrued Interest Payable and Other Liabilities	783
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	783	Accrued Interest Payable and Other Liabilities	3
Total Derivatives Not Designated as Hedging Instruments		9,689		786

Total Derivatives		$11,627		$6,689

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2012

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$135	Other Income	$(135)
Total		$135		$(135)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$18	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	1,196	Other Income	(689)	Other Income	—
Total	$1,214		$(689)		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitments	$10,780	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	94	Other Income
Rate Lock Commitments	(94)	Other Income
Total	$10,780

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2011

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$(162)	Other Income	$162
Total		$(162)		$162

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$45	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	624	Other Income	(2,263)	Other Income	—
Total	$669		$(2,263)		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitments	$3,738	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	324	Other Income
Rate Lock Commitments	(324)	Other Income
Total	$3,738

Note 9

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at March 31, 2012 is as follows:

	Mortgage Banking
(In thousands)	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2011	$1,781	$1,435
2012 activity:
Customer relationship intangibles	—	49
Balance at March 31, 2012	$1,781	$1,484

The aggregate amortization expense was $49,000 for both of the three months ended March 31, 2012 and 2011, respectively.

The estimated amortization expense for the next two years is as follows:

(In thousands)
2012 (April — December)	$149
2013	148

The carrying amount of goodwill at March 31, 2012 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2011	$24	$10,120	$10,144
No activity	—	—	—
Balance at March 31, 2012	$24	$10,120	$10,144

Goodwill is evaluated for impairment during the third quarter of each year or more frequently if events or circumstances warrant.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at March 31, 2012 are collateralized.

Commitments to extend credit of $591.7 million primarily have floating rates as of March 31, 2012.  At March 31, 2012, standby letters of credit were $31.1 million. Commitments to extend credit of $237.5 million as of March 31, 2012 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $115,000 at March 31, 2012 and no reserve at December 31, 2011.

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

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three months ended March 31, 2012.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are shown below:

At March 31, 2012
(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,155	$5,155	$—	$—
U.S. government- sponsored agencies	40,060	—	40,060	—
Mortgage-backed securities	155,944	—	155,944	—
Municipal securities	83,039	—	83,039	—
Total investment securities available-for-sale	284,198	5,155	279,043	—
Investment securities — trading	2,725	—	2,725	—
Loans receivable — designated for fair value hedge	12,208	—	12,208	—
Bank-owned life insurance	35,326	—	35,326	—
Derivative liability - interest rate swaps	1,162	—	1,162	—
Derivative asset - rate lock and forward loan sales commitments	13,801	—	13,801	—
Derivative asset — interest rate lock commitments	267	—	267	—
Derivative liability - rate lock and forward loan sales commitments	3,344	—	3,344	—
Derivative liability — interest rate lock commitments	361	—	361	—

At December 31, 2011 (In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,181	$5,181	$—	$—
U.S. government- sponsored agencies	40,100	—	40,100	—
Mortgage-backed securities	167,094	—	167,094	—
Municipal securities	83,185	—	83,185	—
Total investment securities available-for-sale	295,560	5,181	290,379	—
Investment securities — trading	2,065	—	2,065	—
Loan receivable designated in fair value hedge	12,396	—	12,396	—
Bank-owned life insurance	35,154	—	35,154	—
Derivative liability - interest rate swaps	1,325	—	1,325	—
Derivative asset - rate lock and forward loan sales commitments	10,844	—	10,844	—
Derivative asset — interest rate lock commitments	783	—	783	—
Derivative liability - rate lock and forward loan sales commitments	5,361	—	5,361	—
Derivative liability — interest rate lock commitments	3	—	3	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s pooled trust preferred securities held in its held-to-maturity investment securities portfolio, loans receivable — evaluated for impairment and other real estate owned.

At March 31, 2012

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$4,479	$—	$—	$4,479
Loans receivable — evaluated for impairment	$16,504	—	4,440	12,064
Other real estate owned	2,500	—	—	2,500

At December 31, 2011 (In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$4,532	$—	$—	$4,532
Loans receivable — evaluated for impairment	21,442	—	8,158	13,284
Other real estate owned	3,046	—	—	3,046

The Company’s held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.7 million of par value at March 31, 2012.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the A-3 tranches in each issuance.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

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

Loans receivable — evaluated for impairment that are measured at fair value using Level 3 inputs on a nonrecurring basis total $12.1 million at March 31, 2012.  The total amount for each period presented represents the entire population of loans receivable — evaluated for impairment, and of this amount, $12.1 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence.  In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated.  This is considered a Level 3 valuation.  The value of business equipment is based upon the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.  At March 31, 2012, the Company’s Level 3 loans consisted of two relationships, secured primarily by commercial real estate of $9.2 million with a valuation allowance of $1.5 million; one relationship, secured by accounts receivable, inventory, equipment and commercial real estate of $2.4 million which did not have a valuation allowance; and two relationships, primarily secured by residential real estate of $417,000 which did not have a valuation allowance.

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

Loans Receivable, Net

In order to determine the fair market value for loans receivable, the loan portfolio was segmented based on loan type, credit quality and maturities.  For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on current carrying amounts.  The fair values of other loans are estimated using discounted cash flow analyses, at interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The fair value analysis also included other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, as appropriate.  This method of estimating fair value does not incorporate the exit-price concept of fair value which is appropriate for this disclosure.

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

The Company has revised the December 31, 2011 carrying value of available for sale investments, as reported in footnote 23 of the 2011 Form 10-K, to appropriately reflect the fair value as opposed to the reported amount, which represented the amortized cost value.

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$50,019	$50,019	$50,019	$—	$—
Investment securities available-for-sale	284,198	284,198	5,155	279,043	—
Investment securities held-to-maturity and other investments	12,561	9,603	—	5,124	4,479
Loans held for sale	501,215	501,215	—	501,215	—
Loans receivable, net	1,635,048	1,662,146	—	16,648	1,645,498
Accrued interest receivable	6,855	6,855	6,855	—	—
Financial liabilities:
Demand deposits	$303,685	$303,685	$303,685	$—	$—
Interest checking	259,173	259,173	259,173	—	—
Money market and statement savings	432,609	432,609	432,609	—	—
Certificates of deposit	866,080	878,165	—	878,165	—
Other borrowed funds	408,439	433,814	—	433,814	—
Accrued interest payable	1,374	1,374	1,374	—	—

	December 31, 2011
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$37,139	$37,139	$37,139	$—	$—
Investment securities available-for-sale	320,998	320,998	5,181	315,817	—
Investment securities held-to-maturity and other investments	22,235	22,554	—	18,022	4,532
Loans held for sale	529,500	529,500	—	529,500	—
Loans receivable, net	1,605,723	1,637,559	—	20,554	1,617,005
Accrued interest receivable	7,046	7,046	7,046	—	—
Financial liabilities:
Demand deposits	$263,752	$263,752	$263,752	$—	$—
Interest checking	136,374	136,374	136,374	—	—
Money market and statement savings	377,944	377,944	377,944	—	—
Certificates of deposit	997,190	1,009,719	—	1,009,719	—
Other borrowed funds	510,385	536,904	—	536,904	—
Accrued interest payable	1,402	1,402	1,402	—	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2012 and December 31, 2011 and the results of our operations for the three months ended March 31, 2012 and 2010. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Accounting for Impairment Testing of Goodwill

During 2011, we adopted ASU 2011-08, Testing Goodwill for Impairment.  This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. We perform our annual review of the goodwill related to our mortgage banking segment during the third quarter.

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

New Financial Accounting Standards

The FASB issue ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU increases the prominence of other comprehensive income in financial statements.  Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements.  The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity.  The effective date of this ASU has subsequently been deferred under ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The deferral of the requirement for the presentation of reclassification adjustments is intended to be temporary until the Board reconsiders the operational concerns and needs of financial statement users. We currently prepare a separate statement of comprehensive income, and therefore, have adopted this standard as permitted.

2012 Economic Environment

The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms.  Although economic conditions remain unsettled, the metropolitan Washington, D.C. area, the region we operate in, continues to perform relatively well as compared to other geographic regions.  Our credit quality continues to remain strong despite the challenging economic environment.  At March 31, 2012, we have non-accrual loans totaling $13.7 million with no loans contractually past due 90 days or more as to principal or interest and still accruing.  Annualized net charge-offs were 0.69% of our average loans receivable for the three months ended March 31, 2012. Due to continued low mortgage loan rates, originations from our mortgage banking segment for the first three months of 2012 have far exceeded originations for the same period of 2011.

Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $7.7 million in par value of pooled trust preferred securities, which are significantly below book value as of March 31, 2012 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.

We expect challenging economic and operating conditions and an evolving regulatory regime to continue for the foreseeable future.  These conditions could continue to affect the markets in which we do business and could adversely impact our results for the remainder of 2012. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

While we continue to experience loan growth, continued uncertainty and sluggish economic conditions could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses.  Deterioration in real estate values and household incomes may also result in higher credit losses for us.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially. The systems by which we set limits and monitor the level of our credit exposure to individual entities and industries also may not function as we have anticipated.

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

Statements of Income

General

For the three months ended March 31, 2012 and 2011, we reported net income of $7.7 million and $5.2 million, respectively, an increase of $2.5 million, or 47%.  Net interest income after the provision for loan losses increased $3.2 million to $19.8 million for the three months ended March 31, 2012 compared to $16.6 million for the three months ended March 31, 2011.  Provision for loan losses for the three months ended March 31, 2012 was $1.9 million, an increase of $788,000, compared to $1.1 million for the same period of 2011.  The increase in our provision expense was primarily related to an increase in loan charge-offs during the first quarter of 2012 compared to the same period of 2011.  This increase in charge-offs was offset by a decrease in our watch list credits during the first quarter of 2012 compared to the same period of 2011.  Noninterest income for the three months ended March 31, 2012 and 2011 was $9.7 million and $5.4 million, respectively, an increase of $4.3 million.  The increase in noninterest income is primarily attributable to the increase in realized and unrealized gains on mortgage banking activities, a result of our increased origination activity year over year.  For the three months ended March 31, 2012, noninterest expense increased to $18.1 million, compared to $14.1 million for the same period of 2011.  The increase in noninterest expense is attributable to increases in salary and benefits expense as we have added business development officers in our commercial banking and mortgage banking operations.

For the three months ended March 31, 2012, basic and diluted earnings per common share were each $0.26.  Basic and diluted earnings per common share for the three months ended March 31, 2011 were each $0.18.  Weighted average fully diluted shares outstanding for the three months ended March 31, 2012 and 2011 were 29,993,169 and 29,800,738, respectively.

Return on average assets for the three months ended March 31, 2012 and 2011 was 1.23% and 1.02%, respectively. Return on average equity for the three months ended March 31, 2012 and 2011 was 11.54% and 9.18%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management and trust services.  Net income attributable to the commercial banking segment for the three months ended March 31, 2012 was $5.7 million compared to net income of $5.4 million for the three months ended March 31, 2011.  Net interest income increased $3.9 million to $21.3 million for the three months ended March 31, 2012, compared to $17.4 million for the same period of 2011.  Provision for loan losses increased $530,000 to $1.6 million for the three months ended March 31, 2012 compared to $1.1 million for the same period of 2011. The increase in our provision expense was primarily related to the movement of impaired loans to nonaccrual status during the first quarter of 2012.  Noninterest income decreased to $336,000 for the three months ended March 31, 2012 compared to $776,000 for the three months ended March 31, 2011.  Noninterest expense was $11.6 million for the three months ended March 31, 2012, compared to $9.0 million for the same period of 2011.  The increase in noninterest expense for the first quarter of 2012 as compared to the same period of 2011 is primarily due to expenses related to additions to our business development staff at the Bank.

The mortgage banking segment reported net income of $2.6 million for the three months ended March 31, 2012 compared to net income of $524,000 for the three months ended March 31, 2011.  The increase in net income for the mortgage banking segment for the three months ended March 31, 2012 compared to the same period of 2011 is related to office expansion and increases in loan origination officers and staff over the past year which has increased loan origination volumes.  In addition, our market has experienced a refinance boom as a result of the low interest rate environment.  As a result, we originated over $1.4 billion in loans during the first quarter of 2012, more than double what we originated during the same period of 2011.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded a net loss of $28,000 for the three months ended March 31, 2012, compared to a net loss of $150,000 for the three months ended March 31, 2011.  The decrease in net year-to-date loss during 2012 is primarily attributable to our streamlining the business operations within this business segment.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended March 31, 2012 and 2011 was $21.7 million and $17.7 million, respectively, a period-to-period increase of $4.0 million, or 23%.  The yields on our loans receivable portfolio decreased 31 basis points for the three months ended March 31, 2012 compared to the same period of 2011.  This decrease was offset by the decrease in our interest-bearing liabilities of 33 basis points as we have taken efforts to reduce our overall funding costs as a result of the current low interest rate environment.

Interest income on loans receivable increased $1.9 million for the three months ended March 31, 2012 compared to the same three month period of 2011.  The increase in interest income on loans receivable is primarily a result of an increase in the volume of our loans receivable portfolio.  Interest income on loans held for sale was $4.0 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively, an increase of $2.7 million, a result of the increased origination activity within the mortgage banking segment.

Interest income on investment securities decreased $725,000 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The decrease in interest income on investment securities is due to the decrease in our investment securities portfolio.  Because of our high volume of loan origination activity and the current low interest rate environment, we have not purchased investment securities since early 2011.

Total interest expense has decreased $192,000 for the three months ended March 31, 2012 as compared to the same period of 2011.  The decrease in total interest expense is mostly related to the repricings of our certificates of deposit and two cost of funds reduction strategies related to our FHLB advances which took place during 2011.  During the first quarter of 2012, however, we introduced a high-yield interest checking product, which pays an interest rate of 2.01% on balances up to $100,000 and 0.31% on balances over $100,000.  We expect that this product may negatively impact our net interest margin slightly as we attempt to increase our deposit market share through this promotion.

Our net interest margin, on a tax-equivalent basis, which equals net interest income divided by average interest earning assets, was 3.71% and 3.67% for the three months ended March 31, 2012 and 2011, respectively.  The increase in our net interest margin is again attributable to our balance sheet management and strategically decreasing the interest rates we pay on our deposit liabilities.  The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended March 31, 2012, 2011 and 2010

(In thousands)

	2012			2011			2010
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$248,835	$2,633	4.22%	$185,574	$2,076	4.45%	$160,009	$1,841	4.59%
Real estate - commercial	737,218	10,189	5.53	629,657	9,463	5.98	599,412	9,148	6.10
Real estate - construction	304,367	3,981	5.23	241,215	3,334	5.53	190,545	2,615	5.49
Real estate - residential	216,572	2,740	5.06	215,281	2,806	5.21	227,125	2,923	5.15
Home equity lines	121,269	1,119	3.71	121,642	1,111	3.70	118,574	1,061	3.63
Consumer	3,054	39	5.07	3,017	41	5.51	2,687	40	5.95
Total loans	1,631,315	20,701	5.08	1,396,386	18,831	5.39	1,298,352	17,628	5.43

Loans held for sale	397,567	4,038	4.06	108,874	1,301	4.78	99,333	1,305	5.25
Investment securities available-for-sale	270,268	2,994	4.43	330,400	3,638	4.40	331,774	3,858	4.65
Investment securities held-to-maturity	12,765	84	2.64	20,705	155	2.99	33,982	287	3.38
Other investments	16,456	49	1.19	15,728	31	0.80	15,728	10	0.27
Federal funds sold	38,436	21	0.22	77,580	46	0.24	38,941	23	0.24

Total interest-earning assets and interest income (2)	2,366,807	27,887	4.71%	1,949,673	24,002	4.92%	1,818,110	23,111	5.08%

Noninterest-earning assets:
Cash and due from banks	16,752			14,617			$5,476
Premises and equipment, net	18,260			16,743			15,773
Goodwill and other intangibles, net	10,472			10,669			13,913
Accrued interest and other assets	99,281			79,382			77,804
Allowance for loan losses	(27,063)			(24,616)			(19,098)
Total assets	$2,484,509			$2,046,468			$1,911,978

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	183,179	291	0.64	131,336	62	0.19	132,129	210	0.64
Money markets	183,342	189	0.41	151,282	156	0.41	83,420	161	0.77
Statement savings	217,699	196	0.36	255,270	228	0.36	287,471	612	0.86
Certificates of deposit	967,728	2,883	1.19	656,769	2,970	1.83	646,533	3,652	2.26
Total interest - bearing deposits	1,551,948	3,559	0.92	1,194,657	3,416	1.14	1,149,553	4,635	1.64

Other borrowed funds	342,475	2,373	2.79%	363,790	2,708	3.02%	368,700	3,021	3.32%

Total interest-bearing liabilities and interest expense	1,894,423	5,932	1.26%	1,558,447	6,124	1.59%	1,518,253	7,656	2.05%

Noninterest-bearing liabilities:
Demand deposits	291,659			233,152			163,840
Other liabilities	33,059			27,354			20,975
Common shareholders’ equity	265,368			227,515			208,910
Total liabilities and shareholders’ equity	$2,484,509			$2,046,468			$1,911,978

Net interest income and net interest margin (2)		$21,955	3.71%		$17,878	3.67%		$15,455	3.40%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for 2012 and 2011, and 34.5% for 2010.

Rate and Volume Analysis

Three Months Ended March 31, 2012, 2011 and 2010

(In thousands)

	2012 Compared to 2011			2011 Compared to 2010
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$702	$(145)	$557	$299	$(64)	$235
Real estate - commercial	1,561	(835)	726	509	(194)	315
Real estate - construction	873	(226)	647	695	24	719
Real estate - residential	17	(83)	(66)	(152)	35	(117)
Home equity lines	6	2	8	27	23	50
Consumer	2	(4)	(2)	4	(3)	1
Total loans	3,161	(1,291)	1,870	1,382	(179)	1,203

Loans held for sale	3,450	(713)	2,737	124	(128)	(4)
Investment securities available-for-sale	(662)	18	(644)	(16)	(204)	(220)
Investment securities held-to-maturity	(60)	(11)	(71)	(112)	(20)	(132)
Other investments	2	16	18	—	21	21
Federal funds sold	(23)	(2)	(25)	23	0	23

Total interest income (2)	5,868	(1,983)	3,885	1,401	(510)	891

Interest expense:

Interest - bearing deposits:

Interest checking	27	202	229	(3)	(145)	(148)
Money markets	33	(0)	33	129	(134)	(5)
Statement savings	(34)	2	(32)	(67)	(317)	(384)
Certificates of deposit	1,433	(1,520)	(87)	15	(697)	(682)
Total interest - bearing deposits	1,459	(1,316)	143	74	(1,293)	(1,219)

Other borrowed funds	(144)	(191)	(335)	(44)	(269)	(313)

Total interest expense	1,315	(1,507)	(192)	30	(1,562)	(1,532)

Net interest income (2)	$4,553	$(476)	$4,077	$1,371	$1,052	$2,423

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for 2012 and 2011, and 34.5% for 2010.

(3) Changes attributable to rate/volume have been allocated to volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2012 and 2011 was $1.9 million and $1.1 million, respectively. The increase in our provision expense during 2012 compared to 2011 is a result of the movement of impaired loans to nonaccrual status offset slightly by a decrease in our watch list credits during 2012 along with adjustments to the expected loss factors and other inputs we use to calculate our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.”

During 2012, we recorded charge-offs on two impaired commercial loans totaling $3.0 million.  Impairment was recognized during 2011 on these loans and we placed them on nonaccrual status during the first quarter of 2012.  As these loans had deteriorated further by falling significantly past-due, we determined that repayment of these two loans under their current agreements with the Bank became highly unlikely.  The deterioration of these loans is based on isolated incidences with respect to these specific borrowers and we do not believe it is indicative of a broader deterioration of the overall credit quality of our loan portfolio.  Residential loans of $291,000 were charged off during the first quarter of 2012.  In addition, consumer loans totaling $15,000 were charged-off during 2012.  Recoveries from previously charged-off loans totaled $182,000 for the three months ended March 31, 2012.  The majority of these recoveries were from previously charged-off residential loans. Nonperforming loans at March 31, 2012 and December 31, 2011, were $13.7 million and $14.6 million, respectively.

The allowance for loan losses was $25.2 million and $26.2 million at March 31, 2012 and December 31, 2011, respectively. Our allowance for loan losses ratio as a percent of total loans was 1.52% and 1.60% at March 31, 2012 and December 31, 2011, respectively.  The decrease in our reserve ratio is a result of a modest improvement in the overall credit quality of our loan portfolio, which is exemplified in the reduction of total impaired loans and watch list credits at March 31, 2012.

A sluggish job market and declining home values could adversely affect our home equity loans of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At March 31, 2012, our commercial real estate (including construction lending) portfolio was 62% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three Months Ended March 31, 2012 and 2011

(In thousands)

	2012	2011
Beginning balance, January 1	$26,159	$24,210

Provision for loan losses	1,898	1,110

Loans charged off:
Commercial and industrial	(2,710)	(1,215)
Residential	(291)	—
Consumer	(15)	(10)
Total loans charged off	(3,016)	(1,225)

Recoveries:
Commercial and industrial	2	1
Residential	180	112
Consumer	—	1
Total recoveries	182	114

Net (charge offs) recoveries	(2,834)	(1,111)

Ending balance, March 31,	$25,223	$24,209

	March 31,	March 31,
	2012	2011
Loans:
Balance at period end	$1,660,271	$1,413,217
Allowance for loan losses to loans receivable net of fees	1.52%	1.71%
Annualized net charge-offs to average loans receivable	0.69%	0.32%

Allocation of the Allowance for Loan Losses

At March 31, 2012 and December 31, 2011

(In thousands)

	March 31,		December 31,
	2012		2011
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$3,553	14.74%	$3,390	14.98%
Real estate - commercial	13,172	43.26%	13,377	45.59%
Real estate - construction	5,240	18.57%	6,495	18.06%
Real estate - residential	2,109	16.08%	1,709	13.71%
Home equity lines	1,079	7.16%	1,119	7.47%
Consumer	70	0.19%	69	0.19%

Total allowance for loan losses	$25,223	100.00%	$26,159	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At March 31, 2012 and December 31, 2011

(In thousands)

	March 31,	December 31,
	2012	2011
Nonaccruing loans	$13,723	$14,614

Loans contractually past-due 90 days or more and still accruing	—	208

Total nonperforming loans	$13,723	$14,822

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results.  Noninterest income for the three months ended March 31, 2012 and 2011 was $9.7 million and $5.4 million, respectively.  Realized and unrealized gains on mortgage banking activities by our mortgage banking segment for the three months ended March 31, 2012 and 2011 were $6.9 million and $3.1 million, respectively, an increase of $3.8 million, or 123%.  The increase in realized and unrealized gains on mortgage banking activities is directly related to the substantial increase in loan origination and sales volume occurring in the mortgage banking segment as mortgage rates have declined to historic lows.  Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees and gains associated with our sales of loans to third party investors.  Direct costs associated with loan origination, such as commission and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities.  We continue to invest resources in our mortgage business as we have increased our mortgage banking presence to 13 offices and have added over 50 loan origination officers and support staff during the last twelve months to help increase our market share.

Management fee income, which represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales, increased $710,000 to $1.0 million for the three months ended March 31, 2012 as compared to $299,000 for the three months ended March 31, 2011.

Investment fee income increased $65,000 to $613,000 for the three months ended March 31, 2012 compared to $548,000 for the same period of 2011.

The increase in the cash surrender value of our bank-owned life insurance for the three months ended March 31, 2012 and 2011 was $172,000, and $180,000, respectively.

For the three months ended March 31, 2012 and 2011, we recorded net gains on sales of investment securities available-for-sale of $0 and $403,000, respectively.  For the three months ended March 31, 2012, we recorded a loss on the sale of other real estate owned of $473,000.  No such loss was reported in the comparable quarter of 2011.

Noninterest income represented 31% and 24% of our total revenues for the three months ended March 31, 2012 and 2011, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended March 31, 2012 was $18.1 million, compared to $14.1 million for the same period of 2011, an increase of $4.0 million, or 28%.

For the quarter ended March 31, 2012, salaries and benefits expense increased to $9.5 million up from $6.7 million for the quarter ended March 31, 2011.  The increase in salaries and benefits expense is mostly related to increases in our business development personnel at our commercial banking and mortgage banking segments.

Occupancy expense was $1.7 million for the three months ended March 31, 2012, an increase of $236,000 when compared to the same period of 2011.  The increase in occupancy expense during 2012 as compared to 2011 is primarily attributable due to an increase in mortgage banking offices as we strategically increase our market share in this line of business.

For the three months ended March 31, 2012 and 2011, depreciation expense was $602,000 and $457,000, respectively.  The increase in depreciation expense is a result of capital expenditures to upgrade and improve the stability of our information technology infrastructure and leasehold improvements made to our corporate headquarters and existing banking office network over the last twelve months.

FDIC insurance premiums for the three months ended March 31, 2012 and 2011 were $327,000 and $634,000, respectively.  Effective June 30, 2011, the FDIC changed the premium assessment calculation from a measure based on deposits to a measure based on net tangible assets.  This change results in a lower premium expense amount for us.

During the first quarter of 2011, we prepaid $15 million in FHLB advances to reduce our funding costs at the Bank.  As part of the arrangement with the FHLB, we paid a prepayment penalty of $450,000 to extinguish these borrowings prior to their maturity.  No such expense occurred during 2012.

Additional increases in noninterest expense are related to increases in marketing and business development expense.

Income Taxes

For the three months ended March 31, 2012, we recorded a provision for income taxes of $3.8 million, compared to $2.6 million for the same period of 2011.  Our effective tax rate for the three months ended March 31, 2012 and 2010 was 33.1% and 33.6%, respectively.  Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $2.61 billion and $2.60 billion at March 31, 2012 and December 31, 2011, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $299.5 million at March 31, 2012, compared to $310.5 million at December 31, 2011, a decrease of $11.0 million. The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our investment securities portfolio.

Investment Securities

At March 31, 2012 and December 31, 2011

(In thousands)

	Amortized	Fair	Average
Available-for-sale at March 31, 2012	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$5,241	$5,863	3.92%
Five to ten years	$30,460	$34,197	3.98%
Total U.S. government-sponsored agencies	35,701	40,060	3.97%

Mortgage-backed securities (1)
Five to ten years	6,805	7,190	4.13%
After ten years	139,767	148,754	4.26%
Total mortgage-backed securities	146,572	155,944	4.25%

Tax exempt municipal securities (2)
One to five years	719	764	3.47%
Five to ten years	17,664	19,104	3.54%
After ten years	52,838	57,318	4.03%
Taxable municipal securities
Five to ten years	3,301	3,696	4.96%
After ten years	1,991	2,157	5.21%
Total municipal securities	76,513	83,039	3.98%

U. S. treasury securities
One to five years	4,951	5,155	2.36%
Total U.S. treasury securities	4,951	5,155	2.36%
Total investment securities available-for-sale	$263,737	$284,198	4.10%

	Amortized	Fair	Average
Held-to-maturity at March 31, 2012	Cost	Value	Yield
Mortgage-backed securities (1)
Five to ten years	1,479	1,583	4.68%
After ten years	3,345	3,541	4.28%
Total mortgage-backed securities	4,824	5,124	4.41%

Pooled trust preferred securities
After ten years	7,737	4,479	1.58%
Total corporate bonds	7,737	4,479	1.58%
Total investment securities held-to-maturity	12,561	9,603	2.67%

Total investment securities	$276,298	$293,801	4.04%

	Amortized	Fair	Average
Available-for-sale at December 31, 2011	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$5,254	$5,908	3.92%
Five to ten years	30,481	34,192	3.98%
Total U.S. government-sponsored agencies	35,735	40,100	3.97%

Mortgage-backed securities (1)
Five to ten years	7,477	7,867	4.08%
After ten years	150,073	159,227	4.29%
Total mortgage-backed securities	157,550	167,094	4.28%

Tax exempt municipal securities (2)
One to five years	240	258	4.30%
Five to ten years	17,185	18,794	3.50%
After ten years	53,825	58,364	4.03%
Taxable municipal securities
Five to ten years	3,305	3,656	4.96%
After ten years	1,991	2,113	5.21%
Total municipal securities	76,546	83,185	3.98%

U. S. treasury securities
One to five years	4,945	5,181	2.36%
Total U.S. treasury securities	4,945	5,181	2.36%
Total investment securities available-for-sale	$274,776	$295,560	4.12%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2011	Cost	Value	Yield
Mortgage-backed securities (1)
Five to ten years	$1,671	$1,783	4.71%
After ten years	3,444	3,651	4.22%
Total mortgage-backed securities	5,115	5,434	4.39%

Pooled trust preferred securities
After ten years	7,803	4,532	1.47%
Total corporate bonds	7,803	4,532	1.47%
Total investment securities held-to-maturity	12,918	9,966	2.63%

Total investment securities	$287,694	$305,526	4.06%

(1) Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

We complete reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2012, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2012, 97% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $4.3 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At March 31, 2012, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

Our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.7 million of par value at March 31, 2012.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  One security has a composite rating of A, one security has a composite rating of A-, one of the securities has a composite rating of BB and the other security has a composite rating of B.  Observable trading activity remains limited for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  We do not intend to sell nor do we believe it is probable that we will be required to sell these pooled trust preferred securities prior to the recovery of our investment.

In one of the pooled trust preferred securities issues, 42% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $151 million of the remaining $304 million, or 50% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 44% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $73 million of the remaining $238 million, or 31% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 71% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $137 million of the remaining $156 million, or 88% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 57% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $256 million of the remaining $323 million, or 79% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio as of March 31, 2012 and December 31, 2011, and we do not continue to hold investment securities for which we previously recognized other-than-temporary impairment.

We hold $17.2 million in FHLB stock at March 31, 2012, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $1.66 billion and $1.63 billion at March 31, 2012 and December 31, 2011, respectively.  See the following table for details on the loans receivable portfolio. Loans held for sale at March 31, 2012 were $501.2 million compared to $529.5 million at December 31, 2011.  The increase in our loans held for sale portfolio is a result of increased refinance activity due to the historically low interest rate environment.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At March 31, 2012 and December 31, 2011

(In thousands)

	March 31, 2012		December 31, 2011

Commercial and industrial	$245,061	14.74%	$244,874	14.98%
Real estate - commercial	719,522	43.26%	745,317	45.59%
Real estate - construction	308,934	18.57%	295,189	18.06%
Real estate - residential	267,392	16.08%	224,171	13.71%
Home equity lines	119,140	7.16%	122,130	7.47%
Consumer	3,178	0.19%	3,148	0.19%

Gross loans	$1,663,227	100.00%	1,634,829	100.00%

Net deferred (fees) costs	(2,956)		(2,947)
Less: allowance for loan losses	(25,223)		(26,159)

Loans receivable, net	$1,635,048		$1,605,723

Deposits

Total deposits were $1.86 billion at March 31, 2012 compared to $1.78 billion at December 31, 2011. During 2012, we had increases in our non-interest bearing checking products, interest checking, money market checking, savings and certificates of deposit. These increases were related to our high yield checking promotion which occurred during the first quarter of 2012.  In addition, we held more brokered certificates of deposit at March 31, 2012 compared to December 31, 2011.  See the following table for details on certificates of deposit

with balances of $100,000 or more. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).   CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At March 31, 2012 and December 31, 2011, we had $98.2 million and $ 303.2 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The decrease in our CDARS deposits is primarily due to our repayment of obligations the Company had in the network’s one-way buy program.  Brokered certificates of deposit not in the CDARS network were $243.7 million and $148.9 million at March 31, 2012 and December 31, 2011, respectively. We issued additional brokered certificates of deposit during 2012 to lock in low cost term funding to support the increase in our loans held for sale portfolio.

Certificates of Deposit of $100,000 or More

At March 31, 2012

(In thousands)

Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$133,052	$5,665	$138,717
Over three months through six months	31,351	10,231	41,582
Over six months through twelve months	62,331	17,002	79,333
Over twelve months	114,834	18,268	133,102
	$341,568	$51,166	$392,734

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds decreased $102.0 million to $408.4 million at March 31, 2012, compared to $510.4 million at December 31, 2011.  FHLB advances were $295.0 million at each of March 31, 2012 and December 31, 2011.  Customer repurchase agreements decreased $7.0 million to $92.8 million at March 31, 2012 compared to $99.8 million at December 31, 2011.  We had no federal funds purchased outstanding at March 31, 2012 compared to $95.0 million at December 31, 2011.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At March 31, 2012

(In thousands)

Advance Date	Term of Advance	Maturity or Call Date	Interest Rate	Amount Outstanding
Mar-12	14 days	Apr-12	0.20%	$55,000
Total short-term FHLB advances and weighted average rate			0.20%	$55,000

Other short-term borrowed funds:
Customer repurchase agreements			0.28%	$92,820
Total other short-term borrowed funds and weighted average rate			0.28%	$92,820

Other borrowed funds:
Trust preferred			4.08%	$20,619
FHLB advances - long term			4.28%	240,000
Other borrowed funds and weighted average rate			4.26%	$260,619

Total other borrowed funds and weighted average rate			2.81%	$408,439

Shareholders’ Equity

Shareholders’ equity at March 31, 2012 was $265.7 million compared to $257.8 million at December 31, 2011, an increase of $7.9 million, or 3%. The increase in shareholders’ equity at March 31, 2012 compared to December 31, 2011 is primarily attributable to net income of $7.7 million for the three months ended March 31, 2012.  In addition, accumulated other comprehensive income increased $1.0 million for the three months ended March 31, 2012.  Book value per share at March 31, 2012 was $9.10 compared to $8.83 at December 31, 2011. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at March 31, 2012 was $8.31 compared to $8.08 at December 31, 2011.

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

For the three months ended March 31, 2012, the commercial banking segment recorded net income of $5.7 million compared to $5.4 million for the same period of 2011.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At March 31, 2012, total assets for this segment were $2.55 billion, loans receivable, net of deferred fees and costs, were $1.66 billion and total deposits were $1.86 billion. At March 31, 2011, total assets for this segment were $2.04 billion, loans receivable, net of deferred fees and costs, were $1.41 billion and total deposits were $1.39 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason, and Cardinal First. Both George Mason and Cardinal First engage primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended March 31, 2012 and 2011, the mortgage banking segment recorded net income of $2.6 million and $524,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At March 31, 2012, total assets for this segment were $505.7 million; loans held for sale were $501.2 million and mortgage funding checks were $37.4 million. At March 31, 2011, total assets for this segment were $167.7 million; loans held for sale were $153.4 million and mortgage funding checks were $8.0 million.

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

For the three months ended March 31, 2012 and 2011, the wealth management and trust services segment recorded net losses of $28,000 and of $150,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At March 31, 2012, total assets were $575,000 and managed and custodial assets were $2.9 billion. At March 31, 2011, total assets were $593,000 and managed and custodial assets were $3.2 billion.

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

At March 31, 2012, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 11.71% and 12.87%, respectively. At December 31, 2011, our Tier 1 and total risk-based capital ratios were 11.29% and 12.49%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The increase in our risk-based capital ratios was primarily a result of a decrease in our total risk-weighted assets, offset by an increase in shareholders’ equity at March 31, 2012 compared to December 31, 2011.

The following table provides additional information pertaining to our capital ratios.

Capital Components

At March 31, 2012 and December 31, 2011

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Financial Corporation (Consolidated):	Amount	Ratio	Amount		Ratio	Amount		Ratio

At March 31, 2012
Total risk-based capital	$284,339	12.87%	$176,739	>	8.00%	$220,924	>	10.00%
Tier I risk-based capital	258,701	11.71%	88,370	>	4.00%	132,554	>	6.00%
Leverage capital ratio	258,701	10.46%	98,961	>	4.00%	123,702	>	5.00%

At December 31, 2011
Total risk-based capital	$278,385	12.49%	$178,364	>	8.00%	$222,955	>	10.00%
Tier I risk-based capital	251,811	11.29%	89,182	>	4.00%	133,773	>	6.00%
Leverage capital ratio	251,811	10.14%	99,319	>	4.00%	124,149	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio

At March 31, 2012
Total risk-based capital	$273,139	12.43%	$175,786	>	8.00%	$219,733	>	10.00%
Tier I risk-based capital	247,501	11.26%	87,893	>	4.00%	131,840	>	6.00%
Leverage capital ratio	247,501	10.05%	98,483	>	4.00%	123,104	>	5.00%

At December 31, 2011
Total risk-based capital	$265,668	11.98%	$177,479	>	8.00%	$221,849	>	10.00%
Tier I risk-based capital	239,093	10.78%	88,740	>	4.00%	133,110	>	6.00%
Leverage capital ratio	239,093	9.68%	98,783	>	4.00%	123,479	>	5.00%

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At March 31, 2012 and December 31, 2011, we had $98.2 million and $303.2 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The decrease in our CDARS deposits is primarily due to our repayment of obligations the Company had in the network’s one-way buy program.  Brokered certificates of deposit not in the CDARS network were $243.7 million and $148.9 million at March 31, 2012 and December 31, 2011, respectively. We issued additional brokered certificates of deposit during 2012 to lock in low cost term funding to support the increase in our loans held for sale portfolio.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $334.2 million at March 31, 2012 or 13% of total assets. We held investments that are classified as held-to-maturity in the amount of $12.6 million at March 31, 2012. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at March 31, 2012 was $97.0 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $160.8 million at March 31, 2012. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable. During 2011, we implemented two cost of funds reduction strategies related to our FHLB advances.  Approximately $95 million of these advances with near term maturities were extended by an average maturity of 2.9 years.  We are now paying an average 3.22% on these borrowings, a yield reduction of 0.99%, equating to approximately $940,000 in interest expense annually.  These transactions pushed our FHLB advance funding further out from the 1-3 year maturity term to the 3-5 year maturity term.

The required payments under such obligations are detailed in the following table.

Contractual Obligations

At March 31, 2012

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$524,168	$296,300	$77,148	$147,715	$3,005

Brokered certificates of deposit	341,912	163,190	78,567	100,155	—

Advances from the Federal Home Loan Bank of Atlanta	295,000	80,000	70,000	90,000	55,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	26,981	5,231	5,025	8,452	8,273

Total	$1,208,680	$544,721	$230,740	$346,322	$86,897

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

At March 31, 2012 and December 31, 2011, commitments to extend credit were $829.2 million and $849.4 million, respectively.  Standby letters of credit were $31.1 million and $30.8 million at March 31, 2012 and December 31, 2011, respectively. Commitments to extend credit of $237.5 million as of March 31, 2012 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $210.5 million as of December 31, 2011.  The increase in mortgage loan funding commitments is related to the increased origination production which occurred at our mortgage banking subsidiaries.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  During the past two years, we have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors.  As a result, we receive a limited number of additional claims.  As of March 31, 2012, the reserve for loan repurchases had a balance of $115,000 related to one possible repurchase outstanding.

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

At March 31, 2012, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.55% in a down 100 basis point scenario and would increase by less than 2.05% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.95% in a down 100 basis point scenario and would increase by less than 2.95% in an up 200 basis point scenario.

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

At March 31, 2012, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.55% in a down 100 basis point scenario and would increase by less than 2.05% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.95% in a down 100 basis point scenario and would increase by less than 2.95% in an up 200 basis point scenario.

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

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes in our risk factors from those disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended March 31, 2012, we did not purchase shares of our common stock.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

3.1	Bylaws of Cardinal Financial Corporation (restated in electronic format as of March 2, 2012).

10.1	Addendum to Executive Employment Agreement of Christopher W. Bergstrom (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 15, 2012).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: May 8, 2012	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2012	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2012	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Bylaws of Cardinal Financial Corporation (restated in electronic format as of March 2, 2012).

10.1	Addendum to Executive Employment Agreement of Christopher W. Bergstrom (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 15, 2012).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).