Form 10-Q
period 2012-06-30
CARDINAL FINANCIAL CORP
filed 2012-08-08
CIK 1060523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

29,254,478 shares of common stock, par value $1.00 per share,

outstanding as of August 3, 2012

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2012 and December 31, 2011

(In thousands, except share data)

			June 30,	December 31,
			2012	2011
			(Unaudited)
Assets
Cash and due from banks			$13,257	$16,745
Federal funds sold			16,164	20,394
Total cash and cash equivalents			29,421	37,139
Investment securities available-for-sale			297,826	295,560
Investment securities held-to-maturity (fair value of $9,658 and $9,966 at June 30, 2012 and December 31, 2011, respectively)			12,236	12,918
Investment securities-trading			2,969	2,065
Total investment securities			313,031	310,543
Other investments			15,534	17,120
Loans held for sale			519,349	529,500
Loans receivable, net of deferred fees and costs			1,748,715	1,631,882
Allowance for loan losses			(26,660)	(26,159)
Loans receivable, net			1,722,055	1,605,723
Premises and equipment, net			19,123	19,302
Deferred tax asset, net			3,499	4,732
Goodwill and intangibles, net			10,391	10,490
Bank-owned life insurance			35,497	35,154
Prepaid FDIC insurance premiums			2,771	3,350
Other real estate owned			3,126	3,046
Accrued interest receivable and other assets			40,373	26,617
Total assets			$2,714,170	$2,602,716
Liabilities and Shareholders’ Equity
Non-interest bearing deposits			$303,138	$263,752
Interest bearing deposits			1,686,352	1,511,508
Total deposits			1,989,490	1,775,260
Other borrowed funds			352,399	510,385
Mortgage funding checks			50,088	25,989
Escrow liabilities			3,409	4,095
Accrued interest payable and other liabilities			42,362	29,170
Total liabilities			2,437,748	2,344,899
Common stock, $1 par value	2012	2011
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	29,252,978	29,198,628	29,253	29,199
Additional paid-in capital			164,245	163,730
Retained earnings			69,132	53,372
Accumulated other comprehensive income, net			13,792	11,516
Total shareholders’ equity			276,422	257,817
Total liabilities and shareholders’ equity			$2,714,170	$2,602,716

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and six months ended June 30, 2012 and 2011

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans receivable	$21,072	$18,996	$41,770	$37,815
Loans held for sale	3,602	1,894	7,641	3,194
Federal funds sold	66	11	87	57
Investment securities available-for-sale	2,701	3,477	5,479	6,911
Investment securities held-to-maturity	79	108	164	262
Other investments	62	31	111	63
Total interest income	27,582	24,517	55,252	48,302
Interest expense:
Deposits	3,815	3,317	7,374	6,733
Other borrowed funds	2,326	2,537	4,699	5,245
Total interest expense	6,141	5,854	12,073	11,978
Net interest income	21,441	18,663	43,179	36,324
Provision for loan losses	2,225	750	4,123	1,860
Net interest income after provision for loan losses	19,216	17,913	39,056	34,464
Non-interest income:
Service charges on deposit accounts	473	433	918	846
Loan fees	441	279	825	513
Title insurance & other related income	506	244	964	467
Investment fee income	649	711	1,262	1,259
Realized and unrealized gains on mortgage banking activities	13,513	4,301	20,395	7,392
Net realized gain on investment securities available-for-sale	—	423	—	826
Net realized gain (loss) on investment securities-trading	(29)	2	158	50
Management fee income	883	683	1,892	982
Increase in cash surrender value of bank-owned life insurance	171	207	343	387
Loss on sale of real estate	—	—	(473)	—
Other loss	(44)	(9)	(40)	(3)
Total non-interest income	16,563	7,274	26,244	12,719
Non-interest expense:
Salary and benefits	10,872	7,900	20,384	14,553
Occupancy	1,751	1,414	3,460	2,886
Professional fees	832	946	1,571	1,478
Depreciation	643	760	1,244	1,216
Data processing & communications	1,031	924	2,197	1,843
FDIC insurance premiums	326	610	653	1,244
Mortgage loan repurchases and settlements	185	400	300	500
Loss on extinguishment of debt	—	—	—	450
Amortization of intangibles	49	49	99	99
Other operating expenses	4,682	3,281	8,543	6,154
Total non-interest expense	20,371	16,284	38,451	30,423
Income before income taxes	15,408	8,903	26,849	16,760
Provision for income taxes	5,257	2,998	9,045	5,634
Net income	$10,151	$5,905	17,804	11,126
Earnings per common share - basic	$0.34	$0.20	0.60	0.38
Earnings per common share - diluted	$0.34	$0.20	0.59	0.37
Weighted-average common shares outstanding - basic	29,639,938	29,382,149	29,612,979	29,337,032
Weighted-average common shares outstanding - diluted	30,103,480	29,884,189	30,043,009	29,841,614

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and six months ended June 30, 2012 and 2011

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$10,151	$5,905	$17,804	$11,126
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the period, net of tax expense of $607 thousand and $497 thousand for the three and six months ended June 30, 2012, respectively, net of tax expense of $1.4 million for each of the three and six months ended June 30, 2011, respectively.	1,178	2,941	965	3,188

Less: reclassification adjustment for net gains included in net income net of tax expense of $0 for each of the three and six months ended June 30, 2012, respectively, and net of tax expense of $138 thousand and $270 thousand for the three and six months ended June 30, 2011, respectively.	—	(285)	—	(557)

	1,178	2,656	965	2,631

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax expense of $54 thousand and $736 thousand for the three and six months ended June 30, 2012, respectively; net of tax benefit of $10 thousand for the three months ended June 30, 2011, and net of tax expense of $346 thousand for the six months ended June 30, 2011.	97	(11)	1,311	658

Comprehensive income	$11,426	$8,550	$20,080	$14,415

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2012 and 2011

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2010	28,770	$28,770	$160,859	$28,848	$4,425	$222,902

Stock options exercised	162	162	1,290	—	—	1,452

Stock compensation expense, net of tax benefit	—	—	495	—	—	495

Dividends on common stock of $0.06 per share	—	—	—	(1,734)	—	(1,734)

Change in accumulated other comprehensive income	—	—	—	—	3,289	3,289

Net income	—	—	—	11,126	—	11,126

Balance, June 30, 2011	28,932	$28,932	$162,644	$38,240	$7,714	$237,530
Balance, December 31, 2011	29,199	$29,199	$163,730	$53,372	$11,516	$257,817

Stock options exercised	54	54	384	—	—	438

Stock compensation expense, net of tax benefit	—	—	131	—	—	131

Dividends on common stock of $0.07 per share	—	—	—	(2,044)	—	(2,044)

Change in accumulated other comprehensive income	—	—	—	—	2,276	2,276

Net income	—	—	—	17,804	—	17,804

Balance, June 30, 2012	29,253	$29,253	$164,245	$69,132	$13,792	$276,422

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012 and 2011

(In thousands)

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$17,804	$11,126
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,244	1,216
Amortization of premiums, discounts and intangibles	58	159
Provision for loan losses	4,123	1,860
Loans held for sale originated	(2,806,817)	(1,195,399)
Proceeds from the sale of loans held for sale	2,837,363	1,157,098
Realized and unrealized gains on mortgage banking activities	(20,395)	(4,301)
Proceeds from sale of investment securities-trading	—	272
Purchase of investment securities-trading	(626)	(891)
Unrealized gain on investment securities-trading	(158)	(50)
Gain on sale of investment securities available-for-sale	—	(826)
Loss on sale of other real estate owned	473	—
Stock compensation expense, net of tax benefits	131	495
Increase in cash surrender value of bank-owned life insurance	(343)	(387)
Increase in accrued interest receivable and other assets	(11,131)	(2,973)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	9,748	(1,160)

Net cash provided by (used in) operating activities	31,474	(33,761)

Cash flows from investing activities:
Net purchases of premises and equipment	(2,169)	(2,204)
Proceeds from the sale of fixed assets	1,104	—
Proceeds from maturity and call of investment securities available-for-sale	—	970
Proceeds from sale of mortgage-backed securities available-for-sale	—	11,954
Proceeds from maturity or call of investment securities held-to-maturity	—	4,264
Purchase of investment securities available-for-sale	(20,172)	(17,271)
Purchase of mortgage-backed securities available-for-sale	—	(62,539)
Purchases of other investments	(790)	—
Redemptions of investment securities available-for-sale	22,051	23,166
Redemptions of investment securities held-to-maturity	679	2,003
Proceeds from the sale of other real estate owned	2,573	531
Proceeds from the sale of other investments	2,376	12
Net increase in loans receivable, net of deferred fees and costs	(123,581)	(40,063)

Net cash used in investing activities	(117,929)	(79,177)

Cash flows from financing activities:
Net increase in deposits	214,230	44,090
Net increase (decrease) in other borrowed funds	(77,986)	55,794
Net increase in mortgage funding checks	24,099	10,972
Proceeds from FHLB advances	55,000	15,000
Repayment of FHLB advances	(135,000)	(15,450)
Stock options exercised	438	1,452
Dividends on common stock	(2,044)	(1,734)

Net cash provided by financing activities	78,737	110,124

Net decrease in cash and cash equivalents	(7,718)	(2,814)

Cash and cash equivalents at beginning of the year	37,139	25,868

Cash and cash equivalents at end of the period	$29,421	$23,054

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,638	$12,002
Cash paid for income taxes	8,003	6,700

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$3,126	$—

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2

Stock-Based Compensation

At June 30, 2012, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  There were 978,698 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of June 30, 2012.

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

Total expense related to the Company’s share-based compensation plans for the three months ended June 30, 2012 and 2011 was $89,000 and $432,000, respectively.  Total stock compensation expense for the six months ended June 30, 2012 and 2011 was $131,000 and $495,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $30,000 and $141,000 for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, total income tax benefit recognized in the income statement for share-based compensation arrangements was $44,000 and $161,000, respectively.

Options granted for the three and six months ended June 30, 2012 were 41,000 and 50,000, respectively.  Options granted for the three and six months ended June 30, 2011 were 84,500 and 140,600, respectively.  The weighted average per share fair value of stock option grants for the three and six months ended June 30, 2012 was $4.55 and $4.49, respectively.  The weighted average per share fair value of stock option grants for the three and six months ended June 30, 2011 was $4.79 and $4.90, respectively.  The fair values of the options granted during all periods ended June 30, 2012 and 2011 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Estimated option life	6.5 years	6.5 years	6.5 years	6.5 years
Risk free interest rate	1.06 — 1.38%	2.26 — 2.81%	1.06 — 1.69%	2.26 — 2.81%
Expected volatility	42.10%	44.70%	42.10%	44.70%
Expected dividend yield	1.10%	1.02%	1.10%	1.02%

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

Stock option activity during the six months ended June 30, 2012 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2011	1,832,860	$9.38
Granted	50,000	11.65
Exercised	(54,350)	8.07
Forfeited	(14,130)	10.21
Outstanding at June 30, 2012	1,814,380	$9.47	3.80	$5,109,777
Options exercisable at June 30, 2012	1,641,530	$9.42	3.32	$4,708,094

The intrinsic value of options exercised during the three and six months ended June 30, 2012 was $190,000 and $229,000, respectively. For the options exercised during the three and six months ended June 30, 2011 the intrinsic value was $20,000 and $375,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the six months ended June 30, 2012 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2011	173,700	$3.94
Granted	50,000	4.49
Vested	(38,470)	3.88
Forfeited	(12,380)	4.25
Balance at June 30, 2012	172,850	$4.09

At June 30, 2012, there was $639,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.6 years. The total fair value of shares that vested during the three months ended June 30, 2012 and 2011 was $49,000 and $425,000, respectively.  For the six months ended June 30, 2012 and 2011, the total fair value of shares that vested was $149,000 and $561,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2012 and 2011 is as follows:

At and for the Three Months Ended June 30, 2012 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$21,056	$593	$—	$(208)	$—	$21,441
Provision for loan losses	2,225	—	—	—	—	2,225
Non-interest income	1,009	14,936	649	(24)	(7)	16,563
Non-interest expense	10,186	8,684	596	912	(7)	20,371
Provision for income taxes	3,193	2,448	16	(400)	—	5,257
Net income (loss)	$6,461	$4,397	$37	$(744)	$—	$10,151

Total Assets	$2,628,995	$550,843	$527	$282,510	$(748,705)	$2,714,170
Average Assets	2,553,766	347,048	556	283,807	(637,591)	2,547,586

At and for the Three Months Ended June 30, 2011 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$18,291	$575	$—	$(203)	$—	$18,663
Provision for loan losses	750	—	—	—	—	750
Non-interest income	1,300	5,268	711	6	(11)	7,274
Non-interest expense	10,359	3,821	690	1,425	(11)	16,284
Provision for income taxes	2,838	722	5	(567)	—	2,998
Net income (loss)	$5,644	$1,300	$16	$(1,055)	$—	$5,905

Total Assets	$2,134,956	$234,197	$547	$248,327	$(453,080)	$2,164,947
Average Assets	2,060,008	161,130	604	250,904	(403,052)	2,069,594

At and for the Six Months Ended June 30, 2012 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$42,357	$1,239	$—	$(417)	$—	$43,179
Provision for loan losses	3,865	258	—	—	—	4,123
Non-interest income	1,343	23,487	1,263	167	(16)	26,244
Non-interest expense	21,760	13,593	1,253	1,861	(16)	38,451
Provision for income taxes	5,894	3,888	2	(739)	—	9,045
Net income (loss)	$12,181	$6,987	$8	$(1,372)	$—	$17,804

Total Assets	$2,628,995	$550,843	$527	$282,510	$(748,705)	$2,714,170
Average Assets	2,524,295	371,186	566	283,440	(663,440)	2,516,047

At and for the Six Months Ended June 30, 2011 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$35,728	$1,000	$—	$(404)	$—	$36,324
Provision for loan losses	1,860	—	—	—	—	1,860
Non-interest income	2,526	8,909	1,259	58	(33)	12,719
Non-interest expense	19,804	7,073	1,463	2,116	(33)	30,423
Provision for income taxes	5,530	1,011	(71)	(836)	—	5,634
Net income (loss)	$11,060	$1,825	$(133)	$(1,626)	$—	$11,126

Total Assets	$2,134,956	$234,197	$547	$248,327	$(453,080)	$2,164,947
Average Assets	2,047,850	136,500	590	252,146	(378,967)	2,058,119

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011.  Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 4,504 and 12,723 for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 6,494 and 8,706, respectively.  These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands,	June 30,		June 30,
except per share data)	2012	2011	2012	2011
Net income available to common shareholders	$10,151	$5,905	$17,804	$11,126
Weighted average common shares - basic	29,640	29,382	29,613	29,337
Weighted average common shares - diluted	30,103	29,884	30,043	29,842
Earnings per common share - basic	$0.34	$0.20	$0.60	$0.38
Earnings per common share - diluted	$0.34	$0.20	$0.59	$0.37

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

The following shows the composition of basic outstanding shares for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Weighted average common shares outstanding	29,234	28,930	29,218	28,892
Weighted average shares attributable to the deferred compensation plans	406	452	395	445
Total weighted average shares - basic	29,640	29,382	29,613	29,337

The following shows the composition of diluted outstanding shares for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Weighted average shares outstanding - basic (from above)	29,640	29,382	29,613	29,337
Incremental weighted average shares attributable to deferred compensation plans	250	225	239	218
Weighted average shares attributable to vested stock options	213	277	191	287
Total weighted average shares - diluted	30,103	29,884	30,043	29,842

Note 5

Investment Securities

The approximate fair value and amortized cost of investment securities at June 30, 2012 and December 31, 2011 are shown in the table below.

	June 30, 2012
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$55,838	4,978	—	$60,816
Mortgage-backed securities	135,665	10,181	(54)	145,792
Municipal securities	79,119	6,958	—	86,077
U.S. treasury securities	4,957	184	—	5,141
Total	$275,579	$22,301	$(54)	$297,826

Investment Securities Held-to-Maturity
Mortgage-backed securities	4,525	299	—	4,824
Pooled trust preferred securities	7,711	—	(2,877)	4,834
Total	$12,236	$299	$(2,877)	$9,658

	December 31, 2011
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$35,735	$4,365	$—	$40,100
Mortgage-backed securities	157,550	9,753	(209)	167,094
Municipal securities	76,546	6,644	(5)	83,185
U.S. treasury securities	4,945	236	—	5,181
Total	$274,776	$20,998	$(214)	$295,560

Investment Securities Held-to-Maturity
Mortgage-backed securities	5,115	319	—	5,434
Pooled trust preferred securities	7,803	—	(3,271)	4,532
Total	$12,918	$319	$(3,271)	$9,966

The fair value and amortized cost of investment securities by contractual maturity at June 30, 2012 and December 31, 2011 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$32,349	34,648	—	—
After 5 years but within 10 years	53,109	58,181	—	—
After 10 years	54,456	59,205	7,711	4,834
Mortgage-backed securities	135,665	145,792	4,525	4,824

Total	$275,579	$297,826	$12,236	$9,658

	December 31, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$10,439	$11,347	$—	$—
After 5 years but within 10 years	50,971	56,642	—	—
After 10 years	55,816	60,477	7,803	4,532
Mortgage-backed securities	157,550	167,094	5,115	5,434
Total	$274,776	$295,560	$12,918	$9,966

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

June 30, 2012

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Mortgage-backed securities	$2,231	$(8)	$350	$(46)	$2,581	$(54)
Total temporarily impaired securities	$2,231	$(8)	$350	$(46)	$2,581	$(54)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Pooled trust preferred securities	$—	$—	$4,834	$(2,877)	$4,834	$(2,877)

Total temporarily impaired securities	$—	$—	$4,834	$(2,877)	$4,834	$(2,877)

December 31, 2011

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Mortgage-backed securities	$721	$(86)	$2,107	$(123)	$2,828	$(209)
Municipal securities	524	(5)	—	—	524	(5)

Total temporarily impaired securities	$1,245	$(91)	$2,107	$(123)	$3,352	$(214)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Pooled trust preferred securities	$—	$—	$4,532	$(3,271)	$4,532	$(3,271)

Total temporarily impaired securities	$—	$—	$4,532	$(3,271)	$4,532	$(3,271)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of June 30, 2012, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At June 30, 2012, 97% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $4.0 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At June 30, 2012, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.7 million of par value at June 30, 2012.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the senior A-3 tranches in each issuance.  Each of the bonds is rated by more than one rating agency.  One security has a composite rating of AA-, one security has a composite rating of A-, one of the securities has a composite rating of BB and the other security has a composite rating of B.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the senior A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the senior A-3 tranches.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the senior A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the senior A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these corporate bonds prior to the recovery of its investment.

In one of the pooled trust preferred securities issues, 44% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $155 million of the remaining $293 million, or 54% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 47% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $111 million of the remaining $252 million, or 45% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 71% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $137 million of the remaining $156 million, or 88% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 58% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $259 million of the remaining $323 million, or 80% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three and six months ended June 30, 2012.  The Company does not continue to hold any investment securities for which the Company previously recognized other-than-temporary impairment.

Note 6

Loans Receivable and Allowance for Loan Losses

The loan portfolio at June 30, 2012 and December 31, 2011 consist of the following:

(In thousands)	2012	2011
Commercial and industrial	$226,727	$244,874
Real estate - commercial	766,438	745,317
Real estate - construction	360,808	295,189
Real estate - residential	275,759	224,171
Home equity lines	119,356	122,130
Consumer	3,232	3,148
	1,752,320	1,634,829
Net deferred fees	(3,605)	(2,947)
Loans receivable, net of fees	1,748,715	1,631,882
Allowance for loan losses	(26,660)	(26,159)
Loans receivable, net	$1,722,055	$1,605,723

The Company’s allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table.  Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.

Activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2012 and 2011 is shown below.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Allowance for loan losses, beginning of the period	$25,223	$24,209	$26,159	$24,210

Provision for loan losses	2,225	750	4,123	1,860

Loans charged off:
Commercial and industrial	(1,425)	(2,398)	(4,135)	(3,614)
Residential	(91)	(380)	(382)	(380)
Consumer	—	(9)	(15)	(18)
Total loans charged off	(1,516)	(2,787)	(4,532)	(4,012)

Recoveries:
Commercial and industrial	714	272	716	273
Residential	14	180	194	292
Consumer	—	2	—	3
Total recoveries	728	454	910	568

Net (charge offs) recoveries	(788)	(2,333)	(3,622)	(3,444)

Ending balance, June 30,	$26,660	$22,626	$26,660	$22,626

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of June 30, 2012 and December 31, 2011, are below:

Allowance for Loan Losses

For the Three Months Ended June 30, 2012

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, April 1, 2012	$3,553	$13,172	$5,240	$2,109	$1,079	$70	$25,223
Charge-offs	(235)	(1,190)	—	—	(91)	—	(1,516)
Recoveries	—	104	610	7	7	—	728
Provision for loan losses	(1,732)	2,962	606	889	(545)	45	2,225
Ending Balance, June 30, 2012	$1,586	$15,048	$6,456	$3,005	$450	$115	$26,660

Allowance for Loan Losses

At and for the Six Months Ended June 30, 2012

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$3,390	$13,377	$6,495	$1,709	$1,119	$69	$26,159
Charge-offs	(235)	(3,900)	—	(291)	(91)	(15)	(4,532)
Recoveries	2	104	610	176	18	—	910
Provision for loan losses	(1,571)	5,467	(649)	1,411	(596)	61	4,123
Ending Balance, June 30, 2012	$1,586	$15,048	$6,456	$3,005	$450	$115	$26,660

Ending Balance, June 30, 2012:
Individually evaluated for impairment	$—	$26	$—	$1,157	$—	$—	$1,183
Collectively evaluated for impairment	1,586	15,022	6,456	1,848	450	115	25,477

Loans Receivable

At June 30, 2012

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate -Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, June 30, 2012	$226,727	$766,438	$360,808	$275,759	$119,356	$3,232	$1,752,320

Ending Balance, June 30, 2012:
Individually evaluated for impairment	$2,873	$7,140	$6,302	$1,925	$—	$—	$18,240
Collectively evaluated for impairment	223,854	759,298	354,506	273,834	119,356	3,232	1,734,080

Allowance for Loan Losses

At and for the Year Ended December 31, 2011

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,941	$10,558	$7,593	$1,875	$1,175	$68	$24,210
Charge-offs	(517)	(3,442)	(1,098)	(137)	(440)	(20)	(5,654)
Recoveries	124	62	154	338	15	—	693
Provision for loan losses	842	6,199	(154)	(367)	369	21	6,910
Ending Balance, December 31, 2011	$3,390	$13,377	$6,495	$1,709	$1,119	$69	$26,159

Ending Balance, December 31, 2011:
Individually evaluated for impairment	$—	$1,321	$1,500	$—	$—	$—	$2,821
Collectively evaluated for impairment	3,390	12,056	4,995	1,709	1,119	69	23,338

Loans Receivable

At December 31, 2011

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, December 31, 2011	$244,874	$745,317	$295,189	$224,171	$122,130	$3,148	$1,634,829

Ending Balance, December 31, 2011:
Individually evaluated for impairment	$3,705	$8,088	$11,910	$559	$—	$—	$24,262
Collectively evaluated for impairment	241,169	737,229	283,279	223,612	122,130	3,148	1,610,567

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

The following tables report the Company’s nonaccrual and past due loans at June 30, 2012 and December 31, 2011.  In addition, the credit quality of the loan portfolio is provided as of June 30, 2012 and December 31, 2011.

Nonaccrual and Past Due Loans

At June 30, 2012

( In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$310	$—	$2,873	$3,183	$223,544	226,727	$—	$2,873

Real estate - commercial
Owner occupied	—	—	—	—	248,485	248,485	—	—
Non-owner occupied	—	—	2,611	2,611	515,342	517,953	—	2,611

Real estate - construction
Residential	—	—	—	—	106,906	106,906	—	—
Commercial	—	—	6,052	6,052	247,850	253,902	—	6,052

Real estate - residential
Single family	—	—	—	—	182,678	182,678	—	—
Multi-family	—	—	—	—	93,081	93,081	—	—

Home equity lines	30	—	—	30	119,326	119,356	—	—

Consumer
Installment	—	—	—	—	2,971	2,971	—	—
Credit cards	—	—	—	—	261	261	—	—
	$340	$—	$11,536	$11,876	$1,740,444	$1,752,320	$—	$11,536

Nonaccrual and Past Due Loans

At December 31, 2011

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$332	$—	$3,705	$4,037	$240,837	244,874	$208	$3,497

Real estate - commercial
Owner occupied	—	—	—	—	238,293	238,293	—	—
Non-owner occupied	—	888	4,098	4,986	502,038	507,024	—	4,098

Real estate - construction
Residential	—	—	—	—	61,050	61,050	—	—
Commercial	—	—	6,460	6,460	227,679	234,139	—	6,460

Real estate - residential
Single family	398	—	559	957	121,069	122,026	—	559
Multi-family	—	—	—	—	102,145	102,145	—	—

Home equity lines	286	—	—	286	121,844	122,130	—	—

Consumer
Installment	—	—	—	—	2,858	2,858	—	—
Credit cards	—	—	—	—	290	290	—	—
	$1,016	$888	$14,822	$16,726	$1,618,103	$1,634,829	$208	$14,614

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of June 30, 2012 and December 31, 2011, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans

At June 30, 2012

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$2,873	$3,411	$—	$172
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	4,530	4,530	—	25
Real estate - construction
Residential	—	—	—	—
Commercial	6,302	11,532	—	376
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	2,610	3,904	26	15
Real estate - construction
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential
Single family	1,925	1,925	1,157	22
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$2,873	$3,411	$—	$172
Real estate - commercial	7,140	8,434	26	40
Real estate - construction	6,302	11,532	—	376
Real estate - residential	1,925	1,925	1,157	22
Home equity lines	—	—	—	—
Total	$18,240	$25,302	$1,183	$610

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

Nonaccruing loans that are modified can be placed back on accrual status when both the principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.  The Company did not modify any loans as TDRs for the three and six months ended June 30, 2012 and 2011.

At June 30, 2012 and December 31, 2011, the Company had TDRs totaling $10.9 million and $15.3 million, respectively, all of which were nonaccrual.  Nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by the Company upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms.  Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification.

At June 30, 2012, the TDRs make up four relationships with the Bank.  These loans are performing as expected post-modification.  For restructured loans in the portfolio, the Company had loan loss reserves of $1.2 million and $2.8 million as of June 30, 2012 and December 31, 2011, respectively.

Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default.  For the period ended June 30, 2012, no loans that were identified as TDRs had a payment default within the last twelve months.  The following table reflects TDRs within the previous 12 months for which there was a payment default during the period ended December 31, 2011.  These loans are also included in the previous table.

Troubled Debt Restructurings with Payment Default

In The Previous Twelve Months

At December 31, 2011

(In thousands)

	Number of Loans	Recorded Investment
Commercial and industrial	4	$2,765
Real estate - commercial	—	—
Real estate - construction	—	—
Total	4	$2,765

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, substandard, doubtful and loss.  During 2011, the Company added an additional risk rating, other loans especially mentioned (“OLEM”), for the monitoring of credit quality.  Other loans especially mentioned are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the bank’s credit position at some future date.  These loans may not show problems as yet due to the borrower’s apparent ability to service the debt, but special circumstances surround the loans of which the Bank’s management should be aware.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment at June 30, 2012 and December 31, 2011.

Internal Risk Rating Grades

At June 30, 2012

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$223,306	$548	$2,873	$—	$—

Real estate - commercial
Owner occupied	248,485	—	—	—	—
Non-owner occupied	476,315	34,498	7,140	—	—

Real estate - construction
Residential	106,906	—	—	—	—
Commercial	243,680	3,920	6,302	—	—

Real estate - residential
Single family	180,753	—	1,925	—	—
Multi-family	93,081	—	—	—	—

Home equity lines	119,326	30	—	—	—

Consumer
Installment	2,971	—	—	—	—
Credit cards	261	—	—	—	—
	$1,695,084	$38,996	$18,240	$—	$—

Internal Risk Rating Grades

At December 31, 2011

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$240,444	$725	$3,705	$—	$—

Real estate - commercial
Owner occupied	238,293	—	—	—	—
Non-owner occupied	480,360	18,576	8,088	—	—

Real estate - construction
Residential	61,050	—	—	—	—
Commercial	210,498	11,731	11,910	—	—

Real estate - residential
Single family	121,467	—	559	—	—
Multi-family	102,145	—	—	—	—

Home equity lines	121,794	336	—	—	—

Consumer
Installment	2,858	—	—	—	—
Credit cards	290	—	—	—	—
	$1,579,199	$31,368	$24,262	$—	$—

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

At June 30, 2012, accumulated other comprehensive income included an unrealized gain, net of tax, of $1.3 million related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at June 30, 2012 which is related to the Company’s cash flow hedges will be recognized in earnings during the third quarter of 2012. At June 30, 2012, the Company recognized minimal amounts due to hedge ineffectiveness.

At June 30, 2012, the Company had $469.8 million in residential mortgage rate lock commitments and associated forward sales, and $460.9 million in forward loan sales associated with $519.3 million of loans that had closed and were presented as held for sale.

The Company has interest rate swaps to mitigate its exposure to interest rate risk. These interest rate swaps have an aggregate notional amount of $10.0 million to hedge against changes in cash flows caused by movement in interest rates related to the Company’s issuance of $20.0 million in trust preferred securities. At June 30, 2012, accumulated other comprehensive income included an after-tax unrealized gain of $53,000 related to these interest rate swaps. In addition, the Company has an interest rate swap to mitigate the variability in the fair value for one loan receivable. For the six months ended June 30, 2012 and 2011, the change in fair values recorded for this fair value hedge were losses of $246,000 and $151,000, respectively. The amount of ineffectiveness reflected in earnings was not significant in either period.

Note 8

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at June 30, 2012 and December 31, 2011. In addition, the gains and losses related to these derivative instruments is provided for the three and six months ended June 30, 2012 and 2011.

Derivative Instruments and Hedging Activities

At June 30, 2012

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$997
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	6,862	Accrued Interest Payable and Other Liabilities	7,498
Total Derivatives Designated as Hedging Instruments		6,862		8,495

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	17,342	Accrued Interest Payable and Other Liabilities	831
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	831	Accrued Interest Payable and Other Liabilities	39
Total Derivatives Not Designated as Hedging Instruments		18,173		870

Total Derivatives		$25,035		$9,365

Derivative Instruments and Hedging Activities

At December 31, 2011

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$1,325
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,938	Accrued Interest Payable and Other Liabilities	4,578
Total Derivatives Designated as Hedging Instruments		1,938		5,903

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	8,906	Accrued Interest Payable and Other Liabilities	783
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	783	Accrued Interest Payable and Other Liabilities	3
Total Derivatives Not Designated as Hedging Instruments		9,689		786

Total Derivatives		$11,627		$6,689

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended June 30, 2012

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$111	Other Income	$(111)
Total		$111		$(111)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$35	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	62	Other Income	8,534	Other Income	—
Total	$97		$8,534		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitments	$17,333	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(792)	Other Income
Rate Lock Commitments	792	Other Income
Total	$17,333

Impact of Derivative Instruments on the Statement of Income

For the Six Months Ended June 30, 2012

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$246	Other Income	$(246)
Total		$246		$(246)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$53	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	1,258	Other Income	7,845	Other Income	—
Total	$1,311		$7,845		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitments	$28,113	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(698)	Other Income
Rate Lock Commitments	698	Other Income
Total	$28,113

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended June 30, 2011

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$11	Other Income	$(11)
Total		$11		$(11)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(35)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	24	Other Income	885	Other Income	—
Total	$(11)		$885		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Forward Loan Sales Commitments and Rate Lock Commitments	$5,184	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	492	Other Income
Rate Lock Commitments	(492)	Other Income
Total	$5,184

Impact of Derivative Instruments on the Statement of Income

For the Six Months Ended June 30, 2011

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$(151)	Other Income	$151
Total		$(151)		$151

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$10	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	648	Other Income	(1,378)	Other Income	—
Total	$658		$(1,378)		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Forward Loan Sales Commitments	$8,922	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	816	Other Income
Rate Lock Commitments	(816)	Other Income
Total	$8,922

Note 9

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at June 30, 2012 is as follows:

	Mortgage Banking
(In thousands)	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2011	$1,781	$1,435
2012 activity:
Customer relationship intangibles	—	99
Balance at June 30, 2012	$1,781	$1,534

The aggregate amortization expense was $49,000 for each of the three months ended June 30, 2012 and 2011, respectively. For each of the six months ended June 30, 2012 and 2011, the aggregate amortization expense was $99,000, respectively.

The estimated amortization expense for the next two years is as follows:

(In thousands)
2012 (July — December)	$99
2013	148

The carrying amount of goodwill at June 30, 2012 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2011	$24	$10,120	$10,144
No activity	—	—	—
Balance at June 30, 2012	$24	$10,120	$10,144

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at June 30, 2012 are collateralized.

Commitments to extend credit of $616.8 million primarily have floating rates as of June 30, 2012.  At June 30, 2012, standby letters of credit were $33.1 million. Commitments to extend credit of $473.3 million as of June 30, 2012 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $166,000 at June 30, 2012 and no reserve at December 31, 2011.

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

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three months ended June 30, 2012.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are shown below:

At June 30, 2012

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,141	$5,141	$—	$—
U.S. government-sponsored agencies	60,816	—	60,816	—
Mortgage-backed securities	145,792	—	145,792	—
Municipal securities	86,077	—	86,077	—
Total investment securities available-for-sale	297,826	5,141	292,685	—
Investment securities — trading	2,969	—	2,969	—
Loans receivable — designated for fair value hedge	12,042	—	12,042	—
Bank-owned life insurance	35,497	—	35,497	—
Derivative liability - interest rate swaps	997	—	997	—
Derivative asset - rate lock and forward loan sales commitments	24,204	—	24,204	—
Derivative asset — interest rate lock commitments	831	—	831	—
Derivative liability - rate lock and forward loan sales commitments	8,329	—	8,329	—
Derivative liability — interest rate lock commitments	39	—	39	—

At December 31, 2011 (In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,181	$5,181	$—	$—
U.S. government-sponsored agencies	40,100	—	40,100	—
Mortgage-backed securities	167,094	—	167,094	—
Municipal securities	83,185	—	83,185	—
Total investment securities available-for-sale	295,560	5,181	290,379	—
Investment securities — trading	2,065	—	2,065	—
Loan receivable designated in fair value hedge	12,396	—	12,396	—
Bank-owned life insurance	35,154	—	35,154	—
Derivative liability - interest rate swaps	1,325	—	1,325	—
Derivative asset - rate lock and forward loan sales commitments	10,844	—	10,844	—
Derivative asset — interest rate lock commitments	783	—	783	—
Derivative liability - rate lock and forward loan sales commitments	5,361	—	5,361	—
Derivative liability — interest rate lock commitments	3	—	3	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s pooled trust preferred securities held in its held-to-maturity investment securities portfolio, loans receivable — evaluated for impairment and other real estate owned.

At June 30, 2012

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$4,834	$—	$—	$4,834
Loans receivable — evaluated for impairment	17,058	—	4,780	12,278
Other real estate owned	3,126	—	—	3,126

At December 31, 2011 (In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$4,532	$—	$—	$4,532
Loans receivable — evaluated for impairment	21,442	—	8,158	13,284
Other real estate owned	3,046	—	—	3,046

The Company’s held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.7 million of par value at June 30, 2012.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the A-3 tranches in each issuance.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

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

Loans receivable — evaluated for impairment that are measured at fair value using Level 3 inputs on a nonrecurring basis total $12.3 million at June 30, 2012.  The total amount for each period presented represents the entire population of loans receivable — evaluated for impairment, and of this amount, $12.3 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence.  In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated.  This is considered a Level 3 valuation.  The value of business equipment is based upon the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.  At June 30, 2012, the Company’s Level 3 loans consisted of two relationships totaling $9.1 million which were secured primarily by commercial real estate with a valuation allowance of $26,000; one relationship totaling $2.4 million secured by accounts receivable, inventory, equipment and commercial real estate which did not have a valuation allowance; and one relationship totaling $1.9 million which were primarily secured by residential real estate with a valuation allowance of approximately $1.2 million.

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

The Company has revised the December 31, 2011 carrying values of available for sale investments, as reported in footnote 23 of the 2011 Form 10-K, to appropriately reflect the fair value as opposed to the reported amount, which represented the amortized cost value.

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$29,421	$29,421	$29,421	$—	$—
Investment securities available-for-sale	297,826	297,826	5,141	292,685	—
Investment securities held-to-maturity and other investments	27,770	25,192	—	20,358	4,834
Loans held for sale	519,349	519,349	—	519,349	—
Loans receivable, net	1,722,055	1,774,151	—	16,822	1,757,329
Accrued interest receivable	7,099	7,099	7,099	—	—
Financial liabilities:
Demand deposits	$303,138	$303,138	$303,138	$—	$—
Interest checking	317,520	317,520	317,520	—	—
Money market and statement savings	588,104	588,104	588,104	—	—
Certificates of deposit	780,728	792,194	—	792,194	—
Other borrowed funds	352,399	379,614	—	379,614	—
Accrued interest payable	962	962	962	—	—

	December 31, 2011
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$37,139	$37,139	$37,139	$—	$—
Investment securities available-for-sale	320,998	320,998	5,181	315,817	—
Investment securities held-to-maturity and other investments	22,235	22,554	—	18,022	4,532
Loans held for sale	529,500	529,500	—	529,500	—
Loans receivable, net	1,605,723	1,637,559	—	20,554	1,617,005
Accrued interest receivable	7,046	7,046	7,046	—	—
Financial liabilities:
Demand deposits	$263,752	$263,752	$263,752	$—	$—
Interest checking	136,374	136,374	136,374	—	—
Money market and statement savings	377,944	377,944	377,944	—	—
Certificates of deposit	997,190	1,009,719	—	1,009,719	—
Other borrowed funds	510,385	536,904	—	536,904	—
Accrued interest payable	1,402	1,402	1,402	—	—

Note 12

Subsequent Events

As previously disclosed, the Company was advised by letter dated July 1, 2011 that the U.S. Department of Justice (the “DOJ”) was prepared to file suit alleging that Cardinal Bank and George Mason Mortgage, LLC had violated the Fair Housing Act (the “FHA”) and Equal Credit Opportunity Act (the “ECOA”).

The Company was informed by letter dated May 11, 2012, that the DOJ has determined that it will not file a lawsuit at this time alleging that Cardinal Bank or George Mason Mortgage, LLC violated either the FHA or the ECOA.  No further action on this matter is required by the Company and there were no requirements or effect on the Company associated with the resolution of this matter.

During the second quarter of 2012, the Company decided to exit the third party institutional custody and trustee component of its trust services division due to its limited opportunity to leverage the platform. This component’s contribution towards the Company’s profitability is immaterial.  In its role as trustee, the Company engaged a third party to market this business line to outside parties that may be in the best position to provide appropriate services to these clients.  The sale of this portion of the Company’s trust business is immaterial to the financial condition of the Company, as is the expected loss in net income attributable to this business, which is included in the wealth management and trust services business segment. The Company anticipates that this portion of its trust services division will cease towards the end of 2012.  The Company will continue to build upon the personal and commercial trust area of this business segment, which the Company believes has better long-term growth and profit potential.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2012 and December 31, 2011 and the results of our operations for the three and six months ended June 30, 2012 and 2011. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely.  In addition to management of interest rate risk, we analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is an important source of revenue for us and includes, among other things, service charges on deposits and loans, investment fee income, which includes trust revenues, gains and losses on sales of investment securities available-for-sale, gains on sales of mortgage loans, and management fee income. Realized and unrealized gains on mortgage banking activities has become a larger component of our noninterest income as we have added offices throughout the Washington metropolitan region and increased the number of loan originators in our mortgage banking segment over the past year in addition to an increase in refinance origination activity.

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

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio.  Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers.  Unusual and infrequently occurring events, such as weather-related disasters, may impact our assessment of possible credit losses.  As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions, and concentrations of credit, competition, and loan review results to support our estimates.

For purposes of our analysis, we categorize our loans into one of five categories:  commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer loans. Typically, financial institutions use their historical loss experience and trends in losses for each loan category and are then adjusted for portfolio trends and economical and environmental factors in determining their allowance for loan losses.  Prior to 2008, we experienced minimal loss history within our loan portfolio and it has only been since the economic downturn that we have recorded a higher level of loan losses.  Because of this, our allowance model uses the average loss rates of similar institutions (our custom peer group) as a baseline which is then adjusted based on our particular loan portfolio characteristics and environmental factors.  The indicated loss factors resulting from this analysis are applied for each of the five categories of loans.

Our peer groups are defined by selecting commercial banking institutions of similar size within Virginia and Maryland. This is known as our custom peer group.  Banks identified for our custom peer group are within $500 million to $4 billion in total assets, the majority of whom are geographically concentrated in the Washington metropolitan area in which we operate as this area has seen less of an economic downturn than other areas of the country.  We evaluate the loan quality indicators of our custom peer group to those within our national FDIC peer group, all banks in Virginia, and all banks in Maryland.  These baseline peer group loss rates are then adjusted by an estimate loss emergence factor in order to determine loss coverage for pass-level credits.  Finally, we make adjustments to these loss factors based on an analysis of our loan portfolio characteristics, trends, economic considerations and other conditions that should be considered in assessing our credit risk.  Our peer loss rates are updated on at least an annual basis.

In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. In certain cases, we apply, in accordance with regulatory guidelines, a 5% loss factor to loans classified as special mention, a 15% loss factor to loans classified as substandard and a 50% loss factor to loans classified as doubtful. Loans classified as loss loans are fully reserved or charged off.   However, in most instances, we evaluate the impairment of certain loans on a loan by loan basis for those loans that are adversely risk rated.  For these loans, we analyze the fair value of the collateral underlying the loan and consider estimated costs to sell the collateral on a discounted basis.  If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) we recognize an impairment and establish a specific reserve for the impaired loan.  Because of the limited number of impaired loans on our portfolio, we are able to evaluate each impaired loan individually and therefore our specific reserves for impaired loans are generally less than those recommended by the listed regulatory guidelines above.

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

2012 Economic Environment

The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms.  Although economic conditions remain unsettled, the metropolitan Washington, D.C. area, the region we operate in, continues to perform relatively well as compared to other geographic regions.  Our credit quality continues to remain strong despite the challenging economic environment.  At June 30, 2012, we have non-accrual loans totaling $11.5 million with no loans contractually past due 90 days or more as to principal or interest and still accruing.  Annualized net charge-offs were 0.41% of our average loans receivable for the six months ended June 30, 2012. Due to continued low mortgage loan rates, originations from our mortgage banking segment for the first six months of 2012 have far exceeded originations for the same period of 2011.

Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $7.7 million in par value of pooled trust preferred securities, which are significantly below book value as of June 30, 2012 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.

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

Statements of Income

General

For the three months ended June 30, 2012 and 2011, we reported net income of $10.2 million and $5.9 million, respectively, an increase of $4.3 million, or 72%.  Net interest income after the provision for loan losses increased $1.3 million to $19.2 million for the three months ended June 30, 2012 compared to $17.9 million for the three months ended June 30, 2011.  Provision for loan losses for the three months ended June 30, 2012 was $2.2 million, an increase of $1.5 million, compared to $750,000 for the same period of 2011.  Noninterest income for the three months ended June 30, 2012 and 2011 was $16.6 million and $7.3 million, respectively, an increase of $9.3 million.  The increase in noninterest income is primarily attributable to the increase in realized and unrealized gains on mortgage banking activities, a result of our increased origination and sales activity year over year.  For the three months ended June 30, 2012, noninterest expense increased to $20.4 million, compared to $16.3 million for the same period of 2011.  The increase in noninterest expense is attributable to increases in salary and benefits expense as we have added business development officers in our commercial banking and mortgage banking operations.  In addition, the variable component of our compensation expense increased as a result of the increase in our overall net income.

For the three months ended June 30, 2012, basic and diluted earnings per common share were each $0.34.  Basic and diluted earnings per common share for the three months ended June 30, 2011 were each $0.20.  Weighted average fully diluted shares outstanding for the three months ended June 30, 2012 and 2011 were 30,103,480 and 29,884,189, respectively.

Return on average assets for the three months ended June 30, 2012 and 2011 was 1.59% and 1.14%, respectively. Return on average equity for the three months ended June 30, 2012 and 2011 was 14.78% and 9.99%, respectively.

Net income for the six months ended June 30, 2012 and 2011 was $17.8 million and $11.1 million, respectively, an increase of $6.7 million, or 60%.  Net interest income after provision for loan losses for the six months ended June 30, 2012 increased $4.6 million to $39.1 million, compared to $34.5 million for the same six month period of 2011.  The increase in net interest income after provision for loan losses is related to our increase in net interest income for the periods presented.  Net interest income increased to $43.2 million for the six months ended June 30, 2012, compared to $36.3 million for the six months ended June 30, 2011.  Provision for loan losses for the six months ended June 30, 2012 and 2011 were $4.1 million and $1.9 million, respectively, an increase of $2.2 million.  Noninterest income increased $13.5 million to $26.2 million for the six months ended June 30, 2012, compared to $12.7 million for the same period of 2011.  Noninterest expense was $38.5 million for the six months ended June 30, 2012, an increase of $8.1 million compared to $30.4 million for the six months ended June 30, 2011.

For the six months ended June 30, 2012, basic and diluted earnings per common share were $0.60 and $0.59, respectively.  Basic and diluted earnings per common share for the six months ended June 30, 2011 were $0.38 and $0.37, respectively.  Weighted average fully diluted shares outstanding for the six months ended June 30, 2012 and 2011 were 30,043,009 and 29,841,614, respectively.

Return on average assets for the six months ended June 30, 2012 and 2011 was 1.42% and 1.08%, respectively. Return on average equity for the six months ended June 30, 2012 and 2011 was 13.18% and 9.59%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management and trust services.  Net income attributable to the commercial banking segment for the three months ended June 30, 2012 was $6.5 million compared to net income of $5.6 million for the three months ended June 30, 2011.  Net interest income increased $2.8 million to $21.1 million for the three months ended June 30, 2012, compared to $18.3 million for the same period of 2011.  Provision for loan losses increased $1.5 million to $2.2 million for the three months ended June 30, 2012 compared to $750,000 for the same period of 2011. The increase in our provision expense was primarily related to the deterioration of an impaired loan during the second quarter of 2012.  Noninterest income decreased to $1.0 million for the three months ended June 30, 2012 compared to $1.3 million for the three months ended June 30, 2011.  Noninterest expense was $10.2 million for the three months ended June 30, 2012, compared to $10.4 million for the same period of 2011.

For the six months ended June 30, 2012, net income attributable to the commercial banking segment was $12.2 million, an increase of $1.1 million, from $11.1 million for the same six month period of 2011.  The increase in net income is attributable to the increase in our net interest income for the periods presented.  Net interest income increased $6.7 million to $42.4 million for the six months ended June 30, 2012, compared to $35.7 million for the six months ended June 30, 2011.  Provision for loan losses increased $2.0 million to $3.9 million for the six months ended June 30, 2012.  Noninterest income decreased $733,000 to $1.3 million for the six months ended June 30, 2012 compared to $2.1 million for the same period of 2011.  Noninterest expense increased to $21.8 million from $19.4 million for the six months ended June 30, 2012 compared to the same period of 2011. The increase in noninterest expense for 2012 as compared to 2011 is primarily due to expenses related to additions to our business development staff at the Bank and expenses related to marketing and branch expansion.

The mortgage banking segment reported net income of $4.4 million for the three months ended June 30, 2012 compared to net income of $1.3 million for the three months ended June 30, 2011.  For the six months ended June 30, 2012, net income was $7.0 million, an increase of $5.2 million compared to $1.8 million for the six months ended June 30, 2011.  The increase in net income for the mortgage banking segment for the three and six months ended June 30, 2012 compared to the same periods of 2011 is related to office expansion and increases in loan origination officers and staff over the past year which has increased loan origination volumes.  In addition, our market has experienced a refinance boom as a result of the low interest rate environment.  As a result, we originated over $1.4 billion in mortgage loans during the first six months of 2012, almost double what was originated during the same period of 2011.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded net income of $37,000 for the three months ended June 30, 2012, compared to net income of $16,000 for the three months ended June 30, 2011.  For the six months ended June 30, 2012, this business segment recorded net income of $8,000 compared a net loss of $133,000 for the same period in 2011.  The decrease in net year-to-date loss during 2012 is primarily attributable to our streamlining the business operations within this business segment.  During the second quarter of 2012, we decided to exit the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage the platform.  We anticipate that this portion of our trust services division will cease towards the end of 2012.  We will continue to build upon the personal and commercial trust area of our business, which we believe has better long-term growth and profit potential.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended June 30, 2012 and 2011 was $21.4 million and $18.7 million, respectively, a period-to-period increase of $2.7 million, or 14%.  For the six months ended June 30, 2012, our net interest income was $43.2 million compared to $36.3 million for the same period in 2011, an increase of $6.9 million, or 19%.  The yields on our loans receivable portfolio decreased 34 basis points for the three months ended June 30, 2012 compared to the same period of 2011.  This decrease was partially offset by the decrease in the rate of our interest-bearing liabilities of 21 basis points as we have taken efforts to reduce our overall funding costs as a result of the current low interest rate environment.

Interest income on loans receivable increased $2.1 million for the three months ended June 30, 2012 compared to the same three month period of 2011.  For the six months ended June 30, 2012, interest income on loans receivable, increased $4.0 million as compared to the six months ended June 30, 2011.  The increase in interest income on loans receivable is primarily a result of an increase in the volume of our loans receivable portfolio.  Interest income on loans held for sale was $3.6 million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively, an increase of $1.6 million, a result of the increased origination activity within the mortgage banking segment.  For the six months ended June 30, 2012, interest income from loans held for sale increased to $7.6 million compared to $3.2 million for the six months ended June 30, 2011.

Interest income on investment securities decreased $805,000 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. For the six months ended June 30, 2012, interest income on investment securities decreased $1.5 million.  The decrease in interest income on investment securities is due to the decrease in our investment securities portfolio.  Because of the high volume of loan origination activity and the current low interest rate environment, we have not purchased investment securities since early 2011.

Total interest expense increased $287,000 for the three months ended June 30, 2012 as compared to the same period of 2011.  For the six months ended June 30, 2012, total interest expense increased $95,000 compared to the same six month period in 2011. During the first quarter of 2012, we introduced a high-yield interest checking product, which pays an interest rate of 2.01% on balances up to $100,000 and 0.31% on balances over $100,000.  We expected that this product would negatively impact our net interest margin slightly as we attempt to increase our deposit market share through this promotion. Offsetting the increase in interest expense on deposits is two cost of funds reduction strategies related to our FHLB advances which occurred in 2011.  In addition, we completed a third blend and extend cost reduction strategy during the second quarter of 2012 on certain of our FHLB advances.  We expect that this strategy will reduce our interest expense by approximately $500,000 annually.

Our net interest margin, on a tax-equivalent basis, which equals net interest income divided by average interest earning assets, was 3.57% and 3.84% for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, net interest margin was 3.64% and 3.75%, respectively. The decrease in our net interest margin is a result of the current low interest rate environment and the addition of our high-yield interest checking product during 2012.  The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended June 30, 2012, 2011 and 2010

(In thousands)

	2012			2011			2010
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$227,242	$2,289	4.02%	$189,683	$2,145	4.50%	$153,902	$1,837	4.77%
Real estate - commercial	745,343	10,099	5.42%	641,619	9,685	6.01%	610,283	9,467	6.21%
Real estate - construction	322,140	4,392	5.45%	245,202	3,302	5.39%	196,685	2,740	5.57%
Real estate - residential	259,044	3,138	4.85%	212,046	2,699	5.09%	225,010	2,961	5.26%
Home equity lines	120,038	1,115	3.74%	123,013	1,139	3.71%	118,437	1,108	3.75%
Consumer	2,935	40	5.48%	3,162	40	5.08%	2,604	36	5.55%
Total loans	1,676,742	21,073	5.03%	1,414,725	19,010	5.37%	1,306,921	18,149	5.55%

Loans held for sale	345,951	3,602	4.16%	166,131	1,894	4.56%	159,316	1,957	4.91%
Investment securities available-for-sale	266,377	2,922	4.72%	336,561	3,693	4.39%	329,358	3,740	4.54%
Investment securities held-to-maturity	12,387	79	2.56%	16,007	108	2.69%	31,814	266	3.34%
Other investments	16,332	62	1.51%	15,721	31	0.80%	15,728	10	0.26%
Federal funds sold	109,077	66	0.24%	19,834	11	0.22%	8,372	4	0.24%

Total interest-earning assets and interest income (2)	2,426,866	27,804	4.58%	1,968,979	24,747	5.03%	1,851,509	24,126	5.21%

Noninterest earning assets:
Cash and due from banks	15,422			14,316			$11,236
Premises and equipment, net	18,673			17,504			15,901
Goodwill and other intangibles, net	10,419			10,616			13,847
Accrued interest and other assets	103,100			82,921			81,595
Allowance for loan losses	(26,894)			(24,695)			(19,554)
Total assets	$2,547,586			$2,069,641			$1,954,534

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$292,467	755	1.04%	$136,053	65	0.19%	136,023	108	0.32%
Money markets	278,168	250	0.36%	164,827	170	0.41%	98,776	138	0.56%
Statement savings	216,689	167	0.31%	241,493	218	0.36%	277,607	303	0.44%
Certificates of deposit	812,593	2,643	1.30%	656,591	2,864	1.75%	650,729	3,253	2.00%
Total interest - bearing deposits	1,599,917	3,815	0.96%	1,198,964	3,317	1.11%	1,163,135	3,802	1.31%

Other borrowed funds	316,301	2,326	2.96%	370,220	2,537	2.75%	369,896	3,013	3.27%

Total interest-bearing liabilities and interest expense	1,916,218	6,141	1.29%	1,569,184	5,854	1.50%	1,533,031	6,815	1.78%

Noninterest-bearing liabilities:
Demand deposits	321,424			242,366			187,279
Other liabilities	35,133			21,759			21,165
Common shareholders’ equity	274,811			236,332			213,059
Total liabilities and shareholders’ equity	$2,547,586			$2,069,641			$1,954,534

Net interest income and net interest margin (2)		$21,663	3.57%		$18,893	3.84%		$17,311	3.74%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for 2012 and 2011, and 34.5% for 2010.

Rate and Volume Analysis

Three Months Ended June 30, 2012, 2011 and 2010

(In thousands)

	2012 Compared to 2011			2011 Compared to 2010
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$147	$(3)	$144	$437	$(129)	$308
Real estate - commercial	1,510	(1,096)	414	550	(332)	218
Real estate - construction	1,036	54	1,090	676	(114)	562
Real estate - residential	598	(159)	439	(171)	(91)	(262)
Home equity lines	(31)	7	(24)	43	(12)	31
Consumer	(3)	3	0	8	(4)	4
Total loans	3,257	(1,194)	2,063	1,543	(682)	861

Loans held for sale	2,050	(342)	1,708	84	(147)	(63)
Investment securities available-for-sale	(990)	219	(771)	82	(129)	(47)
Investment securities held-to-maturity	(25)	(4)	(29)	(132)	(26)	(158)
Other investments	2	29	31	(0)	21	21
Federal funds sold	50	5	55	8	(1)	7

Total interest income (2)	4,344	(1,287)	3,057	1,585	(964)	621

Interest expense:

Interest - bearing deposits:

Interest checking	75	615	690	0	(43)	(43)
Money markets	117	(37)	80	92	(60)	32
Statement savings	(22)	(29)	(51)	(39)	(46)	(85)
Certificates of deposit	680	(901)	(221)	13	(402)	(389)
Total interest - bearing deposits	850	(352)	498	66	(551)	(485)

Other borrowed funds	(377)	166	(211)	3	(479)	(476)

Total interest expense	473	(186)	287	69	(1,030)	(961)

Net interest income (2)	$3,871	$(1,101)	$2,770	$1,516	$66	$1,582

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

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Six Months Ended June 30, 2012, 2011 and 2010

(In thousands)

	2012			2011			2010
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$238,039	$4,922	4.12%	$187,640	$4,221	4.47%	$156,924	$3,677	4.69%
Real estate - commercial	741,280	20,284	5.47%	635,671	19,149	5.99%	604,878	18,615	6.15%
Real estate - construction	313,254	8,376	5.35%	243,220	6,637	5.46%	193,632	5,355	5.53%
Real estate - residential	238,050	5,878	4.94%	213,655	5,505	5.15%	225,526	5,884	5.22%
Home equity lines	120,653	2,234	3.72%	122,331	2,250	3.71%	118,505	2,168	3.69%
Consumer	2,994	79	5.24%	3,090	82	5.29%	2,646	76	5.79%
Total loans	1,654,270	41,773	5.05%	1,405,607	37,844	5.38%	1,302,111	35,775	5.49%

Loans held for sale	371,759	7,641	4.11%	137,661	3,194	4.64%	129,766	3,262	5.03%
Investment securities available-for-sale	268,323	5,922	4.41%	333,497	7,330	4.40%	330,559	7,490	4.53%
Investment securities held-to-maturity	12,576	164	2.60%	18,343	262	2.86%	32,892	553	3.36%
Other investments	16,394	111	1.35%	15,724	63	0.80%	15,728	21	0.26%
Federal funds sold	73,756	87	0.24%	48,547	57	0.24%	23,572	28	0.24%

Total interest-earning assets and interest income (2)	2,397,078	55,698	4.65%	1,959,379	48,750	4.98%	1,834,628	47,129	5.14%

Noninterest earning assets:
Cash and due from banks	16,087			14,465			$12,908
Premises and equipment, net	18,466			17,126			15,838
Goodwill and other intangibles, net	10,445			10,642			13,880
Accrued interest and other assets	100,949			81,163			79,734
Allowance for loan losses	(26,978)			(24,656)			(19,327)
Total assets	$2,516,047			$2,058,119			$1,937,661

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	237,823	1,046	0.88%	133,708	126	0.19%	134,087	318	0.48%
Money markets	230,755	439	0.38%	158,092	326	0.42%	91,315	299	0.66%
Statement savings	217,194	362	0.34%	248,344	446	0.36%	282,512	915	0.65%
Certificates of deposit	890,161	5,527	1.24%	656,678	5,835	1.79%	648,468	6,905	2.15%
Total interest - bearing deposits	1,575,933	7,374	0.94%	1,196,822	6,733	1.13%	1,156,382	8,437	1.47%

Other borrowed funds	329,388	4,699	2.87%	367,023	5,245	2.88%	369,568	6,035	3.29%

Total interest-bearing liabilities and interest expense	1,905,321	12,073	1.27%	1,563,845	11,978	1.54%	1,525,950	14,472	1.91%

Noninterest-bearing liabilities:
Demand deposits	306,542			237,785			180,448
Other liabilities	34,095			24,541			21,221
Common shareholders’ equity	270,089			231,948			210,042
Total liabilities and shareholders’ equity	$2,516,047			$2,058,119			$1,937,661

Net interest income and net interest margin (2)		$43,625	3.64%		$36,772	3.75%		$32,657	3.56%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for 2012 and 2011, and 34.5% for 2010.

Rate and Volume Analysis

Six Months Ended June 30, 2012, 2011 and 2010

(In thousands)

	2012 Compared to 2011			2011 Compared to 2010
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$1,122	$(421)	$701	$748	$(204)	$544
Real estate - commercial	3,071	(1,936)	1,135	1,043	(509)	534
Real estate - construction	1,911	(172)	1,739	1,371	(89)	1,282
Real estate - residential	629	(256)	373	(310)	(69)	(379)
Home equity lines	(25)	9	(16)	70	12	82
Consumer	(2)	(1)	(3)	14	(8)	6
Total loans	6,706	(2,777)	3,929	2,936	(867)	2,069

Loans held for sale	5,432	(985)	4,447	198	(266)	(68)
Investment securities available-for-sale	(1,432)	24	(1,408)	67	(227)	(160)
Investment securities held-to-maturity	(82)	(16)	(98)	(245)	(46)	(291)
Other investments	3	45	48	(1)	43	42
Federal funds sold	30	0	30	30	(1)	29

Total interest income (2)	10,657	(3,709)	6,948	2,985	(1,364)	1,621

Interest expense:

Interest - bearing deposits:

Interest checking	110	810	920	(1)	(191)	(192)
Money markets	150	(37)	113	219	(192)	27
Statement savings	(56)	(28)	(84)	(111)	(358)	(469)
Certificates of deposit	2,119	(2,427)	(308)	87	(1,157)	(1,070)
Total interest - bearing deposits	2,323	(1,682)	641	194	(1,898)	(1,704)

Other borrowed funds	(522)	(24)	(546)	(42)	(748)	(790)

Total interest expense	1,801	(1,706)	95	152	(2,646)	(2,494)

Net interest income (2)	$8,856	$(2,003)	$6,853	$2,833	$1,282	$4,115

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

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2012 and 2011 was $2.2 million and $750,000, respectively. For the six months ended June 30, 2012 and 2011, our provision for loan losses was $4.1 million and $1.9 million, respectively.  The increase in our provision expense during 2012 compared to 2011 is a result of the movement of impaired loans to nonaccrual status offset slightly by a decrease in our watch list credits during 2012 along with adjustments to the expected loss factors and other inputs we use to calculate our loan loss reserves as described above in “Critical Accounting Policies—Allowance for Loan Losses.”

During 2012, we recorded charge-offs on three impaired commercial loans totaling $4.1 million.  Impairment was recognized during 2011 on two of these loans and we placed them on nonaccrual status during the second quarter of 2012.  For the third loan, which was already on nonaccrual status as of December 31, 2011, further deterioration in credit quality occurred during the second quarter of 2012 which caused us to record further impairment on this loan.  As these loans had deteriorated further by falling significantly past-due, we determined that repayment of these loans under their current agreements with the Bank became highly unlikely.  The deterioration of these loans is based on isolated incidences with respect to these specific borrowers and we do not believe it is indicative of a broader deterioration of the overall credit quality of our loan portfolio.  Residential loans of $382,000 were charged off during 2012.  In addition, consumer loans totaling $15,000 were charged-off during 2012.  Recoveries from previously charged-off loans totaled $728,000 for the three months ended June 30, 2012 and $910,000 for the year-to- date 2012 period.  The majority of our loan recoveries were from one previously charged-off commercial loan. Nonperforming loans at June 30, 2012 and December 31, 2011, were $11.5 million and $14.8 million, respectively.

The allowance for loan losses was $26.7 million and $26.2 million at June 30, 2012 and December 31, 2011, respectively. Our allowance for loan losses ratio as a percent of total loans was 1.52% and 1.60% at June 30, 2012 and December 31, 2011, respectively.  The decrease in our reserve ratio is a result of a modest improvement in the overall credit quality of our loan portfolio, which is exemplified in the reduction of total impaired loans and watch list credits at June 30, 2012.

A sluggish job market and declining home values could adversely affect our home equity loans of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At June 30, 2012, our commercial real estate (including construction lending) portfolio was 64% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three and Six Months Ended June 30, 2012 and 2011

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance, beginning of the period	$25,223	$24,209	$26,159	$24,210

Provision for loan losses	2,225	750	4,123	1,860

Loans charged off:
Commercial and industrial	(1,425)	(2,398)	(4,135)	(3,614)
Residential	(91)	(380)	(382)	(380)
Consumer	—	(9)	(15)	(18)
Total loans charged off	(1,516)	(2,787)	(4,532)	(4,012)

Recoveries:
Commercial and industrial	714	272	716	273
Residential	14	180	194	292
Consumer	—	2	—	3
Total recoveries	728	454	910	568

Net (charge offs) recoveries	(788)	(2,333)	(3,622)	(3,444)

Ending balance, June 30,	$26,660	$22,626	$26,660	$22,626

	June 30,	June 30,
	2012	2011
Loans:
Balance at period end	$1,748,715	$1,445,921
Allowance for loan losses to loans receivable, net of fees	1.52%	1.56%
Annualized net charge-offs to average loans receivable	0.41%	0.49%

Allocation of the Allowance for Loan Losses

At June 30, 2012 and December 31, 2011

(In thousands)

	June 30,		December 31,
	2012		2011
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,586	12.94%	$3,390	14.98%
Real estate - commercial	15,048	43.74%	13,377	45.59%
Real estate - construction	6,456	20.59%	6,495	18.06%
Real estate - residential	3,005	15.74%	1,709	13.71%
Home equity lines	450	6.81%	1,119	7.47%
Consumer	115	0.18%	69	0.19%

Total allowance for loan losses	$26,660	100.00%	$26,159	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At June 30, 2012 and December 31, 2011

(In thousands)

	June 30,	December 31,
	2012	2011
Nonaccruing loans	$11,536	$14,614

Loans contractually past-due 90 days or more	—	208

Total nonperforming loans	$11,536	$14,822

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results.  Realized and unrealized gains on mortgage banking activities has become a larger component of our noninterest income as we have added offices throughout the Washington metropolitan region and increased the number of loan originators in our mortgage banking segment over the past year in addition to an increase in refinance origination activity.

Noninterest income for the three months ended June 30, 2012 and 2011 was $16.6 million and $7.3 million, respectively.  Realized and unrealized gains on mortgage banking activity totaled $13.5 million for the three months ended June 30, 2012 which consisted of realized gains of $6.9 million and unrealized gains of $6.6 million resulting from our locked commitments and closings.  The unrealized gains recorded during the second quarter of 2012 (which total $6.6 million) are related to our mortgage loan derivatives and we cannot depend on this level of unrealized gains recurring in future periods.  For the three months ended June 30, 2011, we recorded $4.3 million in realized and unrealized gains on mortgage banking activity, which included realized gains of $2.9 million and unrealized gains of $1.4 million.  For the six months ended June 30, 2012, realized and unrealized gains on mortgage banking activity totaled $20.4 million, comprised of $12.0 million in realized gains and $8.4 million in unrealized gains.  For the six months ended June 30, 2011, realized and unrealized gains on mortgage banking activity totaled $7.4 million which included realized gains of $5.1 million and unrealized gains of $2.3 million.  For the current quarter and year to date 2012, we closed $1.4 billion and $2.8 billion, respectively.  This compares to $722 million and $1.2 billion for the three and six months ended June 30, 2011.  Refinance activity represented approximately 50% of the originations during the second quarter of 2012, a decrease from over 65% experienced during the two previous quarters.   The increase for both the three and six month periods of 2012 compared to the same periods in 2011 are directly related to the substantial increase in loan origination and sales volume occurring in the mortgage banking segment as mortgage rates have declined to historic lows.  We continue to invest resources in our mortgage business as we have increased our mortgage banking presence to 15 offices and have added over 50 loan origination officers and support staff during the last twelve months to help increase our market share. Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees and gains associated with our sales of loans to third party investors.  Direct costs associated with loan origination, such as commission and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities.

Management fee income, which represents the income earned for services George Mason provides to other mortgage companies and generally fluctuates based on the volume of loan sales, increased $200,000 to $883,000 for the three months ended June 30, 2012 as compared to $683,000 for the three months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, management fee income was $1.9 million and $982,000, respectively.   Increases in management fee income are a result of the aforementioned historically low interest rate environment and the current refinance boom occurring in our market.

Investment fee income decreased $62,000 to $649,000 for the three months ended June 30, 2012 compared to $711,000 for the same period of 2011.  For the each of six months ended June 30, 2012 and 2011, investment fee income was $1.3 million.

The increase in the cash surrender value of our bank-owned life insurance for the three and six months ended June 30, 2012 was $171,000, and $343,000, respectively.  For the same three and six month periods in 2011, income from bank-owned life insurance was $207,000 and $387,000, respectively.

For each three month and six months period ended June 30, 2012, we recorded no gains on sales of investment securities available-for-sale.  For the three and six months ended June 30, 2011, net gains on sales of investment securities available-for-sale were $423,000 and $826,000, respectively.  For the six months ended June 30, 2012, we recorded a loss on the sale of other real estate owned of $473,000.  No such loss was reported in the comparable period of 2011.

Noninterest income represented 44% and 28% of our total revenues for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, noninterest income as a percentage of our total revenues was 38% and 26%, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended June 30, 2012 was $20.4 million, compared to $16.3 million for the same period of 2011, an increase of $4.1 million, or 25%.  For the six months ended June 30, 2012 and 2011, noninterest expense was $38.5 million and $30.4 million, respectively.

For the quarter ended June 30, 2012, salaries and benefits expense increased to $10.9 million up from $7.9 million for the quarter ended June 30, 2011.  For the six months ended June 30, 2012 and 2011, salaries and benefits expense was $20.4 million and $14.6 million, respectively.  The increase in salaries and benefits expense is mostly related to increases in our business development personnel at our commercial banking and mortgage banking segments in addition to increases in the variable component of our compensation expense due to our increased level of net income.

Occupancy expense was $1.8 million for the three months ended June 30, 2012, an increase of $337,000 when compared to the same period of 2011.  For the six months ended June 30, 2012 and 2011, occupancy expense was $3.5 million and $2.9 million, respectively. The increase in occupancy expense during 2012 as compared to 2011 is primarily attributable due to an increase in mortgage banking offices as we strategically increase our market share in this line of business.

FDIC insurance premiums for the three months ended June 30, 2012 and 2011 were $326,000 and $610,000, respectively.  For the six months ended June 30, 2012 and 2011, FDIC insurance premiums were $653,000 and $1.2 million, respectively. Effective June 30, 2011, the FDIC changed the premium assessment calculation from a measure based on deposits to a measure based on net tangible assets.  This change has resulted in a decrease in premium for us.

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

Income Taxes

For the three months ended June 30, 2012, we recorded a provision for income taxes of $5.3 million, compared to $3.0 million for the same period of 2011.  Our effective tax rate for the three months ended June 30, 2012 and 2011 was 34.1% and 33.7%, respectively.  For the six months ended June 30, 2012, we recorded a provision for income taxes of $9.0 million, compared to $5.6 million for the same period in 2011. Our effective tax rate for the six months ended June 30, 2012 and 2011 was 33.7% and 33.6%, respectively. Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $2.71 billion and $2.60 billion at June 30, 2012 and December 31, 2011, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $313.0 million at June 30, 2012, compared to $310.5 million at December 31, 2011, an increase of $2.5 million. The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our investment securities portfolio.

Investment Securities

At June 30, 2012 and December 31, 2011

(In thousands)

	Amortized	Fair	Average
Available-for-sale at June 30, 2012	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$25,663	$27,699	3.01%
Five to ten years	30,175	33,117	3.01%
Total U.S. government-sponsored agencies	55,838	60,816	3.01%

Mortgage-backed securities (1)
Five to ten years	6,142	6,502	4.14%
After ten years	129,523	139,290	4.26%
Total mortgage-backed securities	135,665	145,792	4.25%

Tax exempt municipal securities (2)
One to five years	1,729	1,808	4.39%
Five to ten years	19,138	20,755	3.56%
After ten years	52,963	57,555	4.03%
Taxable municipal securities
Five to ten years	3,796	4,309	4.97%
After ten years	1,493	1,650	5.27%
Total municipal securities	79,119	86,077	3.99%

U. S. treasury securities
One to five years	4,957	5,141	2.36%
Total U.S. treasury securities	4,957	5,141	2.36%
Total investment securities available-for-sale	$275,579	$297,826	3.89%

	Amortized	Fair	Average
Held-to-maturity at June 30, 2012	Cost	Value	Yield
Mortgage-backed securities (1)
Five to ten years	1,362	1,460	4.71%
After ten years	3,163	3,364	4.27%
Total mortgage-backed securities	4,525	4,824	4.41%

Pooled trust preferred securities
After ten years	7,711	4,834	1.52%
Total pooled trust preferred securities	7,711	4,834	1.52%
Total investment securities held-to-maturity	12,236	9,658	2.59%

Total investment securities	$287,815	$307,484	3.84%

	Amortized	Fair	Average
Available-for-sale at December 31, 2011	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$5,254	$5,908	3.92%
Five to ten years	30,481	34,192	3.98%
Total U.S. government-sponsored agencies	35,735	40,100	3.97%

Mortgage-backed securities (1)
Five to ten years	7,477	7,867	4.08%
After ten years	150,073	159,227	4.29%
Total mortgage-backed securities	157,550	167,094	4.28%

Tax exempt municipal securities (2)
One to five years	240	258	4.30%
Five to ten years	17,185	18,794	3.50%
After ten years	53,825	58,364	4.03%
Taxable municipal securities
Five to ten years	3,305	3,656	4.96%
After ten years	1,991	2,113	5.21%
Total municipal securities	76,546	83,185	3.98%

U. S. treasury securities
One to five years	4,945	5,181	2.36%
Total U.S. treasury securities	4,945	5,181	2.36%
Total investment securities available-for-sale	$274,776	$295,560	4.12%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2011	Cost	Value	Yield
Mortgage-backed securities (1)
Five to ten years	$1,671	$1,783	4.71%
After ten years	3,444	3,651	4.22%
Total mortgage-backed securities	5,115	5,434	4.38%

Pooled trust preferred securities
After ten years	7,803	4,532	1.47%
Total pooled trust preferred securities	7,803	4,532	1.47%
Total investment securities held-to-maturity	12,918	9,966	2.63%

Total investment securities	$287,694	$305,526	4.05%

(1) Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

We complete reviews for other-than-temporary impairment at least quarterly.  As of June 30, 2012, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At June 30, 2012, 97% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $4.0 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At June 30, 2012, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

Our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.7 million of par value at June 30, 2012.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  One security has a composite rating of AA-, one security has a composite rating of A-, one of the securities has a composite rating of BB and the other security has a composite rating of B.  Observable trading activity remains limited for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  We do not intend to sell nor do we believe it is probable that we will be required to sell these pooled trust preferred securities prior to the recovery of our investment.

In one of the pooled trust preferred securities issues, 44% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $155 million of the remaining $293 million, or 54% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 47% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $111 million of the remaining $252 million, or 45% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 71% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $137 million of the remaining $156 million, or 88% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 58% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $259 million of the remaining $323 million, or 80% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio as of June 30, 2012 and December 31, 2011, and we do not continue to hold investment securities for which we previously recognized other-than-temporary impairment.

We hold $14.8 million in FHLB stock at June 30, 2012, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $1.75 billion and $1.63 billion at June 30, 2012 and December 31, 2011, respectively.  See the following table for details on the loans receivable portfolio. Loans held for sale at June 30, 2012 were $519.3 million compared to

$529.5 million at December 31, 2011.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At June 30, 2012 and December 31, 2011

(In thousands)

	June 30, 2012		December 31, 2011

Commercial and industrial	$226,727	12.94%	$244,874	14.98%
Real estate - commercial	766,438	43.74%	745,317	45.59%
Real estate - construction	360,808	20.59%	295,189	18.06%
Real estate - residential	275,759	15.74%	224,171	13.71%
Home equity lines	119,356	6.81%	122,130	7.47%
Consumer	3,232	0.18%	3,148	0.19%

Gross loans	$1,752,320	100.00%	1,634,829	100.00%

Net deferred (fees) costs	(3,605)		(2,947)
Less: allowance for loan losses	(26,660)		(26,159)

Loans receivable, net	$1,722,055		$1,605,723

Deposits

Total deposits were $1.99 billion at June 30, 2012 compared to $1.78 billion at December 31, 2011. During 2012, we have seen increases in our non-interest bearing checking products, interest checking, money market checking, savings and decreases in certificates of deposit. Increases in interest checking are related to our high yield checking promotion which occurred during the first quarter of 2012.  The decreases in certificates of deposit are a result of a decrease in brokered certificates of deposit at June 30, 2012 compared to December 31, 2011.  See the following table for details on certificates of deposit with balances of $100,000 or more.

We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).   CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At June 30, 2012 and December 31, 2011, we had $18.7 million and $303.2 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The decrease in our CDARS deposits is primarily due to our repayment of obligations the Company had in the network’s one-way buy program.  Brokered certificates of deposit not in the CDARS network were $274.1 million and $148.9 million at June 30, 2012 and December 31, 2011, respectively. We issued additional brokered certificates of deposit during 2012 to lock in low cost term funding to support the increase in our loans held for sale portfolio.

Certificates of Deposit of $100,000 or More

At June 30, 2012

(In thousands)

Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$42,989	$12,204	$55,193
Over three months through six months	26,906	9,897	36,803
Over six months through twelve months	79,529	10,559	90,088
Over twelve months	119,977	23,688	143,665
	$269,401	$56,348	$325,749

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds decreased $158.0 million to $352.4 million at June 30, 2012, compared to $510.4 million at December 31, 2011.  FHLB advances decreased $80.0 million to $215.0 million at June 30, 2012 compared to $295.0 million at December 31, 2011.  Customer repurchase agreements decreased $28.0 million to $71.8 million at June 30, 2012 compared to $99.8 million at December 31, 2011.  We had federal funds purchased of $45.0 million outstanding at June 30, 2012 compared to $95.0 million at December 31, 2011.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At June 30, 2012

(In thousands)

Advance Date	Term of Advance	Maturity or Call Date	Interest Rate	Amount Outstanding

Other short-term borrowed funds:
Customer repurchase agreements			0.25%	71,780
Federal funds purchased			0.39%	45,000
Total other short-term borrowed funds and weighted average rate			0.30%	$116,780

Other borrowed funds:
Trust preferred			4.07%	$20,619
FHLB advances - long term			4.45%	215,000
Other borrowed funds and weighted average rate			4.42%	$235,619

Total other borrowed funds and weighted average rate			3.05%	$352,399

Shareholders’ Equity

Shareholders’ equity at June 30, 2012 was $276.4 million compared to $257.8 million at December 31, 2011, an increase of $18.6 million, or 7%. The increase in shareholders’ equity at June 30, 2012 compared to December 31, 2011 is primarily attributable to net income of $17.8 million for the six months ended June 30, 2012.  In addition, accumulated other comprehensive income increased $2.3 million for the six months ended June 30, 2012.  Book value per share at June 30, 2012 was $9.45 compared to $8.83 at December 31, 2011. Tangible book value per share (which is book value per share adjusted for changes in other comprehensive income, less goodwill and other intangible assets) at June 30, 2012 was $8.62 compared to $8.08 at December 31, 2011.

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

For the three months ended June 30, 2012, the commercial banking segment recorded net income of $6.5 million compared to $5.6 million for the same period of 2011.  For the six months ended June 30, 2012, the commercial banking segment recorded net income of $12.2 million compared to $11.1 million for the same period of 2011.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At June 30, 2012, total assets for this segment were $2.63 billion, loans receivable, net of deferred fees and costs, were $1.75 billion and total deposits were $1.99 billion. At June 30, 2011, total assets for this segment were $2.13 billion, loans receivable, net of deferred fees and costs, were $1.44 billion and total deposits were $1.45 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason and Cardinal First. Both George Mason and Cardinal First engage primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended June 30, 2012 and 2011, the mortgage banking segment recorded net income of $4.4 million and $1.3 million, respectively.  For the six months ended June 30, 2012 and 2011, the mortgage banking segment recorded net income of $7.0 million and $1.8 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At June 30, 2012, total assets for this segment were $550.8 million; loans held for sale were $519.3 million and mortgage funding checks were $50.1 million. At June 30, 2011, total assets for this segment were $234.2 million; loans held for sale were $248.6 million and mortgage funding checks were $11.6 million.

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

For the three months ended June 30, 2012 and 2011, the wealth management and trust services segment recorded net income of $37,000 and of $16,000, respectively.  For the six months ended June 30, 2012 and 2011, the wealth management and trust services segment recorded net income of $8,000 and a net loss of $133,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At June 30, 2012, total assets were $527,000 and managed and custodial assets were $2.9 billion. At June 30, 2011, total assets were $547,000 and managed and custodial assets were $3.2 billion.

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

At June 30, 2012, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 11.74% and 12.92%, respectively. At December 31, 2011, our Tier 1 and total risk-based capital ratios were 11.29% and 12.49%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The increase in our risk-based capital ratios was primarily a result of the increase in shareholders’ equity (due to our recorded net income for the six months ended June 30, 2012) at June 30, 2012 compared to December 31, 2011.

The following table provides additional information pertaining to our capital ratios.

Capital Components

At June 30, 2012 and December 31, 2011

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Financial Corporation (Consolidated):	Amount	Ratio	Amount		Ratio	Amount		Ratio

At June 30, 2012
Total risk-based capital	$295,314	12.92%	$182,809	>	8.00%	$228,512	>	10.00%
Tier I risk-based capital	268,239	11.74%	91,405	>	4.00%	137,107	>	6.00%
Leverage capital ratio	268,239	10.57%	101,487	>	4.00%	126,859	>	5.00%

At December 31, 2011
Total risk-based capital	$278,385	12.49%	$178,364	>	8.00%	$222,955	>	10.00%
Tier I risk-based capital	251,811	11.29%	89,182	>	4.00%	133,773	>	6.00%
Leverage capital ratio	251,811	10.14%	99,319	>	4.00%	124,149	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio

At June 30, 2012
Total risk-based capital	$285,585	12.56%	$181,862	>	8.00%	$227,328	>	10.00%
Tier I risk-based capital	258,510	11.37%	90,931	>	4.00%	139,397	>	6.00%
Leverage capital ratio	258,510	10.24%	100,996	>	4.00%	126,245	>	5.00%

At December 31, 2011
Total risk-based capital	$265,668	11.98%	$177,479	>	8.00%	$221,849	>	10.00%
Tier I risk-based capital	239,093	10.78%	88,740	>	4.00%	133,110	>	6.00%
Leverage capital ratio	239,093	9.68%	98,783	>	4.00%	123,479	>	5.00%

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through

CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At June 30, 2012 and December 31, 2011, we had $18.8 million and $303.2 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The decrease in our CDARS deposits is primarily due to our repayment of obligations the Company had in the network’s one-way buy program.  Brokered certificates of deposit not in the CDARS network were $274.1 million and $148.9 million at June 30, 2012 and December 31, 2011, respectively. We issued additional brokered certificates of deposit during 2012 to lock in low cost term funding to support the increase in our loans held for sale portfolio.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $327.2 million at June 30, 2012 or 12% of total assets. We held investments that are classified as held-to-maturity in the amount of $12.2 million at June 30, 2012. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at June 30, 2012 was $227.1 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $138.5 million at June 30, 2012. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable.

During the second quarter of 2012, we completed a cost of funds reduction strategy with the FHLB to reduce the cost of $70.0 million in advances from an average of 3.70% to 2.94%, providing a cost savings of $532,000 annually.  As a result of this strategy, we extended the terms of these particular advances from the 3-5 year maturity term to the more than 5 year maturity term.

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

Contractual Obligations

At June 30, 2012

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$528,648	$280,288	$95,247	$149,666	$3,447

Brokered certificates of deposit	274,082	82,497	80,583	111,002	—

Advances from the Federal Home Loan Bank of Atlanta	215,000	—	—	145,000	70,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	28,387	6,110	5,659	8,544	8,074

Total	$1,066,736	$368,895	$181,489	$414,212	$102,140

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

At June 30, 2012 and December 31, 2011, commitments to extend credit were $1.09 billion and $849.4 million, respectively.  Standby letters of credit were $33.1 million and $30.8 million at June 30, 2012 and December 31, 2011, respectively. Commitments to extend credit of $473.3 million as of June 30, 2012 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $210.5 million as of December 31, 2011.  The increase in mortgage loan funding commitments is related to the increased origination production which occurred at our mortgage banking subsidiaries.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  During the past two years, we have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors.  As a result, we receive a limited number of additional claims.  As of June 30, 2012, the reserve for loan repurchases had a balance of $166,000.

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

At June 30, 2012, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.69% in a down 100 basis point scenario and would increase by less than 1.78% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.79% in a down 100 basis point scenario and would increase by less than 3.07% in an up 200 basis point scenario.

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

At June 30, 2012, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.69% in a down 100 basis point scenario and would increase by less than 1.78% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.79% in a down 100 basis point scenario and would increase by less than 3.07% in an up 200 basis point scenario.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Exchange Act). As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed, the Company was advised by letter dated July 1, 2011 that the U.S. Department of Justice (the “DOJ”) was prepared to file suit alleging that Cardinal Bank and George Mason Mortgage, LLC had violated the Fair Housing Act (the “FHA”) and Equal Credit Opportunity Act (the “ECOA”).

The Company was informed by letter dated May 11, 2012, that the DOJ has determined that it will not file a lawsuit at this time alleging that Cardinal Bank or George Mason Mortgage, LLC violated either the FHA or the ECOA.  No further action on this matter is required by the Company and there were no requirements or effect on the Company associated with the resolution of this matter.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)          For the three months ended June 30, 2012, we did not purchase shares of our common stock.

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

31.1         Rule 13a-14(a) Certification of Chief Executive Officer

31.2         Rule 13a-14(a) Certification of Chief Financial Officer

32.1         Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2         Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101                              The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2012	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2012	/s/ Jennifer L. Deacon
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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).