Form 10-K
period 2012-12-31
CARDINAL FINANCIAL CORP
filed 2013-03-14
CIK 1060523

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2012: $353,538,977.

         The number of shares outstanding of Common Stock, as of March 14, 2013, was 30,253,906.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

        George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through 16 offices located throughout the metropolitan Washington, D.C. region. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $6.6 billion in 2012 and $3.9 billion in 2011, excluding advances on construction loans and including loans purchased from other mortgage banking companies owned by local home builders but managed by George Mason. George Mason sells its mortgage loans to third party investors servicing released. The profitability of George Mason is cyclical as loan production levels are sensitive to changes in the level of interest rates and changes in local home buying activity, which may be seasonal or may be caused by tightening credit conditions or a deteriorating local economy.

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

        CWS provides brokerage and investment services through a contract with Raymond James Financial Services, Inc. Under this contract, CWS financial advisors can offer our customers an extensive range of financial products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income and equity securities and equity research and recommendations. CWS's principal source of revenue is the net commissions it earns on the purchases and sales of investment products to its customers.

        Wilson/Bennett provides professional investment management of financial assets with asset preservation as the primary goal. Clients include individuals, pension plans and medium sized corporations. Wilson/Bennett utilizes a value oriented investment approach and focuses on large capitalization stocks as well as cash management services. Wilson/Bennett earns fees based upon the market value of its clients' portfolios. During 2013, as part of our planned reorganization of our wealth management business segment, we will consolidate the Wilson/Bennett entity into CWS. A majority of Wilson/Bennett clients are expected to be serviced on the CWS platform beginning in the first half of 2013.

        Cardinal Bank has a trust division that acts as trustee or custodian for client assets and earns fees primarily based upon balances under management. The trust division diversifies the Bank's sources of non-interest income and allows us to provide additional services to our customers. During 2013, we are exiting the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage this platform. In addition, as a result of our current plans to reorganize our wealth management business segment, the majority of the remaining personal and commercial trust area of this business will consolidate into CWS.

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

        Capitalize on the current market conditions.    As the banking industry continues to restrict lending based on industry-wide asset quality limitations and capital constraints, we believe we are well positioned to take advantage of this void based on our strong balance sheet. We continue to see opportunities to grow our loan portfolio because the competition is distracted by current market conditions and their credit quality issues. We also continue to benefit from a move towards quality by well established business owners, including multi-generational businesses, seeking the safe and consistent reliable delivery of service that we are able to provide.

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

        Capitalize on the continued bank consolidation in our market.    We anticipate that bank mergers will result in further consolidation in our target market and we intend to capitalize on the dislocation of customers resulting from this consolidation. We believe this consolidation creates opportunities for expanding our branch network, as discussed above, as well as to increase our market share of bank deposits within our target market. We focus on building long term relationships with our clients and communities by providing personalized service from local management teams. We also will continue to explore the possibility of further growth through acquisition in Virginia, the metropolitan Washington, D.C. market, or other areas if we believe that such expansion will strengthen the Company by diversifying our customer base and sources of revenue and be accretive to earnings within a reasonable time frame.

        Expand our lending activities.    As of December 31, 2012, we have increased our legal lending limit to over $47.3 million as a result of retained earnings and our successful capital raise efforts during 2009. The increase in our legal lending limit allows us to further expand our commercial and real estate lending activities. It also improves our ability to seek business from larger government contractors, businesses who we believe are conservatively operated and well capitalized residential homebuilders. According to George Mason University's Center for Regional Analysis ("GMU-CRA"), federal procurement outlays in the greater Washington region declined 8.4% from 2010 to 2012. Federal procurement decreased from $80 billion in 2011 to $75.6 billion for 2012. As a result of the scheduled federal budget cuts this Spring 2013, we expect a significant impact to the economy in Greater Washington Metropolitan region. Economic impact could be in the form of a possible increase in unemployment in our region and restricted business development growth as companies adjust to the decreased levels of federal spending, all of which could decrease the growth in certain segments of our loan portfolio. It may also impact the credit quality of a portion of our loan portfolio that is dependent upon revenues from the federal government as a source of repayment. According to Dr. Stephen Fuller of GMU-CRA, procurement funds are expected to fall by about 2.3% to 17.4% in the greater Washington region's economy by 2015. Our goal is to aggressively grow our loan portfolio while maintaining superior asset quality through conservative underwriting practices as we operate in this challenging economic environment.

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

        Based on estimates released by the U.S. Census Bureau, the population of the greater Washington metropolitan area was approximately 5.58 million people in 2010, the eighth largest statistical area in the country. The median annual household income for this area in 2010 was approximately $84,500, which makes it one of the wealthiest regions in the country. For 2012, based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor, the unemployment rate for the greater Washington metropolitan area was approximately 5.0%, compared to a national unemployment rate of 7.8%. As of June 30, 2012, total deposits in this area were approximately $190 billion as reported by the Federal Deposit Insurance Corporation ("FDIC").

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

        Of the $190 billion in bank deposits in the greater Washington region at June 30, 2012, approximately 84% were held by banks that are either based outside of the greater Washington region or are operating wholesale banks that generate deposits nationally. Excluding institutions based outside our region, we have grown to the fifth largest financial institution headquartered in the greater Washington region as measured by total deposits. By providing competitive products and more personalized service and being actively involved in our local communities, we believe we can continue to increase our share of this deposit market.

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

        We expect to continue serving these business and professional markets with experienced commercial relationship managers, and we have increased our retail marketing efforts through the expansion of our branch network and development of additional retail products and services. We expanded our deposit market share through aggressive marketing of our First Choice Checking,

President's Club, Chairman's Club, Simply Savings and Monster Money Market relationship products and our Simply Checking product.

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

Lending

        We offer a full range of short to long-term commercial, real estate and consumer lending products and services, which are described in further detail below. We have established target percentage goals for each type of loan to insure adequate diversification of our loan portfolio. These goals, however, may change from time to time as a result of competition, market conditions, employee expertise, and other factors. Commercial and industrial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 12%, 46%, 21%, 14%, 6% and 1%, respectively of our loan portfolio at December 31, 2012.

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

        We offer Cardinal Mobile Banking to our customers. Customers who sign up for this service can access their accounts from any internet-enabled mobile device. Customers can check their balance, view account activity, transfer funds between deposit accounts, and may pay their bill online. Cardinal Mobile Banking is encrypted using the Wireless Transport Layer Security (WTLS) protocol, which provides the highest level of security available today. Additionally, all data that passes between the wireless gateway and Cardinal Bank's web servers is encrypted using Secure Socket Layer (SSL).

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

        During 2013, we expect to exit the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage this platform. In addition, as a result of our current plans to reorganize our wealth management business segment, the majority of the remaining personal and commercial trust area of this business is expected to consolidate into CWS. As part of this wealth management reorganization, we plan to consolidate Wilson/Bennett clients into CWS and begin servicing these clients as part of CWS beginning in the first half of 2013.

Employees

        At December 31, 2012, we had 706 full-time equivalent employees. None of our employees are represented by any collective bargaining unit. We believe our relations with our employees are good.

Government Supervision and Regulation

General

        As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare and pay to us. Our bank subsidiary is also subject to various consumer and compliance laws. As a state-chartered bank, the Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission. The Bank and its subsidiaries (George Mason and Cardinal First) also are subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation.

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

        Consumer Financial Protection Bureau.    The Financial Reform Act created a new, independent federal agency, the Consumer Financial Protection Bureau ("CFPB") having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Financial Reform Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the Financial Reform Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. The Financial Reform Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

        The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered "well-capitalized" at December 31, 2012 and, in addition, our bank subsidiary maintained sufficient capital to remain in compliance with capital requirements and is considered "well-capitalized" at December 31, 2012.

        The Financial Reform Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements. Under the Collins Amendment to the Financial Reform Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, bank holding companies on a consolidated basis. These minimum requirements cannot be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. Accordingly, our trust preferred securities will continue to qualify as Tier 1 capital.

        Proposed Changes in Capital Requirements.    In June 2012, the Federal Reserve, the FDIC and the OCC jointly issued proposed rules that would revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to be consistent with the agreements reached by the Basel Committee on Banking Supervision in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" ("Basel III") and certain provisions of the Financial Reform Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies ("banking organizations").

        Among other things, the proposed rules establish a new common equity tier 1 ("CET1") minimum capital requirement, introduce a "capital conservation buffer" and raise minimum risk-based capital requirements. Basel III establishes the CET1 to risk-weighted assets to 4.5%, and a capital conservation buffer of an additional 2.5%, raising the target CET1 to risk-weighted assets ratio to 7%. It requires banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.

        The proposed rules also introduce new methodologies for determining risk-weighted assets, including higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules indicate that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the regulatory agencies have recently indicated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013 and implementation has been delayed indefinitely.

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

Federal Reserve System

        In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts and demand deposit accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements. Effective January 1, 2013, the first $12.4 million of balances will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction account balances over $12.4 million to and including $79.5 million. A 10% reserve ratio will be applied to amounts in net transaction account balances in excess of $79.5 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of our interest-earning assets. Beginning October 2008, the Federal Reserve Banks pay financial institutions interest on their required reserve balances and excess funds deposited with the Federal Reserve. The interest rate paid is the targeted federal funds rate.

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

        GLBA and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank's primary federal regulator. A financial holding company or any of its subsidiaries will not be permitted to engage in new activities authorized under the GLBA if any bank subsidiary received less than a "satisfactory" rating in its latest Community Reinvestment Act examination.

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

  •
  Making permanent the $250,000 limit for federal deposit insurance;

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

        Dramatic declines in the housing market, with falling home prices and increasing foreclosures, followed by unemployment and under-employment, negatively impacted the credit performance of real estate related loans and consumer loans and resulted in significant write-downs of asset values by financial institutions in previous years. These write-downs spread to other securities and loans and caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Lenders and institutional investors reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reduction of business activity generally. While we have seen an improvement in economic trends, future economic pressure on consumers may adversely affect our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses. A worsening of conditions would likely exacerbate the adverse effects of current market conditions on us and others in the financial institutions industry.

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

Our mortgage banking revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits.

        Recently, we have significantly expanded our mortgage banking operations by adding mortgage loan officers and support staff, and this segment has become a larger portion of our consolidated business. Maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Recently, revenues from mortgage banking have increased due to our expansion; however, a significant portion of this increase is also due to a lowering interest rate environment that resulted in a high volume of mortgage loan refinancing activity, which may not continue at its recent pace. Loan production levels may also suffer if we experience a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our net income. In addition, the effect of any such slowdown in volume on our net income could be exacerbated by accounting rules which require mortgage revenues to be realized prior to certain associated expenses. See Note 2(p) to our Consolidated Financial Statements beginning on page 93 for a summary of this accounting policy.

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

        We are headquartered in Northern Virginia, and our market is the greater Washington, D.C. metropolitan area. Because our lending and deposit-gathering activities are concentrated in this market, we will be affected by the general economic conditions in the greater Washington area, which may, among other factors, be impacted by the level of federal government spending. Expected federal government cuts as a result of sequestration could severely impact negatively the unemployment rate in our region and business development activity. Changes in the economy, and government spending in particular, may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors, would impact these local economic conditions and the demand for banking products and services generally, and could negatively affect our financial condition and performance.

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

We may be subject to more stringent capital requirements, which could adversely affect our results of operations and future growth.

        In June 2012, federal regulators issued proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement the Basel III regulatory capital reforms and changes required by the Financial Reform Act. Many of these proposals could be applicable to us when adopted and effective, and if adopted in their current proposed form will add and change the definitions of "capital" for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes, and the right-weighting of various assets. The regulators have indefinitely delayed the start date for the Basel III capital rules. If implemented in their current form, however, these proposals could impact our capital treatment and the amount of capital required to support our business, especially on a risk-weighted basis. These increased capital requirements could adversely affect our results of operations and future growth opportunities.

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

        We may not be able to implement our growth strategy successfully if we are unable to identify attractive markets, locations or opportunities to expand. Our ability to successfully manage our growth will also depend upon our ability to maintain capital levels sufficient to support this growth, maintain effective cost controls and adequate asset quality such that earnings are not adversely impacted to a material degree.

        As we implement our growth strategy by opening new branches or acquiring branches or other banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new branches, we must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to branch aggressively could depress our earnings in the short run, even if we efficiently execute our branching strategy. In addition, failure to properly integrate or manage our expanded business could adversely effect our financial condition.

We have goodwill and other intangibles that may become impaired, and thus result in a charge against earnings.

        At December 31, 2012, we had $10.1 million of goodwill related to the George Mason acquisition. In addition, we have identified and recorded other intangible assets, such as customer relationships and trade names, as a result of the George Mason acquisition. The carrying amount of these intangibles at December 31, 2012 was $148,000. Goodwill and other intangibles are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred.

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

        The subprime mortgage market dislocation which occurred in prior years has impacted the ratings of certain monoline insurance providers which, in turn, affected the pricing of certain municipal securities and the liquidity of the short term public finance markets. We have some exposure to monolines and, as a result, are continuing to monitor this exposure. Additionally, unfavorable economic or political conditions and changes in government policy could impact the operating budgets or credit ratings of U.S. States and U.S. municipalities and expose us to credit risk.

        We have investments in pooled trust preferred securities, totaling $7.7 million at December 31, 2012. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. We own the A-3 tranches in each issue. Each of these bonds are rated by more than one rating agency. One security has a composite rating of AA-, one security has a composite rating of A-, one of the securities has a composite rating of BB+ and the other security has a composite rating of BB. There is minimal observable trading activity for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. These securities are classified as held-to-maturity. Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments and concluded that these securities are not other-than-temporarily impaired. However, if there are additional deferrals or defaults that impact the contractual cash flows within the tranches we own, we may be required to record an other-than-temporary impairment related to these securities, which could adversely affect our results of operations and financial condition.

Our concentration in commercial real estate and business loans may increase our future credit losses, which would negatively affect our financial results.

        We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Approximately 87% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region's real estate market, resulting in a further deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers' ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Commercial real estate and business loans increase our exposure to credit risks.

        At December 31, 2012, our portfolio of commercial and industrial and commercial real estate (including construction) totaled $1.42 billion, or 79% of total loans. We plan to continue to emphasize the origination of loans to small and medium-sized businesses as well as government contractors, professionals, such as physicians, accountants and attorneys, and commercial real estate developers and builders, which generally exposes us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and cash flows of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan. In addition, these small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected. This concentration also exposes us more to the market risks of real estate sales leasing and other activity in the areas we serve. An adverse change in local real estate conditions and markets could materially adversely affect the values of our loans and the real estate held as collateral for such loans, and materially affect our results of operations and financial condition.

        Federal bank regulatory agencies have released guidance on "Concentrations in Commercial Real Estate Lending" (the "Guidance"). The Guidance defines commercial real estate ("CRE") loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

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

If our allowance for loan losses is not adequate, our results of operations may be affected.

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

We may incur reduced earnings or losses if we are unable to successfully manage interest rate risk.

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

        Our ability to pay dividends is limited by banking laws and regulations and the need to maintain sufficient consolidated capital in the Company and in our subsidiaries. The ability of our bank subsidiary to pay dividends to us is limited by its obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on its dividends under federal and state bank regulatory requirements. In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve, regarding capital adequacy and dividends. The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred debt) on our financial condition. These guidelines also require that we review our net income for the current and past four quarters, and the level of dividends on common stock and other Tier 1 capital instruments for those periods, as well as our projected rate or earnings retention. Under the Federal Reserve's policy, the board of directors of a bank holding company should also consider different factors to ensure that its dividend level is prudent relative to the organization's financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer, or significantly reduce bank holding company's dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. If we do not satisfy these regulatory requirements or the Federal Reserve's policies, we will be unable to pay dividends on our common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Cardinal Bank, excluding its George Mason subsidiary, conducts its business from 27 branch offices. Nine of these facilities are owned and 18 are leased. Leased branch banking facilities range in size from 457 square feet to 9,000 square feet. Our leases on these facilities expire at various dates through 2021, and all but three of our leases have renewal options. Fourteen of our branch banking locations have drive-up banking capabilities and all have ATMs.

        Cardinal Wealth Services, Inc. conducts its business from one of Cardinal Bank's branch facilities.

        George Mason conducts its business from 16 leased facilities which range in size from 1,425 square feet to 32,308 square feet. The leases have various expiration dates through 2016 and ten of their 16 locations have renewal options.

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

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market Price for Common Stock and Dividends.    Our common stock is currently listed for quotation on the Nasdaq Global Select Market under the symbol "CFNL." As of February 20, 2013, our common stock was held by 591 shareholders of record. In addition, we estimate that there were 6,637 beneficial owners of our common stock who own their shares through brokers or banks.

        The high and low sale prices per share for our common stock for each quarter of 2012 and 2011 as reported on the market at the time and dividends declared during those periods were as follows:

	High	Low	Dividends
Periods Ended
2011
First Quarter	$12.14	$10.60	$0.03
Second Quarter	11.93	9.97	0.03
Third Quarter	11.81	8.59	0.03
Fourth Quarter	11.14	8.10	0.03
2012
First Quarter	$11.92	$10.28	$0.03
Second Quarter	12.50	10.98	0.04
Third Quarter	14.79	12.05	0.04
Fourth Quarter	16.66	13.13	0.09

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

        Since the inception of the program, we have purchased 477,608 shares of our common stock at a total cost of $4.1 million. All of these shares have been cancelled and retired. No shares were repurchased during 2012.

        Stock Performance Graph.    The graph set forth below shows the cumulative shareholder return on the Company's Common Stock during the five-year period ended December 31, 2012, as compared with: (i) an overall stock market index, the NASDAQ Composite; and (ii) a published industry index, the SNL Bank Index. The stock performance graph assumes that $100 was invested on December 31, 2007 in our common stock and each of the comparable indices and that dividends were reinvested.

Total Return Performance

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Cardinal Financial Corporation	100.00	61.37	94.77	127.11	118.69	182.82
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank	100.00	57.06	56.47	63.27	49.00	66.13

Item 6.    Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data:
Interest income	$115,050	$102,878	$96,633	$86,742	$88,611
Interest expense	24,047	23,716	27,588	36,200	45,638

Net interest income	91,003	79,162	69,045	50,542	42,973
Provision for loan losses	7,123	6,910	10,502	6,750	5,498

Net interest income after provision for loan losses	83,880	72,252	58,543	43,792	37,475
Non-interest income	63,392	34,333	27,389	23,348	17,812
Non-interest expense	79,317	64,465	59,469	52,427	55,913

Net income (loss) before income taxes	67,955	42,120	26,463	14,713	(626)
Provision (benefit) for income taxes	22,658	14,122	8,021	4,388	(912)

Net income	$45,297	$27,998	$18,442	$10,325	$286

Balance Sheet Data:
Total assets	$3,039,187	$2,602,716	$2,072,018	$1,976,185	$1,743,757
Loans receivable, net of fees	1,803,429	1,631,882	1,409,302	1,293,432	1,139,348
Allowance for loan losses	27,400	26,159	24,210	18,636	14,518
Loans held for sale	785,751	529,500	206,047	179,469	157,009
Total investment securities	286,420	310,543	344,984	378,753	315,539
Total deposits	2,243,758	1,775,260	1,403,725	1,297,005	1,179,844
Other borrowed funds	392,275	510,385	389,586	427,579	367,198
Total shareholders' equity	308,066	257,817	222,902	204,507	158,006
Common shares outstanding	30,226	29,199	28,770	28,718	24,014
Per Common Share Data:
Basic net income	$1.53	$0.95	$0.63	$0.38	$0.01
Fully diluted net income	1.51	0.94	0.62	0.37	0.01
Book value	10.19	8.83	7.75	7.12	6.58
Tangible book value(1)	9.85	8.47	7.38	6.64	5.99
Performance Ratios:
Return on average assets	1.70%	1.27%	0.92%	0.57%	0.02%
Return on average equity	16.02	11.58	8.44	5.53	0.18
Dividend payout ratio	0.13	0.12	0.12	0.10	3.38
Net interest margin(2)	3.61	3.81	3.68	2.94	2.78
Efficiency ratio(3)	51.37	56.80	61.67	70.95	91.98
Non-interest income to average assets	2.37	1.56	1.37	1.29	1.08
Non-interest expense to average assets	2.97	2.92	2.98	2.89	3.40
Loans receivable, net of fees to total deposits	80.38	91.92	100.40	99.72	96.57
Asset Quality Ratios:
Net charge-offs to average loans receivable, net of fees	0.35%	0.34%	0.37%	0.22%	0.24%
Nonperforming loans to loans receivable, net of fees	0.42	0.91	0.53	0.05	0.41
Nonperforming loans to total assets	0.25	0.57	0.36	0.04	0.27
Allowance for loan losses to nonperforming loans	359.30	176.45	320.03	2,677.59	310.81
Allowance for loan losses to loans receivable, net of fees	1.52	1.60	1.72	1.44	1.27
Capital Ratios:
Tier 1 risk-based capital	11.94%	11.29%	12.67%	12.97%	11.67%
Total risk-based capital	13.04	12.49	14.06	14.15	12.72
Leverage capital ratio	10.49	10.14	10.82	11.03	9.90
Other:
Average shareholders' equity to average total assets	10.59%	10.95%	10.93%	10.31%	9.74%
Average loans receivable, net of fees to average total deposits	83.43	93.27	96.28	97.57	96.00
Average common shares outstanding:
Basic	29,654	29,401	29,123	27,186	24,370
Diluted	29,996	29,784	29,608	27,674	24,837

(1)
Tangible book value is calculated as total shareholders' equity, less goodwill and other intangible assets, divided by common shares outstanding.

(2)
Net interest margin is calculated as net interest income divided by total average earning assets and reported on a tax equivalent basis at a rate of 35%.

(3)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2012 and 2011 and the results of our operations for the years ended December 31, 2012, 2011 and 2010. The discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

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

  •
  decrease in the volume of loan originations at our mortgage banking subsidiaries as a result of the cyclical nature of mortgage banking, changes in interest rates, economic conditions, decreased economic activity, and slowdowns in the housing market which would negatively impact the income recorded on the sales of loans held for sale;

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

        Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC ("George Mason") and Cardinal First Mortgage, LLC ("Cardinal First"), collectively the "mortgage banking" segment; and retail securities brokerage though Cardinal Wealth Services, Inc. ("CWS"), asset management through Wilson/Bennett Capital Management, Inc. ("Wilson/Bennett"), and trust, estate, custody, investment management and retirement planning through the trust division of Cardinal Bank, collectively the "wealth management and trust services" segment. During 2013, we expect to exit the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage this platform. In addition, as a result of our current plans to reorganize our wealth management business segment, the majority of the remaining personal and commercial trust area of this business is expected to consolidate into CWS.

        George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through 16 offices located throughout the metropolitan Washington region. George Mason does business in eight states, primarily Virginia and Maryland, and the District of Columbia. George Mason is one of the largest residential mortgage originators in the greater Washington, D.C. metropolitan area, generating originations of approximately $6.6 billion in 2012 and $3.9 billion in 2011, excluding advances on construction loans and including loans purchased from other mortgage banking companies which are owned by local home builders but managed by George Mason (the "managed companies"). George Mason's primary sources of revenue include loan origination fees, net interest income earned on loans held for sale, gains on sales of loans and contractual management fees earned relating to services provided to other mortgage companies owned by local home builders. At the time we enter into an interest rate lock arrangement with the borrower, we enter into a loan forward sale commitment with a third party. Our mortgage loans are then sold servicing released.

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

        Wilson/Bennett provides asset management services to certain of our customers. Wilson/Bennett uses a value-oriented approach that focuses on large capitalization stocks. Wilson/Bennett's primary source of revenue is management fees earned on the assets it manages for its customers. These management fees are generally based upon the market value of managed and custodial assets and, accordingly, revenues from Wilson/Bennett will be, assuming a consistent customer base, more when appropriate indices, such as the S&P 500, are higher and lower when such indices are depressed. During 2013, as part of our planned reorganization of our wealth management business segment, we plan to consolidate the Wilson/Bennett entity into CWS. A majority of Wilson/Bennett clients will be serviced on the CWS platform beginning in the first half of 2013.

        We formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and pay interest at a rate equal to LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. These securities are redeemable at par. The interest rate on this debt was 2.71% at December 31, 2012. We have guaranteed payment of these securities. The $20.6 million payable by us to Cardinal Statutory Trust I is included in other borrowed funds in the consolidated statements of condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as we are not the primary beneficiary of this entity. We utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

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

        Net interest income and non-interest income represented the following percentages of total revenue, which is calculated as net interest income plus non-interest income, for the three years ended December 31, 2012:

	Net Interest Income	Non-Interest Income
2012	58.9%	41.1%
2011	69.8%	30.2%
2010	71.6%	28.4%

        Non-interest income was a larger percentage of our total revenue for 2012 than in 2011 because of the increase in realized and unrealized gains from mortgage banking activities. During 2012 and 2011, we strategically increased the number of loan originators and mortgage banking offices to increase the revenues from the business line. During 2010, we managed our balance sheet growth and strategically decreased the interest rates we paid on our deposit liabilities in order improve our net interest margin.

2012 Economic Environment

        The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms. The global economy continued to recover modestly during 2012. The U.S. economy expanded only modestly during 2012, as a promising beginning with an improving labor market gave way to a slowdown in domestic demand early in the year. By mid-year, the labor market softened, followed by a sharp reversal in the stock market and in consumer sentiment. Increasing oil prices along with financial market anxiety due to the European sovereign debt crisis and difficult U.S. budget negotiations related to the federal debt ceiling, contributed to the weakness. Domestic demand increased in the second half of 2012, which eased U.S. recessionary fears. During the fourth quarter of 2012, the stock market rebounded, consumer confidence edged up and labor markets began to show signs of improvement. The unemployment rate at December 31, 2012 was 7.9% down from 8.5% at the end of 2011.

        Year-over-year inflation drifted higher over the first three quarters of 2012, partially as result of increased energy costs, before edging lower in the fourth quarter. Bond yields fell during the third quarter as a result of the European sovereign debt crisis, the U.S. debt ceiling debate and fears of recession. The Federal Reserve has continued with additional rounds of quantitative easing. As a result, bond yields continued to hold near all-time post-Great Depression lows during 2012. This low interest rate environment spurred a huge refinancing boom during the summer of 2012, which contributed to our increased level of revenues from our mortgage banking segment.

        Although economic conditions remain unsettled, the metropolitan Washington, D.C. area, the region we operate in, continued to perform relatively well, compared to other regions. The unemployment rate in the Washington, D.C. metropolitan area did not increase to the same level as the national unemployment rate, and commercial and residential real estate values held up well compared to other regions. However, as the federal government has announced spending cuts which is a principal economic driver in our region, we expect growth in the local economy to be slower than that of the U.S. The full extent of federal budget cuts will most likely be felt after March 2013.

        Our credit quality continues to remain strong despite the challenging economic environment. At December 31, 2012, we had non-accrual loans totaling $7.6 million and no loans contractually past due 90 days or more and still accruing as to principal or interest. Annualized net charge-offs were 0.35% of our average loans receivable for the year ended December 31, 2012. Due to continued low mortgage loan rates, originations from our mortgage banking segment for 2012 were almost double that of 2011. As a result, net income from our mortgage banking segment increased to $17.6 million for the year ended December 31, 2012 compared to net income of $7.8 million for the year ended December 31, 2011.

        Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $7.7 million in par value of pooled trust preferred securities, which are significantly below book value as of December 31, 2012 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.

        We expect challenging economic and operating conditions and an evolving regulatory regime to continue for the foreseeable future. These conditions could continue to affect the markets in which we do business and could adversely impact our results for 2013. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions and the nature of new banking regulations.

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

Allowance for Loan Losses

        We maintain the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in our loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters, may impact our assessment of possible credit losses. As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies, non-accrual loans, charged-off loans, changes in volume and term of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions, and concentrations of credit, competition, and loan review results to support our estimates.

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

        Our peer groups are defined by selecting commercial banking institutions of similar size within Virginia and Maryland. This is known as our custom peer group. We have identified 18 banks for our custom peer group which are within $500 million to $4 billion in total assets, the majority of whom are geographically concentrated in the Washington metropolitan area in which we operate as this area has seen less of an economic downturn than other areas of the country. We evaluate the loan quality indicators of our custom peer group to those within our national FDIC peer group, all banks in Virginia, and all banks in Maryland. These baseline peer group loss rates are then adjusted by an estimated loss emergence factor in order to determine loss coverage for pass-level credits. Finally, we make adjustments to these loss factors based on an analysis of our loan portfolio characteristics, trends, economic considerations and other conditions that should be considered in assessing our credit risk. Our peer loss rates are updated on at least an annual basis.

        In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. In certain cases, we apply, in accordance with regulatory guidelines, a 5% loss factor to loans classified as special mention, a 15% loss factor to loans classified as substandard and a 50% loss factor to loans classified as doubtful. Loans classified as loss loans are fully reserved or charged off. However, in most instances, we evaluate the impairment of certain loans on a loan by loan basis for those loans that are adversely risk rated. For these loans, we analyze the fair value of the collateral underlying the loan and consider estimated costs to sell the collateral on a discounted basis. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) we recognize an impairment and establish a specific reserve for the impaired loan. Because of the limited number of impaired loans in our portfolio, we are able to evaluate each impaired loan individually and therefore our specific reserves for impaired loans are generally less than those recommended by the listed regulatory guidelines above.

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

Accounting for Impairment Testing of Goodwill

        During 2011, the Financial Accounting Standards Board, ("FASB"), issued Accounting Standards Update 2011-08 ("ASU 2011-08"), Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. We perform our annual review of the goodwill related to our mortgage banking segment during the third quarter.

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

        The FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. The ASU, which applies to all public, private, and not-for-profit organizations, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard will not have a material impact on our consolidated financial condition or results of operations.

Financial Overview

        The year ended December 31, 2012 was our fourth consecutive year of record profitability for us. For the year, we reported net income of $45.3 million on a consolidated basis. The commercial banking segment recorded net income of $30.5 million and our mortgage banking segment recorded net income of $17.6 million. The wealth management and trust services business segment reported a net loss of $19,000 for the year ended December 31, 2012.

        For the year ended December 31, 2011, we reported net income of $28.0 million on a consolidated basis. The commercial banking segment recorded net income of $23.1 million and our mortgage banking segment recorded net income of $7.8 million. The wealth management and trust services business segment reported a net loss of $29,000 for the year ended December 31, 2011.

2012 Compared to 2011

        At December 31, 2012, total assets were $3.04 billion, an increase of 16.8%, or $436.5 million, from $2.60 billion at December 31, 2011. Total loans receivable, net of deferred fees and costs, increased 10.5%, or $171.5 million, to $1.80 billion at December 31, 2012, from $1.63 billion at December 31, 2011. Total investment securities decreased by $24.1 million, or 7.8%, to $286.4 million at December 31, 2012, from $310.5 million at December 31, 2011. Total deposits increased 26.4%, or $468.5 million, to $2.24 billion at December 31, 2012, from $1.78 billion at December 31, 2011. Other borrowed funds, which primarily include customer repurchase agreements, federal funds sold and Federal Home Loan Bank ("FHLB") advances, decreased $118.1 million to $392.3 million at December 31, 2012, from $510.4 million at December 31, 2011.

        Shareholders' equity at December 31, 2012 was $308.1 million, an increase of $50.3 million from $257.8 million at December 31, 2011. The increase in shareholders' equity was primarily attributable to the recognition of net income of $45.3 million for the year ended December 31, 2012. Accumulated other comprehensive income increased $1.5 million for the year ended December 31, 2012, primarily as a result of the increase in market value of our available-for-sale investment securities portfolio. Total shareholders' equity to total assets at December 31, 2012 and 2011 was 10.1% and 9.9%, respectively. Book value per share at December 31, 2012 and 2011 was $10.19 and $8.83, respectively. Total risk-based capital to risk-weighted assets was 13.04% at December 31, 2012 compared to 12.49% at December 31, 2011. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2012.

        We recorded net income of $45.3 million, or $1.51 per diluted common share, for the year ended December 31, 2012, compared to net income of $28.0 million, or $0.94 per diluted common share, in 2011. Net interest income increased $11.8 million to $91.0 million for the year ended December 31, 2012, compared to $79.2 million for the year ended December 31, 2011, a result of our balance sheet management and strategically decreasing the rates we pay on our deposits and other borrowed funds. Provision for loan losses increased $213,000 to $7.1 million for the year ended December 31, 2012, compared to $6.9 million for 2011. Non-interest income increased $29.1 million to $63.4 million for the year ended December 31, 2012 as compared to $34.3 million for 2012 due primarily to increases in realized and unrealized gains on loan sales and management fee income from our mortgage banking subsidiaries. Noninterest expense was $79.3 million for the year ended December 31, 2012, an increase of $14.8 million, or 23.0%, compared to $64.5 million for the year ended December 31, 2011. The increase in noninterest expense was primarily related to increases in salaries and benefits expense, and occupancy expense.

        The return on average assets for the years ended December 31, 2012 and 2011 was 1.70% and 1.27%, respectively. The return on average equity for the years ended December 31, 2012 and 2011 was 16.02% and 11.58%, respectively.

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

        See the table below for the components of our calculation of our efficiency ratio as of December 31, 2012, 2011, and 2010. Our efficiency ratio has decreased over the last several years as our net interest income and non-interest income have increased more so than our non-interest expense thereby decreasing our efficiency ratio.

Efficiency Ratio Calculation
Years Ended December 31, 2012, 2011, and 2010
(In thousands, except per share data)

Calculation of efficiency ratio(1):	2012	2011	2010
Net interest income	$91,003	$79,162	$69,045
Non-interest income	63,392	34,333	27,389

Total net interest income and non-interest income for efficiency ratio	154,395	113,495	96,434

Non-interest expense	79,317	64,465	59,469
Efficiency ratio	51.37%	56.80%	61.67%

(1)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income

Statements of Income

Net Interest Income/Margin

        Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Interest rates have remained at historic lows for the last several years as the Federal Reserve has had an extremely accommodative policy. We expect this low interest rate environment to continue through 2014. See "Interest Rate Sensitivity" for further information.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012			2011			2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1)(2):
Commercial and industrial	$228,407	$9,528	4.16%	$202,441	$8,956	4.40%	$163,497	$7,507	4.58%
Real estate—commercial	750,979	40,566	5.40%	669,841	39,764	5.92%	609,568	38,193	6.23%
Real estate—construction	341,365	18,070	5.29%	250,897	13,977	5.57%	204,167	11,474	5.62%
Real estate—residential	246,622	11,826	4.79%	216,065	10,878	5.03%	227,950	11,768	5.16%
Home equity lines	119,902	4,451	3.71%	122,090	4,533	3.71%	119,686	4,361	3.64%
Consumer	3,568	179	5.01%	3,120	167	5.35%	2,690	157	5.87%

Total loans(1)(2)	1,690,843	84,620	5.00%	1,464,454	78,275	5.35%	1,327,558	73,460	5.53%

Loans held for sale	486,134	19,018	3.91%	244,542	10,767	4.40%	194,928	9,039	4.64%
Investment securities available-for-sale(2)	266,092	11,567	4.35%	320,138	14,097	4.40%	307,612	13,799	4.49%
Investment securities held-to-maturity	12,173	304	2.50%	16,124	440	2.73%	28,476	935	3.28%
Other investments	15,123	257	1.70%	15,723	124	0.79%	15,728	54	0.34%
Federal funds sold	72,176	183	0.25%	38,139	88	0.23%	20,011	46	0.23%

Total interest-earning assets and interest income(2)	2,542,541	115,949	4.56%	2,099,120	103,791	4.94%	1,894,313	97,333	5.14%

Noninterest-earning assets:
Cash and due from banks	16,273			14,609			12,893
Premises and equipment, net	18,874			17,943			16,436
Goodwill and other intangibles, net	10,394			10,593			13,587
Accrued interest and other assets	110,652			89,205			81,988
Allowance for loan losses	(27,101)			(24,524)			(21,306)

Total assets	$2,671,633			$2,206,946			$1,997,911

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$281,807	$2,457	0.87%	$133,841	$255	0.19%	$133,105	$466	0.35%
Money markets	305,058	1,039	0.34%	163,856	673	0.41%	109,771	618	0.56%
Statement savings	217,797	650	0.30%	238,165	861	0.36%	272,843	1,423	0.52%
Certificates of deposit	888,661	10,693	1.20%	776,585	11,771	1.52%	661,906	13,054	1.97%

Total interest-bearing deposits	1,693,323	14,839	0.88%	1,312,447	13,560	1.03%	1,177,625	15,561	1.32%

Other borrowed funds	318,240	9,208	2.89%	365,724	10,156	2.78%	376,508	12,027	3.19%

Total interest-bearing liabilities and interest expense	2,011,563	24,047	1.20%	1,678,171	23,716	1.41%	1,554,133	27,588	1.78%

Noninterest-bearing liabilities:
Demand deposits	333,496			257,620			201,262
Other liabilities	43,831			29,400			24,059
Common shareholders' equity	282,743			241,755			218,457

Total liabilities and shareholders' equity	$2,671,633			$2,206,946			$1,997,911

Net interest income and net interest margin(2)		$91,902	3.61%		$80,075	3.81%		$69,745	3.68%

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%.

 Rate and Volume Analysis
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012 Compared to 2011.			2011 Compared to 2010.
	Average Volume(3)	Average Rate	Increase (Decrease)	Average Volume(3)	Average Rate	Increase (Decrease)
Interest income:
Loans(1)(2):
Commercial and industrial	$1,126	$(554)	$572	$1,808	$(359)	$1,449
Real estate—commercial	4,666	(3,864)	802	3,642	(2,071)	1,571
Real estate—construction	5,040	(947)	4,093	2,626	(123)	2,503
Real estate—residential	1,563	(615)	948	(614)	(276)	(890)
Home equity lines	(81)	(1)	(82)	88	84	172
Consumer	24	(12)	12	26	(16)	10

Total loans(1)(2)	12,338	(5,993)	6,345	7,576	(2,761)	4,815

Loans held for sale	10,637	(2,386)	8,251	2,301	(573)	1,728
Investment securities available-for-sale(2)	(2,380)	(150)	(2,530)	562	(264)	298
Investment securities held-to-maturity	(108)	(28)	(136)	(406)	(89)	(495)
Other investments	(5)	138	133	(0)	70	70
Federal funds sold	79	16	95	42	0	42

Total interest income(2)	20,561	(8,403)	12,158	10,075	(3,617)	6,458

Interest expense:
Interest-bearing deposits:
Interest checking	282	1,920	2,202	3	(214)	(211)
Money markets	580	(214)	366	304	(249)	55
Statement savings	(74)	(137)	(211)	(181)	(381)	(562)
Certificates of deposit	1,699	(2,777)	(1,078)	2,262	(3,545)	(1,283)

Total interest-bearing deposits	2,487	(1,208)	1,279	2,388	(4,389)	(2,001)

Other borrowed funds	(1,319)	371	(948)	(344)	(1,527)	(1,871)

Total interest expense	1,168	(837)	331	2,044	(5,916)	(3,872)

Net interest income(2)	$19,393	$(7,566)	$11,827	$8,031	$2,299	$10,330

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

2012 Compared to 2011

        Net interest income for the year ended December 31, 2012 was $91.0 million, compared to $79.2 million for the year ended December 31, 2011, an increase of $11.8 million, or 15.0%. The increase in net interest income was primarily a result of our continuing to strategically decrease rates on our deposit products and other borrowed funds during 2012 compared with 2011, in addition to increases in our interest-earning assets during 2012. In 2012, we completed a blend and extend cost reduction strategy during the second quarter on certain of our FHLB advances. We expect that this strategy will reduce our interest expense by approximately $500,000 annually. During 2011, we extinguished $55.0 million in FHLB advances which had an average cost of 2.87%, or $1.6 million annually. As part of the prepayment arrangement with the FHLB, we paid a one-time penalty of $2.3 million related to these advances. We replaced these advances with lower-cost longer-term funding from the FHLB. This expense is reported in the non-interest expense section of our consolidated statements of income and no such expense occurred during 2012 or 2010.

        Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2012 and 2011 was 3.61% and 3.81%, respectively. The decrease in our net interest margin was primarily a result of a decrease in the yields on our interest-earnings assets offset partially by our ability to decrease interest rates on deposits and balance sheet management. Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our federal statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

        The average yield on interest-earning assets decreased to 4.56% in 2012 from 4.94% in 2011, and our cost of interest-bearing liabilities decreased to 1.20% in 2012 from 1.41% in 2011. The cost of other borrowed funds, which generally are shorter term fundings and which we continued to utilize during 2012 to help fund our balance sheet growth and support our loans held for sale portfolio, increased 11 basis points to 2.89% in 2012 from 2.78% in 2011. The cost of deposit liabilities decreased 15 basis points to 0.88% in 2012 from 1.03% for 2011.

        Total average earning assets increased by 21.1% to $2.5 billion at December 31, 2012 compared to $2.1 billion at December 31, 2011. The increase in our earnings assets were primarily driven by an increase in average loans receivable of $226.4 million and an increase in our inventory of loans held for sale of $241.6 million. These increases were funded by an increase in interest-bearing deposits of $380.9 million and an increase in noninterest-bearing deposits of $75.9 million.

        Average loans receivable increased $226.4 million to $1.69 billion during 2012 from $1.46 billion in 2011. Average balances of nonperforming loans, which consist of non-accrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2012 and 2011. Additional interest income of approximately $326,000 for 2012 and $766,000 for 2011 would have been realized had all nonperforming loans performed as originally expected. Nonperforming loans exclude those loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

        Average interest-bearing deposits increased $380.9 million to $1.69 billion in 2012 from $1.31 billion in 2011. The largest increase in average interest-bearing deposit balances was in our interest checking, which increased $148.0 million compared to 2011. In addition, money market deposits increased $141.2 million to $305.1 million for 2012 compared to $163.9 million for 2011. Overall, the increase in our deposits was a result of our core deposit generating First Choice Checking campaign which began in early 2012. This marketing campaign generated over $180 million in new money depositors and offered an initial rate of interest of 2.01%. During the fourth quarter of 2012, we decreased the interest rate 81 basis points to 1.20% and experienced no depositor attrition as a result of the rate decrease. Average statement savings decreased $20.4 million to $217.8 million for 2012 compared to $238.2 million for 2011. Average certificates of deposit increased $112.1 million to $888.7 million during 2012 as compared to 2011.

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

        Average loans receivable increased $136.9 million to $1.46 billion during 2011 from $1.33 billion in 2010. Average balances of nonperforming loans are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2011 and 2010. Additional interest income of approximately $766,000 for 2011 and $643,000 for 2010 would have been realized had all nonperforming assets performed as originally expected.

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

        At December 31, 2012, our asset/liability position was neutral based on our interest rate sensitivity model. Our net interest income would decrease by less than 2.00% in a down 100 basis point scenario and would increase by less than 3.01% in an up 200 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would decrease by less than 3.46% in a down 100 basis point scenario and would increase by less than 4.25% in an up 200 basis point scenario.

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

        The provision for loan losses was $7.1 million and $6.9 million for the years ended December 31, 2012 and 2011, respectively. The allowance for loan losses at December 31, 2012 was $27.4 million compared to $26.2 million at December 31, 2011. Our allowance for loan loss ratio as a percent of total loans at December 31, 2012 was 1.52% compared to 1.60% at December 31, 2011. The decrease in the allowance for loan loss ratio is a direct result of a decrease in our watch-list credits, recoveries recorded during 2012, and favorable adjustments to the expected loss factors and other inputs we use to calculate our loan loss reserves as described above in "Critical Accounting Policies—Allowance for Loan Losses". While we continue to report strong credit quality in our loan portfolio, we have experienced increases in our nonperforming assets as compared to historical periods and a modest increase in net charge-offs as we work out our problem credits. During 2012, our level of nonperforming assets decreased as we charged-off certain credits that we had been monitoring for several years. Because the financial conditions of these borrowers have not improved we have taken aggressive action to resolve these credit issues. We recorded net loan charge-offs of $5.9 million and $5.0 million for the years ended December 31, 2012 and 2011, respectively. During 2012, we charged-off $6.2 million in commercial and industrial loans, residential loans of $751,000 and consumer loans of $15,000. Annualized net charged-off loans was 0.35% of average loans receivable for the year ended December 31, 2012, compared to 0.34% for the year ended December 31, 2011. Non-accrual loans totaled $7.6 million at December 31, 2012 compared to $14.6 million at December 31, 2011.

        A sluggish job market and declining home values could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which could impact our charge-offs and provision for loan losses. Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At December 31, 2012, our commercial real estate portfolio (including construction lending) portfolio was 66.5% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level or our credit exposure to individual entities and industries, may not function as we have anticipated.

        The provision for loan losses was $10.5 million for 2010. Net charge-offs for the year ended December 31, 2010 was $4.9 million.

        See "Critical Accounting Policies" above for more information on our allowance for loan losses methodology.

        The following tables present additional information pertaining to the activity in and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Allowance for Loan Losses
Years Ended December 31, 2012, 2011, 2010, 2009, and 2008
(In thousands)

	2012	2011	2010	2009	2008
Beginning balance, January 1	$26,159	$24,210	$18,636	$14,518	$11,641
Provision for loan losses	7,123	6,910	10,502	6,750	5,498
Loans charged off:
Commercial and industrial	(6,153)	(5,057)	(3,187)	(876)	(1,188)
Residential	(751)	(577)	(2,064)	(1,756)	(576)
Consumer	(15)	(20)	(50)	(6)	(892)

Total loans charged off	(6,919)	(5,654)	(5,301)	(2,638)	(2,656)
Recoveries:
Commercial and industrial	756	340	3	5	8
Residential	277	338	219	—	—
Consumer	4	15	151	1	27

Total recoveries	1,037	693	373	6	35
Net (charge offs) recoveries	(5,882)	(4,961)	(4,928)	(2,632)	(2,621)
Ending balance, December 31,	$27,400	$26,159	$24,210	$18,636	$14,518

	2012	2011	2010	2009	2008
Loans:
Balance at year end	$1,803,429	$1,631,882	$1,409,302	$1,293,432	$1,139,348
Allowance for loan losses to loans receivable, net of fees	1.52%	1.60%	1.72%	1.44%	1.27%
Net charge-offs to average loans receivable	0.35%	0.34%	0.37%	0.22%	0.24%

 Allocation of the Allowance for Loan Losses
At December 31, 2012, 2011, 2010, 2009, and 2008
(In thousands)

	2012		2011		2010
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$525	12.35%	$3,390	14.98%	$2,941	14.20%
Real estate—commercial	17,990	45.80%	13,377	45.59%	10,558	44.73%
Real estate—construction	7,675	20.69%	6,495	18.06%	7,593	17.01%
Real estate—residential	857	14.42%	1,709	13.71%	1,875	15.39%
Home equity lines	266	6.51%	1,119	7.47%	1,175	8.46%
Consumer	87	0.23%	69	0.19%	68	0.21%

Total allowance for loan losses	$27,400	100.00%	$26,159	100.00%	$24,210	100.00%

	2009		2008
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,797	12.45%	$2,129	14.12%
Real estate—commercial	9,666	45.80%	6,110	41.41%
Real estate—construction	2,829	14.80%	3,118	16.53%
Real estate—residential	2,096	17.67%	2,138	18.57%
Home equity lines	1,182	9.07%	965	9.16%
Consumer	66	0.21%	58	0.21%

Total allowance for loan losses	$18,636	100.00%	$14,518	100.00%

*
Percentage of loan type to the total loan portfolio.

Non-Interest Income

        The following table provides detail for non-interest income for the years ended December 31, 2012, 2011, and 2010.

Non-Interest Income
Years Ended December 31, 2012, 2011, and 2010
(In thousands)

	2012	2011	2010
Insufficient funds fee income	$369	$371	$515
Service charges on deposit accounts	558	572	559
Other fee income on deposit accounts	251	159	107
ATM transaction fees	736	665	700
Credit card fees	127	116	99
Loan service charges	1,472	1,210	668
Title Insurance & other income	2,489	1,408	1,544
Investment fee income	2,623	2,546	4,088
Realized and unrealized gains on mortgage banking activities	47,794	20,529	13,860
Net realized gains on investment securities available-for-sale	—	2,397	726
Net realized gain on investment securities—trading	158	144	188
Management fee income	4,082	3,406	3,657
Bank-owned life insurance income	3,072	796	646
Litigation recovery on previously impaired investment	—	—	87
Gain (loss) on sale of real estate	(333)	—	(76)
Other income (loss)	(6)	14	21

Total non-interest income	$63,392	$34,333	$27,389

        Non-interest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Non-interest income for the years ended December 31, 2012 and 2011 was $63.4 million and $34.3 million, respectively.

        The increase in non-interest income for the year ended December 31, 2012, compared to the same period of 2011, is primarily the result of an increase in realized and unrealized gains on mortgage banking activities and management fee income from our mortgage banking segment. Realized and unrealized gains on mortgage banking activities increased $27.3 million to $47.8 million for the year ended December 31, 2012, compared to $20.5 million for 2011. For the year ended December 31, 2012, gains on sales of mortgage loans totaled $47.8 million, comprised of $32.1 million in realized gains and a $15.7 million fair value increase. For the year ended December 31, 2011, gains on sales of mortgage loans totaled $20.5 million, which included realized gains of $14.4 million and a $6.1 million fair value increase. For the year ended December 31, 2012, we closed $6.6 billion in mortgage originations compared to $3.9 billion in 2011. Refinance activity represented approximately 63% of the originations during 2012, an increase from 51% experienced during 2011. The increase in realized and unrealized gains on mortgage banking activities is directly related to the substantial increase in loan origination and sales volume occurring in the mortgage banking segment during 2012 as compared to 2011, as mortgage rates declined to historic lows. Included in realized and unrealized gains on mortgage banking activities are any origination, underwriting, and discount points and other funding fees and gains associated with our sales of loans to third party investors. Direct costs associated with the loan origination, such as commissions and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities.

        Over the past 12 months, we have increased our mortgage banking presence to 16 offices and have added over 50 loan origination officers and support staff to help increase our market share. Maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Revenues from mortgage banking increased due in part to our expansion in 2012. However, a significant portion of this increase was also due to a lowering interest rate environment that resulted in a high volume of mortgage loan refinancing activity. We do not expect refinancing activities to continue at the 2012 pace. Loan production levels may also suffer if we experience a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities compared to 2012 levels. As a result, these conditions would also adversely affect our net income.

        Management fee income, which represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales, increased $676,000 to $4.1 million during 2012 as compared to $3.4 million in 2011. The increase in management fee income is a result of the aforementioned historically low interest rate environment and the current refinance boom occurring in our market.

        Investment fee income increased $77,000 to $2.6 million for the year ended December 31, 2012, compared to $2.5 million for 2011. Investment fee income includes net commissions earned at CWS and income earned at Wilson/Bennett and from our trust division. During 2011, we completed negotiations of our service agreement with one of our largest wealth management clients. While we were successful in retaining this client, in order to remain competitive in the negotiations process, we had to significantly decrease the fees we charge for our services to this particular client.

        Service charges on deposit accounts increased $147,000 to $1.9 million for the year ended December 31, 2012, compared to $1.8 million for the year ended December 31, 2011. Service charges on deposit accounts include insufficient funds fee income, service charges on deposit accounts, other fee income on deposit accounts and ATM transaction fees as shown in the table above. Loan fees totaled $1.6 million for the year ended December 31, 2012, an increase of $273,000, compared to $1.3 million for the year ended December 31, 2011. Title insurance and other income totaled $2.5 million for the year ended December 31, 2012, an increase of $1.1 million, compared to $1.4 million for the year ended December 31, 2011. The increase in title insurance and other income is primarily a result of an increase in fee income earned by George Mason's title company during 2012.

        For the year ended December 31, 2012, the increase in the cash surrender value of our bank-owned life insurance was $3.1 million, an increase of $2.3 million when compared to the same period of 2011. We received a death benefit payment of $6.6 million which resulted in an increase in non-interest income of $2.4 million. The remaining increase is a result of the increase in the earnings of the underlying investment assets of our bank-owned life insurance.

        For the year ended December 31, 2012, we recorded no gains on sales of investment securities available-for-sale compared to net gains of $2.4 million for the same period of 2011. During 2011, we had mortgage-backed investment securities available-for-sale that were paying off rapidly due to mortgage refinancing activity. We elected to sell these bonds and realize the current market pricing premium rather than to hold the investment and recover par. In addition, we recorded trading gains of $158,000 for the year ended December 31, 2012, compared to trading losses of $144,000 for the year ended December 31, 2011. We have purchased investments to economically hedge against fair value changes of our nonqualified deferred compensation plan liability. These investments are designated as trading securities, and as such, the changes in fair value are reflected in earnings. These trading gains were primarily the result of increased stock prices and were mostly offset by a compensation expense associated with this benefit plan.

        For the year ended December 31, 2012, we recorded a net loss on the sales of other real estate owned of $333,000. No such loss was reported in the comparable period of 2011.

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

        Management fee income decreased $251,000 to $3.4 million during 2011 as compared to $3.7 million in 2010. During the first quarter of 2011, one of the managed companies ceased operating independently and was converted to a branch office of George Mason because of the increased regulatory requirements placed on mortgage companies. The employees of this managed company are now employees of George Mason. The income once earned from this managed company is reflected in realized and unrealized gains on mortgage banking activities.

        Investment fee income decreased $1.5 million to $2.5 million for the year ended December 31, 2011, compared to $4.1 million for 2010. Investment fee income includes net commissions earned at CWS and income earned at Wilson/Bennett and from our trust division.

        Service charges on deposit accounts decreased $114,000 to $1.8 million for the year ended December 31, 2011, compared to $1.9 million for the year ended December 31, 2010. Loan fees totaled $1.3 million for the year ended December 31, 2011, an increase of $559,000, compared to $767,000 for the year ended December 31, 2010.

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

Non-Interest Expense

        The following table reflects the components of non-interest expense for the years ended December 31, 2012, 2011 and 2010.

Non-Interest Expense
Years Ended December 31, 2012, 2011, and 2010
(In thousands)

	2012	2011	2010
Salary and benefits	$39,370	$28,707	$27,445
Occupancy	7,186	6,032	5,723
Professional fees	4,209	3,955	2,733
Depreciation	2,669	2,517	1,938
Data communications	4,427	4,117	4,295
Advertising and marketing	5,197	3,199	2,310
FDIC insurance assessments	1,336	1,387	1,853
Mortgage loan repurchases and settlements	962	670	(686)
Bank franchise taxes	2,388	2,089	1,897
Amortization of intangibles	198	198	238
Impairment of goodwill and other intangible assets	—	—	3,008
Impairment of other real estate owned	—	911	1,365
Loss on extinguishment of debt	—	2,271	—
Premises and equipment	3,524	2,669	2,149
Stationary and supplies	1,693	1,183	1,084
Loan expenses	454	463	482
Other taxes	467	284	400
Travel and entertainment	763	632	528
Miscellaneous	4,474	3,181	2,707

Total non-interest expense	$79,317	$64,465	$59,469

        Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense was $79.3 million and $64.5 million for the years ended December 31, 2012 and 2011, respectively, an increase of $14.8 million, or 23.0%. The increase in non-interest expense for the year ended December 31, 2012, compared to 2011, was primarily the result of increases in salary and benefits costs, occupancy expense, and marketing and advertising expense.

        Salaries and benefits expense increased $10.7 million to $39.4 million for the year ended December 31, 2012 compared to $28.7 million for 2011. The increase in salaries and benefits expense is primarily related to increases in our business development personnel in our commercial banking and mortgage banking segments in addition to increases in the variable component of our compensation expense as a result of better than expected financial results for 2012.

        Occupancy expense increased $1.2 million to $7.2 million for the year ended December 31, 2012 compared to $6.0 million for 2011. The increase in occupancy expense during 2012 as compared to 2011 is primarily attributable to an increase in mortgage banking offices as we strategically increase our market share in this line of business.

        Professional fees increased $254,000 to $4.2 million for 2012 compared to $4.0 million for 2011. The increase in professional fees during 2012 as compared to 2011 is primarily attributable to increased legal expenses related to our response to the inquiry from the Department of Justice which we have resolved satisfactorily. Marketing and advertising expense increased $2.0 million to $5.2 million for the year ended December 31, 2012 as compared to $3.2 million for the same period of 2011. The increase in marketing and advertising expense was a result of our core deposit marketing campaign and marketing expenses which helped support new office openings at our mortgage banking segment.

        FDIC insurance premiums decreased $51,000 to $1.3 million for the year ended December 31, 2012 compared to $1.4 million for the same period of 2011. Effective June 30, 2011, the FDIC changed the premium assessment calculation from a measure based on deposits to a measure based on net tangible assets. This change resulted in a lower premium expense amount for us.

        We recorded an expense of $962,000 related to our mortgage loan repurchases and settlements for 2012 compared to $670,000 for 2011. Over the last few years, we have taken steps to limit our exposure to loan repurchases through agreements entered into with various investors. Given the steps that have been taken to limit our exposure coupled with the passage of time and the expiration of the statute of limitations for loans originated in certain prior years, our current expectation is that future putback claims will be limited in number. We evaluate the individual merits of each claim, and recognize an expense when settlement is deemed probable and the amount of such a settlement is estimable.

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

Income Taxes

        We recorded a provision for income tax expense of $22.7 million for the year ended December 31, 2012, compared to $14.1 million for the year ended December 31, 2011. Our effective tax rate for December 31, 2012 was 33.3%, compared to 33.5% for 2011. Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.

        We recorded a provision for income tax expense of $8.0 million for the year ended December 31, 2010. Our effective tax rate for December 31, 2010 was 30.3%.

Statements of Condition

Loans Receivable, Net

        Total loans receivable, net of deferred fees and costs, were $1.80 billion at December 31, 2012, an increase of $171.5 million, or 10.5%, compared to $1.63 billion at December 31, 2011. Loans held for sale increased $256.3 million to $785.8 million at December 31, 2012 compared to $529.5 million at December 31, 2011. The increase in our inventory of loans held for sale during 2012 compared to 2011 is primarily due to our continued focus to strategically increase the market share of our mortgage banking operations by opening additional offices and retaining loan origination officers for our defined market area.

        At December 31, 2012, we had loans accounted for on a nonaccrual basis totaling $7.6 million. Nonaccrual loans at December 31, 2011 totaled $14.6 million. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments, at December 31, 2012 and December 31, 2011 were $0 and $208,000, respectively, all of which were determined to be well secured and in the process of collection. The decrease in nonaccrual loans from December 31, 2011 is primarily a result of our aggressively managing nonperforming loans and our ability to limit exposure to certain adverse credit risk as a result of our sound credit underwriting practices. Loans that are classified as "troubled debt restructurings" at December 31, 2012 totaled $7.3 million compared to $15.3 million at December 31, 2011.

        Interest income on nonaccrual loans, if recognized, is recorded when cash is received. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years. While on nonaccrual, the collection of interest is recorded as interest income only after all past-due principal has been collected. When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status. At December 31, 2012, the loans on nonaccrual status did not have a valuation allowance. We charged-off $3.4 million during 2012 related to the outstanding principal balances of those impaired loans which were unsecured based on the estimated values of the underlying collateral. Gross interest income that would have been recorded if our nonaccrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2012 and 2011 was $491,000 and $766,000, respectively. The interest income realized prior to the loans being placed on non-accrual status for the year ended December 31, 2012 and 2011 was $111,000 and $341,000, respectively.

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

        At December 31, 2011, we had loans accounted for on a non-accrual basis totaling $14.6 million. Nonaccrual loans at December 31, 2010 totaled $7.5 million. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments, at December 31, 2011 and December 31, 2010 were $208,000 and $49,000, respectively, all of which were determined to be well secured and in the process of collection. The increase in nonaccrual loans from December 31, 2010 is primarily a result of the continued deterioration in commercial and residential real estate markets, as all of our nonaccrual loans are collateralized by real estate. Loans that are classified as "troubled debt restructurings" at December 31, 2011 totaled $15.3 million. There were no loans in the portfolio at December 31, 2010 that were considered "troubled debt restructurings".

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

        The ratio of nonperforming loans to total loans was 0.42%, 0.91%, and 0.54% at December 31, 2012, 2011 and 2010, respectively.

        The following tables present the composition of our loans receivable portfolio at the end of each of the five years ended December 31, 2012 and additional information on nonperforming loans receivable.

Loans Receivable
At December 31, 2012, 2011, 2010, 2009, and 2008
(In thousands)

	2012		2011		2010
Commercial and industrial	$222,961	12.35%	$244,874	14.98%	$200,384	14.20%
Real estate—commercial	827,243	45.80%	745,317	45.59%	631,292	44.73%
Real estate—construction	373,717	20.69%	295,189	18.06%	240,007	17.01%
Real estate—residential	260,352	14.42%	224,171	13.71%	217,130	15.39%
Home equity lines	117,647	6.51%	122,130	7.47%	119,403	8.46%
Consumer	4,204	0.23%	3,148	0.19%	3,042	0.21%

Gross loans	1,806,124	100.00%	1,634,829	100.00%	1,411,258	100.00%
Net deferred (fees) costs	(2,695)		(2,947)		(1,956)
Less: allowance for loan losses	(27,400)		(26,159)		(24,210)

Loans receivable, net	$1,776,029		$1,605,723		$1,385,092

	2009		2008
Commercial and industrial	$161,156	12.45%	$160,989	14.12%
Real estate—commercial	592,780	45.80%	472,131	41.41%
Real estate—construction	191,523	14.80%	188,484	16.53%
Real estate—residential	228,693	17.67%	211,651	18.57%
Home equity lines	117,392	9.07%	104,370	9.16%
Consumer	2,859	0.21%	2,393	0.21%

Gross loans	1,294,403	100.00%	1,140,018	100.00%
Net deferred (fees) costs	(971)		(670)
Less: allowance for loan losses	(18,636)		(14,518)

Loans receivable, net	$1,274,796		$1,124,830

Nonperforming Loans
At December 31, 2012, 2011, 2010, 2009, and 2008
(In thousands)

	2012	2011	2010	2009	2008
Nonaccruing loans	$7,626	$14,614	$7,516	$696	$4,671
Loans contractually past-due 90 days or more	—	208	49	151	379

Total nonperforming loans	$7,626	$14,822	$7,565	$847	$5,050

        The following table presents information on loan maturities and interest rate sensitivity.

Loan Maturities and Interest Rate Sensitivity
At December 31, 2012
(Dollars in thousands)

	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and industrial	$105,547	$79,158	$38,256	$222,961
Real estate—commercial	209,285	445,425	172,533	827,243
Real estate—construction	233,902	86,653	53,162	373,717
Real estate—residential	111,519	112,179	36,654	260,352
Home equity lines	117,324	323	—	117,647
Consumer	1,291	1,555	1,358	4,204

Total loans receivable	$778,868	$725,293	$301,963	$1,806,124

Fixed-rate loans		$371,875	$241,891	$613,766
Floating-rate loans		353,418	60,072	413,490

Total loans receivable		$725,293	$301,963	$1,027,256

*
Payments due by period are based on the repricing characteristics and not contractual maturities.

Investment Securities

        Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes of our nonqualified deferred compensation plan liability. These securities include cash equivalents, equities and mutual funds. Investment securities were $286.4 million at December 31, 2012, a decrease of $24.1 million or 7.8%, from $310.5 million at December 31, 2011.

        At December 31, 2012, the yield on the available-for-sale investment portfolio was 3.84% and the yield on the held-to-maturity portfolio was 2.27%.

        We complete reviews for other-than-temporary impairment at least quarterly. As of December 31, 2012, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2012, 97% of our mortgage-backed securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

        We have $3.5 million in non-government non-agency mortgage-backed securities. These securities are rated from AAA to AA. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2012, certain of our investment grade securities were in a nominal unrealized loss position. Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

        The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.7 million of par value at December 31, 2012. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. We own the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. One security has a composite rating of AA-, one security has a composite rating of A-, one security has a composite rating of BB+, and the other security has a composite rating of BB. Observable trading activity remains limited for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired. We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches. We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows. Significant judgment is involved in the evaluation of other-than-temporary impairment. We do not intend to sell nor do we believe it is probable that we will be required to sell these pooled trust preferred securities prior to the recovery of our investment.

        In one of the pooled trust preferred securities issues, 48% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $185 million of the remaining $301 million, or 61% of the performing collateral defaulted or deferred payment. In another of the pooled trust preferred securities issues, 50% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $148 million of the remaining $269 million, or 56% of the performing collateral defaulted or deferred payment. In the third of the pooled trust preferred securities issues, 73% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $158 million of the remaining $173 million, or 91% of the performing collateral defaulted or deferred payment. In the fourth of the pooled trust preferred securities issues, 58% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $254 million of the remaining $316 million, or 81% of the performing collateral defaulted to deferred payment.

        No other-than-temporary impairment has been recognized on the securities in our investment portfolio as of December 31, 2012 and 2011, and we do not continue to hold any investment securities for which we previously recognized other-than-temporary impairment.

        We hold $13.6 million in FHLB stock at December 31, 2012.

        Investment securities were $310.5 million at December 31, 2011, a decrease of $34.4 million or 10.0%, from $345.0 million in investment securities at December 31, 2010.

        Of the $310.5 million in the investment portfolio at December 31, 2011, $12.9 million were classified as held-to-maturity, and $295.6 million were classified as available-for-sale. At December 31, 2011, the yield on the available-for-sale investment portfolio was 4.12% and the yield on the held-to-maturity portfolio was 2.63%.

        The following table reflects the composition of the investment portfolio at December 31, 2012, 2011, and 2010.

Investment Securities
At December 31, 2012, 2011, and 2010
(In thousands)

Available-for-sale at December 31, 2012	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$25,596	$27,757	3.01%
Five to ten years	30,160	33,776	3.01%

Total U.S. government-sponsored agencies	55,756	61,533	3.01%

Mortgage-backed securities(1)
Five to ten years	4,956	5,261	4.18%
After ten years	105,258	113,652	4.26%

Total mortgage-backed securities	110,214	118,913	4.26%

Tax exempt municipal securities(2)
One to five years	5,137	5,428	4.13%
Five to ten years	26,191	28,738	3.51%
After ten years	42,445	46,163	4.03%
Taxable municipal securities
Five to ten years	3,789	4,345	4.97%
After ten years	1,493	1,673	5.27%

Total municipal securities	79,055	86,347	3.93%

U. S. treasury securities
One to five years	4,968	5,110	2.36%

Total U.S. treasury securities	4,968	5,110	2.36%

Total investment securities available-for-sale	$249,993	$271,903	3.84%

Held-to-maturity at December 31, 2012	Amortized Cost	Fair Value	Average Yield
Mortgage-backed securities(1)
One to five years	$186	$201	4.48%
Five to ten years	928	991	4.77%
After ten years	2,591	2,755	3.86%

Total mortgage-backed securities	3,705	3,947	4.12%

Pooled trust preferred securities
After ten years	7,661	5,072	1.38%

Total corporate bonds	7,661	5,072	1.38%

Total investment securities held-to-maturity	11,366	9,019	2.27%

Total investment securities	$261,359	$280,922	3.77%

Available-for-sale at December 31, 2011	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
One to five years	$5,254	$5,908	3.92%
Five to ten years	30,481	34,192	3.98%

Total U.S. government-sponsored agencies	35,735	40,100	3.97%

Mortgage-backed securities(1)
Five to ten years	7,477	7,867	4.08%
After ten years	150,073	159,227	4.29%

Total mortgage-backed securities	157,550	167,094	4.28%

Tax exempt municipal securities(2)
One to five years	240	258	4.30%
Five to ten years	17,185	18,794	3.50%
After ten years	53,825	58,364	4.03%
Taxable municipal securities
Five to ten years	3,305	3,656	4.96%
After ten years	1,991	2,113	5.21%

Total municipal securities	76,546	83,185	3.98%

U. S. treasury securities
One to five years	4,945	5,181	2.36%

Total U.S. treasury securities	4,945	5,181	2.36%

Total investment securities available-for-sale	$274,776	$295,560	4.12%

Held-to-maturity at December 31, 2011	Amortized Cost	Fair Value	Average Yield
Mortgage-backed securities(1)
Five to ten years	$1,671	$1,783	4.71%
After ten years	3,444	3,651	4.22%

Total mortgage-backed securities	5,115	5,434	4.38%

Pooled trust preferred securities
After ten years	7,803	4,532	1.47%

Total corporate bonds	7,803	4,532	1.47%

Total investment securities held-to-maturity	12,918	9,966	2.63%

Total investment securities	$287,694	$305,526	4.05%

Available-for-sale at December 31, 2010	Amortized Cost	Fair Value	Average Yield
U.S. government-sponsored agencies
Five to ten years	$30,941	$32,119	3.95%

Total U.S. government-sponsored agencies	30,941	32,119	3.95%

Mortgage-backed securities(1)
One to five years	7	7	9.02%
Five to ten years	21,976	22,997	4.24%
After ten years	190,600	196,478	4.54%

Total mortgage-backed securities	212,583	219,482	4.51%

Tax exempt municipal securities(2)
Five to ten years	7,063	7,198	3.38%
After ten years	52,907	52,776	3.98%
Taxable municipal securities
Five to ten years	3,318	3,320	4.96%
After ten years	996	989	5.10%

Total municipal securities	64,284	64,283	3.73%

U. S. treasury securities
One to five years	4,923	5,114	2.36%

Total U.S. treasury securities	4,923	5,114	2.36%

Total investment securities available-for-sale	$312,731	$320,998	4.26%

Held-to-maturity at December 31, 2010	Amortized Cost	Fair Value	Average Yield
Mortgage-backed securities(1)
One to five years	$351	$368	4.14%
Five to ten years	3,766	3,965	4.63%
After ten years	9,758	10,203	4.12%

Total mortgage-backed securities	13,875	14,536	4.26%

Pooled trust preferred securities
After ten years	8,004	3,197	1.34%

Total corporate bonds	8,004	3,197	1.34%

Total investment securities held-to-maturity	21,879	17,733	3.19%

Total investment securities	$334,610	$338,731	4.19%

(1)
Based on contractual maturities.

(2)
Yields for our tax-exempt municipal securities are not reported on a tax-equivalent basis.

Deposits and Other Borrowed Funds

        Total deposits were $2.24 billion at December 31, 2012, an increase of $468.5 million, or 26.4%, from $1.78 billion at December 31, 2011. We have had success in attracting deposit balances from customers seeking to deposit their money with smaller, local banks and depositors are increasing balances held with financial institutions as a result of the increased protection of their money by the FDIC. Additionally, we increased our core deposit balances through our First Choice Checking product during 2012.

        We use short term brokered CDs to assist us in funding our loans held for sale portfolio. As a result of our expansion in the mortgage banking segment, we have seen a significant increase in our loans held for sale inventory, which has caused a corresponding increase in our brokered CD balances during 2012. At December 31, 2012, we had brokered certificates of deposit of $616.6 million, of which $293.6 million were placed in the CDARS program. We are a member of the Certificates of Deposit Account Registry Service ("CDARS"). CDARS allows banking customers to access FDIC insurance protection on multi-million dollar certificates of deposit. When a customer places a large deposit through CDARS, funds are placed into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection. Our CDARs deposits are primarily a result of our participation in the network's one-way buy program. This program allows us to post a bid rate for CDARS network banking customers to simply place deposits with us. We entered into $277.0 million in one-way buys in order to lock-in short-term funding as a result of the increase in our loans held for sale portfolio in the latter half of 2012. Brokered certificates of deposit at December 31, 2011 were $452.0 million, of which $303.2 million were in the CDARS program.

        Other borrowed funds, which primarily include federal funds purchased, customer repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, were $392.3 million at December 31, 2012, a decrease of $118.1 million, from $510.4 million at December 31, 2011. The primary reason for the decrease in other borrowed funds at December 31, 2012 was due to a decrease in advances from the Federal Home Loan Bank of Atlanta of $800 million to $215.0 million at December 31, 2012 compared to $295.0 million at December 31, 2011. These advances primarily leverage some of our larger commercial real estate fundings and assist in financing George Mason's inventory of loans held for sale. Federal funds purchased decreased to $50.0 million at December 31, 2012 from $95.0 million at December 31, 2011.

        Other borrowed funds at each of December 31, 2012 and 2011, included $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities. This debt had an interest rate of 2.71% and 2.95% at December 31, 2012 and 2011, respectively. Cardinal Statutory Trust I is an unconsolidated entity as we are not the primary beneficiary of the trust.

        At December 31, 2012, other borrowed funds also included $106.7 million in customer repurchase agreements.

        The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2012.

Short-Term Borrowings and Other Borrowed Funds
At December 31, 2012
(In thousands)

	Interest Rate	Amount Outstanding
Other short-term borrowed funds:
Customer repurchase agreements	0.21%	$106,656
Federal Funds Purchased	0.38%	50,000

Total other short-term borrowed funds and weighted average rate	0.26%	$156,656

Other borrowed funds:
Trust preferred	4.05%	$20,619
FHLB advances—long term	4.45%	215,000

Other borrowed funds and weighted average rate	4.41%	$235,619

Total other borrowed funds and weighted average rate	2.76%	$392,275

        Total deposits were $1.78 billion at December 31, 2011, an increase of $371.5 million, or 26.5%, from $1.40 billion at December 31, 2010. At December 31, 2011, we had brokered certificates of deposit of $452.0 million, of which $303.2 million were placed in the CDARS program, and primarily generated from the one-way buy program. We entered into $285.0 million in one-way buys in order to lock-in short-term funding as a result of the increase in our loans held for sale portfolio in the latter half of 2011. Brokered certificates of deposit at December 31, 2010 were $88.4 million, of which $43.5 million were in the CDARS program.

        Other borrowed funds were $510.4 million at December 31, 2011, an increase of $120.8 million, from $389.6 million at December 31, 2010. The primary reason for the increase in other borrowed funds at December 31, 2011 was due to an increase of federal funds purchased of $95.0 million at December 31, 2011 compared to none at December 31, 2010. Advances from the Federal Home Loan Bank of Atlanta were $295.0 million and $280.0 million at December 31, 2011 and 2010, respectively.

        Other borrowed funds at each of December 31, 2011 and 2010, included $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities. This debt had an interest rate of 2.95% and 2.70% at December 31, 2011 and 2010, respectively.

        At December 31, 2011, other borrowed funds also included $99.8 million in customer repurchase agreements.

        The following table reflects the maturities of the certificates of deposit of $100,000 or more as of December 31, 2012, 2011 and 2010.

Certificates of Deposit of $100,000 or More
At December 31, 2012, 2011, and 2010
(In thousands)

	2012
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$281,426	$15,024	$296,450
Over three months through six months	59,679	2,445	62,124
Over six months through twelve months	54,783	3,369	58,152
Over twelve months	115,776	32,582	148,358

	$511,664	$53,420	$565,084

	2011
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$338,083	$8,632	$346,715
Over three months through six months	47,584	2,813	50,397
Over six months through twelve months	49,171	13,071	62,242
Over twelve months	113,905	20,052	133,957

	$548,743	$44,568	$593,311

	2010
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$60,347	$16,341	$76,688
Over three months through six months	47,109	5,224	52,333
Over six months through twelve months	81,625	16,344	97,969
Over twelve months	121,368	20,494	141,862

	$310,449	$58,403	$368,852

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

        Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at December 31, 2012, 2011 and 2010 follows.

Segment Reporting
December 31, 2012, 2011, and 2010
(In thousands)

At and for the Year Ended December 31, 2012:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$89,472	$2,365	$—	$(834)	$—	$91,003
Provision for loan losses	6,865	258	—	—	—	7,123
Non-interest income	5,868	54,794	2,623	176	(69)	63,392
Non-interest expense	43,495	29,529	2,656	3,706	(69)	79,317
Provision (benefit) for income taxes	14,436	9,764	(14)	(1,528)	—	22,658

Net income (loss)	$30,544	$17,608	$(19)	$(2,836)	$—	$45,297

Total Assets	$2,954,412	$815,820	$2,693	$329,328	$(1,063,066)	$3,039,187

At and for the Year Ended December 31, 2011:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$77,456	$2,522	$—	$(816)	$—	$79,162
Provision for loan losses	6,910	—	—	—	—	6,910
Non-interest income	6,116	25,592	2,552	161	(88)	34,333
Non-interest expense	42,202	16,032	2,610	3,709	(88)	64,465
Provision (benefit) for income taxes	11,397	4,291	(29)	(1,537)	—	14,122

Net income (loss)	$23,063	$7,791	$(29)	$(2,827)	$—	$27,998

Total Assets	$2,549,326	$531,403	$590	$278,820	$(757,423)	$2,602,716

At and for the Year Ended December 31, 2010:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$67,480	$2,385	$—	$(820)	$—	$69,045
Provision for loan losses	10,502	—	—	—	—	10,502
Non-interest income	3,975	19,203	4,102	205	(96)	27,389
Non-interest expense	37,226	11,103	6,798	4,438	(96)	59,469
Provision (benefit) for income taxes	7,432	3,640	(942)	(2,109)	—	8,021

Net income (loss)	$16,295	$6,845	$(1,754)	$(2,944)	$—	$18,442

Total Assets	$2,051,529	$220,946	$592	$251,100	$(452,149)	$2,072,018

        During the year ended December 31, 2010, we recorded a non-cash impairment loss of $3.0 million pretax ($2.0 million after tax) through the wealth management and trust services business segment. No such impairments occurred during 2012 and 2011.

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

        Shareholders' equity at December 31, 2012 was $308.1 million, an increase of $50.3 million, compared to $257.8 million at December 31, 2011. For the year ended December 31, 2012, we recorded net income of $45.3 million, which primarily caused the increase in shareholders' equity during 2012. Accumulated other comprehensive income increased $1.5 million for the year ended December 31, 2012. Total shareholders' equity to total assets at December 31, 2012 and 2011 was 10.1% and 9.9%, respectively. Book value per share at December 31, 2012 and 2011 was $10.19 and $8.83, respectively. Total risk-based capital to risk-weighted assets was 13.04% at December 31, 2012 compared to 12.49% at December 31, 2011. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2012.

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

        The following table shows the minimum capital requirement and our capital position at December 31, 2012, 2011, and 2010, for the Company and for the Bank.

Capital Components
At December 31, 2012, 2011, and 2010
(In thousands)

Cardinal Financial Corporation (Consolidated):

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2012
Total risk-based capital	$328,547	13.04%	$201,530	≥	8.00%	$251,913	≥	10.00%
Tier I risk-based capital	300,732	11.94%	100,765	≥	4.00%	151,148	≥	6.00%
Leverage capital ratio	300,732	10.49%	114,693	≥	4.00%	143,366	≥	5.00%
At December 31, 2011
Total risk-based capital	$278,385	12.49%	$178,364	≥	8.00%	$222,955	≥	10.00%
Tier I risk-based capital	251,811	11.29%	89,182	≥	4.00%	133,773	≥	6.00%
Leverage capital ratio	251,811	10.14%	99,319	≥	4.00%	124,149	≥	5.00%
At December 31, 2010
Total risk-based capital	$248,294	14.06%	$141,284	≥	8.00%	$176,606	≥	10.00%
Tier I risk-based capital	223,789	12.67%	70,642	≥	4.00%	105,963	≥	6.00%
Leverage capital ratio	223,789	10.82%	82,753	≥	4.00%	103,441	≥	5.00%

Cardinal Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2012
Total risk-based capital	$315,511	12.59%	$200,440	≥	8.00%	$250,550	≥	10.00%
Tier I risk-based capital	287,695	11.48%	100,220	≥	4.00%	150,330	≥	6.00%
Leverage capital ratio	287,695	10.08%	114,196	≥	4.00%	142,745	≥	5.00%
At December 31, 2011
Total risk-based capital	$265,668	11.98%	$177,479	≥	8.00%	$221,849	≥	10.00%
Tier I risk-based capital	239,093	10.78%	88,740	≥	4.00%	133,110	≥	6.00%
Leverage capital ratio	239,093	9.68%	98,783	≥	4.00%	123,479	≥	5.00%
At December 31, 2010
Total risk-based capital	$232,274	13.25%	$140,262	≥	8.00%	$175,328	≥	10.00%
Tier I risk-based capital	207,768	11.85%	70,131	≥	4.00%	105,197	≥	6.00%
Leverage capital ratio	207,768	10.09%	82,383	≥	4.00%	102,979	≥	5.00%

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

        Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $339.0 million at December 31, 2012, or 11.2% of total assets. We held investments that are classified as held-to-maturity in the amount of $11.4 million at December 31, 2012. To maintain ready access to the Bank's secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial loan portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at December 31, 2012 was approximately $218.2 million. Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $97.2 million at December 31, 2012. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us. In addition, we have unsecured federal funds purchased lines of $315 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

        We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable. During the second quarter of 2012, we implemented a cost of funds reduction strategy related to our FHLB advances. We extended the terms of approximately $70 million of these advances from the 3-5 year maturity term to the more than 5 year maturity term. We are now paying an average 2.94% on these borrowings, a yield reduction of 0.76%, equating to approximately $532,000 in interest expense savings annually.

        The required payments under such obligations excluding interest were as follows:

Contractual Obligations
At December 31, 2012
(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$497,206	$236,558	$203,775	$55,153	$1,720
Brokered certificates of deposit	641,639	483,721	115,781	42,137	—
Advances from the Federal Home Loan Bank of Atlanta	215,000	—	10,000	155,000	50,000
Trust preferred securities	20,619	—	—	—	20,619
Operating lease obligations	30,280	6,783	9,613	5,382	8,502

Total	$1,404,744	$727,062	$339,169	$257,672	$80,841

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

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2012 and 2011, is as follows:

(In thousands)	2012	2011
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$1,248,766	$849,402
Standby letters of credit	36,466	30,848

        Commitments to extend credit of $481.7 million as of December 31, 2012 were related to George Mason's mortgage loan funding commitments and were of a short-term nature. Commitments to extend credit of $767.1 million primarily have floating rates as of December 31, 2012. It is uncertain as to the amount that we will be required to fund on these commitments as many such arrangements expire with no amount drawn.

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

        George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims. We have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors. As a result, we received a limited number of additional claims.

        During 2012 and 2011, George Mason either repurchased from or settled with investors on such loans for a total of $375,000 and $558,000, respectively.

Quarterly Data

        The following table provides quarterly data for the years ended December 31, 2012 and 2011. Quarterly per share results may not calculate to the year-end per share results due to rounding.

Quarterly Data
Years ended December 31, 2012 and 2011
(In thousands, except per share data)

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$29,960	$29,838	$27,582	$27,670
Interest expense	5,794	6,180	6,141	5,932

Net interest income	24,166	23,658	21,441	21,738
Provision for loan losses	(1,500)	(1,500)	(2,225)	(1,898)

Net interest income after provision for loan losses	22,666	22,158	19,216	19,840
Non-interest income	14,975	22,172	16,563	9,682
Non-interest expense	18,578	22,287	20,371	18,081

Net income before income taxes	19,063	22,043	15,408	11,441
Provision for income taxes	6,022	7,591	5,257	3,788

Net income	$13,041	$14,452	$10,151	$7,653

Earnings per share—basic	$0.43	$0.49	$0.34	$0.26

Earnings per share—diluted	$0.43	$0.48	$0.34	$0.26

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$28,529	$26,047	$24,517	$23,785
Interest expense	5,791	5,948	5,854	6,123

Net interest income	22,738	20,099	18,663	17,662
Provision for loan losses	(2,165)	(2,885)	(750)	(1,110)

Net interest income after provision for loan losses	20,573	17,214	17,913	16,552
Non-interest income	6,632	14,983	7,274	5,444
Non-interest expense	15,113	18,929	16,284	14,139

Net income before income taxes	12,092	13,268	8,903	7,857
Provision for income taxes	3,845	4,643	2,998	2,636

Net income	$8,247	$8,625	$5,905	$5,221

Earnings per share—basic	$0.28	$0.29	$0.20	$0.18

Earnings per share—diluted	$0.28	$0.29	$0.20	$0.18

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

        At December 31, 2012, our asset/liability position was neutral based on our interest rate sensitivity model. Our net interest income would decrease by less than 2.00% in a down 100 basis point scenario and would increase by less than 3.01% in an up 200 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would decrease by less than 3.46% in a down 100 basis point scenario and would increase by less than 4.25% in an up 200 basis point scenario.

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

        We have audited the accompanying consolidated balance sheets of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                      (signed) KPMG LLP

McLean, Virginia
March 14, 2013

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2012 and 2011

(In thousands, except share data)

			2012	2011
Assets
Cash and due from banks			$17,552	$16,745
Federal funds sold			49,588	20,394

Total cash and cash equivalents			67,140	37,139
Investment securities available-for-sale			271,903	295,560
Investment securities held-to-maturity (market value of $9,019 and $9,966 at December 31, 2012 and December 31, 2011, respectively)			11,366	12,918
Investment securities—trading			3,151	2,065

Total investment securities			286,420	310,543
Other investments			14,302	17,120
Loans held for sale			785,751	529,500
Loans receivable, net of deferred fees and costs			1,803,429	1,631,882
Allowance for loan losses			(27,400)	(26,159)

Loans receivable, net			1,776,029	1,605,723
Premises and equipment, net			19,192	19,302
Deferred tax asset, net			—	4,732
Goodwill and intangibles, net			10,292	10,490
Bank-owned life insurance			31,652	35,154
Prepaid FDIC insurance premiums			2,165	3,350
Other real estate owned			—	3,046
Accrued interest receivable and other assets			46,244	26,617

Total assets			$3,039,187	$2,602,716

Liabilities and Shareholders' Equity
Non-interest bearing deposits			$351,815	$263,752
Interest bearing deposits			1,891,943	1,511,508

Total deposits			2,243,758	1,775,260
Other borrowed funds			392,275	510,385
Mortgage funding checks			51,679	25,989
Deferred tax liability, net			1,946	—
Escrow liabilities			4,629	4,095
Accrued interest payable and other liabilities			36,834	29,170

Total liabilities			2,731,121	2,344,899
	2012	2011
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	30,226,330	29,198,628	30,226	29,199
Additional paid-in capital			172,021	163,730
Retained earnings			92,777	53,372
Accumulated other comprehensive income, net			13,042	11,516

Total shareholders' equity			308,066	257,817

Total liabilities and shareholders' equity			$3,039,187	$2,602,716

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2012, 2011, and 2010

(In thousands, except per share data)

	2012	2011	2010
Interest income:
Loans receivable	$84,615	$78,237	$73,414
Loans held for sale	19,017	10,767	9,039
Federal funds sold	173	88	46
Investment securities available-for-sale	10,673	13,222	13,145
Investment securities held-to-maturity	305	440	935
Other investments	267	124	54

Total interest income	115,050	102,878	96,633
Interest expense:
Deposits	14,839	13,560	15,561
Other borrowed funds	9,208	10,156	12,027

Total interest expense	24,047	23,716	27,588

Net interest income	91,003	79,162	69,045
Provision for loan losses	7,123	6,910	10,502

Net interest income after provision for loan losses	83,880	72,252	58,543
Non-interest income:
Service charges on deposit accounts	1,914	1,767	1,881
Loan fees	1,599	1,326	767
Title insurance & other income	2,489	1,408	1,544
Investment fee income	2,623	2,546	4,088
Realized and unrealized gains on mortgage banking activities	47,794	20,529	13,860
Net realized gains on investment securities available-for-sale	—	2,397	726
Net realized gain (loss) on investment securities-trading	158	144	188
Management fee income	4,082	3,406	3,657
Income from bank-owned life insurance	3,072	796	646
Litigation recovery on previously impaired investment	—	—	87
Loss on sale of real estate	(333)	—	(76)
Other income (loss)	(6)	14	21

Total non-interest income	63,392	34,333	27,389
Non-interest expense:
Salary and benefits	39,370	28,707	27,445
Occupancy	7,186	6,032	5,723
Professional fees	4,209	3,955	2,733
Depreciation	2,669	2,517	1,938
Data communications	4,427	4,117	4,295
Advertising and marketing	5,197	3,199	2,310
FDIC insurance assessment	1,336	1,387	1,853
Mortgage loan repurchases and settlements	962	670	(686)
Bank franchise taxes	2,388	2,089	1,897
Amortization of intangibles	198	198	238
Loss on extinguishment of debt	—	2,271	—
Impairment of goodwill and other intangible assets	—	—	3,008
Impairment of other real estate owned	—	911	1,365
Other operating expenses	11,375	8,412	7,350

Total non-interest expense	79,317	64,465	59,469

Income before income taxes	67,955	42,120	26,463
Provision for income taxes	22,658	14,122	8,021

Net income	$45,297	$27,998	$18,442

Earnings per common share—basic	$1.53	$0.95	$0.63

Earnings per common share—diluted	$1.51	$0.94	$0.62

Weighted-average common shares outstanding—basic	29,654	29,401	29,123

Weighted-average common shares outstanding—diluted	29,996	29,784	29,608

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Net income	$45,297	$27,998	$18,442
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the year, net of tax expense of $391 thousand in 2012, $4.5 million in 2011, and $1.1 million in 2010	741	9,644	2,475
Less: reclassification adjustment for net gains included in net income, net of tax expense of $0 in 2012, $804 thousand in 2011, and $227 thousand in 2010	—	(1,593)	(499)

	741	8,051	1,976

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax expense of $470 thousand in 2012, net of tax benefit $572 thousand in 2011, and net of tax benefit $444 thousand in 2010	785	(960)	(837)

Comprehensive income	$46,823	$35,089	$19,581

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2012, 2011, and 2010

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	28,718	$28,718	$159,798	$12,705	$3,286	$204,507
Stock options exercised	52	52	152	—	—	204
Stock compensation expense, net of tax benefit	—	—	909	—	—	909
Dividends on common stock of $0.08 per share	—	—	—	(2,299)	—	(2,299)
Change in accumulated other comprehensive income	—	—	—	—	1,139	1,139
Net income	—	—	—	18,442	—	18,442

Balance, December 31, 2010	28,770	$28,770	$160,859	$28,848	$4,425	$222,902
Stock options exercised	429	429	2,198	—	—	2,627
Stock compensation expense, net of tax benefit	—	—	673	—	—	673
Dividends on common stock of $0.12 per share	—	—	—	(3,474)	—	(3,474)
Change in accumulated other comprehensive income	—	—	—	—	7,091	7,091
Net income	—	—	—	27,998	—	27,998

Balance, December 31, 2011	29,199	$29,199	$163,730	$53,372	$11,516	$257,817
Stock options exercised	1,027	1,027	8,063	—	—	9,090
Stock compensation expense, net of tax benefit	—	—	228	—	—	228
Dividends on common stock of $0.20 per share	—	—	—	(5,892)	—	(5,892)
Change in accumulated other comprehensive income	—	—	—	—	1,526	1,526
Net income	—	—	—	45,297	—	45,297

Balance, December 31, 2012	30,226	$30,226	$172,021	$92,777	$13,042	$308,066

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$45,297	$27,998	$18,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,669	2,517	1,938
Amortization of premiums, discounts and intangibles	34	292	807
Impairment of goodwill and other intangible assets	—	—	3,008
Provision for loan losses	7,123	6,910	10,502
Loans held for sale originated	(6,577,775)	(3,893,935)	(3,198,160)
Proceeds from the sale of loans held for sale	6,369,318	3,591,011	3,185,442
Realized and unrealized gains on mortgage banking activities	(47,794)	(20,529)	(13,860)
Proceeds from sale, maturity and call of investment securities-trading	—	743	140
Purchase of investment securities-trading	(1,174)	(1,182)	(1,181)
Unrealized (gain) loss on sale of investments securities-trading	(158)	(144)	(188)
Gain on sale of investment securities available-for-sale	—	(2,397)	(735)
Loss on sale of investment securities available-for-sale	—	—	9
(Gain) loss on sale of other assets	49	—	1
Decrease in fair value of other real estate owned	—	911	1,365
Loss on sales of other real estate owned	333	—	76
Stock compensation expense, net of tax benefits	228	673	909
Provision for deferred income taxes	5,817	1,086	(3,670)
Increase in cash surrender value of bank-owned life insurance	(3,072)	(796)	(646)
(Increase) decrease in accrued interest receivable, other assets and deferred tax asset	(19,125)	(12,952)	572
Increase in accrued interest payable, escrow liabilities and other liabilities	10,390	11,339	4,350

Net cash provided by (used in) operating activities	(207,840)	(288,455)	9,121

Cash flows from investing activities:
Net purchases of premises and equipment	(3,712)	(5,102)	(1,809)
Proceeds from the sale of fixed assets	1,104	—	—
Proceeds from maturity and call of investment securities available-for-sale	—	970	30,577
Proceeds from sale of investment securities available-for-sale	—	—	10,013
Proceeds from sale of mortgage-backed securities available-for-sale	—	40,384	24,175
Proceeds from maturity and call of investment securities held-to-maturity	—	5,618	5,857
Proceeds from sale of other investments	3,608	24	—
Proceeds from bank-owned life insurance	6,574	—	—
Purchase of investment securities available-for-sale	(22,810)	(18,266)	(30,220)
Purchase of mortgage-backed securities available-for-sale	—	(62,538)	(46,369)
Purchase of other investments	(790)	(675)	(2)
Redemptions of investment securities available-for-sale	47,761	49,265	57,975
Redemptions of investment securities held-to-maturity	1,546	3,325	7,548
Proceeds from the sale of other real estate owned	5,839	531	1,536
Net increase in loans receivable, net of deferred fees and costs	(180,555)	(230,779)	(121,138)

Net cash used in investing activities	(141,435)	(217,243)	(61,857)

Cash flows from financing activities:
Net increase in deposits	468,498	371,535	106,720
Net increase (decrease) in other borrowed funds	(38,110)	108,070	(37,993)
Net increase (decrease) in mortgage funding checks	25,690	25,327	(13,256)
Proceeds from FHLB advances	55,000	110,000	10,000
Repayments of FHLB advances	(135,000)	(97,271)	(10,000)
Stock options exercised	9,090	2,627	204
Excess tax benefit from stock option exercises	—	155	387
Dividends on common stock	(5,892)	(3,474)	(2,299)

Net cash provided by financing activities	379,276	516,969	53,763

Net increase in cash and cash equivalents	30,001	11,271	1,027
Cash and cash equivalents at beginning of year	37,139	25,868	24,841

Cash and cash equivalents at end of year	$67,140	$37,139	$25,868

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$24,549	$24,189	$27,825
Cash paid for income taxes	18,262	13,618	10,162
Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$—	$—	$30,460
Transfer of loans to other real estate owned	3,126	3,238	340

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization

        Cardinal Financial Corporation (the "Company") is incorporated under the laws of the Commonwealth of Virginia as a financial holding Company whose activities consist of investments in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the "Bank"), a state-chartered institution and its subsidiary, George Mason Mortgage, LLC ("George Mason"), a mortgage banking company based in Fairfax, Virginia. The Company has a second mortgage banking company, Cardinal First Mortgage, LLC ("Cardinal First"), also based in Fairfax, Virginia. The Bank has a trust division, Cardinal Trust and Investment Services. In addition to the Bank, the Company has two nonbank subsidiaries; Wilson/Bennett Capital Management, Inc. ("Wilson/Bennett"), an asset management firm and Cardinal Wealth Services, Inc. ("CWS"), an investment services subsidiary.

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

        At December 31, 2012 and 2011, the Company had investment securities classified as trading. These investments were purchased to economically hedge against fair value changes of the Company's nonqualified deferred compensation plan liability. Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings.

        Gains and losses on the sale of securities are determined using the specific identification method.

        The Company regularly evaluates its securities whose values have declined below their amortized cost to assess whether the decline in fair value is other-than-temporary. The Company considers various factors in determining whether a decline in fair value is other-than-temporary including the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads, the expected recovery period and other quantitative and qualitative information. The valuation of securities for impairment is a process subject to estimation, judgment and uncertainty and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions and future changes in assessments of the aforementioned factors. It is expected that such factors will change in the future, which may result in future other-than-temporary impairments. For impairments of debt securities that are deemed to be other-than-temporary, the credit portion of an other-than-temporary impairment loss is recognized in earnings and the non-credit portion is recognized in accumulated other comprehensive income. In those situations the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery.

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

        The Company maintains the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

conditions of the individual borrowers including the value of the underlying collateral. Unusual and infrequently occurring events, such as weather-related disasters, may impact the assessment of possible credit losses. As a part of its analysis, the Company uses comparative peer group data and qualitative factors, such as levels of and trends in delinquencies, non-accrual loans, charged off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions and concentrations of credit, competition, and loan review results to support estimates.

        For purposes of this analysis, the Company categorizes loans into one of five categories: commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer loans. Typically, financial institutions use their historical loss experience and trends in losses for each category which are then adjusted for portfolio trends and economical and environmental factors in determining their allowance for loan losses. Prior to 2008, the Company experienced minimal loss history within its loan portfolio and it has only been since the economic downturn that the Company has recorded a higher level of loan losses. Because of this, the Company's allowance model uses the average loss rates of similar institutions (the custom peer group) as a baseline which is then adjusted based on its particular loan portfolio characteristics and environmental factors. The indicated loss factors resulting from this analysis are applied to each of the five categories of loans.

        The Company's peer groups are defined by selecting commercial banking institutions of similar size within Virginia and Maryland. This is known as the custom peer group. The Company has identified 18 banks for the custom peer group which are within $500 million to $4 billion in total assets, the majority of whom are geographically concentrated in the Washington metropolitan area in which the Company operates as this area has seen less of an economic downturn than other areas of the country. The Company evaluates the loan quality indicators of the custom peer group to those within its national FDIC peer group, all banks in Virginia, and all banks in Maryland. These baseline peer group loss rates are then adjusted by an estimated loss emergence factor in order to determine loss coverage for pass-level credits. Finally, the Company makes adjustments to these loss factors based on an analysis of loan portfolio characteristics, trends, economic considerations and other conditions that should be considered in assessing credit risk. Peer loss rates are updated on at least an annual basis.

        In addition, the Company individually assigns loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. In certain cases the Company applies, in accordance with regulatory guidelines, a 5% loss factor to all loans classified as special mention, a 15% loss factor to all loans classified as substandard and a 50% loss factor to all loans classified as doubtful. Loans classified as loss loans are fully reserved or charged off. However, in most instances, the Company evaluates the impairment of adversely risk rated loans on a loan by loan basis. For these loans, the Company analyzes the fair value of the collateral underlying the loan and considers estimated costs to sell the collateral on a discounted basis. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) the Company recognizes an impairment and establishes a specific reserve for the impaired loan. Because of the limited number of impaired loans within the its portfolio, the Company is able to evaluate each impaired loan individually and therefore specific reserves for impaired loans are generally less than those recommended by the listed regulatory guidelines above.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2012 and 2011 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

        Loans considered to be troubled debt restructuring ("TDRs") are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or non-accruing status. Non-accruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms. Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loan terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk and they meet certain performance criteria.

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

        Prior to 2010, Wilson/Bennett and Cardinal Trust and Investments have been separate reporting units within the Wealth Management and Trust Services business segment. Both of these units manage financial assets for institutional clients and for upper middle class to wealthy individuals. The Company uses a single "wealth management" sales team to present financial products to prospects and also to service existing clients. The "back office" for each of these components is performed by the same administrative staff, and there is a single person that oversees the combined sales effort and manages the operations. Prospectively and beginning in the third quarter of 2010, the Wilson/Bennett and Cardinal Trust and Investments reporting units were combined into a single reporting unit and evaluations of the recoverability of goodwill and other intangible assets are now based on the combined cash flows of these businesses. Note 8 discusses the impairment charges recorded during the year ended December 31, 2010. No impairment was recorded for 2012 and 2011.

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

        During 2012, the Company received a death benefit payment of $6.6 million which resulted in an increase in non-interest income of $2.4 million.

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

        The Company awards stock options with a graded-vesting period and as such has elected to recognize compensation costs over the requisite service period for the entire award. Total compensation cost charged against income for the years ended December 31, 2012, 2011, and 2010, was $228,000, $604,000, and $523,000, respectively. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $600,000, $361,000, and $123,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

        At December 31, 2012, the Company had two stock-based employee compensation plans, which are described more fully in Note 20.

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

        The weighted average per share fair values of stock option grants made in 2012, 2011, and 2010, were $4.65, $4.84, and $4.64, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2012	2011	2010
Estimated option life	6.5 years	6.5 years	6.5 years
Risk free interest rate	0.97 - 1.69%	1.45 - 2.81%	1.79 - 3.30%
Expected volatility	42.10%	44.70%	45.90%
Expected dividend yield	1.10%	1.02%	0.89%

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments

        The approximate fair value and amortized cost of investment securities at December 31, 2012 and 2011 are shown below.

	2012
(In thousands)	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$55,756	$5,777	$—	$61,533
Mortgage-backed securities	110,214	8,704	(5)	118,913
Municipal securities	79,055	7,292	—	86,347
U.S. treasury securities	4,968	142	—	5,110

Total	$249,993	$21,915	$(5)	$271,903

Investment Securities Held-to-Maturity
Mortgage-backed securities	3,705	242	—	3,947
Pooled trust preferred securities	7,661	—	(2,589)	5,072

Total	$11,366	$242	$(2,589)	$9,019

	2011
(In thousands)	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$35,735	$4,365	$—	$40,100
Mortgage-backed securities	157,550	9,753	(209)	167,094
Municipal securities	76,546	6,644	(5)	83,185
U.S. treasury securities	4,945	236	—	5,181

Total	$274,776	$20,998	$(214)	$295,560

Investment Securities Held-to-Maturity
Mortgage-backed securities	5,115	319	—	5,434
Pooled trust preferred securities	7,803	—	(3,271)	4,532

Total	$12,918	$319	$(3,271)	$9,966

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

        The fair value and amortized cost of investment securities by contractual maturity at December 31, 2012 are shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	2012
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized cost	Fair Value	Amortized cost	Fair Value
After 1 year but within 5 years	$35,701	$38,295	$—	$—
After 5 years but within 10 years	60,140	66,859	—	—
After 10 years	43,938	47,836	7,661	5,072
Mortgage-backed securities	110,214	118,913	3,705	3,947

Total	$249,993	$271,903	$11,366	$9,019

        For the years ended December 31, 2012, 2011, and 2010, proceeds from sales of investment securities available-for-sale amounted to $0, $40.4 million, and $34.2 million, respectively. Gross realized gains in 2012, 2011, and 2010, amounted to $0, $2.4 million, and $735,000, respectively. Gross realized losses for the years ended December 31, 2012, 2011, and 2010, were $0, $0, and $9,000, respectively.

        The table below shows the Company's investment securities' gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011.

	At December 31, 2012
	Less than 12 months		12 months or more		Total
Investment Securities Available-for-Sale (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$—	$—	$362	$(5)	$362	$(5)

Total temporarily impaired securities	$—	$—	$362	$(5)	$362	$(5)

	Less than 12 months		12 months or more		Total
Investment Securities Held-to-Maturity (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$5,072	$(2,589)	$5,072	$(2,589)

Total temporarily impaired securities	$—	$—	$5,072	$(2,589)	$5,072	$(2,589)

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

        The Company estimates the fair value of its pooled trust preferred securities portfolio by using third party projected cash flows for each of the issuances in the portfolio, and a discount rate that is commensurate with the risk inherent in the expected cash flows is applied to arrive at the estimated fair value.

        The Company completes reviews for other-than-temporary impairment at least quarterly. As of December 31, 2012, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2012, 97% of the Company's mortgage-backed securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

        The Company has $3.5 million in non-government non-agency mortgage-backed securities. These securities are rated from AAA to AA. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2012, certain of the Company's investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. The Company does not intend to sell nor does the Company believe it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

        The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.7 million of par value at December 31, 2012. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. The Company owns the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. One security has

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

a composite rating of AA-, one security has a composite rating of A-, one security has a composite rating of BB+, and the other security has a composite rating of BB. Observable trading activity remains limited for these types of securities. The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired. The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the A-3 tranches. The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows. Significant judgment is involved in the evaluation of other-than-temporary impairment. The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these pooled trust preferred securities prior to the recovery of its investment.

        In one of the pooled trust preferred securities issues, 48% of the principal balance is subordinate to the Company's class of ownership, and it is estimated that a break in contractual cash flow would occur if $185 million of the remaining $301 million, or 61% of the performing collateral defaulted or deferred payment. In another of the pooled trust preferred securities issues, 50% of the principal balance is subordinate to the Company's class of ownership, and it is estimated that a break in contractual cash flow would occur if $148 million of the remaining $269 million, or 56% of the performing collateral defaulted or deferred payment. In the third of the pooled trust preferred securities issues, 81% of the principal balance is subordinate to the Company's class of ownership, and it is estimated that a break in contractual cash flow would occur if $158 million of the remaining $173 million, or 91% of the performing collateral defaulted or deferred payment. In the fourth of the pooled trust preferred securities issues, 64% of the principal balance is subordinate to the Company's class of ownership, and it is estimated that a break in contractual cash flow would occur if $254 million of the remaining $316 million, or 81% of the performing collateral defaulted to deferred payment.

        No other-than-temporary impairment has been recognized on the securities in the Company's investment portfolio as of December 31, 2012, 2011 or 2010, and the Company does not continue to hold any investment securities for which the Company previously recognized other-than-temporary impairment.

        Investment securities that were pledged to secure borrowed funds and other balances as required at December 31, 2012 and 2011 had carrying values of $235.9 million and $226.1 million, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

The market values of these pledged securities at December 31, 2012 and 2011 were $256.1 million and $243.0 million, respectively.

	2012
(In thousands)	Carrying Value	Market Value
FHLB advances	$8,497	$9,731
Customer repurchase agreements	164,258	177,708
Debtor in possession, public deposits, trust services division deposits and interest rate swap	63,180	68,699

	$235,935	$256,138

	2011
(In thousands)	Carrying Value	Market Value
FHLB advances	$24,733	$26,514
Customer repurchase agreements	127,238	136,002
Debtor in possession, public deposits, trust services division deposits and interest rate swap	72,120	78,314
Federal Reserve discount window and TT&L note option	2,000	2,198

	$226,091	$243,028

        Investment securities are pledged against certain customer deposit accounts (referred to as customer repurchase agreements). See Note 11 to the notes to consolidated financial statements for additional information.

        Other investments include Federal Home Loan Bank stock of $13.6 million and $16.4 million at December 31, 2012 and 2011, respectively, and $63,000 of Community Bankers' Bank stock at December 31, 2012 and 2011. As a member of the Federal Home Loan Bank of Atlanta ("FHLB"), the Company's banking subsidiary is required to hold stock in this entity. Stock membership in Community Bankers' Bank allows the Company to participate in loan purchases and sales. In addition, included in other investments at December 31, 2012 and 2011 is the Company's $619,000 investment in Cardinal Statutory Trust I. At December 31, 2012 and 2011, the Company has an equity investment in a local bank holding company of $50,000. These investments are carried at cost since no active trading markets exist.

        The Company's policy is to review for impairment of FHLB stock at each reporting period. At December 31, 2012, FHLB was in compliance with all of its regulatory capital requirements. The Company believes its holdings in the stock are ultimately recoverable at par value as of December 31, 2012. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future. Based on the Company's analysis of positive and negative factors, it believes that as of December 31, 2012 and 2011, its FHLB stock was not impaired.

(4) Investment Securities—Trading

        The Company acquired investment assets and designated them as trading to economically hedge against fair value changes of the Company's nonqualified deferred compensation plan liability. Those

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Investment Securities—Trading (Continued)

investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings. Trading securities at December 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Cash equivalents	$464	$459
Equities	419	—
Mutual funds	2,268	1,606

	$3,151	$2,065

        The net realized gain on trading securities for the years ended December 31, 2012, 2011 and 2010 was $158,000, $144,000, and $188,000, respectively.

(5) Loans Receivable and Allowance for Loan Losses

        The loan portfolio at December 31, 2012 and 2011 consists of the following:

(In thousands)	2012	2011
Commercial and industrial	$222,961	$244,874
Real estate—commercial	827,243	745,317
Real estate—construction	373,717	295,189
Real estate—residential	260,352	224,171
Home equity lines	117,647	122,130
Consumer	4,204	3,148

	1,806,124	1,634,829
Net deferred fees	(2,695)	(2,947)

Loans receivable, net of fees	1,803,429	1,631,882
Allowance for loan losses	(27,400)	(26,159)

Loans receivable, net	$1,776,029	$1,605,723

        Loans totaling $829.3 million serve as collateral for the Company's Federal Home Loan Bank advance capacity at December 31, 2012. Loans held as collateral at the Federal Reserve for use of the Company's discount window line of credit total $115.6 million at December 31, 2012.

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

        Substantially all of the Company's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. As a matter of regulatory restriction, the Company's banking subsidiary limits the amount of credit extended to any single borrower or group of related borrowers. At December 31, 2012, the amount of credit extended to any single borrower or group of related borrowers was limited to $47.3 million. Loans in process at December 31, 2012 and 2011 were $573,000 and $0, respectively.

        The Company's allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.

        An analysis of the change in the allowance for loan losses follows:

(In thousands)	2012	2011	2010
Balance, beginning of year	$26,159	$24,210	$18,636
Provision for loan losses	7,123	6,910	10,502
Loans charged-off	(6,919)	(5,654)	(5,301)
Recoveries	1,037	693	373

Balance, end of year	$27,400	$26,159	$24,210

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

        An analysis of the allowance for loan losses based on loan type, or segment, and the Company's loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, is below:

Allowance for Loan Losses

For the Year Ended December 31, 2012

(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$3,390	$13,377	$6,495	$1,709	$1,119	$69	26,159
Charge-offs	(1,194)	(4,959)	—	(291)	(460)	(15)	(6,919)
Recoveries	24	105	627	241	36	4	1,037
Provision for loan losses	(1,695)	9,467	553	(802)	(429)	29	7,123

Ending Balance, December 31, 2012	$525	$17,990	$7,675	$857	$266	$87	$27,400

Ending Balance, December 31, 2012:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	525	17,990	7,675	857	266	87	27,400

Loans Receivable

At December 31, 2012

(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, December 31, 2012	$222,961	$827,243	$373,717	$260,352	$117,647	$4,204	$1,806,124

Ending Balance, December 31, 2012:
Individually evaluated for impairment	$2,064	$1,657	$4,725	$—	$—	$—	$8,446
Collectively evaluated for impairment	220,897	825,586	368,992	260,352	117,647	4,204	1,797,678

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

        Loans are added to the watch list when circumstances appear to warrant the inclusion of the relationship. As a general rule, loans are added to the watch list when they are deemed to be problem assets. Problem assets are defined as those that have been risk rated special mention or lower. Successful problem asset management requires early recognition of deteriorating credits and timely corrective or risk management actions. Generally, risk ratings are either approved or amended by the loan committee accordingly. Problem loans are maintained on the watch list until the loan is either paid off or circumstances around the borrower's situation improve to the point that the risk rating on the loan is adjusted upward.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

        The following tables report the Company's nonaccrual and past due loans at December 31, 2012 and 2011. In addition, the credit quality of the loan portfolio is provided as of December 31, 2012 and 2011.

Nonaccrual and Past Due Loans

At December 31, 2012

(In thousands)

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$2,064	$2,064	$220,897	222,961	$—	$2,064
Real estate—commercial
Owner occupied	—	—	—	—	255,343	255,343	—	—
Non-owner occupied	—	—	3,800	3,800	568,100	571,900	—	3,800
Real estate—construction
Residential	—	—	—	—	84,551	84,551	—	—
Commercial	—	—	1,762	1,762	287,404	289,166	—	1,762
Real estate—residential
Single family	—	—	—	—	209,740	209,740	—	—
Multi-family	—	—	—	—	50,612	50,612	—	—
Home equity lines	—	—	—	—	117,647	117,647	—	—
Consumer
Installment	—	—	—	—	3,916	3,916	—	—
Credit cards	—	—	—	—	288	288	—	—

	$—	$—	$7,626	$7,626	$1,798,498	$1,806,124	$—	$7,626

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

        At December 31, 2012, 2011, and 2010, the Company had impaired loans on nonaccrual status of $7.6 million, $14.6 million, and $7.5 million, respectively. The valuation allowance for impaired loans at December 31, 2012 and 2011 was $0 and $2.8 million, respectively. For the years ended December 31, 2012, 2011, and 2010, the Company charged-off $4.8 million, $5.1 million, and $3.5 million, respectively, related to impaired loans for the portion of the outstanding principal balance which was unsecured based on the estimated fair value of the underlying collateral.

        The average balance of impaired loans was $11.3 million, $10.3 million, and $6.6 million, for 2012, 2011, and 2010, respectively. Interest income that would have been recorded had these loans been performing for the years ended December 31, 2012, 2011, and 2010, would have been $491,000, $766,000, and $643,000, respectively. The interest income realized prior to these loans being placed on non-accrual status for December 31, 2012, 2011, and 2010, was $111,000, $341,000, and $390,000, respectively. At December 31, 2012 and 2011, the Company had accruing loans past due 90 days or more as to principal or interest payments of $0 and $208,000, respectively, all of which were determined to be well-secured and in the process of collection.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

        Additional information on the Company's impaired loans that were evaluated for specific reserves as of December 31, 2012 and 2011, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans

At December 31, 2012

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$2,064	$2,985	$—	$269
Real estate—commercial
Owner occupied	—	—	—	—
Non-owner occupied	4,370	6,943	—	35
Real estate—construction
Residential	—	—	—	—
Commercial	2,012	5,449	—	469
Real estate—residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate—commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate—construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate—residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
By segment total:
Commercial and industrial	$2,064	$2,985	$—	$269
Real estate—commercial	4,370	6,943	—	35
Real estate—construction	2,012	5,449	—	469
Real estate—residential	—	—	—	—
Home equity lines	—	—	—	—

Total	$8,446	$15,377	$—	$773

        The difference between the recorded investment and the unpaid principal balance in the above table is a result of partial loan charge-offs that the Company has recorded on these impaired loans.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

Impaired Loans

At December 31, 2011

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$3,705	$3,979	$—	$145
Real estate—commercial
Owner occupied	—	—	—	—
Non-owner occupied	4,190	4,270	—	269
Real estate—construction
Residential	—	—	—	—
Commercial	6,710	10,340	—	514
Real estate—residential
Single family	559	638	—	6
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate—commercial
Owner occupied	—	—	—	—
Non-owner occupied	3,898	3,898	1,321	220
Real estate—construction
Residential				—
Commercial	5,200	5,200	1,500	253
Real estate—residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
By segment total:
Commercial and industrial	$3,705	$3,979	$—	$145
Real estate—commercial	8,088	8,168	1,321	489
Real estate—construction	11,910	15,540	1,500	767
Real estate—residential	559	638	—	6
Home equity lines	—	—	—	—

Total	$24,262	$28,325	$2,821	$1,407

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

        Nonaccruing loans that are modified can be placed back on accrual status when both the principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The Company did not modify any loans as TDRs during the year ended December 31, 2012. The following table reconciles

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

the beginning and ending balances on TDRs for the year ended December 31, 2012 and 2011, respectively:

Troubled Debt Restructurings

At December 31, 2012

(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1, 2012	$3,497	$9,098	$2,750	$—	$—	$—	$15,345
New TDRs	—	—	—	—	—	—	—
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	(1,068)	(3,749)	—	—	—	—	(4,817)
Sales, paydowns, or other decreases	(653)	(1,549)	(988)	—	—	—	(3,190)

Ending Balance, December 31, 2012	$1,776	$3,800	$1,762	$—	$—	$—	$7,338

Troubled Debt Restructurings

At December 31, 2011

(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1, 2011	$—	$—	$—	$—	$—	$—	$—
New TDRs	3,497	9,098	2,750	—	—	—	15,345
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	—	—	—	—	—	—	—

Ending Balance, December 31, 2012	$3,497	$9,098	$2,750	$—	$—	$—	$15,345

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

        All of these TDRs are on nonaccrual as of December 31, 2012 and 2011, respectively, per the Company's policy for placing a loan on nonaccrual and are included in the impaired loans table above. Nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by the Company upon a detailed credit evaluation of the borrower's financial condition and prospects for repayment under the revised terms. Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company's year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification.

        As of December 31, 2012, the TDRs make up three relationships with the Bank. These loans are performing as expected post-modification. As of December 31, 2011, the TDRs make up four relationships with the Bank and were performing as expected post-modification. For restructured loans in the portfolio, the Company had loan loss reserves of $0 and $2.8 million as of December 31, 2012 and 2011, respectively. On December 31, 2011, there was $306,000 in outstanding commitments to advance additional funds to two customer relationships whose loans had been restructured. There were no outstanding commitments to advance additional funds on December 31, 2012.

        Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For the year ended December 31, 2012, no loans identified as TDRs had a payment default within the last twelve months. The following table reflects TDRs within the previous 12 months for which there was a payment default during the year ended December 31, 2011. These loans are also included in the previous table.

(In thousands)	Number of Loans	Recorded Investment
Commercial and industrial	4	$2,765
Real estate—commercial	—	—
Real estate—construction	—	—

Total	4	$2,765

        One of the most significant factors in assessing the credit quality of the Company's loan portfolio is the risk rating. The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, substandard, doubtful and loss. During 2011, the Company added an additional risk rating, other loans especially mentioned ("OLEM"), for the monitoring of credit quality. Other loans especially mentioned are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the bank's credit position at some future date. These loans may not show problems as yet due to the borrower's apparent ability to service the debt, but special circumstances surround the loans of which the Bank's management should be aware. Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management. Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable. A loss loan is one that is considered uncollectible and will be

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

charged-off immediately. All other loans not rated substandard, doubtful or loss are considered to have a pass risk rating. Substandard and doubtful risk rated loans are evaluated for impairment. The following table presents a summary of the risk ratings by portfolio segment and class segment as of December 31, 2012 and 2011, respectively.

Internal Risk Rating Grades

At December 31, 2012

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$220,266	$631	$2,064	$—	$—
Real estate—commercial
Owner occupied	255,343	—	—	—	—
Non-owner occupied	542,983	27,260	1,657	—	—
Real estate—construction
Residential	84,551	—	—	—	—
Commercial	281,163	3,278	4,725	—	—
Real estate—residential
Single family	209,740	—	—	—	—
Multi-family	50,612	—	—	—	—
Home equity lines	117,647	—	—	—	—
Consumer
Installment	3,916	—	—	—	—
Credit cards	288	—	—	—	—

	$1,766,509	$31,169	$8,446	$—	$—

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

        Loans rated substandard and doubtful totaling $8.4 million and $24.3 million were evaluated for impairment at December 31, 2012 and 2011, respectively. The related allowance for impaired loans at December 31, 2012 and 2011 is $0 and $2.8 million, respectively. Loans receivable—evaluated for impairment and measured at fair value on a non-recurring basis, net of the related allowance is $8.4 million and $21.4 million for the years ended December 31, 2012 and 2011, respectively (see note 23 to the notes to consolidated financial statements for additional information).

(6) Other Real Estate Owned

        At December 31, 2012 and 2011, the Company had other real estate owned of $0 and $3.0 million, respectively. The balances in other real estate owned are at lower of carrying value or fair value less any costs to sell on the statement of condition. The fair value is determined by obtaining an updated appraisal of the foreclosed property which is then discounted for estimated selling costs.

        The Company recorded impairment charges of $911,000 and $1.4 million during 2011 and 2010, respectively, related to the decrease in fair values of the properties held in other real estate owned. No such expense was recorded during 2012. For the years ended December 31, 2012, 2011 and 2010, the Company recorded net losses on the sales of real estate of $333,000, $0 and $76,000, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Loans Held for Sale

        The loans held for sale portfolio at December 31, 2012 and 2011, consisted of the following:

(In thousands)	2012	2011
Residential	$728,973	$486,055
Construction-to-permanent	44,399	36,378

	773,372	522,433
Net deferred costs	12,379	7,067

Loans held for sale, net	$785,751	$529,500

        Loans that are classified as construction-to-permanent are those loans that provide variable rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market.

(8) Goodwill and Other Intangible Assets

        The Company performs its annual recoverability assessment during the third calendar quarter for its mortgage banking reporting unit. The Company adopted the provisions of Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment ("ASU No. 2011-08"). For purposes of performing the recoverability assessment, ASU No. 2011-08 requires an entity to assess all relevant events and circumstances in evaluating whether it is more likely than not that the fair value of the mortgage banking reporting unit is less than its carrying value. After evaluating all relevant facts and circumstances, the Company determined that it is more likely than not that the fair value of the mortgage banking reporting unit exceeds its carrying value and no goodwill impairment was indicated for the year ended December 31, 2012.

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

        Information concerning amortizable intangibles follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2010	$1,781	$1,237	$616	$616	$2,397	$1,853

2011 activity:
Customer relationship intangibles	—	198	—	—	—	198
Trade name	—	—	—	—	—	—

Balance at December 31, 2011	$1,781	$1,435	$616	$616	$2,397	$2,051

2012 activity:
Customer relationship intangibles	—	198	—	—	—	198
Trade name	—	—	—	—	—	—

Balance at December 31, 2012	$1,781	$1,633	$616	$616	$2,397	$2,249

        The aggregate amortization expense for 2012, 2011, and 2010 was $198,000, $198,000, and $238,000, respectively. The estimated amortization expense for 2013 is $148,000, at which time, all of the Companies amortizing intangibles at December 31, 2012 will be fully amortized.

        The carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Total
Balance at December 31, 2012 and 2011	$24	$10,120	$—	$10,144

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Premises and Equipment

        Components of premises and equipment at December 31, 2012 and 2011 were as follows:

(in thousands)	2012	2011
Land	$4,350	$5,454
Buildings	6,680	6,680
Furniture and equipment	22,509	19,960
Leasehold improvements	9,206	8,298

Total cost	42,745	40,392
Less accumulated depreciation and amortization	(23,553)	(21,090)

Premises and equipment, net	$19,192	$19,302

        Depreciation expense for the years ended December 31, 2012, 2011, and 2010, was $2.7 million, $2.5 million, and $1.9 million, respectively.

        The Company has entered into operating leases for office space over various terms. The leases generally have options to renew and are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

        Minimum future rental payments under the no cancelable operating leases, as of December 31, 2012 were as follows:

Year ending December 31,	Amount
(In thousands)
2013	$6,783
2014	5,883
2015	3,730
2016	3,028
2017	2,354
Thereafter	8,502

$30,280

        The total rent expense was $6.6 million, $5.5 million, and $5.5 million for the years ended December 31, 2012, 2011, and 2010, respectively, and is recorded in occupancy expense on the consolidated statements of income.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Premises and Equipment (Continued)

        The Company subleased excess office space to third parties. Future minimum lease payments under noncancelable subleasing arrangements as of December 31, 2012 were as follows:

Year ending December 31,	Amount
(In thousands)
2013	$83
2014	47
2015	49
2016	50
2017	52
Thereafter	31

$312

        The total rent income was $166,000, $187,000, and $374,000, in 2012, 2011, and 2010, respectively, and is recorded as a reduction of occupancy expense in the consolidated statements of income.

(10) Deposits

        Deposits consist of the following at December 31, 2012 and 2011:

(In thousands)	2012	2011
Non-interest bearing demand deposits	$351,815	$263,752
Interest bearing deposits:
Interest checking	347,697	136,374
Money market and statement savings	430,391	377,944
Certificates of deposit	1,113,855	997,190

Total interest-bearing deposits	1,891,943	1,511,508

Total deposits	$2,243,758	$1,775,260

        Interest expense by deposit categories is as follows:

(In thousands)	2012	2011	2010
Interest checking	$2,457	$255	$466
Money market and statement savings	1,689	1,534	2,041
Certificates of deposit	10,693	11,771	13,054

Total interest expense	$14,839	$13,560	$15,561

        The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000 was $565.1 million and $593.3 million at December 31, 2012 and 2011, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Deposits (Continued)

        At December 31, 2012, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows:

  Maturities:

(In thousands)	Fixed Term	No-Penalty	Total
Three months or less	$281,426	$15,024	$296,450
Over three months through six months	59,679	2,445	62,124
Over six months through twelve months	54,783	3,369	58,152
Over twelve months	115,776	32,582	148,358

	$511,664	$53,420	$565,084

        No-penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

        Brokered certificates of deposits at December 31, 2012 and 2011 were $616.6 and $452.0 million, respectively.

        At December 31, 2012, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
2013	$706,991
2014	176,525
2015	133,814
2016	58,326
2017	36,479
2018	1,720

$1,113,855

(11) Other Borrowed Funds

        At December 31, 2012 and 2011, other borrowed funds consisted of the following:

(In thousands)	2012	2011
Fixed rate FHLB advances	$215,000	$295,000
Federal funds purchased	50,000	95,000
Customer repurchase agreements	106,656	99,766
Payable to Statutory Trust I	20,619	20,619

	$392,275	$510,385

        The Company had fixed rate advances from the FHLB totaling $215.0 million and $295.0 million at December 31, 2012 and 2011, respectively. These advances mature through 2022 and have interest rates ranging from 2.03% to 4.85%. Certain fixed rate FHLB advances have call options through 2013.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Other Borrowed Funds (Continued)

        The contractual maturities of the fixed rate advances for each of December 31, 2012 and 2011 were as follows:

At December 31, 2012

(In thousands) Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
Fixed Rate Hybrid	3.37 - 3.50%	48 months	2015	$10,000
Fixed Rate Hybrid	2.03%	48 months	2016	10,000
Fixed Rate Hybrid	3.45%	60 months	2016	5,000
Convertible	3.93 - 4.55%	120 months	2016	50,000
Fixed Rate Hybrid	2.46 - 2.65%	60 months	2017	30,000
Convertible	3.10 - 4.85%	120 months	2017	60,000
Convertible	2.81 - 4.00%	120 months	2018	20,000
Fixed Rate Hybrid	2.98%	84 months	2019	10,000
Fixed Rate Hybrid	3.80 - 4.01%	120 months	2022	20,000

Total FHLB Advances	3.61%			$215,000

        As of December 31, 2012 and 2011, two advances totaling $10.0 million have call options scheduled for 2013.

At December 31, 2011

(In thousands) Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
Fixed Rate Credit	0.13%	3 months	2012	$40,000
Fixed Rate Credit	0.86%	3 months	2012	15,000
ARC Fixed Rate Hybrid	0.38%	12 months	2012	15,000
ARC Fixed Rate Hybrid	1.17%	24 months	2012	10,000
ARC Fixed Rate Hybrid	3.25%	36 months	2014	10,000
ARC Fixed Rate Hybrid	3.21 - 3.50%	48 months	2015	40,000
ARC Fixed Rate Hybrid	3.45% - 3.54%	60 months	2016	15,000
Convertible	3.93 - 4.55%	120 months	2016	50,000
Convertible	3.10 - 4.85%	120 months	2017	80,000
Convertible	2.81% - 4.00%	120 months	2018	20,000

Total FHLB Advances	2.93%			$295,000

        The average balances of FHLB advances for the years ended December 31, 2012 and 2011 were $230.5 million and $279.5 million, respectively. The maximum amount outstanding at any month-end for both of the years ended December 31, 2012 and 2011 was $295.0 million. Total interest expense on FHLB advances for the years ended December 31, 2012, 2011, and 2010 was $8.2 million, $9.6 million, and $11.2 million, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Other Borrowed Funds (Continued)

        Customer repurchase agreements generally mature within one to four days and are reflected in the consolidated statements of financial condition at the amount of cash received. The Company's deposit customers are the counterparties to these types of funding arrangements. The Company pledges investment securities to collateralize these borrowings. At December 31, 2012 and 2011, the Company had repurchase agreements of $106.7 million and $99.8 million, respectively. The weighted-average interest rate of these customer repurchase agreements was 0.21%, 0.24%, and 0.25%, at December 31, 2012, 2011, and 2010, respectively. The average balances of customer repurchase agreements during 2012, 2011, and 2010 were $117.3 million, $87.0 million, and $80.0 million, respectively, and the maximum amount outstanding at any month-end during 2012, 2011, and 2010 was $160.1 million, $106.7 million, and $98.0 million, respectively. Interest expense on customer repurchase agreements for 2012, 2011, and 2010, was $249,000, $210,000, and $196,000, respectively.

        At December 31, 2012 and 2011, the Company had federal funds purchased of $50.0 million and $95.0 million, respectively, outstanding with a weighted average interest rate of 0.38% and 0.37%, respectively. Interest expense on federal funds purchased in 2012, 2011, and 2010, was $35,000, $33,000, and $45,000, respectively.

        The Company has a line of credit at the Federal Reserve discount window in the amount of $98.0 million at December 31, 2012, none of which was drawn as of that date. There was no interest expense related to the discount window in 2012, 2011, and 2010.

        In July 2004, the Company formed a wholly-owned subsidiary, Cardinal Statutory Trust I (the "Trust"), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. At December 31, 2012, the interest rate on trust preferred securities was 2.71%. These securities are redeemable at par beginning September 2009. The Company has guaranteed payment of these securities. The $20.6 million payable by the Company to the Trust is included in other borrowed funds. The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity. The additional $619,000 that is payable by the Company to the Trust represents the Company's unfunded capital investment in the Trust. The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank. Interest expense on the trust preferred securities in 2012, 2011, and 2010, was $834,000, $816,000, and $821,000, respectively.

        During 2011, the Company extinguished $55.0 million in FHLB advances which had an average cost of 2.87%, or $1.6 million annually. As part of the prepayment arrangement with the FHLB, the Company paid a one-time penalty of $2.3 million related to these advances. The Company replaced these advances with lower-cost longer-term funding from the FHLB. This expense is reported in the non-interest expense section of the Company's consolidated statements of income and no such expense occurred during 2012 or 2010.

        The scheduled maturities of other borrowed funds at December 31, 2012 were as follows:

(In thousands)	2013	2014	2015	2016	2017	2018 and Thereafter
FHLB advances	$—	$—	$10,000	$65,000	$90,000	$50,000
Customer repurchase agreements	106,656	—	—	—	—	—
Federal funds sold	50,000	—	—	—	—	—
Payable to Statutory Trust I	—	—	—	—	—	20,619

	$156,656	$—	$10,000	$65,000	$90,000	$70,619

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes

        The Company and its subsidiaries file consolidated federal tax returns on a calendar-year basis. For the years ended December 31, 2012, 2011, and 2010, the Company recorded income tax expense of $22.7 million, $14.1 million, and $8.0 million, respectively.

        The provision for income tax expense is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes as follows:

(In thousands)	2012	2011	2010
Income tax at federal corporate rate of 35%	$23,784	$14,742	$9,262
Change in valuation allowance	671	—	(31)
Change in the carrying rate of deferred tax assets and liabilities	—	1	(168)
Expected state tax benefit of losses of nonbank entities	—	—	31
State tax expense, net of federal tax benefit	226	263	166
Nontaxable income	(2,152)	(1,152)	(1,053)
Nondeductible expenses	400	27	61
Other	(271)	241	(247)

	$22,658	$14,122	$8,021

        The components of income tax expense are as follows:

(In thousands)	2012	2011	2010
Included in net income
Current
Federal	$16,355	$12,675	$11,366
State	486	361	325

Total current	16,841	13,036	11,691

Deferred
Federal	5,695	1,057	(3,578)
State	122	29	(92)

Total deferred	5,817	1,086	(3,670)

Total included in net income	$22,658	$14,122	$8,021

Included in shareholders' equity:
Deferred tax expense related to the change in the net unrealized gain on investment securities available for sale	$391	$4,468	$1,125
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on derivative instruments designated as cash flow hedges	470	(572)	(454)

Total included in shareholders' equity	$861	$3,896	$671

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

(In thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$9,761	$9,469
Net operating state loss carryforwards	2,258	1,587
Unrealized losses on derivative instruments designated as cash flow hedges	611	1,081
Deferred compensation	3,965	3,542
Depreciation	—	469
Other	1,999	1,523

Total gross deferred tax assets	18,594	17,671
Less valuation allowance	(2,258)	(1,587)

Net deferred tax assets	16,336	16,084

Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale	(7,805)	(7,414)
Goodwill and intangibles, net	(149)	(373)
Fair value adjustments	(8,751)	(3,172)
Depreciation	(865)	—
Prepaid expenses	(15)	(9)
Loan origination costs	(697)	(384)

Total gross deferred tax liabilities	(18,282)	(11,352)

Net deferred tax asset (liability)	$(1,946)	$4,732

        Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance. Valuation allowances of $2.3 million and $1.6 million for December 31, 2012 and 2011, respectively, have been established for deferred tax assets. This valuation allowance relates primarily to the state net operating losses of the parent company, CWS and Wilson/Bennett as realization is dependent upon generating future taxable income within those entities and in the specific jurisdiction. There is uncertainty concerning the recoverability of these state net operating losses as the entities which own these losses have never operated profitably and future profitability is uncertain. Management believes that future operations of the Company will generate sufficient taxable income to realize the net deferred tax assets at each of December 31, 2012 and 2011. The Company has state net operating loss carryforwards of $28 million that begin to expire in 2017.

        As of December 31, 2012 and 2011, the Company had no unrecognized tax benefits. The Company had no interest expense or tax penalties related to uncertain tax positions during the years ended December 31, 2012 and 2011. If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

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

        At December 31, 2012, accumulated other comprehensive income included an unrealized gain, net of tax, of $785,000 related to forward loan sale contracts designated as the hedging instrument in the cash flow hedge. At December 31, 2011, accumulated other comprehensive income included an unrealized loss, net of tax, of $1.0 million related to forward loan sale contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at December 31, 2012 which is related to the Company's cash flow hedges will be recognized in earnings during the first quarter of 2013. At December 31, 2012, the Company recognized minimal amounts due to hedge ineffectiveness.

        At December 31, 2012, the Company had $481.7 million in residential mortgage rate lock commitments and associated forward sales and $723.8 million in forward loan sales associated with $785.8 million of loans that had closed and were presented as held for sale. At December 31, 2012, the derivative asset was $27.2 million and the derivative liability was $4.2 million.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Derivative Instruments and Hedging Activities (Continued)

        At December 31, 2012 and 2011, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt (trust preferred securities which is included in other borrowed funds on the statement of condition) is as follows:

(Dollars in thousands)	2012	2011
Notional amount	$10,000	$10,000
Weighted average pay rate	3.97%	3.97%
Weighted average receive rate	1.54%	1.54%
Weighted average maturity in years	1 years	2 years
Unrealized gain (loss) relating to interest rate swaps	$119	$77

        These agreements provided for the Company to receive payments at a variable rate determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At December 31, 2012, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. The cash flow hedging relationships were highly effective during 2012 and the amount of ineffectiveness was de minimus.

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

        At December 31, 2012 and 2011, the information pertaining to the single outstanding interest rate swap agreement used to hedge fixed-rate loans is as follows:

(Dollars in thousands)	2012	2011
Notional amount	$11,174	$11,396
Weighted average pay rate	5.42%	5.42%
Weighted average receive rate	0.25%	0.23%
Weighted average maturity in years	1 year	2 years
Unrealized loss relating to interest rate swaps	$478	$1,000

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Derivative Instruments and Hedging Activities (Continued)

        The agreement provides for the Company to make payments at a variable rate determined by a specified index (one month LIBOR) in exchange for receiving payments at a fixed rate.

        At December 31, 2012 and 2011, the unrealized loss relating to use of interest rate swap was recorded in net income with an offsetting gain for the fair value of the loan. The fair value of the loan is included in loans receivable on the statement of condition. The hedge relationship has been effective since inception and is forecasted to remain effective. Ineffectiveness reflected in earnings is immaterial for the periods presented.

(14) Fair Value of Derivative Instruments and Hedging Activities

        The following tables disclose the derivative instruments' location on the Company's statement of condition and the fair value of those instruments at December 31, 2012 and 2011. In addition, the gains and losses related to these derivative instruments is provided for the years ended December 31, 2012 and 2011.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Derivative Instruments and Hedging Activities
At December 31, 2012
(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$616
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,136	Accrued Interest Payable and Other Liabilities	3,623

Total Derivatives Designated as Hedging Instruments		2,136		4,239

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	24,657	Accrued Interest Payable and Other Liabilities	449
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	449	Accrued Interest Payable and Other Liabilities	91

Total Derivatives Not Designated as Hedging Instruments		25,106		540

Total Derivatives		$27,242		$4,779

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Impact of Derivative Instruments on the Statement of Income

For the Year Ended December 31, 2012

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
Interest Rate Swaps	Other Income	$522	Other Income	$(522)

Total		$522		$(522)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$119	Other Income	$—	Other Income	$—
Forward Loan Sales Commitments	666	Other Income	(756)	Other Income	—

Total	$785		$(756)		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitment	$79,397	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(2,875)	Other Income
Rate Lock Commitments	2,875	Other Income

Total	$79,397

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Regulatory Matters

        The Bank, as a state-chartered bank, is subject to the dividend restrictions established by the State Corporation Commission of the Commonwealth of Virginia. Under such restrictions, the Bank may not, without the prior approval of the Bank's primary regulator, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 2012, there were approximately $147.4 million of accumulated earnings at the Bank which could be paid as dividends to the Company.

        The Bank is required to maintain a minimum non-interest earning clearing balance with the Federal Reserve Bank. The average amount of the clearing balance was $1.0 million for 2012.

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

        The regulatory capital of the Company at December 31, 2012 and 2011 is as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2012
(In thousands)
Total capital to risk weighted assets	$328,547	13.04%	$201,530	≥	8.00%	$251,913	≥	10.00%
Tier I capital to risk weighted assets	300,732	11.94%	100,765	≥	4.00%	151,148	≥	6.00%
Tier I capital to average assets	300,732	10.49%	114,693	≥	4.00%	143,366	≥	5.00%
At December 31, 2011
(In thousands)
Total capital to risk weighted assets	$278,385	12.49%	$178,364	≥	8.00%	$222,955	≥	10.00%
Tier I capital to risk weighted assets	251,811	11.29%	89,182	≥	4.00%	133,733	≥	6.00%
Tier I capital to average assets	251,811	10.14%	99,319	≥	4.00%	124,149	≥	5.00%

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Regulatory Matters (Continued)

        The regulatory capital of the Bank at December 31, 2012 and 2011 is as follows:

	Actual		For Capital Adequacy Purposes			Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2012
(In thousands)
Total capital to risk-weighted assets	$315,511	12.59%	$200,440	≥	8.00%	$250,550	≥	10.00%
Tier I capital to risk-weighted assets	287,695	11.48%	100,220	≥	4.00%	150,330	≥	6.00%
Tier I capital to average assets	287,695	10.08%	114,196	≥	4.00%	142,745	≥	5.00%
At December 31, 2011
(In thousands)
Total capital to risk-weighted assets	$265,668	11.98%	$177,479	≥	8.00%	$221,849	≥	10.00%
Tier I capital to risk-weighted assets	239,093	10.78%	88,740	≥	4.00%	133,110	≥	6.00%
Tier I capital to average assets	239,093	9.68%	98,783	≥	4.00%	123,479	≥	5.00%

        At December 31, 2012 and 2011, the Company and the Bank met all regulatory capital requirements and are considered "well-capitalized" from a regulatory perspective.

        George Mason and Cardinal First are also required to maintain defined capital levels under Department of Housing and Urban Development guidelines. At December 31, 2012 and 2011, George Mason and Cardinal First maintained capital in excess of these required guidelines.

        The Company was informed by letter July 1, 2011 that the U.S. Department of Justice (the "DOJ") might initiate the filing of a complaint against the Cardinal Bank and George Mason Mortgage, LLC alleging certain violations of the Fair Housing Act (the "FHA") and Equal Credit Opportunity Act (the "ECOA"). In a letter dated May 11, 2012, the DOJ determined that it will not file a lawsuit at this time alleging that Cardinal Bank or George Mason Mortgage, LLC violated either the FHA or the ECOA. No further action on this matter is required by the Company and there were no requirements or effect on the Company associated with the resolution of this matter.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Related-Party Transactions (Continued)

        Analysis of activity for loans to related parties follows:

(In thousands)	2012	2011
Balance, beginning of year	$34,988	$36,622
New loans	1,236	7,806
Loans paid off or paid down	(3,620)	(9,440)

Balance, end of year	$32,604	$34,988

        George Mason leases its headquarters office space from a director of the Company who is the manager and a 3.1% owner of the limited liability company that owns the building in which the space is leased. The lease was renewed during 2011 and expires June 2014. The rent that George Mason pays for the use of this space under the existing lease ranges from $733,000 to $995,000 annually over the next two years. Rent payments totaled $912,000 in 2012, $738,000 in 2011, and $1.0 million in 2010. During 2010, the Company leased branch office space from a director who has an indirect ownership in the building. Certain of his immediate family members own a minority interest in the limited liability company that owns the building. The rent the Bank pays for the use of this space under the existing lease is $29,000 to $32,000 annually for the next four years. Rent payments totaled $34,000 in 2012 and $7,200 in 2011.

(17) Earnings Per Common Share

        The following is the calculation of basic and diluted earnings per common share.

(In thousands, except per share data)	2012	2011	2010
Net income	$45,297	$27,998	$18,442
Weighted average shares for basic	29,654	29,401	29,123
Weighted average shares for diluted	29,996	29,784	29,608
Basic earnings per common share	$1.53	$0.95	$0.63

Diluted earnings per common share	$1.51	$0.94	$0.62

        The following shows the composition of basic outstanding shares for the years ended December 31, 2012, 2011, and 2010:

(in thousands)	2012	2011	2010
Weighted average shares outstanding—basic	29,244	28,938	28,746
Weighted average shares attributable to deferred compensation plans	410	463	377

Total weighted average shares—basic	29,654	29,401	29,123

        Weighted average shares for the basic earnings per share calculation is increased by the number of shares required to be issued under the Company's various deferred compensation plans. These plans provide for a Company match. The Company match must be in common stock of the Company.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Earnings Per Common Share (Continued)

        The following shows the composition of diluted outstanding shares for the years ended December 31, 2012, 2011, and 2010:

(in thousands)	2012	2011	2010
Weighted average shares outstanding—basic	29,244	28,938	28,746
Weighted average shares attributable to deferred compensation plans	664	694	628
Weighted average shares attributable to vested stock options	88	152	234

Total weighted average shares—diluted	29,996	29,784	29,608

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

        Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the years ended December 31, 2011 and 2010 were 19,412 and 50,976. There were no antidilutive outstanding stock options for the year ended December 31, 2012. These stock options have exercise prices that were greater than the average market price of the Company's common stock for the years presented. In addition, for December 31, 2012 there were 14,739 incremental shares related to unvested stock options added to the diluted weighted average share calculation. No unvested incremental stock option shares were added to the earnings per share calculation for 2011 and 2010 as the addition of these shares to the diluted weighted average share calculation would be antidilutive.

(18) 401(k) Plan

        Employees who work twenty (20) hours or more a week and have been employed by the Company for a month can elect to participate in and make contributions into a 401(k) Plan. The Company contributes $0.50 for $1.00 of employee contributions up to a maximum of 3% of the employee's contribution. Expense related to the Company's match in 2012, 2011, and 2010, was $1.1 million, $682,000, and $590,000, respectively. Employees are immediately vested in the Company's matching contribution.

(19) Deferred Compensation Plans

        The Company has deferred compensation plans for its directors and certain employees. Under the directors' plan, a director may elect to defer all or a portion of any director-related fees including fees for serving on board committees. Under the employees' plan, certain employees may defer all or a portion of their compensation including any bonus or commission compensation. Director and employee deferrals, other than employees of George Mason, are matched 50% by the Company. Deferrals made by employees of George Mason are not eligible for the Company match. The amount of the Company match is deemed invested in Company common stock which vests immediately for the directors and over three years for employees. The maximum Company match per employee is $50,000 per year. There is no annual ceiling to the Company match for directors. Expense relating to the deferred compensation plans for the years ended December 31, 2012, 2011, and 2010, was $215,000,

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Deferred Compensation Plans (Continued)

$253,000, and $486,000, respectively, the employee portion of which is included in salary and benefits expense and the directors portion of the expense is included in other operating expense in the consolidated statements of income.

        The deferred compensation plan liability at December 31, 2012 and 2011 was $7.2 million and $5.7 million, respectively. The trust established for the deferred compensation plan is funded.

        The Company has a supplemental executive retirement plan (SERP) that covers certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest beginning with the individual's retirement. A liability is accrued for the obligation under these plans. The expense incurred for the SERP in 2012, 2011 and 2010 was $2.4 million, $434, 000 and $1.3 million, respectively. The SERP liability was $6.9 million and $4.5 million as of December 31, 2012 and 2011, respectively.

(20) Director and Employee Stock-Based Compensation Plans

        At December 31, 2012, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the "Option Plan") and the 2002 Equity Compensation Plan (the "Equity Plan").

        In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company's common stock to employees and members of the Company's and its subsidiaries' boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

        In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or performance share awards to directors, eligible officers and key employees of the Company. In 2011, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 2,420,000 to 3,170,000, an increase of 750,000 shares. In addition, the amendment extended the term of the Equity Plan to February 21, 2021. There are 968,368 shares of the Company's common stock available for future grants and awards in the Equity Plan as of December 31, 2012.

        The following tables present a summary of the Company's stock option activity for the years ended December 31, 2012, 2011, and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,832,860	$9.38
Granted	63,750	12.11
Exercised	(1,027,702)	8.84
Forfeited	(17,550)	10.20

Outstanding at December 31, 2012	851,358	$10.21	4.67	$5,182,708

Options exercisable at December 31, 2012	682,458	$10.19	3.84	$4,166,600

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Director and Employee Stock-Based Compensation Plans (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,197,289	$8.67
Granted	153,100	11.20
Exercised	(428,779)	6.13
Forfeited	(88,750)	10.77

Outstanding at December 31, 2011	1,832,860	$9.38	4.19	$2,493,627

Options exercisable at December 31, 2011	1,659,160	$9.38	3.74	$2,250,771

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,139,433	$8.43
Granted	150,000	10.44
Exercised	(52,010)	3.92
Forfeited	(33,710)	9.41
Expired	(6,424)	4.39

Outstanding at December 31, 2010	2,197,289	$8.67	4.37	$6,495,672

Options exercisable at December 31, 2010	1,985,789	$8.36	4.23	$5,928,056

        Information pertaining to stock options outstanding at December 31, 2012 is as follows:

At December 31, 2012

	Options Outstanding			Options Exercisable
		Weighed Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.60 - $5.25	2,500	0.1 years	$4.87	2,500	$4.87
$5.95 - $8.28	156,739	4.3 years	7.07	123,139	7.32
$8.39 - $9.59	73,350	2.9 years	8.90	69,000	8.90
$9.78 - $10.91	229,900	4.0 years	10.36	187,750	10.44
$11.03 - $12.65	375,369	5.5 years	11.60	300,069	11.56
$13.00 - $15.78	13,500	9.7 years	13.78	—	—

Outstanding at year end	851,358	4.67	10.21	682,458	10.19

        Total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010, was $7.7 million, $2.0 million, and $406,000, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Director and Employee Stock-Based Compensation Plans (Continued)

        A summary of the status of the Company's non-vested stock options and changes during the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	193,700	$4.00
Granted	150,000	4.64
Vested	(118,250)	4.97
Forfeited	(13,950)	3.78

Balance at December 31, 2010	211,500	$3.93

Granted	153,100	4.84
Vested	(144,750)	4.71
Forfeited	(46,150)	4.47

Balance at December 31, 2011	173,700	$3.94

Granted	63,750	4.65
Vested	(54,220)	3.99
Forfeited	(14,330)	4.21

Balance at December 31, 2012	168,900	$4.17

        At December 31, 2012, there was $602,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted average period of 3.3 years. The total fair value of shares that vested during the years ended December 31, 2012, 2011, and 2010, was $216,000, $681,000, and $588,000, respectively.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Segment Reporting (Continued)

        Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the years ended December 31, 2012, 2011, and 2010 follows:

(In thousands)
At and for the Year Ended December 31, 2012:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$89,472	$2,365	$—	$(834)	$—	$91,003
Provision for loan losses	6,865	258	—	—	—	7,123
Non-interest income	5,868	54,794	2,623	176	(69)	63,392
Non-interest expense	43,495	29,529	2,656	3,706	(69)	79,317
Provision (benefit) for income taxes	14,436	9,764	(14)	(1,528)	—	22,658

Net income (loss)	$30,544	$17,608	$(19)	$(2,836)	$—	$45,297

Total Assets	$2,954,412	$815,820	$2,693	$329,328	$(1,063,066)	$3,039,187

At and for the Year Ended December 31, 2011:

	Commercial Banking	Mortgage Banking	Wealth Management and Trust Services	Other	Intersegment Elimination	Consolidated
Net interest income	$77,456	$2,522	$—	$(816)	$—	$79,162
Provision for loan losses	6,910	—	—	—	—	6,910
Non-interest income	6,116	25,592	2,552	161	(88)	34,333
Non-interest expense	42,202	16,032	2,610	3,709	(88)	64,465
Provision (benefit) for income taxes	11,397	4,291	(29)	(1,537)	—	14,122

Net income (loss)	$23,063	$7,791	$(29)	$(2,827)	$—	$27,998

Total Assets	$2,549,326	$531,403	$590	$278,820	$(757,423)	$2,602,716

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

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22) Financial Instruments with Off Balance Sheet Risk (Continued)

guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 2012 are collateralized.

        Commitments to extend credit of $481.7 million as of December 31, 2012 are related to George Mason's mortgage loan funding commitments and are of a short term nature. Commitments to extend credit of $767.1 million primarily have floating rates as of December 31, 2012. It is uncertain as to the amount, if any, that the Company will be required to fund on these commitments as many such arrangements expire with no amount drawn.

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

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2012 and 2011 is as follows:

(In thousands)	2012	2011
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$1,248,766	$849,402
Standby letters of credit	36,466	30,848

        The fair value of the liability associated with standby letters of credit and commitments to extend credit at each of the years ended December 31, 2012 and 2011 was $415,000.

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

        During 2012 and 2011, George Mason either repurchased from or settled with investors on such loans for a total of $375,000 and $558,000, respectively. This reserve had a balance of $628,000 and $0 for the years ended December 31, 2012 and 2011, respectively. The expense (benefit) related to this reserve for the years ended December 31, 2012, 2011, and 2010, was $962,000, $670,000, and ($686,000), respectively.

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

        The Company's two other interest rate swap derivatives designated as cash flow hedges are recorded at fair value using published yield curve rates from a national valuation service. These observable rates and inputs are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.

        The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within the time frames established by the mortgage company. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into best efforts forward sales contracts to sell loans to investors. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Both the rate lock commitments to the borrowers and the forward sales contracts to the investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category.

        There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the years ended December 31, 2012 and 2011. Transfers between levels are recognized at the end of each reporting period. The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Fair Value Measurements (Continued)

        Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 are shown below:

At December 31, 2012 (In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,110	$5,110	$—	$—
U.S. government-sponsored agencies	61,533		61,533	—
Mortgage-backed securities	118,913	—	118,913	—
Municipal securities	86,347	—	86,347	—
Total investment securities available-for-sale	271,903	5,110	266,793	—
Investment securities—trading	3,151	—	3,151	—
Loan receivable designated in fair value hedge	11,652	—	11,652	—
Bank-owned life insurance	31,652	—	31,652	—
Derivative liability—interest rate swaps	616	—	616	—
Derivative asset—rate lock and forward loan sales commitments	26,793	—	26,793	—
Derivative asset—interest rate lock commitments	449	—	449	—
Derivative liability—rate lock and forward loan sales commitments	4,072	—	4,072	—
Derivative liability—interest rate lock commitments	91	—	91	—

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

At December 31, 2012 (In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$5,072	$—	$—	$5,072
Loans receivable—evaluated for impairment	8,446	—	820	7,626

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

        The Company's held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.7 million of par value at December 31, 2012. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. The Company owns the A-3 tranches in each issuance. Observable trading activity remains limited for these types of securities. The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired. The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

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

        Loans receivable—evaluated for impairment that are designated at fair value using Level 3 inputs on a nonrecurring basis total $7.6 million at December 31, 2012. The total amount for each period presented represents the entire population of loans receivable—evaluated for impairment, and of this amount, $7.6 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Fair Value Measurements (Continued)

construction or a residence. In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated. This is considered a Level 3 valuation. The value of business equipment is based upon the net book value on the applicable business's financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. At December 31, 2012, the Company's Level 3 loans consisted of two relationships totaling $5.6 million which were secured primarily by commercial real estate which did not have a valuation allowance; one relationship totaling $1.8 million secured by accounts receivable, inventory, equipment and commercial real estate which did not have a valuation allowance; and two relationships totaling $288,000 which were primarily secured by business assets and did not have a valuation allowance.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Fair Value Measurements (Continued)

Loans Receivable, Net

        In order to determine the fair market value for loans receivable, the loan portfolio was segmented based on loan type, credit quality and maturities. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on current carrying amounts. The fair values of other loans are estimated using discounted cash flow analyses, at interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value analysis also included other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, and liquidity, as appropriate. This method of estimating fair value does not incorporate the exit-price concept of fair value which is appropriate for this disclosure.

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

        The Company has revised the December 31, 2011 carrying values of available for sale investments, as reported in the 2011 Form 10-K, to appropriately reflect the fair value as opposed to the reported amount, which represented the amortized cost value.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Fair Value Measurements (Continued)

        The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at December 31, 2012 and 2011:

	December 31, 2012
			Fair Value Measurements Using
	Carrying Amount	Estimated Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,140	$67,140	$67,140	$—	$—
Investment securities available-for-sale	271,903	271,903	5,110	266,793	—
Investment securities held-to-maturity and other investments	25,668	23,321	—	18,249	5,072
Loans held for sale	785,751	785,751	—	785,751	—
Loans receivable, net	1,776,029	1,823,356	—	12,472	1,810,884
Accrued interest receivable	7,333	7,333	7,333	—	—
Financial liabilities:
Demand deposits	$351,815	$351,815	$351,815	$—	$—
Interest checking	347,697	347,697	347,697	—	—
Money market and statement savings	430,391	430,391	430,391	—	—
Certificates of deposit	1,113,855	1,124,235	—	1,124,235	—
Other borrowed funds	392,275	418,808	—	418,808	—
Accrued interest payable	974	974	974	—	—

	December 31, 2011
			Fair Value Measurements Using
	Carrying Amount	Estimated Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$37,139	$37,139	$37,139	$—	$—
Investment securities available-for-sale	320,998	320,998	5,181	315,817	—
Investment securities held-to-maturity and other investments	22,235	22,554	—	18,022	4,532
Loans held for sale	529,500	529,500	—	529,500	—
Loans receivable, net	1,605,723	1,637,559	—	20,554	1,617,005
Accrued interest receivable	7,046	7,046	7,046	—	—
Financial liabilities:
Demand deposits	$263,752	$263,752	$263,752	$—	$—
Interest checking	136,374	136,374	136,374	—	—
Money market and statement savings	377,944	377,944	377,944	—	—
Certificates of deposit	997,190	1,009,719	—	1,009,719	—
Other borrowed funds	510,385	536,904	—	536,904	—
Accrued interest payable	1,402	1,402	1,402	—	—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Parent Company Only Financial Statements

        The Cardinal Financial Corporation (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION

December 31, 2012 and 2011

(In thousands)

	2012	2011
Assets
Cash and cash equivalents	$7,141	$6,639
Investment securities—Trading	3,151	2,065
Other investments	113	113
Investment in subsidiaries	315,367	265,643
Premises and equipment, net	671	713
Goodwill	24	24
Other assets	2,861	3,623

Total assets	$329,328	$278,820

Liabilities and Shareholders' Equity
Debt to Cardinal Statutory Trust I	$20,619	$20,619
Other liabilities	643	384

Total liabilities	21,262	21,003
Total shareholders' equity	$308,066	$257,817

Total liabilities and shareholders' equity	$329,328	$278,820

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Income:
Net interest expense	$(834)	$(816)	$(820)
Net realized and unrealized trading losses	158	144	187
Other income	18	17	18

Total income (loss)	(658)	(655)	(615)
Expense—general and administrative	3,706	3,709	4,438

Net loss before income taxes and equity in undistributed earnings of subsidiaries	(4,364)	(4,364)	(5,053)

Income tax benefit	(1,528)	(1,537)	(2,109)
Equity in undistributed earnings of subsidiaries	48,133	30,825	21,386

Net income	$45,297	$27,998	$18,442

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$45,297	$27,998	$18,442
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(48,133)	(30,825)	(21,386)
Depreciation	42	44	45
Proceeds from sale of investment securities—trading	—	743	(1,181)
Purchase of investment securities—trading	(1,174)	(1,182)	140
Unreliazed gain on investment securities—trading	(158)	(144)	(187)
Impairment of goodwill and other intangible assets	—	—	110
Increase (decrease) in other assets and liabilities	1,430	(3,670)	1,045

Net cash used in operating activities	(2,696)	(7,036)	(2,972)

Cash flows from investing activities:
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Dividends on common stock	(5,892)	(3,474)	(2,299)
Stock options exercised	9,090	2,627	204

Net cash provided by (used in) financing activities	3,198	(847)	(2,095)

Net increase (decrease) in cash and cash equivalents	502	(7,883)	(5,067)
Cash and cash equivalents at beginning of year	6,639	14,522	19,589

Cash and cash equivalents at end of year	$7,141	$6,639	$14,522

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(25) Other Operating Expenses

        The following shows the composition of other operating expenses for the years ended December 31, 2012, 2011, and 2010:

(In thousands)	2012	2011	2010
Stationary and supplies	$1,693	$1,183	$1,084
Other taxes	467	284	400
Travel and entertainment	763	632	528
Premises and equipment	3,524	2,669	2,149
Business memberships	447	328	399
Employment services	253	172	310
Board of directors expenses	538	575	458
Loan expense	454	463	482
Miscellaneous	3,236	2,106	1,540

Total other operating expense	$11,375	$8,412	$7,350

(26) Subsequent Events

        During the second quarter of 2012, the Company decided to exit the third party institutional custody and trustee component of its trust services division due to its limited opportunity to leverage the platform. This component's contribution towards the Company's profitability is immaterial. In its role as trustee, the Company engaged a third party to market this business line to outside parties that may be in the best position to provide appropriate services to these clients. The sale of this portion of the Company's trust business is immaterial to the financial condition of the Company, as is the expected loss in net income attributable to this business, which is included in the wealth management and trust services business segment. The Company anticipates that this portion of its trust services division will cease sometime during the first six months of 2013. The Company will continue to build upon the personal and commercial trust area of this business segment, which the Company believes has better long-term growth and profit potential.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment, management believes that as of December 31, 2012, the Company's internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control—Integrated Framework.

        Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal controls over financial reporting which appears in Item 8.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Election of Directors" section and under the headings "Executive Officers," "The Committees of the Board of Directors," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.    Executive Compensation

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Executive Compensation" section and under the heading "Director Compensation" in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Security Ownership of Certain Beneficial Owners and Management.    Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

        Equity Compensation Plan Information.    The following table sets forth information as of December 31, 2012, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Shareholders
1999 Stock Plan	21,150	$7.54	—
2002 Equity Compensation Plan	830,208	$10.28	968,368
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—
Total	851,358	$10.21	968,368

(1)
Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)
The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Certain Relationships and Related Transactions" and "Independence of the Directors" in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Fees of Independent Public Accountants" and "Audit Committee Pre-Approval Policies and Procedures," in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

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
3.4	Bylaws of Cardinal Financial Corporation (restated in electronic format as of October 23, 2012).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1
Employment Agreement, dated as of November 1, 2010, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2010).*
10.2	Amendment to Executive Employment Agreement for Bernard H. Clineburg, dated November 13, 2012.*
10.3	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).*
10.4	Addendum to Executive Employment Agreement for Christopher W. Bergstrom, dated August 17, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 23, 2011).*
10.5	Addendum to Executive Employment Agreement for Christopher W. Bergstrom, dated March 13, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 15, 2012).*
10.6	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and F. Kevin Reynolds (incorporated by reference to Exhibit 10.4 to the Form SB-2).*
10.7	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).*

10.8	Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134923).*
10.9
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
10.12
Executive Employment Agreement, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.13	Amendment to Executive Employment Agreement of Kendal E. Carson (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.14
Supplemental Executive Retirement Plan, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.15
Executive Employment Agreement, dated March 17, 2010, between Cardinal Financial Corporation and Alice P. Frazier (incorporated by reference to exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2010).*
10.16	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2007).*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.
101
The following materials from the Registrant's Quarterly Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

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

CARDINAL FINANCIAL CORPORATION
March 14, 2013	By:	/s/ BERNARD H. CLINEBURG
		Name:	Bernard H. Clineburg
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2013.

Signatures	Titles

/s/ BERNARD H. CLINEBURG Name: Bernard H. Clineburg	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ MARK A. WENDEL Name: Mark A. Wendel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JENNIFER L. DEACON Name: Jennifer L. Deacon	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ B.G. BECK Name: B. G. Beck	Director
/s/ WILLIAM G. BUCK Name: William G. Buck	Director
/s/ SIDNEY O. DEWBERRY Name: Sidney O. Dewberry	Director
/s/ MICHAEL A. GARCIA Name: Michael A. Garcia	Director

Signatures	Titles

/s/ J. HAMILTON LAMBERT Name: J. Hamilton Lambert	Director
/s/ WILLIAM J. NASSETTA Name: William J. Nassetta	Director
/s/ WILLIAM E. PETERSON Name: William E. Peterson	Director
/s/ ALICE M. STARR Name: Alice M. Starr	Director
/s/ STEVEN M . WILTSE Name: Steven M. Wiltse	Director

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the "Form SB-2")).
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
3.4	Bylaws of Cardinal Financial Corporation (restated in electronic format as of October 23, 2012).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1
Employment Agreement, dated as of November 1, 2010, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2010).*
10.2	Amendment to Executive Employment Agreement for Bernard H. Clineburg, dated November 13, 2012.*
10.3	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).*
10.4	Addendum to Executive Employment Agreement for Christopher W. Bergstrom, dated August 17, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 23, 2011).*
10.5	Addendum to Executive Employment Agreement for Christopher W. Bergstrom, dated March 13, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 15, 2012).*
10.6	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and F. Kevin Reynolds (incorporated by reference to Exhibit 10.4 to the Form SB-2).*
10.7	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).*
10.8
Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134923).*
10.9
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

Number	Description
10.11	George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated February 25, 2009 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.12
Executive Employment Agreement, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.13	Amendment to Executive Employment Agreement of Kendal E. Carson (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.14
Supplemental Executive Retirement Plan, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.15
Executive Employment Agreement, dated March 17, 2010, between Cardinal Financial Corporation and Alice P. Frazier (incorporated by reference to exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2010).*
10.16	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2007).*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.
101
The following materials from the Registrant's Quarterly Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

*
Management contracts and compensatory plans and arrangements.