Form 10-Q
period 2013-03-31
CARDINAL FINANCIAL CORP
filed 2013-05-09
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

30,265,056 shares of common stock, par value $1.00 per share,

outstanding as of May 6, 2013

CARDINAL FINANCIAL CORPORATION

PART I - Financial Information

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2013 and December 31, 2012

(In thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$13,451	$17,552
Federal funds sold	125,612	49,588
Total cash and cash equivalents	139,063	67,140
Investment securities available-for-sale	256,900	271,903
Investment securities held-to-maturity (market value of $9,004 and $9,019 at March 31, 2013 and December 31, 2012, respectively)	10,790	11,366
Investment securities-trading	3,299	3,151
Total investment securities	270,989	286,420
Other investments	14,048	14,302
Loans held for sale	534,706	785,751
Loans receivable, net of deferred fees and costs	1,782,916	1,803,429
Allowance for loan losses	(27,165)	(27,400)
Loans receivable, net	1,755,751	1,776,029
Premises and equipment, net	19,348	19,192
Goodwill and intangibles, net	10,243	10,292
Bank-owned life insurance	31,743	31,652
Prepaid FDIC insurance premiums	1,875	2,165
Accrued interest receivable and other assets	40,466	46,244
Total assets	$2,818,232	$3,039,187

Liabilities and Shareholders’ Equity

Non-interest bearing deposits	$361,932	$351,815
Interest bearing deposits	1,727,086	1,891,943
Total deposits	2,089,018	2,243,758
Other borrowed funds	332,353	392,275
Mortgage funding checks	45,329	51,679
Deferred tax liability, net	2,601	1,946
Escrow liabilities	6,353	4,629
Accrued interest payable and other liabilities	28,958	36,834
Total liabilities	2,504,612	2,731,121

	2013	2012
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	30,262,356	30,226,330	30,262	30,226
Additional paid-in capital			172,680	172,021
Retained earnings			98,445	92,777
Accumulated other comprehensive income, net			12,233	13,042
Total shareholders’ equity			313,620	308,066
Total liabilities and shareholders’ equity			$2,818,232	$3,039,187

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2013 and 2012

(In thousands, except per share data)

(Unaudited)

	2013	2012
Interest income:
Loans receivable	$21,009	$20,699
Loans held for sale	4,555	4,038
Federal funds sold	114	21
Investment securities available-for-sale	2,393	2,779
Investment securities held-to-maturity	56	84
Other investments	79	49
Total interest income	28,206	27,670
Interest expense:
Deposits	3,423	3,559
Other borrowed funds	2,182	2,373
Total interest expense	5,605	5,932
Net interest income	22,601	21,738
Provision for loan losses	(457)	1,898
Net interest income after provision for loan losses	23,058	19,840
Non-interest income:
Service charges on deposit accounts	502	445
Loan fees	219	376
Title insurance & other related income	399	466
Investment fee income	547	613
Realized and unrealized gains on mortgage banking activities	6,327	6,881
Net realized gain on investment securities-trading	38	187
Management fee income	298	1,009
Increase in cash surrender value of bank-owned life insurance	92	172
Gain (loss) on sale of real estate	30	(473)
Other income	22	6
Total non-interest income	8,474	9,682
Non-interest expense:
Salary and benefits	9,986	9,512
Occupancy	2,081	1,709
Professional fees	1,316	739
Depreciation	745	602
Data processing & communications	1,128	1,167
FDIC insurance premiums	331	327
Mortgage loan repurchases and settlements	62	115
Amortization of intangibles	49	49
Other operating expenses	4,984	3,861
Total non-interest expense	20,682	18,081
Income before income taxes	10,850	11,441
Provision for income taxes	3,670	3,788
Net income	$7,180	$7,653
Earnings per common share - basic	$0.23	$0.26
Earnings per common share - diluted	$0.23	$0.26
Weighted-average common shares outstanding - basic	30,634	29,586
Weighted-average common shares outstanding - diluted	31,019	29,993

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, 2013 and 2012

(In thousands)

(Unaudited)

	2013	2012

Net income	$7,180	$7,653
Other comprehensive income:
Unrealized loss on available-for-sale investment securities:
Unrealized holding loss arising during the period, net of tax benefit of $857 thousand in 2013 and $110 thousand in 2012	(1,663)	(213)

Less: reclassification adjustment for net gains included in net income net of tax expense of $0 in 2013 and 2012	—	—

	(1,663)	(213)

Unrealized gain on derivative instruments designated as cash flow hedges, net of tax expense of $460 thousand in 2013 and $682 thousand in 2012	854	1,214

Comprehensive income	$6,371	$8,654

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2013 and 2012

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2011	29,199	$29,199	$163,730	$53,372	$11,516	$257,817

Stock options exercised	5	5	16	—	—	21

Stock compensation expense, net of tax benefit	—	—	42	—	—	42

Dividends on common stock of $0.03 per share	—	—	—	(876)	—	(876)

Change in accumulated other comprehensive income	—	—	—	—	1,001	1,001

Net income	—	—	—	7,653	—	7,653

Balance, March 31, 2012	29,204	$29,204	$163,788	$60,149	$12,517	$265,658
Balance, December 31, 2012	30,226	$30,226	$172,021	$92,777	$13,042	$308,066

Stock options exercised	36	36	293	—	—	329

Stock compensation expense, net of tax benefit	—	—	366	—	—	366

Dividends on common stock of $0.05 per share	—	—	—	(1,512)	—	(1,512)

Change in accumulated other comprehensive income	—	—	—	—	(809)	(809)

Net income	—	—	—	7,180	—	7,180

Balance, March 31, 2013	30,262	$30,262	$172,680	$98,445	$12,233	$313,620

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013 and 2012

(In thousands)

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income	$7,180	$7,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	745	602
Amortization of premiums, discounts and intangibles	(4)	36
Provision for loan losses	(457)	1,898
Loans held for sale originated	(1,508,921)	(1,411,582)
Proceeds from the sale of loans held for sale	1,766,293	1,446,748
Realized and unrealized gains on mortgage banking activities	(6,327)	(6,881)
Purchase of investment securities-trading	(330)	(544)
Unrealized gain on investment securities-trading	(38)	(187)
(Gain) Loss on sale of other real estate owned	(30)	473
Stock compensation expense, net of tax benefits	366	42
Increase in cash surrender value of bank-owned life insurance	(92)	(172)
Increase (decrease) in accrued interest receivable and other assets	7,383	(2,511)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	(4,880)	2,404
Net cash provided by operating activities	260,888	37,979
Cash flows from investing activities:
Net purchases of premises and equipment	(901)	(594)
Proceeds from the sale of fixed assets	—	1,104
Proceeds from maturity and call of investment securities available-for-sale	469	—
Purchase of other investments	(1)	(790)
Proceeds from the sale of other investments	255	—
Proceeds of other real estate owned	—	2,573
Redemptions of investment securities available-for-sale	12,068	11,053
Redemptions of investment securities held-to-maturity	575	356
Net increase (decrease) in loans receivable, net of deferred fees and costs	20,765	(33,723)
Net cash provided by (used in) investing activities	33,230	(20,021)
Cash flows from financing activities:
Net increase (decrease) in deposits	(154,740)	86,287
Net decrease in other borrowed funds - short term	(59,922)	(101,946)
Net increase (decrease) in mortgage funding checks	(6,350)	11,436
Proceeds from FHLB advances	—	55,000
Repayment of FHLB advances	—	(55,000)
Stock options exercised	329	21
Dividends on common stock	(1,512)	(876)
Net cash used in financing activities	(222,195)	(5,078)
Net increase in cash and cash equivalents	71,923	12,880
Cash and cash equivalents at beginning of the year	67,140	37,139
Cash and cash equivalents at end of the period	$139,063	$50,019
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,559	$6,053
Cash paid for income taxes	3,451	3,795

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the “Company”) is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the “Bank”), a state-chartered institution and its subsidiary, George Mason Mortgage, LLC (“George Mason”), a mortgage banking company based in Fairfax, Virginia. The Company has a second mortgage subsidiary, Cardinal First Mortgage, LLC (“Cardinal First”) also based in Fairfax, Virginia.  The Bank has a trust division, Cardinal Trust and Investment Services.  In addition to the Bank, the Company has two nonbank subsidiaries; Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), an asset management firm and Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2

Stock-Based Compensation

At March 31, 2013, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  There were 769,818 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of March 31, 2013.

Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Director stock options have ten year terms and vest and become fully exercisable at the grant date. Most employee stock options have ten year terms and vest and become fully exercisable in 20% increments beginning after their first year of service. Certain stock options granted to executive officers of the Company have ten year terms and vest in increments of 25% with immediate vesting of the first 25% on the date of grant and vesting of the remaining three increments on the anniversary date of the grant.

The Company has only made awards of stock options under the Option Plan and the Equity Plan.

Total expense related to the Company’s share-based compensation plans for the three months ended March 31, 2013 and 2012 was $49,000 and $42,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $17,000 and $14,000 for the three months ended March 31, 2013 and 2012, respectively.

Options granted for the three months ended March 31, 2013 and 2012 were 202,500 and 9,000, respectively.  The weighted average per share fair value of stock option grants for the three months ended March 31, 2013 and 2012 was $5.96 and $4.22, respectively.  The fair values of the options granted during all periods ended March 31, 2013 and 2012 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2013	2012
Estimated option life	6.5 Years	6.5 Years
Risk free interest rate	1.23 - 1.43%	1.34 - 1.69%
Expected volatility	39.50%	42.10%
Expected dividend yield	1.23%	1.10%

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

Stock option activity during the three months ended March 31, 2013 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2012	851,358	$10.21
Granted	202,500	16.58
Exercised	(36,026)	9.11
Forfeited	(3,950)	10.57
Outstanding at March 31, 2013	1,013,882	$11.52	5.60	$6,762,808
Options exercisable at March 31, 2013	719,832	$10.62	4.23	$5,453,096

The intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $315,000 and $34,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the three months ended March 31, 2013 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2012	168,900	$4.17
Granted	202,500	5.96
Vested	(76,200)	5.15
Forfeited	(1,150)	4.60
Balance at March 31, 2013	294,050	$5.15

At March 31, 2013, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares that vested during the three months ended March 31, 2013 and 2012 was $392,000 and $100,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2013 and 2012 is as follows:

At and for the Three Months Ended March 31, 2013 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$22,397	$398	$—	$(194)	$—	$22,601
Provision for loan losses	(542)	85	—	—	—	(457)
Non-interest income	794	7,101	547	42	(10)	8,474
Non-interest expense	10,052	9,201	677	762	(10)	20,682
Provision for income taxes	4,599	(641)	(43)	(245)	—	3,670
Net income (loss)	$9,082	$(1,146)	$(87)	$(669)	$—	$7,180

Total Assets	$2,748,303	$563,798	$2,373	$331,641	$(827,883)	$2,818,232
Average Assets	$2,840,355	$498,024	$2,528	$331,480	$(825,615)	$2,846,772

At and for the Three Months Ended March 31, 2012 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$21,300	$647	$—	$(209)	$—	$21,738
Provision for loan losses	1,640	258	—	—	—	1,898
Non-interest income	336	8,550	613	192	(9)	9,682
Non-interest expense	11,575	4,909	657	949	(9)	18,081
Provision for income taxes	2,701	1,441	(16)	(338)	—	3,788
Net income (loss)	$5,720	$2,589	$(28)	$(628)	$—	$7,653

Total Assets	$2,547,665	$505,722	$575	$283,538	$(728,834)	$2,608,666
Average Assets	$2,494,825	$395,325	$574	$283,073	$(689,288)	$2,484,509

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012.  For the three months ended March 31, 2013, there were no antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation. Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 10,385 for the three months ended March 31, 2012.  These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.

(In thousands,	Three Months Ended
except per share data)	2013	2012
Net income available to common shareholders	$7,180	$7,653
Weighted average common shares - basic	30,634	29,586
Weighted average common shares - diluted	31,019	29,993
Earnings per common share - basic	$0.23	$0.26
Earnings per common share - diluted	$0.23	$0.26

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

The following shows the composition of basic outstanding shares for the three months ended March 31, 2013 and 2012:

(in thousands)	2013	2012

Weighted average common shares outstanding	30,242	29,201
Weighted average shares attributable to the deferred compensation plans	392	385
Total weighted average shares - basic	30,634	29,586

The following shows the composition of diluted outstanding shares for the three months ended March 31, 2013 and 2012:

(in thousands)	2013	2012

Weighted average shares outstanding - basic (from above)	30,634	29,586
Incremental weighted average shares attributable to deferred compensation plans	191	228
Weighted average shares attributable to stock options	170	179
Incremental Shares from stock option plan	24	—
Total weighted average shares - diluted	31,019	29,993

Note 5

Investment Securities

The approximate fair value and amortized cost of investment securities at March 31, 2013 and December 31, 2012 are shown in the table below.

	March 31, 2013
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$55,715	5,268	—	$60,983
Mortgage-backed securities	98,269	7,523	(6)	105,786
Municipal securities	78,554	6,486	—	85,040
U.S. treasury securities	4,974	117	—	5,091
Total	$237,512	$19,394	$(6)	$256,900

Investment Securities Held-to-Maturity
Mortgage-backed securities	3,355	211	—	3,566
Pooled trust preferred securities	7,435	—	(1,997)	5,438
Total	$10,790	$211	$(1,997)	$9,004

	December 31, 2012
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$55,756	$5,777	$—	$61,533
Mortgage-backed securities	110,214	8,704	(5)	118,913
Municipal securities	79,055	7,292	—	86,347
U.S. treasury securities	4,968	142	—	5,110
Total	$249,993	$21,915	$(5)	$271,903

Investment Securities Held-to-Maturity
Mortgage-backed securities	3,705	242	—	3,947
Pooled trust preferred securities	7,661	—	(2,589)	5,072
Total	$11,366	$242	$(2,589)	$9,019

The fair value and amortized cost of investment securities by contractual maturity at March 31, 2013 and December 31, 2012 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$35,678	38,074	—	—
After 5 years but within 10 years	64,708	71,172	—	—
After 10 years	38,857	41,868	7,435	5,438
Mortgage-backed securities	98,269	105,786	3,355	3,566
Total	$237,512	$256,900	$10,790	$9,004

	December 31, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$35,701	$38,295	$—	$—
After 5 years but within 10 years	60,140	66,859	—	—
After 10 years	43,938	47,836	7,661	5,072
Mortgage-backed securities	110,214	118,913	3,705	3,947
Total	$249,993	$271,903	$11,366	$9,019

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

March 31, 2013

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Mortgage-backed securities	$—	$—	$358	$(6)	$358	$(6)
Total temporarily impaired securities	$—	$—	$358	$(6)	$358	$(6)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Pooled trust preferred securities	$—	$—	$5,438	$(1,997)	$5,438	$(1,997)
Total temporarily impaired securities	$—	$—	$5,438	$(1,997)	$5,438	$(1,997)

At December 31, 2012

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$—	$—	$362	$(5)	$362	$(5)
Municipal securities	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$362	$(5)	$362	$(5)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$5,072	$(2,589)	$5,072	$(2,589)
Total temporarily impaired securities	$—	$—	$5,072	$(2,589)	$5,072	$(2,589)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2013, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2013, 97% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $3.4 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At March 31, 2013, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.4 million of par value at March 31, 2013. The collateral underlying these structured securities are instruments issued by financial institutions or insurers. The Company owns the senior A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency.  One security has a composite rating of AA-, one security has a composite rating of A-, and two securities have a composite rating of BBB-.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the senior A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the senior A-3 tranches.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the senior A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the senior A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these corporate bonds prior to the recovery of its investment.

In one of the pooled trust preferred securities issues, 52% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $180 million of the remaining $273 million, or 66% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 50% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $153 million of the remaining $270 million, or 56% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 73% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $141 million of the remaining $156 million, or 91% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 62% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $250 million of the remaining $301 million, or 83% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three months ended March 31, 2013.  The Company does not continue to hold any investment securities for which the Company previously recognized other-than-temporary impairment.

Note 6

Loans Receivable and Allowance for Loan Losses

The loan portfolio at March 31, 2013 and December 31, 2012 consist of the following:

(In thousands)	2013	2012
Commercial and industrial	$218,281	$222,961
Real estate - commercial	850,710	827,243
Real estate - construction	355,919	373,717
Real estate - residential	242,722	260,352
Home equity lines	114,407	117,647
Consumer	3,429	4,204
	1,785,468	1,806,124
Net deferred fees	(2,552)	(2,695)
Loans receivable, net of fees	1,782,916	1,803,429
Allowance for loan losses	(27,165)	(27,400)
Loans receivable, net	$1,755,751	$1,776,029

The Company’s allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table.  Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.

Activity in the Company’s allowance for loan losses for the three months ended March 31, 2013 and 2012 is shown below.

	2013	2012
Beginning balance, January 1	$27,400	$26,159

Provision for loan losses	(457)	1,898

Loans charged off:
Commercial and industrial	—	(2,710)
Residential	(85)	(291)
Consumer	—	(15)
Total loans charged off	(85)	(3,016)

Recoveries:
Commercial and industrial	298	2
Residential	8	180
Consumer	1	—
Total recoveries	307	182

Net recoveries (charge-offs)	222	(2,834)

Ending balance, March 31,	$27,165	$25,223

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of March 31, 2013 and December 31, 2012, are below:

Allowance for Loan Losses

At and for the Three Months Ended March 31, 2013

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$525	$17,990	$7,675	$857	$266	$87	$27,400
Charge-offs	—	—	—	(85)	—	—	(85)
Recoveries	296	—	2	8	—	1	307
Provision for loan losses	(790)	504	(371)	43	172	(15)	(457)
Ending Balance, March 31, 2013	$31	$18,494	$7,306	$823	$438	$73	$27,165

Ending Balance, March 31, 2013
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	31	18,494	7,306	823	438	73	27,165

Loans Receivable

At March 31, 2013

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, March 31, 2013	$218,281	$850,710	$355,919	$242,722	$114,407	$3,429	$1,785,468

Ending Balance, March 31, 2013
Individually evaluated for impairment	$59	$4,359	$1,437	$—	$—	$—	$5,855
Collectively evaluated for impairment	218,222	846,351	354,482	242,722	114,407	3,429	1,779,613

Allowance for Loan Losses

At and for the Three Months Ended March 31, 2012

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$3,390	$13,377	$6,495	$1,709	$1,119	$69	$26,159
Charge-offs	—	(2,710)	—	(291)	—	(15)	(3,016)
Recoveries	2	—	—	169	11	—	182
Provision for loan losses	161	2,505	(1,255)	522	(51)	16	1,898
Ending Balance, March 31, 2012	$3,553	$13,172	$5,240	$2,109	$1,079	$70	$25,223

Ending Balance, March 31, 2012:
Individually evaluated for impairment	$—	$1,451	$—	$—	$—	$—	$1,451
Collectively evaluated for impairment	3,553	11,721	5,240	2,109	1,079	70	23,772

Loans Receivable

At March 31, 2012

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, March 31, 2012	$245,061	$719,522	$308,934	$267,392	$119,140	$3,178	$1,663,227

Ending Balance, March 31, 2012:
Individually evaluated for impairment	$3,349	$7,827	$6,361	$417	$—	$—	$17,954
Collectively evaluated for impairment	241,712	711,695	302,573	266,975	119,140	3,178	1,645,273

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

In addition to internal activities, the Company also engages an external consultant on a quarterly basis to review the Company’s loan portfolio.  This external loan review function helps to ensure the soundness of the loan portfolio through a third party review of existing exposures in the portfolio, supporting the commercial loan officers in the execution of its credit management responsibilities, and monitoring the adherence to the Company’s credit risk management standards.

The following tables report the Company’s nonaccrual and past due loans at March 31, 2013 and December 31, 2012.  In addition, the credit quality of the loan portfolio is provided as of March 31, 2013 and December 31, 2012.

Nonaccrual and Past Due Loans

At March 31, 2013

( In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$468	$428	$59	$955	$217,326	218,281	$—	$59

Real estate - commercial
Owner occupied	—	—	—	—	251,766	251,766	—	—
Non-owner occupied	382	—	4,359	4,741	594,203	598,944	—	4,359

Real estate - construction
Residential	723	—	—	723	85,941	86,664	—	—
Commercial	—	—	1,187	1,187	268,068	269,255	—	1,187

Real estate - residential
Single family	783	—	—	783	161,117	161,900	—	—
Multi-family	—	—	—	—	80,822	80,822	—	—

Home equity lines	158	—	—	158	114,249	114,407	—	—

Consumer
Installment	1	—	—	1	3,192	3,193	—	—
Credit cards	—	—	—	—	236	236	—	—
	$2,515	$428	$5,605	$8,548	$1,776,920	$1,785,468	$—	$5,605

Nonaccrual and Past Due Loans

At December 31, 2012

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$2,064	$2,064	$220,897	222,961	$—	$2,064

Real estate - commercial
Owner occupied	—	—	—	—	255,343	255,343	—	—
Non-owner occupied	—	—	3,800	3,800	568,100	571,900	—	3,800

Real estate - construction
Residential	—	—	—	—	84,551	84,551	—	—
Commercial	—	—	1,762	1,762	287,404	289,166	—	1,762

Real estate - residential
Single family	—	—	—	—	209,740	209,740	—	—
Multi-family	—	—	—	—	50,612	50,612	—	—

Home equity lines	—	—	—	—	117,647	117,647	—	—

Consumer
Installment	—	—	—	—	3,916	3,916	—	—
Credit cards	—	—	—	—	288	288	—	—
	$—	$—	$7,626	$7,626	$1,798,498	$1,806,124	$—	$7,626

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of March 31, 2013 and December 31, 2012, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans

At March 31, 2013

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$59	$70	$—	$6
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	4,359	7,004	—	68
Real estate - construction
Residential	—	—	—	—
Commercial	1,437	4,686	—	491
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$59	$70	$—	$6
Real estate - commercial	4,359	7,004	—	68
Real estate - construction	1,437	4,686	—	491
Real estate - residential	—	—	—	—
Home equity lines	—	—	—	—
Total	$5,855	$11,760	$—	$565

The difference between the recorded investment and the unpaid principal balance in the above table is a result of partial loan charge-offs that the Company has recorded on these impaired loans.

Impaired Loans

At December 31, 2012

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$2,064	$2,985	$—	$269
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	4,370	6,943	—	35
Real estate - construction
Residential	—	—	—	—
Commercial	2,012	5,449	—	469
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$2,064	$2,985	$—	$269
Real estate - commercial	4,370	6,943	—	35
Real estate - construction	2,012	5,449	—	469
Real estate - residential	—	—	—	—
Home equity lines	—	—	—	—
Total	$8,446	$15,377	$—	$773

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

At March 31, 2013 and December 31, 2012, the Company had TDRs totaling $5.6 million and $7.3 million, respectively, all of which were on nonaccrual.  Nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by the Company upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms.  Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification.  The following table reconciles the beginning and ending balances on TDRs as of March 31, 2013:

Troubled Debt Restructurings

At and For the Three Months Ended March 31, 2013

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Beginning Balance, January 1, 2013	$1,776	$3,800	$1,762	$—	$—	$—	$7,338
New TDRs	—	570	—	—	—	—	570
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	(1,776)	(11)	(575)	—	—	—	(2,362)
Ending Balance, March 31, 2013	$—	$4,359	$1,187	$—	$—	$—	$5,546

At March 31, 2013, TDRs make up four relationships with the Bank.  These loans are performing as expected post-modification.  For restructured loans in the portfolio, the Company had no loan loss reserves as of March 31, 2013 and December 31, 2012, respectively.

Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default.  For the period ended March 31, 2013, one loan identified as a TDR had a payment default within the last twelve months.  For the period ended December 31, 2012, no loans identified as TDRs had a payment default within the last twelve months.

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, substandard, doubtful and loss.  During 2011, the Company added an additional risk rating, other loans especially mentioned (“OLEM”), for the monitoring of credit quality.  Other loans especially mentioned are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the bank’s credit position at some future date.  These loans may not show problems as yet due to the borrower’s apparent ability to service the debt, but special circumstances surround the loans of which the Bank’s management should be aware.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated other loans especially mentioned, substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment at March 31, 2013 and December 31, 2012.

Internal Risk Rating Grades

At March 31, 2013

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$217,602	$620	$59	$—	$—

Real estate - commercial
Owner occupied	251,766	—	—	—	—
Non-owner occupied	568,186	26,399	4,359	—	—

Real estate - construction
Residential	86,664	—	—	—	—
Commercial	265,403	2,415	1,437	—	—

Real estate - residential
Single family	161,117	783	—	—	—
Multi-family	80,822	—	—	—	—

Home equity lines	114,249	158	—	—	—

Consumer
Installment	3,192	1	—	—	—
Credit cards	236	—	—	—	—
	$1,749,237	$30,376	$5,855	$—	$—

Internal Risk Rating Grades

At December 31, 2012

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$220,266	$631	$2,064	$—	$—

Real estate - commercial
Owner occupied	255,343	—	—	—	—
Non-owner occupied	542,983	27,260	1,657	—	—

Real estate - construction
Residential	84,551	—	—	—	—
Commercial	281,163	3,278	4,725	—	—

Real estate - residential
Single family	209,740	—	—	—	—
Multi-family	50,612	—	—	—	—

Home equity lines	117,647	—	—	—	—

Consumer
Installment	3,916	—	—	—	—
Credit cards	288	—	—	—	—
	$1,766,509	$31,169	$8,446	$—	$—

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

At March 31, 2013, accumulated other comprehensive income included an unrealized gain, net of tax, of $815,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at March 31, 2013 which is related to the Company’s cash flow hedges will be recognized in earnings during the second quarter of 2013. At March 31, 2013, the Company recognized minimal amounts due to hedge ineffectiveness.

At March 31, 2013, the Company had $572.8 million in residential mortgage rate lock commitments and associated forward sales, and $482.5 million in forward loan sales associated with $534.7 million of loans that had closed and were presented as held for sale.

The Company has an interest rate swap to mitigate its exposure to interest rate risk.  This interest rate swap has an aggregate notional amount of $5.0 million to hedge against changes in cash flows caused by movement in interest rates related to the Company’s issuance of $20.0 million in trust preferred securities.  At March 31, 2013, accumulated other comprehensive income included an after-tax unrealized gain of $39,000 related to these interest rate swaps.  In addition, the Company has an interest rate swap to mitigate the variability in the fair value for one loan receivable.  For the three months ended March 31, 2013 and 2012, the change in fair values recorded for this fair value hedge were losses of $145,000 and gains of $135,000, respectively.  The amount of ineffectiveness reflected in earnings was not significant in either period.

Note 8

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at March 31, 2013 and December 31, 2012.  In addition, the gains and losses related to these derivative instruments is provided for the three months ended March 31, 2013 and 2012.

Derivative Instruments and Hedging Activities

At March 31, 2013

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$411
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,508	Accrued Interest Payable and Other Liabilities	1,364
Total Derivatives Designated as Hedging Instruments		1,508		1,775

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	19,998	Accrued Interest Payable and Other Liabilities	467
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	467	Accrued Interest Payable and Other Liabilities	139
Total Derivatives Not Designated as Hedging Instruments		20,465		606

Total Derivatives		$21,973		$2,381

Derivative Instruments and Hedging Activities

At December 31, 2012

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$616
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,136	Accrued Interest Payable and Other Liabilities	3,623
Total Derivatives Designated as Hedging Instruments		2,136		4,239

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	24,657	Accrued Interest Payable and Other Liabilities	449
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	449	Accrued Interest Payable and Other Liabilities	91
Total Derivatives Not Designated as Hedging Instruments		25,106		540
Total Derivatives		$27,242		$4,779

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2013

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$145	Other Income	$(145)
Total		$145		$(145)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$39	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	815	Other Income	(2,886)	Other Income	—
Total	$854		$(2,886)		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitments	$19,859	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(328)	Other Income
Rate Lock Commitments	328	Other Income
Total	$19,859

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2012

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$135	Other Income	$(135)
Total		$135		$(135)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$18	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	1,196	Other Income	(689)	Other Income	—
Total	$1,214		$(689)		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitments	$10,780	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	94	Other Income
Rate Lock Commitments	(94)	Other Income
Total	$10,780

Note 9

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at March 31, 2013 is as follows:

	Mortgage Banking
(In thousands)	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2012	$1,781	$1,633
2013 activity:
Customer relationship intangibles	—	49
Balance at March 31, 2013	$1,781	$1,682

The aggregate amortization expense was $49,000 for each of the three months ended March 31, 2013 and 2012, respectively.

The estimated amortization expense for the remainder of 2013 is $99,000.  There is no additional amortization expense in future periods.

The carrying amount of goodwill at March 31, 2013 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2012	$24	$10,120	$10,144
No activity	—	—	—
Balance at March 31, 2013	$24	$10,120	$10,144

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at March 31, 2013 are collateralized.

Commitments to extend credit of $921.5 million primarily have floating rates as of March 31, 2013.  At March 31, 2013, standby letters of credit were $27.9 million. Commitments to extend credit of $572.8 million as of March 31, 2013 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $463,000 at March 31, 2013 and $628,000 at December 31, 2012.

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

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three months ended March 31, 2013.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are shown below:

At March 31, 2013

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,091	$5,091	$—	$—
U.S. government- sponsored agencies	60,983	—	60,983	—
Mortgage-backed securities	105,786	—	105,786	—
Municipal securities	85,040	—	85,040	—
Total investment securities available-for-sale	256,900	5,091	251,809	—
Investment securities — trading	3,299	—	3,299	—
Loans receivable — designated for fair value hedge	11,449	—	11,449	—
Bank-owned life insurance	31,743	—	31,743	—
Derivative liability - interest rate swaps	411	—	411	—
Derivative asset - rate lock and forward loan sales commitments	21,506	—	21,506	—
Derivative asset — interest rate lock commitments	467	—	467	—
Derivative liability - rate lock and forward loan sales commitments	1,831	—	1,831	—
Derivative liability — interest rate lock commitments	139	—	139	—

At December 31, 2012 (In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,110	$5,110	$—	$—
U.S. government-sponsored agencies	61,533		61,533	—
Mortgage-backed securities	118,913	—	118,913	—
Municipal securities	86,347	—	86,347	—
Total investment securities available-for-sale	271,903	5,110	266,793	—
Investment securities — trading	3,151	—	3,151	—
Loan receivable designated in fair value hedge	11,652	—	11,652	—
Bank-owned life insurance	31,652	—	31,652	—
Derivative liability - interest rate swaps	616	—	616	—
Derivative asset - rate lock and forward loan sales commitments	26,793	—	26,793	—
Derivative asset — interest rate lock commitments	449	—	449	—
Derivative liability - rate lock and forward loan sales commitments	4,072	—	4,072	—
Derivative liability — interest rate lock commitments	91	—	91	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s pooled trust preferred securities held in its held-to-maturity investment securities portfolio, loans receivable — evaluated for impairment and other real estate owned.

At March 31, 2013

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$5,438	$—	$—	$5,438
Loans receivable — evaluated for impairment	5,855	—	820	5,035

At December 31, 2012 (In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$5,072	$—	$—	$5,072
Loans receivable — evaluated for impairment	8,446	—	820	7,626

The Company’s held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.4 million of par value at March 31, 2013.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the A-3 tranches in each issuance.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break in yield to the A-3 contractual cash flows.

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

Loans receivable — evaluated for impairment that are measured at fair value using Level 3 inputs on a nonrecurring basis total $5.0 million at March 31, 2013.  The total amount for each period presented represents the entire population of loans receivable — evaluated for impairment, and of this amount, $5.0 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence.  In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated.  This is considered a Level 3 valuation.  The value of business equipment is based upon the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.  At March 31, 2013, the Company’s Level 3 loans consisted of two relationships totaling $5.0 million which were secured primarily by commercial real estate which did not have a valuation allowance; and one relationship totaling $59,000 which was primarily secured by business assets and did not have a valuation allowance.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$139,063	$139,063	$139,063	$—	$—
Investment securities available-for-sale	256,900	256,900	5,091	251,809	—
Investment securities held-to-maturity and other investments	24,838	23,052	—	17,614	5,438
Loans held for sale	534,706	534,706	—	534,706	—
Loans receivable, net	1,755,751	1,793,770	—	12,269	1,781,501
Accrued interest receivable	7,247	7,247	7,247	—	—
Financial liabilities:
Demand deposits	$361,932	$361,932	$361,932	$—	$—
Interest checking	355,368	355,368	355,368	—	—
Money market and statement savings	535,874	535,874	535,874	—	—
Certificates of deposit	835,844	846,126	—	846,126	—
Other borrowed funds	332,353	356,968	—	356,968	—
Accrued interest payable	989	989	989	—	—

	December 31, 2012
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,140	$67,140	$67,140	$—	$—
Investment securities available-for-sale	271,903	271,903	5,110	266,793	—
Investment securities held-to-maturity and other investments	25,668	23,321	—	18,249	5,072
Loans held for sale	785,751	785,751	—	785,751	—
Loans receivable, net	1,776,029	1,823,356	—	12,472	1,810,884
Accrued interest receivable	7,333	7,333	7,333	—	—
Financial liabilities:
Demand deposits	$351,815	$351,815	$351,815	$—	$—
Interest checking	347,697	347,697	347,697	—	—
Money market and statement savings	430,391	430,391	430,391	—	—
Certificates of deposit	1,113,855	1,124,235	—	1,124,235	—
Other borrowed funds	392,275	418,808	—	418,808	—
Accrued interest payable	974	974	974	—	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2013 and December 31, 2012 and the results of our operations for the three months ended March 31, 2013 and 2012. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC (“George Mason”) and Cardinal First Mortgage, LLC, (“Cardinal First”), collectively the “mortgage banking” segment; and retail securities brokerage through Cardinal Wealth Services, Inc. (“CWS”), asset management through Wilson/Bennett Capital Management, Inc. (“Wilson/Bennett”), and trust, estate, custody, investment management and retirement planning through the trust division of Cardinal Bank, collectively the “wealth management and trust services” segment.  During 2013, we expect to exit the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage this platform.  In addition, as a result of our current plans to reorganize our wealth management business segment, the majority of the remaining personal and commercial trust area of this business is expected to consolidate into CWS.  We also plan to consolidate the Wilson/Bennett entity into CWS.  We expect a majority of Wilson/Bennett clients will be serviced on the CWS platform beginning in the second quarter of 2013.

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

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio.  Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers.  Unusual and infrequently occurring events, such as weather-related disasters, may impact our assessment of possible credit losses.  As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions, and concentrations of credit, competition, and loan review results to support our estimates.

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

Our peer groups are defined by selecting commercial banking institutions of similar size within Virginia, Maryland and the District of Columbia. This is known as our custom peer group.  The commercial banking institutions comprising the custom peer group can change based on certain factors including but not limited to the characteristics, size, and geographic footprint of the institution.  We have identified 15 banks for our custom peer group which are within $500 million to $5 billion in total assets, the majority of whom are geographically concentrated in the Washington metropolitan area in which we operate as this area has seen less of an economic downturn than other areas of the country.  We evaluate the loan quality indicators of our custom peer group to those within our national FDIC peer group, all banks in Virginia, and all banks in Maryland.  These baseline peer group loss rates are then adjusted by an estimate loss emergence factor in order to determine loss coverage for pass-level credits.  Finally, we make adjustments to these loss factors based on an analysis of our loan portfolio characteristics, trends, economic considerations and other conditions that should be considered in assessing our credit risk.  Our peer loss rates are updated on at least an annual basis.

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

2013 Economic Environment

The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms.  Although economic conditions remain unsettled, the metropolitan Washington, D.C. area, the region we operate in, continues to perform relatively well as compared to other geographic regions.  Our credit quality continues to remain strong despite the challenging economic environment.  At March 31, 2013, we had nonaccrual loans totaling $5.6 million and no loans contractually past due 90 days or more as to principal or interest and still accruing.  We had annualized net recoveries of 0.05% of our average loans receivable for the three months ended March 31, 2013.

Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $7.4 million in par value of pooled trust preferred securities, which are significantly below book value as of March 31, 2013 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.

We expect challenging economic and operating conditions and an evolving regulatory regime to continue for the foreseeable future.  These conditions could continue to affect the markets in which we do business and could adversely impact our results for the remainder of 2013. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

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

Statements of Income

General

For the three months ended March 31, 2013 and 2012, we reported net income of $7.2 million and $7.7 million, respectively, a decrease of $473,000, or 6%.  Net interest income after the provision for loan losses increased $3.2 million to $23.1 million for the three months ended

March 31, 2013 compared to $19.8 million for the three months ended March 31, 2012.  Provision for loan losses for the three months ended March 31, 2013 was $(457,000), a decrease of $2.4 million, compared to $1.9 million for the same period of 2012, a result of the improvement we have seen in the credit quality within our loans receivable portfolio.  Noninterest income for the three months ended March 31, 2013 and 2012 was $8.5 million and $9.7 million, respectively, a decrease of $1.2 million.  Realized and unrealized gains on mortgage banking activities decreased $554,000 primarily due to changes in unrealized gains associated with the fair market value of locked commitments and closed loans held for sale.  In addition, management fee income decreased $711,000 primarily as a result of the discontinuation of two managed company relationships.  For the three months ended March 31, 2013, noninterest expense increased to $20.7 million, compared to $18.1 million for the same period of 2012.  The increase in noninterest expense is primarily attributable to increases in salary and benefits expense as we have added business development officers in our commercial banking and mortgage banking operations.  In addition, expenses related to the expansion of our mortgage banking subsidiary have resulted in an increase in our overall noninterest expense.

For the three months ended March 31, 2013, basic and diluted earnings per common share were each $0.23.  Basic and diluted earnings per common share for the three months ended March 31, 2012 were each $0.26.  Weighted average fully diluted shares outstanding for the three months ended March 31, 2013 and 2012 were 31,019,110 and 29,993,169, respectively.

Return on average assets for the three months ended March 31, 2013 and 2012 was 1.01% and 1.23%, respectively. Return on average equity for the three months ended March 31, 2013 and 2012 was 9.12% and 11.54%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management and trust services.  Net income attributable to the commercial banking segment for the three months ended March 31, 2013 was $9.1 million compared to net income of $5.7 million for the three months ended March 31, 2012.  Net interest income increased $1.1 million to $22.4 million for the three months ended March 31, 2013, compared to $21.3 million for the same period of 2012.  Provision for loan losses decreased $2.1 million to $(542,000) for the three months ended March 31, 2013 compared to $1.6 million for the same period of 2012. The decrease in our provision expense was primarily related to a decrease in our watch list credits and net recoveries recorded during the first quarter of 2013.  Noninterest income increased to $794,000 for the three months ended March 31, 2013 compared to $336,000 for the three months ended March 31, 2012.  Noninterest expense was $10.1 million for the three months ended March 31, 2013, compared to $11.6 million for the same period of 2012.

The mortgage banking segment reported a net loss of $1.1 million for the three months ended March 31, 2013 compared to net income of $2.6 million for the three months ended March 31, 2012.  The decrease in net income is primarily a result more loans purchased by investors than new loan commitments made with customers.  This caused a decrease in the unrealized gains associated with the fair market value of locked commitments and closed loans held for sale of $4.7 million for 2013, and also led to higher expenses recognized in proportion to new revenues.

Loan commitments are accounted for as derivative instruments and are recorded at fair value through earnings.  This causes an unrealized gain to be recognized in income at the time of the commitment.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing loan held for sale (LHFS).  At any point in time, the fair value of the locked commitments and the premium to the basis of existing LHFS represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  However, this accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.  Direct (e.g. commissions) and indirect loan expenses associated with originating, underwriting and closing loans are deferred and recognized at the time of investor purchase of the loan which often occurs in the quarter subsequent to the original commitment, creating a mismatch in the timing of the revenue and expense.  These expenses are “netted” from the gain on sale from mortgage banking activities.

In addition, we have continued to expand the mortgage banking business segment through increases in loan origination officers and number of locations, which has contributed to increases in noninterest expense during 2013 compared to 2012.

The wealth management and trust services segment, which includes CWS, Wilson/Bennett and the trust division of the Bank, recorded a net loss of $87,000 for the three months ended March 31, 2013, compared to a net loss of $28,000 for the three months ended March 31, 2012.  The increase in the net loss during 2013 is primarily attributable to our streamlining the business operations within this business segment.  During the second quarter of 2012, we decided to exit the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage the platform.  This portion of our trust services division will cease during the second quarter of 2013.  In addition, as a result of our current plans to reorganize our wealth management business segment, the majority of the remaining personal and commercial trust area of this business is expected to consolidate into CWS.  We also plan to consolidate the Wilson/Bennett entity into CWS.  We expect a majority of Wilson/Bennett clients will be serviced on the CWS platform beginning in the second quarter of 2013.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended March 31, 2013 and 2012 was $22.6 million and $21.7 million, respectively, a period-to-period increase of $863,000, or 4%.  The yields on our loans receivable portfolio decreased 34 basis points for the three months ended March 31, 2013 compared to the same period of 2012.  This decrease was partially offset by the decrease in the rate of our interest-bearing liabilities of 18 basis points as we have taken efforts to reduce our overall funding costs as a result of the current low interest rate environment.

Interest income on loans receivable increased $310,000 for the three months ended March 31, 2013 compared to the same three month period of 2012.  The increase in interest income on loans receivable is primarily a result of an increase in the volume of our loans receivable portfolio as the yield in our loan portfolio is decreasing.  Interest income on loans held for sale was $4.6 million and $4.0 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $517,000, a result of the increased origination activity within the mortgage banking segment.

Interest income on investment securities decreased $414,000 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease in interest income on investment securities is due to the decrease in our investment securities portfolio.  Because of the high volume of loan origination activity and the current low interest rate environment, we have not purchased investment securities since early 2011.

Total interest expense decreased $327,000 for the three months ended March 31, 2013 as compared to the same period of 2012.  During the first quarter of 2012, we introduced a high-yield interest checking product, which paid an interest rate of 2.01% on balances up to $100,000 and 0.31% on balances over $100,000.  We expected that this product would negatively impact our net interest margin slightly as we increased deposit market share through this promotion. Since October 2012, the rate on this particular deposit product has been 1.20%, which contributed to the decrease in interest expense all while maintaining depositor balances.

Also contributing to the decrease in interest expense is the blend and extend cost reduction strategy we implemented during the second quarter of 2012 on certain of our FHLB advances.  As anticipated, this strategy contributes to the reduction of our interest expense by approximately $500,000 annually.

Our net interest margin, on a tax-equivalent basis, which equals net interest income divided by average interest earning assets, was 3.35% and 3.71% for the three months ended March 31, 2013 and 2012, respectively.  Our net interest margin was negatively impacted as a result of a temporary increase in our fed funds sold average balances during 2013 by $146.7 million as compared to the same period of 2012.  This increase in short term investments was a result of the decline we experienced in our loans held for sale during the first quarter of 2012 as we saw a rapid decrease due to investors purchasing loans we had originated during the fourth quarter of 2012.  We had not anticipated such a quick increase in loan purchases and therefore had short-term liabilities outstanding that would have otherwise assisted in funding the loans held for sale portfolio.  We expect that our net interest margin will increase during the second quarter of 2013 as cash invested in fed funds sold will revert back to loans held for sale as we see an increase in loan originations during the remainder of 2013.

The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended March 31, 2013, 2012 and 2011

(In thousands)

	2013			2012			2011
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$218,584	$2,192	4.00%	$248,835	$2,633	4.22%	$185,574	$2,076	4.45%
Real estate - commercial	825,509	10,212	4.91%	737,218	10,189	5.53%	629,657	9,463	5.98%
Real estate - construction	374,301	4,799	5.12%	304,367	3,981	5.23%	241,215	3,334	5.53%
Real estate - residential	234,630	2,702	4.60%	216,572	2,740	5.06%	215,281	2,806	5.21%
Home equity lines	116,539	1,068	3.72%	121,269	1,119	3.71%	121,642	1,111	3.70%
Consumer	3,725	48	5.14%	3,054	39	5.07%	3,017	41	5.51%
Total loans	1,773,288	21,021	4.74%	1,631,315	20,701	5.08%	1,396,386	18,831	5.39%

Loans held for sale	496,038	4,555	3.67%	397,567	4,038	4.06%	108,874	1,301	4.78%
Investment securities available-for-sale	244,297	2,624	4.30%	270,268	2,994	4.43%	330,400	3,638	4.40%
Investment securities held-to-maturity	11,121	56	2.01%	12,765	84	2.64%	20,705	155	2.99%
Other investments	13,539	79	6.88%	16,456	49	1.19%	15,728	31	0.80%
Federal funds sold	185,174	114	0.25%	38,436	21	0.22%	77,580	46	0.24%
Total interest-earning assets and interest income (2)	2,723,457	28,449	4.18%	2,366,807	27,887	4.71%	1,949,673	24,002	4.92%

Noninterest-earning assets:
Cash and due from banks	14,166			16,752			14,617
Premises and equipment, net	19,425			18,260			16,743
Goodwill and other intangibles, net	10,267			10,472			10,669
Accrued interest and other assets	106,841			99,281			79,382
Allowance for loan losses	(27,384)			(27,063)			(24,616)
Total assets	$2,846,772			$2,484,509			$2,046,468

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	345,087	536	0.63%	183,179	291	0.64%	131,336	62	0.19%
Money markets	277,927	211	0.30%	183,342	189	0.41%	151,282	156	0.41%
Statement savings	209,820	139	0.27%	217,699	196	0.36%	255,270	228	0.36%
Certificates of deposit	992,907	2,537	1.03%	967,728	2,883	1.19%	656,769	2,970	1.83%
Total interest - bearing deposits	1,825,741	3,423	0.76%	1,551,948	3,559	0.92%	1,194,657	3,416	1.14%

Other borrowed funds	287,645	2,182	3.08%	342,475	2,373	2.79%	363,790	2,708	3.02%

Total interest-bearing liabilities and interest expense	2,113,386	5,605	1.08%	1,894,423	5,932	1.26%	1,558,447	6,124	1.59%

Noninterest-bearing liabilities:
Demand deposits	377,518			291,659			233,152
Other liabilities	40,925			33,059			27,354
Common shareholders’ equity	314,943			265,368			227,515
Total liabilities and shareholders’ equity	$2,846,772			$2,484,509			$2,046,468

Net interest income and net interest margin (2)		$22,844	3.35%		$21,955	3.71%		$17,878	3.67%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for all periods presented.

Rate and Volume Analysis

Three Months Ended March 31, 2013, 2012 and 2011

(In thousands)

	2013 Compared to 2012			2012 Compared to 2011
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$(320)	$(121)	$(441)	$702	$(145)	$557
Real estate - commercial	1,303	(1,280)	23	1,561	(835)	726
Real estate - construction	924	(106)	818	873	(226)	647
Real estate - residential	234	(272)	(38)	17	(83)	(66)
Home equity lines	(52)	1	(51)	6	2	8
Consumer	8	1	9	2	(4)	(2)
Total loans	2,097	(1,777)	320	3,161	(1,291)	1,870

Loans held for sale	1,000	(483)	517	3,450	(713)	2,737
Investment securities available-for-sale	(288)	(82)	(370)	(662)	18	(644)
Investment securities held-to-maturity	(11)	(17)	(28)	(60)	(11)	(71)
Other investments	(163)	193	30	2	16	18
Federal funds sold	80	13	93	(23)	(2)	(25)

Total interest income (2)	2,715	(2,153)	562	5,868	(1,983)	3,885

Interest expense:

Interest - bearing deposits:

Interest checking	249	(4)	245	27	202	229
Money markets	96	(74)	22	33	(0)	33
Statement savings	(13)	(44)	(57)	(34)	2	(32)
Certificates of deposit	45	(391)	(346)	1,433	(1,520)	(87)
Total interest - bearing deposits	377	(513)	(136)	1,459	(1,316)	143

Other borrowed funds	(398)	207	(191)	(144)	(191)	(335)

Total interest expense	(21)	(306)	(327)	1,315	(1,507)	(192)

Net interest income (2)	$2,736	$(1,847)	$889	$4,553	$(476)	$4,077

(1)   Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2)   Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for all periods presented.

(3)   Changes attributable to rate/volume have been allocated to volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2013 and 2012 was $(457,000) and $1.9 million, respectively. The decrease in our provision expense during 2013 compared to 2012 is a result of net recoveries recorded during 2013 and a decrease in our watch list credits during 2013.

During 2013, we recorded one charge-off of $85,000 on a residential mortgage we were required to repurchase at our mortgage subsidiary.  Recoveries from previously charged-off loans totaled $307,000 for the three months ended March 31, 2013.  During the quarter, we sold several loans that encompassed one relationship.  These loans had been on a nonaccrual status for several years with limited possibility of improvement.  The majority of our recoveries were a result of these loan sales.  Nonperforming loans at March 31, 2013 and December 31, 2012, were $5.6 million and $7.6 million, respectively.

The allowance for loan losses was $27.2 million and $27.4 million at March 31, 2013 and December 31, 2012, respectively. Our allowance for loan losses ratio as a percent of total loans was 1.52% at each of March 31, 2013 and December 31, 2012, respectively.

A sluggish job market and declining home values could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At March 31, 2013, our commercial real estate (including construction lending) portfolio was 68% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three Months Ended March 31, 2013 and 2012

(In thousands)

	2013	2012
Beginning balance, January 1	$27,400	$26,159

Provision for loan losses	(457)	1,898

Loans charged off:
Commercial and industrial	—	(2,710)
Residential	(85)	(291)
Consumer	—	(15)
Total loans charged off	(85)	(3,016)

Recoveries:
Commercial and industrial	298	2
Residential	8	180
Consumer	1	—
Total recoveries	307	182

Net (charge offs) recoveries	222	(2,834)

Ending balance, March 31,	$27,165	$25,223

	March 31,	March 31,
	2013	2012
Loans:
Balance at period end	$1,782,916	$1,660,271
Allowance for loan losses to loans receivable net of fees	1.52%	1.52%
Annualized net charge-offs to average loans receivable	-0.05%	0.64%

Allocation of the Allowance for Loan Losses

At March 31, 2013 and December 31, 2012

(In thousands)

	March 31,		December 31,
	2013		2012
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$31	12.23%	$525	12.35%
Real estate - commercial	18,494	47.65%	17,990	45.80%
Real estate - construction	7,306	19.93%	7,675	20.69%
Real estate - residential	823	13.59%	857	14.42%
Home equity lines	438	6.41%	266	6.51%
Consumer	73	0.19%	87	0.23%

Total allowance for loan losses	$27,165	100.00%	$27,400	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At March 31, 2013 and December 31, 2012

(In thousands)

	March 31,	December 31,
	2013	2012
Nonaccruing loans	$5,605	$7,626

Loans contractually past-due 90 days or more and still accruing	—	—

Total nonperforming loans	$5,605	$7,626

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results.  Realized and unrealized gains on mortgage banking activities has become a larger component of our noninterest income as we have added offices throughout the Washington metropolitan region and increased the number of loan originators in our mortgage banking segment over the past year.

Noninterest income for the three months ended March 31, 2013 and 2012 was $8.5 million and $9.7 million, respectively Gains on mortgage banking activity totaled $6.3 million for the three months ended March 31, 2013 compared to $6.9 million for the same period of 2012.  The decrease in net gains from mortgage banking activities is mainly due to changes in the unrealized gains associated with the fair market value of our locked commitments and closed loans held for sale.  For the first quarter of 2013, the unrealized gain decreased $4.7 million compared to an increase in gains of $1.8 million for the year ago quarter. In accordance with GAAP, if a lender enters into a mortgage loan commitment with a customer and intends to sell the mortgage loan after it is funded, the written loan commitment is to be accounted for as a derivative instrument and is to be recorded at fair value through earnings.  GMM enters into commitments where individual loans are “locked in” at a specified interest rate for a fixed period.  At the time of commitment, GMM also enters into a “best efforts” forward contract with an investor to sell the loan at an agreed upon price if, and after, the loan is closed. This price represents the fair value of the “interest rate lock commitment” (IRLC) and is an unrealized gain that is included in earnings during the period of the IRLC.  This gain is also recognized earlier in earnings than the expenses associated with originating, underwriting and closing the loan, which, under GAAP, are recorded by the Company at the time of loan sale to the investor.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing loan held for sale (LHFS).  At any point in time (e.g. quarter end) the fair value of the existing IRLCs (not yet closed) and the premium to the basis of existing LHFS (loans closed but not yet purchased by investors) represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  This accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.

Direct costs associated with loan origination, such as commission and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities.

For the first quarter of 2013, we closed $1.5 billion in mortgage originations.  This compares to $1.4 billion in mortgage originations for the three months ended March 31, 2013.  Refinance activity represented approximately 47% of the originations during the first quarter of 2013, a decrease from 60% experienced during the year ago quarter.  Even though we have seen a shift towards purchase money mortgage loan originations, we have maintained production levels as a result of our focus on hiring loan originators who are highly experienced in purchase money lending.  We have increased our mortgage banking presence to 17 offices and have added over 50 loan origination officers and support staff during the last twelve months to help increase our market share.

Management fee income, which represents the income earned for services George Mason provides to other mortgage companies and generally fluctuates based on the volume of loan sales, decreased $711,000 to $298,000 for the three months ended March 31, 2013 as compared to $1.0 million for the three months ended March 31, 2012. The decrease in management fee income is a result of the discontinuation of two managed company relationships over the last year.

Investment fee income decreased $66,000 to $547,000 for the three months ended March 31, 2013 compared to $613,000 for the same period of 2012. This is a result of the aforementioned restructuring that is currently ongoing within the wealth management & trust services business segment.

The increase in the cash surrender value of our bank-owned life insurance for the three months ended March 31, 2013 was $92,000 compared to $172,000 for the same period of 2012.  This decrease is result of our receiving a death benefit payment of $6.6 million during the fourth quarter of 2012, which resulted in a decrease in the underlying investments of our bank-owned life insurance.

Noninterest income represented 27% and 31% of our total revenues for the three months ended March 31, 2013 and 2012, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended March 31, 2013 was $20.7 million, compared to $18.1 million for the same period of 2012, an increase of $2.6 million, or 14%.

For the quarter ended March 31, 2013, salaries and benefits expense increased to $10.0 million up from $9.5 million for the quarter ended March 31, 2012.  The increase in salaries and benefits expense is mostly related to increases in our business development personnel at our commercial banking and mortgage banking segments.  We have added temporary help in the mortgage banking segment due to the volume of loans we are handling.  As a result, professional fees increased $577,000 to $1.3 million for the three months ended March 31, 2013 compared to $739,000 for the same period of 2012, primarily due to this increase in staffing.

Occupancy expense was $2.1 million for the three months ended March 31, 2013, an increase of $372,000 when compared to the same period of 2012.  The increase in occupancy expense during 2013 as compared to 2012 is primarily attributable to an increase in mortgage banking offices as we strategically increase our market share in this line of business.

Additional increases in noninterest expense are mostly related to the expansion of the mortgage banking business segment over the past year.

Income Taxes

For the three months ended March 31, 2013, we recorded a provision for income taxes of $3.7 million, compared to $3.8 million for the same period of 2012.  Our effective tax rate for the three months ended March 31, 2013 and 2012 was 33.8% and 33.1%, respectively.  Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $2.82 billion and $3.04 billion at March 31, 2013 and December 31, 2012, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $271.0 million at March 31, 2013, compared to $286.4 million at December 31, 2012, a decrease of $15.4 million. The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our investment securities portfolio.

Investment Securities

At March 31, 2013 and December 31, 2012

(In thousands)

	Amortized	Fair	Average
Available-for-sale at March 31, 2013	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$25,562	$27,589	3.00%
Five to ten years	30,153	33,394	3.02%
Total U.S. government-sponsored agencies	55,715	60,983	3.01%

Mortgage-backed securities (1)
Five to ten years	4,467	4,751	4.19%
After ten years	93,802	101,035	4.23%
Total mortgage-backed securities	98,269	105,786	4.23%

Tax exempt municipal securities (2)
One to five years	5,142	5,394	4.13%
Five to ten years	30,769	33,414	3.58%
After ten years	37,364	40,202	4.04%
Taxable municipal securities
Five to ten years	3,786	4,364	4.97%
After ten years	1,493	1,666	5.27%
Total municipal securities	78,554	85,040	3.93%

U. S. treasury securities
One to five years	4,974	5,091	2.36%
Total U.S. treasury securities	4,974	5,091	2.36%
Total investment securities available-for-sale	$237,512	$256,900	3.80%

	Amortized	Fair	Average
Held-to-maturity at March 31, 2013	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$623	$670	4.89%
Five to ten years	371	392	4.48%
After ten years	2,361	2,504	3.04%
Total mortgage-backed securities	3,355	3,566	3.54%

Pooled trust preferred securities
After ten years	7,435	5,438	1.34%
Total corporate bonds	7,435	5,438	1.34%
Total investment securities held-to-maturity	10,790	9,004	2.02%

Total investment securities	$248,302	$265,904	3.73%

	Amortized	Fair	Average
Available-for-sale at December 31, 2012	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$25,596	$27,757	3.01%
Five to ten years	30,160	33,776	3.01%
Total U.S. government-sponsored agencies	55,756	61,533	3.01%

Mortgage-backed securities (1)
Five to ten years	4,956	5,261	4.18%
After ten years	105,258	113,652	4.26%
Total mortgage-backed securities	110,214	118,913	4.26%

Tax exempt municipal securities (2)
One to five years	5,137	5,428	4.13%
Five to ten years	26,191	28,738	3.51%
After ten years	42,445	46,163	4.03%
Taxable municipal securities
Five to ten years	3,789	4,345	4.97%
After ten years	1,493	1,673	5.27%
Total municipal securities	79,055	86,347	3.93%

U. S. treasury securities
One to five years	4,968	5,110	2.36%
Total U.S. treasury securities	4,968	5,110	2.36%
Total investment securities available-for-sale	$249,993	$271,903	3.84%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2012	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$186	$201	4.48%
Five to ten years	928	991	4.77%
After ten years	2,591	2,755	3.86%
Total mortgage-backed securities	3,705	3,947	4.12%

Pooled trust preferred securities
After ten years	7,661	5,072	1.38%
Total corporate bonds	7,661	5,072	1.38%
Total investment securities held-to-maturity	11,366	9,019	2.27%

Total investment securities	$261,359	$280,922	3.77%

(1) Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

We complete reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2013, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2013, 97% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $3.4 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At March 31, 2013, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

Our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.4 million of par value at March 31, 2013.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  One security has a composite rating of AA-, one security has a composite rating of A-, and two securities have a composite rating of BBB-.  Observable trading activity remains limited for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  We do not intend to sell nor do we believe it is probable that we will be required to sell these pooled trust preferred securities prior to the recovery of our investment.

In one of the pooled trust preferred securities issues, 52% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $180 million of the remaining $273 million, or 66% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 50% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $153 million of the remaining $270 million, or 56% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 73% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $141 million of the remaining $156 million, or 90% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 62% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $250 million of the remaining $301 million, or 83% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio as of March 31, 2013 and December 31, 2012, and we do not continue to hold investment securities for which we previously recognized other-than-temporary impairment.

We hold $13.3 million in FHLB stock at March 31, 2013, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $1.78 billion and $1.80 billion at March 31, 2013 and December 31, 2012, respectively.  See the following table for details on the loans receivable portfolio. Loans held for sale at March 31, 2013 were $534.7 million compared to $785.8 million at December 31, 2012.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At March 31, 2013 and December 31, 2012

(In thousands)

	March 31, 2013		December 31, 2012

Commercial and industrial	$218,281	12.23%	$222,961	12.35%
Real estate - commercial	850,710	47.65%	827,243	45.80%
Real estate - construction	355,919	19.93%	373,717	20.69%
Real estate - residential	242,722	13.59%	260,352	14.42%
Home equity lines	114,407	6.41%	117,647	6.51%
Consumer	3,429	0.19%	4,204	0.23%

Gross loans	$1,785,468	100.00%	1,806,124	100.00%

Net deferred (fees) costs	(2,552)		(2,695)
Less: allowance for loan losses	(27,165)		(27,400)

Loans receivable, net	$1,755,751		$1,776,029

Deposits

Total deposits were $2.09 billion at March 31, 2013 compared to $2.24 billion at December 31, 2012. During 2013, we have seen increases in our non-interest bearing checking products, interest checking, money market checking, savings and decreases in certificates of deposit. The decreases in certificates of deposit are a result of a decrease in brokered certificates of deposit at March 31, 2013 compared to December 31, 2012.  See the following table for details on certificates of deposit with balances of $100,000 or more.

We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At March 31, 2013 and December 31, 2012, we had $75.0 million and $293.6 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The decrease in our CDARS deposits is primarily due to our repayment of obligations the Company had in the network’s one-way buy program.  Brokered certificates of deposit not in the CDARS network were $268.7 million and $323.0 million at March 31, 2013 and December 31, 2012, respectively. We use this type of funding to lock in low cost term funding to support mortgage loans we originate and intend to sell.  As loans held for sale decreased during the first quarter of 2013, our levels of brokered CDs decreased as well.

Certificates of Deposit of $100,000 or More

At March 31, 2013

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$93,560	$5,479	$99,039
Over three months through six months	27,033	5,682	32,715
Over six months through twelve months	77,973	2,222	80,195
Over twelve months	112,434	35,847	148,281
	$311,000	$49,230	$360,230

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds decreased $59.9 million to $332.4 million at March 31, 2013, compared to $392.3 million at December 31, 2012.  FHLB advances remained at $215.0 million at each of March 31, 2013 and December 31, 2012.  Customer repurchase agreements decreased $10.0 million to $96.7 million at March 31, 2013 compared to $106.7 million at December 31,

2012.  We had no federal funds purchased outstanding at March 31, 2013 compared to $50.0 million at December 31, 2012.  Decreases in this funding source as of March 31, 2013 compared to December 31, 2012 is primarily a result of the decrease in our loans held for sale balances during the quarter.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At March 31, 2013

(In thousands)

		Amount
	Interest Rate	Outstanding
Other short-term borrowed funds:
Customer repurchase agreements	0.18%	$96,734
Total other short-term borrowed funds and weighted average	0.18%	$96,734
Other borrowed funds:
Trust preferred	3.82%	$20,619
FHLB advances - long term	4.45%	215,000
Other borrowed funds and weighted average rate	4.39%	$235,619

Total other borrowed funds and weighted average rate	3.17%	$332,353

Shareholders’ Equity

Shareholders’ equity at March 31, 2013 was $313.6 million compared to $308.1 million at December 31, 2012, an increase of $5.6 million, or 2%. The increase in shareholders’ equity at March 31, 2013 compared to December 31, 2012 is primarily attributable to net income of $7.2 million for the three months ended March 31, 2013 less dividends of $1.5 million that were declared during the quarter.  In addition, accumulated other comprehensive income decreased $809,000 for the three months ended March 31, 2013.  Book value per share at March 31, 2013 was $10.36 compared to $10.19 at December 31, 2011. Tangible book value per share (which is book value per share less goodwill and other intangible assets) at March 31, 2013 was $10.03 compared to $9.85 at December 31, 2012.

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

For the three months ended March 31, 2013, the commercial banking segment recorded net income of $9.1 million compared to $5.7 million for the same period of 2012.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At March 31, 2013, total assets for this segment were $2.75 billion, loans receivable, net of deferred fees and costs, were $1.78 billion and total deposits were $2.09 billion. At March 30, 2012, total assets for this segment were $2.55 billion, loans receivable, net of deferred fees and costs, were $1.66 billion and total deposits were $1.86 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason and Cardinal First. Both George Mason and Cardinal First engage primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended March 31, 2013 and 2012, the mortgage banking segment recorded a net loss of $1.1 million and net income of $2.6 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At March 31,

2013, total assets for this segment were $563.8 million; loans held for sale were $534.7 million and mortgage funding checks were $45.3 million. At March 31, 2012, total assets for this segment were $505.7 million; loans held for sale were $501.2 million and mortgage funding checks were $37.4 million.

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

For the three months ended March 31, 2013 and 2012, the wealth management and trust services segment recorded a net loss of $87,000 and $28,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At March 31, 2013, total assets were $2.4 million and managed and custodial assets were $324 million. At March 31, 2012, total assets were $575,000 and managed and custodial assets were $2.9 billion.  The decrease in managed and custodial assets at March 31, 2013 compared to a year ago is a direct result of our wealth management reorganization.

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

At March 31, 2013, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 12.70% and 13.83%, respectively. At December 31, 2012, our Tier 1 and total risk-based capital ratios were 11.94% and 13.04%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The increase in our risk-based capital ratios was a result of the increase in shareholders’ equity at March 31, 2013 compared to December 31, 2012 and a decrease in certain risk weighted assets, mostly loans held for sale.

The following table provides additional information pertaining to our capital ratios.

Capital Components

At March 31, 2013 and December 31, 2012

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Cardinal Financial Corporation (Consolidated):
At March 31, 2013
Total risk-based capital	$334,631	13.83%	$193,549	>	8.00%	$241,936	>	10.00%
Tier I risk-based capital	307,144	12.70%	94,774	>	4.00%	145,161	>	6.00%
Leverage capital ratio	307,144	10.83%	113,460	>	4.00%	141,825	>	5.00%

At December 31, 2012
Total risk-based capital	$328,547	13.04%	$201,530	>	8.00%	$251,913	>	10.00%
Tier I risk-based capital	300,732	11.94%	100,765	>	4.00%	151,148	>	6.00%
Leverage capital ratio	300,732	10.49%	114,693	>	4.00%	143,366	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Cardinal Bank:
At March 31, 2013
Total risk-based capital	$323,471	13.46%	$192,277	>	8.00%	$240,347	>	10.00%
Tier I risk-based capital	295,984	12.31%	96,139	>	4.00%	144,208	>	6.00%
Leverage capital ratio	295,984	10.49%	112,878	>	4.00%	141,098	>	5.00%

At December 31, 2012
Total risk-based capital	$315,511	12.59%	$200,440	>	8.00%	$250,550	>	10.00%
Tier I risk-based capital	287,695	11.48%	100,220	>	4.00%	150,330	>	6.00%
Leverage capital ratio	287,695	10.08%	114,196	>	4.00%	142,745	>	5.00%

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At March 31, 2013 and December 31, 2012, we had $75.0 million and $293.6 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The decrease in our CDARS deposits is primarily due to our repayment of obligations the Company had in the network’s one-way buy program.  Brokered certificates of deposit not in the CDARS network were $268.7.0 million and $323.0 million at March 31, 2013 and December 31, 2012, respectively. We chose not to replace brokered certificates of deposit that matured during the first quarter of 2013 as a result of the decrease in our loans held for sale portfolio.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $396.0 million at March 31, 2013 or 14% of total assets. We held investments that are classified as held-to-maturity in the amount of $10.8 million at March 31, 2013. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at March 31, 2013 was $312.7 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $107.3 million at March 31, 2013. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable.

The required payments under such obligations are detailed in the following table.

Contractual Obligations

At March 31, 2013

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$492,165	$239,201	$197,033	$54,131	$1,800

Brokered certificates of deposit	372,487	259,962	90,230	22,295	—

Advances from the Federal Home Loan Bank of Atlanta	215,000	—	20,000	145,000	50,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	30,125	7,219	9,836	5,108	7,962

Total	$1,130,396	$506,382	$317,099	$226,534	$80,381

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

At March 31, 2013 and December 31, 2012, commitments to extend credit were $921.5 million and $1.25 billion, respectively.  Standby letters of credit were $27.9 million and $36.5 million at March 31, 2013 and December 31, 2012, respectively. Commitments to extend credit of $572.8 million as of March 31, 2013 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $481.7 million as of December 31, 2012.  The increase in mortgage loan funding commitments is related to the increased origination production which occurred at our mortgage banking subsidiaries.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  We have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors.  As a result, we receive a limited number of additional claims.  As of March 31, 2013, the reserve for loan repurchases had a balance of $463,000.

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

At March 31, 2013, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.9% in a down 100 basis point scenario and would increase by 2.6% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 3.5% in a down 100 basis point scenario and would increase by 4.2% in an up 200 basis point scenario.

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

At March 31, 2013, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.9% in a down 100 basis point scenario and would increase by 2.6% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 3.5% in a down 100 basis point scenario and would increase by 4.2% in an up 200 basis point scenario.

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

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes in our risk factors from those disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended March 31, 2013, we did not purchase shares of our common stock.

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

31.1                        Rule 13a-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a) Certification of Chief Financial Officer

32.1                        Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2                        Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101                           The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: May 8, 2013	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2013	/s/ Jennifer L. Deacon
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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).