Form 10-Q
period 2013-06-30
CARDINAL FINANCIAL CORP
filed 2013-08-08
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

30,265,156 shares of common stock, par value $1.00 per share, outstanding as of August 7, 2013

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2013 and December 31, 2012

(In thousands, except share data)

			June 30,	December 31,
			2013	2012
			(Unaudited)
Assets

Cash and due from banks			$19,715	$17,552
Federal funds sold			20,487	49,588
Total cash and cash equivalents			40,202	67,140
Investment securities available-for-sale			238,011	271,903
Investment securities held-to-maturity (market value of $8,487 and $9,019 at June 30, 2013 and December 31, 2012, respectively)			10,506	11,366
Investment securities-trading			3,518	3,151
Total investment securities			252,035	286,420
Other investments			14,048	14,302
Loans held for sale			628,481	785,751
Loans receivable, net of deferred fees and costs			1,857,454	1,803,429
Allowance for loan losses			(26,934)	(27,400)
Loans receivable, net			1,830,520	1,776,029
Premises and equipment, net			19,318	19,192
Goodwill and intangibles, net			10,193	10,292
Bank-owned life insurance			31,834	31,652
Deferred tax asset, net			748	—
Prepaid FDIC insurance premiums			—	2,165
Accrued interest receivable and other assets			72,723	46,244
Total assets			$2,900,102	$3,039,187

Liabilities and Shareholders’ Equity

Non-interest bearing deposits			$404,953	$351,815
Interest bearing deposits			1,699,837	1,891,943
Total deposits			2,104,790	2,243,758
Other borrowed funds			397,181	392,275
Mortgage funding checks			18,653	51,679
Deferred tax liability, net			—	1,946
Escrow liabilities			4,307	4,629
Accrued interest payable and other liabilities			59,084	36,834
Total liabilities			2,584,015	2,731,121

	2013	2012
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	30,265,156	30,226,330	30,265	30,226
Additional paid-in capital			173,086	172,021
Retained earnings			106,433	92,777
Accumulated other comprehensive income, net			6,303	13,042
Total shareholders’ equity			316,087	308,066
Total liabilities and shareholders’ equity			$2,900,102	$3,039,187

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and six months ended June 30, 2013 and 2012

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans receivable	$20,762	$21,072	$41,771	$41,770
Loans held for sale	4,562	3,602	9,117	7,641
Federal funds sold	103	66	216	87
Investment securities available-for-sale	2,228	2,701	4,621	5,479
Investment securities held-to-maturity	48	79	104	164
Other investments	76	62	156	111
Total interest income	27,779	27,582	55,985	55,252
Interest expense:
Deposits	3,348	3,815	6,771	7,374
Other borrowed funds	2,178	2,326	4,360	4,699
Total interest expense	5,526	6,141	11,131	12,073
Net interest income	22,253	21,441	44,854	43,179
Provision for loan losses	(132)	2,225	(589)	4,123
Net interest income after provision for loan losses	22,385	19,216	45,443	39,056
Non-interest income:
Service charges on deposit accounts	489	473	991	918
Loan fees	274	441	493	825
Title insurance & other related income	351	506	749	964
Investment fee income	401	649	948	1,262
Realized and unrealized gains on mortgage banking activities	11,161	13,513	17,488	20,395
Net realized gain (loss) on investment securities-trading	43	(29)	81	158
Management fee income	811	883	1,109	1,892
Increase in cash surrender value of bank-owned life insurance	91	171	183	343
Gain (Loss) on sale of real estate	—	—	30	(473)
Other loss	6	(44)	30	(40)
Total non-interest income	13,627	16,563	22,102	26,244
Non-interest expense:
Salary and benefits	10,389	10,872	20,375	20,384
Occupancy	2,086	1,751	4,167	3,460
Professional fees	1,144	832	2,461	1,571
Depreciation	777	643	1,522	1,244
Data processing & communications	1,141	1,031	2,269	2,197
FDIC insurance premiums	317	326	648	653
Mortgage loan repurchases and settlements	(219)	185	(157)	300
Amortization of intangibles	49	49	99	99
Other operating expenses	5,567	4,682	10,549	8,543
Total non-interest expense	21,251	20,371	41,933	38,451
Income before income taxes	14,761	15,408	25,612	26,849
Provision for income taxes	4,958	5,257	8,628	9,045
Net income	$9,803	$10,151	16,984	17,804
Earnings per common share - basic	$0.32	$0.34	0.55	0.60
Earnings per common share - diluted	$0.32	$0.34	0.55	0.59
Weighted-average common shares outstanding - basic	30,668,490	29,639,938	30,651,995	29,612,979
Weighted-average common shares outstanding - diluted	31,026,091	30,103,480	31,032,755	30,043,009

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and six months ended June 30, 2013 and 2012

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$9,803	$10,151	$16,984	$17,804
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax benefit of $2.7 million and $3.5 million for the three and six months ended June 30, 2013, respectively, net of tax expense of $607 thousand and $497 thousand for the three and six months ended June 30, 2012, respectively.	(5,215)	1,178	(6,878)	965

Less: reclassification adjustment for net gains included in net income net of tax expense	—	—	—	—
	(5,215)	1,178	(6,878)	965

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $436 thousand and net of tax expense of $23 thousand for the three and six months ended June 30, 2013, respectively; and net of tax expense of $54 thousand and $736 thousand for the three and the six months ended June 30, 2012, respectively.	(715)	97	139	1,311

Comprehensive income	$3,873	$11,426	$10,245	$20,080

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2013 and 2012

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2011	29,199	$29,199	$163,730	$53,372	$11,516	$257,817

Stock options exercised	54	54	384	—	—	438

Stock compensation expense, net of tax benefit	—	—	131	—	—	131

Dividends on common stock of $0.07 per share	—	—	—	(2,044)	—	(2,044)

Change in accumulated other comprehensive income	—	—	—	—	2,276	2,276

Net income	—	—	—	17,804	—	17,804

Balance, June 30, 2012	29,253	$29,253	$164,245	$69,132	$13,792	$276,422

Balance, December 31, 2012	30,226	$30,226	$172,021	$92,777	$13,042	$308,066

Stock options exercised	39	39	313	—	—	352

Stock compensation expense, net of tax benefit	—	—	752	—	—	752

Dividends on common stock of $0.11 per share	—	—	—	(3,328)	—	(3,328)

Change in accumulated other comprehensive income	—	—	—	—	(6,739)	(6,739)

Net income	—	—	—	16,984	—	16,984

Balance, June 30, 2013	30,265	$30,265	$173,086	$106,433	$6,303	$316,087

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013 and 2012

(In thousands)

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income	$16,984	$17,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,522	1,244
Amortization of premiums, discounts and intangibles	25	58
Provision for loan losses	(589)	4,123
Loans held for sale originated	(3,438,306)	(2,806,817)
Proceeds from the sale of loans held for sale	3,613,064	2,837,363
Realized and unrealized gains on mortgage banking activities	(17,488)	(20,395)
Purchase of investment securities-trading	(798)	(626)
Unrealized gain on investment securities-trading	(82)	(158)
(Gain) Loss on sale of other real estate owned	(30)	473
Stock compensation expense, net of tax benefits	752	131
Increase in cash surrender value of bank-owned life insurance	(183)	(343)
Decrease in accrued interest receivable and other assets	(24,898)	(11,131)
Increase in accrued interest payable, escrow liabilities and other liabilities	24,015	9,748
Net cash provided by operating activities	173,988	31,474
Cash flows from investing activities:
Net purchases of premises and equipment	(1,648)	(2,169)
Proceeds from the sale of fixed assets	—	1,104
Proceeds from maturity and call of investment securities available-for-sale	11,244	—
Purchase of investment securities available-for-sale	(9,975)	(20,172)
Purchase of other investments	(1)	(790)
Proceeds from the sale of other investments	255	2,376
Proceeds from the sale of other real estate owned	—	2,573
Redemptions of investment securities available-for-sale	22,277	22,051
Redemptions of investment securities held-to-maturity	858	679
Net increase in loans receivable, net of deferred fees and costs	(53,872)	(123,581)
Net cash used in investing activities	(30,862)	(117,929)
Cash flows from financing activities:
Net increase (decrease) in deposits	(138,968)	214,230
Net increase (decrease) in other borrowed funds - short term	4,906	(77,986)
Net increase (decrease) in mortgage funding checks	(33,026)	24,099
Proceeds from FHLB advances	—	55,000
Repayment of FHLB advances	—	(135,000)
Stock options exercised	352	438
Dividends on common stock	(3,328)	(2,044)
Net cash (used in) provided by financing activities	(170,064)	78,737
Net decrease in cash and cash equivalents	(26,938)	(7,718)
Cash and cash equivalents at beginning of the year	67,140	37,139
Cash and cash equivalents at end of the period	$40,202	$29,421

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,122	$12,638
Cash paid for income taxes	5,655	8,003

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$—	$3,126

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the “Company”) is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the “Bank”), a state-chartered institution and its subsidiary, George Mason Mortgage, LLC (“George Mason”), a mortgage banking company based in Fairfax, Virginia. The Company had a second mortgage subsidiary, Cardinal First Mortgage, LLC (“Cardinal First”) also based in Fairfax, Virginia, but as of June 30, 2013, this subsidiary merged into George Mason.  In addition to the Bank, the Company has one nonbank subsidiary; Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary.  As of June 30, 2013, the remaining operations of the Bank’s trust division, Cardinal Trust and Investment Services, merged into CWS.  Also as of June 30, 2013, Wilson/Bennett Capital Management, Inc., formerly the Company’s second nonbank subsidiary, merged into CWS.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2

Stock-Based Compensation

At June 30, 2013, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan was amended in 2011 to increase the number of shares available under the plan and extend the term to 2021.  The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  There were 713,468 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of June 30, 2013.

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

Total expense related to the Company’s share-based compensation plans for the three months ended June 30, 2013 and 2012 was $387,000 and $89,000, respectively.  Total stock compensation expense for the six months ended June 30, 2013 and 2012 was $435,000 and $131,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $130,000 and $30,000 for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, total income tax benefit recognized in the income statement for share-based compensation arrangements was $146,000 and $44,000, respectively.

Options granted for the three and six months ended June 30, 2013 were 58,250 and 260,750, respectively.  Options granted for the three and six months ended June 30, 2012 were 41,000 and 50,000, respectively.  The weighted average per share fair value of stock option grants for the three and six months ended June 30, 2013 was $5.36 and $5.82, respectively.  The weighted average per share fair value of stock option grants for the three and six months ended June 30, 2012 was $4.55 and $4.49, respectively.  The fair values of the options granted during all periods ended June 30, 2013 and 2012 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Estimated option life	6.5 Years	6.5 years	6.5 Years	6.5 years
Risk free interest rate	1.14 - 1.32%	1.06 - 1.38%	1.14 - 1.43%	1.06 - 1.69%
Expected volatility	39.50%	42.10%	39.50%	42.10%
Expected dividend yield	1.23%	1.10%	1.23%	1.10%

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

Stock option activity during the six months ended June 30, 2013 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2012	851,358	$10.21
Granted	260,750	16.25
Exercised	(38,826)	9.05
Forfeited	(5,850)	10.03
Outstanding at June 30, 2013	1,067,432	$11.73	5.61	$3,076,799
Options exercisable at June 30, 2013	772,882	$10.92	4.41	$2,842,306

The intrinsic value of options exercised during the three and six months ended June 30, 2013 was $26,000 and $301,000, respectively. For the options exercised during the three and six months ended June 30, 2012 the intrinsic value was $190,000 and $229,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the six months ended June 30, 2013 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2012	168,900	$4.17
Granted	260,750	5.82
Vested	(133,000)	5.18
Forfeited	(2,100)	4.08
Balance at June 30, 2013	294,550	$5.18

At June 30, 2013, there was $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares that vested during the three months ended June 30, 2013 and 2012 was $297,000 and $49,000, respectively.  For the six months ended June 30, 2013 and 2012, the total fair value of shares that vested was $689,000 and $149,000, respectively.

Note 3

Segment Information

The Company operates in three business segments: commercial banking, mortgage banking, and wealth management services.  As of June 30, 2013, the Company merged the remaining operations of its trust division and Wilson/Bennett Capital Management, Inc., both of which had been included in the wealth management services segment, into CWS.  In addition, as of June 30, 2013, the Company merged the operations of Cardinal First Mortgage, LLC into George Mason.  Results for the three and six months ended June 30, 2013 include the operations of these subsidiaries.

The commercial banking segment includes both commercial and consumer lending and provides customers with such products as commercial loans, real estate loans, business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis. The wealth management services segment provides investment and financial advisory services to businesses and individuals, including financial planning, retirement/estate planning, and investment management.

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2013 and 2012 is as follows:

At and for the Three Months Ended June 30, 2013 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$21,903	$517	$—	$(167)	$—	$22,253
Provision for loan losses	(132)	—	—	—	—	(132)
Non-interest income	728	12,458	401	48	(8)	13,627
Non-interest expense	10,146	9,257	695	1,161	(8)	21,251
Provision for income taxes	4,172	1,335	(101)	(448)	—	4,958
Net income (loss)	$8,445	$2,383	$(193)	$(832)	$—	$9,803

Total Assets	$2,829,575	$689,711	$2,236	$323,664	$(945,084)	$2,900,102
Average Assets	2,756,671	477,192	2,315	331,307	(806,636)	2,760,849

At and for the Three Months Ended June 30, 2012 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$21,056	$593	$—	$(208)	$—	$21,441
Provision for loan losses	2,225	—	—	—	—	2,225
Non-interest income	1,009	14,936	649	(24)	(7)	16,563
Non-interest expense	10,186	8,684	596	912	(7)	20,371
Provision for income taxes	3,193	2,448	16	(400)	—	5,257
Net income (loss)	$6,461	$4,397	$37	$(744)	$—	$10,151

Total Assets	$2,628,995	$550,843	$527	$282,510	$(748,705)	$2,714,170
Average Assets	2,553,766	347,048	556	283,807	(637,591)	2,547,586

At and for the Six Months Ended June 30, 2013 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$44,300	$915	$—	$(361)	$—	$44,854
Provision for loan losses	(674)	85	—	—	—	(589)
Non-interest income	1,521	19,559	947	90	(15)	22,102
Non-interest expense	20,197	18,457	1,371	1,923	(15)	41,933
Provision for income taxes	8,771	694	(144)	(693)	—	8,628
Net income (loss)	$17,527	$1,238	$(280)	$(1,501)	$—	$16,984

Total Assets	$2,829,575	$689,711	$2,236	$323,664	$(945,084)	$2,900,102
Average Assets	2,798,281	487,550	2,421	331,393	(816,072)	2,803,573

At and for the Six Months Ended June 30, 2012 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$42,357	$1,239	$—	$(417)	$—	$43,179
Provision for loan losses	3,865	258	—	—	—	4,123
Non-interest income	1,343	23,487	1,263	167	(16)	26,244
Non-interest expense	21,760	13,593	1,253	1,861	(16)	38,451
Provision for income taxes	5,894	3,888	2	(739)	—	9,045
Net income (loss)	$12,181	$6,987	$8	$(1,372)	$—	$17,804

Total Assets	$2,628,995	$550,843	$527	$282,510	$(748,705)	$2,714,170
Average Assets	2,524,295	371,186	566	283,440	(663,440)	2,516,047

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012. Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 641 and 4,504 for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 1,997 and 6,494, respectively. These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands,	June 30,		June 30,
except per share data)	2013	2012	2013	2012

Net income available to common shareholders	$9,803	$10,151	$16,984	$17,804

Weighted average common shares - basic	30,668	29,640	30,652	29,613

Weighted average common shares - diluted	31,026	30,103	31,033	30,043

Earnings per common share - basic	$0.32	$0.34	$0.55	$0.60

Earnings per common share - diluted	$0.32	$0.34	$0.55	$0.59

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

The following shows the composition of basic outstanding shares for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Weighted average common shares outstanding	30,265	29,234	30,253	29,218
Weighted average shares attributable to the deferred compensation plans	403	406	399	395
Total weighted average shares - basic	30,668	29,640	30,652	29,613

The following shows the composition of diluted outstanding shares for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Weighted average shares outstanding - basic (from above)	30,668	29,640	30,652	29,613
Incremental weighted average shares attributable to deferred compensation plans	203	250	198	239
Weighted average shares attributable to vested stock options	155	213	162	191
Incremental Shares from stock option plan	—	—	21	—
Total weighted average shares - diluted	31,026	30,103	31,033	30,043

Note 5

Investment Securities

The approximate fair value and amortized cost of investment securities at June 30, 2013 and December 31, 2012 are shown in the table below.

	June 30, 2013
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Investment Securities Available-for-Sale

U.S. government-sponsored agencies	$55,650	3,464	(543)	$58,571
Mortgage-backed securities	88,149	4,464	(54)	92,559
Municipal securities	77,745	4,194	(128)	81,811
U.S. treasury securities	4,980	90	—	5,070
Total	$226,524	$12,212	$(725)	$238,011

Investment Securities Held-to-Maturity
Mortgage-backed securities	3,094	176	—	3,270
Pooled trust preferred securities	7,412	—	(2,195)	5,217
Total	$10,506	$176	$(2,195)	$8,487

	December 31, 2012
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale

U.S. government-sponsored agencies	$55,756	$5,777	$—	$61,533
Mortgage-backed securities	110,214	8,704	(5)	118,913
Municipal securities	79,055	7,292	—	86,347
U.S. treasury securities	4,968	142	—	5,110
Total	$249,993	$21,915	$(5)	$271,903

Investment Securities Held-to-Maturity

Mortgage-backed securities	3,705	242	—	3,947
Pooled trust preferred securities	7,661	—	(2,589)	5,072
Total	$11,366	$242	$(2,589)	$9,019

The fair value and amortized cost of investment securities by contractual maturity at June 30, 2013 and December 31, 2012 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$27,734	29,860	—	—
After 5 years but within 10 years	65,763	69,505	—	—
After 10 years	44,878	46,087	7,412	5,217
Mortgage-backed securities	88,149	92,559	3,094	3,270
Total	$226,524	$238,011	$10,506	$8,487

	December 31, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$35,701	$38,295	$—	$—
After 5 years but within 10 years	60,140	66,859	—	—
After 10 years	43,938	47,836	7,661	5,072
Mortgage-backed securities	110,214	118,913	3,705	3,947
Total	$249,993	$271,903	$11,366	$9,019

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

Investment Securities Available-for-	June 30, 2013
Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored agencies	$19,576	$(543)	$—	$—	$19,576	$(543)
Mortgage-backed securities	1,934	(47)	342	(7)	2,276	(54)
Municipal securities	2,501	(128)	—	—	2,501	(128)
Total temporarily impaired securities	$24,011	$(718)	$342	$(7)	$24,353	$(725)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Pooled trust preferred securities	$—	$—	$5,217	$(2,195)	$5,217	$(2,195)
Total temporarily impaired securities	$—	$—	$5,217	$(2,195)	$5,217	$(2,195)

Investment Securities Available-for-	At December 31, 2012
Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$—	$—	$362	$(5)	$362	$(5)
Total temporarily impaired securities	$—	$—	$362	$(5)	$362	$(5)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$5,072	$(2,589)	$5,072	$(2,589)
Total temporarily impaired securities	$—	$—	$5,072	$(2,589)	$5,072	$(2,589)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of June 30, 2013, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At June 30, 2013, 97% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $3.1 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At June 30, 2013, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.4 million of par value at June 30, 2013.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the senior A-3 tranches in each issuance.  Each of the bonds is rated by more than one rating agency.  One security has a composite rating of AA-, one security has a composite rating of A-, and two securities have a composite rating of BBB-.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the senior A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the senior A-3 tranches.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the senior A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the senior A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these corporate bonds prior to the recovery of its investment.

In one of the pooled trust preferred securities issues, 52% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $180 million of the remaining $273 million, or 66% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 53% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $156 million of the remaining $255 million, or 61% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 73% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $142 million of the remaining $156 million, or 91% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 62% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $252 million of the remaining $301 million, or 84% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three and six months ended June 30, 2013.  The Company does not continue to hold any investment securities for which the Company previously recognized other-than-temporary impairment.

Note 6

Loans Receivable and Allowance for Loan Losses

The loan portfolio at June 30, 2013 and December 31, 2012 consist of the following:

(In thousands)	2013	2012
Commercial and industrial	$207,472	$222,961
Real estate - commercial	932,092	827,243
Real estate - construction	345,424	373,717
Real estate - residential	260,928	260,352
Home equity lines	111,804	117,647
Consumer	2,605	4,204
	1,860,325	1,806,124
Net deferred fees	(2,871)	(2,695)
Loans receivable, net of fees	1,857,454	1,803,429
Allowance for loan losses	(26,934)	(27,400)
Loans receivable, net	$1,830,520	$1,776,029

The Company’s allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table.  Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.

Activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2013 and 2012 is shown below.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Allowance for loan losses, beginning of the period	$27,165	$25,223	$27,400	$26,159

Provision for loan losses	(132)	2,225	(589)	4,123

Loans charged off:
Commercial and industrial	(42)	(1,425)	(42)	(4,135)
Residential	(100)	(91)	(185)	(382)
Consumer	(1)	—	(1)	(15)
Total loans charged off	(143)	(1,516)	(228)	(4,532)

Recoveries:
Commercial and industrial	21	714	319	716
Residential	22	14	30	194
Consumer	1	—	2	—
Total recoveries	44	728	351	910

Net (charge offs) recoveries	(99)	(788)	123	(3,622)

Ending balance, June 30,	$26,934	$26,660	$26,934	$26,660

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of June 30, 2013 and December 31, 2012, are below:

Allowance for Loan Losses

For the Three Months Ended June 30, 2013

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, April 1, 2013	$31	$18,494	$7,306	$823	$438	$73	$27,165
Charge-offs	(42)	—	—	(100)	—	(1)	(143)
Recoveries	10	4	7	22	1	—	44
Provision for loan losses	32	1,411	(613)	(612)	(327)	(23)	(132)
Ending Balance, June 30, 2013	$31	$19,909	$6,700	$133	$112	$49	$26,934

Allowance for Loan Losses

At and for the Six Months Ended June 30, 2013

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$525	$17,990	$7,675	$857	$266	$87	$27,400
Charge-offs	(42)	—	—	(185)	—	(1)	(228)
Recoveries	306	4	9	30	—	2	351
Provision for loan losses	(758)	1,915	(984)	(569)	(154)	(39)	(589)
Ending Balance, June 30, 2013	$31	$19,909	$6,700	$133	$112	$49	$26,934

Ending Balance, June 30, 2013
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	31	19,909	6,700	133	112	49	26,934

Loans Receivable

At June 30, 2013

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, June 30, 2013	$207,472	$932,092	$345,424	$260,928	$111,804	$2,605	$1,860,325

Ending Balance, June 30, 2013
Individually evaluated for impairment	$102	$1,738	$1,277	$—	$—	$—	$3,117
Collectively evaluated for impairment	207,370	930,354	344,147	260,928	111,804	2,605	1,857,208

Allowance for Loan Losses

For the Three Months Ended June 30, 2012

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, April 1, 2012	$3,553	$13,172	$5,240	$2,109	$1,079	$70	$25,223
Charge-offs	(235)	(1,190)	—	—	(91)	—	(1,516)
Recoveries	—	104	610	7	7	—	728
Provision for loan losses	(1,732)	2,962	606	889	(545)	45	2,225
Ending Balance, June 30, 2012	$1,586	$15,048	$6,456	$3,005	$450	$115	$26,660

Allowance for Loan Losses

At and for the Six Months Ended June 30, 2012

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$3,390	$13,377	$6,495	$1,709	$1,119	$69	$26,159
Charge-offs	(235)	(3,900)	—	(291)	(91)	(15)	(4,532)
Recoveries	2	104	610	176	18	—	910
Provision for loan losses	(1,571)	5,467	(649)	1,411	(596)	61	4,123
Ending Balance, June 30, 2012	$1,586	$15,048	$6,456	$3,005	$450	$115	$26,660

Ending Balance, June 30, 2012:
Individually evaluated for impairment	$—	$26	$—	$1,157	$—	$—	$1,183
Collectively evaluated for impairment	1,586	15,022	6,456	1,848	450	115	25,477

Loans Receivable

At June 30, 2012

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, June 30, 2012	$226,727	$766,438	$360,808	$275,759	$119,356	$3,232	$1,752,320

Ending Balance, June 30, 2012:
Individually evaluated for impairment	$2,873	$7,140	$6,302	$1,925	$—	$—	$18,240
Collectively evaluated for impairment	223,854	759,298	354,506	273,834	119,356	3,232	1,734,080

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

The following tables report the Company’s nonaccrual and past due loans at June 30, 2013 and December 31, 2012.  In addition, the credit quality of the loan portfolio is provided as of June 30, 2013 and December 31, 2012.

Nonaccrual and Past Due Loans

At June 30, 2013

( In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$209	$323	$102	$634	$206,838	207,472	$—	$102

Real estate - commercial
Owner occupied	—	—	—	—	272,353	272,353	—	—
Non-owner occupied	85	—	1,738	1,823	657,916	659,739	—	1,738

Real estate - construction
Residential	—	—	—	—	82,968	82,968	—	—
Commercial	—	—	1,027	1,027	261,429	262,456	—	1,027

Real estate - residential
Single family	—	—	—	—	183,295	183,295	—	—
Multi-family	—	—	—	—	77,633	77,633	—	—

Home equity lines	—	—	—	—	111,804	111,804	—	—

Consumer
Installment	—	—	—	—	2,360	2,360	—	—
Credit cards	—	—	—	—	245	245	—	—
	$294	$323	$2,867	$3,484	$1,856,841	$1,860,325	$—	$2,867

Nonaccrual and Past Due Loans

At December 31, 2012

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$2,064	$2,064	$220,897	222,961	$—	$2,064

Real estate - commercial
Owner occupied	—	—	—	—	255,343	255,343	—	—
Non-owner occupied	—	—	3,800	3,800	568,100	571,900	—	3,800

Real estate - construction
Residential	—	—	—	—	84,551	84,551	—	—
Commercial	—	—	1,762	1,762	287,404	289,166	—	1,762

Real estate - residential
Single family	—	—	—	—	209,740	209,740	—	—
Multi-family	—	—	—	—	50,612	50,612	—	—

Home equity lines	—	—	—	—	117,647	117,647	—	—

Consumer
Installment	—	—	—	—	3,916	3,916	—	—
Credit cards	—	—	—	—	288	288	—	—
	$—	$—	$7,626	$7,626	$1,798,498	$1,806,124	$—	$7,626

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of June 30, 2013 and December 31, 2012, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans

At June 30, 2013

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$102	$120	$—	$9
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	1,738	3,872	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	1,277	3,430	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$102	$120	$—	$9
Real estate - commercial	1,738	3,872	—	—
Real estate - construction	1,277	3,430	—	—
Real estate - residential	—	—	—	—
Home equity lines	—	—	—	—
Total	$3,117	$7,422	$—	$9

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

At June 30, 2013 and December 31, 2012, the Company had TDRs totaling $2.8 million and $7.3 million, respectively, all of which were on nonaccrual.  Nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by the Company upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms.  Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification.  The following table reconciles the beginning and ending balances on TDRs as of June 30, 2013:

Troubled Debt Restructurings

At and For the Six Months Ended June 30, 2013

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total

Beginning Balance, January 1, 2013	$1,776	$3,800	$1,762	$—	$—	$—	$7,338
New TDRs	—	570	—	—	—	—	570
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	(1,776)	(2,632)	(735)	—	—	—	(5,143)
Ending Balance, June 30, 2013	$—	$1,738	$1,027	$—	$—	$—	$2,765

At June 30, 2013, TDRs make up one relationship with the Bank.  These loans are performing as expected post-modification.  For restructured loans in the portfolio, the Company had no loan loss reserves as of June 30, 2013 and December 31, 2012, respectively.

Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default.  For the period ended June 30, 2013, one loan identified as a TDR had a payment default within the last twelve months.  For the period ended December 31, 2012, no loans identified as TDRs had a payment default within the last twelve months.

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, substandard, doubtful and loss.  During 2011, the Company added an additional risk rating, other loans especially mentioned (“OLEM”), for the monitoring of credit quality.  Other loans especially mentioned are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the bank’s credit position at some future date.  These loans may not show problems as yet due to the borrower’s apparent ability to service the debt, but special circumstances surround the loans of which the Bank’s management should be aware.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated other loans especially mentioned, substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment at June 30, 2013 and December 31, 2012.

Internal Risk Rating Grades

At June 30, 2013

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$206,760	$610	$102	$—	$—

Real estate - commercial
Owner occupied	272,353	—	—	—	—
Non-owner occupied	615,291	42,710	1,738	—	—

Real estate - construction
Residential	82,968	—	—	—	—
Commercial	258,920	2,259	1,277	—	—

Real estate - residential
Single family	183,295	—	—	—	—
Multi-family	77,633	—	—	—	—

Home equity lines	111,804	—	—	—	—

Consumer
Installment	2,360	—	—	—	—
Credit cards	245	—	—	—	—
	$1,811,629	$45,579	$3,117	$—	$—

Internal Risk Rating Grades

At December 31, 2012

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$220,266	$631	$2,064	$—	$—

Real estate - commercial
Owner occupied	255,343	—	—	—	—
Non-owner occupied	542,983	27,260	1,657	—	—

Real estate - construction
Residential	84,551	—	—	—	—
Commercial	281,163	3,278	4,725	—	—

Real estate - residential
Single family	209,740	—	—	—	—
Multi-family	50,612	—	—	—	—

Home equity lines	117,647	—	—	—	—

Consumer
Installment	3,916	—	—	—	—
Credit cards	288	—	—	—	—
	$1,766,509	$31,169	$8,446	$—	$—

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

At June 30, 2013, accumulated other comprehensive income included an unrealized gain, net of tax, of $50,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at June 30, 2013 which is related to the Company’s cash flow hedges will be recognized in earnings during the third quarter of 2013. At June 30, 2013, the Company recognized minimal amounts due to hedge ineffectiveness.

At June 30, 2013, the Company had $489.0 million in residential mortgage rate lock commitments and associated forward sales, and $544.8 million in forward loan sales associated with $628.5 million of loans that had closed and were presented as held for sale.

The Company has an interest rate swap to mitigate its exposure to interest rate risk. This interest rate swap has an aggregate notional amount of $5.0 million to hedge against changes in cash flows caused by movement in interest rates related to the Company’s issuance of $20.0 million in trust preferred securities. At June 30, 2013, accumulated other comprehensive income included an after-tax unrealized gain of $89,000 related to these interest rate swaps. In addition, the Company has an interest rate swap to mitigate the variability in the fair value for one loan receivable. For the six months ended June 30, 2013 and 2012, the change in fair values recorded for this fair value hedge were losses of $288,000 and $246,000, respectively. The amount of ineffectiveness reflected in earnings was not significant in either period.

Note 8

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at June 30, 2013 and December 31, 2012. In addition, the gains and losses related to these derivative instruments is provided for the three and six months ended June 30, 2013 and 2012.

Derivative Instruments and Hedging Activities

At June 30, 2013

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$242
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	27,297	Accrued Interest Payable and Other Liabilities	21,134
Total Derivatives Designated as Hedging Instruments		27,297		21,376

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	29,041	Accrued Interest Payable and Other Liabilities	556
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	556	Accrued Interest Payable and Other Liabilities	10,491
Total Derivatives Not Designated as Hedging Instruments		29,597		11,047

Total Derivatives		$56,894		$32,423

Derivative Instruments and Hedging Activities

At December 31, 2012

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$616
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,136	Accrued Interest Payable and Other Liabilities	3,623
Total Derivatives Designated as Hedging Instruments		2,136		4,239

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	24,657	Accrued Interest Payable and Other Liabilities	449
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	449	Accrued Interest Payable and Other Liabilities	91
Total Derivatives Not Designated as Hedging Instruments		25,106		540

Total Derivatives		$27,242		$4,779

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended June 30, 2013

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$143	Other Income	$(143)
Total		$143		$(143)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$50	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(765)	Other Income	45,559	Other Income	—
Total	$(715)		$45,559		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitments	$18,550	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	9,935	Other Income
Rate Lock Commitments	(9,935)	Other Income
Total	$18,550

Impact of Derivative Instruments on the Statement of Income

For the Six Months Ended June 30, 2013

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$288	Other Income	$(288)
Total		$288		$(288)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$89	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	50	Other Income	42,672	Other Income	—
Total	$139		$42,672		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitments	$38,409	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	9,607	Other Income
Rate Lock Commitments	(9,607)	Other Income
Total	$38,409

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended June 30, 2012

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$111	Other Income	$(111)
Total		$111		$(111)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$35	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	62	Other Income	8,534	Other Income	—
Total	$97		$8,534		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitments	$17,333	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(792)	Other Income
Rate Lock Commitments	792	Other Income
Total	$17,333

Impact of Derivative Instruments on the Statement of Income

For the Six Months Ended June 30, 2012

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$246	Other Income	$(246)
Total		$246		$(246)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$53	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	1,258	Other Income	7,845	Other Income	—
Total	$1,311		$7,845		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitments	$28,113	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(698)	Other Income
Rate Lock Commitments	698	Other Income
Total	$28,113

Note 9

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at June 30, 2013 is as follows:

	Mortgage Banking
(In thousands)	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2012	$1,781	$1,633
2013 activity:
Customer relationship intangibles	—	99
Balance at June 30, 2013	$1,781	$1,732

The aggregate amortization expense was $49,000 for each of the three months ended June 30, 2013 and 2012, respectively.  For each of the six months ended June 30, 2013 and 2012, the aggregate amortization expense was $99,000, respectively.

The estimated amortization expense for the remainder of 2013 is $49,000.  There is no additional amortization expense in future periods.

The carrying amount of goodwill at June 30, 2013 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2012	$24	$10,120	$10,144
No activity	—	—	—
Balance at June 30, 2013	$24	$10,120	$10,144

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at June 30, 2013 are collateralized.

Commitments to extend credit of $843.2 million primarily have floating rates as of June 30, 2013.  At June 30, 2013, standby letters of credit were $31.0 million. Commitments to extend credit of $489.0 million as of June 30, 2013 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $150,000 at June 30, 2013 and $628,000 at December 31, 2012.

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

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three months ended June 30, 2013.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are shown below:

At June 30, 2013
(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,070	$5,070	$—	$—
U.S. government- sponsored agencies	58,571	—	58,571	—
Mortgage-backed securities	92,559	—	92,559	—
Municipal securities	81,811	—	81,811	—
Total investment securities available-for-sale	238,011	5,070	232,941	—
Investment securities — trading	3,518	—	3,518	—
Loans receivable — designated for fair value hedge	11,247	—	11,247	—
Bank-owned life insurance	31,834	—	31,834	—
Derivative liability - interest rate swaps	242	—	242	—
Derivative asset - rate lock and forward loan sales commitments	56,338	—	56,338	—
Derivative asset — interest rate lock commitments	556	—	556	—
Derivative liability - rate lock and forward loan sales commitments	21,690	—	21,690	—
Derivative liability — interest rate lock commitments	10,491	—	10,491	—

At December 31, 2012 (In thousands)

	Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,110	$5,110	$—	$—
U.S. government- sponsored agencies	61,533		61,533	—
Mortgage-backed securities	118,913	—	118,913	—
Municipal securities	86,347	—	86,347	—
Total investment securities available-for-sale	271,903	5,110	266,793	—
Investment securities — trading	3,151	—	3,151	—
Loan receivable designated in fair value hedge	11,652	—	11,652	—
Bank-owned life insurance	31,652	—	31,652	—
Derivative liability - interest rate swaps	616	—	616	—
Derivative asset - rate lock and forward loan sales commitments	26,793	—	26,793	—
Derivative asset — interest rate lock commitments	449	—	449	—
Derivative liability - rate lock and forward loan sales commitments	4,072	—	4,072	—
Derivative liability — interest rate lock commitments	91	—	91	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s pooled trust preferred securities held in its held-to-maturity investment securities portfolio, loans receivable — evaluated for impairment and other real estate owned.

At June 30, 2013

(in thousands)

	Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$5,217	$—	$—	$5,217
Loans receivable — evaluated for impairment	3,117	—	250	2,867

At December 31, 2012 (In thousands)

	Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$5,072	$—	$—	$5,072
Loans receivable — evaluated for impairment	8,446	—	820	7,626

The Company’s held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.4 million of par value at June 30, 2013.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the A-3 tranches in each issuance.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break in yield to the A-3 contractual cash flows.

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

Loans receivable — evaluated for impairment that are measured at fair value using Level 3 inputs on a nonrecurring basis total $2.9 million at June 30, 2013.  The total amount for each period presented represents the entire population of loans receivable — evaluated for impairment, and of this amount, $2.9 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence.  In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated.  This is considered a Level 3 valuation.  The value of business equipment is based upon the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.  At June 30, 2013, the Company’s Level 3 loans consisted of one relationship totaling $2.8 million which were secured primarily by commercial real estate which did not have a valuation allowance; and one relationship totaling $102,000 which was primarily secured by business assets and did not have a valuation allowance.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$40,202	$40,202	40,202	$—	$—
Investment securities available-for-sale	238,011	238,011	5,070	232,941	—
Investment securities held-to-maturity and other investments	24,554	22,535	—	17,318	5,217
Loans held for sale	628,481	628,481	—	628,481	—
Loans receivable, net	1,830,520	1,825,660	—	11,497	1,814,163
Accrued interest receivable	7,456	7,456	7,456	—	—
Financial liabilities:
Demand deposits	$404,953	$404,953	404,953	$—	$—
Interest checking	397,469	397,469	397,469	—	—
Money market and statement savings	523,045	523,045	523,045	—	—
Certificates of deposit	779,323	785,549	—	785,549	—
Other borrowed funds	397,181	415,983	—	415,983	—
Accrued interest payable	939	939	939	—	—

	December 31, 2012
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,140	$67,140	$67,140	$—	$—
Investment securities available-for-sale	271,903	271,903	5,110	266,793	—
Investment securities held-to-maturity and other investments	25,668	23,321	—	18,249	5,072
Loans held for sale	785,751	785,751	—	785,751	—
Loans receivable, net	1,776,029	1,823,356	—	12,472	1,810,884
Accrued interest receivable	7,333	7,333	7,333	—	—
Financial liabilities:
Demand deposits	$351,815	$351,815	$351,815	$—	$—
Interest checking	347,697	347,697	347,697	—	—
Money market and statement savings	430,391	430,391	430,391	—	—
Certificates of deposit	1,113,855	1,124,235	—	1,124,235	—
Other borrowed funds	392,275	418,808	—	418,808	—
Accrued interest payable	974	974	974	—	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2013 and December 31, 2012 and the results of our operations for the three and six months ended June 30, 2013 and 2012. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

•                  changes in operations within the wealth management services segment, its customer base and assets under management;

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

Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC (“George Mason”) and retail securities brokerage through Cardinal Wealth Services, Inc. (“CWS”).

Prior to June 30, 2013, the Bank had a trust division, Cardinal Trust and Investment Services.  This division merged its remaining operations as of June 30, 2013 into CWS.  In addition, as of June 30, 2013, Wilson/Bennett Capital Management, Inc., formerly the Company’s second nonbank subsidiary, merged its operations into CWS.  During the second quarter of 2013, we exited the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage this platform.  As a result of our reorganization of the wealth management business segment, the majority of the remaining personal and commercial trust area of this business consolidated into CWS.  We also consolidated Wilson/Bennett Capital Management, Inc. into CWS.  A majority of Wilson/Bennett clients are now serviced on the CWS platform beginning in the third quarter of 2013.  Results for the three and six months ended June 30, 2013 include the operations of these subsidiaries.

We had a second mortgage subsidiary, Cardinal First Mortgage, LLC (“Cardinal First”) based in Fairfax, Virginia, but as of June 30, 2013, this subsidiary merged into George Mason to improve operational efficiency.  Results for the three and six months ended June 30, 2013 include the operations of this subsidiary.

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

Our peer groups are defined by selecting commercial banking institutions of similar size within Virginia, Maryland, and the District of Columbia. This is known as our custom peer group.  The commercial banking institutions comprising the custom peer group can change based on certain factors including but not limited to the characteristics, size, and geographic footprint of the institution. We have identified 15 banks for our custom peer group which are within $500 million to $5 billion in total assets, the majority of whom are geographically concentrated in the Washington metropolitan area in which we operate as this area has seen less of an economic downturn than other areas of the country.  We evaluate the loan quality indicators of our custom peer group to those within our national FDIC peer group, all banks in Virginia, and all banks in Maryland.  These baseline peer group loss rates are then adjusted by an estimated loss emergence factor in order to determine loss coverage for pass-level credits.  Finally, we make adjustments to these loss factors based on an analysis of our loan portfolio characteristics, trends, economic considerations and other conditions that should be considered in assessing our credit risk.  Our peer loss rates are updated on at least an annual basis.

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

2013 Economic Environment

The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms.  Although economic conditions remain unsettled, the metropolitan Washington, D.C. area, the region we operate in, continues to perform relatively well as compared to other geographic regions.  Our credit quality continues to remain strong despite the challenging economic environment.  At June 30, 2013, we had nonaccrual loans totaling $2.9 million and no loans contractually past due 90 days or more as to principal or interest and still accruing.  We had annualized net recoveries of 0.01% of our average loans receivable for the six months ended June 30, 2013.

Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $7.4 million in par value of pooled trust preferred securities, which are significantly below book value as of June 30, 2013 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.

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

Liquidity is essential to our business.  The primary sources of funding for our Bank include customer deposits and wholesale funding.  Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits.  This situation may arise due to circumstances that we may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or us.  Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events.  While we believe we have a healthy liquidity position, any of the above factors could materially impact our liquidity position in the future.

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

Statements of Income

General

For the three months ended June 30, 2013 and 2012, we reported net income of $9.8 million and $10.2 million, respectively, a decrease of $348,000, or 3%.  Net interest income after the provision for loan losses increased $3.2 million to $22.4 million for the three months ended June 30, 2013 compared to $19.2 million for the three months ended June 30, 2012.  Provision for loan losses for the three months ended June 30, 2013 was $(132,000), a decrease of $2.3 million, compared to $2.2 million for the same period of 2012, a result of the improvement we have seen in the credit quality within our loans receivable portfolio.  Noninterest income for the three months ended June 30, 2013 and 2012 was $13.6 million and $16.6 million, respectively, a decrease of $3.0 million.  Realized and unrealized gains on mortgage banking activities decreased $2.3 million primarily due to changes in unrealized gains associated with the fair market value of locked commitments and closed loans held for sale as a result of the sharp increase in mortgage interest rates during the second quarter of 2013.  In addition, management fee income decreased $72,000 primarily as a result of the discontinuation of two managed company relationships.  For the three months ended June 30, 2013, noninterest expense increased to $21.3 million, compared to $20.4 million for the same period of 2012.  The increase in noninterest expense is primarily attributable to expenses related to the geographic expansion of our mortgage banking business segment.

For the three months ended June 30, 2013, basic and diluted earnings per common share were each $0.32.  Basic and diluted earnings per common share for the three months ended June 30, 2012 were each $0.34.  Weighted average fully diluted shares outstanding for the three months ended June 30, 2013 and 2012 were 31,026,091 and 30,103,480, respectively.

Return on average assets for the three months ended June 30, 2013 and 2012 was 1.42% and 1.59%, respectively. Return on average equity for the three months ended June 30, 2013 and 2012 was 12.13% and 14.78%, respectively.

Net income for the six months ended June 30, 2013 and 2012 was $17.0 million and $17.8 million, respectively, a decrease of $800,000, or 5%.  Net interest income after provision for loan losses for the six months ended June 30, 2013 increased $6.3 million to $45.4 million, compared to $39.1 million for the same six month period of 2012.  Provision for loan losses for the six months ended June 30, 2013 was $(589,000), a decrease of $4.7 million, compared to $4.1 million for the same period of 2012, a result of the improvement we have seen in the credit quality within our loans receivable portfolio.  Net interest income increased to $44.9 million for the six months ended June 30, 2013, compared to $43.2 million for the six months ended June 30, 2012.  Noninterest income decreased $4.1 million to $22.1 million for the six months ended June 30, 2013, compared to $26.2 million for the same period of 2012.  Noninterest expense was $41.9 million for the six months ended June 30, 2013, an increase of $3.4 million compared to $38.5 million for the six months ended June 30, 2012.

For the six months ended June 30, 2013, basic and diluted earnings per common share were each $0.55.  Basic and diluted earnings per common share for the six months ended June 30, 2012 were $0.60 and $0.59, respectively.  Weighted average fully diluted shares outstanding for the six months ended June 30, 2013 and 2012 were 31,032,755 and 30,043,009, respectively.

Return on average assets for the six months ended June 30, 2013 and 2012 was 1.21% and 1.42%, respectively. Return on average equity for the six months ended June 30, 2013 and 2012 was 10.65% and 13.18%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management services.  As of June 30, 2013, we merged the remaining operations of our trust division and Wilson/Bennett Capital Management, Inc., both of which had been included in the wealth management services segment, into CWS.  In addition, as of June 30, 2013, we merged operations of Cardinal First Mortgage, LLC, into George Mason.  Results for the three and six months ended June 30, 2013 include the operations of these subsidiaries.

Net income attributable to the commercial banking segment for the three months ended June 30, 2013 was $8.4 million compared to net income of $6.5 million for the three months ended June 30, 2012.  Net interest income increased $800,000 to $21.9 million for the three months ended June 30, 2013, compared to $21.1 million for the same period of 2012.  Provision for loan losses decreased $2.3 million to $(132,000) for the three months ended June 30, 2013 compared to $2.2 million for the same period of 2012. The decrease in our provision expense was primarily related to a decrease in our watch list credits and net recoveries recorded during the second quarter of 2013.  Noninterest income decreased to $728,000 for the three months ended June 30, 2013 compared to $1.0 million for the three months ended June 30, 2012.  Noninterest expense was $10.1 million for the three months ended June 30, 2013, compared to $10.2 million for the same period of 2012.

For the six months ended June 30, 2013, net income attributable to the commercial banking segment was $17.5 million, an increase of $5.3 million, from $12.2 million for the same six month period of 2012.  Net interest income increased $1.9 million to $44.3 million for the six months ended June 30, 2013, compared to $42.4 million for the six months ended June 30, 2012.  Provision for loan losses decreased $4.5 million to $(674,000) million for the six months ended June 30, 2013.  Noninterest income increased $178,000 to $1.5 million for the six months ended June 30, 2013 compared to $1.3 million for the same period of 2012.  Noninterest expense decreased to $20.2 million from $21.8 million for the six months ended June 30, 2013 compared to the same period of 2012.

The mortgage banking segment reported a net income of $2.4 million for the three months ended June 30, 2013 compared to net income of $4.4 million for the three months ended June 30, 2012.  For the six months ended June 30, 2013, net income was $1.2 million, a decrease of $5.8 million compared to $7.0 million for the six months ended June 30, 2012. The decrease in net income is primarily a result of decreases in unrealized gains associated with the fair value of commitments and loans held for sale due to the sharp increase in mortgage interest rates during the second quarter of 2013.  For the three months ended June 30, 2013, we experienced a decrease of $1.3 million of unrealized gains associated with the fair value of commitments and loans held for sale that affected income compared to a $6.6 million increase in unrealized gains for second quarter of 2012.  For the six month ended June 30, 2013, we recorded a decrease of $6.0 million of unrealized gains compared to an increase of $8.4 million for the comparable six months ended 2012.

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

The wealth management services segment, which includes CWS, and the results of operations of Wilson/Bennett and the trust division of the Bank prior to their closure, recorded a net loss of $193,000 for the three months ended June 30, 2013, compared to a net income of $37,000 for the three months ended June 30, 2012.  For the six months ended June 30, 2013, this business segment recorded a net loss of $280,000 compared a net income of $8,000 for the same period in 2012. The increase in the net loss during 2013 is primarily attributable to our streamlining the business operations within this business segment.  We do not expect the wealth management services segment to incur losses at this level now that we have completed the reorganization.  During the second quarter of 2012, we decided to exit the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage the platform.  This portion of our trust services division ended during the second quarter of 2013.  In addition, as a result of our reorganization of our wealth management business segment, the majority of the remaining personal and commercial trust area of this business consolidated into CWS.  We consolidated the Wilson/Bennett entity into CWS.  A majority of Wilson/Bennett clients are now serviced on the CWS platform.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income for the three months ended June 30, 2013 and 2012 was $22.3 million and $21.4 million, respectively, a period-to-period increase of $812,000, or 4%.  For the six months ended June 30, 2013, our net interest income was $44.9 million compared to $43.2 million for the same period in 2012, an increase of $1.7 million, or 4%. The yields on our loans receivable portfolio decreased 28 basis points for the three months ended June 30, 2013 compared to the same period of 2012.  This decrease was partially offset by the decrease in the rate of our interest-bearing liabilities of 17 basis points as we have taken efforts to reduce our overall funding costs as a result of the current low interest rate environment.

Interest income on loans receivable decreased $310,000 for the three months ended June 30, 2013 compared to the same three month period of 2012.  For each of the six months ended June 30, 2012, interest income on loans receivable was $41.8 million.  The decrease in interest income on loans receivable is primarily a result of the decrease in the yield of the loans receivable portfolio.  Interest income on loans held for sale was $4.6 million and $3.6 million for the three months ended June 30, 2013 and 2012, respectively, an increase of $1.0 million, a result of the increased origination activity within the mortgage banking segment.  For the six months ended June 30, 2013, interest income from loans held for sale increased to $9.1 million compared to $7.6 million for the six months ended June 30, 2012.

Interest income on investment securities decreased $504,000 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. For the six months ended June 30, 2012, interest income on investment securities decreased $918,000.  The decrease in interest income on investment securities is due to the decrease in our investment securities portfolio.  Because of the high volume of loan origination activity and the current low interest rate environment, we have limited our purchase activity within the investment securities since early 2011.

Total interest expense decreased $615,000 for the three months ended June 30, 2013 as compared to the same period of 2012.  For the six months ended June 30, 2013, total interest expense decreased $942,000 compared to the same six month period in 2012. During the first quarter of 2012, we introduced a high-yield interest checking product, which paid an interest rate of 2.01% on balances up to $100,000 and 0.31% on balances over $100,000.  We expected that this product would negatively impact our 2012 net interest margin slightly as we increased deposit market share through this promotion. Since October 2012, the rate on this particular deposit product has been 1.20%, which contributed to the decrease in interest expense all while maintaining depositor balances.

Also contributing to the decrease in interest expense is the blend and extend cost reduction strategy we implemented during the second quarter of 2012 on certain of our FHLB advances.  As anticipated, this strategy contributes to the reduction of our interest expense by approximately $500,000 annually.

Our net interest margin, on a tax-equivalent basis, which is calculated as net interest income divided by average interest earning assets, was 3.41% and 3.57% for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, net interest margin was 3.38% and 3.64% respectively.  Our net interest margin was negatively impacted as a result of a temporary increase in our fed funds sold average balances during 2013 by $99.4 million as compared to the same six month period of 2012.  This increase in short term investments was a result of the decline we experienced in our loans held for sale during the first quarter of 2013 as we saw a rapid decrease due to investors purchasing loans we had originated during the fourth quarter of 2012.  We had not anticipated such a quick increase in loan purchases and therefore had short-term liabilities outstanding that would have otherwise assisted in funding the loans held for sale portfolio.  We expect that our net interest margin will increase during the 2013 as cash invested in fed funds sold has been used to fund loans in our loans receivable portfolio.  We have also increased our purchase activity within the investment securities available-for-sale portfolio as a result of the recent increase in interest rates.

The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended June 30, 2013, 2012 and 2011

(In thousands)

		2013			2012			2011
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$209,858	$2,140	4.07%	$227,242	$2,289	4.02%	$189,683	$2,145	4.50%
Real estate - commercial	856,942	10,468	4.85%	745,343	10,099	5.42%	641,619	9,685	6.01%
Real estate - construction	336,877	4,563	5.41%	322,140	4,392	5.45%	245,202	3,302	5.39%
Real estate - residential	226,737	2,510	4.42%	259,044	3,138	4.85%	212,046	2,699	5.09%
Home equity lines	113,951	1,046	3.68%	120,038	1,115	3.74%	123,013	1,139	3.71%
Consumer	3,154	45	5.69%	2,935	40	5.48%	3,162	40	5.08%
Total loans	1,747,519	20,772	4.75%	1,676,742	21,073	5.03%	1,414,725	19,010	5.37%

Loans held for sale	474,549	4,562	3.85%	345,951	3,602	4.16%	166,131	1,894	4.56%
Investment securities available-for-sale	228,883	2,451	4.28%	266,377	2,922	4.72%	336,561	3,693	4.39%
Investment securities held-to-maturity	10,685	48	1.82%	12,387	79	2.56%	16,007	108	2.69%
Other investments	13,312	76	2.30%	16,332	62	1.51%	15,721	31	0.80%
Federal funds sold	161,232	103	0.26%	109,077	66	0.24%	19,834	11	0.22%

Total interest-earning assets and interest income (2)	2,636,180	28,012	4.25%	2,426,866	27,804	4.58%	1,968,979	24,747	5.03%

Noninterest-earning assets:
Cash and due from banks	19,246			15,422			14,316
Premises and equipment, net	19,530			18,673			17,504
Goodwill and other intangibles, net	10,217			10,419			10,616
Accrued interest and other assets	103,104			103,100			82,921
Allowance for loan losses	(27,428)			(26,894)			(24,695)
Total assets	$2,760,849			$2,547,586			$2,069,641

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	380,378	597	0.63%	$292,467	755	1.04%	$136,053	65	0.19%
Money markets	297,597	235	0.31%	278,168	250	0.36%	164,827	170	0.41%
Statement savings	211,553	141	0.27%	216,689	167	0.31%	241,493	218	0.36%
Certificates of deposit	807,912	2,375	1.17%	812,593	2,643	1.30%	656,591	2,864	1.75%
Total interest - bearing deposits	1,697,440	3,348	0.79%	1,599,917	3,815	0.96%	1,198,964	3,317	1.11%

Other borrowed funds	292,051	2,178	2.99%	316,301	2,326	2.96%	370,220	2,537	2.75%

Total interest-bearing liabilities and interest expense	1,989,491	5,526	1.11%	1,916,218	6,141	1.29%	1,569,184	5,854	1.50%

Noninterest-bearing liabilities:
Demand deposits	407,323			321,424			242,366
Other liabilities	40,851			35,133			21,759
Common shareholders’ equity	323,184			274,811			236,332
Total liabilities and shareholders’ equity	$2,760,849			$2,547,586			$2,069,641

Net interest income and net interest margin (2)		$22,486	3.41%		$21,663	3.57%		$18,893	3.84%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for all periods presented.

Rate and Volume Analysis

Three Months Ended June 30, 2013, 2012 and 2011

(In thousands)

	2013 Compared to 2012			2012 Compared to 2011
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$(175)	$26	$(149)	$147	$(3)	$144
Real estate - commercial	1,598	(1,229)	369	1,510	(1,096)	414
Real estate - construction	209	(38)	171	1,036	54	1,090
Real estate - residential	(385)	(243)	(628)	598	(159)	439
Home equity lines	(54)	(15)	(69)	(31)	7	(24)
Consumer	3	2	5	(3)	3	0
Total loans	1,196	(1,497)	(301)	3,257	(1,194)	2,063

Loans held for sale	1,339	(379)	960	2,050	(342)	1,708
Investment securities available-for-sale	(222)	(249)	(471)	(990)	219	(771)
Investment securities held-to-maturity	(11)	(20)	(31)	(25)	(4)	(29)
Other investments	(12)	26	14	2	29	31
Federal funds sold	32	5	37	50	5	55

Total interest income (2)	2,322	(2,114)	208	4,344	(1,287)	3,057

Interest expense:

Interest - bearing deposits:

Interest checking	224	(382)	(158)	75	615	690
Money markets	25	(40)	(15)	117	(37)	80
Statement savings	(4)	(22)	(26)	(22)	(29)	(51)
Certificates of deposit	8	(276)	(268)	680	(901)	(221)
Total interest - bearing deposits	253	(720)	(467)	850	(352)	498

Other borrowed funds	(172)	24	(148)	(377)	166	(211)

Total interest expense	81	(696)	(615)	473	(186)	287

Net interest income (2)	$2,241	$(1,418)	$823	$3,871	$(1,101)	$2,770

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

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Six Months Ended June 30, 2013, 2012 and 2011

(In thousands)

	2013			2012			2011
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$214,197	$4,332	4.04%	$238,039	$4,922	4.12%	$187,640	$4,221	4.47%
Real estate - commercial	841,312	20,680	4.88%	741,280	20,284	5.47%	635,671	19,149	5.99%
Real estate - construction	355,486	9,362	5.26%	313,254	8,376	5.35%	243,220	6,637	5.46%
Real estate - residential	230,715	5,212	4.51%	238,050	5,878	4.94%	213,655	5,505	5.15%
Home equity lines	115,238	2,115	3.70%	120,653	2,234	3.72%	122,331	2,250	3.71%
Consumer	3,438	93	5.39%	2,994	79	5.24%	3,090	82	5.29%
Total loans	1,760,386	41,794	4.75%	1,654,270	41,773	5.05%	1,405,607	37,844	5.38%

Loans held for sale	485,234	9,117	3.76%	371,759	7,641	4.11%	137,661	3,194	4.64%
Investment securities available-for-sale	236,548	5,072	4.29%	268,323	5,922	4.41%	333,497	7,330	4.40%
Investment securities held-to-maturity	10,902	104	1.92%	12,576	164	2.60%	18,343	262	2.86%
Other investments	13,425	156	2.34%	16,394	111	1.35%	15,724	63	0.80%
Federal funds sold	173,137	216	0.25%	73,756	87	0.24%	48,547	57	0.24%

Total interest-earning assets and interest income (2)	2,679,632	56,459	4.21%	2,397,078	55,698	4.65%	1,959,379	48,750	4.98%

Noninterest-earning assets:
Cash and due from banks	16,720			16,087			14,465
Premises and equipment, net	19,478			18,466			17,126
Goodwill and other intangibles, net	10,242			10,445			10,642
Accrued interest and other assets	104,907			100,949			81,163
Allowance for loan losses	(27,406)			(26,978)			(24,656)
Total assets	$2,803,573			$2,516,047			$2,058,119

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	362,830	1,133	0.63%	237,823	1,046	0.88%	133,708	126	0.19%
Money markets	287,816	446	0.31%	230,755	439	0.38%	158,092	326	0.42%
Statement savings	210,691	280	0.27%	217,194	362	0.34%	248,344	446	0.36%
Certificates of deposit	899,899	4,912	1.10%	890,161	5,527	1.24%	656,678	5,835	1.79%
Total interest - bearing deposits	1,761,236	6,771	0.78%	1,575,933	7,374	0.94%	1,196,822	6,733	1.13%

Other borrowed funds	289,860	4,360	3.03%	329,388	4,699	2.87%	367,023	5,245	2.88%

Total interest-bearing liabilities and interest expense	2,051,096	11,131	1.09%	1,905,321	12,073	1.27%	1,563,845	11,978	1.54%

Noninterest-bearing liabilities:
Demand deposits	392,503			306,542			237,785
Other liabilities	40,888			34,095			24,541
Common shareholders’ equity	319,086			270,089			231,948
Total liabilities and shareholders’ equity	$2,803,573			$2,516,047			$2,058,119

Net interest income and net interest margin (2)		$45,328	3.38%		$43,625	3.64%		$36,772	3.75%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for all periods presented.

Rate and Volume Analysis

Six Months Ended June 30, 2013, 2012 and 2011

(In thousands)

	2013 Compared to 2012			2012 Compared to 2011
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$(514)	$(76)	$(590)	$1,122	$(421)	$701
Real estate - commercial	2,905	(2,509)	396	3,071	(1,936)	1,135
Real estate - construction	1,147	(161)	986	1,911	(172)	1,739
Real estate - residential	(169)	(497)	(666)	629	(256)	373
Home equity lines	(106)	(13)	(119)	(25)	9	(16)
Consumer	12	2	14	(2)	(1)	(3)
Total loans	3,275	(3,254)	21	6,706	(2,777)	3,929

Loans held for sale	2,332	(856)	1,476	5,432	(985)	4,447
Investment securities available-for-sale	(701)	(149)	(850)	(1,432)	24	(1,408)
Investment securities held-to-maturity	(23)	(37)	(60)	(82)	(16)	(98)
Other investments	(21)	66	45	3	45	48
Federal funds sold	119	10	129	30	0	30

Total interest income (2)	4,981	(4,220)	761	10,657	(3,709)	6,948

Interest expense:

Interest - bearing deposits:

Interest checking	521	(434)	87	110	810	920
Money markets	112	(105)	7	150	(37)	113
Statement savings	(9)	(73)	(82)	(56)	(28)	(84)
Certificates of deposit	8	(623)	(615)	2,119	(2,427)	(308)
Total interest - bearing deposits	632	(1,235)	(603)	2,323	(1,682)	641

Other borrowed funds	(569)	230	(339)	(522)	(24)	(546)

Total interest expense	63	(1,005)	(942)	1,801	(1,706)	95

Net interest income (2)	$4,918	$(3,215)	$1,703	$8,856	$(2,003)	$6,853

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

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2013 and 2012 was $(132,000) and $2.2 million, respectively. For the six months ended June 30, 2013 and 2012, our provision for loan losses was $(589,000) and $4.1 million, respectively. The decrease in our provision expense during 2013 compared to 2012 is a result of net recoveries recorded during 2013 and a decrease in our watch list credits during 2013.

During 2013, we recorded one charge-off of $85,000 on a residential mortgage we were required to repurchase at our mortgage subsidiary.  In addition, we charged-off home equity loans of $100,000 during the second quarter of 2013.  Recoveries from previously charged-off loans totaled $44,000 for the three months ended June 30, 2013 and $351,000 for the year-to- date 2013 period.  During 2013, we sold several loans that encompassed one relationship.  These loans had been on a nonaccrual status for several years with limited possibility of improvement.  The majority of our recoveries were a result of these loan sales.  Nonperforming loans at June 30, 2013 and December 31, 2012, were $2.9 million and $7.6 million, respectively.

The allowance for loan losses was $26.9 million and $27.4 million at June 30, 2013 and December 31, 2012, respectively. Our allowance for loan losses ratio as a percent of total loans was 1.45% and 1.52% at June 30, 2013 and December 31, 2012, respectively.

A sluggish job market could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At June 30, 2013, our commercial real estate (including construction lending) portfolio was 69% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three and Six Months Ended June 30, 2013 and 2012

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance, beginning of the period	$27,165	$25,223	$27,400	$26,159

Provision for loan losses	(132)	2,225	(589)	4,123

Loans charged off:
Commercial and industrial	(42)	(1,425)	(42)	(4,135)
Residential	(100)	(91)	(185)	(382)
Consumer	(1)	—	(1)	(15)
Total loans charged off	(143)	(1,516)	(228)	(4,532)

Recoveries:
Commercial and industrial	21	714	319	716
Residential	22	14	30	194
Consumer	1	—	2	—
Total recoveries	44	728	351	910

Net (charge offs) recoveries	(99)	(788)	123	(3,622)

Ending balance, June 30,	$26,934	$26,660	$26,934	$26,660

	June 30,	June 30,
	2013	2012
Loans:
Balance at period end	$1,857,454	$1,748,715
Allowance for loan losses to loans receivable, net of fees	1.45%	1.52%
Annualized net charge-offs to average loans receivable	-0.01%	0.41%

Allocation of the Allowance for Loan Losses

At June 30, 2013 and December 31, 2012

(In thousands)

	June 30,		December 31,
	2013		2012
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$31	11.15%	$525	12.35%
Real estate - commercial	19,909	50.10%	17,990	45.80%
Real estate - construction	6,700	18.57%	7,675	20.69%
Real estate - residential	133	14.03%	857	14.42%
Home equity lines	112	6.01%	266	6.51%
Consumer	49	0.14%	87	0.23%

Total allowance for loan losses	$26,934	100.00%	$27,400	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At June 30, 2013 and December 31, 2012

(In thousands)

	June 30,	December 31,
	2013	2012
Nonaccruing loans	$2,867	$7,626

Loans contractually past-due 90 days or more and still accruing	—	—

Total nonperforming loans	$2,867	$7,626

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

Noninterest income for the three months ended June 30, 2013 and 2012 was $13.6 million and $16.6 million, respectively.  For the six months ended June 30, 2013 and 2012, noninterest income was $22.1 million and $26.2 million, respectively.  Noninterest income decreased in 2013 as compared to 2012 primarily as a result of the realized and unrealized gains we record on mortgage banking activities.  Realized and unrealized gains on mortgage banking activities totaled $11.2 million for the three months ended June 30, 2013 compared to $13.5 million for the same period of 2012.  For the six months ended June 30, 2013 and 2012, realized and unrealized gains on mortgage banking activities was $17.5 million and $20.4 million, respectively.

The decrease in net gains from mortgage banking activities is mainly due to changes in the unrealized gains associated with the fair market value of our locked commitments and closed loans held for sale.  For the second quarter of 2013, the unrealized gain decreased $1.3 million compared to an increase in gains of $6.6 million for the year ago quarter.  For the six months ended June 30, 2013 the unrealized gain decreased $6.0 million compared to an $8.4 million increase in unrealized gains during the comparable 2012 period.  In accordance with GAAP, if a lender enters into a mortgage loan commitment with a customer and intends to sell the mortgage loan after it is funded, the written loan commitment is to be accounted for as a derivative instrument and is to be recorded at fair value through earnings.  George Mason enters into commitments where individual loans are “locked in” at a specified interest rate for a fixed period.  At the time of commitment, George Mason also enters into a “best efforts” forward contract with an investor to sell the loan at an agreed upon price if, and after, the loan is closed. This price represents the fair value of the “interest rate lock commitment” (IRLC) and is an unrealized gain that is included in earnings during the period of the IRLC.  This gain is also recognized earlier in earnings than the expenses associated with originating, underwriting and closing the loan, which, under GAAP, are recognized and deferred by the Company at the time of loan sale to the investor.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing loan held for sale (LHFS).  At any point in time (e.g. quarter end) the fair value of the existing IRLCs (not yet closed) and the premium to the basis of existing LHFS (loans closed but not yet purchased by investors) represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  This accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.

Direct costs associated with loan origination, such as commission and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities.

For the second quarter of 2013, we closed $1.4 billion in mortgage originations.  This compares to $890 million in mortgage originations for the three months ended June 30, 2012.  Refinance activity represented approximately 34% of the originations during the second quarter of 2013, a decrease from 52% experienced during the year ago quarter.  For the year-to-date 2013, we closed $2.5 billion in mortgage originations compared to $1.6 billion for the 2012 year-to-date period.  Refinance activity represented approximately 40% of these originations for the year-to-date 2013 compared to 60% for the comparable 2012 period.  Even though we have seen a shift towards purchase money mortgage loan originations, we have maintained production levels as a result of our focus on hiring loan originators who are highly experienced in purchase money lending.  We have increased our mortgage banking presence to 19 offices, which include the Richmond and Virginia Beach areas of the Commonwealth of Virginia, and have added over 50 loan origination officers and support staff during the last twelve months to help increase our market share. Due to the recent increase in mortgage interest rates, our production levels may decrease from what we have recently experienced.

Management fee income, which represents the income earned for services George Mason provides to other mortgage companies and generally fluctuates based on the volume of loan sales, decreased $72,000 to $811,000 for the three months ended June 30, 2013 as compared to $883,000 for the three months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, management fee income was $1.1 million and $1.9 million, respectively.  The decrease in management fee income is a result of the discontinuation of two managed company relationships within the last year.

Investment fee income decreased $248,000 to $401,000 for the three months ended June 30, 2013 compared to $649,000 for the same period of 2012. For the six months ended June 30, 2013 and 2012, investment fee income was $948,000 and $1.3 million, respectively.  This is a result of the aforementioned restructuring that concluded within the wealth management services business segment.

The increase in the cash surrender value of our bank-owned life insurance for the three and six months ended June 30, 2013 was $91,000 and $183,000, respectively.  For the same three and six month periods of 2012, income from bank-owned life insurance was $171,000 and $343,000, respectively.  This decrease is result of our receiving a death benefit payment of $6.6 million during the fourth quarter of 2012, which resulted in a decrease in the underlying investments of our bank-owned life insurance.

Noninterest income represented 38% and 44% of our total revenues for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, noninterest income as a percentage of our total revenues was 33% and 38%, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended June 30, 2013 was $21.3 million, compared to $20.4 million for the same period of 2012, an increase of $900,000, or 4%.  For the six months ended June 30, 2013 and 2012, noninterest expense was $41.9 million and $38.5 million, respectively.

For the quarter ended June 30, 2013, salaries and benefits expense decreased to $10.4 million from $10.9 million for the quarter ended June 30, 2012.  For each of the six months ended June 30, 2013 and 2012, salaries and benefits expense was $20.4 million.  We have added temporary help in the mortgage banking segment due to the volume of loans we are handling.  As a result, professional fees increased $312,000 to $1.1 million for the three months ended June 30, 2013 compared to $832,000 for the same period of 2012, primarily due to this increase in staffing.  For the six months ended June 30, 2013 and 2012, professional fees were $2.5 million and $1.6 million, respectively.

Occupancy expense was $2.1 million for the three months ended June 30, 2013, an increase of $335,000 when compared to the same period of 2012.  For the six months ended June 30, 2013 and 2012, occupancy expense was $4.2 million and $3.5 million, respectively.  The increase in occupancy expense during 2013 as compared to 2012 is primarily attributable to an increase in mortgage banking offices as we strategically increase our market share in this line of business.

Additional increases in noninterest expense are mostly related to the expansion of the mortgage banking business segment over the past year.

Income Taxes

For the three months ended June 30, 2013, we recorded a provision for income taxes of $5.0 million, compared to $5.3 million for the same period of 2012.  Our effective tax rate for the three months ended June 30, 2013 and 2012 was 33.6% and 34.1%, respectively.  For the six months ended June 30, 2013, we recorded a provision for income taxes of $8.6 million, compared to $9.0 million for the same period in 2012. Our effective tax rate for each of the six months ended June 30, 2013 and 2012 was 33.7%. Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $2.90 billion and $3.04 billion at June 30, 2013 and December 31, 2012, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $252.0 million at June 30, 2013, compared to $286.4 million at December 31, 2012, a decrease of $34.4 million. The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our investment securities portfolio.

Investment Securities

At June 30, 2013 and December 31, 2012

(In thousands)

	Amortized	Fair	Average
Available-for-sale at June 30, 2013	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$15,529	$17,146	4.15%
Five to ten years	30,146	31,778	3.02%
After ten years	9,975	9,647	3.42%
Total U.S. government-sponsored agencies	55,650	58,571	3.41%

Mortgage-backed securities (1)
Five to ten years	3,948	4,144	4.20%
After ten years	84,201	88,415	4.20%
Total mortgage-backed securities	88,149	92,559	4.20%

Tax exempt municipal securities (2)
One to five years	7,225	7,644	3.93%
Five to ten years	31,337	33,006	3.61%
After ten years	33,908	35,376	4.04%
Taxable municipal securities
Five to ten years	4,280	4,721	4.99%
After ten years	995	1,064	5.33%
Total municipal securities	77,745	81,811	3.93%

U. S. treasury securities
One to five years	4,980	5,070	2.36%
Total U.S. treasury securities	4,980	5,070	2.36%
Total investment securities available-for-sale	$226,524	$238,011	3.87%

	Amortized	Fair	Average
Held-to-maturity at June 30, 2013	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$759	$802	4.65%
Five to ten years	138	143	5.25%
After ten years	2,197	2,325	2.19%
Total mortgage-backed securities	3,094	3,270	2.93%

Pooled trust preferred securities
After ten years	7,412	5,217	1.32%
Total pooled trust preferred securities	7,412	5,217	1.32%
Total investment securities held-to-maturity	10,506	8,487	1.79%

Total investment securities	$237,030	$246,498	3.78%

	Amortized	Fair	Average
Available-for-sale at December 31, 2012	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$25,596	$27,757	3.01%
Five to ten years	30,160	33,776	3.01%
Total U.S. government-sponsored agencies	55,756	61,533	3.01%

Mortgage-backed securities (1)
Five to ten years	4,956	5,261	4.18%
After ten years	105,258	113,652	4.26%
Total mortgage-backed securities	110,214	118,913	4.26%

Tax exempt municipal securities (2)
One to five years	5,137	5,428	4.13%
Five to ten years	26,191	28,738	3.51%
After ten years	42,445	46,163	4.03%
Taxable municipal securities
Five to ten years	3,789	4,345	4.97%
After ten years	1,493	1,673	5.27%
Total municipal securities	79,055	86,347	3.93%

U. S. treasury securities
One to five years	4,968	5,110	2.36%
Total U.S. treasury securities	4,968	5,110	2.36%
Total investment securities available-for-sale	$249,993	$271,903	3.84%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2012	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$186	$201	4.48%
Five to ten years	928	991	4.77%
After ten years	2,591	2,755	3.86%
Total mortgage-backed securities	3,705	3,947	4.12%

Pooled trust preferred securities
After ten years	7,661	5,072	1.38%
Total pooled trust preferred securities	7,661	5,072	1.38%
Total investment securities held-to-maturity	11,366	9,019	2.27%

Total investment securities	$261,359	$280,922	3.77%

(1) Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

We complete reviews for other-than-temporary impairment at least quarterly.  As of June 30, 2013, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At June 30, 2013, 97% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $3.1 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At June 30, 2013, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

Our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.4 million of par value at June 30, 2013.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  One security has a composite rating of AA-, one security has a composite rating of A-, and two securities have a composite rating of BBB-.  Observable trading activity remains limited for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  We do not intend to sell nor do we believe it is probable that we will be required to sell these pooled trust preferred securities prior to the recovery of our investment.

In one of the pooled trust preferred securities issues, 52% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $180 million of the remaining $273 million, or 66% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 53% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $156 million of the remaining $255 million, or 61% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 73% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $141 million of the remaining $156 million, or 91% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 62% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $251 million of the remaining $301 million, or 84% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio as of June 30, 2013 and December 31, 2012, and we do not continue to hold investment securities for which we previously recognized other-than-temporary impairment.

We hold $13.3 million in FHLB stock at June 30, 2013, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $1.86 billion and $1.80 billion at June 30, 2013 and December 31, 2012, respectively.  See the following table for details on the loans receivable portfolio. Loans held for sale at June 30, 2013 were $628.5 million compared to $785.8 million at December 31, 2012.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At June 30, 2013 and December 31, 2012

(In thousands)

	June 30, 2013		December 31, 2012

Commercial and industrial	$207,472	11.15%	$222,961	12.35%
Real estate - commercial	932,092	50.10%	827,243	45.80%
Real estate - construction	345,424	18.57%	373,717	20.69%
Real estate - residential	260,928	14.03%	260,352	14.42%
Home equity lines	111,804	6.01%	117,647	6.51%
Consumer	2,605	0.14%	4,204	0.23%

Gross loans	$1,860,325	100.00%	1,806,124	100.00%

Net deferred (fees) costs	(2,871)		(2,695)
Less: allowance for loan losses	(26,934)		(27,400)

Loans receivable, net	$1,830,520		$1,776,029

Deposits

Total deposits were $2.10 billion at June 30, 2013 compared to $2.24 billion at December 31, 2012. During 2013, we have seen increases in our non-interest bearing checking products, interest checking, money market checking, savings and decreases in certificates of deposit. The decreases in certificates of deposit are a result of a decrease in brokered certificates of deposit at June 30, 2013 compared to December 31, 2012.  See the following table for details on certificates of deposit with balances of $100,000 or more.

We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).   CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At June 30, 2013 and December 31, 2012, we had $25.5 million and $293.6 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The decrease in our CDARS deposits is primarily due to our repayment of obligations the Company had in the network’s one-way buy program.  We use this type of funding to lock in low cost term funding to support mortgage loans we originate and intend to sell.  Brokered certificates of deposit not in the CDARS network were $256.4 million and $323.0 million at June 30, 2013 and December 31, 2012, respectively.  As loans held for sale decreased during the first quarter of 2013, our levels of brokered CDs decreased as well.

Certificates of Deposit of $100,000 or More

At June 30, 2013

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$36,563	$8,371	$44,934
Over three months through six months	34,724	3,758	38,482
Over six months through twelve months	91,617	1,693	93,310
Over twelve months	101,309	43,950	145,259
	$264,213	$57,772	$321,985

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds increased $4.9 million to $397.2 million at June 30, 2013, compared to $392.3 million at December 31, 2012.  FHLB advances remained at $215.0 million at each of June 30, 2013 and December 31, 2012.  Customer repurchase agreements decreased $5.1 million to $101.6 million at June 30, 2013 compared to $106.7 million at December 31, 2012.  We had federal funds purchased of $60.0 million outstanding at June 30, 2013 compared to $50.0 million at December 31, 2012.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At June 30, 2013

(In thousands)

		Amount
	Interest Rate	Outstanding
Other short-term borrowed funds:
Customer repurchase agreements	0.18%	$101,562
Federal funds purchased	0.39%	60,000
Total other short-term borrowed funds and weighted average rate	0.26%	$161,562
Other borrowed funds:
Trust preferred	3.54%	$20,619
FHLB advances - long term	4.45%	215,000
Other borrowed funds and weighted average rate	4.37%	$235,619

Total other borrowed funds and weighted average rate	2.70%	$397,181

Shareholders’ Equity

Shareholders’ equity at June 30, 2013 was $316.1 million compared to $308.1 million at December 31, 2012, an increase of $8 million, or 3%. The increase in shareholders’ equity at June 30, 2013 compared to December 31, 2012 is primarily attributable to net income of $17.0 million for the six months ended June 30, 2013 less dividends of $3.3 million that were declared during 2013.  In addition, accumulated other comprehensive income decreased $6.7 million for the six months ended June 30, 2013 as a result of the recent increase in interest rates.  Book value per share at June 30, 2013 was $10.44 compared to $10.19 at December 31, 2012. Tangible book value per share (which is book value per share less goodwill and other intangible assets) at June 30, 2013 was $10.11 compared to $9.85 at December 31, 2012.

Business Segment Operations

We provide banking and non-banking financial services and products through our subsidiaries. We operate in three business segments, commercial banking, mortgage banking and wealth management services.  As of June 30, 2013, we merged the remaining operations of our trust division and Wilson/Bennett Capital Management, Inc., both of which had been included in the wealth management services segment, into CWS.  In addition, as of June 30, 2013, we merged operations of Cardinal First Mortgage, LLC, into George Mason.  Results for the three and six months ended June 30, 2013 include the operations of these subsidiaries.

Commercial Banking

The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment also provides customers with various deposit products including demand deposit accounts, savings accounts and certificates of deposit.

For the three months ended June 30, 2013, the commercial banking segment recorded net income of $8.4 million compared to $6.5 million for the same period of 2012.  For the six months ended June 30, 2013, the commercial banking segment recorded net income of $17.5 million compared to $12.2 million for the same period of 2012.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At June 30, 2013, total assets for this segment were $2.83 billion, loans receivable, net of deferred fees and costs, were $1.86 billion and total deposits were $2.10 billion. At June 30, 2012, total assets for this segment were $2.63 billion, loans receivable, net of deferred fees and costs, were $1.75 billion and total deposits were $1.99 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason. During the second quarter of 2013, Cardinal First Mortgage, LLC was merged into George Mason.  George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended June 30, 2013 and 2012, the mortgage banking segment recorded a net income of $2.4 million and $4.4 million, respectively.  For the six months ended June 30, 2013 and 2012, the mortgage banking segment recorded net income of $1.2 million and $7.0 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At June 30, 2013, total assets for this segment were $689.7 million; loans held for sale were $628.5 million and mortgage funding checks were $18.7 million. At June 30, 2012, total assets for this segment were $550.8 million; loans held for sale were $519.3 million and mortgage funding checks were $50.1 million.

Wealth Management Services

The wealth management services segment provides investment and financial services to businesses and individuals, including financial planning, retirement/estate planning, and investment management.  As mentioned previously, prior to June 30, 2013, the Bank had a trust division, Cardinal Trust and Investment Services, which merged remaining operations into CWS as of June 30, 2013.  In addition, as of June 30, 2013, Wilson/Bennett Capital Management, Inc., formerly the Company’s second nonbank subsidiary, merged operations into CWS.  During the second quarter of 2013, we exited the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage this platform.  As a result of our reorganization of the wealth management business segment, the majority of the remaining personal and commercial trust area of this business consolidated into CWS.  We also consolidated Wilson/Bennett Capital Management, Inc. into CWS.  A majority of Wilson/Bennett clients are now serviced on the CWS platform beginning in the third quarter of 2013.  Results for the three and six months ended June 30, 2013 include the operations of these subsidiaries.

For the three months ended June 30, 2013 and 2012, the wealth management services segment recorded a net loss of $193,000 and a net income of $37,000, respectively.  For the six months ended June 30, 2013 and 2012, the wealth management services segment recorded a net loss of $280,000 and a net income of $8,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At June 30, 2013, total assets were $2.2 million and managed and custodial assets were $193 million. At June 30, 2012, total assets were $527,000 and managed and custodial assets were $2.9 billion.   The decrease in managed and custodial assets at June 30, 2013 compared to a year ago is a direct result of our wealth management reorganization.

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

At June 30, 2013, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 12.48% and 13.56%, respectively. At December 31, 2012, our Tier 1 and total risk-based capital ratios were 11.94% and 13.04%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The increase in our risk-based capital ratios was a result of the increase in shareholders’ equity at June 30, 2013 compared to December 31, 2012 and a decrease in certain risk weighted assets, mostly loans held for sale.

The following table provides additional information pertaining to our capital ratios.

Capital Components

At June 30, 2013 and December 31, 2012

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Cardinal Financial Corporation (Consolidated):
At June 30, 2013
Total risk-based capital	$342,847	13.56%	$202,229	>	8.00%	$252,786	>	10.00%
Tier I risk-based capital	315,591	12.48%	101,114	>	4.00%	151,672	>	6.00%
Leverage capital ratio	315,591	11.47%	110,025	>	4.00%	137,532	>	5.00%

At December 31, 2012
Total risk-based capital	$328,547	13.04%	$201,530	>	8.00%	$251,913	>	10.00%
Tier I risk-based capital	300,732	11.94%	100,765	>	4.00%	151,148	>	6.00%
Leverage capital ratio	300,732	10.49%	114,693	>	4.00%	143,366	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Cardinal Bank:
At June 30, 2013
Total risk-based capital	$332,066	13.21%	$201,162	>	8.00%	$251,452	>	10.00%
Tier I risk-based capital	304,810	12.12%	100,581	>	4.00%	150,871	>	6.00%
Leverage capital ratio	304,810	11.15%	109,375	>	4.00%	136,718	>	5.00%

At December 31, 2012
Total risk-based capital	$315,511	12.59%	$200,440	>	8.00%	$250,550	>	10.00%
Tier I risk-based capital	287,695	11.48%	100,220	>	4.00%	150,330	>	6.00%
Leverage capital ratio	287,695	10.08%	114,196	>	4.00%	142,745	>	5.00%

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At June 30, 2013 and December 31, 2012, we had $25.5 million and $293.6 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The decrease in our CDARS deposits is primarily due to our repayment of obligations the Company had in the network’s one-way buy program.  Brokered certificates of deposit not in the CDARS network were $256.4 million and $323.0 million at June 30, 2013 and December 31, 2012, respectively. We chose not to replace brokered certificates of deposit that matured during 2013 as a result of the decrease in our loans held for sale portfolio.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $278.2 million at June 30, 2013 or 9.6% of total assets. We held investments that are classified as held-to-maturity in the amount of $10.5 million at June 30,

2013. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at June 30, 2013 was $358.million. Borrowing capacity with the Federal Reserve Bank of Richmond was $90 million at June 30, 2013. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable.

The required payments under such obligations are detailed in the following table.

Contractual Obligations

At June 30, 2013

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$497,490	$261,360	$180,582	$53,531	$2,017

Brokered certificates of deposit	309,328	165,036	110,078	34,214	—

Advances from the Federal Home Loan Bank of Atlanta	215,000	—	30,000	150,000	35,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	28,262	7,126	8,838	4,881	7,417

Total	$1,070,699	$433,522	$329,498	$242,626	$65,053

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

At June 30, 2013 and December 31, 2012, commitments to extend credit were $843.2 million and $1.25 billion, respectively.  Standby letters of credit were $31.0 million and $36.5 million at June 30, 2013 and December 31, 2012, respectively. Commitments to extend credit of $489.0 million as of June 30, 2013 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $481.7 million as of December 31, 2012.  The increase in mortgage loan funding commitments is related to the increased origination production which occurred at our mortgage banking subsidiaries.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  We have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors.  As a result, we receive a limited number of additional claims.  As of June 30, 2013, the reserve for loan repurchases had a balance of $150,000.

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

At June 30, 2013, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.4% in a down 100 basis point scenario and would increase by 1.7% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 3.2% in a down 100 basis point scenario and would increase by 3.4% in an up 200 basis point scenario.

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

At June 30, 2013, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.4% in a down 100 basis point scenario and would increase by 1.7% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 3.2% in a down 100 basis point scenario and would increase by 3.4% in an up 200 basis point scenario.

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

On July 9, 2013, the FDIC Board of Governors approved the Regulatory Capital Interim Final Rule (the “final rule”).  This regulation implements a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, among other changes to risk weightings of certain assets and off-balance sheet exposures.  The final rule is effective for community banks on January 1, 2015 with a transition phase until January 1, 2019.  We are currently in the process of reviewing the final rule and considering its implication to our current regulatory capital structure.  We believe that we will have sufficient capital that exceeds the new well-capitalized positions when the final rule become effective.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)          For the three months ended June 30, 2013, we did not purchase shares of our common stock.

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

31.1        Rule 13a-14(a) Certification of Chief Executive Officer

31.2        Rule 13a-14(a) Certification of Chief Financial Officer

32.1        Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2        Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101                           The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2013	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2013	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).