Form 10-Q
period 2013-09-30
CARDINAL FINANCIAL CORP
filed 2013-11-08
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

30,284,106 shares of common stock, par value $1.00 per share, outstanding as of November 7, 2013

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2013 and December 31, 2012

(In thousands, except share data)

			September 30,	December 31,
			2013	2012
			(Unaudited)
Assets
Cash and due from banks			$23,652	$17,552
Federal funds sold			45,073	49,588
Total cash and cash equivalents			68,725	67,140
Investment securities available-for-sale			347,567	271,903
Investment securities held-to-maturity (market value of $8,471 and $9,019 at September 30, 2013 and December 31, 2012, respectively)			9,811	11,366
Investment securities-trading			3,716	3,151
Total investment securities			361,094	286,420
Other investments			14,048	14,302
Loans held for sale			323,341	785,751
Loans receivable, net of deferred fees and costs			1,963,519	1,803,429
Allowance for loan losses			(27,392)	(27,400)
Loans receivable, net			1,936,127	1,776,029
Premises and equipment, net			19,880	19,192
Goodwill and intangibles, net			10,144	10,292
Bank-owned life insurance			31,958	31,652
Deferred tax asset, net			1,094	—
Prepaid FDIC insurance premiums			—	2,165
Accrued interest receivable and other assets			37,995	46,244
Total assets			$2,804,406	$3,039,187
Liabilities and Shareholders’ Equity
Non-interest bearing deposits			$434,228	$351,815
Interest bearing deposits			1,647,848	1,891,943
Total deposits			2,082,076	2,243,758
Other borrowed funds			355,321	392,275
Mortgage funding checks			10,140	51,679
Deferred tax liability, net			—	1,946
Escrow liabilities			2,253	4,629
Accrued interest payable and other liabilities			37,748	36,834
Total liabilities			2,487,538	2,731,121
Common stock, $1 par value	2013	2012
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	30,281,006	30,226,330	30,281	30,226
Additional paid-in capital			173,325	172,021
Retained earnings			107,599	92,777
Accumulated other comprehensive income, net			5,663	13,042
Total shareholders’ equity			316,868	308,066
Total liabilities and shareholders’ equity			$2,804,406	$3,039,187

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and nine months ended September 30, 2013 and 2012

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans receivable	$21,988	$21,470	$63,759	$63,241
Loans held for sale	4,141	5,544	13,258	13,184
Federal funds sold	28	30	244	118
Investment securities available-for-sale	2,767	2,661	7,388	8,140
Investment securities held-to-maturity	44	73	148	236
Other investments	84	60	240	170
Total interest income	29,052	29,838	85,037	85,089
Interest expense:
Deposits	3,166	3,935	9,937	11,309
Other borrowed funds	2,194	2,245	6,554	6,943
Total interest expense	5,360	6,180	16,491	18,252
Net interest income	23,692	23,658	68,546	66,837
Provision for loan losses	157	1,500	(432)	5,623
Net interest income after provision for loan losses	23,535	22,158	68,978	61,214
Non-interest income:
Service charges on deposit accounts	507	494	1,498	1,411
Loan fees	364	417	857	1,241
Title insurance & other related income	169	750	918	1,714
Investment fee income	195	655	1,143	1,916
Realized and unrealized gains (losses) on mortgage banking activities	(102)	18,605	17,386	38,999
Net realized gain on investment securities-trading	18	—	100	158
Management fee income	374	943	1,483	2,834
Increase in cash surrender value of bank-owned life insurance	124	164	306	507
Gain (Loss) on sale of real estate	—	140	30	(333)
Other loss	9	4	38	(32)
Total non-interest income	1,658	22,172	23,759	48,415
Non-interest expense:
Salary and benefits	9,992	12,121	30,367	32,504
Occupancy	1,981	1,814	6,148	5,274
Professional fees	786	1,094	3,247	2,665
Depreciation	808	704	2,331	1,948
Data processing & communications	1,212	1,140	3,481	3,337
FDIC insurance premiums	401	327	1,049	980
Mortgage loan repurchases and settlements	111	172	(49)	472
Merger and acquisition expenses	304	—	304	—
Amortization of intangibles	49	49	148	148
Other operating expenses	5,400	4,866	15,950	13,409
Total non-interest expense	21,044	22,287	62,976	60,737
Income before income taxes	4,149	22,043	29,761	48,892
Provision for income taxes	1,168	7,591	9,796	16,636
Net income	$2,981	$14,452	19,965	32,256
Earnings per common share - basic	$0.10	$0.49	0.65	1.09
Earnings per common share - diluted	$0.10	$0.48	0.64	1.07
Weighted-average common shares outstanding - basic	30,692,595	29,675,788	30,654,343	29,634,069
Weighted-average common shares outstanding - diluted	31,060,572	30,237,755	31,053,448	30,107,895

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and nine months ended September 30, 2013 and 2012

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$2,981	$14,452	$19,965	$32,256
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax expense of $39,000 and net of tax benefit of $3.5 million for the three and nine months ended September 30, 2013, respectively, net of tax expense of $864 thousand and $1.4 million for the three and nine months ended September 30, 2012, respectively.	76	1,676	(6,802)	2,641

Less: reclassification adjustment for net gains included in net income net of tax expense	—	—	—	—

	76	1,676	(6,802)	2,641

Unrealized loss on derivative instruments designated as cash flow hedges, net of tax expense of $369 thousand and $392 thousand for the three and nine months ended September 30, 2013, respectively; and net of tax benefit of $1.1 million and $351 thousand for the three and nine months ended September 30, 2012, respectively.	(716)	(2,043)	(577)	(732)

Comprehensive income	$2,341	$14,085	$12,586	$34,165

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2013 and 2012

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2011	29,199	$29,199	$163,730	$53,372	$11,516	$257,817

Stock options exercised	73	73	530	—	—	603

Stock compensation expense, net of tax benefit	—	—	179	—	—	179

Dividends on common stock of $0.11 per share	—	—	—	(3,215)	—	(3,215)

Change in accumulated other comprehensive income	—	—	—	—	1,909	1,909

Net income	—	—	—	32,256	—	32,256

Balance, September 30, 2012	29,272	$29,272	$164,439	$82,413	$13,425	$289,549
Balance, December 31, 2012	30,226	$30,226	$172,021	$92,777	$13,042	$308,066

Stock options exercised	55	55	427	—	—	482

Stock compensation expense, net of tax benefit	—	—	877	—	—	877

Dividends on common stock of $0.17 per share	—	—	—	(5,143)	—	(5,143)

Change in accumulated other comprehensive income	—	—	—	—	(7,379)	(7,379)

Net income	—	—	—	19,965	—	19,965

Balance, September 30, 2013	30,281	$30,281	$173,325	$107,599	$5,663	$316,868

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013 and 2012

(In thousands)

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income	$19,965	$32,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,331	1,948
Amortization of premiums, discounts and intangibles	89	53
Provision for loan losses	(432)	5,623
Loans held for sale originated	(4,713,809)	(4,667,285)
Proceeds from the sale of loans held for sale	5,193,605	4,433,831
Realized and unrealized gains on mortgage banking activities	(17,386)	(38,999)
Purchase of investment securities-trading	(1,218)	(858)
Unrealized gain on investment securities-trading	(100)	(158)
(Gain) Loss on sale of other real estate owned	(30)	333
Loss on disposal of fixed assets	—	49
Stock compensation expense, net of tax benefits	877	179
Increase in cash surrender value of bank-owned life insurance	(306)	(507)
Increase (decrease) in accrued interest receivable and other assets	9,136	(24,974)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	(4,718)	30,502
Net cash provided by (used in) operating activities	488,004	(228,007)
Cash flows from investing activities:
Net purchases of premises and equipment	(3,019)	(2,935)
Proceeds from the sale of fixed assets	—	1,104
Proceeds from maturity and call of investment securities available-for-sale	11,244	—
Purchase of investment securities available-for-sale	(58,887)	(22,810)
Purchase of mortgage-backed securities available-for-sale	(63,584)	—
Purchase of other investments	(1)	(790)
Proceeds from the sale of other investments	255	3,600
Proceeds from the sale of other real estate owned	—	5,839
Redemptions of investment securities available-for-sale	30,493	34,823
Redemptions of investment securities held-to-maturity	1,552	1,231
Net increase in loans receivable, net of deferred fees and costs	(159,636)	(99,981)
Net cash used in investing activities	(241,583)	(79,919)
Cash flows from financing activities:
Net increase (decrease) in deposits	(161,682)	403,703
Net increase (decrease) in other borrowed funds - short term	(36,954)	(34,634)
Net increase (decrease) in mortgage funding checks	(41,539)	57,858
Proceeds from FHLB advances	—	55,000
Repayment of FHLB advances	—	(135,000)
Stock options exercised	482	603
Dividends on common stock	(5,143)	(3,215)
Net cash (used in) provided by financing activities	(244,836)	344,315
Net decrease in cash and cash equivalents	1,585	36,389
Cash and cash equivalents at beginning of the year	67,140	37,139
Cash and cash equivalents at end of the period	$68,725	$73,528
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,543	$18,759
Cash paid for income taxes	9,720	8,049

Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$5,175	$—
Transfer of loans to other real estate owned	—	3,126

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the “Company”) is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the “Bank”), a state-chartered institution and its subsidiary, George Mason Mortgage, LLC (“George Mason”), a mortgage banking company based in Fairfax, Virginia. The Company had a second mortgage subsidiary, Cardinal First Mortgage, LLC (“Cardinal First”) also based in Fairfax, Virginia, but as of June 30, 2013, this subsidiary merged into George Mason.  In addition to the Bank, the Company has one nonbank subsidiary, Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary.  As of June 30, 2013, the remaining operations of the Bank’s trust division, Cardinal Trust and Investment Services, merged into CWS.  Also as of June 30, 2013, Wilson/Bennett Capital Management, Inc., formerly the Company’s second nonbank subsidiary, merged into CWS.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2

Stock-Based Compensation

At September 30, 2013, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan was amended in 2011 to increase the number of shares available under the plan and extend the term to 2021.  The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  There were 704,518 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of September 30, 2013.

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

Total expense related to the Company’s share-based compensation plans for the three months ended September 30, 2013 and 2012 was $125,000 and $48,000, respectively.  Total stock compensation expense for the nine months ended September 30, 2013 and 2012 was $561,000 and $179,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $41,000 and $16,000 for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, total income tax benefit recognized in the income statement for share-based compensation arrangements was $185,000 and $60,000, respectively.

Options granted for the three and nine months ended September 30, 2013 were 3,000 and 270,500, respectively.  Options granted for the three and nine months ended September 30, 2012 were 7,500 and 57,500, respectively.  The weighted average per share fair value of stock option grants for the three and nine months ended September 30, 2013 was $6.18 and $5.82, respectively.  The weighted average per share fair value of stock option grants for the three and nine months ended September 30, 2012 was $4.97 and $4.55, respectively.  The fair values of the options granted during all periods ended September 30, 2013 and 2012 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Estimated option life	6.5 Years	6.5 years	6.5 Years	6.5 years
Risk free interest rate	2.05 - 2.15%	0.97 - 1.08%	1.14 - 2.15%	0.97 - 1.69%
Expected volatility	39.50%	42.10%	39.50%	42.10%
Expected dividend yield	1.23%	1.10%	1.23%	1.10%

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

Stock option activity during the nine months ended September 30, 2013 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2012	851,358	$10.21
Granted	270,500	16.22
Exercised	(54,676)	8.84
Forfeited	(9,550)	10.12
Outstanding at September 30, 2013	1,057,632	$11.82	5.46	$4,977,068
Options exercisable at September 30, 2013	757,382	$10.99	4.23	$4,197,586

The intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $165,000 and $466,000, respectively. For the options exercised during the three and nine months ended September 30, 2012 the intrinsic value was $101,000 and $439,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the nine months ended September 30, 2013 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2012	168,900	$4.17
Granted	270,500	5.82
Vested	(136,250)	5.16
Forfeited	(2,900)	4.30
Balance at September 30, 2013	300,250	$5.21

At September 30, 2013, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares that vested during the three months ended September 30, 2013 and 2012 was $15,000 and $8,000, respectively.  For the nine months ended September 30, 2013 and 2012, the total fair value of shares that vested was $704,000 and $157,000, respectively.

Note 3

Segment Information

The Company operates in three business segments: commercial banking, mortgage banking, and wealth management services.  As of June 30, 2013, the Company merged the remaining operations of its trust division and Wilson/Bennett Capital Management, Inc., both of which had been included in the wealth management services segment, into CWS.  In addition, as of June 30, 2013, the Company merged the operations of Cardinal First Mortgage, LLC into George Mason.  Results for the three and nine months ended September 30, 2013 include the operations of these subsidiaries.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2013 and 2012 is as follows:

At and for the Three Months Ended September 30, 2013 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$23,110	$750	$—	$(168)	$—	$23,692
Provision for loan losses	157	—	—	—	—	157
Non-interest income	1,010	441	195	22	(10)	1,658
Non-interest expense	11,100	8,764	101	1,089	(10)	21,044
Provision for income taxes	4,291	(2,722)	33	(434)	—	1,168
Net income (loss)	$8,572	$(4,851)	$61	$(801)	$—	$2,981

Total Assets	$2,762,206	$335,253	$2,195	$325,271	$(620,519)	$2,804,406
Average Assets	$2,745,832	$409,394	$2,172	$321,867	$(711,107)	$2,768,158

At and for the Three Months Ended September 30, 2012 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$23,196	$672	$—	$(210)	$—	$23,658
Provision for loan losses	1,500	—	—	—	—	1,500
Non-interest income	1,129	20,406	655	5	(23)	22,172
Non-interest expense	10,511	10,231	727	841	(23)	22,287
Provision for income taxes	4,103	3,879	(24)	(367)	—	7,591
Net income (loss)	$8,211	$6,968	$(48)	$(679)	$—	$14,452

Total Assets	$2,890,971	$826,302	$561	$291,293	$(997,441)	$3,011,686
Average Assets	$2,765,709	$582,677	$542	$285,308	$(860,828)	$2,773,408

At and for the Nine Months Ended September 30, 2013 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$67,410	$1,665	$—	$(529)	$—	$68,546
Provision for loan losses	(517)	85	—	—	—	(432)
Non-interest income	2,530	20,000	1,143	112	(26)	23,759
Non-interest expense	31,296	27,222	1,472	3,012	(26)	62,976
Provision for income taxes	13,062	(2,028)	(111)	(1,127)	—	9,796
Net income (loss)	$26,099	$(3,614)	$(218)	$(2,302)	$—	$19,965

Total Assets	$2,762,206	$335,253	$2,195	$325,271	$(620,519)	$2,804,406
Average Assets	$2,780,602	$461,212	$2,342	$328,183	$(780,701)	$2,791,638

At and for the Nine Months Ended September 30, 2012 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$65,552	$1,912	$—	$(627)	$—	$66,837
Provision for loan losses	5,365	258	—	—	—	5,623
Non-interest income	2,472	43,893	1,917	172	(39)	48,415
Non-interest expense	32,271	23,824	1,980	2,701	(39)	60,737
Provision for income taxes	9,996	7,768	(23)	(1,105)	—	16,636
Net income (loss)	$20,392	$13,955	$(40)	$(2,051)	$—	$32,256

Total Assets	$2,890,971	$826,302	$561	$291,293	$(997,441)	$3,011,686
Average Assets	$2,605,355	$442,198	$557	$284,067	$(729,715)	$2,602,462

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012.  Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 2,030 and none for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation were 721 and 2,823, respectively.  These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.

	Three Months Ended		Nine Months Ended
(In thousands,	September 30,		September 30,
except per share data)	2013	2012	2013	2012
Net income available to common shareholders	$2,981	$14,452	$19,965	$32,256
Weighted average common shares - basic	30,693	29,676	30,654	29,634
Weighted average common shares - diluted	31,061	30,238	31,053	30,108
Earnings per common share - basic	$0.10	$0.49	$0.65	$1.09
Earnings per common share - diluted	$0.10	$0.48	$0.64	$1.07

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

The following shows the composition of basic outstanding shares for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012

Weighted average common shares outstanding	30,270	29,256	30,259	29,231
Weighted average shares attributable to the deferred compensation plans	423	420	395	403
Total weighted average shares - basic	30,693	29,676	30,654	29,634

The following shows the composition of diluted outstanding shares for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012

Weighted average shares outstanding - basic (from above)	30,693	29,676	30,654	29,634
Incremental weighted average shares attributable to deferred compensation plans	215	262	204	247
Weighted average shares attributable to vested stock options	153	300	160	227
Incremental Shares from stock option plan	—	—	35	—
Total weighted average shares - diluted	31,061	30,238	31,053	30,108

Note 5

Investment Securities

The approximate fair value and amortized cost of investment securities at September 30, 2013 and December 31, 2012 are shown in the table below.

	September 30, 2013
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$75,603	3,379	(692)	$78,290
Mortgage-backed securities	147,814	5,199	(227)	152,786
Municipal securities	107,563	4,071	(195)	111,439
U.S. treasury securities	4,986	66	—	5,052
Total	$335,966	$12,715	$(1,114)	$347,567

Investment Securities Held-to-Maturity
Mortgage-backed securities	2,689	151	—	2,840
Pooled trust preferred securities	7,122	—	(1,491)	5,631
Total	$9,811	$151	$(1,491)	$8,471

	December 31, 2012
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$55,756	$5,777	$—	$61,533
Mortgage-backed securities	110,214	8,704	(5)	118,913
Municipal securities	79,055	7,292	—	86,347
U.S. treasury securities	4,968	142	—	5,110
Total	$249,993	$21,915	$(5)	$271,903

Investment Securities Held-to-Maturity
Mortgage-backed securities	3,705	242	—	3,947
Pooled trust preferred securities	7,661	—	(2,589)	5,072
Total	$11,366	$242	$(2,589)	$9,019

The fair value and amortized cost of investment securities by contractual maturity at September 30, 2013 and December 31, 2012 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$28,393	30,495	—	—
After 5 years but within 10 years	69,632	73,396	—	—
After 10 years	90,127	90,890	7,122	5,631
Mortgage-backed securities	147,814	152,786	2,689	2,840
Total	$335,966	$347,567	$9,811	$8,471

	December 31, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year but within 5 years	$35,701	$38,295	$—	$—
After 5 years but within 10 years	60,140	66,859	—	—
After 10 years	43,938	47,836	7,661	5,072
Mortgage-backed securities	110,214	118,913	3,705	3,947
Total	$249,993	$271,903	$11,366	$9,019

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

September 30, 2013

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored agencies	$29,415	$(692)	$—	$—	$29,415	$(692)
Mortgage-backed securities	15,907	(212)	325	(15)	16,232	(227)
Municipal securities	13,401	(195)	—	—	13,401	(195)
Total temporarily impaired securities	$58,723	$(1,099)	$325	$(15)	$59,048	$(1,114)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Pooled trust preferred securities	$—	$—	$5,631	$(1,491)	$5,631	$(1,491)
Total temporarily impaired securities	$—	$—	$5,631	$(1,491)	$5,631	$(1,491)

At December 31, 2012

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$—	$—	$362	$(5)	$362	$(5)
Total temporarily impaired securities	$—	$—	$362	$(5)	$362	$(5)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$5,072	$(2,589)	$5,072	$(2,589)
Total temporarily impaired securities	$—	$—	$5,072	$(2,589)	$5,072	$(2,589)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of September 30, 2013, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At September 30, 2013, 98% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $2.7 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At September 30, 2013, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

The held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.1 million of par value at September 30, 2013.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the senior A-3 tranches in each issuance.  Each of the bonds is rated by more than one rating agency.  One security has a composite rating of AA-, one security has a composite rating of A-, and two securities have a composite rating of BBB+.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the senior A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the senior A-3 tranches.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the senior A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the senior A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these corporate bonds prior to the recovery of its investment.

In one of the pooled trust preferred securities issues, 53% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $177 million of the remaining $267 million, or 66% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 53% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $154 million of the remaining $255 million, or 60% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 73% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $141 million of the remaining $156 million, or 91% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 68% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $246 million of the remaining $281 million, or 88% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three and nine months ended September 30, 2013.  The Company does not continue to hold any investment securities for which the Company previously recognized other-than-temporary impairment.

Note 6

Loans Receivable and Allowance for Loan Losses

The loan portfolio at September 30, 2013 and December 31, 2012 consist of the following:

(In thousands)	2013	2012
Commercial and industrial	$207,729	$222,961
Real estate - commercial	999,128	827,243
Real estate - construction	353,241	373,717
Real estate - residential	294,105	260,352
Home equity lines	109,125	117,647
Consumer	3,818	4,204
	1,967,146	1,806,124
Net deferred fees	(3,627)	(2,695)
Loans receivable, net of fees	1,963,519	1,803,429
Allowance for loan losses	(27,392)	(27,400)
Loans receivable, net	$1,936,127	$1,776,029

The Company’s allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table.  Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.

Activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 is shown below.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Allowance for loan losses, beginning of the period	$26,934	$26,660	$27,400	$26,159

Provision for loan losses	157	1,500	(432)	5,623

Loans charged off:
Commercial and industrial	—	(1,478)	(42)	(5,613)
Residential	—	(331)	(185)	(713)
Consumer	—	—	(1)	(15)
Total loans charged off	—	(1,809)	(228)	(6,341)

Recoveries:
Commercial and industrial	290	11	609	727
Residential	11	7	41	201
Consumer	—	—	2	—
Total recoveries	301	18	652	928

Net (charge offs) recoveries	301	(1,791)	424	(5,413)

Ending balance, September 30,	$27,392	$26,369	$27,392	$26,369

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of September 30, 2013 and December 31, 2012, are below:

Allowance for Loan Losses

For the Three Months Ended September 30, 2013

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, July 1, 2013	$31	$19,909	$6,700	$133	$112	$49	$26,934
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	289	1	11	—	—	301
Provision for loan losses	669	(552)	(234)	229	29	16	157
Ending Balance, September 30, 2013	$700	$19,646	$6,467	$373	$141	$65	$27,392

Allowance for Loan Losses

At and for the Nine Months Ended September 30, 2013

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$525	$17,990	$7,675	$857	$266	$87	$27,400
Charge-offs	(42)	—	—	(185)	—	(1)	(228)
Recoveries	306	293	10	41	—	2	652
Provision for loan losses	(89)	1,363	(1,218)	(340)	(125)	(23)	(432)
Ending Balance, September 30, 2013	$700	$19,646	$6,467	$373	$141	$65	$27,392

Ending Balance, September 30, 2013
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	700	19,646	6,467	373	141	65	27,392

Loans Receivable

At September 30, 2013

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, September 30, 2013	$207,729	$999,128	$353,241	$294,105	$109,125	$3,818	$1,967,146

Ending Balance, September 30, 2013
Individually evaluated for impairment	$—	$1,738	$1,022	$—	$—	$—	$2,760
Collectively evaluated for impairment	207,729	997,390	352,219	294,105	109,125	3,818	1,964,386

Allowance for Loan Losses

For the Three Months Ended September 30, 2012

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, July 1, 2012	$1,586	$15,048	$6,456	$3,005	$450	$115	$26,660
Charge-offs	(756)	(722)	—	—	(331)	—	(1,809)
Recoveries	3	—	8	—	7	—	18
Provision for loan losses	485	582	108	(49)	326	48	1,500
Ending Balance, September 30, 2012	$1,318	$14,908	$6,572	$2,956	$452	$163	$26,369

Allowance for Loan Losses

At and for the Nine Months Ended September 30, 2012

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$3,390	$13,377	$6,495	$1,709	$1,119	$69	$26,159
Charge-offs	(991)	(4,622)	—	(291)	(422)	(15)	(6,341)
Recoveries	5	104	618	176	25	—	928
Provision for loan losses	(1,086)	6,049	(541)	1,362	(270)	109	5,623
Ending Balance, September 30, 2012	$1,318	$14,908	$6,572	$2,956	$452	$163	$26,369

Ending Balance, September 30, 2012:
Individually evaluated for impairment	$—	$—	$—	$1,157	$—	$—	$1,157
Collectively evaluated for impairment	1,318	14,908	6,572	1,799	452	163	25,212

Loans Receivable

At September 30, 2012

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, September 30, 2012	$211,419	$755,308	$368,961	$267,612	$118,203	$4,489	$1,725,992

Ending Balance, September 30, 2012:
Individually evaluated for impairment	$2,154	$6,426	$5,062	$1,925	$—	$—	$15,567
Collectively evaluated for impairment	209,265	748,882	363,899	265,687	118,203	4,489	1,710,425

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

The following tables report the Company’s nonaccrual and past due loans at September 30, 2013 and December 31, 2012. In addition, the credit quality of the loan portfolio is provided as of September 30, 2013 and December 31, 2012.

Nonaccrual and Past Due Loans

At September 30, 2013

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$111	$320	$—	$431	$207,298	207,729	$—	$—

Real estate - commercial
Owner occupied	—	—	—	—	279,637	279,637	—	—
Non-owner occupied	84	—	1,738	1,822	717,669	719,491	—	1,738

Real estate - construction
Residential	—	—	—	—	82,714	82,714	—	—
Commercial	—	—	772	772	269,755	270,527	—	772

Real estate - residential
Single family	707	507	—	1,214	208,450	209,664	—	—
Multi-family	—	—	—	—	84,441	84,441	—	—

Home equity lines	74		—	74	109,051	109,125	—	—

Consumer
Installment	—	—	—	—	3,542	3,542	—	—
Credit cards	—	—	—	—	276	276	—	—
	$976	$827	$2,510	$4,313	$1,962,833	$1,967,146	$—	$2,510

Nonaccrual and Past Due Loans

At December 31, 2012

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$2,064	$2,064	$220,897	222,961	$—	$2,064

Real estate - commercial
Owner occupied	—	—	—	—	255,343	255,343	—	—
Non-owner occupied	—	—	3,800	3,800	568,100	571,900	—	3,800

Real estate - construction
Residential	—	—	—	—	84,551	84,551	—	—
Commercial	—	—	1,762	1,762	287,404	289,166	—	1,762

Real estate - residential
Single family	—	—	—	—	209,740	209,740	—	—
Multi-family	—	—	—	—	50,612	50,612	—	—

Home equity lines	—	—	—	—	117,647	117,647	—	—

Consumer
Installment	—	—	—	—	3,916	3,916	—	—
Credit cards	—	—	—	—	288	288	—	—
	$—	$—	$7,626	$7,626	$1,798,498	$1,806,124	$—	$7,626

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of September 30, 2013 and December 31, 2012, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans

At September 30, 2013

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	1,738	3,872	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	1,022	3,176	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial	1,738	3,872	—	—
Real estate - construction	1,022	3,176	—	—
Real estate - residential	—	—	—	—
Home equity lines	—	—	—	—
Total	$2,760	$7,048	$—	$—

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

At September 30, 2013 and December 31, 2012, the Company had TDRs totaling $2.5 million and $7.3 million, respectively, all of which were on nonaccrual. Nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by the Company upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms. Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification. The following table reconciles the beginning and ending balances on TDRs as of September 30, 2013 and 2012, respectively:

Troubled Debt Restructurings

At and For the Nine Months Ended September 30, 2013

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total

Beginning Balance, January 1, 2013	$1,776	$3,800	$1,762	$—	$—	$—	$7,338
New TDRs	—	570	—	—	—	—	570
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	(1,776)	(2,632)	(990)	—	—	—	(5,398)
Ending Balance, September 30, 2013	$—	$1,738	$772	$—	$—	$—	$2,510

Troubled Debt Restructurings

At and For the Nine Months Ended September 30, 2012

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1, 2012	$3,497	$9,098	$2,750	$—	$—	$—	$15,345
New TDRs	—	—	—	—	—	—	—
Increases to existing TDRs	—	41	—	—	—	—	41
Charge-Offs Post Modification	(915)	(3,412)	—	—	—	—	(4,327)
Sales, paydowns, or other decreases	(428)	(799)	(988)	—	—	—	(2,215)
Ending Balance, September 30, 2012	$2,154	$4,928	$1,762	$—	$—	$—	$8,844

At September 30, 2013, TDRs make up one relationship with the Bank.  These loans are performing as expected post-modification.  For restructured loans in the portfolio, the Company had no loan loss reserves as of September 30, 2013 and December 31, 2012, respectively.

Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default.  For the period ended September 30, 2013, one loan identified as a TDR had a payment default within the last twelve months.  For the period ended December 31, 2012, no loans identified as TDRs had a payment default within the last twelve months.

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, substandard, doubtful and loss.  During 2011, the Company added an additional risk rating, other loans especially mentioned (“OLEM”), for the monitoring of credit quality.  Other loans especially mentioned are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the bank’s credit position at some future date.  These loans may not show problems as yet due to the borrower’s apparent ability to service the debt, but special circumstances surround the loans of which the Bank’s management should be aware.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated other loans especially mentioned, substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment at September 30, 2013 and December 31, 2012.

Internal Risk Rating Grades

At September 30, 2013

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$207,130	$599	$—	$—	$—

Real estate - commercial
Owner occupied	279,637	—	—	—	—
Non-owner occupied	686,726	31,027	1,738	—	—

Real estate - construction
Residential	82,714	—	—	—	—
Commercial	268,105	1,400	1,022	—	—

Real estate - residential
Single family	209,664	—	—	—	—
Multi-family	84,441	—	—	—	—

Home equity lines	109,052	73	—	—	—

Consumer
Installment	3,541	1	—	—	—
Credit cards	276	—	—	—	—
	$1,931,286	$33,100	$2,760	$—	$—

Internal Risk Rating Grades

At December 31, 2012

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$220,266	$631	$2,064	$—	$—

Real estate - commercial
Owner occupied	255,343	—	—	—	—
Non-owner occupied	542,983	27,260	1,657	—	—

Real estate - construction
Residential	84,551	—	—	—	—
Commercial	281,163	3,278	4,725	—	—

Real estate - residential
Single family	209,740	—	—	—	—
Multi-family	50,612	—	—	—	—

Home equity lines	117,647	—	—	—	—

Consumer
Installment	3,916	—	—	—	—
Credit cards	288	—	—	—	—
	$1,766,509	$31,169	$8,446	$—	$—

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

At September 30, 2013, accumulated other comprehensive income included an unrealized loss, net of tax, of $651,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at September 30, 2013 which is related to the Company’s cash flow hedges will be recognized in earnings during the fourth quarter of 2013. At September 30, 2013, the Company recognized minimal amounts due to hedge ineffectiveness.

At September 30, 2013, the Company had $351.0 million in residential mortgage rate lock commitments and associated forward sales, and $247.3 million in forward loan sales associated with $323.3 million of loans that had closed and were presented as held for sale.

The Company has an interest rate swap to mitigate its exposure to interest rate risk. This interest rate swap has an aggregate notional amount of $5.0 million to hedge against changes in cash flows caused by movement in interest rates related to the Company’s issuance of $20.0 million in trust preferred securities. At September 30, 2013, accumulated other comprehensive income included an after-tax unrealized gain of $74,000 related to these interest rate swaps. In addition, the Company has an interest rate swap to mitigate the variability in the fair value for one loan receivable. For the nine months ended September 30, 2013 and 2012, the change in fair values recorded for this fair value hedge were losses of $430,000 and $377,000, respectively. The amount of ineffectiveness reflected in earnings was not significant in either period.

Note 8

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at September 30, 2013 and December 31, 2012. In addition, the gains and losses related to these derivative instruments is provided for the three and nine months ended September 30, 2013 and 2012.

Derivative Instruments and Hedging Activities

At September 30, 2013

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$123
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	3,977	Accrued Interest Payable and Other Liabilities	6,526
Total Derivatives Designated as Hedging Instruments		3,977		6,649

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	11,871	Accrued Interest Payable and Other Liabilities	4,879
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	4,879	Accrued Interest Payable and Other Liabilities	149
Total Derivatives Not Designated as Hedging Instruments		16,750		5,028

Total Derivatives		$20,727		$11,677

Derivative Instruments and Hedging Activities

At December 31, 2012

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Accrued Interest Receivable and Other Assets	$—	Accrued Interest Payable and Other Liabilities	$616
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	2,136	Accrued Interest Payable and Other Liabilities	3,623
Total Derivatives Designated as Hedging Instruments		2,136		4,239

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	24,657	Accrued Interest Payable and Other Liabilities	449
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	449	Accrued Interest Payable and Other Liabilities	91
Total Derivatives Not Designated as Hedging Instruments		25,106		540

Total Derivatives		$27,242		$4,779

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended September 30, 2013

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$142	Other Income	$(142)
Total		$142		$(142)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(15)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(701)	Other Income	(37,928)	Other Income	—
Total	$(716)		$(37,928)		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$11,722	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(4,730)	Other Income
Rate Lock Commitments	4,730	Other Income
Total	$11,722

Impact of Derivative Instruments on the Statement of Income

For the Nine Months Ended September 30, 2013

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$430	Other Income	$(430)
Total		$430		$(430)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$74	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(651)	Other Income	4,744	Other Income	—
Total	$(577)		$4,744		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$50,131	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	4,877	Other Income
Rate Lock Commitments	(4,877)	Other Income
Total	$50,131

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended September 30, 2012

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$131	Other Income	$(131)
Total		$131		$(131)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$27	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(2,070)	Other Income	(3,101)	Other Income	—
Total	$(2,043)		$(3,101)		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$26,898	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(1,819)	Other Income
Rate Lock Commitments	1,819	Other Income
Total	$26,898

Impact of Derivative Instruments on the Statement of Income

For the Nine Months Ended September 30, 2012

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$377	Other Income	$(377)
Total		$377		$(377)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$80	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(812)	Other Income	4,744	Other Income	—
Total	$(732)		$4,744		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$55,012	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(2,517)	Other Income
Rate Lock Commitments	2,517	Other Income
Total	$55,012

Note 9

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at September 30, 2013 is as follows:

	Mortgage Banking
(In thousands)	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2012	$1,781	$1,633
2013 activity:
Customer relationship intangibles	—	148
Balance at September 30, 2013	$1,781	$1,781

The aggregate amortization expense was $49,000 for each of the three months ended September 30, 2013 and 2012, respectively.  For each of the nine months ended September 30, 2013 and 2012, the aggregate amortization expense was $148,000, respectively.

There is no additional amortization expense.

The carrying amount of goodwill at September 30, 2013 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2012	$24	$10,120	$10,144
No activity	—	—	—
Balance at September 30, 2013	$24	$10,120	$10,144

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at September 30, 2013 are collateralized.

Commitments to extend credit of $1.2 billion primarily have floating rates as of September 30, 2013.  At September 30, 2013, standby letters of credit were $31.7 million. Commitments to extend credit of $351.0 million as of September 30, 2013 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $261,000 at September 30, 2013 and $628,000 at December 31, 2012.

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

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three months ended September 30, 2013.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are shown below:

At September 30, 2013

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,052	$5,052	$—	$—
U.S. government- sponsored agencies	78,290	—	78,290	—
Mortgage-backed securities	152,786	—	152,786	—
Municipal securities	111,439	—	111,439	—
Total investment securities available-for-sale	347,567	5,052	342,515	—
Investment securities — trading	3,716	—	3,716	—
Loans receivable — designated for fair value hedge	11,045	—	11,045	—
Bank-owned life insurance	31,958	—	31,958	—
Derivative liability - interest rate swaps	123	—	123	—
Derivative asset - rate lock and forward loan sales commitments	15,848	—	15,848	—
Derivative asset — interest rate lock commitments	4,879	—	4,879	—
Derivative liability - rate lock and forward loan sales commitments	11,405	—	11,405	—
Derivative liability — interest rate lock commitments	149	—	149	—

At December 31, 2012 (In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,110	$5,110	$—	$—
U.S. government- sponsored agencies	61,533		61,533	—
Mortgage-backed securities	118,913	—	118,913	—
Municipal securities	86,347	—	86,347	—
Total investment securities available-for-sale	271,903	5,110	266,793	—
Investment securities — trading	3,151	—	3,151	—
Loan receivable designated in fair value hedge	11,652	—	11,652	—
Bank-owned life insurance	31,652	—	31,652	—
Derivative liability - interest rate swaps	616	—	616	—
Derivative asset - rate lock and forward loan sales commitments	26,793	—	26,793	—
Derivative asset — interest rate lock commitments	449	—	449	—
Derivative liability - rate lock and forward loan sales commitments	4,072	—	4,072	—
Derivative liability — interest rate lock commitments	91	—	91	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s pooled trust preferred securities held in its held-to-maturity investment securities portfolio, loans receivable — evaluated for impairment and other real estate owned.

At September 30, 2013

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$5,631	$—	$—	$5,631
Loans receivable — evaluated for impairment	2,760	—	250	2,510

At December 31, 2012 (In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$5,072	$—	$—	$5,072
Loans receivable — evaluated for impairment	8,446	—	820	7,626

The Company’s held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.1 million of par value at September 30, 2013.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  The Company owns the A-3 tranches in each issuance.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  The Company utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break in yield to the A-3 contractual cash flows.

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

Loans receivable — evaluated for impairment that are measured at fair value using Level 3 inputs on a nonrecurring basis total $2.5 million at September 30, 2013.  The total amount for each period presented represents the entire population of loans receivable — evaluated for impairment, and of this amount, $2.5 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence.  In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated.  This is considered a Level 3 valuation.  The value of business equipment is based upon the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.  At September 30, 2013, the Company’s Level 3 loans consisted of one relationship totaling $2.5 million which were secured primarily by commercial real estate which did not have a valuation allowance.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$23,652	$23,652	23,652	$—	$—
Investment securities available-for-sale	347,567	347,567	5,052	342,515	—
Investment securities held-to-maturity and other investments	23,859	22,519	—	16,888	5,631
Loans held for sale	323,341	323,341	—	323,341	—
Loans receivable, net	1,963,519	1,951,586	—	11,295	1,940,291
Accrued interest receivable	7,321	7,321	7,321	—	—

Financial liabilities:
Demand deposits	$434,228	$434,228	434,228	$—	$—
Interest checking	386,139	386,139	386,139	—	—
Money market and statement savings	516,513	516,513	516,513	—	—
Certificates of deposit	745,196	750,688	—	750,688	—
Other borrowed funds	355,321	373,044	—	373,044	—
Accrued interest payable	873	873	873	—	—

	December 31, 2012
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,140	$67,140	$67,140	$—	$—
Investment securities available-for-sale	271,903	271,903	5,110	266,793	—
Investment securities held-to-maturity and other investments	25,668	23,321	—	18,249	5,072
Loans held for sale	785,751	785,751	—	785,751	—
Loans receivable, net	1,776,029	1,823,356	—	12,472	1,810,884
Accrued interest receivable	7,333	7,333	7,333	—	—

Financial liabilities:
Demand deposits	$351,815	$351,815	$351,815	$—	$—
Interest checking	347,697	347,697	347,697	—	—
Money market and statement savings	430,391	430,391	430,391	—	—
Certificates of deposit	1,113,855	1,124,235	—	1,124,235	—
Other borrowed funds	392,275	418,808	—	418,808	—
Accrued interest payable	974	974	974	—	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2013 and December 31, 2012 and the results of our operations for the three and nine months ended September 30, 2013 and 2012. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

On September 9, 2013, the Company and United Financial Banking Companies (“United Financial”) announced the signing of a definitive merger agreement under which the Company will acquire United Financial, the holding company of The Business Bank (“TBB”). TBB, headquartered in Vienna, Virginia, currently operates eight banking locations in the northern Virginia market.  Based on the financials the Company and United Financial reported for their respective quarters ended June 30, 2013, on a pro forma basis, the combined organization would have total assets of $3.2 billion, gross loans held for investment of $2.1 billion and deposits of $2.4 billion.  The merger will solidify Cardinal as the largest community bank headquartered in the northern Virginia market and will be accretive to earnings per share in the first full year.  Under the terms of the merger agreement, common shareholders of United Financial will receive 1.154 shares of the Company’s common stock plus $19.13 in cash for each share of United Financial.  The companies expect to consummate the transaction in early January 2014, subject to customary closing conditions, including regulatory and shareholder approvals. The Company has filed with the Securities and Exchange Commission a Registration Statement on Form S-4 to register the shares of its common stock that will be issued in the merger and to provide the appropriate information about the merger in connection with the solicitation of the approval of the merger by the shareholders of United Financial.  The Form S-4 was declared effective by the Securities and Exchange Commission on November 4, 2013 and the definitive proxy statement/prospectus was mailed to shareholders of United Financial on or about November 7, 2013.

We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank with 28 banking offices located in Northern Virginia and the greater Washington D.C. metropolitan area.  The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC (“George Mason”) and retail securities brokerage through Cardinal Wealth Services, Inc. (“CWS”).

Prior to June 30, 2013, the Bank had a trust division, Cardinal Trust and Investment Services.  This division merged its remaining operations as of June 30, 2013 into CWS.  In addition, as of June 30, 2013, Wilson/Bennett Capital Management, Inc., formerly the Company’s second nonbank subsidiary, merged its operations into CWS.  During the second quarter of 2013, we exited the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage this platform.  As a result of our reorganization of the wealth management business segment, the remaining personal and commercial trust area of this business consolidated into CWS.  In addition, the remaining Wilson/Bennett clients are now serviced on the CWS platform beginning in the third quarter of 2013.  Results for the three and nine months ended September 30, 2013 include the operations of these subsidiaries.

We had a second mortgage subsidiary, Cardinal First Mortgage, LLC (“Cardinal First”) based in Fairfax, Virginia, but as of June 30, 2013, this subsidiary merged into George Mason to improve operational efficiency.  Results for the three and nine months ended September 30, 2013 include the operations of this subsidiary.

Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely.  In addition to management of interest rate risk, we analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is an important source of revenue for us and includes, among other things, service charges on deposits and loans, investment fee income, gains and losses on sales of investment securities available-for-sale, gains on sales of mortgage loans, and management fee income. Realized and unrealized gains on mortgage banking activities has become a larger component of our noninterest income as we have added offices throughout the Washington metropolitan region and increased the number of loan originators in our mortgage banking segment over the past year.

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

For purposes of our analysis, we categorize our loans into one of five categories:  commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer loans. Typically, financial institutions use their historical loss experience and trends in losses for each loan category which are then adjusted for portfolio trends and economical and environmental factors in determining their allowance for loan losses.  Prior to 2008, we experienced minimal loss history within our loan portfolio and it has only been since the economic downturn that we have recorded a higher level of loan losses.  Because of this, our allowance model uses the average loss rates of similar institutions (our custom peer group) as a baseline which is then adjusted based on our particular loan portfolio characteristics and environmental factors.   The indicated loss factors resulting from this analysis are applied for each of the five categories of loans.

Our peer groups are defined by selecting commercial banking institutions of similar size within Virginia, Maryland, and the District of Columbia. This is known as our custom peer group.   The commercial banking institutions comprising the custom peer group can change based on certain factors including but not limited to the characteristics, size, and geographic footprint of the institution. We have identified 20 banks for our custom peer group which are within $500 million to $5 billion in total assets, the majority of whom are geographically concentrated in the Washington metropolitan area in which we operate as this area has seen less of an economic downturn than other areas of the country.  We evaluate the loan quality indicators of our custom peer group to those within our national FDIC peer group, all banks in Virginia, and all banks in Maryland.  These baseline peer group loss rates are then adjusted by an estimated loss emergence factor in order to determine loss coverage for pass-level credits.  Finally, we make adjustments to these loss factors based on an analysis of our loan portfolio characteristics, trends, economic considerations and other conditions that should be considered in assessing our credit risk.  Our peer loss rates are updated on at least an annual basis.

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

2013 Economic Environment

The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms.  Although economic conditions remain unsettled, the metropolitan Washington, D.C. area, the region we operate in, continues to perform relatively well as compared to other geographic regions.  Our credit quality continues to remain strong despite the challenging economic environment.  At September 30, 2013, we had nonaccrual loans totaling $2.5 million and no loans contractually past due 90 days or more as to principal or interest and still accruing.  We had annualized net recoveries of 0.03% of our average loans receivable for the nine months ended September 30, 2013.

The interest rate environment and expectations that the Federal Reserve will moderate its qualitative easing (“QE”) programs may impact the results of our mortgage banking segment.  Typically, during periods of increasing interest rates, mortgage originations decrease.  The degree of the impact is dependent upon the severity and duration of QE pullback and increasing interest rates.

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

Statements of Income

General

For the three months ended September 30, 2013 and 2012, we reported net income of $3.0 million and $14.5 million, respectively, a decrease of $11.5 million, or 79%.  Net interest income after the provision for loan losses increased $1.3 million to $23.5 million for the three months ended September 30, 2013 compared to $22.2 million for the three months ended September 30, 2012.  Provision for loan losses for the three months ended September 30, 2013 was $157,000, a decrease of $1.3 million, compared to $1.5 million for the same period of 2012, a result of the improvement we have seen in the credit quality within our loans receivable portfolio.  Noninterest income for the three months ended September 30, 2013 and 2012 was $1.7 million and $22.2 million, respectively, a decrease of $20.5 million.  Realized and unrealized gains on mortgage banking activities decreased $18.7 million.  This decrease was primarily due to the significant decrease in mortgage loan originations along with the compression of the gain on sale margin experienced during the third quarter of 2013 due to increases in interest rates.  In addition, management fee income decreased $569,000 primarily as a result of the discontinuation of two managed company relationships and the current mortgage industry environment.  Title insurance & other related income were also impacted by the slowdown in the mortgage business; decreasing $581,000 during the third quarter of 2013 as compared to the same 2012 period.  For the three months ended September 30, 2013, noninterest expense decreased to $21.0 million, compared to $22.3 million for the same period of 2012.  The decrease in noninterest expense is primarily attributable to a decrease in the variable component of our salaries & benefits expense, which was impacted directly by the decrease in operating results during the current period.  Expenses related to the geographic expansion of our mortgage banking business segment partially offset this decrease in compensation expense.

For the three months ended September 30, 2013, basic and diluted earnings per common share were each $0.10.  Basic and diluted earnings per common share for the three months ended September 30, 2012 were $0.49 and $0.48, respectively.  Weighted average fully diluted shares outstanding for the three months ended September 30, 2013 and 2012 were 31,060,572 and 30,237,755, respectively.

Return on average assets for the three months ended September 30, 2013 and 2012 was 0.43% and 2.08%, respectively. Return on average equity for the three months ended September 30, 2013 and 2012 was 3.73% and 20.09%, respectively.

Net income for the nine months ended September 30, 2013 and 2012 was $20.0 million and $32.3 million, respectively, a decrease of $12.3 million, or 38%.  Net interest income after provision for loan losses for the nine months ended September 30, 2013 increased $7.8 million to $69.0 million, compared to $61.2 million for the same nine month period of 2012.  Provision for loan losses for the nine months ended September 30, 2013 was $(432,000), a decrease of $6.1 million, compared to $5.6 million for the same period of 2012, a result of the improvement we have seen in the credit quality within our loans receivable portfolio.    Net interest income increased to $68.5 million for the nine months ended September 30, 2013, compared to $66.8 million for the nine months ended September 30, 2012.  Noninterest income decreased $24.6 million to $23.8 million for the nine months ended September 30, 2013, compared to $48.4 million for the same period of 2012.  Noninterest expense was $63.0 million for the nine months ended September 30, 2013, an increase of $2.3 million compared to $60.7 million for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, basic and diluted earnings per common share were $0.65 and $0.64, respectively.  Basic and diluted earnings per common share for the nine months ended September 30, 2012 were $1.09 and $1.07, respectively.  Weighted average fully diluted shares outstanding for the nine months ended September 30, 2013 and 2012 were 31,053,448 and 30,107,895, respectively.

Return on average assets for the nine months ended September 30, 2013 and 2012 was 0.95% and 1.65%, respectively. Return on average equity for the nine months ended September 30, 2013 and 2012 was 8.34% and 15.58%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management services.  As of June 30, 2013, we merged operations of our trust division and Wilson/Bennett Capital Management, Inc., both of which had been included in the wealth management services segment, into CWS.  In addition, as of June 30, 2013, we merged operations of Cardinal First Mortgage, LLC into George Mason.  Results for the three and nine months ended September 30, 2013 include the operations of these subsidiaries.

Net income attributable to the commercial banking segment for the three months ended September 30, 2013 was $8.6 million compared to net income of $8.2 million for the three months ended September 30, 2012.  Net interest income decreased $86,000 to $23.1 million for the three months ended September 30, 2013, compared to $23.2 million for the same period of 2012.  Provision for loan losses decreased $1.3 million to $157,000 for the three months ended September 30, 2013 compared to $1.5 million for the same period of 2012. The decrease in our provision expense was primarily related to a decrease in our watch list credits and net recoveries recorded during the third quarter of 2013.  Noninterest income decreased to $1.0 million for the three months ended September 30, 2013 compared to $1.1 million for the three months ended September 30, 2012.  Noninterest expense was $11.1 million for the three months ended September 30, 2013, compared to $10.5 million for the same period of 2012.

For the nine months ended September 30, 2013, net income attributable to the commercial banking segment was $26.1 million, an increase of $5.7 million, from $20.4 million for the same nine month period of 2012.  Net interest income increased $1.8 million to $67.4 million for the nine months ended September 30, 2013, compared to $65.6 million for the nine months ended September 30, 2012.  Provision for loan losses decreased $5.9 million to $(517,000) million for the nine months ended September 30, 2013.  Noninterest income increased $58,000 during the nine months ended September 30, 2013 compared to the same period of 2012.  Noninterest expense decreased to $31.3 million from $32.3 million for the nine months ended September 30, 2013 compared to the same period of 2012.

The mortgage banking segment reported a net loss of $4.9 million for the three months ended September 30, 2013 compared to net income of $7.0 million for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, this segment reported a net loss of $3.6 million, compared to net income of $14.0 million for the nine months ended September 30, 2012. The decrease in net income is primarily a result of decreases in unrealized gains associated with the fair value of commitments and loans held for sale due to the significant decrease in mortgage loan originations and gain on sale margin compression experienced during the third quarter of 2013 as a result of increases in interest rates.  For the three months ended September 30, 2013, we experienced a decrease of $18.7 million of realized and unrealized gains associated with the fair value of commitments and loans held for sale that affected income for the third quarter of 2013 compared to the same 2012 period.  For the nine months ended September 30, 2013, we recorded a decrease of $21.6 million of realized and unrealized gains compared to the nine months ended of 2012.

Loan commitments are accounted for as derivative instruments and are recorded at fair value through earnings.  This causes an unrealized gain to be recognized in income at the time of the commitment.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing loan held for sale (LHFS).  At any point in time, the fair value of the locked commitments and the premium to the basis of existing LHFS represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  However, this accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.  Direct (e.g. commissions) and indirect loan expenses associated with originating, underwriting and closing loans are deferred and recognized at the time of investor purchase of the loan which often occurs in the quarter subsequent to the original commitment, creating a mismatch in the timing of the revenue and expense.  These expenses are “netted” from the gain on sale from mortgage banking activities and resulted in a net loss for the current quarter ended September 30, 2013.

We have continued to expand the mortgage banking business segment through increases in loan origination officers and number of locations, which has contributed to increases in noninterest expense during 2013 compared to 2012.

The wealth management services segment, which includes CWS, and the results of operations of Wilson/Bennett and the trust division of the Bank prior to the merging of these entities into CWS during the second quarter of 2013, recorded net income of $61,000 for the three months ended September 30, 2013, compared to a net loss of $48,000 for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, this business segment recorded a net loss of $218,000 compared a net loss of $40,000 for the same period in 2012. The increase in the net loss during 2013 is primarily attributable to our streamlining the business operations within this business segment.  We do not expect the wealth management services segment to incur losses at this level now that we have completed the reorganization.  During the second quarter of 2012, we decided to exit the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage the platform.  This portion of our trust services division ended during the second quarter of 2013.  In addition, as a result of our reorganization of our wealth management business segment, the majority of the remaining personal and commercial trust area of this business consolidated into CWS.  We consolidated Wilson/Bennett into CWS and as a result, the remaining former Wilson/Bennett clients are now serviced on the CWS platform.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. For each of the three month periods ended September 30, 2013 and 2012, net interest income was $23.7 million.  For the nine months ended September 30, 2013, our net interest income was $68.5 million compared to $66.8 million for the same period in 2012, an increase of $1.7 million, or 3%. The yields on our loans receivable portfolio decreased 35 basis points for the three months ended September 30, 2013 compared to the same period of 2012.   This decrease was partially offset by the decrease in the rate of our interest-bearing liabilities of 9 basis points as we have taken efforts to reduce our overall funding costs as a result of the current low interest rate environment.

Interest income on loans receivable decreased $518,000 for the three months ended September 30, 2013 compared to the same three month period of 2012.  For the nine months ended September 30, 2013 and 2012, interest income on loans receivable was $63.8 million and $63.2 million, respectively.  The increase in interest income on loans receivable is primarily a result of the increase in the volume of the loans receivable portfolio.  Interest income on loans held for sale was $4.1 million and $5.5 million for the three months ended September 30, 2013 and 2012, respectively, a decrease of $1.4 million, reflecting the significant decrease in origination activity within the mortgage banking segment during the third quarter of 2013.  For the nine months ended September 30, 2013, interest income from loans held for sale increased to $13.3 million compared to $13.2 million for the nine months ended September 30, 2012.

Interest income on investment securities increased $77,000 for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in interest income in our investment securities portfolio is attributable to our purchasing over $122 million in investment securities during the third quarter of 2013 as a result of having excess cash available to invest from the decrease in the loans held for sale portfolio during this same period.  For the nine months ended September 30, 2012, interest income on investment securities decreased $840,000.  The decrease in interest income on investment securities is due to the decrease in our investment securities portfolio year over year.  Because of the previously high volume of loan origination activity and low interest rate environment, we had limited our purchase activity within the investment securities prior to the third quarter of 2013.

Total interest expense decreased $820,000 for the three months ended September 30, 2013 as compared to the same period of 2012.  For the nine months ended September 30, 2013, total interest expense decreased $1.8 million compared to the same nine month period of 2012. During the first quarter of 2012, we introduced a high-yield interest checking product, which paid an interest rate of 2.01% on balances up to $100,000 and 0.31% on balances over $100,000.  We expected that this product would negatively impact our 2012 net interest margin slightly as we increased deposit market share through this promotion.  We have since decreased the rate to 1.01% gradually over the past year on this particular deposit product, which has contributed to the decrease in interest expense all while maintaining depositor balances.

Also contributing to the decrease in interest expense is the blend and extend cost reduction strategy we implemented during the second quarter of 2012 on certain of our FHLB advances.  As anticipated, this strategy contributes to the reduction of our interest expense by approximately $500,000 annually.

Our net interest margin, on a tax-equivalent basis, which is calculated as net interest income divided by average interest earning assets, was 3.65% and 3.62% for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, net interest margin was 3.47% and 3.63% respectively.  Our net interest margin was negatively impacted as a result of a temporary increase in our fed funds sold average balances during 2013 by $63.3 million as compared to the same nine month period of 2012.  This increase in short term investments was a result of the decline we experienced in our loans held for sale portfolio during the first quarter of 2013 as we saw a rapid decrease due to investors purchasing loans we had originated during the fourth quarter of 2012.  We had not anticipated such a quick increase in loan purchases and therefore had short-term liabilities outstanding that would have otherwise assisted in funding the loans held for sale portfolio.  We expect that our net interest margin will increase during the 2013 as cash invested in fed funds sold has been used to fund loans in our loans receivable portfolio and new purchases of investment securities.

The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended September 30, 2013, 2012 and 2011

(In thousands)

	2013			2012			2011
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$214,301	$2,167	4.04%	$218,233	$2,338	4.27%	$210,912	$2,300	4.34%
Real estate - commercial	960,770	11,439	4.65%	752,653	10,149	5.39%	674,589	10,003	5.91%
Real estate - construction	345,072	4,555	5.28%	364,238	4,828	5.30%	249,600	3,515	5.63%
Real estate - residential	259,395	2,800	4.31%	259,782	3,002	4.62%	222,814	2,729	4.90%
Home equity lines	110,297	1,020	3.67%	119,554	1,104	3.67%	122,350	1,144	3.71%
Consumer	2,601	34	5.18%	4,089	50	4.86%	3,127	43	5.58%
Total loans	1,892,436	22,015	4.65%	1,718,549	21,471	5.00%	1,483,392	19,734	5.33%

Loans held for sale	373,318	4,141	4.44%	571,715	5,544	3.88%	242,309	2,851	4.71%
Investment securities available-for-sale	294,445	3,023	4.11%	270,450	2,889	4.27%	319,890	3,522	4.40%
Investment securities held-to-maturity	10,146	44	1.72%	11,972	73	2.43%	14,626	92	2.50%
Other investments	13,312	84	2.50%	14,166	60	1.68%	15,714	30	0.76%
Federal funds sold	44,788	28	0.25%	52,519	30	0.23%	28,382	15	0.22%
Total interest-earning assets and interest income (2)	2,628,445	29,335	4.46%	2,639,371	30,067	4.56%	2,104,313	26,244	4.99%

Noninterest-earning assets:
Cash and due from banks	16,876			14,172			14,607
Premises and equipment, net	19,846			19,275			18,197
Goodwill and other intangibles, net	10,168			10,368			10,571
Accrued interest and other assets	120,034			117,522			89,665
Allowance for loan losses	(27,211)			(27,300)			(24,148)
Total assets	$2,768,158			$2,773,408			$2,213,205

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$387,367	518	0.53%	$319,617	860	1.07%	$137,063	66	0.19%
Money markets	300,920	177	0.23%	380,531	298	0.31%	169,717	174	0.41%
Statement savings	219,021	145	0.26%	221,549	144	0.26%	231,963	213	0.36%
Certificates of deposit	761,246	2,326	1.21%	870,470	2,633	1.20%	781,319	2,918	1.48%
Total interest - bearing deposits	1,668,554	3,166	0.75%	1,792,167	3,935	0.87%	1,320,062	3,371	1.01%

Other borrowed funds	291,787	2,194	2.98%	296,515	2,245	3.01%	357,759	2,577	2.86%

Total interest-bearing liabilities and interest expense	1,960,341	5,360	1.08%	2,088,682	6,180	1.18%	1,677,821	5,948	1.41%

Noninterest-bearing liabilities:
Demand deposits	426,265			347,346			261,911
Other liabilities	62,150			49,567			27,505
Common shareholders’ equity	319,402			287,813			245,968
Total liabilities and shareholders’ equity	$2,768,158			$2,773,408			$2,213,205

Net interest income and net interest margin (2)		$23,975	3.65%		$23,887	3.62%		$20,296	3.86%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for all periods presented.

Rate and Volume Analysis

Three Months Ended September 30, 2013, 2012 and 2011

(In thousands)

	2013 Compared to 2012			2012 Compared to 2011
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$(53)	$(118)	$(171)	$80	$(42)	$38
Real estate - commercial	3,070	(1,780)	1,290	1,120	(974)	146
Real estate - construction	(254)	(19)	(273)	1,614	(301)	1,313
Real estate - residential	2	(204)	(202)	453	(180)	273
Home equity lines	(83)	(1)	(84)	(29)	(11)	(40)
Consumer	(18)	2	(16)	14	(7)	7
Total loans	2,664	(2,120)	544	3,252	(1,515)	1,737

Loans held for sale	(1,924)	521	(1,403)	3,876	(1,183)	2,693
Investment securities available-for-sale	256	(122)	134	(544)	(89)	(633)
Investment securities held-to-maturity	(11)	(18)	(29)	(17)	(2)	(19)
Other investments	(3)	27	24	(3)	33	30
Federal funds sold	(4)	2	(2)	14	1	15

Total interest income (2)	978	(1,710)	(732)	6,578	(2,755)	3,823

Interest expense:

Interest - bearing deposits:

Interest checking	169	(511)	(342)	96	698	794
Money markets	(55)	(66)	(121)	216	(92)	124
Statement savings	(1)	2	1	(15)	(54)	(69)
Certificates of deposit	(324)	17	(307)	312	(597)	(285)
Total interest - bearing deposits	(211)	(558)	(769)	609	(45)	564

Other borrowed funds	(30)	(21)	(51)	(442)	110	(332)

Total interest expense	(241)	(579)	(820)	167	65	232

Net interest income (2)	$1,219	$(1,131)	$88	$6,411	$(2,820)	$3,591

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

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Nine Months Ended September 30, 2013, 2012 and 2011

(In thousands)

	2013			2012			2011
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$214,232	$6,499	4.04%	$231,389	$7,260	4.17%	$195,482	$6,521	4.43%
Real estate - commercial	881,570	32,118	4.79%	745,099	30,433	5.45%	648,786	29,198	5.97%
Real estate - construction	351,975	13,918	5.27%	330,372	13,204	5.32%	245,370	10,152	5.52%
Real estate - residential	240,380	8,012	4.44%	245,051	8,880	4.83%	216,742	8,234	5.06%
Home equity lines	113,573	3,135	3.69%	120,284	3,338	3.71%	122,337	3,394	3.71%
Consumer	3,156	127	5.33%	3,361	130	5.16%	3,103	124	5.34%
Total loans	1,804,886	63,809	4.71%	1,675,556	63,245	5.03%	1,431,820	57,623	5.36%

Loans held for sale	447,519	13,258	3.95%	438,898	13,184	4.01%	172,927	6,045	4.66%
Investment securities available-for-sale	256,059	8,087	4.21%	269,037	8,816	4.37%	328,911	10,856	4.40%
Investment securities held-to-maturity	10,647	148	1.85%	12,373	236	2.55%	17,090	354	2.76%
Other investments	13,387	240	2.39%	15,646	170	1.45%	15,721	93	0.78%
Federal funds sold	129,884	244	0.25%	66,626	118	0.24%	41,752	72	0.23%

Total interest-earning assets and interest income (2)	2,662,382	85,786	4.71%	2,478,136	85,769	4.61%	2,008,221	75,043	4.98%

Noninterest-earning assets:
Cash and due from banks	16,773			15,444			14,513
Premises and equipment, net	19,602			18,738			17,487
Goodwill and other intangibles, net	10,217			10,420			10,618
Accrued interest and other assets	110,004			106,809			84,028
Allowance for loan losses	(27,340)			(27,085)			(24,485)
Total assets	$2,791,638			$2,602,462			$2,110,382

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	371,099	1,651	0.59%	265,287	1,906	0.96%	134,838	192	0.19%
Money markets	292,232	624	0.28%	281,045	737	0.35%	162,009	500	0.41%
Statement savings	213,498	425	0.27%	218,657	507	0.31%	242,824	659	0.36%
Certificates of deposit	853,174	7,237	1.13%	883,548	8,159	1.23%	698,683	8,754	1.68%
Total interest - bearing deposits	1,730,003	9,937	0.77%	1,648,537	11,309	0.92%	1,238,354	10,105	1.09%

Other borrowed funds	290,509	6,554	3.02%	318,350	6,943	2.91%	363,901	7,821	2.87%

Total interest-bearing liabilities and interest expense	2,020,512	16,491	1.09%	1,966,887	18,252	1.24%	1,602,255	17,926	1.50%

Noninterest-bearing liabilities:
Demand deposits	403,881			320,242			245,915
Other liabilities	48,052			39,293			25,539
Common shareholders’ equity	319,193			276,040			236,673
Total liabilities and shareholders’ equity	$2,791,638			$2,602,462			$2,110,382

Net interest income and net interest margin (2)		$69,295	3.47%		$67,517	3.63%		$57,117	3.79%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for all periods presented.

Rate and Volume Analysis

Nine Months Ended September 30, 2013, 2012 and 2011

(In thousands)

	2013 Compared to 2012			2012 Compared to 2011
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$(554)	$(207)	$(761)	$1,180	$(441)	$739
Real estate - commercial	6,037	(4,352)	1,685	4,167	(2,932)	1,235
Real estate - construction	837	(123)	714	3,542	(490)	3,052
Real estate - residential	(169)	(699)	(868)	1,057	(411)	646
Home equity lines	(186)	(17)	(203)	(57)	1	(56)
Consumer	(7)	4	(3)	11	(5)	6
Total loans	5,958	(5,394)	564	9,900	(4,278)	5,622

Loans held for sale	259	(185)	74	9,298	(2,159)	7,139
Investment securities available-for-sale	(425)	(304)	(729)	(1,976)	(64)	(2,040)
Investment securities held-to-maturity	(32)	(56)	(88)	(99)	(19)	(118)
Other investments	(25)	95	70	(2)	79	77
Federal funds sold	112	14	126	43	3	46

Total interest income (2)	5,847	(5,830)	17	17,164	(6,438)	10,726

Interest expense:

Interest - bearing deposits:

Interest checking	760	(1,015)	(255)	186	1,528	1,714
Money markets	51	(164)	(113)	367	(130)	237
Statement savings	(12)	(70)	(82)	(66)	(86)	(152)
Certificates of deposit	(280)	(642)	(922)	2,316	(2,911)	(595)
Total interest - bearing deposits	519	(1,891)	(1,372)	2,803	(1,599)	1,204

Other borrowed funds	(629)	240	(389)	(955)	77	(878)

Total interest expense	(110)	(1,651)	(1,761)	1,848	(1,522)	326

Net interest income (2)	$5,957	$(4,179)	$1,778	$15,316	$(4,916)	$10,400

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

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2013 and 2012 was $157,000 and $1.5 million, respectively. For the nine months ended September 30, 2013 and 2012, our provision for loan losses was $(432,000) and $5.6 million, respectively. The decrease in our provision expense during 2013 compared to 2012 is a result of net recoveries recorded during 2013 and a decrease in our watch list credits during 2013.

During 2013, we recorded one charge-off of $85,000 on a residential mortgage.  In addition, we charged-off home equity loans of $100,000 during the second quarter of 2013.  Recoveries from previously charged-off loans totaled $301,000 for the three months ended September 30, 2013 and $648,000 for the year-to- date 2013 period.  During 2013, we sold several loans that encompassed one relationship.  These loans had been on a nonaccrual status for several years with limited possibility of improvement.  The majority of our recoveries were a result of these loan sales.  Nonperforming loans at September 30, 2013 and December 31, 2012, were $2.5 million and $7.6 million, respectively.

The allowance for loan losses was $27.4 million at September 30, 2013 and December 31, 2012. Our allowance for loan losses ratio as a percent of total loans was 1.40% and 1.52% at September 30, 2013 and December 31, 2012, respectively.

A sluggish job market could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At September 30, 2013, our commercial real estate (including construction lending) portfolio was 69% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance, beginning of the period	$26,934	$26,660	$27,400	$26,159

Provision for loan losses	157	1,500	(432)	5,623

Loans charged off:
Commercial and industrial	—	(1,478)	(42)	(5,613)
Residential	—	(331)	(185)	(713)
Consumer	—	—	(1)	(15)
Total loans charged off	—	(1,809)	(228)	(6,341)

Recoveries:
Commercial and industrial	290	11	609	727
Residential	11	7	41	201
Consumer	—	—	2	—
Total recoveries	301	18	652	928

Net (charge offs) recoveries	301	(1,791)	424	(5,413)

Ending balance, September 30,	$27,392	$26,369	$27,392	$26,369

	September 30,	September 30,
	2013	2012
Loans:
Balance at period end	$1,963,519	$1,723,324
Allowance for loan losses to loans receivable, net of fees	1.40%	1.53%
Annualized net charge-offs to average loans receivable	-0.03%	0.43%

Allocation of the Allowance for Loan Losses

At September 30, 2013 and December 31, 2012

(In thousands)

	September 30,		December 31,
	2013		2012
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$700	10.56%	$525	12.35%
Real estate - commercial	19,646	50.79%	17,990	45.80%
Real estate - construction	6,467	17.96%	7,675	20.69%
Real estate - residential	373	14.95%	857	14.42%
Home equity lines	141	5.55%	266	6.51%
Consumer	65	0.19%	87	0.23%

Total allowance for loan losses	$27,392	100.00%	$27,400	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At September 30, 2013 and December 31, 2012

(In thousands)

	September 30,	December 31,
	2013	2012
Nonaccruing loans	$2,510	$7,626

Loans contractually past-due 90 days or more and still accruing	—	—

Total nonperforming loans	$2,510	$7,626

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

Noninterest income for the three months ended September 30, 2013 and 2012 was $1.7 million and $22.2 million, respectively.  For the nine months ended September 30, 2013 and 2012, noninterest income was $23.8 million and $48.4 million, respectively.  Noninterest income decreased in 2013 as compared to 2012 primarily as a result of significant decreases in mortgage loan originations and margin compression and the corresponding decrease in realized and unrealized gains we record on mortgage banking activities.  Realized and unrealized gains (losses) on mortgage banking activities, which are reported net of commission & incentive expense, totaled $(102,000) for the three months ended September 30, 2013 compared to $18.6 million for the same period of 2012.  For the nine months ended September 30, 2013 and 2012, realized and unrealized gains on mortgage banking activities were $17.4 million and $39.0 million, respectively.

The decrease in net gains from mortgage banking activities is mainly due to changes in the unrealized gains associated with the fair market value of our locked commitments and closed loans held for sale.  For the third quarter of 2013, the unrealized gain decreased $15.5 million as compared to the year ago quarter.  For the nine months ended September 30, 2013 the unrealized gain decreased $6.2 million compared to the comparable 2012 period.  In accordance with GAAP, if a lender enters into a mortgage loan commitment with a customer and intends to sell the mortgage loan after it is funded, the written loan commitment is to be accounted for as a derivative instrument and is to be recorded at fair value through earnings.  George Mason enters into commitments where individual loans are “locked in” at a specified interest rate for a fixed period.  At the time of commitment, George Mason also enters into a “best efforts” forward contract with an investor to sell the loan at an agreed upon price if, and after, the loan is closed. This price represents the fair value of the “interest rate lock commitment” (IRLC) and is an unrealized gain that is included in earnings during the period of the IRLC.  This gain is also recognized earlier in earnings than the expenses associated with originating, underwriting and closing the loan, which, under GAAP, are recognized and deferred by the Company at the time of loan sale to the investor.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing loan held for sale (LHFS).  At any point in time (e.g. quarter end) the fair value of the existing IRLCs (not yet closed) and the premium to the basis of existing LHFS (loans closed but not yet purchased by investors) represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  This accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.

As mentioned, direct costs associated with loan origination, such as commission and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities.

For the third quarter of 2013, we closed $927.5 million in mortgage originations.  This compares to $1.20 billion in mortgage originations for the three months ended September 30, 2012.  The decrease in mortgage originations is a result of the aforementioned market conditions during the third quarter of 2013.  Refinance activity represented approximately 20% of the originations during the third quarter of 2013, a decrease from 64% experienced during the year ago quarter.  For the year-to-date 2013, we closed $3.4 billion in mortgage originations compared to $2.8 billion for the 2012 year-to-date period.  Refinance activity represented approximately 35% of these originations for the year-to-date 2013 compared to 62% for the comparable 2012 period.  We have increased our mortgage banking presence to 20 offices, which include the Richmond and Virginia Beach areas of the Commonwealth of Virginia, and have added over 50 loan origination officers and support staff during the last twelve months to help increase our market share.

Management fee income, which represents the income earned for services George Mason provides to other mortgage companies and generally fluctuates based on the volume of loan sales, decreased $569,000 to $374,000 for the three months ended September 30, 2013 as compared to $943,000 for the three months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, management fee income was $1.5 million and $2.8 million, respectively.   The decrease in management fee income is a result of the discontinuation of two managed company relationships within the last year in addition to the decrease in loan origination volume experienced recently during the third quarter of 2013.

Investment fee income decreased $460,000 to $195,000 for the three months ended September 30, 2013 compared to $655,000 for the same period of 2012. For the nine months ended September 30, 2013 and 2012, investment fee income was $1.1 million and $1.9 million, respectively.  This is a result of the aforementioned restructuring that occured within the wealth management services business segment.

The increase in the cash surrender value of our bank-owned life insurance for the three and nine months ended September 30, 2013 was $124,000 and $306,000, respectively.  For the same three and nine month periods of 2012, income from bank-owned life insurance was $164,000 and $507,000, respectively.  This decrease is result of our receiving a death benefit payment of $6.6 million during the fourth quarter of 2012, which resulted in a decrease in the underlying investments of our bank-owned life insurance.

Noninterest income represented 7% and 48% of our total revenues for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, noninterest income as a percentage of our total revenues was 26% and 42%, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended September 30, 2013 was $21.0 million, compared to $22.3 million for the same period of 2012, a decrease of $1.3 million, or 6%.  For the nine months ended September 30, 2013 and 2012, noninterest expense was $63.0 million and $60.7 million, respectively.

For the quarter ended September 30, 2013, salaries and benefits expense decreased to $10.0 million from $12.1 million for the quarter ended September 30, 2012.  For the nine months ended September 30, 2013 and 2012, salaries and benefits expense was $30.4 million and $32.5 million, respectively.  The decrease in salaries and benefits expense during 2013 compared to 2012 is a result of the decrease in the variable component of our compensation as a result of our 2013 performance.  Professional fees decreased $308,000 to $786,000 for the three months ended September 30, 2013 compared to $1.1 million for the same period of 2012 as a result of the decrease in temporary staffing we had at George Mason to handle the increase in loan origination volume we experienced during the third quarter of 2012; due to the increase in refinance activity during that period.  For the nine months ended September 30, 2013 and 2012, professional fees were $3.2 million and $2.7 million, respectively.  The level of temporary staffing was maintained at George Mason until the beginning of the third quarter of 2013 when we experienced a significant decrease to loan origination volumes as a result of the aforementioned mortgage market conditions.

Occupancy expense was $2.0 million for the three months ended September 30, 2013, an increase of $167,000 when compared to the same period of 2012.  For the nine months ended September 30, 2013 and 2012, occupancy expense was $6.1 million and $5.3 million, respectively.  The increase in occupancy expense during 2013 as compared to 2012 is primarily attributable to an increase in mortgage banking offices as we strategically increased our market share in this line of business.  Cardinal Bank also opened a new office in Washington, D.C. during the third quarter of 2013 which contributed to the increase in occupancy expense.

Additional increases in noninterest expense are mostly related to the expansion of the mortgage banking business segment over the past year.  In addition, during the third quarter of 2013, we announced our plan to acquire United Financial Banking Companies, Inc., the holding company of The Business Bank.  As a result, we incurred $304,000 in merger related expenses during the third quarter of 2013 compared to none for the same 2012 period.

Income Taxes

For the three months ended September 30, 2013, we recorded a provision for income taxes of $1.2 million, compared to $7.6 million for the same period of 2012.  Our effective tax rate for the three months ended September 30, 2013 and 2012 was 28.2% and 34.4%, respectively.  For the nine months ended September 30, 2013, we recorded a provision for income taxes of $9.8 million, compared to $16.6 million for the same period in 2012. Our effective tax rate for the nine months ended September 30, 2013 and 2012 was 32.9% and 34.0%. Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $2.80 billion and $3.04 billion at September 30, 2013 and December 31, 2012, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $361.1 million at September 30, 2013, compared to $286.4 million at December 31, 2012, an increase of $74.7 million.  We purchased approximately $122 million in investment securities during the third quarter of 2013 as a result of an excess cash position we had at the Bank due to the decrease in our loans held for sale portfolio.  The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-

maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our investment securities portfolio.

Investment Securities

At September 30, 2013 and December 31, 2012

(In thousands)

	Amortized	Fair	Average
Available-for-sale at September 30, 2013	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$15,495	$17,106	4.15%
Five to ten years	30,138	31,743	3.02%
After ten years	29,970	29,441	3.59%
Total U.S. government-sponsored agencies	75,603	78,290	3.48%

Mortgage-backed securities (1)
One to five years	41	42	4.48%
Five to ten years	19,965	20,365	3.62%
After ten years	127,808	132,379	3.83%
Total mortgage-backed securities	147,814	152,786	3.80%

Tax exempt municipal securities (2)
One to five years	7,912	8,337	4.15%
Five to ten years	35,217	36,970	3.60%
After ten years	59,162	60,410	3.62%
Taxable municipal securities
Five to ten years	4,277	4,683	4.99%
After ten years	995	1,039	5.33%
Total municipal securities	107,563	111,439	3.72%

U. S. treasury securities
One to five years	4,986	5,052	2.36%
Total U.S. treasury securities	4,986	5,052	2.36%
Total investment securities available-for-sale	$335,966	$347,567	3.68%

	Amortized	Fair	Average
Held-to-maturity at September 30, 2013	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$761	$806	4.60%
Five to ten years	144	151	5.45%
After ten years	1,784	1,883	2.04%
Total mortgage-backed securities	2,689	2,840	2.95%

Pooled trust preferred securities
After ten years	7,122	5,631	1.30%
Total pooled trust preferred securities	7,122	5,631	1.30%
Total investment securities held-to-maturity	9,811	8,471	1.75%

Total investment securities	$345,777	$356,038	3.62%

	Amortized	Fair	Average
Available-for-sale at December 31, 2012	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$25,596	$27,757	3.01%
Five to ten years	30,160	33,776	3.01%
Total U.S. government-sponsored agencies	55,756	61,533	3.01%

Mortgage-backed securities (1)
Five to ten years	4,956	5,261	4.18%
After ten years	105,258	113,652	4.26%
Total mortgage-backed securities	110,214	118,913	4.26%

Tax exempt municipal securities (2)
One to five years	5,137	5,428	4.13%
Five to ten years	26,191	28,738	3.51%
After ten years	42,445	46,163	4.03%
Taxable municipal securities
Five to ten years	3,789	4,345	4.97%
After ten years	1,493	1,673	5.27%
Total municipal securities	79,055	86,347	3.93%

U. S. treasury securities
One to five years	4,968	5,110	2.36%
Total U.S. treasury securities	4,968	5,110	2.36%
Total investment securities available-for-sale	$249,993	$271,903	3.84%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2012	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$186	$201	4.48%
Five to ten years	928	991	4.77%
After ten years	2,591	2,755	3.86%
Total mortgage-backed securities	3,705	3,947	4.12%

Pooled trust preferred securities
After ten years	7,661	5,072	1.38%
Total pooled trust preferred securities	7,661	5,072	1.38%
Total investment securities held-to-maturity	11,366	9,019	2.27%

Total investment securities	$261,359	$280,922	3.77%

(1) Based on contractual maturities.

(2) Yields for tax-exempt municipal securities are not reported on a tax-equivalent basis.

We complete reviews for other-than-temporary impairment at least quarterly.  As of September 30, 2013, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At September 30, 2013, 98% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $2.7 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At September 30, 2013, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

Our held-to-maturity portfolio includes investments in four pooled trust preferred securities, totaling $7.1 million of par value at September 30, 2013.  The collateral underlying these structured securities are instruments issued by financial institutions or insurers.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  One security has a composite rating of AA-, one security has a composite rating of A-, and two securities have a composite rating of BBB+.  Observable trading activity remains limited for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the four securities, and concluded that these securities are not other-than-temporarily impaired.  We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.  Significant judgment is involved in the evaluation of other-than-

temporary impairment.  We do not intend to sell nor do we believe it is probable that we will be required to sell these pooled trust preferred securities prior to the recovery of our investment.

In one of the pooled trust preferred securities issues, 53% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $177 million of the remaining $267 million, or 66% of the performing collateral defaulted or deferred payment.  In another of the pooled trust preferred securities issues, 53% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $154 million of the remaining $255 million, or 60% of the performing collateral defaulted or deferred payment.  In the third of the pooled trust preferred securities issues, 73% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $141 million of the remaining $156 million, or 91% of the performing collateral defaulted or deferred payment.  In the fourth of the pooled trust preferred securities issues, 68% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $246 million of the remaining $281 million, or 88% of the performing collateral defaulted to deferred payment.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio as of September 30, 2013 and December 31, 2012, and we do not continue to hold investment securities for which we previously recognized other-than-temporary impairment.

We hold $13.3 million in FHLB stock at September 30, 2013, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $1.96 billion and $1.80 billion at September 30, 2013 and December 31, 2012, respectively.  See the following table for details on the loans receivable portfolio. Loans held for sale at September 30, 2013 were $323.3 million compared to $785.8 million at December 31, 2012.  The decrease in our loans held for sale balances at September 30, 2013 compared to December 31, 2012 is directly attributable to the decrease in loan origination volume during the third quarter of 2013.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At September 30, 2013 and December 31, 2012

(In thousands)

	September 30, 2013		December 31, 2012

Commercial and industrial	$207,729	10.56%	$222,961	12.35%
Real estate - commercial	999,128	50.79%	827,243	45.80%
Real estate - construction	353,241	17.96%	373,717	20.69%
Real estate - residential	294,105	14.95%	260,352	14.42%
Home equity lines	109,125	5.55%	117,647	6.51%
Consumer	3,818	0.19%	4,204	0.23%

Gross loans	$1,967,146	100.00%	1,806,124	100.00%

Net deferred (fees) costs	(3,627)		(2,695)
Less: allowance for loan losses	(27,392)		(27,400)

Loans receivable, net	$1,936,127		$1,776,029

Deposits

Total deposits were $2.08 billion at September 30, 2013 compared to $2.24 billion at December 31, 2012. During 2013, we have seen increases in our non-interest bearing checking products, interest checking, money market checking, and decreases in savings deposits and certificates of deposit. The decreases in certificates of deposit are primarily a result of the decrease in brokered certificates of deposit at September 30, 2013 compared to December 31, 2012.  See the following table for details on certificates of deposit with balances of $100,000 or more.

We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).   CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At September 30, 2013 and December 31, 2012, we had $30.6 million and $293.6 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The decrease in our CDARS deposits is primarily due to our repayment of obligations the Company had in the network’s one-way buy program.  Brokered certificates of deposit not in the CDARS network were $227.7 million and $323.0 million at September 30, 2013 and December 31, 2012, respectively. We use this type of funding to lock in low cost term funding to support mortgage loans we originate and intend to sell.  As loans held for sale decreased during 2013, our levels of brokered CDs decreased as well.

Certificates of Deposit of $100,000 or More

At September 30, 2013

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$47,024	$11,289	$58,313
Over three months through six months	54,952	1,067	56,019
Over six months through twelve months	69,407	1,483	70,890
Over twelve months	91,137	45,489	136,626
	$262,520	$59,328	$321,848

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds decreased $37.0 million to $355.3 million at September 30, 2013, compared to $392.3 million at December 31, 2012.  FHLB advances remained at $215.0 million at each of September 30, 2013 and December 31, 2012.  Customer repurchase agreements increased $13.0 million to $119.7 million at September 30, 2013 compared to $106.7 million at December 31, 2012.  We had no federal funds purchased outstanding at September 30, 2013 compared to $50.0 million at December 31, 2012.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At September 30, 2013

(In thousands)

		Amount
	Interest Rate	Outstanding
Other short-term borrowed funds:
Customer repurchase agreements	0.16%	$119,702
Total other short-term borrowed funds and weighted average rate	0.16%	$119,702
Other borrowed funds:
Trust preferred	3.44%	$20,619
FHLB advances - long term	4.45%	215,000
Other borrowed funds and weighted average rate	4.36%	$235,619

Total other borrowed funds and weighted average rate	2.95%	$355,321

Shareholders’ Equity

Shareholders’ equity at September 30, 2013 was $316.9 million compared to $308.1 million at December 31, 2012, an increase of $8.8 million, or 3%. The increase in shareholders’ equity at September 30, 2013 compared to December 31, 2012 is primarily attributable to net income of $20.0 million for the nine months ended September 30, 2013 less dividends of $5.1 million that were declared during 2013.  In addition, accumulated other comprehensive income decreased $7.4 million for the nine months ended September 30, 2013 as a result of the recent increase in interest rates.  Book value per share at September 30, 2013 was $10.46 compared to $10.19 at December 31, 2012. Tangible book value per share (which is book value per share less goodwill and other intangible assets) at September 30, 2013 was $10.13 compared to $9.85 at December 31, 2012.

Business Segment Operations

We provide banking and non-banking financial services and products through our subsidiaries. We operate in three business segments, commercial banking, mortgage banking and wealth management services.  As of June 30, 2013, we merged operations of our trust division and Wilson/Bennett into CWS, both of which had been included in the wealth management services segment.  In addition, as of June 30, 2013, we merged operations of Cardinal First Mortgage, LLC, and merged this subsidiary into George Mason.  Results for the three and nine months ended September 30, 2013 include the operations of these subsidiaries prior to their closure.

Commercial Banking

The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment also provides customers with various deposit products including demand deposit accounts, savings accounts and certificates of deposit.

For the three months ended September 30, 2013, the commercial banking segment recorded net income of $8.6 million compared to $8.2 million for the same period of 2012.  For the nine months ended September 30, 2013, the commercial banking segment recorded net income of $26.1 million compared to $20.4 million for the same period of 2012.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At September 30, 2013, total assets for this segment were $2.76 billion, loans receivable, net of deferred fees and costs, were $1.96 billion and total deposits were $2.08 billion. At September 30, 2012, total assets for this segment were $2.77 billion, loans receivable, net of deferred fees and costs, were $1.72 billion and total deposits were $2.18 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason. During the second quarter of 2013, Cardinal First Mortgage, LLC was merged into George Mason.  George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended September 30, 2013 and 2012, the mortgage banking segment recorded a net loss of $4.9 million and net income of $7.0 million, respectively.  For the nine months ended September 30, 2013 and 2012, the mortgage banking segment recorded a net loss of $3.6 million and net income of $14.0 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At September 30, 2013, total assets for this segment were $335.3 million; loans held for sale were $361.1 million and mortgage funding checks were $10.1 million. At September 30, 2012, total assets for this segment were $582.7 million; loans held for sale were $802.0 million and mortgage funding checks were $83.8 million.

Wealth Management Services

The wealth management services segment provides investment and financial services to businesses and individuals, including financial planning, retirement/estate planning, and investment management.  As mentioned previously, prior to June 30, 2013, the Bank had a trust division, Cardinal Trust and Investment Services which merged remaining operations into CWS as of June 30, 2013.   In addition, as of June 30, 2013, Wilson/Bennett Capital Management, Inc., formerly the Company’s second nonbank subsidiary, merged operations into CWS.  During the second quarter of 2013, we exited the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage this platform.  As a result of our reorganization of the wealth management business segment, the majority of the remaining personal and commercial trust area of this business consolidated into CWS.  In addition, the remaining Wilson/Bennett clients are now serviced on the CWS platform beginning in the third quarter of 2013.  Results for the three and nine months ended September 30, 2013 include the operations of these subsidiaries.

For the three months ended September 30, 2013 and 2012, the wealth management services segment recorded net income of $61,000 and a net loss of $48,000, respectively.  For the nine months ended September 30, 2013 and 2012, the wealth management services segment recorded a net loss of $218,000 and a net loss of $40,000, respectively. See “Statements of

Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At September 30, 2013, total assets were $2.2 million and managed and custodial assets were $203 million. At September 30, 2012, total assets were $561,000 and managed and custodial assets were $3.0 billion.   The decrease in managed and custodial assets at September 30, 2013 compared to a year ago is a direct result of our wealth management reorganization.

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

At September 30, 2013, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 12.21% and 13.28%, respectively. At December 31, 2012, our Tier 1 and total risk-based capital ratios were 11.94% and 13.04%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The increase in our risk-based capital ratios was a result of the increase in shareholders’ equity at September 30, 2013 compared to December 31, 2012 and a decrease in certain risk weighted assets, mostly loans held for sale.

The following table provides additional information pertaining to our capital ratios.

Capital Components

At September 30, 2013 and December 31, 2012

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Cardinal Financial Corporation (Consolidated):
At September 30, 2013
Total risk-based capital	$344,774	13.28%	$207,715	>	8.00%	$259,644	>	10.00%
Tier I risk-based capital	317,060	12.21%	103,857	>	4.00%	155,786	>	6.00%
Leverage capital ratio	317,060	11.50%	110,320	>	4.00%	137,900	>	5.00%

At December 31, 2012
Total risk-based capital	$328,547	13.04%	$201,530	>	8.00%	$251,913	>	10.00%
Tier I risk-based capital	300,732	11.94%	100,765	>	4.00%	151,148	>	6.00%
Leverage capital ratio	300,732	10.49%	114,693	>	4.00%	143,366	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Cardinal Bank:
At September 30, 2013
Total risk-based capital	$336,420	13.05%	$206,311	>	8.00%	$257,889	>	10.00%
Tier I risk-based capital	308,706	11.97%	103,156	>	4.00%	154,733	>	6.00%
Leverage capital ratio	308,706	11.25%	109,767	>	4.00%	137,209	>	5.00%

At December 31, 2012
Total risk-based capital	$315,511	12.59%	$200,440	>	8.00%	$250,550	>	10.00%
Tier I risk-based capital	287,695	11.48%	100,220	>	4.00%	150,330	>	6.00%
Leverage capital ratio	287,695	10.08%	114,196	>	4.00%	142,745	>	5.00%

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At September 30, 2013 and December 31, 2012, we had $30.6 million and $293.6 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The decrease in our CDARS deposits is primarily due to our repayment of obligations the Company had in the network’s one-way buy program.  Brokered certificates of deposit not in the CDARS network were $227.7 million and $323.0 million at September 30, 2013 and December 31, 2012, respectively. We chose not to replace brokered certificates of deposit that matured during 2013 as a result of the decrease in our loans held for sale portfolio.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $416.3 million at September 30, 2013 or 14.8% of total assets. We held investments that are classified as held-to-maturity in the amount of $9.8 million at September 30, 2013. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at September 30, 2013 was $335.5 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $94.2 million at September 30, 2013. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable.

The required payments under such obligations are detailed in the following table.

Contractual Obligations

At September 30, 2013

(In thousands)

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$486,895	$264,911	$169,293	$50,092	$2,599

Brokered certificates of deposit	286,125	158,117	93,779	34,229	—

Advances from the Federal Home Loan Bank of Atlanta	215,000	—	40,000	145,000	30,000

Trust preferred securities	20,619	—	—	—	20,619

Operating lease obligations	37,440	7,851	12,353	7,506	9,730

Total	$1,046,079	$430,879	$315,425	$236,827	$62,948

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

At September 30, 2013 and December 31, 2012, commitments to extend credit were $1.20 billion and $1.25 billion, respectively.  Standby letters of credit were $31.7 million and $36.5 million at September 30, 2013 and December 31, 2012, respectively. Commitments to extend credit of $351.0 million as of September 30, 2013 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $481.7 million as of December 31, 2012.  The increase in mortgage loan funding commitments is related to the increased origination production which occurred at our mortgage banking subsidiaries.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  We have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors.  As a result, we receive a limited number of additional claims.  As of September 30, 2013, the reserve for loan repurchases had a balance of $261,000.

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

At September 30, 2013, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.3% in a down 100 basis point scenario and would increase by no more than 0.3% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 2.8% in a down 100 basis point scenario and would increase by no more than 1.5% in an up 200 basis point scenario.

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

At September 30, 2013, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.3% in a down 100 basis point scenario and would increase by no more than 0.3% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 2.8% in a down 100 basis point scenario and would increase by no more than 1.5% in an up 200 basis point scenario.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)          For the three months ended September 30, 2013, we did not purchase shares of our common stock.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

2.1	Agreement and Plan of Reorganization, dated as of September 9, 2013, between Cardinal Financial Corporation and United Financial Banking Companies, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2013	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2013	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of September 9, 2013, between Cardinal Financial Corporation and United Financial Banking Companies, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).