Form 10-K
period 2013-12-31
CARDINAL FINANCIAL CORP
filed 2014-03-14
CIK 1060523

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2013: $427,113,377.

         The number of shares outstanding of Common Stock, as of March 13, 2014, was 31,958,577.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

        We own Cardinal Bank (the "Bank"), a Virginia state-chartered community bank with 29 banking offices located in Northern Virginia, Maryland and the greater Washington, D.C. metropolitan area. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

        Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC ("George Mason") and retail securities brokerage through Cardinal Wealth Services, Inc. ("CWS"). We had a second mortgage subsidiary, Cardinal First Mortgage, LLC ("Cardinal First") that was merged into George Mason as of June 30, 2013. In addition, we reorganized our wealth management business segment and as a result the operations of the Bank's trust division, Cardinal Trust and Investment Services, merged into CWS and Wilson/Bennett Capital Management, Inc., formerly our second nonbank subsidiary, merged into CWS, all as of June 30, 2013.

        On January 16, 2014, we announced the completion of our acquisition of United Financial Banking Companies, Inc. ("UFBC"), the holding company of The Business Bank ("TBB"), pursuant to a previously announced definitive merger agreement. The merger of UFBC into Cardinal was effective January 16, 2014. Under the terms of the merger agreement, UFBC shareholders received $19.13 in cash and 1.154 shares of our common stock in exchange for each share of UFBC common stock they owned immediately prior to the merger. TBB, which was headquartered in Vienna, Virginia, merged into Cardinal Bank effective March 8, 2014 adding eight (8) banking locations in northern Virginia, one of the Company's target markets.

        George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through 20 offices located throughout the metropolitan Washington, D.C. region. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $5.8 billion in 2013 and $6.6 billion in 2012, excluding advances on construction loans and including loans purchased from other mortgage banking companies owned by local home builders but managed by George Mason. George Mason sells its mortgage loans to third party investors servicing released. The profitability of George Mason is cyclical as loan production levels are sensitive to changes in the level of interest rates and changes in local home buying activity, which may be seasonal or may be caused by tightening credit conditions or a deteriorating local economy.

        George Mason offers a construction-to-permanent loan program. This program provides variable rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market. These construction-to-permanent loans generate fee income as well as net interest income for George Mason and are classified as loans held for sale.

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

Growth Strategy

        We believe that the strong demographic characteristics of our market and the relative strength of the metropolitan Washington, D.C. area, particularly Northern Virginia, provide a significant opportunity to continue building a successful community-focused banking franchise. We intend to continue to expand our business through internal growth, as well as selective geographic expansion through de novo banking offices and/or acquisition, while maintaining strong asset quality and achieving increasing profitability. The strategy for achieving these objectives includes the following:

        Capitalize on the current market conditions.    As the banking industry continues to restrict lending based on industry-wide asset quality limitations and capital constraints, we believe we are well positioned to take advantage of this void based on our strong balance sheet. We continue to see increased opportunities to grow our loan portfolio and benefit from demand by high quality borrowers, particularly well established business owners, including multi-generational businesses, seeking the safe and consistent reliable delivery of service that we are able to provide.

        Penetrate our existing markets and further improve our branch positioning.    We intend to continue to penetrate our existing markets with increased business development efforts by adding experienced bankers in communities that present attractive growth opportunities within Northern Virginia and other markets in the greater Washington, D.C. metropolitan area. We expect to continue to have opportunities to acquire or lease former branch sites from other financial institutions. As we have done in the past, we may acquire additional sites prior to planned branch openings when we believe the sites are attractive and are available on favorable terms. Because the opening of each new branch increases our operating expenses, we intend to stage future branch openings in an effort to minimize the impact of these expenses on our results of operations. We also leverage the office expansion of George Mason through entering new markets such as the Richmond and Virginia Beach areas of the Commonwealth of Virginia.

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

        Expand our lending activities.    As of December 31, 2013, we have increased our legal lending limit to over $51.5 million as a result of retained earnings and our successful capital raise efforts during 2009. The increase in our legal lending limit allows us to further expand our commercial and real estate lending activities. It also improves our ability to seek business from larger government contractors, businesses who we believe are conservatively operated and well capitalized residential homebuilders. According to George Mason University's Center for Regional Analysis ("GMU-CRA"), federal procurement outlays in the greater Washington region declined 8.4% from 2010 to 2012. Federal procurement decreased from $80 billion in 2011 to $75.6 billion for 2012. Prospectively, procurement funds are expected to fall by about 2.3% to 17.4% in the greater Washington region's economy by 2015. During 2013, sequestration was not a significant event within our local economy as had been expected. In addition, the federal spending cuts that occurred during 2013 were less than those that occurred during 2012. However, further scheduled federal budget cuts could significantly impact the economy in Greater Washington Metropolitan region. Economic impact could be in the form of a possible increase in unemployment in our region and restricted business development growth as companies adjust to the decreased levels of federal spending, all of which could decrease the growth in certain segments of our loan portfolio. It may also be credit quality of a portion of our loan portfolio that is dependent upon revenues from the federal government as a source of repayment. Our goal is to aggressively grow our loan portfolio while maintaining superior asset quality through conservative underwriting practices as we operate in this challenging economic environment.

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

Market Area

        We consider our primary target market to include the Virginia counties of Arlington, Fairfax, Loudoun, Prince William, and Stafford and the cities of Alexandria, Fairfax, Falls Church, Fredericksburg, Manassas and Manassas Park; Washington, D.C. and Montgomery County in Maryland. In addition to our primary market, we consider the Virginia counties of Spotsylvania, Culpeper and Fauquier and the Maryland county of Prince George's as secondary markets and the remaining Greater Washington Metropolitan area as a tertiary market. In addition, the metropolitan statistical areas of Richmond, Charlottesville, and Virginia Beach as well as Rappahannock, Madison, and Orange counties in Virginia plus the metropolitan statistical areas of Baltimore-Towson and California-Lexington Park in Maryland are also considered tertiary markets. We will, however, consider expansion into other areas if we believe such expansion will strengthen the Company by diversifying our customer base and sources of revenue and be accretive to earnings within a reasonable time frame.

        Based on 2012 estimates released by the U.S. Census Bureau, the population of the greater Washington metropolitan area was approximately 5.86 million people, the seventh largest statistical area in the country. The median annual household income for this area in 2013 was approximately $105,900, which makes it one of the wealthiest regions in the country. For 2013, based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor, the unemployment rate for the greater Washington metropolitan area was approximately 5.1%, compared to a national unemployment rate of 6.7%. As of June 30, 2013, total deposits in this area were approximately $188 billion as reported by the Federal Deposit Insurance Corporation ("FDIC").

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

        Of the $188 billion in bank deposits in the greater Washington region at June 30, 2013, approximately 84% were held by banks that are either based outside of the greater Washington region or are operating wholesale banks that generate deposits nationally. Excluding institutions based outside our region, we have grown to the fifth largest financial institution headquartered in the greater Washington region as measured by total deposits. By providing competitive products and more personalized service and being actively involved in our local communities, we believe we can continue to increase our share of this deposit market.

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

        The principal business of George Mason, is to originate residential loans for sale into the secondary market on a best efforts basis. These loans are closed and serviced by George Mason on an interim basis pending their ultimate sale to a permanent investor. The mortgage subsidiary funds these loans through a line of credit from Cardinal Bank and cash available through its own operations. George Mason's income on these loans is generated from the fees it charges its customers, the gains it recognizes upon the sales of loans and the interest income it earns prior to the delivery of the loan to the investor. Costs associated with these loans are primarily comprised of salaries and commissions paid to loan originators and support personnel, interest expense incurred on funds borrowed to hold the loans pending sale and other expenses associated with the origination of the loans. In addition, George Mason generates management fee income by providing specific services to other mortgage banking companies owned by local home builders.

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

        The mortgage banking segment's business is both cyclical and seasonal. The cyclical nature of its business is influenced by, among other things, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy. Historically, the mortgage banking segment has its lowest levels of quarterly loan closings during the first quarter of the year. However, due to a significant increase in interest rates during the third quarter of 2013 and subsequent increase in competition with other mortgage banking entities for loan originations, we saw a decrease in mortgage loan originations during the third and fourth quarter of 2013 as compared to prior quarters and prior years. In addition, the increase in mortgage interest rates decreased refinancing activity for George Mason as it did for other mortgage banking entities, and contributed to our decreased loan origination activity for the full 2013 year as compared to 2012.

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

Lending

        We offer a full range of short to long-term commercial, real estate and consumer lending products and services, which are described in further detail below. We have established target percentage goals for each type of loan to insure adequate diversification of our loan portfolio. These goals, however, may change from time to time as a result of competition, market conditions, employee expertise, and other factors. Commercial and industrial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 11%, 51%, 18%, 14%, 5% and 1%, respectively of our loan portfolio at December 31, 2013.

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

        Residential Mortgage Loans.    Residential mortgage loans are originated by Cardinal Bank and George Mason. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by the residences of borrowers. Second mortgage and home equity lines of credit are used for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates, with maturities ranging from three months to thirty years.

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

        We offer Cardinal Mobile Banking to our customers. Customers who sign up for this service can access their accounts from any internet-enabled mobile device. Customers can check their balance, view account activity, make deposits to their account through Mobile Deposit, transfer funds between deposit accounts, and may pay their bill online. Cardinal Mobile Banking is encrypted using the Wireless Transport Layer Security (WTLS) protocol, which provides the highest level of security available today. Additionally, all data that passes between the wireless gateway and Cardinal Bank's web servers is encrypted using Secure Socket Layer (SSL).

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

Employees

        At December 31, 2013, we had 809 full-time equivalent employees. None of our employees are represented by any collective bargaining unit. We believe our relations with our employees are good.

Government Supervision and Regulation

General

        As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare and pay to us. Our bank subsidiary is also subject to various consumer and compliance laws. As a state-chartered bank, the Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission. The Bank and its' subsidiary, George Mason, are also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation.

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

        We are a legal entity separate and distinct from Cardinal Bank, CWS, and Cardinal Statutory Trust I. Virtually all of our cash revenues will result from dividends paid to us by our bank subsidiary and interest earned on short term investments. Our bank subsidiary is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings. Additionally, our bank subsidiary may declare a dividend out of undivided earnings, but not if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the FDIC. Our bank subsidiary may not declare or pay any dividend if, after making the dividend, the bank would be "undercapitalized," as defined in the banking regulations.

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

        In 2013, the CFPB adopted a rule, effective in January 2014, to implement certain sections of the Dodd-Frank Act requiring creditors to make a reasonable, good faith determination of a consumer's ability to repay any closed-end consumer credit transaction secured by a 1-4 family dwelling. The rule also establishes certain protections from liability under this requirement to ensure a borrower's ability to repay for loans that meet the definition of "qualified mortgage." Loans that satisfy this "qualified mortgage" safe harbor will be presumed to have complied with the new ability-to-repay standard.

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

        The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered "well-capitalized" at December 31, 2013 and, in addition, our bank subsidiary maintained sufficient capital to remain in compliance with capital requirements and is considered "well-capitalized" at December 31, 2013.

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

        In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to us. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Financial Reform Act. The final rule includes new minimum risk-based capital and leverage ratios which will be effective for us on

January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%.

        The final rule also establishes a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

        The final rule also provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets related to temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

        The final rule prescribes a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

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

Federal Reserve System

        In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts and demand deposit accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements. Effective January 1, 2014, the first $13.3 million of balances will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction account balances over $13.3 million to and including $89.0 million. A 10% reserve ratio will be applied to amounts in net transaction account balances in excess of $89.0 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of our interest-earning assets. Beginning October 2008, the Federal Reserve Banks pay financial institutions interest on their required reserve balances and excess funds deposited with the Federal Reserve. The interest rate paid is the targeted federal funds rate.

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

  •
  Allowing depository institutions to pay interest on business demand deposits effective July 21, 2011;

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

        On December 10, 2013, the Office of the Comptroller of the Currency, the FDIC, the Board of Governors of the Federal Reserve System, the SEC, and the Commodity Futures Trading Commission (collectively, "the Agencies"), released final rules (the "Final Rules") to implement Section 619 of the Financial Reform Act, commonly known as the "Volcker Rule". The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with hedge funds or private equity funds (referred to in the Final Rules as a covered fund), subject to certain exemptions. The Final Rules impact certain investments held by banks in collateralized debt obligations backed by trust preferred securities, which may constitute ownership interests in covered funds as those terms are defined in the Final Rules. On January 14, 2014, an interim rule was issued by the federal banking regulators to exempt certain of these trust preferred securities from the covered fund definition as issued in the Final Rules.

        We own four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio. Based on the interim rule, only two of the four investments were exempt from the covered fund definition. For the two investments that were not exempt as a result of the interim rule, we will be required to divest our investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule on July 21, 2015. As a result of this new regulation, these two investments which have a par value of $3.1 million at December 31, 2013, were reclassified to the available-for-sale investment securities portfolio and an other-than-temporary impairment of $300,000 was recognized as of December 31, 2013 as we no longer have the ability to hold until recovery.

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

        In recent years during the financial crisis, dramatic declines in the housing market, with falling home prices and increases foreclosure rates, followed by unemployment and under-employment, negatively impacted the credit performance of real estate related loans and consumer loans and resulted in significant write-downs of asset values by financial institutions. These write-downs spread to other securities and loans and have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reduction of business activity generally. While we have seen an improvement in economic trends, future economic pressure on consumers may adversely affect our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the adverse effects of these current market conditions on us and others in the financial institutions industry.

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

Our mortgage banking revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, a slowdown in the housing market, any of which could adversely impact our profits.

        Recently, we have significantly expanded our mortgage banking operations by adding mortgage loan officers and support staff, and this segment has become a larger portion of our consolidated business. Maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Loan production levels may also suffer if we experience a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by less refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our net income. In addition, the effect of any such slowdown in volume on our net income could be exacerbated by accounting rules which require mortgage revenues to be realized prior to certain associated expenses. See Note 2(p) to our consolidated financial statements for a summary of this accounting policy.

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

        In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to us. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Financial Reform Act. The final rule includes new minimum risk-based capital and leverage ratios which will be effective for us on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories.

        The application of these more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect our future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements.

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

Our potential inability to integrate companies we may acquire in the future could have a negative effect on our expenses and results of operations.

        On occasion, we may engage in a strategic acquisition when we believe there is an opportunity to strengthen and expand our business. To fully benefit from such acquisition, however, we must integrate the administrative, financial, lending, and retail functions of the acquired company. If we are unable to successfully integrate an acquired company, our financial condition, results of operations and capital may be negatively affected. Completed acquisitions may also lead to significant unexpected liabilities.

We have goodwill and other intangibles that may become impaired, and thus result in a charge against earnings.

        At December 31, 2013, we had $10.1 million of goodwill related to the George Mason acquisition. Goodwill and other intangibles are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred.

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

        The subprime mortgage market dislocation which occurred in prior years has impacted the ratings of certain monoline insurance providers which, in turn, has affected the pricing of certain municipal securities and the liquidity of the short term public finance markets. We have some exposure to monolines and, as a result, are continuing to monitor this exposure. Additionally, unfavorable economic or political conditions and changes in government policy could impact the operating budgets or credit ratings of U.S. States and U.S. municipalities and expose us to credit risk.

        On December 10, 2013, the Office of the Comptroller of the Currency, the FDIC, the Board of Governors of the Federal Reserve System, the SEC, and the Commodity Futures Trading Commission (collectively, "the Agencies"), released final rules (the "Final Rules") to implement Section 619 of the Financial Reform Act, commonly known as the "Volcker Rule". The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with hedge funds or private equity funds (referred to in the Final Rules as a covered fund), subject to certain exemptions. The Final Rules impact certain investments held by banks in collateralized debt obligations backed by trust preferred securities, which may constitute ownership interests in covered funds as those terms are defined in the Final Rules. On January 14, 2014, an interim rule was issued by the federal banking regulators to exempt certain of these trust preferred securities from the covered fund definition as issued in the Final Rules.

        We own four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio. Based on the interim rule, only two of the four investments were exempt from the covered fund definition. For the two investments that were not exempt as a result of the interim rule, we will be required to divest our investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule on July 21, 2015. As a result of this new regulation, these two investments which have a par value of $3.1 million at December 31, 2013, were reclassified to the available-for-sale investment securities portfolio and an other-than-temporary impairment of $300,000 was recognized as of December 31, 2013 as we no longer have the ability to hold until recovery.

        The par value of the two pooled trust preferred securities still classified as held-to-maturity totaled $4.0 million at December 31, 2013. The collateral underlying these structured securities are instruments issued by financial institutions. We own the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. One security has a composite rating of A- and the other security has a composite rating of BBB+. Observable trading activity remains limited for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired. However, if there are additional deferrals or defaults that impact the contractual cash flows within the tranches we own, we may be required to record an other-than-temporary impairment related to these securities, which could adversely affect our results of operations and financial condition.

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

        At December 31, 2013, our portfolio of commercial and industrial and commercial real estate (including construction) totaled $1.63 billion, or 80% of total loans. We plan to continue to emphasize the origination of loans to small and medium-sized businesses as well as government contractors, professionals, such as physicians, accountants and attorneys, and commercial real estate developers and builders, which generally exposes us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and cash flows of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan. In addition, these small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected. This concentration also exposes us more to the market risks of real estate sales leasing and other activity in the areas we serve. An adverse change in local real estate conditions and markets could materially adversely affect the values of our loans and the real estate held as collateral for such loans, and materially affect our results of operations and financial condition.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Cardinal Bank, excluding its George Mason subsidiary, conducts its business from 29 branch offices. Nine of these facilities are owned and 20 are leased. Leased branch banking facilities range in size from 457 square feet to 9,000 square feet. Our leases on these facilities expire at various dates through 2023, and all but three of our leases have renewal options. Sixteen of our branch banking locations have drive-up banking capabilities and all have ATMs.

        Cardinal Wealth Services, Inc. conducts its business from one of Cardinal Bank's branch facilities.

        George Mason conducts its business from 20 leased facilities which range in size from 1,425 square feet to 38,315 square feet. The leases have various expiration dates through 2019 and 14 of their 19 locations have renewal options.

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

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market Price for Common Stock and Dividends.    Our common stock is currently listed for quotation on the Nasdaq Global Select Market under the symbol "CFNL." As of March 4, 2014, our common stock was held by 599 shareholders of record. In addition, we estimate that there were 6,954 beneficial owners of our common stock who own their shares through brokers or banks.

        The high and low sale prices per share for our common stock for each quarter of 2013 and 2012 as reported on the market at the time and dividends declared during those periods were as follows:

Periods Ended	High	Low	Dividends
2012
First Quarter	$11.92	$10.28	$0.03
Second Quarter	12.50	10.98	0.04
Third Quarter	14.79	12.05	0.04
Fourth Quarter	16.66	13.13	0.09
2013
First Quarter	$18.40	$15.73	$0.06
Second Quarter	18.33	14.40	0.06
Third Quarter	18.19	14.65	0.06
Fourth Quarter	18.52	16.08	0.08

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

        Since the inception of the program, we have purchased 477,608 shares of our common stock at a total cost of $4.1 million. All of these shares have been cancelled and retired. No shares were repurchased during 2013.

        Stock Performance Graph.    The graph set forth below shows the cumulative shareholder return on the Company's Common Stock during the five-year period ended December 31, 2013, as compared with: (i) an overall stock market index, the NASDAQ Composite; and (ii) a published industry index, the SNL Bank Index. The stock performance graph assumes that $100 was invested on December 31, 2008 in our common stock and each of the comparable indices and that dividends were reinvested.

Total Return Performance

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Cardinal Financial Corporation	100.00	154.42	207.11	193.38	297.88	333.46
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank	100.00	98.97	110.90	85.88	115.90	159.12

Item 6.    Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data:
Interest income	$114,115	$115,050	$102,878	$96,633	$86,742
Interest expense	21,770	24,047	23,716	27,588	36,200

Net interest income	92,345	91,003	79,162	69,045	50,542
Provision for loan losses	(32)	7,123	6,910	10,502	6,750

Net interest income after provision for loan losses	92,377	83,880	72,252	58,543	43,792
Non-interest income	29,911	63,392	34,333	27,389	23,348
Non-interest expense	84,603	79,317	64,465	59,469	52,427

Net income before income taxes	37,685	67,955	42,120	26,463	14,713
Provision for income taxes	12,175	22,658	14,122	8,021	4,388

Net income	$25,510	$45,297	$27,998	$18,442	$10,325

Balance Sheet Data:
Total assets	$2,894,230	$3,039,187	$2,602,716	$2,072,018	$1,976,185
Loans receivable, net of fees	2,040,168	1,803,429	1,631,882	1,409,302	1,293,432
Allowance for loan losses	27,864	27,400	26,159	24,210	18,636
Loans held for sale	373,993	785,751	529,500	206,047	179,469
Total investment securities	359,686	286,420	310,543	344,984	378,753
Total deposits	2,058,859	2,243,758	1,775,260	1,403,725	1,297,005
Other borrowed funds	475,232	392,275	510,385	389,586	427,579
Total shareholders' equity	320,532	308,066	257,817	222,902	204,507
Common shares outstanding	30,333	30,226	29,199	28,770	28,718
Per Common Share Data:
Basic net income	$0.83	$1.53	$0.95	$0.63	$0.38
Fully diluted net income	0.82	1.51	0.94	0.62	0.37
Book value	10.57	10.19	8.83	7.75	7.12
Tangible book value(1)	10.23	9.85	8.47	7.38	6.64
Performance Ratios:
Return on average assets	0.92%	1.70%	1.27%	0.92%	0.57%
Return on average equity	7.96	16.02	11.58	8.44	5.53
Dividend payout ratio	0.27	0.13	0.12	0.12	0.10
Net interest margin(2)	3.52	3.61	3.81	3.68	2.94
Efficiency ratio(3)	69.20	51.37	56.80	61.67	70.95
Non-interest income to average assets	1.07	2.37	1.56	1.37	1.29
Non-interest expense to average assets	3.04	2.97	2.92	2.98	2.89
Loans receivable, net of fees to total deposits	99.09	80.38	91.92	100.40	99.72
Asset Quality Ratios:
Net charge-offs to average loans receivable, net of fees	(0.03)%	0.35%	0.34%	0.37%	0.22%
Nonperforming loans to loans receivable, net of fees	0.11	0.42	0.91	0.53	0.05
Nonperforming loans to total assets	0.08	0.25	0.57	0.36	0.04
Allowance for loan losses to nonperforming loans	1,204.15	359.30	176.45	320.03	2,677.59
Allowance for loan losses to loans receivable, net of fees	1.37	1.52	1.60	1.72	1.44
Capital Ratios:
Tier 1 risk-based capital	11.85%	11.94%	11.29%	12.67%	12.97%
Total risk-based capital	12.89	13.04	12.49	14.06	14.15
Leverage capital ratio	11.70	10.49	10.14	10.82	11.03
Other:
Average shareholders' equity to average total assets	11.52%	10.59%	10.95%	10.93%	10.31%
Average loans receivable, net of fees to average total deposits	86.91	83.43	93.27	96.28	97.57
Average common shares outstanding:
Basic	30,687	29,654	29,401	29,123	27,186
Diluted	31,077	29,996	29,784	29,608	27,674

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2013 and 2012 and the results of our operations for the years ended December 31, 2013, 2012 and 2011. The discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

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

  •
  decrease in the volume of loan originations at our mortgage banking subsidiary as a result of the cyclical nature of mortgage banking, changes in interest rates, economic conditions, decreased economic activity, and slowdowns in the housing market which would negatively impact the income recorded on the sales of loans held for sale.

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

  •
  legislative and regulatory changes, including the Financial Reform Act and implementation of the Volcker Rule, and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in scope and cost of FDIC insurance and other coverages;

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

  •
  risks and uncertainties related to trust operations;

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

        On January 16, 2014, we announced the completion of our acquisition of United Financial Banking Companies, Inc. ("UFBC"), the holding company of The Business Bank ("TBB"), pursuant to a previously announced definitive merger agreement. The merger of UFBC into Cardinal was effective January 16, 2014. Under the terms of the merger agreement, UFBC shareholders received $19.13 in cash and 1.154 shares of our common stock in exchange for each share of UFBC common stock they owned immediately prior to the merger. TBB, which was headquartered in Vienna, Virginia, merged into Cardinal Bank effective March 8, 2014 adding eight (8) banking locations in northern Virginia, one of the Company's target markets.

        We own Cardinal Bank (the "Bank"), a Virginia state-chartered community bank with 29 banking offices located in Northern Virginia and the greater Washington, D.C. metropolitan area. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

        Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC ("George Mason") and retail securities brokerage though Cardinal Wealth Services, Inc. ("CWS").

        Prior to June 30, 2013, the Bank had a trust division, Cardinal Trust and Investment Services. This division merged its remaining operations as of June 30, 2013 into CWS. In addition, as of June 30, 2013, Wilson/Bennett Capital Management, Inc., formerly the Company's second nonbank subsidiary, merged its operations into CWS. During the second quarter of 2013, we exited the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage this platform. As a result of our reorganization of the wealth management business segment, the remaining personal and commercial trust area of this business consolidated into CWS. In addition, the remaining Wilson/Bennett clients begin to be serviced on the CWS platform in the third quarter of 2013. Results for the year ended December 31, 2013 include six months of operations of these subsidiaries.

        We had a second mortgage subsidiary, Cardinal First Mortgage, LLC ("Cardinal First") based in Fairfax, Virginia, but as of June 30, 2013, this subsidiary merged into George Mason to improve operational efficiency. Results for the year ended December 31, 2013 include six months of operations of these subsidiaries.

        George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through 20 offices located throughout the metropolitan Washington region. George Mason does business in eight states, primarily Virginia and Maryland, and the District of Columbia. George Mason is one of the largest residential mortgage originators in the greater Washington, D.C. metropolitan area, generating originations of approximately $5.8 billion in 2013 and $6.6 billion in 2012, excluding advances on construction loans and including loans purchased from other mortgage banking companies which are owned by local home builders but managed by George Mason (the "managed companies"). George Mason's primary sources of revenue include loan origination fees, net interest income earned on loans held for sale, gains on sales of loans and contractual management fees earned relating to services provided to other mortgage companies owned by local home builders. At the time we enter into an interest rate lock arrangement with the borrower, we enter into a loan forward sale commitment with a third party. Our mortgage loans are then sold servicing released.

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

        The mortgage banking segment's business is both cyclical and seasonal. The cyclical nature of its business is influenced by, among other factors, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy. Historically, the mortgage banking segment has its lowest levels of quarterly loan closings during the first quarter of the year. However, due to a significant increase in interest rates during the third quarter of 2013 and subsequent increase in competition with other mortgage banking entities for loan originations, we saw a decrease in mortgage loan originations during the third and fourth quarters of 2013 as compared to prior quarters. In addition, the increase in mortgage interest rates decreased refinancing activity for George Mason as it did for other mortgage banking entities, and contributed to our decreased loan origination activity for the full 2013 year as compared to 2012.

        Wilson/Bennett provided asset management services to certain of our customers. Wilson/Bennett's primary source of revenue was management fees earned on the assets it managed for its customers. These management fees were generally based upon the market value of managed and custodial assets. As part of our reorganization of the wealth management services business segment, we merged Wilson/Bennett operations into CWS as of June 30, 2013.

        We formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and pay interest at a rate equal to LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. These securities are redeemable at par. The interest rate on this debt was 2.64% at December 31, 2013. We have guaranteed payment of these securities. The $20.6 million payable by us to Cardinal Statutory Trust I is included in other borrowed funds in the consolidated statements of condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as we are not the primary beneficiary of this entity. We utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

        Net interest income is our primary source of revenue. We define revenue as net interest income plus non-interest income. As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, non-interest income is an important source of revenue for us and includes, among other things, service charges on deposits and loans, investment fee income, gains and losses on sales of investment securities available-for-sale, gains on sales of mortgage loans, and management fee income. Realized and unrealized gains on mortgage banking activities has become a larger component of our non-interest income as we have added offices throughout the Washington metropolitan region and increased the number of loan originators in our mortgage banking segment over the past year.

        Net interest income and non-interest income represented the following percentages of total revenue, which is calculated as net interest income plus non-interest income, for the three years ended December 31, 2013:

	Net Interest Income	Non-Interest Income
2013	75.5%	24.5%
2012	58.9%	41.1%
2011	69.8%	30.2%

        Net interest income represented a larger portion of our total revenue for 2013 relative to 2012 as a result of steady net interest income, combined with the decrease in mortgage loan origination activity and the margin compression we experienced on mortgage loans sold, primarily due to the increase in mortgage interest rates during the latter half of 2013. Non-interest income was a larger percentage of our total revenue for 2012 than in 2011 because of the increase in realized and unrealized gains from mortgage banking activities. During 2012 and 2011, we strategically increased the number of loan originators and mortgage banking offices to increase the revenues from the business line.

2013 Economic Environment

        The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms. U.S. economic growth continued in 2013, the fifth consecutive year of recovery. Employment gains were generally steady as the unemployment rate fell to 6.7% by year end. However, most of the improvement in the unemployment rate was attributable to a decrease in the labor force participation rate. Nationally, home prices rose approximately 12% during 2013, and equity markets surged. Even though we experienced a federal government shutdown during October 2013, the U.S. economy saw minimal impact and by year end, Congress had agreed to a two-year budget framework which reduced fiscal uncertainty.

        U.S. Treasury yields increased during 2013 as a result of market expectations that the Federal Reserve will moderate its qualitative easing ("QE") programs. This increase in interest rates impacted the results of our mortgage banking segment. Typically, during periods of increasing interest rates, mortgage originations decrease. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

        Although economic conditions remain unsettled, the metropolitan Washington, D.C. area, the region we operate in, continued to perform relatively well, compared to other regions. The unemployment rate in the Washington, D.C. metropolitan area did not increase to the same level as the national unemployment rate, and commercial and residential real estate values held up well compared to other regions. However, as the federal government continues with announced spending cuts, which is a principal economic driver in our region, we expect growth in the local economy to be slower than that of the U.S.

        Our credit quality continues to remain strong despite the challenging economic environment. At December 31, 2013, we had nonaccrual loans totaling $2.3 million and no loans contractually past due 90 days or more as to principal or interest and still accruing. We recorded annualized net recoveries of 0.03% of our average loans receivable for the year ended December 31, 2013. As a result of a rapid increase in mortgage interest rates during the third quarter of 2013, refinancing originations from our mortgage banking segment decreased significantly to 33% of total originations for the full year 2013 compared to 63% of total originations for 2012. Additionally, the margin on loans sold to investors decreased from 2.07% for the second quarter of 2013 to 1.77% for the third quarter of 2013, reflecting industry overcapacity and increased competition. Margins returned to 2.24% during the fourth quarter of 2013, but originations for George Mason decreased to $886 million for the fourth quarter of 2013, the lowest level seen since 2011.

        Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $7.1 million in par value of pooled trust preferred securities, which are significantly below book value as of December 31, 2013 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments. As a result of the issuance of the Final Rules required by the Financial Reform Act which were released by federal banking agencies in late 2013, two of these investments are considered to be "covered funds" and are now required to be divested by us before July 2015. These investment have a par value of $3.1 million at December 31, 2013. We recorded an other-than-temporary-impairment of $300,000 during 2013 as a result of this new regulatory requirement as we no longer have the ability to hold until recovery.

        We expect challenging economic and operating conditions and an evolving regulatory regime to continue for the foreseeable future. These conditions could continue to affect the markets in which we do business and could adversely impact our results for 2014. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions and the nature of new banking regulations.

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

Allowance for Loan Losses

        We maintain the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in our loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters, may impact our assessment of possible credit losses. As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and term of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions, and concentrations of credit, competition, and loan review results to support our estimates.

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

        Our peer groups are defined by selecting commercial banking institutions of similar size within Virginia, Maryland, and the District of Columbia. This is known as our custom peer group. The commercial banking institutions comprising our custom peer group can change based on certain factors including but not limited to that characteristics, size, and geographic footprint of the institution. We have identified 20 banks for our custom peer group which are within $500 million to $5 billion in total assets, the majority of whom are geographically concentrated in the Washington metropolitan area in which we operate as this area has seen less of an economic downturn than other areas of the country. We evaluate the loan quality indicators of our custom peer group to those within our national FDIC peer group, all banks in Virginia, and all banks in Maryland. These baseline peer group loss rates are then adjusted by an estimated loss emergence factor in order to determine loss coverage for pass-level credits. Finally, we make adjustments to these loss factors based on an analysis of our loan portfolio characteristics, trends, economic considerations and other conditions that should be considered in assessing our credit risk. Our peer loss rates are updated on at least an annual basis.

        In addition, we individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. In certain cases, we apply, in accordance with regulatory guidelines, a 5% loss factor to loans classified as special mention, a 15% loss factor to loans classified as substandard and a 50% loss factor to loans classified as doubtful. Loans classified as loss loans are fully reserved or charged-off. However, in most instances, we evaluate the impairment of certain loans on a loan by loan basis for those loans that are adversely risk rated. For these loans, we analyze the fair value of the collateral underlying the loan and consider estimated costs to sell the collateral on a discounted basis. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) we recognize an impairment and establish a specific reserve for the impaired loan. Because of the limited number of impaired loans in our portfolio, we are able to evaluate each impaired loan individually and therefore our specific reserves for impaired loans are generally less than those recommended by the listed regulatory guidelines above.

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

Accounting for Economic Hedging Activities

        We record all derivative instruments on the statement of condition at their fair values. We do not enter into derivative transactions for speculative purposes. For derivatives designated as accounting hedges, we contemporaneously document the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness. We evaluate the effectiveness of these transactions at inception and on an ongoing basis. Ineffectiveness is recorded through earnings. For derivatives designated as cash flow hedges, the fair value adjustment is recorded as a component of other comprehensive income, except for the ineffective portion which is recorded in earnings. For derivatives designated as fair value hedges, the fair value adjustments for both the hedged item and the hedging instrument are recorded through the income statement with any difference considered the ineffective portion of the hedge.

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

New Financial Accounting Standards

        The FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. The ASU, which applies to all public, private, and not-for-profit organizations, was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard did not have a material impact on our consolidated financial condition or results of operations.

Financial Overview

        For the year ended December 31, 2013, we reported net income of $25.5 million on a consolidated basis. The commercial banking segment recorded net income of $33.9 million and our mortgage banking segment recorded a net loss of $5.2 million. The wealth management services business segment reported a net loss of $162,000 for the year ended December 31, 2013.

        For the year ended December 31, 2012, we reported net income of $45.3 million on a consolidated basis. The commercial banking segment recorded net income of $30.5 million and our mortgage banking segment recorded net income of $17.6 million. The wealth management services business segment reported a net loss of $19,000 for the year ended December 31, 2012.

2013 Compared to 2012

        At December 31, 2013, total assets were $2.89 billion, a decrease of 4.8%, or $145.0 million, from $3.04 billion at December 31, 2012. Total loans receivable, net of deferred fees and costs, increased 13.1%, or $236.7 million, to $2.04 billion at December 31, 2013, from $1.80 billion at December 31, 2012. Total investment securities increased by $73.3 million, or 25.6%, to $359.7 million at December 31, 2013, from $286.4 million at December 31, 2012. Total deposits decreased 8.2%, or $184.9 million, to $2.06 billion at December 31, 2013, from $2.24 billion at December 31, 2012. Other borrowed funds, which primarily include customer repurchase agreements, federal funds sold and Federal Home Loan Bank ("FHLB") advances, increased $83.0 million to $475.2 million at December 31, 2013, from $392.3 million at December 31, 2012.

        Shareholders' equity at December 31, 2013 was $320.5 million, an increase of $12.5 million from $308.1 million at December 31, 2012. The increase in shareholders' equity was primarily attributable to the recognition of net income of $25.5 million for the year ended December 31, 2013 offset by changes in accumulated other comprehensive income and dividends paid to common shareholders of $7.0 million during 2013. Accumulated other comprehensive income decreased $8.2 million for the year ended December 31, 2013, primarily as a result of the decrease in market value of our available-for-sale investment securities portfolio. Total shareholders' equity to total assets at December 31, 2013 and 2012 was 11.1% and 10.1%, respectively. Book value per share at December 31, 2013 and 2012 was $10.57 and $10.19, respectively. Total risk-based capital to risk-weighted assets was 12.89% at December 31, 2013 compared to 13.04% at December 31, 2012. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2013.

        We recorded net income of $25.5 million, or $0.82 per diluted common share, for the year ended December 31, 2013, compared to net income of $45.3 million, or $1.51 per diluted common share, in 2012. Net interest income increased $1.3 million to $92.3 million for the year ended December 31, 2013, compared to $91.0 million for the year ended December 31, 2012, a result of our balance sheet management and strategically decreasing the rates we pay on our deposits. Provision for loan losses decreased $7.2 million to a negative provision of $32,000 for the year ended December 31, 2013, compared to $7.1 million for 2012. Non-interest income decreased $33.5 million to $29.9 million for the year ended December 31, 2013 as compared to $63.4 million for 2012 due primarily to decreases in realized and unrealized gains on mortgage banking activities and management fee income from our mortgage banking business segment. Non-interest expense was $84.6 million for the year ended December 31, 2013, an increase of $5.3 million, or 6.7%, compared to $79.3 million for the year ended December 31, 2012. The increase in non-interest expense was primarily related to increases in salaries and benefits expense, and occupancy expense.

        The return on average assets for the years ended December 31, 2013 and 2012 was 0.92% and 1.70%, respectively. The return on average equity for the years ended December 31, 2013 and 2012 was 7.96% and 16.02%, respectively.

2012 Compared to 2011

        At December 31, 2012, total assets were $3.04 billion, an increase of 16.8%, or $436.5 million, from $2.60 billion at December 31, 2011. Total loans receivable, net of deferred fees and costs, increased 10.5%, or $171.5 million, to $1.80 billion at December 31, 2012, from $1.63 billion at December 31, 2011. Total investment securities decreased by $24.1 million, or 7.8%, to $286.4 million at December 31, 2012, from $310.5 million at December 31, 2011. Total deposits increased 26.4%, or $468.5 million, to $2.24 billion at December 31, 2012, from $1.78 billion at December 31, 2011. Other borrowed funds, which primarily include customer repurchase agreements, federal funds sold and FHLB advances, decreased $118.1 million to $392.3 million at December 31, 2012, from $510.4 million at December 31, 2011.

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

        We recorded net income of $45.3 million, or $1.51 per diluted common share, for the year ended December 31, 2012, compared to net income of $28.0 million, or $0.94 per diluted common share, in 2011. Net interest income increased $11.8 million to $91.0 million for the year ended December 31,

2012, compared to $79.2 million for the year ended December 31, 2011, a result of our balance sheet management and strategically decreasing the rates we pay on our deposits and other borrowed funds. Provision for loan losses increased $213,000 to $7.1 million for the year ended December 31, 2012, compared to $6.9 million for 2011. Non-interest income increased $29.1 million to $63.4 million for the year ended December 31, 2012 as compared to $34.3 million for 2012 due primarily to increases in realized and unrealized gains on mortgage banking activities and management fee income from our mortgage banking business segment. Non-interest expense was $79.3 million for the year ended December 31, 2012, an increase of $14.8 million, or 23.0%, compared to $64.5 million for the year ended December 31, 2011. The increase in non-interest expense was primarily related to increases in salaries and benefits expense, and occupancy expense.

        The return on average assets for the years ended December 31, 2012 and 2011 was 1.70% and 1.27%, respectively. The return on average equity for the years ended December 31, 2012 and 2011 was 16.02% and 11.58%, respectively.

Efficiency Ratio

        The efficiency ratio measures the costs expended to generate a dollar of revenue. It represents non-interest expense as a percentage of net interest income and non-interest income. The lower the percentage, the more efficient we are operating. We believe use of the efficiency ratio, which is a non-GAAP financial measure, provides additional clarity in assessing our operating results.

        See the table below for the components of our calculation of our efficiency ratio as of December 31, 2013, 2012, and 2011. Our efficiency ratio increased during 2013 as compared to 2012 and 2011 because of a decrease in non-interest income, specifically income related to our mortgage banking business segment.

Efficiency Ratio Calculation
Years Ended December 31, 2013, 2012, and 2011
(In thousands, except per share data)

Calculation of efficiency ratio(1):	2013	2012	2011
Net interest income	$92,345	$91,003	$79,162
Non-interest income	29,911	63,392	34,333

Total net interest income and non-interest income for efficiency ratio	122,256	154,395	113,495

Non-interest expense	84,603	79,317	64,465
Efficiency ratio	69.20%	51.37%	56.80%

(1)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income

Statements of Income

Net Interest Income/Margin

        Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Interest rates have remained at historic lows for the last several years as the Federal Reserve has had an extremely accommodative policy. We expect this low interest rate environment to continue through 2015. See "Interest Rate Sensitivity" for further information.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2013, 2012, and 2011
(In thousands)

	2013			2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1)(2):
Commercial and industrial	$215,263	$8,815	4.09%	$228,407	$9,528	4.16%	$202,441	$8,956	4.40%
Real estate—commercial	911,493	43,682	4.71%	750,979	40,566	5.40%	669,841	39,764	5.92%
Real estate—construction	349,913	18,367	5.24%	341,365	18,070	5.29%	250,897	13,977	5.57%
Real estate—residential	251,980	11,036	4.37%	246,622	11,826	4.79%	216,065	10,878	5.03%
Home equity lines	112,756	4,149	3.68%	119,902	4,451	3.71%	122,090	4,533	3.71%
Consumer	3,333	181	5.46%	3,568	179	5.01%	3,120	167	5.35%

Total loans(1)(2)	1,844,738	86,230	4.67%	1,690,843	84,620	5.00%	1,464,454	78,275	5.35%

Loans held for sale	406,673	16,695	4.11%	486,134	19,018	3.91%	244,542	10,767	4.40%
Investment securities available-for-sale(2)	276,483	11,496	4.16%	266,092	11,567	4.35%	320,138	14,097	4.40%
Investment securities held-to-maturity	10,407	189	1.82%	12,173	304	2.50%	16,124	440	2.73%
Other investments	13,473	332	2.47%	15,123	257	1.70%	15,723	124	0.79%
Federal funds sold	106,192	266	0.25%	72,176	183	0.25%	38,139	88	0.23%

Total interest-earning assets and interest income(2)	2,657,966	115,208	4.33%	2,542,541	115,949	4.56%	2,099,120	103,791	4.94%

Noninterest-earning assets:
Cash and due from banks	17,122			16,273			14,609
Premises and equipment, net	19,701			18,874			17,943
Goodwill and other intangibles, net	10,199			10,394			10,593
Accrued interest and other assets	105,657			110,652			89,205
Allowance for loan losses	(27,397)			(27,101)			(24,524)

Total assets	$2,783,248			$2,671,633			$2,206,946

Liabilities and Shareholders' Equity
Interest—bearing liabilities:
Interest—bearing deposits:
Interest checking	$375,193	$2,170	0.58%	$281,807	$2,457	0.87%	$133,841	$255	0.19%
Money markets	294,466	820	0.27%	305,058	1,039	0.34%	163,856	673	0.41%
Statement savings	213,677	569	0.27%	217,797	650	0.30%	238,165	861	0.36%
Certificates of deposit	825,070	9,457	1.14%	888,661	10,693	1.20%	776,585	11,771	1.52%

Total interest—bearing deposits	1,708,406	13,016	0.76%	1,693,323	14,839	0.88%	1,312,447	13,560	1.03%

Other borrowed funds	293,927	8,754	2.98%	318,240	9,208	2.89%	365,724	10,156	2.78%

Total interest-bearing liabilities and interest expense	2,002,333	21,770	1.09%	2,011,563	24,047	1.20%	1,678,171	23,716	1.41%

Noninterest-bearing liabilities:
Demand deposits	414,192			333,496			257,620
Other liabilities	46,171			43,831			29,400
Common shareholders' equity	320,552			282,743			241,755

Total liabilities and shareholders' equity	$2,783,248			$2,671,633			$2,206,946

Net interest income and net interest margin(2)		$93,438	3.52%		$91,902	3.61%		$80,075	3.81%

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%.

 Rate and Volume Analysis
Years Ended December 31, 2013, 2012, and 2011
(In thousands)

	2013 Compared to 2012.			2012 Compared to 2011.
	Average Volume(3)	Average Rate	Increase (Decrease)	Average Volume(3)	Average Rate	Increase (Decrease)
Interest income:
Loans(1)(2):
Commercial and industrial	$(570)	$(143)	$(713)	$1,126	$(554)	$572
Real estate—commercial	9,400	(6,284)	3,116	4,666	(3,864)	802
Real estate—construction	487	(190)	297	5,040	(947)	4,093
Real estate—residential	257	(1,047)	(790)	1,563	(615)	948
Home equity lines	(265)	(37)	(302)	(81)	(1)	(82)
Consumer	(13)	15	2	24	(12)	12

Total loans(1)(2)	9,296	(7,686)	1,610	12,338	(5,993)	6,345

Loans held for sale	(3,109)	786	(2,323)	10,637	(2,386)	8,251
Investment securities available-for-sale(2)	452	(523)	(71)	(2,380)	(150)	(2,530)
Investment securities held-to-maturity	(44)	(71)	(115)	(108)	(28)	(136)
Other investments	(29)	104	75	(5)	138	133
Federal funds sold	86	(3)	83	79	16	95

Total interest income(2)	6,652	(7,393)	(741)	20,561	(8,403)	12,158

Interest expense:
Interest—bearing deposits:
Interest checking	814	(1,101)	(287)	282	1,920	2,202
Money markets	(7)	(212)	(219)	580	(214)	366
Statement savings	(12)	(69)	(81)	(74)	(137)	(211)
Certificates of deposit	(683)	(553)	(1,236)	1,699	(2,777)	(1,078)

Total interest—bearing deposits	112	(1,935)	(1,823)	2,487	(1,208)	1,279

Other borrowed funds	(703)	249	(454)	(1,319)	371	(948)

Total interest expense	(591)	(1,686)	(2,277)	1,168	(837)	331

Net interest income(2)	$7,243	$(5,707)	$1,536	$19,393	$(7,566)	$11,827

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%

(3)
Changes attributable to rate/volume have been allocated to volume.

2013 Compared to 2012

        Net interest income for the year ended December 31, 2013 was $92.3 million, compared to $91.0 million for the year ended December 31, 2012, an increase of $1.3 million, or 1.5%. The increase in net interest income was primarily a result of our continuing to strategically decrease rates on our deposit products as a result of the low interest rate environment and additions to interest-earning assets during 2013.

        Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2013 and 2012 was 3.52% and 3.61%, respectively. The decrease in our net interest margin was primarily a result of a decrease in the yields on our interest-earnings assets offset partially by our ability to decrease interest rates on deposits in addition to balance sheet management. Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our federal statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

        Average yields on interest-earning assets decreased to 4.33% in 2013 from 4.56% in 2012. Total average earning assets increased by 4.4% to $2.66 billion at December 31, 2013 compared to $2.54 billion at December 31, 2012 while total interest income on a tax equivalent basis decreased $741,000 to $115.2 million for the year ended December 31, 2013 compared to $115.9 million for the same period of 2012. The increase in our earnings assets was primarily driven by an increase in average loans receivable of $153.9 million, which contributed to an additional $1.6 million in interest income on a tax equivalent basis for 2013. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2013 and 2012. Additional interest income of approximately $407,000 for 2013 and $491,000 for 2012 would have been realized had all nonperforming loans performed as originally expected. Nonperforming loans exclude those loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

        As a result of the significant decrease in loan origination activity that occurred at George Mason during 2013, average balances for loans held for sale decreased $79.5 million to $406.7 million and resulted in a decrease in interest income of $2.3 million to $16.7 million for the year ended December 31, 2013 from $19.0 million for the year ended December 31, 2012. As a result of the decrease in our loans held for sale portfolio, we invested the excess cash (which was earning 0.25% in federal funds sold) through purchases of $134.0 million in investment securities during 2013.

        As a result of several strategic customer relationship initiatives, we were able to acquire additional deposit funding to support the increase in our loans receivable portfolio in 2013. Total average interest-bearing deposits increased $15.1 million to $1.71 billion at December 31, 2013 compared to $1.69 billion at December 31, 2012. Average non-interest-bearing deposits increased $80.7 million to $414.2 million at December 31, 2013 compared to $333.5 million at December 31, 2012. The largest increase in average interest-bearing deposit balances was in our interest checking, which increased $93.4 million compared to 2012. Offsetting this increase was a decrease in average certificates of deposit of $63.6 million during 2013. The decrease in average certificates of deposits was mainly due to a decrease in wholesale funding. Average brokered certificates of deposit decreased $33.4 million during 2013. These changes in the mix of our interest-bearing liabilities assisted in us decreasing our cost of interest-bearing liabilities to 1.09% in 2013 from 1.20% in 2012. The cost of other borrowed funds, which generally are shorter term fundings and which we continued to utilize during 2013 to help fund our balance sheet growth and support our loans held for sale portfolio, increased 9 basis points to 2.98% in 2013 from 2.89% in 2012. The cost of deposit liabilities decreased 12 basis points to 0.76% in 2013 from 0.88% for 2012.

2012 Compared to 2011

        Net interest income for the year ended December 31, 2012 was $91.0 million, compared to $79.2 million for the year ended December 31, 2011, an increase of $11.8 million, or 15.0%. The increase in net interest income was primarily a result of our continuing to strategically decrease rates on our deposit products and other borrowed funds during 2012 compared with 2011, in addition to increases in our interest-earning assets during 2012. In 2012, we completed a blend and extend cost reduction strategy during the second quarter on certain of our FHLB advances. We expect that this strategy will reduce our interest expense by approximately $500,000 annually. During 2011, we extinguished $55.0 million in FHLB advances which had an average cost of 2.87%, or $1.6 million annually. As part of the prepayment arrangement with the FHLB, we paid a one-time penalty of $2.3 million related to these advances. We replaced these advances with lower-cost longer-term funding from the FHLB. This expense is reported in the non-interest expense section of our consolidated statements of income and no such expense occurred during 2012.

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

        Total average earning assets increased by 21.1% to $2.5 billion at December 31, 2012 compared to $2.1 billion at December 31, 2011. The increase in our earnings assets were primarily driven by an increase in average loans receivable of $226.4 million and an increase in our inventory of loans held for sale of $241.6 million. These increases were funded by an increase in interest-bearing deposits of $380.9 million and an increase in non-interest-bearing deposits of $75.9 million.

        Average loans receivable increased $226.4 million to $1.69 billion during 2012 from $1.46 billion in 2011. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2012 and 2011. Additional interest income of approximately $491,000 for 2012 and $766,000 for 2011 would have been realized had all nonperforming loans performed as originally expected. Nonperforming loans exclude those loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

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

        At December 31, 2013, our asset/liability position was neutral based on our interest rate sensitivity model. Our net interest income would decrease by less than 0.90% in a down 100 basis point scenario and would increase by less than 0.20% in an up 200 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would decrease by less than 2.10% in a down 100 basis point scenario and would increase by less than 0.40% in an up 200 basis point scenario.

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

        We recorded a negative provision of $32,000 for our loan loss provisioning for the year ended December 31, 2013 compared to a provision for loan losses of $7.1 million for the year ended December 31, 2012. We recorded a negative provision during 2013 as a result of recoveries we received on previously charged-off loans in prior periods in addition to improvements in certain of our loan quality metrics. The allowance for loan losses at December 31, 2013 was $27.9 million compared to $27.4 million at December 31, 2012. Our allowance for loan loss ratio as a percent of total loans at December 31, 2013 was 1.37% compared to 1.52% at December 31, 2012. The decrease in the allowance for loan loss ratio is a direct result of a decrease in our watch-list credits, recoveries recorded during 2013, and favorable adjustments to the expected loss factors and other inputs we use to calculate our loan loss reserves as described above in "Critical Accounting Policies—Allowance for Loan Losses". While we continue to report strong credit quality in our loan portfolio, we have experienced increases in our nonperforming assets as compared to historical periods and a modest increase in net charge-offs as we work out our problem credits. During 2013, our level of nonperforming assets decreased as we sold several impaired loans that encompassed two customer relationships. These impaired loans had been on nonaccrual status for several years with limited possibility for improvement. The majority of the recoveries we recorded during 2013 were a result of these loan sales.

        We recorded net loan recoveries of $496,000 for the year ended December 31, 2013 and net loan charge-offs of $5.9 million for the year ended December 31, 2012. During 2013, we charged-off $42,000 in commercial and industrial loans, residential loans of $185,000 and consumer loans of $4,000. Annualized net loan recoveries was 0.03% of average loans receivable for the year ended December 31, 2013, compared to annualized net loan charge-offs of 0.35% for the year ended December 31, 2012. Nonaccrual loans totaled $2.3 million at December 31, 2013 compared to $7.6 million at December 31, 2012.

        A sluggish job market and declining home values could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which could impact our charge-offs and provision for loan losses. Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At December 31, 2013, our commercial real estate portfolio (including construction lending) portfolio was 69.1% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level or our credit exposure to individual entities and industries, may not function as we have anticipated.

        The provision for loan losses was $6.9 million for 2011. Net charge-offs for the year ended December 31, 2011 was $5.0 million.

        See "Critical Accounting Policies" above for more information on our allowance for loan losses methodology.

        The following tables present additional information pertaining to the activity in and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Allowance for Loan Losses
Years Ended December 31, 2013, 2012, 2011, 2010, and 2009
(In thousands)

	2013	2012	2011	2010	2009
Beginning balance, January 1	$27,400	$26,159	$24,210	$18,636	$14,518
Provision for loan losses	(32)	7,123	6,910	10,502	6,750
Loans charged off:
Commercial and industrial	(42)	(6,153)	(5,057)	(3,187)	(876)
Residential	(185)	(751)	(577)	(2,064)	(1,756)
Consumer	(4)	(15)	(20)	(50)	(6)

Total loans charged off	(231)	(6,919)	(5,654)	(5,301)	(2,638)
Recoveries:
Commercial and industrial	621	756	340	3	5
Residential	104	277	338	219	—
Consumer	2	4	15	151	1

Total recoveries	727	1,037	693	373	6
Net (charge offs) recoveries	496	(5,882)	(4,961)	(4,928)	(2,632)
Ending balance, December 31,	$27,864	$27,400	$26,159	$24,210	$18,636

	2013	2012	2011	2010	2009
Loans:
Balance at year end	$2,040,168	$1,803,429	$1,631,882	$1,409,302	$1,293,432
Allowance for loan losses to loans receivable, net of fees	1.37%	1.52%	1.60%	1.72%	1.44%
Net charge-offs (recoveries) to average loans receivable	-0.03%	0.35%	0.34%	0.37%	0.22%

 Allocation of the Allowance for Loan Losses
At December 31, 2013, 2012, 2011, 2010, and 2009
(In thousands)

	2013		2012		2011
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$3,329	10.72%	$525	12.35%	$3,390	14.98%
Real estate—commercial	16,076	51.30%	17,990	45.80%	13,377	45.59%
Real estate—construction	5,336	17.77%	7,675	20.69%	6,495	18.06%
Real estate—residential	2,421	14.65%	857	14.42%	1,709	13.71%
Home equity lines	609	5.36%	266	6.51%	1,119	7.47%
Consumer	93	0.20%	87	0.23%	69	0.19%

Total allowance for loan losses	$27,864	100.00%	$27,400	100.00%	$26,159	100.00%

	2010		2009
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,941	14.20%	$2,797	12.45%
Real estate—commercial	10,558	44.73%	9,666	45.80%
Real estate—construction	7,593	17.01%	2,829	14.80%
Real estate—residential	1,875	15.39%	2,096	17.67%
Home equity lines	1,175	8.46%	1,182	9.07%
Consumer	68	0.21%	66	0.21%

Total allowance for loan losses	$24,210	100.00%	$18,636	100.00%

*
Percentage of loan type to the total loan portfolio.

Non-Interest Income

        The following table provides detail for non-interest income for the years ended December 31, 2013, 2012, and 2011.

 Non-Interest Income
Years Ended December 31, 2013, 2012, and 2011
(In thousands)

	2013	2012	2011
Insufficient funds fee income	$342	$369	$371
Service charges on deposit accounts	640	558	572
Other fee income on deposit accounts	259	251	159
ATM transaction fees	751	736	665
Credit card fees	119	127	116
Loan service charges	1,328	1,472	1,210
Title Insurance & other income	987	2,489	1,408
Investment fee income	1,337	2,623	2,546
Realized and unrealized gains on mortgage banking activities	21,615	47,794	20,529
Net realized gains on investment securities available-for-sale	—	—	2,397
Net realized gains on investment securities—trading	68	158	144
Management fee income	1,981	4,082	3,406
Bank-owned life insurance income	411	3,072	796
Gain (loss) on sale of real estate	30	(333)	—
Other income (loss)	43	(6)	14

Total non-interest income	$29,911	$63,392	$34,333

        Non-interest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Non-interest income for the years ended December 31, 2013 and 2012 was $29.9 million and $63.4 million, respectively.

        The decrease in non-interest income for the year ended December 31, 2013, compared to the same period of 2012, is primarily the result of a decrease in realized and unrealized gains on mortgage banking activities and management fee income from our mortgage banking segment. Realized and unrealized gains on mortgage banking activities decreased $26.2 million to $21.6 million for the year ended December 31, 2013, compared to $47.8 million for 2012. For the year ended December 31, 2013, gains on sales of mortgage loans totaled $21.6 million, comprised of $36.7 million in realized gains and a $15.1 million decrease in the fair value of rate lock commitments. For the year ended December 31, 2012, gains on sales of mortgage loans totaled $47.8 million, which included realized gains of $32.1 million and a $15.7 million fair value increase. For the year ended December 31, 2013, we closed $5.8 billion in mortgage originations compared to $6.6 billion in 2012. Refinance activity represented approximately 33% of the originations during 2013, a decrease from 63% experienced during 2012.

        The decrease in realized and unrealized gains on mortgage banking activities is directly related to the significant decrease in loan origination and sales volume occurring in the mortgage banking segment during 2013 as compared to 2012, as mortgage rates rapidly increased during the third quarter of 2013 as a result of market concerns over the ending of qualitative easing by the Federal Reserve, which had kept interest rates at historic lows. As interest rates increase, the unrealized gains associated with the fair market value of our rate lock commitments and closed loans held for sale decreased significantly. In accordance with GAAP, if a lender enters into a mortgage loan commitment with a customer and intends to sell the mortgage loan after it is funded, the written loan commitment is to be accounted for as a derivative instrument and is to be recorded at fair value through earnings. George

Mason enters into commitments where individual loans are "locked in" at a specified interest rate for a fixed period. At the time of commitment, George Mason also enters into a "best efforts" forward contract with an investor to sell the loan at an agreed upon price if, and after, the loan is closed. This price represents the fair value of the "interest rate lock commitment" (IRLC) and is an unrealized gain that is included in earnings during the period of the IRLC. This gain is also recognized earlier in earnings than the expenses associated with originating, underwriting and closing the loan, which, under GAAP, are recognized and deferred by the Company at the time of loan sale to the investor. When the loan actually closes, the unrealized gain is added to the basis of the ensuing loan held for sale (LHFS). At any point in time (e.g. quarter end) the fair value of the existing IRLCs (not yet closed) and the premium to the basis of existing LHFS (loans closed but not yet purchased by investors) represent unrealized gains that have been recognized in income, either in the current period or prior periods. At the time the loan is sold to investors, the "investor buy price" is equal to the basis of the loan held for sale, and there is no gain or loss recognized. This accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans. Direct costs associated with the loan origination, such as commissions and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities.

        Maintaining our revenue stream in the mortgage banking segment is dependent upon our ability to originate loans and sell them to investors at or near current volumes. Over the last two years, we have increased our mortgage banking presence to 20 offices, which as of the third quarter of 2013 includes the Richmond and Virginia Beach areas of the Commonwealth of Virginia. We have also added 50 loan origination officers and support staff during the last 18 months to help increase our market share. However, loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. During 2012, revenues from mortgage banking increased due to our expansion; however, a significant portion of this increase was also due to a lowering interest rate environment that resulted in high mortgage loan refinancing activity, which did not continue at 2012 levels during 2013. Loan production levels may also suffer if we experience a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by less refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our net income.

        Management fee income, which represents the income earned for services George Mason provides to other mortgage companies owned by local home builders and generally fluctuates based on the volume of loan sales, decreased $2.1 million to $2.0 million during 2013 as compared to $4.1 million in 2012. The decrease in management fee income is a result of the discontinuation of two managed company relationships within the last year in addition to the decrease in loan origination volume experienced during 2013. During the first quarter of 2014, the remaining two managed company relationships we currently provide services to will cease as will the associated revenue stream we have earned from this type of service.

        Investment fee income decreased $1.3 million to $1.3 million for the year ended December 31, 2013, compared to $2.6 million for 2012. Investment fee income includes net commissions earned at CWS and income earned at Wilson/Bennett and from our trust division prior to the completion of the aforementioned wealth management reorganization as of June 30, 2013.

        Service charges on deposit accounts increased $78,000 to $2.0 million for the year ended December 31, 2013, compared to $1.9 million for the year ended December 31, 2012. Service charges on deposit accounts include insufficient funds fee income, service charges on deposit accounts, other fee income on deposit accounts and ATM transaction fees as shown in the table above. Loan fees totaled $1.4 million for the year ended December 31, 2013, a decrease of $152,000, compared to $1.6 million for the year ended December 31, 2012. Title insurance and other income totaled $987,000 for the year ended December 31, 2013, a decrease of $1.5 million, compared to $2.5 million for the year ended December 31, 2012. The decrease in title insurance and other income is primarily a result of the decrease in mortgage loan origination activity, specifically refinance activity, at George Mason 2013. As a result of new regulations that become effective during 2014, we have decided to close George Mason's title company as these new regulations impair our ability to maintain a level of profitability within this subsidiary.

        For the year ended December 31, 2013, income from bank-owned life insurance was $411,000, a decrease of $2.7 million when compared to the same period of 2012. During 2012, we received a death benefit payment of $6.6 million which resulted in an increase in non-interest income of $2.4 million for the year ended December 31, 2012.

        We recorded trading gains of $68,000 for the year ended December 31, 2013, compared to trading gains of $158,000 for the year ended December 31, 2012. We have purchased investments to economically hedge against fair value changes of our nonqualified deferred compensation plan liability. These investments are designated as trading securities, and as such, the changes in fair value are reflected in earnings. These trading gains were primarily the result of increased stock prices and were mostly offset by a compensation expense associated with this benefit plan.

        For the year ended December 31, 2013, we recorded a gain on the sales of other real estate owned of $30,000 compared to a loss of $333,000 for the year ended December 31, 2012.

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

        Management fee income increased $676,000 to $4.1 million during 2012 as compared to $3.4 million in 2011. The increase in management fee income is a result of the aforementioned historically low interest rate environment and the refinance boom that occur in our market during 2012.

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

Non-Interest Expense

        The following table reflects the components of non-interest expense for the years ended December 31, 2013, 2012 and 2011.

Non-Interest Expense
Years Ended December 31, 2013, 2012, and 2011
(In thousands)

	2013	2012	2011
Salary and benefits	$41,523	$39,370	$28,707
Occupancy	8,389	7,186	6,032
Professional fees	3,765	4,209	3,955
Depreciation	3,196	2,669	2,517
Data processing and communications	4,720	4,427	4,117
Advertising and marketing	4,688	5,197	3,199
FDIC insurance assessments	1,391	1,336	1,387
Mortgage loan repurchases and settlements	(49)	962	670
Bank franchise taxes	2,836	2,388	2,089
Amortization of intangibles	148	198	198
Impairment of pooled trust preferred securities	300	—	—
Impairment of other real estate owned	—	—	911
Loss on extinguishment of debt	—	—	2,271
Merger and acquisition expense	464	—	—
Premises and equipment	4,164	3,524	2,669
Stationary and supplies	1,808	1,693	1,183
Loan expenses	589	454	463
Other taxes	624	467	284
Travel and entertainment	764	763	632
Miscellaneous	5,283	4,474	3,181

Total non-interest expense	$84,603	$79,317	$64,465

        Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense was $84.6 million and $79.3 million for the years ended December 31, 2013 and 2012, respectively, an increase of $5.3 million, or 6.7%. The increase in non-interest expense for the year ended December 31, 2013, compared to 2012, was primarily the result of increases in salary and benefits costs, occupancy expense, and other expenses that are primarily related to market expansion.

        Salaries and benefits expense increased $2.2 million to $41.5 million for the year ended December 31, 2013 compared to $39.4 million for 2012. The increase in salaries and benefits expense is primarily related to increases in our business development personnel in our commercial banking and mortgage banking segments. We added commercial lenders at the Bank and opened two de novo banking offices during 2013. Additionally, we added 32 mortgage loan officers at George Mason. The increase in expenses attributable to staffing were partially offset by a decrease in the variable component of our compensation expense, which decreased as a result of our 2013 performance.

        Occupancy expense increased $1.2 million to $8.4 million for the year ended December 31, 2013 compared to $7.2 million for 2012. The increase in occupancy expense during 2013 as compared to 2012 is primarily attributable to an increase in mortgage origination offices and de novo banking offices as we strategically increase our market share. Because of our increase in locations, we have added fixed assets to support these new offices which resulted in an increase in depreciation expense of $527,000 to $3.2 million for the year ended December 31, 2013 compared to $2.7 million for the same period of 2012. Data processing and communications expense increased $293,000 to $4.7 million for the year ended December 31, 2013 compared to $4.4 million, a result of the aforementioned increase in locations.

        Professional fees decreased $444,000 to $3.8 million for 2013 compared to $4.2 million for 2012. The decrease in professional fees during 2013 as compared to 2012 is primarily attributable to a decrease in legal expenses of approximately $180,000 and a decrease in temporary staffing of $328,000 that was allocated to George Mason to handle the increase in loan origination volume during the 2012 refinance boom. The level of temporary staffing was maintained at George Mason until the beginning of the third quarter of 2013 when loan origination volume dropped significantly due to the current mortgage market conditions. Marketing and advertising expense decreased $509,000 to $4.7 million for the year ended December 31, 2013 as compared to $5.2 million for the same period of 2012. The decrease in marketing and advertising expense was a result of additional expenses incurred during 2012 for our core deposit marketing campaign and support for new office openings at our mortgage banking segment.

        Mortgage loan repurchases and settlements for 2013 decreased $1.0 million from $962,000 for the year ended December 31, 2012. Over the last few years, we have taken steps to limit our exposure to loan repurchases through agreements entered into with various investors. Given the steps that have been taken to limit our exposure coupled with the passage of time and the expiration of the statute of limitations for loans originated in certain prior years, our current expectation is that future putback claims will be limited in number. We evaluate the individual merits of each claim, and recognize an expense when settlement is deemed probable and the amount of such a settlement is estimable.

        We recorded an other-than-temporary-impairment of $300,000 for the year ended December 31, 2013 as a result of the issuance of the Final Rules required by the Financial Reform Act which were released by federal banking agencies in late 2013. Two of our pooled trust preferred securities are considered to be "covered funds" and are now required to be divested by us before July 2015. The impairment recorded brings the book value of these investments in line with their fair value as of December 31, 2013.

        Merger and acquisition expense was $464,000 for the year ended December 31, 2013 as a result of our acquisition of United Financial Banking Companies, Inc. We recorded no such expense during 2012.

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

Income Taxes

        We recorded a provision for income tax expense of $12.2 million for the year ended December 31, 2013, compared to $22.7 million for the year ended December 31, 2012. Our effective tax rate for December 31, 2013 was 32.3%, compared to 33.3% for 2012. Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.

        We recorded a provision for income tax expense of $14.1 million for the year ended December 31, 2011. Our effective tax rate for December 31, 2011 was 33.5%. See also "Critical Accounting Policies—Valuation of Deferred Tax Assets".

Statements of Condition

Loans Receivable, Net

        Total loans receivable, net of deferred fees and costs, were $2.04 billion at December 31, 2013, an increase of $236.7 million, or 13.1%, compared to $1.80 billion at December 31, 2012. Loans held for sale decreased $411.8 million to $374.0 million at December 31, 2013 compared to $785.8 million at December 31, 2012. The decrease in our inventory of loans held for sale during 2013 compared to 2012 is primarily due to the significant decrease in loan origination and sales volume, as mortgage rates rapidly increased during the third quarter of 2013 as a result of market concerns over the ending of qualitative easing by the Federal Reserve, which had kept interest rate at historic lows.

        At December 31, 2013, we had loans accounted for on a nonaccrual basis totaling $2.3 million. Nonaccrual loans at December 31, 2012 totaled $7.6 million. We had no accruing loans contractually past due 90 days or more as to principal or interest payments at December 31, 2013 and December 31,

2012. The decrease in nonaccrual loans from December 31, 2012 is primarily a result of having sold several impaired loans that encompassed two customer relationships. These impaired loans had been on nonaccrual status for several years with limited possibility for improvement. Loans that are classified as "troubled debt restructurings" at December 31, 2013 totaled $2.3 million compared to $7.3 million at December 31, 2012.

        Interest income on nonaccrual loans, if recognized, is recorded when cash is received. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years. While on nonaccrual, the collection of interest is recorded as interest income only after all past-due principal has been collected. When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status. At December 31, 2013, the loans on nonaccrual status did not have a valuation allowance. Gross interest income that would have been recorded if our nonaccrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2013 and 2012 was $626,000 and $491,000, respectively. The interest income realized prior to loans being placed on nonaccrual status for the year ended December 31, 2013 and 2012 was $5,000 and $111,000, respectively.

        Total loans receivable, net of deferred fees and costs, were $1.80 billion at December 31, 2012, an increase of $171.5 million, or 10.5%, compared to $1.63 billion at December 31, 2011. Loans held for sale increased $256.3 million to $785.8 million at December 31, 2012 compared to $529.5 million at December 31, 2011. The increase in our inventory of loans held for sale during 2012 compared to 2011 is primarily the result of our continued focus to strategically increase the market share of our mortgage banking operations by opening additional offices and retaining loan origination officers for our defined market area.

        At December 31, 2012, we had loans accounted for on a nonaccrual basis totaling $7.6 million. Nonaccrual loans at December 31, 2011 totaled $14.6 million. Accruing loans, which are contractually past due 90 days or more as to principal or interest payments, at December 31, 2012 and December 31, 2011 were $0 and $208,000, respectively, all of which were determined to be well secured and in the process of collection. The decrease in nonaccrual loans from December 31, 2011 is primarily a result of our aggressively managing nonperforming loans and our ability to limit exposure to certain adverse credit risk as a result of our sound credit underwriting policies. Loans that are classified as troubled debt restructurings at December 31, 2012 totaled $7.3 million compared to $15.3 million at December 31, 2011.

        At December 31, 2012, the loans on nonaccrual status did not have a valuation allowance. We charged-off $3.4 million during 2012 related to the outstanding principal balances of those impaired loans which were unsecured based on the estimated values of the underlying collateral. Gross interest income that would have been recorded if our nonaccrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2012 and 2011 was $491,000 and $766,000, respectively. The interest income realized prior to the loans being placed on nonaccrual status for the year ended December 31, 2012 and 2011 was $111,000 and $341,000, respectively.

        The ratio of nonperforming loans to total loans was 0.11%, 0.42%, and 0.54% at December 31, 2013, 2012 and 2011, respectively.

        The following tables present the composition of our loans receivable portfolio at the end of each of the five years ended December 31, 2013 and additional information on nonperforming loans receivable.

Loans Receivable
At December 31, 2013, 2012, 2011, 2010, and 2009
(In thousands)

	2013		2012		2011
Commercial and industrial	$219,156	10.72%	$222,961	12.35%	$244,874	14.98%
Real estate—commercial	1,048,579	51.30%	827,243	45.80%	745,317	45.59%
Real estate—construction	363,063	17.77%	373,717	20.69%	295,189	18.06%
Real estate—residential	299,484	14.65%	260,352	14.42%	224,171	13.71%
Home equity lines	109,481	5.36%	117,647	6.51%	122,130	7.47%
Consumer	4,159	0.20%	4,204	0.23%	3,148	0.19%

Gross loans	2,043,922	100.00%	1,806,124	100.00%	1,634,829	100.00%
Net deferred (fees) costs	(3,754)		(2,695)		(2,947)
Less: allowance for loan losses	(27,864)		(27,400)		(26,159)

Loans receivable, net	$2,012,304		$1,776,029		$1,605,723

	2010		2009
Commercial and industrial	$200,384	14.20%	$161,156	12.45%
Real estate—commercial	631,292	44.73%	592,780	45.80%
Real estate—construction	240,007	17.01%	191,523	14.80%
Real estate—residential	217,130	15.39%	228,693	17.67%
Home equity lines	119,403	8.46%	117,392	9.07%
Consumer	3,042	0.21%	2,859	0.21%

Gross loans	1,411,258	100.00%	1,294,403	100.00%
Net deferred (fees) costs	(1,956)		(971)
Less: allowance for loan losses	(24,210)		(18,636)

Loans receivable, net	$1,385,092		$1,274,796

Nonperforming Loans
At December 31, 2013, 2012, 2011, 2010, and 2009
(In thousands)

	2013	2012	2011	2010	2009
Nonaccruing loans	$2,314	$7,626	$14,614	$7,516	$696
Loans contractually past-due 90 days or more	—	—	208	49	151

Total nonperforming loans	$2,314	$7,626	$14,822	$7,565	$847

        The following table presents information on loan maturities and interest rate sensitivity.

Loan Maturities and Interest Rate Sensitivity
At December 31, 2013
(Dollars in thousands)

	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and industrial	$98,062	$99,323	$21,771	$219,156
Real estate—commercial	300,596	485,440	262,543	1,048,579
Real estate—construction	239,006	77,894	46,163	363,063
Real estate—residential	87,667	133,650	78,167	299,484
Home equity lines	106,826	2,359	296	109,481
Consumer	988	1,894	1,277	4,159

Total loans receivable	$833,145	$800,560	$410,217	$2,043,922

Fixed-rate loans		$416,215	$308,732	$724,947
Floating-rate loans		384,345	101,485	485,830

Total loans receivable		$800,560	$410,217	$1,210,777

*
Payments due by period are based on the repricing characteristics and not contractual maturities.

Investment Securities

        Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes of our nonqualified deferred compensation plan liability. These securities include cash equivalents, equities and mutual funds. Investment securities were $359.7 million at December 31, 2013, an increase of $73.3 million or 25.6%, from $286.4 million at December 31, 2012. We purchased $134.2 million in investment securities during 2013 as a result of an excess cash position we had at the Bank due to the decrease in our loans held for sale portfolio.

        At December 31, 2013, the yield on the available-for-sale investment portfolio was 3.63% and the yield on the held-to-maturity portfolio was 1.79%.

        We complete reviews for other-than-temporary impairment at least quarterly. As of December 31, 2013, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2013, 98% of our mortgage-backed securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

        We have $2.4 million in non-government non-agency mortgage-backed securities held-to-maturity. These securities are rated from AAA to AA. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2013, certain of our investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

        On December 10, 2013, the Office of the Comptroller of the Currency, the FDIC, the Board of Governors of the Federal Reserve System, the SEC, and the Commodity Futures Trading Commission (collectively, "the Agencies"), released final rules (the "Final Rules") to implement Section 619 of the Financial Reform Act, commonly known as the "Volcker Rule". The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with hedge funds or private equity funds (referred to in the Final Rules as a covered fund), subject to certain exemptions. The Final Rules impact certain investments held by banks in collateralized debt obligations backed by trust preferred securities, which may constitute ownership interests in covered funds as those terms are defined in the Final Rules. On January 14, 2014, an interim rule was issued by the federal banking regulators to exempt certain of these trust preferred securities from the covered fund definition as issued in the Final Rules.

        We own four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio. Based on the interim rule, only two of the four investments were exempt from the covered fund definition. For the two investments that were not exempt as a result of the interim rule, we will be required to divest our investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule on July 21, 2015. As a result of this new regulation, these two investments which have a par value of $3.1 million at December 31, 2013, were reclassified to the available-for-sale investment securities portfolio and an other-than-temporary impairment of $300,000 was recognized as of December 31, 2013 as we no longer have the ability to hold until recovery.

        The par value of the two pooled trust preferred securities still classified as held-to-maturity totaled $4.0 million at December 31, 2013. The collateral underlying these structured securities are instruments issued by financial institutions. We own the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. One security has a composite rating of A- and the other security has a composite rating of BBB+. Observable trading activity remains limited for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired. We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches. We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

        In one of the pooled trust preferred securities issues, 60% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $169 million of the remaining $233 million, or 73% of the performing collateral defaulted or deferred payment. In the other pooled trust preferred security, 56% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $155 million of the remaining $243 million, or 64% of the performing collateral defaulted to deferred payment. Significant judgment is involved in the evaluation of other-than-temporary impairment. We do not intend to sell nor do we believe it is probable that we will be required to sell these pooled trust preferred securities prior to the recovery of our investment.

        With the exception of the aforementioned impairment recorded on certain of our pooled trust preferred securities, no other-than-temporary impairment has been recognized for the remaining securities in our investment portfolio as of December 31, 2013 and 2012.

        We hold $17.8 million in FHLB stock at December 31, 2013 which is included in other investments on the statement of condition.

        Investment securities were $286.4 million at December 31, 2012, a decrease of $24.1 million or 7.8%, from $310.5 million in investment securities at December 31, 2011.

        Of the $286.4 million in the investment portfolio at December 31, 2012, $11.4 million were classified as held-to-maturity, $271.9 million were classified as available-for-sale, and $3.2 million were classified as trading securities. At December 31, 2012, the yield on the available-for-sale investment portfolio was 3.84% and the yield on the held-to-maturity portfolio was 2.27%.

        The following table reflects the composition of the investment portfolio at December 31, 2013, 2012, and 2011.

Investment Securities
At December 31, 2013, 2012, and 2011
(In thousands)

	Amortized Cost	Fair Value	Average Yield
Available-for-sale at December 31, 2013
U.S. government-sponsored agencies
One to five years	$25,591	$26,863	3.07%
Five to ten years	20,000	21,404	3.82%
After ten years	29,971	28,661	3.59%

Total U.S. government-sponsored agencies	75,562	76,928	3.47%

Mortgage-backed securities(1)
One to five years	99	101	4.66%
Five to ten years	25,883	26,134	3.57%
After ten years	118,627	121,594	3.78%

Total mortgage-backed securities	144,609	147,829	3.74%

Tax exempt municipal securities(2)
Within one year	3,557	3,661	4.44%
One to five years	4,529	4,809	3.83%
Five to ten years	37,392	38,870	3.55%
After ten years	62,970	63,744	3.61%
Taxable municipal securities
Five to ten years	4,273	4,602	4.99%
After ten years	995	1,052	5.33%

Total municipal securities	113,716	116,738	3.69%

U. S. treasury securities
Within one year	4,992	5,029	2.36%

Total U.S. treasury securities	4,992	5,029	2.36%

Pooled trust preferred securities
After ten years	2,795	2,795	1.49%

Total pooled trust preferred securities	2,795	2,795	1.49%

Total investment securities available-for-sale	$341,674	$349,319	3.63%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity at December 31, 2013
Mortgage-backed securities(1)
One to five years	$663	$703	4.63%
Five to ten years	131	137	5.44%
After ten years	1,678	1,777	2.02%

Total mortgage-backed securities	2,472	2,617	2.90%

Pooled trust preferred securities
After ten years	4,005	2,910	1.11%

Total pooled trust preferred securities	4,005	2,910	1.11%

Total investment securities held-to-maturity	6,477	5,527	1.79%

Total investment securities	$348,151	$354,846	3.58%

	Amortized Cost	Fair Value	Average Yield
Available-for-sale at December 31, 2012
U.S. government-sponsored agencies
One to five years	$25,596	$27,757	3.01%
Five to ten years	30,160	33,776	3.01%

Total U.S. government-sponsored agencies	55,756	61,533	3.01%

Mortgage-backed securities(1)
Five to ten years	4,956	5,261	4.18%
After ten years	105,258	113,652	4.26%

Total mortgage-backed securities	110,214	118,913	4.26%

Tax exempt municipal securities(2)
One to five years	5,137	5,428	4.13%
Five to ten years	26,191	28,738	3.51%
After ten years	42,445	46,163	4.03%
Taxable municipal securities
Five to ten years	3,789	4,345	4.97%
After ten years	1,493	1,673	5.27%

Total municipal securities	79,055	86,347	3.93%

U. S. treasury securities
One to five years	4,968	5,110	2.36%

Total U.S. treasury securities	4,968	5,110	2.36%

Total investment securities available-for-sale	$249,993	$271,903	3.84%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity at December 31, 2012
Mortgage-backed securities(1)
One to five years	$186	$201	4.48%
Five to ten years	928	991	4.77%
After ten years	2,591	2,755	3.86%

Total mortgage-backed securities	3,705	3,947	4.12%

Pooled trust preferred securities
After ten years	7,661	5,072	1.38%

Total pooled trust preferred securities	7,661	5,072	1.38%

Total investment securities held-to-maturity	11,366	9,019	2.27%

Total investment securities	$261,359	$280,922	3.77%

	Amortized Cost	Fair Value	Average Yield
Available-for-sale at December 31, 2011
U.S. government-sponsored agencies
One to five years	$5,254	$5,908	3.92%
Five to ten years	30,481	34,192	3.98%

Total U.S. government-sponsored agencies	35,735	40,100	3.97%

Mortgage-backed securities(1)
Five to ten years	7,477	7,867	4.08%
After ten years	150,073	159,227	4.29%

Total mortgage-backed securities	157,550	167,094	4.28%

Tax exempt municipal securities(2)
One to five years	240	258	4.30%
Five to ten years	17,185	18,794	3.50%
After ten years	53,825	58,364	4.03%
Taxable municipal securities
Five to ten years	3,305	3,656	4.96%
After ten years	1,991	2,113	5.21%

Total municipal securities	76,546	83,185	3.98%

U. S. treasury securities
One to five years	4,945	5,181	2.36%

Total U.S. treasury securities	4,945	5,181	2.36%

Total investment securities available-for-sale	$274,776	$295,560	4.12%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity at December 31, 2011
Mortgage-backed securities(1)
Five to ten years	$1,671	$1,783	4.71%
After ten years	3,444	3,651	4.22%

Total mortgage-backed securities	5,115	5,434	4.38%

Pooled trust preferred securities
After ten years	7,803	4,532	1.47%

Total pooled trust preferred securities	7,803	4,532	1.47%

Total investment securities held-to-maturity	12,918	9,966	2.63%

Total investment securities	$287,694	$305,526	4.05%

(1)
Based on contractual maturities.

(2)
Yields for our tax-exempt municipal securities are not reported on a tax-equivalent basis.

Deposits and Other Borrowed Funds

        Total deposits were $2.06 billion at December 31, 2013, a decrease of $184.9 million, or 8.2%, from $2.24 billion at December 31, 2012. The decrease in total deposits during 2013 as compared to 2012 was primarily due to a decrease in wholesale funding in the form of brokered certificates of deposit. Brokered certificates of deposit decreased $340.4 million to $301.2 million at December 31, 2013 compared to $641.6 million at December 31, 2012. We have had success in attracting deposit balances from customers seeking to deposit their money with smaller, local banks and depositors are increasing balances held with financial institutions as a result of the increased protection of their money by the FDIC.

        We use short term brokered CDs to assist us in funding our loans held for sale portfolio. During 2012 as a result of our expansion in the mortgage banking segment, we saw a significant increase in our loans held for sale inventory, which has caused a corresponding increase in our brokered CD balances. During 2013, we used the funds available from the decrease in loans held for sale to return brokered CDs funds as they matured. At December 31, 2013, we had brokered certificates of deposit of $301.2 million, of which $72.7 million were placed in the CDARS program. We are a member of the Certificates of Deposit Account Registry Service ("CDARS"). CDARS allows banking customers to access FDIC insurance protection on multi-million dollar certificates of deposit. When a customer places a large deposit through CDARS, funds are placed into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection. Our CDARs deposits are primarily a result of our participation in the network's one-way buy program. This program allows us to post a bid rate for CDARS network banking customers to simply place deposits with us. We entered into $50.4 million in one-way buys in order to lock-in short-term funding at December 31, 2013. Brokered certificates of deposit at December 31, 2012 were $641.6 million, of which $293.6 million were in the CDARS program.

        Other borrowed funds, which primarily include federal funds purchased, customer repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, were $475.2 million at December 31, 2013, an increase of $83.0 million, from $392.3 million at December 31, 2012. The primary reason for the increase in other borrowed funds at December 31, 2013 was due to an increase in advances from the Federal Home Loan Bank of Atlanta of $100 million to $315.0 million at December 31, 2013 compared to $215.0 million at December 31, 2012. These advances were primarily used to assist in funding loans receivable originations at the Bank during 2013.

        Other borrowed funds at each of December 31, 2013 and 2012, included $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities. This debt had an interest rate of 2.64% and 2.71% at December 31, 2013 and 2012, respectively. Cardinal Statutory Trust I is an unconsolidated entity as we are not the primary beneficiary of the trust.

        At December 31, 2013, other borrowed funds also included $94.6 million in customer repurchase agreements, and $45.0 million in federal funds purchased.

        The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2013.

Short-Term Borrowings and Other Borrowed Funds
At December 31, 2013
(In thousands)

Advance Date	Term of Advance	Maturity or Call Date	Interest Rate	Amount Outstanding
Dec-13	1 month	Jan-14	0.17%	$100,000

Total short-term FHLB advances and weighted average rate			0.17%	$100,000

Other short-term borrowed funds:
Customer repurchase agreements			0.16%	$94,613
Federal Funds Purchased			0.43%	45,000

Total other short-term borrowed funds and weighted average rate			0.25%	$139,613

Other borrowed funds:
Trust preferred			3.36%	$20,619
FHLB advances—long term			4.45%	215,000

Other borrowed funds and weighted average rate			4.35%	$235,619

Total other borrowed funds and weighted average rate			2.27%	$475,232

        Total deposits were $2.24 billion at December 31, 2012, an increase of $468.5 million, or 26.4%, from $1.78 billion at December 31, 2011. At December 31, 2012, we had brokered certificates of deposit of $641.6 million, of which $293.6 million were placed in the CDARS program, and primarily generated from the one-way buy program. We entered into $277.0 million in one-way buys in order to lock-in short-term funding as a result of the increase in our loans held for sale portfolio in the latter half of 2012. Brokered certificates of deposit at December 31, 2011 were $452.0 million, of which $303.2 million were in the CDARS program.

        Other borrowed funds were $392.3 million at December 31, 2012, a decrease of $118.1 million, from $510.4 million at December 31, 2011. The primary reason for the decrease in other borrowed funds at December 31, 2012 was due to a decrease in FHLB advances of $80 million to $215.0 million at December 31, 2012 compared to $295.0 million at December 31, 2011.

        Other borrowed funds at each of December 31, 2012 and 2011, included $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities. This debt had an interest rate of 2.71% and 2.95% at December 31, 2012 and 2011, respectively.

        At December 31, 2012, other borrowed funds also included $106.7 million in customer repurchase agreements and $50.0 million in federal funds purchased.

        The following table reflects the maturities of the certificates of deposit of $100,000 or more as of December 31, 2013, 2012 and 2011.

Certificates of Deposit of $100,000 or More
At December 31, 2013, 2012, and 2011
(In thousands)

	2013
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$116,690	$7,196	$123,886
Over three months through six months	43,466	2,455	45,921
Over six months through twelve months	46,909	2,105	49,014
Over twelve months	90,186	40,970	131,156

	$297,251	$52,726	$349,977

	2012
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$281,426	$15,024	$296,450
Over three months through six months	59,679	2,445	62,124
Over six months through twelve months	54,783	3,369	58,152
Over twelve months	115,776	32,582	148,358

	$511,664	$53,420	$565,084

	2011
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$338,083	$8,632	$346,715
Over three months through six months	47,584	2,813	50,397
Over six months through twelve months	49,171	13,071	62,242
Over twelve months	113,905	20,052	133,957

	$548,743	$44,568	$593,311

*
No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Business Segment Operations

        We provide banking and non-banking financial services and products through our subsidiaries. We operate in three business segments, commercial banking, mortgage banking and wealth management services. As of June 30, 2013, we merged operations of our trust division and Wilson/Bennett into CWS, both of which had been included in the wealth management services segment. In addition, as of June 30, 2013, we merged operations of Cardinal First Mortgage, LLC, and merged this subsidiary into George Mason. Results for the year ended December 31, 2013 include six months of operations of these subsidiaries prior to their closure.

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

        The wealth management services segment provides investment and financial services to businesses and individuals, including financial planning, retirement/estate planning, investment management.

        Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at December 31, 2013, 2012 and 2011 follows.

Segment Reporting
December 31, 2013, 2012, and 2011
(In thousands)

At and for the Year Ended December 31, 2013:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$90,563	$2,474	$—	$(692)	$—	$92,345
Provision for loan losses	(117)	85	—	—	—	(32)
Non-interest income	3,767	24,760	1,337	85	(38)	29,911
Non-interest expense	43,832	35,185	1,580	4,044	(38)	84,603
Provision (benefit) for income taxes	16,734	(2,821)	(81)	(1,657)	—	12,175

Net income (loss)	$33,881	$(5,215)	$(162)	$(2,994)	$—	$25,510

Total Assets	$2,862,039	$380,124	$2,266	$323,538	$(673,737)	$2,894,230

At and for the Year Ended December 31, 2012:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$89,472	$2,365	$—	$(834)	$—	$91,003
Provision for loan losses	6,865	258	—	—	—	7,123
Non-interest income	5,868	54,794	2,623	176	(69)	63,392
Non-interest expense	43,495	29,529	2,656	3,706	(69)	79,317
Provision (benefit) for income taxes	14,436	9,764	(14)	(1,528)	—	22,658

Net income (loss)	$30,544	$17,608	$(19)	$(2,836)	$—	$45,297

Total Assets	$2,954,412	$815,820	$2,693	$329,328	$(1,063,066)	$3,039,187

At and for the Year Ended December 31, 2011:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$77,456	$2,522	$—	$(816)	$—	$79,162
Provision for loan losses	6,910	—	—	—	—	6,910
Non-interest income	6,116	25,592	2,552	161	(88)	34,333
Non-interest expense	42,202	16,032	2,610	3,709	(88)	64,465
Provision (benefit) for income taxes	11,397	4,291	(29)	(1,537)	—	14,122

Net income (loss)	$23,063	$7,791	$(29)	$(2,827)	$—	$27,998

Total Assets	$2,549,326	$531,403	$590	$278,820	$(757,423)	$2,602,716

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

        Shareholders' equity at December 31, 2013 was $320.5 million, an increase of $12.5 million, compared to $308.1 million at December 31, 2012. For the year ended December 31, 2013, we recorded net income of $25.5 million, which contributed to the increase in shareholders' equity during 2013. Accumulated other comprehensive income decreased $8.2 million for the year ended December 31, 2013. Total shareholders' equity to total assets at December 31, 2013 and 2012 was 11.1% and 10.1%, respectively. Book value per share at December 31, 2013 and 2012 was $10.57 and $10.19, respectively. Total risk-based capital to risk-weighted assets was 12.89% at December 31, 2013 compared to 13.04% at December 31, 2012. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2013.

        Shareholders' equity at December 31, 2012 was $308.1 million, an increase of $50.3 million, compared to $257.8 million at December 31, 2011. For the year ended December 31, 2012, we recorded net income of $45.3 million, which contributed to the increase in shareholders' equity during 2012. Accumulated other comprehensive income increased $1.5 million for the year ended December 31, 2012. Total shareholders' equity to total assets at December 31, 2012 and 2011 was 10.1% and 9.9%, respectively. Book value per share at December 31, 2012 and 2011 was $10.19 and $8.83, respectively. Total risk-based capital to risk-weighted assets was 13.04% at December 31, 2012 compared to 12.49% at December 31, 2011. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2012.

        As noted above, regulatory capital levels for the bank and bank holding company meet those established for "well-capitalized" institutions. While we are currently considered "well-capitalized," we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

        The following table shows the minimum capital requirement and our capital position at December 31, 2013, 2012, and 2011 for the Company and for the Bank.

 Capital Components
At December 31, 2013, 2012, and 2011
(In thousands)

Cardinal Financial Corporation (Consolidated):

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2013
Total risk-based capital	$349,894	12.89%	$217,111	≥	8.00%	$271,389	≥	10.00%
Tier I risk-based capital	321,513	11.85%	108,555	≥	4.00%	162,833	≥	6.00%
Leverage capital ratio	321,513	11.70%	109,928	≥	4.00%	137,410	≥	5.00%
At December 31, 2012
Total risk-based capital	$328,547	13.04%	$201,530	≥	8.00%	$251,913	≥	10.00%
Tier I risk-based capital	300,732	11.94%	100,765	≥	4.00%	151,148	≥	6.00%
Leverage capital ratio	300,732	10.49%	114,693	≥	4.00%	143,366	≥	5.00%
At December 31, 2011
Total risk-based capital	$278,385	12.49%	$178,364	≥	8.00%	$222,955	≥	10.00%
Tier I risk-based capital	251,811	11.29%	89,182	≥	4.00%	133,773	≥	6.00%
Leverage capital ratio	251,811	10.14%	99,319	≥	4.00%	124,149	≥	5.00%

Cardinal Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2013
Total risk-based capital	$343,392	12.73%	$215,733	≥	8.00%	$269,666	≥	10.00%
Tier I risk-based capital	315,011	11.68%	107,867	≥	4.00%	161,800	≥	6.00%
Leverage capital ratio	315,011	11.54%	109,212	≥	4.00%	136,515	≥	5.00%
At December 31, 2012
Total risk-based capital	$315,511	12.59%	$200,440	≥	8.00%	$250,550	≥	10.00%
Tier I risk-based capital	287,695	11.48%	100,220	≥	4.00%	150,330	≥	6.00%
Leverage capital ratio	287,695	10.08%	114,196	≥	4.00%	142,745	≥	5.00%
At December 31, 2011
Total risk-based capital	$265,668	11.98%	$177,479	≥	8.00%	$221,849	≥	10.00%
Tier I risk-based capital	239,093	10.78%	88,740	≥	4.00%	133,110	≥	6.00%
Leverage capital ratio	239,093	9.68%	98,783	≥	4.00%	123,479	≥	5.00%

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

        In addition to deposits, we have access to the different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Services ("CDARS"). CDARS allows banking customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank. When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection. We also maintain secured lines of credit with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta for which we can borrow up to the allowable amount for the collateral pledged. Having diverse funding alternatives reduces our reliance on any one source for funding.

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

        Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $378.5 million at December 31, 2013, or 13.1% of total assets. We held investments that are classified as held-to-maturity in the amount of $6.5 million at December 31, 2013. To maintain ready access to the Bank's secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial loan portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at December 31, 2013 was approximately $439.8 million. Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $94.5 million at December 31, 2013. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us. In addition, we have unsecured federal funds purchased lines of $315 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

        The required payments under such obligations excluding interest were as follows:

Contractual Obligations
At December 31, 2013
(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$450,031	$246,997	$169,781	$30,186	$3,067
Brokered certificates of deposit	301,236	181,640	85,348	34,248	—
Advances from the Federal Home Loan Bank of Atlanta	315,000	100,000	75,000	110,000	30,000
Trust preferred securities	20,619	—	—	—	20,619
Operating lease obligations	36,880	8,408	12,305	7,267	8,900

Total	$1,123,766	$537,045	$342,434	$181,701	$62,586

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

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2013 and 2012, is as follows:

(In thousands)	2013	2012
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$1,486,572	$1,248,766
Standby letters of credit	28,008	36,466

        Commitments to extend credit of $210.9 million as of December 31, 2013 were related to George Mason's mortgage loan funding commitments and were of a short-term nature. Commitments to extend credit of $1.3 billion primarily have floating rates as of December 31, 2013. It is uncertain as to the amount that we will be required to fund on these commitments as many such arrangements expire with no amount drawn.

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

        During 2013 and 2012, George Mason either repurchased from or settled with investors on such loans for a total of $302,000 and $375,000, respectively. This reserve had a balance of $261,000 and $628,000 at December 31, 2013 and 2012, respectively. The expense (benefit) related to this reserve for the years ended December 2013, 2012, and 2011 was ($49,000), $962,000, and $670,000, respectively.

Quarterly Data

        The following table provides quarterly data for the years ended December 31, 2013 and 2012. Quarterly per share results may not calculate to the year-end per share results due to rounding.

 Quarterly Data
Years ended December 31, 2013 and 2012
(In thousands, except per share data)

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$29,078	$29,052	$27,779	$28,206
Interest expense	5,279	5,360	5,526	5,605

Net interest income	23,799	23,692	22,253	22,601
Provision for loan losses	(400)	(157)	132	457

Net interest income after provision for loan losses	23,399	23,535	22,385	23,058
Non-interest income	6,152	1,658	13,627	8,474
Non-interest expense	21,626	21,044	21,251	20,682

Net income before income taxes	7,925	4,149	14,761	10,850
Provision for income taxes	2,379	1,168	4,958	3,670

Net income	$5,546	$2,981	$9,803	$7,180

Earnings per share—basic	$0.18	$0.10	$0.32	$0.23

Earnings per share—diluted	$0.18	$0.10	$0.32	$0.23

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$29,960	$29,838	$27,582	$27,670
Interest expense	5,794	6,180	6,141	5,932

Net interest income	24,166	23,658	21,441	21,738
Provision for loan losses	(1,500)	(1,500)	(2,225)	(1,898)

Net interest income after provision for loan losses	22,666	22,158	19,216	19,840
Non-interest income	14,975	22,172	16,563	9,682
Non-interest expense	18,578	22,287	20,371	18,081

Net income before income taxes	19,063	22,043	15,408	11,441
Provision for income taxes	6,022	7,591	5,257	3,788

Net income	$13,041	$14,452	$10,151	$7,653

Earnings per share—basic	$0.43	$0.49	$0.34	$0.26

Earnings per share—diluted	$0.43	$0.48	$0.34	$0.26

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

        For the up 200 basis point scenario, rates are gradually moved up 200 basis points in the first year and remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

        At December 31, 2013, our asset/liability position was neutral based on our interest rate sensitivity model. Our net interest income would decrease by less than 0.90% in a down 100 basis point scenario and would increase by less than 0.20% in an up 200 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would decrease by less than 2.10% in a down 100 basis point scenario and would increase by less than 0.40% in an up 200 basis point scenario.

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

        We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

McLean, Virginia
March 14, 2014

PART II

Item 8.    Financial Statements and Supplementary Data.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2013 and 2012

(In thousands, except share data)

	2013	2012
Assets
Cash and due from banks	$18,285	$17,552
Federal funds sold	10,924	49,588

Total cash and cash equivalents	29,209	67,140
Investment securities available-for-sale	349,319	271,903
Investment securities held-to-maturity (market value of $5,527 and $9,019 at December 31, 2013 and December 31, 2012, respectively)	6,477	11,366
Investment securities—trading	3,890	3,151

Total investment securities	359,686	286,420
Other investments	19,068	14,302
Loans held for sale	373,993	785,751
Loans receivable, net of deferred fees and costs	2,040,168	1,803,429
Allowance for loan losses	(27,864)	(27,400)

Loans receivable, net	2,012,304	1,776,029
Premises and equipment, net	20,389	19,192
Deferred tax asset, net	5,395	—
Goodwill and intangibles, net	10,144	10,292
Bank-owned life insurance	32,063	31,652
Prepaid FDIC insurance premiums	—	2,165
Accrued interest receivable and other assets	31,979	46,244

Total assets	$2,894,230	$3,039,187

Liabilities and Shareholders' Equity
Non-interest bearing deposits	$433,749	$351,815
Interest bearing deposits	1,625,110	1,891,943

Total deposits	2,058,859	2,243,758
Other borrowed funds	475,232	392,275
Mortgage funding checks	6,528	51,679
Deferred tax liability, net	—	1,946
Escrow liabilities	1,572	4,629
Accrued interest payable and other liabilities	31,507	36,834

Total liabilities	2,573,698	2,731,121

	2013	2012
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	30,332,685	30,226,330	30,333	30,226
Additional paid-in capital			174,001	172,021
Retained earnings			111,323	92,777
Accumulated other comprehensive income, net			4,875	13,042

Total shareholders' equity			320,532	308,066

Total liabilities and shareholders' equity			$2,894,230	$3,039,187

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2013, 2012, and 2011

(In thousands, except per share data)

	2013	2012	2011
Interest income:
Loans receivable	$86,152	$84,615	$78,237
Loans held for sale	16,695	19,017	10,767
Federal funds sold	266	173	88
Investment securities available-for-sale	10,481	10,673	13,222
Investment securities held-to-maturity	189	305	440
Other investments	332	267	124

Total interest income	114,115	115,050	102,878
Interest expense:
Deposits	13,016	14,839	13,560
Other borrowed funds	8,754	9,208	10,156

Total interest expense	21,770	24,047	23,716

Net interest income	92,345	91,003	79,162
Provision for loan losses	(32)	7,123	6,910

Net interest income after provision for loan losses	92,377	83,880	72,252
Non-interest income:
Service charges on deposit accounts	1,992	1,914	1,767
Loan fees	1,447	1,599	1,326
Title insurance & other income	987	2,489	1,408
Investment fee income	1,337	2,623	2,546
Realized and unrealized gains on mortgage banking activities	21,615	47,794	20,529
Net realized gains on investment securities available-for-sale	—	—	2,397
Net realized gains on investment securities-trading	68	158	144
Management fee income	1,981	4,082	3,406
Income from bank-owned life insurance	411	3,072	796
Gain (loss) on sale of real estate	30	(333)	—
Other income (loss)	43	(6)	14

Total non-interest income	29,911	63,392	34,333
Non-interest expense:
Salary and benefits	41,523	39,370	28,707
Occupancy	8,389	7,186	6,032
Professional fees	3,765	4,209	3,955
Depreciation	3,196	2,669	2,517
Data processing and communications	4,720	4,427	4,117
Advertising and marketing	4,688	5,197	3,199
FDIC insurance assessment	1,391	1,336	1,387
Mortgage loan repurchases and settlements	(49)	962	670
Bank franchise taxes	2,836	2,388	2,089
Amortization of intangibles	148	198	198
Loss on extinguishment of debt	—	—	2,271
Impairment of pooled trust preferred securities	300	—	—
Impairment of other real estate owned	—	—	911
Merger and acquisition expense	464	—	—
Other operating expenses	13,232	11,375	8,412

Total non-interest expense	84,603	79,317	64,465

Income before income taxes	37,685	67,955	42,120
Provision for income taxes	12,175	22,658	14,122

Net income	$25,510	$45,297	$27,998

Earnings per common share—basic	$0.83	$1.53	$0.95

Earnings per common share—diluted	$0.82	$1.51	$0.94

Weighted-average common shares outstanding—basic	30,687	29,654	29,401

Weighted-average common shares outstanding—diluted	31,077	29,996	29,784

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Net income	$25,510	$45,297	$27,998
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the year, net of tax benefit of $5.1 million in 2013, net of tax expense of $391 thousand in 2012, and net of tax expense of $4.5 million in 2011	(9,276)	741	9,644
Less: reclassification adjustment for net gains included in net income, net of tax expense of $0 in 2013, $0 in 2012, and $804 thousand in 2011	—	—	(1,593)

	(9,276)	741	8,051

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax expense of $589 thousand in 2013, net of tax expense of $470 thousand in 2012, and net of tax benefit of $572 thousand in 2011	1,109	785	(960)

Comprehensive income	$17,343	$46,823	$35,089

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2013, 2012, and 2011

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	28,770	$28,770	$160,859	$28,848	$4,425	$222,902
Stock options exercised	429	429	2,198	—	—	2,627
Stock compensation expense, net of tax benefit	—	—	673	—	—	673
Dividends on common stock of $0.12 per share	—	—	—	(3,474)	—	(3,474)
Change in accumulated other comprehensive income	—	—	—	—	7,091	7,091
Net income	—	—	—	27,998	—	27,998

Balance, December 31, 2011	29,199	$29,199	$163,730	$53,372	$11,516	$257,817
Stock options exercised	1,027	1,027	8,063	—	—	9,090
Stock compensation expense, net of tax benefit	—	—	228	—	—	228
Dividends on common stock of $0.20 per share	—	—	—	(5,892)	—	(5,892)
Change in accumulated other comprehensive income	—	—	—	—	1,526	1,526
Net income	—	—	—	45,297	—	45,297

Balance, December 31, 2012	30,226	$30,226	$172,021	$92,777	$13,042	$308,066
Stock options exercised	107	107	977	—	—	1,084
Stock compensation expense, net of tax benefit	—	—	1,003	—	—	1,003
Dividends on common stock of $0.23 per share	—	—	—	(6,964)	—	(6,964)
Change in accumulated other comprehensive income	—	—	—	—	(8,167)	(8,167)
Net income	—	—	—	25,510	—	25,510

Balance, December 31, 2013	30,333	$30,333	$174,001	$111,323	$4,875	$320,532

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012, and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$25,510	$45,297	$27,998
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,196	2,669	2,517
Amortization of premiums, discounts and intangibles	137	34	292
Impairment of pooled trust preferred securities	300	—	—
Provision for loan losses	(32)	7,123	6,910
Loans held for sale originated	(5,782,912)	(6,577,775)	(3,893,935)
Proceeds from the sale of loans held for sale	6,216,285	6,369,318	3,591,011
Realized and unrealized gains on mortgage banking activities	(21,615)	(47,794)	(20,529)
Proceeds from sale, maturity and call of investment securities-trading	—	—	743
Purchase of investment securities-trading	(1,707)	(1,174)	(1,182)
Unrealized (gain) loss on sale of investments securities-trading	(68)	(158)	(144)
Gain on sale of investment securities available-for-sale	—	—	(2,397)
(Gain) loss on sale of other assets	—	49	—
Decrease in fair value of other real estate owned	—	—	911
(Gain) Loss on sales of other real estate owned	(30)	333	—
Stock compensation expense, net of tax benefits	1,003	228	673
Provision for deferred income taxes	(2,866)	5,817	1,086
Increase in cash surrender value of bank-owned life insurance	(411)	(3,072)	(796)
(Increase) decrease in accrued interest receivable, other assets and deferred tax asset	15,391	(19,125)	(12,952)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	(6,901)	10,390	11,339

Net cash provided by (used in) operating activities	445,280	(207,840)	(288,455)

Cash flows from investing activities:
Net purchases of premises and equipment	(4,393)	(3,712)	(5,102)
Proceeds from the sale of fixed assets	—	1,104	—
Proceeds from maturity and call of investment securities available-for-sale	11,484	—	970
Proceeds from sale of mortgage-backed securities available-for-sale	—	—	40,384
Proceeds from maturity and call of investment securities held-to-maturity	—	—	5,618
Proceeds from sale of other investments	255	3,608	24
Proceeds from bank-owned life insurance	—	6,574	—
Purchase of investment securities available-for-sale	(66,372)	(22,810)	(18,266)
Purchase of mortgage-backed securities available-for-sale	(67,834)	—	(62,538)
Purchase of other investments	(5,021)	(790)	(675)
Redemptions of investment securities available-for-sale	35,902	47,761	49,265
Redemptions of investment securities held-to-maturity	1,790	1,546	3,325
Proceeds from the sale of other real estate owned	—	5,839	531
Net increase in loans receivable, net of deferred fees and costs	(236,213)	(180,555)	(230,779)

Net cash used in investing activities	(330,402)	(141,435)	(217,243)

Cash flows from financing activities:
Net increase (decrease) in deposits	(184,899)	468,498	371,535
Net increase (decrease) in other borrowed funds	(17,043)	(38,110)	108,070
Net increase (decrease) in mortgage funding checks	(45,151)	25,690	25,327
Proceeds from FHLB advances	100,000	55,000	110,000
Repayments of FHLB advances	—	(135,000)	(97,271)
Stock options exercised	1,084	9,090	2,627
Excess tax benefit from stock option exercises	164	—	155
Dividends on common stock	(6,964)	(5,892)	(3,474)

Net cash provided by (used in) financing activities	(152,809)	379,276	516,969

Net increase (decrease) in cash and cash equivalents	(37,931)	30,001	11,271
Cash and cash equivalents at beginning of year	67,140	37,139	25,868

Cash and cash equivalents at end of year	$29,209	$67,140	$37,139

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$21,823	$24,549	$24,189
Cash paid for income taxes	14,964	18,262	13,618
Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$2,050	$—	$—
Transfer of investment securities from held-to-maturity to available-for-sale	2,795	—	—
Transfer of loans to other real estate owned	—	3,126	3,238

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization

        Cardinal Financial Corporation (the "Company" or "Cardinal") is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the "Bank"), a state-chartered institution and its subsidiary, George Mason Mortgage, LLC ("George Mason"), a mortgage banking company based in Fairfax, Virginia. The Company had a second mortgage subsidiary, Cardinal First Mortgage, LLC ("Cardinal First") also based in Fairfax, Virginia, but as of June 30, 2013, this subsidiary merged into George Mason. In addition to the Bank, the Company has one nonbank subsidiary, Cardinal Wealth Services, Inc. ("CWS"), an investment services subsidiary. As of June 30, 2013, the remaining operations of the Bank's trust division, Cardinal Trust and Investment Services, merged into CWS. Also as of June 30, 2013, Wilson/Bennett Capital Management, Inc., formerly the Company's second nonbank subsidiary, merged into CWS.

        On January 16, 2014, the Company announced the completion of its acquisition of United Financial Banking Companies, Inc. ("UFBC"), the holding company of The Business Bank ("TBB"), pursuant to a previously announced definitive merger agreement. The merger of UFBC into Cardinal was effective January 16, 2014. Under the terms of the merger agreement, UFBC shareholders received $19.13 in cash and 1.154 shares of the Company's common stock in exchange for each share of UFBC common stock they owned immediately prior to the merger. TBB, which was headquartered in Vienna, Virginia, merged into Cardinal Bank effective March 8, 2014 adding eight (8) banking locations in northern Virginia, one of the Company's target markets.

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

  (e)
  Investment Securities

        The Company classifies its investment securities into one of three categories: available-for-sale, held-to-maturity or trading. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. Trading securities are those securities for which the Company has purchased and holds for the purpose of selling in the near future. All other securities are classified as available-for-sale.

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

        At December 31, 2013 and 2012, the Company had investment securities classified as trading. These investments were purchased to economically hedge against fair value changes of the Company's nonqualified deferred compensation plan liability. Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings.

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

        On December 10, 2013, the Office of the Comptroller of the Currency, the FDIC, the Board of Governors of the Federal Reserve System, the SEC, and the Commodity Futures Trading Commission (collectively, "the Agencies"), released final rules (the "Final Rules") to implement Section 619 of the Financial Reform Act, commonly known as the "Volcker Rule". The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with hedge funds or private equity funds (referred to in the Final Rules as a covered fund), subject to certain exemptions. The Final Rules impact certain investments held by banks in collateralized debt obligations backed by trust preferred securities, which

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

may constitute ownership interests in covered funds as those terms are defined in the Final Rules. On January 14, 2014, an interim rule was issued by the federal banking regulators to exempt certain of these trust preferred securities from the covered fund definition as issued in the Final Rules.

        The Company owns four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio. Based on the interim rule, only two of the four investments were exempt from the covered fund definition. For the two investments that were not exempt as a result of the interim rule, the Company will be required to divest its investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule in July 2015. As a result of this new regulation, these two investments were reclassified to the available-for-sale investment securities portfolio and an other-than-temporary impairment of $300,000 was recognized as of December 31, 2013 as we no longer have the ability to hold until recovery.

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

        Loans are generally placed into nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past-due less than 90 days and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company's policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Chief Credit Officer determines that the loans are well secured and are in the process of collection.

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

        The Company maintains the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrowers including the value of the underlying collateral. Unusual and infrequently occurring events, such as weather-related disasters, may impact the assessment of possible credit losses. As a part of its analysis, the Company uses comparative peer group data and qualitative factors, such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions and concentrations of credit, competition, and loan review results to support estimates.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The Company's peer groups are defined by selecting commercial banking institutions of similar size within Virginia, Maryland and the District of Columbia. This is known as the custom peer group. The commercial banking institutions comprising the custom peer group can change based on certain factors including but not limited to the characteristics, size, and geographic footprint of the institution. The Company has identified 20 banks for the custom peer group which are within $500 million to $5 billion in total assets, the majority of whom are geographically concentrated in the Washington metropolitan area in which the Company operates as this area has seen less of an economic downturn than other areas of the country. The Company evaluates the loan quality indicators of the custom peer group to those within its national FDIC peer group, all banks in Virginia, and all banks in Maryland. These baseline peer group loss rates are then adjusted by an estimated loss emergence factor in order to determine loss coverage for pass-level credits. Finally, the Company makes adjustments to these loss factors based on an analysis of its loan portfolio characteristics, trends, economic considerations and other conditions that should be considered in assessing the Company's credit risk. Peer loss rates are updated on at least an annual basis.

        In addition, the Company individually assigns loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. In certain cases, the Company applies, in accordance with regulatory guidelines, a 5% loss factor to all loans classified as special mention, a 15% loss factor to all loans classified as substandard and a 50% loss factor to all loans classified as doubtful. Loans classified as loss loans are fully reserved or charged-off. However, in most instances, the Company evaluates the impairment of certain loans on a loan by loan basis for those loans that are adversely risk rated. For these loans, the Company analyzes the fair value of the collateral underlying the loan and considers estimated costs to sell the collateral on a discounted basis. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) the Company recognizes an impairment and establishes a specific reserve for the impaired loan. Because of the limited number of impaired loans within the its portfolio, the Company is able to evaluate each impaired loan individually and therefore specific reserves for impaired loans are generally less than those recommended by the listed regulatory guidelines above.

        In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2013 and 2012 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

        Loans considered to be troubled debt restructuring ("TDRs") are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or nonaccruing status. Nonaccruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms. Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loan terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk and if they meet certain performance criteria.

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

        No impairment was recorded for 2013, 2012, and 2011.

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

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  (k)
  Realized and Unrealized Gains on Mortgage Banking Activities

        Realized and unrealized gains on mortgage banking activities include income earned by George Mason from the origination and sale of mortgage loans to third party investors, and other activities incidental to mortgage banking activities. The Company enters into interest rate lock commitments to sell and deliver the mortgage loans, servicing released, to third party investors on a best efforts basis. Unrealized gains include the recognition of the fair value of the rate lock commitment derivative, which approximates the differential between the par value of the loan and the amount that will be received upon the delivery of the loan to the third party investor.

  (l)
  Management Fee Income

        Management fee income represents income earned for the management and operational support provided by George Mason to other mortgage banking companies (the "managed companies") owned by local homebuilders. The relationship of George Mason to these managed companies is solely as service provider and there is no fiduciary relationship or equity investment involved. Fees earned by George Mason are accrued based on contractual arrangements with each of the managed companies and are generally determined as a percentage of the managed company's net income before income taxes. During the fourth quarter of 2013, the Company amended its agreement with the managed companies to record fee income on a per loan basis. As of the effective date of the amendment, George Mason charges $700 per loan originated by each of the managed companies.

  (m)
  Investment Fee Income

        Investment fee income represents commissions paid by customers of CWS and asset management fees paid by the customers of Wilson/Bennett for investment services. Revenue from Trust Services is also a component of investment fee income and is recognized in the period earned in accordance with contractual percentage of assets under management or custody. Trust Services revenue is generally determined based upon the fair value of assets under management or custody at the end of the period. Fees are recognized in income as they are earned. As of June 30, 2013, the Company merged the remaining operations of its trust division and Wilson/Bennett, both of which had been included in the wealth management services segment, into CWS. Results for the year ended December 31, 2013 include six months of operations of these subsidiaries.

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

  (p)
  Derivative Instruments and Hedging Activities

        The Company records its derivatives at their fair values in other assets and other liabilities on the statement of condition. The Company does not enter into derivative transactions for speculative purposes. For derivatives designated as accounting hedges, the Company contemporaneously documents the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness. The Company evaluates the effectiveness of these transactions at inception and on an ongoing basis. Ineffectiveness is recorded through earnings. For derivatives designated as cash flow hedges, the fair value adjustment is recorded as a component of other comprehensive income, net of tax, except for the ineffective portion. For derivatives designated as fair value hedges, the fair value adjustments for both the hedged item and the hedging instrument are recorded through the income statement with any difference considered the ineffective portion of the hedge. The Company discontinues hedge accounting when i) the hedge is no longer considered highly effective or ii) the derivative matures or is sold or terminates.

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

        The Company awards stock options with a graded-vesting period and as such has elected to recognize compensation costs over the requisite service period for the entire award. Total compensation costs charged against income for the years ended December 31, 2013, 2012, and 2011, was $687,000, $228,000, and $604,000, respectively. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $287,000, $600,000, and $361,000, for the years ended December 31, 2013, 2012, and 2011, respectively.

        At December 31, 2013, the Company had two stock-based employee compensation plans, which are described more fully in Note 20.

        Stock options are granted with an exercise price equal to the common stock's fair market value on the date of grant. Director stock options have ten year terms and vest and become fully exercisable on the grant date. Certain employee stock options have ten year terms and vest and become fully exercisable in 25% increments beginning as of the grant date. In addition, the Company has granted stock options to employees of the Company that have ten year terms and vest and become fully exercisable in 20% increments beginning after their first year of service.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The weighted average per share fair values of stock option grants made in 2013, 2012, and 2011, were $5.83, $4.65, and $4.84, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2013	2012	2011
Estimated option life	6.5 years	6.5 years	6.5 years
Risk free interest rate	1.14 - 2.21%	0.97 - 1.69%	1.45 - 2.81%
Expected volatility	39.50%	42.10%	44.70%
Expected dividend yield	1.23%	1.10%	1.02%

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

(3) Investment Securities and Other Investments

        The approximate fair value and amortized cost of investment securities at December 31, 2013 and 2012 are shown below.

	2013
(In thousands)	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$75,562	$2,914	$(1,548)	$76,928
Mortgage-backed securities	144,609	3,566	(346)	147,829
Municipal securities	113,716	3,426	(404)	116,738
U.S. treasury securities	4,992	37	—	5,029
Pooled trust preferred securities	2,795	—	—	2,795

Total	$341,674	$9,943	$(2,298)	$349,319

Investment Securities Held-to-Maturity
Mortgage-backed securities	2,472	145	—	2,617
Pooled trust preferred securities	4,005	—	(1,095)	2,910

Total	$6,477	$145	$(1,095)	$5,527

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

        The fair value and amortized cost of investment securities by contractual maturity at December 31, 2013 are shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	2013
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized cost	Fair Value	Amortized cost	Fair Value
Within One Year	$8,549	$8,690	$—	$—
After 1 year but within 5 years	$30,120	$31,672	$—	$—
After 5 years but within 10 years	61,665	64,876	—	—
After 10 years	96,731	96,252	4,005	2,910
Mortgage-backed securities	144,609	147,829	2,472	2,617

Total	$341,674	$349,319	$6,477	$5,527

        For the years ended December 31, 2013, 2012, and 2011, proceeds from sales of investment securities available-for-sale amounted to $0, $0, and $40.4 million, respectively. Gross realized gains in 2013, 2012, and 2011, amounted to $0, $0, and $2.4 million, respectively. There were no gross realized losses for each of the years ended December 31, 2013, 2012, and 2011.

        The table below shows the Company's investment securities' gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

	At December 31, 2013
	Less than 12 months		12 months or more		Total
Investment Securities Available-for-Sale (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$38,554	$(1,548)	$—	$—	$38,554	$(1,548)
Mortgage-backed securities	46,563	(335)	318	(11)	46,881	(346)
Municipal securities	30,452	(404)	—	—	30,452	(404)

Total temporarily impaired securities	$115,569	$(2,287)	$318	$(11)	$115,887	$(2,298)

	Less than 12 months		12 months or more		Total
Investment Securities Held-to-Maturity (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$2,910	$(1,095)	$2,910	$(1,095)

Total temporarily impaired securities	$—	$—	$2,910	$(1,095)	$2,910	$(1,095)

	At December 31, 2012
	Less than 12 months		12 months or more		Total
Investment Securities Available-for-Sale (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$—	$—	$362	$(5)	$362	$(5)

Total temporarily impaired securities	$—	$—	$362	$(5)	$362	$(5)

	Less than 12 months		12 months or more		Total
Investment Securities Held-to-Maturity (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$5,072	$(2,589)	$5,072	$(2,589)

Total temporarily impaired securities	$—	$—	$5,072	$(2,589)	$5,072	$(2,589)

        The Company estimates the fair value of its pooled trust preferred securities portfolio by using third party projected cash flows for each of the issuances in the portfolio, and a discount rate that is commensurate with the risk inherent in the expected cash flows is applied to arrive at the estimated fair value.

        The Company completes reviews for other-than-temporary impairment at least quarterly. As of December 31, 2013, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2013, 98% of the Company's mortgage-backed securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

        The Company has $2.4 million in non-government non-agency mortgage-backed securities in its held-to-maturity portfolio. These securities are rated from AAA to AA. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2013, certain of the Company's investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. The Company does not intend to sell nor does the Company believe it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

        The Company owns four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio. Based on the interim rule, only two of the four investments were exempt from the covered fund definition. For the two investments that were not exempt as a result of the interim rule, the Company will be required to divest its investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule on July 21, 2015. As a result of this new regulation, these two investments which had a par value of $3.1 million and a carrying value of $2.8 million at December 31, 2013, were reclassified to the available-for-sale investment securities portfolio and an other-than-temporary impairment of $300,000 was recognized as of December 31, 2013 as the Company no longer has the ability to hold until recovery. The impairment recorded was determined based on the market bid price of these investments.

        The par value of the two pooled trust preferred securities still classified as held-to-maturity totaled $4.0 million at December 31, 2013. The collateral underlying these structured securities are instruments issued by financial institutions. The Company owns the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. One security has a composite rating of A- and the other security has a composite rating of BBB+. Observable trading activity remains limited for these types of securities. The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired. The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the A-3 tranches. The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

        In one of the pooled trust preferred securities, 60% of the principal balance is subordinate to the Company's class of ownership, and it is estimated that a break in contractual cash flow would occur if $169 million of the remaining $233 million, or 73% of the performing collateral defaulted or deferred payment. In the other pooled trust preferred security, 56% of the principal balance is subordinate to the Company's class of ownership, and it is estimated that a break in contractual cash flow would occur if $155 million of the remaining $243 million, or 64% of the performing collateral defaulted or deferred payment. Significant judgment is involved in the evaluation of other-than-temporary impairment. The

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these pooled trust preferred securities prior to the recovery of its investment.

        With the exception of the aforementioned impairment recorded on the Company's pooled trust preferred securities, no other-than-temporary impairment has been recognized for the remaining securities in the Company's investment portfolio as of December 31, 2013, 2012, and 2011.

        Investment securities that were pledged to secure borrowed funds and other balances as required at December 31, 2013 and 2012 had carrying values of $188.1 million and $235.9 million, respectively. The market values of these pledged securities at December 31, 2013 and 2012 were $197.1 million and $256.1 million, respectively. They were pledged as follows:

	2013
(In thousands)	Carrying Value	Market Value
FHLB advances	$6,510	$7,225
Customer repurchase agreements	119,883	125,703
Debtor in possession, public deposits, trust services division deposits and interest rate swap	61,695	64,144

	$188,088	$197,072

	2012
(In thousands)	Carrying Value	Market Value
FHLB advances	$8,497	$9,731
Customer repurchase agreements	164,258	177,708
Debtor in possession, public deposits, trust services division deposits and interest rate swap	63,180	68,699

	$235,935	$256,138

        Investment securities are pledged against certain customer deposit accounts (referred to as customer repurchase agreements). See Note 11 to the notes to consolidated financial statements for additional information.

        Other investments include Federal Home Loan Bank stock of $17.8 million and $13.6 million at December 31, 2013 and 2012, respectively, and $63,000 of Community Bankers' Bank stock at December 31, 2013 and 2012. As a member of the Federal Home Loan Bank of Atlanta ("FHLB"), the Company's banking subsidiary is required to hold stock in this entity. Stock membership in Community Bankers' Bank allows the Company to participate in loan purchases and sales. In addition, included in other investments at December 31, 2013 and 2012 is the Company's $619,000 investment in Cardinal Statutory Trust I. At December 31, 2013 and 2012, the Company has an equity investment in a local bank holding company of $50,000. These investments are carried at cost since no active trading markets exist. At December 31, 2013, the Company had low income housing fund investments of $524,000 compared to $2,000 at December 31, 2012.

        The Company's policy is to review for impairment of FHLB stock at each reporting period. At December 31, 2013, FHLB was in compliance with all of its regulatory capital requirements. The Company believes its holdings in the stock are ultimately recoverable at par value as of December 31, 2013. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investment Securities and Other Investments (Continued)

in the foreseeable future. Based on the Company's analysis of positive and negative factors, it believes that as of December 31, 2013 and 2012, its FHLB stock was not impaired.

(4) Investment Securities—Trading

        The Company acquired investment assets and designated them as trading to economically hedge against fair value changes of the Company's nonqualified deferred compensation plan liability. Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings. Trading securities at December 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Cash equivalents	$506	$464
Equities	—	419
Mutual funds	3,384	2,268

	$3,890	$3,151

        The net realized gain on trading securities for the years ended December 31, 2013, 2012, and 2011 and was $68,000, $158,000, and $144,000, respectively.

(5) Loans Receivable and Allowance for Loan Losses

        The loan portfolio at December 31, 2013 and 2012 consists of the following:

(In thousands)	2013	2012
Commercial and industrial	$219,156	$222,961
Real estate—commercial	1,048,579	827,243
Real estate—construction	363,063	373,717
Real estate—residential	299,484	260,352
Home equity lines	109,481	117,647
Consumer	4,159	4,204

	2,043,922	1,806,124
Net deferred fees	(3,754)	(2,695)

Loans receivable, net of fees	2,040,168	1,803,429
Allowance for loan losses	(27,864)	(27,400)

Loans receivable, net	$2,012,304	$1,776,029

        Loans totaling $1.1 billion serve as collateral for the Company's Federal Home Loan Bank advance capacity at December 31, 2013. Loans held as collateral at the Federal Reserve for use of the Company's discount window line of credit total $109.8 million at December 31, 2013.

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

        Real Estate-Residential and Home Equity Loans.    Real estate-residential loans are originated by Cardinal Bank and George Mason. This portfolio consists of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured primarily by the residences of borrowers.

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

        Substantially all of the Company's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. As a matter of regulatory restriction, the Company's banking subsidiary limits the amount of credit extended to any single borrower or group of related borrowers. At December 31, 2013, the amount of credit extended to any single borrower or group of related borrowers was limited to $51.5 million. Loans in process at December 31, 2013 and 2012 were $0 and $573,000, respectively.

        The Company's allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.

        An analysis of the change in the allowance for loan losses follows:

(In thousands)	2013	2012	2011
Balance, beginning of year	$27,400	$26,159	$24,210
Provision for loan losses	(32)	7,123	6,910
Loans charged-off	(231)	(6,919)	(5,654)
Recoveries	727	1,037	693

Balance, end of year	$27,864	$27,400	$26,159

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

        An analysis of the allowance for loan losses based on loan type, or segment, and the Company's loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, is below:

Allowance for Loan Losses

For the Year Ended December 31, 2013

(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$525	$17,990	$7,675	$857	$266	$87	27,400
Charge-offs	(42)	—	—	(185)	—	(4)	(231)
Recoveries	311	289	21	104	—	2	727
Provision for loan losses	2,535	(2,203)	(2,360)	1,645	343	8	(32)

Ending Balance, December 31, 2013	$3,329	$16,076	$5,336	$2,421	$609	$93	$27,864

Ending Balance, December 31, 2013:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,329	16,076	5,336	2,421	609	93	27,864

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

Loans Receivable

At December 31, 2013

(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, December 31, 2013	$219,156	$1,048,579	$363,063	$299,484	$109,481	$4,159	$2,043,922

Ending Balance, December 31, 2013:
Individually evaluated for impairment	$814	$1,738	$775	$—	$51	$—	$3,378
Collectively evaluated for impairment	218,342	1,046,841	362,288	299,484	109,430	4,159	2,040,544

Allowance for Loan Losses

For the Year Ended December 31, 2012

(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$3,390	$13,377	$6,495	$1,709	$1,119	$69	26,159
Charge-offs	(1,194)	(4,959)	—	(291)	(460)	(15)	(6,919)
Recoveries	24	105	627	241	36	4	1,037
Provision for loan losses	(1,695)	9,467	553	(802)	(429)	29	7,123

Ending Balance, December 31, 2012	$525	$17,990	$7,675	$857	$266	$87	$27,400

Ending Balance, December 31, 2012:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	525	17,990	7,675	857	266	87	27,400

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

        The Company's ongoing credit quality management process relies on a system of activities to assess and evaluate various factors that impact the estimation of the allowance for loan losses. These factors include, but are not limited to: current economic conditions; loan concentrations, collateral adequacy and value; past loss experience for particular types of loans, size, composition and nature of loans; migration of loans through the Company's loan rating methodology; trends in charge-offs and recoveries. This process also contemplates a disciplined approach to managing and monitoring credit exposures to ensure that the structure and pricing of credit is always consistent with the Company's assessment of the risk. The loan officer has frequent contact with the borrower and is a key player in the credit management process and must develop and diligently practice sound credit management skills and habits to ensure effectiveness. Under the direction of the Company's loan committee and the chief credit officer, the credit risk management function works with the loans officers and other groups within the Company to monitor the loan portfolio, maintain the watch list, and compile the analysis necessary to determine the allowance for loan losses.

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

        In addition to internal activities, the Company also engages an external consultant on a quarterly basis to review the Company's loan portfolio. This external loan review function helps to evaluate the soundness of the loan portfolio through a third party review of existing exposures in the portfolio, supporting the commercial loan officers in the execution of its credit management responsibilities, and monitoring the adherence to the Company's credit risk management standards.

        The following tables report the Company's nonaccrual and past due loans at December 31, 2013 and 2012. In addition, the credit quality of the loan portfolio is provided as of December 31, 2013 and 2012.

Nonaccrual and Past Due Loans

At December 31, 2013

(In thousands)

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$101	$316	$—	$417	$218,739	219,156	$—	$—
Real estate—commercial
Owner occupied	—	—	—	—	279,631	279,631	—	—
Non-owner occupied	82	—	1,738	1,820	767,128	768,948	—	1,738
Real estate—construction
Residential	—	—	—	—	120,144	120,144	—	—
Commercial	—	—	525	525	242,394	242,919	—	525
Real estate—residential
Single family	8	—	—	8	213,537	213,545	—	—
Multi-family	—	—	—	—	85,939	85,939	—	—
Home equity lines	—	—	51	51	109,430	109,481	—	51
Consumer
Installment	—	—	—	—	3,912	3,912	—	—
Credit cards	—	—	—	—	247	247	—	—

	$191	$316	$2,314	$2,821	$2,041,101	$2,043,922	$—	$2,314

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

        At December 31, 2013, 2012, and 2011, the Company had impaired loans on nonaccrual status of $2.3 million, $7.6 million, and $14.6 million, respectively. The valuation allowance for impaired loans for each of the years ended December 31, 2013 and 2012 was $0. For the years ended December 31, 2013, 2012, and 2011, the Company charged-off $0, $4.8 million, and $5.1 million, respectively, related to impaired loans for the portion of the outstanding principal balance which was unsecured based on the estimated fair value of the underlying collateral.

        The average balance of impaired loans was $4.2 million, $11.3 million, and $10.3 million, for 2013, 2012, and 2011, respectively. Interest income that would have been recorded had these loans been performing for the years ended December 31, 2013, 2012, and 2011, would have been $626,000, $491,000, and $766,000, respectively. The interest income realized prior to these loans being placed on nonaccrual status for December 31, 2013, 2012, and 2011, was $5,000, $111,000, and $341,000, respectively. For each of the years ended December 31, 2013 and 2012, the Company did not have any accruing loans past due 90 days or more as to principal or interest payments.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

        Additional information on the Company's impaired loans that were evaluated for specific reserves as of December 31, 2013 and 2012, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans

At December 31, 2013

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$814	$814	$—	$23
Real estate—commercial
Owner occupied	—	—	—	—
Non-owner occupied	1,738	3,872	—	—
Real estate—construction
Residential	—	—	—	—
Commercial	775	2,928	—	—
Real estate—residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	51	51	—	—
With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate—commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate—construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate—residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
By segment total:
Commercial and industrial	$814	$814	$—	$23
Real estate—commercial	1,738	3,872	—	—
Real estate—construction	775	2,928	—	—
Real estate—residential	—	—	—	—
Home equity lines	51	51	—	—

Total	$3,378	$7,665	$—	$23

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

        Nonaccruing loans that are modified can be placed back on accrual status when both the principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The Company modified one

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

loan as a TDR during the year ended December 31, 2013. The following table reconciles the beginning and ending balances on TDRs for the year ended December 31, 2013 and 2012, respectively:

Troubled Debt Restructurings

At December 31, 2013

(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1, 2013	$1,776	$3,800	$1,762	$—	$—	$—	$7,338
New TDRs	—	570	—	—	—	—	570
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	(1,776)	(2,632)	(1,237)	—	—	—	(5,645)

Ending Balance, December 31, 2012	$—	$1,738	$525	$—	$—	$—	$2,263

Troubled Debt Restructurings

At December 31, 2012

(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1, 2012	$3,497	$9,098	$2,750	$—	$—	$—	$15,345
New TDRs	—	—	—	—	—	—	—
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	(1,068)	(3,749)	—	—	—	—	(4,817)
Sales, paydowns, or other decreases	(653)	(1,549)	(988)	—	—	—	(3,190)

Ending Balance, December 31, 2012	$1,776	$3,800	$1,762	$—	$—	$—	$7,338

        All of these TDRs are on nonaccrual as of December 31, 2013 and 2012, respectively, per the Company's policy for placing a loan on nonaccrual and are included in the impaired loans table above.

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

        As of December 31, 2013, the TDRs make up one relationship with the Bank. These loans are performing as expected post-modification. As of December 31, 2012, the TDRs make up three relationships with the Bank and were performing as expected post-modification. For restructured loans in the portfolio, the Company had no loan loss reserves for each of the years ended December 31, 2013 and 2012, respectively. There were no outstanding commitments to advance additional funds to customer relationships whose loans had been restructured for each of the years ended December 31, 2013 and 2012.

        Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For the year ended December 31, 2013, one loan identified as a TDR had a payment default within the last twelve months. For the year ended December 31, 2012, no loans identified as TDRs had a payment default within the last twelve months.

        One of the most significant factors in assessing the credit quality of the Company's loan portfolio is the risk rating. The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, substandard, doubtful and loss. During 2011, the Company added an additional risk rating, other loans especially mentioned ("OLEM"), for the monitoring of credit quality. Other loans especially mentioned are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the bank's credit position at some future date. These loans may not show problems as yet due to the borrower's apparent ability to service the debt, but special circumstances surround the loans of which the Bank's management should be aware. Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management. Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable. A loss loan is one that is considered uncollectible and will be charged-off immediately. All other loans not rated OLEM, substandard, doubtful or loss are considered to have a pass risk rating. Substandard and doubtful risk rated loans are evaluated for impairment. The following table presents a summary of the risk ratings by portfolio segment and class segment at December 31, 2013 and 2012, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans Receivable and Allowance for Loan Losses (Continued)

Internal Risk Rating Grades

At December 31, 2013

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$217,755	$587	$814	$—	$—
Real estate—commercial
Owner occupied	279,631	—	—	—	—
Non-owner occupied	753,872	13,338	1,738	—	—
Real estate—construction
Residential	120,144	—	—	—	—
Commercial	242,144	—	775	—	—
Real estate—residential
Single family	213,537	8	—	—	—
Multi-family	85,939	—	—	—	—
Home equity lines	109,430	—	51	—	—
Consumer
Installment	3,912	—	—	—	—
Credit cards	247	—	—	—	—

	$2,026,611	$13,933	$3,378	$—	$—

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

        Loans rated substandard and doubtful totaling $3.4 million and $8.4 million were evaluated for impairment at December 31, 2013 and 2012, respectively. For each of the years ended December 31, 2013 and 2012, there was no related allowance for impaired loans. Loans receivable—evaluated for impairment and measured at fair value on a non-recurring basis, net of the related allowance is $3.4 million and $8.4 million for the years ended December 31, 2013 and 2012, respectively (see Note 23 to the notes to consolidated financial statements for additional information).

(6) Other Real Estate Owned

        The Company had no other real estate owned as of December 31, 2013 and 2012. The balances in other real estate owned are at lower of carrying value or fair value less any costs to sell on the statement of condition. The fair value is determined by obtaining an updated appraisal of the foreclosed property which is then discounted for estimated selling costs.

        The Company recorded impairment charges of $911,000 during 2011 related to the decrease in fair values of the properties held in other real estate owned. No such expense was recorded during 2013 and 2012. The Company recorded a net gain on the sales of real estate of $30,000 for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, the Company recorded net losses on the sales of real estate of $333,000 and $0, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Loans Held for Sale

        The loans held for sale portfolio at December 31, 2013 and 2012, consisted of the following:

(In thousands)	2013	2012
Residential	$311,493	$728,973
Construction-to-permanent	60,168	44,399

	371,661	773,372
Net deferred costs	2,332	12,379

Loans held for sale, net	$373,993	$785,751

        Loans that are classified as construction-to-permanent are those loans that provide variable rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market.

(8) Goodwill and Other Intangible Assets

        The Company performs its annual recoverability assessment during the third calendar quarter for its mortgage banking reporting unit. The Company adopted the provisions of ASU No. 2011-08, Testing Goodwill for Impairment ("ASU No. 2011-08"). For purposes of performing the recoverability assessment, ASU No. 2011-08 requires an entity to assess all relevant events and circumstances in evaluating whether it is more likely than not that the fair value of the mortgage banking reporting unit is less than its carrying value. After evaluating all relevant facts and circumstances, the Company determined that it is more likely than not that the fair value of the mortgage banking reporting unit exceeds its carrying value and no goodwill impairment was indicated for the year ended December 31, 2013.

        Information concerning amortizable intangibles follows:

	Mortgage Banking		Wealth Management and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2011	$1,781	$1,435	$616	$616	$2,397	$2,051

2012 activity:
Customer relationship intangibles	—	198	—	—	—	198
Trade name	—	—	—	—	—	—

Balance at December 31, 2012	$1,781	$1,633	$616	$616	$2,397	$2,249

2013 activity:
Customer relationship intangibles	—	148	—	—	—	148
Trade name	—	—	—	—	—	—

Balance at December 31, 2013	$1,781	$1,781	$616	$616	$2,397	$2,397

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Goodwill and Other Intangible Assets (Continued)

        The aggregate amortization expense for 2013, 2012, and 2011, was $148,000, $198,000, and $198,000, respectively. There is no additional amortization expense as the Company's other identified intangibles are fully amortized.

        The carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2013 and 2012	$24	$10,120	$10,144

(9) Premises and Equipment

        The components of premises and equipment at December 31, 2013 and 2012 were as follows:

(in thousands)	2013	2012
Land	$4,350	$4,350
Buildings	6,680	6,680
Furniture and equipment	25,478	22,509
Leasehold improvements	10,807	9,206

Total cost	47,315	42,745
Less accumulated depreciation and amortization	(26,926)	(23,553)

Premises and equipment, net	$20,389	$19,192

        Depreciation expense for the years ended December 31, 2013, 2012, and 2011, was $3.2 million, $2.7 million, and $2.5 million, respectively.

        The Company has entered into operating leases for office space over various terms. The leases generally have options to renew and are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

        Minimum future rental payments under the no cancelable operating leases, as of December 31, 2013 were as follows:

Year ending December 31,	Amount
(In thousands)
2014	$8,408
2015	6,933
2016	5,372
2017	3,830
2018	3,437
Thereafter	8,900

$36,880

        The total rent expense was $7.9 million, $6.6 million, and $5.5 million for the years ended December 31, 2013, 2012, and 2011, respectively, and is recorded in occupancy expense on the consolidated statements of income.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Premises and Equipment (Continued)

        The Company subleased excess office space to third parties. Future minimum lease payments under noncancelable subleasing arrangements as of December 31, 2013 were as follows:

Year ending December 31,	Amount
(In thousands)
2014	$47
2015	49
2016	50
2017	52
2018	31
Thereafter	—

$229

        The total rent income was $158,000, $166,000, and $187,000, in 2013, 2012, and 2011, respectively, and is recorded as a reduction of occupancy expense in the consolidated statements of income.

(10) Deposits

        Deposits consist of the following at December 31, 2013 and 2012:

(In thousands)	2013	2012
Non-interest bearing demand deposits	$433,749	$351,815
Interest bearing deposits:
Interest checking	398,136	347,697
Money market and statement savings	475,707	430,391
Certificates of deposit	751,267	1,113,855

Total interest-bearing deposits	1,625,110	1,891,943

Total deposits	$2,058,859	$2,243,758

        Interest expense by deposit categories is as follows:

(In thousands)	2013	2012	2011
Interest checking	$2,170	$2,457	$255
Money market and statement savings	1,389	1,689	1,534
Certificates of deposit	9,457	10,693	11,771

Total interest expense	$13,016	$14,839	$13,560

        The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000 was $350.0 million and $565.1 million at December 31, 2013 and 2012, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Deposits (Continued)

        At December 31, 2013, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows:

Maturities:

(In thousands)	Fixed Term	No-Penalty	Total
Three months or less	$116,690	$7,196	$123,886
Over three months through six months	43,466	2,455	45,921
Over six months through twelve months	46,909	2,105	49,014
Over twelve months	90,186	40,970	131,156

	$297,251	$52,726	$349,977

        No-penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

        Brokered certificates of deposits at December 31, 2013 and 2012 were $301.2 and $616.6 million, respectively.

        At December 31, 2013, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
2014	$428,637
2015	157,204
2016	97,926
2017	45,997
2018	18,437
2019	3,066

$751,267

(11) Other Borrowed Funds

        At December 31, 2013 and 2012, other borrowed funds consisted of the following:

(In thousands)	2013	2012
Fixed rate FHLB advances	$315,000	$215,000
Federal funds purchased	45,000	50,000
Customer repurchase agreements	94,613	106,656
Payable to Statutory Trust I	20,619	20,619

	$475,232	$392,275

        The Company had fixed rate advances from the FHLB totaling $315.0 million and $215.0 million at December 31, 2013 and 2012, respectively. These advances mature through 2022 and have interest rates ranging from 0.17% to 4.85%.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Other Borrowed Funds (Continued)

        The contractual maturities of the fixed rate advances for each of December 31, 2013 and 2012 were as follows:

(In thousands)

At December 31, 2013
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
Fixed Rate Credit	0.17%	1 month	2014	$100,000
Fixed Rate Hybrid	3.37 - 3.50%	48 months	2015	10,000
Fixed Rate Hybrid	2.03%	48 months	2016	10,000
Fixed Rate Hybrid	3.45%	60 months	2016	5,000
Convertible	3.93 - 4.55%	120 months	2016	50,000
Fixed Rate Hybrid	2.46 - 2.65%	60 months	2017	30,000
Convertible	3.10 - 4.85%	120 months	2017	60,000
Convertible	2.81 - 4.00%	120 months	2018	20,000
Fixed Rate Hybrid	2.98%	84 months	2019	10,000
Fixed Rate Hybrid	3.80 - 4.01%	120 months	2022	20,000

Total FHLB Advances	3.09%			$315,000

(In thousands)

At December 31, 2012
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
Fixed Rate Hybrid	3.37 - 3.50%	48 months	2015	$10,000
Fixed Rate Hybrid	2.03%	48 months	2016	10,000
Fixed Rate Hybrid	3.45%	60 months	2016	5,000
Convertible	3.93 - 4.55%	120 months	2016	50,000
Fixed Rate Hybrid	2.46 - 2.65%	60 months	2017	30,000
Convertible	3.10 - 4.85%	120 months	2017	60,000
Convertible	2.81 - 4.00%	120 months	2018	20,000
Fixed Rate Hybrid	2.98%	84 months	2019	10,000
Fixed Rate Hybrid	3.80 - 4.01%	120 months	2022	20,000

Total FHLB Advances	3.61%			$215,000

        The average balances of FHLB advances for the years ended December 31, 2013 and 2012 were $217.3 million and $230.5 million, respectively. The maximum amount outstanding at any month-end for the years ended December 31, 2013 and 2012 was $315.0 million and $295.0 million, respectively. Total interest expense on FHLB advances for the years ended December 31, 2013, 2012, and 2011 was $7.9 million, $8.2 million, and $9.6 million, respectively.

        Customer repurchase agreements generally mature within one to four days and are reflected in the consolidated statements of financial condition at the amount of cash received. The Company's deposit customers are the counterparties to these types of funding arrangements. The Company pledges investment securities to collateralize these borrowings. At December 31, 2013 and 2012, the Company

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Other Borrowed Funds (Continued)

had repurchase agreements of $94.6 million and $106.7 million, respectively. The weighted-average interest rate of these customer repurchase agreements was 0.16%, 0.21%, and 0.24%, at December 31, 2013, 2012, and 2011, respectively. The average balances of customer repurchase agreements during 2013, 2012, and 2011 were $104.8 million, $117.3 million, and $87.0 million, respectively, and the maximum amount outstanding at any month-end during 2013, 2012, and 2011, was $148.1 million, $160.1 million, and $106.7 million, respectively. Interest expense on customer repurchase agreements for 2013, 2012, and 2011, was $165,000, $249,000, and $210,000, respectively.

        At December 31, 2013 and 2012, the Company had federal funds purchased of $45.0 million and $50.0 million, respectively, outstanding with a weighted average interest rate of 0.43% and 0.38%, respectively. Interest expense on federal funds purchased in 2013, 2012, and 2011, was $24,000, $35,000, and $33,000, respectively.

        The Company has a line of credit at the Federal Reserve discount window in the amount of $94.5 million at December 31, 2013, none of which was drawn as of that date. There was no interest expense related to the discount window in 2013, 2012, and 2011.

        In July 2004, the Company formed a wholly-owned subsidiary, Cardinal Statutory Trust I (the "Trust"), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and have an interest rate of LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. At December 31, 2013, the interest rate on trust preferred securities was 2.64%. These securities are redeemable at par beginning September 2009. The Company has guaranteed payment of these securities. The $20.6 million payable by the Company to the Trust is included in other borrowed funds. The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity. The additional $619,000 that is payable by the Company to the Trust represents the Company's unfunded capital investment in the Trust. The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank. Interest expense on the trust preferred securities in 2013, 2012, and 2011, was $693,000, $834,000, and $816,000, respectively.

        During 2011, the Company extinguished $55.0 million in FHLB advances which had an average cost of 2.87%, or $1.6 million annually. As part of the prepayment arrangement with the FHLB, the Company paid a one-time penalty of $2.3 million related to these advances. The Company replaced these advances with lower-cost longer-term funding from the FHLB. This expense is reported in the non-interest expense section of the Company's consolidated statements of income and no such expense occurred during 2013 or 2012.

        The scheduled maturities of other borrowed funds at December 31, 2013 were as follows:

(In thousands)	2014	2015	2016	2017	2018	2019 and Thereafter
FHLB advances	$100,000	$10,000	$65,000	$90,000	$20,000	$30,000
Customer repurchase agreements	94,613	—	—	—	—	—
Federal funds sold	45,000	—	—	—	—	—
Payable to Statutory Trust I	—	—	—	—	—	20,619

	$239,613	$10,000	$65,000	$90,000	$20,000	$50,619

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes

        The Company and its subsidiaries file consolidated federal tax returns on a calendar-year basis. For the years ended December 31, 2013, 2012, and 2011, the Company recorded income tax expense of $12.2 million, $22.7 million, and $14.1 million, respectively.

        The provision for income tax expense is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes as follows:

(In thousands)	2013	2012	2011
Income tax at federal corporate rate of 35%	$13,189	$23,784	$14,742
Change in valuation allowance	245	671	—
Change in the carrying rate of deferred tax assets and liabilities	—	—	1
Expected state tax benefit of losses of nonbank entities	—	—	—
State tax expense, net of federal tax benefit	77	226	263
Nontaxable income	(1,466)	(2,152)	(1,152)
Nondeductible expenses	184	400	27
Other	(54)	(271)	241

	$12,175	$22,658	$14,122

        The components of income tax expense are as follows:

(In thousands)	2013	2012	2011
Included in net income
Current
Federal	$14,432	$16,355	$12,675
State	609	486	361

Total current	15,041	16,841	13,036

Deferred
Federal	(2,799)	5,695	1,057
State	(67)	122	29

Total deferred	(2,866)	5,817	1,086

Total included in net income	$12,175	$22,658	$14,122

Included in shareholders' equity:
Deferred tax expense related to the change in the net unrealized gain on investment securities available for sale	$(5,064)	$391	$4,468
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on derivative instruments designated as cash flow hedges	589	470	(572)

Total included in shareholders' equity	$(4,475)	$861	$3,896

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

(In thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$9,988	$9,761
Net operating state loss carryforwards	2,490	2,258
Unrealized losses on derivative instruments designated as cash flow hedges	22	611
Deferred compensation	5,424	3,965
Other	991	1,999

Total gross deferred tax assets	18,915	18,594
Less valuation allowance	(2,490)	(2,258)

Net deferred tax assets	16,425	16,336

Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale	(2,740)	(7,805)
Goodwill and intangibles, net	(601)	(149)
Fair value adjustments	(5,910)	(8,751)
Depreciation	(926)	(865)
Prepaid expenses	(190)	(15)
Loan origination costs	(663)	(697)

Total gross deferred tax liabilities	(11,030)	(18,282)

Net deferred tax asset (liability)	$5,395	$(1,946)

        Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance. Valuation allowances of $2.5 million and $2.3 million for December 31, 2013 and 2012, respectively, have been established for deferred tax assets. This valuation allowance relates primarily to the state net operating losses of the parent company, CWS and Wilson/Bennett as realization is dependent upon generating future taxable income within those entities and in the specific jurisdiction. There is uncertainty concerning the recoverability of these state net operating losses as the entities which own these losses have never operated profitably and future profitability is uncertain. Management believes that future operations of the Company will generate sufficient taxable income to realize the net deferred tax assets at each of December 31, 2013 and 2012. The Company has state net operating loss carryforwards of $41.5 million that begin to expire in 2017.

        As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits. The Company had no interest expense or tax penalties related to uncertain tax positions during the years ended December 31, 2013 and 2012. If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

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

        At December 31, 2013, accumulated other comprehensive income included an unrealized gain, net of tax, of $1.1 million related to forward loan sale contracts designated as the hedging instrument in the cash flow hedge. At December 31, 2012, accumulated other comprehensive income included an unrealized gain, net of tax, of $785,000 related to forward loan sale contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at December 31, 2013 which is related to the Company's cash flow hedges will be recognized in earnings during the first quarter of 2014. During 2013, 2012, and 2011, the Company recognized minimal amounts due to hedge ineffectiveness.

        At December 31, 2013, the Company had $210.9 million in residential mortgage rate lock commitments and associated forward sales and $293.2 million in forward loan sales associated with $374.0 million of loans that had closed and were presented as held for sale. At December 31, 2013, the derivative asset was $16.5 million and the derivative liability was $5.7 million.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Derivative Instruments and Hedging Activities (Continued)

        At December 31, 2012, information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt (trust preferred securities which is included in other borrowed funds on the statement of condition) is shown below. These interest rate swap agreements matured during 2013.

(Dollars in thousands)	2012
Notional amount	$10,000
Weighted average pay rate	3.97%
Weighted average receive rate	1.54%
Weighted average maturity in years	1 years
Unrealized gain (loss) relating to interest rate swaps	$119

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

        At December 31, 2012, the information pertaining to the single outstanding interest rate swap agreement used to hedge fixed-rate loans is shown below. This interest rate swap agreement matured during 2013.

(Dollars in thousands)	2012
Notional amount	$11,174
Weighted average pay rate	5.42%
Weighted average receive rate	0.25%
Weighted average maturity in years	1 year
Unrealized loss relating to interest rate swaps	$478

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Derivative Instruments and Hedging Activities (Continued)

        The agreement provided for the Company to make payments at a variable rate determined by a specified index (one month LIBOR) in exchange for receiving payments at a fixed rate.

        At December 31, 2012, the unrealized loss relating to use of interest rate swap was recorded in net income with an offsetting gain for the fair value of the loan. The fair value of the loan is included in loans receivable on the statement of condition. The hedge relationship has been effective since inception and is forecasted to remain effective. Ineffectiveness reflected in earnings is immaterial for the periods presented.

(14) Fair Value of Derivative Instruments and Hedging Activities

        The following tables disclose the derivative instruments' location on the Company's statement of condition and the fair value of those instruments at December 31, 2013 and 2012. In addition, the gains and losses related to these derivative instruments is provided for the years ended December 31, 2013 and 2012.

Derivative Instruments and Hedging Activities
At December 31, 2013
(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	5,489	Accrued Interest Payable and Other Liabilities	4,043

Total Derivatives Designated as Hedging Instruments		5,489		4,043

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	10,989	Accrued Interest Payable and Other Liabilities	9
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	9	Accrued Interest Payable and Other Liabilities	1,554

Total Derivatives Not Designated as Hedging Instruments		10,998		1,563

Total Derivatives		$16,487		$5,606

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Impact of Derivative Instruments on the Statement of Income
For the Year Ended December 31, 2013
(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
Interest Rate Swaps	Other Income	$478	Other Income	$(478)

Total		$478		$(478)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$89	Other Income	$—	Other Income	$—
Forward Loan Sales Commitments	1,020	Other Income	3,774	Other Income	—

Total	$1,109		$3,774		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitment	$59,566	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	6,421	Other Income
Rate Lock Commitments	(6,421)	Other Income

Total	$59,566

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

(15) Regulatory Matters

        The Bank, as a state-chartered bank, is subject to the dividend restrictions established by the State Corporation Commission of the Commonwealth of Virginia. Under such restrictions, the Bank may not, without the prior approval of the Bank's primary regulator, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 2013, there were approximately $173.8 million of accumulated earnings at the Bank which could be paid as dividends to the Company.

        The Bank is required to maintain a minimum non-interest earning clearing balance with the Federal Reserve Bank. The average amount of the clearing balance was $1.0 million for 2013.

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

        The regulatory capital of the Company at December 31, 2013 and 2012 is as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2013
(In thousands)
Total capital to risk weighted assets	$349,894	12.89%	$217,111	≥	8.00%	$271,389	≥	10.00%
Tier I capital to risk weighted assets	321,513	11.85%	108,555	≥	4.00%	162,833	≥	6.00%
Tier I capital to average assets	321,513	11.70%	109,928	≥	4.00%	137,410	≥	5.00%
At December 31, 2012
(In thousands)
Total capital to risk weighted assets	$328,547	13.04%	$201,530	≥	8.00%	$251,913	≥	10.00%
Tier I capital to risk weighted assets	300,732	11.94%	100,765	≥	4.00%	151,148	≥	6.00%
Tier I capital to average assets	300,732	10.49%	114,693	≥	4.00%	143,366	≥	5.00%

        The regulatory capital of the Bank at December 31, 2013 and 2012 is as follows:

	Actual		For Capital Adequacy Purposes			Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2013
(In thousands)
Total capital to risk-weighted assets	$343,392	12.73%	$215,733	≥	8.00%	$269,666	≥	10.00%
Tier I capital to risk-weighted assets	315,011	11.68%	107,867	≥	4.00%	161,800	≥	6.00%
Tier I capital to average assets	315,011	11.54%	109,212	≥	4.00%	136,515	≥	5.00%
At December 31, 2012
(In thousands)
Total capital to risk-weighted assets	$315,511	12.59%	$200,440	≥	8.00%	$250,550	≥	10.00%
Tier I capital to risk-weighted assets	287,695	11.48%	100,220	≥	4.00%	150,330	≥	6.00%
Tier I capital to average assets	287,695	10.08%	114,196	≥	4.00%	142,745	≥	5.00%

        At December 31, 2013 and 2012, the Company and the Bank met all regulatory capital requirements and are considered "well-capitalized" from a regulatory perspective.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Regulatory Matters (Continued)

        George Mason is also required to maintain defined capital levels under Department of Housing and Urban Development guidelines. At December 31, 2013 and 2012, George Mason maintained capital in excess of these required guidelines.

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

        Analysis of activity for loans to related parties follows:

(In thousands)	2013	2012
Balance, beginning of year	$32,604	$34,988
New loans	292	1,236
Loans paid off or paid down	(4,599)	(3,620)

Balance, end of year	$28,297	$32,604

        George Mason leases its headquarters office space from a director of the Company who is the manager and a 3.1% owner of the limited liability company that owns the building in which the space is leased. The lease was extended during 2013 so that it now expires June 30, 2019. The rent that George Mason pays for the use of this space under the existing lease ranges from $1.0 to $1.2 million annually over the next six years. Rent payments totaled $789,000 in 2013, $912,000 in 2012, and $738,000 in 2011. The Company also leases branch office space from a director who has an indirect ownership in the building. Certain of his immediate family members own a minority interest in the limited liability company that owns the building. The rent the Bank pays for the use of this space under the existing lease is $31,000 to $32,000 annually for the next three years. Rent payments totaled $30,000 in 2013 and $34,000 in 2012.

(17) Earnings Per Common Share

        The following is the calculation of basic and diluted earnings per common share.

(In thousands, except per share data)	2013	2012	2011
Net income	$25,510	$45,297	$27,998
Weighted average shares for basic	30,687	29,654	29,401
Weighted average shares for diluted	31,077	29,996	29,784
Basic earnings per common share	$0.83	$1.53	$0.95

Diluted earnings per common share	$0.82	$1.51	$0.94

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Earnings Per Common Share (Continued)

        The following shows the composition of basic outstanding shares for the years ended December 31, 2013, 2012, and 2011:

(in thousands)	2013	2012	2011
Weighted average shares outstanding—basic	30,271	29,244	28,938
Weighted average shares attributable to deferred compensation plans	416	410	463

Total weighted average shares—basic	30,687	29,654	29,401

        Weighted average shares for the basic earnings per share calculation is increased by the number of shares required to be issued under the Company's various deferred compensation plans. These plans provide for a Company match. The Company match must be in common stock of the Company.

        The following shows the composition of diluted outstanding shares for the years ended December 31, 2013, 2012, and 2011:

(in thousands)	2013	2012	2011
Weighted average shares outstanding—basic	30,271	29,244	28,938
Weighted average shares attributable to deferred compensation plans	628	664	694
Weighted average shares attributable to vested stock options	151	88	152
Incremental shares from unvested stock options	27	—	—

Total weighted average shares—diluted	31,077	29,996	29,784

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

        Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the years ended December 31, 2013 and 2011 were 157 and 19,412, respectively. There were no antidilutive outstanding stock options for the year ended December 31, 2012. These stock options have exercise prices that were greater than the average market price of the Company's common stock for the years presented. In addition, for the years ended December 31, 2013 and 2012, there were 26,995 and 14,739, respectively, incremental shares related to unvested stock options added to the diluted weighted average share calculation. No unvested incremental stock option shares were added to the earnings per share calculation for 2011 as the addition of these shares to the diluted weighted average share calculation would have been antidilutive.

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

contribution. Expense related to the Company's match in 2013, 2012, and 2011, was $ 1.3 million, $1.1 million, and $682,000, respectively. Employees are immediately vested in the Company's matching contribution.

(19) Deferred Compensation Plans

        The Company has deferred compensation plans for its directors and certain employees. Under the directors' plan, a director may elect to defer all or a portion of any director-related fees including fees for serving on board committees. Under the employees' plan, certain employees may defer all or a portion of their compensation including any bonus or commission compensation. Director and employee deferrals, other than employees of George Mason, are matched 50% by the Company. Deferrals made by employees of George Mason are not eligible for the Company match. The amount of the Company match is deemed invested in Company common stock which vests immediately for the directors and over three years for employees. The maximum Company match per employee is $50,000 per year. There is no annual ceiling to the Company match for directors. Expense relating to the deferred compensation plans for the years ended December 31, 2013, 2012, and 2011, was $286,000, $215,000, and $253,000, respectively, the employee portion of which is included in salary and benefits expense and the directors portion of the expense is included in other operating expense in the consolidated statements of income.

        The deferred compensation plan liability at December 31, 2013 and 2012 was $8.3 million and $7.2 million, respectively. The trust established for the deferred compensation plan is funded.

        The Company has a supplemental executive retirement plan (SERP) that covers certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest beginning with the individual's retirement. A liability is accrued for the obligation under these plans. The expense incurred for the SERP in 2013, 2012, and 2011 was $210,000, $2.4 million, and $434,000, respectively. The SERP liability was $7.1 million and $6.9 million as of December 31, 2013 and 2012, respectively.

(20) Director and Employee Stock-Based Compensation Plans

        At December 31, 2013, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the "Option Plan") and the 2002 Equity Compensation Plan (the "Equity Plan").

        In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company's common stock to employees and members of the Company's and its subsidiaries' boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

        In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or performance share awards to directors, eligible officers and key employees of the Company. In 2011, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 2,420,000 to 3,170,000, an increase of 750,000 shares. In addition, the amendment extended the term of

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Director and Employee Stock-Based Compensation Plans (Continued)

the Equity Plan to February 21, 2021. There are 701,818 shares of the Company's common stock available for future grants and awards in the Equity Plan as of December 31, 2013.

        The following tables present a summary of the Company's stock option activity for the years ended December 31, 2013, 2012, and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	851,358	$10.21
Granted	278,250	16.23
Exercised	(106,355)	8.64
Forfeited	(11,700)	10.18

Outstanding at December 31, 2013	1,011,553	$12.03	5.44	$6,025,243

Options exercisable at December 31, 2013	722,403	$11.15	4.25	$4,943,418

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,832,860	$9.38
Granted	63,750	12.11
Exercised	(1,027,702)	8.84
Forfeited	(17,550)	10.20

Outstanding at December 31, 2012	851,358	$10.21	4.67	$5,182,708

Options exercisable at December 31, 2012	682,458	$10.19	3.84	$4,166,600

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,197,289	$8.67
Granted	153,100	11.20
Exercised	(428,779)	6.13
Forfeited	(88,750)	10.77

Outstanding at December 31, 2011	1,832,860	$9.38	4.19	$2,493,627

Options exercisable at December 31, 2011	1,659,160	$9.38	3.74	$2,250,771

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Director and Employee Stock-Based Compensation Plans (Continued)

        Information pertaining to stock options outstanding at December 31, 2013 is as follows:

At December 31, 2013

	Options Outstanding			Options Exercisable
		Weighed Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.95 - $8.28	88,510	5.1 years	$6.45	72,560	$6.52
$8.39 - $9.59	62,500	1.9 years	8.89	60,700	8.90
$9.78 - $10.91	201,224	3.1 years	10.34	175,224	10.38
$11.03 - $12.65	368,069	4.5 years	11.60	311,469	11.58
$13.00 - $15.02	68,500	9.2 years	14.76	52,350	14.95
$15.32 - $17.82	222,750	9.2 years	16.54	50,100	16.57

Outstanding at year end	1,011,553	5.44	12.03	722,403	11.15

        Total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011, was $875,000, $7.7 million, and $2.0 million, respectively.

        A summary of the status of the Company's non-vested stock options and changes during the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	211,500	$3.93
Granted	153,100	4.84
Vested	(144,750)	4.71
Forfeited	(46,150)	4.47

Balance at December 31, 2011	173,700	$3.94

Granted	63,750	4.65
Vested	(54,220)	3.99
Forfeited	(14,330)	4.21

Balance at December 31, 2012	168,900	$4.17

Granted	278,250	5.83
Vested	(150,250)	5.09
Forfeited	(7,750)	4.21

Balance at December 31, 2013	289,150	$5.29

        At December 31, 2013, there was $1.1 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares that vested during the years ended December 31, 2013, 2012, and 2011, was $765,000, $216,000, and $681,000, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Segment Reporting

        The Company operates in three business segments: commercial banking, mortgage banking, and wealth management services. As of June 30, 2013, the Company merged the remaining operations of its trust division and Wilson/Bennett Capital Management, Inc., both of which had been included in the wealth management services segment, into CWS. In addition, as of June 30, 2013, the Company merged the operations of Cardinal First Mortgage, LLC into George Mason. Results for the year ended December 31, 2013 include six months of operations of these subsidiaries.

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

        Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the years ended December 31, 2013, 2012, and 2011 follows:

(In thousands)

At and for the Year Ended December 31, 2013:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$90,563	$2,474	$—	$(692)	$—	$92,345
Provision for loan losses	(117)	85	—	—	—	(32)
Non-interest income	3,767	24,760	1,337	85	(38)	29,911
Non-interest expense	43,832	35,185	1,580	4,044	(38)	84,603
Provision (benefit) for income taxes	16,734	(2,821)	(81)	(1,657)	—	12,175

Net income (loss)	$33,881	$(5,215)	$(162)	$(2,994)	$—	$25,510

Total Assets	$2,862,039	$380,124	$2,266	$347,288	$(697,487)	$2,894,230

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Segment Reporting (Continued)

At and for the Year Ended December 31, 2012:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$89,472	$2,365	$—	$(834)	$—	$91,003
Provision for loan losses	6,865	258	—	—	—	7,123
Non-interest income	5,868	54,794	2,623	176	(69)	63,392
Non-interest expense	43,495	29,529	2,656	3,706	(69)	79,317
Provision (benefit) for income taxes	14,436	9,764	(14)	(1,528)	—	22,658

Net income (loss)	$30,544	$17,608	$(19)	$(2,836)	$—	$45,297

Total Assets	$2,954,412	$815,820	$2,693	$329,328	$(1,063,066)	$3,039,187

At and for the Year Ended December 31, 2011:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$77,456	$2,522	$—	$(816)	$—	$79,162
Provision for loan losses	6,910	—	—	—	—	6,910
Non-interest income	6,116	25,592	2,552	161	(88)	34,333
Non-interest expense	42,202	16,032	2,610	3,709	(88)	64,465
Provision (benefit) for income taxes	11,397	4,291	(29)	(1,537)	—	14,122

Net income (loss)	$23,063	$7,791	$(29)	$(2,827)	$—	$27,998

Total Assets	$2,549,326	$531,403	$590	$278,820	$(757,423)	$2,602,716

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

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 2013 are collateralized.

        Commitments to extend credit of $210.9 million as of December 31, 2013 are related to George Mason's mortgage loan funding commitments and are of a short term nature. Commitments to extend credit of $1.3 billion primarily have floating rates as of December 31, 2013.

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

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2013 and 2012 is as follows:

        (In thousands)

	2013	2012
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$1,486,572	$1,248,766
Standby letters of credit	28,008	36,466

        The fair value of the liability associated with standby letters of credit and commitments to extend credit for the years ended December 31, 2013 and 2012 were $517,000 and $415,000, respectively.

        George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals were not acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. The Company recognizes an expense when settlement is deemed probable and the amount of such a settlement is estimable. Given the steps that have been taken to limit the exposure coupled with the

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22) Financial Instruments with Off Balance Sheet Risk (Continued)

passage of time and the expiration of the statute of limitations for loans originated in certain prior years, the Company's current expectation is that future putback claims will be limited in number.

        During 2013 and 2012, George Mason either repurchased from or settled with investors on such loans for a total of $302,000 and $375,000, respectively. This reserve had a balance of $261,000 and $628,000 for the years ended December 31, 2013 and 2012, respectively. The expense (benefit) related to this reserve for the years ended December 31, 2013, 2012, and 2011, was ($49,000), $962,000, and $670,000, respectively.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Fair Value Measurements (Continued)

        The Company had an interest rate swap to hedge against the change in fair value of one fixed rate commercial loan. The loan and associated interest rate swap matured during 2013. This loan was recorded at fair value using published yield curve rates from a national valuation service. These observable rates and inputs were applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category. Commercial and residential loans are evaluated for impairment and the carrying value of such loans is recorded at fair value based on appraisals of the underlying collateral completed by third parties using Level 2 valuation inputs.

        The Company had two additional interest rate swap derivatives designated as cash flow hedges which matured during 2013. These swaps were recorded at fair value using published yield curve rates from a national valuation service. These observable rates and inputs are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.

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

        There was one significant transfer from Level 3 to Level 2 measurements in the fair value hierarchy during the year ended December 31, 2013. There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the years ended December 31, 2012 and 2011. Transfers between levels are recognized at the end of each reporting period. The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities. At December 31, 2013, pooled trust preferred investment securities of $2.8 million were moved to the available-for-sale investment portfolio and transferred from a Level 3 to a Level 2 fair value measurement as a result of the aforementioned interim rule to the Volcker Rule. The Company will be required to divest of these investments by July 2015, and therefore the Company now records a fair value measurement on these investments based on a live market bid at period end, which is a Level 2 measurement. An impairment of $300,000 was recorded for the year ended December 31, 2013 as a result of this change in fair value methodology.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Fair Value Measurements (Continued)

        Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 are shown below:

At December 31, 2013
(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,029	$5,029	$—	$—
U.S. government-sponsored agencies	76,928		76,928	—
Mortgage-backed securities	147,829	—	147,829	—
Municipal securities	116,738	—	116,738	—
Pooled trust preferred securities	2,795	—	2,795	—
Total investment securities available-for-sale	349,319	5,029	344,290	—
Investment securities—trading	3,890	—	3,890	—
Bank-owned life insurance	32,063	—	32,063	—
Derivative asset—rate lock and forward loan sales commitments	16,478	—	16,478	—
Derivative asset—interest rate lock commitments	9	—	9	—
Derivative liability—rate lock and forward loan sales commitments	4,052	—	4,052	—
Derivative liability—interest rate lock commitments	1,554	—	1,554	—

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

At December 31, 2013
(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$2,910	$—	$—	$2,910
Loans receivable—evaluated for impairment	3,378	—	301	3,077

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

        The Company's held-to-maturity portfolio includes investments in two pooled trust preferred securities, totaling $4.0 million of par value at December 31, 2013. The collateral underlying these structured securities are instruments issued by financial institutions. The Company owns the A-3 tranches in each issuance. Observable trading activity remains limited for these types of securities. The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the two securities, and concluded that these securities are not other-than-temporarily impaired. The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

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

        Loans receivable—evaluated for impairment that are designated at fair value using Level 3 inputs on a nonrecurring basis total $3.1 million at December 31, 2013. The total amount for each period presented represents the entire population of loans receivable—evaluated for impairment, and of this amount, $3.1 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Fair Value Measurements (Continued)

construction or a residence. In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated. This is considered a Level 3 valuation. The value of business equipment is based upon the net book value on the applicable business's financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. At December 31, 2013, the Company's Level 3 loans consisted of one relationship totaling $2.3 million which was secured primarily by commercial real estate which did not have a valuation allowance and one relationship totaling $814,000 which was primarily secured by business assets.

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

        The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at December 31, 2013 and 2012:

	December 31, 2013
			Fair Value Measurements Using
	Carrying Amount	Estimated Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$29,209	$29,209	$29,209	$—	$—
Investment securities available-for-sale	349,319	349,319	5,029	344,290	—
Investment securities held-to-maturity and other investments	25,545	24,595	—	21,685	2,910
Loans held for sale	373,993	373,993	—	373,993	—
Loans receivable, net	2,012,304	2,024,835	—	301	2,024,534
Accrued interest receivable	7,939	7,939	7,939	—	—
Financial liabilities:
Demand deposits	$433,749	$433,749	$433,749	$—	$—
Interest checking	398,136	398,136	398,136	—	—
Money market and statement savings	475,707	475,707	475,707	—	—
Certificates of deposit	751,267	756,191	—	756,191	—
Other borrowed funds	475,232	491,236	—	491,236	—
Accrued interest payable	869	869	869	—	—

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Parent Company Only Financial Statements

        The Cardinal Financial Corporation (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION

December 31, 2013 and 2012

(In thousands)

	2013	2012
Assets
Cash and cash equivalents	$4,311	$7,141
Investment securities—Trading	3,890	3,151
Other investments	113	113
Investment in subsidiaries	333,076	315,367
Premises and equipment, net	632	671
Goodwill	24	24
Other assets	5,242	2,861

Total assets	$347,288	$329,328

Liabilities and Shareholders' Equity
Debt to Cardinal Statutory Trust I	$20,619	$20,619
Other liabilities	6,137	643

Total liabilities	26,756	21,262
Total shareholders' equity	$320,532	$308,066

Total liabilities and shareholders' equity	$347,288	$329,328

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31, 2013, 2012, and 2011

(In thousands)

	2013	2012	2011
Income:
Net interest expense	$(692)	$(834)	$(816)
Net realized and unrealized trading losses	68	158	144
Other income	17	18	17

Total income (loss)	(607)	(658)	(655)
Expense—general and administrative	4,044	3,706	3,709

Net loss before income taxes and equity in undistributed earnings of subsidiaries	(4,651)	(4,364)	(4,364)

Income tax benefit	(1,657)	(1,528)	(1,537)
Equity in undistributed earnings of subsidiaries	28,504	48,133	30,825

Net income	$25,510	$45,297	$27,998

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013, 2012, and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$25,510	$45,297	$27,998
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(28,504)	(48,133)	(30,825)
Depreciation	39	42	44
Proceeds from sale of investment securities—trading	—	—	743
Purchase of investment securities—trading	(1,707)	(1,174)	(1,182)
Unreliazed gain on investment securities—trading	(68)	(158)	(144)
Impairment of goodwill and other intangible assets	—	—	—
Increase (decrease) in other assets and liabilities	7,782	1,430	(3,670)

Net cash provided by (used in) operating activities	3,050	(2,696)	(7,036)

Cash flows from investing activities:
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Dividends on common stock	(6,964)	(5,892)	(3,474)
Stock options exercised	1,084	9,090	2,627

Net cash provided by (used in) financing activities	(5,880)	3,198	(847)

Net increase (decrease) in cash and cash equivalents	(2,830)	502	(7,883)
Cash and cash equivalents at beginning of year	7,141	6,639	14,522

Cash and cash equivalents at end of year	$4,311	$7,141	$6,639

(25) Other Operating Expenses

        The following shows the composition of other operating expenses for the years ended December 31, 2013, 2012, and 2011:

(In thousands)	2013	2012	2011
Stationary and supplies	$1,808	$1,693	$1,183
Other taxes	624	467	284
Travel and entertainment	764	763	632
Premises and equipment	4,164	3,524	2,669
Business memberships	500	447	328
Employment services	141	253	172
Board of directors expenses	698	538	575
Loan expense	589	454	463
Miscellaneous	3,944	3,236	2,106

Total other operating expense	$13,232	$11,375	$8,412

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(26) Subsequent Events

        On January 16, 2014, the Company announced the completion of its acquisition of United Financial Banking Companies, Inc. ("UFBC"), the holding company of The Business Bank ("TBB"), pursuant to a previously announced definitive merger agreement. The merger of UFBC into Cardinal was effective January 16, 2014. Under the terms of the merger agreement, UFBC shareholders received $19.13 in cash and 1.154 shares of the Company's common stock in exchange for each share of UFBC common stock they owned immediately prior to the merger, for a total purchase price of $53.6 million. TBB, which was headquartered in Vienna, Virginia, merged into Cardinal Bank effective March 8, 2014 adding eight (8) banking locations in northern Virginia, one of the Company's target markets.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No changes in the Company's independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the aforementioned officers concluded that the Company's disclosure controls and procedures were effective as of the end of such period.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment, management believes that as of December 31, 2013, the Company's internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control—Integrated Framework.

        Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal controls over financial reporting which appears in Item 8.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Election of Directors" section and under the headings "Executive Officers," "The Committees of the Board of Directors," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.    Executive Compensation

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Executive Compensation" section and under the heading "Director Compensation" in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Security Ownership of Certain Beneficial Owners and Management.    Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

        Equity Compensation Plan Information.    The following table sets forth information as of December 31, 2013, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Shareholders
1999 Stock Plan	9,750	$8.04	—
2002 Equity Compensation Plan	1,001,803	$12.07	701,818
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—
Total	1,011,553	$12.03	701,818

(1)
Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)
The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Certain Relationships and Related Transactions" and "Independence of the Directors" in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Fees of Independent Public Accountants" and "Audit Committee Pre-Approval Policies and Procedures," in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
(1) and (2) The response to this portion of Item 15 is included in Item 8 above.

        (3)   Exhibits

2.1	Agreement and Plan of Reorganization, dated as of September 9, 2013, between Cardinal Financial Corporation and United Financial Banking Companies, Inc. (incorporate by reference to Exhibit 2.1 to the Current Report on Form 8-K filed September 10, 2013).
3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the "Form SB-2")).
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
3.4	Bylaws of Cardinal Financial Corporation (restated in electronic format as of February 19, 2014).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
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
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31,2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

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

CARDINAL FINANCIAL CORPORATION
March 14, 2014	By:	/s/ BERNARD H. CLINEBURG
		Name:	Bernard H. Clineburg
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2014.

Signatures	Titles

/s/ BERNARD H. CLINEBURG Name: Bernard H. Clineburg	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ MARK A. WENDEL Name: Mark A. Wendel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JENNIFER L. DEACON Name: Jennifer L. Deacon	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ B.G. BECK Name: B. G. Beck	Director
/s/ WILLIAM G. BUCK Name: William G. Buck	Director
/s/ SIDNEY O. DEWBERRY Name: Sidney O. Dewberry	Director
/s/ MICHAEL A. GARCIA Name: Michael A. Garcia	Director

Signatures	Titles

/s/ J. HAMILTON LAMBERT Name: J. Hamilton Lambert	Director
/s/ BARBARA B. LANG Name: Barbara B. Lang	Director
/s/ WILLIAM J. NASSETTA Name: William J. Nassetta	Director
/s/ WILLIAM E. PETERSON Name: William E. Peterson	Director
/s/ ALICE M. STARR Name: Alice M. Starr	Director
/s/ STEVEN M . WILTSE Name: Steven M. Wiltse	Director

 EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Reorganization, dated as of September 9, 2013, between Cardinal Financial Corporation and United Financial Banking Companies, Inc. (incorporate by reference to Exhibit 2.1 to the Current Report on Form 8-K filed September 10, 2013).
3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the "Form SB-2")).
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
3.4	Bylaws of Cardinal Financial Corporation (restated in electronic format as of February 19, 2014).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
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
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31,2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

*
Management contracts and compensatory plans and arrangements.