Form 10-Q
period 2014-03-31
CARDINAL FINANCIAL CORP
filed 2014-05-08
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

31,961,777 shares of common stock, par value $1.00 per share, outstanding as of May 5, 2014

CARDINAL FINANCIAL CORPORATION

INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2014 and December 31, 2013

(In thousands, except share data)

			March 31,	December 31,
			2014	2013
			(Unaudited)
Assets
Cash and due from banks			$29,211	$18,285
Federal funds sold			9,745	10,924
Total cash and cash equivalents			38,956	29,209
Investment securities available-for-sale			352,805	349,319
Investment securities held-to-maturity (market value of $5,542 and $5,527 at March 31, 2014 and December 31, 2013, respectively)			6,351	6,477
Investment securities - trading			4,673	3,890
Total investment securities			363,829	359,686
Other investments			15,455	19,068
Loans held for sale			265,313	373,993
Loans receivable, net of deferred fees and costs			2,345,702	2,040,168
Allowance for loan losses			(29,093)	(27,864)
Loans receivable, net			2,316,609	2,012,304
Premises and equipment, net			27,000	20,389
Deferred tax asset, net			3,977	5,395
Goodwill and intangibles, net			37,390	10,144
Bank-owned life insurance			32,181	32,063
Accrued interest receivable and other assets			42,627	31,979
Total assets			$3,143,337	$2,894,230
Liabilities and Shareholders’ Equity
Non-interest bearing deposits			$534,064	$433,749
Interest bearing deposits			1,842,864	1,625,110
Total deposits			2,376,928	2,058,859
Other borrowed funds			382,854	475,232
Mortgage funding checks			6,474	6,528
Escrow liabilities			1,670	1,572
Accrued interest payable and other liabilities			22,966	31,507
Total liabilities			2,790,892	2,573,698

Common stock, $1 par value	2014	2013
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	31,961,777	30,332,685	31,962	30,333
Additional paid-in capital			199,704	174,001
Retained earnings			113,055	111,323
Accumulated other comprehensive income, net			7,724	4,875
Total shareholders’ equity			352,445	320,532
Total liabilities and shareholders’ equity			$3,143,337	$2,894,230

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2014 and 2013

(In thousands, except per share data)

(Unaudited)

	2014	2013
Interest income:
Loans receivable	$24,890	$21,009
Loans held for sale	2,477	4,555
Federal funds sold	31	114
Investment securities available-for-sale	3,085	2,393
Investment securities held-to-maturity	39	56
Other investments	138	79
Total interest income	30,660	28,206
Interest expense:
Deposits	2,821	3,423
Other borrowed funds	2,172	2,182
Total interest expense	4,993	5,605
Net interest income	25,667	22,601
Provision for loan losses	1,926	(457)
Net interest income after provision for loan losses	23,741	23,058
Non-interest income:
Service charges on deposit accounts	535	502
Loan fees	212	219
Title insurance & other related income	—	399
Investment fee income	222	547
Realized and unrealized gains on mortgage banking activities	7,383	6,327
Net realized gain on investment securities-trading	169	38
Net realized loss on investment securities-available for sale	(17)	—
Management fee income	21	298
Increase in cash surrender value of bank-owned life insurance	119	92
Gain (loss) on sale of real estate	—	30
Other income	24	22
Total non-interest income	8,668	8,474
Non-interest expense:
Salary and benefits	11,389	9,986
Occupancy	2,630	2,081
Professional fees	818	1,316
Depreciation	966	745
Data processing & communications	1,615	1,128
FDIC insurance premiums	383	331
Mortgage loan repurchases and settlements	—	62
Merger and acquisition expenses	3,212	—
Amortization of intangibles	200	49
Other operating expenses	4,577	4,984
Total non-interest expense	25,790	20,682
Income before income taxes	6,619	10,850
Provision for income taxes	2,329	3,670
Net income	$4,290	$7,180
Earnings per common share - basic	$0.13	$0.23
Earnings per common share - diluted	$0.13	$0.23
Weighted-average common shares outstanding - basic	32,127	30,634
Weighted-average common shares outstanding - diluted	32,609	31,019

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

	2014	2013

Net income	$4,290	$7,180
Other comprehensive income:
Unrealized loss on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax expense of $1.7 million in 2014 and net of tax benefit of $857 thousand in 2013	2,988	(1,663)

Less: reclassification adjustment for net losses included in net income net of tax benefit of $6 thousand in 2014 and $0 in 2013	11	—

	2,999	(1,663)

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $82 thousand in 2014 and net of tax expense of $460 thousand in 2013	(150)	854

Comprehensive income	$7,139	$6,371

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2012	30,226	$30,226	$172,021	$92,777	$13,042	$308,066

Stock options exercised	36	36	293	—	—	329

Stock compensation expense, net of tax benefit	—	—	366	—	—	366

Dividends on common stock of $0.05 per share	—	—	—	(1,512)	—	(1,512)

Change in accumulated other comprehensive income	—	—	—	—	(809)	(809)

Net income	—	—	—	7,180	—	7,180

Balance, March 31, 2013	30,262	$30,262	$172,680	$98,445	$12,233	$313,620
Balance, December 31, 2013	30,333	$30,333	$174,001	$111,323	$4,875	$320,532

Stock options exercised	12	12	101	—	—	113

Stock compensation expense, net of tax benefit	—	—	411	—	—	411

Shares issued from acquisition of United Financial Banking Companies, Inc.	1,617	1,617	25,191	—	—	26,808

Dividends on common stock of $0.08 per share	—	—	—	(2,558)	—	(2,558)

Change in accumulated other comprehensive income	—	—	—	—	2,849	2,849

Net income	—	—	—	4,290	—	4,290

Balance, March 31, 2014	31,962	$31,962	$199,704	$113,055	$7,724	$352,445

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income	$4,290	$7,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	966	745
Amortization of premiums, discounts and intangibles	267	(4)
Provision for loan losses	1,926	(457)
Loans held for sale originated	(562,594)	(1,508,921)
Proceeds from the sale of loans held for sale	678,657	1,766,293
Realized and unrealized gains on mortgage banking activities	(7,383)	(6,327)
Purchase of investment securities-trading	(678)	(330)
Unrealized gain on investment securities-trading	(169)	(38)
Unrealized loss on investment securities-available for sale	17	—
Gain on sale of other real estate owned	—	(30)
Stock compensation expense, net of tax benefits	411	366
Increase in cash surrender value of bank-owned life insurance	(119)	(92)
Increase (decrease) in accrued interest receivable and other assets	(7,218)	7,383
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	(10,986)	(4,880)
Net cash provided by operating activities	97,387	260,888
Cash flows from investing activities:
Net purchases of premises and equipment	75	(901)
Proceeds from the sale of investment securities available-for-sale	10,617	—
Proceeds from maturity and call of investment securities available-for-sale	1,500	469
Purchase of mortgage-backed secutiries available for sale	(2,050)	—
Purchase of other investments	(2,250)	(1)
Proceeds from the sale of other investments	6,762	255
Redemptions of investment securities available-for-sale	4,759	12,068
Redemptions of investment securities held-to-maturity	125	575
Acquisitions, net of cash and cash equivalents	36,472
Net increase (decrease) in loans receivable, net of deferred fees and costs	(67,959)	20,765
Net cash provided by (used in) investing activities	(11,949)	33,230
Cash flows from financing activities:
Net increase (decrease) in deposits	22,865	(154,740)
Net decrease in other borrowed funds - short term	(21,057)	(59,922)
Net increase (decrease) in mortgage funding checks	(54)	(6,350)
Proceeds from FHLB advances	75,000	—
Repayment of FHLB advances	(150,000)	—
Stock options exercised	113	329
Dividends on common stock	(2,558)	(1,512)
Net cash used in financing activities	(75,691)	(222,195)
Net increase in cash and cash equivalents	9,747	71,923
Cash and cash equivalents at beginning of the year	29,209	67,140
Cash and cash equivalents at end of the period	$38,956	$139,063
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,821	$5,559
Income taxes	3,703	3,451
Acquisition of noncash assets and liabilities:
Assets acquired	265,364
Liabilities assumed	301,836

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 1

Organization

Cardinal Financial Corporation (the “Company” or “Cardinal”) is incorporated under the laws of the Commonwealth of Virginia as a financial holding company whose activities consist of investment in its wholly-owned subsidiaries. The principal operating subsidiary of the Company is Cardinal Bank (the “Bank”), a state-chartered institution and its subsidiary, George Mason Mortgage, LLC (“George Mason”), a mortgage banking company based in Fairfax, Virginia. In addition to the Bank, the Company has one nonbank subsidiary, Cardinal Wealth Services, Inc. (“CWS”), an investment services subsidiary.

On January 16, 2014, the Company announced the completion of its acquisition of United Financial Banking Companies, Inc. (“UFBC”), the holding company of The Business Bank (“TBB”), pursuant to a previously announced definitive merger agreement.  The merger of UFBC into Cardinal was effective January 16, 2014.  Under the terms of the merger agreement, UFBC shareholders received $19.13 in cash and 1.154 shares of the Company’s common stock in exchange for each share of UFBC common stock they owned immediately prior to the merger. TBB, which was headquartered in Vienna, Virginia, merged into Cardinal Bank effective March 8, 2014 adding eight (8) banking locations in northern Virginia, one of the Company’s target markets.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2

Business Combinations

On January 16, 2014, the Company acquired UFBC, the holding company for The Business Bank, a commercial bank with approximately $356 million in assets, after purchase accounting adjustments, and 8 branches located within the northern Virginia region.  For each share of UFBC common stock outstanding, the shareholders of UFBC received a fixed exchange ratio of $19.13 in cash and 1.154 shares of the Company’s common stock.  The total consideration for the acquisition was $54.3 million, which was comprised of $26.8 million in cash and 1.6 million shares of the Company’s common stock.

In connection with the acquisition, the Company acquired all of the voting and common shares of UFBC Capital Trust I (the “Trust”), which is a wholly-owned subsidiary established for the sole purpose of issuing $5.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”).  These trust preferred securities are due in 2035 and have an interest rate of LIBOR (London Interbank Offering Rate) plus 2.10%, which adjusts quarterly.  The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity.  The additional $155,000 that is payable by the Company to the Trust represents the Company’s unfunded capital investment in the Trust.

Merger and acquisition expense was $3.2 million for the three months ended March 31, 2014 which are primarily related to legal and accounting costs, contract termination expenses, system conversion and integration expenses, employee retention and severance payments.

The following table sets forth the assets acquired and liabilities assumed in the acquisition at their estimated fair values as of the closing date of the transaction:

January 16, 2014
(in thousands)
Assets acquired:
Cash and cash equivalents	$63,313
Investment securities available-for-sale	16,278
Loans	238,272
Premises and equipment	7,652
Accrued interest receivable	522
Goodwill	24,706
Other intangible assets	2,740
Other assets	2,640
Total assets acquired	$356,123
Liabilities assumed:
Deposits:
Non-interest bearing	90,206
Savings, NOW and money market	131,312
Certificates of deposit	73,686
Total deposits	295,204
Junior subordinated debentures issued to Trust	3,679
Other liabilities	2,953
Total liabilities assumed	$301,836
Total consideration paid	$54,287

The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information relative to closing dates fair values becomes available.  As the Company continues to analyze the acquired assets and liabilities, there may be adjustments recorded to the carrying values.

Fair Value Measurement of Assets Acquired and Liabilities Assumed

Below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the acquisition.

Cash and cash equivalents.  The carrying amount of cash and cash equivalents was used as a reasonable estimate of fair value.

Investment securities available for sale.  The estimated fair values of investment securities available-for-sale was based on reliable and unbiased evaluations by an industry-wide valuation service.  This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

Loans. The acquired loan portfolio was segregated into one of two categories for valuation purposes: purchased credit impaired loans and performing loans.  Purchased credit impaired loans were identified as those loans that were nonaccrual prior to the business combination and those loans that had been identified as potentially impaired.  Potentially impaired loans were those loans that were identified during the credit review process where there was an indication that the borrower did not have sufficient cash flows to service the loan in accordance with its terms.  Performing loans were those loans that were currently performing in accordance with the loan contract and do not appear to have any significant credit issues.

For loans that were identified as performing, the fair values were determined using a discounted cash flow analysis (the “income approach”).  Performing loans were segmented into pools based on loan type (1-4 family residential, commercial, commercial owner occupied, construction and development), and further segmented based on payment type (fully amortizing, non-fully amortizing balloon, or interest only), rate type (fixed versus variable), and remaining maturity.  The estimated cash flows expected to be collected for each loan was determined using a valuation model that included the following key assumptions: prepayment speeds, expected credit loss rates and discount rates.  Prepayment speeds were influenced by many factors including, but not limited to, current yields, historic rate trends, payment types, interest rate type, and the duration of the individual loan.  Expected credit loss rates were based on recent and historical default and loss rates observed for loans with similar characteristics, and further influenced by a credit review by management and a third party consultant on a selection of loans within the acquired portfolio.  The discount rates used were based on rates market participants might charge for cash flows with similar risk characteristics at the acquisition date.  The market rates were estimated using a build up approach which included assumptions with respect to loan servicing costs, interest rate volatility, and systemic risk, among other factors.

For loans that were identified as purchased credit impaired (“PCI”), either the above income approach was used or the asset approach was used.  The income approach was used for PCI loans where there was an expectation that the borrower would more likely than not continue to pay based on the current terms of the loan contract.  Management used the asset approach for all nonaccrual loans to reflect market participant assumptions.  Under the asset approach, the fair value of each loan was determined based on the estimated values of the underlying collateral.

The methods used to estimate the Level 3 fair values of loans are extremely sensitive to the assumptions and estimates used.  While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.

The difference between the fair value and the expected cash flows from acquired loans will be accreted to interest income over the remaining term of the loans in accordance with Accounting Standards Codification (“ASC”) topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  See Note 7 for further details.

Premises and equipment.  The land and buildings acquired were recorded at fair value as determined by third party appraisals.

Other intangible assets.  Other intangible assets consisting of core deposit intangibles (“CDI”) are measures of the value of non-interest checking, savings, interest-bearing checking, and money market deposits that are acquired in a business combination excluding certificates of deposit with balances over $250,000 and high yielding interest bearing deposit accounts, which the Company determines customer related intangible assets as non-existent.  The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative funding source.  The CDI is being amortized over an estimated useful life of 6.7 years to approximate the existing deposit relationships acquired.

Deposits.  The fair values of deposit liabilities with no stated maturity (non-interest checking, savings, interest-bearing checking, and money market deposits) are equal to the carrying amounts payable on demand.  The fair values of the certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered by market participants on deposits with similar characteristics and remaining maturities.

Junior subordinated debentures issued to Trust.  There is no active market for trust preferred securities issued by UFBC Capital Trust I; therefore, the fair value of junior subordinated debentures was estimated utilizing the income approach.  Under the income approach, the expected cash flows over the remaining estimated life of the debentures were discounted at the prevailing market rate.  The prevailing market rate was based on: (i) a third-party broker opinion; (ii) implied market yields for recent trust preferred sales; and (iii) new trust preferred issuances for instruments with similar long durations.

Note 3

Stock-Based Compensation

At March 31, 2014, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan was amended in 2011 to increase the number of shares available under the plan and extend the term to 2021.  The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  There were 471,342 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of March 31, 2014.

Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Director stock options have ten year terms and vest and become fully exercisable at the grant date. Most employee stock options have ten year terms and vest and become fully exercisable in 20% increments beginning after their first year of service. Certain stock options granted to executive officers of the Company have ten year terms and vest in increments of 25% with immediate vesting of the first 25% on the date of grant and vesting of the remaining three increments on the anniversary date of the grant.  Stock options granted to executive officers during the first quarter of 2014 have ten year terms with one-third of the options vested on the grant date and the remaining unvested options vesting over the next two years.

The Company has only made awards of stock options under the Option Plan and the Equity Plan.

Total expense related to the Company’s share-based compensation plans for the three months ended March 31, 2014 and 2013 was $152,000 and $49,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $51,000 and $17,000 for the three months ended March 31, 2014 and 2013, respectively.

Options granted for the three months ended March 31, 2014 and 2013 were 218,000 and 202,500, respectively.  The weighted average per share fair value of stock option grants for the three months ended March 31, 2014 and 2013 was $5.60 and $5.96, respectively.  The fair values of the options granted during all periods ended March 31, 2014 and 2013 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2014	2013
Estimated option life	6.5 Years	6.5 Years
Risk free interest rate	2.17 - 2.34%	1.23 - 1.43%
Expected volatility	37.40%	39.50%
Expected dividend yield	1.80%	1.23%

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

Stock option activity during the three months ended March 31, 2014 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2013	1,011,553	$12.03
Granted	218,000	16.83
Exercised	(12,210)	9.29
Forfeited	(1,800)	11.48
Outstanding at March 31, 2014	1,215,543	$12.89	6.02	$5,954,977
Options exercisable at March 31, 2014	845,943	$11.74	4.71	$5,093,024

The intrinsic value of options exercised during the three months ended March 31, 2014 and was $103,000 and $315,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the three months ended March 31, 2014 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2013	289,150	$5.29
Granted	218,000	5.60
Vested	(135,750)	5.30
Forfeited	(1,800)	4.45
Balance at March 31, 2014	369,600	$5.47

At March 31, 2014, there was $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares that vested during the three months ended March 31, 2014 and 2013 was $667,000 and $392,000, respectively.

Note 4

Segment Information

The Company operates in three business segments: commercial banking, mortgage banking, and wealth management services.  As of June 30, 2013, the Company merged the remaining operations of its trust division and Wilson/Bennett Capital Management, Inc., both of which had been included in the wealth management services segment, into CWS.  Results for the three months ended March 31, 2013 include the operations of these subsidiaries.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2014 and 2013 is as follows:

At and for the Three Months Ended March 31, 2014 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$25,193	$638	$—	$(164)	$—	$25,667
Provision for loan losses	1,926	—	—	—	—	1,926
Non-interest income	932	7,391	167	178	—	8,668
Non-interest expense	15,792	8,293	112	1,593	—	25,790
Provision for income taxes	2,895	(97)	19	(488)	—	2,329
Net income (loss)	$5,512	$(167)	$36	$(1,091)	$—	$4,290

Total Assets	$3,095,847	$321,958	$2,301	$387,898	$(664,667)	$3,143,337
Average Assets	$2,943,545	$230,424	$2,300	$379,810	$(534,206)	$3,021,873

At and for the Three Months Ended March 31, 2013 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$22,397	$398	$—	$(194)	$—	$22,601
Provision for loan losses	(542)	85	—	—	—	(457)
Non-interest income	794	7,101	547	42	(10)	8,474
Non-interest expense	10,052	9,201	677	762	(10)	20,682
Provision for income taxes	4,599	(641)	(43)	(245)	—	3,670
Net income (loss)	$9,082	$(1,146)	$(87)	$(669)	$—	$7,180

Total Assets	$2,748,303	$563,798	$2,373	$331,641	$(827,883)	$2,818,232
Average Assets	$2,840,355	$498,024	$2,528	$331,480	$(825,615)	$2,846,772

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

Note 5

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013.  There were no antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for each of the three months ended March 31, 2014 and 2013.

(In thousands,	Three Months Ended
except per share data)	2014	2013
Net income available to common shareholders	$4,290	$7,180
Weighted average common shares - basic	32,127	30,634
Weighted average common shares - diluted	32,609	31,019
Earnings per common share - basic	$0.13	$0.23
Earnings per common share - diluted	$0.13	$0.23

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

The following shows the composition of basic outstanding shares for the three months ended March 31, 2014 and 2013:

(in thousands)	2014	2013

Weighted average common shares outstanding	31,686	30,242
Weighted average shares attributable to the deferred compensation plans	441	392
Total weighted average shares - basic	32,127	30,634

The following shows the composition of diluted outstanding shares for the three months ended March 31, 2014 and 2013:

(in thousands)	2014	2013

Weighted average shares outstanding - basic (from above)	32,127	30,634
Incremental weighted average shares attributable to deferred compensation plans	248	191
Weighted average shares attributable to stock options	180	170
Incremental Shares from stock option plan	54	24
Total weighted average shares - diluted	32,609	31,019

Note 6

Investment Securities

The approximate fair value and amortized cost of investment securities at March 31, 2014 and December 31, 2013 are shown in the table below.

	March 31, 2014
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$76,517	$3,181	$(731)	$78,967
Mortgage-backed securities	140,475	5,058	(11)	145,522
Municipal securities	115,585	4,946	(94)	120,437
U.S. treasury securities	4,998	9	—	5,007
Pooled trust preferred securities	2,872	—	—	2,872
Total	$340,447	$13,194	$(836)	$352,805

Investment Securities Held-to-Maturity
Mortgage-backed securities	2,346	146	—	2,492
Pooled trust preferred securities	4,005	—	(955)	3,050
Total	$6,351	$146	$(955)	$5,542

	December 31, 2013
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$75,562	$2,914	$(1,548)	$76,928
Mortgage-backed securities	144,609	3,566	(346)	147,829
Municipal securities	113,716	3,426	(404)	116,738
U.S. treasury securities	4,992	37	—	5,029
Pooled trust preferred securities	2,795	—	—	2,795
Total	$341,674	$9,943	$(2,298)	$349,319

Investment Securities Held-to-Maturity
Mortgage-backed securities	2,472	145	—	2,617
Pooled trust preferred securities	4,005	—	(1,095)	2,910
Total	$6,477	$145	$(1,095)	$5,527

The fair value and amortized cost of investment securities by contractual maturity at March 31, 2014 and December 31, 2013 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within One Year	$11,345	$11,421	$—	$—
After 1 year but within 5 years	34,980	36,612	—	—
After 5 years but within 10 years	59,626	63,473	—	—
After 10 years	94,021	95,777	4,005	3,050
Mortgage-backed securities	140,475	145,522	2,346	2,492
Total	$340,447	$352,805	$6,351	$5,542

	December 31, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
Within One Year	$8,549	$8,690	$—	$—
After 1 year but within 5 years	30,120	31,672	—	—
After 5 years but within 10 years	61,665	64,876	—	—
After 10 years	96,731	96,252	4,005	2,910
Mortgage-backed securities	144,609	147,829	2,472	2,617
Total	$341,674	$349,319	$6,477	$5,527

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

At March 31, 2014

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$29,878	$(731)	$—	$—	$29,878	$(731)
Mortgage-backed securities	781	(4)	319	(7)	1,100	(11)
Municipal securities	7,371	(94)	—	—	7,371	(94)
Total temporarily impaired securities	$38,030	$(829)	$319	$(7)	$38,349	$(836)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,050	$(955)	$3,050	$(955)
Total temporarily impaired securities	$—	$—	$3,050	$(955)	$3,050	$(955)

At December 31, 2013

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$38,554	$(1,548)	$—	$—	$38,554	$(1,548)
Mortgage-backed securities	46,563	(335)	318	(11)	46,881	(346)
Municipal securities	30,452	(404)	—	—	30,452	(404)
Total temporarily impaired securities	$115,569	$(2,287)	$318	$(11)	$115,887	$(2,298)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$2,910	$(1,095)	$2,910	$(1,095)
Total temporarily impaired securities	$—	$—	$2,910	$(1,095)	$2,910	$(1,095)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2014, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2014, 99% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $2.1 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At March 31, 2014, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

The Company owns four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio.  As a result of the issuance of the final rules to implement Section 619 of the Financial Reform Act, commonly known as the “Volcker Rule” (the “Final Rule”), only two of the four investments were exempt from the covered fund definition.  For the two investments that were not exempt as a result of the Final Rule, the Company will be required to divest its investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule on July 21, 2015.  As a result of this new regulation, these two investments which have a par value of $2.7 million and a carrying value of $2.4 million at March 31, 2014, were reclassified to the available-for-sale investment securities portfolio.   The Company recorded an other-than-temporary impairment of $300,000 for the year ended December 31, 2013, which was determined based on the market bid price of these investments.  No further impairment was recorded for the three months ended March 31, 2014.

The par value of the two pooled trust preferred securities still classified as held-to-maturity totaled $4.0 million at March 31, 2014.  The collateral underlying these structured securities are instruments issued by financial institutions.  The Company owns the A-3 tranches in each issuance.  Each of the bonds is rated by more than one rating agency.  One security has a composite rating of A- and the other security has a composite rating of BBB+.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired.  The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

In one of the pooled trust preferred securities, 62% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $178 million of the remaining $236 million, or 75% of the performing collateral defaulted or deferred payment.  In the other pooled trust preferred security, 57% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if

$158 million of the remaining $243 million, or 65% of the performing collateral defaulted or deferred payment. Significant judgment is involved in the evaluation of other-than-temporary impairment.  The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these pooled trust preferred securities prior to the recovery of its investment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three months ended March 31, 2014.

Note 7

Loans Receivable and Allowance for Loan Losses

The loan portfolio at March 31, 2014 and December 31, 2013 consist of the following:

	2014			2013
(In thousands)	Originated	Acquired	Total	Total
Commercial and industrial	$251,984	$39,224	$291,208	$219,156
Real estate - commercial	1,064,996	126,957	1,191,953	1,048,579
Real estate - construction	390,415	24,296	414,711	363,063
Real estate - residential	319,000	13,288	332,288	299,484
Home equity lines	109,223	5,822	115,045	109,481
Consumer	3,924	1,121	5,045	4,159
	2,139,542	210,708	2,350,250	2,043,922
Net deferred fees	(4,548)	—	(4,548)	(3,754)
Loans receivable, net of fees	2,134,994	210,708	2,345,702	2,040,168
Allowance for loan losses	(28,924)	(169)	(29,093)	(27,864)
Loans receivable, net	$2,106,070	$210,539	$2,316,609	$2,012,304

During the period ended March 31, 2014, as a result of the Company’s acquisition of UFBC, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statement of condition are as follows:

(in thousands)	March 31, 2014
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$20,264
Carrying amount	15,980

Other acquired loans
Outstanding principal balance	194,631
Carrying amount	194,728

Total acquired loans
Outstanding principal balance	214,895
Carrying amount	210,708

The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows.

(in thousands)
Balance at January 1, 2014	$—
Recorded discount at acquisition date	(3,872)
Accretion	(315)
Balance at March 31, 2014	$(4,187)

The Company’s allowance for loan losses is based first on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table.  For originated loans, certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.  The Company also maintains an allowance for loan losses for acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition, and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition.

Activity in the Company’s allowance for loan losses for the three months ended March 31, 2014 and 2013 is shown below.

	2014	2013
Beginning balance, January 1	$27,864	$27,400

Provision for loan losses	1,926	(457)

Loans charged off:
Commercial and industrial	(783)	—
Residential	—	(85)
Consumer	(2)	—
Total loans charged off	(785)	(85)

Recoveries:
Commercial and industrial	7	298
Residential	81	8
Consumer	—	1
Total recoveries	88	307

Net recoveries (charge offs)	(697)	222

Ending balance, March 31,	$29,093	$27,165

For the three months ended March 31, 2014, the Company recorded an allowance for loan losses for the acquired loan portfolio of $169,000.  This amount represents credit deterioration post acquisition related to three acquired loans.  There were no impairments recorded in the purchase credit impaired portfolio as of March 31, 2014.

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of March 31, 2014 and December 31, 2013, are below:

Allowance for Loan Losses

At and for the Three Months Ended March 31, 2014

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$3,329	$16,076	$5,336	$2,421	$609	$93	$27,864
Charge-offs	(262)	(521)	—	—	—	(2)	(785)
Recoveries	2	—	5	81	—	—	88
Provision for loan losses	893	449	380	205	—	(1)	1,926
Ending Balance, March 31, 2014	$3,962	$16,004	$5,721	$2,707	$609	$90	$29,093

Ending Balance, March 31, 2014
Individually evaluated for impairment	$38	$—	$—	$131	$—	$—	$169
Collectively evaluated for impairment	3,924	16,004	5,721	2,576	609	90	28,924

Loans Receivable

At March 31, 2014

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, March 31, 2014	$291,208	$1,191,953	$414,711	$332,288	$115,045	$5,045	$2,350,250

Ending Balance, March 31, 2014
Individually evaluated for impairment	$299	$1,738	$496	$346	$51	$—	$2,930
Purchased Credit Impaired Loans	4,990	8,379	1,688	448	467	8	15,980
Collectively evaluated for impairment	285,919	1,181,836	412,527	331,494	114,527	5,037	2,331,340

Allowance for Loan Losses

At and for the Three Months Ended March 31, 2013

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$525	$17,990	$7,675	$857	$266	$87	$27,400
Charge-offs	—	—	—	(85)	—	—	(85)
Recoveries	296	—	2	8	—	1	307
Provision for loan losses	(790)	504	(371)	43	172	(15)	(457)
Ending Balance, March 31, 2013	$31	$18,494	$7,306	$823	$438	$73	$27,165

Ending Balance, March 31, 2013
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	31	18,494	7,306	823	438	73	27,165

Loans Receivable

At March 31, 2013

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, March 31, 2013	$218,281	$850,710	$355,919	$242,722	$114,407	$3,429	$1,785,468

Ending Balance, March 31, 2013
Individually evaluated for impairment	$59	$4,359	$1,437	$—	$—	$—	$5,855
Collectively evaluated for impairment	218,222	846,351	354,482	242,722	114,407	3,429	1,779,613

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

The following tables report the Company’s nonaccrual and past due loans at March 31, 2014 and December 31, 2013.  In addition, the credit quality of the loan portfolio is provided as of March 31, 2014 and December 31, 2013.

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At March 31, 2014

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$204	$412	$—	$616	$251,368	251,984	$—	$—

Real estate - commercial
Owner occupied	—	—	—	—	274,352	274,352	—	—
Non-owner occupied	464	—	1,738	2,202	788,442	790,644	—	1,738

Real estate - construction
Residential	—	—	—	—	132,380	132,380	—	—
Commercial	—	—	246	246	257,789	258,035	—	246

Real estate - residential
Single family	225	—	—	225	223,008	223,233	—	—
Multi-family	—	—	—	—	95,767	95,767	—	—

Home equity lines	—	—	51	51	109,172	109,223	—	51

Consumer
Installment	—	—	—	—	3,334	3,334	—	—
Credit cards	—	—	—	—	590	590	—	—
	$893	$412	$2,035	$3,340	$2,136,202	$2,139,542	$—	$2,035

Nonaccrual and Past Due Loans - Acquired Loan Portfolio

At March 31, 2014

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$757	$757	$38,467	39,224	$—	$757

Real estate - commercial
Owner occupied	—	—	—	—	64,566	64,566	—	—
Non-owner occupied	605	1,067	339	2,011	60,380	62,391	—	339

Real estate - construction
Residential	—	—	—	—	20,235	20,235	—	—
Commercial	—	—	—	—	4,061	4,061	—	—

Real estate - residential
Single family	—	—	768	768	12,520	13,288	—	768
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	5,822	5,822	—	—

Consumer
Installment	—	—	—	—	1,121	1,121	—	—
Credit cards	—	—	—	—	—	—	—	—
	$605	$1,067	$1,864	$3,536	$207,172	$210,708	$—	$1,864

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At December 31, 2013

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$101	$316	$—	$417	$218,739	219,156	$—	$—

Real estate - commercial
Owner occupied	—	—	—	—	279,631	279,631	—	—
Non-owner occupied	82	—	1,738	1,820	767,128	768,948	—	1,738

Real estate - construction
Residential	—	—	—	—	120,144	120,144	—	—
Commercial	—	—	525	525	242,394	242,919	—	525

Real estate - residential
Single family	8	—	—	8	213,537	213,545	—	—
Multi-family	—	—	—	—	85,939	85,939	—	—

Home equity lines	—	—	51	51	109,430	109,481	—	51

Consumer
Installment	—	—	—	—	3,912	3,912	—	—
Credit cards	—	—	—	—	247	247	—	—
	$191	$316	$2,314	$2,821	$2,041,101	$2,043,922	$—	$2,314

The Company had no acquired loans as of December 31, 2013.

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of March 31, 2014 and December 31, 2013, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans - Originated Loan Portfolio

At March 31, 2014

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$260	$260	$—	$2
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	1,738	3,872	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	496	2,650	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—		—	—
Home equity lines	51	51	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$260	$260	$—	$2
Real estate - commercial	1,738	3,872	—	—
Real estate - construction	496	2,650	—	—
Real estate - residential	—	—	—	—
Home equity lines	51	51	—	—
Total	$2,545	$6,833	$—	$2

Impaired Loans - Acquired Loan Portfolio

At March 31, 2014

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$764	$1,308	$—	$4
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	737	1,194	—	18
Real estate - construction
Residential	—	—	—	—
Commercial	2,112	2,366	—	11
Real estate - residential
Single family	422	550	—	1
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	8	9	—	—

With related allowance:
Commercial and industrial	$40	$39	$38	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	346	335	131	8
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$804	$1,347	$38	$4
Real estate - commercial	737	1,194	—	18
Real estate - construction	2,112	2,366	—	11
Real estate - residential	768	885	131	9
Home equity lines	—	—	—	—
Consumer	8	9	—	—
Total	$4,429	$5,801	$169	$42

Impaired Loans

At December 31, 2013

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$814	$814	$—	$23
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	1,738	3,872	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	775	2,928	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	51	51	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$814	$814	$—	$23
Real estate - commercial	1,738	3,872	—	—
Real estate - construction	775	2,928	—	—
Real estate - residential	—	—	—	—
Home equity lines	51	51	—	—
Total	$3,378	$7,665	$—	$23

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

At March 31, 2014 and December 31, 2013, the Company had TDRs totaling $2.0 million and $2.3 million, respectively, all of which were on nonaccrual.  Nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by the Company upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms.  Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification.  The following table reconciles the beginning and ending balances on TDRs as of March 31, 2014 and 2013, respectively:

Troubled Debt Restructurings

At and For the Three Months Ended March 31, 2014

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total

Beginning Balance, January 1, 2014	$—	$1,738	$525	$—	$—	$—	$2,263
New TDRs	—	—	—	—	—	—	—
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	—	—	(279)	—	—	—	(279)
Ending Balance, March 31, 2014	$—	$1,738	$246	$—	$—	$—	$1,984

Troubled Debt Restructurings

At and For the Three Months Ended March 31, 2013

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total

Beginning Balance, January 1, 2013	$1,776	$3,800	$1,762	$—	$—	$—	$7,338
New TDRs	—	570	—	—	—	—	570
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	(1,776)	(11)	(575)	—	—	—	(2,362)
Ending Balance, March 31, 2013	$—	$4,359	$1,187	$—	$—	$—	$5,546

At March 31, 2014, TDRs make up one relationship with the Bank.  These loans are performing as expected post-modification. There are no acquired loans classified as TDRs.  For restructured loans in the portfolio, the Company had no loan loss reserves as of March 31, 2014 and December 31, 2013, respectively.

Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default.  For the period ended March 31, 2014, one loan identified as a TDR had a payment default within the last twelve months.  For the period ended December 31, 2013, one loan identified as a TDR had a payment default within the last twelve months.

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, substandard, doubtful and loss.  During 2011, the Company added an additional risk rating, other loans especially mentioned (“OLEM”), for the monitoring of credit quality.  Other loans especially mentioned are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the bank’s credit position at some future date.  These loans may not show problems as yet due to the borrower’s apparent ability to service the debt, but special circumstances surround the loans of which the Bank’s management should be aware.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated other loans especially mentioned, substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment at March 31, 2014 and December 31, 2013.

Internal Risk Rating Grades - Originated Loan Portfolio

At March 31, 2014

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$250,162	$1,562	$260	$—	$—

Real estate - commercial
Owner occupied	274,352	—	—	—	—
Non-owner occupied	785,045	3,861	1,738	—	—

Real estate - construction
Residential	132,380	—	—	—	—
Commercial	257,539	—	496	—	—

Real estate - residential
Single family	223,008	225	—	—	—
Multi-family	95,767	—	—	—	—

Home equity lines	109,172	—	51	—	—

Consumer
Installment	3,334	—	—	—	—
Credit cards	590	—	—	—	—
	$2,131,349	$5,648	$2,545	$—	$—

Internal Risk Rating Grades - Acquired Loan Portfolio

At March 31, 2014

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$37,858	$562	$804	$—	$—

Real estate - commercial
Owner occupied	64,566	—	—	—	—
Non-owner occupied	58,595	3,059	737	—	—

Real estate - construction
Residential	20,235	—	—	—	—
Commercial	1,367	582	2,112	—	—

Real estate - residential
Single family	12,520	—	768	—	—
Multi-family	—	—	—	—	—

Home equity lines	5,822	—	—	—	—

Consumer
Installment	1,113	—	8	—	—
Credit cards	—	—	—	—	—
	$202,076	$4,203	$4,429	$—	$—

Internal Risk Rating Grades

At December 31, 2013

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$217,755	$587	$814	$—	$—

Real estate - commercial
Owner occupied	279,631	—	—	—	—
Non-owner occupied	753,872	13,338	1,738	—	—

Real estate - construction
Residential	120,144	—	—	—	—
Commercial	242,144	—	775	—	—

Real estate - residential
Single family	213,537	8	—	—	—
Multi-family	85,939	—	—	—	—

Home equity lines	109,430	—	51	—	—

Consumer
Installment	3,912	—	—	—	—
Credit cards	247	—	—	—	—
	$2,026,611	$13,933	$3,378	$—	$—

Note 8

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

At March 31, 2014, accumulated other comprehensive income included an unrealized loss, net of tax, of $150,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at March 31, 2014 which is related to the Company’s cash flow hedges will be recognized in earnings during the second quarter of 2014. At March 31, 2014, the Company recognized minimal amounts due to hedge ineffectiveness.

At March 31, 2014, the Company had $327.2 million in residential mortgage rate lock commitments and associated forward sales, and $224.2 million in forward loan sales associated with $265.3 million of loans that had closed and were presented as held for sale.

Note 9

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at March 31, 2014 and December 31, 2013.  In addition, the gains and losses related to these derivative instruments is provided for the three months ended March 31, 2014 and 2013.

Derivative Instruments and Hedging Activities

At March 31, 2014

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,169	Accrued Interest Payable and Other Liabilities	1,136
Total Derivatives Designated as Hedging Instruments		1,169		1,136

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	13,487	Accrued Interest Payable and Other Liabilities	375
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	375	Accrued Interest Payable and Other Liabilities	403
Total Derivatives Not Designated as Hedging Instruments		13,862		778

Total Derivatives		$15,031		$1,914

Derivative Instruments and Hedging Activities

At December 31, 2013

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	5,489	Accrued Interest Payable and Other Liabilities	4,043
Total Derivatives Designated as Hedging Instruments		5,489		4,043

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	10,989	Accrued Interest Payable and Other Liabilities	9
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	9	Accrued Interest Payable and Other Liabilities	1,554
Total Derivatives Not Designated as Hedging Instruments		10,998		1,563

Total Derivatives		$16,487		$5,606

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2014

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$(150)	Other Income	$(7,227)	Other Income	$—
Total	$(150)		$(7,227)		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$13,083	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	28	Other Income
Rate Lock Commitments	(28)	Other Income
Total	$13,083

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2013

(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item

Interest Rate Swaps	Other Income	$145	Other Income	$(145)
Total		$145		$(145)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$39	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	815	Other Income	(2,886)	Other Income	—
Total	$854		$(2,886)		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$19,859	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(328)	Other Income
Rate Lock Commitments	328	Other Income
Total	$19,859

Note 10

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at March 31, 2014 is as follows:

	Mortgage Banking
(In thousands)	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2013	$1,781	$1,781
2014 activity:
Acquisition of UFBC	2,740	200
Balance at March 31, 2014	$4,521	$1,981

The aggregate amortization expense was $200,000 and $49,000 for three months ended March 31 2014 and 2013, respectively.  The estimated amortization expense for the next five years and thereafter is as follows:

(In thousands)

2014 (April – December)	$556

2015	634

2016	512

2017	391

2018	269

2019 and Thereafter	178

The carrying amount of goodwill at March 31, 2014 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2013	$24	$10,120	$10,144
Acquisition of UFBC	24,706	—	24,706
Balance at March 31, 2014	$24,730	$10,120	$34,850

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant.

Note 11

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at March 31, 2014 are collateralized.

Commitments to extend credit of $1.8 billion primarily have floating rates as of March 31, 2014.  At March 31, 2014, standby letters of credit were $31.4 million. Commitments to extend credit of $327.2 million as of March 31, 2014 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $261,000 at each of March 31, 2014 and December 31, 2013.

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

Note 12

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

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

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

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three months ended March 31, 2014.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are shown below:

At March 31, 2014
(In thousands)

	Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,007	$5,007	$—	$—
U.S. government-sponsored agencies	78,967	—	78,967	—
Mortgage-backed securities	145,522	—	145,522	—
Municipal securities	120,437	—	120,437	—
Pooled trust preferred securities	2,872	—	2,872	—
Total investment securities available-for-sale	352,805	5,007	347,798	—
Investment securities — trading	4,673	—	4,673	—
Bank-owned life insurance	32,181	—	32,181	—
Derivative asset - rate lock and forward loan sales commitments	14,656	—	14,656	—
Derivative asset — interest rate lock commitments	375	—	375	—
Derivative liability - rate lock and forward loan sales commitments	1,511	—	1,511	—
Derivative liability — interest rate lock commitments	403	—	403	—

At December 31, 2013

(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,029	$5,029	$—	$—
U.S. government-sponsored agencies	76,928		76,928	—
Mortgage-backed securities	147,829	—	147,829	—
Municipal securities	116,738	—	116,738	—
Pooled trust preferred securities	2,795	—	2,795	—
Total investment securities available-for-sale	349,319	5,029	344,290	—
Investment securities — trading	3,890	—	3,890	—
Bank-owned life insurance	32,063	—	32,063	—
Derivative asset - rate lock and forward loan sales commitments	16,478	—	16,478	—
Derivative asset — interest rate lock commitments	9	—	9	—
Derivative liability - rate lock and forward loan sales commitments	4,052	—	4,052	—
Derivative liability — interest rate lock commitments	1,554	—	1,554	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s pooled trust preferred securities held in its held-to-maturity investment securities portfolio, loans receivable — evaluated for impairment and other real estate owned.

At March 31, 2014

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$3,050	$—	$—	3,050
Loans receivable — evaluated for impairment	2,930	—	301	2,629

At December 31, 2013

 (In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$2,910	$—	$—	$2,910
Loans receivable — evaluated for impairment	3,378	—	301	3,077

The Company’s held-to-maturity portfolio includes investments in two pooled trust preferred securities, totaling $4.0 million of par value at March 31, 2014.  The collateral underlying these structured securities are instruments issued by financial institutions.  The Company owns the A-3 tranches in each issuance.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the two securities, and concluded that these securities are not other-than-temporarily impaired.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

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

Loans receivable — evaluated for impairment that are measured at fair value using Level 3 inputs on a nonrecurring basis total $3.5 million at March 31, 2014.  The total amount for each period presented represents the entire population of loans receivable — evaluated for impairment, and of this amount, $3.5 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence.  In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated.  This is considered a Level 3 valuation.  The value of business equipment is based upon the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,956	38,956	38,956	$—	$—
Investment securities available-for-sale	352,805	352,805	5,007	347,798	—
Investment securities held-to-maturity and other investments	21,806	20,997	—	17,947	3,050
Loans held for sale	265,313	265,313	—	265,313	—
Loans receivable, net	2,316,609	2,319,069	—	301	2,318,768
Accrued interest receivable	8,184	8,184	8,184	—	—

Financial liabilities:
Demand deposits	$534,064	$534,064	$534,064	$—	$—
Interest checking	448,163	448,163	448,163	—	—
Money market and statement savings	586,802	586,802	586,802	—	—
Certificates of deposit	807,899	812,383	—	812,383	—
Other borrowed funds	382,854	397,908	—	397,908	—
Accrued interest payable	1,014	1,014	1,014	—	—

	December 31, 2013
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$29,209	$29,209	$29,209	$—	$—
Investment securities available-for-sale	349,319	349,319	5,029	344,290	—
Investment securities held-to-maturity and other investments	25,545	24,595	—	21,685	2,910
Loans held for sale	373,993	373,993	—	373,993	—
Loans receivable, net	2,012,304	2,024,835	—	301	2,024,534
Accrued interest receivable	7,939	7,939	7,939	—	—

Financial liabilities:
Demand deposits	$433,749	$433,749	$433,749	$—	$—
Interest checking	398,136	398,136	398,136	—	—
Money market and statement savings	475,707	475,707	475,707	—	—
Certificates of deposit	751,267	756,191	—	756,191	—
Other borrowed funds	475,232	491,236	—	491,236	—
Accrued interest payable	869	869	869	—	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2014 and December 31, 2013 and the results of our operations for the three months ended March 31, 2014 and 2013. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Consumer Protection Act (the “Financial Reform Act”) and implementation of the Volcker Rule, and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverages;

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

•	the effects of future economic, business and market conditions;
•	governmental monetary and fiscal policies;
•	changes in accounting policies, rules and practices;
•	maintaining cost controls and asset quality as we open or acquire new branches;
•	maintaining capital levels adequate to support our growth;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior; and
•	other factors described from time to time in our reports filed with the Securities and Exchange Commission.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, our past results of operations do not necessarily indicate our future results.

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On January 16, 2014, we announced the completion of our acquisition of United Financial Banking Companies, Inc. (“UFBC”), the holding company of The Business Bank (“TBB”), pursuant to a previously announced definitive merger agreement.  The merger of UFBC into Cardinal was effective January 16, 2014.  Under the terms of the merger agreement, UFBC shareholders received $19.13 in cash and 1.154 shares of our common stock in exchange for each share of UFBC common stock they owned immediately prior to the merger. TBB, which was headquartered in Vienna, Virginia, merged into Cardinal Bank effective March 8, 2014 adding eight (8) banking locations in northern Virginia, one of the Company’s target markets.  As a result of the acquisition, we added $329 million in total assets, $238 million in loans, and $295 million in deposits, after purchase accounting adjustments.  The transaction generated $24.7 million in goodwill and $2.7 million in core deposit intangible assets subject to amortization.  During March 2014, we integrated UFBC’s systems into Cardinal with minimal disruption to our customer service and operations allowing us to begin to benefit from this transaction during the remainder of 2014.

We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank with 35 banking offices located in Northern Virginia and the greater Washington D.C. metropolitan area.  The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC (“George Mason”) and retail securities brokerage through Cardinal Wealth Services, Inc. (“CWS”).

Prior to June 30, 2013, the Bank had a trust division, Cardinal Trust and Investment Services.  This division merged its remaining operations as of June 30, 2013 into CWS.  In addition, as of June 30, 2013, Wilson/Bennett Capital Management, Inc., formerly the Company’s second nonbank subsidiary, merged its operations into CWS.  During the second quarter of 2013, we exited the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage this platform.  As a result of our reorganization of the wealth management business segment, the remaining personal and commercial trust area of this business consolidated into CWS.  In addition, the remaining Wilson/Bennett clients are now serviced on the CWS platform beginning in the third quarter of 2013.  Results for the three months ended March 31, 2013 include the operations of these subsidiaries.

Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely.  In addition to management of interest rate risk, we analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is an important source of revenue for us and includes, among other things, service charges on deposits and loans, investment fee income, gains and losses on sales of investment securities available-for-sale, and gains on sales of mortgage loans.

Critical Accounting Policies

General

U.S. generally accepted accounting principles (“GAAP”) are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters.  Management must use assumptions, judgments and estimates when applying these principles where precise measurements are not possible or practical.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such judgments, assumptions and estimates may have a significant impact on the consolidated financial statements.  Actual results, in fact, could differ from initial estimates.

The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, accounting for purchased credit-impaired loans, the fair value measurements of certain assets and liabilities, accounting for economic hedging activities, accounting for impairment testing of goodwill, accounting for the impairment of amortizing intangible assets and other long-lived assets, and the valuation of deferred tax assets.

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

Allowance for Loan Losses - Acquired Loans

Acquired loans accounted for under ASC 310-30

For our acquired loans, to the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

Acquired loans accounted for under ASC 310-20

Subsequent to the acquisition date, we establish our allowance for loan losses through a provision for loan losses based upon an evaluation process that is similar to our evaluation process used for originated loans. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other factors, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which includes the remaining net purchase discount or premium, and other factors that warrant recognition in determining our allowance for loan losses.

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of UFBC, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows)

with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).  At March 31, 2014, there was no reserve for impairment of PCI loans in our allowance for loan losses.

We periodically evaluate the remaining contractual required payments due and estimates of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. On an aggregate basis, if the acquired pools of PCI loans perform better than originally expected, we would expect to receive more future cash flows than originally modeled at the acquisition date. For the pools with better than expected cash flows, the forecasted increase would be recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans.

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

Accounting for Impairment Testing of Goodwill

We have adopted ASU 2011-08, Testing Goodwill for Impairment.  This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. We perform our annual review of the goodwill related to our mortgage banking segment during the third quarter.  As a result of our acquisition of UFBC, we will perform our annual review of the goodwill associated with the commercial banking segment during the first quarter of 2015.

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

New Financial Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU No. 2014-04”), which clarifies when an in-substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan.  An in-substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, this ASU requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014. Our adoption of ASU No. 2014-04 is not expected to have a significant impact on our consolidated financial statements.

The FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (“ASU No. 2014-01”), which amends existing guidance to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. ASU No. 2014-01 is effective for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. Our adoption of ASU No. 2014-01 is not expected to have a significant impact on our consolidated financial statements.

2014 Economic Environment

The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms.  The metropolitan Washington, D.C. area, the region in which we operate, continues to perform relatively well as compared to other geographic regions.  Our credit quality continues to remain strong despite the challenging economic environment.  At March 31, 2014, we had nonaccrual loans totaling $4.9 million, or 0.16% of total assets, and no loans contractually past due 90 days or more as to principal or interest and still accruing.  We had annualized net charge-offs of 0.17% of our average loans receivable for the three months ended March 31, 2014.

The interest rate environment and expectations that the Federal Reserve will moderate its qualitative easing (“QE”) programs may impact the results of our mortgage banking segment.  Typically, during periods of increasing interest rates, mortgage originations decrease.  The degree of the impact is dependent upon the severity and duration of QE pullback and increasing interest rates.

We expect challenging economic and operating conditions and an evolving regulatory regime to continue for the foreseeable future.  These conditions could continue to affect the markets in which we do business and could adversely impact our results for the remainder of 2014. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

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

Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $7.1 million in par value of pooled trust preferred securities, which are significantly below book value as of March 31, 2014 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.  As a result of the issuance of the final rules to complement Section 619 of the Financial Reform Act, commonly known as the Volcker Rule, which were released by federal banking agencies in late 2013 (the “Final Rule”), two of these investments are considered to be “covered funds” and are now required to be divested by us before July 2015.  These investments have a par value of $2.7 million at March 31, 2014.  During 2013, we recorded an other-than-temporary-impairment of $300,000 as a result of this new regulatory requirement.  Additional impairment on these securities may be recorded in the future if the value of these securities deteriorates further.

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

Statements of Income

General

For the three months ended March 31, 2014 and 2013, we reported net income of $4.3 million and $7.2 million, respectively, a decrease of $2.9 million, or 40%.  Net interest income after the provision for loan losses increased $683,000 to $23.7 million for the three months ended March 31, 2014 compared to $23.1 million for the three months ended March 31, 2013.  Provision for loan losses for the three months ended March 31, 2014 was $1.9 million, an increase of $2.4 million, compared to a benefit of $457,000 for the same period of 2013, a result of the organic loan growth that occurred during the first quarter of 2014.  Noninterest income for the three months ended March 31, 2014 and 2013 was $8.7 million and $8.5 million, respectively, an increase of $194,000.  This increase was primarily due to an increase in gains on mortgage banking activities and other fee income earned at our mortgage banking subsidiary.  For the three months ended March 31, 2014, noninterest expense increased to $25.8 million, compared to $20.7 million for the same period of 2013.  The increase in noninterest expense is primarily attributable to our acquisition of UFBC with merger and acquisition expenses of $3.2 million and an additional $1.5 million in expenses associated with the former operations of UFBC.

For the three months ended March 31, 2014, basic and diluted earnings per common share were each $0.13.  Basic and diluted earnings per common share for the three months ended March 31, 2013 were each $0.23.  Weighted average fully diluted shares outstanding for the three months ended March 31, 2014 and 2013 were 32,608,599 and 31,019,110, respectively.

Return on average assets for the three months ended March 31, 2014 and 2013 was 0.57% and 1.01%, respectively. Return on average equity for the three months ended March 31, 2014 and 2013 was 4.79% and 9.12%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management services.  As of June 30, 2013, we merged operations of our trust division and Wilson/Bennett Capital Management, Inc. into CWS, both of which had been included in the wealth management services segment.  Results for the three months ended March 31, 2013 include the operations of these subsidiaries.

Net income attributable to the commercial banking segment for the three months ended March 31, 2014 was $5.5 million compared to net income of $9.1 million for the three months ended March 31, 2013.  Net interest income increased $2.8 million to $25.2 million for the three months ended March 31, 2014, compared to $22.4 million for the same period of 2013.  Provision for loan losses increased $2.5 million to $1.9 million for the three months ended March 31, 2014 compared to a benefit of $542,000 for the same period of 2013. The increase in our provision expense was primarily related to organic growth within our loan portfolio during the first quarter of 2014.  Noninterest income increased to $932,000 for the three months ended March 31, 2014 compared to $794,000 for the three months ended March 31, 2013.  Noninterest expense was $15.8 million for the three months ended March 31, 2014, compared to $10.1 million for the same period of 2013.  The increase is primarily attributable to the UFBC acquisition, as this segment recorded $2.8 million in merger and acquisition expense and had operational expenses of $1.5 million related to UFBC’s primary subsidiary, The Business Bank.  We recorded $200,000 in core deposit intangible amortization related to the UFBC acquisition.  Finally, branch expansion contributed $360,000 to the increase in noninterest expense for the first quarter of 2014.  The remaining increase in noninterest expense for the three months ended March 31, 2014 was related to several business initiatives.

The mortgage banking segment reported a net loss of $167,000 for the three months ended March 31, 2014 compared to a net loss of $1.1 million for the three months ended March 31, 2013.  The decrease in the net loss is primarily a result of decreases in noninterest expense as a result of a 24% reduction in back office support positions which began in September 2013.  Realized and unrealized gains associated with the fair value of commitments and loans held for sale increased slightly to $7.4 million for the three months ended March 31, 2014 compared to $7.1 million for the same period of 2013.

Loan commitments are accounted for as derivative instruments and are recorded at fair value through earnings.  This causes an unrealized gain to be recognized in income at the time of the commitment.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing loan held for sale (“LHFS”).  At any point in time, the fair value of the locked commitments and the premium to the basis of existing LHFS represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  However, this accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.  Direct (e.g. commissions) and indirect loan expenses associated with originating, underwriting and closing loans are deferred and recognized at the time of investor purchase of the loan which often occurs in the quarter subsequent to the original commitment, creating a mismatch in the timing of the revenue and expense.  These expenses are “netted” from the gain on sale from mortgage banking activities and contributed to the net loss recorded for the current quarter ended March 31, 2014.

During 2012 and 2013, we expanded the mortgage banking business segment through increases in loan origination officers and number of locations, which contributed to increases in noninterest expense.  As a result of the changes in production levels due to the current economic environment within the markets in which we operate, we are actively monitoring each expense category at the mortgage subsidiary with the goal of returning George Mason to meaningful profitability during 2014.

The wealth management services segment, which includes CWS, recorded net income of $36,000 for the three months ended March 31, 2014, compared to a net loss of $87,000 for the three months ended March 31, 2013.  During 2013, we streamlined the business operations within this business segment, which contributed to the net loss reported.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. For the three months ended March 31, 2014 and 2013, net interest income was $25.7 million and $22.6 million, respectively.  The yields on our loans receivable portfolio decreased 29 basis points for the three months ended March 31, 2014 compared to the same period of 2013.  This decrease was partially offset by the decrease in the rate of our interest-bearing deposits of 10 basis points as we have taken efforts to reduce our overall funding costs as a result of the current low interest rate environment.  In addition, our funding costs related to other borrowed funds decreased 74 basis points for the three months ended March 31, 2014 compared to the same three month period of 2013, again as a result of our efforts to reduce funding costs.

Our net interest margin, on a tax-equivalent basis, which is calculated as net interest income divided by average interest earning assets, was 3.64% and 3.35% for the three months ended March 31, 2014 and 2013, respectively.  Our net interest margin was positively impacted as a result of the yield we earned in our loans held for sale portfolio.  As the volume of our loans held for sale has decreased, we have used these funds for loans originated in our loans receivable portfolio contributing to our margin increase.  In addition, our net interest margin was positively impacted through the contribution of earnings assets and interest-bearing liabilities from UFBC; the addition of these assets and liabilities added $2.3 million to net interest income and 0.01% to the net interest margin for the three months ended March 31, 2014.

Interest income on loans receivable increased $3.9 million to $24.9 million for the three months ended March 31, 2014 compared to $21.0 million for the same three month period of 2013.  The increase in interest income on loans receivable is primarily a result of the increase in the volume of the loans receivable portfolio.  Interest income on loans held for sale was $2.5 million and $4.6 million for the three months ended March 31, 2014 and 2013, respectively, a decrease of $2.1 million, reflecting the significant decrease in origination activity within the mortgage banking segment during the past twelve months.

Interest income on investment securities increased $734,000 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in interest income in our investment securities portfolio is attributable to our purchasing over $139 million in investment securities during the third and fourth quarters of 2013 as a result of having excess cash available to invest due to the decrease in the loans held for sale portfolio during these same periods.

Total interest expense decreased $612,000 for the three months ended March 31, 2014 as compared to the same period of 2013.  This decrease was primarily related to a decrease in wholesale funding.  Average brokered certificates of deposit decreased $262.2 million as of March 31, 2014 as compared to March 31, 2013.  We traditionally use this type of wholesale funding to support our loans held for sale originations.  As the volume of mortgage loan originations has decreased, so has our reliance on this funding source.

The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended March 31, 2014, 2013 and 2012

(In thousands)

	2014			2013			2012
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$259,650	$3,218	4.96%	$218,584	$2,192	4.00%	$248,835	$2,633	4.22%
Real estate - commercial	1,159,091	12,623	4.36%	825,509	10,212	4.91%	737,218	10,189	5.53%
Real estate - construction	397,199	4,829	4.86%	374,301	4,799	5.12%	304,367	3,981	5.23%
Real estate - residential	304,546	3,109	4.08%	234,630	2,702	4.60%	216,572	2,740	5.06%
Home equity lines	114,720	1,060	3.70%	116,539	1,068	3.72%	121,269	1,119	3.71%
Consumer	6,465	83	5.21%	3,725	48	5.14%	3,054	39	5.07%
Total loans	2,241,671	24,922	4.45%	1,773,288	21,021	4.74%	1,631,315	20,701	5.08%

Loans held for sale	218,094	2,477	4.54%	496,038	4,555	3.67%	397,567	4,038	4.06%
Investment securities available-for-sale	342,127	3,408	3.98%	244,297	2,624	4.30%	270,268	2,994	4.43%
Investment securities held-to-maturity	8,306	39	1.87%	11,121	56	2.01%	12,765	84	2.64%
Other investments	15,521	133	3.40%	13,539	79	6.88%	16,456	49	1.19%
Federal funds sold	31,790	31	0.40%	185,174	114	0.25%	38,436	21	0.22%
Total interest-earning assets and interest income (2)	2,857,509	31,010	4.34%	2,723,457	28,449	4.18%	2,366,807	27,887	4.71%

Noninterest-earning assets:
Cash and due from banks	35,831			14,166			16,752
Premises and equipment, net	24,849			19,425			18,260
Goodwill and other intangibles, net	32,849			10,267			10,472
Accrued interest and other assets	100,878			106,841			99,281
Allowance for loan losses	(30,043)			(27,384)			(27,063)
Total assets	$3,021,873			$2,846,772			$2,484,509

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	420,285	534	0.52%	345,087	536	0.63%	183,179	291	0.64%
Money markets	312,656	238	0.30%	277,927	211	0.30%	183,342	189	0.41%
Statement savings	247,568	167	0.27%	209,820	139	0.27%	217,699	196	0.36%
Certificates of deposit	754,081	1,882	1.01%	992,907	2,537	1.03%	967,728	2,883	1.19%
Total interest - bearing deposits	1,734,590	2,821	0.66%	1,825,741	3,423	0.76%	1,551,948	3,559	0.92%

Other borrowed funds	375,775	2,173	2.34%	287,645	2,182	3.08%	342,475	2,373	2.79%

Total interest-bearing liabilities and interest expense	2,110,365	4,994	0.96%	2,113,386	5,605	1.08%	1,894,423	5,932	1.26%

Noninterest-bearing liabilities:
Demand deposits	519,016			377,518			291,659
Other liabilities	34,529			40,925			33,059
Common shareholders’ equity	357,963			314,943			265,368
Total liabilities and shareholders’ equity	$3,021,873			$2,846,772			$2,484,509

Net interest income and net interest margin (2)		$26,016	3.64%		$22,844	3.35%		$21,955	3.71%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for all periods presented.

Rate and Volume Analysis

Three Months Ended March 31, 2014, 2013 and 2012

(In thousands)

	2014 Compared to 2013			2013 Compared to 2012
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$406	$620	$1,026	$(320)	$(121)	$(441)
Real estate - commercial	4,010	(1,599)	2,411	1,303	(1,280)	23
Real estate - construction	284	(254)	30	924	(106)	818
Real estate - residential	797	(390)	407	234	(272)	(38)
Home equity lines	(3)	(5)	(8)	(52)	1	(51)
Consumer	34	1	35	8	1	9
Total loans	5,528	(1,627)	3,901	2,097	(1,777)	320

Loans held for sale	(2,552)	474	(2,078)	1,000	(483)	517
Investment securities available-for-sale	1,051	(267)	784	(288)	(82)	(370)
Investment securities held-to-maturity	(14)	(3)	(17)	(11)	(17)	(28)
Other investments	189	(135)	54	(163)	193	30
Federal funds sold	(95)	12	(83)	80	13	93

Total interest income (2)	4,107	(1,546)	2,561	2,715	(2,153)	562

Interest expense:

Interest - bearing deposits:

Interest checking	115	(117)	(2)	249	(4)	245
Money markets	26	1	27	96	(74)	22
Statement savings	31	(3)	28	(13)	(44)	(57)
Certificates of deposit	(611)	(44)	(655)	45	(391)	(346)
Total interest - bearing deposits	(439)	(163)	(602)	377	(513)	(136)

Other borrowed funds	678	(687)	(9)	(398)	207	(191)

Total interest expense	239	(850)	(611)	(21)	(306)	(327)

Net interest income (2)	$3,868	$(696)	$3,172	$2,736	$(1,847)	$889

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for all periods presented.

(3) Changes attributable to rate/volume have been allocated to volume.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2014 and 2013 was $1.9 million and a benefit of $457,000, respectively. The increase in our provision expense during 2014 compared to 2013 is primarily a result of our organic loan growth during the first quarter of 2014.

During 2014, we recorded charge-offs of $783,000 related to one commercial relationship that deteriorated during the first quarter.  Recoveries from previously charged-off loans totaled $88,000 for the three months ended March 31, 2014, most of which were related to previously charged off residential real estate loans and home equity loans.  Nonperforming loans at March 31, 2014 and December 31, 2013, were $4.9 million and $2.3 million, respectively. The increase in nonperforming loans is directly related to those loans that were nonperforming at UFBC.  Due to our assessment of the underlying credit related to these loans, we chose to maintain them on a status of nonaccrual post acquisition.

The allowance for loan losses was $29.1 million at March 31, 2014 and $27.9 million at December 31, 2013. Our allowance for loan losses ratio as a percent of total loans was 1.24% and 1.37% at March 31, 2014 and December 31, 2013, respectively.  The decrease in the allowance for loan losses ratio is due to $238 million in acquired loans that were added to the balance sheet during the first quarter of 2014 as these loans do not have an associated allowance.  Our allowance for loans losses ratio on the originated loans receivable portfolio was 1.36% at March 31, 2014.

A sluggish job market could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At March 31, 2014, our commercial real estate (including construction lending) portfolio was 68% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three Months Ended March 31, 2014 and 2013

(In thousands)

	2014	2013
Beginning balance, January 1	$27,864	$27,400

Provision for loan losses	1,926	(457)

Loans charged off:
Commercial and industrial	(783)	—
Residential	—	(85)
Consumer	(2)	—
Total loans charged off	(785)	(85)

Recoveries:
Commercial and industrial	7	298
Residential	81	8
Consumer	—	1
Total recoveries	88	307

Net (charge offs) recoveries	(697)	222

Ending balance, March 31,	$29,093	$27,165

	March 31,	March 31,
	2014	2013
Loans:
Balance at period end	$2,345,702	$1,782,916
Allowance for loan losses to loans receivable net of fees	1.24%	1.52%
Annualized net charge-offs to average loans receivable	0.12%	-0.05%

Allocation of the Allowance for Loan Losses

At March 31, 2014 and December 31, 2013

(In thousands)

	March 31,		December 31,
	2014		2013
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$3,962	12.39%	$3,329	10.72%
Real estate - commercial	16,004	50.72%	16,076	51.30%
Real estate - construction	5,721	17.65%	5,336	17.77%
Real estate - residential	2,707	14.14%	2,421	14.65%
Home equity lines	609	4.90%	609	5.36%
Consumer	90	0.20%	93	0.20%

Total allowance for loan losses	$29,093	100.00%	$27,864	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At March 31, 2014 and December 31, 2013

(In thousands)

	March 31,	December 31,
	2014	2013
Nonaccruing loans	$4,947	$2,314

Loans contractually past-due 90 days or more and still accruing	—	—

Total nonperforming loans	$4,947	$2,314

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results.

Noninterest income for the three months ended March 31, 2014 and 2013 was $8.7 million and $8.5 million, respectively.  Realized and unrealized gains (losses) on mortgage banking activities, which are reported net of commission & incentive expense, totaled $7.4 million for the three months ended March 31, 2014 compared to $6.3 million for the same period of 2013.  Noninterest income related to title insurance services and management fees from managed mortgage company affiliates has decreased to $21,000 for the three months ended March 31, 2014 compared to $697,000 for the same period of 2013 as George Mason has exited these lines of business.  Investment fee income decreased $325,000 to $222,000 for the three months ended March 31, 2014 compared to $547,000 for the same period of 2013.  The decrease in investment fee income is a result of the restructuring we completed in our wealth management business segment during 2013.

The increase in net gains from mortgage banking activities is mainly due to changes in the unrealized gains associated with the fair market value of our locked commitments and closed loans held for sale.  For the first quarter of 2014, the unrealized gain decreased $5.9 million as compared to the year ago quarter.  In accordance with GAAP, if a lender enters into a mortgage loan commitment with a customer and intends to sell the mortgage loan after it is funded, the written loan commitment is to be accounted for as a derivative instrument and is to be recorded at fair value through earnings.  George Mason enters into commitments where individual loans are “locked in” at a specified interest rate for a fixed period.  At the time of commitment, George Mason also enters into a “best efforts” forward contract with an investor to sell the loan at an agreed upon price if, and after, the loan is closed. This price represents the fair value of the “interest rate lock commitment” (“IRLC”) and is an unrealized gain that is included in earnings during the period of the IRLC.  This gain is also recognized earlier in earnings than the expenses associated with originating, underwriting and closing the loan, which, under GAAP, are recognized and deferred by the Company at the time of loan sale to the investor.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing LHFS.  At any point in time (e.g. quarter end) the fair value of the existing IRLCs (not yet closed) and the premium to the basis of existing LHFS (loans closed but not yet purchased by investors) represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  This accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.

As mentioned, direct costs associated with loan origination, such as commission and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities.

For the first quarter of 2014, we closed $551.4 million in mortgage originations.  This compares to $1.08 billion in mortgage originations for the three months ended March 31, 2013.  The decrease in mortgage originations is a result of an increased interest rate environment which has decreased existing home borrowers’ interest in refinancing their current mortgage.  As a result, refinance activity has decreased to only 18% of our loan origination volume for the first quarter of 2014 compared to 48% for the same period of 2013.  Because of the decrease in loan origination volumes, we have reduced our back office staffing by approximately 24% at our mortgage banking segment, which began last year.  We continue to closely monitor each expense category at our mortgage subsidiary in relation to production expectations.

The increase in the cash surrender value of our bank-owned life insurance for the three months ended March 31, 2014 and 2013 was $119,000 and $92,000, respectively.

Noninterest income represented 25% and 27% of our total revenues for the three months ended March 31, 2014 and 2013, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended March 31, 2014 was $25.8 million, compared to $20.7 million for the same period of 2013, an increase of $5.1 million, or 25%.  As previously mentioned, our merger and acquisition expenses related to the UFBC acquisition were $3.2 million for 2014.  We also recognized an additional $1.5 million in noninterest expense related to UFBC during the first quarter of 2014, which is contributing to the increase in expenses in 2014 as compared to 2013.

For the quarter ended March 31, 2014, salaries and benefits expense increased to $11.4 million from $10.0 million for the quarter ended March 31, 2013.  The increase in salaries and benefits expense during 2014 compared to 2013 is primarily a result of the increase in staffing within our commercial banking segment as a result of the UFBC acquisition.  Because the integration of UFBC’s back office systems into Cardinal’s did not occur until March 2014, the staffing levels at UFBC remained near their preacquisition levels.  We expect salary and benefits expense to decrease during the second quarter of 2014 as we have completed the UFBC integration.

Occupancy expense was $2.6 million for the three months ended March 31, 2014, an increase of $549,000 when compared to the same period of 2013.  The increase in occupancy expense during 2014 as compared to 2013 is primarily attributable to the eight additional branch office locations of UFBC.  During the second quarter of 2014, we will consolidate select branch offices that overlap existing markets as a result of the UFBC acquisition. In addition, we added two branch offices in the last six months of 2013 which contribute to the increase in occupancy expense for 2014.  The increases in depreciation expense and data processing & communications for 2014 compared to 2013 can also be attributed to the UFBC acquisition.  Our expectation of cost savings associated with the UFBC acquisition is approximately 50% of their total expense base, of which we expect to begin to realize during the second quarter of 2014.

Professional fees decreased $498,000 to $818,000 for the three months ended March 31, 2014 compared to $1.3 million for the same period of 2013 as a result of the decrease in temporary staffing we had at George Mason to handle the increase in loan origination volume we experienced during the first quarter of 2013; all due to the increase in refinance activity during that period.  The level of temporary staffing was maintained at George Mason until the beginning of the third quarter of 2013 when we experienced a significant decrease in loan origination volumes as a result of mortgage market conditions.

Income Taxes

For the three months ended March 31, 2014, we recorded a provision for income taxes of $2.3 million, compared to $3.7 million for the same period of 2013.  Our effective tax rate for the three months ended March 31, 2014 and 2013 was 35.2% and 33.8%, respectively.  Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $3.14 billion and $2.89 billion at March 31, 2014 and December 31, 2013, respectively.  In connection with the closing of the UFBC acquisition, we added $329 million in total assets to our balance sheet.  We recorded $24.7 million in goodwill and $2.7 million of core deposit intangibles.  Additional information on the assets acquired and liabilities assumed can be found in the discussion below.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $363.8 million at March 31, 2014, compared to $359.7 million at December 31, 2013, an increase of $4.1 million.  The increase in investment securities was a result of the securities we acquired in the UFBC acquisition during 2014.  The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our investment securities portfolio.

Investment Securities

At March 31, 2014 and December 31, 2013

(In thousands)

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at March 31, 2014
U.S. government-sponsored agencies
One to five years	$26,548	$27,766	2.98%
Five to ten years	19,998	21,769	3.82%
After ten years	29,971	29,432	3.59%
Total U.S. government-sponsored agencies	76,517	78,967	3.44%

Mortgage-backed securities (1)
One to five years	241	245	4.71%
Five to ten years	25,386	26,074	3.48%
After ten years	114,848	119,203	3.77%
Total mortgage-backed securities	140,475	145,522	3.72%

Tax exempt municipal securities (2)
Within one year	4,443	4,515	3.89%
One to five years	7,928	8,342	3.49%
Five to ten years	35,359	37,020	3.57%
After ten years	60,738	62,969	3.59%
Taxable municipal securities
Within one year	1,904	1,899	0.65%
Five to ten years	4,269	4,684	4.99%
After ten years	944	1,008	5.33%
Total municipal securities	115,585	120,437	3.61%

U. S. treasury securities
Within one year	4,998	5,007	2.36%
Total U.S. treasury securities	4,998	5,007	2.36%

Pooled trust preferred & corporate securities
One to five years	504	504	0.35%
After ten years	2,368	2,368	1.49%
Total pooled trust preferred & corporate securities	2,872	2,872	1.29%
Total investment securities available-for-sale	$340,447	$352,805	3.58%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at March 31, 2014
Mortgage-backed securities (1)
One to five years	$589	$625	4.62%
Five to ten years	121	130	5.42%
After ten years	1,636	1,737	2.02%
Total mortgage-backed securities	2,346	2,492	2.85%

Pooled trust preferred securities
After ten years	4,005	3,050	1.10%
Total pooled trust preferred securities	4,005	3,050	1.10%
Total investment securities held-to-maturity	6,351	5,542	1.75%

Total investment securities	$346,798	$358,347	3.53%

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at December 31, 2013
U.S. government-sponsored agencies
One to five years	$25,591	$26,863	3.07%
Five to ten years	20,000	21,404	3.82%
After ten years	29,971	28,661	3.59%
Total U.S. government-sponsored agencies	75,562	76,928	3.47%

Mortgage-backed securities (1)
One to five years	99	101	4.66%
Five to ten years	25,883	26,134	3.57%
After ten years	118,627	121,594	3.78%
Total mortgage-backed securities	144,609	147,829	3.74%

Tax exempt municipal securities (2)
Within one year	3,557	3,661	4.44%
One to five years	4,529	4,809	3.83%
Five to ten years	37,392	38,870	3.55%
After ten years	62,970	63,744	3.61%
Taxable municipal securities
Five to ten years	4,273	4,602	4.99%
After ten years	995	1,052	5.33%
Total municipal securities	113,716	116,738	3.69%

U. S. treasury securities
Within one year	4,992	5,029	2.36%
Total U.S. treasury securities	4,992	5,029	2.36%

Pooled trust preferred securities
After ten years	2,795	2,795	1.49%
Total pooled trust preferred securities	2,795	2,795	1.49%
Total investment securities available-for-sale	$341,674	$349,319	3.63%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at December 31, 2013
Mortgage-backed securities (1)
One to five years	$663	$703	4.63%
Five to ten years	131	137	5.44%
After ten years	1,678	1,777	2.02%
Total mortgage-backed securities	2,472	2,617	2.90%

Pooled trust preferred securities
After ten years	4,005	2,910	1.11%
Total pooled trust preferred securities	4,005	2,910	1.11%
Total investment securities held-to-maturity	6,477	5,527	1.79%

Total investment securities	$348,151	$354,846	3.58%

We complete reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2014, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2014, 99% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $2.1 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At March 31, 2014, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

We own four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio.  As a result of the issuance of the Final Rule, only two of the four investments were exempt from the covered fund definition.  For the two investments that were not exempt as a result of the Final Rule, we will be required to divest our investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule on July 21, 2015.  As a result of this new regulation, these two investments which have a par value of $2.7 million and a carrying value of $2.4 million at March 31, 2014, were reclassified to the available-for-sale investment securities portfolio.  We recorded an other-than-temporary impairment of $300,000 for the year ended December 31, 2013, which was determined based on the market bid price of these investments.  No further impairment was recorded for the three months ended March 31, 2014.

The par value of the two pooled trust preferred securities still classified as held-to-maturity totaled $4.0 million at March 31, 2014.  The collateral underlying these structured securities are instruments issued by financial institutions.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  One security has a composite rating of A-, one security has a composite rating of BBB+.  Observable trading activity remains limited for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired.  We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

In one of the pooled trust preferred securities issues, 59% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $178 million of the remaining $236 million, or 75% of the performing collateral defaulted or deferred payment.  In the other pooled trust preferred security, 57% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $158 million of the remaining $243 million, or 65% of the performing collateral defaulted or deferred payment.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  We do not intend to sell nor do we believe it is probable we will be required to sell these pooled trust preferred securities prior to the recovery of our investment.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio as of March 31, 2014.

We hold $13.7 million in FHLB stock at March 31, 2014, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $2.3 billion and $2.04 billion at March 31, 2014 and December 31, 2013, respectively.  See the following table for details on the loans receivable portfolio.  As a result of our acquisition of UFBC, we added $238 million in loans, net of negative $3.9 million fair value adjustments, for the period ended March 31, 2014.  See further details regarding the acquired loans in Note 7 to the consolidated financial statements.  For the quarter ended March 31, 2014, net new organic loan growth was approximately $67 million, representing annualized loan growth of 13%.

Loans held for sale at March 31, 2014 were $265.3 million compared to $374.0 million at December 31, 2013.  The decrease in our loans held for sale balances at March 31, 2014 compared to December 31, 2013 is directly attributable to the decrease in loans closed during the first quarter of 2014.  Loans closed at our mortgage subsidiary totaled $551.4 million for the three months ended March 31, 2014 compared to $797.3 million for the quarter ended December 31, 2013.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At March 31, 2014 and December 31, 2013

(In thousands)

	March 31, 2014		December 31, 2013

Commercial and industrial	$291,208	12.39%	$219,156	10.72%
Real estate - commercial	1,191,953	50.72%	1,048,579	51.30%
Real estate - construction	414,711	17.65%	363,063	17.77%
Real estate - residential	332,288	14.14%	299,484	14.65%
Home equity lines	115,045	4.90%	109,481	5.36%
Consumer	5,045	0.20%	4,159	0.20%

Gross loans	$2,350,250	100.00%	2,043,922	100.00%

Net deferred (fees) costs	(4,548)		(3,754)
Less: allowance for loan losses	(29,093)		(27,864)

Loans receivable, net	$2,316,609		$2,012,304

Deposits

Total deposits were $2.38 billion at March 31, 2014 compared to $2.06 billion at December 31, 2013.  As a result of our acquisition of UFBC, we added $295 million in deposits, net of positive $1.2 million fair value adjustments to the certificates of deposit portfolio, for the period ended March 31, 2014.  See the following table for details on certificates of deposit with balances of $100,000 or more.

We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At March 31, 2014 and December 31, 2013, we had $45.1 million and $72.7 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The decrease in our CDARS deposits is primarily due to our repayment of obligations the Company had in the network’s one-way buy program.  Brokered certificates of deposit not in the CDARS network were $260.6 million and $228.5 million at March 31, 2014 and December 31, 2013, respectively. We use this type of funding to lock in low cost term funding to support mortgage loans we originate and intend to sell.

Certificates of Deposit of $100,000 or More

At March 31, 2014

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$72,972	$4,955	$77,927
Over three months through six months	47,310	4,783	52,093
Over six months through twelve months	58,254	8,398	66,652
Over twelve months	121,929	35,049	156,978
	$300,465	$53,185	$353,650

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds decreased $92.4 million to $382.9 million at March 31, 2014, compared to $475.2 million at December 31, 2013.  FHLB advances increased to $240.0 million at March 31, 2014 compared to $215.0 million at December 31, 2013.  Customer repurchase agreements increased $8.9 million to $103.5 million at March 31, 2014 compared to $94.6 million at December 31, 2013.  We had federal funds purchased of $15.0 million outstanding at March 31, 2014 compared to $45.0 million at December 31, 2013.  The following table provides information on our borrowings.

In connection with the acquisition, we acquired all of the voting and common shares of UFBC Capital Trust I (the “Trust”), which is a wholly-owned subsidiary established for the sole purpose of issuing $5.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”).  These trust preferred securities are due in 2035 and have an interest rate of LIBOR (London Interbank Offering Rate) plus 2.10%, which adjusts quarterly.  The Trust is an unconsolidated subsidiary since we are not the primary beneficiary of this entity.  The additional $155,000 that is payable by us to the Trust represents our unfunded capital investment in the Trust.

Short-Term Borrowings and Other Borrowed Funds

At March 31, 2014

(In thousands)

		Amount
	Interest Rate	Outstanding
Other short-term borrowed funds:
Customer repurchase agreements	0.14%	$103,547
Federal Funds Purchased	0.47%	15,000
Total other short-term borrowed funds and weighted average	0.18%	$118,547

Other borrowed funds:
Trust preferred	2.50%	$24,307
FHLB advances - long term	3.32%	240,000
Other borrowed funds and weighted average rate	3.24%	$264,307

Total other borrowed funds and weighted average rate	2.30%	$382,854

Shareholders’ Equity

Shareholders’ equity at March 31, 2014 was $352.4 million compared to $320.5 million at December 31, 2013, an increase of $31.9 million, or 10%. The increase in shareholders’ equity at March 31, 2014 compared to December 31, 2013 is primarily attributable to shares issued as a result of our acquisition of UFBC.  For each share of UFBC common stock outstanding, the shareholders of UFBC received a fixed exchange ratio of $19.13 in cash and 1.154 shares of our common stock.  We issued 1.6 million shares of our common stock and added $25.2 million in additional paid in capital for a total of $26.8 million in additional capital.  Net income of $4.3 million for the three months ended March 31, 2014 also contributed to the increase in equity less dividends of $2.6 million that were declared during 2014.  In addition, accumulated other comprehensive income increased $2.8 million for the three months ended March 31, 2014.

Book value per share at March 31, 2014 was $11.03 compared to $10.57 at December 31, 2013. Tangible book value per share (which is book value per share less goodwill and other intangible assets) at March 31, 2014 was $9.86 compared to $10.23 at December 31, 2013.

Business Segment Operations

We provide banking and non-banking financial services and products through our subsidiaries. We operate in three business segments, commercial banking, mortgage banking and wealth management services.  As of June 30, 2013, we merged operations of our trust division and Wilson/Bennett into CWS, both of which had been included in the wealth management services segment.  Results for the three months ended March 31, 2014 include the operations of these subsidiaries prior to their closure.

Commercial Banking

The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment also provides customers with various deposit products including demand deposit accounts, savings accounts and certificates of deposit.

For the three months ended March 31, 2014, the commercial banking segment recorded net income of $5.5 million compared to $9.1 million for the same period of 2013.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At March 31, 2014, total assets for this segment were $3.01 billion, loans receivable, net of deferred fees and costs, were $2.35 billion and total deposits were $2.38 billion. At March 31, 2013, total assets for this segment were $2.75 billion, loans receivable, net of deferred fees and costs, were $1.78 billion and total deposits were $2.09 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended March 31, 2014 and 2013, the mortgage banking segment recorded net losses of $167,000 and $1.1 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At March 31, 2014, total assets for this segment were $322.0 million; loans held for sale were $265.3 million and mortgage funding checks were $6.5 million. At March 31, 2013, total assets for this segment were $563.8 million; loans held for sale were $534.7 million and mortgage funding checks were $45.3 million.

Wealth Management Services

The wealth management services segment provides investment and financial services to businesses and individuals, including financial planning, retirement/estate planning, and investment management.

For the three months ended March 31, 2014 and 2013, the wealth management services segment recorded net income of $36,000 and a net loss of $87,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At March 31, 2014, total assets were $2.3 million and managed and custodial assets were $179 million. At March 31, 2013, total assets were $2.4 million and managed and custodial assets were $324 million.   The decrease in managed and custodial assets at March 31, 2014 compared to a year ago is a direct result of our wealth management reorganization.

Additional information pertaining to our business segments can be found in Note 4 to the notes to consolidated financial statements.

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

At March 31, 2014, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 10.72% and 11.71%, respectively. At December 31, 2013, our Tier 1 and total risk-based capital ratios were 11.85% and 12.89%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The decrease in our risk-based capital ratios at March 31, 2014 compared to December 31, 2013 was a primarily a result of the increase in risk weighted assets we acquired from UFBC during 2014.

The following table provides additional information pertaining to our capital ratios.

Capital Components

At March 31, 2014 and December 31, 2013

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Cardinal Financial Corporation (Consolidated):
At March 31, 2014
Total risk-based capital	$353,010	11.71%	$241,267	>	8.00%	$301,584	>	10.00%
Tier I risk-based capital	323,331	10.72%	120,633	>	4.00%	180,950	>	6.00%
Leverage capital ratio	323,331	10.82%	119,561	>	4.00%	149,451	>	5.00%

At December 31, 2013
Total risk-based capital	$349,894	12.89%	$217,111	>	8.00%	$271,389	>	10.00%
Tier I risk-based capital	321,513	11.85%	108,555	>	4.00%	162,833	>	6.00%
Leverage capital ratio	321,513	11.70%	109,928	>	4.00%	137,410	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Cardinal Bank:
At March 31, 2014
Total risk-based capital	$350,646	11.69%	$238,985	>	8.00%	$298,732	>	10.00%
Tier I risk-based capital	320,967	10.70%	119,493	>	4.00%	179,239	>	6.00%
Leverage capital ratio	320,967	10.74%	120,016	>	4.00%	150,020	>	5.00%

At December 31, 2013
Total risk-based capital	$343,392	12.73%	$215,733	>	8.00%	$269,666	>	10.00%
Tier I risk-based capital	315,011	11.68%	107,867	>	4.00%	161,800	>	6.00%
Leverage capital ratio	315,011	11.54%	109,212	>	4.00%	136,515	>	5.00%

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At March 31, 2014 and December 31, 2013, we had $45.1 million and $72.7 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The decrease in our CDARS deposits is primarily due to our repayment of obligations the Company had in the network’s one-way buy program.  Brokered certificates of deposit not in the CDARS network were $260.6 million and $228.5 million at March 31, 2014 and December 31, 2013, respectively.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $391.8 million at March 31, 2014 or 12.5% of total assets. We held investments that are classified as held-to-maturity in the amount of $6.4 million at March 31, 2014. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta (“FHLB”) with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at March 31, 2014 was $490.7 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $101.8 million at March 31, 2014. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable.

The required payments under such obligations are detailed in the following table.

Contractual Obligations

At March 31, 2014

(In thousands)

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$502,196	$254,200	$202,302	$42,435	$3,259

Brokered certificates of deposit	305,703	131,860	159,438	14,405	—

Advances from the Federal Home Loan Bank of Atlanta	240,000	10,000	125,000	75,000	30,000

Trust preferred securities	24,307	—	—	—	24,307

Operating lease obligations	37,662	8,738	12,638	8,114	8,172

Total	$1,109,868	$404,798	$499,378	$139,954	$65,738

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

At March 31, 2014 and December 31, 2013, commitments to extend credit were $1.80 billion and $1.49 billion, respectively.  Standby letters of credit were $31.4 million and $28.0 million at March 31, 2014 and December 31, 2013, respectively. Commitments to extend credit of $327.2 million as of March 31, 2014 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $210.9 million as of December 31, 2013.  The increase in mortgage loan funding commitments is related to the increased origination production at George Mason during the first quarter of 2014 as compared to the fourth quarter of 2013.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  We have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors.  As a result, we receive a limited number of additional claims.  As of March 31, 2014, the reserve for loan repurchases had a balance of $261,000.

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

We employ an independent consulting firm to model our interest rate sensitivity.  We use a net interest income simulation model as our primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as interest checking, money market checking, and savings accounts as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 100 basis points and up 200 basis points. The down 200 basis point scenario was discontinued given the current level of interest rates.  In the ramped down rate change, the model moves rates gradually down 100 basis points over the first year and then rates remain flat in the second year.

For the up 200 basis point scenario, rates are gradually moved up 200 basis points in the first year and then rates remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

At March 31, 2014, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.50% in a down 100 basis point scenario and would increase by less than 0.70% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.80% in a down 100 basis point scenario and would increase less than 1.80% in an up 200 basis point scenario.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our Asset/Liability Committee is responsible for reviewing our liquidity requirements and maximizing our net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Interest rate risk arises because the assets of the Bank and the liabilities of the Bank have different maturities and characteristics. In order to measure this interest rate risk, we use a simulation process that measures the impact of changing interest rates on net interest income. This model is run for the Bank by an independent consulting firm. The simulations incorporate assumptions related to expected activity in the balance sheet. For maturing assets, assumptions are developed for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as interest checking, money market checking, and savings accounts as well as certificates of deposit. Based on inputs that include the most recent period end balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that interest rates remain unchanged. This becomes the base case. Next, the model determines the impact on net interest income given specified changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 100 basis points and up 200 basis points. The down 200 basis point scenario was discontinued given the current level of interest rates.  In the ramped down rate change, the model moves rates gradually down 100 basis points over the first year and then rates remain flat in the second year.

For the up 200 basis point scenario, rates are gradually increased by 200 basis points in the first year and remain flat in the second year. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

At March 31, 2014, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.50% in a down 100 basis point scenario and would increase by less than 0.70% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.80% in a down 100 basis point scenario and would increase less than 1.80% in an up 200 basis point scenario.

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

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes in our risk factors from those disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended March 31, 2014, we did not purchase shares of our common stock.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

3.1                               Bylaws of Cardinal Financial Corporation (restated in electronic format as of March 24, 2014).

31.1                        Rule 13a-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a) Certification of Chief Financial Officer

32.1                        Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2                        Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101                           The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: May 8, 2014	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2014	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Bylaws of Cardinal Financial Corporation (restated in electronic format as of March 24, 2014).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).