Form 10-Q
period 2014-09-30
CARDINAL FINANCIAL CORP
filed 2014-11-07
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

32,029,777 shares of common stock, par value $1.00 per share, outstanding as of November 5, 2014

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2014 and December 31, 2013

(In thousands, except share data)

			September 30,	December 31,
			2014	2013
			(Unaudited)
Assets
Cash and due from banks			$21,390	$18,285
Federal funds sold			26,170	10,924
Total cash and cash equivalents			47,560	29,209
Investment securities available-for-sale			330,415	349,319
Investment securities held-to-maturity (market value of $5,300 and $5,527 at September 30, 2014 and December 31, 2013, respectively)			6,072	6,477
Investment securities - trading			4,724	3,890
Total investment securities			341,211	359,686
Other investments			19,394	19,068
Loans held for sale			313,525	373,993
Loans receivable, net of deferred fees and costs			2,489,293	2,040,168
Allowance for loan losses			(29,537)	(27,864)
Loans receivable, net			2,459,756	2,012,304
Premises and equipment, net			25,385	20,389
Deferred tax asset, net			3,183	5,395
Goodwill and intangibles, net			37,012	10,144
Bank-owned life insurance			32,418	32,063
Accrued interest receivable and other assets			35,481	31,979
Total assets			$3,314,925	$2,894,230
Liabilities and Shareholders’ Equity
Non-interest bearing deposits			$553,629	$433,749
Interest bearing deposits			1,871,176	1,625,110
Total deposits			2,424,805	2,058,859
Other borrowed funds			476,828	475,232
Mortgage funding checks			15,510	6,528
Escrow liabilities			2,242	1,572
Accrued interest payable and other liabilities			27,473	31,507
Total liabilities			2,946,858	2,573,698

Common stock, $1 par value	2014	2013
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	32,028,727	30,332,685	32,029	30,333
Additional paid-in capital			201,066	174,001
Retained earnings			125,814	111,323
Accumulated other comprehensive income, net			9,158	4,875
Total shareholders’ equity			368,067	320,532
Total liabilities and shareholders’ equity			$3,314,925	$2,894,230

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans receivable	$26,684	$21,988	$77,261	$63,759
Loans held for sale	3,553	4,141	9,326	13,258
Federal funds sold	9	28	50	244
Investment securities available-for-sale	2,824	2,767	8,873	7,388
Investment securities held-to-maturity	37	44	112	148
Other investments	132	84	416	240
Total interest income	33,239	29,052	96,038	85,037
Interest expense:
Deposits	3,054	3,166	8,881	9,937
Other borrowed funds	2,269	2,194	6,661	6,554
Total interest expense	5,323	5,360	15,542	16,491
Net interest income	27,916	23,692	80,496	68,546
Provision for loan losses	—	157	2,541	(432)
Net interest income after provision for loan losses	27,916	23,535	77,955	68,978
Non-interest income:
Service charges on deposit accounts	571	507	1,641	1,498
Loan fees	340	364	951	857
Title insurance & other related income	—	169	—	918
Investment fee income	128	195	554	1,143
Realized and unrealized gains (losses) on mortgage banking activities	6,567	(102)	24,188	17,386
Net realized gain on investment securities-trading	39	18	381	100
Net realized gain on investment securities-available for sale	682	—	665	—
Management fee income	—	374	21	1,483
Increase in cash surrender value of bank-owned life insurance	111	124	356	306
Gain (loss) on sale of real estate	—	—	—	30
Other income	13	9	44	38
Total non-interest income	8,451	1,658	28,801	23,759
Non-interest expense:
Salary and benefits	10,726	9,992	33,586	30,367
Occupancy	2,601	1,981	7,776	6,148
Professional fees	783	786	2,476	3,247
Depreciation	972	808	2,789	2,331
Data processing & communications	1,603	1,212	4,905	3,481
FDIC insurance premiums	391	401	1,119	1,049
Mortgage loan repurchases and settlements	—	111	83	(49)
Merger and acquisition expenses	64	304	5,733	304
Amortization of intangibles	185	49	578	148
Other operating expenses	4,890	5,400	14,155	15,950
Total non-interest expense	22,215	21,044	73,200	62,976
Income before income taxes	14,152	4,149	33,556	29,761
Provision for income taxes	4,710	1,168	11,391	9,796
Net income	$9,442	$2,981	$22,165	$19,965
Earnings per common share - basic	$0.29	$0.10	$0.69	$0.65
Earnings per common share - diluted	$0.29	$0.10	$0.68	$0.64
Weighted-average common shares outstanding - basic	32,482	30,692	32,345	30,654
Weighted-average common shares outstanding - diluted	32,934	31,060	32,772	31,053

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$9,442	$2,981	$22,165	$19,965
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax benefit of $345 thousand and net of tax expense of $2.8 million for the three and nine months ended September 30, 2014, respectively, net of tax expense $39,000 and net of tax benefit of $3.5 million for the three and nine months ended September 30, 2013.	(576)	76	5,166	(6,802)

Plus: reclassification adjustment for net gains included in net income net of tax expense of $226 thousand and $220 thousand for the three and nine months ended September 30, 2014 and $0 for each of the three and nine months ended September 30, 2013.	(456)	—	(445)	—

	(1,032)	76	4,721	(6,802)

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax expense of $141 thousand and net of tax benefit of $241 thousand for the three and nine months ended September 30, 2014, respectively and net of tax benefit of $369 thousand and $392 thousand for the three and nine months ended September 30, 2013, respectively.	254	(716)	(438)	(577)

Comprehensive income	$8,664	$2,341	$26,448	$12,586

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2014 and 2013

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2012	30,226	$30,226	$172,021	$92,777	$13,042	$308,066

Stock options exercised	55	55	427	—	—	482

Stock compensation expense, net of tax benefit	—	—	877	—	—	877

Dividends on common stock of $0.17 per share	—	—	—	(5,143)	—	(5,143)

Change in accumulated other comprehensive income	—	—	—	—	(7,379)	(7,379)

Net income	—	—	—	19,965	—	19,965

Balance, September 30, 2013	30,281	$30,281	$173,325	$107,599	$5,663	$316,868
Balance, December 31, 2013	30,333	$30,333	$174,001	$111,323	$4,875	$320,532

Stock options exercised	79	79	696	—	—	775

Stock compensation expense, net of tax benefit	—	—	1,178	—	—	1,178

Shares issued from acquisition of United Financial Banking Companies, Inc.	1,617	1,617	25,191	—	—	26,808

Dividends on common stock of $0.24 per share	—	—	—	(7,674)	—	(7,674)

Change in accumulated other comprehensive income	—	—	—	—	4,283	4,283

Net income	—	—	—	22,165	—	22,165

Balance, September 30, 2014	32,029	$32,029	$201,066	$125,814	$9,158	$368,067

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014 and 2013

(In thousands)

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$22,165	$19,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,789	2,331
Amortization of premiums, discounts and intangibles	831	89
Provision for loan losses	2,541	(432)
Loans held for sale originated	(2,231,469)	(4,713,809)
Proceeds from the sale of loans held for sale	2,316,125	5,193,605
Realized and unrealized gains on mortgage banking activities	(24,188)	(17,386)
Purchase of investment securities-trading	(1,496)	(1,218)
Unrealized gain on investment securities-trading	(381)	(100)
Unrealized gain on investment securities-available for sale	(665)	—
Gain on sale of other real estate owned	—	(30)
Stock compensation expense, net of tax benefits	1,178	877
Increase in cash surrender value of bank-owned life insurance	(356)	(306)
Increase in accrued interest receivable and other assets	2,968	9,136
Decrease in accrued interest payable, escrow liabilities and other liabilities	(5,595)	(4,718)
Net cash provided by operating activities	84,447	488,004
Cash flows from investing activities:
Net purchases of premises and equipment	(133)	(3,019)
Proceeds from the sale of investment securities available-for-sale	10,617	—
Proceeds from the sale of mortgage-backed securities available-for-sale	11,285	—
Proceeds from maturity and call of investment securities available-for-sale	32,119	11,244
Purchase of investment securities available for sale	(24,483)	(58,887)
Purchase of mortgage-backed securities available for sale	(6,208)	(63,584)
Purchase of other investments	(6,189)	(1)
Proceeds from the sale of other investments	6,762	255
Redemptions of investment securities available-for-sale	14,237	30,493
Redemptions of investment securities held-to-maturity	404	1,552
Acquisitions, net of cash and cash equivalents	36,472	—
Net decrease in loans receivable, net of deferred fees and costs	(211,721)	(159,636)
Net cash used in investing activities	(136,838)	(241,583)
Cash flows from financing activities:
Net increase (decrease) in deposits	70,742	(161,682)
Net increase (decrease) in other borrowed funds - short term	22,917	(36,954)
Net increase (decrease) in mortgage funding checks	8,982	(41,539)
Proceeds from FHLB advances	275,000	—
Repayment of FHLB advances	(300,000)	—
Stock options exercised	775	482
Dividends on common stock	(7,674)	(5,143)
Net cash provided by (used in) financing activities	70,742	(244,836)
Net increase in cash and cash equivalents	18,351	1,585
Cash and cash equivalents at beginning of the year	29,209	67,140
Cash and cash equivalents at end of the period	$47,560	$68,725
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,141	$16,543
Income taxes	9,235	9,720
Acquisition of noncash assets and liabilities:
Assets acquired	265,364	—
Liabilities assumed	301,836	—
Supplemental schedule of noncash investing and financing activities:
Unsettled sales of investment securities available for sale	$(2,815)	$—
Unsettled purchases of investment securities available-for-sale	—	5,175

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Merger and acquisition expense was $0.1 and $5.7 million for the three and nine months ended September 30, 2014, respectively, which are primarily related to legal and accounting costs, contract termination expenses, system conversion and integration expenses, employee retention and severance payments.

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

Note 3

Stock-Based Compensation

At September 30, 2014, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan was amended in 2011 to increase the number of shares available under the plan and extend the term to 2021.  The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  There were 393,768 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of September 30, 2014.

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

Total expense related to the Company’s share-based compensation plans for the three months ended September 30, 2014 and 2013 was $206,000 and $125,000, respectively. Total expense related to the Company’s share-based compensation plans for the nine months ended September 30, 2014 and 2013 was $919,000 and $561,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $68,000 and $41,000 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, total income tax benefit recognized in the income statement for share-based compensation arrangements was $304,000 and $185,000, respectively.

Options granted for the three and nine months ended September 30, 2014 were 19,250 and 312,500, respectively. Options granted for the three and nine months ended September 30, 2013 were 3,000 and 270,500, respectively. The weighted average per share fair value of stock option grants for the three and nine months ended September 30, 2014 was $6.06 and $5.64, respectively. The weighted average per share fair value of stock option grants for the three and nine months ended September 30, 2013 was $6.18 and $5.82, respectively.  The fair values of the options granted during all periods ended September 30, 2014 and 2013 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Estimated option life	6.5 Years	6.5 Years	6.5 Years	6.5 Years
Risk free interest rate	2.06 - 2.29%	2.05 - 2.15%	2.06 - 2.34%	1.14 - 2.15%
Expected volatility	37.4%	39.5%	37.4%	39.5%
Expected dividend yield	1.8%	1.23%	1.8%	1.23%

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

Stock option activity during the nine months ended September 30, 2014 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2013	1,011,553	$12.03
Granted	312,500	16.94
Exercised	(79,160)	9.79
Forfeited	(5,450)	13.36
Outstanding at September 30, 2014	1,239,443	$13.41	6.09	$4,539,676
Options exercisable September 30, 2014	846,693	$12.29	4.91	$4,043,573

The intrinsic value of options exercised during the three and nine months ended September 30, 2014 and was $402,000 and $624,000, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2013 and was $165,000 and $466,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the nine months ended September 30, 2014 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2013	289,150	$5.29
Granted	312,500	5.64
Vested	(204,750)	5.37
Forfeited	(4,150)	5.25
Balance at September 30, 2014	392,750	$5.53

At September 30, 2014, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares that vested during the three months ended September 30, 2014 and 2013 was $23,000 and $15,000, respectively. The total fair value of shares that vested during the nine months ended September 30, 2014 and 2013 was $1.1 million and $704,000, respectively.

Note 4

Segment Information

The Company operates in three business segments: commercial banking, mortgage banking, and wealth management services.  As of June 30, 2013, the Company merged the remaining operations of its trust division and Wilson/Bennett Capital Management, Inc., both of which had been included in the wealth management services segment, into CWS.  Results for the nine months ended September 30, 2013 include the operations of these subsidiaries.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2014 and 2013 is as follows:

At and for the Three Months Ended September 30, 2014 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$27,302	$794	$—	$(180)	$—	$27,916
Provision for loan losses	—	—	—	—	—	—
Non-interest income	1,609	6,685	113	44	—	8,451
Non-interest expense	13,375	7,514	108	1,218	—	22,215
Provision for income taxes	5,176	41	2	(509)	—	4,710
Net income (loss)	$10,360	$(76)	$3	$(845)	$—	$9,442

Total Assets	$3,256,306	$352,598	$2,405	$386,639	$(683,023)	$3,314,925
Average Assets	$3,188,855	$352,621	$2,418	$388,497	$(689,673)	$3,242,718

At and for the Three Months Ended September 30, 2013 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$23,110	$750	$—	$(168)	$—	$23,692
Provision for loan losses	157	—	—	—	—	157
Non-interest income	1,010	441	195	22	(10)	1,658
Non-interest expense	11,100	8,764	101	1,089	(10)	21,044
Provision for income taxes	4,291	(2,722)	33	(434)	—	1,168
Net income (loss)	$8,572	$(4,851)	$61	$(801)	$—	$2,981

Total Assets	$2,762,206	$335,253	$2,195	$325,271	$(620,519)	$2,804,406
Average Assets	$2,745,832	$409,394	$2,172	$321,867	$(711,107)	$2,768,158

At and for the Nine Months Ended September 30, 2014 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$78,842	$2,177	$—	$(523)	$—	$80,496
Provision for loan losses	2,541	—	—	—	—	2,541
Non-interest income	3,475	24,443	484	399	—	28,801
Non-interest expense	44,363	23,544	321	4,972	—	73,200
Provision for income taxes	11,874	1,180	57	(1,720)	—	11,391
Net income (loss)	$23,539	$1,896	$106	$(3,376)	$—	$22,165

Total Assets	$3,256,306	$352,598	$2,405	$386,639	$(683,023)	$3,314,925
Average Assets	$3,054,416	$302,635	$2,346	$385,890	$(590,005)	$3,155,282

At and for the Nine Months Ended September 30, 2013 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$67,410	$1,665	$—	$(529)	$—	$68,546
Provision for loan losses	(517)	85	—	—	—	(432)
Non-interest income	2,530	20,000	1,143	112	(26)	23,759
Non-interest expense	31,296	27,222	1,472	3,012	(26)	62,976
Provision for income taxes	13,062	(2,028)	(111)	(1,127)	—	9,796
Net income (loss)	$26,099	$(3,614)	$(218)	$(2,302)	$—	$19,965

Total Assets	$2,762,206	$335,253	$2,195	$325,271	$(620,519)	$2,804,406
Average Assets	$2,780,602	$461,212	$2,342	$328,183	$(780,701)	$2,791,638

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

Note 5

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013.  There were no antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for each of the three and nine months ended September 30, 2014. Antidilutive stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the three and nine months ended September 30, 2013 were 2,030 and 721, respectively. These stock options have exercise prices that were greater than the average market price of the Company’s common stock for the periods presented.

	Three Months Ended		Nine Months Ended
(In thousands,	September 30,		September 30,
except per share data)	2014	2013	2014	2013
Net income available to common shareholders	$9,442	$2,981	$22,165	$19,965
Weighted average common shares - basic	32,482	30,693	32,345	30,654
Weighted average common shares - diluted	32,934	31,060	32,772	31,053
Earnings per common share - basic	$0.29	$0.10	$0.69	$0.65
Earnings per common share - diluted	$0.29	$0.10	$0.68	$0.64

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

The following shows the composition of basic outstanding shares for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Weighted average common shares outstanding	32,005	30,270	31,887	30,259
Weighted average shares attributable to the deferred compensation plans	477	423	458	395
Total weighted average shares - basic	32,482	30,693	32,345	30,654

The following shows the composition of diluted outstanding shares for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Weighted average shares outstanding - basic (from above)	32,482	30,693	32,345	30,654
Incremental weighted average shares attributable to deferred compensation plans	279	215	263	204
Weighted average shares attributable to stock options	173	153	164	160
Incremental Shares from stock option plan	—	—	—	35
Total weighted average shares - diluted	32,934	31,061	32,772	31,053

Note 6

Investment Securities

The approximate fair value and amortized cost of investment securities at September 30, 2014 and December 31, 2013 are shown in the table below.

	September 30, 2014
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$56,437	$2,973	$(297)	$59,113
Mortgage-backed securities	122,162	5,816	(50)	127,928
Municipal securities	134,264	6,434	(51)	140,647
Pooled trust preferred & corporate securities	2,574	153	—	2,727
Total	$315,437	$15,376	$(398)	$330,415

Investment Securities Held-to-Maturity
Mortgage-backed securities	2,067	116	—	2,183
Pooled trust preferred securities	4,005	—	(888)	3,117
Total	$6,072	$116	$(888)	$5,300

	December 31, 2013
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$75,562	$2,914	$(1,548)	$76,928
Mortgage-backed securities	144,609	3,566	(346)	147,829
Municipal securities	113,716	3,426	(404)	116,738
U.S. treasury securities	4,992	37	—	5,029
Pooled trust preferred securities	2,795	—	—	2,795
Total	$341,674	$9,943	$(2,298)	$349,319

Investment Securities Held-to-Maturity
Mortgage-backed securities	2,472	145	—	2,617
Pooled trust preferred securities	4,005	—	(1,095)	2,910
Total	$6,477	$145	$(1,095)	$5,527

The fair value and amortized cost of investment securities by contractual maturity at September 30, 2014 and December 31, 2013 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within One Year	$5,827	$5,908	$—	$—
After 1 year but within 5 years	35,167	36,715	—	—
After 5 years but within 10 years	56,364	60,458	—	—
After 10 years	95,917	99,406	4,005	3,117
Mortgage-backed securities	122,162	127,928	2,067	2,183
Total	$315,437	$330,415	$6,072	$5,300

	December 31, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
Within One Year	$8,549	$8,690	$—	$—
After 1 year but within 5 years	30,120	31,672	—	—
After 5 years but within 10 years	61,665	64,876	—	—
After 10 years	96,731	96,252	4,005	2,910
Mortgage-backed securities	144,609	147,829	2,472	2,617
Total	$341,674	$349,319	$6,477	$5,527

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

At September 30, 2014

Investment Securities Available-for-
Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$—	$—	$19,791	$(297)	$19,791	$(297)
Mortgage-backed securities	4,829	(47)	295	(3)	5,124	(50)
Municipal securities	8,956	(51)	—	—	8,956	(51)
Total temporarily impaired securities	$13,785	$(98)	$20,086	$(300)	$33,871	$(398)

Investment Securities Held-to-
Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,117	$(888)	$3,117	$(888)
Total temporarily impaired securities	$—	$—	$3,117	$(888)	$3,117	$(888)

At December 31, 2013

Investment Securities Available-for-
Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$38,554	$(1,548)	$—	$—	$38,554	$(1,548)
Mortgage-backed securities	46,563	(335)	318	(11)	46,881	(346)
Municipal securities	30,452	(404)	—	—	30,452	(404)
Total temporarily impaired securities	$115,569	$(2,287)	$318	$(11)	$115,887	$(2,298)

Investment Securities Held-to-
Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$2,910	$(1,095)	$2,910	$(1,095)
Total temporarily impaired securities	$—	$—	$2,910	$(1,095)	$2,910	$(1,095)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of September 30, 2014, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At September 30, 2014, 99% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $1.7 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At September 30, 2014, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

The Company owns four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio.  As a result of the issuance of the final rules to implement Section 619 of the Financial Reform Act, commonly known as the “Volcker Rule” (the “Final Rule”), only two of the four investments were exempt from the covered fund definition.  For the two investments that were not exempt as a result of the Final Rule, the Company will be required to divest its investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule on July 21, 2015.  As a result of this new regulation, these two investments which have a par value of $2.4 million and a carrying value of $2.1 million at September 30, 2014, were reclassified to the available-for-sale investment securities portfolio.   The Company recorded an other-than-temporary impairment of $300,000 for the year ended December 31, 2013, which was determined based on the market bid price of these investments.  No further impairment was recorded for the three and nine months ended September 30, 2014.

The par value of the two pooled trust preferred securities still classified as held-to-maturity totaled $4.0 million at September 30, 2014.  The collateral underlying these structured securities are instruments issued by financial institutions.  The Company owns the A-3 tranches in each issuance.  Each of the bonds is rated by more than one rating agency.  One security has a composite rating of A- and the other security has a composite rating of BBB+.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired.  The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

In one of the pooled trust preferred securities, 64% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $178 million of the remaining $231 million, or 77% of the performing collateral defaulted or deferred payment.  In the other pooled trust preferred security, 62% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $155 million of the remaining $219 million, or 71% of the performing collateral defaulted or deferred payment. Significant judgment is involved in the evaluation of other-than-temporary impairment.  The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these pooled trust preferred securities prior to the recovery of its investment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three and nine months ended September 30, 2014.

Note 7

Loans Receivable and Allowance for Loan Losses

The loan portfolio at September 30, 2014 and December 31, 2013 consist of the following:

	2014			2013
(In thousands)	Originated	Acquired	Total	Total
Commercial and industrial	$291,044	$30,216	$321,260	$219,156
Real estate - commercial	1,115,979	108,992	1,224,971	1,048,579
Real estate - construction	411,615	17,003	428,618	363,063
Real estate - residential	376,893	10,390	387,283	299,484
Home equity lines	121,866	4,167	126,033	109,481
Consumer	4,299	847	5,146	4,159
	2,321,696	171,615	2,493,311	2,043,922
Net deferred fees	(4,018)	—	(4,018)	(3,754)
Loans receivable, net of fees	2,317,678	171,615	2,489,293	2,040,168
Allowance for loan losses	(29,392)	(145)	(29,537)	(27,864)
Loans receivable, net	$2,288,286	$171,470	$2,459,756	$2,012,304

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

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statement of condition are as follows:

(in thousands)	September 30, 2014
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$18,356
Carrying amount	14,167

Other acquired loans
Outstanding principal balance	158,026
Carrying amount	157,448

Total acquired loans
Outstanding principal balance	176,382
Carrying amount	171,615

The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows.

(in thousands)
Balance at January 1, 2014	$—
Recorded discount at acquisition date	(3,872)
Accretion	(896)
Balance at September 30, 2014	$(4,768)

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

Activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 is shown below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$29,566	$26,934	$27,864	$27,400

Provision for loan losses	—	157	2,541	(432)

Loans charged off:
Commercial and industrial	—	—	(1,346)	(42)
Residential	(78)	—	(78)	(185)
Consumer	(5)	—	(7)	(1)
Total loans charged off	(83)	—	(1,431)	(228)

Recoveries:
Commercial and industrial	10	290	339	609
Residential	44	11	136	41
Consumer	—	—	88	2
Total recoveries	54	301	563	652

Net recoveries (charge offs)	(29)	301	(868)	424

Ending balance, September 30, 2014	$29,537	$27,392	$29,537	$27,392

For the three and nine months ended September 30, 2014, the Company recorded an allowance for loan losses for the acquired loan portfolio of $0 and $145,000 respectively.  This amount represents credit deterioration post acquisition related to acquired loans.  There were no impairments recorded in the purchase credit impaired portfolio as of September 30, 2014.

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of September 30, 2014 and December 31, 2013, are below:

Allowance for Loan Losses

At and for the Three Months Ended September 30, 2014

(In thousands)

	Commercial and	Real Estate -	Real Estate -	Real Estate -	Home Equity
	Industrial	Commercial	Construction	Residential	Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, July 1	$3,494	$17,199	$5,985	$2,397	$400	$91	$29,566
Charge-offs	—	—	—	(78)	—	(5)	(83)
Recoveries	3	—	7	44	—	—	54
Provision for loan losses	610	(422)	(184)	(52)	38	10	—
Ending balance, September 30, 2014	$4,107	$16,777	$5,808	$2,311	$438	$96	$29,537

Allowance for Loan Losses

At and for the Nine Months Ended September 30, 2014

(In thousands)

	Commercial and	Real Estate -	Real Estate -	Real Estate -	Home Equity
	Industrial	Commercial	Construction	Residential	Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$3,329	$16,076	$5,336	$2,421	$609	$93	$27,864
Charge-offs	(301)	(1,045)	—	(78)	—	(7)	(1,431)
Recoveries	7	316	16	136	—	88	563
Provision for loan losses	1,072	1,430	456	(168)	(171)	(78)	2,541
Ending balance, September 30, 2014	$4,107	$16,777	$5,808	$2,311	$438	$96	$29,537

Ending balance, September 30, 2014
Individually evaluated for impairment	$574	$—	$—	$—	$—	$—	$574
Collectively evaluated for impairment	3,533	16,777	5,808	2,311	438	96	28,963

Loans Receivable

At September 30, 2014

(In thousands)

	Commercial and	Real Estate -	Real Estate -	Real Estate -	Home Equity
	Industrial	Commercial	Construction	Residential	Lines	Consumer	Total
Loans Receivable:
Ending balance, September 30, 2014	$321,260	$1,224,971	$428,618	$387,283	$126,033	$5,146	$2,493,311

Ending balance, September 30, 2014
Individually evaluated for impairment	$1,882	$1,070	$250	$146	$347	$1	$3,696
Purchased Credit Impaired Loans	2,965	8,786	1,617	336	458	5	14,167
Collectively evaluated for impairment	316,413	1,215,115	426,751	386,801	125,228	5,140	2,475,448

Allowance for Loan Losses

At and for the Three Months Ended September 30, 2013

(In thousands)

	Commercial and	Real Estate -	Real Estate -	Real Estate -	Home Equity
	Industrial	Commercial	Construction	Residential	Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, July 1	$31	$19,909	$6,700	$133	$112	$49	$26,934
Charge-offs	—	—	—		—	—	—
Recoveries	—	289	1	11	—	—	301
Provision for loan losses	669	(552)	(234)	229	29	16	157
Ending balance, September 30, 2013	$700	$19,646	$6,467	$373	$141	$65	$27,392

Allowance for Loan Losses

At and for the Nine Months Ended September 30, 2013

(In thousands)

	Commercial and	Real Estate -	Real Estate -	Real Estate -	Home Equity
	Industrial	Commercial	Construction	Residential	Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$525	$17,990	$7,675	$857	$266	$87	$27,400
Charge-offs	(42)	—	—	(185)	—	(1)	(228)
Recoveries	306	293	10	41	—	2	652
Provision for loan losses	(89)	1,363	(1,218)	(340)	(125)	(23)	(432)
Ending balance, September 30, 2013	$700	$19,646	$6,467	$373	$141	$65	$27,392

Ending balance, September 30, 2013
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	700	$19,646	$6,467	$373	$141	$65	$27,392

Loans Receivable

At September 30, 2013

(In thousands)

	Commercial and	Real Estate -	Real Estate -	Real Estate -	Home Equity
	Industrial	Commercial	Construction	Residential	Lines	Consumer	Total
Loans Receivable:
Ending balance, September 30, 2013	$207,729	$999,128	$353,241	$294,105	$109,125	$3,818	$1,967,146

Ending balance, September 30, 2013
Individually evaluated for impairment	$—	$1,738	$1,022	$—	$—	$—	$2,760
Collectively evaluated for impairment	207,729	997,390	352,219	294,105	109,125	3,818	1,964,386

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

The following tables report the Company’s nonaccrual and past due loans at September 30, 2014 and December 31, 2013.  In addition, the credit quality of the loan portfolio is provided as of September 30, 2014 and December 31, 2013.

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At September 30, 2014

(In thousands)

			90 Days or
	30-	60-	More Past Due				90 Days Past
	59 Days	89 Days	(includes				Due and Still	Nonaccrual
	Past Due	Past Due	nonaccrual)	Total Past Due	Current	Total Loans	Accruing	Loans
Commercial and industrial	$69	$380	$1,495	$1,944	$289,100	291,044	$—	$1,495

Real estate - commercial
Owner occupied	—	—	—	—	285,416	285,416	—	—
Non-owner occupied	76	—	1,070	1,146	829,417	830,563	—	1,070

Real estate - construction
Residential	—	—	—	—	147,216	147,216	—	—
Commercial	—	—	—	—	264,399	264,399	—	—

Real estate - residential
Single family	—	—	146	146	271,204	271,350	—	146
Multi-family	—	—	—	—	105,543	105,543	—	—

Home equity lines	50	119	228	397	121,469	121,866	—	228

Consumer
Installment	—	1	—	1	3,824	3,825	—	—
Credit cards	—	—	—	—	474	474	—	—
	$195	$500	$2,939	$3,634	$2,318,062	$2,321,696	$—	$2,939

Nonaccrual and Past Due Loans - Acquired Loan Portfolio

At September 30, 2014

(In thousands)

			90 Days or
	30-	60-	More Past Due				90 Days Past
	59 Days	89 Days	(includes				Due and Still	Nonaccrual
	Past Due	Past Due	nonaccrual)	Total Past Due	Current	Total Loans	Accruing	Loans
Commercial and industrial	$—	$—	$724	$724	$29,492	30,216	$—	$724

Real estate - commercial
Owner occupied	—	—	—	—	51,906	51,906	—	—
Non-owner occupied	146	—	969	1,115	55,971	57,086	—	348

Real estate - construction
Residential	—	—	—	—	12,978	12,978	—	—
Commercial	—	—	—	—	4,025	4,025	—	—

Real estate - residential
Single family	—	—	312	312	10,078	10,390	—	312
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	4,167	4,167	—	—

Consumer
Installment	—	—	—	—	847	847	—	—
Credit cards	—	—	—	—	—	—	—	—
	$146	$—	$2,005	$2,151	$169,464	$171,615	$—	$1,384

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At December 31, 2013

(In thousands)

			90 Days or
	30-	60-	More Past Due				90 Days Past
	59 Days	89 Days	(includes				Due and Still	Nonaccrual
	Past Due	Past Due	nonaccrual)	Total Past Due	Current	Total Loans	Accruing	Loans
Commercial and industrial	$101	$316	$—	$417	$218,739	219,156	$—	$—

Real estate - commercial
Owner occupied	—	—	—	—	279,631	279,631	—	—
Non-owner occupied	82	—	1,738	1,820	767,128	768,948	—	1,738

Real estate - construction
Residential	—	—	—	—	120,144	120,144	—	—
Commercial	—	—	525	525	242,394	242,919	—	525

Real estate - residential
Single family	8	—	—	8	213,537	213,545	—	—
Multi-family	—	—	—	—	85,939	85,939	—	—

Home equity lines	—	—	51	51	109,430	109,481	—	51

Consumer
Installment	—	—	—	—	3,912	3,912	—	—
Credit cards	—	—	—	—	247	247	—	—
	$191	$316	$2,314	$2,821	$2,041,101	$2,043,922	$—	$2,314

The Company had no acquired loans as of December 31, 2013.

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of September 30, 2014 and December 31, 2013, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans - Originated Loan Portfolio

At September 30, 2014

(In thousands)

	Recorded	Unpaid Principal	Related	Interest Income
	Investment	Balance	Allowance	Recognized
With no related allowance:
Commercial and industrial	$239	$239	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	1,070	3,206	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	250	250	—	—
Real estate - residential
Single family	146	146	—	3
Multi-family	—		—	—
Home equity lines	347	347	—	5
Consumer	1	1	—	—

With related allowance:
Commercial and industrial	$1,495	$1,495	$428	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$1,734	$1,734	$428	$—
Real estate - commercial	1,070	3,206	—	—
Real estate - construction	250	250	—	—
Real estate - residential	146	146	—	3
Home equity lines	347	347	—	5
Consumer	1	1	—	—
Total	$3,548	$5,684	$428	$8

Impaired Loans - Acquired Loan Portfolio

At September 30, 2014

(In thousands)

	Recorded	Unpaid Principal	Related	Interest Income
	Investment	Balance	Allowance	Recognized
With no related allowance:
Commercial and industrial	$574	$1,227	$—	$6
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	543	1,428	—	38
Real estate - construction
Residential	—	—	—	—
Commercial	841	943	—	5
Real estate - residential
Single family	312	455	—	2
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$147	$147	$145	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$721	$1,374	$145	$6
Real estate - commercial	543	1,428	—	38
Real estate - construction	841	943	—	5
Real estate - residential	312	455	—	2
Home equity lines	—	—	—	—
Consumer	—	—	—	—
Total	$2,417	$4,200	$145	$51

Impaired Loans

At December 31, 2013

(In thousands)

	Recorded	Unpaid Principal	Related	Interest Income
	Investment	Balance	Allowance	Recognized
With no related allowance:
Commercial and industrial	$814	$814	$—	$23
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	1,738	3,872	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	775	2,928	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	51	51	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—

By segment total:
Commercial and industrial	$814	$814	$—	$23
Real estate - commercial	1,738	3,872	—	—
Real estate - construction	775	2,928	—	—
Real estate - residential	—	—	—	—
Home equity lines	51	51	—	—
Total	$3,378	$7,665	$—	$23

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

At September 30, 2014 and December 31, 2013, the Company had TDRs totaling $1.1 million and $2.3 million, respectively, all of which were on nonaccrual.  Nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by the Company upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms.  Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification.  The following table reconciles the beginning and ending balances on TDRs as of September 30, 2014 and 2013, respectively:

Troubled Debt Restructurings

At and For the Nine Months Ended September 30, 2014

(In thousands)

	Commercial and	Real Estate -	Real Estate -	Real Estate -
	Industrial	Commercial	Construction	Residential	Home Equity Lines	Consumer	Total

Beginning Balance, January 1, 2014	$—	$1,738	$525	$—	$—	$—	$2,263
New TDRs	—	—	—	—	—	—	—
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	—	(668)	(525)	—	—	—	(1,193)
Ending balance, September 30, 2014	$—	$1,070	$—	$—	$—	$—	$1,070

Troubled Debt Restructurings

At and For the Nine Months Ended September 30, 2013

(In thousands)

	Commercial and	Real Estate -	Real Estate -	Real Estate -	Home Equity
	Industrial	Commercial	Construction	Residential	Lines	Consumer	Total

Beginning Balance, January 1, 2013	$1,776	$3,800	$1,762	$—	$—	$—	$7,338
New TDRs	—	570	—	—	—	—	570
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	(1,776)	(2,632)	(990)	—	—	—	(5,398)
Ending balance, September 30, 2013	$—	$1,738	$772	$—	$—	$—	$2,510

At September 30, 2014, TDRs make up one relationship with the Bank.  These loans are performing as expected post-modification. There are no acquired loans classified as TDRs.  For restructured loans in the portfolio, the Company had no loan loss reserves as of September 30, 2014 and December 31, 2013, respectively.

Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default.  For the period ended September 30, 2014, one loan identified as a TDR had a payment default within the last twelve months.  For the period ended December 31, 2013, one loan identified as a TDR had a payment default within the last twelve months.

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, substandard, doubtful and loss.  During 2011, the Company added an additional risk rating, other loans especially mentioned (“OLEM”), for the monitoring of credit quality.  Other loans especially mentioned are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the bank’s credit position at some future date.  These loans may not show problems as yet due to the borrower’s apparent ability to service the debt, but special circumstances surround the loans of which the Bank’s management should be aware.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated other loans especially mentioned, substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment at September 30, 2014 and December 31, 2013.

Internal Risk Rating Grades - Originated Loan Portfolio

At September 30, 2014

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$288,902	$408	$1,734	$—	$—

Real estate - commercial
Owner occupied	285,416	—	—	—	—
Non-owner occupied	827,037	2,456	1,070	—	—

Real estate - construction
Residential	147,216	—	—	—	—
Commercial	264,149	—	250	—	—

Real estate - residential
Single family	271,204	—	146	—	—
Multi-family	105,543	—	—	—	—

Home equity lines	121,469	50	347	—	—

Consumer
Installment	3,824	—	1	—	—
Credit cards	474	—	—	—	—
	$2,315,234	$2,914	$3,548	$—	$—

Internal Risk Rating Grades - Acquired Loan Portfolio

At September 30, 2014

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$29,490	$5	$721	$—	$—

Real estate - commercial
Owner occupied	51,906	—	—	—	—
Non-owner occupied	53,213	3,330	543	—	—

Real estate - construction
Residential	12,978	—	—	—	—
Commercial	3,184	—	841	—	—

Real estate - residential
Single family	10,078	—	312	—	—
Multi-family	—	—	—	—	—

Home equity lines	4,167	—	—	—	—

Consumer
Installment	847	—	—	—	—
Credit cards	—	—	—	—	—
	$165,863	$3,335	$2,417	$—	$—

Internal Risk Rating Grades

At December 31, 2013

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$217,755	$587	$814	$—	$—

Real estate - commercial
Owner occupied	279,631	—	—	—	—
Non-owner occupied	753,872	13,338	1,738	—	—

Real estate - construction
Residential	120,144	—	—	—	—
Commercial	242,144	—	775	—	—

Real estate - residential
Single family	213,537	8	—	—	—
Multi-family	85,939	—	—	—	—

Home equity lines	109,430	—	51	—	—

Consumer
Installment	3,912	—	—	—	—
Credit cards	247	—	—	—	—
	$2,026,611	$13,933	$3,378	$—	$—

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

At September 30, 2014, accumulated other comprehensive income included an unrealized loss, net of tax, of $438,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at September 30, 2014, which is related to the Company’s cash flow hedges, will be recognized in earnings during the fourth quarter of 2014. At September 30, 2014, the Company recognized minimal amounts due to hedge ineffectiveness.

At September 30, 2014, the Company had $265.4 million in residential mortgage rate lock commitments and associated forward sales, and $259.7 million in forward loan sales associated with $313.5 million of loans that had closed and were presented as held for sale.

Note 9

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at September 30, 2014 and December 31, 2013.  In addition, the gains and losses related to these derivative instruments is provided for the three and nine months ended September 30, 2014 and 2013.

Derivative Instruments and Hedging Activities

At September 30, 2014

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$1,667	Accrued Interest Payable and Other Liabilities	$2,143
Total Derivatives Designated as Hedging Instruments		1,667		2,143

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	14,011	Accrued Interest Payable and Other Liabilities	617
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	617	Accrued Interest Payable and Other Liabilities	277
Total Derivatives Not Designated as Hedging Instruments		14,628		894

Total Derivatives		$16,295		$3,037

Derivative Instruments and Hedging Activities

At December 31, 2013

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$5,489	Accrued Interest Payable and Other Liabilities	$4,043
Total Derivatives Designated as Hedging Instruments		5,489		4,043

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	10,989	Accrued Interest Payable and Other Liabilities	9
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	9	Accrued Interest Payable and Other Liabilities	1,554
Total Derivatives Not Designated as Hedging Instruments		10,998		1,563

Total Derivatives		$16,487		$5,606

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended September 30, 2014

(in thousands)

				Location of Gain	Amount of Gain
				(Loss) Recognized	(Loss) Recognized
	Amount of Gain		Amount of Gain	in Income on	in Income on
	(Loss) Recognized	Location of Gain	(Loss) Reclassified	Derivative	Derivative
	in Other	(Loss) Reclassified	from Accumulated	(Ineffective Portion	(Ineffective
	Comprehensive	from Accumulated	Other	and Amount	Portion and
	Income on	Other Comprehensive	Comprehensive	Excluded from	Amount Excluded
Derivatives in Cash Flow Hedging	Derivative	Income into Income	Income into Income	Effectiveness	from Effectiveness
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Forward Loan Sales Commitments	$254	Other Income	$(287)	Other Income	$—
Total	$254		$(287)		$—

	Amount of Gain
	(Loss) Recognized	Location of Gain
	in Income on	(Loss) Recognized in
	Derivative	Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$13,733	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(340)	Other Income
Rate Lock Commitments	340	Other Income
Total	$13,733

Impact of Derivative Instruments on the Statement of Income

For the Nine Months Ended September 30, 2014

(in thousands)

				Location of Gain	Amount of Gain
				(Loss) Recognized	(Loss) Recognized
	Amount of Gain		Amount of Gain	in Income on	in Income on
	(Loss) Recognized	Location of Gain	(Loss) Reclassified	Derivative	Derivative
	in Other	(Loss) Reclassified	from Accumulated	(Ineffective Portion	(Ineffective
	Comprehensive	from Accumulated	Other	and Amount	Portion and
	Income on	Other Comprehensive	Comprehensive	Excluded from	Amount Excluded
Derivatives in Cash Flow Hedging	Derivative	Income into Income	Income into Income	Effectiveness	from Effectiveness
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Forward Loan Sales Commitments	$(438)	Other Income	$(5,723)	Other Income	$—
Total	$(438)		$(5,723)		$—

	Amount of Gain
	(Loss) Recognized	Location of Gain
	in Income on	(Loss) Recognized in
	Derivative	Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$43,910	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(1,589)	Other Income
Rate Lock Commitments	1,589	Other Income
Total	$43,910

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended September 30, 2013

(in thousands)

	Locations of Gain		Location of Gain	Amount of Gain
	(Loss) Recognized	Amount of Gain	(Loss) Recognized	(Loss) Recognized
Derivatives in Fair Value Hedging	in Income on	(Loss) Recognized in	in Income on	in Income on
Relationships	Derivative	Income on Derivative	Hedged Item	Hedged Item

Interest Rate Swaps	Other Income	$142	Other Income	$(142)
Total		$142		$(142)

				Location of Gain	Amount of Gain
				(Loss) Recognized	(Loss) Recognized
	Amount of Gain		Amount of Gain	in Income on	in Income on
	(Loss) Recognized	Location of Gain	(Loss) Reclassified	Derivative	Derivative
	in Other	(Loss) Reclassified	from Accumulated	(Ineffective Portion	(Ineffective
	Comprehensive	from Accumulated	Other	and Amount	Portion and
	Income on	Other Comprehensive	Comprehensive	Excluded from	Amount Excluded
Derivatives in Cash Flow Hedging	Derivative	Income into Income	Income into Income	Effectiveness	from Effectiveness
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Interest Rate Swaps	$(15)	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(701)	Other Income	(37,928)	Other Income	—
Total	$(716)		$(37,928)		$—

	Amount of Gain
	(Loss) Recognized	Location of Gain
	in Income on	(Loss) Recognized in
	Derivative	Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$11,722	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(4,730)	Other Income
Rate Lock Commitments	4,730	Other Income
Total	$11,722

Impact of Derivative Instruments on the Statement of Income

For the Nine Months Ended September 30, 2013

(in thousands)

	Locations of Gain		Location of Gain	Amount of Gain
	(Loss) Recognized	Amount of Gain	(Loss) Recognized	(Loss) Recognized
Derivatives in Fair Value Hedging	in Income on	(Loss) Recognized in	in Income on	in Income on
Relationships	Derivative	Income on Derivative	Hedged Item	Hedged Item

Interest Rate Swaps	Other Income	$430	Other Income	$(430)
Total		$430		$(430)

				Location of Gain	Amount of Gain
				(Loss) Recognized	(Loss) Recognized
	Amount of Gain		Amount of Gain	in Income on	in Income on
	(Loss) Recognized	Location of Gain	(Loss) Reclassified	Derivative	Derivative
	in Other	(Loss) Reclassified	from Accumulated	(Ineffective Portion	(Ineffective
	Comprehensive	from Accumulated	Other	and Amount	Portion and
	Income on	Other Comprehensive	Comprehensive	Excluded from	Amount Excluded
Derivatives in Cash Flow Hedging	Derivative	Income into Income	Income into Income	Effectiveness	from Effectiveness
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Interest Rate Swaps	$74	Other Income	$—	Other Income	$—

Forward Loan Sales Commitments	(651)	Other Income	4,744	Other Income
Total	$(577)		$4,744		$—

	Amount of Gain
	(Loss) Recognized	Location of Gain
	in Income on	(Loss) Recognized in
	Derivative	Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$50,131	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	4,877	Other Income
Rate Lock Commitments	(4,877)	Other Income
Total	$50,131

Note 10

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at September 30, 2014 is as follows:

	Mortgage Banking
	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization
Balance at December 31, 2013	$1,781	$1,781
2014 activity:
Acquisition of UFBC	2,740	578
Balance at September 30, 2014	$4,521	$2,359

The aggregate amortization expense was $185,000 and $49,000 for three months ended September 30 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the aggregate amortization expense was $578,000 and $148,000, respectively. The estimated amortization expense for the next five years and thereafter is as follows:

(In thousands)

2014 (October — December)	$178

2015	634

2016	512

2017	391

2018	269

2019 and Thereafter	178

The carrying amount of goodwill at September 30, 2014 was as follows:

	Commercial	Mortgage
(In thousands)	Banking	Banking	Total
Balance at December 31, 2013	$24	$10,120	$10,144
Acquisition of UFBC	24,706	—	24,706
Balance at September 30, 2014	$24,730	$10,120	$34,850

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant.

The Company performs its annual recoverability assessment each September for the mortgage banking business segment.  The Company adopted the provisions of Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU No. 2011-08”).  For purposes of performing the recoverability assessment, ASU No. 2011-08 requires an entity to assess all relevant events and circumstances in evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  After evaluating all relevant facts and circumstances, the Company has determined that it is more likely than not that the fair value of the mortgage banking reporting unit exceeds its carrying value and no goodwill impairment is indicated.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at September 30, 2014 are collateralized.

Commitments to extend credit of $1.5 billion primarily have floating rates as of September 30, 2014.  At September 30, 2014, standby letters of credit were $25.9 million. Commitments to extend credit of $265.4 million as of September 30, 2014 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $150,000 and $261,000 at September 30, 2014 and December 31, 2013, respectively.

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

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date.  In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage companies.  All borrowers are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into a best efforts forward sales contracts to sell loans to investors.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  Both the rate lock commitments to the borrowers and the forward sales contracts to the investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings.  These valuations fall into a Level 2 category.

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three months ended September 30, 2014.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are shown below:

At September 30, 2014
(In thousands)

	Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$59,113	$—	$59,113	$—
Mortgage-backed securities	127,928	—	127,928	—
Municipal securities	140,647	—	140,647	—
Pooled trust preferred & corporate securities	2,727	—	2,727	—
Total investment securities available-for-sale	330,415	—	330,415	—
Investment securities — trading	4,724	—	4,724	—
Bank-owned life insurance	32,418	—	32,418	—
Derivative asset - rate lock and forward loan sales commitments	15,678	—	15,678	—
Derivative asset — interest rate lock commitments	617	—	617	—
Derivative liability - rate lock and forward loan sales commitments	2,760	—	2,760	—
Derivative liability — interest rate lock commitments	277	—	277	—

At December 31, 2013

(In thousands)

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$5,029	$5,029	$—	$—
U.S. government-sponsored agencies	76,928		76,928	—
Mortgage-backed securities	147,829	—	147,829	—
Municipal securities	116,738	—	116,738	—
Pooled trust preferred securities	2,795	—	2,795	—
Total investment securities available-for-sale	349,319	5,029	344,290	—
Investment securities — trading	3,890	—	3,890	—
Bank-owned life insurance	32,063	—	32,063	—
Derivative asset - rate lock and forward loan sales commitments	16,478	—	16,478	—
Derivative asset — interest rate lock commitments	9	—	9	—
Derivative liability - rate lock and forward loan sales commitments	4,052	—	4,052	—
Derivative liability — interest rate lock commitments	1,554	—	1,554	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s pooled trust preferred securities held in its held-to-maturity investment securities portfolio, loans receivable — evaluated for impairment and other real estate owned.

At September 30, 2014

(in thousands)

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Pooled trust preferred securities	$3,117	$—	$—	3,117
Loans receivable — evaluated for impairment	3,696	—	301	3,395

At December 31, 2013

(In thousands)

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Pooled trust preferred securities	$2,910	$—	$—	$2,910
Loans receivable — evaluated for impairment	3,378	—	301	3,077

The Company’s held-to-maturity portfolio includes investments in two pooled trust preferred securities, totaling $4.0 million of par value at September 30, 2014.  The collateral underlying these structured securities are instruments issued by financial institutions.  The Company owns the A-3 tranches in each issuance.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the two securities, and concluded that these securities are not other-than-temporarily impaired.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

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

Loans receivable — evaluated for impairment that are measured at fair value using Level 3 inputs on a nonrecurring basis total $3.4 million at September 30, 2014.  The total amount for each period presented represents the entire population of loans receivable — evaluated for impairment, and of this amount, $3.4 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence.  In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated.  This is considered a Level 3 valuation.  The value of business equipment is based upon the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$47,560	47,560	47,560	$—	$—
Investment securities available-for-sale	330,415	330,415	—	330,415	—
Investment securities held-to-maturity and other investments	25,466	24,694	—	21,577	3,117
Loans held for sale	313,525	313,525	—	313,525	—
Loans receivable, net	2,489,293	2,458,149	—	301	2,457,848
Accrued interest receivable	8,093	8,093	8,093	—	—

Financial liabilities:
Demand deposits	$553,629	$553,629	$553,629	$—	$—
Interest checking	444,436	444,436	444,436	—	—
Money market and statement savings	592,857	592,857	592,857	—	—
Certificates of deposit	833,883	835,649	—	835,649	—
Other borrowed funds	476,828	489,864	—	489,864	—
Accrued interest payable	978	978	978	—	—

	December 31, 2013
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$29,209	$29,209	$29,209	$—	$—
Investment securities available-for-sale	349,319	349,319	5,029	344,290	—
Investment securities held-to-maturity and other investments	25,545	24,595	—	21,685	2,910
Loans held for sale	373,993	373,993	—	373,993	—
Loans receivable, net	2,012,304	2,024,835	—	301	2,024,534
Accrued interest receivable	7,939	7,939	7,939	—	—

Financial liabilities:
Demand deposits	$433,749	$433,749	$433,749	$—	$—
Interest checking	398,136	398,136	398,136	—	—
Money market and statement savings	475,707	475,707	475,707	—	—
Certificates of deposit	751,267	756,191	—	756,191	—
Other borrowed funds	475,232	491,236	—	491,236	—
Accrued interest payable	869	869	869	—	—

Note 13

Subsequent Event

On September 2, 2014, the Company announced that the Bank had signed a definitive agreement with EagleBank to acquire the current Gainesville, Virginia branch office of Virginia Heritage Bank.  With the acquisition, the Bank will take over the operations of the branch and assume approximately $59 million in deposits.  The deposit premium will be $195,000 for the deposits acquired.  The acquisition, subject to regulatory approval and the completion of the Eagle/Virginia Heritage merger, is anticipated to be completed in the fourth quarter of 2014.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2014 and December 31, 2013 and the results of our operations for the three and nine months ended September 30, 2014 and 2013. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We own Cardinal Bank, or the Bank, a Virginia state-chartered community bank with 30 banking offices located in Northern Virginia and the greater Washington D.C. metropolitan area.  The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC (“George Mason”) and retail securities brokerage through Cardinal Wealth Services, Inc. (“CWS”).

Prior to June 30, 2013, the Bank had a trust division, Cardinal Trust and Investment Services.  This division merged its remaining operations as of June 30, 2013 into CWS.  In addition, as of June 30, 2013, Wilson/Bennett Capital Management, Inc., formerly the Company’s second nonbank subsidiary, merged its operations into CWS.  During the second quarter of 2013, we exited the third party institutional custody and trustee component of our trust services division due to our limited opportunity to leverage this platform.  As a result of our reorganization of the wealth management business segment, the remaining personal and commercial trust area of this business consolidated into CWS.  In addition, the remaining Wilson/Bennett clients have been serviced on the CWS platform since the third quarter of 2013.  Results for the nine months ended September 30, 2013 include the operations of these subsidiaries.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of UFBC, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).  At September 30, 2014, the reserve for impairment of PCI loans within our allowance for loan losses was $145,000.

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

2014 Economic Environment

The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms.  The metropolitan Washington, D.C. area, the region in which we operate, continues to perform relatively well as compared to other geographic regions.  Our credit quality continues to remain strong despite the challenging economic environment.  At September 30, 2014, we had nonaccrual loans totaling $5.5 million, or 0.17% of total assets, and loans contractually past due 90 days or more as to principal or interest and still accruing of $792,000.  We had annualized net charge-offs of 0.05% of our average loans receivable for the nine months ended September 30, 2014.

The interest rate environment and the end of the Federal Reserve’s policy of quantitative easing (“QE”) may impact the results of our mortgage banking segment.  Typically, during periods of increasing interest rates, mortgage originations decrease.

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

Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $6.4 million in par value of pooled trust preferred securities, which are significantly below book value as of September 30, 2014 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.  As a result of the issuance of the final rules to implement Section 619 of the Financial Reform Act, commonly known as the Volcker Rule, which were released by federal banking agencies in late 2013 (the “Final Rule”), two of these investments are considered to be “covered funds” and are now required to be divested by us before July 2015.  These investments have a par value of $2.4 million at September 30, 2014.  During 2013, we recorded an other-than-temporary-impairment of $300,000 as a result of this new regulatory requirement.  Additional impairment on these securities may be recorded in the future if the value of these securities deteriorates further.

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

Statements of Income

General

For the three months ended September 30, 2014 and 2013, we reported net income of $9.4 million and $3.0 million, respectively, an increase of $6.5 million, or 217%.  Net interest income after the provision for loan losses increased $4.4 million to $27.9 million for the three months ended September 30, 2014 compared to $23.5 million for the three months ended September 30, 2013.  There was no provision for loan losses recorded for the three months ended September 30, 2014, compared to provision expense of $157,000 for the same period of 2013.  Noninterest income for the three months ended September 30, 2014 and 2013 was $8.5 million and $1.7 million, respectively, an increase of $6.8 million.  This increase was primarily due to an increase in gains on mortgage banking activities and other fee income earned at our mortgage banking subsidiary.  For the three months ended September 30, 2014, noninterest expense increased to $22.2 million, compared to $21.0 million for the same period of 2013.  The increase in noninterest expense is primarily attributable to expenses associated with the former UFBC of $850,000 and an increase of $700,000 in the variable component of salary and benefits expense due to improved operating results for the Company.

For the three months ended September 30, 2014, basic and diluted earnings per common share were each $0.29.  Basic and diluted earnings per common share for the three months ended September 30, 2013 were each $0.10.  Weighted average fully diluted shares outstanding for the three months ended September 30, 2014 and 2013 were 32,933,774 and 31,060,572, respectively.

Return on average assets for the three months ended September 30, 2014 and 2013 was 1.16% and 0.43%, respectively. Return on average equity for the three months ended September 30, 2014 and 2013 was 10.20% and 3.73%, respectively.

For the nine months ended September 30, 2014 and 2013, we reported net income of $22.2 million and $20.0 million, respectively, an increase of $2.2 million, or 11%.  Net interest income after the provision for loan losses increased $9.0 million to $78.0 million for the nine months ended September 30, 2014 compared to $69.0 million for the nine months ended September 30, 2013.  Provision for loan losses for the nine months ended September 30, 2014 was $2.5 million, an increase of $3.0 million, compared to a benefit of $432,000 for the same period of 2013, a result of the organic loan growth that occurred during 2014.  Noninterest income for the nine months ended September 30, 2014 and 2013 was $28.8 million and $23.8 million, respectively, an increase of $5.0 million.  This increase was primarily due to an increase in gains on mortgage banking activities and other fee income earned at our mortgage banking subsidiary.  For the nine months ended September 30, 2014, noninterest expense increased to $73.2 million, compared to $63.0 million for the same period of 2013.  The increase in noninterest expense is primarily attributable to our acquisition of UFBC with merger and acquisition expenses of $5.7 million and an additional $3.3 million in expenses associated with the former operations of UFBC.

For the nine months ended September 30, 2014, basic and diluted earnings per common share were $0.69 and $0.68, respectively.  Basic and diluted earnings per common share for the nine months ended September 30, 2013 were $0.65 and $0.64, respectively.  Weighted average fully diluted shares outstanding for the nine months ended September 30, 2014 and 2013 were 32,771,787 and 31,053,448, respectively.

Return on average assets for the nine months ended September 30, 2014 and 2013 was 0.94% and 0.95%, respectively. Return on average equity for the nine months ended September 30, 2014 and 2013 was 8.03% and 8.34%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management services.  As of June 30, 2013, we merged operations of our trust division and Wilson/Bennett Capital Management, Inc. into CWS, both of which had been included in the wealth management services segment.  Results for the nine months ended September 30, 2013 include the operations of these subsidiaries.

Net income attributable to the commercial banking segment for the three months ended September 30, 2014 was $10.4 million compared to net income of $8.6 million for the three months ended September 30, 2013.  Net interest income increased $4.2 million to $27.3 million for the three months ended September 30, 2014, compared to $23.1 million for the same period of 2013.  The earning assets and interest-bearing liabilities acquired from UFBC contributed $2.4 million to the increase in net interest income for the three months ended September 30, 2014.  No provision for loan losses was recorded for the three months ended September 30, 2014 compared to a provision of $157,000 for the same period of 2013. We did not record a provision for loan losses for the third quarter of 2014 as our credit quality metrics improved during the quarter.  Noninterest income increased to $1.6 million for the three months ended September 30, 2014 compared to $1.0 million for the three months ended September 30, 2013.  Noninterest expense was $13.4 million for the three months ended September 30, 2014, compared to $11.1 million for the same period of 2013.  The increase is primarily attributable to the UFBC acquisition, as this segment recorded additional operational expenses of $850,000 related to UFBC’s primary subsidiary, The Business Bank.  We recorded $185,000 in core deposit intangible amortization related to the UFBC acquisition.  Branch expansion contributed $370,000 to the increase in noninterest expense for the second quarter of 2014.  The remaining increase in noninterest expense for the three months ended September 30, 2014 was related to several business initiatives, increases in our business development staffing levels, and an increase in the variable component of our salary and benefits expense due to better than expected results at the Bank.

Net income attributable to the commercial banking segment for the nine months ended September 30, 2014 was $23.5 million compared to net income of $26.1 million for the nine months ended September 30, 2013.  Net interest income increased $11.4 million to $78.8 million for the nine months ended September 30, 2014, compared to $67.4 million for the same period of 2013.  The earning assets and interest-bearing liabilities acquired from UFBC contributed $6.8 million to the increase in net interest income for the nine months ended September 30, 2014.  Provision for loan losses increased $3.1 million to $2.5 million for the nine months ended September 30, 2014 compared to a benefit of $517,000 for the same period of 2013. The increase in our provision expense was primarily related to organic growth within our loan portfolio during 2014.  Noninterest income increased to $3.5 million for the nine months ended September 30, 2014 compared to $2.5 million for the nine months ended September 30, 2013.  Noninterest expense was $44.4 million for the nine months ended September 30, 2014, compared to $31.3 million for the same period of 2013.  The increase is primarily attributable to the aforementioned UFBC acquisition, as this segment recorded $5.2 million in merger and acquisition expense and had additional operational expenses of $3.3 million related to UFBC’s primary subsidiary, The Business Bank.  We recorded $578,000 in core deposit intangible amortization related to the UFBC acquisition.  The remaining increase in noninterest expense for the nine months ended September 30, 2014 was related to several business initiatives, branch expansion and increases in our business development staffing levels.

The mortgage banking segment reported a net loss of $76,000 for the three months ended September 30, 2014 compared to a net loss of $4.9 million for the three months ended September 30, 2013.  Realized and unrealized gains associated with the fair value of commitments and loans held for sale increased to $6.6 million for the three months ended September 30, 2014 compared to a net loss of $102,000 for the same period of 2013.  Noninterest expense decreased $1.3 million to $7.5 million for the three months ended September 30, 2014 compared to $8.8 million for the same period of 2013.  The decrease in noninterest expense is a direct result of a 21% reduction in staffing levels which began in September 2013.

For the nine months ended September 30, 2014 and 2013, the mortgage banking segment reported net income of $1.9 million and a net loss of $3.6 million, respectively.  Realized and unrealized gains associated with the fair value of commitments and loans held for sale increased to $28.2 million for the nine months ended September 30, 2014 compared to $17.4 million for the same period of 2013.  Noninterest expense decreased $3.7 million to $23.5 million for the nine months ended September 30, 2014 compared to $27.2 million for the same period of 2013.  The decrease in noninterest expense is a direct result of the previously mentioned reductions in staffing levels that began in September 2013.

Loan commitments are accounted for as derivative instruments and are recorded at fair value through earnings.  This causes an unrealized gain to be recognized in income at the time of the commitment.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing loan held for sale (“LHFS”).  At any point in time, the fair value of the locked commitments and the premium to the basis of existing LHFS represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  However, this accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.  Direct (e.g. commissions) and indirect loan expenses associated with originating, underwriting and closing loans are deferred and recognized at the time of investor purchase of the loan which often occurs in the quarter subsequent to the original commitment, creating a mismatch in the timing of the revenue and expense as these expenses are “netted” from the gain on sale from mortgage banking activities.

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

The wealth management services segment, which includes CWS, recorded net income of $3,000 for the three months ended September 30, 2014, compared to net income of $61,000 for the three months ended September 30, 2013.  For the nine months ended September 30, 2014 and 2013, this segment recorded net income of $106,000 and a net loss of $218,000, respectively.  During 2013, we streamlined the business operations within this business segment, which contributed to the net loss reported.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. For the three months ended September 30, 2014 and 2013, net interest income was $27.9 million and $23.7 million, respectively.  The yields on our loans receivable portfolio decreased 17 basis points for the three months ended September 30, 2014 compared to the same period of 2013 as a result of the low interest rate environment.  The yield on our loans held for sale portfolio decreased 28 basis points, which is due to a decrease in mortgage loan production volumes over the past year.  The yields of our interest-bearing deposits decreased 10 basis points as we have taken efforts to reduce our overall funding costs as a result of the current low interest rate environment.  In addition, our funding costs related to other borrowed funds decreased 81 basis points for the three months ended September 30, 2014 compared to the same three month period of 2013, again as a result of our efforts to reduce funding costs.

Our net interest margin, on a tax-equivalent basis, which is calculated as net interest income divided by average interest earning assets, was 3.66% and 3.65% for the three months ended September 30, 2014 and 2013, respectively.  Our net interest margin was positively impacted through the contribution of earnings assets and interest-bearing liabilities from UFBC; the addition of these assets and liabilities enhanced our yield earned on the loans receivable portfolio by 0.03% and decreased our cost of funds yield by approximately 0.02% for the three months ended September 30, 2014.

Interest income on loans receivable increased $4.7 million to $26.7 million for the three months ended September 30, 2014 compared to $22.0 million for the same three month period of 2013.  The increase in interest income on loans receivable is primarily a result of the increase in the volume of the loans receivable portfolio.  Interest income on loans held for sale was $3.6 million and $4.1 million for the three months ended September 30, 2014 and 2013, respectively, a decrease of $588,000, reflecting a decrease in origination activity within the mortgage banking segment during the past twelve months.

Interest income on investment securities increased $50,000 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The slight increase in interest income in our investment securities portfolio is attributable to our purchasing over $139 million in investment securities during the third and fourth quarters of 2013 as a result of having excess cash available to invest due to the decrease in the loans held for sale portfolio during these same periods.  The increase in interest income from these bond purchases was offset by a decrease in interest income due to calls, maturities, principal repayments, and sales that have occurred within the investment securities portfolio totaling $68.7 million during 2014.

Total interest expense decreased slightly by $37,000 to $5.3 million for the three months ended September 30, 2014 as compared to $5.4 million for the same period of 2013.

Our net interest margin, on a tax-equivalent basis, was 3.63% and 3.47% for the nine months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, net interest income was $80.5 million and $68.5 million, respectively.  The yields on our loans receivable portfolio decreased 26 basis points for the nine months ended September 30, 2014 compared to the same period of 2013.  This decrease in yield was offset by an increase in the yield on our loans held for sale portfolio of 31 basis points, which is due to the increase in mortgage interest rates over the past year.  The yields of our interest-bearing deposits decreased 12 basis points due to our efforts to reduce our overall funding costs as a result of the current low interest rate environment.  In addition, our funding costs related to other borrowed funds decreased 73 basis points for the nine months ended September 30, 2014 compared to the same nine month period of 2013, again as a result of our efforts to reduce funding costs.

Interest income on loans receivable increased $13.5 million to $77.3 million for the nine months ended September 30, 2014 compared to $63.8 million for the same nine month period of 2013.  The increase in interest income on loans receivable is primarily a result of the increase in the volume of the loans receivable portfolio.  Interest income on loans held for sale was $9.3 million and $13.3 million for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $3.9 million, reflecting the significant decrease in origination activity within the mortgage banking segment during the past twelve months.

Interest income on investment securities increased $1.4 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, a result of our additions to the investment securities portfolio as balances in the loans held for sale portfolio decreased during 2013.

Total interest expense decreased $949,000 for the nine months ended September 30, 2014 as compared to the same period of 2013.  This decrease was primarily related to the decreases in our deposit rates from a year ago due to the low interest rate environment.

The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended September 30, 2014, 2013 and 2012

(In thousands)

	2014			2013			2012
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$301,251	$3,340	4.44%	$214,301	$2,167	4.04%	$218,233	$2,338	4.27%
Real estate - commercial	1,185,110	13,438	4.54%	960,770	11,439	4.65%	752,653	10,149	5.39%
Real estate - construction	419,110	5,341	5.09%	345,072	4,555	5.28%	364,238	4,828	5.30%
Real estate - residential	357,502	3,415	3.82%	259,395	2,800	4.31%	259,782	3,002	4.62%
Home equity lines	121,025	1,126	3.69%	110,297	1,020	3.67%	119,554	1,104	3.67%
Consumer	4,921	74	5.88%	2,601	34	5.18%	4,089	50	4.86%
Total loans	2,388,919	26,734	4.48%	1,892,436	22,015	4.65%	1,718,549	21,471	5.00%

Loans held for sale	341,925	3,553	4.16%	373,318	4,141	4.44%	571,715	5,544	3.88%
Investment securities available-for-sale	319,567	3,141	3.93%	294,445	3,023	4.11%	270,450	2,889	4.27%
Investment securities held-to-maturity	6,173	37	2.40%	10,146	44	1.72%	11,972	73	2.43%
Other investments	15,431	132	3.39%	13,312	84	2.50%	14,166	60	1.68%
Federal funds sold	19,229	9	0.19%	44,788	28	0.25%	52,519	30	0.23%
Total interest-earning assets and interest income (2)	3,091,244	33,606	4.35%	2,628,445	29,335	4.46%	2,639,371	30,067	4.56%

Noninterest-earning assets:
Cash and due from banks	19,390			16,876			14,172
Premises and equipment, net	25,806			19,846			19,275
Goodwill and other intangibles, net	37,116			10,168			10,368
Accrued interest and other assets	99,027			120,034			117,522
Allowance for loan losses	(29,865)			(27,211)			(27,300)
Total assets	$3,242,718			$2,768,158			$2,773,408

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	433,251	550	0.50%	387,367	518	0.53%	$319,617	860	1.07%
Money markets	336,586	249	0.29%	300,920	177	0.23%	380,531	298	0.31%
Statement savings	257,212	174	0.27%	219,021	145	0.26%	221,549	144	0.26%
Certificates of deposit	828,053	2,081	0.99%	761,246	2,326	1.21%	870,470	2,633	1.20%
Total interest - bearing deposits	1,855,102	3,054	0.65%	1,668,554	3,166	0.75%	1,792,167	3,935	0.87%

Other borrowed funds	415,635	2,269	2.17%	291,787	2,194	2.98%	296,515	2,245	3.01%

Total interest-bearing liabilities and interest expense	2,270,737	5,323	0.93%	1,960,341	5,360	1.08%	2,088,682	6,180	1.18%

Noninterest-bearing liabilities:
Demand deposits	565,650			426,265			347,346
Other liabilities	36,120			62,150			49,567
Common shareholders’ equity	370,211			319,402			287,813
Total liabilities and shareholders’ equity	$3,242,718			$2,768,158			$2,773,408

Net interest income and net interest margin (2)		$28,283	3.66%		$23,975	3.65%		$23,887	3.62%

(1)             Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2)             Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for 2014 and 35% for 2013 and 2012.

Rate and Volume Analysis

Three Months Ended September 30, 2014, 2013 and 2012

(In thousands)

	2014 Compared to 2013			2013 Compared to 2012
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$875	$298	$1,173	$(53)	$(118)	$(171)
Real estate - commercial	2,345	(346)	1,999	3,070	(1,780)	1,290
Real estate - construction	987	(201)	786	(254)	(19)	(273)
Real estate - residential	1,051	(436)	615	2	(204)	(202)
Home equity lines	99	7	106	(83)	(1)	(84)
Consumer	32	8	40	(18)	2	(16)
Total loans	5,389	(670)	4,719	2,664	(2,120)	544

Loans held for sale	(348)	(240)	(588)	(1,924)	521	(1,403)
Investment securities available-for-sale	258	(140)	118	256	(122)	134
Investment securities held-to-maturity	(17)	10	(7)	(11)	(18)	(29)
Other investments	13	35	48	(3)	27	24
Federal funds sold	(16)	(3)	(19)	(4)	2	(2)
Total interest income (2)	5,279	(1,008)	4,271	978	(1,710)	(732)

Interest expense:

Interest - bearing deposits:

Interest checking	72	(40)	32	169	(511)	(342)
Money markets	22	50	72	(55)	(66)	(121)
Statement savings	25	4	29	(1)	2	1
Certificates of deposit	219	(464)	(245)	(324)	17	(307)
Total interest - bearing deposits	338	(450)	(112)	(211)	(558)	(769)

Other borrowed funds	899	(824)	75	(30)	(21)	(51)

Total interest expense	1,237	(1,274)	(37)	(241)	(579)	(820)

Net interest income (2)	$4,042	$266	$4,308	$1,219	$(1,131)	$88

(1)         Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2)         Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for 2014 and 35% for 2013 and 2012.

(3)         Changes attributable to rate/volume have been allocated to volume.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Nine Months Ended September 30, 2014, 2013 and 2012

(In thousands)

	2014			2013			2012
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$285,329	$9,504	4.44%	$214,232	$6,499	4.04%	$231,389	$7,260	4.17%
Real estate - commercial	1,173,169	38,975	4.43%	881,570	32,118	4.79%	745,099	30,433	5.45%
Real estate - construction	411,073	15,488	5.02%	351,975	13,918	5.27%	330,372	13,204	5.32%
Real estate - residential	327,656	9,770	3.97%	240,380	8,012	4.44%	245,051	8,880	4.83%
Home equity lines	117,178	3,244	3.70%	113,573	3,135	3.69%	120,284	3,338	3.71%
Consumer	5,432	414	5.78%	3,156	127	5.33%	3,361	130	5.16%
Total loans	2,319,837	77,395	4.45%	1,804,886	63,809	4.71%	1,675,556	63,245	5.03%

Loans held for sale	291,585	9,326	4.26%	447,519	13,258	3.95%	438,898	13,184	4.01%
Investment securities available-for-sale	330,205	9,821	3.97%	256,059	8,087	4.21%	269,037	8,816	4.37%
Investment securities held-to-maturity	6,877	112	2.17%	10,647	148	1.85%	12,373	236	2.55%
Other investments	15,042	410	3.65%	13,387	240	2.39%	15,646	170	1.45%
Federal funds sold	31,899	50	0.21%	129,884	244	0.25%	66,626	118	0.24%
Total interest-earning assets and interest income (2)	2,995,445	97,114	4.32%	2,662,382	85,786	4.71%	2,478,136	85,769	4.61%

Noninterest-earning assets:
Cash and due from banks	25,270			16,773			15,444
Premises and equipment, net	25,765			19,602			18,738
Goodwill and other intangibles, net	33,548			10,217			10,420
Accrued interest and other assets	105,038			110,004			106,809
Allowance for loan losses	(29,784)			(27,340)			(27,085)
Total assets	$3,155,282			$2,791,638			$2,602,462

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	428,951	1,630	0.51%	371,099	1,651	0.59%	265,287	1,906	0.96%
Money markets	325,097	742	0.30%	292,232	624	0.28%	281,045	737	0.35%
Statement savings	253,047	517	0.27%	213,498	425	0.27%	218,657	507	0.31%
Certificates of deposit	813,349	5,992	0.98%	853,174	7,237	1.13%	883,548	8,159	1.23%
Total interest - bearing deposits	1,820,444	8,881	0.65%	1,730,003	9,937	0.77%	1,648,537	11,309	0.92%

Other borrowed funds	388,385	6,661	2.29%	290,509	6,554	3.02%	318,350	6,943	2.91%

Total interest-bearing liabilities and interest expense	2,208,829	15,542	0.94%	2,020,512	16,491	1.09%	1,966,887	18,252	1.24%

Noninterest-bearing liabilities:
Demand deposits	544,928			403,881			320,242
Other liabilities	33,702			48,052			39,293
Common shareholders’ equity	367,823			319,193			276,040
Total liabilities and shareholders’ equity	$3,155,282			$2,791,638			$2,602,462

Net interest income and net interest margin (2)		$81,572	3.63%		$69,295	3.47%		$67,517	3.63%

(1)             Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2)             Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for 2014 and 35% for 2013 and 2012.

Rate and Volume Analysis

Nine Months Ended September 30, 2014, 2013 and 2012

(In thousands)

	2014 Compared to 2013			2013 Compared to 2012
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$2,157	$848	$3,005	$(554)	$(207)	$(761)
Real estate - commercial	10,008	(3,151)	6,857	6,037	(4,352)	1,685
Real estate - construction	2,337	(767)	1,570	837	(123)	714
Real estate - residential	2,934	(1,176)	1,758	(169)	(699)	(868)
Home equity lines	100	9	109	(186)	(17)	(203)
Consumer	268	19	287	(7)	4	(3)
Total loans	17,804	(4,218)	13,586	5,958	(5,394)	564

Loans held for sale	(4,620)	688	(3,932)	259	(185)	74
Investment securities available-for-sale	2,342	(608)	1,734	(425)	(304)	(729)
Investment securities held-to-maturity	(52)	16	(36)	(32)	(56)	(88)
Other investments	28	142	170	(25)	95	70
Federal funds sold	(184)	(10)	(194)	112	14	126
Total interest income (2)	15,318	(3,990)	11,328	5,847	(5,830)	17

Interest expense:

Interest - bearing deposits:

Interest checking	257	(278)	(21)	760	(1,015)	(255)
Money markets	70	48	118	51	(164)	(113)
Statement savings	79	13	92	(12)	(70)	(82)
Certificates of deposit	(338)	(907)	(1,245)	(280)	(642)	(922)
Total interest - bearing deposits	68	(1,124)	(1,056)	519	(1,891)	(1,372)

Other borrowed funds	2,208	(2,101)	107	(629)	240	(389)

Total interest expense	2,276	(3,225)	(949)	(110)	(1,651)	(1,761)

Net interest income (2)	$13,042	$(765)	$12,277	$5,957	$(4,179)	$1,778

(1)         Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2)         Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for 2014 and 35% for 2013 and 2012.

(3)        Changes attributable to rate/volume have been allocated to volume.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2014 and 2013 was $0 and $157,000, respectively.  For the nine months ended September 30, 2014 and 2013, the provision for loan losses was $2.5 million and a benefit of $432,000, respectively.  The increase in our provision expense during 2014 compared to 2013 is primarily a result of our organic loan growth during 2014.

During 2014, we recorded charge-offs of $1.4 million primarily related to two commercial relationships that deteriorated during the year.  Recoveries from previously charged-off loans totaled $563,000 for the nine months ended September 30, 2014.  During the second quarter of 2014, we received a recovery on a commercial relationship of $316,000.  All other recoveries were primarily related to previously charged off residential real estate loans and home equity loans.  Nonperforming loans at September 30, 2014 and December 31, 2013, were $6.3 million and $2.3 million, respectively. The increase in nonperforming loans is directly related to those loans that were nonperforming at UFBC.  Due to our assessment of the underlying credit related to these loans, we chose to maintain them on a status of nonaccrual post acquisition.

The allowance for loan losses was $29.5 million at September 30, 2014 and $27.9 million at December 31, 2013. Our allowance for loan losses ratio as a percent of total loans was 1.19% and 1.37% at September 30, 2014 and December 31, 2013, respectively.  The decrease in the allowance for loan losses ratio is due to loans we acquired from UFBC during the first quarter of 2014 as these loans do not have an associated allowance.  Our allowance for loans losses ratio on the originated loans receivable portfolio was 1.27% at September 30, 2014.

A sluggish job market could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At September 30, 2014, our commercial real estate (including construction lending) portfolio was 66% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance, beginning of the period	$29,566	$26,934	$27,864	$27,400

Provision for loan losses	—	157	2,541	(432)

Loans charged off:
Commercial and industrial	—	—	(1,346)	(42)
Residential	(78)	—	(78)	(185)
Consumer	(5)	—	(7)	(1)
Total loans charged off	(83)	—	(1,431)	(228)

Recoveries:
Commercial and industrial	10	290	339	609
Residential	44	11	136	41
Consumer	—	—	88	2
Total recoveries	54	301	563	652

Net (charge offs) recoveries	(29)	301	(868)	424

Ending balance, September 30,	$29,537	$27,392	$29,537	$27,392

	September 30,	September 30,
	2014	2013
Loans:
Balance at period end	$2,489,293	$1,963,519
Allowance for loan losses to loans receivable, net of fees	1.19%	1.40%
Annualized net charge-offs to average loans receivable	0.05%	(0.03)%

Allocation of the Allowance for Loan Losses

At September 30, 2014 and December 31, 2013

(In thousands)

	September 30,		December 31,
	2014		2013
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$4,107	12.89%	$3,329	10.72%
Real estate - commercial	16,777	49.13%	16,076	51.30%
Real estate - construction	5,808	17.19%	5,336	17.77%
Real estate - residential	2,311	15.53%	2,421	14.65%
Home equity lines	438	5.05%	609	5.36%
Consumer	96	0.21%	93	0.20%

Total allowance for loan losses	$29,537	100.00%	$27,864	100%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At September 30, 2014 and December 31, 2013

(In thousands)

	September 30,	December 31,
	2014	2013
Nonaccruing loans (unpaid principal balance)	$5,472	$2,314

Loans contractually past-due 90 days or more and still accruing	792	—

Total nonperforming loans	$6,264	$2,314

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, management fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results.

Noninterest income for the three months ended September 30, 2014 and 2013 was $8.5 million and $1.7 million, respectively.  For the year-to-date September 30, 2014 and 2013, noninterest income was $28.8 million and $23.8 million, respectively.  Realized and unrealized gains (losses) on mortgage banking activities, which are reported net of commission & incentive expense, totaled $6.6 million for the three months ended September 30, 2014 compared to a net loss of $102,000 for the same period of 2013.  For the nine months ended September 30, 2014 and 2013, realized and unrealized gains (losses) on mortgage banking activities was $24.2 million and $17.4 million, respectively.  Noninterest income related to title insurance services and management fees from managed mortgage company affiliates has decreased to $0 and $21,000 for the three and nine months ended September 30, 2014, respectively, compared to $543,000 and $2.4 million for the three and nine month periods of 2013, respectively, as George Mason has exited these lines of business.

The change in net gains from mortgage banking activities is mainly due to changes in the unrealized gains associated with the fair market value of our locked commitments and closed loans held for sale.  For the third quarter of 2014, the unrealized gain increased $3.4 million as compared to the year ago quarter.  For the year-to-date September 30, 2014, the unrealized gain decreased $9.0 million compared to the nine months ended September 30, 2013.  In accordance with GAAP, if a lender enters into a mortgage loan commitment with a customer and intends to sell the mortgage loan after it is funded, the written loan commitment is to be accounted for as a derivative instrument and is to be recorded at fair value through earnings.  George Mason enters into commitments where individual loans are “locked in” at a specified interest rate for a fixed period.  At the time of commitment, George Mason also enters into a “best efforts” forward contract with an investor to sell the loan at an agreed upon price if, and after, the loan is closed. This price represents the fair value of the “interest rate lock commitment” (“IRLC”) and is an unrealized gain that is included in earnings during the period of the IRLC.  This gain is also recognized earlier in earnings than the expenses associated with originating, underwriting and closing the loan, which, under GAAP, are recognized by the Company at the time of loan sale to the investor.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing LHFS.  At any point in time (e.g. quarter end) the fair value of the existing IRLCs (not yet closed) and the premium to the basis of existing LHFS (loans closed but not yet purchased by investors) represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  This accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.

As mentioned, direct costs associated with loan origination, such as commission and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities.

For the three and nine months ended September 30, 2014, we closed $826.8 million and $2.22 billion in mortgage originations, respectively.  This compares to $927.5 million and $3.40 billion in mortgage originations for the three and nine months ended September 30, 2013, respectively.  The decrease in mortgage originations is primarily a result of an increased interest rate environment compared to the 2013 periods, which has decreased existing home borrowers’ interest in refinancing their current mortgage.  As a result, refinance activity has decreased to only 19% of our total loan origination volume for the year-to-date period of 2014 compared to 35% for the same period of 2013.  Because of the decrease in loan origination volumes, we have reduced our back office staffing by approximately 21% at our mortgage banking segment, which began last year.  We continue to closely monitor each expense category at our mortgage subsidiary in relation to production expectations.

Investment fee income decreased $67,000 to $128,000 for the three months ended September 30, 2014 compared to $195,000 for the same period of 2013.  For the year-to-date September 30, 2014 and 2013, investment fee income was $554,000 and $1.1 million, respectively.  The decrease in investment fee income is a result of the restructuring we completed in our wealth management business segment during 2013.

The increase in the cash surrender value of our bank-owned life insurance for the three months ended September 30, 2014 and 2013 was $111,000 and $124,000, respectively.  For the nine months ended September 30, 2014 and 2013, the increase in the cash surrender value of our bank-owned life insurance was $356,000 and $306,000, respectively.

Noninterest income represented 23% and 7% of our total revenues for the three months ended September 30, 2014 and 2013, respectively.  For each of the nine months ended September 30, 2014 and 2013, noninterest income represented 26% of our total revenues, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended September 30, 2014 was $22.2 million, compared to $21.0 million for the same period of 2013, an increase of $1.2 million, or 6%.  For the nine months ended September 30, 2014 and 2013, noninterest expense was $73.2 million and $63.0 million, respectively.  Our merger and acquisition expenses related to the UFBC acquisition were $64,000 and $5.7 million for the three and nine months ended September 30, 2014, respectively.  For each of the three and nine months ended September 30, 2013, merger and acquisition expense was $304,000.  We also recognized an additional $850,000 and $3.3 million for the three and nine months ended September 30, 2014, respectively, in noninterest expense related to operating expenses of UFBC, which is contributing to the increase in expenses in 2014 as compared to 2013.  These expenses were related to staffing reductions, branch office consolidations, and back office systems consolidations.

For the quarter ended September 30, 2014, salaries and benefits expense increased to $10.7 million from $10.0 million for the quarter ended September 30, 2013.  For the nine months ended September 30, 2014 and 2013, salaries and benefits expense was $33.6 million and $30.4 million, respectively.  The increase in salaries and benefits expense during 2014 compared to 2013 is primarily a result of the increase in staffing within our commercial banking segment as a result of the UFBC acquisition.  Because the integration of UFBC’s back office systems into Cardinal’s did not occur until March 2014, the staffing levels at UFBC remained near their preacquisition levels.  In addition, we have added business development staffing at the Bank which has contributed to the increase in this expense year over year.

Occupancy expense was $2.6 million for the three months ended September 30, 2014, an increase of $620,000 when compared to the same period of 2013.  For the nine months ended September 30, 2014 and 2013, occupancy expense was $7.8 million and $6.1 million, respectively.  The increase in occupancy expense during 2014 as compared to 2013 is primarily attributable to the eight additional branch office locations of UFBC.  During the second and third quarters of 2014, we closed five branch offices that overlap existing markets as a result of the UFBC acquisition. In addition, we added two branch offices in the last nine months of 2013 which contribute to the increase in occupancy expense for 2014.  The increases in depreciation expense and data processing & communications for 2014 compared to 2013 can also be attributed to the UFBC acquisition.  Our expectation of cost savings associated with the UFBC acquisition is approximately 60% of their total expense base, of which we began to realize during the second quarter of 2014.

Professional fees were $783,000 and $786,000 for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, professional fees were $2.5 million and $3.2 million, respectively.  Decreases in professional fees were a result of the decrease in temporary staffing we had at George Mason to handle the increase in loan origination volume we experienced during the first quarter of 2013; all due to the increase in refinance activity during that period.  The level of temporary staffing was maintained at George Mason until the beginning of the third quarter of 2013 when we experienced a significant decrease in loan origination volumes as a result of mortgage market conditions.

Income Taxes

For the three months ended September 30, 2014, we recorded a provision for income taxes of $4.7 million, compared to $1.2 million for the same period of 2013.  Our effective tax rate for the three months ended September 30, 2014 and 2013 was 33.3% and 28.2%, respectively.  For the nine months ended September 30, 2014 and 2013, we recorded a provision for income taxes of $11.4 million and $9.8 million, respectively.  Our effective tax rate for the nine months ended September 30, 2014 and 2013 was 34.0% and 32.9%, respectively. Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $3.31 billion and $2.89 billion at September 30, 2014 and December 31, 2013, respectively.  In connection with the closing of the UFBC acquisition, we added $329 million in total assets to our balance sheet.  We recorded $24.7 million in goodwill and $2.7 million of core deposit intangibles.  Additional information on the assets acquired and liabilities assumed can be found in the discussion below.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $341.2 million at September 30, 2014, compared to $359.7 million at December 31, 2013, a decrease of $18.5 million.  The decrease in investment securities was a result of maturities, sales, calls and scheduled principal payments that occurred during 2014.  The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our investment securities portfolio.

Investment Securities

At September 30, 2014 and December 31, 2013

(In thousands)

	Amortized	Fair	Average
Available-for-sale at September 30, 2014	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$26,464	$27,501	2.97%
Five to ten years	19,996	21,802	3.82%
After ten years	9,977	9,810	3.42%
Total U.S. government-sponsored agencies	56,437	59,113	3.35%

Mortgage-backed securities (1)
One to five years	2,254	2,379	4.20%
Five to ten years	33,443	34,733	3.39%
After ten years	86,465	90,816	3.71%
Total mortgage-backed securities	122,162	127,928	3.63%

Tax exempt municipal securities (2)
Within one year	4,318	4,400	4.42%
One to five years	8,703	9,214	3.42%
Five to ten years	32,106	33,935	3.57%
After ten years	82,873	86,312	3.44%
Taxable municipal securities
Within one year	1,006	1,005	1.11%
Five to ten years	4,262	4,721	4.99%
After ten years	996	1,060	5.33%
Total municipal securities	134,264	140,647	3.55%

Pooled trust preferred & corporate securities
Within one year	503	503	0.35%
After ten years	2,071	2,224	1.48%
Total pooled trust preferred & corporate securities	2,574	2,727	1.26%
Total investment securities available-for-sale	$315,437	$330,415	3.53%

	Amortized	Fair	Average
Held-to-maturity September 30, 2014	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$475	$500	4.78%
Five to ten years	78	84	4.45%
After ten years	1,514	1,599	1.97%
Total mortgage-backed securities	2,067	2,183	2.71%

Pooled trust preferred securities
After ten years	4,005	3,117	1.09%
Total pooled trust preferred securities	4,005	3,117	1.09%
Total investment securities held-to-maturity	6,072	5,300	1.64%

Total investment securities	$321,509	$335,715	3.49%

	Amortized	Fair	Average
Available-for-sale at December 31, 2013	Cost	Value	Yield
U.S. government-sponsored agencies
One to five years	$25,591	$26,863	3.07%
Five to ten years	20,000	21,404	3.82%
After ten years	29,971	28,661	3.59%
Total U.S. government-sponsored agencies	75,562	76,928	3.47%

Mortgage-backed securities (1)
One to five years	99	101	4.66%
Five to ten years	25,883	26,134	3.57%
After ten years	118,627	121,594	3.78%
Total mortgage-backed securities	144,609	147,829	3.74%

Tax exempt municipal securities (2)
Within one year	3,557	3,661	4.44%
One to five years	4,529	4,809	3.83%
Five to ten years	37,392	38,870	3.55%
After ten years	62,970	63,744	3.61%
Taxable municipal securities
Five to ten years	4,273	4,602	4.99%
After ten years	995	1,052	5.33%
Total municipal securities	113,716	116,738	3.69%

U. S. treasury securities
Within one year	4,992	5,029	2.36%
Total U.S. treasury securities	4,992	5,029	2.36%

Pooled trust preferred securities
After ten years	2,795	2,795	1.49%
Total pooled trust preferred securities	2,795	2,795	1.49%
Total investment securities available-for-sale	$341,674	$349,319	3.63%

	Amortized	Fair	Average
Held-to-maturity December 31, 2013	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$663	$703	4.63%
Five to ten years	131	137	5.44%
After ten years	1,678	1,777	2.02%
Total mortgage-backed securities	2,472	2,617	2.90%

Pooled trust preferred securities
After ten years	4,005	2,910	1.11%
Total pooled trust preferred securities	4,005	2,910	1.11%
Total investment securities held-to-maturity	6,477	5,527	1.79%

Total investment securities	$348,151	$354,846	3.58%

We complete reviews for other-than-temporary impairment at least quarterly.  As of September 30, 2014, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At September 30, 2014, 99% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $1.7 million in non-government non-agency mortgage-related securities.  These securities are rated from AAA to AA.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At September 30, 2014, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

We own four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio.  As a result of the issuance of the Final Rule, only two of the four investments were exempt from the covered fund definition.  For the two investments that were not exempt as a result of the Final Rule, we will be required to divest our investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule on July 21, 2015.  As a result of this new regulation, these two investments which have a par value of $2.4 million and a carrying value of $2.1 million at September 30, 2014, were reclassified to the available-for-sale investment securities portfolio.  We recorded an other-than-temporary impairment of $300,000 for the year ended December 31, 2013, which was determined based on the market bid price of these investments.  No further impairment was recorded for the three and nine months ended September 30, 2014.

The par value of the two pooled trust preferred securities still classified as held-to-maturity totaled $4.0 million at September 30, 2014.  The collateral underlying these structured securities are instruments issued by financial institutions.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  One security has a composite rating of A-, one security has a composite rating of BBB+.  Observable trading activity remains limited for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired.  We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

In one of the pooled trust preferred securities issues, 64% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $178 million of the remaining $231 million, or 77% of the performing collateral defaulted or deferred payment.  In the other pooled trust preferred security, 62% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $155 million of the remaining $219 million, or 71% of the performing collateral defaulted or deferred payment.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  We do not intend to sell nor do we believe it is probable we will be required to sell these pooled trust preferred securities prior to the recovery of our investment.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio as of September 30, 2014.

We hold $17.1 million in FHLB stock at September 30, 2014, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $2.5 billion and $2.0 billion at September 30, 2014 and December 31, 2013, respectively.  See the following table for details on the loans receivable portfolio.  As a result of our acquisition of UFBC, we added $238 million in loans, net of negative $3.9 million fair value adjustments, during 2014.  See further details regarding the acquired loans in Note 7 to the consolidated financial statements.  For the year-to-date ended September 30, 2014, net new organic loan growth was approximately $211 million, representing annualized loan growth of 14%.

Loans held for sale at September 30, 2014 were $313.5 million compared to $374.0 million at December 31, 2013.  Loans closed at our mortgage subsidiary totaled $826.8 million for the three months ended September 30, 2014 compared to $797.3 million for the quarter ended December 31, 2013.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At September 30, 2014 and December 31, 2013

(In thousands)

	September 30, 2014		December 31, 2013

Commercial and industrial	$321,260	12.89%	$219,156	10.72%
Real estate - commercial	1,224,971	49.13%	1,048,579	51.30%
Real estate - construction	428,618	17.19%	363,063	17.77%
Real estate - residential	387,283	15.53%	299,484	14.65%
Home equity lines	126,033	5.05%	109,481	5.36%
Consumer	5,146	0.21%	4,159	0.20%

Gross loans	$2,493,311	100.00%	2,043,922	100.00%

Net deferred (fees) costs	(4,018)		(3,754)
Less: allowance for loan losses	(29,537)		(27,864)

Loans receivable, net	$2,459,756		$2,012,304

Deposits

Total deposits were $2.42 billion at September 30, 2014 compared to $2.06 billion at December 31, 2013.  As a result of our acquisition of UFBC, we added $295 million in deposits, net of positive $1.2 million fair value adjustments to the certificates of deposit portfolio, during 2014.  See the following table for details on certificates of deposit with balances of $100,000 or more.

We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At September 30, 2014 and December 31, 2013, we had $53.0 million and $72.7 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  The decrease in our CDARS deposits is primarily due to maturities within the portfolio.  Brokered certificates of deposit not in the CDARS network were $246.9 million and $228.5 million at September 30, 2014 and December 31, 2013, respectively. We use this type of funding to lock in low cost term funding to support mortgage loans we originate and intend to sell.

Certificates of Deposit of $100,000 or More

At September 30, 2014

(In thousands)

Maturities:	Fixed Term	No- Penalty*	Total
Three months or less	$70,245	$7,388	$77,633
Over three months through six months	39,293	6,728	46,021
Over six months through twelve months	68,840	8,933	77,773
Over twelve months	157,510	27,830	185,340
	$335,888	$50,879	$386,767

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Borrowings

Other borrowed funds were $476.8 million at September 30, 2014 compared to $475.2 million at December 31, 2013.  FHLB advances at September 30, 2014 and December 31, 2013 were each $315.0 million.  Customer repurchase agreements increased $2.9 million to $97.5 million at September 30, 2014 compared to $94.6 million at December 31, 2013.  We had federal funds purchased of $40.0 million outstanding at September 30, 2014 compared to $45.0 million at December 31, 2013.  The following table provides information on our borrowings.

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

Short-Term Borrowings and Other Borrowed Funds

At September 30, 2014

(In thousands)

		Maturity or		Amount
Advance Date	Term of Advance	Call Date	Interest Rate	Outstanding
Sep-14	1 month	Oct-14	0.16%	$75,000
Total short-term FHLB advances and weighted average rate			0.16%	$75,000

Other short-term borrowed funds:
Customer repurchase agreements			0.14%	$97,500
Federal Funds Purchased			0.35%	40,000
Total other short-term borrowed funds and weighted average rate			0.20%	$137,500

Other borrowed funds:
Trust preferred			2.78%	$24,328
FHLB advances - long term			3.32%	240,000
Other borrowed funds and weighted average rate			3.27%	$264,328

Total other borrowed funds and weighted average rate			1.90%	$476,828

Shareholders’ Equity

Shareholders’ equity at September 30, 2014 was $368.1 million compared to $320.5 million at December 31, 2013, an increase of $47.5 million, or 15%. The increase in shareholders’ equity at September 30, 2014 compared to December 31, 2013 is primarily attributable to shares issued as a result of our acquisition of UFBC.  For each share of UFBC common stock outstanding, the shareholders of UFBC received a fixed exchange ratio of $19.13 in cash and 1.154 shares of our common stock.  We issued 1.6 million shares of our common stock and added $25.2 million in additional paid in capital for a total of $26.8 million in additional capital.  Net income of $22.2 million for the nine months ended September 30, 2014 also contributed to the increase in equity less dividends of $7.7 million that were declared during 2014.  In addition, accumulated other comprehensive income increased $4.3 million for the nine months ended September 30, 2014.

Book value per share at September 30, 2014 was $11.49 compared to $10.57 at December 31, 2013. Tangible book value per share (which is book value per share less goodwill and other intangible assets) at September 30, 2014 was $10.34 compared to $10.23 at December 31, 2013.

Business Segment Operations

We provide banking and non-banking financial services and products through our subsidiaries. We operate in three business segments, commercial banking, mortgage banking and wealth management services.  As of June 30, 2013, we merged operations of our trust division and Wilson/Bennett into CWS, both of which had been included in the wealth management services segment.  Results for the nine months ended September 30, 2013 include the operations of these subsidiaries prior to their closure.

Commercial Banking

The commercial banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment also provides customers with various deposit products including demand deposit accounts, savings accounts and certificates of deposit.

For the three months ended September 30, 2014, the commercial banking segment recorded net income of $10.4 million compared to $8.6 million for the same period of 2013.  For the nine months ended September 30, 2014 and 2013, this segment recorded net income of $23.5 million and $26.1 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At September 30, 2014, total assets for this segment were $3.26 billion, loans receivable, net of deferred fees and costs, were $2.49 billion and total deposits were $2.42 billion. At September 30, 2013, total assets for this segment were $2.76 billion, loans receivable, net of deferred fees and costs, were $1.96 billion and total deposits were $2.08 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended September 30, 2014 and 2013, the mortgage banking segment recorded a net loss of $76,000 and $4.9 million, respectively.  For the nine months ended September 30, 2014 and 2013, this segment reported net income of $1.9 million and a net loss of $3.6 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At September 30, 2014, total assets for this segment were $352.6 million; loans held for sale were $313.5 million and mortgage funding checks were $15.5 million. At September 30, 2013, total assets for this segment were $335.3 million; loans held for sale were $361.1 million and mortgage funding checks were $10.1 million.

Wealth Management Services

The wealth management services segment provides investment and financial services to businesses and individuals, including financial planning, retirement/estate planning, and investment management.

For the three months ended September 30, 2014 and 2013, the wealth management services segment recorded net income of $3,000 and $61,000, respectively.  For the nine months ended September 30, 2014 and 2013, this segment recorded net income of $106,000 and a net loss of $218,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At September 30, 2014, total assets were $2.4 million and managed and custodial assets were $265 million. At September 30, 2013, total assets were $2.2 million and managed and custodial assets were $203 million.

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

At September 30, 2014, our Tier 1 and total (Tier 1 and Tier 2) risk-based capital ratios were 10.95% and 11.91%, respectively. At December 31, 2013, our Tier 1 and total risk-based capital ratios were 11.85% and 12.89%, respectively.  Our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions.  The decrease in our risk-based capital ratios at September 30, 2014 compared to December 31, 2013 was a primarily a result of the increase in risk weighted assets we acquired from UFBC during 2014.

The following table provides additional information pertaining to our capital ratios.

Capital Components

At September 30, 2014 and December 31, 2013

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Cardinal Financial Corporation (Consolidated):

At September 30, 2014
Total risk-based capital	$373,020	11.91%	$250,470	≥	8.00%	$313,087	≥	10.00%
Tier I risk-based capital	342,897	10.95%	125,235	≥	4.00%	187,852	≥	6.00%
Leverage capital ratio	342,897	10.70%	128,224	≥	4.00%	160,280	≥	5.00%

At December 31, 2013
Total risk-based capital	$349,894	12.89%	$217,111	≥	8.00%	$271,389	≥	10.00%
Tier I risk-based capital	321,513	11.85%	108,555	≥	4.00%	162,833	≥	6.00%
Leverage capital ratio	321,513	11.70%	109,928	≥	4.00%	137,410	≥	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Cardinal Bank:

At September 30, 2014
Total risk-based capital	$368,961	11.85%	$249,164	≥	8.00%	$311,454	≥	10.00%
Tier I risk-based capital	338,838	10.88%	124,582	≥	4.00%	186,873	≥	6.00%
Leverage capital ratio	338,838	10.62%	127,582	≥	4.00%	159,478	≥	5.00%

At December 31, 2013
Total risk-based capital	$343,392	12.73%	$215,733	≥	8.00%	$269,666	≥	10.00%
Tier I risk-based capital	315,011	11.68%	107,867	≥	4.00%	161,800	≥	6.00%
Leverage capital ratio	315,011	11.54%	109,212	≥	4.00%	136,515	≥	5.00%

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At September 30, 2014 and December 31, 2013, we had $53.0 million and $72.7 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $246.9 million and $228.5 million at September 30, 2014 and December 31, 2013, respectively.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $378.0 million at September 30, 2014 or 11.4% of total assets. We held investments that are classified as held-to-maturity in the amount of $6.1 million at September 30, 2014. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta (“FHLB”) with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at September 30, 2014 was $471.6 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $135.0 million at September 30, 2014. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable.

The required payments under such obligations are detailed in the following table.

Contractual Obligations

At September 30, 2014

(In thousands)

	Payments Due by Period
		Less than 1			More than 5
	Total	Year	1 - 3 Years	3 - 5 Years	Years
Long-Term Debt Obligations:
Certificates of deposit	$534,001	$242,617	$248,980	$39,140	$3,264

Brokered certificates of deposit	299,882	182,178	112,203	5,501	—

Advances from the Federal Home Loan Bank of Atlanta	315,000	85,000	170,000	40,000	20,000

Trust preferred securities	24,328	—	—	—	24,328

Operating lease obligations	35,603	8,097	11,629	8,538	7,339

Total	$1,208,814	$517,892	$542,812	$93,179	$54,931

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

At September 30, 2014 and December 31, 2013, commitments to extend credit were $1.50 billion and $1.49 billion, respectively.  Standby letters of credit were $25.9 million and $28.0 million at September 30, 2014 and December 31, 2013, respectively. Commitments to extend credit of $265.4 million at September 30, 2014 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $210.9 million as of December 31, 2013.  The increase in mortgage loan funding commitments is related to the increased origination production at George Mason during the third quarter of 2014 as compared to the fourth quarter of 2013.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  We have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors.  As a result, we receive a limited number of additional claims.  As of September 30, 2014, the reserve for loan repurchases had a balance of $150,000.

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

At September 30, 2014, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.50% in a down 100 basis point scenario and would increase by less than 0.50% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 2.00% in a down 100 basis point scenario and would increase less than 2.20% in an up 200 basis point scenario.

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

At September 30, 2014, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.50% in a down 100 basis point scenario and would increase by less than 0.50% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 2.00% in a down 100 basis point scenario and would increase less than 2.20% in an up 200 basis point scenario.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended September 30, 2014, we did not purchase shares of our common stock.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

10.1                        Amendment to Executive Employment Agreement of Alice P. Frazier, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 17, 2014, and incorporated herein by reference.

31.1                        Rule 13a-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a) Certification of Chief Financial Officer

32.1                        Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2                        Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101                           The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: November 7, 2014	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2014	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2014	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Executive Employment Agreement of Alice P. Frazier, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 17, 2014, and incorporated herein by reference.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).