Form 10-K
period 2014-12-31
CARDINAL FINANCIAL CORP
filed 2015-03-16
CIK 1060523

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2014: $569,552,878.

         The number of shares outstanding of Common Stock, as of March 12, 2015, was 32,135,801.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

        We own Cardinal Bank (the "Bank"), a Virginia state-chartered community bank with 32 banking offices located in Northern Virginia, Maryland and the greater Washington, D.C. metropolitan area. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

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

        George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through 15 offices located throughout the metropolitan Washington, D.C. region. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $3.0 billion in 2014 and $5.8 billion in 2013. George Mason sells its mortgage loans to third party investors servicing released. The profitability of George Mason is cyclical as loan production levels are sensitive to changes in the level of interest rates and changes in local home buying activity, which may be seasonal or may be caused by tightening credit conditions or a deteriorating local economy.

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

Growth Strategy

        We believe that the strong demographic characteristics of our market and the relative strength of the metropolitan Washington, D.C. area, particularly Northern Virginia, provide a significant opportunity to continue building a successful community-focused banking franchise. We intend to continue to expand our business through organic growth, as well as selective geographic expansion through de novo banking offices and/or acquisition, while maintaining strong asset quality and achieving increasing profitability. The strategy for achieving these objectives includes the following:

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

        Penetrate our existing markets and further improve our branch positioning.    We intend to continue to penetrate our existing markets with increased business development efforts by adding experienced bankers in communities that present attractive growth opportunities within Northern Virginia and other markets in the greater Washington, D.C. metropolitan area. We expect to continue to have opportunities to acquire or lease former branch sites from other financial institutions. As we have done in the past, we may acquire additional sites prior to planned branch openings when we believe the sites are attractive and are available on favorable terms. Because the opening of each new branch increases our operating expenses, we intend to stage future branch openings in an effort to minimize the impact of these expenses on our results of operations. Our commercial banking segment has leveraged the office expansion of George Mason through their entrance into new markets such as the Richmond and Virginia Beach areas of the Commonwealth of Virginia.

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

        Expand our lending activities.    As of December 31, 2014, we have increased our legal lending limit to over $57.0 million as a result of retained earnings and our successful capital raise efforts during 2009. The increase in our legal lending limit allows us to further expand our commercial and real estate lending activities. It also improves our ability to seek business from larger government contractors, businesses who we believe are conservatively operated and well capitalized residential homebuilders. According to George Mason University's Center for Regional Analysis ("GMU-CRA"), federal procurement outlays in the greater Washington region declined 8.4% from 2010 to 2012. Federal procurement decreased from $80 billion in 2011 to $75.6 billion for 2012. Prospectively, procurement funds are expected to fall by about 2.3% to 17.4% in the greater Washington region's economy by 2015. During 2014, sequestration was not a significant event within our local economy as had been expected. In addition, the federal spending cuts that occurred during 2014 were less than those that occurred during 2013. However, further scheduled federal budget cuts could significantly impact the economy in the Greater Washington Metropolitan region. Potential economic impact, could include a possible increase in unemployment in our region and restricted business development growth as companies adjust to the decreased levels of federal spending, all of which could decrease the growth in certain segments of our loan portfolio. Final budget cuts could also impact the credit quality of a portion of our loan portfolio that is dependent upon revenues from the federal government as a source of repayment. Our goal is to aggressively grow our loan portfolio while maintaining superior asset quality through conservative underwriting practices as we operate in this challenging economic environment.

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

        Based on 2012 estimates released by the U.S. Census Bureau, the population of the greater Washington metropolitan area was approximately 5.86 million people, the seventh largest statistical area in the country. The median annual household income for this area in 2013 was approximately $90,149, which makes it one of the wealthiest regions in the country. For 2014, based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor, the unemployment rate for the greater Washington metropolitan area was approximately 4.5%, compared to a national unemployment rate of 5.6%. As of June 30, 2014, total deposits in this area were approximately $162.9 billion as reported by the Federal Deposit Insurance Corporation ("FDIC").

        Our headquarters are located in the center of the business district of Fairfax County, Virginia. Fairfax County, with over one million people, is the most populous county in Virginia and the most populous jurisdiction in the Washington, D.C. area. According to the latest U.S. Census Bureau estimates, Fairfax County also has the second highest median household income of any county in the United States of $111,079, surpassed only by its neighbor, Loudoun County with $119,134.

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

        Of the $188 billion in bank deposits in the greater Washington region at June 30, 2014, approximately 84% were held by banks that are either based outside of the greater Washington region or are operating wholesale banks that generate deposits nationally. Excluding institutions based outside our region, we have grown to the fifth largest financial institution headquartered in the greater Washington region as measured by total deposits. By providing competitive products and more personalized service and being actively involved in our local communities, we believe we can continue to increase our share of this deposit market.

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

        We expect to continue serving these business and professional markets with experienced commercial relationship managers, and we have increased our retail marketing efforts through the expansion of our branch network (both through acquisition and de novo office expansion) and through the development of additional retail products and services. We expanded our deposit market share through aggressive marketing of our First Choice Checking, President's Club, Chairman's Club, Simply Savings and Monster Money Market relationship products and our Simply Checking product.

Banking Products and Services

        Our principal business is to accept deposits from the public and to make loans and other investments. The principal sources of funds for the Bank's loans and investments are demand, time, savings and other deposits, repayments of existing loans, and borrowings. Our principal source of income is interest collected on loans, investment securities and other investments. Non-interest income, which includes among other things deposit and loan fees and service charges, realized and unrealized gains on mortgage banking activities, and investment fee income, is the next largest component of our revenues. Our principal expenses are interest expense on deposits and borrowings, employee compensation and benefits, occupancy-related expenses, and other overhead expenses.

        The principal business of George Mason is to originate residential loans for sale into the secondary market on a best efforts basis. These loans are closed and serviced by George Mason on an interim basis pending their ultimate sale to a permanent investor. The mortgage subsidiary funds these loans through a line of credit from Cardinal Bank and cash available through its own operations. George Mason's income on these loans is generated from the fees it charges its customers, the gains it recognizes upon the sales of loans and the interest income it earns prior to the delivery of the loan to the investor. Costs associated with these loans are primarily comprised of salaries and commissions paid to loan originators and support personnel, interest expense incurred on funds borrowed to hold the loans pending sale and other expenses associated with the origination of the loans.

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

        The mortgage banking segment's business is both cyclical and seasonal. The cyclical nature of its business is influenced by, among other things, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy. Historically, the mortgage banking segment has its lowest levels of quarterly loan closings during the first quarter of the year. The recent increase in mortgage interest rates decreased refinancing activity for George Mason as it did for other mortgage banking entities, and contributed to our decreased loan origination activity for the full 2014 year as compared to 2013. A second contributor to the decrease in loan origination activity for 2014 was George Mason's exit in early 2014 from providing specific services to other mortgage banking companies owned by local home builders. Over the past several years, the management fee income derived from providing such services has decreased over time for various reasons, and in an effort to streamline operations at George Mason, we began to discontinue offering these services in late 2013 and fully exited during the first quarter of 2014.

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

        With this investment in technology, the Bank offers internet-based delivery of products for both individuals and commercial customers. Customers can open accounts, apply for loans, check balances, check account history, transfer funds, pay bills, download account transactions into various third party software solutions, and correspond via e-mail with the Bank over the internet. The internet provides an inexpensive way for the Bank to expand its geographic borders and branch activities while providing services offered by larger banks.

        We offer a broad array of products and services to our customers. A description of our products and services is set forth below.

Lending

        We offer a full range of short to long-term commercial, real estate and consumer lending products and services, which are described in further detail below. We have established target percentage goals for each type of loan to insure adequate diversification of our loan portfolio. These goals, however, may change from time to time as a result of competition, market conditions, employee expertise, and other factors. Commercial and industrial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 14%, 49%, 17%, 15%, 5% and less than 1%, respectively of our loan portfolio at December 31, 2014.

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

Employees

        At December 31, 2014, we had 733 full-time equivalent employees. None of our employees are represented by any collective bargaining unit. We believe our relations with our employees are good.

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

        We are a legal entity separate and distinct from Cardinal Bank, CWS, Cardinal Statutory Trust I and UFBC Capital Trust I. Virtually all of our cash revenues will result from dividends paid to us by our bank subsidiary and interest earned on short term investments. Our bank subsidiary is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings. Additionally, our bank subsidiary may declare a dividend out of undivided earnings, but not if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the FDIC. Our bank subsidiary may not declare or pay any dividend if, after making the dividend, the bank would be "undercapitalized," as defined in the banking regulations.

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

        The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered "well-capitalized" at December 31, 2014 and, in addition, our bank subsidiary maintained sufficient capital to remain in compliance with capital requirements and is considered "well-capitalized" at December 31, 2014.

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

        The final rule also establishes a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a CET1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

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

        Management believes that, as of December 31, 2014, the Company and its banking subsidiary would meet all capital adequacy requirements under the Basel III capital rules.

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

Federal Reserve System

        In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts and demand deposit accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements. Effective January 1, 2015, the first $14.5 million of balances will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction account balances over $14.5 million to and including $103.6 million. A 10% reserve ratio will be applied to amounts in net transaction account balances in excess of $103.6 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of our interest-earning assets. Beginning October 2008, the Federal Reserve Banks pay financial institutions interest on their required reserve balances and excess funds deposited with the Federal Reserve. The interest rate paid is the targeted federal funds rate.

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

        As of December 31, 2013, we owned four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio. Based on the interim rule, only two of the four investments were exempt from the covered fund definition. For the two investments that were not exempt as a result of the interim rule, we are required to divest investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule, which as of December 18, 2014, has been extended to July 21, 2017. As a result of this new regulation, these two investments were reclassified to the available-for-sale investment securities portfolio and an other-than-temporary impairment of $300,000 was recognized as of December 31, 2013. During the fourth quarter of 2014, one of these two available-for-sale pooled trust preferred investments paid off early, and we recognized a gain of $120,000 from the prior year's other-than-temporary impairment charge recorded as of December 31, 2013.

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

        In recent years during the financial crisis, dramatic declines in the housing market, with falling home prices and increasing foreclosure rates, followed by unemployment and under-employment, negatively impacted the credit performance of real estate related loans and consumer loans and resulted in significant write-downs of asset values by financial institutions. These write-downs spread to other securities and loans and have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reduction of business activity generally. While we have seen an improvement in economic trends, future economic pressure on consumers may adversely affect our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the adverse effects of these current market conditions on us and others in the financial institutions industry.

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

        George Mason, as part of the service it previously provided to its managed companies, purchased the loans managed companies originate at the time of origination. These loans were then sold by George Mason to investors. George Mason has agreements with these managed companies requiring that, for any loans that were originated by a managed company and for which investors have requested George Mason to repurchase due to the borrowers failure to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, the managed company be responsible for buying back the loan. In the event that the managed company's financial condition deteriorates and it is unable to fund the repurchase of such loans, George Mason may have to provide the funds to repurchase these loans from investors.

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

        In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to us. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Financial Reform Act. The final rule includes new minimum risk-based capital and leverage ratios which became effective for us on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories.

        The application of these more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect our future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements.

        Management believes that, as of December 31, 2014, the Company and its banking subsidiary would meet all capital adequacy requirements under the Basel III capital rules.

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

        As we implement our growth strategy by opening new branches or acquiring branches or other banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new branches, we must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to branch aggressively could depress our earnings in the short run, even if we efficiently execute our branching strategy. In addition, failure to properly integrate or manage our expanded business could adversely affect our financial condition.

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

Difficulties in combining the operations of acquired entities with our own operations may prevent us from achieving the expected benefits from acquisitions.

        We may not be able to achieve fully the strategic objectives and operating efficiencies expected in an acquisition. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which we and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition; we may lose key personnel, either from the acquired entity or from us; and we may not be able to control the incremental increase in noninterest expense arising from an acquisition in a manner that improves our overall operating efficiencies. These factors could contribute to our not achieving the expected benefits from acquisitions within desired time frames, if at all. Future business acquisitions could be material to us and we may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders' ownership interests. Acquisitions also could require us to use substantial cash or other liquid assets or to incur debt; we could therefore become more susceptible to economic downturns and competitive pressures.

We have goodwill and other intangibles that may become impaired, and thus result in a charge against earnings.

        At December 31, 2014, we had $10.1 million of goodwill related to the George Mason acquisition and $24.9 million related to acquisitions that occurred within the commercial banking segment of our company. Goodwill and other intangibles are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred.

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

        As of December 31, 2013, we owned four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio. Based on the interim rule, only two of the four investments were exempt from the covered fund definition. For the two investments that were not exempt as a result of the interim rule, we are required to divest investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule, which as of December 18, 2014, has been extended to July 21, 2017. As a result of this new regulation, these two investments were reclassified to the available-for-sale investment securities portfolio and an other-than-temporary impairment of $300,000 was recognized as of December 31, 2013. During the fourth quarter of 2014, one of these two available-for-sale pooled trust preferred investments paid off early, and we recognized a gain of $120,000 from the prior year's other-than-temporary impairment charge recorded as of December 31, 2013.

        The par and carrying values of the two pooled trust preferred securities still classified as held-to-maturity were $4.0 million and $3.1 million, respectively, at December 31, 2014. The collateral underlying these structured securities are instruments issued by financial institutions. We own the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. One security has a composite rating of A– and the other security has a composite rating of BBB+. Observable trading activity remains limited for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired. However, if there are additional deferrals or defaults that impact the contractual cash flows within the tranches we own, we may be required to record an other-than-temporary impairment related to these securities, which could adversely affect our results of operations and financial condition.

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

        At December 31, 2014, our portfolio of commercial and industrial and commercial real estate (including construction) totaled $2.0 billion, or 79% of total loans. We plan to continue to emphasize the origination of loans to small and medium-sized businesses as well as government contractors, professionals, such as physicians, accountants and attorneys, and commercial real estate developers and builders, which generally exposes us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and cash flows of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan. In addition, these small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected. This concentration also exposes us more to the market risks of real estate sales leasing and other activity in the areas we serve. An adverse change in local real estate conditions and markets could materially adversely affect the values of our loans and the real estate held as collateral for such loans, and materially affect our results of operations and financial condition.

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

        For further discussion on our liquidity position and other liquidity matters, including policies and procedures we use to manage our liquidity risks, see "Capital Resources" and "Liquidity" in Item 7 of this report.

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

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

        Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control, we may discover material weaknesses or significant deficiencies in internal control that require remediation. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

        We have in the past discovered, and may in the future discover, areas of its internal controls that need improvement. Even so, we continue to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

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

Changes in accounting standards could impact reported earnings.

        The authorities that promulgate accounting standards, including the FASB, SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes are difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require us to incur additional personnel or technology costs.

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

Our information systems may experience an interruption or breach in security.

        We rely heavily on communications and information systems to conduct our business. In addition, as part of our business, we collect, process and retain sensitive and confidential client and customer information. Our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

The operational functions of business counterparties over which we may have limited or no control may experience disruptions that could adversely impact us.

        Multiple major U.S. retailers have recently experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers' customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including our subsidiary Bank. Although our systems are not breached in retailer incursions, these events can cause us to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers. In some cases, the

Bank may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within our control include internet service providers, electronic mail portal providers, social media portals, distant-server ("cloud") service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

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

        Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problem caused by these third parties, including poor performance of services failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business, and may harm our reputation. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties affect the vendor's ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

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

Consumers may increasingly decide not to use the Bank to complete their financial transactions, which would have a material adverse impact on our financial condition and operations.

        Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Cardinal Bank, excluding its George Mason subsidiary, conducts its business from 32 branch offices. Ten of these facilities are owned and 22 are leased. Leased branch banking facilities range in size from 457 square feet to 9,000 square feet. Our leases on these facilities expire at various dates through 2023, and all but three of our leases have renewal options. Sixteen of our branch banking locations have drive-up banking capabilities and all have ATMs.

        Cardinal Wealth Services, Inc. conducts its business from one of Cardinal Bank's branch facilities.

        George Mason conducts its business from 15 leased facilities which range in size from 4,079 square feet to 44,322 square feet. The leases have various expiration dates through 2019 and 13 of their 15 locations have renewal options.

        Our headquarters facility in Tysons Corner, Virginia comprises 41,818 square feet of leased office space. This lease expires in January 2022 and has renewal options. In addition to housing various administrative functions—including accounting, data processing, compliance, treasury, marketing, deposit and loan operations—our certain members of our commercial and industrial and commercial real estate lending functions and various other departments are located there.

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

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market Price for Common Stock and Dividends.    Our common stock is currently listed for quotation on the Nasdaq Global Select Market under the symbol "CFNL." As of March 2, 2015, our common stock was held by 638 shareholders of record. In addition, we estimate that there were 4,994 beneficial owners of our common stock who own their shares through brokers or banks.

        The high and low sale prices per share for our common stock for each quarter of 2014 and 2013 as reported on the market at the time and dividends declared during those periods were as follows:

Periods Ended	High	Low	Dividends
2014
First Quarter	$19.02	$16.24	$0.08
Second Quarter	18.80	15.93	0.08
Third Quarter	19.14	17.02	0.10
Fourth Quarter	20.19	16.32	0.11
2013
First Quarter	$18.40	$15.73	$0.06
Second Quarter	18.33	14.40	0.06
Third Quarter	18.19	14.65	0.06
Fourth Quarter	18.52	16.08	0.08

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

        Since the inception of the program, we have purchased 477,608 shares of our common stock at a total cost of $4.1 million. All of these shares have been cancelled and retired. No shares were repurchased during 2014.

        Stock Performance Graph.    The graph set forth below shows the cumulative shareholder return on the Company's Common Stock during the five-year period ended December 31, 2014, as compared with: (i) an overall stock market index, the NASDAQ Composite; and (ii) a published industry index, the SNL Bank Index. The stock performance graph assumes that $100 was invested on December 31, 2009 in our common stock and each of the comparable indices and that dividends were reinvested.

Total Return Performance

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Cardinal Financial Corporation	100.00	134.12	125.23	192.90	215.94	242.71
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank	100.00	112.05	86.78	117.11	160.79	179.74

Item 6.    Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data:
Interest income	$128,863	$114,115	$115,050	$102,878	$96,633
Interest expense	21,163	21,770	24,047	23,716	27,588

Net interest income	107,700	92,345	91,003	79,162	69,045
Provision for loan losses	1,938	(32)	7,123	6,910	10,502

Net interest income after provision for loan losses	105,762	92,377	83,880	72,252	58,543
Non-interest income	39,178	29,911	63,392	34,333	27,389
Non-interest expense	96,228	84,603	79,317	64,465	59,469

Net income before income taxes	48,712	37,685	67,955	42,120	26,463
Provision for income taxes	16,029	12,175	22,658	14,122	8,021

Net income	$32,683	$25,510	$45,297	$27,998	$18,442

Balance Sheet Data:
Total assets	$3,399,134	$2,894,230	$3,039,187	$2,602,716	$2,072,018
Loans receivable, net of fees	2,581,114	2,040,168	1,803,429	1,631,882	1,409,302
Allowance for loan losses	28,275	27,864	27,400	26,159	24,210
Loans held for sale	315,323	373,993	785,751	529,500	206,047
Total investment securities	348,222	359,686	286,420	310,543	344,984
Total deposits	2,535,330	2,058,859	2,243,758	1,775,260	1,403,725
Other borrowed funds	437,995	475,232	392,275	510,385	389,586
Total shareholders' equity	377,321	320,532	308,066	257,817	222,902
Common shares outstanding	32,078	30,333	30,226	29,199	28,770
Per Common Share Data:
Basic net income	$1.01	$0.83	$1.53	$0.95	$0.63
Fully diluted net income	1.00	0.82	1.51	0.94	0.62
Book value	11.76	10.57	10.19	8.83	7.75
Tangible book value(1)	10.60	10.23	9.85	8.47	7.38
Performance Ratios:
Return on average assets	1.02%	0.92%	1.70%	1.27%	0.92%
Return on average equity	8.82	7.96	16.02	11.58	8.44
Dividend payout ratio	0.33	0.27	0.13	0.12	0.12
Net interest margin(2)	3.59	3.52	3.61	3.81	3.68
Efficiency ratio(3)	65.52	69.20	51.37	56.80	61.67
Non-interest income to average assets	1.23	1.07	2.37	1.56	1.37
Non-interest expense to average assets	3.01	3.04	2.97	2.92	2.98
Loans receivable, net of fees to total deposits	101.81	99.09	80.38	91.92	100.40
Asset Quality Ratios:
Net charge-offs to average loans receivable, net of fees	0.06%	(0.03)%	0.35%	0.34%	0.37%
Nonperforming loans to loans receivable, net of fees	0.17	0.11	0.42	0.91	0.53
Nonperforming loans to total assets	0.13	0.08	0.25	0.57	0.36
Allowance for loan losses to nonperforming loans	628.75	1,204.15	359.30	176.45	320.03
Allowance for loan losses to loans receivable, net of fees	1.10	1.37	1.52	1.60	1.72
Capital Ratios:
Tier 1 risk-based capital	10.89%	11.85%	11.94%	11.29%	12.67%
Total risk-based capital	11.78	12.89	13.04	12.49	14.06
Leverage capital ratio	10.81	11.70	10.49	10.14	10.82

	Years Ended December 31,
	2014	2013	2012	2011	2010
Other:
Average shareholders' equity to average total assets	11.59%	11.52%	10.59%	10.95%	10.93%
Average loans receivable, net of fees to average total deposits	98.20	86.91	83.43	93.27	96.28
Average common shares outstanding:
Basic	32,392	30,687	29,654	29,401	29,123
Diluted	32,824	31,077	29,996	29,784	29,608

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2014 and 2013 and the results of our operations for the years ended December 31, 2014, 2013, and 2012. The discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

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

        We own Cardinal Bank (the "Bank"), a Virginia state-chartered community bank with 32 banking offices located in Northern Virginia and the greater Washington, D.C. metropolitan area. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

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

        George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through 20 offices located throughout the metropolitan Washington region. George Mason does business in eight states, primarily Virginia and Maryland, and the District of Columbia. George Mason is one of the largest residential mortgage originators in the greater Washington, D.C. metropolitan area, generating originations of approximately $3.0 billion in 2014 and $5.8 billion in 2013. George Mason's primary sources of revenue include loan origination fees, net interest income earned on loans held for sale, and gains on sales of loans. At the time we enter into an interest rate lock arrangement with the borrower, we enter into a loan forward sale commitment with a third party. Our mortgage loans are then sold servicing released.

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

        The mortgage banking segment's business is both cyclical and seasonal. The cyclical nature of its business is influenced by, among other factors, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy. Historically, the mortgage banking segment has its lowest levels of quarterly loan closings during the first quarter of the year. The increase in mortgage interest rates decreased refinancing activity for George Mason as it did for other mortgage banking entities, and contributed to our decreased loan origination activity for the full 2014 year as compared to 2013. A second contributor to the decrease in loan origination activity for 2014 was George Mason's exit in early 2014 from providing specific services to other mortgage banking companies owned by local home builders. Over the past several years, the management fee income derived from providing such services has decreased over time for various reasons, and in an effort to streamline operations at George Mason, we began to discontinue offering these services in late 2013 and fully exited during the first quarter of 2014.

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

        We formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and pay interest at a rate equal to LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. These securities are redeemable at par. The interest rate on this debt was 2.64% at December 31, 2014. We have guaranteed payment of these securities. The $20.6 million payable by us to Cardinal Statutory Trust I is included in other borrowed funds in the consolidated statements of condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as we are not the primary beneficiary of this entity. We utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

        In connection with the UFBC acquisition, we acquired all of the voting and common shares of UFBC Capital Trust I (the "UFBC Trust"), which is a wholly-owned subsidiary established for the sole purpose of issuing $5.0 million of floating rate junior subordinated deferrable interest debentures. These trust preferred securities are due in 2035 and have an interest rate of LIBOR plus 2.10%, which adjusts quarterly. At December 31, 2014, the interest rate on trust preferred securities was 2.34%. The UFBC Trust is an unconsolidated subsidiary since we are not the primary beneficiary of this entity. The additional $155,000 that is payable by us to the UFBC Trust represents the unfunded capital investment in the UFBC Trust.

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

        Net interest income and non-interest income represented the following percentages of total revenue, which is calculated as net interest income plus non-interest income, for the three years ended December 31, 2014:

	Net Interest Income	Non-Interest Income
2014	73.3%	26.7%
2013	75.5%	24.5%
2012	58.9%	41.1%

        Non-interest income represented a larger portion of our total revenue for 2014 relative to 2013 as a result of a significant increase in gains realized and unrealized on mortgage loans held for sale. The gain on sale margin compression we experienced during 2013 subsided during 2014 as the interest rate environment was not as volatile during 2014 as compared to 2013. Net interest income represented a larger portion of our total revenue for 2013 relative to 2012 as a result of steady net interest income, combined with the decrease in mortgage loan origination activity and the margin compression we experienced on mortgage loans sold, primarily due to the increase in mortgage interest rates during the latter half of 2013.

2014 Economic Environment

        The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms. U.S. economic growth continued in 2014, the sixth consecutive year of recovery. Employment gains were generally steady as the national unemployment rate fell to 5.6% by year end. Nationally, home prices continued to rise during 2014 but at a slower pace as compared to 2013, and equity markets surged. U.S. Treasury yields decreased during 2014 as a result of market expectations that the Federal Reserve will moderate its qualitative easing ("QE") programs and market instability in Europe.

        Although global economic conditions remain unsettled, the metropolitan Washington, D.C. area, the region we operate in, continued to perform relatively well, compared to other regions. As we believe that our region has weathered the recession better than most over the past several years, continued weakness in employment, a protracted low interest rate environment, and the burden of regulatory requirements enacted in response to the recent financial crisis made for a challenging 2014. The housing industry and unemployment indicators were mixed during 2014 as the effect of federal sequestration and spending cuts dampened economic growth and employment in defense-related professional and business service sectors. Progress in the near future for employment and the housing industry is uncertain given the prospect for higher long-term interest rates. We continue to consider future economic events and their impact on our performance.

        The unemployment rate in the Washington, D.C. metropolitan area decreased in tandem to the national unemployment rate to 4.5%, and commercial and residential real estate values held up well compared to other regions. However, as the federal government continues with announced spending cuts, which is a principal economic driver in our region, we expect growth in the local economy to be slower than that of the U.S.

        Our credit quality continues to remain strong despite the challenging economic environment. At December 31, 2014, we had nonaccrual loans totaling $4.5 million and no loans contractually past due 90 days or more as to principal or interest and still accruing. We recorded annualized net charge-offs of

0.06% of our average loans receivable for the year ended December 31, 2014. As a result of a rapid increase in mortgage interest rates during the third quarter of 2013, refinancing originations from our mortgage banking segment decreased significantly during 2014 to 21% of total originations for the full year 2014 compared to 33% of total originations for 2013.

        Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $6.0 million in par value of pooled trust preferred securities, which are significantly below book value as of December 31, 2014 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments. As a result of the issuance of the Final Rules required by the Financial Reform Act which were released by federal banking agencies in late 2013, one of these investments is considered to be "covered funds" and is required to be divested by us before July 2017. This investment has a par value of $2.0 million at December 31, 2014. We recorded an other-than-temporary-impairment of $300,000 during 2013 as a result of this new regulatory requirement.

        We expect challenging economic and operating conditions and an evolving regulatory regime to continue for the foreseeable future. These conditions could continue to affect the markets in which we do business and could adversely impact our results for 2015. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions and the nature of new banking regulations.

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

Allowance for Loan Losses

        We maintain the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in our loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters, may impact our assessment of possible credit losses. As a part of its analysis, we use our historical losses, loss emergence experience and qualitative factors, such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions and concentrations of credit, competition, and loan review results to support estimates.

        The allowance for loan losses is based first on a segmentation of the loan portfolio by general loan type, or portfolio segments. For originated loans, certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan. For purposes of this analysis, we categorize loans into one of five categories: commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer loans. We also maintain an allowance for loan losses for acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition, and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition.

        During the fourth quarter of 2014, we transitioned to using its historical loss experience and trends in losses for each category which were then adjusted for portfolio trends and economical and environmental factors in determining the allowance for loan losses. The indicated loss factors resulting from this analysis are applied to each of the five categories of loans. Prior to the fourth quarter of 2014, the allowance model used the average loss rates of similar institutions based on its custom peer group as a baseline, which was adjusted for its particular loan portfolio characteristics and environmental factors. These changes did not have an impact to the overall allowance.

        The allowance for loan losses consists of specific and general components. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment. We individually assigns loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. In certain cases, we apply, in accordance with regulatory guidelines, a 5% loss factor to all loans classified as special mention, a 15% loss factor to all loans classified as substandard and a 50% loss factor to all loans classified as doubtful. Loans classified as loss loans are fully reserved or charged-off. However, in most instances, we evaluate the impairment of certain loans on a loan by loan basis for those loans that are adversely risk rated. For these loans, we analyze the fair value of the collateral underlying the loan and considers estimated costs to sell the collateral on a discounted basis. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) we recognize an impairment and establish a specific reserve for the impaired loan. Because of the limited number of impaired loans within the portfolio, we are able to evaluate each impaired loan individually and therefore specific reserves for impaired loans are generally less than those recommended by the listed regulatory guidelines above.

        The general component relates to groups of homogeneous loans not designated for a specific allowance and are collectively evaluated for impairment. The general component is based on historical loss experience adjusted for qualitative factors. To arrive at the general component, the loan portfolio is grouped by loan type. A weighted average historical loss rate is computed for each group of loans over the trailing seven year period. We selected a seven year evaluation period as a result of the limited historical loss experience we have incurred, even during the recent economic downturn. We also believe that a seven year time horizon represents a full economic cycle. The historical loss factors are updated at last annually, unless a more frequent review of such factors is warranted. In addition to the use of historical loss factors, a qualitative adjustment factor is applied. This qualitative adjustment factor, which may be favorable or unfavorable, represents management's judgment that inherent losses in a given group of loans are different from historical loss rates due to environmental factors unique to that specific group of loans. These factors may relate to growth rate factors within the particular loan group; whether the recent loss history for a particular group of loans differs from its historical loss rate; the amount of loans in a particular group that have recently been designated as impaired and that may be indicative of future trends for this group; reported or observed difficulties that other banks are having with loans in the particular group; changes in the experience, ability, and depth of lending personnel; changes in the nature and volume of the loan portfolio and in the terms of loans; and changes in the volume and severity of past due loans, nonaccrual loans, and adversely classified loans. The sum of the historical loss rate and the qualitative adjustment factor comprise the estimated annual loss rate. To adjust for inherent loss levels within the loan portfolio, a loss emergence factor is estimated based on an evaluation of the period of time it takes for a loan within each of our loan segments to deteriorate to the point an impairment loss is recorded within the allowance. The loss emergence factor is applied to the estimated annual loss rate to determine the expected annual loss amount.

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

Allowance for Loan Losses—Acquired Loans

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

Purchased Credit-Impaired Loans

        Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of UFBC, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). At December 31, 2014, there was no reserve for impairment of PCI loans within our allowance for loan losses.

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

Accounting for Impairment Testing of Goodwill

        We have adopted Accounting Standards Update 2011-08 ("ASU 2011-08"), Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. We perform our annual review of goodwill during the third quarter.

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

New Financial Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued ASU No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU No. 2014-04"), which clarifies when an in-substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. An in-substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, this ASU requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014. We do not anticipate that our adoption of ASU No. 2014-04 will have a significant impact on our consolidated financial statements.

        The FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects ("ASU No. 2014-01"), which amends existing guidance to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. ASU No. 2014-01 is effective for annual and interim reporting periods beginning after December 15, 2014. We do not anticipate that our adoption of ASU No. 2014-01 will have a significant impact on our consolidated financial statements.

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

        The FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Additionally, for repurchase financing arrangements, the amendments of this ASU require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The requirements are effective for public entities for the first interim or annual period beginning after December 15, 2014. The disclosure of certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as securities borrowings is required to be presented for annual periods beginning after December 15, 2014. We do not anticipate that our adoption of ASU No. 2014-01 will have a significant impact on our consolidated financial statements.

        The FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. This ASU provides an acquired entity an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. This ASU is effective for public business entities on November 18, 2014. There was no impact on our consolidated financial statements as a result of the adoption of this guidance.

Financial Overview

        For the year ended December 31, 2014, we reported net income of $32.7 million on a consolidated basis. The commercial banking segment recorded net income of $34.4 million and our mortgage banking segment recorded net income of $2.7 million. The wealth management services business segment reported net income of $135,000 for the year ended December 31, 2014.

        For the year ended December 31, 2013, we reported net income of $25.5 million on a consolidated basis. The commercial banking segment recorded net income of $33.9 million and our mortgage banking segment recorded a net loss of $5.2 million. The wealth management services business segment reported a net loss of $162,000 for the year ended December 31, 2013.

2014 Compared to 2013

        At December 31, 2014, total assets were $3.40 billion, an increase of 17.5%, or $504.9 million, from $2.89 billion at December 31, 2013. Total loans receivable, net of deferred fees and costs, increased 26.5%, or $540.9 million, to $2.58 billion at December 31, 2014, from $2.04 billion at December 31, 2013. Total investment securities decreased by $11.5 million, or 3.2%, to $348.2 million at December 31, 2014, from $359.7 million at December 31, 2013. Total deposits increased 23.1%, or $476.5 million, to $2.54 billion at December 31, 2014, from $2.06 billion at December 31, 2013. Other borrowed funds, which primarily include customer repurchase agreements, federal funds sold and Federal Home Loan Bank ("FHLB") advances, decreased $37.2 million to $438.0 million at December 31, 2014, from $475.2 million at December 31, 2013.

        Shareholders' equity at December 31, 2014 was $377.3 million, an increase of $56.8 million from $320.5 million at December 31, 2013. The increase in shareholders' equity was attributable to the recognition of net income of $32.7 million for the year ended December 31, 2014 and the shares issued as a result of our acquisition of UFBC. For each share of UFBC common stock outstanding, the shareholders of UFBC received a fixed exchange ratio of $19.13 in cash and 1.154 shares of our common stock. We issued 1.6 million shares of our common stock and added $25.2 million in additional paid in capital for a total of $26.8 million in additional capital. Changes in accumulated other comprehensive income added $5.3 million in capital offset by dividends paid to common shareholders of $10.9 million during 2014. Accumulated other comprehensive income increased for the year ended December 31, 2014 primarily as a result of the increase in market value of our available-for-sale investment securities portfolio. Total shareholders' equity to total assets for each of December 31, 2014 and 2013 was 11.1%. Book value per share at December 31, 2014 and 2013 was $11.76 and $10.57, respectively. Total risk-based capital to risk-weighted assets was 11.78% at December 31, 2014 compared to 12.89% at December 31, 2013. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2014.

        We recorded net income of $32.7 million, or $1.00 per diluted common share, for the year ended December 31, 2014, compared to net income of $25.5 million, or $0.82 per diluted common share, in 2013. Net interest income increased $15.4 million to $107.7 million for the year ended December 31, 2014, compared to $92.3 million for the year ended December 31, 2013, a result of increase in interest earning assets and strategically decreasing the rates we pay on our deposits. Provision for loan losses was $1.9 million for the year ended December 31, 2014, compared to a benefit of $32,000 for 2013. Non-interest income increased $9.3 million to $39.2 million for the year ended December 31, 2014 as compared to $29.9 million for 2013 due primarily to an increase in realized and unrealized gains on mortgage banking activities from our mortgage banking business segment. Non-interest expense was $96.2 million for the year ended December 31, 2014, an increase of $11.6 million, or 13.7%, compared to $84.6 million for the year ended December 31, 2013. The increase in non-interest expense was primarily related to increases in salaries and benefits expense, occupancy expense, and expenses attributable to our acquisition of UFBC.

        The return on average assets for the years ended December 31, 2014 and 2013 was 1.02% and 0.92% , respectively. The return on average equity for the years ended December 31, 2014 and 2013 was 8.82% and 7.96%, respectively.

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

        We recorded net income of $25.5 million, or $0.82 per diluted common share, for the year ended December 31, 2013, compared to net income of $45.3 million, or $1.51 per diluted common share, in 2012. Net interest income increased $1.3 million to $92.3 million for the year ended December 31, 2013, compared to $91.0 million for the year ended December 31, 2012, a result of our balance sheet management and strategically decreasing the rates we pay on our deposits. Provision for loan losses decreased $7.2 million to a benefit of $32,000 for the year ended December 31, 2013, compared to $7.1 million for 2012. Non-interest income decreased $33.5 million to $29.9 million for the year ended December 31, 2013 as compared to $63.4 million for 2012 due primarily to decreases in realized and unrealized gains on mortgage banking activities and management fee income from our mortgage banking business segment. Non-interest expense was $84.6 million for the year ended December 31, 2013, an increase of $5.3 million, or 6.7%, compared to $79.3 million for the year ended December 31, 2012. The increase in non-interest expense was primarily related to increases in salaries and benefits expense and occupancy expense.

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

        See the table below for the components of our calculation of our efficiency ratio as of December 31, 2014, 2013, and 2012. Our efficiency ratio decreased during 2014 as compared to 2013 because of a combined increase in net interest income and non-interest income, specifically income related to our mortgage banking business segment, to a greater degree than the increase in non-interest expense during 2014.

 Efficiency Ratio Calculation
Years Ended December 31, 2014, 2013, and 2012
(In thousands, except per share data)

Calculation of efficiency ratio(1):	2014	2013	2012
Net interest income	$107,700	$92,345	$91,003
Non-interest income	39,178	29,911	63,392

Total net interest income and non-interest income for efficiency ratio	146,878	122,256	154,395

Non-interest expense	96,228	84,603	79,317
Efficiency ratio	65.52%	69.20%	51.37%

(1)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income

Statements of Income

Net Interest Income/Margin

        Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Interest rates have remained at historic lows for the last several years as the Federal Reserve has had an extremely accommodative policy. We expect this low interest rate environment to discontinue during 2015 as the Federal Reserve backs off of its quantitative easing program, which began during the fourth quarter of 2014. See "Interest Rate Sensitivity" for further information.

 Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2014, 2013, and 2012
(In thousands)

	2014			2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1)(2):
Commercial and industrial	$299,408	$12,667	4.23%	$215,263	$8,815	4.09%	$228,407	$9,528	4.16%
Real estate—commercial	1,182,306	52,635	4.45%	911,493	43,682	4.71%	750,979	40,566	5.40%
Real estate—construction	414,248	20,845	5.03%	349,913	18,367	5.24%	341,365	18,070	5.29%
Real estate—residential	340,150	13,376	3.89%	251,980	11,036	4.37%	246,622	11,826	4.79%
Home equity lines	120,002	4,356	3.63%	112,756	4,149	3.68%	119,902	4,451	3.71%
Consumer	5,307	485	5.74%	3,333	181	5.46%	3,568	179	5.01%

Total loans(1)(2)	2,361,421	104,364	4.42%	1,844,738	86,230	4.67%	1,690,843	84,620	5.00%

Loans held for sale	288,299	12,177	4.22%	406,673	16,695	4.11%	486,134	19,018	3.91%
Investment securities available-for-sale(2)	327,823	12,975	3.96%	276,483	11,496	4.16%	266,092	11,567	4.35%
Investment securities held-to-maturity	6,599	145	2.20%	10,407	189	1.82%	12,173	304	2.50%
Other investments	14,921	575	3.85%	13,473	332	2.47%	15,123	257	1.70%
Federal funds sold	40,323	92	0.23%	106,192	266	0.25%	72,176	183	0.25%

Total interest-earning assets and interest income(2)	3,039,386	130,328	4.29%	2,657,966	115,208	4.33%	2,542,541	115,949	4.56%

Noninterest-earning assets:
Cash and due from banks	23,917			17,122			16,273
Premises and equipment, net	25,672			19,701			18,874
Goodwill and other intangibles, net	32,813			10,199			10,394
Accrued interest and other assets	104,521			105,657			110,652
Allowance for loan losses	(29,749)			(27,397)			(27,101)

Total assets	$3,196,560			$2,783,248			$2,671,633

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$428,030	$2,170	0.51%	$375,193	$2,170	0.58%	$281,807	$2,457	0.87%
Money markets	335,785	1,051	0.31%	294,466	820	0.27%	305,058	1,039	0.34%
Statement savings	252,832	685	0.27%	213,677	569	0.27%	217,797	650	0.30%
Certificates of deposit	834,137	8,352	1.00%	825,070	9,457	1.14%	888,661	10,693	1.20%

Total interest-bearing deposits	1,850,784	12,258	0.66%	1,708,406	13,016	0.76%	1,693,323	14,839	0.88%

Other borrowed funds	387,394	8,905	2.30%	293,927	8,754	2.98%	318,240	9,208	2.89%

Total interest-bearing liabilities and interest expense	2,238,178	21,163	0.95%	2,002,333	21,770	1.09%	2,011,563	24,047	1.20%

Noninterest-bearing liabilities:
Demand deposits	553,949			414,192			333,496
Other liabilities	33,989			46,171			43,831
Common shareholders' equity	370,444			320,552			282,743

Total liabilities and shareholders' equity	$3,196,560			$2,783,248			$2,671,633

Net interest income and net interest margin(2)		$109,165	3.59%		$93,438	3.52%		$91,902	3.61%

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35%.

 Rate and Volume Analysis
Years Ended December 31, 2014, 2013, and 2012
(In thousands)

	2014 Compared to 2013.			2013 Compared to 2012.
	Average Volume(3)	Average Rate	Increase (Decrease)	Average Volume(3)	Average Rate	Increase (Decrease)
Interest income:
Loans(1)(2):
Commercial and industrial	$3,446	$406	$3,852	$(570)	$(143)	$(713)
Real estate—commercial	12,032	(3,079)	8,953	9,400	(6,284)	3,116
Real estate—construction	3,336	(858)	2,478	487	(190)	297
Real estate—residential	3,964	(1,624)	2,340	257	(1,047)	(790)
Home equity lines	267	(60)	207	(265)	(37)	(302)
Consumer	289	15	304	(13)	15	2

Total loans(1)(2)	23,334	(5,200)	18,134	9,296	(7,686)	1,610

Loans held for sale	(4,860)	342	(4,518)	(3,109)	786	(2,323)
Investment securities available-for-sale(2)	2,135	(656)	1,479	452	(523)	(71)
Investment securities held-to-maturity	(69)	25	(44)	(44)	(71)	(115)
Other investments	37	206	243	(29)	104	75
Federal funds sold	(165)	(9)	(174)	86	(3)	83

Total interest income(2)	20,412	(5,292)	15,120	6,652	(7,393)	(741)

Interest expense:
Interest-bearing deposits:
Interest checking	306	(306)	—	814	(1,101)	(287)
Money markets	81	150	231	(7)	(212)	(219)
Statement savings	104	12	116	(12)	(69)	(81)
Certificates of deposit	21	(1,126)	(1,105)	(683)	(553)	(1,236)

Total interest-bearing deposits	512	(1,270)	(758)	112	(1,935)	(1,823)

Other borrowed funds	2,784	(2,633)	151	(703)	249	(454)

Total interest expense	3,296	(3,903)	(607)	(591)	(1,686)	(2,277)

Net interest income(2)	$17,116	$(1,389)	$15,727	$7,243	$(5,707)	$1,536

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

2014 Compared to 2013

        Net interest income for the year ended December 31, 2014 was $107.7 million, compared to $92.3 million for the year ended December 31, 2013, an increase of $15.4 million, or 16.6%. The increase in net interest income was primarily a result of the interest-earning assets we acquired from UFBC in addition to the organic growth that occurred during 2014. We also continued to strategically decrease rates on our deposit products as in past years as a result of the low interest rate environment during 2014.

        Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2014 and 2013 was 3.59% and 3.52%, respectively. The increase in our net interest margin was primarily a result of a decrease in the yields on our interest-bearing liabilities offset partially by a slight decrease in the yields over our interest-earning assets. Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our federal statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

        Average yields on interest-earning assets decreased to 4.29% in 2014 from 4.33% in 2013. Total average earning assets increased by 14.4% to $3.04 billion at December 31, 2014 compared to $2.66 billion at December 31, 2013 which resulted in an increase in total interest income on a tax equivalent basis of $15.1 million to $130.3 million for the year ended December 31, 2014 compared to $115.2 million for the same period of 2013. The increase in our earnings assets was primarily driven by an increase in average loans receivable of $516.7 million, which contributed to an additional $23.3 million in interest income on a tax equivalent basis for 2014. This increase in interest income was offset by a decrease in yields earned on the loan portfolio which decreased interest income $5.2 million on a tax equivalent basis. The increase in loans receivable during 2014 was a combination of loans acquired of $238.3 million during the year with the remaining increase in loans attributable to organic growth. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2014 and 2013. Additional interest income of approximately $592,000 for 2014 and $626,000 for 2013 would have been realized had all nonperforming loans performed as originally expected. Nonperforming loans exclude those loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

        As a result of the significant decrease in loan origination activity that occurred at George Mason during 2014, average balances for loans held for sale decreased $118.4 million to $288.3 million and resulted in a decrease in interest income from loans held for sale of $4.5 million to $12.2 million for the year ended December 31, 2014 from $16.7 million for the year ended December 31, 2013. As a result of the decrease in our loans held for sale portfolio, we invested the excess cash (which was earning 0.25% in federal funds sold) through purchases of $47.7 million in investment securities during 2014. The decrease in outstanding balances in the loans held for sale portfolio during 2014 contributed to the decrease in other borrowed funds as we use wholesale funding in the form of brokered certificates of deposits and FHLB advances to help fund this loan portfolio.

        Total average interest-bearing deposits increased $142.4 million to $1.85 billion at December 31, 2014 compared to $1.71 billion at December 31, 2013. Average non-interest-bearing deposits increased $139.8 million to $553.9 million at December 31, 2014 compared to $414.2 million at December 31, 2013. The largest increase in average interest-bearing deposit balances was in our interest checking, which increased $52.8 million compared to 2013. Average brokered certificates of deposit decreased $27.3 million during 2014. These changes in the mix of our interest-bearing liabilities assisted in us decreasing our cost of interest-bearing deposits to 0.66% in 2014 from 0.76% in 2013. The cost of other borrowed funds, which generally are shorter term fundings used to help fund our balance sheet growth and support our loans held for sale portfolio, decreased 68 basis points to 2.30% in 2014 from 2.98% in 2013, a result of our paying off certain FHLB advances at maturity as the loans held for sale portfolio decreased. The cost of interest-bearing liabilities decreased 14 basis points to 0.95% in 2014 from 1.09% in 2013 as a result of the aforementioned changes in funding sources.

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

        As a result of the decrease in loan origination activity that occurred at George Mason during 2013, average balances for loans held for sale decreased $79.5 million to $406.7 million and resulted in a decrease in interest income of $2.3 million to $16.7 million for the year ended December 31, 2013 from $19.0 million for the year ended December 31, 2012. As a result of the decrease in our loans held for sale portfolio, we invested the excess cash (which was earning 0.25% in federal funds sold) through purchases of $134.0 million in investment securities during 2013.

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

        At December 31, 2014, our asset/liability position was neutral based on our interest rate sensitivity model. Our net interest income would decrease by less than 0.5% in a down 100 basis point scenario and would increase by less than 0.9% in an up 200 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would decrease by less than 1.8% in a down 100 basis point scenario and would increase by less than 2.9% in an up 200 basis point scenario.

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

        We recorded a provision of $1.9 million for our loan loss provisioning for the year ended December 31, 2014 compared to a benefit of $32,000 for the year ended December 31, 2013. We recorded a benefit during 2013 as a result of recoveries we received on previously charged-off loans in prior periods in addition to improvements in certain of our loan quality metrics. The allowance for loan losses at December 31, 2014 was $28.3 million compared to $27.9 million at December 31, 2013. Our allowance for loan loss ratio as a percent of total loans at December 31, 2014 was 1.10% compared to 1.37% at December 31, 2013. The decrease in the allowance for loan loss ratio is due to the loans we acquired from UFBC during 2014 as these loans do not have an associated allowance.

        While we continue to report strong credit quality in our loan portfolio, we have experienced increases in our nonperforming assets as compared to historical periods and a modest increase in net charge-offs as we work out our problem credits. During 2014, our level of nonperforming assets increased as we acquired several impaired loans that were held within the UFBC loan portfolio. These impaired loans had been on nonaccrual status prior to the acquisition date or had demonstrated that there was with limited possibility for improvement and therefore we placed such loans on nonaccrual during 2014. The majority of the recoveries we recorded during 2014 were a result of sales of collateral by the borrower, which were then used to reimburse us for previously charged-off portions of impaired loans.

        We recorded net loan charge-offs of $1.5 million for the year ended December 31, 2014 and net loan recoveries of $496,000 for the year ended December 31, 2013. During 2014, we charged-off $2.1 million in commercial and industrial loans, residential loans of $120,000 and consumer loans of $8,000. Annualized net loan charge-offs was 0.06% of average loans receivable for the year ended December 31, 2014, compared to annualized net loan recoveries was 0.03% of average loans receivable for the year ended December 31, 2013. Nonaccrual loans (less interest and credit marks assigned to PCI loans) totaled $3.4 million at December 31, 2014 compared to $2.3 million at December 31, 2013.

        A sluggish job market and declining home values could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which could impact our charge-offs and provision for loan losses. Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At December 31, 2014, our commercial real estate portfolio (including construction lending) portfolio was 65.5% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level or our credit exposure to individual entities and industries, may not function as we have anticipated.

        The provision for loan losses was $7.1 million for 2012. Net charge-offs for the year ended December 31, 2012 was $5.9 million.

        See "Critical Accounting Policies" above for more information on our allowance for loan losses methodology.

        The following tables present additional information pertaining to the activity in and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Allowance for Loan Losses
Years Ended December 31, 2014, 2013, 2012, 2011, and 2010
(In thousands)

	2014	2013	2012	2011	2010
Beginning balance, January 1	$27,864	$27,400	$26,159	$24,210	$18,636
Provision for loan losses	1,938	(32)	7,123	6,910	10,502
Loans charged off:
Commercial and industrial	(2,050)	(42)	(6,153)	(5,057)	(3,187)
Residential	(120)	(185)	(751)	(577)	(2,064)
Consumer	(8)	(4)	(15)	(20)	(50)

Total loans charged off	(2,178)	(231)	(6,919)	(5,654)	(5,301)
Recoveries:
Commercial and industrial	397	621	756	340	3
Residential	165	104	277	338	219
Consumer	89	2	4	15	151

Total recoveries	651	727	1,037	693	373
Net (charge offs) recoveries	(1,527)	496	(5,882)	(4,961)	(4,928)
Ending balance, December 31,	$28,275	$27,864	$27,400	$26,159	$24,210

	2014	2013	2012	2011	2010
Loans:
Balance at year end	$2,581,114	$2,040,168	$1,803,429	$1,631,882	$1,409,302
Allowance for loan losses to loans receivable, net of fees	1.10%	1.37%	1.52%	1.60%	1.72%
Net charge-offs (recoveries) to average loans receivable	0.06%	–0.03%	0.35%	0.34%	0.37%

 Allocation of the Allowance for Loan Losses
At December 31, 2014, 2013, 2012, 2011, and 2010
(In thousands)

	2014		2013		2012
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,061	13.69%	$3,329	10.72%	$525	12.35%
Real estate—commercial	17,820	48.65%	16,076	51.30%	17,990	45.80%
Real estate—construction	6,105	16.82%	5,336	17.77%	7,675	20.69%
Real estate—residential	1,954	15.58%	2,421	14.65%	857	14.42%
Home equity lines	301	5.06%	609	5.36%	266	6.51%
Consumer	34	0.20%	93	0.20%	87	0.23%

Total allowance for loan losses	$28,275	100.00%	$27,864	100.00%	$27,400	100.00%

	2011		2010
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$3,390	14.98%	$2,941	14.20%
Real estate—commercial	13,377	45.59%	10,558	44.73%
Real estate—construction	6,495	18.06%	7,593	17.01%
Real estate—residential	1,709	13.71%	1,875	15.39%
Home equity lines	1,119	7.47%	1,175	8.46%
Consumer	69	0.19%	68	0.21%

Total allowance for loan losses	$26,159	100.00%	$24,210	100.00%

*
Percentage of loan type to the total loan portfolio.

Non-Interest Income

        The following table provides detail for non-interest income for the years ended December 31, 2014, 2013, and 2012.

Non-Interest Income
Years Ended December 31, 2014, 2013, and 2012
(In thousands)

	2014	2013	2012
Insufficient funds fee income	$431	$342	$369
Service charges on deposit accounts	669	640	558
Other fee income on deposit accounts	248	259	251
ATM transaction fees	822	751	736
Credit card fees	79	119	127
Loan service charges	1,916	1,328	1,472
Title Insurance & other income	—	987	2,489
Investment fee income	716	1,337	2,623
Realized and unrealized gains on mortgage banking activities	32,051	21,615	47,794
Net realized gains on investment securities available-for-sale	1,213	—	—
Net realized gains on investment securities—trading	478	68	158
Management fee income	21	1,981	4,082
Bank-owned life insurance income	483	411	3,072
Gain (loss) on sale of real estate	—	30	(333)
Other income (loss)	51	43	(6)

Total non-interest income	$39,178	$29,911	$63,392

        Non-interest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Non-interest income for the years ended December 31, 2014 and 2013 was $39.2 million and $29.9 million, respectively.

        The increase in non-interest income for the year ended December 31, 2014, compared to the same period of 2013, is primarily the result of an increase in realized and unrealized gains on mortgage banking activities from our mortgage banking segment. Realized and unrealized gains on mortgage banking activities increased $10.4 million to $39.2 million for the year ended December 31, 2014, compared to $21.6 million for 2013. For the year ended December 31, 2014, gains on sales of mortgage loans totaled $32.1 million, which was comprised of $28.7 million in realized gains and a $3.4 million increase in the fair value of rate lock commitments. For the year ended December 31, 2013, gains on sales of mortgage loans totaled $21.6 million, which was comprised of $36.7 million in realized gains and a $15.1 million decrease in the fair value of rate lock commitments. For the year ended December 31, 2014, we closed $3.0 billion in mortgage originations compared to $5.8 billion in 2013. Refinance activity represented approximately 21% of the originations during 2014, a decrease from 33% experienced during 2013.

        The increase in realized and unrealized gains on mortgage banking activities is a result of the increase in gain on sale margins we experienced during 2014 as compared to 2013. In addition, the change in the unrealized portion of our gains on loan sales was an increase of $3.4 million for the year ended December 31, 2014 compared to a decrease of $15.1 million for the year ended December 31, 2013. In accordance with GAAP, if a lender enters into a mortgage loan commitment with a customer and intends to sell the mortgage loan after it is funded, the written loan commitment is to be accounted for as a derivative instrument and is to be recorded at fair value through earnings. George

Mason enters into commitments where individual loans are "locked in" at a specified interest rate for a fixed period. At the time of commitment, George Mason also enters into a "best efforts" forward contract with an investor to sell the loan at an agreed upon price if, and after, the loan is closed. This price represents the fair value of the "interest rate lock commitment" (IRLC) and is an unrealized gain that is included in earnings during the period of the IRLC. This gain is also recognized earlier in earnings than the expenses associated with originating, underwriting and closing the loan, which, under GAAP, are recognized and deferred by the Company at the time of loan sale to the investor. When the loan actually closes, the unrealized gain is added to the basis of the ensuing loan held for sale (LHFS). At any point in time (e.g. quarter end) the fair value of the existing IRLCs (not yet closed) and the premium to the basis of existing LHFS (loans closed but not yet purchased by investors) represent unrealized gains that have been recognized in income, either in the current period or prior periods. At the time the loan is sold to investors, the "investor buy price" is equal to the basis of the loan held for sale, and there is no gain or loss recognized. This accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans. Direct costs associated with the loan origination, such as commissions and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities.

        Maintaining our revenue stream in the mortgage banking segment is dependent upon our ability to originate loans and sell them to investors at or near current volumes. Over the last two years, we have increased our mortgage banking presence to include the Richmond and Virginia Beach areas of the Commonwealth of Virginia. However, loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. During 2012, revenues from mortgage banking increased due to our expansion; however, a significant portion of this increase was also due to a lowering interest rate environment that resulted in high mortgage loan refinancing activity, which did not continue at 2012 levels during 2013 and 2014. Loan production levels may also suffer if we experience a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by less refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our net income.

        Management fee income, which represented the income earned for services George Mason provided to other mortgage companies owned by local home builders and generally fluctuated based on the volume of loan sales, decreased to $21,000 during 2014 compared to $2.0 million in 2013. The decrease in management fee income is a result of the discontinuation of all of our remaining managed company relationships within the last year.

        Investment fee income decreased $621,000 to $716,000 for the year ended December 31, 2014, compared to $1.3 million for 2013. Investment fee income includes net commissions earned at CWS during 2014 and for 2013, income earned at Wilson/Bennett and from our trust division prior to the completion of the aforementioned wealth management reorganization as of June 30, 2013.

        Service charges on deposit accounts increased $178,000 to $2.2 million for the year ended December 31, 2014, compared to $2.0 million for the year ended December 31, 2013. Service charges on deposit accounts include insufficient funds fee income, service charges on deposit accounts, other fee income on deposit accounts and ATM transaction fees as shown in the table above. Loan fees totaled $2.0 million for the year ended December 31, 2014, an increase of $548,000, compared to $1.4 million for the year ended December 31, 2013. Title insurance and other income totaled $0 for the year ended December 31, 2014, compared to $987,000 for the year ended December 31, 2013. The decrease in title insurance and other income is primarily a result of our closing George Mason's title company as new regulations impaired our ability to maintain a level of profitability within this subsidiary.

        For the year ended December 31, 2014, income from bank-owned life insurance was $483,000, an decrease of $72,000 when compared to the same period of 2013. The increase is a result of the increase in the earnings of the underlying investment assets of our bank-owned life insurance.

        We recorded trading gains of $478,000 for the year ended December 31, 2014, compared to trading gains of $68,000 for the year ended December 31, 2013. We have purchased investments to economically hedge against fair value changes of our nonqualified deferred compensation plan liability. These investments are designated as trading securities, and as such, the changes in fair value are reflected in earnings. These trading gains were primarily the result of increased stock prices and were mostly offset by a compensation expense associated with this benefit plan.

        For the year ended December 31, 2014, we recorded gains on the sales of investment securities available-for-sale of $1.2 million compared to none for the year ended December 31, 2013.

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

        Management fee income decreased $2.1 million to $2.0 million during 2013 as compared to $4.1 million in 2012. The decrease in management fee income is a result of the discontinuation of two managed company relationships within the last year in addition to the decrease in loan origination volume experienced during 2013.

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

Non-Interest Expense

        The following table reflects the components of non-interest expense for the years ended December 31, 2014, 2013 and 2012.

Non-Interest Expense
Years Ended December 31, 2014, 2013, and 2012
(In thousands)

	2014	2013	2012
Salary and benefits	$45,963	$41,523	$39,370
Occupancy	10,303	8,389	7,186
Professional fees	3,122	3,765	4,209
Depreciation	3,727	3,196	2,669
Data processing and communications	6,449	4,720	4,427
Advertising and marketing	5,064	4,688	5,197
FDIC insurance assessments	1,519	1,391	1,336
Mortgage loan repurchases and settlements	83	(49)	962
Bank franchise taxes	3,177	2,836	2,388
Amortization of intangibles	775	148	198
Impairment of pooled trust preferred securities	—	300	—
Merger and acquisition expense	5,781	464	—
Premises and equipment	3,217	4,164	3,524
Stationery and supplies	1,429	1,808	1,693
Loan expenses	548	589	454
Other taxes	619	624	467
Travel and entertainment	547	764	763
Miscellaneous	3,905	5,283	4,474

Total non-interest expense	$96,228	$84,603	$79,317

        Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense was $96.2 million and $84.6 million for the years ended December 31, 2014 and 2013, respectively, an increase of $11.6 million, or 13.7%. The increase in non-interest expense for the year ended December 31, 2014, compared to 2013, was primarily the result of increases in salary and benefits costs, occupancy expense, and expenses related to the acquisition of UFBC during 2014.

        Salaries and benefits expense increased $4.4 million to $46.0 million for the year ended December 31, 2014 compared to $41.5 million for 2013. The increase in salaries and benefits expense is primarily related to increases in our business development personnel in our commercial banking and mortgage banking segments. We added commercial lenders at the Bank and opened one de novo banking offices during 2014. In addition, the variable component of our compensation expense increased during 2014 as a result of our 2014 performance.

        Occupancy expense increased $1.9 million to $10.3 million for the year ended December 31, 2014 compared to $8.4 million for 2013. The increase in occupancy expense during 2014 as compared to 2013 is primarily attributable to an increase in mortgage origination offices and acquired and de novo banking offices as we strategically increase our market share. Data processing and communications expense increased $1.7 million to $6.4 million for the year ended December 31, 2014 compared to $4.7 million, a result of the aforementioned increase in locations.

        Professional fees decreased $643,000 to $3.1 million for 2014 compared to $3.8 million for 2013. The decrease in professional fees during 2014 as compared to 2013 is primarily attributable to a decrease in temporary staffing that was allocated to George Mason to handle the increase in loan origination volume during the 2013 refinance boom. The level of temporary staffing was maintained at George Mason until the beginning of the third quarter of 2013 when loan origination volume dropped significantly due to the current mortgage market conditions. Advertising and marketing expense increased slightly by $376,000 to $5.1 million for the year ended December 31, 2014 as compared to $4.7 million for the same period of 2013. The increase in marketing and advertising expense was a result of the branch expansion that occurred during 2014 as a result of branch acquisitions and de novo growth.

        Mortgage loan repurchases and settlements for 2014 was $83,000 compared to a benefit of $49,000 for the year ended December 31, 2013. Over the last few years, we have taken steps to limit our exposure to loan repurchases through agreements entered into with various investors. Given the steps that have been taken to limit our exposure coupled with the passage of time and the expiration of the statute of limitations for loans originated in certain prior years, our current expectation is that future putback claims will be limited in number. We evaluate the individual merits of each claim, and recognize an expense when settlement is deemed probable and the amount of such a settlement is estimable.

        Merger and acquisition expense was $5.8 million for the year ended December 31, 2014 compared to $464,000 for the year ended December 31, 2013 as a result of our acquisition of United Financial Banking Companies, Inc. Merger and acquisition related expenses primarily include expenses related to staff reductions, branch office consolidations, contract termination payments and back office systems consolidations.

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

        We recorded an other-than-temporary-impairment of $300,000 for the year ended December 31, 2013 as a result of the issuance of the Final Rules required by the Financial Reform Act which were released by federal banking agencies in late 2013. The impairment recorded brought the book value of these investments in line with their fair value as of December 31, 2013.

        Merger and acquisition expense was $464,000 for the year ended December 31, 2013 as a result of our acquisition of United Financial Banking Companies, Inc. We recorded no such expense during 2012.

Income Taxes

        We recorded a provision for income tax expense of $16.0 million for the year ended December 31, 2014, compared to $12.2 million for the year ended December 31, 2013. Our effective tax rate for December 31, 2014 was 32.9%, compared to 32.3% for 2013. Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments and tax credits we have related to low income housing investments we have.

        We recorded a provision for income tax expense of $22.7 million for the year ended December 31, 2012. Our effective tax rate for December 31, 2012 was 33.3%. See also "Critical Accounting Policies—Valuation of Deferred Tax Assets".

Statements of Condition

Loans Receivable, Net

        Total loans receivable, net of deferred fees and costs, were $2.58 billion at December 31, 2014, an increase of $540.9 million, or 26.5%, compared to $2.04 billion at December 31, 2013. Loans held for sale decreased $58.7 million to $315.3 million at December 31, 2014 compared to $374.0 million at December 31, 2013. The decrease in our inventory of loans held for sale during 2014 compared to 2013 is primarily due to the significant decrease in loan origination and sales volume, as mortgage rates have increased as a result of market concerns over the ending of qualitative easing by the Federal Reserve which had kept interest rate at historic lows.

        At December 31, 2014, we had loans accounted for on a nonaccrual basis (less interest and credit marks for PCI loans) totaling $3.4 million. Nonaccrual loans at December 31, 2013 totaled $2.3 million. We had no accruing loans contractually past due 90 days or more as to principal or interest payments at December 31, 2014 and December 31, 2013. During 2014, our level of nonperforming loans increased as we acquired several impaired loans that were held within the UFBC loan portfolio. These impaired loans had been on nonaccrual status prior to the acquisition date or had demonstrated that there was with limited possibility for improvement and therefore we placed such loans on nonaccrual during 2014. Loans that are classified as "troubled debt restructurings" at December 31, 2014 totaled $289,000 compared to $2.3 million at December 31, 2013.

        Interest income on nonaccrual loans, if recognized, is recorded when cash is received. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years. While on nonaccrual, the collection of interest is recorded as interest income only after all past-due principal has been collected. When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status. At December 31, 2014, the loans on nonaccrual status did not have a valuation allowance. Gross interest income that would have been recorded if our nonaccrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2014 and 2013 was $866,000 and $626,000, respectively. The interest income realized prior to loans being placed on nonaccrual status for the year ended December 31, 2014 and 2013 was $129,000 and $5,000, respectively.

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

        The ratio of nonperforming loans to total loans was 0.17%, 0.11%, and 0.42% at December 31, 2014, 2013 and 2012, respectively.

        The following tables present the composition of our loans receivable portfolio at the end of each of the five years ended December 31, 2014 and additional information on nonperforming loans receivable.

Loans Receivable
At December 31, 2014, 2013, 2012, 2011, and 2010
(In thousands)

	2014		2013		2012
Commercial and industrial	$353,921	13.69%	$219,156	10.72%	$222,961	12.35%
Real estate—commercial	1,257,854	48.65%	1,048,579	51.30%	827,243	45.80%
Real estate—construction	434,908	16.82%	363,063	17.77%	373,717	20.69%
Real estate—residential	402,678	15.58%	299,484	14.65%	260,352	14.42%
Home equity lines	130,885	5.06%	109,481	5.36%	117,647	6.51%
Consumer	5,083	0.20%	4,159	0.20%	4,204	0.23%

Gross loans	2,585,329	100.00%	2,043,922	100.00%	1,806,124	100.00%
Net deferred (fees) costs	(4,215)		(3,754)		(2,695)
Less: allowance for loan losses	(28,275)		(27,864)		(27,400)

Loans receivable, net	$2,552,839		$2,012,304		$1,776,029

	2011		2010
Commercial and industrial	$244,874	14.98%	$200,384	14.20%
Real estate—commercial	745,317	45.59%	631,292	44.73%
Real estate—construction	295,189	18.06%	240,007	17.01%
Real estate—residential	224,171	13.71%	217,130	15.39%
Home equity lines	122,130	7.47%	119,403	8.46%
Consumer	3,148	0.19%	3,042	0.21%

Gross loans	1,634,829	100.00%	1,411,258	100.00%
Net deferred (fees) costs	(2,947)		(1,956)
Less: allowance for loan losses	(26,159)		(24,210)

Loans receivable, net	$1,605,723		$1,385,092

 Nonperforming Loans
At December 31, 2014, 2013, 2012, 2011, and 2010
(In thousands)

	2014	2013	2012	2011	2010
Nonaccruing loans	$3,361	$2,314	$7,626	$14,614	$7,516
Loans contractually past-due 90 days or more	—	—	—	208	49

Total nonperforming loans	$3,361	$2,314	$7,626	$14,822	$7,565

        The following table presents information on loan maturities and interest rate sensitivity.

Loan Maturities and Interest Rate Sensitivity
At December 31, 2014
(Dollars in thousands)

	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and industrial	$169,695	$121,198	$63,028	$353,921
Real estate—commercial	388,221	552,991	316,642	1,257,854
Real estate—construction	306,394	73,225	55,289	434,908
Real estate—residential	129,603	209,748	63,327	402,678
Home equity lines	127,528	3,155	202	130,885
Consumer	2,877	845	1,361	5,083

Total loans receivable	$1,124,318	$961,162	$499,849	$2,585,329

Fixed-rate loans		$457,364	$412,816	$870,180
Floating-rate loans		503,798	87,033	590,831

Total loans receivable		$961,162	$499,849	$1,461,011

*
Payments due by period are based on the repricing characteristics and not contractual maturities.

Investment Securities

        Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes of our nonqualified deferred compensation plan liability. These securities include cash equivalents, equities and mutual funds. Investment securities were $348.2 million at December 31, 2014, a decrease of $11.5 million or 3.2%, from $359.7 million at December 31, 2013. We purchased $48.0 million in investment securities during 2014 as a result of an excess cash position we had at the Bank due to the decrease in our loans held for sale portfolio.

        At December 31, 2014, the yield on the available-for-sale investment portfolio was 3.44% and the yield on the held-to-maturity portfolio was 1.13%.

        We complete reviews for other-than-temporary impairment at least quarterly. As of December 31, 2014, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2014, 99% of our mortgage-backed securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

        We have $1.5 million in non-government non-agency mortgage-backed securities in our available-for-sale portfolio. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2014, certain of our investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

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

        As of December 31, 2013, we owned four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio. Based on the interim rule, only two of the four investments were exempt from the covered fund definition. For the two investments that were not exempt as a result of the interim rule, we are required to divest its investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule, which as of December 18, 2014, has been extended to July 21, 2017. As a result of this new regulation, these two investments were reclassified to the available-for-sale investment securities portfolio and an other-than-temporary impairment of $300,000 was recognized as of December 31, 2013. The impairment recorded was determined based on the market bid price of these investments. During the fourth quarter of 2014, one of these two available-for-sale pooled trust preferred investments paid off early, and we recognized a gain of $120,000 from the prior year's other-than-temporary impairment charge recorded as of December 31, 2013. The remaining available-for-sale pooled trust preferred security had a par value of $2.0 million and a carrying value of $1.8 million as of December 31, 2014.

        The par value of the two pooled trust preferred securities still classified as held-to-maturity totaled $4.0 million at December 31, 2014. The collateral underlying these structured securities are instruments issued by financial institutions. We own the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. One security has a composite rating of A- and the other security has a composite rating of BBB+. Observable trading activity remains limited for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired. We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches. We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

        In one of the pooled trust preferred securities, 64% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $179 million of the remaining $231 million, or 78% of the performing collateral defaulted or deferred payment. In the other pooled trust preferred security, 63% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $157 million of the remaining $219 million, or 72% of the performing collateral defaulted or deferred payment. Significant judgment is involved in the evaluation of other-than-temporary impairment. We do not intend to sell nor do we believe it is probable that we will be required to sell these pooled trust preferred securities prior to the recovery of its investment.

        With the exception of the aforementioned impairment recorded on certain of our pooled trust preferred securities, no other-than-temporary impairment has been recognized for the remaining securities in our investment portfolio as of December 31, 2014 and 2013.

        We hold $13.7 million in FHLB stock at December 31, 2014 which is included in other investments on the statement of condition.

        Investment securities were $359.7 million at December 31, 2013, an increase of $73.3 million or 25.6%, from $286.4 million at December 31, 2012. We purchased $134.2 million in investment securities during 2013 as a result of an excess cash position we had at the Bank due to the decrease in our loans held for sale portfolio.

        Of the $359.7 million in the investment portfolio at December 31, 2013, $3.9 million were classified as held-to-maturity, $349.3 million were classified as available-for-sale, and $3.9 million were classified as trading securities. At December 31, 2013, the yield on the available-for-sale investment portfolio was 3.63% and the yield on the held-to-maturity portfolio was 1.79%.

        The following table reflects the composition of the investment portfolio at December 31, 2014, 2013, and 2012.

Investment Securities
At December 31, 2014, 2013, and 2012
(In thousands)

	Amortized Cost	Fair Value	Average Yield
Available-for-sale at December 31, 2014
U.S. government-sponsored agencies
Within one year	$499	$500	0.42%
One to five years	25,922	26,954	3.02%
Five to ten years	19,996	21,905	3.82%
After ten years	24,618	24,794	3.21%

Total U.S. government-sponsored agencies	71,035	74,153	3.29%

Mortgage-backed securities(1)
One to five years	4,761	4,857	2.79%
Five to ten years	32,846	34,595	3.39%
After ten years	81,201	86,029	3.59%

Total mortgage-backed securities	118,808	125,481	3.50%

Tax exempt municipal securities(2)
Within one year	4,178	4,270	4.19%
One to five years	9,123	9,601	3.15%
Five to ten years	32,080	33,834	3.57%
After ten years	79,770	83,639	3.38%
Taxable municipal securities
Five to ten years	4,258	4,712	4.99%
After ten years	996	1,066	5.33%

Total municipal securities	130,405	137,122	3.50%

Pooled trust preferred & corporate securities
Within one year	502	502	0.35%
After ten years	1,821	1,873	1.48%

Total pooled trust preferred & corporate securities	2,323	2,375	1.24%

Total investment securities available-for-sale	$322,571	$339,131	3.44%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity at December 31, 2014
Mortgage-backed securities(1)
One to five years	$19	$19	8.10%

Total mortgage-backed securities	19	19	8.10%

Pooled trust preferred securities
After ten years	4,005	3,315	1.09%

Total pooled trust preferred securities	4,005	3,315	1.09%

Total investment securities held-to-maturity	4,024	3,334	1.13%

Total investment securities	$326,595	$342,465	3.41%

	Amortized Cost	Fair Value	Average Yield
Available-for-sale at December 31, 2013
U.S. government-sponsored agencies
One to five years	$25,591	$26,863	3.07%
Five to ten years	20,000	21,404	3.82%
After ten years	29,971	28,661	3.59%

Total U.S. government-sponsored agencies	75,562	76,928	3.47%

Mortgage-backed securities(1)
One to five years	99	101	4.66%
Five to ten years	25,883	26,134	3.57%
After ten years	118,627	121,594	3.78%

Total mortgage-backed securities	144,609	147,829	3.74%

Tax exempt municipal securities(2)
Within one year	3,557	3,661	4.44%
One to five years	4,529	4,809	3.83%
Five to ten years	37,392	38,870	3.55%
After ten years	62,970	63,744	3.61%
Taxable municipal securities
Five to ten years	4,273	4,602	4.99%
After ten years	995	1,052	5.33%

Total municipal securities	113,716	116,738	3.69%

U. S. treasury securities
Within one year	4,992	5,029	2.36%

Total U.S. treasury securities	4,992	5,029	2.36%

Pooled trust preferred securities
After ten years	2,795	2,795	1.49%

Total pooled trust preferred securities	2,795	2,795	1.49%

Total investment securities available-for-sale	$341,674	$349,319	3.63%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity at December 31, 2013
Mortgage-backed securities(1)
One to five years	$663	$703	4.63%
Five to ten years	131	137	5.44%
After ten years	1,678	1,777	2.02%

Total mortgage-backed securities	2,472	2,617	2.90%

Pooled trust preferred securities
After ten years	4,005	2,910	1.11%

Total pooled trust preferred securities	4,005	2,910	1.11%

Total investment securities held-to-maturity	6,477	5,527	1.79%

Total investment securities	$348,151	$354,846	3.58%

	Amortized Cost	Fair Value	Average Yield
Available-for-sale at December 31, 2012
U.S. government-sponsored agencies
One to five years	$25,596	$27,757	3.01%
Five to ten years	30,160	33,776	3.01%

Total U.S. government-sponsored agencies	55,756	61,533	3.01%

Mortgage-backed securities(1)
Five to ten years	4,956	5,261	4.18%
After ten years	105,258	113,652	4.26%

Total mortgage-backed securities	110,214	118,913	4.26%

Tax exempt municipal securities(2)
One to five years	5,137	5,428	4.13%
Five to ten years	26,191	28,738	3.51%
After ten years	42,445	46,163	4.03%
Taxable municipal securities
Five to ten years	3,789	4,345	4.97%
After ten years	1,493	1,673	5.27%

Total municipal securities	79,055	86,347	3.93%

U. S. treasury securities
One to five years	4,968	5,110	2.36%

Total U.S. treasury securities	4,968	5,110	2.36%

Total investment securities available-for-sale	$249,993	$271,903	3.84%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity at December 31, 2012
Mortgage-backed securities(1)
One to five years	$186	$201	4.48%
Five to ten years	928	991	4.77%
After ten years	2,591	2,755	3.86%

Total mortgage-backed securities	3,705	3,947	4.12%

Pooled trust preferred securities
After ten years	7,661	5,072	1.38%

Total pooled trust preferred securities	7,661	5,072	1.38%

Total investment securities held-to-maturity	11,366	9,019	2.27%

Total investment securities	$261,359	$280,922	3.77%

Deposits and Other Borrowed Funds

        Total deposits were $2.54 billion at December 31, 2014, an increase of $476.5 million, or 23.1%, from $2.06 billion at December 31, 2013. The increase in total deposits during 2014 as compared to 2013 was primarily due the deposits we acquired in our acquisition of UFBC of $295.2 million, and $64.6 million in deposits from a branch office acquisition in Gainesville, Virginia, in addition to organic growth that occurred during the year. We have had success in attracting deposit balances from customers seeking to deposit their money with smaller, local banks and depositors are increasing balances held with financial institutions as a result of the increased protection of their money by the FDIC.

        We use short term brokered CDs to assist us in funding our loans held for sale portfolio. Brokered certificates of deposit increased to $310.4 million at December 31, 2014, of which $32.3 million were placed in the CDARS program. We are a member of the Certificates of Deposit Account Registry Service ("CDARS"). CDARS allows banking customers to access FDIC insurance protection on multi-million dollar certificates of deposit. When a customer places a large deposit through CDARS, funds are placed into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection. Brokered certificates of deposit at December 31, 2013 were $301.2 million, of which $72.7 million were in the CDARS program.

        Other borrowed funds, which primarily include federal funds purchased, customer repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, were $438.0 million at December 31, 2014, a decrease of $37.2 million, from $475.2 million at December 31, 2013. The primary reason for the decrease in other borrowed funds at December 31, 2014 was due to a decrease in advances from the Federal Home Loan Bank of Atlanta of $75 million to $240.0 million at December 31, 2014 compared to $315.0 million at December 31, 2012. These advances were primarily used to assist in funding loans receivable originations at the Bank during 2013.

        Other borrowed funds at each of December 31, 2014 and 2013, included $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities. This debt had an interest rate of 2.64% at each of December 31, 2014 and 2013. Cardinal Statutory Trust I is an unconsolidated entity as we are not the primary beneficiary of the trust.

        In connection with the UFBC acquisition, we acquired all of the voting and common shares of UFBC Capital Trust I (the "UFBC Trust"), which is a wholly-owned subsidiary established for the sole purpose of issuing $5.0 million of floating rate junior subordinated deferrable interest debentures. These trust preferred securities are due in 2035 and have an interest rate of LIBOR plus 2.10%, which adjusts quarterly. At December 31, 2014, the interest rate on trust preferred securities was 2.34%. The UFBC Trust is an unconsolidated subsidiary since we are not the primary beneficiary of this entity.

        At December 31, 2014, other borrowed funds also included $103.7 million in customer repurchase agreements compared to $94.6 million at December 31, 2013. Federal funds purchased at December 31, 2014 was $70.0 million compared to $45.0 million at December 31, 2013.

        The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2014.

Short-Term Borrowings and Other Borrowed Funds
At December 31, 2014
(In thousands)

Other short-term borrowed funds:		Amount
Customer repurchase agreements	0.15%	$103,656
Federal Funds Purchased	0.34%	70,000

Total other short-term borrowed funds and weighted average rate	0.23%	$173,656

Other borrowed funds:
Trust preferred	2.82%	$24,339
FHLB advances—long term	3.32%	240,000

Other borrowed funds and weighted average rate	3.27%	$264,339

Total other borrowed funds and weighted average rate	2.07%	$437,995

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

Certificates of Deposit of $100,000 or More
At December 31, 2014, 2013, and 2012
(In thousands)

	2014
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$64,497	$11,826	$76,323
Over three months through six months	40,757	2,056	42,813
Over six months through twelve months	73,437	18,608	92,045
Over twelve months	161,049	36,089	197,138

	$339,740	$68,579	$408,319

	2013
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$116,690	$7,196	$123,886
Over three months through six months	43,466	2,455	45,921
Over six months through twelve months	46,909	2,105	49,014
Over twelve months	90,186	40,970	131,156

	$297,251	$52,726	$349,977

	2012
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$281,426	$15,024	$296,450
Over three months through six months	59,679	2,445	62,124
Over six months through twelve months	54,783	3,369	58,152
Over twelve months	115,776	32,582	148,358

	$511,664	$53,420	$565,084

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

        Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at December 31, 2014, 2013 and 2012 follows.

Segment Reporting
December 31, 2014, 2013, and 2012
(In thousands)

At and for the Year Ended December 31, 2014:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$105,584	$2,818	$—	$(702)	$—	$107,700
Provision for loan losses	1,938	—	—	—	—	1,938
Non-interest income	5,727	32,314	636	501	—	39,178
Non-interest expense	58,315	30,813	428	6,672	—	96,228
Provision (benefit) for income taxes	16,707	1,661	73	(2,412)	—	16,029

Net income (loss)	$34,351	$2,658	$135	$(4,461)	$—	$32,683

Total Assets	$3,334,243	$356,672	$2,399	$385,782	$(679,962)	$3,399,134

At and for the Year Ended December 31, 2013:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$90,563	$2,474	$—	$(692)	$—	$92,345
Provision for loan losses	(117)	85	—	—	—	(32)
Non-interest income	3,767	24,760	1,337	85	(38)	29,911
Non-interest expense	43,832	35,185	1,580	4,044	(38)	84,603
Provision (benefit) for income taxes	16,734	(2,821)	(81)	(1,657)	—	12,175

Net income (loss)	$33,881	$(5,215)	$(162)	$(2,994)	$—	$25,510

Total Assets	$2,862,039	$380,124	$2,266	$323,538	$(673,737)	$2,894,230

At and for the Year Ended December 31, 2012:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$89,472	$2,365	$—	$(834)	$—	$91,003
Provision for loan losses	6,865	258	—	—	—	7,123
Non-interest income	5,868	54,794	2,623	176	(69)	63,392
Non-interest expense	43,495	29,529	2,656	3,706	(69)	79,317
Provision (benefit) for income taxes	14,436	9,764	(14)	(1,528)	—	22,658

Net income (loss)	$30,544	$17,608	$(19)	$(2,836)	$—	$45,297

Total Assets	$2,954,412	$815,820	$2,693	$329,328	$(1,063,066)	$3,039,187

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

        Shareholders' equity at December 31, 2014 was $377.3 million, an increase of $56.8 million, compared to $320.5 million at December 31, 2013. The increase in shareholders' equity was attributable to the recognition of net income of $32.7 million for the year ended December 31, 2014 and the shares issued as a result of our acquisition of UFBC. For each share of UFBC common stock outstanding, the shareholders of UFBC received a fixed exchange ratio of $19.13 in cash and 1.154 shares of our common stock. We issued 1.6 million shares of our common stock and added $25.2 million in additional paid in capital for a total of $26.8 million in additional capital. Changes in accumulated other comprehensive income added $5.3 million in capital offset by dividends paid to common shareholders of $10.9 million during 2014. Total shareholders' equity to total assets for each of December 31, 2014 and 2013 was 11.1%. Book value per share at December 31, 2014 and 2013 was $11.76 and $10.57, respectively. Total risk-based capital to risk-weighted assets was 11.78% at December 31, 2014 compared to 12.89% at December 31, 2013. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2014.

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

        As noted above, regulatory capital levels for the bank and bank holding company meet those established for "well-capitalized" institutions. While we are currently considered "well-capitalized," we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities. As a result of the implementation of the Basel III capital rules effective January 1, 2015, management believes that, as of December 31, 2014, the Company and its banking subsidiary would meet all capital adequacy requirements under the new Basel III capital rules.

        The following table shows the minimum capital requirement and our capital position at December 31, 2014, 2013, and 2012 for the Company and for the Bank.

Capital Components
At December 31, 2014, 2013, and 2012
(In thousands)

Cardinal Financial Corporation (Consolidated):

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2014
Total risk-based capital	$383,704	11.78%	$260,653	≥	8.00%	$325,816	≥	10.00%
Tier I risk-based capital	354,843	10.89%	130,326	≥	4.00%	195,490	≥	6.00%
Leverage capital ratio	354,843	10.81%	131,273	≥	4.00%	164,091	≥	5.00%
At December 31, 2013
Total risk-based capital	$349,894	12.89%	$217,111	≥	8.00%	$271,389	≥	10.00%
Tier I risk-based capital	321,513	11.85%	108,555	≥	4.00%	162,833	≥	6.00%
Leverage capital ratio	321,513	11.70%	109,928	≥	4.00%	137,410	≥	5.00%
At December 31, 2012
Total risk-based capital	$328,547	13.04%	$201,530	≥	8.00%	$251,913	≥	10.00%
Tier I risk-based capital	300,732	11.94%	100,765	≥	4.00%	151,148	≥	6.00%
Leverage capital ratio	300,732	10.49%	114,693	≥	4.00%	143,366	≥	5.00%

Cardinal Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2014
Total risk-based capital	$379,979	11.73%	$259,221	≥	8.00%	$324,026	≥	10.00%
Tier I risk-based capital	351,118	10.84%	129,610	≥	4.00%	194,416	≥	6.00%
Leverage capital ratio	351,118	10.75%	130,613	≥	4.00%	163,266	≥	5.00%
At December 31, 2013
Total risk-based capital	$343,392	12.73%	$215,733	≥	8.00%	$269,666	≥	10.00%
Tier I risk-based capital	315,011	11.68%	107,867	≥	4.00%	161,800	≥	6.00%
Leverage capital ratio	315,011	11.54%	109,212	≥	4.00%	136,515	≥	5.00%
At December 31, 2012
Total risk-based capital	$315,511	12.59%	$200,440	≥	8.00%	$250,550	≥	10.00%
Tier I risk-based capital	287,695	11.48%	100,220	≥	4.00%	150,330	≥	6.00%
Leverage capital ratio	287,695	10.08%	114,196	≥	4.00%	142,745	≥	5.00%

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

        Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $377.3 million at December 31, 2014, or 11.1% of total assets. We held investments that are classified as held-to-maturity in the amount of $4.0 million at December 31, 2014. To maintain ready access to the Bank's secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial loan portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at December 31, 2014 was approximately $612.5 million. Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $157.6 million at December 31, 2014. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us. In addition, we have unsecured federal funds purchased lines of $315 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

        The required payments under such obligations excluding interest were as follows:

Contractual Obligations
At December 31, 2014
(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$603,237	$283,383	$254,666	$53,681	$11,507
Brokered certificates of deposit	310,418	165,468	139,448	5,502	—
Advances from the Federal Home Loan Bank of Atlanta	240,000	10,000	180,000	30,000	20,000
Trust preferred securities	24,339	—	—	—	24,339
Operating lease obligations	36,545	8,281	12,319	8,448	7,497

Total	$1,214,539	$467,132	$586,433	$97,631	$63,343

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

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2014 and 2013, is as follows:

(In thousands)	2014	2013
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$1,517,088	$1,486,572
Standby letters of credit	33,861	28,008

        Commitments to extend credit of $194.9 million as of December 31, 2014 were related to George Mason's mortgage loan funding commitments and were of a short-term nature. Commitments to extend credit of $1.3 billion primarily have floating rates as of December 31, 2014. It is uncertain as to the amount that we will be required to fund on these commitments as many such arrangements expire with no amount drawn.

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

        During 2014 and 2013, George Mason settled with investors on such loans for a total of $194,000 and $302,000, respectively. This reserve had a balance of $150,000 and $261,000 at December 31, 2014 and 2013, respectively. The expense (benefit) related to this reserve for the years ended December 2014, 2013, and 2012 was $83,000, ($49,000), and $962,000, respectively.

Quarterly Data

        The following table provides quarterly data for the years ended December 31, 2014 and 2013. Quarterly per share results may not calculate to the year-end per share results due to rounding.

Quarterly Data
Years ended December 31, 2014 and 2013
(In thousands, except per share data)

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$32,826	$33,239	$32,138	$30,660
Interest expense	5,622	5,323	5,225	4,993

Net interest income	27,204	27,916	26,913	25,667
Provision for loan losses	603	—	(615)	(1,926)

Net interest income after provision for loan losses	27,807	27,916	26,298	23,741
Non-interest income	10,375	8,451	11,684	8,668
Non-interest expense	23,026	22,215	25,197	25,790

Net income before income taxes	15,156	14,152	12,785	6,619
Provision for income taxes	4,638	4,710	4,352	2,329

Net income	$10,518	$9,442	$8,433	$4,290

Earnings per share—basic	$0.32	$0.29	$0.26	$0.13

Earnings per share—diluted	$0.32	$0.29	$0.26	$0.13

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$29,078	$29,052	$27,779	$28,206
Interest expense	5,279	5,360	5,526	5,605

Net interest income	23,799	23,692	22,253	22,601
Provision for loan losses	(400)	(157)	132	457

Net interest income after provision for loan losses	23,399	23,535	22,385	23,058
Non-interest income	6,152	1,658	13,627	8,474
Non-interest expense	21,626	21,044	21,251	20,682

Net income before income taxes	7,925	4,149	14,761	10,850
Provision for income taxes	2,379	1,168	4,958	3,670

Net income	$5,546	$2,981	$9,803	$7,180

Earnings per share—basic	$0.18	$0.10	$0.32	$0.23

Earnings per share—diluted	$0.18	$0.10	$0.32	$0.23

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

        At December 31, 2014, our asset/liability position was neutral based on our interest rate sensitivity model. Our net interest income would decrease by less than 0.5% in a down 100 basis point scenario and would increase by less than 0.9% in an up 200 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would decrease by less than 1.8% in a down 100 basis point scenario and would increase by less than 2.9% in an up 200 basis point scenario.

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

        We have audited Cardinal Financial Corporation and subsidiaries (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the controls over the Company's process to record new or modified loans in the loan sub-ledger system has been identified and included in Management's Report on Internal Control over Financial Reporting. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 16, 2015, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

McLean, Virginia
March 16, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cardinal Financial Corporation:

        We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
March 16, 2015

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2014 and 2013

(In thousands, except share data)

	2014	2013
Assets
Cash and due from banks	$20,298	$18,285
Federal funds sold	17,891	10,924

Total cash and cash equivalents	38,189	29,209
Investment securities available-for-sale	339,131	349,319
Investment securities held-to-maturity (market value of $3,334 and $5,527 at December 31, 2014 and December 31, 2013, respectively)	4,024	6,477
Investment securities—trading	5,067	3,890

Total investment securities	348,222	359,686
Other investments	15,941	19,068
Loans held for sale	315,323	373,993
Loans receivable, net of deferred fees and costs	2,581,114	2,040,168
Allowance for loan losses	(28,275)	(27,864)

Loans receivable, net	2,552,839	2,012,304
Premises and equipment, net	25,253	20,389
Deferred tax asset, net	4,831	5,395
Goodwill and intangibles, net	37,312	10,144
Bank-owned life insurance	32,546	32,063
Accrued interest receivable and other assets	28,678	31,979

Total assets	$3,399,134	$2,894,230

Liabilities and Shareholders' Equity
Non-interest bearing deposits	$572,071	$433,749
Interest bearing deposits	1,963,259	1,625,110

Total deposits	2,535,330	2,058,859
Other borrowed funds	437,995	475,232
Mortgage funding checks	19,469	6,528
Escrow liabilities	2,035	1,572
Accrued interest payable and other liabilities	26,984	31,507

Total liabilities	3,021,813	2,573,698

	2014	2013
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	32,078,227	30,332,685	32,078	30,333
Additional paid-in capital			201,948	174,001
Retained earnings			133,129	111,323
Accumulated other comprehensive income, net			10,166	4,875

Total shareholders' equity			377,321	320,532

Total liabilities and shareholders' equity			$3,399,134	$2,894,230

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2014, 2013, and 2012

(In thousands, except per share data)

	2014	2013	2012
Interest income:
Loans receivable	$104,175	$86,152	$84,615
Loans held for sale	12,177	16,695	19,017
Federal funds sold	92	266	173
Investment securities available-for-sale	11,694	10,481	10,673
Investment securities held-to-maturity	145	189	305
Other investments	580	332	267

Total interest income	128,863	114,115	115,050
Interest expense:
Deposits	12,258	13,016	14,839
Other borrowed funds	8,905	8,754	9,208

Total interest expense	21,163	21,770	24,047

Net interest income	107,700	92,345	91,003
Provision for loan losses	1,938	(32)	7,123

Net interest income after provision for loan losses	105,762	92,377	83,880
Non-interest income:
Service charges on deposit accounts	2,170	1,992	1,914
Loan fees	1,995	1,447	1,599
Title insurance & other income	—	987	2,489
Investment fee income	716	1,337	2,623
Realized and unrealized gains on mortgage banking activities	32,051	21,615	47,794
Net realized gains on investment securities available-for-sale	1,213	—	—
Net realized gains on investment securities—trading	478	68	158
Management fee income	21	1,981	4,082
Income from bank-owned life insurance	483	411	3,072
Gain (loss) on sale of real estate	—	30	(333)
Other income (loss)	51	43	(6)

Total non-interest income	39,178	29,911	63,392
Non-interest expense:
Salary and benefits	45,963	41,523	39,370
Occupancy	10,303	8,389	7,186
Professional fees	3,122	3,765	4,209
Depreciation	3,727	3,196	2,669
Data processing and communications	6,449	4,720	4,427
Advertising and marketing	5,064	4,688	5,197
FDIC insurance assessment	1,519	1,391	1,336
Mortgage loan repurchases and settlements	83	(49)	962
Bank franchise taxes	3,177	2,836	2,388
Amortization of intangibles	775	148	198
Impairment of pooled trust preferred securities	—	300	—
Merger and acquisition expense	5,781	464	—
Other operating expenses	10,265	13,232	11,375

Total non-interest expense	96,228	84,603	79,317

Income before income taxes	48,712	37,685	67,955
Provision for income taxes	16,029	12,175	22,658

Net income	$32,683	$25,510	$45,297

Earnings per common share—basic	$1.01	$0.83	$1.53

Earnings per common share—diluted	$1.00	$0.82	$1.51

Weighted-average common shares outstanding—basic	32,392	30,687	29,654

Weighted-average common shares outstanding—diluted	32,824	31,077	29,996

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2014, 2013, and 2012

(In thousands)

	2014	2013	2012
Net income	$32,683	$25,510	$45,297
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the year, net of tax expense of $3.2 million in 2014, net of tax benefit of $5.1 million in 2013, and net of tax expense of $391 thousand in 2012	6,435	(9,276)	741
Less: reclassification adjustment for net gains included in net income, net of tax expense of $360 thousand in 2014, $0 in 2013, and $0 in 2012	(733)	—	—

	5,702	(9,276)	741

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $210 thousand in 2014, net of tax expense of $589 thousand in 2013, and net of tax expense of $470 thousand in 2012	(411)	1,109	785

Comprehensive income	$37,974	$17,343	$46,823

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2014, 2013, and 2012

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	29,199	$29,199	$163,730	$53,372	$11,516	$257,817
Stock options exercised	1,027	1,027	8,063	—	—	9,090
Stock compensation expense, net of tax benefit	—	—	228	—	—	228
Dividends on common stock of $0.20 per share	—	—	—	(5,892)	—	(5,892)
Change in accumulated other comprehensive income	—	—	—	—	1,526	1,526
Net income	—	—	—	45,297	—	45,297

Balance, December 31, 2012	30,226	$30,226	$172,021	$92,777	$13,042	$308,066
Stock options exercised	107	107	977	—	—	1,084
Stock compensation expense, net of tax benefit	—	—	1,003	—	—	1,003
Dividends on common stock of $0.23 per share	—	—	—	(6,964)	—	(6,964)
Change in accumulated other comprehensive income	—	—	—	—	(8,167)	(8,167)
Net income	—	—	—	25,510	—	25,510

Balance, December 31, 2013	30,333	$30,333	$174,001	$111,323	$4,875	$320,532
Stock options exercised	128	128	1,371	—	—	1,499
Stock compensation expense, net of tax benefit	—	—	1,385	—	—	1,385
Shares issued from acquisition of United Financial Banking Companies, Inc.	1,617	1,617	25,191	—	—	26,808
Dividends on common stock of $0.34 per share	—	—	—	(10,877)	—	(10,877)
Change in accumulated other comprehensive income	—	—	—	—	5,291	5,291
Net income	—	—	—	32,683	—	32,683

Balance, December 31, 2014	32,078	$32,078	$201,948	$133,129	$10,166	$377,321

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013, and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$32,683	$25,510	$45,297
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,727	3,196	2,669
Amortization of premiums, discounts and intangibles	1,193	137	34
Impairment of pooled trust preferred securities	—	300	—
Provision for loan losses	1,938	(32)	7,123
Loans held for sale originated	(3,010,055)	(5,782,912)	(6,577,775)
Proceeds from the sale of loans held for sale	3,100,776	6,216,285	6,369,318
Realized and unrealized gains on mortgage banking activities	(32,051)	(21,615)	(47,794)
Purchase of investment securities-trading	(2,215)	(1,707)	(1,174)
Unrealized gain on sale of investments securities-trading	(478)	(68)	(158)
Gain on sale of investment securities available-for-sale	(1,230)	—	—
Loss on sale of investment securities available-for-sale	17	—	—
Loss on sale of other assets	—	—	49
(Gain) Loss on sales of other real estate owned	—	(30)	333
Stock compensation expense, net of tax benefits	1,385	1,003	228
Provision for deferred income taxes	(2,149)	(2,866)	5,817
Increase in cash surrender value of bank-owned life insurance	(483)	(411)	(3,072)
(Increase) decrease in accrued interest receivable, other assets and deferred tax asset	8,267	15,391	(19,125)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	(6,485)	(6,901)	10,390

Net cash provided by (used in) operating activities	94,840	445,280	(207,840)

Cash flows from investing activities:
Net purchases of premises and equipment	(1,677)	(4,393)	(3,712)
Proceeds from the sale of fixed assets	—	—	1,104
Proceeds from maturity and call of investment securities available-for-sale	35,781	11,484	—
Proceeds from sale of investment securities available-for-sale	10,766	—	—
Proceeds from sale of mortgage-backed securities available-for-sale	18,778	—	—
Proceeds from sale of other investments	10,137	255	3,608
Proceeds from bank-owned life insurance	—	—	6,574
Purchase of investment securities available-for-sale	(39,105)	(66,372)	(22,810)
Purchase of mortgage-backed securities available-for-sale	(8,930)	(67,834)	—
Purchase of other investments	(6,590)	(5,021)	(790)
Redemptions of investment securities available-for-sale	18,242	35,902	47,761
Redemptions of investment securities held-to-maturity	553	1,790	1,546
Proceeds from the sale of other real estate owned	—	—	5,839
Acquisitions, net of cash and cash equivalents	102,560	—	—
Net increase in loans receivable, net of deferred fees and costs	(304,201)	(236,213)	(180,555)

Net cash used in investing activities	(163,686)	(330,402)	(141,435)

Cash flows from financing activities:
Net increase (decrease) in deposits	116,646	(184,899)	468,498
Net increase (decrease) in other borrowed funds	32,617	(17,043)	(38,110)
Net increase (decrease) in mortgage funding checks	12,941	(45,151)	25,690
Proceeds from FHLB advances	300,000	100,000	55,000
Repayments of FHLB advances	(375,000)	—	(135,000)
Stock options exercised	1,499	1,084	9,090
Excess tax benefit from stock option exercises	—	164	—
Dividends on common stock	(10,877)	(6,964)	(5,892)

Net cash provided by (used in) financing activities	77,826	(152,809)	379,276

Net increase (decrease) in cash and cash equivalents	8,980	(37,931)	30,001
Cash and cash equivalents at beginning of year	29,209	67,140	37,139

Cash and cash equivalents at end of year	$38,189	$29,209	$67,140

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$22,027	$21,823	$24,549
Income taxes	16,086	14,964	18,262
Acquisition of noncash assets and liabilities:
Assets acquired	293,307	—	—
Liabilities assumed	367,924	—	—
Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$—	$2,050	$—
Transfer of investment securities from held-to-maturity to available-for-sale	1,899	2,795	—
Transfer of loans to other real estate owned	—	—	3,126

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

        At December 31, 2014 and 2013, the Company had investment securities classified as trading. These investments were purchased to economically hedge against fair value changes of the Company's nonqualified deferred compensation plan liability. Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        As of December 31, 2013, the Company owned four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio. Based on the interim rule, only two of the four investments were exempt from the covered fund definition. For the two investments that were not exempt as a result of the interim rule, the Company is required to divest its investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule, which as of December 18, 2014, has been extended to July 21, 2017. As a result of this new regulation, these two investments were reclassified to the available-for-sale investment securities portfolio and an other-than-temporary impairment of $300,000 was recognized as of December 31, 2013. During the fourth quarter of 2014, one of these two available-for-sale pooled trust preferred investments paid off early, and the Company recognized a gain of $120,000 from the prior year's other-than-temporary impairment charge recorded as of December 31, 2013.

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

        During 2014, as a result of the Company's acquisition of UFBC, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans). The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification ("ASC") Topic 310-30 or ASC 310-20.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Purchased credit-impaired (PCI) loans, which are the loans acquired in the Company's acquisition of UFBC, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. The Company accounts for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

        The Company periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected for PCI loans. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. On an aggregate basis, if the acquired pools of PCI loans perform better than originally expected, we would expect to receive more future cash flows than originally modeled at the acquisition date. For the pools with better than expected cash flows, the forecasted increase would be recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans.

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

        The Company maintains the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrowers including the value of the underlying collateral. Unusual and infrequently occurring events, such as weather-related disasters, may impact the assessment of possible credit losses. As a part of its analysis, the Company uses its historical losses, loss emergence experience and qualitative factors, such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions and concentrations of credit, competition, and loan review results to support estimates.

        The Company's allowance for loan losses is based first on a segmentation of its loan portfolio by general loan type, or portfolio segments. For originated loans, certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan. For purposes of this analysis, the Company categorizes loans into one of five categories: commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer loans. The Company also maintains an allowance for loan losses for acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition, and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition.

        During the fourth quarter of 2014, the Company transitioned to using its historical loss experience and trends in losses for each category which were then adjusted for portfolio trends and economical and environmental factors in determining the allowance for loan losses. The indicated loss factors resulting from this analysis are applied to each of the five categories of loans. Prior to the fourth quarter of 2014, the Company's allowance model used the average loss rates of similar institutions based on its custom peer group as a baseline, which was adjusted for its particular loan portfolio characteristics and environmental factors. These changes did not have an impact to the overall allowance.

        The allowance for loan losses consists of specific and general components. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment. The Company individually assigns loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. In certain cases, the Company

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

applies, in accordance with regulatory guidelines, a 5% loss factor to all loans classified as special mention, a 15% loss factor to all loans classified as substandard and a 50% loss factor to all loans classified as doubtful. Loans classified as loss loans are fully reserved or charged-off. However, in most instances, the Company evaluates the impairment of certain loans on a loan by loan basis for those loans that are adversely risk rated. For these loans, the Company analyzes the fair value of the collateral underlying the loan and considers estimated costs to sell the collateral on a discounted basis. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) the Company recognizes an impairment and establishes a specific reserve for the impaired loan. Because of the limited number of impaired loans within the its portfolio, the Company is able to evaluate each impaired loan individually and therefore specific reserves for impaired loans are generally less than those recommended by the listed regulatory guidelines above.

        The general component relates to groups of homogeneous loans not designated for a specific allowance and are collectively evaluated for impairment. The general component is based on historical loss experience adjusted for qualitative factors. To arrive at the general component, the loan portfolio is grouped by loan type. A weighted average historical loss rate is computed for each group of loans over the trailing seven year period. The Company selected a seven year evaluation period as a result of the limited historical loss experience it has incurred, even during the recent economic downturn. The Company also believes that a seven year time horizon represents a full economic cycle. The historical loss factors are updated at last annually, unless a more frequent review of such factors is warranted. In addition to the use of historical loss factors, a qualitative adjustment factor is applied. This qualitative adjustment factor, which may be favorable or unfavorable, represents management's judgment that inherent losses in a given group of loans are different from historical loss rates due to environmental factors unique to that specific group of loans. These factors may relate to growth rate factors within the particular loan group; whether the recent loss history for a particular group of loans differs from its historical loss rate; the amount of loans in a particular group that have recently been designated as impaired and that may be indicative of future trends for this group; reported or observed difficulties that other banks are having with loans in the particular group; changes in the experience, ability, and depth of lending personnel; changes in the nature and volume of the loan portfolio and in the terms of loans; and changes in the volume and severity of past due loans, nonaccrual loans, and adversely classified loans. The sum of the historical loss rate and the qualitative adjustment factor comprise the estimated annual loss rate. To adjust for inherent loss levels within the loan portfolio, a loss emergence factor is estimated based on an evaluation of the period of time it takes for a loan within each of our loan segments to deteriorate to the point an impairment loss is recorded within the allowance. The loss emergence factor is applied to the estimated annual loss rate to determine the expected annual loss amount.

        In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2014 and 2013 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

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

        No impairment was recorded for 2014, 2013, and 2012.

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

  (l)
  Management Fee Income

        Management fee income represents income earned for the management and operational support provided by George Mason to other mortgage banking companies (the "managed companies") owned by local homebuilders. During 2014, the Company ceased providing such operational support and therefore income from this activity decreased significantly during 2014. The relationship of George Mason to these managed companies was solely as a service provider and there was no fiduciary relationship or equity investment involved. Fees earned by George Mason were accrued based on contractual arrangements with each of the managed companies and were generally determined as a percentage of the managed company's net income before income taxes. During the fourth quarter of 2013, the Company amended its agreement with the managed companies to record fee income on a per loan basis. As of the effective date of the amendment, George Mason charged $700 per loan originated by each of the managed companies.

  (m)
  Investment Fee Income

        Investment fee income represents commissions paid by customers of CWS for the year ended December 31, 2014. Fees are recognized in income as they are earned. For 2013 and 2012, investment fee income also included asset management fees and revenue from the Company's former asset management and trust services businesses. Such revenue was recognized in the period earned in accordance with contractual percentage of assets under management or custody. Trust Services revenue is generally determined based upon the fair value of assets under management or custody at the end of the period. As of June 30, 2013, the Company merged the remaining operations of its trust division and asset management business, both of which had been included in the wealth management services segment, into CWS. Results for the year ended December 31, 2013 include six months of operations of these merged subsidiaries.

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

        The Company awards stock options with a graded-vesting period and as such has elected to recognize compensation costs over the requisite service period for the entire award. Total compensation costs charged against income for the years ended December 31, 2014, 2013, and 2012, was $1.1 million,

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

$687,000, and $228,000, respectively. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $357,000, $287,000, and $600,000, for the years ended December 31, 2014, 2013, and 2012, respectively.

        At December 31, 2014, the Company had two stock-based employee compensation plans, which are described more fully in Note 20.

        Stock options are granted with an exercise price equal to the common stock's fair market value on the date of grant. Director stock options have ten year terms and vest and become fully exercisable on the grant date. Certain employee stock options have ten year terms and vest and become fully exercisable in 25% increments beginning as of the grant date. In addition, the Company has granted stock options to employees of the Company that have ten year terms and vest and become fully exercisable in 20% increments beginning after their first year of service. Other grants have ten year terms and vest and become fully exercisable in one-third increments beginning as of the grant date.

        The weighted average per share fair values of stock option grants made in 2014, 2013, and 2012, were $5.64, $5.83, and $4.65, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2014	2013	2012
Estimated option life	6.5 years	6.5 years	6.5 years
Risk free interest rate	1.92 - 2.34%	1.14 - 2.21%	0.97 - 1.69%
Expected volatility	37.40%	39.50%	42.10%
Expected dividend yield	1.80%	1.23%	1.10%

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

(3) Business Combinations

UFBC Acquisition

        On January 16, 2014, the Company acquired UFBC, the holding company for The Business Bank, a commercial bank with approximately $356 million in assets, after purchase accounting adjustments. For each share of UFBC common stock outstanding, the shareholders of UFBC received a fixed exchange ratio of $19.13 in cash and 1.154 shares of the Company's common stock. The total consideration for the acquisition was $54.3 million, which was comprised of $26.8 million in cash and 1.6 million shares of the Company's common stock.

        In connection with the acquisition, the Company acquired all of the voting and common shares of UFBC Capital Trust I (the "UFBC Trust"), which is a wholly-owned subsidiary established for the sole purpose of issuing $5.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2035 and have an interest rate of LIBOR (London Interbank Offering Rate) plus 2.10%, which adjusts quarterly. The UFBC Trust is

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Business Combinations (Continued)

an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity. The additional $155,000 that is payable by the Company to the UFBC Trust represents the Company's unfunded capital investment in the UFBC Trust.

        Merger and acquisition expense was $5.8 million and $464,000 for the years ended December 31, 2014 and 2013, respectively, which are primarily related to legal and accounting costs, contract termination expenses, system conversion and integration expenses, employee retention and severance payments.

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

(3) Business Combinations (Continued)

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

        For loans that were identified as performing, the fair values were determined using a discounted cash flow analysis (the "income approach"). Performing loans were segmented into pools based on loan type (1-4 family residential, commercial, commercial owner occupied, construction and development), and further segmented based on payment type (fully amortizing, non-fully amortizing balloon, or interest only), rate type (fixed versus variable), and remaining maturity. The estimated cash flows expected to be collected for each loan was determined using a valuation model that included the following key assumptions: prepayment speeds, expected credit loss rates and discount rates. Prepayment speeds were influenced by many factors including, but not limited to, current yields, historic rate trends, payment types, interest rate type, and the duration of the individual loan. Expected credit loss rates were based on recent and historical default and loss rates observed for loans with similar characteristics, and further influenced by a credit review by management and a third party consultant on a selection of loans within the acquired portfolio. The discount rates used were based on rates market participants might charge for cash flows with similar risk characteristics at the acquisition date. The market rates were estimated using a build up approach which included assumptions with respect to loan servicing costs, interest rate volatility, and systemic risk, among other factors.

        For loans that were identified as purchased credit impaired ("PCI"), either the above income approach was used or the asset approach was used. The income approach was used for PCI loans where there was an expectation that the borrower would more likely than not continue to pay based on the current terms of the loan contract. Management used the asset approach for all nonaccrual loans to reflect market participant assumptions. Under the asset approach, the fair value of each loan was determined based on the estimated values of the underlying collateral.

        The methods used to estimate the Level 3 fair values of loans are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.

        The difference between the fair value and the expected cash flows from acquired loans will be accreted to interest income over the remaining term of the loans in accordance with Accounting Standards Codification ("ASC") topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality." See Note 6 for further details.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Business Combinations (Continued)

        Premises and equipment.    The land and buildings acquired were recorded at fair value as determined by third party appraisals.

        Other intangible assets.    Other intangible assets consisting of core deposit intangibles ("CDI") are measures of the value of non-interest checking, savings, interest-bearing checking, and money market deposits that are acquired in a business combination excluding certificates of deposit with balances over $250,000 and high yielding interest bearing deposit accounts, which the Company determines customer related intangible assets as non-existent. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative funding source. The CDI is being amortized over an estimated useful life of 6.7 years to approximate the existing deposit relationships acquired.

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

Gainesville Branch Acquisition

        On November 7, 2014, the Company acquired a branch location in Gainesville, VA, with approximately $66.3 million in assets, after purchase accounting adjustments. The total consideration for the acquisition was $195,000 in cash.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Business Combinations (Continued)

        The following table sets forth the assets acquired and liabilities assumed in the acquisition at their estimated fair values as of the closing date of the transaction:

November 7, 2014
(in thousands)
Assets acquired:
Cash	$65,786
Goodwill	157
Other intangible assets	340

Total assets acquired	$66,283

Liabilities assumed:
Deposits:
Non-interest bearing	4,234
Savings, NOW and money market	9,859
Certificates of deposit	50,528

Total deposits	64,621

Other borrowed funds	1,467

Total liabilities assumed	$66,088

Total consideration paid	$195

Fair Value Measurement of Assets Acquired and Liabilities Assumed

        Below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the acquisition.

        Cash.    The carrying amount of the cash received was used as a reasonable estimate of fair value.

        Other intangible assets.    Other intangible assets consisting of core deposit intangibles ("CDI") are measures of the value of non-interest checking, savings, interest-bearing checking, and money market deposits that are acquired in a business combination excluding certificates of deposit with balances over $250,000 and high yielding interest bearing deposit accounts, which the Company determines customer related intangible assets as non-existent. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative funding source. The CDI is being amortized over an estimated useful life of 5.9 years to approximate the existing deposit relationships acquired.

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

        Other borrowed funds.    Other borrowed funds consist of one customer repurchase agreement. The fair value of this repurchase agreement is equal to the carrying amount payable on demand as the stated maturity for customer repurchases agreements is between one and four days.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Investment Securities and Other Investments

        The approximate fair value and amortized cost of investment securities at December 31, 2014 and 2013 are shown below.

	2014
(In thousands)	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$71,035	$3,132	$(14)	$74,153
Mortgage-backed securities	118,808	6,704	(31)	125,481
Municipal securities	130,405	6,738	(21)	137,122
Pooled trust preferred & corporate securities	2,323	52	—	2,375

Total	$322,571	$16,626	$(66)	$339,131

Investment Securities Held-to-Maturity
Mortgage-backed securities	19	—	—	19
Pooled trust preferred securities	4,005	—	(690)	3,315

Total	$4,024	$—	$(690)	$3,334

	2013
(In thousands)	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$75,562	$2,914	$(1,548)	$76,928
Mortgage-backed securities	144,609	3,566	(346)	147,829
Municipal securities	113,716	3,426	(404)	116,738
U.S. treasury securities	4,992	37	—	5,029
Pooled trust preferred securities	2,795	—	—	2,795

Total	$341,674	$9,943	$(2,298)	$349,319

Investment Securities Held-to-Maturity
Mortgage-backed securities	2,472	145	—	2,617
Pooled trust preferred securities	4,005	—	(1,095)	2,910

Total	$6,477	$145	$(1,095)	$5,527

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Investment Securities and Other Investments (Continued)

        The fair value and amortized cost of investment securities by contractual maturity at December 31, 2014 are shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	2014
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized cost	Fair Value	Amortized cost	Fair Value
Within One Year	$5,179	$5,272	$—	$—
After 1 year but within 5 years	35,045	36,555	—	—
After 5 years but within 10 years	56,334	60,451	—	—
After 10 years	107,205	111,372	4,005	3,315
Mortgage-backed securities	118,808	125,481	19	19

Total	$322,571	$339,131	$4,024	$3,334

        For the years ended December 31, 2014, 2013, and 2012, proceeds from sales of investment securities available-for-sale amounted to $29.5 million, $0, and $0, respectively. Gross realized gains in 2014, 2013, and 2012, amounted to $1.1 million, $0, and $0, respectively. Gross realized losses for each of the years ended December 31, 2014, 2013, and 2012 were $19,000, $0, and $0, respectively.

        The table below shows the Company's investment securities' gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013.

	At December 31, 2014
	Less than 12 months		12 months or more		Total
Investment Securities Available-for-Sale (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$10,099	$(14)	$—	$—	$10,099	$(14)
Mortgage-backed securities	3,295	(25)	272	(6)	3,567	(31)
Municipal securities	4,820	(21)	—	—	4,820	(21)

Total temporarily impaired securities	$18,214	$(60)	$272	$(6)	$18,486	$(66)

	Less than 12 months		12 months or more		Total
Investment Securities Held-to-Maturity (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,315	$(690)	$3,315	$(690)

Total temporarily impaired securities	$—	$—	$3,315	$(690)	$3,315	$(690)

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Investment Securities and Other Investments (Continued)

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

        The Company completes reviews for other-than-temporary impairment at least quarterly. As of December 31, 2014, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2014, 99% of the Company's mortgage-backed securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

        The Company has $1.5 million in non-government non-agency mortgage-backed securities in its available-for-sale portfolio. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2014, certain of the Company's investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. The Company does not intend to sell nor does the Company believe it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

        As of December 31, 2013, the Company owned four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio. Based on the interim rule, only two of the four investments were exempt from the covered fund definition. For the two investments that were not exempt as a result of the interim rule, the Company is required to divest

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Investment Securities and Other Investments (Continued)

its investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule, which as of December 18, 2014, has been extended to July 21, 2017. As a result of this new regulation, these two investments were reclassified to the available-for-sale investment securities portfolio and an other-than-temporary impairment of $300,000 was recognized as of December 31, 2013. The impairment recorded was determined based on the market bid price of these investments. During the fourth quarter of 2014, one of these two available-for-sale pooled trust preferred investments paid off early, and the Company recognized a gain of $120,000 from the prior year's other-than-temporary impairment charge recorded as of December 31, 2013. The remaining available-for-sale pooled trust preferred security had a par value of $2.0 million and a carrying value of $1.8 million as of December 31, 2014.

        The par and carrying values of the two pooled trust preferred securities still classified as held-to-maturity were both $4.0 million at December 31, 2014. The collateral underlying these structured securities are instruments issued by financial institutions. The Company owns the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. One security has a composite rating of A– and the other security has a composite rating of BBB+. Observable trading activity remains limited for these types of securities. The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired. The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the A-3 tranches. The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

        In one of the pooled trust preferred securities, 64% of the principal balance is subordinate to the Company's class of ownership, and it is estimated that a break in contractual cash flow would occur if $179 million of the remaining $231 million, or 78% of the performing collateral defaulted or deferred payment. In the other pooled trust preferred security, 63% of the principal balance is subordinate to the Company's class of ownership, and it is estimated that a break in contractual cash flow would occur if $157 million of the remaining $219 million, or 72% of the performing collateral defaulted or deferred payment. Significant judgment is involved in the evaluation of other-than-temporary impairment. The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these pooled trust preferred securities prior to the recovery of its investment.

        With the exception of the aforementioned impairment recorded on the Company's pooled trust preferred securities, no other-than-temporary impairment has been recognized for the remaining securities in the Company's investment portfolio as of December 31, 2014, 2013, and 2012.

        Investment securities that were pledged to secure borrowed funds and other balances as required at December 31, 2014 and 2013 had carrying values of $192.9 million and $188.1 million, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Investment Securities and Other Investments (Continued)

The market values of these pledged securities at December 31, 2014 and 2013 were $203.6 million and $197.1 million, respectively. They were pledged as follows:

	2014
(In thousands)	Carrying Value	Market Value
Federal Reserve discount window	$575	$575
Customer repurchase agreements	133,269	140,658
Debtor in possession, public deposits, and other customer deposits	59,040	62,416

	$192,884	$203,649

	2013
(In thousands)	Carrying Value	Market Value
FHLB advances	$6,510	$7,225
Customer repurchase agreements	119,883	125,703
Debtor in possession, public deposits, trust services division deposits and interest rate swap	61,695	64,144

	$188,088	$197,072

        Investment securities are pledged against certain customer deposit accounts (referred to as customer repurchase agreements). See Note 12 to the notes to consolidated financial statements for additional information.

        The Company has other investments totaling $15.9 million and $19.1 million at December 31, 2014 and 2013, respectively. The following table discloses the types of investments included in other investments:

(In thousands)	2014	2013
FHLB stock	$13,694	$17,812
Low income housing tax exempt investments	1,010	524
Investment in Cardinal Statutory Trust I	619	619
Community Banker's Bank stock	156	63
Investment in UFBC Capital Trust I	155	—
Investment in insurance agency	257	—
Other	50	50

	$15,941	$19,068

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Investment Securities and Other Investments (Continued)

        The Company's policy is to review for impairment of FHLB stock at each reporting period. At December 31, 2014, FHLB was in compliance with all of its regulatory capital requirements. The Company believes its holdings in the stock are ultimately recoverable at par value as of December 31, 2014. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future. Based on the Company's analysis of positive and negative factors, it believes that as of December 31, 2014 and 2013, its FHLB stock was not impaired.

(5) Investment Securities—Trading

        The Company acquired investment assets and designated them as trading to economically hedge against fair value changes of the Company's nonqualified deferred compensation plan liability. Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings. Trading securities at December 31, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Cash equivalents	$578	$506
Mutual funds	4,489	3,384

	$5,067	$3,890

        The net realized gain on trading securities for the years ended December 31, 2014, 2013, and 2012, was $478,000, $68,000, and $158,000, respectively.

(6) Loans Receivable and Allowance for Loan Losses

        The loan portfolio at December 31, 2014 and 2013 consists of the following:

	2014			2013
(In thousands)	Originated	Acquired	Total	Total
Commercial and industrial	$328,711	$25,210	$353,921	$219,156
Real estate—commercial	1,154,093	103,761	1,257,854	1,048,579
Real estate—construction	424,745	10,163	434,908	363,063
Real estate—residential	393,894	8,784	402,678	299,484
Home equity lines	127,004	3,881	130,885	109,481
Consumer	4,341	742	5,083	4,159

	2,432,788	152,541	2,585,329	2,043,922
Net deferred fees	(4,215)	—	(4,215)	(3,754)

Loans receivable, net of fees	2,428,573	152,541	2,581,114	2,040,168
Allowance for loan losses	(28,275)	—	(28,275)	(27,864)

Loans receivable, net	$2,400,298	$152,541	$2,552,839	$2,012,304

        During 2014, as a result of the Company's acquisition of UFBC, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans).

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

        The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification ("ASC") Topic 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statement of condition are as follows:

(in thousands)	December 31, 2014
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$19,176
Carrying amount	14,960
Other acquired loans
Outstanding principal balance	138,419
Carrying amount	137,581
Total acquired loans
Outstanding principal balance	157,595
Carrying amount	152,541

        The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows.

(in thousands)
Balance at January 1, 2014	$—
Recorded discount at acquisition date	(3,872)
Accretion	(1,181)

Balance at December 31, 2014	$(5,053)

        Loans totaling $1.0 billion serve as collateral for the Company's Federal Home Loan Bank advance capacity at December 31, 2014. Loans held as collateral at the Federal Reserve for use of the Company's discount window line of credit total $202.4 million at December 31, 2014.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

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

        Real Estate—Commercial Loans.    Real estate—commercial loans are primarily secured by various types of commercial real estate, including office, retail, warehouse, industrial and other non-residential types of properties and are made to the owners and/or occupiers of such property.

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

        Real Estate—Construction Loans.    The Company's real estate—construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects. Construction lending entails significant additional risks as they often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks since funds are advanced while the property is under construction, which property has uncertain value prior to the completion of construction. Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan-to-value ratios. To reduce the risks associated with construction lending, the Company generally limits loan-to-value ratios to 80% of when-completed appraised values for owner-occupied residential or commercial properties and for investor-owned residential or commercial properties. Construction loan agreements may include provisions which allow for the payment of contractual interest from an interest reserve. Amounts drawn from an interest reserve increase the amount of the outstanding balance of the construction loan. This is an industry standard practice.

        Real Estate—Residential and Home Equity Loans.    Real estate—residential loans are originated by Cardinal Bank and George Mason. This portfolio consists of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured primarily by the residences of borrowers.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

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

        Substantially all of the Company's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. As a matter of regulatory restriction, the Company's banking subsidiary limits the amount of credit extended to any single borrower or group of related borrowers. At December 31, 2014, the amount of credit extended to any single borrower or group of related borrowers was limited to $57.0 million. Loans in process at December 31, 2014 and 2013 were $857,000 and $0, respectively.

        The Company's allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.

        An analysis of the change in the allowance for loan losses follows:

(In thousands)	2014	2013	2012
Balance, beginning of year	$27,864	$27,400	$26,159
Provision for loan losses	1,938	(32)	7,123
Loans charged-off	(2,178)	(231)	(6,919)
Recoveries	651	727	1,037

Balance, end of year	$28,275	$27,864	$27,400

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

        An analysis of the allowance for loan losses based on loan type, or segment, and the Company's loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, is below:

Allowance for Loan Losses
For the Year Ended December 31, 2014
(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$3,329	$16,076	$5,336	$2,421	$609	$93	$27,864
Charge-offs	(1,005)	(1,045)	—	(80)	(40)	(8)	(2,178)
Recoveries	60	316	21	165	—	89	651
Provision for loan losses	(323)	2,473	748	(552)	(268)	(140)	1,938

Ending Balance, December 31, 2014	$2,061	$17,820	$6,105	$1,954	$301	$34	$28,275

Ending Balance, December 31, 2014
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,061	17,820	6,105	1,954	301	34	28,275

Loans Receivable
At December 31, 2014
(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, December 31, 2014	$353,921	$1,257,854	$434,908	$402,678	$130,885	$5,083	$2,585,329

Ending Balance, December 31, 2014
Individually evaluated for impairment	$1,159	$289	$250	$—	$180	$—	$1,878
Purchased Credit Impaired Loans	4,551	7,966	1,614	330	495	4	14,960
Collectively evaluated for impairment	348,211	1,249,599	433,044	402,348	130,210	5,079	2,568,491

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

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

        The following tables report the Company's nonaccrual and past due loans at December 31, 2014 and 2013. In addition, the credit quality of the loan portfolio is provided as of December 31, 2014 and 2013.

Nonaccrual and Past Due Loans—Originated Loan Portfolio
At December 31, 2014
(In thousands)

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$88	$30	$938	$1,056	$327,655	328,711	$—	$938
Real estate—commercial
Owner occupied	—	—	—	—	304,303	304,303	—	—
Non-owner occupied	—	—	289	289	849,501	849,790	—	289
Real estate—construction
Residential	—	—	—	—	158,915	158,915	—	—
Commercial	—	—	—	—	265,830	265,830	—	—
Real estate—residential
Single family	359	—	—	359	297,530	297,889	—	—
Multi-family	—	—	—	—	96,005	96,005	—	—
Home equity lines	—	—	180	180	126,824	127,004	—	180
Consumer
Installment	—	—	—	—	3,920	3,920	—	—
Credit cards	53	—	—	53	368	421	—	—

	$500	$30	$1,407	$1,937	$2,430,851	$2,432,788	$—	$1,407

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans—Acquired Loan Portfolio
At December 31, 2014
(In thousands)

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$576	$576	$24,634	25,210	$—	$576
Real estate—commercial
Owner occupied	—	—	—	—	49,173	49,173	—	—
Non-owner occupied	—	—	1,072	1,072	53,516	54,588	—	1,072
Real estate—construction
Residential	—	—	—	—	6,156	6,156	—	—
Commercial	—	—	—	—	4,007	4,007	—	—
Real estate—residential
Single family	24	—	306	330	8,454	8,784	—	306
Multi-family	—	—	—	—	—	—	—	—
Home equity lines	—	—	—	—	3,881	3,881	—	—
Consumer
Installment	—	—	—	—	742	742	—	—
Credit cards	—	—	—	—	—	—	—	—

	$24	$—	$1,954	$1,978	$150,563	$152,541	$—	$1,954

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

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

        The Company had no acquired loans at December 31, 2013.

        At December 31, 2014, 2013, and 2012, the Company had impaired loans on nonaccrual status of $3.4 million, $2.3 million, and $7.6 million, respectively. The valuation allowance for impaired loans for each of the years ended December 31, 2014 and 2013 was $0. For the years ended December 31, 2014, 2013, and 2012, the Company charged-off $814,000, $0, and $4.8 million, respectively, related to impaired loans for the portion of the outstanding principal balance which was unsecured based on the estimated fair value of the underlying collateral.

        The average balance of impaired loans was $4.7 million, $4.2 million, and $11.3 million, for 2014, 2013, and 2012, respectively. Interest income that would have been recorded had these loans been performing for the years ended December 31, 2014, 2013, and 2012, would have been $866,000, $626,000, and $491,000, respectively. The interest income realized prior to these loans being placed on nonaccrual status for December 31, 2014, 2013, and 2012, was $129,000, $5,000, and $111,000, respectively. For each of the years ended December 31, 2014 and 2013, the Company did not have any accruing loans past due 90 days or more as to principal or interest payments.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

        Additional information on the Company's impaired loans that were evaluated for specific reserves as of December 31, 2014 and 2013, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans—Originated Loan Portfolio
At December 31, 2014
(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$1,159	$1,472	$—	$64
Real estate—commercial
Owner occupied	—	—	—	—
Non-owner occupied	289	2,364	—	—
Real estate—construction
Residential	—	—	—	—
Commercial	250	250	—	—
Real estate—residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	180	180	—	4
With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate—commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate—construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate—residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
By segment total:
Commercial and industrial	$1,159	$1,472	$—	$64
Real estate—commercial	289	2,364	—	—
Real estate—construction	250	250	—	—
Real estate—residential	—	—	—	—
Home equity lines	180	180	—	4

Total	$1,878	$4,266	$—	$68

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

Impaired Loans—Acquired Loan Portfolio
At December 31, 2014
(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$576	$1,227	$—	$12
Real estate—commercial
Owner occupied	—	—	—	—
Non-owner occupied	1,266	1,729	—	39
Real estate—construction
Residential	—	—	—	—
Commercial	839	942	—	5
Real estate—residential
Single family	306	446	—	2
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—
With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate—commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate—construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate—residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—
By segment total:
Commercial and industrial	$576	$1,227	$—	$12
Real estate—commercial	1,266	1,729	—	39
Real estate—construction	839	942	—	5
Real estate—residential	306	446	—	2
Home equity lines	—	—	—	—
Consumer	—	—	—	—

Total	$2,987	$4,344	$—	$58

        The difference between the recorded investment and the unpaid principal balance in the above table is a result of partial loan charge-offs that the Company has recorded on these impaired loans.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

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

(6) Loans Receivable and Allowance for Loan Losses (Continued)

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

        Nonaccruing loans that are modified can be placed back on accrual status when both the principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The Company modified one

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

loan as a TDR during the year ended December 31, 2013. The following table reconciles the beginning and ending balances on TDRs for the year ended December 31, 2014 and 2013, respectively:

Troubled Debt Restructurings
At December 31, 2014
(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1, 2014	$—	$1,738	$525	$—	$—	$—	$2,263
New TDRs	—	—	—	—	—	—	—
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	—	(1,449)	(525)	—	—	—	(1,974)

Ending Balance, December 31, 2014	$—	$289	$—	$—	$—	$—	$289

Troubled Debt Restructurings
At December 31, 2013
(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1, 2013	$1,776	$3,800	$1,762	$—	$—	$—	$7,338
New TDRs	—	570	—	—	—	—	570
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	(1,776)	(2,632)	(1,237)	—	—	—	(5,645)

Ending Balance, December 31, 2013	$—	$1,738	$525	$—	$—	$—	$2,263

        All of these TDRs are on nonaccrual as of December 31, 2014 and 2013, respectively, per the Company's policy for placing a loan on nonaccrual and are included in the impaired loans table above. Nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by the Company upon a detailed credit evaluation of the borrower's financial condition and prospects for repayment under the revised terms. Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company's year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

        As of December 31, 2014 and 2013, the TDRs make up one relationship with the Bank. These loans are performing as expected post-modification. For restructured loans in the portfolio, the Company had no loan loss reserves for each of the years ended December 31, 2014 and 2013, respectively. There were no outstanding commitments to advance additional funds to customer relationships whose loans had been restructured for each of the years ended December 31, 2014 and 2013.

        Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For the year ended December 31, 2014, no loans identified as TDRs had a payment default within the last twelve months. For the year ended December 31, 2013, one loan identified as a TDR had a payment default within the last twelve months.

        One of the most significant factors in assessing the credit quality of the Company's loan portfolio is the risk rating. The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, other loans especially mentioned ("OLEM"), substandard, doubtful and loss. OLEM are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the bank's credit position at some future date. These loans may not show problems as yet due to the borrower's apparent ability to service the debt, but special circumstances surround the loans of which the Bank's management should be aware. Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management. Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable. A loss loan is one that is considered uncollectible and will be charged-off immediately. All other loans not rated OLEM, substandard, doubtful or loss are considered to have a pass risk rating. Substandard and doubtful risk rated loans are evaluated for impairment. The following table presents a summary of the risk ratings by portfolio segment and class segment at December 31, 2014 and 2013, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

Internal Risk Rating Grades—Originated Loan Portfolio
At December 31, 2014
(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$326,543	$1,009	$1,159	$—	$—
Real estate—commercial
Owner occupied	304,303	—	—	—	—
Non-owner occupied	846,280	3,221	289	—	—
Real estate—construction
Residential	158,915	—	—	—	—
Commercial	265,580	—	250	—	—
Real estate—residential
Single family	297,530	359	—	—	—
Multi-family	96,005	—	—	—	—
Home equity lines	126,824	—	180	—	—
Consumer
Installment	3,920	—	—	—	—
Credit cards	421	—	—	—	—

	$2,426,321	$4,589	$1,878	$—	$—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

Internal Risk Rating Grades—Acquired Loan Portfolio
At December 31, 2014
(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$22,277	$2,357	$576	$—	$—
Real estate—commercial
Owner occupied	49,173	—	—	—	—
Non-owner occupied	51,184	2,138	1,266	—	—
Real estate—construction
Residential	6,156	—	—	—	—
Commercial	3,168	—	839	—	—
Real estate—residential
Single family	8,454	24	306	—	—
Multi-family	—	—	—	—	—
Home equity lines	3,881	—	—	—	—
Consumer
Installment	742	—	—	—	—
Credit cards	—	—	—	—	—

	$145,035	$4,519	$2,987	$—	$—

Internal Risk Rating Grades
At December 31, 2013
(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$217,755	$587	$814	$—	$—
Real estate—commercial
Owner occupied	279,631	—	—	—	—
Non-owner occupied	753,872	13,338	1,738	—	—
Real estate—construction
Residential	120,144	—	—	—	—
Commercial	242,144	—	775	—	—
Real estate—residential
Single family	213,537	8	—	—	—
Multi-family	85,939	—	—	—	—
Home equity lines	109,430	—	51	—	—
Consumer
Installment	3,912	—	—	—	—
Credit cards	247	—	—	—	—

	$2,026,611	$13,933	$3,378	$—	$—

        Loans rated substandard and doubtful totaled $4.9 million and $3.4 million at December 31, 2014 and 2013, respectively. For each of the years ended December 31, 2014 and 2013, there was no related

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

allowance for impaired loans. Loans receivable—evaluated for impairment and measured at fair value on a non-recurring basis, net of the related allowance is $1.9 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively (see Note 24 to the notes to consolidated financial statements for additional information).

(7) Other Real Estate Owned

        The Company had no other real estate owned as of December 31, 2014 and 2013. The balances in other real estate owned are at lower of carrying value or fair value less any costs to sell on the statement of condition. The fair value is determined by obtaining an updated appraisal of the foreclosed property which is then discounted for estimated selling costs.

        The Company recorded no impairment charges during 2014 and 2013. The Company recorded a net gain on the sales of real estate of $0 and $30,000 for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2012, the Company recorded net losses on the sales of real estate of $333,000.

(8) Loans Held for Sale

        The loans held for sale portfolio at December 31, 2014 and 2013, consisted of the following:

(In thousands)	2014	2013
Residential	$245,931	$311,493
Construction-to-permanent	65,901	60,168

	311,832	371,661
Net deferred costs	3,491	2,332

Loans held for sale, net	$315,323	$373,993

        Loans that are classified as construction-to-permanent are those loans that provide variable rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market.

(9) Goodwill and Other Intangible Assets

        The Company performs its annual recoverability assessment during the third calendar quarter for its mortgage banking reporting unit. As a result of the Company's acquisition of UFBC, the Company will also perform its annual recoverability assessment for the goodwill assigned to the UFBC acquisition during the third quarter of 2015. For the goodwill assigned to the acquisition of the Company's Gainesville, Virginia branch, the annual recoverability assessment will occur during the third quarter of 2015.

        The Company adopted the provisions of ASU No. 2011-08, Testing Goodwill for Impairment ("ASU No. 2011-08"). For purposes of performing the recoverability assessment, ASU No. 2011-08 requires an entity to assess all relevant events and circumstances in evaluating whether it is more likely than not that the fair value of the mortgage banking reporting unit is less than its carrying value. After evaluating all relevant facts and circumstances, the Company determined that it is more likely than not

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Goodwill and Other Intangible Assets (Continued)

that the fair value of the mortgage banking reporting unit exceeds its carrying value and no goodwill impairment was indicated for the year ended December 31, 2014.

        Information concerning amortizable intangibles follows:

	Commercial Banking		Mortgage Banking		Wealth Management and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2012	$—	$—	$1,781	$1,633	$616	$616	$2,397	$2,249

2013 activity:
Customer relationship intangibles	—	—	—	148	—	—	—	148
Trade name	—	—	—	—	—	—	—	—

Balance at December 31, 2013	$—	$—	$1,781	$1,781	$616	$616	$2,397	$2,397

2014 activity:
Acquisition of UFBC	2,740	756	—	—	—	—	2,740	756
Acquisition of Gainesville Branch	340	19	—	—	—	—	340	19

Balance at December 31, 2014	$3,080	$775	$1,781	$1,781	$616	$616	$5,477	$3,172

        The aggregate amortization expense for 2014, 2013, and 2012, was $775,000, $148,000, and $198,000, respectively. The estimated amortization expense for the next five years and thereafter is as follows:

(In thousands)
2015	$736
2016	595
2017	454
2018	313
2019	172
Thereafter	35

        The carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2013	$24	$10,120	$10,144
Acquisition of UFBC	24,706	0	24,706
Acquisition of Gainesville Branch	157	0	157

Balance at December 31, 2014	$24,887	$10,120	$35,007

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Premises and Equipment

        The components of premises and equipment at December 31, 2014 and 2013 were as follows:

(in thousands)	2014	2013
Land	$7,596	$4,350
Buildings	9,530	6,680
Furniture and equipment	27,132	25,478
Leasehold improvements	12,523	10,807

Total cost	56,781	47,315
Less accumulated depreciation and amortization	(31,528)	(26,926)

Premises and equipment, net	$25,253	$20,389

        Depreciation expense for the years ended December 31, 2014, 2013, and 2012, was $3.7 million, $3.2 million, and $2.7 million, respectively.

        The Company has entered into operating leases for office space over various terms. The leases generally have options to renew and are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

        Minimum future rental payments under the no cancelable operating leases, as of December 31, 2014 were as follows:

Year ending December 31,	Amount
(In thousands)
2015	$8,281
2016	6,792
2017	5,527
2018	4,736
2019	3,712
Thereafter	7,497

$36,545

        The total rent expense was $9.5 million, $7.9 million, and $6.6 million, for the years ended December 31, 2014, 2013, and 2012, respectively, and is recorded in occupancy expense on the consolidated statements of income.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Premises and Equipment (Continued)

        The Company subleased excess office space to third parties. Future minimum lease payments under noncancelable subleasing arrangements as of December 31, 2014 were as follows:

Year ending December 31,	Amount
(In thousands)
2015	$49
2016	50
2017	52
2018	31
2019	—
Thereafter	—

$182

        The total rent income was $186,000, $158,000, and $166,000, in 2014, 2013, and 2012, respectively, and is recorded as a reduction of occupancy expense in the consolidated statements of income.

(11) Deposits

        Deposits consist of the following at December 31, 2014 and 2013:

(In thousands)	2014	2013
Non-interest bearing demand deposits	$572,071	$433,749
Interest bearing deposits:
Interest checking	422,291	398,136
Money market and statement savings	627,313	475,707
Certificates of deposit	913,655	751,267

Total interest-bearing deposits	1,963,259	1,625,110

Total deposits	$2,535,330	$2,058,859

        Interest expense by deposit categories is as follows:

(In thousands)	2014	2013	2012
Interest checking	$2,170	$2,170	$2,457
Money market and statement savings	1,736	1,389	1,689
Certificates of deposit	8,352	9,457	10,693

Total interest expense	$12,258	$13,016	$14,839

        The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000 was $408.3 million and $350.0 million at December 31, 2014 and 2013, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Deposits (Continued)

        At December 31, 2014, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows:

Maturities:

(In thousands)	Fixed Term	No-Penalty	Total
Three months or less	$64,497	$11,826	$76,323
Over three months through six months	40,757	2,056	42,813
Over six months through twelve months	73,437	18,608	92,045
Over twelve months	161,049	36,089	197,138

	$339,740	$68,579	$408,319

        No-penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

        Brokered certificates of deposits at December 31, 2014 and 2013 were $310.4 million and $301.2 million, respectively.

        At December 31, 2014, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
2015	$448,850
2016	189,822
2017	204,292
2018	27,882
2019	31,302
2020	11,507

$913,655

(12) Other Borrowed Funds

        At December 31, 2014 and 2013, other borrowed funds consisted of the following:

(In thousands)	2014	2013
Fixed rate FHLB advances	$240,000	$315,000
Federal funds purchased	70,000	45,000
Customer repurchase agreements	103,656	94,613
Payable to Statutory Trust I	24,339	20,619

	$437,995	$475,232

        The Company had fixed rate advances from the FHLB totaling $240.0 million and $315.0 million at December 31, 2014 and 2013, respectively. These advances mature through 2022 and have interest rates ranging from 0.51% to 4.85%.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Other Borrowed Funds (Continued)

        The contractual maturities of the fixed rate advances for each of December 31, 2014 and 2013 were as follows:

(In thousands)

At December 31, 2014
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
Fixed Rate Hybrid	3.37 - 3.50%	48 months	2015	10,000
Fixed Rate Hybrid	0.51%	24 months	2016	25,000
Fixed Rate Hybrid	2.03%	48 months	2016	10,000
Fixed Rate Hybrid	3.45%	60 months	2016	5,000
Convertible	3.93 - 4.55%	120 months	2016	50,000
Fixed Rate Hybrid	2.46 - 2.65%	60 months	2017	30,000
Convertible	3.10 - 4.85%	120 months	2017	60,000
Convertible	2.81 - 4.00%	120 months	2018	20,000
Fixed Rate Hybrid	2.98%	84 months	2019	10,000
Fixed Rate Hybrid	3.80 - 4.01%	120 months	2022	20,000

Total FHLB Advances	3.32%			$240,000

(In thousands)

At December 31, 2013
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
Fixed Rate Credit	0.17%	1 month	2014	$100,000
Fixed Rate Hybrid	3.37 - 3.50%	48 months	2015	10,000
Fixed Rate Hybrid	2.03%	48 months	2016	10,000
Fixed Rate Hybrid	3.45%	60 months	2016	5,000
Convertible	3.93 - 4.55%	120 months	2016	50,000
Fixed Rate Hybrid	2.46 - 2.65%	60 months	2017	30,000
Convertible	3.10 - 4.85%	120 months	2017	60,000
Convertible	2.81 - 4.00%	120 months	2018	20,000
Fixed Rate Hybrid	2.98%	84 months	2019	10,000
Fixed Rate Hybrid	3.80 - 4.01%	120 months	2022	20,000

Total FHLB Advances	3.09%			$315,000

        The average balances of FHLB advances for the years ended December 31, 2014 and 2013 were $262.8 million and $217.3 million, respectively. The maximum amount outstanding at any month-end for each of the years ended December 31, 2014 and 2013 was $315.0 million. Total interest expense on FHLB advances for the years ended December 31, 2014, 2013, and 2012, was $8.0 million, $7.9 million, and $8.2 million, respectively.

        Customer repurchase agreements generally mature within one to four days and are reflected in the consolidated statements of financial condition at the amount of cash received. The Company's deposit customers are the counterparties to these types of funding arrangements. The Company pledges investment securities to collateralize these borrowings. At December 31, 2014 and 2013, the Company

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Other Borrowed Funds (Continued)

had repurchase agreements of $103.7 million and $94.6 million, respectively. The weighted-average interest rate of these customer repurchase agreements was 0.15%, 0.16%, and 0.21%, at December 31, 2014, 2013, and 2012, respectively. The average balances of customer repurchase agreements during 2014, 2013, and 2012, were $101.4 million, $104.8 million, and $117.3 million, respectively, and the maximum amount outstanding at any month-end during 2014, 2013, and 2012, was $116.8 million, $148.1 million, and $160.1 million, respectively. Interest expense on customer repurchase agreements for 2014, 2013, and 2012, was $142,000, $165,000, and $249,000, respectively.

        At December 31, 2014 and 2013, the Company had federal funds purchased of $70.0 million and $45.0 million, respectively, outstanding with a weighted average interest rate of 0.34% and 0.43%, respectively. Interest expense on federal funds purchased in 2014, 2013, and 2012, was $34,000, $24,000, and $35,000, respectively.

        The Company has a line of credit at the Federal Reserve discount window in the amount of $157.6 million at December 31, 2014, none of which was drawn as of that date. There was no interest expense related to the discount window in 2014, 2013, and 2012.

        In July 2004, the Company formed a wholly-owned subsidiary, Cardinal Statutory Trust I (the "Trust"), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and have an interest rate of LIBOR plus 2.40%, which adjusts quarterly. At December 31, 2014, the interest rate on trust preferred securities was 2.64%. These securities are redeemable at par beginning September 2009. The Company has guaranteed payment of these securities. The $20.6 million payable by the Company to the Trust is included in other borrowed funds. The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity. The additional $619,000 that is payable by the Company to the Trust represents the Company's unfunded capital investment in the Trust. The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank. Interest expense on the trust preferred securities in 2014, 2013, and 2012, was $551,000, $693,000, and $834,000, respectively.

        In connection with the UFBC acquisition, the Company acquired all of the voting and common shares of UFBC Capital Trust I (the "UFBC Trust"), which is a wholly-owned subsidiary established for the sole purpose of issuing $5.0 million of floating rate junior subordinated deferrable interest debentures. These trust preferred securities are due in 2035 and have an interest rate of LIBOR plus 2.10%, which adjusts quarterly. At December 31, 2014, the interest rate on trust preferred securities was 2.34%. The UFBC Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity. The additional $155,000 that is payable by the Company to the UFBC Trust represents the Company's unfunded capital investment in the UFBC Trust. Interest expense on the trust preferred securities for the year ended 2014 was $152,000.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Other Borrowed Funds (Continued)

        The scheduled maturities of other borrowed funds at December 31, 2014 were as follows:

(In thousands)	2015	2016	2017	2018	2019	2020 and Thereafter
FHLB advances	$10,000	$90,000	$90,000	$20,000	$10,000	$20,000
Customer repurchase agreements	103,656	—	—	—	—	—
Federal funds sold	70,000	—	—	—	—	—
Payable to Statutory Trust I	—	—	—	—	—	24,339

	$183,656	$90,000	$90,000	$20,000	$10,000	$44,339

(13) Income Taxes

        The Company and its subsidiaries file consolidated federal tax returns on a calendar-year basis. For the years ended December 31, 2014, 2013, and 2012, the Company recorded income tax expense of $16.0 million, $12.2 million, and $22.7 million, respectively.

        The provision for income tax expense is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes as follows:

(In thousands)	2014	2013	2012
Income tax at federal corporate rate of 35%	$17,049	$13,189	$23,784
Change in valuation allowance	195	245	671
Change in the carrying rate of deferred tax assets and liabilities	—	—	—
Expected state tax benefit of losses of nonbank entities	—	—	—
State tax expense, net of federal tax benefit	41	77	226
Nontaxable income	(1,890)	(1,466)	(2,152)
Nondeductible expenses	207	184	400
Other	427	(54)	(271)

	$16,029	$12,175	$22,658

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        The components of income tax expense are as follows:

(In thousands)	2014	2013	2012
Included in net income
Current
Federal	$17,579	$14,432	$16,355
State	599	609	486

Total current	18,178	15,041	16,841

Deferred
Federal	(2,145)	(2,799)	5,695
State	(4)	(67)	122

Total deferred	(2,149)	(2,866)	5,817

Total included in net income	$16,029	$12,175	$22,658

Included in shareholders' equity:
Deferred tax expense (benefit) related to the change in the net unrealized gain on investment securities available for sale	$3,196	$(5,064)	$391
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(210)	589	470

Total included in shareholders' equity	$2,986	$(4,475)	$861

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

(In thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$11,222	$9,988
Net operating state loss carryforwards	2,686	2,490
Unrealized losses on derivative instruments designated as cash flow hedges	232	22
Deferred compensation	6,226	5,424
Other	1,701	991

Total gross deferred tax assets	22,067	18,915
Less valuation allowance	(2,686)	(2,490)

Net deferred tax assets	19,381	16,425

Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale	(5,936)	(2,740)
Goodwill and intangibles, net	(1,853)	(601)
Fair value adjustments	(5,783)	(5,910)
Depreciation	(243)	(926)
Prepaid expenses	(113)	(190)
Loan origination costs	(622)	(663)

Total gross deferred tax liabilities	(14,550)	(11,030)

Net deferred tax asset (liability)	$4,831	$5,395

        Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance. Valuation allowances of $2.7 million and $2.5 million for December 31, 2014 and 2013, respectively, have been established for deferred tax assets. This valuation allowance relates primarily to the state net operating losses of the parent company and CWS as realization is dependent upon generating future taxable income within those entities and in the specific jurisdiction. There is uncertainty concerning the recoverability of these state net operating losses as the entities which own these losses have never operated profitably and future profitability is uncertain. Management believes that future operations of the Company will generate sufficient taxable income to realize the net deferred tax assets at each of December 31, 2014 and 2013. The Company has state net operating loss carryforwards of $44.8 million that begin to expire in 2017.

        As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits. The Company had no interest expense or tax penalties related to uncertain tax positions during the years ended December 31, 2014 and 2013. If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

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

        At December 31, 2014, accumulated other comprehensive income included an unrealized loss, net of tax, of $411,000 related to forward loan sale contracts designated as the hedging instrument in the cash flow hedge. At December 31, 2013, accumulated other comprehensive income included an unrealized gain, net of tax, of $1.1 million related to forward loan sale contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at December 31, 2014 which is related to the Company's cash flow hedges will be recognized in earnings during the first quarter of 2015. For the years ended December 31, 2014, 2013, and 2012, the Company recognized minimal amounts due to hedge ineffectiveness.

        At December 31, 2014, the Company had $194.9 million in residential mortgage rate lock commitments and associated forward sales and $269.4 million in forward loan sales associated with $315.3 million of loans that had closed and were presented as held for sale. At December 31, 2014, the derivative asset was $15.1 million and the derivative liability was $2.8 million.

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

(15) Fair Value of Derivative Instruments and Hedging Activities

        The following tables disclose the derivative instruments' location on the Company's statement of condition and the fair value of those instruments at December 31, 2014 and 2013. In addition, the gains and losses related to these derivative instruments is provided for the years ended December 31, 2014 and 2013.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Derivative Instruments and Hedging Activities
At December 31, 2014
(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,631	Accrued Interest Payable and Other Liabilities	2,163

Total Derivatives Designated as Hedging Instruments		1,631		2,163

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	12,857	Accrued Interest Payable and Other Liabilities	562
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	562	Accrued Interest Payable and Other Liabilities	33

Total Derivatives Not Designated as Hedging Instruments		13,419		595

Total Derivatives		$15,050		$2,758

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Derivative Instruments and Hedging Activities
At December 31, 2013
(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	5,489	Accrued Interest Payable and Other Liabilities	4,043

Total Derivatives Designated as Hedging Instruments		5,489		4,043

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	10,989	Accrued Interest Payable and Other Liabilities	9
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	9	Accrued Interest Payable and Other Liabilities	1,554

Total Derivatives Not Designated as Hedging Instruments		10,998		1,563

Total Derivatives		$16,487		$5,606

Impact of Derivative Instruments on the Statement of Income
For the Year Ended December 31, 2014
(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward Loan Sales Commitments	$(411)	Other Income	$(5,739)	Other Income	$—

Total	$(411)		$(5,739)		$—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitment	$56,733	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(2,118)	Other Income
Rate Lock Commitments	2,118	Other Income

Total	$56,733

Impact of Derivative Instruments on the Statement of Income
For the Year Ended December 31, 2013
(in thousands)

Derivatives in Fair Value Hedging Relationships	Locations of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
Interest Rate Swaps	Other Income	$478	Other Income	$(478)

Total		$478		$(478)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$89	Other Income	$—	Other Income	$—
Forward Loan Sales Commitments	1,020	Other Income	3,774	Other Income	—

Total	$1,109		$3,774		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitment	$59,566	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	6,421	Other Income
Rate Lock Commitments	(6,421)	Other Income

Total	$59,566

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

the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 2014, there were approximately $177.1 million of accumulated earnings at the Bank which could be paid as dividends to the Company.

        The Bank is required to maintain a minimum non-interest earning clearing balance with the Federal Reserve Bank. The average amount of the clearing balance was $1.0 million for 2014.

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

        The regulatory capital of the Company at December 31, 2014 and 2013 is as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2014
(In thousands)
Total capital to risk weighted assets	$383,704	11.78%	$260,653	≥	8.00%	$325,816	≥	10.00%
Tier I capital to risk weighted assets	354,843	10.89%	130,326	≥	4.00%	195,490	≥	6.00%
Tier I capital to average assets	354,843	10.81%	131,273	≥	4.00%	164,091	≥	5.00%
At December 31, 2013
(In thousands)
Total capital to risk weighted assets	$349,894	12.89%	$217,111	≥	8.00%	$271,389	≥	10.00%
Tier I capital to risk weighted assets	321,513	11.85%	108,555	≥	4.00%	162,833	≥	6.00%
Tier I capital to average assets	321,513	11.70%	109,928	≥	4.00%	137,410	≥	5.00%

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Regulatory Matters (Continued)

        The regulatory capital of the Bank at December 31, 2014 and 2013 is as follows:

	Actual		For Capital Adequacy Purposes			Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2014
(In thousands)
Total capital to risk-weighted assets	$379,979	11.73%	$259,221	≥	8.00%	$324,026	≥	10.00%
Tier I capital to risk-weighted assets	351,118	10.84%	129,610	≥	4.00%	194,416	≥	6.00%
Tier I capital to average assets	351,118	10.75%	130,613	≥	4.00%	163,266	≥	5.00%
At December 31, 2013
(In thousands)
Total capital to risk-weighted assets	$343,392	12.73%	$215,733	≥	8.00%	$269,666	≥	10.00%
Tier I capital to risk-weighted assets	315,011	11.68%	107,867	≥	4.00%	161,800	≥	6.00%
Tier I capital to average assets	315,011	11.54%	109,212	≥	4.00%	136,515	≥	5.00%

        At December 31, 2014 and 2013, the Company and the Bank met all regulatory capital requirements and are considered "well-capitalized" from a regulatory perspective.

        George Mason is also required to maintain defined capital levels under Department of Housing and Urban Development guidelines. At December 31, 2014 and 2013, George Mason maintained capital in excess of these required guidelines.

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

        Analysis of activity for loans to related parties follows:

(In thousands)	2014	2013
Balance, beginning of year	$28,297	$32,604
New loans	10,517	292
Loans paid off or paid down	(2,561)	(4,599)

Balance, end of year	$36,253	$28,297

        George Mason leases its headquarters office space from a director of the Company who is the manager and a 3.1% owner of the limited liability company that owns the building in which the space is leased. The lease was extended during 2013 so that it now expires June 30, 2019. The rent that George Mason pays for the use of this space under the existing lease ranges from $1.0 to $1.2 million annually over the next five years. Rent payments totaled $1.2 million in 2014, $789,000 in 2013, and $912,000 in

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Related-Party Transactions (Continued)

2012. The Company also leases branch office space from a director who has an indirect ownership in the building. Certain of his immediate family members own a minority interest in the limited liability company that owns the building. The rent the Bank pays for the use of this space under the existing lease is $31,000 to $32,000 annually for the next two years. Rent payments totaled $31,000 in 2014 and $30,000 in 2013.

(18) Earnings Per Common Share

        The following is the calculation of basic and diluted earnings per common share.

(In thousands, except per share data)	2014	2013	2012
Net income	$32,683	$25,510	$45,297
Weighted average shares for basic	32,392	30,687	29,654
Weighted average shares for diluted	32,824	31,077	29,996
Basic earnings per common share	$1.01	$0.83	$1.53

Diluted earnings per common share	$1.00	$0.82	$1.51

        The following shows the composition of basic outstanding shares for the years ended December 31, 2014, 2013, and 2012:

(in thousands)	2014	2013	2012
Weighted average shares outstanding—basic	31,925	30,271	29,244
Weighted average shares attributable to deferred compensation plans	467	416	410

Total weighted average shares—basic	32,392	30,687	29,654

        Weighted average shares for the basic earnings per share calculation is increased by the number of shares required to be issued under the Company's various deferred compensation plans. These plans provide for a Company match. The Company match must be in common stock of the Company.

        The following shows the composition of diluted outstanding shares for the years ended December 31, 2014, 2013, and 2012:

(in thousands)	2014	2013	2012
Weighted average shares outstanding—basic	31,925	30,271	29,244
Weighted average shares attributable to deferred compensation plans	738	628	664
Weighted average shares attributable to vested stock options	161	151	88
Incremental shares from unvested stock options	—	27	—

Total weighted average shares—diluted	32,824	31,077	29,996

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Earnings Per Common Share (Continued)

        Antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the years ended December 31, 2014 and 2013 were 0 and 157, respectively. There were no antidilutive outstanding stock options for the year ended December 31, 2012. These stock options have exercise prices that were greater than the average market price of the Company's common stock for the years presented. In addition, for the years ended December 31, 2013, there were 26,995 incremental shares related to unvested stock options added to the diluted weighted average share calculation. No unvested incremental stock option shares were added to the earnings per share calculation for 2014 and 2012 as the addition of these shares to the diluted weighted average share calculation would have been antidilutive.

(19) 401(k) Plan

        Employees who work twenty (20) hours or more a week and have been employed by the Company for a month can elect to participate in and make contributions into a 401(k) Plan. The Company contributes $0.50 for $1.00 of employee contributions up to a maximum of 3% of the employee's contribution. Expense related to the Company's match in 2014, 2013, and 2012, was $1.2 million, $ 1.3 million, and $1.1 million, respectively. Employees are immediately vested in the Company's matching contribution.

(20) Deferred Compensation Plans

        The Company has deferred compensation plans for its directors and certain employees. Under the directors' plan, a director may elect to defer all or a portion of any director-related fees including fees for serving on board committees. Under the employees' plan, certain employees may defer all or a portion of their compensation including any bonus or commission compensation. Director and employee deferrals, other than employees of George Mason, are matched 50% by the Company. Deferrals made by employees of George Mason are not eligible for the Company match. The amount of the Company match is deemed invested in Company common stock which vests immediately for the directors and over three years for employees. The maximum Company match is $50,000 per year per participant eligible to receive the match. Expense relating to the deferred compensation plans for the years ended December 31, 2014, 2013, and 2012, was $351,000, $286,000, and $215,000, respectively.

        The deferred compensation plan liability at December 31, 2014 and 2013 was $10.5 million and $8.3 million, respectively. The trust established for the deferred compensation plan is funded.

        The Company has a supplemental executive retirement plan (SERP) that covers certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest beginning with the individual's retirement. A liability is accrued for the obligation under these plans. The expense incurred for the SERP in 2014, 2013, and 2012, was $210,000, $210,000, and $2.4 million, respectively. The SERP liability was $7.2 million and $7.1 million as of December 31, 2014 and 2013, respectively.

(21) Director and Employee Stock-Based Compensation Plans

        At December 31, 2014, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the "Option Plan") and the 2002 Equity Compensation Plan (the "Equity Plan").

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

        In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or performance share awards to directors, eligible officers and key employees of the Company. In 2011, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 2,420,000 to 3,170,000, an increase of 750,000 shares. In addition, the amendment extended the term of the Equity Plan to February 21, 2021. There are 394,018 shares of the Company's common stock available for future grants and awards in the Equity Plan as of December 31, 2014.

        The following tables present a summary of the Company's stock option activity for the years ended December 31, 2014, 2013, and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,011,553	$12.03
Granted	314,500	16.95
Exercised	(128,660)	10.08
Forfeited	(8,200)	13.47

Outstanding at December 31, 2014	1,189,193	$13.53	6.06	$7,487,376

Options exercisable at December 31, 2014	810,643	$12.37	4.92	$6,047,912

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	851,358	$10.21
Granted	278,250	16.23
Exercised	(106,355)	8.64
Forfeited	(11,700)	10.18

Outstanding at December 31, 2013	1,011,553	$12.03	5.44	$6,025,243

Options exercisable at December 31, 2013	722,403	$11.15	4.25	$4,943,418

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Director and Employee Stock-Based Compensation Plans (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,832,860	$9.38
Granted	63,750	12.11
Exercised	(1,027,702)	8.84
Forfeited	(17,550)	10.20

Outstanding at December 31, 2012	851,358	$10.21	4.67	$5,182,708

Options exercisable at December 31, 2012	682,458	$10.19	3.84	$4,166,600

        Information pertaining to stock options outstanding at December 31, 2014 is as follows:

At December 31, 2014

	Options Outstanding			Options Exercisable
		Weighed Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.95 - $8.28	76,950	4.1 years	$6.47	76,950	$6.47
$8.39 - $9.59	54,000	1.0 years	8.89	53,600	8.89
$9.78 - $10.91	112,974	3.2 years	10.35	99,524	10.39
$11.03 - $12.65	345,119	3.6 years	11.62	306,469	11.61
$13.00 - $15.02	66,000	8.2 years	14.83	55,050	14.93
$15.32 - $18.66	534,150	8.8 years	16.77	219,050	16.62

Outstanding at year end	1,189,193	6.1	13.53	810,643	12.37

        Total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012, was $1.0 million, $875,000, and $7.7 million, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Director and Employee Stock-Based Compensation Plans (Continued)

        A summary of the status of the Company's non-vested stock options and changes during the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	173,700	$3.94
Granted	63,750	4.65
Vested	(54,220)	3.99
Forfeited	(14,330)	4.21

Balance at December 31, 2012	168,900	$4.17

Granted	278,250	5.83
Vested	(150,250)	5.09
Forfeited	(7,750)	4.21

Balance at December 31, 2013	289,150	$5.29

Granted	314,500	5.64
Vested	(218,750)	5.32
Forfeited	(6,350)	5.25

Balance at December 31, 2014	378,550	$5.56

        At December 31, 2014, there was $1.5 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares that vested during the years ended December 31, 2014, 2013, and 2012, was $1.2 million, $765,000, and $216,000, respectively.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22) Segment Reporting (Continued)

        Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the years ended December 31, 2014, 2013, and 2012, follows:

(In thousands)

At and for the Year Ended December 31, 2014:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$105,584	$2,818	$—	$(702)	$—	$107,700
Provision for loan losses	1,938	—	—	—	—	1,938
Non-interest income	5,727	32,314	636	501	—	39,178
Non-interest expense	58,315	30,813	428	6,672	—	96,228
Provision (benefit) for income taxes	16,707	1,661	73	(2,412)	—	16,029

Net income (loss)	$34,351	$2,658	$135	$(4,461)	$—	$32,683

Total Assets	$3,334,243	$356,672	$2,399	$385,782	$(679,962)	$3,399,134

At and for the Year Ended December 31, 2013:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$90,563	$2,474	$—	$(692)	$—	$92,345
Provision for loan losses	(117)	85	—	—	—	(32)
Non-interest income	3,767	24,760	1,337	85	(38)	29,911
Non-interest expense	43,832	35,185	1,580	4,044	(38)	84,603
Provision (benefit) for income taxes	16,734	(2,821)	(81)	(1,657)	—	12,175

Net income (loss)	$33,881	$(5,215)	$(162)	$(2,994)	$—	$25,510

Total Assets	$2,862,039	$380,124	$2,266	$347,288	$(697,487)	$2,894,230

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

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 2014 are collateralized.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Financial Instruments with Off Balance Sheet Risk (Continued)

        Commitments to extend credit of $194.9 million as of December 31, 2014 are related to George Mason's mortgage loan funding commitments and are of a short term nature. Commitments to extend credit of $1.3 billion primarily have floating rates as of December 31, 2014.

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

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2014 and 2013 is as follows:

(In thousands)	2014	2013
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$1,517,088	$1,486,572
Standby letters of credit	33,861	28,008

        The fair value of the liability associated with standby letters of credit and commitments to extend credit for the years ended December 31, 2014 and 2013 were $586,000 and $517,000, respectively.

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

        During 2014 and 2013, George Mason settled with investors on such loans for a total of $194,000 and $302,000, respectively. This reserve had a balance of $150,000 and $261,000 for the years ended December 31, 2014 and 2013, respectively. The expense (benefit) related to this reserve for the years ended December 31, 2014, 2013, and 2012, was $83,000, ($49,000), and $962,000, respectively.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Financial Instruments with Off Balance Sheet Risk (Continued)

        The Company has guaranteed payment of $20.0 million for the debt of Statutory Trust I and $5.0 million for the debt of UFBC Capital Trust I. See Note 12 for further discussion of this debt.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Fair Value Measurements (Continued)

        There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the year ended December 31, 2014. Transfers between levels are recognized at the end of each reporting period. The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities. For the year ended December 31, 2013, there was one significant transfer from Level 3 to Level 2 measurements in the fair value hierarchy. At December 31, 2013, pooled trust preferred investment securities of $2.8 million were moved to the available-for-sale investment portfolio and transferred from a Level 3 to a Level 2 fair value measurement as a result of the aforementioned interim rule to the Volcker Rule. The Company will be required to divest of these investments by July 2017, and therefore the Company now records a fair value measurement on these investments based on a methodology which includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs, which is a Level 2 measurement. An impairment of $300,000 was recorded for the year ended December 31, 2013 as a result of this change in fair value methodology.

        Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 are shown below:

At December 31, 2014
(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$74,153	$		$74,153	$—
Mortgage-backed securities	125,481		—	125,481	—
Municipal securities	137,122		—	137,122	—
Pooled trust preferred and corporate securities	2,375		—	2,375	—
Total investment securities available-for-sale	339,131		—	339,131	—
Investment securities—trading	5,067		—	5,067	—
Bank-owned life insurance	32,546		—	32,546	—
Derivative asset—rate lock and forward loan sales commitments	14,488		—	14,488	—
Derivative asset—interest rate lock commitments	562		—	562	—
Derivative liability—rate lock and forward loan sales commitments	2,725		—	2,725	—
Derivative liability—interest rate lock commitments	33		—	33	—

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

Nonrecurring Fair Value Measurements

        Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above. These assets include the valuation of the Company's pooled trust preferred securities held in its held-to-maturity investment securities portfolio and loans receivable—evaluated for impairment.

At December 31, 2014
(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$3,315	$—	$—	$3,315
Loans receivable—evaluated for impairment	1,878	—	301	1,577

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

        The Company's held-to-maturity portfolio includes investments in two pooled trust preferred securities, totaling $4.0 million of par value at December 31, 2014. The collateral underlying these structured securities are instruments issued by financial institutions. The Company owns the A-3 tranches in each issuance. Observable trading activity remains limited for these types of securities. The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the two securities, and concluded that these securities are not other-than-temporarily impaired. The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

        The Company's loans receivable—evaluated for impairment are measured at the present value of its expected future cash flows discounted at the loan's coupon rate, or at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. The Company measures the collateral value on loans receivable—evaluated for impairment by obtaining an updated appraisal of the underlying collateral and may discount further the appraised value, if necessary, to an amount equal to the expected cash proceeds in the event the loan is foreclosed upon and the collateral is sold. This third party appraisal data is based on market comparisons and may be subject to further adjustment for certain non-observable criteria. In addition, an estimate of costs to sell the collateral is assumed.

        Loans receivable—evaluated for impairment that are designated at fair value using Level 3 inputs on a nonrecurring basis total $1.6 million at December 31, 2014. The total amount for each period presented represents the entire population of loans receivable—evaluated for impairment, and of this amount, $1.6 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence. In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated. This is considered a Level 3 valuation. The value of business equipment is based upon the net book value on the applicable business's financial statements if not considered significant using observable market data. Likewise,

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Fair Value Measurements (Continued)

values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. At December 31, 2014, the Company's Level 3 loans consisted of four relationships: two totaling $1.2 million which were secured primarily by business assets and the cash surrender value of life insurance policies; one relationship totaling $129,000 secured by a residential 2nd deed of trust; and one relationship totaling $289,000 secured by commercial real estate.

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

        The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at December 31, 2014 and 2013:

	December 31, 2014
			Fair Value Measurements Using
	Carrying Amount	Estimated Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,189	$38,189	$38,189	$—	$—
Investment securities held-to-maturity and other investments	19,965	19,275	—	15,960	3,315
Loans held for sale	315,323	315,323	—	315,323	—
Loans receivable, net	2,552,839	2,545,920	—	301	2,545,619
Accrued interest receivable	8,489	8,489	8,489	—	—
Financial liabilities:
Demand deposits	$572,071	$572,071	$572,071	$—	$—
Interest checking	422,291	422,291	422,291	—	—
Money market and statement savings	627,313	627,313	627,313	—	—
Certificates of deposit	913,655	916,142	—	916,142	—
Other borrowed funds	437,995	450,363	—	450,363	—
Accrued interest payable	999	999	999	—	—

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(25) Parent Company Only Financial Statements

        The Cardinal Financial Corporation (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2014 and 2013
(In thousands)

	2014	2013
Assets
Cash and cash equivalents	$4,705	$4,311
Investment securities—Trading	5,067	3,890
Other investments	113	113
Investment in subsidiaries	373,227	333,076
Premises and equipment, net	593	632
Goodwill	24,730	24
Other assets	3,080	5,242

Total assets	$411,515	$347,288

Liabilities and Shareholders' Equity
Debt to Cardinal Statutory Trust I & UFBC Capital Trust I	$24,339	$20,619
Other liabilities	9,855	6,137

Total liabilities	34,194	26,756
Total shareholders' equity	$377,321	$320,532

Total liabilities and shareholders' equity	$411,515	$347,288

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014, 2013, and 2012
(In thousands)

	2014	2013	2012
Income:
Net interest expense	$(702)	$(692)	$(834)
Net realized and unrealized trading gains	478	68	158
Other income	20	17	18

Total income (loss)	(204)	(607)	(658)
Expense—general and administrative	6,668	4,044	3,706

Net loss before income taxes and equity in undistributed earnings of subsidiaries	(6,872)	(4,651)	(4,364)

Income tax benefit	(2,417)	(1,657)	(1,528)
Equity in undistributed earnings of subsidiaries	37,138	28,504	48,133

Net income	$32,683	$25,510	$45,297

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(25) Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014, 2013, and 2012
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$32,683	$25,510	$45,297
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(37,138)	(28,504)	(48,133)
Depreciation	39	39	42
Purchase of investment securities—trading	(2,215)	(1,707)	(1,174)
Unrealized gain on investment securities—trading	(478)	(68)	(158)
Increase (decrease) in other assets and liabilities	13,453	7,782	1,430

Net cash provided by (used in) operating activities	6,344	3,050	(2,696)

Cash flows from investing activities:
Acquisitions, net of cash and cash equivalents	3,428	—	—

Net cash used in investing activities	3,428	—	—

Cash flows from financing activities:
Dividends on common stock	(10,877)	(6,964)	(5,892)
Stock options exercised	1,499	1,084	9,090

Net cash (used in) provided by financing activities	(9,378)	(5,880)	3,198

Net increase (decrease) in cash and cash equivalents	394	(2,830)	502
Cash and cash equivalents at beginning of year	4,311	7,141	6,639

Cash and cash equivalents at end of year	$4,705	$4,311	$7,141

(26) Other Operating Expenses

        The following shows the composition of other operating expenses for the years ended December 31, 2014, 2013, and 2012:

(In thousands)	2014	2013	2012
Stationery and supplies	$1,429	$1,808	$1,693
Other taxes	619	624	467
Travel and entertainment	547	764	763
Premises and equipment	3,217	4,164	3,524
Business memberships	377	500	447
Employment services	210	141	253
Board of directors expenses	841	698	538
Loan expense	548	589	454
Miscellaneous	2,477	3,944	3,236

Total other operating expense	$10,265	$13,232	$11,375

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No changes in the Company's independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on the evaluation, because of the material weakness in internal control over financial reporting described below, the aforementioned officers concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were not effective.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. During the fourth quarter of 2014, management identified a material weakness in internal control over the Company's process to record new or modified loans into the loan sub-ledger system. This material weakness did not result in any material misstatement of the Company's consolidated financial statements for any period presented. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Based on management's assessment, and as a result of the material weakness discussed above, management concluded that, as of December 31, 2014, the Company's internal control over financial reporting was not effective based on criteria set forth by COSO in its 2013 Internal Control—Integrated Framework

        Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Item 8.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

        In response to the material weakness identified above, the Company is in the process of implementing changes to its internal control over financial reporting, including hiring a qualified and highly experienced Credit Administrator and a Quality Control Supervisor, and creating a step-by-step checklist of the key elements related to the recording of new or modified loans into the loan sub-ledger system to ensure completeness and accuracy of all inputs.

Changes in Internal Control Over Financial Reporting

        During the fourth quarter of 2014 reporting period, management identified and remediated a material weakness in internal control over financial reporting relating to the precision of the management review controls and documentation supporting the qualitative factors considered by management in the allowance for loan losses estimation process. No restatement of prior period financial statements and no change in previously released financial results were required as a result of this finding. For the reporting period ended December 31, 2014, management remediated the material weakness by enhancing the precision of the management review controls and documentation supporting the qualitative factors considered by management in the allowance for loan losses estimation process.

        Except for the foregoing, there was no change in the Company's internal control over financial reporting in the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Election of Directors" section and under the headings "Executive Officers," "The Committees of the Board of Directors," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.    Executive Compensation

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Executive Compensation" section and under the heading "Director Compensation" in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Security Ownership of Certain Beneficial Owners and Management.    Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

        Equity Compensation Plan Information.    The following table sets forth information as of December 31, 2014, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Shareholders
1999 Stock Plan	6,750	$7.08	—
2002 Equity Compensation Plan	1,182,443	$13.53	394,018
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—
Total	1,189,193	$13.53	394,018

(1)
Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)
The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Certain Relationships and Related Transactions" and "Independence of the Directors" in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Fees of Independent Public Accountants" and "Audit Committee Pre-Approval Policies and Procedures," in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

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
3.4
Bylaws of Cardinal Financial Corporation (restated in electronic format as of March 24, 2014) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2014).
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
10.13	Amendment of Executive Employment Agreement of Alice P. Frazier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 17, 2014).
10.14	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2007).*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

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

CARDINAL FINANCIAL CORPORATION
March 16, 2015	By:	/s/ BERNARD H. CLINEBURG
		Name:	Bernard H. Clineburg
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2015.

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
3.4
Bylaws of Cardinal Financial Corporation (restated in electronic format as of March 24, 2014) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2014).
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
10.13	Amendment of Executive Employment Agreement of Alice P. Frazier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 17, 2014).
10.14	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2007).*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

*
Management contracts and compensatory plans and arrangements.