Form 10-Q
period 2015-03-31
CARDINAL FINANCIAL CORP
filed 2015-05-08
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

32,161,464 shares of common stock, par value $1.00 per share, outstanding as of May 4, 2015

CARDINAL FINANCIAL CORPORATION

PART I - Financial Information

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2015 and December 31, 2014

(In thousands, except share data)

			March 31,	December 31,
			2015	2014
			(Unaudited)

Assets
Cash and due from banks			$21,780	$20,298
Federal funds sold			38,675	17,891

Total cash and cash equivalents			60,455	38,189

Investment securities available-for-sale			314,260	339,131
Investment securities held-to-maturity (market value of $3,425 and $3,334 at March 31, 2015 and December 31, 2014, respectively)			4,019	4,024

Investment securities - trading			5,453	5,067

Total investment securities			323,732	348,222

Other investments			15,049	15,941
Loans held for sale			315,014	315,323

Loans receivable, net of deferred fees and costs			2,625,430	2,581,114
Allowance for loan losses			(28,884)	(28,275)

Loans receivable, net			2,596,546	2,552,839

Premises and equipment, net			25,139	25,253
Deferred tax asset, net			4,823	4,831
Goodwill and intangibles, net			37,115	37,312
Bank-owned life insurance			32,664	32,546

Accrued interest receivable and other assets			36,233	28,678

Total assets			$3,446,770	$3,399,134

Liabilities and Shareholders’ Equity
Non-interest bearing deposits			$564,583	$572,071

Interest bearing deposits			2,080,548	1,963,259

Total deposits			2,645,131	2,535,330
Other borrowed funds			356,322	437,995
Mortgage funding checks			23,031	19,469
Escrow liabilities			2,611	2,035

Accrued interest payable and other liabilities			30,399	26,984

Total liabilities			3,057,494	3,021,813

Common stock, $1 par value	2015	2014
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	32,155,464	32,078,227	32,155	32,078
Additional paid-in capital			203,193	201,948
Retained earnings			143,327	133,129
Accumulated other comprehensive income, net			10,601	10,166

Total shareholders’ equity			389,276	377,321

Total liabilities and shareholders’ equity			$3,446,770	$3,399,134

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2015 and 2014

(In thousands, except per share data)

(Unaudited)

	2015	2014
Interest income:
Loans receivable	$27,496	$24,890
Loans held for sale	2,484	2,477
Federal funds sold	28	31
Investment securities available-for-sale	2,715	3,085
Investment securities held-to-maturity	21	39
Other investments	156	138

Total interest income	32,900	30,660

Interest expense:
Deposits	3,486	2,821
Other borrowed funds	1,975	2,172

Total interest expense	5,461	4,993

Net interest income	27,439	25,667

Provision for loan losses	130	1,926

Net interest income after provision for loan losses	27,309	23,741

Non-interest income:
Service charges on deposit accounts	544	535
Loan fees	454	212
Investment fee income	115	222
Realized and unrealized gains on mortgage banking activities	16,166	7,383
Net realized gain on investment securities-trading	—	169
Net realized gain (loss) on investment securities-available for sale	202	(17)
Management fee income	—	21
Increase in cash surrender value of bank-owned life insurance	118	119
Other income	5	24

Total non-interest income	17,604	8,668

Non-interest expense:
Salary and benefits	12,081	11,389
Occupancy	2,484	2,630
Professional fees	1,589	818
Depreciation	876	966
Data processing & communications	1,504	1,615
FDIC insurance premiums	516	383
Merger and acquisition expenses	468	3,212
Amortization of intangibles	197	200
Other operating expenses	4,428	4,577

Total non-interest expense	24,143	25,790

Income before income taxes	20,770	6,619

Provision for income taxes	7,038	2,329

Net income	$13,732	$4,290

Earnings per common share - basic	$0.42	$0.13

Earnings per common share - diluted	$0.42	$0.13

Weighted-average common shares outstanding - basic	32,635	32,127

Weighted-average common shares outstanding - diluted	33,071	32,609

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, 2015 and 2014

(In thousands)

(Unaudited)

	2015	2014

Net income	$13,732	$4,290
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the period, net of tax expense of $375 thousand in 2015 and $1.7 million in 2014	815	2,988

Less: reclassification adjustment for net (gains) losses included in net income net of tax expense of $67 thousand in 2015 and net of tax benefit of $6 thousand in 2014	(135)	11

	680	2,999

Unrealized loss on derivative instruments designated as cash flow hedges, net of tax benefit of $137 thousand in 2015 and $82 thousand in 2014	(245)	(150)
Other comprehensive income	435	2,849
Comprehensive income	$14,167	$7,139

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2015 and 2014

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2013	30,333	$30,333	$174,001	$111,323	$4,875	$320,532

Stock options exercised	12	12	101	—	—	113

Stock compensation expense, net of tax benefit	—	—	411	—	—	411

Shares issued from acquisition of United Financial Banking Companies, Inc.	1,617	1,617	25,191	—	—	26,808

Dividends on common stock of $0.08 per share	—	—	—	(2,558)	—	(2,558)

Change in accumulated other comprehensive income	—	—	—	—	2,849	2,849

Net income	—	—	—	4,290	—	4,290

Balance, March 31, 2014	31,962	$31,962	$199,704	$113,055	$7,724	$352,445

Balance, December 31, 2014	32,078	$32,078	$201,948	$133,129	$10,166	$377,321

Stock options exercised	70	70	692	—	—	762

Vesting of restricted stock grants	7	7	131	—	—	138

Stock compensation expense, net of tax benefit	—	—	422	—	—	422

Dividends on common stock of $0.11 per share	—	—	—	(3,534)	—	(3,534)

Change in accumulated other comprehensive income	—	—	—	—	435	435

Net income	—	—	—	13,732	—	13,732

Balance, March 31, 2015	32,155	$32,155	$203,193	$143,327	$10,601	$389,276

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015 and 2014

(In thousands)

(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$13,732	$4,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	876	966
Amortization of premiums, discounts and intangibles	335	267
Provision for loan losses	130	1,926
Loans held for sale originated	(843,734)	(562,594)
Proceeds from the sale of loans held for sale	860,209	678,657
Realized and unrealized gains on mortgage banking activities	(16,166)	(7,383)
Purchase of investment securities-trading	(700)	(678)
Unrealized gain on investment securities-trading	—	(169)
Unrealized loss on investment securities-available for sale	—	17
Gain on call of investment securities available-for-sale	(202)	—
Stock compensation expense, net of tax benefits	553	411
Increase in cash surrender value of bank-owned life insurance	(118)	(119)
Increase (decrease) in accrued interest receivable and other assets	(7,928)	(7,218)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	4,066	(10,986)

Net cash provided by operating activities	11,053	97,387

Cash flows from investing activities:
Net purchases of premises and equipment	(762)	75
Proceeds from the sale of investment securities available-for-sale	—	10,617
Proceeds from maturity and call of investment securities available-for-sale	23,315	1,500
Purchase of mortgage-backed securities available for sale	—	(2,050)
Purchase of investment securities available for sale	(752)	—
Purchase of other investments	(133)	(2,250)
Proceeds from the sale of other investments	1,025	6,762
Redemptions of investment securities available-for-sale	3,427	4,759
Redemptions of investment securities held-to-maturity	5	125
Acquisitions, net of cash and cash equivalents	—	36,472
Net increase (decrease) in loans receivable, net of deferred fees and costs	(43,837)	(67,959)

Net cash used in investing activities	(17,712)	(11,949)

Cash flows from financing activities:
Net increase (decrease) in deposits	109,801	22,865
Net decrease in other borrowed funds - short term	(71,673)	(21,057)
Net increase (decrease) in mortgage funding checks	3,562	(54)
Proceeds from FHLB advances	—	75,000
Repayment of FHLB advances	(10,000)	(150,000)
Stock options exercised	762	113
Stock issuance	7	—
Dividends on common stock	(3,534)	(2,558)

Net cash provided by (used in) financing activities	28,925	(75,691)

Net increase in cash and cash equivalents	22,266	9,747

Cash and cash equivalents at beginning of the year	38,189	29,209

Cash and cash equivalents at end of the period	$60,455	$38,956

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,629	$4,821
Income taxes	5,319	3,703
Acquisition of noncash assets and liabilities:
Assets acquired	—	265,364
Liabilities assumed	—	301,836

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2

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

In connection with the acquisition, the Company acquired all of the voting and common shares of UFBC Capital Trust I (the “UFBC Trust”), which is a wholly-owned subsidiary established for the sole purpose of issuing $5.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”).  These trust preferred securities are due in 2035 and have an interest rate of LIBOR (London Interbank Offering Rate) plus 2.10%, which adjusts quarterly.  The UFBC Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity.  The additional $155,000 that is payable by the Company to the UFBC Trust represents the Company’s unfunded capital investment in the UFBC Trust.

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

The difference between the fair value and the expected cash flows from acquired loans will be accreted to interest income over the remaining term of the loans in accordance with Accounting Standards Codification (“ASC”) topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  See Note 6 for further details.

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

Note 3

Stock-Based Compensation

At March 31, 2015, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan was amended in 2011 to increase the number of shares available under the plan and extend the term to 2021.  The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  There were 269,918 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of March 31, 2015.

Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Director stock options have ten year terms and vest and become fully exercisable at the grant date. Most employee stock options have ten year terms and vest and become fully exercisable in 20% increments beginning after their first year of service. Certain stock options granted to executive officers of the Company have ten year terms and vest in increments of 25% with immediate vesting of the first 25% on the date of grant and vesting of the remaining three increments on the anniversary date of the grant.  Stock options granted to executive officers during 2014 and the first quarter of 2015 have ten year terms with one-third of the options vested on the grant date and the remaining unvested options vesting over the next two years. Restricted stock awards are granted at the fair market value of the Company’s common stock on the grant date.  One-third of restricted stock awards vested on the grant date and the remaining unvested options vest over the next two years.

The Company has only made awards of stock options and restricted stock under the Option Plan and the Equity Plan.

Total expense related to the Company’s share-based compensation plans for the three months ended March 31, 2015 and 2014 was $560,000 and $152,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $186,000 and $51,000 for the three months ended March 31, 2015 and 2014, respectively.

Options granted for the three months ended March 31, 2015 and 2014 were 109,250 and 218,000, respectively.  The weighted average per share fair value of stock option grants for the three months ended March 31, 2015 and 2014 was $5.93 and $5.60, respectively.  The fair values of the options granted during all periods ended March 31, 2015 and 2014 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2015	2014
Estimated option life	6.5 Years	6.5 Years
Risk free interest rate	1.73 - 1.83%	2.17 - 2.34%
Expected volatility	36.90%	37.40%
Expected dividend yield	2.46%	1.80%

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

Stock option activity during the three months ended March 31, 2015 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2014	1,189,193	$13.53
Granted	109,250	20.04
Exercised	(70,574)	10.80
Forfeited	(5,150)	13.43
Outstanding at March 31, 2015	1,222,719	$14.27	6.47	$6,978,208
Options exercisable at March 31, 2015	894,994	$13.33	5.67	$5,951,634

The intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 and was $560,000 and $103,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the three months ended March 31, 2015 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2014	378,550	$5.56
Granted	109,250	5.93
Vested	(156,425)	5.75
Forfeited	(3,650)	4.97
Balance at March 31, 2015	327,725	$5.60

A summary of the Company’s restricted stock grant activity during the three months ended March 31, 2015 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2014	—	$—
Granted	20,000	20.05
Vested	(6,663)	20.05
Forfeited	—	—
Balance at March 31, 2015	13,337	$20.05

At March 31, 2015, there was $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares from stock options that vested during the three months ended March 31, 2015 and 2014 was $900,000 and $667,000, respectively. The total fair value of restricted stock grants that vested during the three months ended March 31, 2015 was $134,000.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2015 and 2014 is as follows:

At and for the Three Months Ended March 31, 2015 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$27,105	$511	$—	$(177)	$—	$27,439
Provision for loan losses	130	—	—	—	—	130
Non-interest income	1,278	16,216	105	5	—	17,604
Non-interest expense	15,146	7,319	104	1,574	—	24,143
Provision for income taxes	4,215	3,434	—	(611)	—	7,038
Net income (loss)	$8,892	$5,974	$1	$(1,135)	$—	$13,732

Total Assets	$3,371,660	$358,024	$2,391	$415,545	$(700,850)	$3,446,770
Average Assets	$3,322,472	$267,313	$2,409	$417,547	$(628,081)	$3,381,660

At and for the Three Months Ended March 31, 2014 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$25,193	$638	$—	$(164)	$—	$25,667
Provision for loan losses	1,926	—	—	—	—	1,926
Non-interest income	932	7,391	167	178	—	8,668
Non-interest expense	15,792	8,293	112	1,593	—	25,790
Provision for income taxes	2,895	(97)	19	(488)	—	2,329
Net income (loss)	$5,512	$(167)	$36	$(1,091)	$—	$4,290

Total Assets	$3,095,847	$321,958	$2,301	$387,898	$(664,667)	$3,143,337
Average Assets	$2,943,545	$230,424	$2,300	$379,810	$(534,206)	$3,021,873

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

Note 5

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014.  There were 167 antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the three months ended March 31, 2015.    There were no antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the three months ended March 31, 2014.

(In thousands,	Three Months Ended
except per share data)	2015	2014
Net income available to common shareholders	$13,732	$4,290
Weighted average common shares - basic	32,635	32,127
Weighted average common shares - diluted	33,071	32,609
Earnings per common share - basic	$0.42	$0.13
Earnings per common share - diluted	$0.42	$0.13

Weighted average shares for the basic earnings per share calculation is increased by the number of shares required to be issued under the Company’s various deferred compensation plans.  These plans provide for a Company match, and such match must be in the common stock of the Company.  Employees who participate in the Company’s deferred compensation plans can allocate, at their discretion, their contributions to various investment options, including an option to invest in Company Common Stock.  The incremental weighted average shares attributable to the deferred compensation plans included in diluted outstanding shares assumes the participants opt to invest all of their contributions into the Company’s Common Stock investment option.

The following shows the composition of basic outstanding shares for the three months ended March 31, 2015 and 2014:

(in thousands)	2015	2014
Weighted average common shares outstanding	32,123	31,686
Weighted average shares attributable to the deferred compensation plans	512	441
Total weighted average shares - basic	32,635	32,127

The following shows the composition of diluted outstanding shares for the three months ended March 31, 2015 and 2014:

(in thousands)	2015	2014

Weighted average shares outstanding - basic (from above)	32,635	32,127
Incremental weighted average shares attributable to deferred compensation plans	259	248
Weighted average shares attributable to stock options	177	180
Incremental Shares from stock option plan	—	54
Total weighted average shares - diluted	33,071	32,609

Note 6

Investment Securities

The approximate fair value and amortized cost of investment securities at March 31, 2015 and December 31, 2014 are shown in the table below.

	March 31, 2015
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$51,215	$3,390	$—	$54,605
Mortgage-backed securities	115,445	7,390	(21)	122,814
Municipal securities	127,662	6,827	(28)	134,461
Pooled trust preferred & corporate securities	2,323	57	—	2,380
Total	$296,645	$17,664	$(49)	$314,260

Investment Securities Held-to-Maturity
Mortgage-backed securities	15	—	—	15
Pooled trust preferred securities	4,004	—	(594)	3,410
Total	$4,019	$—	$(594)	$3,425

	December 31, 2014
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$71,035	$3,132	$(14)	$74,153
Mortgage-backed securities	118,808	6,704	(31)	125,481
Municipal securities	130,405	6,738	(21)	137,122
Pooled trust preferred & corporate securities	2,323	52	—	2,375
Total	$322,571	$16,626	$(66)	$339,131

Investment Securities Held-to-Maturity
Mortgage-backed securities	19	—	—	19
Pooled trust preferred securities	4,005	—	(690)	3,315
Total	$4,024	$—	$(690)	$3,334

The fair value and amortized cost of investment securities by contractual maturity at March 31, 2015 and December 31, 2014 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within One Year	$7,542	$7,640	$—	$—
After 1 year but within 5 years	50,632	53,731	—	—
After 5 years but within 10 years	40,232	43,430	—	—
After 10 years	82,794	86,645	4,004	3,410
Mortgage-backed securities	115,445	122,814	15	15
Total	$296,645	$314,260	$4,019	$3,425

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
Within One Year	$5,179	$5,272	$—	$—
After 1 year but within 5 years	35,045	36,555	—	—
After 5 years but within 10 years	56,334	60,451	—	—
After 10 years	107,205	111,372	4,005	3,315
Mortgage-backed securities	118,808	125,481	19	19
Total	$322,571	$339,131	$4,024	$3,334

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

At March 31, 2015

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$3,376	$(15)	$264	$(6)	$3,640	$(21)
Municipal securities	5,474	(27)	535	(1)	6,009	(28)
Total temporarily impaired securities	$8,850	$(42)	$799	$(7)	$9,649	$(49)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,410	$(594)	$3,410	$(594)
Total temporarily impaired securities	$—	$—	$3,410	$(594)	$3,410	$(594)

At December 31, 2014

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$10,099	$(14)	$—	$—	$10,099	$(14)
Mortgage-backed securities	3,295	(25)	272	(6)	3,567	(31)
Municipal securities	4,820	(21)	—	—	4,820	(21)
Total temporarily impaired securities	$18,214	$(60)	$272	$(6)	$18,486	$(66)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,315	$(690)	$3,315	$(690)
Total temporarily impaired securities	$—	$—	$3,315	$(690)	$3,315	$(690)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2015, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2015, 99% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $1.5 million in non-government non-agency mortgage-related securities.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At March 31, 2015, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

The Company owns three pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio.  As a result of the issuance of the final rules to implement Section 619 of the Financial Reform Act, commonly known as the “Volcker Rule” (the “Final Rule”), only one of the three investments were exempt from the covered fund definition.  For the one investment that was not exempt as a result of the Final Rule, the Company will be required to divest its investment in this particular pooled trust preferred securities prior to the effectiveness of the Final Rule on July 21, 2017.  The remaining available-for-sale pooled trust preferred security had a par value of $2.0 million and a carrying value of $1.8 million as of March 31, 2015.

The par value of the two pooled trust preferred securities still classified as held-to-maturity totaled $4.0 million at March 31, 2015.  The collateral underlying these structured securities are instruments issued by financial institutions.  The Company owns the A-3 tranches in each issuance.  Each of the bonds is rated by more than one rating agency.  One security has a composite rating of A- and the other security has a composite rating of BBB+.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired.  The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

In one of the pooled trust preferred securities, 71% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $185 million of the remaining $217 million, or 85% of the performing collateral defaulted or deferred payment.  In the other pooled trust preferred security, 63% of the principal balance is subordinate to the Company’s class of ownership, and it is estimated that a break in contractual cash flow would occur if $157 million of the remaining $219 million, or 72% of the performing collateral defaulted or deferred payment. Significant judgment is involved in the evaluation of other-than-temporary impairment.  The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these pooled trust preferred securities prior to the recovery of its investment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three months ended March 31, 2015.

Note 7

Loans Receivable and Allowance for Loan Losses

The loan portfolio at March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$302,871	$21,019	$323,890
Real estate - commercial	1,171,692	96,975	1,268,667
Real estate - construction	486,656	4,129	490,785
Real estate - residential	399,238	7,129	406,367
Home equity lines	131,796	3,480	135,276
Consumer	4,065	704	4,769
	2,496,318	133,436	2,629,754
Net deferred fees	(4,324)	—	(4,324)
Loans receivable, net of fees	2,491,994	133,436	2,625,430
Allowance for loan losses	(28,884)	—	(28,884)
Loans receivable, net	$2,463,110	$133,436	$2,596,546

	December 31, 2014
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$328,711	$25,210	$353,921
Real estate - commercial	1,154,093	103,761	1,257,854
Real estate - construction	424,745	10,163	434,908
Real estate - residential	393,894	8,784	402,678
Home equity lines	127,004	3,881	130,885
Consumer	4,341	742	5,083
	2,432,788	152,541	2,585,329
Net deferred fees	(4,215)	—	(4,215)
Loans receivable, net of fees	2,428,573	152,541	2,581,114
Allowance for loan losses	(28,275)	—	(28,275)
Loans receivable, net	$2,400,298	$152,541	$2,552,839

During 2014, as a result of the Company’s acquisition of UFBC, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statements of condition at March 31, 2015 and December 31, 2014 are as follows:

(in thousands)	March 31, 2015
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$15,750
Carrying amount	12,080

Other acquired loans
Outstanding principal balance	122,271
Carrying amount	121,356

Total acquired loans
Outstanding principal balance	138,021
Carrying amount	133,436

(in thousands)	December 31, 2014
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$19,176
Carrying amount	14,960

Other acquired loans
Outstanding principal balance	138,419
Carrying amount	137,581

Total acquired loans
Outstanding principal balance	157,595
Carrying amount	152,541

The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows.

(in thousands)
Balance at January 1, 2015	$(5,053)
Charge-offs	$504
Accretion	(36)
Balance at March 31, 2015	$(4,585)

(in thousands)
Balance at January 1, 2014	$—
Recorded discount at acquisition date	(3,872)
Accretion	(1,181)
Balance at December 31, 2014	$(5,053)

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

Activity in the Company’s allowance for loan losses for the three months ended March 31, 2015 and 2014 is shown below.

	2015	2014
Beginning balance, January 1	$28,275	$27,864

Provision for loan losses	130	1,926

Loans charged off:
Commercial and industrial	(3)	(783)
Residential	—	—
Consumer	(16)	(2)
Total loans charged off	(19)	(785)

Recoveries:
Commercial and industrial	485	7
Residential	10	81
Consumer	3	—
Total recoveries	498	88

Net recoveries (charge offs)	479	(697)

Ending balance, March 31,	$28,884	$29,093

For the three months ended March 31, 2015 and 2014, the Company recorded an allowance for loan losses for the acquired loan portfolio of $0 and $169,000, respectively.  There were no impairments recorded in the purchase credit impaired portfolio as of March 31, 2015 and 2014.

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of March 31, 2015 and 2014, are below:

Allowance for Loan Losses

At and for the Three Months Ended March 31, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,061	$17,820	$6,105	$1,954	$301	$34	$28,275
Charge-offs	(3)	—	—	—	—	(16)	(19)
Recoveries	187	293	5	10	3	—	498
Provision for loan losses	(120)	(398)	613	(3)	22	16	130
Ending Balance, March 31, 2015	$2,125	$17,715	$6,723	$1,961	$326	$34	$28,884

Ending Balance, March 31, 2015
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,125	17,715	6,723	1,961	326	34	28,884

Loans Receivable

At March 31, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, March 31, 2015	$323,890	$1,268,667	$490,785	$406,367	$135,276	$4,769	$2,629,754

Ending Balance, March 31, 2015
Individually evaluated for impairment	$1,171	$273	$250	$—	$51	$—	$1,745
Purchased Credit Impaired Loans	2,878	6,736	1,641	326	496	3	12,080
Collectively evaluated for impairment	319,841	1,261,658	488,894	406,041	134,729	4,766	2,615,929

Allowance for Loan Losses

At and for the Three Months Ended March 31, 2014

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$3,329	$16,076	$5,336	$2,421	$609	$93	$27,864
Charge-offs	(262)	(521)	—	—	—	(2)	(785)
Recoveries	2	—	5	81	—	—	88
Provision for loan losses	893	449	380	205	—	(1)	1,926
Ending Balance, March 31, 2014	$3,962	$16,004	$5,721	$2,707	$609	$90	$29,093

Ending Balance, March 31, 2014
Individually evaluated for impairment	$38	$—	$—	$131	$—	$—	$169
Collectively evaluated for impairment	3,924	16,004	5,721	2,576	609	90	28,924

Loans Receivable

At March 31, 2014

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, March 31, 2014	$291,208	$1,191,953	$414,711	$332,288	$115,045	$5,045	$2,350,250

Ending Balance, March 31, 2014
Individually evaluated for impairment	$299	$1,738	$496	$346	$51	$—	$2,930
Purchased Credit Impaired Loans	4,990	8,379	1,688	448	467	8	15,980
Collectively evaluated for impairment	285,919	1,181,836	412,527	331,494	114,527	5,037	2,331,340

The accounting policy related to the allowance for loan losses is considered a critical accounting policy given the level of estimation, judgment and uncertainty in evaluating the levels of the allowance required for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment and uncertainty can be on the consolidated financial results.

The Company’s ongoing credit quality management process relies on a system of activities to assess and evaluate various factors that impact the estimation of the allowance for loan losses.  These factors include, but are not limited to; current economic conditions; loan concentrations, collateral adequacy and value; past loss experience for particular types of loans, size, composition and nature of loans; migration of loans through our loan rating methodology; trends in charge-offs and recoveries.  This process also contemplates a disciplined approach to managing and monitoring credit exposures to ensure that the structure and pricing of credit remains consistent with the Company’s assessment of risk.  The loan officer has frequent contact with the borrower and is a key player in the credit management process and must develop and diligently practice sound credit management skills and habits to ensure effectiveness.  Under the direction of the Company’s loan committee and the chief credit officer, the credit risk management function works with the loan officers and other groups within the Company to monitor the loan portfolio, maintain the watch list, and compile the analysis necessary to determine the allowance for loan losses.

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

The following tables report the Company’s nonaccrual and past due loans at March 31, 2015 and December 31, 2014.  In addition, the credit quality of the loan portfolio is provided as of March 31, 2015 and December 31, 2014.

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At March 31, 2015

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$15	$976	$991	$301,880	302,871	$—	$976

Real estate - commercial
Owner occupied	—	—	—	—	295,416	295,416	—	—
Non-owner occupied	—	—	273	273	876,003	876,276	—	273

Real estate - construction
Residential	—	—	—	—	172,391	172,391	—	—
Commercial	—	—	—	—	314,265	314,265	—	—

Real estate - residential
Single family	15	—	—	15	293,696	293,711	—	—
Multi-family	—	—	—	—	105,527	105,527	—	—

Home equity lines	243	—	51	294	131,502	131,796	—	51

Consumer
Installment	—	—	—	—	3,760	3,760	—	—
Credit cards	6	47	—	53	252	305	—	—
	$264	$62	$1,300	$1,626	$2,494,692	$2,496,318	$—	$1,300

Nonaccrual and Past Due Loans - Acquired Loan Portfolio

At March 31, 2015

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$572	$572	$20,447	21,019	$—	$572

Real estate - commercial
Owner occupied	—	—	—	—	44,241	44,241	—	—
Non-owner occupied	1,028	—		1,028	51,706	52,734	—	—

Real estate - construction
Residential	—	—	—	—	3,292	3,292	—	—
Commercial	—	—	—	—	837	837	—	—

Real estate - residential
Single family	—	—		—	7,129	7,129	—	—
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	3,480	3,480	—	—

Consumer
Installment	—	—	—	—	704	704	—	—
Credit cards	—	—	—	—	—	—	—	—
	$1,028	$—	$572	$1,600	$131,836	$133,436	$—	$572

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At December 31, 2014

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$88	$30	$938	$1,056	$327,655	328,711	$—	$938

Real estate - commercial
Owner occupied	—	—	—	—	304,303	304,303	—	—
Non-owner occupied	—	—	289	289	849,501	849,790	—	289

Real estate - construction
Residential	—	—	—	—	158,915	158,915	—	—
Commercial	—	—	—	—	265,830	265,830	—	—

Real estate - residential
Single family	359	—	—	359	297,530	297,889	—	—
Multi-family	—	—	—	—	96,005	96,005	—	—

Home equity lines	—	—	180	180	126,824	127,004	—	180

Consumer
Installment	—	—	—	—	3,920	3,920	—	—
Credit cards	53	—	—	53	368	421	—	—
	$500	$30	$1,407	$1,937	$2,430,851	$2,432,788	$—	$1,407

Nonaccrual and Past Due Loans - Acquired Loan Portfolio

At December 31, 2014

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$576	$576	$24,634	25,210	$—	$576

Real estate - commercial
Owner occupied	—	—	—	—	49,173	49,173	—	—
Non-owner occupied	—	—	1,072	1,072	53,516	54,588	—	1,072

Real estate - construction
Residential	—	—	—	—	6,156	6,156	—	—
Commercial	—	—	—	—	4,007	4,007	—	—

Real estate - residential
Single family	24	—	306	330	8,454	8,784	—	306
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	3,881	3,881	—	—

Consumer
Installment	—	—	—	—	742	742	—	—
Credit cards	—	—	—	—	—	—	—	—
	$24	$—	$1,954	$1,978	$150,563	$152,541	$—	$1,954

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of March 31, 2015 and December 31, 2014, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans — Originated Loan Portfolio

At March 31, 2015

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$1,171	$1,488	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	273	2,364	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	250	250	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	51	51	—	—
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$1,171	$1,488	$—	$—
Real estate - commercial	273	2,364	—	—
Real estate - construction	250	250	—	—
Real estate - residential	—	—	—	—
Home equity lines	51	51	—	—
Consumer	—	—	—	—
Total	$1,745	$4,153	$—	$—

Impaired Loans — Acquired Loan Portfolio

At March 31, 2015

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$649	$758	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	3,478	3,449	—	12
Real estate - construction
Residential	—	—	—	—
Commercial	837	942	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$649	$758	$—	$—
Real estate - commercial	3,478	3,449	—	12
Real estate - construction	837	942	—	—
Real estate - residential	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—
Total	$4,964	$5,149	$—	$12

Impaired Loans — Originated Loan Portfolio

At December 31, 2014

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$1,159	$1,472	$—	$64
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	289	2,364	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	250	250	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	180	180	—	4
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$1,159	$1,472	$—	$64
Real estate - commercial	289	2,364	—	—
Real estate - construction	250	250	—	—
Real estate - residential	—	—	—	—
Home equity lines	180	180	—	4
Consumer	—	—	—	—
Total	$1,878	$4,266	$—	$68

Impaired Loans — Acquired Loan Portfolio

At December 31, 2014

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$576	$1,227	$—	$12
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	1,266	1,729	—	39
Real estate - construction
Residential	—	—	—	—
Commercial	839	942	—	5
Real estate - residential
Single family	306	446	—	2
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$576	$1,227	$—	$12
Real estate - commercial	1,266	1,729	—	39
Real estate - construction	839	942	—	5
Real estate - residential	306	446	—	2
Home equity lines	—	—	—	—
Consumer	—	—	—	—
Total	$2,987	$4,344	$—	$58

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

At March 31, 2015 and December 31, 2014, the Company had TDRs totaling $273,000 and $289,000, respectively, all of which were on nonaccrual.  Nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by the Company upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms.  Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification.  The following table reconciles the beginning and ending balances on TDRs as of March 31, 2015 and 2014, respectively:

Troubled Debt Restructurings

At and For the Three Months Ended March 31, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total

Beginning Balance, January 1, 2015	$—	$289	$—	$—	$—	$—	$289
New TDRs	—	—	—	—	—	—	—
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	—	(16)	—	—	—	—	(16)
Ending Balance, March 31, 2015	$—	$273	$—	$—	$—	$—	$273

Troubled Debt Restructurings

At and For the Three Months Ended March 31, 2014

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total

Beginning Balance, January 1, 2014	$—	$1,738	$525	$—	$—	$—	$2,263
New TDRs	—	—	—	—	—	—	—
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	—	—	(279)	—	—	—	(279)
Ending Balance, March 31, 2014	$—	$1,738	$246	$—	$—	$—	$1,984

At March 31, 2015, TDRs make up one relationship with the Bank.  These loans are performing as expected post-modification. There are no acquired loans classified as TDRs.  For restructured loans in the portfolio, the Company had no loan loss reserves as of March 31, 2015 and December 31, 2014, respectively.

Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default.  For the period ended March 31, 2015, no loans identified as TDRs had a payment default within the last twelve months.  For the period ended March 31, 2014, one loan identified as a TDR had a payment default within the last twelve months.

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, other loans especially mentioned (OLEM), substandard, doubtful and loss.  OLEM are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the bank’s credit position at some future date.  These loans may not show problems as yet due to the borrower’s apparent ability to service the debt, but special circumstances surround the loans of which the Bank’s management should be aware.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated OLEM, substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment at March 31, 2015 and December 31, 2014.

Internal Risk Rating Grades - Originated Loan Portfolio

At March 31, 2015

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$300,007	$1,376	$1,488	$—	$—

Real estate - commercial
Owner occupied	295,416	—	—	—	—
Non-owner occupied	867,215	6,697	2,364	—	—

Real estate - construction
Residential	172,391	—	—	—	—
Commercial	314,015	—	250	—	—

Real estate - residential
Single family	293,696	15	—	—	—
Multi-family	105,527	—	—	—	—

Home equity lines	131,502	243	51	—	—

Consumer
Installment	3,760	—	—	—	—
Credit cards	299	6	—	—	—
	$2,483,828	$8,337	$4,153	$—	$—

Internal Risk Rating Grades - Acquired Loan Portfolio

At March 31, 2015

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$18,906	$1,464	$649	$—	$—

Real estate - commercial
Owner occupied	44,241	—	—	—	—
Non-owner occupied	47,116	2,140	3,478	—	—

Real estate - construction
Residential	3,292	—	—	—	—
Commercial	—	—	837	—	—

Real estate - residential
Single family	7,129	—	—	—	—
Multi-family	—	—	—	—	—

Home equity lines	3,480	—	—	—	—

Consumer
Installment	704	—	—	—	—
Credit cards	—	—	—	—	—
	$124,868	$3,604	$4,964	$—	$—

Internal Risk Rating Grades - Originated Loan Portfolio

At December 31, 2014

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$326,543	$1,009	$1,159	$—	$—

Real estate - commercial
Owner occupied	304,303	—	—	—	—
Non-owner occupied	846,280	3,221	289	—	—

Real estate - construction
Residential	158,915	—	—	—	—
Commercial	265,580	—	250	—	—

Real estate - residential
Single family	297,530	359	—	—	—
Multi-family	96,005	—	—	—	—

Home equity lines	126,824	—	180	—	—

Consumer
Installment	3,920	—	—	—	—
Credit cards	421	—	—	—	—
	$2,426,321	$4,589	$1,878	$—	$—

Internal Risk Rating Grades - Acquired Loan Portfolio

At December 31, 2014

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$22,277	$2,357	$576	$—	$—

Real estate - commercial
Owner occupied	49,173	—	—	—	—
Non-owner occupied	51,184	2,138	1,266	—	—

Real estate - construction
Residential	6,156	—	—	—	—
Commercial	3,168	—	839	—	—

Real estate - residential
Single family	8,454	24	306	—	—
Multi-family	—	—	—	—	—

Home equity lines	3,881	—	—	—	—

Consumer
Installment	742	—	—	—	—
Credit cards	—	—	—	—	—
	$145,035	$4,519	$2,987	$—	$—

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

At March 31, 2015, accumulated other comprehensive income included an unrealized loss, net of tax, of $245,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within thirty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at March 31, 2015 which is related to the Company’s cash flow hedges will be recognized in earnings during the second quarter of 2015. At March 31, 2015, the Company recognized minimal amounts due to hedge ineffectiveness.

At March 31, 2015, the Company had $449.9 million in residential mortgage rate lock commitments and associated forward sales, and $264.5 million in forward loan sales associated with $315.0 million of loans that had closed and were presented as held for sale.

Note 9

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at March 31, 2015 and December 31, 2014.  In addition, the gains and losses related to these derivative instruments is provided for the three months ended March 31, 2015 and 2014.

Derivative Instruments and Hedging Activities

At March 31, 2015

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,746	Accrued Interest Payable and Other Liabilities	2,754
Total Derivatives Designated as Hedging Instruments		1,746		2,754

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	19,634	Accrued Interest Payable and Other Liabilities	2,179
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	2,179	Accrued Interest Payable and Other Liabilities	123
Total Derivatives Not Designated as Hedging Instruments		21,813		2,302

Total Derivatives		$23,559		$5,056

Derivative Instruments and Hedging Activities

At December 31, 2014

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,631	Accrued Interest Payable and Other Liabilities	2,163
Total Derivatives Designated as Hedging Instruments		1,631		2,163

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	12,857	Accrued Interest Payable and Other Liabilities	562
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	562	Accrued Interest Payable and Other Liabilities	33
Total Derivatives Not Designated as Hedging Instruments		13,419		595

Total Derivatives		$15,050		$2,758

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2015

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$(245)	Other Income	$706	Other Income	$—
Total	$(245)		$706		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Rate Lock Commitment	$19,511	Realized and unrealized gains on mortgage banking activities

Forward Loan Sales Commitments	(2,056)	Other Income
Rate Lock Commitments	2,056	Other Income
Total	$19,511

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2014

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$(150)	Other Income	$(7,227)	Other Income	$—
Total	$(150)		$(7,227)		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Rate Lock Commitments	$13,083	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	28	Other Income
Rate Lock Commitments	(28)	Other Income
Total	$13,083

Note 10

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at March 31, 2015 is as follows:

	Commercial Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2014	$3,080	$775	$1,781	$1,781	$4,861	$2,556
2015 activity:
Amortization	—	197	—	—	—	197
Balance at March 31, 2015	$3,080	$972	$1,781	$1,781	$4,861	$2,753

The aggregate amortization expense was $197,000 and $200,000 for three months ended March 31, 2015 and 2014, respectively.  The estimated amortization expense for the next five years and thereafter is as follows:

(In thousands)
2015 (April — December)	$539
2016	595
2017	454
2018	313
2019	172
Thereafter	35

The carrying amount of goodwill at March 31, 2015 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2014	$24,887	$10,120	$35,007
Activity: None	—	—	—
Balance at March 31, 2015	$24,887	$10,120	$35,007

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at March 31, 2015 are collateralized.

Commitments to extend credit of $1.3 billion primarily have floating rates as of March 31, 2015.  At March 31, 2015, standby letters of credit were $35.9 million. Commitments to extend credit of $449.9 million as of March 31, 2015 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $150,000 at each of March 31, 2015 and December 31, 2014, respectively.

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

Recurring Fair Value Measurements

All classes of the Company’s investment securities available-for-sale with the exception of its treasury securities, the Company’s trading investment securities, which include cash equivalents and mutual funds, and bank-owned life insurance are recorded at fair value, measured using reliable and unbiased valuations by an industry-wide valuation service and therefore fall into the Level 2 category.  This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.  The Company’s treasury securities are recorded at fair value using unadjusted quoted market prices for identical securities and therefore fall under the Level 1 category.

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

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three months ended March 31, 2015.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are shown below:

At March 31, 2015
(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$54,605	$	$54,605	$—
Mortgage-backed securities	122,814	—	122,814	—
Municipal securities	134,461	—	134,461	—
Pooled trust preferred and corporate securities	2,380	—	2,380	—
Total investment securities available-for-sale	314,260	—	314,260	—
Investment securities — trading	5,453	—	5,453	—
Bank-owned life insurance	32,664	—	32,664	—
Derivative asset - rate lock and forward loan sales commitments	21,380	—	21,380	—
Derivative asset — interest rate lock commitments	2,179	—	2,179	—
Derivative liability - rate lock and forward loan sales commitments	4,933	—	4,933	—
Derivative liability — interest rate lock commitments	123	—	123	—

At December 31, 2014

(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$74,153	$	$74,153	$—
Mortgage-backed securities	125,481	—	125,481	—
Municipal securities	137,122	—	137,122	—
Pooled trust preferred and corporate securities	2,375	—	2,375	—
Total investment securities available-for-sale	339,131	—	339,131	—
Investment securities — trading	5,067	—	5,067	—
Bank-owned life insurance	32,546	—	32,546	—
Derivative asset - rate lock and forward loan sales commitments	14,488	—	14,488	—
Derivative asset — interest rate lock commitments	562	—	562	—
Derivative liability - rate lock and forward loan sales commitments	2,725	—	2,725	—
Derivative liability — interest rate lock commitments	33	—	33	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s pooled trust preferred securities held in its held-to-maturity investment securities portfolio and loans receivable — evaluated for impairment.

At March 31, 2015

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$3,410	$—	$—	$3,410
Loans receivable — evaluated for impairment	1,745	—	301	1,444

At December 31, 2014

(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$3,315	$—	$—	$3,315
Loans receivable — evaluated for impairment	1,878	—	301	1,577

The Company’s held-to-maturity portfolio includes investments in two pooled trust preferred securities, totaling $4.0 million of par value at March 31, 2015.  The collateral underlying these structured securities are instruments issued by financial institutions.  The Company owns the A-3 tranches in each issuance.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the two securities, and concluded that these securities are not other-than-temporarily impaired.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

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

Loans receivable — evaluated for impairment that are measured at fair value using Level 3 inputs on a nonrecurring basis total $1.4 million at March 31, 2015.  The total amount for each period presented represents the entire population of loans receivable — evaluated for impairment, and of this amount, $1.4 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence.  In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated.  This is considered a Level 3 valuation.  The value of business equipment is based upon the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.  At March 31, 2015, the Company’s Level 3 loans consisted of four relationships:  three totaling $1.2 million which were secured primarily by business assets and the cash surrender value of life insurance policies; and one relationship totaling $273,000 secured by commercial real estate.

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

Investment Securities Held-to-Maturity and Other Investments

Fair values for certain investment securities held-to-maturity are based on quoted market prices or prices quoted for similar financial instruments.  For the pooled trust preferred securities that are held-to-maturity, the Company estimates the fair value of these securities through the use of internal calculations and through information provided by external pricing sources.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$60,455	$60,455	$60,455	$—	$—
Investment securities held-to-maturity and other investments	19,068	18,474	—	15,064	3,410
Loans held for sale	315,014	315,014	—	315,014	—
Loans receivable, net	2,596,546	2,602,651	—	301	2,602,350
Accrued interest receivable	8,841	8,841	8,841	—	—
Financial liabilities:
Demand deposits	$564,583	$564,583	$564,583	$—	$—
Interest checking	448,702	448,702	448,702	—	—
Money market and statement savings	636,473	636,473	636,473	—	—
Certificates of deposit	995,373	999,983	—	999,983	—
Other borrowed funds	356,322	366,666	—	366,666	—
Accrued interest payable	945	945	945	—	—

	December 31, 2014
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,189	$38,189	$38,189	$—	$—
Investment securities held-to-maturity and other investments	19,965	19,275	—	15,960	3,315
Loans held for sale	315,323	315,323	—	315,323	—
Loans receivable, net	2,552,839	2,545,920	—	301	2,545,619
Accrued interest receivable	8,489	8,489	8,489	—	—
Financial liabilities:
Demand deposits	$572,071	$572,071	$572,071	$—	$—
Interest checking	422,291	422,291	422,291	—	—
Money market and statement savings	627,313	627,313	627,313	—	—
Certificates of deposit	913,655	916,142	—	916,142	—
Other borrowed funds	437,995	450,363	—	450,363	—
Accrued interest payable	999	999	999	—	—

Note 13

Subsequent Event

The Company reached an agreement to settle litigation in April 2015.  As a result, the Company will record additional pretax income during the second quarter of 2015 of approximately $2.5 million.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2015 and December 31, 2014 and the results of our operations for the three months ended March 31, 2015 and 2014. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On January 16, 2014 we completed our acquisition of United Financial Banking Companies, Inc., or UFBC, the holding company of The Business Bank, or TBB, pursuant to a definitive merger agreement.  TBB, which was headquartered in Vienna, Virginia, merged into Cardinal Bank effective March 8, 2014.  As a result of the acquisition, we added $329 million in total assets, $238 million in loans, and $295 million in deposits, after purchase accounting adjustments.  The transaction generated $24.7 million in goodwill and $2.7 million in core deposit intangible assets subject to amortization.

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

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio.  Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers.  Unusual and infrequently occurring events, such as weather-related disasters, may impact our assessment of possible credit losses.  As a part of our analysis, we use our historical losses, loss emergence experience and qualitative factors, such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions, and concentrations of credit, competition, and loan review results to support our estimates.

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

During the fourth quarter of 2014, we transitioned to using our historical loss experience and trends in losses for each category which were then adjusted for portfolio trends and economical and environmental factors in determining the allowance for loan losses.  The indicated loss factors resulting from this analysis are applied to each of the five categories of loans.  Prior to the fourth quarter of 2014, the allowance model used the average loss rates of similar institutions based on its custom peer group as a baseline, which was adjusted for its particular loan portfolio characteristics and environmental factors.  These changes did not have an impact to the overall allowance.

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

The general component relates to groups of homogeneous loans not designated for a specific allowance and are collectively evaluated for impairment. The general component is based on historical loss experience adjusted for qualitative factors. To arrive at the general component, the loan portfolio is grouped by loan type. A weighted average historical loss rate is computed for each group of loans over the trailing seven year period.  We selected a seven year evaluation period as a result of the limited historical loss experience we have incurred, even during the recent economic downturn.  We also believe that a seven year time horizon represents a full economic cycle.  The historical loss factors are updated at last annually, unless a more frequent review of such factors is warranted.  In addition to the use of historical loss factors, a qualitative adjustment factor is applied. This qualitative adjustment factor, which may be favorable or unfavorable, represents management’s judgment that inherent losses in a given group of loans are different from historical loss rates due to environmental factors unique to that specific group of loans. These factors may relate to growth rate factors within the particular loan group; whether the recent loss history for a particular group of loans differs from its historical loss rate; the amount of loans in a particular group that have recently been designated as impaired and that may be indicative of future trends for this group; reported or observed difficulties that other banks are having with loans in the particular group; changes in the experience, ability, and depth of lending personnel; changes in the nature and volume of the loan portfolio and in the terms of loans; and changes in the volume and severity of past due loans, nonaccrual loans, and adversely classified loans. The sum of the historical loss rate and the qualitative adjustment factor comprise the estimated annual loss rate. To adjust for inherent loss levels within the loan portfolio, a loss emergence factor is estimated based on an evaluation of the period of time it takes for a loan within each of our loan segments to deteriorate to the point an impairment loss is recorded within the allowance.  The loss emergence factor is applied to the estimated annual loss rate to determine the expected annual loss amount.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of UFBC, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).  At March 31, 2015, there was no reserve for impairment of PCI loans within our allowance for loan losses.

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

Fair Value Measurements

We determine the fair values of financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.  Our investment securities available-for-sale are recorded at fair value using reliable and unbiased valuations by an industry-wide valuation service.  This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.  For certain of our held-to-maturity investment securities where there is minimal observable trading activity, we use a discounted cash flow approach to estimate fair value based on internal calculations and compare our results to information provided by external pricing sources.

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

New Financial Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU No. 2014-04”), which clarifies when an in-substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan.  An in-substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, this ASU requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014. Our adoption of ASU No. 2014-04 did not have a significant impact on our consolidated financial statements.

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

The FASB issued ASU No, 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  This ASU changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Additionally, for repurchase financing arrangements, the amendments of this ASU require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The requirements are effective for public entities for the first interim or annual period beginning after December 15, 2014.  The disclosure of certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as securities borrowings is required to be presented for annual periods beginning after December 15, 2014.  Our adoption of ASU No. 2014-01did not have a significant impact on our consolidated financial statements.

2015 Economic Environment

The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms.  Although global economic conditions remain unsettled, the metropolitan Washington, D.C. area, the region we operate in, continues to perform relatively well, compared to other regions.  As we believe that our region has weathered the recession better than most over the past several years, continued weakness in employment, a protracted low interest rate environment, and the burden of regulatory requirements enacted in response to the recent financial crisis make for a challenging operating environment.  Progress in the near future for employment and the housing industry is uncertain given the prospect for higher long-term interest rates.  We continue to consider future economic events and their impact on our performance.

Our credit quality continues to remain strong despite the challenging economic environment.  At March 31, 2015, we had nonaccrual loans totaling $1.9 million and no loans contractually past due 90 days or more as to principal or interest and still accruing.  We recorded annualized net recoveries of 0.07% of our average loans receivable for the quarter ended March 31, 2015.

Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $6.0 million in par value of pooled trust preferred securities, which are significantly below book value as of March 31, 2015 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.  As a result of the issuance of the Final Rules required by the Financial Reform Act which were released by federal banking agencies in late 2013, one of these investments is considered to be “covered funds” and is required to be divested by us before July 2017.  This investment has a par value of $2.0 million at March 31, 2015.  We recorded an other-than-temporary-impairment of $300,000 during 2013 as a result of this new regulatory requirement.

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

Statements of Income

General

For the three months ended March 31, 2015 and 2014, we reported net income of $13.7 million and $4.3 million, respectively, an increase of $9.4 million, or 219%.  Net interest income after the provision for loan losses increased $3.6 million to $27.3 million for the three months ended March 31, 2015 compared to $23.7 million for the three months ended March 31, 2014.  Provision for loan losses recorded for the three months ended March 31, 2015 was $130,000, compared to provision expense of $1.9 million for the same period of 2014.  Noninterest income for the three months ended March 31, 2015 and 2014 was $17.6 million and $8.7 million, respectively, an increase of $8.9 million.  This increase was primarily due to an increase in gains on mortgage banking activities earned at our mortgage banking subsidiary.  For the three months ended March 31, 2015, noninterest expense decreased to $24.1 million, compared to $25.8 million for the same period of 2014.  The decrease in noninterest expense is primarily attributable to expenses related to our acquisition of UFBC of $3.2 million during the first quarter of 2014 which were partially offset by increases during 2015 in salaries and benefits expense of $915,000 for the variable components of our compensation and professional fees of $589,000.

For the three months ended March 31, 2015, basic and diluted earnings per common share were each $0.42.  Basic and diluted earnings per common share for the three months ended March 31, 2014 were each $0.13.  Weighted average fully diluted shares outstanding for the three months ended March 31, 2015 and 2014 were 33,071,317 and 32,608,599, respectively.

Return on average assets for the three months ended March 31, 2015 and 2014 was 1.62% and 0.57%, respectively. Return on average equity for the three months ended March 31, 2015 and 2014 was 14.13% and 4.79%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management services.

Net income attributable to the commercial banking segment for the three months ended March 31, 2015 was $8.9 million compared to net income of $5.5 million for the three months ended March 31, 2014.  Net interest income increased $1.9 million to $27.1 million for the three months ended March 31, 2015, compared to $25.2 million for the same period of 2014.  Provision for loan losses of $130,000 was recorded for the three months ended March 31, 2015 compared to a provision of $1.9 million for the same period of 2014.  Noninterest income increased to $1.3 million for the three months ended March 31, 2015 compared to $932,000 for the three months ended March 31, 2014.  Noninterest expense was $15.1 million for the three months ended March 31, 2015, compared to $15.8 million for the same period of 2014.  The decrease in noninterest expense was primarily attributable to the UFBC acquisition which occurred during 2014.  Offsetting a portion of this decrease were increases in marketing and advertising expense and an increase in the variable component of our salary and benefits expense due to better than expected results at the Bank.

The mortgage banking segment reported net income of $6.0 million for the three months ended March 31, 2015 compared to a net loss of $167,000 for the three months ended March 31, 2014.  Realized and unrealized gains associated with the fair value of commitments and loans held for sale increased to $16.2 million for the three months ended March 31, 2015 compared to $7.4 for the same period of 2014.  Noninterest expense decreased $974,000 to $7.3 million for the three months ended March 31, 2015 compared to $8.3 million for the same period of 2014.  The decrease in noninterest expense is a direct result of reductions in staffing levels and consolidation of certain mortgage offices over the past year.

The wealth management services segment, which includes CWS, recorded net income of $1,000 for the three months ended March 31, 2015, compared to net income of $36,000 for the three months ended March 31, 2014.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. For the three months ended March 31, 2015 and 2014, net interest income was $27.4 million and $25.7 million, respectively.  The yields on our loans receivable portfolio decreased 18 basis points for the three months ended March 31, 2015 compared to the same period of 2014 as a result of the low interest rate environment.  The yield on our loans held for sale portfolio decreased 73 basis points, which is again due to the low interest rate environment as long-term rates decreased further in anticipation of an increase by the Federal Reserve in the discount rate during 2015.  The yields of our interest-bearing deposits increased 4 basis points as we have increased rates on certain savings and certificates of deposit products to remain competitive in our market.  However, to offset this slight increase, we have reduced our wholesale funding costs related to other borrowed funds by 5 basis points as we restructured a portion of our fixed rate FHLB advance portfolio during February 2015.  This restructuring will reduce our FHLB advance funding costs from 3.33% to 2.80% which translates into a 0.03% benefit to our net interest margin for the first quarter of 2015.

Our net interest margin, on a tax-equivalent basis, which is calculated as net interest income divided by average interest earning assets, was 3.45% and 3.64% for the three months ended March 31, 2015 and 2014, respectively.  Our net interest margin decreased as a result of the decrease in yield on our interest-earning assets due to the low interest rate environment.

Interest income on loans receivable increased $2.6 million to $27.5 million for the three months ended March 31, 2015 compared to $24.9 million for the same three month period of 2014.  The increase in interest income on loans receivable is primarily a result of the increase in the volume of the loans receivable portfolio.  Interest income on loans held for sale was $2.5 million for each of the three months ended March 31, 2015 and 2014, respectively.

Interest income on investment securities decreased $388,000 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease in interest income in our investment securities portfolio is attributable to the decrease in balances within our portfolio as a result of calls, maturities, principal repayments, and sales that have occurred within the investment securities portfolio totaling over the past year.

Total interest expense increased $468,000 to $5.5 million for the three months ended March 31, 2015 as compared to $5.0 million for the same period of 2014.  The increase is primarily attributable to the increase in deposits, specifically certificates of deposit including brokered CDs over the past year.  Certificates of deposit increased $90.6 million year over year, as a result of our branch acquisition in late 2014 and organic growth.  Brokered certificates of deposit increased $96.9 million year over year as a result of the increase in loans held for sale as wholesale funding is used to support this segment of our loan portfolio.

The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended March 31, 2015, 2014 and 2013

(In thousands)

	2015			2014			2013
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$349,942	$3,183	3.64%	$259,650	$3,218	4.96%	$218,584	$2,192	4.00%
Real estate - commercial	1,258,988	14,257	4.53%	1,159,091	12,623	4.36%	825,509	10,212	4.91%
Real estate - construction	445,913	5,246	4.70%	397,199	4,829	4.86%	374,301	4,799	5.12%
Real estate - residential	391,070	3,717	3.80%	304,546	3,109	4.08%	234,630	2,702	4.60%
Home equity lines	133,737	1,092	3.31%	114,720	1,060	3.70%	116,539	1,068	3.72%
Consumer	4,807	66	5.56%	6,465	83	5.21%	3,725	48	5.14%
Total loans	2,584,457	27,561	4.27%	2,241,671	24,922	4.45%	1,773,288	21,021	4.74%

Loans held for sale	260,524	2,484	3.81%	218,094	2,477	4.54%	496,038	4,555	3.67%
Investment securities available-for-sale	315,532	3,054	3.87%	342,127	3,408	3.98%	244,297	2,624	4.30%
Investment securities held-to-maturity	4,021	21	2.09%	8,306	39	1.87%	11,121	56	2.01%
Other investments	13,248	156	4.66%	15,521	133	3.40%	13,539	79	6.88%
Federal funds sold	52,022	28	0.22%	31,790	31	0.40%	185,174	114	0.25%

Total interest-earning assets and interest income (2)	3,229,804	33,304	4.07%	2,857,509	31,010	4.34%	2,723,457	28,449	4.18%

Noninterest-earning assets:
Cash and due from banks	20,232			35,831			14,166
Premises and equipment, net	25,208			24,849			19,425
Goodwill and other intangibles, net	37,235			32,849			10,267
Accrued interest and other assets	98,009			100,878			106,841
Allowance for loan losses	(28,828)			(30,043)			(27,384)
Total assets	$3,381,660			$3,021,873			$2,846,772

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	424,284	519	0.50%	420,285	534	0.52%	345,087	536	0.63%
Money markets	367,485	289	0.31%	312,656	238	0.30%	277,927	211	0.30%
Statement savings	263,938	197	0.30%	247,568	167	0.27%	209,820	139	0.27%
Certificates of deposit	974,901	2,481	1.03%	754,081	1,882	1.01%	992,907	2,537	1.03%
Total interest - bearing deposits	2,030,608	3,486	0.70%	1,734,590	2,821	0.66%	1,825,741	3,423	0.76%

Other borrowed funds	350,331	1,975	2.29%	375,775	2,173	2.34%	287,645	2,182	3.08%

Total interest-bearing liabilities and interest expense	2,380,939	5,461	0.93%	2,110,365	4,994	0.96%	2,113,386	5,605	1.08%

Noninterest-bearing liabilities:
Demand deposits	579,059			519,016			377,518
Other liabilities	32,926			34,529			40,925
Common shareholders’ equity	388,736			357,963			314,943
Total liabilities and shareholders’ equity	$3,381,660			$3,021,873			$2,846,772

Net interest income and net interest margin (2)		$27,843	3.45%		$26,016	3.64%		$22,844	3.35%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for all periods presented.

Rate and Volume Analysis

Three Months Ended March 31, 2015, 2014 and 2013

(In thousands)

	2015 Compared to 2014			2014 Compared to 2013
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$1,119	$(1,154)	$(35)	$406	$620	$1,026
Real estate - commercial	1,088	546	1,634	4,010	(1,599)	2,411
Real estate - construction	603	(186)	417	284	(254)	30
Real estate - residential	883	(275)	608	797	(390)	407
Home equity lines	162	(130)	32	(3)	(5)	(8)
Consumer	(21)	4	(17)	34	1	35
Total loans	3,834	(1,195)	2,639	5,528	(1,627)	3,901

Loans held for sale	482	(475)	7	(2,552)	474	(2,078)
Investment securities available-for-sale	(265)	(89)	(354)	1,051	(267)	784
Investment securities held-to-maturity	(20)	2	(18)	(14)	(3)	(17)
Other investments	(19)	42	23	189	(135)	54
Federal funds sold	21	(24)	(3)	(95)	12	(83)

Total interest income (2)	4,033	(1,739)	2,294	4,107	(1,546)	2,561

Interest expense:

Interest - bearing deposits:

Interest checking	5	(20)	(15)	115	(117)	(2)
Money markets	42	9	51	26	1	27
Statement savings	11	19	30	31	(3)	28
Certificates of deposit	552	47	599	(611)	(44)	(655)
Total interest - bearing deposits	610	55	665	(439)	(163)	(602)

Other borrowed funds	(148)	(50)	(198)	678	(687)	(9)

Total interest expense	462	5	467	239	(850)	(611)

Net interest income (2)	$3,571	$(1,744)	$1,827	$3,868	$(696)	$3,172

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

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2015 and 2014 was $130,000 and $1.9 million, respectively.  The decrease in our provision expense during 2015 compared to 2014 is primarily a result of improved credit quality during 2015 as compared to 2014.

During 2015, we recorded charge-offs of $19,000 primarily related to consumer loans.  Recoveries from previously charged-off loans totaled $498,000 for the three months ended March 31, 2015.  During the first quarter of 2015, we received a recoveries on two commercial relationships totaling $485,000.  All other recoveries were primarily related to previously charged off residential real estate loans and home equity loans.  Nonperforming loans at March 31, 2015 and December 31, 2014, were $1.9 million and $3.4 million, respectively. The decrease in nonperforming loans is a result of one nonperforming loan paying off in total and selling three nonperforming loan relationships during the first quarter of 2015.

The allowance for loan losses was $28.9 million at March 31, 2015 and $28.3 million at December 31, 2014. Our allowance for loan losses ratio as a percent of total loans was 1.10% at each of March 31, 2015 and December 31, 2014, respectively.

A sluggish job market could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At March 31, 2015, our commercial real estate (including construction lending) portfolio was 67% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three Months Ended March 31, 2015 and 2014

(In thousands)

	2015	2014
Beginning balance, January 1	$28,275	$27,864

Provision for loan losses	130	1,926

Loans charged off:
Commercial and industrial	(3)	(783)
Residential	—	—
Consumer	(16)	(2)
Total loans charged off	(19)	(785)

Recoveries:
Commercial and industrial	485	7
Residential	10	81
Consumer	3	—
Total recoveries	498	88

Net (charge offs) recoveries	479	(697)

Ending balance, March 31,	$28,884	$29,093

	March 31,	March 31,
	2015	2014
Loans:
Balance at period end	$2,625,430	$2,345,702
Allowance for loan losses to loans receivable net of fees	1.10%	1.24%
Annualized net charge-offs to average loans receivable	-0.07%	0.12%

Allocation of the Allowance for Loan Losses

At March 31, 2015 and December 31, 2014

(In thousands)

	March 31,		December 31,
	2015		2014
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,125	12.32%	$2,061	13.69%
Real estate - commercial	17,715	48.24%	17,820	48.65%
Real estate - construction	6,723	18.66%	6,105	16.82%
Real estate - residential	1,961	15.45%	1,954	15.58%
Home equity lines	326	5.14%	301	5.06%
Consumer	34	0.19%	34	0.20%

Total allowance for loan losses	$28,884	100.00%	$28,275	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At March 31, 2015 and December 31, 2014

(In thousands)

	March 31,	December 31,
	2015	2014
Nonaccruing loans	$1,873	$3,361

Loans contractually past-due 90 days or more and still accruing	—	—

Total nonperforming loans	$1,873	$3,361

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results.

Noninterest income for the three months ended March 31, 2015 and 2014 was $17.6 million and $8.7 million, respectively.  Realized and unrealized gains on mortgage banking activities, which are reported net of commission & incentive expense, totaled $16.2 million for the three months ended March 31, 2015 compared to $7.4 million for the same period of 2014.

The change in net gains from mortgage banking activities is mainly due to changes in the unrealized gains associated with the fair market value of our locked commitments and closed loans held for sale.  For the first quarter of 2015, the unrealized gain increased $6.7 million as compared to the year ago quarter.  In accordance with GAAP, if a lender enters into a mortgage loan commitment with a customer and intends to sell the mortgage loan after it is funded, the written loan commitment is to be accounted for as a derivative instrument and is to be recorded at fair value through earnings.  George Mason enters into commitments where individual loans are “locked in” at a specified interest rate for a fixed period.  At the time of commitment, George Mason also enters into a “best efforts” forward contract with an investor to sell the loan at an agreed upon price if, and after, the loan is closed. This price represents the fair value of the “interest rate lock commitment” (“IRLC”) and is an unrealized gain that is included in earnings during the period of the IRLC.  This gain is also recognized earlier in earnings than the expenses associated with originating, underwriting and closing the loan and becomes designated as a hedge, which, under GAAP, are recognized by us at the time of loan sale to the investor.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing LHFS.  At any point in time (e.g. quarter end) the fair value of the existing IRLCs (not yet closed) and the premium to the basis of existing LHFS (loans closed but not yet purchased by investors) represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  This accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.

As mentioned, direct costs associated with loan origination, such as commission and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities.

For the three months ended March 31, 2015 and 2014, we closed $843.7 million and $551.4 million in mortgage originations, respectively.  The increase in mortgage originations is a result of the decreased interest rate environment which has increased existing home borrowers’ interest in refinancing their current mortgage.  As a result, refinance activity has increased to 51% of our total loan origination volume for the 2015 compared to 18% for the same period of 2014.

Investment fee income decreased $107,000 to $115,000 for the three months ended March 31, 2015 compared to $222,000 for the same period of 2014.

The increase in the cash surrender value of our bank-owned life insurance for the three months ended March 31, 2015 and 2014 was $118,000 and $119,000, respectively.

Noninterest income represented 39% and 25% of our total revenues for the three months ended March 31, 2015 and 2014, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended March 31, 2015 was $24.1 million, compared to $25.8 million for the same period of 2014, a decrease of $1.6 million, or 6%.  The decrease is primarily attributable to our recording merger and acquisition expenses during 2014 as a result of our acquisition of UFBC.

For the quarter ended March 31, 2015, salaries and benefits expense increased to $12.1 million from $11.4 million for the quarter ended March 31, 2014.  The increase in salaries and benefits expense during 2015 compared to 2014 is primarily a result of the increase in the variable component of compensation of $915,000 due to better than anticipated results for 2015 compared to the same period of 2014.

Occupancy expense was $2.5 million for the three months ended March 31, 2015, a decrease of $146,000 when compared to the same period of 2014.  The decrease in occupancy expense during 2015 as compared to 2014 is primarily attributable to the closing of several branch office locations during 2014.  As a result of our UFBC acquisition, we had five branch offices that overlapped existing markets. The decreases in depreciation expense and data processing & communications for 2015 compared to 2014 can be attributed to the cost savings we received post UFBC acquisition.

Professional fees were $1.6 million and $818,000 for the three months ended March 31, 2015 and 2014, respectively.  The increase in professional fees for 2015 was a result of increased legal fees as a result of litigation which was settled subsequent to the end of the first quarter of 2015.  This settlement will result in additional pretax income during the second quarter of 2015 of approximately $2.5 million for us.

Income Taxes

For the three months ended March 31, 2015, we recorded a provision for income taxes of $7.0 million, compared to $2.3 million for the same period of 2014.  Our effective tax rate for the three months ended March 31, 2015 and 2014 was 33.9% and 35.2%, respectively.  Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $3.45 billion and $3.40 billion at March 31, 2015 and December 31, 2014, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $323.7 million at March 31, 2015, compared to $348.2 million at December 31, 2014, a decrease of $24.5 million.  The decrease in investment securities was a result of maturities, sales, calls and scheduled principal payments that occurred during 2015.  The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our investment securities portfolio.

Investment Securities

At March 31, 2015 and December 31, 2014

(In thousands)

	Amortized	Fair	Average
Available-for-sale at March 31, 2015	Cost	Value	Yield
U.S. government-sponsored agencies
Within one year	$999	$1,001	0.48%
One to five years	35,548	37,691	3.28%
Five to ten years	9,826	10,970	3.84%
After ten years	4,842	4,943	3.15%
Total U.S. government-sponsored agencies	51,215	54,605	3.32%

Mortgage-backed securities (1)
One to five years	4,544	4,638	2.74%
Five to ten years	33,942	36,148	3.40%
After ten years	76,959	82,028	3.58%
Total mortgage-backed securities	115,445	122,814	3.50%

Tax exempt municipal securities (2)
Within one year	6,042	6,138	4.45%
One to five years	14,585	15,480	3.18%
Five to ten years	26,651	28,285	3.55%
After ten years	75,134	78,757	3.36%
Taxable municipal securities
One to five years	499	560	4.55%
Five to ten years	3,755	4,175	5.05%
After ten years	996	1,066	5.33%
Total municipal securities	127,662	134,461	3.50%

Pooled trust preferred & corporate securities
Within one year	501	501	0.35%
After ten years	1,822	1,879	1.51%
Total pooled trust preferred & corporate securities	2,323	2,380	1.26%
Total investment securities available-for-sale	$296,645	$314,260	3.45%

	Amortized	Fair	Average
Held-to-maturity at March 31, 2015	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$15	$15	8.11%
Total mortgage-backed securities	15	15	8.11%

Pooled trust preferred securities
After ten years	4,004	3,410	1.11%
Total pooled trust preferred securities	4,004	3,410	1.11%
Total investment securities held-to-maturity	4,019	3,425	1.14%

Total investment securities	$300,664	$317,685	3.42%

	Amortized	Fair	Average
Available-for-sale at December 31, 2014	Cost	Value	Yield
U.S. government-sponsored agencies
Within one year	$499	$500	0.42%
One to five years	25,922	26,954	3.02%
Five to ten years	19,996	21,905	3.82%
After ten years	24,618	24,794	3.21%
Total U.S. government-sponsored agencies	71,035	74,153	3.29%

Mortgage-backed securities (1)
One to five years	4,761	4,857	2.79%
Five to ten years	32,846	34,595	3.39%
After ten years	81,201	86,029	3.59%
Total mortgage-backed securities	118,808	125,481	3.50%

Tax exempt municipal securities (2)
Within one year	4,178	4,270	4.19%
One to five years	9,123	9,601	3.15%
Five to ten years	32,080	33,834	3.57%
After ten years	79,770	83,639	3.38%
Taxable municipal securities
Five to ten years	4,258	4,712	4.99%
After ten years	996	1,066	5.33%
Total municipal securities	130,405	137,122	3.50%

Pooled trust preferred & corporate securities
Within one year	502	502	0.35%
After ten years	1,821	1,873	1.48%
Total pooled trust preferred & corporate securities	2,323	2,375	1.24%
Total investment securities available-for-sale	$322,571	$339,131	3.44%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2014	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$19	$19	8.10%
Total mortgage-backed securities	19	19	8.10%

Pooled trust preferred securities
After ten years	4,005	3,315	1.09%
Total pooled trust preferred securities	4,005	3,315	1.09%
Total investment securities held-to-maturity	4,024	3,334	1.13%

Total investment securities	$326,595	$342,465	3.41%

We complete reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2015, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2015, 99% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $1.5 million in non-government non-agency mortgage-related securities.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At March 31, 2015, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

We own three pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio.  As a result of the issuance of the Final Rule, one of the three investments is exempt from the covered fund definition.  For the one investment that is not exempt as a result of the Final Rule, we will be required to divest our investment in this particular pooled trust preferred security prior to the effectiveness of the Final Rule on July 21, 2017.  As a result of this new regulation, this investment which has a par value of $2.0 million and a carrying value of $1.8 million at March 31, 2015, was reclassified to the available-for-sale investment securities portfolio.  We recorded an other-than-temporary impairment of $300,000 for the year ended December 31, 2013, which was determined based on the market bid price of these investments.  No further impairment has been recorded.

The par value of the two pooled trust preferred securities still classified as held-to-maturity totaled $4.0 million at March 31, 2015.  The collateral underlying these structured securities are instruments issued by financial institutions.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  One security has a composite rating of A-, one security has a composite rating of BBB+.  Observable trading activity remains limited for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired.  We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

In one of the pooled trust preferred securities issues, 71% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $185 million of the remaining $217 million, or 85% of the performing collateral defaulted or deferred payment.  In the other pooled trust preferred security, 63% of the principal balance is subordinate to our class of ownership, and it is estimated that a break in contractual cash flow would occur if $157 million of the remaining $219 million, or 72% of the performing collateral defaulted or deferred payment.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  We do not intend to sell nor do we believe it is probable we will be required to sell these pooled trust preferred securities prior to the recovery of our investment.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio as of March 31, 2015.

We hold $12.8 million in FHLB stock at March 31, 2015, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $2.63 billion at March 31, 2015 and $2.58 billion at December 31, 2014.  See the following table for details on the loans receivable portfolio.

Loans held for sale at March 31, 2015 were $314.3 million compared to $339.1 million at December 31, 2014.  Loans closed at our mortgage subsidiary totaled $843.7 million for the three months ended March 31, 2015 compared to $551.4 million for the quarter ended March 31, 2014.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At March 31, 2015 and December 31, 2014

(In thousands)

	March 31, 2015		December 31, 2014

Commercial and industrial	$323,890	12.32%	$353,921	13.69%
Real estate - commercial	1,268,667	48.24%	1,257,854	48.65%
Real estate - construction	490,785	18.66%	434,908	16.82%
Real estate - residential	406,367	15.45%	402,678	15.58%
Home equity lines	135,276	5.14%	130,885	5.06%
Consumer	4,769	0.19%	5,083	0.20%

Gross loans	$2,629,754	100.00%	2,585,329	100.00%

Net deferred (fees) costs	(4,324)		(4,215)
Less: allowance for loan losses	(28,884)		(28,275)

Loans receivable, net	$2,596,546		$2,552,839

Deposits

Total deposits were $2.65 billion at March 31, 2015 compared to $2.54 billion at December 31, 2014.  See the following table for details on certificates of deposit with balances of $100,000 or more.

Certificates of Deposit of $100,000 or More

At March 31, 2015

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$86,391	$3,626	$90,017
Over three months through six months	50,013	12,078	62,091
Over six months through twelve months	98,055	14,515	112,570
Over twelve months	160,005	26,629	186,634
	$394,464	$56,848	$451,312

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At March 31, 2015 and December 31, 2014, we had $64.9 million and $32.3 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $320.1 million and $278.1 million at March 31, 2015 and December 31, 2014, respectively. We use this type of funding to lock in low cost term funding to support mortgage loans we originate and intend to sell.

Borrowings

Other borrowed funds were $356.3 million at March 31, 2015 compared to $438.0 million at December 31, 2014.  FHLB advances at March 31, 2015 and December 31, 2014 were $230.0 million and $240.0 million, respectively.  Customer repurchase agreements decreased $11.7 million to $92.0 million at March 31, 2015 compared to $103.7 million at December 31, 2014.  We had federal funds purchased of $10.0 million outstanding at March 31, 2015 compared to $70.0 million at December 31, 2014.  Fed funds purchased decreased during 2015 as we replaced this type of funding with brokered CDs.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At March 31, 2015

(In thousands)

		Amount
	Interest Rate	Outstanding
Other short-term borrowed funds:
Customer repurchase agreements	0.11%	$91,972
Federal Funds Purchased	0.59%	10,000
Total other short-term borrowed funds and weighted average rate	0.16%	$101,972

Other borrowed funds:
Trust preferred	2.96%	$24,350
FHLB advances - long term	2.81%	230,000
Other borrowed funds and weighted average rate	2.82%	$254,350

Total other borrowed funds and weighted average rate	2.06%	$356,322

Shareholders’ Equity

Shareholders’ equity at March 31, 2015 was $389.3 million compared to $377.3 million at December 31, 2014, an increase of $12.0 million, or 3%. The increase in shareholders’ equity at March 31, 2015 compared to December 31, 2014 is primarily attributable to net income of $13.7 million recorded for the three months ended March 31, 2015 less dividends of $3.5 million that were declared during 2015.  In addition, accumulated other comprehensive income increased $435,000 for the three months ended March 31, 2015.

Book value per share at March 31, 2015 was $12.11 compared to $11.76 at December 31, 2014. Tangible book value per share (which is book value per share less goodwill and other intangible assets) at March 31, 2015 was $10.95 compared to $10.60 at December 31, 2014.

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

For the three months ended March 31, 2015, the commercial banking segment recorded net income of $8.9 million compared to $5.5 million for the same period of 2014.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At March 31, 2015, total assets for this segment were $3.37 billion, loans receivable, net of deferred fees and costs, were $2.63 billion and total deposits were $2.65 billion. At March 31, 2014, total assets for this segment were $3.10 billion, loans receivable, net of deferred fees and costs, were $2.35 billion and total deposits were $2.38 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis.

For the three months ended March 31, 2015 and 2014, the mortgage banking segment recorded net income of $6.0 million and a net loss of $167,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At March 31, 2015, total assets for this segment were $358.0 million; loans held for sale were $314.3 million and mortgage funding checks were $23.0 million. At March 31, 2014, total assets for this segment were $322.0 million; loans held for sale were $265.3 million and mortgage funding checks were $6.5 million.

Wealth Management Services

The wealth management services segment provides investment and financial services to businesses and individuals, including financial planning, retirement/estate planning, and investment management.

For the three months ended March 31, 2015 and 2014, the wealth management services segment recorded net income of $1,000 and $36,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At March 31, 2015, total assets were $2.4 million and managed and custodial assets were $282 million. At March 31, 2014, total assets were $2.3 million and managed and custodial assets were $179 million.

Additional information pertaining to our business segments can be found in Note 3 to the notes to consolidated financial statements.

Capital Resources

Capital adequacy is an important measure of our financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. On January 1, 2015, the new Basel III regulatory risk-based capital rules became effective.  Basel III includes new minimum risk-based capital and leverage ratios and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%.

This new regulatory standard also provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets related to temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Basel III prescribes a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

Total risk-based capital to risk-weighted assets under the new regulatory standard was 11.48% at March 31, 2015 compared to 11.78% at December 31, 2014 (which was calculated under the previous regulatory capital rules).  Our Tier 1 risk-based capital ratios under the new regulatory standard was 10.63% at March 31, 2015 compared to 10.89% at December 31, 2014 (which was calculated under the previous regulatory capital rules.  Common equity Tier 1 capital was 9.91% at March 31, 2015, the first reporting period this capital ratio was required to be calculated.

Accordingly, our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions at both March 31, 2015 and December 31, 2014.

The following table shows the minimum capital requirements and our capital position at March 31, 2015 and December 31, 2014 for the Company and for the Bank.

Capital Components

At March 31, 2015 and December 31, 2014

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Cardinal Financial Corporation (Consolidated):

At March 31, 2015
Total risk-based capital	$397,883	11.48%	$277,283	>	8.00%	$346,604	>	10.00%
Tier I risk-based capital	368,414	10.63%	207,962	>	6.00%	277,283	>	8.00%
Common Equity Tier 1 risk-based capital	343,414	9.91%	155,972	>	4.50%	225,292	>	6.50%
Leverage capital ratio	368,414	11.02%	133,782	>	4.00%	167,227	>	5.00%

At December 31, 2014
Total risk-based capital	$383,704	11.78%	$260,653	>	8.00%	$325,816	>	10.00%
Tier I risk-based capital	354,843	10.89%	130,326	>	4.00%	195,490	>	6.00%
Leverage capital ratio	354,843	10.81%	131,273	>	4.00%	164,091	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Cardinal Bank:

At March 31, 2015
Total risk-based capital	$394,035	11.43%	$275,789	>	8.00%	$344,737	>	10.00%
Tier I risk-based capital	364,565	10.58%	206,842	>	6.00%	275,789	>	8.00%
Common Equity Tier 1 risk-based capital	364,565	10.58%	155,131	>	4.50%	224,079	>	6.50%
Leverage capital ratio	364,565	10.96%	133,062	>	4.00%	166,327	>	5.00%

At December 31, 2014
Total risk-based capital	$379,979	11.73%	$259,221	>	8.00%	$324,026	>	10.00%
Tier I risk-based capital	351,118	10.84%	129,610	>	4.00%	194,416	>	6.00%
Leverage capital ratio	351,118	10.75%	130,613	>	4.00%	163,266	>	5.00%

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At March 31, 2015 and December 31, 2014, we had $64.9 million and $32.3 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $320.1 million and $278.1 million at March 31, 2015 and December 31, 2014, respectively.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $374.7 million at March 31, 2015 or 10.9% of total assets. We held investments that are classified as held-to-maturity in the amount of $4.0 million at March 31, 2015. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta (“FHLB”) with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at March 31, 2015 was $643.6 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $174.4 million at March 31, 2015. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable.

The required payments under such obligations are detailed in the following table.

Contractual Obligations

At March 31, 2015

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$610,358	$306,275	$237,667	$49,839	$16,577

Brokered certificates of deposit	385,015	229,869	149,642	5,504	—

Advances from the Federal Home Loan Bank of Atlanta	230,000	25,000	110,000	30,000	65,000

Trust preferred securities	24,350	—	—	—	24,350

Operating lease obligations	34,123	7,830	11,614	7,940	6,739

Total	$1,283,846	$568,974	$508,923	$93,283	$112,666

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

At March 31, 2015 and December 31, 2014, commitments to extend credit were $1.30 billion and $1.52 billion, respectively.  Standby letters of credit were $35.9 million and $33.9 million at March 31, 2015 and December 31, 2014, respectively. Commitments to extend credit of $449.9 million at March 31, 2015 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $194.9 million as of December 31, 2014.  The increase in mortgage loan funding commitments is related to the increased origination production at George Mason during the first quarter of 2015 as compared to the fourth quarter of 2014.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  We have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors.  As a result, we receive a limited number of additional claims.  As of March 31, 2015, the reserve for loan repurchases had a balance of $150,000.

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

At March 31, 2015, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.6% in a down 100 basis point scenario and would increase by less than 1.0% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.9% in a down 100 basis point scenario and would increase less than 3.0% in an up 200 basis point scenario.

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

At March 31, 2015, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.6% in a down 100 basis point scenario and would increase by less than 1.0% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.9% in a down 100 basis point scenario and would increase less than 3.0% in an up 200 basis point scenario.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act).  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on and as of the date of such evaluation, because of the material weakness in internal control over financial reporting as described in our 2014 Form 10-K, the aforementioned officers concluded that the Company’s disclosure controls and procedures were  not effective. The Company’s remediation efforts related to this material weakness are ongoing.

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

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes in our risk factors from those disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended March 31, 2015, we did not purchase shares of our common stock.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

10.1                                      Form of Restricted Stock Award Agreement (attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 23, 2015 and incorporated herein by reference).

31.1                                      Rule 13a-14(a) Certification of Chief Executive Officer

31.2                                      Rule 13a-14(a) Certification of Chief Financial Officer

32.1                                      Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2                                      Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101                                         The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: May 8, 2015	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2015	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Restricted Stock Award Agreement (attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 23, 2015 and incorporated herein by reference).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).