Form 10-Q
period 2015-06-30
CARDINAL FINANCIAL CORP
filed 2015-08-07
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

32,209,214 shares of common stock, par value $1.00 per share, outstanding as of August 3, 2015

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2015 and December 31, 2014

(In thousands, except share data)

(Unaudited)

			June 30,	December 31,
			2015	2014

Assets

Cash and due from banks			$24,186	$20,298
Federal funds sold			14,597	17,891

Total cash and cash equivalents			38,783	38,189

Investment securities available-for-sale			332,551	339,131
Investment securities held-to-maturity (market value of $3,288 and $3,334 at June 30, 2015 and December 31, 2014, respectively)			3,879	4,024

Investment securities - trading			5,271	5,067

Total investment securities			341,701	348,222

Other investments			15,049	15,941
Loans held for sale			455,557	315,323

Loans receivable, net of deferred fees and costs			2,795,764	2,581,114
Allowance for loan losses			(30,198)	(28,275)

Loans receivable, net			2,765,566	2,552,839

Premises and equipment, net			24,600	25,253
Deferred tax asset, net			6,543	4,831
Goodwill and intangibles, net			36,927	37,312
Bank-owned life insurance			32,759	32,546

Accrued interest receivable and other assets			47,789	28,678

Total assets			$3,765,274	$3,399,134

Liabilities and Shareholders’ Equity

Non-interest bearing deposits			$611,004	$572,071

Interest bearing deposits			2,324,393	1,963,259

Total deposits			2,935,397	2,535,330

Other borrowed funds			378,756	437,995
Mortgage funding checks			17,247	19,469
Escrow liabilities			3,160	2,035

Accrued interest payable and other liabilities			33,919	26,984

Total liabilities			3,368,479	3,021,813

	2015	2014
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	32,209,114	32,078,227	32,209	32,078
Additional paid-in capital			203,934	201,948
Retained earnings			153,165	133,129
Accumulated other comprehensive income, net			7,487	10,166

Total shareholders’ equity			396,795	377,321

Total liabilities and shareholders’ equity			$3,765,274	$3,399,134

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and six months ended June 30, 2015 and 2014

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans receivable	$27,967	$25,687	55,463	$50,577
Loans held for sale	3,886	3,296	6,370	5,773
Federal funds sold	12	9	40	40
Investment securities available-for-sale	2,599	2,964	5,314	6,049
Investment securities held-to-maturity	18	36	39	75
Other investments	139	146	295	284
Total interest income	34,621	32,138	67,521	62,798
Interest expense:
Deposits	3,903	3,006	7,389	5,827
Other borrowed funds	1,868	2,219	3,843	4,392
Total interest expense	5,771	5,225	11,232	10,219
Net interest income	28,850	26,913	56,289	52,579
Provision for loan losses	1,356	615	1,486	2,541
Net interest income after provision for loan losses	27,494	26,298	54,803	50,038
Non-interest income:
Service charges on deposit accounts	576	536	1,121	1,071
Loan fees	491	399	945	610
Investment fee income	143	104	258	326
Realized and unrealized gains on mortgage banking activities	11,112	10,239	27,278	17,621
Net realized gain on investment securities-trading	176	174	176	343
Net realized gain (loss) on investment securities-available for sale	180	—	382	(17)
Management fee income	—	—	—	21
Litigation settlement	2,950	—	2,950	—
Increase in cash surrender value of bank-owned life insurance	95	126	213	244
Other income	6	106	11	131
Total non-interest income	15,729	11,684	33,334	20,350
Non-interest expense:
Salary and benefits	11,963	11,471	24,044	22,860
Occupancy	2,347	2,544	4,831	5,174
Professional fees	1,137	876	2,726	1,693
Depreciation	845	905	1,721	1,817
Data processing & communications	1,459	1,688	2,963	3,303
FDIC insurance premiums	516	345	1,032	728
Mortgage loan repurchases and settlements	—	83	—	83
Merger and acquisition expenses	3	2,404	471	5,669
Amortization of intangibles	188	193	385	393
Other operating expenses	4,420	4,688	8,849	9,264
Total non-interest expense	22,878	25,197	47,022	50,984
Income before income taxes	20,345	12,785	41,115	19,404
Provision for income taxes	6,966	4,352	14,005	6,681
Net income	$13,379	$8,433	27,110	$12,723
Earnings per common share - basic	$0.41	$0.26	0.83	$0.39
Earnings per common share - diluted	$0.40	$0.26	0.82	$0.39
Weighted-average common shares outstanding - basic	32,724	32,423	32,682	32,276
Weighted-average common shares outstanding - diluted	33,207	32,867	33,132	32,710

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and six months ended June 30, 2015 and 2014

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$13,379	$8,433	$27,110	$12,723
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax benefit of $1.9 million and $1.5 million for the three and six months ended June 30, 2015, respectively, net of tax expense of $1.5 million and $3.2 million for the three and six months ended June 30, 2014, respectively.	(3,295)	2,754	(2,481)	5,742

Less: reclassification adjustment for net (gains) losses included in net income net of tax expense of $61 thousand and $129 thousand for the three and six months ended June 30, 2015, respectively, and net of tax benefit $0 and $6 thousand for the three and six months ended June 30, 2014, respectively.	(119)	—	(253)	11

	(3,414)	2,754	(2,734)	5,753

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax expense of $167 thousand and $30 thousand for the three and six months ended June 30, 2015, respectively, net of tax benefit of $300 thousand and $382 thousand for the three and six months ended June 30, 2014, respectively.	300	(542)	55	(692)

Other comprehensive income	(3,114)	2,212	(2,679)	5,061

Comprehensive income	$10,265	$10,645	$24,431	$17,784

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2015 and 2014

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2013	30,333	$30,333	$174,001	$111,323	$4,875	$320,532

Stock options exercised	26	26	224	—	—	250

Stock compensation expense, net of tax benefit	—	—	973	—	—	973

Shares issued from acquisition of United Financial Banking Companies, Inc.	1,617	1,617	25,191	—	—	26,808

Dividends on common stock of $0.16 per share	—	—	—	(5,116)	—	(5,116)

Change in accumulated other comprehensive income	—	—	—	—	5,061	5,061

Net income	—	—	—	12,723	—	12,723

Balance, June 30, 2014	31,976	$31,976	$200,389	$118,930	$9,936	$361,231

Balance, December 31, 2014	32,078	$32,078	$201,948	$133,129	$10,166	$377,321

Stock options exercised	124	124	1,127	—	—	1,251

Vesting of restricted stock grants	7	7	177	—	—	184

Stock compensation expense, net of tax benefit	—	—	682	—	—	682

Dividends on common stock of $0.22 per share	—	—	—	(7,074)	—	(7,074)

Change in accumulated other comprehensive income	—	—	—	—	(2,679)	(2,679)

Net income	—	—	—	27,110	—	27,110

Balance, June 30, 2015	32,209	$32,209	$203,934	$153,165	$7,487	$396,795

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2015 and 2014

(In thousands)

(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$27,110	$12,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,721	1,817
Amortization of premiums, discounts and intangibles	783	541
Provision for loan losses	1,486	2,541
Loans held for sale originated	(1,929,998)	(1,404,683)
Proceeds from the sale of loans held for sale	1,817,042	1,436,190
Realized and unrealized gains on mortgage banking activities	(27,278)	(17,621)
Purchase of investment securities-trading	(929)	(1,046)
Unrealized gain on investment securities-trading	(176)	(343)
Realized (gain) loss on investment securities-available for sale	(180)	17
Gain on call of investment securities available-for-sale	(202)	—
Stock compensation expense, net of tax benefits	859	973
Increase in cash surrender value of bank-owned life insurance	(213)	(244)
Increase in accrued interest receivable and other assets	(20,742)	(2,068)
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	10,442	(3,887)

Net cash (used in) provided by operating activities	(120,275)	24,910

Cash flows from investing activities:
Net purchases of premises and equipment	(1,068)	176
Proceeds from the sale of investment securities available-for-sale	—	10,617
Proceeds from maturity and call of investment securities available-for-sale	27,480	16,500
Purchase of mortgage-backed securities available for sale	—	(2,050)
Purchase of investment securities available for sale	(35,378)	—
Purchase of other investments	(3,320)	(3,939)
Proceeds from the sale of other investments	4,212	6,762
Redemptions of investment securities available-for-sale	10,221	9,219
Redemptions of investment securities held-to-maturity	145	543
Acquisitions, net of cash and cash equivalents	—	36,472
Net increase in loans receivable, net of deferred fees and costs	(214,213)	(114,666)

Net cash used in investing activities	(211,921)	(40,366)

Cash flows from financing activities:
Net increase in deposits	400,067	81,353
Net increase (decrease) in other borrowed funds - short term	(49,239)	3,216
Net increase (decrease) in mortgage funding checks	(2,222)	10,176
Proceeds from FHLB advances	75,000	125,000
Repayment of FHLB advances	(85,000)	(175,000)
Stock options exercised	1,251	250
Stock issuance	7	—
Dividends on common stock	(7,074)	(5,116)

Net cash provided by financing activities	332,790	39,879

Net increase in cash and cash equivalents	594	24,423

Cash and cash equivalents at beginning of the year	38,189	29,209

Cash and cash equivalents at end of the period	$38,783	$53,632

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,483	$10,613
Income taxes	14,596	3,709
Acquisition of noncash assets and liabilities:
Assets acquired	—	265,364
Liabilities assumed	—	301,836

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2

Business Combinations

UFBC Acquisition

On January 16, 2014, the Company acquired UFBC, the holding company for TBB, a commercial bank with approximately $356 million in assets, after purchase accounting adjustments.  For each share of UFBC common stock outstanding, the shareholders of UFBC received a fixed exchange ratio of $19.13 in cash and 1.154 shares of the Company’s common stock.  The total consideration for the acquisition was $54.3 million, which was comprised of $26.8 million in cash and 1.6 million shares of the Company’s common stock.

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

Note 3

Stock-Based Compensation

At June 30, 2015, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan was amended in 2011 to increase the number of shares available under the plan and extend the term to 2021.  The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  There were 247,418 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of June 30, 2015.

Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Director stock options have ten year terms and vest and become fully exercisable at the grant date. Most employee stock options have ten year terms and vest and become fully exercisable in 20% increments beginning after their first year of service. Certain stock options granted to executive officers of the Company have ten year terms and vest in increments of 25% with immediate vesting of the first 25% on the date of grant and vesting of the remaining three increments on the anniversary date of the grant.  Stock options granted to executive officers during 2014 and the first quarter of 2015 have ten year terms with one-third of the options vested on the grant date and the remaining unvested options vesting over the next two years. Restricted stock awards are granted at the fair market value of the Company’s common stock on the grant date.  Most employee restricted stock grants vest in one-third increments on the anniversary date of the grant.  Certain restricted stock awards granted to executive officers vest one-third of the restricted stock award on the grant date and the remaining unvested options vest over the next two years.

The Company has only made awards of stock options and restricted stock under the Option Plan and the Equity Plan.

Total expense related to the Company’s share-based compensation plans for the three months ended June 30, 2015 and 2014 was $306,000 and $562,000, respectively.  Total stock compensation expense for the six months ended June 30, 2015 and 2014 was $866,000 and $714,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $103,000 and $187,000 for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, total income tax benefit recognized in the income statements for share-based compensation arrangements was $292,000 and $237,000, respectively.

Options granted for the three and six months ended June 30, 2015 were 9,000 and 118,250, respectively.  Options granted for the three and six months ended June 30, 2014 were 75,250 and 293,250, respectively.  The weighted average per share fair value of stock option grants for the three and six months ended June 30, 2015 was $6.27 and $5.94, respectively.  The weighted average per share fair value of stock option grants for the three and six months ended June 30, 2014 was $5.65 and $5.61, respectively.  The fair values of the options granted during all periods ended June 30, 2015 and 2014 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Estimated option life	6.5 Years	6.5 Years	6.5 Years	6.5 Years

Risk free interest rate	1.68 - 1.98%	2.17 - 2.29%	1.66 - 1.98%	2.07 - 2.34%
Expected volatility	36.90%	37.40%	36.90%	37.40%
Expected dividend yield	2.46%	1.80%	2.46%	1.80%

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

Stock option activity during the six months ended June 30, 2015 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2014	1,189,193	$13.53
Granted	118,250	20.08
Exercised	(124,224)	10.07
Forfeited	(7,150)	13.85
Outstanding at June 30, 2015	1,176,069	$14.56	6.52	$8,507,646
Options exercisable at June 30, 2015	853,694	$13.61	5.79	$6,984,650

The intrinsic value of options exercised during the three and six months ended June 30, 2015 was $607,000 and $1.2 million, respectively. For options exercised during the three and six months ended June 30, 2014, the intrinsic value of options was $119,000 and $222,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the six months ended June 30, 2015 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2014	378,550	$5.56
Granted	118,250	5.94
Vested	(168,775)	5.71
Forfeited	(5,650)	5.48
Balance at June 30, 2015	322,375	$5.62

A summary of the Company’s restricted stock grant activity during the six months ended June 30, 2015 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2014	—	$—
Granted	35,500	20.53
Vested	(6,663)	20.05
Forfeited	—	—
Balance at June 30, 2015	28,837	$20.64

At June 30, 2015, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares from stock options that vested during the three months ended June 30, 2015 and 2014 was $63,000 and $354,000, respectively. For the six months ended June 30, 2015 and 2014, the total fair value of shares that vested was $963,000 and $1.1 million, respectively. The total fair value of restricted stock grants that vested during the three and six months ended June 30, 2015 were $0 and $134,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2015 and 2014 is as follows:

At and for the Three Months Ended June 30, 2015 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$28,389	$642	$—	$(181)	$—	$28,850
Provision for loan losses	1,356	—	—	—	—	1,356
Non-interest income	1,329	11,150	119	3,131	—	15,729
Non-interest expense	13,736	7,990	114	1,038	—	22,878
Provision for income taxes	4,905	1,390	2	669	—	6,966
Net income (loss)	$9,721	$2,412	$3	$1,243	$—	$13,379

Total Assets	$3,691,168	$526,078	$2,404	$410,330	$(864,706)	$3,765,274
Average Assets	3,549,647	428,458	2,415	415,288	(781,127)	3,614,681

At and for the Three Months Ended June 30, 2014 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$26,346	$745	$—	$(178)	$—	$26,913
Provision for loan losses	615	—	—	—	—	615
Non-interest income	936	10,366	204	178	—	11,684
Non-interest expense	15,200	7,736	101	2,160	—	25,197
Provision for income taxes	3,803	1,236	36	(723)	—	4,352
Net income (loss)	$7,664	$2,139	$67	$(1,437)	$—	$8,433

Total Assets	$3,215,544	$423,888	$2,399	$388,771	$(752,930)	$3,277,672
Average Assets	3,110,069	323,518	2,318	389,266	(666,630)	3,158,541

At and for the Six Months Ended June 30, 2015 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$55,495	$1,153	$—	$(359)	$—	$56,289
Provision for loan losses	1,486	—	—	—	—	1,486
Non-interest income	2,608	27,366	224	3,136	—	33,334
Non-interest expense	28,884	15,309	218	2,611	—	47,022
Provision for income taxes	9,121	4,824	2	58	—	14,005
Net income (loss)	$18,612	$8,386	$4	$108	$—	$27,110

Total Assets	$3,691,168	$526,078	$2,404	$410,330	$(864,706)	$3,765,274
Average Assets	3,436,687	348,331	2,412	416,411	(705,027)	3,498,814

At and for the Six Months Ended June 30, 2014 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$51,539	$1,382	$—	$(342)	$—	$52,579
Provision for loan losses	2,541	—	—	—	—	2,541
Non-interest income	1,865	17,758	371	356	—	20,350
Non-interest expense	30,987	16,030	213	3,754	—	50,984
Provision for income taxes	6,698	1,139	55	(1,211)	—	6,681
Net income (loss)	$13,178	$1,971	$103	$(2,529)	$—	$12,723

Total Assets	$3,215,544	$423,888	$2,399	$388,771	$(752,930)	$3,277,672
Average Assets	3,047,522	227,228	2,309	384,564	(550,783)	3,110,840

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

Note 5

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014.  There were 0 and 37 antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the three and six months ended June 30, 2015.  There were no antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the three and six months ended June 30, 2014.  There were 75 and 153 antidilutive outstanding restricted stock grants excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the three and six months ended June 30, 2015.

	Three Months Ended		Six Months Ended
(In thousands,	June 30,		June 30,
except per share data)	2015	2014	2015	2014

Net income available to common shareholders	$13,379	$8,433	$27,110	$12,723

Weighted average common shares - basic	32,724	32,423	32,682	32,276

Weighted average common shares - diluted	33,207	32,867	33,132	32,710

Earnings per common share - basic	$0.41	$0.26	$0.83	$0.39

Earnings per common share - diluted	$0.40	$0.26	$0.82	$0.39

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

The following shows the composition of basic outstanding shares for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Weighted average common shares outstanding	32,188	31,966	32,155	31,827
Weighted average shares attributable to the deferred compensation plans	536	457	527	449
Total weighted average shares - basic	32,724	32,423	32,682	32,276

The following shows the composition of diluted outstanding shares for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Weighted average shares outstanding - basic (from above)	32,724	32,423	32,682	32,276
Incremental weighted average shares attributable to deferred compensation plans	287	261	274	254
Weighted average shares attributable to vested stock options	196	183	176	180
Total weighted average shares - diluted	33,207	32,867	33,132	32,710

Note 6

Investment Securities

The approximate fair value and amortized cost of investment securities at June 30, 2015 and December 31, 2014 are shown in the table below.

	June 30, 2015
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$71,176	$2,875	$(259)	$73,792
Mortgage-backed securities	108,630	5,052	(17)	113,665
Municipal securities	139,923	5,088	(420)	144,591
Corporate securities	503	—	—	503
Total	$320,232	$13,015	$(696)	$332,551

Investment Securities Held-to-Maturity
Mortgage-backed securities	11	—	—	11
Pooled trust preferred securities	3,868	—	(591)	3,277
Total	$3,879	$—	$(591)	$3,288

	December 31, 2014
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$71,035	$3,132	$(14)	$74,153
Mortgage-backed securities	118,808	6,704	(31)	125,481
Municipal securities	130,405	6,738	(21)	137,122
Pooled trust preferred & corporate securities	2,323	52	—	2,375
Total	$322,571	$16,626	$(66)	$339,131

Investment Securities Held-to-Maturity
Mortgage-backed securities	19	—	—	19
Pooled trust preferred securities	4,005	—	(690)	3,315
Total	$4,024	$—	$(690)	$3,334

The fair value and amortized cost of investment securities by contractual maturity at June 30, 2015 and December 31, 2014 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within One Year	$5,387	$5,435	$—	$—
After 1 year but within 5 years	51,409	54,169	—	—
After 5 years but within 10 years	42,116	44,833	—	—
After 10 years	112,690	114,449	3,868	3,277
Mortgage-backed securities	108,630	113,665	11	11
Total	$320,232	$332,551	$3,879	$3,288

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
Within One Year	$5,179	$5,272	$—	$—
After 1 year but within 5 years	35,045	36,555	—	—
After 5 years but within 10 years	56,334	60,451	—	—
After 10 years	107,205	111,372	4,005	3,315
Mortgage-backed securities	118,808	125,481	19	19
Total	$322,571	$339,131	$4,024	$3,334

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

At June 30, 2015

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$24,588	$(259)	$—	$—	$24,588	$(259)
Mortgage-backed securities	$647	$(11)	$255	$(6)	$902	$(17)
Municipal securities	37,366	(419)	532	(1)	37,898	(420)
Total temporarily impaired securities	$62,601	$(689)	$787	$(7)	$63,388	$(696)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,277	$(591)	$3,277	$(591)
Total temporarily impaired securities	$—	$—	$3,277	$(591)	$3,277	$(591)

At December 31, 2014

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$10,099	$(14)	$—	$—	$10,099	$(14)
Mortgage-backed securities	3,295	(25)	272	(6)	3,567	(31)
Municipal securities	4,820	(21)	—	—	4,820	(21)
Total temporarily impaired securities	$18,214	$(60)	$272	$(6)	$18,486	$(66)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,315	$(690)	$3,315	$(690)
Total temporarily impaired securities	$—	$—	$3,315	$(690)	$3,315	$(690)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of June 30, 2015, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At June 30, 2015, 99% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $1.4 million in non-government non-agency mortgage-related securities.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At June 30, 2015, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

At June 30, 2015, the Company owns two pooled trust preferred securities which are classified as held-to-maturity within the investment securities portfolio.  The Company previously owned two additional pooled trust preferred securities in its available-for-sale portfolio as they did not qualify for exempt treatment as a covered fund.  The Company would have been required to sell these bonds prior to July 2017; however, both securities have paid off in full, the last of which was during June 2015.  As a result, during the second quarter of 2015 the Company recovered $180,000 in an other-than-temporary impairment charge recorded in December 2013.   No further impairment has been recorded for the remaining pooled trust preferred securities in its portfolio.

The par value of the two pooled trust preferred securities classified as held-to-maturity totaled $3.9 million at June 30, 2015.  The collateral underlying these structured securities are instruments issued by financial institutions.  The Company owns the A-3 tranches in each issuance.  Each of the bonds is rated by more than one rating agency.  One security has a composite rating of A+ and the other security has a composite rating of BBB+.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired.  The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

In one of the pooled trust preferred securities, 71% of the principal balance is subordinate to the Company’s class of ownership.  In the other pooled trust preferred security, 63% of the principal balance is subordinate to the Company’s class of ownership.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  The Company does not intend to sell nor does the Company believe it is probable that it will be required to sell these pooled trust preferred securities prior to the recovery of its investment.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three and six months ended June 30, 2015.

Note 7

Loans Receivable and Allowance for Loan Losses

The loan portfolio at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$322,920	$18,329	$341,249
Real estate - commercial	1,212,900	90,126	1,303,026
Real estate - construction	573,279	1,653	574,932
Real estate - residential	425,053	6,536	431,589
Home equity lines	141,314	3,341	144,655
Consumer	4,165	660	4,825
	2,679,631	120,645	2,800,276
Net deferred fees	(4,512)	—	(4,512)
Loans receivable, net of fees	2,675,119	120,645	2,795,764
Allowance for loan losses	(30,198)	—	(30,198)
Loans receivable, net	$2,644,921	$120,645	$2,765,566

	December 31, 2014
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$328,711	$25,210	$353,921
Real estate - commercial	1,154,093	103,761	1,257,854
Real estate - construction	424,745	10,163	434,908
Real estate - residential	393,894	8,784	402,678
Home equity lines	127,004	3,881	130,885
Consumer	4,341	742	5,083
	2,432,788	152,541	2,585,329
Net deferred fees	(4,215)	—	(4,215)
Loans receivable, net of fees	2,428,573	152,541	2,581,114
Allowance for loan losses	(28,275)	—	(28,275)
Loans receivable, net	$2,400,298	$152,541	$2,552,839

During 2014, as a result of the Company’s acquisition of UFBC, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statements of condition at June 30, 2015 and December 31, 2014 are as follows:

(in thousands)	June 30, 2015
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$14,704
Carrying amount	11,035

Other acquired loans
Outstanding principal balance	110,582
Carrying amount	109,610

Total acquired loans
Outstanding principal balance	125,286
Carrying amount	120,645

(in thousands)	December 31, 2014
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$19,176
Carrying amount	14,960

Other acquired loans
Outstanding principal balance	138,419
Carrying amount	137,581

Total acquired loans
Outstanding principal balance	157,595
Carrying amount	152,541

The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows.

(in thousands)
Balance at January 1, 2015	$(5,053)
Charge-offs	504
Accretion	(91)
Balance at June 30, 2015	$(4,640)

(in thousands)
Balance at January 1, 2014	$—
Recorded discount at acquisition date	(3,872)
Accretion	(1,181)
Balance at December 31, 2014	$(5,053)

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

Activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2015 and 2014 is shown below.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Allowance for loan losses, beginning of the period	$28,884	$29,093	$28,275	$27,864

Provision for loan losses	1,356	615	1,486	2,541

Loans charged off:
Commercial and industrial	(50)	(563)	(53)	(1,346)
Residential	—	—	—	—
Consumer	(51)	—	(67)	(2)
Total loans charged off	(101)	(563)	(120)	(1,348)

Recoveries:
Commercial and industrial	51	322	536	329
Residential	8	11	18	92
Consumer	—	88	3	88
Total recoveries	59	421	557	509

Net (charge offs) recoveries	(42)	(142)	437	(839)

Ending balance, June 30,	$30,198	$29,566	$30,198	$29,566

For the three and six months ended June 30, 2015, the Company did not record an allowance for loan losses for the acquired loan portfolio.  For the three and six months ended June 30, 2014, the Company recorded an allowance for the acquired loan portfolio of $(24,000) and $145,000, respectively.  There were no impairments recorded in the purchase credit impaired portfolio as of June 30, 2015 and 2014.

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of June 30, 2015 and 2014, are below:

Allowance for Loan Losses

For the Three Months Ended June 30, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, April 1, 2015	$2,125	$17,715	$6,723	$1,961	$326	$34	$28,884
Charge-offs	(12)	(38)	—	—	(51)	—	(101)
Recoveries	14	31	6	8	—	—	59
Provision for loan losses	(82)	508	1,060	(88)	(39)	(3)	1,356
Ending Balance, June 30, 2015	$2,045	$18,216	$7,789	$1,881	$236	$31	$30,198

Allowance for Loan Losses

At and for the Six Months Ended June 30, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,061	$17,820	$6,105	$1,954	$301	$34	$28,275
Charge-offs	(15)	(38)	—	—	(51)	(16)	(120)
Recoveries	201	324	11	18	3	—	557
Provision for loan losses	(202)	110	1,673	(91)	(17)	13	1,486
Ending Balance, June 30, 2015	$2,045	$18,216	$7,789	$1,881	$236	$31	$30,198

Ending Balance, June 30, 2015
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,045	18,216	7,789	1,881	236	31	30,198

Loans Receivable

At June 30, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, June 30, 2015	$341,249	$1,303,026	$574,932	$431,589	$144,655	$4,825	$2,800,276

Ending Balance, June 30, 2015
Individually evaluated for impairment	$738	$6,583	$250	$—	$51	$—	$7,622
Purchased Credit Impaired Loans	2,221	6,312	1,653	349	498	2	11,035
Collectively evaluated for impairment	338,290	1,290,131	573,029	431,240	144,106	4,823	2,781,619

Allowance for Loan Losses

For the Three Months Ended June 30, 2014

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, April 1, 2014	$3,962	$16,004	$5,721	$2,707	$609	$90	$29,093
Charge-offs	(39)	(524)	—	—	—	—	(563)
Recoveries	2	316	4	11	—	88	421
Provision for loan losses	(431)	1,403	260	(321)	(209)	(87)	615
Ending Balance, June 30, 2014	$3,494	$17,199	$5,985	$2,397	$400	$91	$29,566

Allowance for Loan Losses

At and for the Six Months Ended June 30, 2014

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$3,329	$16,076	$5,336	$2,421	$609	$93	$27,864
Charge-offs	(301)	(1,045)	—	—	—	(2)	(1,348)
Recoveries	4	316	9	92	—	88	509
Provision for loan losses	462	1,852	640	(116)	(209)	(88)	2,541
Ending Balance, June 30, 2014	$3,494	$17,199	$5,985	$2,397	$400	$91	$29,566

Ending Balance, June 30, 2014
Individually evaluated for impairment	$328	$—	$—	$—	$—	$—	$328
Collectively evaluated for impairment	3,166	17,199	5,985	2,397	400	91	29,238

Loans Receivable

At June 30, 2014

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, June 30, 2014	$294,623	$1,190,020	$417,085	$372,688	$116,814	$4,949	$2,396,179

Ending Balance, June 30, 2014
Individually evaluated for impairment	$1,647	$1,738	$496	$327	$51	$—	$4,259
Purchased Credit Impaired Loans	3,589	9,091	1,621	439	458	7	15,205
Collectively evaluated for impairment	289,387	1,179,191	414,968	371,922	116,305	4,942	2,376,715

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

The following tables report the Company’s nonaccrual and past due loans at June 30, 2015 and December 31, 2014.  In addition, the credit quality of the loan portfolio is provided as of June 30, 2015 and December 31, 2014.

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At June 30, 2015

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$162	$162	$322,758	322,920	$—	$162

Real estate - commercial
Owner occupied	—	—	—	—	300,372	300,372	—	—
Non-owner occupied	—	—	268	268	912,260	912,528	—	268

Real estate - construction
Residential	—	—	—	—	213,029	213,029	—	—
Commercial	—	—	—	—	360,250	360,250	—	—

Real estate - residential
Single family	—	—	—	—	318,814	318,814	—	—
Multi-family	—	—	—	—	106,239	106,239	—	—

Home equity lines	120	—	51	171	141,143	141,314	—	51

Consumer
Installment	—	—	—	—	3,608	3,608	—	—
Credit cards	—	—	—	—	557	557	—	—
	$120	$—	$481	$601	$2,679,030	$2,679,631	$—	$481

Nonaccrual and Past Due Loans - Acquired Loan Portfolio
At June 30, 2015
(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$329	$329	$18,000	18,329	$—	$329

Real estate - commercial
Owner occupied	—	—	—	—	41,780	41,780	—	—
Non-owner occupied	—	—	—	—	48,346	48,346	—	—

Real estate - construction
Residential	—	—	—	—	810	810	—	—
Commercial	—	—	—	—	843	843	—	—

Real estate - residential
Single family	—	—	—	—	6,536	6,536	—	—
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	3,341	3,341	—	—

Consumer
Installment	—	—	—	—	660	660	—	—
Credit cards	—	—	—	—	—	—	—	—
	$—	$—	$329	$329	$120,316	$120,645	$—	$329

Nonaccrual and Past Due Loans - Originated Loan Portfolio
At December 31, 2014
(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$88	$30	$938	$1,056	$327,655	328,711	$—	$938

Real estate - commercial
Owner occupied	—	—	—	—	304,303	304,303	—	—
Non-owner occupied	—	—	289	289	849,501	849,790	—	289

Real estate - construction
Residential	—	—	—	—	158,915	158,915	—	—
Commercial	—	—	—	—	265,830	265,830	—	—

Real estate - residential
Single family	359	—	—	359	297,530	297,889	—	—
Multi-family	—	—	—	—	96,005	96,005	—	—

Home equity lines	—	—	180	180	126,824	127,004	—	180

Consumer
Installment	—	—	—	—	3,920	3,920	—	—
Credit cards	53	—	—	53	368	421	—	—
	$500	$30	$1,407	$1,937	$2,430,851	$2,432,788	$—	$1,407

Nonaccrual and Past Due Loans - Acquired Loan Portfolio
At December 31, 2014
(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$576	$576	$24,634	25,210	$—	$576

Real estate - commercial
Owner occupied	—	—	—	—	49,173	49,173	—	—
Non-owner occupied	—	—	1,072	1,072	53,516	54,588	—	1,072

Real estate - construction
Residential	—	—	—	—	6,156	6,156	—	—
Commercial	—	—	—	—	4,007	4,007	—	—

Real estate - residential
Single family	24	—	306	330	8,454	8,784	—	306
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	3,881	3,881	—	—

Consumer
Installment	—	—	—	—	742	742	—	—
Credit cards	—	—	—	—	—	—	—	—
	$24	$—	$1,954	$1,978	$150,563	$152,541	$—	$1,954

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of June 30, 2015 and December 31, 2014, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans  - Originated Loan Portfolio

At June 30, 2015

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$671	$693	$—	$5
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	3,343	5,439	—	14
Real estate - construction
Residential	—	—	—	—
Commercial	250	250	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	51	51	—	—
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$671	$693	$—	$5
Real estate - commercial	3,343	5,439	—	14
Real estate - construction	250	250	—	—
Real estate - residential	—	—	—	—
Home equity lines	51	51	—	—
Consumer	—	—	—	—
Total	$4,315	$6,433	$—	$19

Impaired Loans  - Acquired Loan Portfolio

At June 30, 2015

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$396	$529	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	3,432	3,410	—	2
Real estate - construction
Residential	—	—	—	—
Commercial	843	942	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$396	$529	$—	$—
Real estate - commercial	3,432	3,410	—	2
Real estate - construction	843	942	—	—
Real estate - residential	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—
Total	$4,671	$4,881	$—	$2

Impaired Loans  - Originated Loan Portfolio

At December 31, 2014

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$1,159	$1,472	$—	$64
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	289	2,364	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	250	250	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	180	180	—	4
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$1,159	$1,472	$—	$64
Real estate - commercial	289	2,364	—	—
Real estate - construction	250	250	—	—
Real estate - residential	—	—	—	—
Home equity lines	180	180	—	4
Consumer	—	—	—	—
Total	$1,878	$4,266	$—	$68

Impaired Loans  - Acquired Loan Portfolio

At December 31, 2014

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$576	$1,227	$—	$12
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	1,266	1,729	—	39
Real estate - construction
Residential	—	—	—	—
Commercial	839	942	—	5
Real estate - residential
Single family	306	446	—	2
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$576	$1,227	$—	$12
Real estate - commercial	1,266	1,729	—	39
Real estate - construction	839	942	—	5
Real estate - residential	306	446	—	2
Home equity lines	—	—	—	—
Consumer	—	—	—	—
Total	$2,987	$4,344	$—	$58

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

At June 30, 2015 and December 31, 2014, the Company had TDRs totaling $268,000 and $289,000, respectively, all of which were on nonaccrual.  Nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by the Company upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms.  Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification.  The following table reconciles the beginning and ending balances on TDRs as of June 30, 2015 and 2014, respectively:

Troubled Debt Restructurings

At and For the Six Months Ended June 30, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total

Beginning Balance, January 1, 2015	$—	$289	$—	$—	$—	$—	$289
New TDRs	—	—	—	—	—	—	—
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	—	(21)	—	—	—	—	(21)
Ending Balance, June 30, 2015	$—	$268	$—	$—	$—	$—	$268

Troubled Debt Restructurings

At and For the Six Months Ended June 30, 2014

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total

Beginning Balance, January 1, 2014	$—	$1,738	$525	$—	$—	$—	$2,263
New TDRs	—	—	—	—	—	—	—
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	—	—	(279)	—	—	—	(279)
Ending Balance, June 30, 2014	$—	$1,738	$246	$—	$—	$—	$1,984

At June 30, 2015, TDRs make up one relationship with the Bank.  These loans are performing as expected post-modification. There are no acquired loans classified as TDRs.  For restructured loans in the portfolio, the Company had no loan loss reserves as of June 30, 2015 and December 31, 2014, respectively.

Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default.  For the period ended June 30, 2015, no loans identified as TDRs had a payment default within the last twelve months.  For the period ended June 30, 2014, one loan identified as a TDR had a payment default within the last twelve months.

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, other loans especially mentioned (OLEM), substandard, doubtful and loss.  OLEM are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the bank’s credit position at some future date.  These loans may not show problems as yet due to the borrower’s apparent ability to service the debt, but special circumstances surround the loans of which the Bank’s management should be aware.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated OLEM, substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment at June 30, 2015 and December 31, 2014.

Internal Risk Rating Grades - Originated Loan Portfolio

At June 30, 2015

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$321,147	$1,102	$671	$—	$—

Real estate - commercial
Owner occupied	300,372	—	—	—	—
Non-owner occupied	905,632	3,553	3,343	—	—

Real estate - construction
Residential	213,029	—	—	—	—
Commercial	360,000	—	250	—	—

Real estate - residential
Single family	318,814	—	—	—	—
Multi-family	106,239	—	—	—	—

Home equity lines	141,143	120	51	—	—

Consumer
Installment	3,608	—	—	—	—
Credit cards	557	—	—	—	—
	$2,670,541	$4,775	$4,315	$—	$—

Internal Risk Rating Grades - Acquired Loan Portfolio

At June 30, 2015

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$17,933	$—	$396	$—	$—

Real estate - commercial
Owner occupied	41,780	—	—	—	—
Non-owner occupied	42,793	2,121	3,432	—	—

Real estate - construction
Residential	810	—	—	—	—
Commercial	—	—	843	—	—

Real estate - residential
Single family	6,536	—	—	—	—
Multi-family	—	—	—	—	—

Home equity lines	3,341	—	—	—	—

Consumer
Installment	660	—	—	—	—
Credit cards	—	—	—	—	—
	$113,853	$2,121	$4,671	$—	$—

Internal Risk Rating Grades - Originated Loan Portfolio

At December 31, 2014

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$326,543	$1,009	$1,159	$—	$—

Real estate - commercial
Owner occupied	304,303	—	—	—	—
Non-owner occupied	846,280	3,221	289	—	—

Real estate - construction
Residential	158,915	—	—	—	—
Commercial	265,580	—	250	—	—

Real estate - residential
Single family	297,530	359	—	—	—
Multi-family	96,005	—	—	—	—

Home equity lines	126,824	—	180	—	—

Consumer
Installment	3,920	—	—	—	—
Credit cards	421	—	—	—	—
	$2,426,321	$4,589	$1,878	$—	$—

Internal Risk Rating Grades - Acquired Loan Portfolio

At December 31, 2014

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$22,277	$2,357	$576	$—	$—

Real estate - commercial
Owner occupied	49,173	—	—	—	—
Non-owner occupied	51,184	2,138	1,266	—	—

Real estate - construction
Residential	6,156	—	—	—	—
Commercial	3,168	—	839	—	—

Real estate - residential
Single family	8,454	24	306	—	—
Multi-family	—	—	—	—	—

Home equity lines	3,881	—	—	—	—

Consumer
Installment	742	—	—	—	—
Credit cards	—	—	—	—	—
	$145,035	$4,519	$2,987	$—	$—

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

At June 30, 2015, accumulated other comprehensive income included an unrealized gain, net of tax, of $55,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within thirty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at June 30, 2015 which is related to the Company’s cash flow hedges will be recognized in earnings during the third quarter of 2015. At June 30, 2015, the Company recognized minimal amounts due to hedge ineffectiveness.

At June 30, 2015, the Company had $363.6 million in residential mortgage rate lock commitments and associated forward sales, and $427.4 million in forward loan sales associated with $455.6 million of loans that had closed and were presented as held for sale.

Note 9

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at June 30, 2015 and December 31, 2014.  In addition, the gains and losses related to these derivative instruments is provided for the three and six months ended June 30, 2015 and 2014.

Derivative Instruments and Hedging Activities

At June 30, 2015

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$7,018	Accrued Interest Payable and Other Liabilities	$6,120
Total Derivatives Designated as Hedging Instruments		7,018		6,120

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$21,861	Accrued Interest Payable and Other Liabilities	$319
TBA mortgage-backed securities	Accrued Interest Receivable and Other Assets	10	Accrued Interest Payable and Other Liabilities	34
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	359	Accrued Interest Payable and Other Liabilities	1,376
Total Derivatives Not Designated as Hedging Instruments		22,230		1,729

Total Derivatives		$29,248		$7,849

Derivative Instruments and Hedging Activities

At December 31, 2014

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$1,631	Accrued Interest Payable and Other Liabilities	$2,163
Total Derivatives Designated as Hedging Instruments		1,631		2,163

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$12,857	Accrued Interest Payable and Other Liabilities	$562
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	562	Accrued Interest Payable and Other Liabilities	33
Total Derivatives Not Designated as Hedging Instruments		13,419		595

Total Derivatives		$15,050		$2,758

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended June 30, 2015

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$300	Other Income	$8,629	Other Income	$—
Total	$300		$8,629		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Rate Lock Commitment	$20,485	Realized and unrealized gains on mortgage banking activities

Forward Loan Sales Commitments	1,063	Other Income
Rate Lock Commitments	(1,063)	Other Income
Total	$20,485

Impact of Derivative Instruments on the Statement of Income

For the Six Months Ended June 30, 2015

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$55	Other Income	$9,336	Other Income	$—
Total	$55		$9,336		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Rate Lock Commitment	$39,997	Realized and unrealized gains on mortgage banking activities

Forward Loan Sales Commitments	(993)	Other Income
Rate Lock Commitments	993	Other Income
Total	$39,997

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended June 30, 2014

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$(542)	Other Income	$1,791	Other Income	$—
Total	$(542)		$1,791		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$17,094	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(1,277)	Other Income
Rate Lock Commitments	1,277	Other Income
Total	$17,094

Impact of Derivative Instruments on the Statement of Income

For the Six Months Ended June 30, 2014

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$(692)	Other Income	$(5,437)	Other Income	$—
Total	$(692)		$(5,437)		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$30,177	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(1,249)	Other Income
Rate Lock Commitments	1,249	Other Income
Total	$30,177

Note 10

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at June 30, 2015 is as follows:

	Commercial Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2014	$3,080	$775	$1,781	$1,781	$4,861	$2,556
2015 activity:
Amortization	—	385	—	—	—	385
Balance at June 30, 2015	$3,080	$1,160	$1,781	$1,781	$4,861	$2,941

The aggregate amortization expense was $188,000 and $193,000 for three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, the aggregate amortization expense was $385,000 and $393,000, respectively.  The estimated amortization expense for the next five years and thereafter is as follows:

(In thousands)

2015 (July — December)	$350
2016	595
2017	454
2018	313
2019	172
Thereafter	36

The carrying amount of goodwill at June 30, 2015 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2014	$24,887	$10,120	$35,007
Activity: None	—	—	—
Balance at June 30, 2015	$24,887	$10,120	$35,007

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at June 30, 2015 are collateralized.

Commitments to extend credit of $1.2 billion primarily have floating rates as of June 30, 2015.  At June 30, 2015, standby letters of credit were $36.8 million. In addition, commitments to extend credit of $363.6 million as of June 30, 2015 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $150,000 at each of June 30, 2015 and December 31, 2014, respectively.

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

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three and six months ended June 30, 2015.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are shown below:

At June 30, 2015

(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$73,792	$	$73,792	$—
Mortgage-backed securities	113,665	—	113,665	—
Municipal securities	144,591	—	144,591	—
Corporate securities	503	—	503	—
Total investment securities available-for-sale	332,551	—	332,551	—
Investment securities — trading	5,271	—	5,271	—
Bank-owned life insurance	32,759	—	32,759	—
Derivative asset - rate lock and forward loan sales commitments	28,879	—	28,879	—
Derivative asset — interest rate lock commitments	359	—	359	—
Derivative asset — TBA mortgage-backed securities	10	—	10	—
Derivative liability - rate lock and forward loan sales commitments	6,439	—	6,439	—
Derivative liability - interest rate lock commitments	1,376	—	1,376	—
Derivative liability — TBA mortgage-backed securities	34	—	34	—

At December 31, 2014

(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$74,153	$	$74,153	$—
Mortgage-backed securities	125,481	—	125,481	—
Municipal securities	137,122	—	137,122	—
Pooled trust preferred and corporate securities	2,375	—	2,375	—
Total investment securities available-for-sale	339,131	—	339,131	—
Investment securities — trading	5,067	—	5,067	—
Bank-owned life insurance	32,546	—	32,546	—
Derivative asset - rate lock and forward loan sales commitments	14,488	—	14,488	—
Derivative asset — interest rate lock commitments	562	—	562	—
Derivative liability - rate lock and forward loan sales commitments	2,725	—	2,725	—
Derivative liability — interest rate lock commitments	33	—	33	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s pooled trust preferred securities held in its held-to-maturity investment securities portfolio and loans receivable — evaluated for impairment.

At June 30, 2015

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$3,277	$—	$—	$3,277
Loans receivable — evaluated for impairment	7,622	—	301	7,321

At December 31, 2014

(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$3,315	$—	$—	$3,315
Loans receivable — evaluated for impairment	1,878	—	301	1,577

The Company’s held-to-maturity portfolio includes investments in two pooled trust preferred securities, totaling $3.9 million of par value at June 30, 2015.  The collateral underlying these structured securities are instruments issued by financial institutions.  The Company owns the A-3 tranches in each issuance.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the two securities, and concluded that these securities are not other-than-temporarily impaired.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

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

Loans receivable — evaluated for impairment that are measured at fair value using Level 3 inputs on a nonrecurring basis total $7.3 million at June 30, 2015.  The total amount for each period presented represents the entire population of loans receivable — evaluated for impairment, and of this amount, $7.3 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate, securities, or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence.  In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated.  This is considered a Level 3 valuation.  The value of business equipment is based upon the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.  At June 30, 2015, the Company’s Level 3 loans consisted of eight relationships:  six totaling $4.7 million which were secured primarily by business assets; and two relationships totaling $2.6 secured by commercial real estate.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,783	$38,783	$38,783	$—	$—
Investment securities held-to-maturity and other investments	18,928	18,337	—	15,060	3,277
Loans held for sale	455,557	455,557	—	455,557	—
Loans receivable, net	2,765,566	2,737,838	—	301	2,737,537
Accrued interest receivable	9,649	9,649	9,649	—	—
Financial liabilities:
Demand deposits	$611,004	$611,004	$611,004	$—	$—
Interest checking	440,319	440,319	440,319	—	—
Money market and statement savings	667,715	667,715	667,715	—	—
Certificates of deposit	1,216,359	—	—	1,217,305	—
Other borrowed funds	378,756	—	—	385,572	—
Accrued interest payable	962	962	962	—	—

	December 31, 2014
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,189	$38,189	$38,189	$—	$—
Investment securities held-to-maturity and other investments	19,965	19,275	—	15,960	3,315
Loans held for sale	315,323	315,323	—	315,323	—
Loans receivable, net	2,552,839	2,545,920	—	301	2,545,619
Accrued interest receivable	8,489	8,489	8,489	—	—
Financial liabilities:
Demand deposits	$572,071	$572,071	$572,071	$—	$—
Interest checking	422,291	422,291	422,291	—	—
Money market and statement savings	627,313	627,313	627,313	—	—
Certificates of deposit	913,655	916,142	—	916,142	—
Other borrowed funds	437,995	450,363	—	450,363	—
Accrued interest payable	999	999	999	—	—

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2015 and December 31, 2014 and the results of our operations for the three and six months ended June 30, 2015 and 2014. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment. We individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent.  In certain cases, we apply, in accordance with regulatory guidelines, a 5% loss factor to all loans classified as OLEM, a 15% loss factor to all loans classified as substandard and a 50% loss factor to all loans classified as doubtful.  Loans classified as loss loans are fully reserved or charged-off.   However, in most instances, we evaluate the impairment of certain loans on a loan by loan basis for those loans that are adversely risk rated.  For these loans, we analyze the fair value of the collateral underlying the loan and consider estimated costs to sell the collateral on a discounted basis.  If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) we recognize an impairment and establish a specific reserve for the impaired loan. Because of the limited number of impaired loans within the portfolio, we are able to evaluate each impaired loan individually and therefore specific reserves for impaired loans are generally less than those recommended by the listed regulatory guidelines above.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of UFBC, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).  At June 30, 2015, there was no reserve for impairment of PCI loans within our allowance for loan losses.

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

In the normal course of business, we enter into contractual commitments, including rate lock commitments, to finance residential mortgage loans. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the time frame established by us. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to residential mortgage loans intended to be sold are considered derivatives, and as such they are designated as fair value hedges and are marked to market through earnings.

We sell residential mortgage loans on either a best efforts or mandatory delivery basis.  We mitigate the effect of the interest rate risk inherent in providing rate lock commitments through an economic hedge by entering into either a best efforts delivery forward loan sales contracts under best efforts or a trade of mortgage —backed securities for mandatory delivery (the “residual hedge”). During the rate lock commitment period, these forward loan sales contracts and the residual hedge are marked to market through earnings and are not designated as accounting hedges. Exclusive of the fair value elements of the rate lock commitment related to servicing and the wholesale and retail rate spread, the changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and residual hedge generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and we record a loan held for sale and continue to be obligated under the same forward loan sales contract under best efforts.  For mandatory delivery, we close out of the trading mortgage-backed securities assigned within the residual hedge and replace them with a forward sales contract once a price has been accepted by an investor.  The forward sales contract is then designated as a hedge against the variability in cash to be received from the loan sale.  Loans held for sale are accounted for at the lower of cost or fair value.

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

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU provides a framework that replaces the existing revenue recognition guidance and is effective for annual periods and interim periods within that reporting period beginning after December 15, 2017, for public entities.  We are currently assessing the impact of the adoption of this standard on our consolidated financial statements.

The FASB issued ASU No, 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  This ASU changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Additionally, for repurchase financing arrangements, the amendments of this ASU require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The requirements are effective for public entities for the first interim or annual period beginning after December 15, 2014.  The disclosure of certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as securities borrowings is required to be presented for annual periods beginning after December 15, 2014.  Our adoption of ASU No. 2014-01 did not have a significant impact on our consolidated financial statements.

2015 Economic Environment

The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms.  Although global economic conditions remain unsettled, the metropolitan Washington, D.C. area, the region in which we operate, continues to perform relatively well compared to other regions.  Although we believe that our region has weathered the recession better than most over the past several years, continued weakness in employment, a protracted low interest rate environment, and the burden of regulatory requirements enacted in response to the recent financial crisis make for a challenging operating environment.  Progress in the near future for employment and the housing industry is uncertain given the prospect for higher long-term interest rates.  We continue to consider future economic events and their impact on our performance.

Our credit quality continues to remain strong despite the challenging economic environment.  At June 30, 2015, we had nonaccrual loans totaling $904,000 and no loans contractually past due 90 days or more as to principal or interest and still accruing.  We recorded annualized net recoveries of 0.03% of our average loans receivable for the quarter ended June 30, 2015.

Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $3.9 million in par value of pooled trust preferred securities, which are significantly below book value as of June 30, 2015 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.  In late 2013, federal banking agencies issued the Volcker Rule required by the Financial Reform Act which determined that certain of these types of investments were “covered funds” and required financial institutions to divest of such funds by July 2017.   As of June 30, 2015, we no longer hold investments that are considered covered funds as these investments have paid off in full.  In addition, we have recovered the other-than-temporary-impairment of $300,000 which was recorded during 2013 as a result of the Volcker Rule.

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

The U.S. government continues to enact legislation and develop various programs and initiatives designed to regulate the financial services industry, stabilize the housing markets and stimulate the economy.  The banking industry is awaiting many of the regulations resulting from the implementation of the Financial Reform Act.  We remain unsure of the full impact this legislation will have on our business, operations, or our financial condition.

Statements of Income

General

For the three months ended June 30, 2015 and 2014, we reported net income of $13.4 million and $8.4 million, respectively, an increase of $5.0 million, or 59%.  Net interest income after the provision for loan losses increased $1.2 million to $27.5 million for the three months ended June 30, 2015 compared to $26.3 million for the three months ended June 30, 2014.  Provision for loan losses recorded for the three months ended June 30, 2015 was $1.4 million, compared to provision expense of $619,000 for the same period of 2014.  Noninterest income for the three months ended June 30, 2015 and 2014 was $15.7 million and $11.7 million, respectively, an increase of $4.0 million.  This increase was primarily due to a litigation settlement of $3.0 million recorded during the second quarter of 2015.  For the three months ended June 30, 2015, noninterest expense decreased to $22.9 million, compared to $25.2 million for the same period of 2014.  The decrease in noninterest expense is primarily attributable to expenses related to our acquisition of UFBC of $2.4 million during the second quarter of 2014.

For the three months ended June 30, 2015, basic and diluted earnings per common share were $0.41 and $0.40, respectively.  Basic and diluted earnings per common share for the three months ended June 30, 2014 were each $0.26.  Weighted average fully diluted shares outstanding for the three months ended June 30, 2015 and 2014 were 33,207,329 and 32,866,666, respectively.

Return on average assets for the three months ended June 30, 2015 and 2014 was 1.48% and 1.07%, respectively. Return on average equity for the three months ended June 30, 2015 and 2014 was 13.36% and 9.32%, respectively.

For the six months ended June 30, 2015 and 2014, we reported net income of $27.1 million and $12.7 million, respectively, an increase of $14.4 million, or 113%.  Net interest income after the provision for loan losses increased $4.8 million to $54.8 million for the six months ended June 30, 2015 compared to $50.0 million for the six months ended June 30, 2014.  Provision for loan losses for the six months ended June 30, 2015 was $1.5 million, a decrease of $1.0 million, compared to $2.5 million for the same period of 2014, a result of improved credit quality within the loan portfolio during 2015.  Noninterest income for the six months ended June 30, 2015 and 2014 was $33.3 million and $20.4 million, respectively, an increase of $12.9 million.  This increase was primarily due to the increase in gains on mortgage banking activities and other fee income earned at our mortgage banking subsidiary in addition to the aforementioned litigation settlement of $3.0 million recorded during the second quarter of 2015.  For the six months ended June 30, 2015, noninterest expense decreased to $47.0 million, compared to $50.1 million for the same period of 2014.  The decrease in noninterest expense is primarily attributable to our acquisition of UFBC with merger and acquisition expenses of $5.7 million recorded during 2014 offset by increases in 2015 in salaries and benefits expense of $1.2 million for the variable components of our compensation and an increase in our FDIC insurance assessment of $1.0 million.

For the six months ended June 30, 2015, basic and diluted earnings per common share were $0.83 and $0.82, respectively.  Basic and diluted earnings per common share for the six months ended June 30, 2014 were each $0.39.  Weighted average fully diluted shares outstanding for the six months ended June 30, 2015 and 2014 were 33,132,076 and 32,709,500, respectively.

Return on average assets for the six months ended June 30, 2015 and 2014 was 1.55% and 0.82%, respectively. Return on average equity for the six months ended June 30, 2015 and 2014 was 13.74% and 6.94%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management services.

Net income attributable to the commercial banking segment for the three months ended June 30, 2015 was $9.7 million compared to net income of $7.7 million for the three months ended June 30, 2014.  Net interest income increased

$2.1 million to $28.4 million for the three months ended June 30, 2015, compared to $26.3 million for the same period of 2014.  Provision for loan losses of $1.4 million was recorded for the three months ended June 30, 2015 compared to a provision of $615,000 for the same period of 2014.  Noninterest income increased to $1.3 million for the three months ended June 30, 2015 compared to $936,000 for the three months ended June 30, 2014.  Noninterest expense was $13.7 million for the three months ended June 30, 2015, compared to $15.2 million for the same period of 2014.  The decrease in noninterest expense was primarily attributable to the UFBC acquisition which occurred during 2014.

For the six months ended June 30, 2015, net income attributable to the commercial banking segment was $18.6 million compared to net income of $13.2 million for the six months ended June 30, 2014.  Net interest income increased $4.0 million to $55.5 million for the six months ended June 30, 2015, compared to $51.5 million for the same period of 2014.  Provision for loan losses of $1.5 million was recorded for the six months ended June 30, 2015 compared to a provision of $2.5 million for the same period of 2014.  Noninterest income increased to $2.6 million for the six months ended June 30, 2015 compared to $1.9 million for the six months ended June 30, 2014.  Noninterest expense was $28.9 million for the six months ended June 30, 2015, compared to $31.0 million for the same period of 2014.  The decrease in noninterest expense was primarily attributable to the UFBC acquisition which occurred during 2014.  Offsetting this decrease in expense is an increase in parent company expense allocations of $1.3 million during 2015 as a result of changing our allocation policy at the beginning of the year.

The mortgage banking segment reported net income of $2.4 million for the three months ended June 30, 2015 compared to net income of $2.1 million for the three months ended June 30, 2014.  Realized and unrealized gains associated with the fair value of commitments and loans held for sale increased to $11.1 million for the three months ended June 30, 2015 compared to $10.2 for the same period of 2014, a result of an increase in the volume of loans sold and the margin earned on our loan sales.  Noninterest expense increased $254,000 to $8.0 million for the three months ended June 30, 2015 compared to $7.7 million for the same period of 2014.

For the six months ended June 30, 2015, the mortgage banking segment reported net income of $8.4 million compared to net income of $2.0 million for the same period of 2014.  Realized and unrealized gains associated with the fair value of commitments and loans held for sale increased to $27.3 million for the six months ended June 30, 2015 compared to $17.6 for the same period of 2014, a result of an increase in the volume of loans sold and the margin earned on our loan sales.  Noninterest expense decreased $721,000 to $15.3 million for the six months ended June 30, 2015 compared to $16.0 million for the same period of 2014, a direct result of reductions in staffing levels and the consolidation of certain mortgage offices over the past year.

The wealth management services segment, which includes CWS, recorded net income of $3,000 for the three months ended June 30, 2015, compared to net income of $67,000 for the three months ended June 30, 2014.  For the six months ended June 30, 2015, net income in the wealth management services segment was $4,000 compared to $103,000 for the same month period of 2014.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. For the three months ended June 30, 2015 and 2014, net interest income was $28.9 million and $26.9 million, respectively.  The yields on our loans receivable portfolio decreased 22 basis points for the three months ended June 30, 2015 compared to the same period of 2014 as a result of the low interest rate environment.  The yield on our loans held for sale portfolio decreased 44 basis points, which is again due to the low interest rate environment as long-term rates decreased further in anticipation of an increase by the Federal Reserve in the discount rate during 2015.  The yields of our interest-bearing deposits increased 6 basis points as we have increased rates on certain savings and certificates of deposit products to remain competitive in our market.  However, to offset this slight increase, we have reduced our wholesale funding costs related to other borrowed funds by 5 basis points as we restructured a portion of our fixed rate FHLB advance portfolio during February 2015.  This restructuring will reduce our FHLB advance funding costs from 3.33% to 2.80%.  This restructuring contributed to the decrease in the effective rate of our other borrowed funds during the quarter end June 30, 2015, which decreased 47 basis points compared to the same period of 2014.

Our net interest margin, on a tax-equivalent basis, which is calculated as net interest income divided by average interest earning assets, was 3.40% and 3.63% for the three months ended June 30, 2015 and 2014, respectively.  Our net interest margin decreased as a result of the decrease in yield on our interest-earning assets due to the low interest rate environment.

Interest income on loans receivable increased $2.3 million to $28.0 million for the three months ended June 30, 2015 compared to $25.7 million for the same three month period of 2014.  The increase in interest income on loans receivable is primarily a result of the increase in the volume of the loans receivable portfolio.  Interest income on loans held for sale was $3.9 million for the three months ended June 30, 2015 compared to $3.3 million for the three months ended June 30, 2014, also a result of volume.

Interest income on investment securities decreased $383,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The decrease in interest income in our investment securities portfolio is attributable to the decrease in balances within our portfolio as a result of calls, maturities, principal repayments, and sales that have occurred within the investment securities portfolio during the quarter.

Total interest expense increased $546,000 to $5.8 million for the three months ended June 30, 2015 as compared to $5.2 million for the same period of 2014.  The increase is primarily attributable to the increase in deposits, specifically certificates of deposit including brokered CDs over the past year.  Certificates of deposit increased $180.3 million year over year, as a result of our branch acquisition in late 2014 and organic growth.  Brokered certificates of deposit increased $204.8 million year over year as a result of the increase in loans held for sale as wholesale funding is used to support this segment of our loan portfolio.

Our net interest margin, on a tax-equivalent basis, was 3.42% and 3.62% for the six months ended June 30, 2015 and 2014, respectively.  Our net interest margin decreased as a result of the decrease in yield on our interest-earning assets due to the low interest rate environment.

Interest income on loans receivable increased $4.9 million to $55.5 million for the six months ended June 30, 2015 compared to $50.6 million for the same period of 2014.  The increase in interest income on loans receivable is again primarily a result of the increase in the volume of the loans receivable portfolio.  Interest income on loans held for sale was $6.4 million for the six months ended June 30, 2015 compared to $5.8 million for the six months ended June 30, 2014, also a result of volume.

Interest income on investment securities decreased $771,000 for the quarter ended June 30, 2015 as compared to the same period of 2014. The decrease in interest income in our investment securities portfolio is attributable to the decrease in balances within our portfolio as a result of calls, maturities, principal repayments, and sales that have occurred within the investment securities portfolio over the past year.

Total interest expense increased $1.0 million to $11.2 million for the quarter ended June 30, 2015 as compared to $10.2 million for the same period of 2014.  The increase is again primarily attributable to the increase in deposits, specifically certificates of deposit including brokered CDs over the past year.

The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended June 30, 2015, 2014 and 2013

(In thousands)

	2015			2014			2013
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$353,925	$3,077	3.48%	$294,628	$3,164	4.04%	$209,858	$2,140	4.07%
Real estate - commercial	1,269,520	14,032	4.42%	1,175,020	13,071	4.35%	856,942	10,468	4.85%
Real estate - construction	515,073	6,119	4.75%	416,671	5,319	5.10%	336,877	4,563	5.41%
Real estate - residential	396,447	3,733	3.77%	320,339	3,210	4.00%	226,737	2,510	4.42%
Home equity lines	139,748	1,102	3.16%	115,719	1,094	3.83%	113,951	1,046	3.68%
Consumer	5,128	76	5.94%	4,926	77	6.18%	3,154	45	5.69%
Total loans	2,679,841	28,139	4.20%	2,327,303	25,935	4.42%	1,747,519	20,772	4.75%

Loans held for sale	412,083	3,886	3.77%	313,376	3,296	4.21%	474,549	4,562	3.85%
Investment securities available-for-sale	315,813	2,934	3.72%	329,167	3,277	3.98%	228,883	2,451	4.28%
Investment securities held-to-maturity	3,894	18	1.87%	6,176	36	2.33%	10,685	48	1.82%
Other investments	13,876	139	3.98%	14,176	146	4.07%	13,312	76	2.30%
Federal funds sold	26,305	12	0.19%	17,617	9	0.21%	161,232	103	0.26%
Total interest-earning assets and interest income (2)	3,451,812	35,128	4.07%	3,007,815	32,699	4.32%	2,636,180	28,012	4.25%

Noninterest-earning assets:
Cash and due from banks	21,845			20,768			19,246
Premises and equipment, net	25,013			26,629			19,530
Goodwill and other intangibles, net	37,039			37,318			10,217
Accrued interest and other assets	108,404			95,457			103,104
Allowance for loan losses	(29,432)			(29,446)			(27,428)
Total assets	$3,614,681			$3,158,541			$2,760,849

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	428,937	519	0.49%	433,175	546	0.51%	380,378	597	0.63%
Money markets	378,268	312	0.33%	325,786	255	0.31%	297,597	235	0.31%
Statement savings	272,319	234	0.34%	254,254	176	0.28%	211,553	141	0.27%
Certificates of deposit	1,109,391	2,838	1.03%	829,903	2,029	0.98%	807,912	2,375	1.17%
Total interest - bearing deposits	2,188,915	3,903	0.72%	1,843,118	3,006	0.66%	1,697,440	3,348	0.79%

Other borrowed funds	386,872	1,868	1.94%	373,306	2,219	2.41%	292,051	2,178	2.99%

Total interest-bearing liabilities and interest expense	2,575,787	5,771	0.90%	2,216,424	5,225	0.96%	1,989,491	5,526	1.11%

Noninterest-bearing liabilities:
Demand deposits	596,892			549,605			407,323
Other liabilities	41,572			30,440			40,851
Common shareholders’ equity	400,430			362,072			323,184
Total liabilities and shareholders’ equity	$3,614,681			$3,158,541			$2,760,849

Net interest income and net interest margin (2)		$29,357	3.40%		$27,474	3.63%		$22,486	3.41%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for all periods presented.

Rate and Volume Analysis

Three Months Ended June 30, 2015, 2014 and 2013

(In thousands)

	2015 Compared to 2014			2014 Compared to 2013
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$406	$(493)	$(87)	$1,049	$(25)	$1,024
Real estate - commercial	734	227	961	4,062	(1,459)	2,603
Real estate - construction	1,244	(444)	800	1,081	(325)	756
Real estate - residential	753	(230)	523	1,036	(336)	700
Home equity lines	241	(233)	8	5	43	48
Consumer	2	(3)	(1)	26	6	32
Total loans	3,380	(1,176)	2,204	7,259	(2,096)	5,163

Loans held for sale	1,038	(448)	590	(1,549)	283	(1,266)
Investment securities available-for-sale	(133)	(210)	(343)	1,074	(248)	826
Investment securities held-to-maturity	(13)	(5)	(18)	(20)	8	(12)
Other investments	(4)	(3)	(7)	7	63	70
Federal funds sold	4	(1)	3	(92)	(2)	(94)
Total interest income (2)	4,272	(1,843)	2,429	6,679	(1,992)	4,687

Interest expense:

Interest - bearing deposits:

Interest checking	(6)	(21)	(27)	70	(121)	(51)
Money markets	41	16	57	14	6	20
Statement savings	13	45	58	29	6	35
Certificates of deposit	658	151	809	38	(384)	(346)
Total interest - bearing deposits	706	191	897	151	(493)	(342)

Other borrowed funds	94	(445)	(351)	580	(539)	41
Total interest expense	800	(254)	546	731	(1,032)	(301)

Net interest income (2)	$3,472	$(1,589)	$1,883	$5,948	$(960)	$4,988

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

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Six Months Ended June 30, 2015, 2014 and 2013

(In thousands)

	2015			2014			2013
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$351,944	$6,260	3.56%	$277,236	$6,202	4.32%	$214,197	$4,332	4.04%
Real estate - commercial	1,264,283	28,289	4.48%	1,167,100	25,828	4.33%	841,312	20,680	4.88%
Real estate - construction	480,684	11,365	4.73%	406,989	10,147	4.98%	355,486	9,362	5.26%
Real estate - residential	393,773	7,450	3.78%	312,486	6,355	4.06%	230,715	5,212	4.51%
Home equity lines	136,759	2,195	3.24%	115,222	2,117	3.71%	115,238	2,115	3.70%
Consumer	4,969	142	5.76%	5,691	340	5.70%	3,438	93	5.39%
Total loans	2,632,412	55,701	4.23%	2,284,724	50,989	4.43%	1,760,386	41,794	4.75%

Loans held for sale	336,722	6,370	3.78%	265,998	5,773	4.34%	485,234	9,117	3.76%
Investment securities available-for-sale	315,673	5,993	3.80%	335,611	6,683	3.98%	236,548	5,072	4.29%
Investment securities held-to-maturity	3,957	39	1.98%	7,235	75	2.07%	10,902	104	1.92%
Other investments	13,564	295	4.38%	14,845	284	3.78%	13,425	156	2.34%
Federal funds sold	39,093	40	0.21%	38,338	40	0.21%	173,137	216	0.25%
Total interest-earning assets and interest income (2)	3,341,421	68,438	4.10%	2,946,751	63,844	4.31%	2,679,632	56,459	4.21%

Noninterest-earning assets:
Cash and due from banks	21,043			28,258			16,720
Premises and equipment, net	25,110			25,744			19,478
Goodwill and other intangibles, net	37,136			35,084			10,242
Accrued interest and other assets	103,236			104,746			104,907
Allowance for loan losses	(29,132)			(29,743)			(27,406)
Total assets	$3,498,814			$3,110,840			$2,803,573

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	426,624	1,038	0.49%	426,766	1,080	0.51%	362,830	1,133	0.63%
Money markets	372,906	600	0.32%	319,257	493	0.31%	287,816	446	0.31%
Statement savings	268,152	431	0.32%	250,929	343	0.28%	210,691	280	0.27%
Certificates of deposit	1,042,517	5,320	1.03%	805,876	3,911	0.97%	899,899	4,912	1.10%
Total interest - bearing deposits	2,110,199	7,389	0.71%	1,802,828	5,827	0.65%	1,761,236	6,771	0.78%

Other borrowed funds	368,702	3,843	2.10%	374,534	4,392	2.36%	289,860	4,360	3.03%

Total interest-bearing liabilities and interest expense	2,478,901	11,232	0.91%	2,177,362	10,219	0.95%	2,051,096	11,131	1.09%

Noninterest-bearing liabilities:
Demand deposits	588,025			534,395			392,503
Other liabilities	37,273			32,473			40,888
Common shareholders’ equity	394,615			366,610			319,086
Total liabilities and shareholders’ equity	$3,498,814			$3,110,840			$2,803,573

Net interest income and net interest margin (2)		$57,206	3.42%		$53,625	3.62%		$45,328	3.38%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for all periods presented.

Rate and Volume Analysis

Six Months Ended June 30, 2015, 2014 and 2013

(In thousands)

	2015 Compared to 2014			2014 Compared to 2013
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$1,407	$(1,349)	$58	$1,483	$387	$1,870
Real estate - commercial	1,518	943	2,461	8,358	(3,210)	5,148
Real estate - construction	1,814	(596)	1,218	1,356	(571)	785
Real estate - residential	1,633	(538)	1,095	1,848	(705)	1,143
Home equity lines	403	(325)	78	(6)	8	2
Consumer	(200)	2	(198)	238	9	247
Total loans	6,575	(1,863)	4,712	13,277	(4,082)	9,195

Loans held for sale	1,535	(938)	597	(4,119)	775	(3,344)
Investment securities available-for-sale	(397)	(293)	(690)	2,124	(513)	1,611
Investment securities held-to-maturity	(34)	(2)	(36)	(35)	6	(29)
Other investments	(30)	41	11	22	106	128
Federal funds sold	(1)	1	(0)	(168)	(8)	(176)
Total interest income (2)	7,648	(3,054)	4,594	11,101	(3,716)	7,385

Interest expense:

Interest - bearing deposits:

Interest checking	(1)	(41)	(42)	217	(270)	(53)
Money markets	83	24	107	49	(2)	47
Statement savings	38	50	88	41	22	63
Certificates of deposit	1,101	308	1,409	(480)	(521)	(1,001)
Total interest - bearing deposits	1,221	341	1,562	(173)	(771)	(944)

Other borrowed funds	(93)	(456)	(549)	1,275	(1,243)	32
Total interest expense	1,128	(115)	1,013	1,102	(2,014)	(912)

Net interest income (2)	$6,520	$(2,939)	$3,581	$9,999	$(1,702)	$8,297

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

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2015 and 2014 was $1.4 million and $615,000, respectively.  The increase in our provision expense during 2015 compared to 2014 is primarily a result of the growth we have experienced in our loan portfolio during 2015 as compared to 2014.

During 2015, we recorded charge-offs of $117,000 related to commercial and consumer loans.  Recoveries from previously charged-off loans totaled $554,000 for the six months ended June 30, 2015.  During the first quarter of 2015, we received recoveries on two commercial relationships totaling $485,000.  All other recoveries were primarily related to previously charged off residential real estate loans and home equity loans.  Nonperforming loans at June 30, 2015 and December 31, 2014, were $904,000 and $3.4 million, respectively. The decrease in nonperforming loans is a result of three nonperforming loans paying off in total and selling three nonperforming loan relationships during 2015.

The allowance for loan losses was $30.2 million at June 30, 2015 and $28.3 million at December 31, 2014. Our allowance for loan losses ratio as a percent of total loans was 1.08% at June 30, 2015 and 1.10% at December 31, 2014.

A sluggish job market could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At June 30, 2015, our commercial real estate (including construction lending) portfolio was 67% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three and Six Months Ended June 30, 2015 and 2014

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance, beginning of the period	$28,884	$29,093	$28,275	$27,864

Provision for loan losses	1,356	615	1,486	2,541

Loans charged off:
Commercial and industrial	(50)	(563)	(53)	(1,346)
Residential	—	—	—	—
Consumer	(51)	—	(64)	(2)
Total loans charged off	(101)	(563)	(117)	(1,348)

Recoveries:
Commercial and industrial	51	322	536	329
Residential	8	11	18	92
Consumer	—	88	—	88
Total recoveries	59	421	554	509

Net (charge offs) recoveries	(42)	(142)	437	(839)

Ending balance, June 30,	$30,198	$29,566	$30,198	$29,566

	June 30,	June 30,
	2015	2014
Loans:
Balance at period end	$2,795,764	$2,392,267
Allowance for loan losses to loans receivable net of fees	1.08%	1.24%
Annualized net charge-offs to average loans receivable	-0.03%	0.07%

Allocation of the Allowance for Loan Losses

At June 30, 2015 and December 31, 2014

(In thousands)

	June 30,		December 31,
	2015		2014
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,045	12.19%	$2,061	13.69%
Real estate - commercial	18,216	46.53%	17,820	48.65%
Real estate - construction	7,789	20.53%	6,105	16.82%
Real estate - residential	1,881	15.41%	1,954	15.58%
Home equity lines	236	5.17%	301	5.06%
Consumer	31	0.17%	34	0.20%

Total allowance for loan losses	$30,198	100.00%	$28,275	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At June 30, 2015 and December 31, 2014

(In thousands)

	June 30,	December 31,
	2015	2014
Nonaccruing loans	$904	$3,361

Loans contractually past-due 90 days or more and still accruing	—	—

Total nonperforming loans	$904	$3,361

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results.

Noninterest income for the three months ended June 30, 2015 and 2014 was $15.7 million and $11.7 million, respectively.  During the second quarter of 2015, we recorded a litigation settlement of $3.0 million which contributed to the increase in noninterest income for 2015.  Realized and unrealized gains on mortgage banking activities, which are reported net of commission & incentive expense, totaled $11.1 million for the three months ended June 30, 2015 compared to $10.2 million for the same period of 2014.  For the six months ended June 30, 2015, noninterest income was $33.3 million compared to $20.4 million for the same period of 2014.  Realized and unrealized gains on mortgage banking activities was $27.3 million for the six months ended June 30, 2015 compared to $17.6 million for the same period of 2014.

The change in net gains from mortgage banking activities is mainly due to changes in the unrealized gains associated with the fair market value of our locked commitments and closed loans held for sale.  For the three and six months ended June 30, 2015, the unrealized gains increased $975,000 and $7.7 million, respectively, compared to the same 2014 periods.  In accordance with GAAP, if a lender enters into a mortgage loan commitment with a customer and intends to sell the mortgage loan after it is funded, the written loan commitment is to be accounted for as a derivative instrument and is to be recorded at fair value through earnings.  George Mason enters into commitments where individual loans are “locked in” at a specified interest rate for a fixed period.  At the time of commitment, George Mason also enters into a forward contract with an investor to sell the loan at an agreed upon price if, and after, the loan is closed. This price represents the fair value of the “interest rate lock commitment” (“IRLC”) and is an unrealized gain that is included in earnings during the period of the IRLC.  This gain is also recognized earlier in earnings than the expenses associated with originating, underwriting and closing the loan and becomes designated as a hedge, which, under GAAP, are recognized by us at the time of loan sale to the investor.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing LHFS.  At any point in time (e.g. quarter end) the fair value of the existing IRLCs (not yet closed) and the premium to the basis of existing LHFS (loans closed but not yet purchased by investors) represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  This accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.

As mentioned, direct costs associated with loan origination, such as commission and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities.

For the three months ended June 30, 2015 and 2014, we closed $1.09 billion and $842.1 million in mortgage originations, respectively.  For the six months ended June 30, 2015 and 2014, we closed $1.93 billion and $1.41 billion, respectively.  The increase in mortgage originations is a result of the decreased interest rate environment which has increased existing home borrowers’ interest in refinancing their current mortgage.  As a result, refinance activity has increased to 34% of our total loan origination volume for the 2015 compared to 18% for the same period of 2014.

Investment fee income increased $39,000 to $143,000 for the three months ended June 30, 2015 compared to $104,000 for the same period of 2014.  For the six months ended June 30, 2015, investment fee income was $258,000 compared to $326,000.

The increase in the cash surrender value of our bank-owned life insurance for the three months ended June 30, 2015 and 2014 was $95,000 and $126,000, respectively.  For the year-to-date periods of 2015 and 2014, the increase in the cash surrender value of our bank-owned life insurance was $213,000 and $244,000, respectively.

Noninterest income represented 35% and 30% of our total revenues for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, noninterest income represented 37% and 28%, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended June 30, 2015 was $22.9 million, compared to $25.2 million for the same period of 2014, a decrease of $2.3 million, or 9%.  For the six months ended June 30, 2015, noninterest expense was $47.0 million compared to $51.0 million for the same period of 2014, a decrease of $4.0 million, or 8%.  The decrease is primarily attributable to our recording merger and acquisition expenses during 2014 as a result of our acquisition of UFBC.

For the quarter ended June 30, 2015, salaries and benefits expense increased to $12.0 million from $11.5 million for the quarter ended June 30, 2014.  For the six months ended June 30, 2015 and 2014, salaries and benefits expense was $24.0 million and $22.9 million, respectively.  The increase in salaries and benefits expense during 2015 compared to 2014 is primarily a result of the increase in the variable component of compensation due to better than anticipated results for 2015 compared to the same period of 2014.

Occupancy expense was $2.3 million for the three months ended June 30, 2015 compared to $2.5 million for the same period of 2014.  For the six months ended June 30, 2015 and 2014, occupancy expense was $4.8 million and $5.2 million, respectively.  The decrease in occupancy expense during 2015 as compared to 2014 is primarily attributable to the closing of several branch office locations during 2014.  As a result of our UFBC acquisition, we had five branch offices that overlapped existing markets. The decreases in depreciation expense and data processing & communications for 2015 compared to 2014 can be attributed to the cost savings we received post UFBC acquisition.

Professional fees were $1.1 million and $876,000 for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, professional fees were $2.7 million and $1.7 million, respectively.  The increase in professional fees for 2015 was a result of increased legal fees as a result of litigation which was settled during the second quarter of 2015.

Income Taxes

For the three months ended June 30, 2015, we recorded a provision for income taxes of $7.0 million, compared to $4.4 million for the same period of 2014.  Our effective tax rate for the three months ended June 30, 2015 and 2014 was 34.2% and 34.0%, respectively.  For the six months ended June 30, 2015 and 2014, provision for income taxes was $14.0 million and $6.7 million, respectively.  Our effective tax rate for the six months ended June 30, 2015 and 2014 was 34.1% and 34.4%, respectively.  Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $3.77 billion and $3.40 billion at June 30, 2015 and December 31, 2014, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $341.7 million at June 30, 2015, compared to $348.2 million at December 31, 2014, a decrease of $6.5 million.  The decrease in investment securities was a result of maturities, calls, and scheduled principal payments that occurred during 2015.  The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our investment securities portfolio.

Investment Securities

At June 30, 2015 and December 31, 2014

(In thousands)

	Amortized	Fair	Average
Available-for-sale at June 30, 2015	Cost	Value	Yield
U.S. government-sponsored agencies
Within one year	$999	$1,001	0.48%
One to five years	35,497	37,361	3.28%
Five to ten years	9,833	10,842	3.84%
After ten years	24,847	24,588	2.71%
Total U.S. government-sponsored agencies	71,176	73,792	3.12%

Mortgage-backed securities (1)
One to five years	1,633	1,706	4.23%
Five to ten years	42,249	44,252	3.45%
After ten years	64,748	67,707	3.52%
Total mortgage-backed securities	108,630	113,665	3.51%

Tax exempt municipal securities (2)
Within one year	3,885	3,931	4.45%
One to five years	14,552	15,322	3.17%
Five to ten years	29,392	30,812	3.56%
After ten years	72,243	74,352	3.35%
Taxable municipal securities
One to five years	1,360	1,486	4.83%
Five to ten years	2,891	3,179	5.07%
After ten years	15,600	15,509	3.04%
Total municipal securities	139,923	144,591	3.42%

Corporate securities
Within one year	503	503	0.37%
Total corporate securities	503	503	0.37%
Total investment securities available-for-sale	$320,232	$332,551	3.38%

	Amortized	Fair	Average
Held-to-maturity at June 30, 2015	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$11	$11	8.12%
Total mortgage-backed securities	11	11	8.12%

Pooled trust preferred securities
After ten years	3,868	3,277	1.12%
Total pooled trust preferred securities	3,868	3,277	1.12%
Total investment securities held-to-maturity	3,879	3,288	1.15%

Total investment securities	$324,111	$335,839	3.35%

	Amortized	Fair	Average
Available-for-sale at December 31, 2014	Cost	Value	Yield
U.S. government-sponsored agencies
Within one year	$499	$500	0.42%
One to five years	25,922	26,954	3.02%
Five to ten years	19,996	21,905	3.82%
After ten years	24,618	24,794	3.21%
Total U.S. government-sponsored agencies	71,035	74,153	3.29%

Mortgage-backed securities (1)
One to five years	4,761	4,857	2.79%
Five to ten years	32,846	34,595	3.39%
After ten years	81,201	86,029	3.59%
Total mortgage-backed securities	118,808	125,481	3.50%

Tax exempt municipal securities (2)
Within one year	4,178	4,270	4.19%
One to five years	9,123	9,601	3.15%
Five to ten years	32,080	33,834	3.57%
After ten years	79,770	83,639	3.38%
Taxable municipal securities
Five to ten years	4,258	4,712	4.99%
After ten years	996	1,066	5.33%
Total municipal securities	130,405	137,122	3.50%

Pooled trust preferred & corporate securities
Within one year	502	502	0.35%
After ten years	1,821	1,873	1.48%
Total pooled trust preferred & corporate securities	2,323	2,375	1.24%
Total investment securities available-for-sale	$322,571	$339,131	3.44%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2014	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$19	$19	8.10%
Total mortgage-backed securities	19	19	8.10%

Pooled trust preferred securities
After ten years	4,005	3,315	1.09%
Total pooled trust preferred securities	4,005	3,315	1.09%
Total investment securities held-to-maturity	4,024	3,334	1.13%

Total investment securities	$326,595	$342,465	3.41%

We complete reviews for other-than-temporary impairment at least quarterly.  As of June 30, 2015, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At June 30, 2015, 99% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $1.4 million in non-government non-agency mortgage-related securities.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At June 30, 2015, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

At June 30, 2015, we own two pooled trust preferred securities which are classified as held-to-maturity within the investment securities portfolio.  We previously owned two additional pooled trust preferred securities in our available-for-sale portfolio as they did not qualify for exempt treatment as a covered fund under the Volcker Rule.  We would have been required to sell these bonds prior to July 2017, however, both securities paid off in full, the last of which was during June 2015.  As a result, during the second quarter of 2015, we recovered $180,000 of an other-than-temporary impairment charge which was recorded in December 2013.   No further impairment has been recorded for the remaining pooled trust preferred securities in our portfolio.

The par value of the two pooled trust preferred securities still classified as held-to-maturity totaled $3.9 million at June 30, 2015.  The collateral underlying these structured securities are instruments issued by financial institutions.  We own the A-3 tranches in each issuance.  Each of the bonds are rated by more than one rating agency.  One security has a composite rating of A+, one security has a composite rating of BBB+.  Observable trading activity remains limited for these types of securities.  We have estimated the fair value of these securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below our A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired.  We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches.  We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

In one of the pooled trust preferred securities issues, 71% of the principal balance is subordinate to our class of ownership.  In the other pooled trust preferred security, 63% of the principal balance is subordinate to our class of ownership.  Significant judgment is involved in the evaluation of other-than-temporary impairment.  We do not intend to sell nor do we believe it is probable we will be required to sell these pooled trust preferred securities prior to the recovery of our investment.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio as of June 30, 2015.

We hold $12.8 million in FHLB stock at June 30, 2015, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $2.80 billion at March 31, 2015 and $2.58 billion at December 31, 2014.  See the following table for details on the loans receivable portfolio.

Loans held for sale at June 30, 2015 were $455.6 million compared to $315.3 million at December 31, 2014.  Loans closed at our mortgage subsidiary totaled $1.93 billion for the six months ended June 30, 2015 compared to $1.39 billion for the six months ended June 30, 2014.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At June 30, 2015 and December 31, 2014

(In thousands)

	June 30, 2015		December 31, 2014

Commercial and industrial	$341,249	12.19%	$353,921	13.69%
Real estate - commercial	1,303,026	46.53%	1,257,854	48.65%
Real estate - construction	574,932	20.53%	434,908	16.82%
Real estate - residential	431,589	15.41%	402,678	15.58%
Home equity lines	144,655	5.17%	130,885	5.06%
Consumer	4,825	0.17%	5,083	0.20%

Gross loans	$2,800,276	100.00%	2,585,329	100.00%

Net deferred (fees) costs	(4,512)		(4,215)
Less: allowance for loan losses	(30,198)		(28,275)

Loans receivable, net	$2,765,566		$2,552,839

Deposits

Total deposits were $2.94 billion at June 30, 2015 compared to $2.54 billion at December 31, 2014.  See the following table for details on certificates of deposit with balances of $250,000 or more.

Certificates of Deposit that Meet or Exceed FDIC Insurance Limit

At June 30, 2015

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$16,784	$8,425	$25,209
Over three months through six months	28,983	57,781	86,764
Over six months through twelve months	55,454	11,715	67,169
Over twelve months	53,253	8,278	61,531
	$154,474	$86,199	$240,673

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At June 30, 2015 and December 31, 2014, we had $116.5 million and $32.3 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $388.6 million and $278.1 million at June 30, 2015 and December 31, 2014, respectively. We use this type of funding to lock in low cost term funding to support mortgage loans we originate and intend to sell.

Borrowings

Other borrowed funds were $378.8 million at June 30, 2015 compared to $438.0 million at December 31, 2014.  FHLB advances at June 30, 2015 and December 31, 2014 were $230.0 million and $240.0 million, respectively.  Customer repurchase agreements decreased $4.3 million to $99.4 million at June 30, 2015 compared to $103.7 million at December 31, 2014.  We had federal funds purchased of $25.0 million outstanding at June 30, 2015 compared to $70.0 million at December 31, 2014.  Fed funds purchased decreased during 2015 as we replaced this type of funding with brokered CDs.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At June 30, 2015

(In thousands)

		Amount
	Interest Rate	Outstanding
Other short-term borrowed funds:
Customer repurchase agreements	0.10%	$99,395
Federal Funds Purchased	0.36%	25,000
Total other short-term borrowed funds and weighted average rate	0.15%	$124,395

Other borrowed funds:
Trust preferred	2.97%	$24,361
FHLB advances - long term	2.81%	230,000
Other borrowed funds and weighted average rate	2.83%	$254,361

Total other borrowed funds and weighted average rate	1.95%	$378,756

Shareholders’ Equity

Shareholders’ equity at June 30, 2015 was $396.8 million compared to $377.3 million at December 31, 2014, an increase of $19.5 million, or 5%. The increase in shareholders’ equity at June 30, 2015 compared to December 31, 2014 is primarily attributable to net income of $27.1 million recorded for the six months ended June 30, 2015 less dividends of $7.1 million that were declared during 2015.  In addition, accumulated other comprehensive income decreased $2.7 million for the six months ended June 30, 2015.

Book value per share at June 30, 2015 was $12.32 compared to $11.76 at December 31, 2014. Tangible book value per share (which is book value per share less goodwill and other intangible assets) at June 30, 2015 was $11.17 compared to $10.60 at December 31, 2014.

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

For the three months ended June 30, 2015, the commercial banking segment recorded net income of $9.7 million compared to $7.7 million for the same period of 2014.  For the six months ended June 30, 2015 and 2014, this segment recorded net income of $18.6 million and $13.2 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At June 30, 2015, total assets for this segment were $3.69 billion, loans receivable, net of deferred fees and costs, were $2.80 billion and total deposits were $2.94 billion. At June 30, 2014, total assets for this segment were $3.22 billion, loans receivable, net of deferred fees and costs, were $2.39 billion and total deposits were $2.44 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market.

For the three months ended June 30, 2015 and 2014, the mortgage banking segment recorded net income of $2.4 million and $2.1 million, respectively.  For the six months ended June 30, 2015 and 2014, net income recorded in this segment was $8.4 million and $2.0 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At June 30, 2015, total assets for this segment were $526.1 million; loans held for sale were $455.6 million and mortgage funding checks were $17.2 million. At June 30, 2014, total assets for this segment were $423.9 million; loans held for sale were $360.1 million and mortgage funding checks were $16.7 million.

Wealth Management Services

The wealth management services segment provides investment and financial services to businesses and individuals, including financial planning, retirement/estate planning, and investment management.

For the three months ended June 30, 2015 and 2014, the wealth management services segment recorded net income of $3,000 and $67,000, respectively.  For the six months ended June 30, 2015 and 2014, net income recorded in this segment was $4,000 and $103,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At June 30, 2015, total assets were $2.4 million and managed and custodial assets were $280 million. At June 30, 2014, total assets were $2.4 million and managed and custodial assets were $183 million.

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

Total risk-based capital to risk-weighted assets under the new regulatory standard was 11.30% at June 30, 2015 compared to 11.78% at December 31, 2014 (which was calculated under the previous regulatory capital rules).  Our Tier 1 risk-based capital ratios under the new regulatory standard was 10.45% at June 30, 2015 compared to 10.89% at December 31, 2014 (which was calculated under the previous regulatory capital rules).  Common equity Tier 1 capital was 9.76% at June 30, 2015, the second reporting period this capital ratio was required to be calculated.

Accordingly, our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions at both June 30, 2015 and December 31, 2014.

The following table shows the minimum capital requirements and our capital position at June 30, 2015 and December 31, 2014 for the Company and for the Bank.

Capital Components

At June 30, 2015 and December 31, 2014

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Financial Corporation (Consolidated):	Amount	Ratio	Amount		Ratio	Amount		Ratio

At June 30, 2015
Total risk-based capital	$410,019	11.30%	$290,406	>	8.00%	$363,008	>	10.00%
Tier I risk-based capital	379,235	10.45%	217,805	>	6.00%	290,406	>	8.00%
Common Equity Tier 1 risk-based capital	354,235	9.76%	163,353	>	4.50%	235,955	>	6.50%
Leverage capital ratio	379,235	10.60%	143,110	>	4.00%	178,888	>	5.00%

At December 31, 2014
Total risk-based capital	$383,704	11.78%	$260,653	>	8.00%	$325,816	>	10.00%
Tier I risk-based capital	354,843	10.89%	130,326	>	4.00%	195,490	>	6.00%
Leverage capital ratio	354,843	10.81%	131,273	>	4.00%	164,091	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio

At June 30, 2015
Total risk-based capital	$403,175	11.17%	$288,668	>	8.00%	$360,835	>	10.00%
Tier I risk-based capital	372,391	10.32%	216,501	>	6.00%	288,668	>	8.00%
Common Equity Tier 1 risk-based capital	372,391	10.32%	162,376	>	4.50%	234,543	>	6.50%
Leverage capital ratio	372,391	10.46%	142,365	>	4.00%	177,956	>	5.00%

At December 31, 2014
Total risk-based capital	$379,979	11.73%	$259,221	>	8.00%	$324,026	>	10.00%
Tier I risk-based capital	351,118	10.84%	129,610	>	4.00%	194,416	>	6.00%
Leverage capital ratio	351,118	10.75%	130,613	>	4.00%	163,266	>	5.00%

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At June 30, 2015 and December 31, 2014, we had $116.5 million and $32.3 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $388.6 million and $278.1 million at June 30, 2015 and December 31, 2014, respectively.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $371.3 million at June 30, 2015 or 9.9% of total assets. We held investments that are classified as held-to-maturity in the amount of $3.9 million at June 30, 2015. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta (“FHLB”) with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at June 30, 2015 was $800.5 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $188.1 million at June 30, 2015. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

Contractual Obligations

At June 30, 2015

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$711,226	$421,815	$221,288	$48,041	$20,082

Brokered certificates of deposit	505,133	292,616	207,234	5,283	—

Advances from the Federal Home Loan Bank of Atlanta	230,000	35,000	115,000	15,000	65,000

Trust preferred securities	24,361	—	—	—	24,361

Operating lease obligations	35,810	8,290	13,396	8,148	5,976

Total	$1,506,530	$757,721	$556,918	$76,472	$115,419

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

At June 30, 2015 and December 31, 2014, commitments to extend credit were $1.20 billion and $1.52 billion, respectively.  Standby letters of credit were $36.8 million and $33.9 million at June 30, 2015 and December 31, 2014, respectively. Commitments to extend credit of $363.6 million at June 30, 2015 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $194.9 million as of December 31, 2014.  The increase in mortgage loan funding commitments is related to the increased origination production at George Mason during the second quarter of 2015 as compared to the fourth quarter of 2014.

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

We have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors.  As a result, we receive a limited number of additional claims.  As of June 30, 2015, the reserve for loan repurchases had a balance of $150,000.

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

At June 30, 2015, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.8% in a down 100 basis point scenario and would increase by less than 1.0% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.8% in a down 100 basis point scenario and would increase less than 2.4% in an up 200 basis point scenario.

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

At June 30, 2015, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.8% in a down 100 basis point scenario and would increase by less than 1.0% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.8% in a down 100 basis point scenario and would increase less than 2.4% in an up 200 basis point scenario.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended June 30, 2015, we did not purchase shares of our common stock.

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

31.1        Rule 13a-14(a) Certification of Chief Executive Officer

31.2        Rule 13a-14(a) Certification of Chief Financial Officer

32.1        Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2        Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101         The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: August 7, 2015	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2015	/s/ Jennifer L. Deacon
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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes.