Form 10-Q
period 2015-09-30
CARDINAL FINANCIAL CORP
filed 2015-11-06
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

32,210,264 shares of common stock, par value $1.00 per share, outstanding as of November 2, 2015

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2015 and December 31, 2014

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$18,744	$20,298
Federal funds sold	13,692	17,891

Total cash and cash equivalents	32,436	38,189

Investment securities available-for-sale	421,214	339,131
Investment securities held-to-maturity (market value of $3,441 and $3,334 at September 30, 2015 and December 31, 2014, respectively)	3,857	4,024
Investment securities - trading	5,274	5,067

Total investment securities	430,345	348,222

Other investments	16,111	15,941
Loans held for sale	377,878	315,323

Loans receivable, net of deferred fees and costs	2,918,057	2,581,114
Allowance for loan losses	(31,572)	(28,275)

Loans receivable, net	2,886,485	2,552,839

Premises and equipment, net	25,398	25,253
Deferred tax asset, net	5,759	4,831
Goodwill and intangibles, net	36,747	37,312
Bank-owned life insurance	32,876	32,546

Accrued interest receivable and other assets	37,701	28,678

Total assets	$3,881,736	$3,399,134

Liabilities and Shareholders’ Equity
Non-interest bearing deposits	$620,630	$572,071

Interest bearing deposits	2,318,118	1,963,259

Total deposits	2,938,748	2,535,330
Other borrowed funds	469,019	437,995
Mortgage funding checks	20,418	19,469
Escrow liabilities	2,861	2,035

Accrued interest payable and other liabilities	45,467	26,984

Total liabilities	3,476,513	3,021,813

	2015	2014
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	32,209,414	32,078,227	32,209	32,078
Additional paid-in capital			204,282	201,948
Retained earnings			160,832	133,129
Accumulated other comprehensive income, net			7,900	10,166

Total shareholders’ equity			405,223	377,321

Total liabilities and shareholders’ equity			$3,881,736	$3,399,134

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and nine months ended September 30, 2015 and 2014

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans receivable	$29,034	$26,684	84,497	$77,261
Loans held for sale	3,618	3,553	9,988	9,326
Federal funds sold	23	9	63	50
Investment securities available-for-sale	3,013	2,824	8,327	8,873
Investment securities held-to-maturity	13	37	52	112
Other investments	156	132	452	416
Total interest income	35,857	33,239	103,379	96,038
Interest expense:
Deposits	4,342	3,054	11,731	8,881
Other borrowed funds	1,881	2,269	5,725	6,661
Total interest expense	6,223	5,323	17,456	15,542
Net interest income	29,634	27,916	85,923	80,496
Provision for loan losses	(547)	—	939	2,541
Net interest income after provision for loan losses	30,181	27,916	84,984	77,955
Non-interest income:
Service charges on deposit accounts	584	571	1,705	1,641
Loan fees	344	340	1,289	951
Investment fee income	142	128	400	554
Realized and unrealized gains on mortgage banking activities	8,113	6,567	35,391	24,188
Net realized gain on investment securities-trading	191	39	367	381
Net realized gain (loss) on investment securities-available for sale	769	682	1,151	665
Management fee income	—	—	—	21
Litigation settlement	—	—	2,950	—
Increase in cash surrender value of bank-owned life insurance	118	111	330	356
Other income	6	13	17	44
Total non-interest income	10,267	8,451	43,600	28,801
Non-interest expense:
Salary and benefits	13,409	10,726	37,453	33,586
Occupancy	2,492	2,601	7,323	7,776
Professional fees	852	783	3,577	2,476
Depreciation	828	972	2,550	2,789
Data processing & communications	1,373	1,603	4,336	4,905
FDIC insurance premiums	516	391	1,548	1,119
Mortgage loan repurchases and settlements	47	—	47	83
Merger and acquisition expenses	—	64	472	5,733
Amortization of intangibles	180	185	565	578
Other operating expenses	4,298	4,890	13,145	14,155
Total non-interest expense	23,995	22,215	71,016	73,200
Income before income taxes	16,453	14,152	57,568	33,556
Provision for income taxes	5,244	4,710	19,249	11,391
Net income	$11,209	$9,442	38,319	$22,165
Earnings per common share - basic	$0.34	$0.29	1.17	$0.69
Earnings per common share - diluted	$0.34	$0.29	1.15	$0.68
Weighted-average common shares outstanding - basic	32,767	32,482	32,710	32,345
Weighted-average common shares outstanding - diluted	33,311	32,934	33,192	32,772

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and nine months ended September 30, 2015 and 2014

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$11,209	$9,442	$38,319	$22,165
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax expense of $896 thousand and net of tax benefit $615 thousand for the three and nine months ended September 30, 2015, respectively, net of tax benefit of $345 thousand and net of tax expense of $2.8 million for the three and nine months ended September 30, 2014, respectively.	2,190	(576)	(289)	5,166

Less: reclassification adjustment for net gains included in net income net of tax expense of $255 thousand and $382 thousand for the three and nine months ended September 30, 2015, respectively, and net of tax expense $226 and $220 thousand for the three and nine months ended September 30, 2014, respectively.	(514)	(456)	(769)	(445)

	1,676	(1,032)	(1,058)	4,721

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $112 thousand and $82 thousand for the three and nine months ended September 30, 2015, respectively, net of tax expense of $141 thousand and net of tax benefit of $241 thousand for the three and nine months ended September 30, 2014, respectively.	(1,264)	254	(1,208)	(438)

Other comprehensive income	412	(778)	(2,266)	4,283

Comprehensive income	$11,621	$8,664	$36,053	$26,448

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2015 and 2014

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2013	30,333	$30,333	$174,001	$111,323	$4,875	$320,532

Stock options exercised	79	79	696	—	—	775

Stock compensation expense, net of tax benefit	—	—	1,178	—	—	1,178

Shares issued from acquisition of United Financial Banking Companies, Inc.	1,617	1,617	25,191	—	—	26,808

Dividends on common stock of $0.24 per share	—	—	—	(7,674)	—	(7,674)

Change in accumulated other comprehensive income	—	—	—	—	4,283	4,283

Net income	—	—	—	22,165	—	22,165

Balance, September 30, 2014	32,029	$32,029	$201,066	$125,814	$9,158	$368,067

Balance, December 31, 2014	32,078	$32,078	$201,948	$133,129	$10,166	$377,321

Stock options exercised	124	124	1,131	—	—	1,255

Vesting of restricted stock grants	7	7	—	—	—	7

Stock compensation expense, net of tax benefit	—	—	1,203	—	—	1,203

Dividends on common stock of $0.33 per share	—	—	—	(10,616)	—	(10,616)

Change in accumulated other comprehensive income	—	—	—	—	(2,266)	(2,266)

Net income	—	—	—	38,319	—	38,319

Balance, September 30, 2015	32,209	$32,209	$204,282	$160,832	$7,900	$405,223

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2015 and 2014

(In thousands)

(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$38,319	$22,165
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,550	2,789
Amortization of premiums, discounts and intangibles	1,245	831
Provision for loan losses	939	2,541
Loans held for sale originated	(2,815,713)	(2,231,469)
Proceeds from the sale of loans held for sale	2,788,549	2,316,125
Realized and unrealized gains on mortgage banking activities	(35,391)	(24,188)
Purchase of investment securities-trading	(1,165)	(1,496)
Unrealized gain on investment securities-trading	(367)	(381)
Realized gain on investment securities-available for sale	(942)	(665)
Gain on call of investment securities available-for-sale	(209)	—
Stock compensation expense, net of tax benefits	1,203	1,178
Increase in cash surrender value of bank-owned life insurance	(330)	(356)
(Increase) decrease in accrued interest receivable and other assets	(25,089)	2,968
Increase (decrease) in accrued interest payable, escrow liabilities and other liabilities	21,328	(5,595)

Net cash (used in) provided by operating activities	(25,073)	84,447

Cash flows from investing activities:
Net purchases of premises and equipment	(2,695)	(133)
Proceeds from the sale of investment securities available-for-sale	—	10,617
Proceeds from the sale of mortgage-backed securities available-for-sale	14,956	11,285
Proceeds from maturity and call of investment securities available-for-sale	31,013	32,119
Purchase of mortgage-backed securities available for sale	(56,926)	(6,208)
Purchase of investment securities available for sale	(72,064)	(24,483)
Purchase of other investments	(4,382)	(6,189)
Proceeds from the sale of other investments	4,212	6,762
Redemptions of investment securities available-for-sale	13,587	14,237
Redemptions of investment securities held-to-maturity	167	404
Acquisitions, net of cash and cash equivalents	—	36,472
Net increase in loans receivable, net of deferred fees and costs	(334,585)	(211,721)

Net cash used in investing activities	(406,717)	(136,838)

Cash flows from financing activities:
Net increase in deposits	403,418	70,742
Net increase (decrease) in other borrowed funds - short term	16,024	22,917
Net increase (decrease) in mortgage funding checks	949	8,982
Proceeds from FHLB advances	100,000	275,000
Repayment of FHLB advances	(85,000)	(300,000)
Stock options exercised	1,255	775
Stock issuance	7	—
Dividends on common stock	(10,616)	(7,674)

Net cash provided by financing activities	426,037	70,742

Net (decrease) increase in cash and cash equivalents	(5,753)	18,351

Cash and cash equivalents at beginning of the year	38,189	29,209

Cash and cash equivalents at end of the period	$32,436	$47,560

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,767	$16,141
Income taxes	19,136	9,235
Acquisition of noncash assets and liabilities:
Assets acquired	—	265,364
Liabilities assumed	—	301,836
Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of mortgage-backed securities available for sale	$13,847	$—
Unsettled sales of investment securities available for sale	—	(2,815)

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Merger and acquisition expense was $0.1 million and $5.7 million for the three and nine months ended September 30, 2014, which are primarily related to legal and accounting costs, contract termination expenses, system conversion and integration expenses, employee retention and severance payments.

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

Note 3

Stock-Based Compensation

At September 30, 2015, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan was amended in 2011 to increase the number of shares available under the plan and extend the term to 2021.  The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  There were 211,023 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of September 30, 2015.

Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Director stock options have ten year terms and vest and become fully exercisable at the grant date. Most employee stock options have ten year terms and vest and become fully exercisable in 20% increments beginning after their first year of service. Certain stock options granted to executive officers of the Company have ten year terms and vest in increments of 25% with immediate vesting of the first 25% on the date of grant and vesting of the remaining three increments on the anniversary date of the grant.  Stock options granted to executive officers during 2014 and the first quarter of 2015 have ten year terms with one-third of the options vested on the grant date and the remaining unvested options vesting over the next two years. Restricted stock awards are granted at the fair market value of the Company’s common stock on the grant date.  Most employee restricted stock grants vest in one-third increments on the anniversary date of the grant.  Certain restricted stock awards granted to executive officers vest one-third immediately on the grant date with the remaining unvested options vesting over the next two years.

The Company has only made awards of stock options and restricted stock under the Option Plan and the Equity Plan.

Total expense related to the Company’s share-based compensation plans for the three months ended September 30, 2015 and 2014 was $344,000 and $206,000, respectively.  Total stock compensation expense for the nine months ended September 30, 2015 and 2014 was $1.2 million and $919,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $115,000 and $68,000 for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, total income tax benefit recognized in the income statements for share-based compensation arrangements was $405,000 and $304,000, respectively.

Options granted for the three and nine months ended September 30, 2015 were 750 and 119,000, respectively.  Options granted for the three and nine months ended September 30, 2014 were 19,250 and 312,500, respectively.  The weighted average per share fair value of stock option grants for the three and nine months ended September 30, 2015 was $6.98 and $5.95, respectively.  The weighted average per share fair value of stock option grants for the three and nine months ended September 30, 2014 was $6.06 and $5.64, respectively.  The fair values of the options granted during all periods ended September 30, 2015 and 2014 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Estimated option life	6.5 Years	6.5 Years	6.5 Years	6.5 Years

Risk free interest rate	2.07%	2.06 – 2.29%	1.66 - 2.07%	2.06 - 2.34%
Expected volatility	36.90%	37.40%	36.90%	37.40%
Expected dividend yield	2.46%	1.80%	2.46%	1.80%

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

Stock option activity during the nine months ended September 30, 2015 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2014	1,189,193	$13.53
Granted	119,000	20.10
Exercised	(124,524)	10.08
Forfeited	(8,600)	14.10
Outstanding at September 30, 2015	1,175,069	$14.56	6.27	$9,928,324
Options exercisable at September 30, 2015	861,194	$13.63	5.55	$8,081,363

The intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $3,000 and $1.2 million, respectively. For options exercised during the three and nine months ended September 30, 2014, the intrinsic value of options was $402,000 and $624,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the nine months ended September 30, 2015 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2014	378,550	$5.56
Granted	119,000	5.95
Vested	(176,775)	5.70
Forfeited	(6,900)	5.50
Balance at September 30, 2015	313,875	$5.63

A summary of the Company’s restricted stock grant activity during the nine months ended September 30, 2015 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2014	—	$—
Granted	72,595	21.60
Vested	(6,663)	20.05
Forfeited	—	—
Balance at September 30, 2015	65,932	$21.76

At September 30, 2015, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares from stock options that vested during the three months ended September 30, 2015 and 2014 was $44,000 and $23,000, respectively. For the nine months ended September 30, 2015 and 2014, the total fair value of shares that vested was $1.0 million and $1.1 million, respectively. The total fair value of restricted stock grants that vested during the three and nine months ended September 30, 2015 were $0 and $134,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2015 and 2014 is as follows:

At and for the Three Months Ended September 30, 2015 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$29,137	$682	$—	$(185)	$—	$29,634
Provision for loan losses	(547)	—	—	—	—	(547)
Non-interest income	1,723	8,217	131	196	—	10,267
Non-interest expense	15,339	7,905	112	639	—	23,995
Provision for income taxes	5,089	363	7	(215)	—	5,244
Net income (loss)	$10,979	$631	$12	$(413)	$—	$11,209

Total Assets	$3,808,263	$421,132	$2,428	$407,566	$(757,653)	$3,881,736
Average Assets	3,674,500	380,504	2,430	409,191	(725,236)	3,741,389

At and for the Three Months Ended September 30, 2014 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$27,302	$794	$—	$(180)	$—	$27,916
Provision for loan losses	—	—	—	—	—	—
Non-interest income	1,609	6,685	113	44	—	8,451
Non-interest expense	13,375	7,514	108	1,218	—	22,215
Provision for income taxes	5,176	41	2	(509)	—	4,710
Net income (loss)	$10,360	$(76)	$3	$(845)	$—	$9,442

Total Assets	$3,256,306	$352,598	$2,405	$386,639	$(683,023)	$3,314,925
Average Assets	3,188,855	352,621	2,418	388,497	(689,673)	3,242,718

At and for the Nine Months Ended September 30, 2015 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$84,632	$1,834	$—	$(543)	$—	$85,923
Provision for loan losses	939	—	—	—	—	939
Non-interest income	4,329	35,583	356	3,332	—	43,600
Non-interest expense	44,223	23,213	330	3,250	—	71,016
Provision for income taxes	14,209	5,187	9	(156)	—	19,249
Net income (loss)	$29,590	$9,017	$17	$(305)	$—	$38,319

Total Assets	$3,808,263	$421,132	$2,428	$407,566	$(757,653)	$3,881,736
Average Assets	3,516,829	359,173	2,418	413,978	(711,837)	3,580,561

At and for the Nine Months Ended September 30, 2014 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$78,842	$2,177	$—	$(523)	$—	$80,496
Provision for loan losses	2,541	—	—	—	—	2,541
Non-interest income	3,475	24,443	484	399	—	28,801
Non-interest expense	44,363	23,544	321	4,972	—	73,200
Provision for income taxes	11,874	1,180	57	(1,720)	—	11,391
Net income (loss)	$23,539	$1,896	$106	$(3,376)	$—	$22,165

Total Assets	$3,256,306	$352,598	$2,405	$386,639	$(683,023)	$3,314,925
Average Assets	3,054,416	302,635	2,346	385,890	(590,005)	3,155,282

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

Note 5

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014.  There were no antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the three and nine months ended September 30, 2015 and 2014, respectively.  There were 6 and 363 antidilutive outstanding restricted stock shares excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the three and nine months ended September 30, 2015.

	Three Months Ended		Nine Months Ended
(In thousands,	September 30,		September 30,
except per share data)	2015	2014	2015	2014

Net income available to common shareholders	$11,209	$9,442	$38,319	$22,165
Weighted average common shares - basic	32,767	32,482	32,710	32,345
Weighted average common shares - diluted	33,311	32,934	33,192	32,772
Earnings per common share - basic	$0.34	$0.29	$1.17	$0.69
Earnings per common share - diluted	$0.34	$0.29	$1.15	$0.68

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

The following shows the composition of basic outstanding shares for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Weighted average common shares outstanding	32,209	32,005	32,173	31,887
Weighted average shares attributable to the deferred compensation plans	558	477	537	458
Total weighted average shares - basic	32,767	32,482	32,710	32,345

The following shows the composition of diluted outstanding shares for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Weighted average shares outstanding - basic (from above)	32,767	32,482	32,710	32,345
Incremental weighted average shares attributable to deferred compensation plans	307	279	285	263
Weighted average shares attributable to vested stock options	230	173	197	164
Incremental shares from stock option plan	5	—	—	—
Incremental shares from restricted stock grants	2	—	—	—
Total weighted average shares - diluted	33,311	32,934	33,192	32,772

Note 6

Investment Securities

The approximate fair value and amortized cost of investment securities at September 30, 2015 and December 31, 2014 are shown in the table below.

	September 30, 2015
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$71,147	$3,041	$(26)	$74,162
Mortgage-backed securities	161,890	6,147	(16)	168,021
Municipal securities	173,287	5,970	(226)	179,031
Total	$406,324	$15,158	$(268)	$421,214

Investment Securities Held-to-Maturity
Mortgage-backed securities	6	—	—	6
Pooled trust preferred securities	3,851	—	(416)	3,435
Total	$3,857	$—	$(416)	$3,441

	December 31, 2014
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$71,035	$3,132	$(14)	$74,153
Mortgage-backed securities	118,808	6,704	(31)	125,481
Municipal securities	130,405	6,738	(21)	137,122
Pooled trust preferred & corporate securities	2,323	52	—	2,375
Total	$322,571	$16,626	$(66)	$339,131

Investment Securities Held-to-Maturity
Mortgage-backed securities	19	—	—	19
Pooled trust preferred securities	4,005	—	(690)	3,315
Total	$4,024	$—	$(690)	$3,334

The fair value and amortized cost of investment securities by contractual maturity at September 30, 2015 and December 31, 2014 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within One Year	$9,769	$9,997	$—	$—
After 1 year but within 5 years	46,833	49,547	—	—
After 5 years but within 10 years	41,365	44,198	—	—
After 10 years	146,467	149,451	3,851	3,435
Mortgage-backed securities	161,890	168,021	6	6
Total	$406,324	$421,214	$3,857	$3,441

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
Within One Year	$5,179	$5,272	$—	$—
After 1 year but within 5 years	35,045	36,555	—	—
After 5 years but within 10 years	56,334	60,451	—	—
After 10 years	107,205	111,372	4,005	3,315
Mortgage-backed securities	118,808	125,481	19	19
Total	$322,571	$339,131	$4,024	$3,334

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

At September 30, 2015

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$9,976	$(26)	$—	$—	$9,976	$(26)
Mortgage-backed securities	—	—	819	(16)	819	(16)
Municipal securities	29,563	(225)	261	(1)	29,824	(226)
Total temporarily impaired securities	$39,539	$(251)	$1,080	$(17)	$40,619	$(268)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,435	$(416)	$3,435	$(416)
Total temporarily impaired securities	$—	$—	$3,435	$(416)	$3,435	$(416)

At December 31, 2014

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$10,099	$(14)	$—	$—	$10,099	$(14)
Mortgage-backed securities	3,295	(25)	272	(6)	3,567	(31)
Municipal securities	4,820	(21)	—	—	4,820	(21)
Total temporarily impaired securities	$18,214	$(60)	$272	$(6)	$18,486	$(66)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,315	$(690)	$3,315	$(690)
Total temporarily impaired securities	$—	$—	$3,315	$(690)	$3,315	$(690)

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of September 30, 2015, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At September 30, 2015, 99% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $1.1 million in non-government non-agency mortgage-related securities.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At September 30, 2015, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

At September 30, 2015, the Company owns two pooled trust preferred securities which are classified as held-to-maturity within the investment securities portfolio.  The Company previously owned two additional pooled trust preferred securities in its available-for-sale portfolio as they did not qualify for exempt treatment as a covered fund.  The Company would have been required to sell these bonds prior to July 2017; however, both securities have paid off in full, the last of which was during June 2015.  As a result, during the second quarter of 2015 the Company recovered $180,000 in an other-than-temporary impairment charge recorded in December 2013.  No further impairment has been recorded for the remaining pooled trust preferred securities in its portfolio.

No other-than-temporary impairment has been recognized on the securities in the Company’s investment portfolio for the three and nine months ended September 30, 2015.

Note 7

Loans Receivable and Allowance for Loan Losses

The loan portfolio at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$332,678	$14,051	$346,729
Real estate - commercial	1,275,153	85,471	1,360,624
Real estate - construction	622,787	1,340	624,127
Real estate - residential	429,365	6,480	435,845
Home equity lines	147,592	2,949	150,541
Consumer	4,131	614	4,745
	2,811,706	110,905	2,922,611
Net deferred fees	(4,554)	—	(4,554)
Loans receivable, net of fees	2,807,152	110,905	2,918,057
Allowance for loan losses	(31,572)	—	(31,572)
Loans receivable, net	$2,775,580	$110,905	$2,886,485

	December 31, 2014
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$328,711	$25,210	$353,921
Real estate - commercial	1,154,093	103,761	1,257,854
Real estate - construction	424,745	10,163	434,908
Real estate - residential	393,894	8,784	402,678
Home equity lines	127,004	3,881	130,885
Consumer	4,341	742	5,083
	2,432,788	152,541	2,585,329
Net deferred fees	(4,215)	—	(4,215)
Loans receivable, net of fees	2,428,573	152,541	2,581,114
Allowance for loan losses	(28,275)	—	(28,275)
Loans receivable, net	$2,400,298	$152,541	$2,552,839

During 2014, as a result of the Company’s acquisition of UFBC, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statements of condition at September 30, 2015 and December 31, 2014 are as follows:

(in thousands)	September 30, 2015
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$14,007
Carrying amount	10,307

Other acquired loans
Outstanding principal balance	101,626
Carrying amount	100,598

Total acquired loans
Outstanding principal balance	115,633
Carrying amount	110,905

(in thousands)	December 31, 2014
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$19,176
Carrying amount	14,960

Other acquired loans
Outstanding principal balance	138,419
Carrying amount	137,581

Total acquired loans
Outstanding principal balance	157,595
Carrying amount	152,541

The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows.

(in thousands)
Balance at January 1, 2015	$(5,053)
Charge-offs	504
Recoveries	(55)
Accretion	(124)
Balance at September 30, 2015	$(4,728)

(in thousands)
Balance at January 1, 2014	$—
Recorded discount at acquisition date	(3,872)
Accretion	(1,181)
Balance at December 31, 2014	$(5,053)

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

Activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 is shown below.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Allowance for loan losses, beginning of the period	$30,198	$29,566	$28,275	$27,864

Provision for loan losses	(547)	—	939	2,541

Loans charged off:
Commercial and industrial	—	—	(53)	(1,346)
Residential	(28)	(78)	(28)	(78)
Consumer	—	(5)	(64)	(7)
Total loans charged off	(28)	(83)	(145)	(1,431)

Recoveries:
Commercial and industrial	1,939	10	2,475	339
Residential	10	44	28	136
Consumer	—	—	—	88
Total recoveries	1,949	54	2,503	563

Net (charge offs) recoveries	1,921	(29)	2,358	(868)

Ending balance, September 30,	$31,572	$29,537	$31,572	$29,537

For the three and nine months ended September 30, 2015, the Company did not record an allowance for loan losses for the acquired loan portfolio.  For the three and nine months ended September 30, 2014, the Company recorded an allowance for the acquired loan portfolio of $0 and $145,000, respectively.  There were no impairments recorded in the purchase credit impaired portfolio as of September 30, 2015 and 2014.

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of September 30, 2015 and 2014, are below:

Allowance for Loan Losses

For the Three Months Ended September 30, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, July 1, 2015	$2,045	$18,216	$7,789	$1,881	$236	$31	$30,198
Charge-offs	—	—	—	(28)	—	—	(28)
Recoveries	456	1,478	5	10	—	—	1,949
Provision for loan losses	(458)	(638)	1,121	(475)	(92)	(5)	(547)
Ending Balance, September 30, 2015	$2,043	$19,056	$8,915	$1,388	$144	$26	$31,572

Allowance for Loan Losses

At and for the Nine Months Ended September 30, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,061	$17,820	$6,105	$1,954	$301	$34	$28,275
Charge-offs	(15)	(38)	—	(28)	(48)	(16)	(145)
Recoveries	657	1,802	16	28	—	—	2,503
Provision for loan losses	(660)	(528)	2,794	(566)	(109)	8	939
Ending Balance, September 30, 2015	$2,043	$19,056	$8,915	$1,388	$144	$26	$31,572

Ending Balance, September 30, 2015
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,043	19,056	8,915	1,388	144	26	31,572

Loans Receivable

At September 30, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, September 30, 2015	$346,729	$1,360,624	$624,127	$435,845	$150,541	$4,745	$2,922,611

Ending Balance, September 30, 2015
Individually evaluated for impairment	$960	$6,322	$—	$—	$143	$—	$7,425
Purchased Credit Impaired Loans	1,840	6,276	1,340	345	506	—	10,307
Collectively evaluated for impairment	343,929	1,348,026	622,787	435,500	149,892	4,745	2,904,879

Allowance for Loan Losses

For the Three Months Ended September 30, 2014

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, July 1, 2014	$3,494	$17,199	$5,985	$2,397	$400	$91	$29,566
Charge-offs	—	—	—	(78)	—	(5)	(83)
Recoveries	3	—	7	44	—	—	54
Provision for loan losses	610	(422)	(184)	(52)	38	10	—
Ending Balance, September 30, 2014	$4,107	$16,777	$5,808	$2,311	$438	$96	$29,537

Allowance for Loan Losses

At and for the Nine Months Ended September 30, 2014

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$3,329	$16,076	$5,336	$2,421	$609	$93	$27,864
Charge-offs	(301)	(1,045)	—	(78)	—	(7)	(1,431)
Recoveries	7	316	16	136	—	88	563
Provision for loan losses	1,072	1,430	456	(168)	(171)	(78)	2,541
Ending Balance, September 30, 2014	$4,107	$16,777	$5,808	$2,311	$438	$96	$29,537

Ending Balance, September 30, 2014
Individually evaluated for impairment	$574	$—	$—	$—	$—	$—	$574
Collectively evaluated for impairment	3,533	16,777	5,808	2,311	438	96	28,963

Loans Receivable

At September 30, 2014

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, September 30, 2014	$321,260	$1,224,971	$428,618	$387,283	$126,033	$5,146	$2,493,311

Ending Balance, September 30, 2014
Individually evaluated for impairment	$1,882	$1,070	$250	$146	$347	$1	$3,696
Purchased Credit Impaired Loans	2,965	8,786	1,617	336	458	5	14,167
Collectively evaluated for impairment	316,413	1,215,115	426,751	386,801	125,228	5,140	2,475,448

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

The following tables report the Company’s nonaccrual and past due loans at September 30, 2015 and December 31, 2014.  In addition, the credit quality of the loan portfolio is provided as of September 30, 2015 and December 31, 2014.

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At September 30, 2015

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$2	$—	$160	$162	$332,516	332,678	$—	$160

Real estate - commercial
Owner occupied	—	—	—	—	325,828	325,828	—	—
Non-owner occupied	—	—	—	—	949,325	949,325	—	—

Real estate - construction
Residential	—	—	—	—	239,913	239,913	—	—
Commercial	—	—	—	—	382,874	382,874	—	—

Real estate - residential
Single family	—	—	—	—	241,564	241,564	—	—
Multi-family	—	—	—	—	187,801	187,801	—	—

Home equity lines	—	—	143	143	147,449	147,592	—	143

Consumer
Installment	—	—	—	—	3,605	3,605	—	—
Credit cards	54	—	—	54	472	526	—	—
	$56	$—	$303	$359	$2,811,347	$2,811,706	$—	$303

Nonaccrual and Past Due Loans - Acquired Loan Portfolio

At September 30, 2015

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$334	$334	$13,717	14,051	$—	$334

Real estate - commercial
Owner occupied	—	—	—	—	39,182	39,182	—	—
Non-owner occupied	—	—	—	—	46,289	46,289	—	—

Real estate - construction
Residential	—	—	—	—	810	810	—	—
Commercial	—	—	—	—	530	530	—	—

Real estate - residential
Single family	—	—		—	6,480	6,480	—	—
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	2,949	2,949	—	—

Consumer
Installment	—	—	—	—	614	614	—	—
Credit cards	—	—	—	—	—	—	—	—
	$—	$—	$334	$334	$110,571	$110,905	$—	$334

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At December 31, 2014

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$88	$30	$938	$1,056	$327,655	328,711	$—	$938

Real estate - commercial
Owner occupied	—	—	—	—	304,303	304,303	—	—
Non-owner occupied	—	—	289	289	849,501	849,790	—	289

Real estate - construction
Residential	—	—	—	—	158,915	158,915	—	—
Commercial	—	—	—	—	265,830	265,830	—	—

Real estate - residential
Single family	359	—	—	359	297,530	297,889	—	—
Multi-family	—	—	—	—	96,005	96,005	—	—

Home equity lines	—	—	180	180	126,824	127,004	—	180

Consumer
Installment	—	—	—	—	3,920	3,920	—	—
Credit cards	53	—	—	53	368	421	—	—
	$500	$30	$1,407	$1,937	$2,430,851	$2,432,788	$—	$1,407

Nonaccrual and Past Due Loans - Acquired Loan Portfolio

At December 31, 2014

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$576	$576	$24,634	25,210	$—	$576

Real estate - commercial
Owner occupied	—	—	—	—	49,173	49,173	—	—
Non-owner occupied	—	—	1,072	1,072	53,516	54,588	—	1,072

Real estate - construction
Residential	—	—	—	—	6,156	6,156	—	—
Commercial	—	—	—	—	4,007	4,007	—	—

Real estate - residential
Single family	24	—	306	330	8,454	8,784	—	306
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	3,881	3,881	—	—

Consumer
Installment	—	—	—	—	742	742	—	—
Credit cards	—	—	—	—	—	—	—	—
	$24	$—	$1,954	$1,978	$150,563	$152,541	$—	$1,954

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of September 30, 2015 and December 31, 2014, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans - Originated Loan Portfolio

At September 30, 2015

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$901	$924	$—	$8
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	3,117	3,117	—	9
Real estate - construction
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	143	171	—	1
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$901	$924	$—	$8
Real estate - commercial	3,117	3,117	—	9
Real estate - construction	—	—	—	—
Real estate - residential	—	—	—	—
Home equity lines	143	171	—	1
Consumer	—	—	—	—
Total	$4,161	$4,212	$—	$18

Impaired Loans - Acquired Loan Portfolio

At September 30, 2015

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$393	$529	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	3,397	3,380	—	2
Real estate - construction
Residential	—	—	—	—
Commercial	530	627	—	4
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$393	$529	$—	$—
Real estate - commercial	3,397	3,380	—	2
Real estate - construction	530	627	—	4
Real estate - residential	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—
Total	$4,320	$4,536	$—	$6

Impaired Loans - Originated Loan Portfolio

At December 31, 2014

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$1,159	$1,472	$—	$64
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	289	2,364	—	—
Real estate - construction
Residential	—	—	—	—
Commercial	250	250	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	180	180	—	4
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$1,159	$1,472	$—	$64
Real estate - commercial	289	2,364	—	—
Real estate - construction	250	250	—	—
Real estate - residential	—	—	—	—
Home equity lines	180	180	—	4
Consumer	—	—	—	—
Total	$1,878	$4,266	$—	$68

Impaired Loans - Acquired Loan Portfolio

At December 31, 2014

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$576	$1,227	$—	$12
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	1,266	1,729	—	39
Real estate - construction
Residential	—	—	—	—
Commercial	839	942	—	5
Real estate - residential
Single family	306	446	—	2
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$576	$1,227	$—	$12
Real estate - commercial	1,266	1,729	—	39
Real estate - construction	839	942	—	5
Real estate - residential	306	446	—	2
Home equity lines	—	—	—	—
Consumer	—	—	—	—
Total	$2,987	$4,344	$—	$58

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

A modification is classified as a troubled debt restructuring (“TDR”) if both of the following exist: (1) the borrower is experiencing financial difficulty and (2) the Company has granted a concession to the borrower.  The Company determines that a borrower may be experiencing financial difficulty if the borrower is currently in default on any of its debt, or if the Company is concerned that the borrower may not be able to perform in accordance with the current terms of the loan agreement in the foreseeable future.  Many aspects of the borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of the loan structure, business/industry risk, and borrower/guarantor structures.  Concessions may include the reduction of an interest rate at a rate lower than current market rates for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, or principal forgiveness.  When evaluating whether a concession has been granted, the Company also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Company for the restructured terms, or if the revised terms are consistent with those currently being offered to new loan customers.  The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is a TDR.

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

At September 30, 2015 and December 31, 2014, the Company had TDRs totaling $368,000 and $289,000, respectively, all of which were on nonaccrual.  Nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by the Company upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms.  Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification.  The following table reconciles the beginning and ending balances on TDRs as of September 30, 2015 and 2014, respectively:

Troubled Debt Restructurings

At and For the Nine Months Ended September 30, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total

Beginning Balance, January 1, 2015	$—	$289	$—	$—	$—	$—	$289
New TDRs	299	71	—	—	—	—	370
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	(2)	(289)	—	—	—	—	(291)
Ending Balance, September 30, 2015	$297	$71	$—	$—	$—	$—	$368

Troubled Debt Restructurings

At and For the Nine Months Ended September 30, 2014

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total

Beginning Balance, January 1, 2014	$—	$1,738	$525	$—	$—	$—	$2,263
New TDRs	—	—	—	—	—	—	—
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	—	(668)	(525)	—	—	—	(1,193)
Ending Balance, September 30, 2014	$—	$1,070	$—	$—	$—	$—	$1,070

At September 30, 2015, TDRs make up one relationship with the Bank.  These loans are performing as expected post-modification. There are no acquired loans classified as TDRs.  For restructured loans in the portfolio, the Company had no loan loss reserves as of September 30, 2015 and December 31, 2014, respectively.

Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default.  For the period ended September 30, 2015, no loans identified as TDRs had a payment default within the last twelve months.  For the period ended September 30, 2014, one loan identified as a TDR had a payment default within the last twelve months.

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, other loans especially mentioned (OLEM), substandard, doubtful and loss.  OLEM are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the bank’s credit position at some future date.  These loans may not show problems as yet due to the borrower’s apparent ability to service the debt, but special circumstances surround the loans of which the Bank’s management should be aware.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated OLEM, substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment at September 30, 2015 and December 31, 2014.

Internal Risk Rating Grades - Originated Loan Portfolio

At September 30, 2015

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$330,826	$951	$901	$—	$—

Real estate - commercial
Owner occupied	325,828	—	—	—	—
Non-owner occupied	942,761	3,447	3,117	—	—

Real estate - construction
Residential	239,913	—	—	—	—
Commercial	377,812	5,062	—	—	—

Real estate - residential
Single family	241,564	—	—	—	—
Multi-family	187,801	—	—	—	—

Home equity lines	147,449	—	143	—	—

Consumer
Installment	3,605	—	—	—	—
Credit cards	472	54	—	—	—
	$2,798,031	$9,514	$4,161	$—	$—

Internal Risk Rating Grades - Acquired Loan Portfolio

At September 30, 2015

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$13,658	$—	$393	$—	$—

Real estate - commercial
Owner occupied	39,182	—	—	—	—
Non-owner occupied	40,777	2,115	3,397	—	—

Real estate - construction
Residential	810	—	—	—	—
Commercial	—	—	530	—	—

Real estate - residential
Single family	6,480	—	—	—	—
Multi-family	—	—	—	—	—

Home equity lines	2,949	—	—	—	—

Consumer
Installment	614	—	—	—	—
Credit cards	—	—	—	—	—
	$104,470	$2,115	$4,320	$—	$—

Internal Risk Rating Grades - Originated Loan Portfolio

At December 31, 2014

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$326,543	$1,009	$1,159	$—	$—

Real estate - commercial
Owner occupied	304,303	—	—	—	—
Non-owner occupied	846,280	3,221	289	—	—

Real estate - construction
Residential	158,915	—	—	—	—
Commercial	265,580	—	250	—	—

Real estate - residential
Single family	297,530	359	—	—	—
Multi-family	96,005	—	—	—	—

Home equity lines	126,824	—	180	—	—

Consumer
Installment	3,920	—	—	—	—
Credit cards	421	—	—	—	—
	$2,426,321	$4,589	$1,878	$—	$—

Internal Risk Rating Grades - Acquired Loan Portfolio

At December 31, 2014

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$22,277	$2,357	$576	$—	$—

Real estate - commercial
Owner occupied	49,173	—	—	—	—
Non-owner occupied	51,184	2,138	1,266	—	—

Real estate - construction
Residential	6,156	—	—	—	—
Commercial	3,168	—	839	—	—

Real estate - residential
Single family	8,454	24	306	—	—
Multi-family	—	—	—	—	—

Home equity lines	3,881	—	—	—	—

Consumer
Installment	742	—	—	—	—
Credit cards	—	—	—	—	—
	$145,035	$4,519	$2,987	$—	$—

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

At September 30, 2015, accumulated other comprehensive income included an unrealized loss, net of tax, of $1.2 million related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within thirty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at September 30, 2015 which is related to the Company’s cash flow hedges will be recognized in earnings during the fourth quarter of 2015. For the three and nine months ended September 30, 2015, the Company recognized income of $149,000 and $160,000, respectively, related to hedge ineffectiveness.  For each of the three and nine months ended September 30, 2014, the Company recognized minimal amounts due to hedge ineffectiveness.

At September 30, 2015, the Company had $316.7 million in residential mortgage rate lock commitments and associated forward sales, and $329.7 million in forward loan sales associated with $377.9 million of loans that had closed and were presented as held for sale.

Note 9

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at September 30, 2015 and December 31, 2014.  In addition, the gains and losses related to these derivative instruments is provided for the three and nine months ended September 30, 2015 and 2014.

Derivative Instruments and Hedging Activities

At September 30, 2015

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$1,190	Accrued Interest Payable and Other Liabilities	$2,589
Interest Rate Lock Commitments	Accrued Interest Receivable and Other Assets	337	Accrued Interest Payable and Other Liabilities	562
Total Derivatives Designated as Hedging Instruments		1,527		3,151

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$17,759	Accrued Interest Payable and Other Liabilities	$1,461
TBA mortgage-backed securities	Accrued Interest Receivable and Other Assets	10	Accrued Interest Payable and Other Liabilities	495
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	1,804	Accrued Interest Payable and Other Liabilities	1
Total Derivatives Not Designated as Hedging Instruments		19,573		1,957

Total Derivatives		$21,100		$5,108

Derivative Instruments and Hedging Activities

At December 31, 2014

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$1,631	Accrued Interest Payable and Other Liabilities	$2,163
Total Derivatives Designated as Hedging Instruments		1,631		2,163

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$12,857	Accrued Interest Payable and Other Liabilities	$562
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	562	Accrued Interest Payable and Other Liabilities	33
Total Derivatives Not Designated as Hedging Instruments		13,419		595

Total Derivatives		$15,050		$2,758

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended September 30, 2015

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Lock Commitments	$(721)	Other Income	$900	Other Income	$148
Forward Loan Sales Commitments	(543)	Other Income	(9,351)	Other Income	—
Total	$(1,264)		$(8,451)		$148

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Rate Lock Commitment	$17,758	Realized and unrealized gains on mortgage banking activities

Forward Loan Sales Commitments	(1,441)	Other Income
Rate Lock Commitments	1,441	Other Income
Total	$17,758

Impact of Derivative Instruments on the Statement of Income

For the Nine Months Ended September 30, 2015

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Lock Commitments	$(722)	Other Income	$900	Other Income	$160
Forward Loan Sales Commitments	(486)	Other Income	(15)	Other Income	—
Total	$(1,208)		$885		$160

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Rate Lock Commitment	$57,754	Realized and unrealized gains on mortgage banking activities

Forward Loan Sales Commitments	(2,434)	Other Income
Rate Lock Commitments	2,434	Other Income
Total	$57,754

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended September 30, 2014

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$254	Other Income	$(287)	Other Income	$—
Total	$254		$(287)		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$13,733	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(340)	Other Income
Rate Lock Commitments	340	Other Income
Total	$13,733

Impact of Derivative Instruments on the Statement of Income

For the Nine Months Ended September 30, 2014

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$(438)	Other Income	$(5,723)	Other Income	$—
Total	$(438)		$(5,723)		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$43,910	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(1,589)	Other Income
Rate Lock Commitments	1,589	Other Income
Total	$43,910

Note 10

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at September 30, 2015 is as follows:

	Commercial Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2014	$3,080	$775	$1,781	$1,781	$4,861	$2,556
2015 activity:
Amortization	—	565	—	—	—	565
Balance at September 30, 2015	$3,080	$1,340	$1,781	$1,781	$4,861	$3,121

The aggregate amortization expense was $180,000 and $185,000 for three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, the aggregate amortization expense was $565,000 and $578,000, respectively.  The estimated amortization expense for the next five years and thereafter is as follows:

(In thousands)
2015 (October — December)	$170
2016	595
2017	454
2018	313
2019	172
Thereafter	36

The carrying amount of goodwill at September 30, 2015 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2014	$24,887	$10,120	$35,007
Activity: None	—	—	—
Balance at September 30, 2015	$24,887	$10,120	$35,007

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant.

The Company performs its annual recoverability assessment each September for the commercial and mortgage banking business segments.  After evaluating all relevant facts and circumstances, the Company has determined that it is more likely than not that the fair value of both the commercial and mortgage banking reporting units exceed their carrying value and no goodwill impairment is iondicated.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at September 30, 2015 are collateralized.

Commitments to extend credit of $1.3 billion primarily have floating rates as of September 30, 2015.  At September 30, 2015, standby letters of credit were $35.6 million. In addition, commitments to extend credit of $316.7 million as of September 30, 2015 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $150,000 at each of September 30, 2015 and December 31, 2014, respectively.

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

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date.  In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage companies.  All borrowers are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into forward sales contracts to sell loans to investors.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  Both the rate lock commitments to the borrowers and the forward sales contracts to the investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings.  These valuations fall into a Level 2 category.

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three and nine months ended September 30, 2015.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are shown below:

At September 30, 2015

(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$74,162	$	$74,162	$—
Mortgage-backed securities	168,021	—	168,021	—
Municipal securities	179,031	—	179,031	—
Total investment securities available-for-sale	421,214	—	421,214	—
Investment securities — trading	5,274	—	5,274	—
Bank-owned life insurance	32,876	—	32,876	—
Derivative asset - rate lock and forward loan sales commitments	19,286	—	19,286	—
Derivative asset — interest rate lock commitments	1,804	—	1,804	—
Derivative asset — TBA mortgage-backed securities	10	—	10	—
Derivative liability - rate lock and forward loan sales commitments	4,612	—	4,612	—
Derivative liability — interest rate lock commitments	1	—	1	—
Derivative liability — TBA mortgage-backed securities	495	—	495	—

At December 31, 2014

(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$74,153	$	$74,153	$—
Mortgage-backed securities	125,481	—	125,481	—
Municipal securities	137,122	—	137,122	—
Pooled trust preferred and corporate securities	2,375	—	2,375	—
Total investment securities available-for-sale	339,131	—	339,131	—
Investment securities — trading	5,067	—	5,067	—
Bank-owned life insurance	32,546	—	32,546	—
Derivative asset - rate lock and forward loan sales commitments	14,488	—	14,488	—
Derivative asset — interest rate lock commitments	562	—	562	—
Derivative liability - rate lock and forward loan sales commitments	2,725	—	2,725	—
Derivative liability — interest rate lock commitments	33	—	33	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s pooled trust preferred securities held in its held-to-maturity investment securities portfolio and loans receivable — evaluated for impairment.

At September 30, 2015

(in thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$3,435	$—	$—	$3,435
Loans receivable — evaluated for impairment	7,425	—	214	7,211

At December 31, 2014

(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$3,315	$—	$—	$3,315
Loans receivable — evaluated for impairment	1,878	—	301	1,577

The Company’s held-to-maturity portfolio includes investments in two pooled trust preferred securities, totaling $3.9 million of par value at September 30, 2015.  The collateral underlying these structured securities are instruments issued by financial institutions.  The Company owns the A-3 tranches in each issuance.  Observable trading activity remains limited for these types of securities.  The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services.  Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the two securities, and concluded that these securities are not other-than-temporarily impaired.  The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches.  In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

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

Loans receivable — evaluated for impairment that are measured at fair value using Level 3 inputs on a nonrecurring basis total $7.2 million at September 30, 2015.  The total amount for each period presented represents the entire population of loans receivable — evaluated for impairment, and of this amount, $7.2 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate, securities, or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence.  In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated.  This is considered a Level 3 valuation.  The value of business equipment is based upon the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.  At September 30, 2015, the Company’s Level 3 loans consisted of eight relationships:  seven totaling $4.9 million which were secured primarily by business assets, residential real estate and listed securities; and one relationship totaling $2.3 secured by commercial real estate.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$32,436	$32,436	$32,436	$—	$—
Investment securities held-to-maturity and other investments	19,968	19,552	—	19,552	—
Loans held for sale	377,878	377,878	—	377,878	—
Loans receivable, net	2,886,485	2,900,055	—	214	2,899,841
Accrued interest receivable	9,883	9,883	9,883	—	—
Financial liabilities:
Demand deposits	$620,630	$620,630	$620,630	$—	$—
Interest checking	433,372	433,372	433,372	—	—
Money market and statement savings	726,407	726,407	726,407	—	—
Certificates of deposit	1,158,339	1,160,774	—	1,160,774	—
Other borrowed funds	469,019	476,647	—	476,647	—
Accrued interest payable	945	945	945	—	—

	December 31, 2014
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,189	$38,189	$38,189	$—	$—
Investment securities held-to-maturity and other investments	19,965	19,275	—	15,960	3,315
Loans held for sale	315,323	315,323	—	315,323	—
Loans receivable, net	2,552,839	2,545,920	—	301	2,545,619
Accrued interest receivable	8,489	8,489	8,489	—	—
Financial liabilities:
Demand deposits	$572,071	$572,071	$572,071	$—	$—
Interest checking	422,291	422,291	422,291	—	—
Money market and statement savings	627,313	627,313	627,313	—	—
Certificates of deposit	913,655	916,142	—	916,142	—
Other borrowed funds	437,995	450,363	—	450,363	—
Accrued interest payable	999	999	999	—	—

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2015 and December 31, 2014 and the results of our operations for the three and nine months ended September 30, 2015 and 2014. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

•                  declines in the prices of assets and market illiquidity may cause us to record an other-than-temporary impairment or other losses, specifically in our pooled trust preferred securities portfolio resulting from increases in underlying issuers’ defaulting or deferring payments;

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

The general component relates to groups of homogeneous loans not designated for a specific allowance and are collectively evaluated for impairment. The general component is based on historical loss experience adjusted for qualitative factors. To arrive at the general component, the loan portfolio is grouped by loan type. A weighted average historical loss rate is computed for each group of loans over the trailing seven year period.  We selected a seven year evaluation period as a result of the limited historical loss experience we have incurred, even during the recent economic downturn.  We also believe that a seven year time horizon represents a full economic cycle.  The historical loss factors are updated at least annually, unless a more frequent review of such factors is warranted.  In addition to the use of historical loss factors, a qualitative adjustment factor is applied. This qualitative adjustment factor, which may be favorable or unfavorable, represents management’s judgment that inherent losses in a given group of loans are different from historical loss rates due to environmental factors unique to that specific group of loans. These factors may relate to growth rate factors within the particular loan group; whether the recent loss history for a particular group of loans differs from its historical loss rate; the amount of loans in a particular group that have recently been designated as impaired and that may be indicative of future trends for this group; reported or observed difficulties that other banks are having with loans in the particular group; changes in the experience, ability, and depth of lending personnel; changes in the nature and volume of the loan portfolio and in the terms of loans; and changes in the volume and severity of past due loans, nonaccrual loans, and adversely classified loans. The sum of the historical loss rate and the qualitative adjustment factor comprise the estimated annual loss rate. To adjust for inherent loss levels within the loan portfolio, a loss emergence factor is estimated based on an evaluation of the period of time it takes for a loan within each of our loan segments to deteriorate to the point an impairment loss is recorded within the allowance.  The loss emergence factor is applied to the estimated annual loss rate to determine the expected annual loss amount.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of UFBC, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).  At September 30, 2015, there was no reserve for impairment of PCI loans within our allowance for loan losses.

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

In the normal course of business, we enter into contractual commitments, including rate lock commitments, to finance residential mortgage loans. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the time frame established by us. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to residential mortgage loans intended to be sold are considered derivatives, and since they are designated as hedges, are marked to market through earnings.

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

Accounting for Impairment Testing of Goodwill

We test goodwill for impairment pursuant to ASU 2011-08, Testing Goodwill for Impairment.  This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. We perform our annual review of goodwill during the third quarter.

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

Our credit quality continues to remain strong despite the challenging economic environment.  At September 30, 2015, we had nonaccrual loans totaling $638,000 and no loans contractually past due 90 days or more as to principal or interest and still accruing.  We recorded annualized net recoveries of 0.12% of our average loans receivable for the quarter ended September 30, 2015.

Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $3.9 million in par value of pooled trust preferred securities, which are below book value as of September 30, 2015 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.  In late 2013, federal banking agencies issued the Volcker Rule required by the Financial Reform Act pursuant to which that certain of our investments were considered “covered funds” and required to be divested by July 2017.  As of September 30, 2015, we no longer hold investments that are considered covered funds as these investments have paid off in full.  In addition, we have recovered the other-than-temporary-impairment of $300,000 which was recorded during 2013 as a result of the Volcker Rule.

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

Statements of Income

General

For the three months ended September 30, 2015 and 2014, we reported net income of $11.2 million and $9.4 million, respectively, an increase of $1.8 million, or 19%.  Net interest income after the provision for loan losses increased $2.3 million to $30.2 million for the three months ended September 30, 2015 compared to $27.9 million for the three months ended September 30, 2014.  Provision for loan losses recorded for the three months ended September 30, 2015 was a benefit of $547,000, compared to no provision expense for the same period of 2014.  Noninterest income for the three months ended September 30, 2015 and 2014 was $10.3 million and $8.5 million, respectively, an increase of $1.8 million.  This increase was primarily due to an increase in realized and unrealized gains on mortgage banking activities of $1.5 million for the third quarter of 2015 compared to the same 2014 period.  For the three months ended September 30, 2015, noninterest expense increased to $24.0 million, compared to $22.2 million for the same period of 2014.  The increase in noninterest expense is primarily attributable to an increase in salary and benefits expense, a result of an increase in the variable components or our compensation and additional staffing on both the sales and operational areas of the Company over the past year as a result of our continued growth and increased regulatory environment.

For the three months ended September 30, 2015, basic and diluted earnings per common share were each $0.34.  Basic and diluted earnings per common share for the three months ended September 30, 2014 were each $0.29.  Weighted average fully diluted shares outstanding for the three months ended September 30, 2015 and 2014 were 33,311,261 and 32,933,774, respectively.

Return on average assets for the three months ended September 30, 2015 and 2014 was 1.20% and 1.16%, respectively. Return on average equity for the three months ended September 30, 2015 and 2014 was 11.02% and 10.20%, respectively.

For the nine months ended September 30, 2015 and 2014, we reported net income of $38.3 million and $22.2 million, respectively, an increase of $16.1 million, or 73%.  Net interest income after the provision for loan losses increased $7.0 million to $85.0 million for the nine months ended September 30, 2015 compared to $78.0 million for the nine months ended September 30, 2014.  Provision for loan losses for the nine months ended September 30, 2015 was $939,000 a decrease of $1.6 million, compared to $2.5 million for the same period of 2014, a result of improved credit quality within the loan portfolio during 2015.  Noninterest income for the nine months ended September 30, 2015 and 2014 was $43.6 million and $28.8 million, respectively, an increase of $14.8 million.  This increase was primarily due to the increase in gains on mortgage banking activities and other fee income earned at our mortgage banking subsidiary in addition to a litigation settlement of $3.0 million recorded during the second quarter of 2015.  For the nine months ended September 30, 2015, noninterest expense decreased to $71.0 million, compared to $73.2 million for the same period of 2014.  The decrease in noninterest expense is primarily attributable to our acquisition of UFBC with merger and acquisition expenses of $5.7 million recorded during 2014 offset by increases in 2015 in salaries and benefits expense of $3.9 million for the variable components of our compensation and increased staffing.

For the nine months ended September 30, 2015, basic and diluted earnings per common share were $1.17 and $1.15, respectively.  Basic and diluted earnings per common share for the nine months ended September 30, 2014 were $0.69 and $0.68, respectively.  Weighted average fully diluted shares outstanding for the nine months ended September 30, 2015 and 2014 were 33,191,915 and 32,771,787, respectively.

Return on average assets for the nine months ended September 30, 2015 and 2014 was 1.43% and 0.94%, respectively. Return on average equity for the nine months ended September 30, 2015 and 2014 was 12.81% and 8.03%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management services.

Net income attributable to the commercial banking segment for the three months ended September 30, 2015 was $11.0 million compared to net income of $10.4 million for the three months ended September 30, 2014.  Net interest income increased $1.8 million to $29.1 million for the three months ended September 30, 2015, compared to $27.3 million for the same period of 2014.  Provision for loan losses was a benefit of $547,000 for the three months ended September 30, 2015 compared to a provision of $0 for the same period of 2014.  Noninterest income increased to $1.7 million for the three months ended September 30, 2015 compared to $1.6 million for the three months ended September 30, 2014.  Noninterest expense was $15.3 million for the three months ended September 30, 2015, compared to $13.4 million for the same period of 2014.  The increase in noninterest expense was primarily attributable to increases in staffing and the variable component of our compensation at the Bank,.

For the nine months ended September 30, 2015, net income attributable to the commercial banking segment was $29.6 million compared to net income of $23.5 million for the nine months ended September 30, 2014.  Net interest income increased $5.8 million to $84.6 million for the nine months ended September 30, 2015, compared to $78.8 million for the same period of 2014.  Provision for loan losses of $939,000 was recorded for the nine months ended September 30, 2015 compared to a provision of $2.5 million for the same period of 2014.  Noninterest income increased to $4.3 million for the nine months ended September 30, 2015 compared to $3.5 million for the nine months ended September 30, 2014.  Noninterest expense was $44.2 million for the nine months ended September 30, 2015, compared to $44.4 million for the same period of 2014.

The mortgage banking segment reported net income of $631,000 for the three months ended September 30, 2015 compared to a net loss of $76,000 for the three months ended September 30, 2014.  Realized and unrealized gains associated with the fair value of commitments and loans held for sale increased to $8.1 million for the three months ended September 30, 2015 compared to $6.6 for the same period of 2014, a result of an increase in the volume of loans sold and the margin earned on our loan sales.  Noninterest expense increased $391,000 to $7.9 million for the three months ended September 30, 2015 compared to $7.5 million for the same period of 2014.

For the nine months ended September 30, 2015, the mortgage banking segment reported net income of $9.0 million compared to net income of $1.9 million for the same period of 2014.  Realized and unrealized gains associated with the fair value of commitments and loans held for sale increased to $35.4 million for the nine months ended September 30, 2015 compared to $24.2 for the same period of 2014, a result of an increase in the volume of loans sold and the margin earned on our loan sales.  Noninterest expense decreased to $23.2 million for the nine months ended September 30, 2015 compared to $23.5 million for the same period of 2014.

The wealth management services segment, which includes CWS, recorded net income of $12,000 for the three months ended September 30, 2015, compared to net income of $3,000 for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, net income in the wealth management services segment was $17,000 compared to $106,000 for the same month period of 2014.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. For the three months ended September 30, 2015 and 2014, net interest income was $29.6 million and $27.9 million, respectively.  The yields on our loans receivable portfolio decreased 31 basis points for the three months ended September 30, 2015 compared to the same period of 2014 as a result of the low interest rate environment.  The yield on our loans held for sale portfolio decreased 19 basis points, which is again due to the low interest rate environment as long-term rates decreased further in anticipation of an increase by the Federal Reserve in the discount rate during 2015.  The yields of our interest-bearing deposits increased 10 basis points as we have increased rates on certain savings and certificates of deposit products to remain competitive in our market.  However, to offset this slight increase, we have reduced our wholesale funding costs related to other borrowed funds by 15 basis points as we restructured a portion of our fixed rate FHLB advance portfolio during February 2015.  This restructuring reduced our FHLB advance funding costs from 3.33% to 2.80%.

Our net interest margin, on a tax-equivalent basis, which is calculated as net interest income divided by average interest earning assets, was 3.37% and 3.66% for the three months ended September 30, 2015 and 2014, respectively.  Our net interest margin decreased as a result of the decrease in yield on our interest-earning assets due to the low interest rate environment.

Interest income on loans receivable increased $2.3 million to $29.0 million for the three months ended September 30, 2015 compared to $26.7 million for the same three month period of 2014.  The increase in interest income on loans receivable is primarily a result of the increase in the volume of the loans receivable portfolio.  Interest income on loans held for sale was $3.6 million for each of the three months ended September 30, 2015 and 2014, also a result of volume as the yields decreased during 2015.

Interest income on investment securities increased $165,000 to $3.0 million for the three months ended September 30, 2015 as compared to $2.8 million for the three months ended September 30, 2014. The increase in interest income in our investment securities portfolio is attributable to purchases of securities totaling $129 million offset by $60.0 million of calls, maturities, principal repayments, and sales during 2015.

Total interest expense increased $900,000 to $6.2 million for the three months ended September 30, 2015 as compared to $5.3 million for the same period of 2014.  The increase is primarily attributable to the increase in deposits, specifically certificates of deposit including brokered CDs over the past year.  Certificates of deposit increased $135.6 million year over year, as a result of our branch acquisition in late 2014 and organic growth.  Brokered certificates of deposit increased $109.0 million year over year as a result of the increase in loans held for sale as wholesale funding is used to support this segment of our loan portfolio.

Our net interest margin, on a tax-equivalent basis, was 3.40% and 3.63% for the nine months ended September 30, 2015 and 2014, respectively.  Our net interest margin decreased as a result of the decrease in yield on our interest-earning assets due to the low interest rate environment.

Interest income on loans receivable increased $7.2 million to $84.5 million for the nine months ended September 30, 2015 compared to $77.3 million for the same period of 2014.  The increase in interest income on loans receivable is again primarily a result of the increase in the volume of the loans receivable portfolio.  Interest income on loans held for sale was $10.0 million for the nine months ended September 30, 2015 compared to $9.3 million for the nine months ended September 30, 2014, also a result of volume.

Interest income on investment securities decreased $606,000 for the nine months ended September 30, 2015 as compared to the same period of 2014. The decrease in interest income in our investment securities portfolio is attributable to the decrease in the average rate as investment securities purchases have lower interest rates than those securities that are paying off or being called.

Total interest expense increased $1.9 million to $17.5 million for the nine months ended September 30, 2015 as compared to $15.5 million for the same period of 2014.  The increase is again primarily attributable to the increase in deposits, specifically certificates of deposit including brokered CDs over the past year.

The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended September 30, 2015, 2014 and 2013

(In thousands)

	2015			2014			2013
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$337,667	$2,893	3.43%	$301,251	$3,340	4.44%	$214,301	$2,167	4.04%
Real estate - commercial	1,311,664	14,355	4.38%	1,185,110	13,438	4.54%	960,770	11,439	4.65%
Real estate - construction	592,669	6,944	4.69%	419,110	5,341	5.09%	345,072	4,555	5.28%
Real estate - residential	410,605	3,787	3.69%	357,502	3,415	3.82%	259,395	2,800	4.31%
Home equity lines	145,625	1,144	3.12%	121,025	1,126	3.69%	110,297	1,020	3.67%
Consumer	4,602	65	5.52%	4,921	74	5.88%	2,601	34	5.18%
Total loans	2,802,832	29,188	4.17%	2,388,919	26,734	4.48%	1,892,436	22,015	4.65%

Loans held for sale	364,513	3,618	3.97%	341,925	3,553	4.16%	373,318	4,141	4.44%
Investment securities available-for-sale	355,216	3,350	3.77%	319,567	3,141	3.93%	294,445	3,023	4.11%
Investment securities held-to-maturity	3,859	13	1.31%	6,173	37	2.40%	10,146	44	1.72%
Other investments	13,113	156	4.74%	15,431	132	3.39%	13,312	84	2.50%
Federal funds sold	41,108	23	0.22%	19,229	9	0.19%	44,788	28	0.25%

Total interest-earning assets and interest income (2)	3,580,641	36,348	4.06%	3,091,244	33,606	4.35%	2,628,445	29,335	4.46%

Noninterest-earning assets:
Cash and due from banks	19,964			19,390			16,876
Premises and equipment, net	25,043			25,806			19,846
Goodwill and other intangibles, net	36,842			37,116			10,168
Accrued interest and other assets	110,463			99,027			120,034
Allowance for loan losses	(31,564)			(29,865)			(27,211)
Total assets	$3,741,389			$3,242,718			$2,768,158

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	429,211	520	0.48%	433,251	550	0.50%	387,367	518	0.53%
Money markets	431,958	388	0.36%	336,586	249	0.29%	300,920	177	0.23%
Statement savings	280,467	264	0.37%	257,212	174	0.27%	219,021	145	0.26%
Certificates of deposit	1,141,622	3,170	1.10%	828,053	2,081	0.99%	761,246	2,326	1.21%
Total interest - bearing deposits	2,283,258	4,342	0.75%	1,855,102	3,054	0.65%	1,668,554	3,166	0.75%

Other borrowed funds	369,481	1,881	2.02%	415,635	2,269	2.17%	291,787	2,194	2.98%

Total interest-bearing liabilities and interest expense	2,652,739	6,223	0.93%	2,270,737	5,323	0.93%	1,960,341	5,360	1.08%

Noninterest-bearing liabilities:
Demand deposits	638,658			565,650			426,265
Other liabilities	43,058			36,120			62,150
Common shareholders’ equity	406,934			370,211			319,402
Total liabilities and shareholders’ equity	$3,741,389			$3,242,718			$2,768,158

Net interest income and net interest margin (2)		$30,125	3.37%		$28,283	3.66%		$23,975	3.65%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for all periods presented.

Rate and Volume Analysis

Three Months Ended September 30, 2015, 2014 and 2013

(In thousands)

	2015 Compared to 2014			2014 Compared to 2013
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$413	$(860)	$(447)	$875	$298	$1,173
Real estate - commercial	1,435	(518)	917	2,345	(346)	1,999
Real estate - construction	2,197	(594)	1,603	987	(201)	786
Real estate - residential	507	(135)	372	1,051	(436)	615
Home equity lines	225	(207)	18	99	7	106
Consumer	(5)	(4)	(9)	32	8	40
Total loans	4,772	(2,318)	2,454	5,389	(670)	4,719

Loans held for sale	235	(170)	65	(348)	(240)	(588)
Investment securities available-for-sale	350	(141)	209	258	(140)	118
Investment securities held-to-maturity	(13)	(11)	(24)	(17)	10	(7)
Other investments	(20)	44	24	13	35	48
Federal funds sold	10	4	14	(16)	(3)	(19)

Total interest income (2)	5,334	(2,592)	2,742	5,279	(1,008)	4,271

Interest expense:

Interest - bearing deposits:

Interest checking	(16)	(14)	(30)	72	(40)	32
Money markets	61	78	139	22	50	72
Statement savings	24	66	90	25	4	29
Certificates of deposit	764	325	1,089	219	(464)	(245)
Total interest - bearing deposits	833	455	1,288	338	(450)	(112)

Other borrowed funds	(245)	(143)	(388)	899	(824)	75

Total interest expense	588	312	900	1,237	(1,274)	(37)

Net interest income (2)	$4,746	$(2,904)	$1,842	$4,042	$266	$4,308

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

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Nine Months Ended September 30, 2015, 2014 and 2013

(In thousands)

	2015			2014			2013
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$341,030	$9,150	3.58%	$285,329	$9,504	4.44%	$214,232	$6,499	4.04%
Real estate - commercial	1,286,353	42,643	4.42%	1,173,169	38,975	4.43%	881,570	32,118	4.79%
Real estate - construction	518,423	18,310	4.71%	411,073	15,488	5.02%	351,975	13,918	5.27%
Real estate - residential	399,446	11,237	3.75%	327,656	9,770	3.97%	240,380	8,012	4.44%
Home equity lines	139,747	3,339	3.19%	117,178	3,244	3.70%	113,573	3,135	3.69%
Consumer	4,845	207	5.71%	5,432	414	5.78%	3,156	127	5.33%
Total loans	2,689,844	84,886	4.21%	2,319,837	77,395	4.45%	1,804,886	63,809	4.71%

Loans held for sale	346,088	9,988	3.85%	291,585	9,326	4.26%	447,519	13,258	3.95%
Investment securities available-for-sale	328,999	9,332	3.78%	330,205	9,821	3.97%	256,059	8,087	4.21%
Investment securities held-to-maturity	3,924	52	1.76%	6,877	112	2.17%	10,647	148	1.85%
Other investments	13,412	452	4.50%	15,042	410	3.65%	13,387	240	2.39%
Federal funds sold	39,772	63	0.21%	31,899	50	0.21%	129,884	244	0.25%

Total interest-earning assets and interest income (2)	3,422,039	104,773	4.08%	2,995,445	97,114	4.32%	2,662,382	85,786	4.71%

Noninterest-earning assets:
Cash and due from banks	20,679			25,270			16,773
Premises and equipment, net	25,087			25,765			19,602
Goodwill and other intangibles, net	37,037			33,548			10,217
Accrued interest and other assets	105,670			105,038			110,004
Allowance for loan losses	(29,951)			(29,784)			(27,340)
Total assets	$3,580,561			$3,155,282			$2,791,638

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	427,496	1,558	0.49%	428,951	1,630	0.51%	371,099	1,651	0.59%
Money markets	392,806	989	0.34%	325,097	742	0.30%	292,232	624	0.28%
Statement savings	272,302	695	0.34%	253,047	517	0.27%	213,498	425	0.27%
Certificates of deposit	1,075,915	8,489	1.05%	813,349	5,992	0.98%	853,174	7,237	1.13%
Total interest - bearing deposits	2,168,519	11,731	0.72%	1,820,444	8,881	0.65%	1,730,003	9,937	0.77%

Other borrowed funds	368,965	5,725	2.07%	388,385	6,661	2.29%	290,509	6,554	3.02%

Total interest-bearing liabilities and interest expense	2,537,484	17,456	0.92%	2,208,829	15,542	0.94%	2,020,512	16,491	1.09%

Noninterest-bearing liabilities:
Demand deposits	605,088			544,928			403,881
Other liabilities	39,222			33,702			48,052
Common shareholders’ equity	398,767			367,823			319,193
Total liabilities and shareholders’ equity	$3,580,561			$3,155,282			$2,791,638

Net interest income and net interest margin (2)		$87,317	3.40%		$81,572	3.63%		$69,295	3.47%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 33% for all periods presented.

Rate and Volume Analysis

Nine Months Ended September 30, 2015, 2014 and 2013

(In thousands)

	2015 Compared to 2014			2014 Compared to 2013
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$1,855	$(2,209)	$(354)	$2,157	$848	$3,005
Real estate - commercial	3,760	(92)	3,668	10,008	(3,151)	6,857
Real estate - construction	4,045	(1,223)	2,822	2,337	(767)	1,570
Real estate - residential	2,110	(643)	1,467	2,934	(1,176)	1,758
Home equity lines	636	(541)	95	100	9	109
Consumer	(204)	(3)	(207)	268	19	287
Total loans	12,202	(4,711)	7,491	17,804	(4,218)	13,586

Loans held for sale	1,743	(1,081)	662	(4,620)	688	(3,932)
Investment securities available-for-sale	(36)	(453)	(489)	2,342	(608)	1,734
Investment securities held-to-maturity	(48)	(12)	(60)	(52)	16	(36)
Other investments	(43)	85	42	28	142	170
Federal funds sold	12	1	13	(184)	(10)	(194)

Total interest income (2)	13,830	(6,171)	7,659	15,318	(3,990)	11,328

Interest expense:

Interest - bearing deposits:

Interest checking	(6)	(66)	(72)	257	(278)	(21)
Money markets	125	122	247	70	48	118
Statement savings	39	139	178	79	13	92
Certificates of deposit	1,934	563	2,497	(338)	(907)	(1,245)
Total interest - bearing deposits	2,092	758	2,850	68	(1,124)	(1,056)

Other borrowed funds	(333)	(603)	(936)	2,208	(2,101)	107

Total interest expense	1,759	155	1,914	2,276	(3,225)	(949)

Net interest income (2)	$12,071	$(6,326)	$5,745	$13,042	$(765)	$12,277

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

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2015 and 2014 was a benefit of $547,000 and $0, respectively.  For the nine months ended September 30, 2015 and 2014, provision for loan losses was $939,000 and $2.5 million, respectively.  The decrease in our provision expense during 2015 compared to 2014 is primarily a result of improved credit quality in our loan portfolio during 2015 as compared to 2014.

The allowance for loan losses was $31.6 million at September 30, 2015 and $28.3 million at December 31, 2014. Our allowance for loan losses ratio as a percent of total loans was 1.08% at September 30, 2015 and 1.10% at December 31, 2014.

During 2015, we recorded charge-offs of $145,000 related to commercial, residential and consumer loans.  Recoveries from previously charged-off loans totaled $2.5 million for the nine months ended September 30, 2015.  During the first quarter of 2015, we received recoveries on two commercial relationships totaling $485,000.  During the third quarter of 2015, we recorded recoveries on two commercial relationships totaling $1.9 million, one of which was previously a troubled debt restructuring.  All other recoveries were primarily related to previously charged off residential real estate loans and home equity loans.  Nonperforming loans at September 30, 2015 and December 31, 2014, were $638,000 and $3.4 million, respectively. The decrease in nonperforming loans is a result of three nonperforming loans paying off in total and selling three nonperforming loan relationships during 2015.

A sluggish job market could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At September 30, 2015, our commercial real estate (including construction lending) portfolio was 68% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three and Nine Months Ended September 30, 2015 and 2014

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance, beginning of the period	$30,198	$29,566	$28,275	$27,864

Provision for loan losses	(547)	—	939	2,541

Loans charged off:
Commercial and industrial	—	—	(53)	(1,346)
Residential	(28)	(78)	(28)	(78)
Consumer	—	(5)	(64)	(7)
Total loans charged off	(28)	(83)	(145)	(1,431)

Recoveries:
Commercial and industrial	1,939	10	2,475	339
Residential	10	44	28	136
Consumer	—	—	—	88
Total recoveries	1,949	54	2,503	563

Net (charge offs) recoveries	1,921	(29)	2,358	(868)

Ending balance, June 30,	$31,572	$29,537	$31,572	$29,537

	September 30,	September 30,
	2015	2014
Loans:
Balance at period end	$2,918,057	$2,489,293
Allowance for loan losses to loans receivable net of fees	1.08%	1.19%
Annualized net charge-offs (recoveries) to average loans receivable	-0.12%	0.05%

Allocation of the Allowance for Loan Losses

At September 30, 2015 and December 31, 2014

(In thousands)

	September 30,		December 31,
	2015		2014
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$2,043	11.86%	$2,061	13.69%
Real estate - commercial	19,056	46.56%	17,820	48.65%
Real estate - construction	8,915	21.36%	6,105	16.82%
Real estate - residential	1,388	14.91%	1,954	15.58%
Home equity lines	144	5.15%	301	5.06%
Consumer	26	0.16%	34	0.20%

Total allowance for loan losses	$31,572	100.00%	$28,275	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At September 30, 2015 and December 31, 2014

(In thousands)

	September 30,	December 31,
	2015	2014
Nonaccruing loans	$638	$3,361

Loans contractually past-due 90 days or more and still accruing	—	—

Total nonperforming loans	$638	$3,361

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results.

Noninterest income for the three months ended September 30, 2015 and 2014 was $10.3 million and $8.5 million, respectively.  Realized and unrealized gains on mortgage banking activities, which are reported net of commission & incentive expense, totaled $8.1 million for the three months ended September 30, 2015 compared to $6.6 million for the same period of 2014.  For the nine months ended September 30, 2015, noninterest income was $43.6 million compared to $28.8 million for the same period of 2014.  Realized and unrealized gains on mortgage banking activities was $35.4 million for the nine months ended September 30, 2015 compared to $24.2 million for the same period of 2014.

The change in net gains from mortgage banking activities is mainly due to changes in the unrealized gains associated with the fair market value of our locked commitments and closed loans held for sale.  For the three and nine months ended September 30, 2015, the unrealized gains decreased $2.7 million and increased $4.9 million, respectively, compared to the same 2014 periods.  In accordance with GAAP, if a lender enters into a mortgage loan commitment with a customer and intends to sell the mortgage loan after it is funded, the written loan commitment is to be accounted for as a derivative instrument and is to be recorded at fair value through earnings.  George Mason enters into commitments where individual loans are “locked in” at a specified interest rate for a fixed period.  At the time of commitment, George Mason also enters into a forward contract with an investor to sell the loan at an agreed upon price if, and after, the loan is closed. This price represents the fair value of the “interest rate lock commitment” (“IRLC”) and is an unrealized gain that is included in earnings during the period of the IRLC.  This gain is also recognized earlier in earnings than the expenses associated with originating, underwriting and closing the loan and becomes designated as a hedge, which, under GAAP, are recognized by us at the time of loan sale to the investor.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing LHFS.  At any point in time (e.g. quarter end) the fair value of the existing IRLCs (not yet closed) and the premium to the basis of existing LHFS (loans closed but not yet purchased by investors) represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  This accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.

As mentioned, direct costs associated with loan origination, such as commission and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities.

For the three months ended September 30, 2015 and 2014, we closed $885.7 million and $826.8 million in mortgage originations, respectively.  For the nine months ended September 30, 2015 and 2014, we closed $2.82 billion and $2.22 billion, respectively.  The increase in mortgage originations is a result of the decreased interest rate environment which has increased existing home borrowers’ interest in refinancing their current mortgage.  As a result, refinance activity has increased to 32% of our total loan origination volume for the 2015 compared to 19% for the same period of 2014.

Investment fee income increased to $142,000 for the three months ended September 30, 2015 compared to $128,000 for the same period of 2014.  For the nine months ended September 30, 2015, investment fee income was $400,000 compared to $554,000.

The increase in the cash surrender value of our bank-owned life insurance for the three months ended September 30, 2015 and 2014 was $118,000 and $111,000, respectively.  For the year-to-date periods of 2015 and 2014, the increase in the cash surrender value of our bank-owned life insurance was $330,000 and $356,000, respectively.

During the second quarter of 2015, we recorded a litigation settlement of $3.0 million which also contributed to the increase in noninterest income for 2015.

Noninterest income represented 26% and 23% of our total revenues for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, noninterest income represented 34% and 26%, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended September 30, 2015 was $24.0 million, compared to $22.2 million for the same period of 2014, an increase of $1.8 million, or 8%.  For the nine months ended September 30, 2015, noninterest expense was $71.0 million compared to $73.2 million for the same period of 2014, a decrease of $2.2 million, or 3%.  The decrease is primarily attributable to our recording merger and acquisition expenses during 2014 as a result of our acquisition of UFBC.

For the quarter ended September 30, 2015, salaries and benefits expense increased to $13.4 million from $10.7 million for the quarter ended September 30, 2014.  For the nine months ended September 30, 2015 and 2014, salaries and benefits expense was $37.5 million and $33.6 million, respectively.  The increase in salaries and benefits expense during 2015 compared to 2014 is primarily a result of the increase in staffing and an increase in the variable component of compensation due to better than anticipated results for 2015 compared to the same period of 2014.

Occupancy expense was $2.5 million for the three months ended September 30, 2015 compared to $2.6 million for the same period of 2014.  For the nine months ended September 30, 2015 and 2014, occupancy expense was $7.3 million and $7.8 million, respectively.  The decrease in occupancy expense during 2015 as compared to 2014 is primarily attributable to the closing of several branch office locations during 2014.  As a result of our UFBC acquisition, we had five branch offices that overlapped existing markets. The decreases in depreciation expense and data processing & communications for 2015 compared to 2014 can be attributed to the cost savings we received post UFBC acquisition.

Professional fees were $852,000 and $783,000 for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, professional fees were $3.6 million and $2.5 million, respectively.  The increase in professional fees for 2015 was a result of increased legal fees as a result of litigation which was settled during the second quarter of 2015.

Income Taxes

For the three months ended September 30, 2015, we recorded a provision for income taxes of $5.2 million, compared to $4.7 million for the same period of 2014.  Our effective tax rate for the three months ended September 30, 2015 and 2014 was 31.9% and 33.3%, respectively.  For the nine months ended September 30, 2015 and 2014, provision for income taxes was $19.2 million and $11.4 million, respectively.  Our effective tax rate for the nine months ended September 30, 2015 and 2014 was 33.4% and 34.0%, respectively.  Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $3.88 billion and $3.40 billion at September 30, 2015 and December 31, 2014, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $430.3 million at September 30, 2015, compared to $348.2 million at December 31, 2014, an increase of $82.1 million.  The increase in investment securities was a result of purchases of approximately $107.5 million during the third quarter of 2015 in excess of maturities, sales, calls, and scheduled principal payments.  The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our investment securities portfolio.

Investment Securities

At September 30, 2015 and December 31, 2014

(In thousands)

	Amortized	Fair	Average
Available-for-sale at September 30, 2015	Cost	Value	Yield
U.S. government-sponsored agencies
Within one year	$6,052	$6,212	3.35%
One to five years	30,392	32,069	3.17%
Five to ten years	9,840	10,952	3.84%
After ten years	24,863	24,929	2.71%
Total U.S. government-sponsored agencies	71,147	74,162	3.12%

Mortgage-backed securities (1)
One to five years	2,039	2,123	2.66%
Five to ten years	46,804	49,454	3.26%
After ten years	113,047	116,444	3.08%
Total mortgage-backed securities	161,890	168,021	3.13%

Tax exempt municipal securities (2)
Within one year	3,717	3,785	4.39%
One to five years	13,696	14,475	3.09%
Five to ten years	30,024	31,562	3.52%
After ten years	87,717	90,579	3.20%
Taxable municipal securities
One to five years	2,745	3,003	5.04%
Five to ten years	1,501	1,684	4.90%
After ten years	33,887	33,943	3.30%
Total municipal securities	173,287	179,031	3.34%
Total investment securities available-for-sale	$406,324	$421,214	3.22%

	Amortized	Fair	Average
Held-to-maturity at September 30, 2015	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$6	$6	8.13%
Total mortgage-backed securities	6	6	8.13%

Pooled trust preferred securities
After ten years	3,851	3,435	1.14%
Total pooled trust preferred securities	3,851	3,435	1.14%
Total investment securities held-to-maturity	3,857	3,441	1.15%

Total investment securities	$410,181	$424,655	3.20%

	Amortized	Fair	Average
Available-for-sale at December 31, 2014	Cost	Value	Yield
U.S. government-sponsored agencies
Within one year	$499	$500	0.42%
One to five years	25,922	26,954	3.02%
Five to ten years	19,996	21,905	3.82%
After ten years	24,618	24,794	3.21%
Total U.S. government-sponsored agencies	71,035	74,153	3.29%

Mortgage-backed securities (1)
One to five years	4,761	4,857	2.79%
Five to ten years	32,846	34,595	3.39%
After ten years	81,201	86,029	3.59%
Total mortgage-backed securities	118,808	125,481	3.50%

Tax exempt municipal securities (2)
Within one year	4,178	4,270	4.19%
One to five years	9,123	9,601	3.15%
Five to ten years	32,080	33,834	3.57%
After ten years	79,770	83,639	3.38%
Taxable municipal securities
Five to ten years	4,258	4,712	4.99%
After ten years	996	1,066	5.33%
Total municipal securities	130,405	137,122	3.50%

Pooled trust preferred & corporate securities
Within one year	502	502	0.35%
After ten years	1,821	1,873	1.48%
Total pooled trust preferred & corporate securities	2,323	2,375	1.24%
Total investment securities available-for-sale	$322,571	$339,131	3.44%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2014	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$19	$19	8.10%
Total mortgage-backed securities	19	19	8.10%

Pooled trust preferred securities
After ten years	4,005	3,315	1.09%
Total pooled trust preferred securities	4,005	3,315	1.09%
Total investment securities held-to-maturity	4,024	3,334	1.13%

Total investment securities	$326,595	$342,465	3.41%

We complete reviews for other-than-temporary impairment at least quarterly.  As of September 30, 2015, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At September 30, 2015, 99% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

At September 30, 2015, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

At September 30, 2015, we own two pooled trust preferred securities which are classified as held-to-maturity within the investment securities portfolio.  We previously owned two additional pooled trust preferred securities in our available-for-sale portfolio as they did not qualify for exempt treatment as a covered fund under the Volcker Rule.  We would have been required to sell these bonds prior to July 2017, however, both securities paid off in full, the last of which was during June 2015.  As a result, during the second quarter of 2015, we recovered $180,000 of an other-than-temporary impairment charge which was recorded in December 2013.   No further impairment has been recorded for the remaining pooled trust preferred securities in our portfolio.

No other-than-temporary impairment has been recognized on the securities in our investment portfolio as of September 30, 2015.

We hold $13.9 million in FHLB stock at September 30, 2015, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $2.92 billion at September 30, 2015 and $2.58 billion at December 31, 2014.  See the following table for details on the loans receivable portfolio.

Loans held for sale at September 30, 2015 were $377.9 million compared to $315.3 million at December 31, 2014.  Loans closed at our mortgage subsidiary totaled $2.82 billion for the nine months ended September 30, 2015 compared to $2.22 million for the nine months ended September 30, 2014.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At September 30, 2015 and December 31, 2014

(In thousands)

	September 30, 2015		December 31, 2014

Commercial and industrial	$346,729	11.86%	$353,921	13.69%
Real estate - commercial	1,360,624	46.56%	1,257,854	48.65%
Real estate - construction	624,127	21.36%	434,908	16.82%
Real estate - residential	435,845	14.91%	402,678	15.58%
Home equity lines	150,541	5.15%	130,885	5.06%
Consumer	4,745	0.16%	5,083	0.20%

Gross loans	$2,922,611	100.00%	2,585,329	100.00%

Net deferred (fees) costs	(4,554)		(4,215)
Less: allowance for loan losses	(31,572)		(28,275)

Loans receivable, net	$2,886,485		$2,552,839

Deposits

Total deposits were $2.94 billion at September 30, 2015 compared to $2.54 billion at December 31, 2014.  See the following table for details on certificates of deposit with balances of $250,000 or more.

Certificates of Deposit that Meet or Exceed FDIC Insurance Limit

At September 30, 2015

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$33,833	$57,942	$91,775
Over three months through six months	45,150	4,282	49,432
Over six months through twelve months	20,397	10,377	30,774
Over twelve months	97,059	9,419	106,478
	$196,439	$82,020	$278,459

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At September 30, 2015 and December 31, 2014, we had $31.1 million and $32.3 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $388.3 million and $278.1 million at September 30, 2015 and December 31, 2014, respectively. We use this type of funding to lock in low cost term funding to support mortgage loans we originate and intend to sell.

Borrowings

Other borrowed funds were $469.0 million at September 30, 2015 compared to $438.0 million at December 31, 2014.  FHLB advances at September 30, 2015 and December 31, 2014 were $255.0 million and $240.0 million, respectively.  Customer repurchase agreements increased $25.9 million to $129.6 million at September 30, 2015 compared to $103.7 million at December 31, 2014.  We had federal funds purchased of $60.0 million outstanding at September 30, 2015 compared to $70.0 million at December 31, 2014.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At September 30, 2015

(In thousands)

		Maturity or		Amount
Advance Date	Term of Advance	Call Date	Interest Rate	Outstanding
Sep-15	1 month	Oct-15	0.22%	$25,000
Total short-term FHLB advances and weighted average rate			0.22%	$25,000

Other short-term borrowed funds:
Customer repurchase agreements			0.11%	$129,647
Federal Funds Purchased			0.34%	60,000
Total other short-term borrowed funds and weighted average rate			0.18%	$189,647

Other borrowed funds:
Trust preferred			2.98%	$24,372
FHLB advances - long term			2.81%	230,000
Other borrowed funds and weighted average rate			2.83%	$254,372

Total other borrowed funds and weighted average rate			1.62%	$469,019

Shareholders’ Equity

Shareholders’ equity at September 30, 2015 was $405.2 million compared to $377.3 million at December 31, 2014, an increase of $27.9 million, or 7%. The increase in shareholders’ equity at September 30, 2015 compared to December 31, 2014 is primarily attributable to net income of $38.3 million recorded for the nine months ended September 30, 2015 less dividends of $10.6 million that were declared during 2015.  In addition, accumulated other comprehensive income decreased $2.3 million for the nine months ended September 30, 2015.

Book value per share at September 30, 2015 was $12.58 compared to $11.76 at December 31, 2014. Tangible book value per share (which is book value per share less goodwill and other intangible assets) at September 30, 2015 was $11.44 compared to $10.60 at December 31, 2014.

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

For the three months ended September 30, 2015, the commercial banking segment recorded net income of $11.0 million compared to $10.4 million for the same period of 2014.  For the nine months ended September 30, 2015 and 2014, this segment recorded net income of $29.6 million and $23.5 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At September 30, 2015, total assets for this segment were $3.81 billion, loans receivable, net of deferred fees and costs, were $2.92 billion and total deposits were $2.94 billion. At September 30, 2014, total assets for this segment were $3.26 billion, loans receivable, net of deferred fees and costs, were $2.49 billion and total deposits were $2.42 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market.

For the three months ended September 30, 2015 and 2014, the mortgage banking segment recorded net income of $631,000 and net loss of $76,000, respectively.  For the nine months ended September 30, 2015 and 2014, net income recorded in this segment was $9.0 million and $1.9 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At September 30, 2015, total assets for this segment were $421.1 million; loans held for sale were $377.9 million and mortgage funding checks were $20.4 million. At September 30, 2014, total assets for this segment were $352.6 million; loans held for sale were $313.5 million and mortgage funding checks were $15.5 million.

Wealth Management Services

The wealth management services segment provides investment and financial services to businesses and individuals, including financial planning, retirement/estate planning, and investment management.

For the three months ended September 30, 2015 and 2014, the wealth management services segment recorded net income of $12,000 and $3,000, respectively.  For the nine months ended September 30, 2015 and 2014, net income recorded in this segment was $17,000 and $106,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At September 30, 2015, total assets were $2.4 million and managed and custodial assets were $267 million. At September 30, 2014, total assets were $2.4 million and managed and custodial assets were $265 million.

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

Total risk-based capital to risk-weighted assets under the new regulatory standard was 11.47% at September 30, 2015 compared to 11.78% at December 31, 2014 (which was calculated under the previous regulatory capital rules).  Our Tier 1 risk-based capital ratios under the new regulatory standard was 10.59% at September 30, 2015 compared to 10.89% at December 31, 2014 (which was calculated under the previous regulatory capital rules).  Common equity Tier 1 capital was 9.91% at September 30, 2015, the third reporting period this capital ratio was required to be calculated.

Accordingly, our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions at both September 30, 2015 and December 31, 2014.

The following table shows the minimum capital requirements and our capital position at September 30, 2015 and December 31, 2014 for the Company and for the Bank.

Capital Components

At September 30, 2015 and December 31, 2014

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Financial Corporation (Consolidated):	Amount	Ratio	Amount		Ratio	Amount		Ratio

At September 30, 2015
Total risk-based capital	$419,504	11.47%	$292,602	>	8.00%	$365,753	>	10.00%
Tier I risk-based capital	387,429	10.59%	219,452	>	6.00%	292,602	>	8.00%
Common Equity Tier 1 risk-based capital	362,429	9.91%	164,589	>	4.50%	237,739	>	6.50%
Leverage capital ratio	387,429	10.46%	148,186	>	4.00%	185,232	>	5.00%

At December 31, 2014
Total risk-based capital	$383,704	11.78%	$260,653	>	8.00%	$325,816	>	10.00%
Tier I risk-based capital	354,843	10.89%	130,326	>	4.00%	195,490	>	6.00%
Leverage capital ratio	354,843	10.81%	131,273	>	4.00%	164,091	>	5.00%

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio

At September 30, 2015
Total risk-based capital	$413,099	11.40%	$289,872	>	8.00%	$362,339	>	10.00%
Tier I risk-based capital	381,025	10.52%	217,404	>	6.00%	289,872	>	8.00%
Common Equity Tier 1 risk-based capital	381,025	10.52%	163,053	>	4.50%	235,521	>	6.50%
Leverage capital ratio	381,025	10.35%	147,310	>	4.00%	184,138	>	5.00%

At December 31, 2014
Total risk-based capital	$379,979	11.73%	$259,221	>	8.00%	$324,026	>	10.00%
Tier I risk-based capital	351,118	10.84%	129,610	>	4.00%	194,416	>	6.00%
Leverage capital ratio	351,118	10.75%	130,613	>	4.00%	163,266	>	5.00%

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At September 30, 2015 and December 31, 2014, we had $31.1 million and $32.3 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $388.3 million and $278.1 million at September 30, 2015 and December 31, 2014, respectively.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $453.7 million at September 30, 2015 or 11.7% of total assets. We held investments that are classified as held-to-maturity in the amount of $3.9 million at September 30, 2015. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta (“FHLB”) with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at September 30, 2015 was $681.6 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $158.0 million at September 30, 2015. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable.

The required payments under such obligations are detailed in the following table.

Contractual Obligations

At September 30, 2015

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$738,878	$400,090	$260,068	$49,602	$29,118

Brokered certificates of deposit	419,461	201,908	217,553	—	—

Advances from the Federal Home Loan Bank of Atlanta	255,000	60,000	120,000	10,000	65,000

Trust preferred securities	24,372	—	—	—	24,372

Operating lease obligations	32,827	7,290	11,155	7,655	6,727

Total	$1,470,538	$669,288	$608,776	$67,257	$125,217

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

At September 30, 2015 and December 31, 2014, commitments to extend credit were $1.29 billion and $1.52 billion, respectively.  Standby letters of credit were $35.6 million and $33.9 million at September 30, 2015 and December 31, 2014, respectively. Commitments to extend credit of $316.7 million at September 30, 2015 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $194.9 million as of December 31, 2014.  The increase in mortgage loan funding commitments is related to the increased origination production at George Mason during the third quarter of 2015 as compared to the fourth quarter of 2014.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. We evaluate the merits of each claim and estimate the reserve based on actual and expected claims received and consider the historical amounts paid to settle such claims.  We have taken steps to limit our exposure to such loan repurchases through agreements entered into with various investors.  As a result, we receive a limited number of additional claims.  As of September 30, 2015, the reserve for loan repurchases had a balance of $150,000.

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

At September 30, 2015, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.9% in a down 100 basis point scenario and would increase by less than 1.7% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.6% in a down 100 basis point scenario and would increase less than 3.4% in an up 200 basis point scenario.

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

At September 30, 2015, our asset/liability position was neutral based on our interest rate sensitivity model.  Our net interest income would decrease by less than 0.9% in a down 100 basis point scenario and would increase by less than 1.7% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 1.6% in a down 100 basis point scenario and would increase less than 3.4% in an up 200 basis point scenario.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. Except as described below, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or are likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified above, the Company has implemented changes to its internal control over financial reporting, including hiring a qualified and highly experienced Credit Administrator and a Quality Control Supervisor, and creating a step-by-step checklist of the key elements related to the recording of new or modified loans into the loan sub-ledger system to ensure completeness and accuracy of all inputs.  The Company is currently testing the remediation efforts as of the date of this filing.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended September 30, 2015, we did not purchase shares of our common stock.

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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: November 6, 2015	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2015	/s/ Jennifer L. Deacon
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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes.