Form 10-K
period 2015-12-31
CARDINAL FINANCIAL CORP
filed 2016-03-15
CIK 1060523

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2015: $674,246,902.

         The number of shares outstanding of Common Stock, as of March 4, 2016, was 32,407,645.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

        We own Cardinal Bank (the "Bank"), a Virginia state-chartered community bank with 31 banking offices located in Northern Virginia, Maryland and the greater Washington, D.C. metropolitan area. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

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

        George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts and mandatory basis through 17 offices located throughout the metropolitan Washington, D.C. region. George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $3.6 billion in 2015 and $3.0 billion in 2014. George Mason sells its mortgage loans to third party investors servicing released. The profitability of George Mason is cyclical as loan production levels are sensitive to changes in the level of interest rates and changes in local home buying activity, which may be seasonal or may be caused by tightening credit conditions or a deteriorating local economy.

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

        Expand our lending activities.    As of December 31, 2015, we have increased our legal lending limit to over $63.6 million as a result of retained earnings and our successful capital raise efforts during 2009. The increase in our legal lending limit allows us to further expand our commercial and real estate lending activities. It also improves our ability to seek business from larger government contractors, businesses who we believe are conservatively operated, and well capitalized residential homebuilders. Our goal is to aggressively grow our loan portfolio while maintaining superior asset quality through conservative underwriting practices as we operate in this challenging economic environment.

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

        Based on 2014 estimates released by the U.S. Census Bureau, the population of the greater Washington metropolitan area was approximately 6.03 million people, the seventh largest statistical area in the country. The median annual household income for this area in 2013 was approximately $90,149, which makes it one of the wealthiest regions in the country. For 2015, based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor, the unemployment rate for the greater Washington metropolitan area was approximately 3.8%, compared to a national unemployment rate of 5.0%. As of June 30, 2015, total deposits in this area were approximately $214.7 billion as reported by the Federal Deposit Insurance Corporation ("FDIC").

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

        Of the $215 billion in bank deposits in the greater Washington region at June 30, 2015, approximately 82% were held by banks that are either based outside of the greater Washington region or are operating wholesale banks that generate deposits nationally. Excluding institutions based outside our region, we have grown to the fourth largest financial institution headquartered in the greater Washington region as measured by total deposits. By providing competitive products and more personalized service and being actively involved in our local communities, we believe we can continue to increase our share of this deposit market.

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

        The principal business of George Mason is to originate residential loans for sale into the secondary market. These loans are closed and serviced by George Mason on an interim basis pending their ultimate sale to a permanent investor. The mortgage subsidiary funds these loans through a line of credit from Cardinal Bank and cash available through its own operations. George Mason's income on these loans is generated from the fees it charges its customers, the gains it recognizes upon the sales of loans and the interest income it earns prior to the delivery of the loan to the investor. Costs associated with these loans are primarily comprised of salaries and commissions paid to loan originators and support personnel, interest expense incurred on funds borrowed to hold the loans pending sale and other expenses associated with the origination of the loans.

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

        The mortgage banking segment's business is both cyclical and seasonal. The cyclical nature of its business is influenced by, among other things, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy. Historically, the mortgage banking segment has its lowest levels of quarterly loan closings during the first quarter of the year. However, the decrease in mortgage interest rates during the first quarter of 2015 increased refinancing activity for George Mason as it did for other mortgage banking entities, and contributed to our increased loan origination activity for the full 2015 year as compared to 2014.

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

Lending

        We offer a full range of short to long-term commercial, real estate and consumer lending products and services, which are described in further detail below. We have established target percentage goals for each type of loan to insure adequate diversification of our loan portfolio. These goals, however, may change from time to time as a result of competition, market conditions, employee expertise, and other factors. Commercial and industrial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 12%, 49%, 19%, 15%, 5% and less than 1%, respectively of our loan portfolio at December 31, 2015.

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

Employees

        At December 31, 2015, we had 851 full-time equivalent employees. None of our employees are represented by any collective bargaining unit. We believe our relations with our employees are good.

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

Capital Requirements

        In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implemented the "Basel III" regulatory capital reforms and changes required by the Financial Reform Act. The final rule includes new minimum risk-based capital and leverage ratios which were effective for us on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios.

        Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of "Tier 1 Capital," which is defined as common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of "Tier 2 Capital", which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. In summary, the capital measures used by the federal banking regulators are:

  •
  Total Risk-Based Capital ratio, which is the total of Tier 1 Risk-Based Capital (which includes common shareholders' equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments) and Tier 2 Capital (which includes preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets and other adjustments) as a percentage of total risk-weighted assets

  •
  Tier 1 Risk-Based Capital ratio (Tier 1 capital divided by total risk-weighted assets)

  •
  A new Common Equity Tier I ("CET1") Capital ratio (which includes common shareholders' equity less disallowed intangibles adjusted for associated deferred tax liabilities) as a percentage of total risk-weighted assets and

  •
  the Leverage ratio (Tier 1 capital divided by adjusted average total assets).

        The new minimum capital requirements under Basel III are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%.

        The Financial Reform Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which result in more stringent capital requirements. Under the Collins Amendment to the Financial Reform Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, bank holding companies on a consolidated basis. These minimum requirements cannot be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. Accordingly, our trust preferred securities will continue to qualify as Tier 1 capital.

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

        At December 31, 2015, the Company and its banking subsidiary met all capital adequacy requirements under the Basel III capital rules. We are considered "well-capitalized" at December 31, 2015 and, in addition, our bank subsidiary maintained sufficient capital to remain in compliance with capital requirements and is considered "well-capitalized" at December 31, 2015.

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

Federal Reserve System

        In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts and demand deposit accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements. Effective January 2016, the first $15.2 million of balances will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction account balances over $15.2 million to and including $110.2 million. A 10% reserve ratio will be applied to amounts in net transaction account balances in excess of $110.2 million. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of our interest-earning assets. Beginning October 2008, the Federal Reserve Banks pay financial institutions interest on their required reserve balances and excess funds deposited with the Federal Reserve. The interest rate paid is the targeted federal funds rate.

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

        We are headquartered in Northern Virginia, and our market is the greater Washington, D.C. metropolitan area. Because our lending and deposit-gathering activities are concentrated in this market, we will be affected by the general economic conditions in the greater Washington area, which may, among other factors, be impacted by the level of federal government spending. Federal government cuts in spending could severely impact negatively the unemployment rate in our region and business development activity. Changes in the economy, and government spending in particular, may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors, would impact these local economic conditions and the demand for banking products and services generally, and could negatively affect our financial condition and performance.

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

        In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Financial Reform Act. The final rule includes new minimum risk-based capital and leverage ratios which became effective for us on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories.

        The application of these more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect our future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements.

        At December 31, 2015, the Company and its banking subsidiary met all capital adequacy requirements under the Basel III capital rules.

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

        We may not be able to achieve fully the strategic objectives and operating efficiencies expected in our acquisition of UFBC. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which we operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition; we may lose key personnel, either from the acquired entity or from us; and we may not be able to control the incremental increase in noninterest expense arising from thethethe acquisition in a manner that improves our overall operating efficiencies. These factors could contribute to our not achieving the expected benefits from acquisitions within desired time frames, if at all. Future business acquisitions could be material to us and we may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders' ownership interests. Acquisitions also could require us to use substantial cash or other liquid assets or to incur debt; we could therefore become more susceptible to economic downturns and competitive pressures.

We have goodwill and other intangibles that may become impaired, and thus result in a charge against earnings.

        At December 31, 2015, we had $10.1 million of goodwill related to the George Mason acquisition and $24.9 million related to acquisitions that occurred within the commercial banking segment of our Company. Goodwill and other intangibles are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred.

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

        At December 31, 2015, we owned two pooled trust preferred securities which are classified as held-to-maturity within the investment securities portfolio. The par and carrying values of these securities were each $3.8 million at December 31, 2015. The collateral underlying these structured securities are instruments issued by financial institutions. We own the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. One security has a composite rating of AA and the other security has a composite rating of A. Observable trading activity remains limited for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired. However, if there are additional deferrals or defaults that impact the contractual cash flows within the tranches we own, we may be required to record an other-than-temporary impairment related to these securities, which could adversely affect our results of operations and financial condition.

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

        At December 31, 2015, our portfolio of commercial and industrial and commercial real estate (including construction) totaled $2.5 billion, or 80% of total loans. We plan to continue to emphasize the origination of loans to small and medium-sized businesses as well as government contractors, professionals, such as physicians, accountants and attorneys, and commercial real estate developers and builders, which generally exposes us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and cash flows of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan. In addition, these small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected. This concentration also exposes us more to the market risks of real estate sales leasing and other activity in the areas we serve. An adverse change in local real estate conditions and markets could materially adversely affect the values of our loans and the real estate held as collateral for such loans, and materially affect our results of operations and financial condition.

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

        We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our Executive Chairman, Bernard H. Clineburg, and our other executive and senior lending officers. We have entered into employment agreements with Mr. Clineburg and several other executive officers. The existence of such agreements, however, does not necessarily assure us that we will be able to continue to retain their services. The unexpected loss of Mr. Clineburg or other key employees could have a significant adverse effect on our business and possibly result in reduced revenues and earnings. We maintain bank owned life insurance policies on all of our corporate executives, of which we are the beneficiary.

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

        We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Even so, we continue to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operations and financial condition.

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

        Our ability to pay dividends is limited by banking laws and regulations and the need to maintain sufficient consolidated capital in the Company and in our subsidiaries. The ability of our bank subsidiary to pay dividends to us is limited by its obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on its dividends under federal and state bank regulatory requirements. In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred debt) on our financial condition. These guidelines also require that we review our net income for the current and past four quarters, and the level of dividends on common stock and other Tier 1 capital instruments for those periods, as well as our projected rate or earnings retention. Under the Federal Reserve's policy, the board of directors of a bank holding company should also consider different factors to ensure that its dividend level is prudent relative to the organization's financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer, or significantly reduce bank holding company's dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. If we do not satisfy these regulatory requirements or the Federal Reserve's policies, we will be unable to pay dividends on our common stock.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Cardinal Bank, excluding its George Mason subsidiary, conducts its business from 31 branch offices. Nine of these facilities are owned and 22 are leased. Leased branch banking facilities range in size from 457 square feet to 9,000 square feet. Our leases on these facilities expire at various dates through 2025, and all but three of our leases have renewal options. Seventeen of our branch banking locations have drive-up banking capabilities and all have ATMs.

        Cardinal Wealth Services, Inc. conducts its business from one of Cardinal Bank's branch facilities.

        George Mason conducts its business from 16 leased facilities which range in size from 4,079 square feet to 44,322 square feet. The leases have various expiration dates through 2019 and 10 of their 16 locations have renewal options.

        Our headquarters facility in Tysons Corner, Virginia comprises 41,818 square feet of leased office space. This lease expires in January 2022 and has renewal options. In addition to housing various administrative functions—including accounting, data processing, compliance, treasury, marketing, deposit and loan operations—certain members of our commercial and industrial and commercial real estate lending functions and various other departments are located there.

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

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market Price for Common Stock and Dividends.    Our common stock is currently listed for quotation on the Nasdaq Global Select Market under the symbol "CFNL." As of March 4, 2016, our common stock was held by 628 shareholders of record. In addition, we estimate that there were 8,360 beneficial owners of our common stock who own their shares through brokers or banks.

        The high and low sale prices per share for our common stock for each quarter of 2015 and 2014 as reported on the market at the time and dividends declared during those periods were as follows:

Periods Ended	High	Low	Dividends
2015
First Quarter	$20.52	$17.62	$0.11
Second Quarter	22.47	19.72	0.11
Third Quarter	24.20	21.11	0.11
Fourth Quarter	24.99	21.68	0.12
2014
First Quarter	$19.02	$16.24	$0.08
Second Quarter	18.80	15.93	0.08
Third Quarter	19.14	17.02	0.10
Fourth Quarter	20.19	16.32	0.11

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

        Since the inception of the program, we have purchased 477,608 shares of our common stock at a total cost of $4.1 million. All of these shares have been cancelled and retired. No shares were repurchased during 2015.

        Stock Performance Graph.    The graph set forth below shows the cumulative shareholder return on the Company's Common Stock during the five-year period ended December 31, 2015, as compared with: (i) an overall stock market index, the NASDAQ Composite; and (ii) a published industry index, the SNL Bank Index. The stock performance graph assumes that $100 was invested on December 31, 2010 in our common stock and each of the comparable indices and that dividends were reinvested.

Total Return Performance

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Cardinal Financial Corporation	100.00	93.37	143.83	161.01	180.97	211.98
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank	100.00	77.44	104.51	143.49	160.40	163.14

Item 6.    Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data:
Interest income	$140,465	$128,863	$114,115	$115,050	$102,878
Interest expense	24,071	21,163	21,770	24,047	23,716

Net interest income	116,394	107,700	92,345	91,003	79,162
Provision for loan losses	1,388	1,938	(32)	7,123	6,910

Net interest income after provision for loan losses	115,006	105,762	92,377	83,880	72,252
Non-interest income	52,692	39,178	29,911	63,392	34,333
Non-interest expense	96,298	96,228	84,603	79,317	64,465

Net income before income taxes	71,400	48,712	37,685	67,955	42,120
Provision for income taxes	24,066	16,029	12,175	22,658	14,122

Net income	$47,334	$32,683	$25,510	$45,297	$27,998

Balance Sheet Data:
Total assets	$4,029,921	$3,399,134	$2,894,230	$3,039,187	$2,602,716
Loans receivable, net of fees	3,056,310	2,581,114	2,040,168	1,803,429	1,631,882
Allowance for loan losses	31,723	28,275	27,864	27,400	26,159
Loans held for sale	383,768	315,323	373,993	785,751	529,500
Total investment securities	423,794	348,222	359,686	286,420	310,543
Total deposits	3,032,771	2,535,330	2,058,859	2,243,758	1,775,260
Other borrowed funds	537,965	437,995	475,232	392,275	510,385
Total shareholders' equity	413,147	377,321	320,532	308,066	257,817
Common shares outstanding	32,373	32,078	30,333	30,226	29,199
Per Common Share Data:
Basic net income	$1.45	$1.01	$0.83	$1.53	$0.95
Fully diluted net income	1.43	1.00	0.82	1.51	0.94
Book value	12.76	11.76	10.57	10.19	8.83
Tangible book value(1)	11.63	10.60	10.23	9.85	8.47
Performance Ratios:
Return on average assets	1.29%	1.02%	0.92%	1.70%	1.27%
Return on average equity	11.76	8.82	7.96	16.02	11.58
Dividend payout ratio	0.30	0.33	0.27	0.13	0.12
Net interest margin(2)	3.37	3.59	3.52	3.61	3.81
Efficiency ratio(3)	56.95	65.52	69.20	51.37	56.80
Non-interest income to average assets	1.44	1.23	1.07	2.37	1.56
Non-interest expense to average assets	2.62	3.01	3.04	2.97	2.92
Loans receivable, net of fees to total deposits	100.78	101.81	99.09	80.38	91.92
Asset Quality Ratios:
Net charge-offs to average loans receivable, net of fees	(0.07)%	0.06%	(0.03)%	0.35%	0.34%
Nonperforming loans to loans receivable, net of fees	0.02	0.17	0.11	0.42	0.91
Nonperforming loans to total assets	0.01	0.13	0.08	0.25	0.57
Allowance for loan losses to nonperforming loans	6,100.58	628.75	1,204.15	359.30	176.45
Allowance for loan losses to loans receivable, net of fees	1.04	1.10	1.37	1.52	1.60
Capital Ratios:
Tier 1 risk-based capital	10.52%	10.89%	11.85%	11.94%	11.29%
Total risk-based capital	11.37	11.78	12.89	13.04	12.49
Common Equity Tier 1 capital	9.86	N/A	N/A	N/A	N/A
Leverage capital ratio	10.18	10.81	11.70	10.49	10.14

	Years Ended December 31,
	2015	2014	2013	2012	2011
Other:
Average shareholders' equity to average total assets	10.97%	11.59%	11.52%	10.59%	10.95%
Average loans receivable, net of fees to average total deposits	97.43%	98.20%	86.91%	83.43%	93.27%
Average common shares outstanding:
Basic	32,744	32,392	30,687	29,654	29,401
Diluted	33,208	32,824	31,077	29,996	29,784

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2015 and 2014 and the results of our operations for the years ended December 31, 2015, 2014, and 2013. The discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

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

        We own Cardinal Bank (the "Bank"), a Virginia state-chartered community bank with 31 banking offices located in Northern Virginia and the greater Washington, D.C. metropolitan area. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

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

        George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through 17 offices located throughout the metropolitan Washington region. George Mason does business in eight states, primarily Virginia and Maryland, and the District of Columbia. George Mason is one of the largest residential mortgage originators in the greater Washington, D.C. metropolitan area, generating originations of approximately $3.6 billion in 2015 and $3.0 billion in 2014. George Mason's primary sources of revenue include loan origination fees, net interest income earned on loans held for sale, and gains on sales of loans. At the time we enter into an interest rate lock arrangement with the borrower, we enter into a loan forward sale commitment with a third party. Our mortgage loans are then sold servicing released.

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

        The mortgage banking segment's business is both cyclical and seasonal. The cyclical nature of its business is influenced by, among other factors, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy. Historically, the mortgage banking segment has its lowest levels of quarterly loan closings during the first quarter of the year. However, the decrease in mortgage interest rates during the first quarter of 2015 increased refinancing activity for George Mason as it did for other mortgage banking entities, and contributed to our increased loan origination activity for the full 2015 year as compared to 2014.

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

        We formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and pay interest at a rate equal to LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly. These securities are redeemable at par. The interest rate on this debt was 2.91% at December 31, 2015. We have guaranteed payment of these securities. The $20.6 million payable by us to Cardinal Statutory Trust I is included in other borrowed funds in the consolidated statements of condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as we are not the primary beneficiary of this entity. We utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

        In connection with the UFBC acquisition, we acquired all of the voting and common shares of UFBC Capital Trust I (the "UFBC Trust"), which is a wholly-owned subsidiary established for the sole purpose of issuing $5.0 million of floating rate junior subordinated deferrable interest debentures. These trust preferred securities are due in 2035 and have an interest rate of LIBOR plus 2.10%, which adjusts quarterly. At December 31, 2015, the interest rate on trust preferred securities was 2.61%. The UFBC Trust is an unconsolidated subsidiary since we are not the primary beneficiary of this entity. The additional $155,000 that is payable by us to the UFBC Trust represents the unfunded capital investment in the UFBC Trust.

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

        Net interest income and non-interest income represented the following percentages of total revenue, which is calculated as net interest income plus non-interest income, for the three years ended December 31, 2015:

	Net Interest Income	Non-Interest Income
2015	68.8%	31.1%
2014	73.3%	26.7%
2013	75.5%	24.5%

        Non-interest income represented a larger portion of our total revenue for 2015 relative to 2014 as a result of a significant increase in gains realized and unrealized on mortgage loans held for sale. In addition to an increase in originations in 2015 compared to 2014, we also experienced an increase in gain on sale margins of approximately 20 basis points which was result of implementing our mandatory delivery loan sale program during the last six months of 2015. For 2014, non-interest income was a larger portion of our total revenue base compared to 2013 as the rate compression we experienced on gain on sale margins for loans sold during 2013 subsided during 2014 as the interest rate environment was not as volatile during 2014 as compared to 2013.

2015 Economic Environment

        The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms. The U.S. economy grew during 2015 for the seventh consecutive year. While economic growth struggled to reach 2% during 2015, the labor market continued to improve. Employment gains were generally steady as the national unemployment rate fell to 5.0% by year end. With steady employment gains and continued low oil prices, consumer spending increased at a strong pace for most of 2015 and residential construction gained momentum. Nationally, home prices continued to rise by more than 5% during 2015 as equity markets remained fairly unchanged. U.S. Treasury yields were unstable during 2015 but began to rise modestly over the year as a Federal Reserve rate increase was expected. At its final meeting in 2015, the Federal Open Market Committee raised its targeted Federal funds rate by 25 basis points, its first rate increase in over nine years.

        Although global economic conditions remain unsettled, the metropolitan Washington, D.C. area, the region we operate in, continued to perform relatively well, compared to other regions. As we believe that our region has weathered the recession better than most over the past several years, a protracted low interest rate environment, and the burden of regulatory requirements enacted in response to the recent financial crisis made for a challenging 2015. The housing industry and unemployment indicators improved during 2015 compared to 2014, where the effect of federal sequestration and spending cuts dampened economic growth and employment in defense-related professional and business service sectors. Progress in the near future for employment and the housing industry is uncertain given the prospect for higher long-term interest rates. We continue to consider future economic events and their impact on our performance.

        The unemployment rate in the Washington, D.C. metropolitan area decreased in tandem to the national unemployment rate to 3.8%, and commercial and residential real estate values held up well compared to other regions.

        Our credit quality continues to remain strong despite the challenging economic environment. At December 31, 2015, we had nonaccrual loans totaling $451,000 and no loans contractually past due 90 days or more as to principal or interest and still accruing. We recorded annualized net recoveries of 0.07% of our average loans receivable for the year ended December 31, 2015. As a result of a decrease in mortgage interest rates during the first quarter of 2015, refinancing originations from our mortgage banking segment increased significantly during 2015 to 31% of total originations for the full year 2015 compared to 21% of total originations for 2014.

        Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $3.8 million in par value of pooled trust preferred securities, which are significantly below book value as of December 31, 2015 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.

        We expect challenging economic and operating conditions and an evolving regulatory regime to continue for the foreseeable future. These conditions could continue to affect the markets in which we do business and could adversely impact our results for 2016. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions and the nature of new banking regulations.

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

Purchased Credit-Impaired Loans

        Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of UFBC, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). At December 31, 2015, there was no reserve for impairment of PCI loans within our allowance for loan losses.

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

Accounting for Impairment Testing of Goodwill

        We have adopted Accounting Standards Update 2011-08 ("ASU 2011-08"), Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. We perform our annual review of the goodwill during the third quarter.

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

Financial Overview

        For the year ended December 31, 2015, we reported net income of $47.3 million on a consolidated basis. The commercial banking segment recorded net income of $39.2 million and our mortgage banking segment recorded net income of $9.2 million. The wealth management services business segment reported net income of $37,000 for the year ended December 31, 2015.

        For the year ended December 31, 2014, we reported net income of $32.7 million on a consolidated basis. The commercial banking segment recorded net income of $34.4 million and our mortgage banking segment recorded a net loss of $2.7 million. The wealth management services business segment reported net income of $135,000 for the year ended December 31, 2014.

2015 Compared to 2014

        At December 31, 2015, total assets were $4.03 billion, an increase of 18.6%, or $630.8 million, from $3.40 billion at December 31, 2014. Total loans receivable, net of deferred fees and costs, increased 18.4%, or $475.2 million, to $3.06 billion at December 31, 2015, from $2.58 billion at December 31, 2014. Total investment securities increased by $75.6 million, or 21.7%, to $423.8 million at December 31, 2015, from $348.2 million at December 31, 2014. Total deposits increased 19.6%, or $497.4 million, to $3.03 billion at December 31, 2015, from $2.54 billion at December 31, 2014. Other borrowed funds, which primarily include customer repurchase agreements, federal funds sold and Federal Home Loan Bank ("FHLB") advances, increased $100.0 million to $538.0 million at December 31, 2015, from $438.0 million at December 31, 2014.

        Shareholders' equity at December 31, 2015 was $413.1 million, an increase of $35.8 million from $377.3 million at December 31, 2014. The increase in shareholders' equity was attributable to the recognition of net income of $47.3 million less dividends paid to shareholders totaling $14.2 million for the year ended December 31, 2015. Changes in accumulated other comprehensive income decreased shareholders' equity $3.1 million during 2015. Accumulated other comprehensive income decreased for the year ended December 31, 2015 primarily as a result of the decrease in market value of our available-for-sale investment securities portfolio. Total shareholders' equity to total assets for December 31, 2015 and 2014 was 10.3% and 11.1%, respectively. Book value per share at December 31, 2015 and 2014 was $12.76 and $11.76, respectively. Total risk-based capital to risk-weighted assets was 11.37% at December 31, 2015 compared to 11.78% at December 31, 2014. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2015.

        We recorded net income of $47.3 million, or $1.43 per diluted common share, for the year ended December 31, 2015, compared to net income of $32.7 million, or $1.00 per diluted common share, in 2014. Net interest income increased $8.7 million to $116.4 million for the year ended December 31, 2015, compared to $107.7 million for the year ended December 31, 2014, a result of increase in interest earning assets. Provision for loan losses was $1.4 million for the year ended December 31, 2015, compared to $1.9 million for 2014. Non-interest income increased $13.5 million to $52.7 million for the year ended December 31, 2015 as compared to $39.2 million for 2014 due primarily to an increase in realized and unrealized gains on mortgage banking activities from our mortgage banking business segment. Non-interest expense was $96.3 million for the year ended December 31, 2015 compared to $96.2 million for the year ended December 31, 2014. An increase in salaries and benefits expense during 2015 was offset by a decrease in merger and acquisition expense as we added to the sales and operational staffing areas of the Company over the past year as a result of our continued growth and increased regulatory environment in addition to an increase in the variable component of compensation expense.

        The return on average assets for the years ended December 31, 2015 and 2014 was 1.29% and 1.02%, respectively. The return on average equity for the years ended December 31, 2015 and 2014 was 11.76% and 8.82%, respectively.

2014 Compared to 2013

        At December 31, 2014, total assets were $3.40 billion, an increase of 17.5%, or $504.9 million, from $2.89 billion at December 31, 2013. Total loans receivable, net of deferred fees and costs, increased 26.5%, or $540.9 million, to $2.58 billion at December 31, 2014, from $2.04 billion at December 31, 2013. Total investment securities decreased by $11.5 million, or 3.2%, to $348.2 million at December 31, 2014, from $359.7 million at December 31, 2013. Total deposits increased 23.1%, or $476.5 million, to $2.54 billion at December 31, 2014, from $2.06 billion at December 31, 2013. Other borrowed funds decreased $37.2 million to $438.0 million at December 31, 2014, from $475.2 million at December 31, 2013.

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

        See the table below for the components of our calculation of our efficiency ratio as of December 31, 2015, 2014, and 2013. Our efficiency ratio decreased during 2015 as compared to 2014 because of a combined increase in net interest income and non-interest income, specifically income related to our mortgage banking business segment, while maintaining non-interest expense during 2015 at the same level as for 2014.

 Efficiency Ratio Calculation
Years Ended December 31, 2015, 2014, and 2013
(In thousands, except per share data)

Calculation of efficiency ratio(1):	2015	2014	2013
Net interest income	$116,394	$107,700	$92,345
Non-interest income	52,692	39,178	29,911

Total net interest income and non-interest income for efficiency ratio	169,086	146,878	122,256

Non-interest expense	96,298	96,228	84,603
Efficiency ratio	56.95%	65.52%	69.20%

(1)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income

Statements of Income

Net Interest Income/Margin

        Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Interest rates have remained at historic lows for the last several years as the Federal Reserve has had an extremely accommodative policy. We expect this low interest rate environment to discontinue during 2016 as the Federal Reserve has begun to gradually increase the targeted federal funds rate with its first rate increase of 0.25% in nearly a decade in December 2015. See "Interest Rate Sensitivity" for further information.

 Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2015, 2014, and 2013
(In thousands)

	2015			2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1)(2):
Commercial and industrial	$345,486	$12,652	3.66%	$299,408	$12,667	4.23%	$215,263	$8,815	4.09%
Real estate—commercial	1,305,202	56,976	4.37%	1,182,306	52,635	4.45%	911,493	43,682	4.71%
Real estate—construction	554,527	25,907	4.67%	414,248	20,845	5.03%	349,913	18,367	5.24%
Real estate—residential	405,517	15,107	3.73%	340,150	13,376	3.89%	251,980	11,036	4.37%
Home equity lines	143,180	4,537	3.17%	120,002	4,356	3.63%	112,756	4,149	3.68%
Consumer	4,819	272	5.64%	5,307	485	5.74%	3,333	181	5.46%

Total loans(1)(2)	2,758,731	115,451	4.18%	2,361,421	104,364	4.42%	1,844,738	86,230	4.67%

Loans held for sale	344,501	13,273	3.85%	288,299	12,177	4.22%	406,673	16,695	4.11%
Investment securities available-for-sale(2)	348,449	12,940	3.71%	327,823	12,975	3.96%	276,483	11,496	4.16%
Investment securities held-to-maturity	3,903	63	1.62%	6,599	145	2.20%	10,407	189	1.82%
Other investments	14,259	602	4.22%	14,921	575	3.85%	13,473	332	2.47%
Federal funds sold	41,167	91	0.22%	40,323	92	0.23%	106,192	266	0.25%

Total interest-earning assets and interest income(2)	3,511,010	142,420	4.06%	3,039,386	130,328	4.29%	2,657,966	115,208	4.33%

Noninterest-earning assets:
Cash and due from banks	21,069			23,917			17,122
Premises and equipment, net	25,191			25,672			19,701
Goodwill and other intangibles, net	36,943			32,813			10,199
Accrued interest and other assets	104,991			104,521			105,657
Allowance for loan losses	(30,346)			(29,749)			(27,397)

Total assets	$3,668,858			$3,196,560			$2,783,248

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$430,276	$2,088	0.49%	$428,030	$2,170	0.51%	$375,193	$2,170	0.58%
Money markets	411,369	1,416	0.34%	335,785	1,051	0.31%	294,466	820	0.27%
Statement savings	275,567	984	0.36%	252,832	685	0.27%	213,677	569	0.27%
Certificates of deposit	1,095,319	11,706	1.07%	834,137	8,352	1.00%	825,070	9,457	1.14%

Total interest-bearing deposits	2,212,531	16,194	0.73%	1,850,784	12,258	0.66%	1,708,406	13,016	0.76%

Other borrowed funds	394,536	7,877	2.00%	387,394	8,905	2.30%	293,927	8,754	2.98%

Total interest-bearing liabilities and interest expense	2,607,067	24,071	0.92%	2,238,178	21,163	0.95%	2,002,333	21,770	1.09%

Noninterest-bearing liabilities:
Demand deposits	618,988			553,949			414,192
Other liabilities	40,264			33,989			46,171
Common shareholders' equity	402,539			370,444			320,552

Total liabilities and shareholders' equity	$3,668,858			$3,196,560			$2,783,248

Net interest income and net interest margin(2)		$118,349	3.37%		$109,165	3.59%		$93,438	3.52%

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 34% for 2015, 35% for 2014 and 32% for 2013.

 Rate and Volume Analysis
Years Ended December 31, 2015, 2014, and 2013
(In thousands)

	2015 Compared to 2014.			2014 Compared to 2013.
	Average Volume(3)	Average Rate	Increase (Decrease)	Average Volume(3)	Average Rate	Increase (Decrease)
Interest income:
Loans(1)(2):
Commercial and industrial	$1,949	$(1,964)	$(15)	$3,446	$406	$3,852
Real estate—commercial	5,471	(1,130)	4,341	12,032	(3,079)	8,953
Real estate—construction	7,059	(1,997)	5,062	3,336	(858)	2,478
Real estate—residential	2,408	(677)	1,731	3,964	(1,624)	2,340
Home equity lines	841	(660)	181	267	(60)	207
Consumer	(208)	(5)	(213)	289	15	304

Total loans(1)(2)	17,520	(6,433)	11,087	23,334	(5,200)	18,134

Loans held for sale	2,374	(1,278)	1,096	(4,860)	342	(4,518)
Investment securities available-for-sale(2)	816	(851)	(35)	2,135	(656)	1,479
Investment securities held-to-maturity	(60)	(22)	(82)	(69)	25	(44)
Other investments	(26)	53	27	37	206	243
Federal funds sold	2	(3)	(1)	(165)	(9)	(174)

Total interest income(2)	20,626	(8,534)	12,092	20,412	(5,292)	15,120

Interest expense:
Interest-bearing deposits:
Interest checking	11	(93)	(82)	306	(306)	—
Money markets	237	128	365	81	150	231
Statement savings	62	237	299	104	12	116
Certificates of deposit	2,615	739	3,354	21	(1,126)	(1,105)

Total interest-bearing deposits	2,925	1,011	3,936	512	(1,270)	(758)

Other borrowed funds	164	(1,192)	(1,028)	2,784	(2,633)	151

Total interest expense	3,089	(181)	2,908	3,296	(3,903)	(607)

Net interest income(2)	$17,537	$(8,353)	$9,184	$17,116	$(1,389)	$15,727

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 34% for 2015 and 33% for 2014.

(3)
Changes attributable to rate/volume have been allocated to volume.

2015 Compared to 2014

        Net interest income for the year ended December 31, 2015 was $116.4 million, compared to $107.7 million for the year ended December 31, 2014, an increase of $8.7 million, or 8.1%. The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets during 2015 compared to 2014. The yield on interest-earning assets decreased 23 basis points to 4.06% for the year ended December 31, 2015 compared to 4.29% for the same period of 2014. To offset this decrease in yield, during the first quarter of 2015, we reduced our wholesale funding costs related to other borrowed funds by 30 basis points as we restructured a portion of our fixed rate FHLB advance portfolio. This restructuring reduced our FHLB advance funding costs from 3.33% to 2.80%.

        Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2015 and 2014 was 3.37% and 3.59%, respectively. The decrease in our net interest margin was primarily a result of a decrease in the yields on our interest-earning assets partially offset by a slight decrease in the costs related to our interest-bearing liabilities during 2015. Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our federal statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

        Average yields on interest-earning assets decreased to 4.06% in 2015 from 4.29% in 2014. Total average earning assets increased by 15.5% to $3.51 billion at December 31, 2015 compared to $3.04 billion at December 31, 2014 which resulted in an increase in total interest income on a tax equivalent basis of $12.1 million to $142.4 million for the year ended December 31, 2015 compared to $130.3 million 2014. The increase in our earning assets was primarily driven by an increase in average loans receivable of $397.3 million, which contributed to an additional $17.5 million in interest income on a tax equivalent basis for 2015. This increase in interest income was offset by a decrease in yields earned on the loan portfolio which decreased interest income $6.4 million on a tax equivalent basis. The increase in loans receivable during 2015 was attributable to organic growth. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2015 and 2014. Additional interest income of approximately $201,000 for 2015 and $866,000 for 2014 would have been realized had all nonperforming loans performed as originally expected. Nonperforming loans exclude those loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

        As a result of the significant increase in loan origination activity that occurred at George Mason during 2015, average balances for loans held for sale increased $56.2 million to $344.5 million and resulted in an increase in interest income from loans held for sale of $1.1 million to $13.3 million for the year ended December 31, 2015 from $12.2 million for the year ended December 31, 201. The increase in outstanding balances in the loans held for sale portfolio during 2015 contributed to the increase in other borrowed funds as we use wholesale funding in the form of brokered certificates of deposits and FHLB advances to help fund this loan portfolio.

        Total average interest-bearing deposits increased $361.7 million to $2.21 billion at December 31, 2015 compared to $1.85 billion at December 31, 2014. Average non-interest-bearing deposits increased $65.1 million to $619.0 million at December 31, 2015 compared to $553.9 million at December 31, 2014. The largest increase in average interest-bearing deposit balances was in our certificates of deposit, which increased $261.2 million compared to 2014. Average brokered certificates of deposit increased $120.9 million during 2015. This change in the mix of our interest-bearing liabilities increased our cost of interest-bearing deposits to 0.73% in 2015 from 0.66% in 2014. The cost of other borrowed funds, which generally are shorter term fundings used to help fund our balance sheet growth and support our loans held for sale portfolio, decreased 30 basis points to 2.00% in 2015 from 2.30% in 2014, a result of the aforementioned FHLB advance restructuring we completed during the first quarter of 2015. The cost of interest-bearing liabilities decreased 3 basis points to 0.92% in 2015 from 0.95% in 2014 as a result of the aforementioned changes in funding sources.

2014 Compared to 2013

        Net interest income for the year ended December 31, 2014 was $107.7 million, compared to $92.3 million for the year ended December 31, 2013, an increase of $15.4 million, or 16.6%. The increase in net interest income was primarily a result of the interest-earning assets we acquired from UFBC in addition to the organic growth that occurred during 2014. We also continued to strategically decrease rates on our deposit products as a result of the low interest rate environment during 2014.

        Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2014 and 2013 was 3.59% and 3.52%, respectively. The increase in our net interest margin was primarily a result of a decrease in the yields on our interest-bearing liabilities offset partially by a slight decrease in the yields over our interest-earning assets.

        Average yields on interest-earning assets decreased to 4.29% in 2014 from 4.33% in 2013. Total average earning assets increased by 14.4% to $3.04 billion at December 31, 2014 compared to $2.66 billion at December 31, 2013 which resulted in an increase in total interest income on a tax equivalent basis of $15.1 million to $130.3 million for the year ended December 31, 2014 compared to $115.2 million for the same period of 2013. The increase in our earnings assets was primarily driven by an increase in average loans receivable of $516.7 million, which contributed to an additional $23.3 million in interest income on a tax equivalent basis for 2014. This increase in interest income was offset by a decrease in yields earned on the loan portfolio which decreased interest income $5.2 million on a tax equivalent basis. The increase in loans receivable during 2014 was a combination of loans acquired of $238.3 million during the year with the remaining increase in loans attributable to organic growth. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2014 and 2013. Additional interest income of approximately $866,000 for 2014 and $626,000 for 2013 would have been realized had all nonperforming loans performed as originally expected.

        As a result of the significant decrease in loan origination activity that occurred at George Mason during 2014, average balances for loans held for sale decreased $118.4 million to $288.3 million and resulted in a decrease in interest income from loans held for sale of $4.5 million to $12.2 million for the year ended December 31, 2014 from $16.7 million for the year ended December 31, 2013. As a result of the decrease in our loans held for sale portfolio, we invested the excess cash (which was earning 0.25% in federal funds sold) through purchases of $47.7 million in investment securities during 2014. The decrease in outstanding balances in the loans held for sale portfolio during 2014 contributed to the decrease in other borrowed funds.

        Total average interest-bearing deposits increased $142.4 million to $1.85 billion at December 31, 2014 compared to $1.71 billion at December 31, 2013. Average non-interest-bearing deposits increased $139.8 million to $553.9 million at December 31, 2014 compared to $414.2 million at December 31, 2013. The largest increase in average interest-bearing deposit balances was in our interest checking, which increased $52.8 million compared to 2013. Average brokered certificates of deposit decreased $27.3 million during 2014. These changes in the mix of our interest-bearing liabilities assisted in us decreasing our cost of interest-bearing deposits to 0.66% in 2014 from 0.76% in 2013. The cost of other borrowed funds, decreased 68 basis points to 2.30% in 2014 from 2.98% in 2013, a result of our paying off certain FHLB advances at maturity as the loans held for sale portfolio decreased. The cost of interest-bearing liabilities decreased 14 basis points to 0.95% in 2014 from 1.09% in 2013 as a result of the aforementioned changes in funding sources.

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

        At December 31, 2015, our asset/liability position was slightly asset sensitive based on our interest rate sensitivity model. Our net interest income would decrease by less than 1.5% in a down 100 basis point scenario and would increase by less than 2.0% in an up 200 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would decrease by less than 2.5% in a down 100 basis point scenario and would increase by less than 2.9% in an up 200 basis point scenario.

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

        We recorded a provision of $1.4 million for our loan loss provisioning for the year ended December 31, 2015 compared to $1.9 million for the year ended December 31, 2014. The allowance for loan losses at December 31, 2015 was $31.7 million compared to $28.3 million at December 31, 2014. Our allowance for loan loss ratio as a percent of total loans at December 31, 2015 was 1.04% compared to 1.10% at December 31, 2014. The decrease in the allowance for loan loss ratio is a result of improved credit quality during 2015.

        During 2015 the credit quality in our loan portfolio remained strong, as we have experienced decreases in our nonperforming assets as compared to historical periods and net recoveries as we work out our problem credits. During 2014, our level of nonperforming assets increased as we acquired several impaired loans that were held within the UFBC loan portfolio. These impaired loans had been on nonaccrual status prior to the acquisition date or had demonstrated that there was with limited possibility for improvement and therefore we placed such loans on nonaccrual. The decrease in nonperforming loans at December 31, 2015 was a result of three nonperforming loans paying off in total and selling three nonperforming loan relationships. For the year ended December 31, 2015, we recorded charge-offs of $291,000 related to commercial, residential and consumer loans. Recoveries from previously charged-off loans totaled $2.4 million for the year ended December 31, 2015, most of which were related to commercial loans. Of the recoveries recorded, one was previously a troubled debt restructuring.

        Annualized net loan recoveries was 0.07% of average loans receivable for the year ended December 31, 2015, compared to annualized net loan charge-offs of 0.06% of average loans receivable for the year ended December 31, 2014. Nonaccrual loans (less interest and credit marks assigned to PCI loans) totaled $451,000 at December 31, 2015 compared to $3.4 million at December 31, 2014.

        A sluggish job market and declining home values could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which could impact our charge-offs and provision for loan losses. Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At December 31, 2015, our commercial real estate portfolio (including construction lending) portfolio was 67.8% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level or our credit exposure to individual entities and industries, may not function as we have anticipated.

        The provision for loan losses was a benefit of $32,000 for 2013. We recorded net recoveries for the year ended December 31, 2013 totaling $496,000.

        See "Critical Accounting Policies" above for more information on our allowance for loan losses methodology.

        The following tables present additional information pertaining to the activity in and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Allowance for Loan Losses
Years Ended December 31, 2015, 2014, 2013, 2012, and 2011
(In thousands)

	2015	2014	2013	2012	2011
Beginning balance, January 1	$28,275	$27,864	$27,400	$26,159	$24,210
Provision for loan losses	1,388	1,938	(32)	7,123	6,910
Loans charged off:
Commercial and industrial	(144)	(2,050)	(42)	(6,153)	(5,057)
Residential	(28)	(120)	(185)	(751)	(577)
Consumer	(119)	(8)	(4)	(15)	(20)

Total loans charged off	(291)	(2,178)	(231)	(6,919)	(5,654)
Recoveries:
Commercial and industrial	2,309	397	621	756	340
Residential	42	165	104	277	338
Consumer	—	89	2	4	15

Total recoveries	2,351	651	727	1,037	693
Net (charge offs) recoveries	2,060	(1,527)	496	(5,882)	(4,961)
Ending balance, December 31,	$31,723	$28,275	$27,864	$27,400	$26,159

	2015	2014	2013	2012	2011
Loans:
Balance at year end	$3,056,310	$2,581,114	$2,040,168	$1,803,429	$1,631,882
Allowance for loan losses to loans receivable, net of fees	1.04%	1.10%	1.37%	1.52%	1.60%
Net charge-offs (recoveries) to average loans receivable	–0.07%	0.06%	–0.03%	0.35%	0.34%

 Allocation of the Allowance for Loan Losses
At December 31, 2015, 2014, 2013, 2012, and 2011
(In thousands)

	2015		2014		2013
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,623	12.40%	$2,061	13.69%	$3,329	10.72%
Real estate—commercial	20,356	49.02%	17,820	48.65%	16,076	51.30%
Real estate—construction	7,877	18.74%	6,105	16.82%	5,336	17.77%
Real estate—residential	1,462	14.56%	1,954	15.58%	2,421	14.65%
Home equity lines	377	5.12%	301	5.06%	609	5.36%
Consumer	28	0.16%	34	0.20%	93	0.20%

Total allowance for loan losses	$31,723	100.00%	$28,275	100.00%	$27,864	100.00%

	2012		2011
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$525	12.35%	$3,390	14.98%
Real estate—commercial	17,990	45.80%	13,377	45.59%
Real estate—construction	7,675	20.69%	6,495	18.06%
Real estate—residential	857	14.42%	1,709	13.71%
Home equity lines	266	6.51%	1,119	7.47%
Consumer	87	0.23%	69	0.19%

Total allowance for loan losses	$27,400	100.00%	$26,159	100.00%

*
Percentage of loan type to the total loan portfolio.

Non-Interest Income

        The following table provides detail for non-interest income for the years ended December 31, 2015, 2014, and 2013.

Non-Interest Income
Years Ended December 31, 2015, 2014, and 2013
(In thousands)

	2015	2014	2013
Insufficient funds fee income	$415	$431	$342
Service charges on deposit accounts	702	669	640
Other fee income on deposit accounts	274	248	259
ATM transaction fees	903	822	751
Credit card fees	174	79	119
Loan service charges	1,422	1,916	1,328
Title insurance & other income	—	—	987
Investment fee income	489	716	1,337
Realized and unrealized gains on mortgage banking activities	43,456	32,051	21,615
Net realized gains on investment securities available-for-sale	1,151	1,213	—
Net realized gains on investment securities—trading	240	478	68
Management fee income	—	21	1,981
Bank-owned life insurance income	433	483	411
Gain (loss) on sale of real estate	—	—	30
Litigation settlement	2,950	—	—
Other income (loss)	83	51	43

Total non-interest income	$52,692	$39,178	$29,911

        Non-interest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results. Non-interest income for the years ended December 31, 2015 and 2014 was $52.7 million and $39.2 million, respectively.

        The increase in non-interest income for the year ended December 31, 2015, compared to the same period of 2014, is primarily the result of an increase in realized and unrealized gains on mortgage banking activities from our mortgage banking segment. Realized and unrealized gains on mortgage banking activities increased $11.4 million to $43.5 million for the year ended December 31, 2015, compared to $32.1 million for 2014. For the year ended December 31, 2015, gains on sales of mortgage loans totaled $43.5 million, which was comprised of $39.7 million in realized gains and a $3.8 million increase in the fair value of rate lock commitments. For the year ended December 31, 2014, gains on sales of mortgage loans totaled $32.1 million, which was comprised of $28.7 million in realized gains and a $3.4 million increase in the fair value of rate lock commitments. In addition to the increase in origination activity, the increase in realized and unrealized gains on mortgage banking activities was impacted by an increase in gain on sale margins during 2015 as compared to 2014. For the year ended December 31, 2015, we closed $3.6 billion in mortgage originations compared to $3.0 billion in 2014. Refinance activity represented approximately 31% of the originations during 2015, an increase from 21% experienced during 2014.

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

        Maintaining our revenue stream in the mortgage banking segment is dependent upon our ability to originate loans and sell them to investors at or near current volumes. Over the last several years, we have increased our mortgage banking presence to include the Richmond and Virginia Beach areas of the Commonwealth of Virginia. However, loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Loan production levels may also suffer if we experience a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by less refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our net income.

        Investment fee income decreased $227,000 to $489,000 for the year ended December 31, 2015, compared to $716,000 for 2014. Investment fee income includes net commissions earned at CWS during 2015 and 2014.

        Service charges on deposit accounts increased $124,000 to $2.3 million for the year ended December 31, 2015, compared to $2.2 million for the year ended December 31, 2014. Service charges on deposit accounts include insufficient funds fee income, service charges on deposit accounts, other fee income on deposit accounts and ATM transaction fees as shown in the table above. Loan fees totaled $1.6 million for the year ended December 31, 2015, a decrease of $399,000, compared to $2.0 million for the year ended December 31, 2014. The decrease in loan fee income is a result of a decrease in prepayment penalties during 2015 as compared to the same period of 2014.

        For the year ended December 31, 2015, income from bank-owned life insurance was $433,000, a decrease of $50,000 when compared to the same period of 2014. The decrease is a result of the decrease in the earnings of the underlying investment assets of our bank-owned life insurance.

        We recorded trading gains of $240,000 for the year ended December 31, 2015, compared to trading gains of $478,000 for the year ended December 31, 2014. We have purchased investments to economically hedge against fair value changes of our nonqualified deferred compensation plan liability. These investments are designated as trading securities, and as such, the changes in fair value are reflected in earnings. These trading gains were primarily the result of increased stock prices and were mostly offset by a compensation expense associated with this benefit plan.

        For each of the years ended December 31, 2015 and 2014, we recorded gains on the sales of investment securities available-for-sale of $1.2 million.

        During 2015, we recorded a litigation settlement of $3.0 million which also contributed to the increase in noninterest income for 2015.

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

Non-Interest Expense

        The following table reflects the components of non-interest expense for the years ended December 31, 2015, 2014 and 2013.

Non-Interest Expense
Years Ended December 31, 2015, 2014, and 2013
(In thousands)

	2015	2014	2013
Salary and benefits	$51,844	$45,963	$41,523
Occupancy	9,823	10,303	8,389
Professional fees	4,611	3,122	3,765
Depreciation	3,403	3,727	3,196
Data processing and communications	5,609	6,449	4,720
Advertising and marketing	4,158	5,064	4,688
FDIC insurance assessments	2,064	1,519	1,391
Mortgage loan repurchases and settlements	397	83	(49)
Bank franchise taxes	3,317	3,177	2,836
Amortization of intangibles	736	775	148
Impairment of pooled trust preferred securities	—	—	300
Merger and acquisition expense	472	5,781	464
Premises and equipment	3,047	3,217	4,164
Stationary and supplies	1,350	1,429	1,808
Loan expenses	633	548	589
Other taxes	504	619	624
Travel and entertainment	562	547	764
Miscellaneous	3,768	3,905	5,283

Total non-interest expense	$96,298	$96,228	$84,603

        Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Non-interest expense was $96.3 million and $96.2 million for the years ended December 31, 2015 and 2014, respectively.

        Salaries and benefits expense increased $5.8 million to $51.8 million for the year ended December 31, 2015 compared to $46.0 million for 2014. The increase in salaries and benefits expense is primarily related to increases in our business development personnel in our commercial banking and mortgage banking segments. We added commercial lenders at the Bank and increased back office staffing levels due to our increased regulatory environment. In addition, the variable component of our compensation expense increased during 2015 as a result of our 2015 performance.

        Occupancy expense decreased $480,000 to $9.8 million for the year ended December 31, 2015 compared to $10.3 million for 2014. The decrease in occupancy expense during 2015 as compared to 2014 is primarily attributable to the closing of several branch office locations during 2014 and one in 2015. As a result of our UFBC acquisition, we had five branch offices that overlapped existing markets. Decreases in depreciation expense of $324,000, data processing and communications of $840,000, and merger and acquisitions expense of $5.3 million for the year ended December 31, 2015 as compared to the same period of 2014 can be attributed to the acquisition of UFBC during 2014 and the cost savings we received post acquisition.

        Professional fees increased $1.5 million to $4.6 million for 2015 compared to $3.1 million for 2014. The increase in professional fees during 2015 as compared to 2014 is primarily attributable to an increase in legal fees as a result of litigation which was settled during the second quarter of 2015 and an increase in external audit and accounting fees from prior year's engagement.

        Advertising and marketing expense decreased $906,000 to $4.2 million for the year ended December 31, 2015 as compared to $5.1 million for the same period of 2014. The decrease in marketing and advertising expense was a result of the branch expansion that occurred during 2014 as a result of branch acquisitions and de novo growth. No similar expansion occurred during 2015.

        Mortgage loan repurchases and settlements for 2015 was $397,000 compared to $83,000 for the year ended December 31, 2014. The increase is primarily attributable to one settlement related to the previous financial crisis. Over the last few years, we have taken steps to limit our exposure to loan repurchases through agreements entered into with various investors. Given the steps that have been taken to limit our exposure coupled with the passage of time and the expiration of the statute of limitations for loans originated in certain prior years, our current expectation is that future putback claims will be limited in number. We evaluate the individual merits of each claim, and recognize an expense when settlement is deemed probable and the amount of such a settlement is estimable.

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

        We recorded an other-than-temporary-impairment of $300,000 for the year ended December 31, 2013 as a result of the issuance of the Final Rules required by the Financial Reform Act which were released by federal banking agencies in late 2013. The impairment recorded brought the book value of these investments in line with their fair value as of December 31, 2013. As of December 31, 2015, we have recorded in full the impairment loss recorded in 2013.

Income Taxes

        We recorded a provision for income tax expense of $24.1 million for the year ended December 31, 2015, compared to $16.0 million for the year ended December 31, 2014. Our effective tax rate for December 31, 2015 was 33.7%, compared to 32.9% for 2014. Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments and tax credits we have related to low income housing investments.

        We recorded a provision for income tax expense of $12.2 million for the year ended December 31, 2013. Our effective tax rate for December 31, 2013 was 32.3%. See also "Critical Accounting Policies—Valuation of Deferred Tax Assets".

Statements of Condition

Loans Receivable, Net

        Total loans receivable, net of deferred fees and costs, were $3.06 billion at December 31, 2015, an increase of $475.2 million, or 18.4%, compared to $2.58 billion at December 31, 2014. Loans held for sale increased $68.4 million to $383.8 million at December 31, 2015 compared to $315.3 million at December 31, 2014. The increase in our inventory of loans held for sale during 2015 compared to 2014 is primarily due to the significant increase in loan origination and sales volume, a result of increases in loan originators during 2015 in addition to preferential market conditions during 2015.

        At December 31, 2015, we had loans accounted for on a nonaccrual basis (less interest and credit marks for PCI loans) totaling $451,000. Nonaccrual loans at December 31, 2014 totaled $3.4 million. We had no accruing loans contractually past due 90 days or more as to principal or interest payments at December 31, 2015 and December 31, 2014. During 2015, our level of nonperforming loans decreased as a result of three nonperforming loans paying off in total and selling three nonperforming loan relationships. Loans that are classified as "troubled debt restructurings" at December 31, 2015 totaled $365,000 compared to $289,000 at December 31, 2014.

        Interest income on nonaccrual loans, if recognized, is recorded when cash is received. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years. While on nonaccrual, the collection of interest is recorded as interest income only after all past-due principal has been collected. When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status. At December 31, 2015, the loans on nonaccrual status did not have a valuation allowance. Gross interest income that would have been recorded if our nonaccrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2015 and 2014 was $201,000 and $8666,000, respectively. The interest income realized prior to loans being placed on nonaccrual status for the year ended December 31, 2015 and 2014 was $6,000 and $80,000, respectively.

        Total loans receivable, net of deferred fees and costs, were $2.58 billion at December 31, 2014, an increase of $540.9 million, or 26.5%, compared to $2.04 billion at December 31, 2013. Loans held for sale decreased $58.7 million to $315.3 million at December 31, 2014 compared to $374.0 million at December 31, 2013. The decrease in our inventory of loans held for sale during 2014 compared to 2013 is primarily due to the significant decrease in loan origination and sales volume, as mortgage rates have increased as a result of market concerns over the ending of quantitative easing by the Federal Reserve, which had kept interest rate at historic lows.

        At December 31, 2014, we had loans accounted for on a nonaccrual basis totaling $3.4 million (less interest and credit marks for PCI loans). Nonaccrual loans at December 31, 2013 totaled $2.3 million. We had no accruing loans contractually past due 90 days or more as to principal or interest payments at December 31, 2014 and December 31, 2013. During 2014, our level of nonperforming loans increased as we acquired several impaired loans that were held within the UFBC loan portfolio. These impaired loans had been on nonaccrual status prior to the acquisition date or had demonstrated that there was limited possibility for improvement and therefore we placed such loans on nonaccrual during 2014. Loans that are classified as "troubled debt restructurings" at December 31, 2014 totaled $289,000 compared to $2.3 million at December 31, 2012.

        The ratio of nonperforming loans to total loans was 0.02%, 0.17%, and 0.11% at December 31, 2015, 2014 and 2013, respectively.

        The following tables present the composition of our loans receivable portfolio at the end of each of the five years ended December 31, 2015 and additional information on nonperforming loans receivable.

Loans Receivable
At December 31, 2015, 2014, 2013, 2012, and 2011
(In thousands)

	2015		2014		2013
Commercial and industrial	$379,687	12.40%	$353,921	13.69%	$219,156	10.72%
Real estate—commercial	1,500,305	49.02%	1,257,854	48.65%	1,048,579	51.30%
Real estate—construction	573,601	18.74%	434,908	16.82%	363,063	17.77%
Real estate—residential	445,766	14.56%	402,678	15.58%	299,484	14.65%
Home equity lines	156,631	5.12%	130,885	5.06%	109,481	5.36%
Consumer	4,846	0.16%	5,083	0.20%	4,159	0.20%

Gross loans	3,060,836	100.00%	2,585,329	100.00%	2,043,922	100.00%
Net deferred (fees) costs	(4,526)		(4,215)		(3,754)
Less: allowance for loan losses	(31,723)		(28,275)		(27,864)

Loans receivable, net	$3,024,587		$2,552,839		$2,012,304

	2012		2011
Commercial and industrial	$222,961	12.35%	$244,874	14.98%
Real estate—commercial	827,243	45.80%	745,317	45.59%
Real estate—construction	373,717	20.69%	295,189	18.06%
Real estate—residential	260,352	14.42%	224,171	13.71%
Home equity lines	117,647	6.51%	122,130	7.47%
Consumer	4,204	0.23%	3,148	0.19%

Gross loans	1,806,124	100.00%	1,634,829	100.00%
Net deferred (fees) costs	(2,695)		(2,947)
Less: allowance for loan losses	(27,400)		(26,159)

Loans receivable, net	$1,776,029		$1,605,723

 Nonperforming Loans
At December 31, 2015, 2014, 2013, 2012, and 2011
(In thousands)

	2015	2014	2013	2012	2011
Nonaccruing loans	$451	$3,361	$2,314	$7,626	$14,614
Loans contractually past-due 90 days or more	—	—	—	—	208

Total nonperforming loans	$451	$3,361	$2,314	$7,626	$14,822

        The following table presents information on loan maturities and interest rate sensitivity.

Loan Maturities and Interest Rate Sensitivity
At December 31, 2015
(Dollars in thousands)

	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and industrial	$184,778	$104,144	$90,765	$379,687
Real estate—commercial	467,035	665,728	367,542	1,500,305
Real estate—construction	433,828	64,304	75,469	573,601
Real estate—residential	135,199	238,249	72,318	445,766
Home equity lines	155,937	694	—	156,631
Consumer	1,816	1,963	1,067	4,846

Total loans receivable	$1,378,593	$1,075,082	$607,161	$3,060,836

Fixed-rate loans		$562,999	$513,666	$1,076,665
Floating-rate loans		512,083	93,495	605,578

		$1,075,082	$607,161	$1,682,243

*
Payments due by period are based on the repricing characteristics and not contractual maturities.

Investment Securities

        Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes of our nonqualified deferred compensation plan liability. These securities include cash equivalents, equities and mutual funds. Investment securities were $423.8 million at December 31, 2015, an increase of $75.6 million or 21.7%, from $348.2 million at December 31, 2014. We purchased $144.0 million in investment securities during 2015 as a result of an excess cash position we had at the Bank and to help enhance our net interest margin by investing in higher yielding earning assets.

        Of the $423.8 million in the investment portfolio at December 31, 2015, $3.8 million were classified as held-to-maturity, $414.1 million were classified as available-for-sale, and $5.9 million were classified as trading securities. At December 31, 2015, the yield on the available-for-sale investment portfolio was 3.20% and the yield on the held-to-maturity portfolio was 1.19%.

        We complete reviews for other-than-temporary impairment at least quarterly. As of December 31, 2015, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. At December 31, 2015, 99% of our mortgage-backed securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

        We have $947,000 in non-government non-agency mortgage-backed securities in our available-for-sale portfolio. The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2015, certain of our investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

        At December 31, 2015, we owned two pooled trust preferred securities classified as held-to-maturity. The par and carrying values of these securities were each $3.8 million at December 31, 2015. The collateral underlying these structured securities are instruments issued by financial institutions. We own the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. One security has a composite rating of AA and the other security has a composite rating of A. Observable trading activity remains limited for these types of securities. We have estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, we expect to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired. We continuously monitor the financial condition of the underlying issues and the level of subordination below the A-3 tranches. We also utilize a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

        No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of December 31, 2015 and 2014.

        We hold $18.1 million in FHLB stock at December 31, 2015 which is included in other investments on the statement of condition.

        Investment securities were $348.2 million at December 31, 2014, a decrease of $11.5 million or 3.2%, from $359.7 million at December 31, 2013. We purchased $48.0 million in investment securities during 2014 as a result of an excess cash position we had at the Bank due to the decrease in our loans held for sale portfolio.

        Of the $348.2 million in the investment portfolio at December 31, 2014, $4.0 million were classified as held-to-maturity, $339.1 million were classified as available-for-sale, and $5.1 million were classified as trading securities. At December 31, 2014, the yield on the available-for-sale investment portfolio was 3.44% and the yield on the held-to-maturity portfolio was 1.13%.

        The following table reflects the composition of the investment portfolio at December 31, 2015, 2014, and 2013.

Investment Securities
At December 31, 2015, 2014, and 2013
(In thousands)

	Amortized Cost	Fair Value	Average Yield
Available-for-sale at December 31, 2015
U.S. government-sponsored agencies
Within one year	$5,538	$5,643	3.62%
One to five years	35,244	36,887	3.23%
Five to ten years	4,957	5,453	4.06%
After ten years	24,878	24,922	2.71%

Total U.S. government-sponsored agencies	70,617	72,905	3.14%

Mortgage-backed securities(1)
One to five years	2,029	2,065	2.66%
Five to ten years	46,626	48,086	3.26%
After ten years	110,304	112,573	3.02%

Total mortgage-backed securities	158,959	162,724	3.09%

Tax exempt municipal securities(2)
Within one year	3,687	3,739	4.25%
One to five years	14,021	14,727	3.13%
Five to ten years	30,896	32,448	3.53%
After ten years	84,717	88,085	3.17%
Taxable municipal securities
One to five years	3,245	3,506	4.96%
Five to ten years	2,242	2,342	4.07%
After ten years	33,748	33,601	3.30%

Total municipal securities	172,556	178,448	3.33%

Total investment securities available-for-sale	$402,132	$414,077	3.20%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity at December 31, 2015
Mortgage-backed securities(1)
One to five years	$3	$3	8.13%

Total mortgage-backed securities	3	3	8.13%

Pooled trust preferred securities
After ten years	3,833	3,308	1.18%

Total pooled trust preferred securities	3,833	3,308	1.18%

Total investment securities held-to-maturity	3,836	3,311	1.19%

Total investment securities	$405,968	$417,388	3.18%

	Amortized Cost	Fair Value	Average Yield
Available-for-sale at December 31, 2014
U.S. government-sponsored agencies
Within one year	$499	$500	0.42%
One to five years	25,922	26,954	3.02%
Five to ten years	19,996	21,905	3.82%
After ten years	24,618	24,794	3.21%

Total U.S. government-sponsored agencies	71,035	74,153	3.29%

Mortgage-backed securities(1)
One to five years	4,761	4,857	2.79%
Five to ten years	32,846	34,595	3.39%
After ten years	81,201	86,029	3.59%

Total mortgage-backed securities	118,808	125,481	3.50%

Tax exempt municipal securities(2)
Within one year	4,178	4,270	4.19%
One to five years	9,123	9,601	3.15%
Five to ten years	32,080	33,834	3.57%
After ten years	79,770	83,639	3.38%
Taxable municipal securities
Five to ten years	4,258	4,712	4.99%
After ten years	996	1,066	5.33%

Total municipal securities	130,405	137,122	3.50%

Pooled trust preferred & corporate securities
Within one year	502	502	0.35%
After ten years	1,821	1,873	1.48%

Total pooled trust preferred & corporate securities	2,323	2,375	1.24%

Total investment securities available-for-sale	$322,571	$339,131	3.44%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity at December 31, 2014
Mortgage-backed securities(1)
One to five years	$19	$19	8.10%

Total mortgage-backed securities	19	19	8.10%

Pooled trust preferred securities
After ten years	4,005	3,315	1.09%

Total pooled trust preferred securities	4,005	3,315	1.09%

Total investment securities held-to-maturity	4,024	3,334	1.13%

Total investment securities	$326,595	$342,465	3.41%

	Amortized Cost	Fair Value	Average Yield
Available-for-sale at December 31, 2013
U.S. government-sponsored agencies
One to five years	$25,591	$26,863	3.07%
Five to ten years	20,000	21,404	3.82%
After ten years	29,971	28,661	3.59%

Total U.S. government-sponsored agencies	75,562	76,928	3.47%

Mortgage-backed securities(1)
One to five years	99	101	4.66%
Five to ten years	25,883	26,134	3.57%
After ten years	118,627	121,594	3.78%

Total mortgage-backed securities	144,609	147,829	3.74%

Tax exempt municipal securities(2)
Within one year	3,557	3,661	4.44%
One to five years	4,529	4,809	3.83%
Five to ten years	37,392	38,870	3.55%
After ten years	62,970	63,744	3.61%
Taxable municipal securities
Five to ten years	4,273	4,602	4.99%
After ten years	995	1,052	5.33%

Total municipal securities	113,716	116,738	3.69%

U. S. treasury securities
Within one year	4,992	5,029	2.36%

Total U.S. treasury securities	4,992	5,029	2.36%

Pooled trust preferred securities
After ten years	2,795	2,795	1.49%

Total pooled trust preferred securities	2,795	2,795	1.49%

Total investment securities available-for-sale	$341,674	$349,319	3.63%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity at December 31, 2013
Mortgage-backed securities(1)
One to five years	$663	$703	4.63%
Five to ten years	131	137	5.44%
After ten years	1,678	1,777	2.02%

Total mortgage-backed securities	2,472	2,617	2.90%

Pooled trust preferred securities
After ten years	4,005	2,910	1.11%

Total pooled trust preferred securities	4,005	2,910	1.11%

Total investment securities held-to-maturity	6,477	5,527	1.79%

Total investment securities	$348,151	$354,846	3.58%

Deposits and Other Borrowed Funds

        Total deposits were $3.03 billion at December 31, 2015, an increase of $497.4 million, or 19.6%, from $2.54 billion at December 31, 2014. The increase in total deposits during 2015 as compared to 2014 was primarily due to our deposit gathering efforts and in increase in wholesale deposit fundings during 2015. We have had success in attracting deposit balances from customers seeking to deposit their money with smaller, local banks and depositors are increasing balances held with financial institutions as a result of the increased protection of their money by the FDIC.

        We use short term brokered CDs to assist us in funding our loans held for sale portfolio. Brokered certificates of deposit increased to $407.0 million at December 31, 2015, of which $67.0 million were placed in the CDARS program. We are a member of the Certificates of Deposit Account Registry Service ("CDARS"). CDARS allows banking customers to access FDIC insurance protection on multi-million dollar certificates of deposit. When a customer places a large deposit through CDARS, funds are placed into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection. Brokered certificates of deposit at December 31, 2014 were $310.4 million, of which $32.3 million were in the CDARS program.

        Other borrowed funds, which primarily include federal funds purchased, customer repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, were $538.0 million at December 31, 2015, an increase of $100.0 million, from $438.0 million at December 31, 2014. The primary reason for the increase in other borrowed funds at December 31, 2015 was due to an increase in advances from the Federal Home Loan Bank of Atlanta of $115.0 million to $355.0 million at December 31, 2015 compared to $240.0 million at December 31, 2013. These advances were primarily used to assist in funding loans receivable originations at the Bank during 2015.

        Other borrowed funds at each of December 31, 2015 and 2014, included $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities. This debt had an interest rate of 2.91% and 2.64% at December 31, 2015 and 2014, respectively. Cardinal Statutory Trust I is an unconsolidated entity as we are not the primary beneficiary of the trust.

        In connection with the UFBC acquisition, we acquired all of the voting and common shares of UFBC Capital Trust I (the "UFBC Trust"), which is a wholly-owned subsidiary established for the sole purpose of issuing $5.0 million of floating rate junior subordinated deferrable interest debentures. These trust preferred securities are due in 2035 and have an interest rate of LIBOR plus 2.10%, which adjusts quarterly. At December 31, 2015 and 2014, the interest rate on trust preferred securities was 2.61% and 2.34%, respectively. The UFBC Trust is an unconsolidated subsidiary since we are not the primary beneficiary of this entity.

        At December 31, 2015, other borrowed funds also included $113.6 million in customer repurchase agreements compared to $103.7 million at December 31, 2014. Federal funds purchased at December 31, 2015 was $45.0 million compared to $70.0 million at December 31, 2014.

        The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2015.

Short-Term Borrowings and Other Borrowed Funds
At December 31, 2015
(In thousands)

	Advance Date	Term of Advance	Maturity or Call Date	Interest Rate	Amount Outstanding
	Dec-15	1 month	Jan-16	0.35%	$25,000

Total short-term FHLB advances and weighted average rate				0.35%	$25,000

Other short-term borrowed funds:
Customer repurchase agreements				0.12%	$113,581
Federal Funds Purchased				0.37%	45,000

Total other short-term borrowed funds and weighted average rate				0.19%	$158,581

Other borrowed funds:
Trust preferred				3.01%	$24,384
FHLB advances—long term				2.37%	330,000

Other borrowed funds and weighted average rate				2.41%	$354,384

Total other borrowed funds and weighted average rate				1.66%	$537,965

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

Certificates of Deposit that Meet or Exceed FDIC Insurance Limit
At December 31, 2015, 2014, and 2013
(In thousands)

	2015
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$46,018	$6,338	$52,356
Over three months through six months	16,327	50,141	66,468
Over six months through twelve months	31,001	4,343	35,344
Over twelve months	134,025	11,485	145,510

	$227,371	$72,307	$299,678

	2014
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$26,101	$7,630	$33,731
Over three months through six months	17,744	817	18,561
Over six months through twelve months	26,923	11,398	38,321
Over twelve months	58,744	22,183	80,927

	$129,512	$42,028	$171,540

	2013
Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$34,407	$1,377	$35,784
Over three months through six months	20,009	896	20,905
Over six months through twelve months	15,195	759	15,954
Over twelve months	26,218	32,081	58,299

	$95,829	$35,113	$130,942

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

        Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at December 31, 2015, 2014 and 2013 follows.

Segment Reporting
December 31, 2015, 2014, and 2013
(In thousands)

At and for the Year Ended December 31, 2015:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$114,674	$2,454	$—	$(734)	$—	$116,394
Provision for loan losses	1,388	—	—	—	—	1,388
Non-interest income	5,293	43,700	489	3,210	—	52,692
Non-interest expense	59,956	31,806	432	4,104	—	96,298
Provision (benefit) for income taxes	19,448	5,168	20	(570)	—	24,066

Net income (loss)	$39,175	$9,180	$37	$(1,058)	$—	$47,334

Total Assets	$3,970,432	$427,047	$2,465	$406,981	$(777,004)	$4,029,921

At and for the Year Ended December 31, 2014:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$105,584	$2,818	$—	$(702)	$—	$107,700
Provision for loan losses	1,938	—	—	—	—	1,938
Non-interest income	5,727	32,314	636	501	—	39,178
Non-interest expense	58,315	30,813	428	6,672	—	96,228
Provision (benefit) for income taxes	16,707	1,661	73	(2,412)	—	16,029

Net income (loss)	$34,351	$2,658	$135	$(4,461)	$—	$32,683

Total Assets	$3,334,243	$356,672	$2,399	$385,782	$(679,962)	$3,399,134

At and for the Year Ended December 31, 2013:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$90,563	$2,474	$—	$(692)	$—	$92,345
Provision for loan losses	(117)	85	—	—	—	(32)
Non-interest income	3,767	24,760	1,337	85	(38)	29,911
Non-interest expense	43,832	35,185	1,580	4,044	(38)	84,603
Provision (benefit) for income taxes	16,734	(2,821)	(81)	(1,657)	—	12,175

Net income (loss)	$33,881	$(5,215)	$(162)	$(2,994)	$—	$25,510

Total Assets	$2,862,039	$380,124	$2,266	$323,538	$(673,737)	$2,894,230

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

        On January 1, 2015, the new Basel III regulatory risk-based capital rules became effective. Basel III includes new minimum risk-based capital and leverage ratios and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%.

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

        Shareholders' equity at December 31, 2015 was $413.1 million, an increase of $35.8 million, compared to $377.3 million at December 31, 2014. The increase in shareholders' equity was attributable to the recognition of net income of $47.3 million less dividends paid to shareholders of $14.2 million for the year ended December 31, 2015. Changes in accumulated other comprehensive income decreased $3.1 million during 2015. Total shareholders' equity to total assets for each of December 31, 2015 and 2014 was 10.3% and 11.1%, respectively. Book value per share at December 31, 2015 and 2014 was $12.76 and $11.76, respectively. Total risk-based capital to risk-weighted assets was 11.37% at December 31, 2015 compared to 11.78% at December 31, 2014 (which was calculated under the previous regulatory capital rules). Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2015.

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

        The following table shows the minimum capital requirement and our capital position at December 31, 2015, 2014, and 2013 for the Company and for the Bank.

Capital Components
At December 31, 2015, 2014, and 2013
(In thousands)

Cardinal Financial Corporation (Consolidated):

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2015
Total risk-based capital	$428,554	11.37%	$301,450	≥	8.00%	$376,812	≥	10.00%
Tier I risk-based capital	396,382	10.52%	226,087	≥	6.00%	301,450	≥	8.00%
Common equity tier I capital	371,382	9.86%	169,565	≥	4.50%	244,928	≥	6.50%
Leverage capital ratio	396,382	10.18%	156,757	≥	4.00%	195,946	≥	5.00%
At December 31, 2014
Total risk-based capital	$383,704	11.78%	$260,653	≥	8.00%	$325,816	≥	10.00%
Tier I risk-based capital	354,843	10.89%	130,326	≥	4.00%	195,490	≥	6.00%
Leverage capital ratio	354,843	10.81%	131,273	≥	4.00%	164,091	≥	5.00%
At December 31, 2013
Total risk-based capital	$349,894	12.89%	$217,111	≥	8.00%	$271,389	≥	10.00%
Tier I risk-based capital	321,513	11.85%	108,555	≥	4.00%	162,833	≥	6.00%
Leverage capital ratio	321,513	11.70%	109,928	≥	4.00%	137,410	≥	5.00%

Cardinal Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2015
Total risk-based capital	$424,302	11.32%	$299,886	≥	8.00%	$374,857	≥	10.00%
Tier I risk-based capital	392,130	10.46%	224,914	≥	6.00%	299,886	≥	8.00%
Common equity tier I capital	392,130	10.46%	168,686	≥	4.50%	243,657	≥	6.50%
Leverage capital ratio	392,130	10.13%	154,862	≥	4.00%	193,578	≥	5.00%
At December 31, 2014
Total risk-based capital	$379,979	11.73%	$259,221	≥	8.00%	$324,026	≥	10.00%
Tier I risk-based capital	351,118	10.84%	129,610	≥	4.00%	194,416	≥	6.00%
Leverage capital ratio	351,118	10.75%	130,613	≥	4.00%	163,266	≥	5.00%
At December 31, 2013
Total risk-based capital	$343,392	12.73%	$215,733	≥	8.00%	$269,666	≥	10.00%
Tier I risk-based capital	315,011	11.68%	107,867	≥	4.00%	161,800	≥	6.00%
Leverage capital ratio	315,011	11.54%	109,212	≥	4.00%	136,515	≥	5.00%

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

        Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $453.4 million at December 31, 2015, or 11.3% of total assets. We held investments that are classified as held-to-maturity in the amount of $3.8 million at December 31, 2015. To maintain ready access to the Bank's secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial loan portfolios pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at December 31, 2015 was approximately $678.5 million. Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $164.8 million at December 31, 2015. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us. In addition, we have unsecured federal funds purchased lines of $315 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

        The required payments under such obligations excluding interest were as follows:

Contractual Obligations
At December 31, 2015
(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$776,413	$356,056	$334,361	$57,297	$28,699
Brokered certificates of deposit	407,043	204,500	202,543	—	—
Advances from the Federal Home Loan Bank of Atlanta	355,000	60,000	140,000	90,000	65,000
Trust preferred securities	24,384	—	—	—	24,384
Operating lease obligations	36,186	8,844	13,861	7,592	5,889

Total	$1,599,026	$629,400	$690,765	$154,889	$123,972

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

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2015 and 2014, is as follows:

(In thousands)	2015	2014
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$1,480,407	$1,517,088
Standby letters of credit	32,487	33,861

        Commitments to extend credit of $247.4 million as of December 31, 2015 were related to George Mason's mortgage loan funding commitments and were of a short-term nature. Commitments to extend credit of $1.2 billion primarily have floating rates as of December 31, 2015. It is uncertain as to the amount that we will be required to fund on these commitments as many such arrangements expire with no amount drawn.

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

        During 2015 and 2014, George Mason settled with investors on such loans for a total of $0 and $194,000, respectively. This reserve had a balance of $500,000 and $150,000 at December 31, 2015 and 2014, respectively. The expense (benefit) related to this reserve for the years ended December 2015, 2014, and 2013 was $397,000, $83,000, and ($49,000), respectively.

Quarterly Data

        The following table provides quarterly data for the years ended December 31, 2015 and 2014. Quarterly per share results may not calculate to the year-end per share results due to rounding.

Quarterly Data
Years ended December 31, 2015 and 2014
(In thousands, except per share data)

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$37,087	$35,857	$34,621	$32,900
Interest expense	6,616	6,223	5,771	5,461

Net interest income	30,471	29,634	28,850	27,439
Provision for loan losses	(449)	547	(1,356)	(130)

Net interest income after provision for loan losses	30,022	30,181	27,494	27,309
Non-interest income	9,092	10,267	15,729	17,604
Non-interest expense	25,282	23,995	22,878	24,143

Net income before income taxes	13,832	16,453	20,345	20,770
Provision for income taxes	4,818	5,244	6,966	7,038

Net income	$9,014	$11,209	$13,379	$13,732

Earnings per share—basic	$0.27	$0.34	$0.41	$0.42

Earnings per share—diluted	$0.27	$0.34	$0.40	$0.42

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$32,826	$33,239	$32,138	$30,660
Interest expense	5,622	5,323	5,225	4,993

Net interest income	27,204	27,916	26,913	25,667
Provision for loan losses	603	—	(615)	(1,926)

Net interest income after provision for loan losses	27,807	27,916	26,298	23,741
Non-interest income	10,375	8,451	11,684	8,668
Non-interest expense	23,026	22,215	25,197	25,790

Net income before income taxes	15,156	14,152	12,785	6,619
Provision for income taxes	4,638	4,710	4,352	2,329

Net income	$10,518	$9,442	$8,433	$4,290

Earnings per share—basic	$0.32	$0.29	$0.26	$0.13

Earnings per share—diluted	$0.32	$0.29	$0.26	$0.13

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

        At December 31, 2015, our asset/liability position was slightly asset sensitive based on our interest rate sensitivity model. Our net interest income would decrease by less than 1.5% in a down 100 basis point scenario and would increase by less than 2.0% in an up 200 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would decrease by less than 2.5% in a down 100 basis point scenario and would increase by less than 2.9% in an up 200 basis point scenario.

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

PART II

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cardinal Financial Corporation:

        We have audited Cardinal Financial Corporation and subsidiaries (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following deficiencies in the operating effectiveness of certain controls relating to the process of estimating the allowance for loan losses that in aggregate were determined to be a material weakness and are included in Management's Report on Internal Control over Financial Reporting: i) controls over recording specific reserves on impaired loans in the general ledger; ii) controls over the accuracy of data used to develop historical loss factors; and iii) controls over the support to develop loss factors and the use of loss factors that are in accordance with the approved allowance for loan losses policy.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We do not express an opinion or any other form of assurance on management's statements referring to corrective actions taken after December 31, 2015, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
March 15, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cardinal Financial Corporation:

        We have audited the accompanying consolidated statements of condition of Cardinal Financial Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, and statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
March 15, 2016

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2015 and 2014

(In thousands, except share data)

	2015	2014
Assets
Cash and due from banks	$24,760	$20,298
Federal funds sold	14,577	17,891

Total cash and cash equivalents	39,337	38,189
Investment securities available-for-sale	414,077	339,131
Investment securities held-to-maturity (market value of $3,311 and $3,334 at December 31, 2015 and December 31, 2014, respectively)	3,836	4,024
Investment securities—trading	5,881	5,067

Total investment securities	423,794	348,222
Other investments	20,967	15,941
Loans held for sale	383,768	315,323
Loans receivable, net of deferred fees and costs	3,056,310	2,581,114
Allowance for loan losses	(31,723)	(28,275)

Loans receivable, net	3,024,587	2,552,839
Premises and equipment, net	25,163	25,253
Deferred tax asset, net	7,970	4,831
Goodwill and intangibles, net	36,576	37,312
Bank-owned life insurance	32,978	32,546
Other real estate owned	253	—
Accrued interest receivable and other assets	34,528	28,678

Total assets	$4,029,921	$3,399,134

Liabilities and Shareholders' Equity
Non-interest bearing deposits	$657,398	$572,071
Interest bearing deposits	2,375,373	1,963,259

Total deposits	3,032,771	2,535,330
Other borrowed funds	537,965	437,995
Mortgage funding checks	12,554	19,469
Escrow liabilities	2,676	2,035
Accrued interest payable and other liabilities	30,808	26,984

Total liabilities	3,616,774	3,021,813

	2015	2014
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	32,373,433	32,078,227	32,373	32,078
Additional paid-in capital			207,429	201,948
Retained earnings			166,303	133,129
Accumulated other comprehensive income, net			7,042	10,166

Total shareholders' equity			413,147	377,321

Total liabilities and shareholders' equity			$4,029,921	$3,399,134

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2015, 2014, and 2013

(In thousands, except per share data)

	2015	2014	2013
Interest income:
Loans receivable	$114,878	$104,175	$86,152
Loans held for sale	13,273	12,177	16,695
Federal funds sold	91	92	266
Investment securities available-for-sale	11,558	11,694	10,481
Investment securities held-to-maturity	63	145	189
Other investments	602	580	332

Total interest income	140,465	128,863	114,115
Interest expense:
Deposits	16,194	12,258	13,016
Other borrowed funds	7,877	8,905	8,754

Total interest expense	24,071	21,163	21,770

Net interest income	116,394	107,700	92,345
Provision for loan losses	1,388	1,938	(32)

Net interest income after provision for loan losses	115,006	105,762	92,377
Non-interest income:
Service charges on deposit accounts	2,294	2,170	1,992
Loan fees	1,596	1,995	1,447
Title insurance & other income	—	—	987
Investment fee income	489	716	1,337
Realized and unrealized gains on mortgage banking activities	43,456	32,051	21,615
Net realized gains on investment securities available-for-sale	1,151	1,213	—
Net realized gains on investment securities—trading	240	478	68
Management fee income	—	21	1,981
Litigation settlement	2,950	—	—
Income from bank-owned life insurance	433	483	411
Gain on sale of real estate	—	—	30
Other income	83	51	43

Total non-interest income	52,692	39,178	29,911
Non-interest expense:
Salary and benefits	51,844	45,963	41,523
Occupancy	9,823	10,303	8,389
Professional fees	4,611	3,122	3,765
Depreciation	3,403	3,727	3,196
Data processing and communications	5,609	6,449	4,720
Advertising and marketing	4,158	5,064	4,688
FDIC insurance assessment	2,064	1,519	1,391
Mortgage loan repurchases and settlements	397	83	(49)
Bank franchise taxes	3,317	3,177	2,836
Amortization of intangibles	736	775	148
Impairment of pooled trust preferred securities	—	—	300
Merger and acquisition expense	472	5,781	464
Other operating expenses	9,864	10,265	13,232

Total non-interest expense	96,298	96,228	84,603

Income before income taxes	71,400	48,712	37,685
Provision for income taxes	24,066	16,029	12,175

Net income	$47,334	$32,683	$25,510

Earnings per common share—basic	$1.45	$1.01	$0.83

Earnings per common share—diluted	$1.43	$1.00	$0.82

Weighted-average common shares outstanding—basic	32,744	32,392	30,687

Weighted-average common shares outstanding—diluted	33,208	32,824	31,077

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013
Net income	$47,334	$32,683	$25,510
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the year, net of tax benefit of $1.6 million in 2015, net of tax expense $3.2 million in 2014, and net of tax benefit of $5.1 million in 2013	(2,295)	6,435	(9,276)
Less: reclassification adjustment for net gains included in net income, net of tax expense of $387 thousand in 2015, $360 thousand in 2014, and $0 in 2013	(765)	(733)	—

	(3,060)	5,702	(9,276)

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax benefit of $33 thousand in 2015, net of tax benefit of $210 thousand in 2014, and net of tax expense of $589 thousand in 2013	(64)	(411)	1,109

Other comprehensive income	(3,124)	5,291	(8,167)
Comprehensive income	$44,210	$37,974	$17,343

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2015, 2014, and 2013

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2012	30,226	$30,226	$172,021	$92,777	$13,042	$308,066
Stock options exercised	107	107	977	—	—	1,084
Stock compensation expense, net of tax benefit	—	—	1,003	—	—	1,003
Dividends on common stock of $0.23 per share	—	—	—	(6,964)	—	(6,964)
Change in accumulated other comprehensive income	—	—	—	—	(8,167)	(8,167)
Net income	—	—	—	25,510	—	25,510

Balance, December 31, 2013	30,333	$30,333	$174,001	$111,323	$4,875	$320,532
Stock options exercised	128	128	1,371	—	—	1,499
Stock compensation expense, net of tax benefit	—	—	1,385	—	—	1,385
Shares issued from acquisition of United Financial Banking Companies, Inc.	1,617	1,617	25,191	—	—	26,808
Dividends on common stock of $0.34 per share	—	—	—	(10,877)	—	(10,877)
Change in accumulated other comprehensive income	—	—	—	—	5,291	5,291
Net income	—	—	—	32,683	—	32,683

Balance, December 31, 2014	32,078	$32,078	$201,948	$133,129	$10,166	$377,321
Stock options exercised	272	272	3,514	—	—	3,786
Vesting of restricted stock grants	23	23	513	—	—	536
Stock compensation expense, net of tax benefit	—	—	1,454	—	—	1,454
Dividends on common stock of $0.44 per share	—	—	—	(14,160)	—	(14,160)
Change in accumulated other comprehensive income	—	—	—	—	(3,124)	(3,124)
Net income	—	—	—	47,334	—	47,334

Balance, December 31, 2015	32,373	$32,373	$207,429	$166,303	$7,042	$413,147

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$47,334	$32,683	$25,510
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,403	3,727	3,196
Amortization of premiums, discounts and intangibles	1,998	1,193	137
Impairment of pooled trust preferred securities	—	—	300
Provision for loan losses	1,388	1,938	(32)
Loans held for sale originated	(3,602,075)	(3,010,055)	(5,782,912)
Proceeds from the sale of loans held for sale	3,577,086	3,100,776	6,216,285
Realized and unrealized gains on mortgage banking activities	(43,456)	(32,051)	(21,615)
Purchase of investment securities-trading	(2,391)	(2,215)	(1,707)
Unrealized gain on sale of investments securities-trading	(240)	(478)	(68)
Gain on sale of investment securities available-for-sale	(1,151)	(1,230)	—
Loss on sale of investment securities available-for-sale	—	17	—
(Gain) Loss on sales of other real estate owned	—	—	(30)
Stock compensation expense, net of tax benefits	1,454	1,385	1,003
Provision for deferred income taxes	1,843	(2,149)	(2,866)
Increase in cash surrender value of bank-owned life insurance	(433)	(483)	(411)
(Increase) decrease in accrued interest receivable, other assets and deferred tax asset	(9,316)	8,267	15,391
Increase (decrease) in accrued interest payable and other liabilities	6,258	(6,485)	(6,901)

Net cash provided by (used in) operating activities	(18,298)	94,840	445,280

Cash flows from investing activities:
Net purchases of premises and equipment	(3,313)	(1,677)	(4,393)
Proceeds from maturity and call of investment securities available-for-sale	33,137	35,781	11,484
Proceeds from sale of investment securities available-for-sale	—	10,766	—
Proceeds from sale of mortgage-backed securities available-for-sale	14,956	18,778	—
Proceeds from sale of other investments	6,337	10,137	255
Purchase of investment securities available-for-sale	(73,309)	(39,105)	(66,372)
Purchase of mortgage-backed securities available-for-sale	(70,721)	(8,930)	(67,834)
Purchase of other investments	(11,577)	(6,590)	(5,021)
Redemptions of investment securities available-for-sale	16,479	18,242	35,902
Redemptions of investment securities held-to-maturity	188	553	1,790
Acquisitions, net of cash and cash equivalents	—	102,560	—
Net increase in loans receivable, net of deferred fees and costs	(473,389)	(304,201)	(236,213)

Net cash used in investing activities	(561,212)	(163,686)	(330,402)

Cash flows from financing activities:
Net increase (decrease) in deposits	497,441	116,646	(184,899)
Net decrease in other borrowed funds	(15,030)	32,617	(17,043)
Net increase (decrease) in mortgage funding checks	(6,915)	12,941	(45,151)
Proceeds from FHLB advances	250,000	300,000	100,000
Repayments of FHLB advances	(135,000)	(375,000)	—
Stock options exercised	3,786	1,499	1,084
Stock issuance	536	—	—
Excess tax benefit from stock option exercises	—	—	164
Dividends on common stock	(14,160)	(10,877)	(6,964)

Net cash provided by (used in) financing activities	580,658	77,826	(152,809)

Net increase (decrease) in cash and cash equivalents	1,148	8,980	(37,931)
Cash and cash equivalents at beginning of year	38,189	29,209	67,140

Cash and cash equivalents at end of year	$39,337	$38,189	$29,209

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$24,121	$22,027	$21,823
Income taxes	22,220	16,086	14,964
Acquisition of noncash assets and liabilities:
Assets acquired	—	293,307	—
Liabilities assumed	—	367,924	—
Supplemental schedule of noncash investing and financing activities:
Unsettled purchases of investment securities available-for-sale	$—	$—	$2,050
Transfer of investment securities from held-to-maturity to available-for-sale	—	1,899	2,795
Transfer of loans to other real estate owned	253	—	—

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

        At December 31, 2015 and 2014, the Company had certain of its investment securities classified as trading. These investments were purchased to economically hedge against fair value changes of the Company's nonqualified deferred compensation plan liability. Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        At December 31, 2013, the Company owned four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio. Based on the interim rule, only two of the four investments were exempt from the covered fund definition. For the two investments that were not exempt as a result of the interim rule, the Company would have been required to divest its investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule, July 21, 2017. As a result of this new regulation, these two investments were reclassified to the available-for-sale investment securities portfolio and an other-than-temporary impairment of $300,000 was recognized as of December 31, 2013. During the fourth quarter of 2014, one of these available-for-sale pooled trust preferred investments paid off early, and the Company recognized a gain of $120,000 from the other-than-temporary impairment charge recorded as of December 31, 2013. During the second quarter of 2015, the remaining available-for-sale pooled trust preferred investments paid off early, and the Company recognized a gain of $180,000 from the other-than-temporary impairment charge recorded as of December 31, 2013.

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

        During 2014, as a result of the Company's acquisition of UFBC, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans). The loans segregated to the acquired loan

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification ("ASC") Topic 310-30 or ASC Topic 310-20.

        Purchased credit-impaired (PCI) loans, which are the loans acquired in the Company's acquisition of UFBC, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. The Company accounts for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment to any previously recognized allowance for loan loss for that pool of loans and then through an increase in the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The allowance for loan losses consists of specific and general components. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment. The Company individually assigns loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. In certain cases, the Company applies, in accordance with regulatory guidelines, a 5% loss factor to all loans classified as special mention, a 15% loss factor to all loans classified as substandard and a 50% loss factor to all loans classified as doubtful. Loans classified as loss loans are fully reserved or charged-off. However, in most instances, the Company evaluates the impairment of certain loans on a loan by loan basis for those loans that are adversely risk rated. For these loans, the Company analyzes the fair value of the collateral underlying the loan and considers estimated costs to sell the collateral on a discounted basis. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) the Company recognizes an impairment and establishes a specific reserve for the impaired loan. Because of the limited number of impaired loans within its portfolio, the Company is able to evaluate each impaired loan individually and therefore specific reserves for impaired loans are generally less than those recommended by the listed regulatory guidelines above.

        The general component relates to groups of homogeneous loans not designated for a specific allowance and are collectively evaluated for impairment. The general component is based on historical loss experience adjusted for qualitative factors. To arrive at the general component, the loan portfolio is grouped by loan type. A weighted average historical loss rate is computed for each group of loans over the trailing seven year period. The Company selected a seven year evaluation period as a result of the limited historical loss experience it has incurred, even during the recent economic downturn. The Company also believes that a seven year time horizon represents a full economic cycle. The historical loss factors are updated at least annually, unless a more frequent review of such factors is warranted. In addition to the use of historical loss factors, a qualitative adjustment factor is applied. This qualitative adjustment factor, which may be favorable or unfavorable, represents management's judgment that inherent losses in a given group of loans are different from historical loss rates due to environmental factors unique to that specific group of loans. These factors may relate to growth rate factors within the particular loan group; whether the recent loss history for a particular group of loans differs from its historical loss rate; the amount of loans in a particular group that have recently been designated as impaired and that may be indicative of future trends for this group; reported or observed difficulties that other banks are having with loans in the particular group; changes in the experience, ability, and depth of lending personnel; changes in the nature and volume of the loan portfolio and in the terms of loans; and changes in the volume and severity of past due loans, nonaccrual loans, and adversely classified loans. The sum of the historical loss rate and the qualitative adjustment factor comprise the estimated annual loss rate. To adjust for inherent loss levels within the loan portfolio, a loss emergence factor is estimated based on an evaluation of the period of time it takes for a loan within each of our loan segments to deteriorate to the point an impairment loss is recorded within the allowance. The loss emergence factor is applied to the estimated annual loss rate to determine the annual loss amount.

        In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

that the allowance for loan losses at December 31, 2015 and 2014 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

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

        ASC Topic 350 states that an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. If an entity can qualitatively demonstrate that a reporting unit's fair value is more likely than not greater than its carrying value, then it would not be required to perform the quantitative two-step goodwill impairment test.

        When required, the goodwill impairment test involves a two-step valuation process. In Step 1, each reporting unit's fair value is determined based on three metrics: (1) a primary market approach, which measures fair value based on trading multiples of independent publicly traded financial institutions of comparable size and character to the reporting units, (2) a secondary market approach, which measures fair value based on acquisition multiples of publicly traded financial institutions of comparable size and character which were recently acquired, and (3) an income approach, which estimates fair value based on discounted cash flows. If the fair value of any reporting unit exceeds its adjusted net book value, no write-down of goodwill is necessary. If the fair value of any reporting unit is less than its adjusted net book value, a Step 2 valuation procedure is required to assess the proper carrying value of the goodwill allocated to that reporting unit. The valuation procedures applied in a Step 2 valuation are similar to

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price.

        No impairment was recorded for 2015, 2014, and 2013.

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

  (k)
  Other Real Estate Owned

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by the Company and the assets are carried at the lower of carrying value or fair value less any costs to sell. The fair value is determined by obtaining an updated appraisal of the foreclosed property which is then discounted for estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance are included in other real estate owned and loan expenses, disclosed in a separate line item on the consolidated statements of income.

  (l)
  Realized and Unrealized Gains on Mortgage Banking Activities

        Realized and unrealized gains on mortgage banking activities include income earned by George Mason from the origination and sale of mortgage loans to third party investors, and other activities incidental to mortgage banking activities. The Company enters into interest rate lock commitments to sell and deliver the mortgage loans, servicing released, to third party investors. Unrealized gains include the recognition of the fair value of the rate lock commitment derivative, which approximates the differential between the par value of the loan and the amount that will be received upon the delivery of the loan to the third party investor.

  (m)
  Investment Fee Income

        Investment fee income represents commissions paid by customers of CWS for the years ended December 31, 2015 and 2014. Fees are recognized in income as they are earned. For 2013, investment fee income also included asset management fees and revenue from the Company's former asset management and trust services businesses. Such revenue was recognized in the period earned in accordance with contractual percentage of assets under management or custody. Trust Services revenue is generally determined based upon the fair value of assets under management or custody at the end of the period. As of June 30, 2013, the Company merged the remaining operations of its trust division and asset management business, both of which had been included in the wealth management services segment, into CWS. Results for the year ended December 31, 2013 include six months of operations of these merged subsidiaries.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  (n)
  Management Fee Income

        Management fee income represents income earned for the management and operational support provided by George Mason to other mortgage banking companies (the "managed companies") owned by local homebuilders. During 2014, the Company ceased providing such operational support and therefore income from this activity decreased significantly during 2014. The relationship of George Mason to these managed companies was solely as a service provider and there was no fiduciary relationship or equity investment involved. Fees earned by George Mason were accrued based on contractual arrangements with each of the managed companies and were generally recorded on a per loan basis.

  (o)
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

        Uncertain tax positions, if any, are accounted for by applying a recognition threshold and measurement attributable for tax positions taken or expected to be taken on a tax return. Recognition and measurement of tax positions is based on management's evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position.

  (p)
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

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  (q)
  Derivative Instruments and Hedging Activities

        The Company records its derivatives at their fair values in other assets and other liabilities on the statement of condition. The Company does not enter into derivative transactions for speculative purposes. For derivatives designated as hedges, the Company contemporaneously documents the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness. The Company evaluates the effectiveness of these transactions at inception and on an ongoing basis. Ineffectiveness is recorded through earnings. For derivatives designated as cash flow hedges, the fair value adjustment is recorded as a component of other comprehensive income, net of tax, except for the ineffective portion which is recorded in earnings. For derivatives designated as fair value hedges, the fair value adjustments for both the hedged item and the hedging instrument are recorded through the income statement with any difference considered the ineffective portion of the hedge. The Company discontinues hedge accounting when i) the hedge is no longer considered highly effective or ii) the derivative matures or is sold or terminates.

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

        The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company mitigates the effect of the interest rate risk inherent in providing rate lock commitments through an economic hedge by entering into either a best efforts delivery forward loan sales contract or a trade of mortgage-backed securities for mandatory delivery (the "residual hedge"). During the rate lock commitment period, these forward loan sales contracts and the residual hedge are marked to market through earnings and are not designated as accounting hedges. Exclusive of the fair value component associated with the projected cash flows from the loan delivery to the investor, the changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and residual hedge generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and the Company records a loan held for sale and continues to be obligated under the same forward loan sales contract under best efforts. For mandatory delivery, the Company closes out of the trading mortgage-backed securities assigned within the residual hedge and replaces them with a forward sales contract once a price has been accepted by an investor. The forward sales contract is then designated as a hedge against the variability in cash to be received from the loan sale. Loans held for sale are accounted for at the lower of cost or fair value.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        When hedge accounting is discontinued because it is probable an anticipated loan sale will not occur, the Company recognizes immediately in earnings any gains and losses that were accumulated in other comprehensive income.

  (r)
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

        The Company awards stock options with a graded-vesting period and as such has elected to recognize compensation costs over the requisite service period for the entire award. Total compensation costs charged against income for the years ended December 31, 2015, 2014, and 2013 was $2.0 million, $1.1 million, and $687,000, respectively. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $1.0 million, $357,000, and $287,000, for the years ended December 31, 2015, 2014, and 2013, respectively.

        At December 31, 2015, the Company had two stock-based employee compensation plans, which are described more fully in Note 21.

        Stock options are granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant. Director stock options have ten year terms and vest and become fully exercisable on the grant date. Certain employee stock options have ten year terms and vest and become fully exercisable in 25% increments beginning as of the date of grant. In addition, the Company has granted stock options to employees of the Company that have ten year terms and vest and become fully exercisable in 20% increments beginning after their first year of service. Other grants have ten year terms and vest and become fully exercisable in one-third increments beginning as of the grant date.

        During 2015, the Company began granting restricted stock awards which are granted at the fair market value of the Company's common stock on the grant date. Most restricted stock grants vest in one-third increments on the anniversary date of the grant. Certain restricted stock awards granted to executive officers vest one-third immediately on the grant date with the remaining shares vesting over the next two years.

        The weighted average per share fair values of stock option grants made in 2015, 2014, and 2013, were $5.95, $5.64, and $5.83, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2015	2014	2013
Estimated option life	6.5 years	6.5 years	6.5 years
Risk free interest rate	1.66 - 2.05%	1.92 - 2.34%	1.14 - 2.21%
Expected volatility	36.90%	37.40%	39.50%
Expected dividend yield	2.46%	1.80%	1.23%

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Expected volatility is based upon the average annual historical volatility of the Company's common stock. The estimated option life is derived from the "simplified method" as described in ASC Subtopic 718-10-599-1. The risk free interest rate is based upon the seven-year U.S. Treasury note rate in effect at the time of grant. The expected dividend yield is based upon implied and historical dividend declarations.

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

        Merger and acquisition expense was $472,000, $5.8 million and $464,000 for the years ended December 31, 2015, 2014, and 2013, respectively, which are primarily related to legal and accounting costs, contract termination expenses, system conversion and integration expenses, employee retention and severance payments.

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

        The difference between the fair value and the expected cash flows from acquired loans will be accreted to interest income over the remaining term of the loans in accordance with ASC topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality." See Note 6 for further details.

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

(4) Investment Securities and Other Investments

        The approximate fair value and amortized cost of investment securities at December 31, 2015 and 2014 are shown below.

	2015
(In thousands)	Gross Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$70,617	$2,318	$(30)	$72,905
Mortgage-backed securities	158,959	3,982	(217)	162,724
Municipal securities	172,556	6,154	(262)	178,448

Total	$402,132	$12,454	$(509)	$414,077

Investment Securities Held-to-Maturity
Mortgage-backed securities	3	—	—	3
Pooled trust preferred securities	3,833	—	(525)	3,308

Total	$3,836	$—	$(525)	$3,311

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

        The fair value and amortized cost of investment securities by contractual maturity at December 31, 2015 are shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	2015
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized cost	Fair Value	Amortized cost	Fair Value
Within One Year	$9,225	$9,382	$—	$—
After 1 year but within 5 years	52,510	55,120	—	—
After 5 years but within 10 years	38,095	40,243	—	—
After 10 years	143,343	146,608	3,833	3,308
Mortgage-backed securities	158,959	162,724	3	3

Total	$402,132	$414,077	$3,836	$3,311

        For the years ended December 31, 2015, 2014, and 2013, proceeds from sales of investment securities available-for-sale amounted to $15.0 million, $29.5 million, and $0, respectively. Gross realized gains in 2015, 2014, and 2013, amounted to $971,000, $1.1 million, and $0, respectively. Gross realized losses for each of the years ended December 31, 2015, 2014, and 2013, were $0, $19,000, and $0, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Investment Securities and Other Investments (Continued)

        The table below shows the Company's investment securities' gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014.

	At December 31, 2015
	Less than 12 months		12 months or more		Total
Investment Securities Available-for-Sale (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$9,970	$(30)	$—	$—	$20,056	$(30)
Mortgage-backed securities	46,772	(202)	677	(15)	37,363	(217)
Municipal securities	30,313	(261)	259	(1)	30,572	(262)

Total temporarily impaired securities	$87,055	$(493)	$936	$(16)	$87,991	$(509)

	Less than 12 months		12 months or more		Total
Investment Securities Held-to-Maturity (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,308	$(525)	$3,308	$(525)

Total temporarily impaired securities	$—	$—	$3,308	$(525)	$3,308	$(525)

	At December 31, 2014
	Less than 12 months		12 months or more		Total
Investment Securities Available-for-Sale (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$10,099	$(14)	$—	$—	$10,099	$(14)
Mortgage-backed securities	3,295	(25)	272	(6)	3,567	(31)
Municipal securities	4,820	(21)	—	—	4,820	(21)

Total temporarily impaired securities	$18,214	$(60)	$272	$(6)	$18,486	$(66)

	Less than 12 months		12 months or more		Total
Investment Securities Held-to-Maturity (In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,315	$(690)	$3,315	$(690)

Total temporarily impaired securities	$—	$—	$3,315	$(690)	$3,315	$(690)

        The Company estimates the fair value of its pooled trust preferred securities portfolio by using third party projected cash flows for each of the issuances in the portfolio, and a discount rate that is commensurate with the risk inherent in the expected cash flows is applied to arrive at the estimated fair value.

        The Company completes reviews for other-than-temporary impairment at least quarterly. As of December 31, 2015, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Investment Securities and Other Investments (Continued)

the best quality and carry the smallest degree of investment risk. At December 31, 2015, 99% of the Company's mortgage-backed securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

        At December 31, 2015, the Company has $947,000 in non-government non-agency mortgage-backed securities in its available-for-sale portfolio. The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

        At December 31, 2015, certain of the Company's investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. The Company does not intend to sell nor does the Company believe it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

        At December 31, 2013, the Company owned four pooled trust preferred securities which were all previously classified as held-to-maturity within the investment securities portfolio. Based on the interim rule, only two of the four investments were exempt from the covered fund definition. For the two investments that were not exempt as a result of the interim rule, the Company would have been required to divest its investment in these particular pooled trust preferred securities prior to the effectiveness of the Final Rule, July 21, 2017. As a result of this new regulation, these two investments were reclassified to the available-for-sale investment securities portfolio and an other-than-temporary impairment of $300,000 was recognized as of December 31, 2013. During the fourth quarter of 2014, one of these available-for-sale pooled trust preferred investments paid off early, and the Company recognized a gain of $120,000 from the other-than-temporary impairment charge recorded as of December 31, 2013. During the second quarter of 2015, the remaining available-for-sale pooled trust preferred investments paid off early, and the Company recognized a gain of $180,000 from the other-than-temporary impairment charge recorded as of December 31, 2013.

        The par and carrying values of the two pooled trust preferred securities still classified as held-to-maturity were each $3.8 million at December 31, 2015. The collateral underlying these structured securities are instruments issued by financial institutions. The Company owns the A-3 tranches in each issuance. Each of the bonds is rated by more than one rating agency. One security has a composite rating of AA and the other security has a composite rating of A. Observable trading activity remains limited for these types of securities. The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the securities, and concluded that these securities are not other-than-temporarily impaired. The Company continuously monitors the financial condition of the underlying issues and the level of subordination below the A-3 tranches. The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Investment Securities and Other Investments (Continued)

tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

        With the exception of the aforementioned impairment recorded on the Company's pooled trust preferred securities, no other-than-temporary impairment has been recognized for the remaining securities in the Company's investment portfolio as of December 31, 2015, 2014, and 2013.

        Investment securities that were pledged to secure borrowed funds and other balances as required at December 31, 2015 and 2014 had carrying values of $349.1 million and $192.9 million, respectively. The market values of these pledged securities at December 31, 2015 and 2014 were $360.9 million and $203.6 million, respectively. They were pledged as follows:

	2015
(In thousands)	Carrying Value	Market Value
Federal Reserve discount window	$558	$559
Customer repurchase agreements	153,716	158,938
Debtor in possession, public deposits, and other customer deposits	194,847	201,364

	$349,121	$360,861

	2014
(In thousands)	Carrying Value	Market Value
Federal Reserve discount window	$575	$575
Customer repurchase agreements	133,269	140,658
Debtor in possession, public deposits, and other customer deposits	59,040	62,416

	$192,884	$203,649

        Investment securities are pledged against certain customer deposit accounts (referred to as customer repurchase agreements). See Note 12 to the notes to consolidated financial statements for additional information.

        The Company has other investments totaling $21.0 million and $15.9 million at December 31, 2015 and 2014, respectively. The following table discloses the types of investments included in other investments:

(In thousands)	2015	2014
FHLB stock	$18,114	$13,694
Low income housing tax exempt investments	1,616	1,010
Investment in Cardinal Statutory Trust I	619	619
Community Banker's Bank stock	156	156
Investment in UFBC Capital Trust I	155	155
Investment in insurance agency	257	257
Other	50	50

	$20,967	$15,941

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

        The Company's policy is to review for impairment of FHLB stock at each reporting period. At December 31, 2015, FHLB was in compliance with all of its regulatory capital requirements. The Company believes its holdings in the stock are ultimately recoverable at par value as of December 31, 2015. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future. Based on the Company's analysis of positive and negative factors, it believes that as of December 31, 2015 and 2014, its FHLB stock was not impaired.

(5) Investment Securities—Trading

        The Company acquired investment assets and designated them as trading to economically hedge against fair value changes of the Company's nonqualified deferred compensation plan liability. Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings. Trading securities at December 31, 2015 and 2014 are as follows:

(in thousands)	2015	2014
Cash equivalents	$702	$578
Mutual funds	5,179	4,489

	$5,881	$5,067

        The net realized gain on trading securities for the years ended December 31, 2015, 2014, and 2013, was $240,000, $478,000, and $68,000, respectively.

(6) Loans Receivable and Allowance for Loan Losses

        The loan portfolio at December 31, 2015 and 2014 consists of the following:

	2015
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$366,549	$13,138	$379,687
Real estate—commercial	1,421,976	78,329	1,500,305
Real estate—construction	572,260	1,341	573,601
Real estate—residential	439,346	6,420	445,766
Home equity lines	153,762	2,869	156,631
Consumer	4,278	568	4,846

	2,958,171	102,665	3,060,836
Net deferred fees	(4,526)	—	(4,526)

Loans receivable, net of fees	2,953,645	102,665	3,056,310
Allowance for loan losses	(31,564)	(159)	(31,723)

Loans receivable, net	$2,922,081	$102,506	$3,024,587

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

	2014
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$328,711	$25,210	$353,921
Real estate—commercial	1,154,093	103,761	1,257,854
Real estate—construction	424,745	10,163	434,908
Real estate—residential	393,894	8,784	402,678
Home equity lines	127,004	3,881	130,885
Consumer	4,341	742	5,083

	2,432,788	152,541	2,585,329
Net deferred fees	(4,215)	—	(4,215)

Loans receivable, net of fees	2,428,573	152,541	2,581,114
Allowance for loan losses	(28,275)	—	(28,275)

Loans receivable, net	$2,400,298	$152,541	$2,552,839

        The loan portfolio is segregated into two components; loans accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans).

        The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC Topic 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statements of condition at December 31, 2015 and 2014, respectively, are as follows:

(in thousands)	December 31, 2015
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$10,886
Carrying amount	7,723
Other acquired loans
Outstanding principal balance	96,392
Carrying amount	94,942
Total acquired loans
Outstanding principal balance	107,278
Carrying amount	102,665

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

(in thousands)	December 31, 2014
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$19,176
Carrying amount	14,960
Other acquired loans
Outstanding principal balance	138,419
Carrying amount	137,581
Total acquired loans
Outstanding principal balance	157,595
Carrying amount	152,541

        The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows.

(in thousands)
Balance at December 31, 2014	$(5,053)
Charge-offs	504
Recoveries	(55)
Accretion	(9)

Balance at December 31, 2015	$(4,613)

(in thousands)
Balance at December 31, 2013	$—
Recorded discount at acquisition date	(3,872)
Accretion	(1,181)

Balance at December 31, 2014	$(5,053)

        Loans totaling $1.1 billion serve as collateral for the Company's Federal Home Loan Bank advance capacity at December 31, 2015. Loans held as collateral at the Federal Reserve for use of the Company's discount window line of credit total $240.4 million at December 31, 2015.

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

        Substantially all of the Company's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. As a matter of regulatory restriction, the Company's banking subsidiary limits the amount of credit extended to any single borrower or group of related borrowers. At December 31, 2015, the amount of credit extended to any single borrower or group of related borrowers was limited to $63.6 million. Loans in process at December 31, 2015 and 2014 were $175,000 and $857,000, respectively.

        The Company's allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.

        An analysis of the change in the allowance for loan losses follows:

(In thousands)	2015	2014	2013
Balance, beginning of year	$28,275	$27,864	$27,400
Provision for loan losses	1,388	1,938	(32)
Loans charged-off	(291)	(2,178)	(231)
Recoveries	2,351	651	727

Balance, end of year	$31,723	$28,275	$27,864

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

        An analysis of the allowance for loan losses based on loan type, or segment, and the Company's loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, is below:

Allowance for Loan Losses
For the Year Ended December 31, 2015
(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,061	$17,820	$6,105	$1,954	$301	$34	$28,275
Charge-offs	(144)	—	—	(28)	(48)	(71)	(291)
Recoveries	485	1,802	22	42	—	—	2,351
Provision for loan losses	(779)	734	1,750	(506)	124	65	1,388

Ending Balance, December 31, 2015	$1,623	$20,356	$7,877	$1,462	$377	$28	$31,723

Ending Balance, December 31, 2015
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,623	20,356	7,877	1,462	377	28	31,723

Loans Receivable
At December 31, 2015
(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, December 31, 2015	$379,687	$1,500,305	$573,601	$445,766	$156,631	$4,846	$3,060,836

Ending Balance, December 31, 2015
Individually evaluated for impairment	$893	$5,616	$—	$587	$51	$—	$7,147
Purchased Credit Impaired Loans	863	4,669	1,341	338	512	—	7,723
Collectively evaluated for impairment	377,931	1,490,020	572,260	444,841	156,068	4,846	3,045,966

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

        The following tables report the Company's nonaccrual and past due loans at December 31, 2015 and 2014. In addition, the credit quality of the loan portfolio is provided as of December 31, 2015 and 2014.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans—Originated Loan Portfolio
At December 31, 2015
(In thousands)

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$58	$58	$366,491	366,549	$—	$58
Real estate—commercial
Owner occupied	—	—	—	—	360,287	360,287	—	—
Non-owner occupied	—	—	—	—	1,061,689	1,061,689	—	—
Real estate—construction
Residential	—	—	—	—	257,679	257,679	—	—
Commercial	—	—	—	—	314,581	314,581	—	—
Real estate—residential
Single family	351	587	—	938	250,063	251,001	—	—
Multi-family	—	—	—	—	188,345	188,345	—	—
Home equity lines	—	—	51	51	153,711	153,762	—	51
Consumer
Installment	—	—	—	—	3,830	3,830	—	—
Credit cards	—	—	—	—	448	448	—	—

	$351	$587	$109	$1,047	$2,957,124	$2,958,171	$—	$109

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans—Acquired Loan Portfolio
At December 31, 2015
(In thousands)

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$342	$342	$12,796	13,138	$—	$342
Real estate—commercial
Owner occupied	—	—	—	—	37,450	37,450	—	—
Non-owner occupied	—	—	—	—	40,879	40,879	—	—
Real estate—construction
Residential	—	—	—	—	811	811	—	—
Commercial	—	—	—	—	530	530	—	—
Real estate—residential
Single family	—	—		—	6,420	6,420	—	—
Multi-family	—	—	—	—	—	—	—	—
Home equity lines	—	—	—	—	2,869	2,869	—	—
Consumer
Installment	—	—	—	—	568	568	—	—
Credit cards	—	—	—	—	—	—	—	—

	$—	$—	$342	$342	$102,323	$102,665	$—	$342

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

        At December 31, 2015, 2014, and 2013, the Company had impaired loans on nonaccrual status of $451,000, $3.4 million, and $2.3 million, respectively. These impaired loans did not have a valuation allowance for each of the years ended December 31, 2015 and 2014. For the years ended December 31, 2015, 2014, and 2013, the Company charged-off $22,000, $814,000, and $0, respectively, related to impaired loans for the portion of the outstanding principal balance which was unsecured based on the estimated fair value of the underlying collateral.

        The average balance of impaired loans was $1.7 million, $4.7 million, and $4.2 million, for 2015, 2014, and 2013, respectively. Interest income that would have been recorded had these loans been performing for the years ended December 31, 2015, 2014, and 2013, would have been $201,000, $866,000, and $626,000, respectively. The interest income realized prior to these loans being placed on nonaccrual status for December 31, 2015, 2014, and 2013, was $6,000, $129,000, and $5,000, respectively. For each of the years ended December 31, 2015 and 2014, the Company did not have any accruing loans past due 90 days or more as to principal or interest payments.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

        Additional information on the Company's impaired loans that were evaluated for specific reserves as of December 31, 2015 and 2014, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans—Originated Loan Portfolio
At December 31, 2015
(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$893	$916	$—	$1
Real estate—commercial
Owner occupied	—	—	—	—
Non-owner occupied	5,616	6,461	—	30
Real estate—construction
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate—residential
Single family	587	587	—	8
Multi-family	—	—	—	—
Home equity lines	51	51	—	—
Consumer	—	—	—	—
With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate—commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate—construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate—residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—
By segment total:
Commercial and industrial	$893	$916	$—	$1
Real estate—commercial	5,616	6,461	—	30
Real estate—construction	—	—	—	—
Real estate—residential	587	587	—	8
Home equity lines	51	51	—	—
Consumer	—	—	—	—

Total	$7,147	$8,015	$—	$39

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

        The difference between the recorded investment and the unpaid principal balance in the above table is a result of partial loan charge-offs that the Company has recorded on these impaired loans.

Impaired Loans—Acquired Loan Portfolio
At December 31, 2015
(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$342	$470	$—	$—
Real estate—commercial
Owner occupied	—	—	—	—
Non-owner occupied	190	225	—	1
Real estate—construction
Residential	—	—	—	—
Commercial	530	627	—	4
Real estate—residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—
With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate—commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate—construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate—residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—
By segment total:
Commercial and industrial	$342	$470	$—	$—
Real estate—commercial	190	225	—	1
Real estate—construction	530	627	—	4
Real estate—residential	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

Total	$1,062	$1,322	$—	$5

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

        Nonaccruing loans that are modified can be placed back on accrual status when both the principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The Company modified two loans (which are related to one borrower) as TDRs and one previously reported TDR paid off during

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

the year ended December 31, 2015. The following table reconciles the beginning and ending balances on TDRs for the years ended December 31, 2015 and 2014, respectively:

Troubled Debt Restructurings
At December 31, 2015
(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Beginning Balance, January 1, 2015	$—	$289	$—	$—	$—	$—	$289
New TDRs	299	71	—	—	—	—	370
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	(3)	(291)	—	—	—	—	(294)

Ending Balance, December 31, 2015	$296	$69	$—	$—	$—	$—	$365

Troubled Debt Restructurings
At December 31, 2014
(In thousands)

	Commercial and Industrial	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1, 2014	$—	$1,738	$525	$—	$—	$—	$2,263
New TDRs	—	—	—	—	—	—	—
Increases to existing TDRs	—	—	—	—	—	—	—
Charge-Offs Post Modification	—	—	—	—	—	—	—
Sales, paydowns, or other decreases	—	(1,449)	(525)	—	—	—	(1,974)

Ending Balance, December 31, 2014	$—	$289	$—	$—	$—	$—	$289

        Loans reported as TDRs as of December 31, 2015 are not on nonaccrual. While the borrower is having financial difficulty, the borrower has not missed a scheduled payment under the terms of the loan agreement. The Company did not place these TDRs on nonaccrual as the only concession granted to the borrower was an extension of the maturity date to provide the borrower additional time needed to sell the collateral associated with these two loans. Loans reported as TDRS as of December 31, 2014 are on nonaccrual status. Nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by the Company upon a detailed credit evaluation of the borrower's financial condition and prospects for repayment under the revised terms. Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company's year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

        As of December 31, 2015 and 2014, the TDRs make up one relationship with the Bank. These loans are performing as expected post-modification. For restructured loans in the portfolio, the Company had no loan loss reserves for each of the years ended December 31, 2015 and 2014, respectively. There were no outstanding commitments to advance additional funds to customer relationships whose loans had been restructured for each of the years ended December 31, 2015 and 2014.

        Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For the years ended December 31, 2015 and 2014, respectively, no loans identified as TDRs had a payment default within the last twelve months.

        One of the most significant factors in assessing the credit quality of the Company's loan portfolio is the risk rating. The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, other loans especially mentioned ("OLEM"), substandard, doubtful and loss. OLEM are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the Bank's credit position at some future date. These loans may not show problems as yet due to the borrower's apparent ability to service the debt, but special circumstances surround the loans of which the Bank's management should be aware. Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management. Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable. A loss loan is one that is considered uncollectible and will be charged-off immediately. All other loans not rated OLEM, substandard, doubtful or loss are considered to have a pass risk rating. Substandard and doubtful risk rated loans are evaluated for impairment. The following table presents a summary of the risk ratings by portfolio segment and class segment at December 31, 2015 and 2014, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

Internal Risk Rating Grades—Originated Loan Portfolio
At December 31, 2015
(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$364,932	$724	$893	$—	$—
Real estate—commercial
Owner occupied	360,287	—	—	—	—
Non-owner occupied	1,058,293	3,396	—	—	—
Real estate—construction
Residential	257,679	—	—	—	—
Commercial	304,580	4,385	5,616	—	—
Real estate—residential
Single family	250,063	351	587	—	—
Multi-family	188,345	—	—	—	—
Home equity lines	153,711	—	51	—	—
Consumer
Installment	3,830	—	—	—	—
Credit cards	448	—	—	—	—

Total Loans Receivable	$2,942,168	$8,856	$7,147	$—	$—

Internal Risk Rating Grades—Acquired Loan Portfolio
At December 31, 2015
(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$12,744	$52	$342	$—	$—
Real estate—commercial
Owner occupied	37,450	—	—	—	—
Non-owner occupied	35,430	5,259	190	—	—
Real estate—construction
Residential	811	—	—	—	—
Commercial	—	—	530	—	—
Real estate—residential
Single family	6,420	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines	2,869	—	—	—	—
Consumer
Installment	568	—	—	—	—
Credit cards	—	—	—	—	—

Total Loans Receivable	$96,292	$5,311	$1,062	$—	$—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

Internal Risk Rating Grades—Originated Loan Portfolio
At December 31, 2014
(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$326,543	$1,009	$1,159	$—	$—
Real estate—commercial
Owner occupied	304,303	—	—	—	—
Non-owner occupied	846,280	3,221	289	—	—
Real estate—construction
Residential	158,915	—	—	—	—
Commercial	265,580	—	250	—	—
Real estate—residential
Single family	297,530	359	—	—	—
Multi-family	96,005	—	—	—	—
Home equity lines	126,824	—	180	—	—
Consumer
Installment	3,920	—	—	—	—
Credit cards	421	—	—	—	—

Total Loans Receivable	$2,426,321	$4,589	$1,878	$—	$—

Internal Risk Rating Grades—Acquired Loan Portfolio
At December 31, 2014
(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$22,277	$2,357	$576	$—	$—
Real estate—commercial
Owner occupied	49,173	—	—	—	—
Non-owner occupied	51,184	2,138	1,266	—	—
Real estate—construction
Residential	6,156	—	—	—	—
Commercial	3,168	—	839	—	—
Real estate—residential
Single family	8,454	24	306	—	—
Multi-family	—	—	—	—	—
Home equity lines	3,881	—	—	—	—
Consumer
Installment	742	—	—	—	—
Credit cards	—	—	—	—	—

	$145,035	$4,519	$2,987	$—	$—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans Receivable and Allowance for Loan Losses (Continued)

        Loans rated substandard and doubtful totaled $8.2 million and $4.9 million at December 31, 2015 and 2014, respectively. For each of the years ended December 31, 2015 and 2014, there was no related allowance for impaired loans. Loans receivable—evaluated for impairment and measured at fair value on a non-recurring basis, net of the related allowance is $7.1 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively (see Note 24 to the notes to consolidated financial statements for additional information).

(7) Other Real Estate Owned

        The Company had other real estate owned of $253,000 and $0 at December 31, 2015 and 2014, respectively. The balances in other real estate owned are at the lower of carrying value or fair value less any costs to sell on the statement of condition. The fair value is determined by obtaining an updated appraisal of the foreclosed property which is then discounted for estimated selling costs.

        The Company recorded no impairment charges related to other real estate owned during 2015 and 2014. The Company recorded a net gain on the sales of real estate of $0, $0, and $30,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

(8) Loans Held for Sale

        The loans held for sale portfolio at December 31, 2015 and 2014, consisted of the following:

(In thousands)	2015	2014
Residential	$317,578	$245,931
Construction-to-permanent	62,086	65,901

	379,664	311,832
Net deferred costs	4,104	3,491

Loans held for sale, net	$383,768	$315,323

        Loans that are classified as construction-to-permanent are those loans that provide variable rate financing for customers to construct their residences. Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market.

(9) Goodwill and Other Intangible Assets

        The Company performs its annual recoverability assessment during the third calendar quarter for its commercial banking and mortgage banking reporting units.

        For purposes of the annual impairment test, the Company assessed qualitative factors including macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance in 2015. After evaluating all relevant facts and circumstances, the Company determined that it is more likely than not that the fair value of each of the reporting units exceeds its carrying value and no goodwill impairment was indicated for the year ended December 31, 2015.

        The Company did not perform the two-step impairment test for any of its reporting units in 2015 and 2014.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Goodwill and Other Intangible Assets (Continued)

        Information concerning amortizable intangibles follows:

	Commercial Banking		Mortgage Banking		Wealth Management and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2013	$—	$—	$1,781	$1,781	$616	$616	$2,397	$2,397

2014 activity:
Acquisition of UFBC	2,740	756	—	—	—	—	2,740	756
Acquisition of Gainesville Branch	340	19	—	—	—	—	340	19

Balance at December 31, 2014	$3,080	$775	$1,781	$1,781	$616	$616	$5,477	$3,172

2015 activity:
Acquisition of UFBC	—	634	—	—	—	—	—	634
Acquisition of Gainesville Branch	—	102	—	—	—	—	—	102

Balance at December 31, 2015	$3,080	$1,511	$1,781	$1,781	$616	$616	$5,477	$3,908

        The aggregate amortization expense for 2015, 2014, and 2013, was $736,000, $775,000, and $148,000, respectively. The estimated amortization expense for the next five years and thereafter is as follows:

(In thousands)
2016	$595
2017	454
2018	313
2019	172
2020	35
Thereafter	—

        The carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2013	$24	$10,120	$10,144
Acquisition of UFBC	24,706	—	24,706
Acquisition of Gainesville Branch	157	—	157

Balance at December 31, 2015 and 2014	$24,887	$10,120	$35,007

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Premises and Equipment

        The components of premises and equipment at December 31, 2015 and 2014 were as follows:

(in thousands)	2015	2014
Land	$7,596	$7,596
Buildings	9,530	9,530
Furniture and equipment	28,514	27,132
Leasehold improvements	14,630	12,523

Total cost	60,270	56,781
Less accumulated depreciation and amortization	(35,107)	(31,528)

Premises and equipment, net	$25,163	$25,253

        Depreciation expense for the years ended December 31, 2015, 2014, and 2013, was $3.4 million, $3.7 million, and $3.2 million, respectively.

        The Company has entered into operating leases for office space over various terms. The leases generally have options to renew and are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

        Minimum future rental payments under the non-cancelable operating leases, as of December 31, 2015 were as follows:

Year ending December 31,	Amount
(In thousands)
2016	$8,844
2017	7,538
2018	6,323
2019	4,258
2020	3,334
Thereafter	5,889

$36,186

        The total rent expense was $9.0 million, $9.5 million, and $7.9 million, for the years ended December 31, 2015, 2014, and 2013, respectively, and is recorded in occupancy expense on the consolidated statements of income.

        The Company subleased excess office space to third parties. Future minimum lease payments under noncancelable subleasing arrangements as of December 31, 2015 were as follows:

Year ending December 31,	Amount
(In thousands)
2016	$50
2017	52
2018	31
Thereafter	—

$133

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Premises and Equipment (Continued)

        The total rent income was $133,000, $186,000, and $158,000, in 2015, 2014, and 2013, respectively, and is recorded as a reduction of occupancy expense in the consolidated statements of income.

(11) Deposits

        Deposits consist of the following at December 31, 2015 and 2014:

(In thousands)	2015	2014
Non-interest bearing demand deposits	$657,398	$572,071
Interest bearing deposits:
Interest checking	451,545	422,291
Money market and statement savings	740,372	627,313
Certificates of deposit	1,183,456	913,655

Total interest-bearing deposits	2,375,373	1,963,259

Total deposits	$3,032,771	$2,535,330

        Interest expense by deposit categories is as follows:

(In thousands)	2015	2014	2013
Interest checking	$2,088	$2,170	$2,170
Money market and statement savings	2,400	1,736	1,389
Certificates of deposit	11,706	8,352	9,457

Total interest expense	$16,194	$12,258	$13,016

        The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000 was $299.7 million and $171.5 million at December 31, 2015 and 2014, respectively.

        At December 31, 2015, the scheduled maturities of certificates of deposit with a minimum denomination of $250,000 were as follows:

Maturities:

(In thousands)	Fixed Term	No-Penalty	Total
Three months or less	$46,018	$6,338	$52,356
Over three months through six months	16,327	50,141	66,468
Over six months through twelve months	31,001	4,343	35,344
Over twelve months	134,025	11,485	145,510

	$227,371	$72,307	$299,678

        No-penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

        Brokered certificates of deposits at December 31, 2015 and 2014 were $407.0 million and $310.4 million, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Deposits (Continued)

        At December 31, 2015, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
2016	$560,556
2017	441,206
2018	95,698
2019	33,515
2020	23,782
2021	28,682
2022	17

$1,183,456

(12) Other Borrowed Funds

        At December 31, 2015 and 2014, other borrowed funds consisted of the following:

(In thousands)	2015	2014
Fixed rate FHLB advances	$355,000	$240,000
Federal funds purchased	45,000	70,000
Customer repurchase agreements	113,581	103,656
Payable to Statutory Trust I	24,384	24,339

	$537,965	$437,995

        The Company had fixed rate advances from the FHLB totaling $355.0 million and $240.0 million at December 31, 2015 and 2014, respectively. These advances mature through 2022 and have interest rates ranging from 0.35% to 4.01%.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Other Borrowed Funds (Continued)

        The contractual maturities of the fixed rate advances for each of December 31, 2015 and 2014 were as follows:

(In thousands)

At December 31, 2015
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
Fixed Rate Credit	0.35%	1 month	2016	25,000
Fixed Rate Hybrid	0.51%	24 months	2016	25,000
Fixed Rate Hybrid	2.03%	48 months	2016	10,000
Fixed Rate Hybrid	2.24 - 2.55%	24 months	2017	10,000
Fixed Rate Hybrid	2.46 - 2.65%	60 months	2017	30,000
Convertible	3.10 - 3.99%	120 months	2017	20,000
Fixed Rate Hybrid	1.05 - 3.38%	36 months	2018	60,000
Convertible	2.81 - 4.00%	120 months	2018	20,000
Fixed Rate Hybrid	1.20 - 1.28%	42 months	2019	20,000
Fixed Rate Hybrid	1.34 - 1.42%	48 months	2019	20,000
Fixed Rate Hybrid	2.98%	84 months	2019	10,000
Fixed Rate Hybrid	1.45 - 1.54%	54 months	2020	20,000
Fixed Rate Hybrid	1.55 - 1.64%	60 months	2020	20,000
Fixed Rate Hybrid	2.87 - 3.38%	72 months	2021	45,000
Fixed Rate Hybrid	3.80 - 4.01%	120 months	2022	20,000

Total FHLB Advances	2.37%			$355,000

(In thousands)

At December 31, 2014
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
Fixed Rate Hybrid	3.37 - 3.50%	48 months	2015	10,000
Fixed Rate Hybrid	0.51%	24 months	2016	25,000
Fixed Rate Hybrid	2.03%	48 months	2016	10,000
Fixed Rate Hybrid	3.45%	60 months	2016	5,000
Convertible	3.93 - 4.55%	120 months	2016	50,000
Fixed Rate Hybrid	2.46 - 2.65%	60 months	2017	30,000
Convertible	3.10 - 4.85%	120 months	2017	60,000
Convertible	2.81 - 4.00%	120 months	2018	20,000
Fixed Rate Hybrid	2.98%	84 months	2019	10,000
Fixed Rate Hybrid	3.80 - 4.01%	120 months	2022	20,000

Total FHLB Advances	3.32%			$240,000

        The average balances of FHLB advances for the years ended December 31, 2015 and 2014 were $262.1 million and $262.8 million, respectively. The maximum amount outstanding at any month-end for each of the years ended December 31, 2015 and 2014 were $355.0 million and $315.0 million, respectively. Total interest expense on FHLB advances for the years ended December 31, 2015, 2014, and 2013, was $7.0 million, $8.0 million, and $7.9 million, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Other Borrowed Funds (Continued)

        Customer repurchase agreements generally mature within one to four days and are reflected in the consolidated statements of financial condition at the amount of cash received. The Company's deposit customers are the counterparties to these types of funding arrangements. The Company pledges investment securities to collateralize these borrowings. At December 31, 2015 and 2014, the Company had repurchase agreements of $113.6 million and $103.7 million, respectively. The weighted-average interest rate of these customer repurchase agreements was 0.12%, 0.15%, and 0.16%, at December 31, 2015, 2014, and 2013, respectively. The average balances of customer repurchase agreements during 2015, 2014, and 2013, were $107.0 million, $101.4 million, and $104.8 million, respectively, and the maximum amount outstanding at any month-end during 2015, 2014, and 2013, was $136.5 million, $116.8 million, and $148.1 million, respectively. Interest expense on customer repurchase agreements for 2015, 2014, and 2013, was $131,000, $142,000, and $165,000, respectively.

        At December 31, 2015 and 2014, the Company had federal funds purchased of $45.0 million and $70.0 million, respectively, outstanding with a weighted average interest rate of 0.37% and 0.34%, respectively. Interest expense on federal funds purchased in 2015, 2014, and 2013, was $42,000, $34,000, and $24,000, respectively.

        The Company has a line of credit at the Federal Reserve discount window in the amount of $164.8 million at December 31, 2015, none of which was drawn as of that date. There was no interest expense related to the discount window in 2015, 2014, and 2013.

        In July 2004, the Company formed a wholly-owned subsidiary, Cardinal Statutory Trust I (the "Trust"), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures ("trust preferred securities"). These trust preferred securities are due in 2034 and have an interest rate of LIBOR plus 2.40%, which adjusts quarterly. At December 31, 2015, the interest rate on trust preferred securities was 2.91%. These securities are redeemable at par. The Company has guaranteed payment of these securities. The $20.6 million payable by the Company to the Trust is included in other borrowed funds. The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity. The additional $619,000 that is payable by the Company to the Trust represents the Company's unfunded capital investment in the Trust. The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank. Interest expense on the trust preferred securities in 2015, 2014, and 2013, was $564,000, $551,000, and $693,000, respectively.

        In connection with the UFBC acquisition, the Company acquired all of the voting and common shares of UFBC Capital Trust I (the "UFBC Trust"), which is a wholly-owned subsidiary established for the sole purpose of issuing $5.0 million of floating rate junior subordinated deferrable interest debentures. These trust preferred securities are due in 2035 and have an interest rate of LIBOR plus 2.10%, which adjusts quarterly. At December 31, 2015, the interest rate on trust preferred securities was 2.61%. The UFBC Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity. The additional $155,000 that is payable by the Company to the UFBC Trust represents the Company's unfunded capital investment in the UFBC Trust. Interest expense on the trust preferred securities in 2015 and 2014 was $170,000 and $152,000, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Other Borrowed Funds (Continued)

        The scheduled maturities of other borrowed funds at December 31, 2015 were as follows:

(In thousands)	2016	2017	2018	2019	2020	2021 and Thereafter
FHLB advances	$60,000	$60,000	$80,000	$50,000	$40,000	$65,000
Customer repurchase agreements	113,581	—	—	—	—	—
Federal funds sold	45,000	—	—	—	—	—
Payable to Statutory Trust I	—	—	—	—	—	24,384

	$218,581	$60,000	$80,000	$50,000	$40,000	$89,384

(13) Income Taxes

        The Company and its subsidiaries file consolidated federal tax returns on a calendar-year basis. For the years ended December 31, 2015, 2014, and 2013, the Company recorded income tax expense of $24.1 million, $16.0 million, and $12.2 million, respectively.

        The provision for income tax expense is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes as follows:

(In thousands)	2015	2014	2013
Income tax at federal corporate rate of 35%	$24,990	$17,049	$13,189
Change in state valuation allowance, net of federal impact	(251)	195	245
State tax expense, net of federal tax benefit	808	41	77
Nontaxable income	(2,479)	(1,890)	(1,466)
Nondeductible expenses	975	207	184
Other	23	427	(54)

	$24,066	$16,029	$12,175

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        The components of income tax expense are as follows:

(In thousands)	2015	2014	2013
Included in net income
Current
Federal	$24,961	$17,579	$14,432
State	948	599	609

Total current	25,909	18,178	15,041

Deferred
Federal	(1,751)	(2,145)	(2,799)
State	(92)	(4)	(67)

Total deferred	(1,843)	(2,149)	(2,866)

Total included in net income	$24,066	$16,029	$12,175

Included in shareholders' equity:
Deferred tax expense (benefit) related to the change in the net unrealized gain on investment securities available for sale	$(1,558)	$3,196	$(5,064)
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on derivative instruments designated as cash flow hedges	261	(210)	589

Total included in shareholders' equity	$(1,297)	$2,986	$(4,475)

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

(In thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$12,464	$11,222
Net operating state loss carryforwards	1,693	2,686
Unrealized losses on derivative instruments designated as cash flow hedges	265	232
Deferred compensation	7,829	6,226
Other	1,630	1,701

Total gross deferred tax assets	23,881	22,067
Less valuation allowance	(2,434)	(2,686)

Net deferred tax assets	21,447	19,381

Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale	(4,378)	(5,936)
Goodwill and intangibles, net	(2,034)	(1,853)
Fair value adjustments	(6,356)	(5,783)
Depreciation	(52)	(243)
Prepaid expenses	(158)	(113)
Loan origination costs	(499)	(622)

Total gross deferred tax liabilities	(13,477)	(14,550)

Net deferred tax asset	$7,970	$4,831

        Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance. Valuation allowances of $2.4 million and $2.7 million for December 31, 2015 and 2014, respectively, have been established for deferred tax assets. This valuation allowance relates primarily to the state net operating losses and other net deductible temporary differences of the parent company and CWS as realization is dependent upon generating future taxable income within those entities and in the specific jurisdiction. There is uncertainty concerning the recoverability of these state net operating losses and other net deductible temporary differences as the entities which own these losses have never operated profitably and future profitability is uncertain. Management believes that future operations of the Company will generate sufficient taxable income to realize the net deferred tax assets at each of December 31, 2015 and 2014. The Company has state net operating loss carryforwards of $43.4 million that begin to expire in 2017.

        As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits. The Company had no interest expense or tax penalties related to uncertain tax positions during the years ended December 31, 2015 and 2014. If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.

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

        At December 31, 2015 and 2014, accumulated other comprehensive income included unrealized losses, net of tax, of $64,000 and $411,000, respectively, related to forward loan sale contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within sixty days of closing and, therefore, substantially all of the amount recorded in accumulated other comprehensive income at December 31, 2015 which is related to the Company's cash flow hedges will be recognized in earnings during the first quarter of 2016. For the year ended December 31, 2015, the Company recognized income of $108,000 related to hedge ineffectiveness. For the years ended December 31, 2014, and 2013, the Company recognized minimal amounts due to hedge ineffectiveness.

        At December 31, 2015, the Company had $247.4 million in residential mortgage rate lock commitments and associated forward sales and $337.2 million in forward loan sales associated with $383.8 million of loans that had closed and were presented as held for sale. At December 31, 2015, the derivative asset was $19.1 million and the derivative liability was $2.5 million.

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

(15) Fair Value of Derivative Instruments and Hedging Activities

        The following tables disclose the derivative instruments' location on the Company's statement of condition and the fair value of those instruments at December 31, 2015 and 2014. In addition, the gains and losses related to these derivative instruments is provided for the years ended December 31, 2015 and 2014.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Derivative Instruments and Hedging Activities
At December 31, 2015
(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$1,569	Accrued Interest Payable and Other Liabilities	$1,419
Interest Rate Lock Commitments	Accrued Interest Receivable and Other Assets	416	Accrued Interest Payable and Other Liabilities	477

Total Derivatives Designated as Hedging Instruments		1,985		1,896

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$16,784	Accrued Interest Payable and Other Liabilities	$168
TBA mortgage-backed securities	Accrued Interest Receivable and Other Assets	64	Accrued Interest Payable and Other Liabilities	181
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	313	Accrued Interest Payable and Other Liabilities	213

Total Derivatives Not Designated as Hedging Instruments		17,161		562

Total Derivatives		$19,146		$2,458

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Derivative Instruments and Hedging Activities
At December 31, 2014
(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	1,631	Accrued Interest Payable and Other Liabilities	2,163

Total Derivatives Designated as Hedging Instruments		1,631		2,163

Derivatives Not Designated as Hedging Instruments
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	12,857	Accrued Interest Payable and Other Liabilities	562
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	562	Accrued Interest Payable and Other Liabilities	33

Total Derivatives Not Designated as Hedging Instruments		13,419		595

Total Derivatives		$15,050		$2,758

Impact of Derivative Instruments on the Statement of Income
For the Year Ended December 31, 2015
(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Lock Commitments	$362	Other Income	$894	Other Income	$108
Forward Loan Sales Commitments	(426)	Other Income	(806)	Other Income	—

Total	$(64)		$88		$108

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Fair Value of Derivative Instruments and Hedging Activities (Continued)

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Rate Lock Commitment	$74,325	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(2,310)	Other Income
Rate Lock Commitments	2,310	Other Income

Total	$74,325

Impact of Derivative Instruments on the Statement of Income
For the Year Ended December 31, 2014
(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward Loan Sales Commitments	$(411)	Other Income	$(5,739)	Other Income	$—

Total	$(411)		$(5,739)		$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Interest Rate Lock Commitment	$56,733	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(2,118)	Other Income
Rate Lock Commitments	2,118	Other Income

Total	$56,733

(16) Regulatory Matters

        The Bank, as a state-chartered bank, is subject to the dividend restrictions established by the State Corporation Commission of the Commonwealth of Virginia. Under such restrictions, the Bank may not, without the prior approval of the Bank's primary regulator, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 2015, there were approximately $212.4 million of accumulated earnings at the Bank which could be paid as dividends to the Company.

        The Bank is required to maintain a minimum non-interest earning clearing balance with the Federal Reserve Bank. The average amount of the clearing balance was $1.0 million for 2015.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Regulatory Matters (Continued)

        Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. On January 1, 2015, the new Basel III regulatory risk-based capital rules became effective. Basel III includes new minimum risk-based capital and leverage ratios and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%.

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

        Basel III prescribes a standardized approach for risk weightings that expand the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. The regulatory capital ratios shown for December 31, 2015 are calculated under the new Basel III standards.

        Prior to January 1, 2015, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required banking regulators to stratify banks into five quality tiers based upon their relative capital strengths and increase the regulation of the weaker institutions. The key measures of capital were: (1) total capital (Tier I capital plus the allowance for loan losses up to certain limitations) as a percent of total risk-weighted assets, (2) Tier I capital (as defined) as a percent of total risk-weighted assets (as defined), and (3) Tier I capital (as defined) as a percent of total average assets (as defined). The regulatory capital ratios shown for December 31, 2014 are calculated using these standards.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Regulatory Matters (Continued)

        The regulatory capital of the Company at December 31, 2015 and 2014 is as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2015
(In thousands)
Total capital to risk weighted assets	$428,554	11.37%	$301,450	≥	8.00%	$376,812	≥	10.00%
Tier I capital to risk weighted assets	396,382	10.52%	226,087	≥	6.00%	301,450	≥	8.00%
Common Equity Tier 1 capital	371,382	9.86%	169,565		4.50%	244,928		6.50%
Tier I capital to average assets	396,382	10.18%	156,757	≥	4.00%	195,946	≥	5.00%
At December 31, 2014
(In thousands)
Total capital to risk weighted assets	$383,704	11.78%	$260,653	≥	8.00%	$325,816	≥	10.00%
Tier I capital to risk weighted assets	354,843	10.89%	130,326	≥	4.00%	195,490	≥	6.00%
Tier I capital to average assets	354,843	10.81%	131,273	≥	4.00%	164,091	≥	5.00%

        The regulatory capital of the Bank at December 31, 2015 and 2014 is as follows:

	Actual		For Capital Adequacy Purposes			Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2015
(In thousands)
Total capital to risk-weighted assets	$424,302	11.32%	$299,886	≥	8.00%	$374,857	≥	10.00%
Tier I capital to risk-weighted assets	392,130	10.46%	224,914	≥	6.00%	299,886	≥	8.00%
Common Equity Tier 1 risk-based capital	392,130	10.46%	168,686	≥	4.50%	243,657	≥	6.50%
Tier I capital to average assets	392,130	10.13%	154,862	≥	4.00%	193,578	≥	5.00%
At December 31, 2014
(In thousands)
Total capital to risk-weighted assets	$379,979	11.73%	$259,221	≥	8.00%	$324,026	≥	10.00%
Tier I capital to risk-weighted assets	351,118	10.84%	129,610	≥	4.00%	194,416	≥	6.00%
Tier I capital to average assets	351,118	10.75%	130,613	≥	4.00%	163,266	≥	5.00%

        At December 31, 2015 and 2014, the Company and the Bank met all regulatory capital requirements and are considered "well-capitalized" from a regulatory perspective.

        George Mason is also required to maintain defined capital levels under Department of Housing and Urban Development guidelines. At December 31, 2015 and 2014, George Mason maintained capital in excess of these required guidelines.

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

        Analysis of activity for loans to related parties follows:

(In thousands)	2015	2014
Balance, beginning of year	$36,253	$28,297
New loans	44,224	10,517
Loans paid off or paid down	(1,237)	(2,561)

Balance, end of year	$79,240	$36,253

        George Mason leases its headquarters office space from a director of the Company who is the manager and a 3.1% owner of the limited liability company that owns the building in which the space is leased. The lease was extended during 2013 so that it now expires June 30, 2019. The rent that George Mason pays for the use of this space under the existing lease ranges from $1.0 to $1.2 million annually over the next four years. Common area expense reimbursements to the lessor are included in the lease. Rent payments and common area maintenance reimbursements totaled $1.3 million in 2015, $1.2 million in 2014, and $789,000 in 2013. George Mason also leases a loan origination office from this same director. He is a minority owner of limited liability company that owns the building in which the space is leased. The rent that George Mason pays for this office for the use of this space under existing lease arrangements ranges from $172,000 to $179,000 annually over the next three years. Rent payments totaled $149,000 in 2015, $126,000 in 2014 and $62,000 in 2013. The Company also leases branch office space from a director who has an indirect ownership in the building. Certain of his immediate family members own a minority interest in the limited liability company that owns the building. The rent the Bank pays for the use of this space under the existing lease is $32,000 annually with the lease set to expire in September 2016. Rent payments totaled $32,000 in 2015, $31,000 in 2014 and $30,000 in 2013.

(18) Earnings Per Common Share

        The following is the calculation of basic and diluted earnings per common share.

(In thousands, except per share data)	2015	2014	2013
Net income	$47,334	$32,683	$25,510
Weighted average shares for basic	32,744	32,392	30,687
Weighted average shares for diluted	33,208	32,824	31,077
Basic earnings per common share	$1.45	$1.01	$0.83

Diluted earnings per common share	$1.43	$1.00	$0.82

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Earnings Per Common Share (Continued)

        The following shows the composition of basic outstanding shares for the years ended December 31, 2015, 2014, and 2013:

(in thousands)	2015	2014	2013
Weighted average shares outstanding—basic	32,197	31,925	30,271
Weighted average shares attributable to deferred compensation plans	547	467	416

Total weighted average shares—basic	32,744	32,392	30,687

        Weighted average shares for the basic earnings per share calculation is increased by the number of shares required to be issued under the Company's various deferred compensation plans. These plans provide for a Company match. The Company match must be in common stock of the Company.

        The following shows the composition of diluted outstanding shares for the years ended December 31, 2015, 2014, and 2013:

(in thousands)	2015	2014	2013
Weighted average shares outstanding—basic	32,197	31,925	30,271
Weighted average shares attributable to deferred compensation plans	843	738	628
Weighted average shares attributable to vested stock options	161	161	151
Incremental shares from unvested stock options	6	—	27
Incremental shares from restricted stock grants	1	—	—

Total weighted average shares—diluted	33,208	32,824	31,077

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

        There were no antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for each of the years ended December 31, 2015, 2014, and 2013. There were 438 shares of antidilutive restricted stock grants that were excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the year ended December 31, 2015. The Company did not have restricted stock grants for 2014 and 2013 and therefore there were no antidilutive restricted stock grants for those years. These stock options and restricted stock grants have exercise prices that were greater than the average market price of the Company's common stock for the years presented. In addition, there were 5,948, 0, and 26,995 incremental shares related to unvested stock options added to the diluted weighted average share calculation for the years ended December 31, 2015, 2014, and 2013, respectively. For the year ended December 31, 2015, there were 624 incremental shares related to unvested restricted stock grants added to the diluted weighted average share calculation.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) 401(k) Plan

        Employees who work twenty (20) hours or more a week and have been employed by the Company for a month can elect to participate in and make contributions into a 401(k) Plan. The Company contributes $0.50 for $1.00 of employee contributions up to a maximum of 3% of the employee's contribution. Expense related to the Company's match in 2015, 2014, and 2013, was $1.3 million, $ 1.2 million, and $1.3 million, respectively. Employees are immediately vested in the Company's matching contribution.

(20) Deferred Compensation Plans

        The Company has deferred compensation plans for its directors and certain employees. Under the directors' plan, a director may elect to defer all or a portion of any director-related fees including fees for serving on board committees. Under the employees' plan, certain employees may defer all or a portion of their compensation including any bonus or commission compensation. Director and employee deferrals, other than employees of George Mason, are matched 50% by the Company. Deferrals made by employees of George Mason are not eligible for the Company match. The amount of the Company match is deemed invested in Company common stock which vests immediately for the directors and over three years for employees. The maximum Company match is $50,000 per year per participant eligible to receive the match. Expense relating to the deferred compensation plans for the years ended December 31, 2015, 2014, and 2013, was $394,000, $351,000, and $286,000, respectively.

        The deferred compensation plan liability at December 31, 2015 and 2014 was $13.0 million and $10.5 million, respectively. The trust established for the deferred compensation plan is funded.

        The Company has a supplemental executive retirement plan (SERP) that covers certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest beginning with the individual's retirement. A liability is accrued for the obligation under these plans. The expense incurred for the SERP in 2015, 2014, and 2013, was $207,000, $210,000, and $210,000, respectively. The SERP liability was $7.4 million and $7.2 million at December 31, 2015 and 2014, respectively.

(21) Director and Employee Stock-Based Compensation Plans

        At December 31, 2015, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the "Option Plan") and the 2002 Equity Compensation Plan (the "Equity Plan").

        In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company's common stock to employees and members of the Company's and its subsidiaries' boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

        In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or performance share awards to directors, eligible officers and key employees of the Company. In 2011, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 2,420,000 to 3,170,000, an increase of 750,000 shares. In addition, the amendment extended the term of the Equity Plan to February 21, 2021. There are 198,523 shares of the Company's common stock available for future grants and awards in the Equity Plan as of December 31, 2015.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Director and Employee Stock-Based Compensation Plans (Continued)

        The following tables present a summary of the Company's stock option activity for the years ended December 31, 2015, 2014, and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,189,193	$13.53
Granted	119,000	20.10
Exercised	(272,043)	10.94
Forfeited	(12,600)	14.76

Outstanding at December 31, 2015	1,023,550	$14.97	6.86	$7,961,406

Options exercisable at December 31, 2015	723,425	$13.98	6.35	$6,343,007

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,011,553	$12.03
Granted	314,500	16.95
Exercised	(128,660)	10.08
Forfeited	(8,200)	13.47

Outstanding at December 31, 2014	1,189,193	$13.53	6.06	$7,487,376

Options exercisable at December 31, 2014	810,643	$12.37	4.92	$6,047,912

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	851,358	$10.21
Granted	278,250	16.23
Exercised	(106,355)	8.64
Forfeited	(11,700)	10.18

Outstanding at December 31, 2013	1,011,553	$12.03	5.44	$6,025,243

Options exercisable at December 31, 2013	722,403	$11.15	4.25	$4,943,418

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Director and Employee Stock-Based Compensation Plans (Continued)

        Information pertaining to stock options outstanding at December 31, 2015 is as follows:

At December 31, 2015

	Options Outstanding			Options Exercisable
		Weighed Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.95 - $8.39	74,650	3.2 years	$6.62	74,650	$6.62
$9.50 - $10.91	56,150	4.6 years	9.96	54,950	9.96
$11.03 - $12.65	183,250	4.7 years	11.46	161,350	11.42
$13.00 - $15.02	63,200	7.2 years	14.84	57,100	14.89
$15.32 - $17.93	476,300	7.7 years	16.60	325,650	16.60
$18.29 - $20.05	161,250	8.9 years	19.49	49,725	19.58
$20.68 - $22.98	8,750	9.4 years	21.18	—	—

Outstanding at year end	1,023,550	6.9	14.97	723,425	13.98

        Total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013, was $3.0 million, $1.0 million, and $875,000, respectively.

        A summary of the status of the Company's non-vested stock options and changes during the years ended December 31, 2015, 2014, and 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	168,900	$4.17
Granted	278,250	5.83
Vested	(150,250)	5.09
Forfeited	(7,750)	4.21

Balance at December 31, 2013	289,150	$5.29

Granted	314,500	5.64
Vested	(218,750)	5.32
Forfeited	(6,350)	5.25

Balance at December 31, 2014	378,550	$5.56

Granted	119,000	5.95
Vested	(187,275)	5.64
Forfeited	(10,150)	5.49

Balance at December 31, 2015	300,125	$5.67

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Director and Employee Stock-Based Compensation Plans (Continued)

        A summary of the Company's restricted stock grant activity during the year ended December 31, 2015 is shown below. Prior to January 1, 2015, the Company had no restricted stock grants outstanding.

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	—	$—
Granted	89,095	22.12
Vested	(23,163)	23.15
Forfeited	—	—

Balance at December 31, 2015	65,932	$21.76

        At December 31, 2015, there was $897,000 of unrecognized compensation expense related to non-vested stock options and $1.2 million of unrecognized compensation expense related to restricted stock grants under the plans. The expense is expected to be recognized over a weighted average period of 1.9 years for stock options and 3.6 years for restricted stock. The total fair value of shares from stock options that vested during the years ended December 31, 2015, 2014, and 2013, was $1.1 million, $1.2 million, and $765,000, respectively. The total fair value of restricted stock grants that vested during the year ended December 31, 2015 was $536,000.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22) Segment Reporting (Continued)

        Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the years ended December 31, 2015, 2014, and 2013, follows:

(In thousands)

At and for the Year Ended December 31, 2015:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$114,674	$2,454	$—	$(734)	$—	$116,394
Provision for loan losses	1,388	—	—	—	—	1,388
Non-interest income	5,293	43,700	489	3,210	—	52,692
Non-interest expense	59,956	31,806	432	4,104	—	96,298
Provision (benefit) for income taxes	19,448	5,168	20	(570)	—	24,066

Net income (loss)	$39,175	$9,180	$37	$(1,058)	$—	$47,334

Total Assets	$3,970,432	$427,047	$2,465	$406,981	$(777,004)	$4,029,921

At and for the Year Ended December 31, 2014:

	Commercial Banking	Mortgage Banking	Wealth Management Services	Other	Intersegment Elimination	Consolidated
Net interest income	$105,584	$2,818	$—	$(702)	$—	$107,700
Provision for loan losses	1,938	—	—	—	—	1,938
Non-interest income	5,727	32,314	636	501	—	39,178
Non-interest expense	58,315	30,813	428	6,672	—	96,228
Provision (benefit) for income taxes	16,707	1,661	73	(2,412)	—	16,029

Net income (loss)	$34,351	$2,658	$135	$(4,461)	$—	$32,683

Total Assets	$3,334,243	$356,672	$2,399	$385,782	$(679,962)	$3,399,134

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

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 2015 are collateralized.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Financial Instruments with Off Balance Sheet Risk (Continued)

        Commitments to extend credit of $247.4 million as of December 31, 2015 are related to George Mason's mortgage loan funding commitments and are of a short term nature. Commitments to extend credit of $1.2 billion primarily have floating rates as of December 31, 2015.

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

        A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2015 and 2014 is as follows:

(In thousands)	2015	2014
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$1,480,407	$1,517,088
Standby letters of credit	32,487	33,861

        The fair value of the liability associated with standby letters of credit and commitments to extend credit for the years ended December 31, 2015 and 2014 were $449,000 and $586,000, respectively.

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

        During 2015 and 2014, George Mason settled with investors on such loans for a total of $0 and $194,000, respectively. This reserve had a balance of $500,000 and $150,000 for the years ended December 31, 2015 and 2014, respectively. The expense (benefit) related to this reserve for the years ended December 31, 2015, 2014, and 2013, was $397,000, 83,000, and ($49,000), respectively.

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

        The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within the time frames established by the mortgage company. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As a TBA mortgage-backed securities are actively traded in an open market, the TBA mortgage-backed securities fall into a Level 1 category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Both the rate lock commitments to the borrowers and the forward

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Fair Value Measurements (Continued)

sales contracts to the investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category.

        There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the year ended December 31, 2015. Transfers between levels are recognized at the end of each reporting period. The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

        Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 are shown below:

At December 31, 2015
(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$72,905	$—	$72,905	$—
Mortgage-backed securities	162,724	—	162,724	—
Municipal securities	178,448	—	178,448	—
Total investment securities available-for-sale	414,077	—	414,077	—
Investment securities—trading	5,881	—	5,881	—
Bank-owned life insurance	32,978	—	32,978	—
Derivative asset—rate lock and forward loan sales commitments	18,353	—	18,353	—
Derivative asset—interest rate lock commitments	729	—	729	—
Derivative asset—TBA mortgage-backed securities	64	64	—
Derivative liability—rate lock and forward loan sales commitments	1,587	—	1,587	—
Derivative liability—interest rate lock commitments	690	—	690	—
Derivative liability—TBA mortgage-backed securities	181	181	—

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

At December 31, 2015
(In thousands)

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled trust preferred securities	$3,308	$—	$—	$3,308
Loans receivable—evaluated for impairment	7,147	—	5,827	1,320

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

        The Company's held-to-maturity portfolio includes investments in two pooled trust preferred securities, totaling $3.8 million of par value at December 31, 2015. The collateral underlying these structured securities are instruments issued by financial institutions. The Company owns the A-3 tranches in each issuance. Observable trading activity remains limited for these types of securities. The Company has estimated the fair value of the securities through the use of internal calculations and through information provided by external pricing services. Given the level of subordination below the A-3 tranches, and the actual and expected performance of the underlying collateral, the Company expects to receive all contractual interest and principal payments recovering the amortized cost basis of each of the two securities, and concluded that these securities are not other-than-temporarily impaired. The Company also utilizes a multi-scenario model which assumes varying levels of additional defaults and deferrals and the effects of such adverse developments on the contractual cash flows for the A-3 tranches. In each of the adverse scenarios, there was no indication of a break to the A-3 contractual cash flows.

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

        Loans receivable—evaluated for impairment that are designated at fair value using Level 3 inputs on a nonrecurring basis total $1.3 million at December 31, 2015. The total amount for each period presented represents the entire population of loans receivable—evaluated for impairment, and of this amount, $1.3 million was determined to be impaired and recorded at fair value. Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence. In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated. This is considered a Level 3 valuation. The value of business equipment is based upon the net book value on the applicable business's financial statements if not considered significant using observable market data. Likewise,

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Fair Value Measurements (Continued)

values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. At December 31, 2015, the Company's Level 3 loans consisted of five relationships which were secured primarily by business assets, residential real estate and listed securities.

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

        The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at December 31, 2015 and 2014:

	December 31, 2015
			Fair Value Measurements Using
	Carrying Amount	Estimated Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,337	$39,337	$39,337	$—	$—
Investment securities held-to-maturity and other investments	24,803	24,278	—	20,970	3,308
Loans held for sale	383,768	383,768	—	383,768	—
Loans receivable, net	3,024,587	3,005,260	—	707	3,004,553
Accrued interest receivable	10,633	10,633	10,633	—	—
Financial liabilities:
Demand deposits	$657,398	$657,398	$657,398	$—	$—
Interest checking	451,545	451,545	451,545	—	—
Money market and statement savings	740,372	740,372	740,372	—	—
Certificates of deposit	1,183,456	1,185,188	—	1,185,188	—
Other borrowed funds	537,965	540,755	—	540,755	—
Accrued interest payable	1,266	1,266	1,266	—	—

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(25) Parent Company Only Financial Statements

        The Cardinal Financial Corporation (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2015 and 2014
(In thousands)

	2015	2014
Assets
Cash and cash equivalents	$6,053	$4,705
Investment securities—trading	5,881	5,067
Other investments	113	113
Investment in subsidiaries	407,792	373,227
Premises and equipment, net	553	593
Goodwill	24,730	24,730
Other assets	2,165	3,080

Total assets	$447,287	$411,515

Liabilities and Shareholders' Equity
Debt to Cardinal Statutory Trust I & UFBC Capital Trust I	$24,384	$24,339
Other liabilities	9,756	9,855

Total liabilities	34,140	34,194
Total shareholders' equity	$413,147	$377,321

Total liabilities and shareholders' equity	$447,287	$411,515

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2015, 2014, and 2013
(In thousands)

	2015	2014	2013
Income:
Net interest expense	$(734)	$(702)	$(692)
Net realized and unrealized trading gains	240	478	68
Other income	2,970	20	17

Total income (loss)	2,476	(204)	(607)
Expense—general and administrative	4,105	6,668	4,044

Net loss before income taxes and equity in undistributed earnings of subsidiaries	(1,629)	(6,872)	(4,651)

Income tax benefit	(570)	(2,417)	(1,657)
Equity in undistributed earnings of subsidiaries	48,393	37,138	28,504

Net income	$47,334	$32,683	$25,510

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(25) Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2015, 2014, and 2013
(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$47,334	$32,683	$25,510
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(48,393)	(37,138)	(28,504)
Depreciation	40	39	39
Purchase of investment securities—trading	(2,391)	(2,215)	(1,707)
Unreliazed gain on investment securities—trading	(240)	(478)	(68)
Change in other assets and liabilities	14,836	13,453	7,782

Net cash provided by (used in) operating activities	11,186	6,344	3,050

Cash flows from investing activities:
Acquisitions, net of cash and cash equivalents	—	3,428	—

Net cash provided by investing activities	—	3,428	—

Cash flows from financing activities:
Dividends on common stock	(14,160)	(10,877)	(6,964)
Restricted stock issuance	536	—	—
Stock options exercised	3,786	1,499	1,084

Net cash used in financing activities	(9,838)	(9,378)	(5,880)

Net increase (decrease) in cash and cash equivalents	1,348	394	(2,830)
Cash and cash equivalents at beginning of year	4,705	4,311	7,141

Cash and cash equivalents at end of year	$6,053	$4,705	$4,311

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(26) Other Operating Expenses

        The following shows the composition of other operating expenses for the years ended December 31, 2015, 2014, and 2013:

(In thousands)	2015	2014	2013
Stationary and supplies	$1,350	$1,429	$1,808
Other taxes	504	619	624
Travel and entertainment	562	547	764
Premises and equipment	3,047	3,217	4,164
Business memberships	375	377	500
Employment services	371	210	141
Board of directors expenses	909	841	698
Loan expense	633	548	589
Miscellaneous	2,113	2,477	3,944

Total other operating expense	$9,864	$10,265	$13,232

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No changes in the Company's independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on the evaluation, because of the material weakness in internal control over financial reporting described below, the aforementioned officers concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were not effective.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. During the fourth quarter of 2015, management identified the following deficiencies in the operating effectiveness of certain controls relating to the process of estimating the allowance for loan losses that in aggregate were determined to be a material weakness: i) controls over recording specific reserves on impaired loans in the general ledger; ii) controls over the accuracy of data used to develop historical loss factors; and iii) controls over the support to develop loss factors and the use of loss factors that are in accordance with the approved allowance for loan losses policy. This material weakness did not result in any material misstatement of the Company's consolidated financial statements for any period presented.

        Based on management's assessment, and as a result of the material weakness discussed above, management concluded that, as of December 31, 2015, the Company's internal control over financial reporting was not effective based on criteria set forth by COSO in its 2013 Internal Control—Integrated Framework.

        Our independent registered public accounting firm, KPMG LLP, has issued an attestation report which expressed an adverse opinion on the effectiveness of our internal control over financial reporting which appears in Item 8.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

        In response to the material weakness identified above, the Company is in the process of implementing changes to its internal control over financial reporting, including changes to the allowance for loan losses process owners and control operators.

Changes in Internal Control Over Financial Reporting

        During the fourth quarter of 2014, management identified a material weakness in internal control over the Company's process to record new or modified loans into the loan sub-ledger system. This material weakness did not result in any material misstatement of the Company's consolidated financial statements for any period presented. In response to the material weakness identified above, the Company implemented changes to its internal control over financial reporting, including hiring a qualified and highly experienced Credit Administrator and a Quality Control Supervisor, and creating a step-by-step checklist of the key elements related to the recording of new or modified loans into the loan sub-ledger system to ensure completeness and accuracy of all inputs. As of December 31, 2015, the Company concluded that the material weakness has been fully remediated.

        Except for the foregoing, there was no change in the Company's internal control over financial reporting in the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Election of Directors" section and under the headings "Executive Officers," "The Committees of the Board of Directors," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.    Executive Compensation

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Executive Compensation" section and under the heading "Director Compensation" in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Security Ownership of Certain Beneficial Owners and Management.    Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

        Equity Compensation Plan Information.    The following table sets forth information as of December 31, 2015, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Shareholders
1999 Stock Plan	6,750	$7.08	—
2002 Equity Compensation Plan	1,016,800	$14.97	198,523
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—
Total	1,023,550	$14.97	198,523

(1)
Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)
The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Certain Relationships and Related Transactions" and "Independence of the Directors" in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Fees of Independent Public Accountants" and "Audit Committee Pre-Approval Policies and Procedures," in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
(1) and (2) The response to this portion of Item 15 is included in Item 8 above.

(3)
Exhibits

2.1	Agreement and Plan of Reorganization, dated as of September 9, 2013, between Cardinal Financial Corporation and United Financial Banking Companies, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed September 10, 2013).
3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the "Form SB-2")).
3.2	Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form SB-2).
3.3	Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 22, 2009).
3.4	Bylaws of Cardinal Financial Corporation (restated in electronic format as of February 10, 2016) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K for filed February 11, 2016).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1	Employment Agreement, dated as of November 1, 2010, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2010).*
10.2	Amendment to the Employment Agreement by and between Cardinal Financial Corporation and Bernard H. Clineburg, dated November 13, 2012 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2012).*
10.3	Amendment Two of the Employment Agreement by and between Cardinal Financial Corporation and Bernard H. Clineburg, dated February 10, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2016).*
10.4	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).*
10.5	Addendum to Executive Employment Agreement for Christopher W. Bergstrom, dated August 17, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 23, 2011).*
10.6	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).*
10.7	Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134923).*
10.8	Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated February 25, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*

10.9	Cardinal Financial Corporation Directors Deferred Income Plan, as amended and restated February 25, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.10	George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated February 25, 2009 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.11	Executive Employment Agreement, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.12	Amendment to Executive Employment Agreement of Kendal E. Carson (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.13	Supplemental Executive Retirement Plan, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.14	Executive Employment Agreement, dated March 17, 2010, between Cardinal Financial Corporation and Alice P. Frazier (incorporated by reference to exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2010).*
10.15	Amendment of Executive Employment Agreement of Alice P. Frazier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 17, 2014).
10.16	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2007).*
10.17	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 22, 2015).*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Executive Officer.
31.3	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.3	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.
101	The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

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

CARDINAL FINANCIAL CORPORATION
March 15, 2016	By:	/s/ BERNARD H. CLINEBURG
		Name:	Bernard H. Clineburg
		Title:	Executive Chairman
	By:	/s/ CHRISTOPHER W. BERSTROM
		Name:	Christopher W. Bergstrom
		Title:	President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2016.

Signatures	Titles

/s/ BERNARD H. CLINEBURG Name: Bernard H. Clineburg	Executive Chairman (Co-Principal Executive Officer)
/s/ CHRISTOPHER W. BERGSTROM Name: Christopher W. Bergstrom	President and Chief Executive Officer (Co-Principal Executive Officer)
/s/ MARK A. WENDEL Name: Mark A. Wendel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JENNIFER L. DEACON Name: Jennifer L. Deacon	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ B.G. BECK Name: B. G. Beck	Director
/s/ WILLIAM G. BUCK Name: William G. Buck	Director

Signatures	Titles

/s/ SIDNEY O. DEWBERRY Name: Sidney O. Dewberry	Director
/s/ MICHAEL A. GARCIA Name: Michael A. Garcia	Director
/s/ J. HAMILTON LAMBERT Name: J. Hamilton Lambert	Director
/s/ BARBARA B. LANG Name: Barbara B. Lang	Director
/s/ WILLIAM J. NASSETTA Name: William J. Nassetta	Director
/s/ WILLIAM E. PETERSON Name: William E. Peterson	Director
/s/ ALICE M. STARR Name: Alice M. Starr	Director
/s/ STEVEN M . WILTSE Name: Steven M. Wiltse	Director

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Reorganization, dated as of September 9, 2013, between Cardinal Financial Corporation and United Financial Banking Companies, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed September 10, 2013).
3.1	Articles of Incorporation of Cardinal Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Registration No. 333-82946 (the "Form SB-2")).
3.2	Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form SB-2).
3.3	Articles of Amendment to the Articles of Incorporation of Cardinal Financial Corporation, setting forth the designation for the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 22, 2009).
3.4	Bylaws of Cardinal Financial Corporation (restated in electronic format as of February 10, 2016) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K for filed February 11, 2016).
3.5	Amendment to Bylaws of Cardinal Financial Corporation, effective March 2, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 6, 2012).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form SB-2).
10.1	Employment Agreement, dated as of November 1, 2010, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2010).*
10.2	Amendment to the Employment Agreement by and between Cardinal Financial Corporation and Bernard H. Clineburg, dated November 13, 2012 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2012).*
10.3	Amendment Two of the Employment Agreement by and between Cardinal Financial Corporation and Bernard H. Clineburg, dated February 10, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2016).*
10.4	Executive Employment Agreement, dated as of February 12, 2002, between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.5 to the Form SB-2).*
10.5	Addendum to Executive Employment Agreement for Christopher W. Bergstrom, dated August 17, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 23, 2011).*
10.6	Cardinal Financial Corporation 1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Form SB-2).*
10.7	Cardinal Financial Corporation 2002 Equity Compensation Plan, as amended and restated April 21, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-134923).*
10.8	Cardinal Financial Corporation Executive Deferred Income Plan, as amended and restated February 25, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*

Number	Description
10.9	Cardinal Financial Corporation Directors Deferred Income Plan, as amended and restated February 25, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.10	George Mason Mortgage, LLC Executive Deferred Income Plan, as amended and restated February 25, 2009 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.11	Executive Employment Agreement, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.12	Amendment to Executive Employment Agreement of Kendal E. Carson (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009).*
10.13	Supplemental Executive Retirement Plan, dated November 7, 2007, between Cardinal Financial Corporation and Kendal E. Carson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007).*
10.14	Executive Employment Agreement, dated March 17, 2010, between Cardinal Financial Corporation and Alice P. Frazier (incorporated by reference to exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2010).*
10.15	Amendment of Executive Employment Agreement of Alice P. Frazier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 17, 2014).
10.16	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2007).*
10.17	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 22, 2015).*
21	Subsidiaries of Cardinal Financial Corporation.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Executive Officer.
31.3	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.3	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.
101	The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes.

*
Management contracts and compensatory plans and arrangements.