Form 10-Q
period 2016-03-31
CARDINAL FINANCIAL CORP
filed 2016-05-06
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

32,415,646 shares of common stock, par value $1.00 per share, outstanding as of May 6, 2016

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2016 and December 31, 2015

(In thousands, except share data)

(Unaudited)

			March 31,	December 31,
			2016	2015 *
Assets
Cash and due from banks			$19,379	$24,760
Federal funds sold			41,489	14,577

Total cash and cash equivalents			60,868	39,337

Investment securities available-for-sale			407,980	414,077
Investment securities held-to-maturity (fair value of $3,324 and $3,311 at March 31, 2016 and December 31, 2015, respectively)			3,814	3,836
Investment securities - trading			6,221	5,881

Total investment securities			418,015	423,794

Other investments			19,411	20,967
Loans held for sale			365,489	383,768

Loans receivable, net of deferred fees and costs			3,101,978	3,056,310
Allowance for loan losses			(32,407)	(31,723)

Loans receivable, net			3,069,571	3,024,587

Premises and equipment, net			24,845	25,163
Deferred tax asset, net			4,895	7,970
Goodwill and intangibles, net			36,415	36,576
Bank-owned life insurance			33,102	32,978
Other real estate owned			—	253
Accrued interest receivable and other assets			41,934	34,528

Total assets			$4,074,545	$4,029,921
Liabilities and Shareholders’ Equity

Non-interest bearing deposits			$687,493	$657,398
Interest bearing deposits			2,457,534	2,375,373

Total deposits			3,145,027	3,032,771

Other borrowed funds			437,065	537,965
Mortgage funding checks			28,765	12,554
Escrow liabilities			2,777	2,676
Accrued interest payable and other liabilities			34,366	30,808

Total liabilities			3,648,000	3,616,774

Common stock, $1 par value	2016	2015
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	32,414,596	32,373,433	32,415	32,373
Additional paid-in capital			208,456	207,429
Retained earnings			175,485	166,303
Accumulated other comprehensive income, net			10,189	7,042

Total shareholders’ equity			426,545	413,147

Total liabilities and shareholders’ equity			$4,074,545	$4,029,921

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2016 and 2015

(In thousands, except per share data)

(Unaudited)

	2016	2015
Interest income:
Loans receivable	$31,045	$27,496
Loans held for sale	2,957	2,484
Federal funds sold	65	28
Investment securities available-for-sale	3,159	2,715
Investment securities held-to-maturity	14	21
Other investments	197	156

Total interest income	37,437	32,900

Interest expense:
Deposits	4,472	3,486
Other borrowed funds	2,259	1,975

Total interest expense	6,731	5,461

Net interest income	30,706	27,439

Provision for loan losses	250	130

Net interest income after provision for loan losses	30,456	27,309

Non-interest income:
Service charges on deposit accounts	551	544
Loan fees	309	454
Investment fee income	85	115
Realized and unrealized gains on mortgage banking activities	14,139	16,166
Net realized loss on investment securities-trading	(196)	—
Net realized gain on investment securities-available for sale	112	202
Increase in cash surrender value of bank-owned life insurance	124	118
Other income	145	5

Total non-interest income	15,269	17,604

Non-interest expense:
Salary and benefits	15,497	12,081
Occupancy	2,592	2,484
Professional fees	1,135	1,589
Depreciation	844	876
Data processing & communications	1,346	1,504
FDIC insurance premiums	516	516
Mortgage loan repurchases and settlements	100	—
Merger and acquisition expenses	—	468
Amortization of intangibles	161	197
Other operating expenses	4,101	4,428

Total non-interest expense	26,292	24,143

Income before income taxes	19,433	20,770

Provision for income taxes	6,366	7,038

Net income	$13,067	$13,732

Earnings per common share - basic	$0.40	$0.42

Earnings per common share - diluted	$0.39	$0.42

Weighted-average common shares outstanding - basic	32,978	32,635

Weighted-average common shares outstanding - diluted	33,436	33,071

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, 2016 and 2015

(In thousands)

(Unaudited)

	2016	2015

Net income	$13,067	$13,732
Other comprehensive income:
Unrealized gain on available-for-sale investment securities:
Unrealized holding gain arising during the period, net of tax expense of $2,056 in 2016 and $375 in 2015	3,669	815

Less: reclassification adjustment for net (gains) losses included in net income net of tax expense of $40 in 2016 and $67 in 2015	(72)	(135)

Unrealized loss on derivative instruments designated as cash flow hedges, net of tax benefit of $254 in 2016 and $137 in 2015	(450)	(245)

Other comprehensive income	3,147	435
Comprehensive income	$16,214	$14,167

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2016 and 2015

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2014	32,078	$32,078	$201,948	$133,129	$10,166	$377,321

Stock options exercised	70	70	692	—	—	762

Vesting of restricted stock grants	7	7	(7)	—	—	—

Stock compensation expense, net of tax benefit	—	—	560	—	—	560

Dividends on common stock of $0.11 per share	—	—	—	(3,534)	—	(3,534)

Other comprehensive income	—	—	—	—	435	435

Net income	—	—	—	13,732	—	13,732

Balance, March 31, 2015	32,155	$32,155	$203,193	$143,327	$10,601	$389,276

Balance, December 31, 2015	32,373	$32,373	$207,429	$166,303	$7,042	$413,147

Stock options exercised	5	5	38	—	—	43

Vesting of restricted stock grants	37	37	(37)	—	—	—

Stock compensation expense, net of tax benefit	—	—	1,026	—	—	1,026

Dividends on common stock of $0.12 per share	—	—	—	(3,885)	—	(3,885)

Other comprehensive income	—	—	—	—	3,147	3,147

Net income	—	—	—	13,067	—	13,067

Balance, March 31, 2016	32,415	$32,415	$208,456	$175,485	$10,189	$426,545

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2016 and 2015

(In thousands)

(Unaudited)

	2016	2015

Cash flows from operating activities:
Net income	$13,067	$13,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	844	876
Amortization of premiums, discounts and intangibles	548	335
Provision for loan losses	250	130
Loans held for sale originated	(768,801)	(843,734)
Proceeds from the sale of loans held for sale	801,219	860,209
Realized and unrealized gains on mortgage banking activities	(14,139)	(16,166)
Purchase of investment securities-trading	(1,011)	(700)
Loss on investment securities-trading	196	—
Gain on call of investment securities available-for-sale	(112)	(202)
Gain on sale of other real estate owned	(40)	—
Stock compensation expense	1,026	560
Increase in cash surrender value of bank-owned life insurance	(124)	(118)
Increase in accrued interest receivable and other assets	(6,796)	(7,928)
Increase in accrued interest payable, escrow liabilities and other liabilities	4,134	4,066

Net cash provided by operating activities	30,261	11,060

Cash flows from investing activities:
Net purchases of premises and equipment	(526)	(762)
Proceeds from maturity and call of investment securities available-for-sale	8,280	23,315
Proceeds from the sale of other investments	3,187	1,025
Purchase of investment securities available for sale	—	(752)
Purchase of other investments	(1,631)	(133)
Redemptions of investment securities available-for-sale	3,154	3,427
Redemptions of investment securities held-to-maturity	22	5
Proceeds from sale of other real estate owned	293	—
Net increase in loans receivable, net	(45,234)	(43,837)

Net cash used in investing activities	(32,455)	(17,712)

Cash flows from financing activities:
Net increase in deposits	112,256	109,801
Net decrease in other borrowed funds - short term	(50,900)	(71,673)
Net increase in mortgage funding checks	16,211	3,562
Proceeds from FHLB advances	50,000	—
Repayment of FHLB advances	(100,000)	(10,000)
Stock options exercised	43	762
Dividends on common stock	(3,885)	(3,534)

Net cash provided by financing activities	23,725	28,918

Net increase in cash and cash equivalents	21,531	22,266

Cash and cash equivalents at beginning of the year	39,337	38,189

Cash and cash equivalents at end of the period	$60,868	$60,455

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,753	$5,629
Income taxes	2,786	5,319
Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale investment securities	5,612	1,055
Change in fair value of derivative instruments designated as cash flow hedges	(704)	(382)

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2

Stock-Based Compensation

At March 31, 2016, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan was amended in 2011 to increase the number of shares available under the plan and extend the term to 2021.  The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  There were 90,855 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of March 31, 2016.

Stock options are granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant. Director stock options have ten year terms and vest and become fully exercisable at the grant date. Certain employee stock options have ten year terms and vest and become fully exercisable in 25% annual increments beginning as of the date of grant. In addition, the Company has granted stock options to employees of the Company have ten year terms and vest and become fully exercisable in 20% annual increments beginning after their first year of service.  Other grants have ten year terms and vest and become fully exercisable in one-third annual increments beginning as of the date of grant.

Restricted stock awards are granted at the fair value of the Company’s common stock on the grant date.  Most employee restricted stock awards vest in one-third annual increments on the anniversary date of the grant.  Certain restricted stock awards granted to executive officers vest one-third immediately on the grant date with the remaining unvested options vesting over the next two years.

The Company has only made awards of stock options and restricted stock under the Option Plan and the Equity Plan.

Total expense related to the Company’s share-based compensation plans for the three months ended March 31, 2016 and 2015 was $1.0 million and $560,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $331,000 and $186,000 for the three months ended March 31, 2016 and 2015, respectively.

Options granted for the three months ended March 31, 2016 and 2015 were 17,000 and 109,250, respectively.  The weighted average per share fair value of stock option grants for the three months ended March 31, 2016 and 2015 was $5.59 and $5.93, respectively.  The fair values of the options granted during all periods ended March 31, 2016 and 2015 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended
	March 31,
	2016	2015

Estimated option life	6.5 Years	6.5 Years
Risk free interest rate	1.53%	1.73 – 1.83%
Expected volatility	36.50%	36.90%
Expected dividend yield	2.40%	2.46%

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

Stock option activity during the three months ended March 31, 2016 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2015	1,023,550	$14.97
Granted	17,000	19.18
Exercised	(4,200)	10.11
Forfeited	(2,250)	13.64
Outstanding at March 31, 2016	1,034,100	$15.06	6.67	$5,471,829
Options exercisable at March 31, 2016	888,504	$14.64	6.42	$5,077,236

The intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $38,000 and $560,000, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the three months ended March 31, 2016 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2015	300,125	$5.67
Granted	17,000	5.59
Vested	(170,429)	5.77
Forfeited	(1,100)	6.12
Balance at March 31, 2016	145,596	$5.54

A summary of the Company’s restricted stock grant activity during the three months ended March 31, 2016 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2015	65,932	$21.76
Granted	93,320	19.18
Vested	(36,831)	19.34
Forfeited	(400)	22.75
Balance at March 31, 2016	122,021	$20.51

At March 31, 2016, there was $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares from stock options that vested during the three months ended March 31, 2016 and 2015 was $983,000 and $900,000, respectively.  The total fair value of restricted stock grants that vested during the three months ended March 31, 2016 were $714,000 and $134,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2016 and 2015 is as follows:

At and for the Three Months Ended March 31, 2016 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$30,545	$358	$—	$(197)	$—	$30,706
Provision for loan losses	250	—	—	—	—	250
Non-interest income	1,216	14,158	85	(190)	—	15,269
Non-interest expense	16,514	8,963	70	745	—	26,292
Provision for income taxes	4,757	2,000	5	(396)	—	6,366
Net income (loss)	$10,240	$3,553	$10	$(736)	$—	$13,067

Total Assets	$3,998,561	$406,208	$513	$457,080	$(787,817)	$4,074,545
Average Assets	$3,937,805	$317,034	$2,459	$456,132	$(717,082)	$3,996,348

At and for the Three Months Ended March 31, 2015 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$27,105	$511	$—	$(177)	$—	$27,439
Provision for loan losses	130	—	—	—	—	130
Non-interest income	1,278	16,216	105	5	—	17,604
Non-interest expense	15,146	7,319	104	1,574	—	24,143
Provision for income taxes	4,215	3,434	—	(611)	—	7,038
Net income (loss)	$8,892	$5,974	$1	$(1,135)	$—	$13,732

Total Assets	$3,371,660	$358,024	$2,391	$415,545	$(700,850)	$3,446,770
Average Assets	$3,322,472	$267,313	$2,409	$417,547	$(628,081)	$3,381,660

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015.  There were 670 and 167 antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the three months ended March 31, 2016 and 2015, respectively.  There were 4,998 antidilutive outstanding restricted stock awards excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the three months ended March 31, 2016.   There were no antidilutive outstanding restricted stock awards excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the three months ended March 31, 2015.

(In thousands,	Three Months Ended
except per share data)	2016	2015
Net income available to common shareholders	$13,067	$13,732
Weighted average common shares - basic	32,978	32,635
Weighted average common shares - diluted	33,436	33,071
Earnings per common share - basic	$0.40	$0.42
Earnings per common share - diluted	$0.39	$0.42

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

The following shows the composition of basic outstanding shares for the three months ended March 31, 2016 and 2015:

(in thousands)	2016	2015

Weighted average common shares outstanding	32,391	32,123
Weighted average shares attributable to the deferred compensation plans	587	512
Total weighted average shares - basic	32,978	32,635

The following shows the composition of diluted outstanding shares for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Weighted average shares outstanding - basic (from above)	32,978	32,635
Incremental weighted average shares attributable to deferred compensation plans	312	259
Weighted average shares attributable to vested stock options	146	177
Incremental shares from stock option plan	—	—
Incremental shares from restricted stock grants	—	—
Total weighted average shares - diluted	33,436	33,071

Note 5

Investment Securities

The approximate fair value and amortized cost of investment securities at March 31, 2016 and December 31, 2015 are shown in the tables below.

	March 31, 2016
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$65,192	$2,710	$—	$67,902
Mortgage-backed securities	155,806	7,265	(22)	163,049
Municipal securities	169,424	7,627	(22)	177,029
Total	$390,422	$17,602	$(44)	$407,980

Investment Securities Held-to-Maturity
Mortgage-backed securities	$1	$—	$—	$1
Pooled trust preferred securities	3,813	—	(490)	3,323
Total	$3,814	$—	$(490)	$3,324

	December 31, 2015
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$70,617	$2,318	$(30)	$72,905
Mortgage-backed securities	158,959	3,982	(217)	162,724
Municipal securities	172,556	6,154	(262)	178,448
Total	$402,132	$12,454	$(509)	$414,077

Investment Securities Held-to-Maturity
Mortgage-backed securities	$3	$—	$—	$3
Pooled trust preferred securities	3,833	—	(525)	3,308
Total	$3,836	$—	$(525)	$3,311

The fair value and amortized cost of investment securities by contractual maturity at March 31, 2016 and December 31, 2015 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within One Year	$7,511	$7,613	$—	$—
After 1 year but within 5 years	64,979	69,075	—	—
After 5 years but within 10 years	31,690	33,372	—	—
After 10 years	130,436	134,871	3,813	3,323
Mortgage-backed securities	155,806	163,049	1	1
Total	$390,422	$407,980	$3,814	$3,324

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
Within One Year	$9,225	$9,382	$—	$—
After 1 year but within 5 years	52,510	55,120	—	—
After 5 years but within 10 years	38,095	40,243	—	—
After 10 years	143,343	146,608	3,833	3,308
Mortgage-backed securities	158,959	162,724	3	3
Total	$402,132	$414,077	$3,836	$3,311

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.

At March 31, 2016

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$358	$(2)	$627	$(20)	$985	$(22)
Municipal securities	5,480	(21)	258	(1)	5,738	(22)
Total temporarily impaired securities	$5,838	$(23)	$885	$(21)	$6,723	$(44)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Pooled trust preferred securities	$—	$—	$3,323	$(490)	$3,323	$(490)
Total temporarily impaired securities	$—	$—	$3,323	$(490)	$3,323	$(490)

At December 31, 2015

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government sponsored agencies	$9,970	$(30)	$—	$—	$9,970	$(30)
Mortgage-backed securities	46,772	(202)	677	(15)	47,449	(217)
Municipal securities	30,313	(261)	259	(1)	30,572	(262)
Total temporarily impaired securities	$87,055	$(493)	$936	$(16)	$87,991	$(509)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Pooled trust preferred securities	$—	$—	$3,308	$(525)	$3,308	$(525)
Total temporarily impaired securities	$—	$—	$3,308	$(525)	$3,308	$(525)

The Company estimates the fair value of its pooled trust preferred securities portfolio by using third party projected cash flows for each of the issuances in the portfolio, and a discount rate that is commensurate with the risk inherent in the expected cash flows is applied to arrive at the estimated fair value.

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2016, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2016, 99% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $911,000 in non-government non-agency mortgage-related securities in its available-for-sale portfolio.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At March 31, 2016, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in the Company’s investment portfolio for the three months ended March 31, 2016.

The Company has investment assets designated as trading to economically hedge against fair value changes in the Company’s nonqualified deferred compensation plan liability.  Those investments are designated as trading securities, and as such, the changes in fair value are reflected in earnings.  Trading securities at March 31, 2016 and December 31, 2015 are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Cash equivalents	$690	$702
Mutual funds	5,531	5,179
	$6,221	$5,881

Note 6

Loans Receivable and Allowance for Loan Losses

The loan portfolio at March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$352,327	$11,361	$363,688
Real estate - commercial	1,483,699	76,025	1,559,724
Real estate - construction	561,722	1,222	562,944
Real estate - residential	447,021	6,287	453,308
Home equity lines	159,304	2,176	161,480
Consumer	4,323	510	4,833
	3,008,396	97,581	3,105,977
Net deferred fees and costs	(3,999)	—	(3,999)
Loans receivable, net of fees	3,004,397	97,581	3,101,978
Allowance for loan losses	(32,250)	(157)	(32,407)
Loans receivable, net	$2,972,147	$97,424	$3,069,571

	December 31, 2015
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$366,549	$13,138	$379,687
Real estate - commercial	1,421,976	78,329	1,500,305
Real estate - construction	572,260	1,341	573,601
Real estate - residential	439,346	6,420	445,766
Home equity lines	153,762	2,869	156,631
Consumer	4,278	568	4,846
	2,958,171	102,665	3,060,836
Net deferred fees and costs	(4,526)	—	(4,526)
Loans receivable, net of fees	2,953,645	102,665	3,056,310
Allowance for loan losses	(31,564)	(159)	(31,723)
Loans receivable, net	$2,922,081	$102,506	$3,024,587

The loan portfolio is segregated into two components:  loans accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statements of condition at March 31, 2016 and December 31, 2015 are as follows:

(in thousands)	March 31, 2016
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$9,084
Carrying amount	5,898

Other acquired loans
Outstanding principal balance	93,106
Carrying amount	91,683

Total acquired loans
Outstanding principal balance	102,190
Carrying amount	97,581

(in thousands)	December 31, 2015
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$10,886
Carrying amount	7,723

Other acquired loans
Outstanding principal balance	96,392
Carrying amount	94,942

Total acquired loans
Outstanding principal balance	107,278
Carrying amount	102,665

The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows.

(in thousands)
Balance at December 31, 2015	$(4,613)
Charge-offs	—
Recoveries	(61)
Accretion	65
Balance at March 31, 2016	$(4,609)

(in thousands)
Balance at December 31, 2014	$(5,053)
Charge-offs	504
Recoveries	(55)
Accretion	(9)
Balance at December 31, 2015	$(4,613)

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

Activity in the Company’s allowance for loan losses for the three months ended March 31, 2016 and 2015 is shown below.

	2016	2015
Beginning balance, January 1	$31,723	$28,275

Provision for loan losses	250	130

Loans charged off:
Commercial and industrial	(39)	(3)
Residential	(51)	—
Consumer	—	(16)
Total loans charged off	(90)	(19)

Recoveries:
Commercial and industrial	512	485
Residential	12	10
Consumer	—	3
Total recoveries	524	498

Net recoveries	434	479

Ending balance, March 31,	$32,407	$28,884

As of March 31, 2016 and 2015, the allowance for loan losses for the acquired loan portfolio was $157,000 and $0, respectively.  There were no impairments recorded in the purchased credit impaired portfolio as of March 31, 2016 and 2015.

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of March 31, 2016 and 2015, are below:

Allowance for Loan Losses

At and for the Three Months Ended March 31, 2016

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$1,623	$20,356	$7,877	$1,462	$377	$28	$31,723
Charge-offs	(39)	—	—	—	(51)	—	(90)
Recoveries	11	50	451	12	—	—	524
Provision for loan losses	(44)	691	(614)	145	70	2	250
Ending Balance, March 31, 2016	$1,551	$21,097	$7,714	$1,619	$396	$30	$32,407

Ending Balance, March 31, 2016
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,551	21,097	7,714	1,619	396	30	32,407

Loans Receivable

At March 31, 2016

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, March 31, 2016	$363,688	$1,559,724	$562,944	$453,308	$161,480	$4,833	$3,105,977

Ending Balance, March 31, 2016
Individually evaluated for impairment	$750	$2,039	$—	$—	$42	$—	$2,831
Purchased Credit Impaired Loans	79	3,861	1,222	261	475	—	5,898
Collectively evaluated for impairment	362,859	1,553,824	561,722	453,047	160,963	4,833	3,097,248

Allowance for Loan Losses

For the Year Ended December 31, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,061	$17,820	$6,105	$1,954	$301	$34	$28,275
Charge-offs	(144)	—	—	(28)	(48)	(71)	(291)
Recoveries	485	1,802	22	42	—	—	2,351
Provision for loan losses	(779)	734	1,750	(506)	124	65	1,388
Ending Balance, December 31, 2015	$1,623	$20,356	$7,877	$1,462	$377	$28	$31,723

Ending Balance, December 31, 2015
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,623	20,356	7,877	1,462	377	28	31,723

Loans Receivable

At December 31, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, December 31, 2015	$379,687	$1,500,305	$573,601	$445,766	$156,631	$4,846	$3,060,836

Ending Balance, December 31, 2015
Individually evaluated for impairment	$893	$5,616	$—	$587	$51	$—	$7,147
Purchased Credit Impaired Loans	863	4,669	1,341	338	512	—	7,723
Collectively evaluated for impairment	377,931	1,490,020	572,260	444,841	156,068	4,846	3,045,966

Allowance for Loan Losses

At and for the Three Months Ended March 31, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,061	$17,820	$6,105	$1,954	$301	$34	$28,275
Charge-offs	(3)	—	—	—	—	(16)	(19)
Recoveries	187	293	5	10	3	—	498
Provision for loan losses	(120)	(398)	613	(3)	22	16	130
Ending Balance, March 31, 2015	$2,125	$17,715	$6,723	$1,961	$326	$34	$28,884

Ending Balance, March 31, 2015
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,125	17,715	6,723	1,961	326	34	28,884

Loans Receivable

At March 31, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, March 31, 2015	$323,890	$1,268,667	$490,785	$406,367	$135,276	$4,769	$2,629,754

Ending Balance, March 31, 2015
Individually evaluated for impairment	$1,171	$273	$250	$—	$51	$—	$1,745
Purchased Credit Impaired Loans	2,878	6,736	1,641	326	496	3	12,080
Collectively evaluated for impairment	319,841	1,261,658	488,894	406,041	134,729	4,766	2,615,929

The accounting policy related to the allowance for loan losses is considered a critical accounting policy given the level of estimation, judgment and uncertainty in evaluating the levels of the allowance required for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment and uncertainty can have on the consolidated financial results.

The Company’s ongoing credit quality management process relies on a system of activities to assess and evaluate various factors that impact the estimation of the allowance for loan losses.  These factors include, but are not limited to; current economic conditions; loan concentrations, collateral adequacy and value: past loss experience for particular types of loans, size, composition and nature of loans; migration of loans through our loan rating methodology; trends in charge-offs and recoveries.  This process also contemplates a disciplined approach to managing and monitoring credit exposures to ensure that the structure and pricing of credit remains consistent with the Company’s assessment of risk.  The loan officer has frequent contact with the borrower and is a key player in the credit management process and must develop and diligently practice sound credit management skills and habits to ensure effectiveness.  Under the direction of the Company’s loan committee and the chief credit officer, the credit risk management function works with the loan officers and other groups within the Company to monitor the loan portfolio, maintain the watch list, and compile the analysis necessary to determine the allowance for loan losses.

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

The following tables report the Company’s nonaccrual and past due loans at March 31, 2016 and December 31, 2015.  In addition, the credit quality of the loan portfolio is provided as of March 31, 2016 and December 31, 2015.

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At March 31, 2016

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$—	$—	$352,327	352,327	$—	$—

Real estate - commercial
Owner occupied	—	—	—	—	362,628	362,628	—	—
Non-owner occupied	—	—	—	—	1,121,071	1,121,071	—	—

Real estate - construction
Residential	—	—	—	—	252,242	252,242	—	—
Commercial	—	—	—	—	309,480	309,480	—	—

Real estate - residential
Single family	—	—	—	—	263,043	263,043	—	—
Multi-family	—	—	—	—	183,978	183,978	—	—

Home equity lines	116	42	—	158	159,146	159,304	—	—

Consumer
Installment	5	—	—	5	3,860	3,865	—	—
Credit cards	—	—	—	—	458	458	—	—
	$121	$42	$—	$163	$3,008,233	$3,008,396	$—	$—

Nonaccrual and Past Due Loans - Acquired Loan Portfolio

At March 31, 2016

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$—	$—	$11,361	11,361	$—	$—

Real estate - commercial
Owner occupied	—	—	—	—	35,937	35,937	—	—
Non-owner occupied	—	—	—	—	40,088	40,088	—	—

Real estate - construction
Residential	—	—	—	—	740	740	—	—
Commercial	—	—	—	—	482	482	—	—

Real estate - residential
Single family	—	—		—	6,287	6,287	—	—
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	2,176	2,176	—	—

Consumer
Installment	—	—	—	—	510	510	—	—
Credit cards	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$97,581	$97,581	$—	$—

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At December 31, 2015

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$58	$58	$366,491	366,549	$—	$58

Real estate - commercial
Owner occupied	—	—	—	—	360,287	360,287	—	—
Non-owner occupied	—	—	—	—	1,061,689	1,061,689	—	—

Real estate - construction
Residential	—	—	—	—	257,679	257,679	—	—
Commercial	—	—	—	—	314,581	314,581	—	—

Real estate - residential
Single family	351	587	—	938	250,063	251,001	—	—
Multi-family	—	—	—	—	188,345	188,345	—	—

Home equity lines	—	—	51	51	153,711	153,762	—	51

Consumer
Installment	—	—	—	—	3,830	3,830	—	—
Credit cards	—	—	—	—	448	448	—	—
	$351	$587	$109	$1,047	$2,957,124	$2,958,171	$—	$109

Nonaccrual and Past Due Loans - Acquired Loan Portfolio

At December 31, 2015

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$342	$342	$12,796	13,138	$—	$342

Real estate - commercial
Owner occupied	—	—	—	—	37,450	37,450	—	—
Non-owner occupied	—	—	—	—	40,879	40,879	—	—

Real estate - construction
Residential	—	—	—	—	811	811	—	—
Commercial	—	—	—	—	530	530	—	—

Real estate - residential
Single family	—	—		—	6,420	6,420	—	—
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	2,869	2,869	—	—

Consumer
Installment	—	—	—	—	568	568	—	—
Credit cards	—	—	—	—	—	—	—	—
	$—	$—	$342	$342	$102,323	$102,665	$—	$342

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of March 31, 2016 and December 31, 2015, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans  - Originated Loan Portfolio

At March 31, 2016

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$750	$750	$—	$1
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	2,039	2,460	—	2
Real estate - construction
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	42	42	—	—
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$750	$750	$—	$1
Real estate - commercial	2,039	2,460	—	2
Real estate - construction	—	—	—	—
Real estate - residential	—	—	—	—
Home equity lines	42	42	—	—
Consumer	—	—	—	—
Total	$2,831	$3,252	$—	$3

Impaired Loans  - Acquired Loan Portfolio

At March 31, 2016

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction
Residential	740	895	—	5
Commercial	482	621	—	4
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial	740	—	—	5
Real estate - construction	482	1,516	—	4
Real estate - residential	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—
Total	$1,222	$1,516	$—	$9

Impaired Loans  - Originated Loan Portfolio

At December 31, 2015

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$893	$916	$—	$1
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	5,616	6,461	—	30
Real estate - construction
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential
Single family	587	587	—	8
Multi-family	—	—	—	—
Home equity lines	51	51	—	—
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$893	$916	$—	$1
Real estate - commercial	5,616	6,461	—	30
Real estate - construction	—	—	—	—
Real estate - residential	587	587	—	8
Home equity lines	51	51	—	—
Consumer	—	—	—	—
Total	$7,147	$8,015	$—	$39

Impaired Loans  - Acquired Loan Portfolio

At December 31, 2015

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no related allowance:
Commercial and industrial	$342	$470	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—
Non-owner occupied	190	225	—	1
Real estate - construction
Residential	—	—	—	—
Commercial	530	627	—	4
Real estate - residential
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—
Real estate - commercial				—
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Real estate - construction				—
Residential	—	—	—	—
Commercial	—	—	—	—
Real estate - residential				—
Single family	—	—	—	—
Multi-family	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—

By segment total:
Commercial and industrial	$342	$470	$—	$—
Real estate - commercial	190	225	—	1
Real estate - construction	530	627	—	4
Real estate - residential	—	—	—	—
Home equity lines	—	—	—	—
Consumer	—	—	—	—
Total	$1,062	$1,322	$—	$5

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

Although each occurrence is unique to the borrower and is evaluated separately, for all portfolio segments, TDRs are typically modified through reductions in interest rates, reductions in payments, changing the payment terms from principal and interest to interest only, and/or extensions in term maturity.  For the periods ended March 31, 2016 and 2015, there were no loans modified in a troubled debt restructuring.

At March 31, 2016 and December 31, 2015, the Company had two TDRs totaling $362,000 and $365,000, respectively (both of which are related to one borrower).  Loans reported as TDRs as of March 31, 2016 and December 31, 2015 are not on nonaccrual.  While the borrower is having financial difficulty, the borrower has not missed a scheduled payment under the terms of the loan agreement.  The Company did not place these TDRs on nonaccrual as the only concession granted to the borrower was an extension of the maturity date to provide the borrower additional time needed to sell the collateral associated with these two loans.

At March 31, 2016, these loans are performing as expected post-modification. There are no acquired loans classified as TDRs.  For restructured loans in the portfolio, the Company had no loan loss reserves at March 31, 2016 and December 31, 2015, respectively.  There were no outstanding commitments to advance additional funds to customer relationships whose loans had been restructured as of March 31, 2016 and December 31, 2015.

Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default.  For each of the periods ended March 31, 2016 and 2015, there were no loans modified during the previous 12 months that defaulted during the period.

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, other loans especially mentioned (OLEM), substandard, doubtful and loss.  OLEM are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the Bank’s credit position at some future date.  These loans may not show problems as yet due to the borrower’s apparent ability to service the debt, but special circumstances surround the loans of which the Bank’s management should be aware.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated OLEM, substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment at March 31, 2016 and December 31, 2015.

Internal Risk Rating Grades - Originated Loan Portfolio

At March 31, 2016

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$350,614	$963	$750	$—	$—

Real estate - commercial
Owner occupied	362,628	—	—	—	—
Non-owner occupied	1,115,583	3,449	2,039	—	—

Real estate - construction
Residential	252,242	—	—	—	—
Commercial	305,121	4,359	—	—	—

Real estate - residential
Single family	263,043	—	—	—	—
Multi-family	183,978	—	—	—	—

Home equity lines	159,146	116	42	—	—

Consumer
Installment	3,860	5	—	—	—
Credit cards	458	—	—	—	—
Total Loans Receivable	$2,996,673	$8,892	$2,831	$—	$—

Internal Risk Rating Grades - Acquired Loan Portfolio

At March 31, 2016

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$11,317	$44	$—	$—	$—

Real estate - commercial
Owner occupied	35,937	—	—	—	—
Non-owner occupied	36,998	3,090	—	—	—

Real estate - construction
Residential	740	—	—	—	—
Commercial	482	—	—	—	—

Real estate - residential
Single family	6,287	—	—	—	—
Multi-family	—	—	—	—	—

Home equity lines	2,176	—	—	—	—

Consumer
Installment	510	—	—	—	—
Credit cards	—	—	—	—	—
Total Loans Receivable	$94,447	$3,134	$—	$—	$—

Internal Risk Rating Grades - Originated Loan Portfolio

At December 31, 2015

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$364,932	$724	$893	$—	$—

Real estate - commercial
Owner occupied	360,287	—	—	—	—
Non-owner occupied	1,058,293	3,396	—	—	—

Real estate - construction
Residential	257,679	—	—	—	—
Commercial	304,580	4,385	5,616	—	—

Real estate - residential
Single family	250,063	351	587	—	—
Multi-family	188,345	—	—	—	—

Home equity lines	153,711	—	51	—	—

Consumer
Installment	3,830	—	—	—	—
Credit cards	448	—	—	—	—
Total Loans Receivable	$2,942,168	$8,856	$7,147	$—	$—

Internal Risk Rating Grades - Acquired Loan Portfolio

At December 31, 2015

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$12,744	$52	$342	$—	$—

Real estate - commercial
Owner occupied	37,450	—	—	—	—
Non-owner occupied	35,430	5,259	190	—	—

Real estate - construction
Residential	811	—	—	—	—
Commercial	—	—	530	—	—

Real estate - residential
Single family	6,420	—	—	—	—
Multi-family	—	—	—	—	—

Home equity lines	2,869	—	—	—	—

Consumer
Installment	568	—	—	—	—
Credit cards	—	—	—	—	—
Total Loans Receivable	$96,292	$5,311	$1,062	$—	$—

Note 7

Derivative Instruments and Hedging Activities

The Company enters into rate lock commitments with its mortgage customers.  The Company is also a party to forward mortgage loan sales contracts to sell loans servicing released and short sales of mortgage-backed securities.  When the interest rate is locked with the borrower, the rate lock commitment, forward sale agreement, and mortgage-backed security position are undesignated derivatives and marked to fair value through earnings.  The fair value of the rate lock derivative includes the servicing premium and the interest spread for the difference between retail and wholesale mortgage rates.  Realized and unrealized gains on mortgage banking activities represents the gain recognized for the period presented and associated with these elements of fair value.  On the date the mortgage loan closes, the anticipated future sales proceeds from the loan held for sale is designated as the hedged item in a cash flow hedge relationship and the forward loan sale commitment or mortgage-backed security position is designated as the hedging instrument.

At March 31, 2016, accumulated other comprehensive income included an unrealized loss, net of tax, of $930,000 related to forward loan sales contracts and TBA mortgage-backed securities designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within thirty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at March 31, 2016 which is related to the Company’s cash flow hedges will be recognized in earnings during the second quarter of 2016. For the three months ended March 31, 2016, the Company recognized a loss of $590,000 related to economic hedges that do not perfectly offset.  For the three months ended March 31, 2015, the Company recognized minimal amounts due to hedge ineffectiveness.

At March 31, 2016, the Company had $423.1 million in residential mortgage rate lock commitments and associated forward sales, and $112.9 million in forward loan sales associated with $308.6 million of loans that had closed and were presented as held for sale.

Note 8

Fair Value of Derivative Instruments and Hedging Activities

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at March 31, 2016 and December 31, 2015.  In addition, the gains and losses related to these derivative instruments is provided for the three months ended March 31, 2016 and 2015.

Derivative Instruments and Hedging Activities

At March 31, 2016

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative Instruments Designated within a Hedging Relationship
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$684	Accrued Interest Payable and Other Liabilities	$1,348
Interest Rate Lock Commitments	Accrued Interest Receivable and Other Assets	1,226	Accrued Interest Payable and Other Liabilities	91
TBA mortgage-backed securities	Accrued Interest Receivable and Other Assets	7	Accrued Interest Payable and Other Liabilities	1,093
Total Designated Instruments		1,917		2,532

Derivative Instruments Not Designated within a Hedging Relationship
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$22,948	Accrued Interest Payable and Other Liabilities	$1,347
TBA mortgage-backed securities	Accrued Interest Receivable and Other Assets	9	Accrued Interest Payable and Other Liabilities	1,339
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	917	Accrued Interest Payable and Other Liabilities	3
Total Undesignated Instruments		23,874		2,689

Total Derivatives		$25,791		$5,221

Derivative Instruments and Hedging Activities

At December 31, 2015

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative Instruments Designated within a Hedging Relationship
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$1,569	Accrued Interest Payable and Other Liabilities	$1,419
Interest Rate Lock Commitments	Accrued Interest Receivable and Other Assets	416	Accrued Interest Payable and Other Liabilities	477
Total Derivatives Designated as Hedging Instruments		1,985		1,896

Derivative Instruments Not Designated within a Hedging Relationship
Rate Lock and Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$16,784	Accrued Interest Payable and Other Liabilities	$168
TBA mortgage-backed securities	Accrued Interest Receivable and Other Assets	64	Accrued Interest Payable and Other Liabilities	181
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	313	Accrued Interest Payable and Other Liabilities	213
Total Undesignated Instruments		17,161		562

Total Derivatives		$19,146		$2,458

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2016

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$(450)	Other Income	$(683)	Other Income	$—
Total	$(450)		$(683)		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Rate Lock Commitment	$22,454	Realized and unrealized gains on mortgage banking activities

Forward Loan Sales Commitments	(914)	Other Income
Rate Lock Commitments	914	Other Income
Total	$22,454

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended March 31, 2015

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$(245)	Other Income	$706	Other Income	$—
Total	$(245)		$706		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Rate Lock Commitment	$19,511	Realized and unrealized gains on mortgage banking activities

Forward Loan Sales Commitments	(2,056)	Other Income
Rate Lock Commitments	2,056	Other Income
Total	$19,511

Note 9

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at March 31, 2016 is as follows:

	Commercial Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2015	$3,080	$1,511	$1,781	$1,781	$4,861	$3,292
2016 activity:
Amortization	—	161	—	—	—	161
Balance at March 31, 2016	$3,080	$1,672	$1,781	$1,781	$4,861	$3,453

The aggregate amortization expense was $161,000 and $197,000 for three months ended March 31, 2016 and 2015, respectively.  The estimated amortization expense for the next five years and thereafter is as follows:

(In thousands)

2016 (April — December)	$433
2017	454
2018	313
2019	172
Thereafter	36

The carrying amount of goodwill at March 31, 2016 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2015	$24,887	$10,120	$35,007
Activity: None	—	—	—
Balance at March 31, 2016	$24,887	$10,120	$35,007

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at March 31, 2016 are collateralized.

Commitments to extend credit of $1.3 billion primarily have floating rates as of March 31, 2016.  At March 31, 2016, standby letters of credit were $32.8 million. In addition, commitments to extend credit of $451.9 million as of March 31, 2016 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $0 and $500,000 as of March 31, 2016 and December 31, 2015, respectively.

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

Recurring Fair Value Measurements

All classes of the Company’s investment securities available-for-sale, the Company’s trading investment securities, which include cash equivalents and mutual funds, and bank-owned life insurance are recorded at fair value, measured using reliable and unbiased valuations by an industry-wide valuation service and therefore fall into the Level 2 category.  This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date.  In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage companies.  All borrowers are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery.  As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 1category.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  Both rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings.  These valuations fall into a Level 2 category.

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the three months ended March 31, 2016.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are shown below:

At March 31, 2016

(In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$67,902	$—	$67,902	$—
Mortgage-backed securities	163,049	—	163,049	—
Municipal securities	177,029	—	177,029	—
Total investment securities available-for-sale	407,980	—	407,980	—
Investment securities — trading	6,221	—	6,221	—
Bank-owned life insurance	33,102	—	33,102	—
Derivative asset - rate lock and forward loan sales commitments	23,632	—	23,632	—
Derivative asset — interest rate lock commitments	2,143	—	2,143	—
Derivative asset — TBA mortgage-backed securities	16	16	—	—
Derivative liability - rate lock and forward loan sales commitments	2,695	—	2,695	—
Derivative liability — interest rate lock commitments	94	—	94	—
Derivative liability — TBA mortgage-backed securities	2,432	2,432	—	—

At December 31, 2015

(In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$72,905	$—	$72,905	$—
Mortgage-backed securities	162,724	—	162,724	—
Municipal securities	178,448	—	178,448	—
Total investment securities available-for-sale	414,077	—	414,077	—
Investment securities — trading	5,881	—	5,881	—
Bank-owned life insurance	32,978	—	32,978	—
Derivative asset - rate lock and forward loan sales commitments	18,353	—	18,353	—
Derivative asset — interest rate lock commitments	729	—	729	—
Derivative asset — TBA mortgage-backed securities	64	64	—	—
Derivative liability - rate lock and forward loan sales commitments	1,587	—	1,587	—
Derivative liability — interest rate lock commitments	690	—	690	—
Derivative liability — TBA mortgage-backed securities	181	181	—	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s loans receivable — evaluated for impairment and other real estate owned. Neither was measured at fair value at March 31, 2016 or December 31, 2015.

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

Investment Securities Held-to-Maturity and Other Investments

Fair values for certain investment securities held-to-maturity are based on quoted market prices or prices quoted for similar financial instruments.  For the pooled trust preferred securities that are held-to-maturity, the Company estimates the fair value of these securities through the use of internal calculations and through information provided by external pricing sources.  Certain other investments such as Federal Home Loan Bank stock is recorded at cost as this is the estimated fair value based on its redemption provisions.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value is based upon the related purchase price commitments from secondary market investors.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$60,868	$60,868	$60,868	$—	$—
Investment securities held-to-maturity and other investments	23,225	22,735	—	22,735	—
Loans held for sale	365,489	365,489	—	365,489	—
Loans receivable, net	3,069,571	3,100,905	—	1,667	3,099,238
Accrued interest receivable	10,621	10,621	10,621	—	—
Financial liabilities:
Demand deposits	$687,493	$687,493	$687,493	$—	$—
Interest checking	459,377	459,377	459,377	—	—
Money market and statement savings	757,620	757,620	757,620	—	—
Certificates of deposit	1,240,537	1,241,177	—	1,241,177	—
Other borrowed funds	437,065	446,746	—	446,746	—
Accrued interest payable	1,260	1,260	1,260	—	—

	December 31, 2015
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,337	$39,337	$39,337	$—	$—
Investment securities held-to-maturity and other investments	24,803	24,278	—	20,970	3,308
Loans held for sale	383,768	383,768	—	383,768	—
Loans receivable, net	3,024,587	3,005,260	—	707	3,004,553
Accrued interest receivable	10,633	10,633	10,633	—	—
Financial liabilities:
Demand deposits	$657,398	$657,398	$657,398	$—	$—
Interest checking	451,545	451,545	451,545	—	—
Money market and statement savings	740,372	740,372	740,372	—	—
Certificates of deposit	1,183,456	1,185,188	—	1,185,188	—
Other borrowed funds	537,965	540,755	—	540,755	—
Accrued interest payable	1,266	1,266	1,266	—	—

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2016 and December 31, 2015 and the results of our operations for the three months ended March 31, 2016 and 2015. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

•                  legislative and regulatory changes, including the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) and other changes in banking, securities, and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverages;

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

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The allowance for loan losses is based first on a segmentation of the loan portfolio by general loan type, or portfolio segments.  For originated loans, certain portfolio segments are further disaggregated and evaluated collectively for impairment based on classes, which are largely based on the type of collateral underlying each loan.  For purposes of this analysis, we categorize loans into one of five segments:  commercial and industrial, commercial real estate (including construction), home equity lines of credit, residential mortgages, and consumer loans.  We also maintain an allowance for loan losses for acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition, and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition.

During the fourth quarter of 2014, we transitioned to using our historical loss experience and trends in losses for each category which were then adjusted for portfolio trends and economic and environmental factors in determining the allowance for loan losses.  The indicated loss factors resulting from this analysis are applied to each of the five categories of loans.  Prior to the fourth quarter of 2014, the allowance model used the average loss rates of similar institutions based on its custom peer group as a baseline, which was adjusted for its particular loan portfolio characteristics and environmental factors.  These changes did not have an impact to the overall allowance.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of UFBC, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).  At March 31, 2016, there was no reserve for impairment of PCI loans within our allowance for loan losses.

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

We also fair value our interest rate lock commitments, forward loan sales commitments, and mortgage-backed securities used to hedge our interest rate lock commitments and loans held for sale.  The fair value of our interest rate lock commitments considers the expected premium (discount) to par and we apply certain fallout rates for those rate lock commitments for which we do not close a mortgage loan.  In addition, we calculate the effects of the changes in interest rates from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices.  The fair value of the forward sales contracts to investors and mortgage-backed securities considers the market price movement of the same type of security between the trade date and the balance sheet date.  At loan closing, the fair value of the interest rate lock commitment is included in the cost basis of loans held for sale, which are carried at the lower of cost or fair value.

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

In the normal course of business, we enter into contractual commitments, including rate lock commitments, to finance residential mortgage loans. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the time frame established by us. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to residential mortgage loans intended to be sold are considered derivatives, and are marked to market through earnings.

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into either a forward loan sales contract under best efforts or a trade of mortgage —backed securities for mandatory delivery (the “residual hedge”). During the rate lock commitment period, these forward loan sales contracts and the residual hedge are marked to market through earnings and are not designated as accounting hedges. Exclusive of the fair value elements of the rate lock commitment related to servicing and the wholesale and retail rate spread, the changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and residual hedge generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and we record a loan held for sale and continue to be obligated under the same forward loan sales contract under best efforts.  For mandatory delivery, we close out of the trading mortgage-backed securities assigned within the residual hedge and replace them with a forward sales contract once a price has been accepted by an investor.  The forward sales contract is then designated as a hedge against the variability in cash to be received from the loan sale.  Loans held for sale are accounted for at the lower of cost or fair value.

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

New Financial Accounting Standards

In August 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.  The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU

2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting. The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

2016 Economic Environment

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

Our credit quality continues to remain strong.  At March 31, 2016, we had no loans on nonaccrual and no loans contractually past due 90 days or more as to principal or interest and still accruing.  We recorded annualized net recoveries of 0.06% of our average loans receivable for the quarter ended March 31, 2016.

Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $3.8 million in par value of pooled trust preferred securities, which are below book value as of March 31, 2016 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.

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

Statements of Income

General

For the three months ended March 31, 2016 and 2015, we reported net income of $13.1 million and $13.7 million, respectively, a decrease of $665,000, or 5%.  Net interest income after the provision for loan losses increased $3.3 million to $30.7 million for the three months ended March 31, 2016 compared to $27.4 million for the three months ended March 31, 2015.  Provision for loan losses recorded for the three months ended March 31, 2016 was $250,000, compared to provision expense of $130,000 for the same period of 2015.  Noninterest income for the three months ended March 31, 2016 and 2015 was $15.3 million and $17.6 million, respectively, a decrease of $2.3 million.  This decrease was primarily due to a decrease in realized and unrealized gains on mortgage banking activities of $2.0 million for the first quarter of 2016 compared to the same 2015 period.  For the three months ended March 31, 2016, noninterest expense increased to $26.3 million, compared to $24.1 million for the same period of 2015.  The increase in noninterest expense is primarily attributable to an increase in salary and benefits expense, a result of an increase in the variable components or our compensation and additional staffing on both the sales and operational areas of the Company over the past year as a result of our continued growth and increased regulatory environment.

For the three months ended March 31, 2016, basic and diluted earnings per common share were $0.40 and $0.39, respectively.  Basic and diluted earnings per common share for the three months ended March 31, 2015 were each $0.42.  Weighted average fully diluted shares outstanding for the three months ended March 31, 2016 and 2015 were 33,435,858 and 33,071,317, respectively.

Return on average assets for the three months ended March 31, 2016 and 2015 was 1.31% and 1.62%, respectively. Return on average equity for the three months ended March 31, 2016 and 2015 was 12.34% and 14.13%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management services.

Net income attributable to the commercial banking segment for the three months ended March 31, 2016 was $10.2 million compared to net income of $8.9 million for the three months ended March 31, 2015.  Net interest income increased $3.4 million to $30.5 million for the three months ended March 31, 2016, compared to $27.1 million for the same period of 2015.  Provision for loan losses was $250,000 for the three months ended March 31, 2016 compared to a provision of $130,000 for the same period of 2015.  Noninterest income decreased to $1.2 million for the three months ended March 31, 2016 compared to $1.3 million for the three months ended March 31, 2015.  Noninterest expense was $16.5 million for the three months ended March 31, 2016, compared to $15.1 million for the same period of 2015.  The increase in noninterest expense was primarily attributable to increases in staffing and the variable component of our compensation at the Bank.

The mortgage banking segment reported net income of $3.6 million for the three months ended March 31, 2016 compared to net income of $6.0 million for the three months ended March 31, 2015.  Realized and unrealized gains associated with the fair value of commitments and loans held for sale decreased to $14.1 million for the three months ended March 31, 2016 compared to $16.2 million for the same period of 2015, a result of a decrease in the volume of loans sold.  Noninterest expense increased $1.6 million to $9.0 million for the three months ended March 31, 2016 compared to $7.3 million for the same period of 2015.

The wealth management services segment, which includes CWS, recorded net income of $10,000 for the three months ended March 31, 2016, compared to net income of $1,000 for the three months ended March 31, 2015.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. For the three months ended March 31, 2016 and 2015, net interest income was $30.7 million and $27.4 million, respectively.  The yields on our loans receivable portfolio decreased 17 basis points for the three months ended March 31, 2016 compared to the same period of 2015 as a result of the low interest rate environment.  The yield on our loans held for sale portfolio increased slightly by 7 basis points.  The yields of our interest-bearing deposits increased 5 basis points as we have increased rates on certain savings and certificates of deposit products to remain competitive in our market.  However, to offset this slight increase, we have reduced our rates on our interest checking products and costs related to other borrowed funds.  Other borrowed funds costs decreased by 42 basis points primarily due to a restructuring of a portion of our fixed rate FHLB advance portfolio during February 2015.  This restructuring reduced our FHLB advance funding costs from 3.33% to 2.80%.

Our net interest margin, on a tax-equivalent basis, which is calculated as net interest income divided by average interest earning assets, was 3.31% and 3.45% for the three months ended March 31, 2016 and 2015, respectively.  Our net interest margin decreased as a result of the decrease in yield on our interest-earning assets due to the low interest rate environment.

Interest income on loans receivable increased $3.5 million to $31.0 million for the three months ended March 31, 2016 compared to $27.5 million for the same three month period of 2015.  The increase in interest income on loans receivable is primarily a result of the increase in the volume of the loans receivable portfolio.  Interest income on loans held for sale was $3.0 million for the three months ended March 31, 2016 and $2.5 million for the same period of 2015.

Interest income on investment securities increased $437,000 to $3.2 million for the three months ended March 31, 2016 as compared to $2.7 million for the three months ended March 31, 2015. The increase in interest income in our investment securities portfolio is attributable to purchases of securities that occurred during the third and fourth quarters of 2015.

Total interest expense increased $1.3 million to $6.7 million for the three months ended March 31, 2016 as compared to $5.5 million for the same period of 2015.  The increase is primarily attributable to the increase in deposits, specifically certificates of deposit over the past year.  Certificates of deposit increased $178.4 million year over year, as a result of organic growth.  Brokered certificates of deposit increased $66.8 million year over year as a result of the increase in loans held for sale as wholesale funding is used to support this segment of our loan portfolio.

The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended March 31, 2016, 2015 and 2014

(In thousands)

	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$266,353	$2,492	3.74%	$315,644	$3,015	3.61%	$176,864	$2,272	5.14%
Commercial and industrial - tax exempt	105,386	738	2.80%	34,298	168	1.96%	82,786	946	4.57%
Real estate - commercial	1,532,293	16,410	4.28%	1,258,988	14,257	4.53%	1,159,091	12,623	4.36%
Real estate - construction	549,907	6,350	4.62%	445,913	5,246	4.70%	397,199	4,829	4.86%
Real estate - residential	441,134	4,052	3.67%	391,070	3,717	3.80%	304,546	3,109	4.08%
Home equity lines	160,240	1,258	3.16%	133,737	1,092	3.31%	114,720	1,060	3.70%
Consumer	5,284	62	4.72%	4,807	66	5.56%	6,465	83	5.21%
Total loans	3,060,597	31,362	4.10%	2,584,457	27,561	4.27%	2,241,671	24,922	4.45%

Loans held for sale	304,653	2,957	3.88%	260,524	2,484	3.81%	218,094	2,477	4.54%
Investment securities	419,678	3,948	3.76%	332,801	3,231	3.88%	365,954	3,580	3.91%
Federal funds sold	55,018	65	0.47%	52,022	28	0.22%	31,790	31	0.40%

Total interest-earning assets and interest income (2)	3,839,946	38,332	3.99%	3,229,804	33,304	4.07%	2,857,509	31,010	4.34%

Noninterest-earning assets:
Cash and due from banks	21,169			20,232			35,831
Premises and equipment, net	25,185			25,208			24,849
Goodwill and other intangibles, net	36,498			37,235			32,849
Accrued interest and other assets	105,663			98,009			100,878
Allowance for loan losses	(32,113)			(28,828)			(30,043)
Total assets	$3,996,348			$3,381,660			$3,021,873

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	457,528	458	0.40%	424,284	519	0.50%	420,285	534	0.52%
Money markets	451,303	410	0.37%	367,485	289	0.31%	312,656	238	0.30%
Statement savings	301,734	313	0.42%	263,938	197	0.30%	247,568	167	0.27%
Certificates of deposit	784,306	2,390	1.23%	616,797	1,808	1.18%	518,336	1,387	1.08%
Brokered certificates of deposit	398,455	901	0.91%	358,104	673	0.76%	235,745	495	0.85%
Total interest - bearing deposits	2,393,326	4,472	0.75%	2,030,608	3,486	0.70%	1,734,590	2,821	0.66%

Other borrowed funds	487,087	2,259	1.87%	350,331	1,975	2.29%	375,775	2,173	2.34%

Total interest-bearing liabilities and interest expense	2,880,413	6,731	0.94%	2,380,939	5,461	0.93%	2,110,365	4,994	0.96%

Noninterest-bearing liabilities:
Demand deposits	653,432			579,059			519,016
Other liabilities	38,986			32,926			34,529
Common shareholders’ equity	423,517			388,736			357,963
Total liabilities and shareholders’ equity	$3,996,348			$3,381,660			$3,021,873

Net interest income and net interest margin (2)		$31,601	3.31%		$27,843	3.45%		$26,016	3.64%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 35% for all periods presented.

Rate and Volume Analysis

Three Months Ended March 31, 2016, 2015 and 2014

(In thousands)

	2016 Compared to 2015			2015 Compared to 2014
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$(422)	$88	$(334)	$1,948	$(1,205)	$743
Commercial and industrial - tax exempt	348	222	570	(554)	(224)	(778)
Real estate - commercial	3,095	(942)	2,153	1,088	546	1,634
Real estate - construction	1,210	(106)	1,104	603	(186)	417
Real estate - residential	476	(141)	335	883	(275)	608
Home equity lines	224	(58)	166	162	(130)	32
Consumer	7	(11)	(4)	(21)	4	(17)
Total loans	4,938	(949)	3,989	4,109	(1,470)	2,639

Loans held for sale	421	52	473	482	(475)	7
Investment securities available-for-sale	843	(126)	717	(324)	(25)	(349)
Federal funds sold	2	35	37	21	(24)	(3)
Total interest income (2)	6,203	(987)	5,216	4,288	(1,994)	2,294

Interest expense:

Interest - bearing deposits:

Interest checking	51	(112)	(61)	5	(20)	(15)
Money markets	55	66	121	42	9	51
Statement savings	21	95	116	11	19	30
Certificates of deposit	491	91	582	265	156	421
Brokered certificates of deposit	77	151	228	256	(78)	178
Total interest - bearing deposits	695	291	986	579	86	665

Other borrowed funds	793	(509)	284	(148)	(50)	(198)

Total interest expense	1,488	(218)	1,270	431	36	467

Net interest income (2)	$4,716	$(769)	$3,947	$3,857	$(2,030)	$1,827

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

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2016 and 2015 was $250,000 and $130,000, respectively.  The increase in our provision expense during 2016 compared to 2015 is primarily a result of loan growth during 2016.

The allowance for loan losses was $32.4 million at March 31, 2016 and $31.7 million at December 31, 2015. Our allowance for loan losses ratio as a percent of total loans was 1.04% for each of the periods ended March 31, 2016 and December 31, 2015.

During 2016, we recorded charge-offs of $90,000 related to commercial and residential loans.  Recoveries from previously charged-off loans totaled $524,000 for the three months ended March 31, 2016.  During the first quarter of 2016, we received recoveries on two commercial relationships totaling $501,000.  Nonperforming loans at March 31, 2016 and December 31, 2015, were $0 and $451,000, respectively. The decrease in nonperforming loans is primarily a result of one nonperforming loan paying off in total during 2016.

A sluggish job market and declining home values could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At March 31, 2016, our commercial real estate (including construction lending) portfolio was 68% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three Months Ended March 31, 2016 and 2015

(In thousands)

	2016	2015
Beginning balance, January 1	$31,723	$28,275

Provision for loan losses	250	130

Loans charged off:
Commercial and industrial	(39)	(3)
Residential	(51)	—
Consumer	—	(16)
Total loans charged off	(90)	(19)

Recoveries:
Commercial and industrial	512	485
Residential	12	10
Consumer	—	3
Total recoveries	524	498

Net recoveries	434	479

Ending balance, March 31,	$32,407	$28,884

	March 31,	March 31,
	2016	2015
Loans:
Balance at period end	$3,101,978	$2,625,430
Allowance for loan losses to loans receivable net of fees	1.04%	1.10%
Annualized net recoveries to average loans receivable	-0.06%	-0.07%

Allocation of the Allowance for Loan Losses

At March 31, 2016 and December 31, 2015

(In thousands)

	March 31,		December 31,
	2016		2015
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,551	11.71%	$1,623	12.40%
Real estate - commercial	21,097	50.22%	20,356	49.02%
Real estate - construction	7,714	18.12%	7,877	18.74%
Real estate - residential	1,619	14.59%	1,462	14.56%
Home equity lines	396	5.20%	377	5.12%
Consumer	30	0.16%	28	0.16%

Total allowance for loan losses	$32,407	100.00%	$31,723	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At March 31, 2016 and December 31, 2015

(In thousands)

	March 31,	December 31,
	2016	2015
Nonaccruing loans	$—	$451

Loans contractually past-due 90 days or more and still accruing	—	—

Total nonperforming loans	$—	$451

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results.

Noninterest income for the three months ended March 31, 2016 and 2015 was $15.3 million and $17.6 million, respectively.  Realized and unrealized gains on mortgage banking activities, which are reported net of commission & incentive expense, totaled $14.1 million for the three months ended March 31, 2016 compared to $16.2 million for the same period of 2015.

The change in net gains from mortgage banking activities is mainly due to changes in the unrealized gains associated with the fair value of our locked commitments and closed loans held for sale.  For the three months ended March 31, 2016, the unrealized gains decreased $1.5 million to $27.0 million, compared to $28.5 million for the three months ended March 31, 2015.  In accordance with GAAP, if a lender enters into a mortgage loan commitment with a customer and intends to sell the mortgage loan after it is funded, the written loan commitment is to be accounted for as a derivative instrument and is to be recorded at fair value through earnings.  George Mason enters into commitments where individual loans are “locked in” at a specified interest rate for a fixed period.  At the time of commitment, George Mason also enters into a forward contract with an investor to sell the loan at an agreed upon price if, and after, the loan is closed. This price represents the fair value of the “interest rate lock commitment” (“IRLC”) and is an unrealized gain that is included in earnings during the period of the IRLC.  This gain is also recognized earlier in earnings than the expenses associated with originating, underwriting and closing the loan, which, under GAAP, are deferred and recognized by the Company at the time of loan sale to the investor.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing loan held for sale (LHFS).  At any point in time (e.g. quarter end) the fair value of the existing IRLCs (not yet closed) and the premium to the basis of existing LHFS (loans closed but not yet purchased by investors) represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  This accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.  Direct costs associated with loan origination, such as commission and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities when the loan is sold to an investor.

For the three months ended March 31, 2016 and 2015, we closed $769.1 million and $843.7 million in mortgage originations, respectively.  The decrease in mortgage originations is a result of a decrease in refinance activity for the three months ended March 31, 2016 compared to the same period of 2016.   Refinance activity decreased to 38% of our total loan origination volume for the 2016 compared to 51% for the same period of 2015, demonstrating our continued focus on the more stable purchase money mortgage business.

Investment fee income decreased to $85,000 for the three months ended March 31, 2016 compared to $115,000 for the same period of 2015.

The increase in the cash surrender value of our bank-owned life insurance for the three months ended March 31, 2016 and 2015 was $124,000 and $118,000, respectively.

Noninterest income represented 33% and 39% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended March 31, 2016 was $26.3 million, compared to $24.1 million for the same period of 2015, an increase of $2.1 million, or 9%.

For the quarter ended March 31, 2016, salaries and benefits expense increased to $15.5 million from $12.1 million for the quarter ended March 31, 2015.  The increase in noninterest expense is primarily attributable to an increase in salary and benefits expense, a result of an increase in the variable components or our compensation and additional staffing on both the sales and operational areas of the Company over the past year as a result of our continued growth and increased regulatory environment.

Occupancy expense was $2.6 million for the three months ended March 31, 2016 compared to $2.5 million for the same period of 2015.

Professional fees were $1.1 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.  The decrease in professional fees for 2016 was a result of increased legal fees recorded during 2015 as a result of litigation which was settled during the second quarter of 2015.

Income Taxes

For the three months ended March 31, 2016, we recorded a provision for income taxes of $6.4 million, compared to $7.0 million for the same period of 2015.  Our effective tax rate for the three months ended March 31, 2016 and 2015 was 32.8% and 33.9%, respectively.  Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $4.07 billion and $4.03 billion at March 31, 2016 and December 31, 2015, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $418.0 million at March 31, 2016, compared to $423.8 million at December 31, 2015, a decrease of $5.8 million.  The decrease in investment securities was a result of maturities, calls, and scheduled principal payments.  The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our investment securities portfolio.

Investment Securities

At March 31, 2016 and December 31, 2015

(In thousands)

	Amortized	Fair	Average
Available-for-sale at March 31, 2016	Cost	Value	Yield
U.S. government-sponsored agencies
Within one year	$5,023	$5,095	3.92%
One to five years	40,170	42,808	3.33%
After ten years	19,999	19,999	2.60%
Total U.S. government-sponsored agencies	65,192	67,902	3.15%

Mortgage-backed securities (1)
One to five years	2,019	2,083	2.66%
Five to ten years	46,450	49,709	3.26%
After ten years	107,337	111,257	3.00%
Total mortgage-backed securities	155,806	163,049	3.07%

Tax exempt municipal securities (2)
Within one year	2,488	2,518	4.02%
One to five years	21,568	22,742	3.07%
Five to ten years	29,448	30,960	3.55%
After ten years	76,828	80,618	3.18%
Taxable municipal securities
One to five years	3,241	3,525	4.96%
Five to ten years	2,242	2,412	4.07%
After ten years	33,609	34,254	3.31%
Total municipal securities	169,424	177,029	3.31%
Total investment securities available-for-sale	$390,422	$407,980	3.19%

	Amortized	Fair	Average
Held-to-maturity at March 31, 2016	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$1	$1	8.14%
Total mortgage-backed securities	1	1	8.14%

Pooled trust preferred securities
After ten years	3,813	3,323	1.46%
Total pooled trust preferred securities	3,813	3,323	1.46%
Total investment securities held-to-maturity	3,814	3,324	1.46%

Total investment securities	$394,236	$411,304	3.17%

	Amortized	Fair	Average
Available-for-sale at December 31, 2015	Cost	Value	Yield
U.S. government-sponsored agencies
Within one year	$5,538	$5,643	3.62%
One to five years	35,244	36,887	3.23%
Five to ten years	4,957	5,453	4.06%
After ten years	24,878	24,922	2.71%
Total U.S. government-sponsored agencies	70,617	72,905	3.14%

Mortgage-backed securities (1)
One to five years	2,029	2,065	2.66%
Five to ten years	46,626	48,086	3.26%
After ten years	110,304	112,573	3.02%
Total mortgage-backed securities	158,959	162,724	3.09%

Tax exempt municipal securities (2)
Within one year	3,687	3,739	4.25%
One to five years	14,021	14,727	3.13%
Five to ten years	30,896	32,448	3.53%
After ten years	84,717	88,085	3.17%
Taxable municipal securities
One to five years	3,245	3,506	4.96%
Five to ten years	2,242	2,342	4.07%
After ten years	33,748	33,601	3.30%
Total municipal securities	172,556	178,448	3.33%
Total investment securities available-for-sale	$402,132	$414,077	3.20%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2015	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$3	$3	8.13%
Total mortgage-backed securities	3	3	8.13%

Pooled trust preferred securities
After ten years	3,833	3,308	1.18%
Total pooled trust preferred securities	3,833	3,308	1.18%
Total investment securities held-to-maturity	3,836	3,311	1.19%

Total investment securities	$405,968	$417,388	3.18%

(1) Based on contractual maturities.
(2) Yields for our tax-exempt municipal securities are not reported on a tax-equivalent basis.

We complete reviews for other-than-temporary impairment at least quarterly.  As of March 31, 2016, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At March 31, 2016, 99% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

At March 31, 2016, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of March 31, 2016.

We hold $16.6 million in FHLB stock at March 31, 2016, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $3.10 billion at March 31, 2016 and $3.06 billion at December 31, 2015.  See the following table for details on the loans receivable portfolio.

Loans held for sale at March 31, 2016 were $365.5 million compared to $383.8 million at December 31, 2015.  Loans closed at our mortgage subsidiary totaled $769.1 million for the three months ended March 31, 2016 compared to $843.7 million for the three months ended March 31, 2015.  Loans held for sale are valued at the lower of cost or fair value.

Loans Receivable

At March 31, 2016 and December 31, 2015

(In thousands)

	March 31, 2016		December 31, 2015

Commercial and industrial	$363,688	11.71%	$379,687	12.40%
Real estate - commercial	1,559,724	50.22%	1,500,305	49.02%
Real estate - construction	562,944	18.12%	573,601	18.74%
Real estate - residential	453,308	14.59%	445,766	14.56%
Home equity lines	161,480	5.20%	156,631	5.12%
Consumer	4,833	0.16%	4,846	0.16%

Gross loans	$3,105,977	100.00%	3,060,836	100.00%

Net deferred (fees) costs	(3,999)		(4,526)
Less: allowance for loan losses	(32,407)		(31,723)

Loans receivable, net	$3,069,571		$3,024,587

Deposits

Total deposits were $3.15 billion at March 31, 2016 compared to $3.03 billion at December 31, 2015.  See the following table for details on certificates of deposit with balances of $250,000 or more.

Certificates of Deposit that Meet or Exceed FDIC Insurance Limit

At March 31, 2016

(In thousands)

Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$17,429	$48,210	$65,639
Over three months through six months	29,607	4,289	33,896
Over six months through twelve months	68,526	3,918	72,444
Over twelve months	130,008	9,598	139,606
	$245,570	$66,015	$311,585

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the

CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At March 31, 2016 and December 31, 2015, we had $64.4 million and $67.0 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $387.3 million and $340.0 million at March 31, 2016 and December 31, 2015, respectively. We use this type of funding to lock in low cost term funding to support mortgage loans we originate and intend to sell.

Borrowings

Other borrowed funds were $437.1 million at March 31, 2016 compared to $538.0 million at December 31, 2015.  FHLB advances at March 31, 2016 and December 31, 2015 were $305.0 million and $355.0 million, respectively.  Customer repurchase agreements decreased $5.9 million to $107.7 million at March 31, 2016 compared to $113.6 million at December 31, 2015.  We had no federal funds purchased outstanding at March 31, 2016 compared to $45.0 million at December 31, 2015.  In addition, FHLB advances decreased $50.0 million to $305.0 million at March 31, 2016 compared to $355.0 million at December 31, 2015 due to scheduled maturities. The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At March 31, 2016

(In thousands)

		Amount
	Interest Rate	Outstanding
Other short-term borrowed funds:
Customer repurchase agreements	0.17%	$107,670
Total other short-term borrowed funds and weighted average rate	0.17%	$107,670
Other borrowed funds:
Trust preferred	3.26%	$24,395
FHLB advances - long term	2.52%	305,000
Other borrowed funds and weighted average rate	2.57%	$329,395

Total other borrowed funds and weighted average rate	1.98%	$437,065

Shareholders’ Equity

Shareholders’ equity at March 31, 2016 was $426.5 million compared to $413.1 million at December 31, 2015, an increase of $13.4 million, or 3%. The increase in shareholders’ equity at March 31, 2016 compared to December 31, 2015 is primarily attributable to net income of $13.1 million recorded for the three months ended March 31, 2016 less dividends of $3.9 million that were declared during 2016.  In addition, accumulated other comprehensive income increased $3.1 million for the three months ended March 31, 2016.

Book value per share at March 31, 2016 was $13.16 compared to $12.76 at December 31, 2015. Tangible book value per share (which is book value per share less goodwill and other intangible assets) at March 31, 2016 was $12.04 compared to $11.63 at December 31, 2015.

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

For the three months ended March 31, 2016, the commercial banking segment recorded net income of $10.2 million compared to $8.9 million for the same period of 2015.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At March 31, 2016, total assets for this segment were $4.0 billion, loans receivable, net of deferred fees and costs, were $3.10 billion and total deposits were $3.15 billion. At March 31, 2015, total assets for this segment were $3.37 billion, loans receivable, net of deferred fees and costs, were $2.63 billion and total deposits were $2.65 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market.

For the three months ended March 31, 2016 and 2015, the mortgage banking segment recorded net income of $3.6 million and $6.0 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At March 31, 2016, total assets for this segment were $406.2 million; loans held for sale were $365.5 million and mortgage funding checks were $28.8 million. At March 31, 2015, total assets for this segment were $358.0 million; loans held for sale were $315.0 million and mortgage funding checks were $23.0 million.

Wealth Management Services

The wealth management services segment provides investment and financial services to businesses and individuals, including financial planning, retirement/estate planning, and investment management.

For the three months ended March 31, 2016 and 2015, the wealth management services segment recorded net income of $10,000 and $1,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At March 31, 2016, total assets were $513,000 and managed and custodial assets were $268 million. At March 31, 2015, total assets were $2.4 million and managed and custodial assets were $282 million.

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

Beginning January 1, 2016, a capital conservation buffer requirement is being phased in at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and is applicable to our CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we consider our new minimum capital ratios to be as follows: 5.125% for CET1; 6.625% for Tier 1 capital; and 8.625% for Total capital.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

Total risk-based capital to risk-weighted assets was 11.50% at March 31, 2016 compared to 11.37% at December 31, 2015.  Our Tier 1 risk-based capital ratio was 10.64% at March 31, 2016 compared to 10.52% at December 31, 2015.  Common equity Tier 1 capital was 9.99% at March 31, 2016 compared to 9.86% at December 31, 2015.

Accordingly, our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions at both March 31, 2016 and December 31, 2015.

The following table shows the minimum capital requirements and our capital position at March 31, 2016 and December 31, 2015 for the Company and for the Bank.

Capital Components

At March 31, 2016 and December 31, 2015

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Financial Corporation (Consolidated):	Amount	Ratio	Amount		Ratio	Amount		Ratio

At March 31, 2016
Total risk-based capital	$439,830	11.50%	$329,917	>	8.625%	N/A	>	N/A
Tier I risk-based capital	406,975	10.64%	253,415	>	6.625%	N/A	>	N/A
Common Equity Tier 1 risk-based capital	381,975	9.99%	196,038	>	5.125%	N/A	>	N/A
Leverage capital ratio	406,975	10.28%	159,152	>	4.000%	N/A	>	N/A

At December 31, 2015
Total risk-based capital	$428,554	11.37%	$301,450	>	8.00%	N/A	>	N/A
Tier I risk-based capital	396,382	10.52%	226,087	>	6.00%	N/A	>	N/A
Common equity tier I capital	371,382	9.86%	169,565	>	4.50%	N/A	>	N/A
Leverage capital ratio	396,382	10.18%	156,757	>	4.00%	N/A	>	N/A

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio

At March 31, 2016
Total risk-based capital	$435,833	11.45%	$328,181	>	8.625%	$380,499	>	10.00%
Tier I risk-based capital	402,978	10.59%	252,081	>	6.625%	304,399	>	8.00%
Common Equity Tier 1 risk-based capital	402,978	10.59%	195,006	>	5.125%	247,324	>	6.50%
Leverage capital ratio	402,978	10.23%	157,366	>	4.000%	196,707	>	5.00%

At December 31, 2015
Total risk-based capital	$424,302	11.32%	$299,886	>	8.00%	$374,857	>	10.00%
Tier I risk-based capital	392,130	10.46%	224,914	>	6.00%	299,886	>	8.00%
Common equity tier I capital	392,130	10.46%	168,686	>	4.50%	243,657	>	6.50%
Leverage capital ratio	392,130	10.13%	154,862	>	4.00%	193,578	>	5.00%

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At March 31, 2016 and December 31, 2015, we had $64.4 million and $67.0 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $387.3 million and $340.0 million at March 31, 2016 and December 31, 2015, respectively.

We also maintain secured lines of credit with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta (“FHLB”) for which we can borrow up to the allowable amount for the collateral pledged. Having diverse funding alternatives reduces our reliance on any one source for funding.

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

                Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $468.8 million at March 31, 2016 or 11.5% of total assets. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the FHLB with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the FHLB at March 31, 2016 was approximately $781.3 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $183.5 million at March 31, 2016. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable.

The required payments under such obligations are detailed in the following table.

Contractual Obligations

At March 31, 2016

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$788,756	$414,766	$283,672	$60,792	$29,526

Brokered certificates of deposit	451,781	274,589	177,192	—	—

Advances from the Federal Home Loan Bank of Atlanta	305,000	20,000	130,000	135,000	20,000

Trust preferred securities	24,395	—	—	—	24,395

Operating lease obligations	34,190	8,601	13,347	7,195	5,047

Total	$1,604,122	$717,956	$604,211	$202,987	$78,968

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates up to one year or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future funding requirements. These instruments represent obligations to extend credit or guarantee borrowings and are not recorded on the consolidated statements of condition.  The rates and terms of these instruments are competitive with others in the market in which we do business.

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

At March 31, 2016 and December 31, 2015, commitments to extend credit were $1.3 billion and $1.5 billion, respectively.  Standby letters of credit were $32.8 million and $32.5 million at March 31, 2016 and December 31, 2015, respectively. In addition, commitments to extend credit of $451.9 million at March 31, 2016 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $247.4 million at December 31, 2015.  The increase in mortgage loan funding commitments is related to the increased origination production at George Mason during the first quarter of 2016 as compared to the fourth quarter of 2015.

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

At March 31, 2016, our asset/liability position was slightly asset sensitive based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.6% in a down 100 basis point scenario and would increase by less than 2.1% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 2.8% in a down 100 basis point scenario and would increase less than 2.2% in an up 200 basis point scenario.

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

At March 31, 2016, our asset/liability position was slightly asset sensitive based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.6% in a down 100 basis point scenario and would increase by less than 2.1% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 2.8% in a down 100 basis point scenario and would increase less than 2.2% in an up 200 basis point scenario.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act).  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on and as of the date of such evaluation, because of the material weakness in internal control over financial reporting as described in our 2015 Form 10-K, related to the process of estimating the allowance for loan losses, the aforementioned officers concluded that the Company’s disclosure controls and procedures were not effective.  The Company’s remediation efforts related to this material weakness are ongoing.

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

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified above, the Company has implemented changes to its internal control over financial reporting, including changes to the allowance for loan losses process owners and control operators.  However, the Company has not yet come to the conclusion that the material weakness has been fully remediated as of the date of this filing.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of our operations, we become party to various legal proceedings.  Currently, we are not party to any material legal proceedings, and no such proceedings except as noted above are, to management’s knowledge, threatened against us.

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes in our risk factors from those disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended March 31, 2016, we did not purchase shares of our common stock.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

10.1                        Amendment to Employment Agreement of Christopher W. Bergstrom, included as Exhibit 10.1 to the Current Report on Form 8-K filed April 4, 2016 and incorporated herein by reference.

10.2                        Amendment to Employment Agreement of Bernard H. Clineburg, included as Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2016 and incorporated herein by reference.

31.1                        Rule 13a-14(a) Certification of Principal Executive Officer

31.2                        Rule 13a-14(a) Certification of Chief Executive Officer

31.3                        Rule 13a-14(a) Certification of Chief Financial Officer

32.1                        Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2                        Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.3        Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101                           The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: May 6, 2016	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Executive Chairman
(Principal Executive Officer)

Date: May 6, 2016	/s/ Christopher W. Bergstrom
Christopher W. Bergstrom
President and Chief Executive Officer

Date: May 6, 2016	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2016	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit No.	Description

10.1	Amendment to Employment Agreement of Christopher W. Bergstrom, included as Exhibit 10.1 to the Current Report on Form 8-K filed April 4, 2016 and incorporated herein by reference.

10.2	Amendment to Employment Agreement of Bernard H. Clineburg, included as Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2016 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Executive Officer

31.3	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.3	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.