Form 10-Q
period 2016-06-30
CARDINAL FINANCIAL CORP
filed 2016-08-05
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

32,459,179 shares of common stock, par value $1.00 per share, outstanding as of August 1, 2016

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2016 and December 31, 2015

(In thousands, except share data)

			June 30,	December 31,
			2016	2015*
			(Unaudited)
Assets

Cash and due from banks			$24,081	$24,760
Federal funds sold			11,481	14,577

Total cash and cash equivalents			35,562	39,337

Investment securities available-for-sale			402,522	414,077
Investment securities held-to-maturity (fair value of $3,488 and $3,311 at June 30, 2016 and December 31, 2015, respectively)			3,796	3,836
Investment securities - trading			6,489	5,881

Total investment securities			412,807	423,794

Other investments			18,136	20,967
Loans held for sale			456,359	383,768

Loans receivable, net of deferred fees and costs			3,156,871	3,056,310
Allowance for loan losses			(32,984)	(31,723)

Loans receivable, net			3,123,887	3,024,587

Premises and equipment, net			24,273	25,163
Deferred tax asset, net			4,658	7,970
Goodwill and intangibles, net			36,262	36,576
Bank-owned life insurance			33,213	32,978
Other real estate owned			—	253
Accrued interest receivable and other assets			52,009	34,528

Total assets			$4,197,166	$4,029,921

Liabilities and Shareholders’ Equity

Non-interest bearing deposits			$710,318	$657,398
Interest bearing deposits			2,534,488	2,375,373

Total deposits			3,244,806	3,032,771

Other borrowed funds			450,696	537,965
Mortgage funding checks			23,921	12,554
Escrow liabilities			2,491	2,676
Accrued interest payable and other liabilities			37,320	30,808

Total liabilities			3,759,234	3,616,774

	2016	2015
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	32,441,279	32,373,433	32,441	32,373
Additional paid-in capital			209,199	207,429
Retained earnings			185,681	166,303
Accumulated other comprehensive income, net			10,611	7,042

Total shareholders’ equity			437,932	413,147

Total liabilities and shareholders’ equity			$4,197,166	$4,029,921

*Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and six months ended June 30, 2016 and 2015

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans receivable	$31,308	$27,967	$62,355	$55,463
Loans held for sale	3,388	3,886	6,344	6,370
Federal funds sold	37	12	102	40
Investment securities available-for-sale	3,017	2,599	6,176	5,314
Investment securities held-to-maturity	14	18	28	39
Other investments	216	139	413	295

Total interest income	37,980	34,621	75,418	67,521

Interest expense:
Deposits	4,542	3,903	9,014	7,389
Other borrowed funds	1,915	1,868	4,175	3,843

Total interest expense	6,457	5,771	13,189	11,232

Net interest income	31,523	28,850	62,229	56,289

Provision for loan losses	430	1,356	680	1,486

Net interest income after provision for loan losses	31,093	27,494	61,549	54,803

Non-interest income:
Service charges on deposit accounts	581	576	1,132	1,121
Loan fees	359	491	668	945
Investment fee income	84	143	169	258
Realized and unrealized gains on mortgage banking activities	15,309	11,112	29,448	27,278
Net realized gain on investment securities-trading	304	176	108	176
Net realized gain on investment securities-available for sale	3,614	180	3,726	382
Litigation settlement	—	2,950	—	2,950
Increase in cash surrender value of bank-owned life insurance	111	95	235	213
Other income	127	6	272	11

Total non-interest income	20,489	15,729	35,758	33,334

Non-interest expense:
Salary and benefits	16,037	11,963	31,534	24,044
Occupancy	2,448	2,347	5,040	4,831
Professional fees	549	1,137	1,684	2,726
Depreciation	833	845	1,677	1,721
Data processing & communications	1,517	1,459	2,863	2,963
FDIC insurance premiums	516	516	1,032	1,032
Mortgage loan repurchases and settlements	—	—	100	—
Loss on extinguishment of debt	3,638	—	3,638	—
Merger and acquisition expenses	—	3	—	471
Amortization of intangibles	152	188	314	385
Other operating expenses	4,427	4,420	8,527	8,849

Total non-interest expense	30,117	22,878	56,409	47,022

Income before income taxes	21,465	20,345	40,898	41,115

Provision for income taxes	7,364	6,966	13,730	14,005

Net income	$14,101	$13,379	$27,168	$27,110

Earnings per common share - basic	$0.43	$0.41	$0.82	$0.83

Earnings per common share - diluted	$0.42	$0.40	$0.81	$0.82

Weighted-average common shares outstanding - basic	33,033	32,724	33,005	32,682

Weighted-average common shares outstanding - diluted	33,569	33,207	33,499	33,132

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and six months ended June 30, 2016 and 2015

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$14,101	$13,379	$27,168	$27,110
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax expense of $1,420 and $3,476 for the three and six months ended June 30, 2016, respectively, net of tax benefit of $1,886 and $1,511 for the three and six months ended June 30, 2015, respectively.	2,537	(3,295)	6,206	(2,481)

Less: reclassification adjustment for net gains included in net income net of tax expense of $1,298 and $1,338 thousand for the three and six months ended June 30, 2016, respectively, and net of tax expense $61 and $129 for the three and six months ended June 30, 2015, respectively.	(2,316)	(119)	(2,388)	(253)

Unrealized gain (loss) on derivative instruments designated as cash flow hedges, net of tax expense of $113 and and net of tax benefit $141 for the three and six months ended June 30, 2016, respectively, net of tax expense of $167 and $30 for the three and six months ended June 30, 2015, respectively.	201	300	(249)	55

Other comprehensive income (loss)	422	(3,114)	3,569	(2,679)

Comprehensive income	$14,523	$10,265	$30,737	$24,431

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2016 and 2015

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2014	32,078	$32,078	$201,948	$133,129	$10,166	$377,321

Stock options exercised	124	124	1,127	—	—	1,251

Vesting of restricted stock grants	7	7	(7)	—	—	—

Stock compensation expense, net of tax benefit	—	—	866	—	—	866

Dividends on common stock of $0.22 per share	—	—	—	(7,074)	—	(7,074)

Other comprehensive (loss)	—	—	—	—	(2,679)	(2,679)

Net income	—	—	—	27,110	—	27,110

Balance, June 30, 2015	32,209	$32,209	$203,934	$153,165	$7,487	$396,795

Balance, December 31, 2015	32,373	$32,373	$207,429	$166,303	$7,042	$413,147

Stock options exercised	20	20	243	—	—	263

Vesting of restricted stock grants	48	48	(48)	—	—	—

Stock compensation expense, net of tax benefit	—	—	1,575	—	—	1,575

Dividends on common stock of $0.24 per share	—	—	—	(7,790)	—	(7,790)

Other comprehensive income	—	—	—	—	3,569	3,569

Net income	—	—	—	27,168	—	27,168

Balance, June 30, 2016	32,441	$32,441	$209,199	$185,681	$10,611	$437,932

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2016 and 2015

(In thousands)

(Unaudited)

	2016	2015

Cash flows from operating activities:
Net income	$27,168	$27,110
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,677	1,721
Amortization of premiums, discounts and intangibles	1,049	783
Provision for loan losses	680	1,486
Loans held for sale originated	(1,941,140)	(1,929,998)
Proceeds from the sale of loans held for sale	1,897,997	1,817,042
Realized and unrealized gains on mortgage banking activities	(29,448)	(27,278)
Purchase of investment securities-trading	(1,715)	(929)
Gain on investment securities-trading	(108)	(176)
Gain on sale of investment securities-available for sale	(3,614)	(180)
Gain on call of investment securities available-for-sale	(112)	(202)
Gain on sale of other real estate owned	(40)	—
Stock compensation expense	1,575	866
Increase in cash surrender value of bank-owned life insurance	(235)	(213)
Increase in accrued interest receivable and other assets	(16,556)	(20,742)
Increase in accrued interest payable, escrow liabilities and other liabilities	7,542	10,442

Net cash used in operating activities	(55,280)	(120,268)

Cash flows from investing activities:
Net purchases of premises and equipment	(787)	(1,068)
Proceeds from maturity and call of investment securities available-for-sale	32,283	27,480
Proceeds from sale of mortgage-backed securities available for sale	37,811	—
Proceeds from sale of investment securities available for sale	16,495	—
Proceeds from the sale of other investments	9,775	4,212
Purchase of investment securities available for sale	(27,481)	(35,378)
Purchase of mortgage-backed securities available-for-sale	(45,655)	—
Purchase of other investments	(6,944)	(3,320)
Redemptions of investment securities available-for-sale	7,049	10,221
Redemptions of investment securities held-to-maturity	40	145
Proceeds from sale of other real estate owned	293	—
Net increase in loans receivable, net of deferred fees and costs	(99,980)	(214,213)

Net cash used in investing activities	(77,101)	(211,921)

Cash flows from financing activities:
Net increase in deposits	212,035	400,067
Net decrease in other borrowed funds - short term	(7,269)	(49,239)
Net increase (decrease) in mortgage funding checks	11,367	(2,222)
Proceeds from FHLB advances	200,000	75,000
Repayment of FHLB advances	(280,000)	(85,000)
Stock options exercised	263	1,251
Dividends on common stock	(7,790)	(7,074)

Net cash provided by financing activities	128,606	332,783

Net increase (decrease) in cash and cash equivalents	(3,775)	594

Cash and cash equivalents at beginning of the year	39,337	38,189

Cash and cash equivalents at end of the period	$35,562	$38,783

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,543	$11,483
Income taxes	12,814	14,596

Supplemental disclosure of noncash investing and financing activities:

Change in unrealized gain on available-for-sale investment securities	5,956	(4,241)
Change in fair value of derivative instruments designated as cash flow hedges	(390)	85

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2

Stock-Based Compensation

At June 30, 2016, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company could grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan was amended in 2011 to increase the number of shares available under the plan and extend the term to 2021.  The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  There were 95,956 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of June 30, 2016.

Stock options are granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant. Director stock options have ten year terms and vest and become fully exercisable at the grant date. Certain employee stock options have ten year terms and vest and become fully exercisable in 25% increments beginning as of the date of grant. In addition, the Company has granted stock options to employees of the Company that have ten year terms and vest and become fully exercisable in 20% annual increments beginning after their first year of service.  Other grants have ten year terms and vest and become fully exercisable in one-third increments beginning as of the date of grant.

Restricted stock awards are granted at the fair value of the Company’s common stock on the grant date.  Most employee restricted stock awards vest in one-third increments on the anniversary date of the grant.  Certain restricted stock awards granted to executive officers vest one-third immediately on the grant date with the remaining unvested options vesting over the next two years.

The Company has only made awards of stock options and restricted stock under the Option Plan and the Equity Plan.

Total expense related to the Company’s share-based compensation plans for the three months ended June 30, 2016 and 2015 was $537,000 and $306,000, respectively.  Total stock compensation expense for the six months ended June 30, 2016 and 2015 was $1.6 million and $866,000, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $180,000 and $103,000 for the three months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015, total income tax benefit recognized in the income statements for share-based compensation arrangements was $523,000 and $292,000, respectively.

No options were granted for the three months ended June 30, 2016 and 17,000 were granted during the six months ended June 30, 2016.  Options granted for the three and six months ended June 30, 2015 were 9,000 and 118,250, respectively.  The weighted average per share fair value of stock option grants for the six months ended June 30, 2016 was $5.59.  The weighted average per share fair value of stock option grants for the three and six months ended June 30, 2015 was $6.27 and $5.94, respectively.  The fair values of the options granted during all periods ended June 30, 2016 and 2015 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Estimated option life	N/A	6.5 Years	6.5 Years	6.5 Years
Risk free interest rate	N/A	1.68 - 1.98%	1.53%	1.66 - 1.98%
Expected volatility	N/A	36.90%	36.50%	36.90%
Expected dividend yield	N/A	2.46%	2.40%	2.46%

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

Stock option activity during the six months ended June 30, 2016 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2015	1,023,550	$14.97
Granted	17,000	19.18
Exercised	(19,912)	13.23
Forfeited	(4,734)	16.54
Outstanding at June 30, 2016	1,015,904	$15.06	6.44	$6,985,285
Options exercisable at June 30, 2016	885,792	$14.65	6.20	$6,457,042

The intrinsic value of options exercised during the three and six months ended June 30, 2016 was $127,000 and $165,000, respectively. For options exercised during the three and six months ended June 30, 2015, the intrinsic value of options was $607,000 and $1.2 million, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the six months ended June 30, 2016 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2015	300,125	$5.67
Granted	17,000	5.59
Vested	(183,579)	5.73
Forfeited	(3,434)	5.90
Balance at June 30, 2016	130,112	$5.57

A summary of the Company’s restricted stock grant activity during the six months ended June 30, 2016 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2015	65,932	$21.76
Granted	104,120	19.52
Vested	(47,747)	20.01
Forfeited	(13,817)	20.37
Balance at June 30, 2016	108,488	$20.56

At June 30, 2016, there was $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares from stock options that vested during the three months ended June 30, 2016 and 2015 was $69,000 and $63,000, respectively. For the six months ended June 30, 2016 and 2015, the total fair value of shares that vested was $1.1 million and $963,000, respectively.  The total fair value of restricted stock grants that vested during the three and six months ended June 30, 2016 were $245,000 and $959,000, respectively. The total fair value of restricted stock grants that vested during the three and six months ended June 30, 2015 were $0 and $134,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2016 and 2015 is as follows:

At and for the Three Months Ended June 30, 2016 (in thousands):

	Commercial	Mortgage	Wealth Management		Intersegment
	Banking	Banking	Services	Other	Elimination	Consolidated
Net interest income	$31,441	$283	$—	$(201)	$—	$31,523
Provision for loan losses	430	—	—	—	—	430
Non-interest income	4,672	15,344	164	309	—	20,489
Non-interest expense	19,462	9,382	84	1,189	—	30,117
Provision for income taxes	5,464	2,251	28	(379)	—	7,364
Net income (loss)	$10,757	$3,994	$52	$(702)	$—	$14,101

Total Assets	$4,103,454	$527,342	$2,530	$453,218	$(889,378)	$4,197,166
Average Assets	3,983,461	398,262	589	456,808	(774,263)	4,064,857

At and for the Three Months Ended June 30, 2015 (in thousands):

	Commercial	Mortgage	Wealth Management		Intersegment
	Banking	Banking	Services	Other	Elimination	Consolidated
Net interest income	$28,389	$642	$—	$(181)	$—	$28,850
Provision for loan losses	1,356	—	—	—	—	1,356
Non-interest income	1,329	11,150	119	3,131	—	15,729
Non-interest expense	13,736	7,990	114	1,038	—	22,878
Provision for income taxes	4,905	1,390	2	669	—	6,966
Net income	$9,721	$2,412	$3	$1,243	$—	$13,379

Total Assets	$3,691,168	$526,078	$2,404	$410,330	$(864,706)	$3,765,274
Average Assets	3,549,647	428,458	2,415	415,288	(781,127)	3,614,681

At and for the Six Months Ended June 30, 2016 (in thousands):

	Commercial	Mortgage	Wealth Management		Intersegment
	Banking	Banking	Services	Other	Elimination	Consolidated
Net interest income	$61,988	$640	$—	$(399)	$—	$62,229
Provision for loan losses	680	—	—	—	—	680
Non-interest income	5,887	29,502	250	119	—	35,758
Non-interest expense	35,975	18,345	155	1,934	—	56,409
Provision for income taxes	10,222	4,250	33	(775)	—	13,730
Net income (loss)	$20,998	$7,547	$62	$(1,439)	$—	$27,168

Total Assets	$4,103,454	$527,342	$2,530	$453,218	$(889,378)	$4,197,166
Average Assets	3,952,952	365,329	1,524	456,470	(745,672)	4,030,603

At and for the Six Months Ended June 30, 2015 (in thousands):

	Commercial	Mortgage	Wealth Management		Intersegment
	Banking	Banking	Services	Other	Elimination	Consolidated
Net interest income	$55,495	$1,153	$—	$(359)	$—	$56,289
Provision for loan losses	1,486	—	—	—	—	1,486
Non-interest income	2,608	27,366	224	3,136	—	33,334
Non-interest expense	28,884	15,309	218	2,611	—	47,022
Provision for income taxes	9,121	4,824	2	58	—	14,005
Net income	$18,612	$8,386	$4	$108	$—	$27,110

Total Assets	$3,691,168	$526,078	$2,404	$410,330	$(864,706)	$3,765,274
Average Assets	3,436,687	348,331	2,412	416,411	(705,027)	3,498,814

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015.  There were 0 and 1,500 antidilutive outstanding stock options excluded from the calculation of weighted average shares outstanding for the diluted earnings per share calculation for the three and six months ended June 30, 2016, respectively. There were 0 and 35,993 antidilutive outstanding stock options excluded from the calculation of weighted average shares outstanding for the diluted earnings per share calculation for the three and six months ended June 30, 2015.  There were 1,311 and 2,651 antidilutive outstanding restricted stock awards excluded from the calculation of weighted average shares outstanding for the diluted earnings per share calculation for the three and six months ended June 30, 2016.  There were 75 and 153 antidilutive outstanding restricted stock grants excluded from the calculation of weighted average shares outstanding for the diluted earnings per share calculation for the three and six months ended June 30, 2015.

	Three Months Ended		Six Months Ended
(In thousands,	June 30,		June 30,
except per share data)	2016	2015	2016	2015

Net income available to common shareholders	$14,101	$13,379	$27,168	$27,110

Weighted average common shares - basic	33,033	32,724	33,005	32,682

Weighted average common shares - diluted	33,569	33,207	33,499	33,132

Earnings per common share - basic	$0.43	$0.41	$0.82	$0.83

Earnings per common share - diluted	$0.42	$0.40	$0.81	$0.82

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

The following shows the composition of basic outstanding shares for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Weighted average common shares outstanding	32,425	32,188	32,408	32,155
Weighted average shares attributable to the deferred compensation plans	608	536	597	527
Total weighted average shares - basic	33,033	32,724	33,005	32,682

The following shows the composition of diluted outstanding shares for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Weighted average shares outstanding - basic (from above)	33,033	32,724	33,005	32,682
Incremental weighted average shares attributable to deferred compensation plans	344	287	328	274
Weighted average shares attributable to vested stock options	187	196	164	176
Incremental shares from restricted stock grants	5	—	2	—
Total weighted average shares - diluted	33,569	33,207	33,499	33,132

Note 5

Investment Securities

The approximate fair value and amortized cost of investment securities at June 30, 2016 and December 31, 2015 are shown in the table below.

	June 30, 2016
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$45,266	$972	$—	$46,238
Mortgage-backed securities	161,808	7,212	(216)	168,804
Municipal securities	177,547	9,933	—	187,480
Total	$384,621	$18,117	$(216)	$402,522

Investment Securities Held-to-Maturity
Mortgage-backed securities	$1	$—	$—	$1
Pooled trust preferred securities	3,795	—	(308)	3,487
Total	$3,796	$—	$(308)	$3,488

	December 31, 2015
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$70,617	$2,318	$(30)	$72,905
Mortgage-backed securities	158,959	3,982	(217)	162,724
Municipal securities	172,556	6,154	(262)	178,448
Total	$402,132	$12,454	$(509)	$414,077

Investment Securities Held-to-Maturity
Mortgage-backed securities	$3	$—	$—	$3
Pooled trust preferred securities	3,833	—	(525)	3,308
Total	$3,836	$—	$(525)	$3,311

The fair value and amortized cost of investment securities by contractual maturity at June 30, 2016 and December 31, 2015 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within One Year	$18,661	$19,052	$—	$—
After 1 year but within 5 years	46,595	49,168	—	—
After 5 years but within 10 years	28,818	30,325	—	—
After 10 years	128,739	135,173	3,795	3,487
Mortgage-backed securities	161,808	168,804	1	1
Total	$384,621	$402,522	$3,796	$3,488

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
Within One Year	$9,225	$9,382	$—	$—
After 1 year but within 5 years	52,510	55,120	—	—
After 5 years but within 10 years	38,095	40,243	—	—
After 10 years	143,343	146,608	3,833	3,308
Mortgage-backed securities	158,959	162,724	3	3
Total	$402,132	$414,077	$3,836	$3,311

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.

At June 30, 2016

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$6,229	$(197)	$612	$(19)	$6,841	$(216)

Total temporarily impaired securities	$6,229	$(197)	$612	$(19)	$6,841	$(216)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,487	$(308)	$3,487	$(308)

Total temporarily impaired securities	$—	$—	$3,487	$(308)	$3,487	$(308)

At December 31, 2015

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$9,970	$(30)	$—	$—	$9,970	$(30)
Mortgage-backed securities	46,772	(202)	677	(15)	47,449	(217)
Municipal securities	30,313	(261)	259	(1)	30,572	(262)

Total temporarily impaired securities	$87,055	$(493)	$936	$(16)	$87,991	$(509)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,308	$(525)	$3,308	$(525)

Total temporarily impaired securities	$—	$—	$3,308	$(525)	$3,308	$(525)

The Company estimates the fair value of its pooled trust preferred securities portfolio by using third party projected cash flows for each of the issuances in the portfolio, and a discount rate that is commensurate with the risk inherent in the expected cash flows is applied to arrive at the estimated fair value.

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of June 30, 2016, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At June 30, 2016, 99% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $884,000 in non-government non-agency mortgage-related securities in its available-for-sale portfolio.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At June 30, 2016, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment was recognized for the securities in the Company’s investment portfolio for the three and six months ended June 30, 2016.

The Company has investment assets designated as trading to economically hedge against fair value changes in the Company’s nonqualified deferred compensation plan liability.  Those investments are designated as trading securities, and as such, the changes in fair value are reflected in earnings.  Trading securities at June 30, 2016 and December 31, 2015 are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Cash equivalents	$710	$702
Mutual funds	5,779	5,179
	$6,489	$5,881

Note 6

Loans Receivable and Allowance for Loan Losses

The loan portfolio at June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$339,537	$10,976	$350,513
Real estate - commercial	1,536,393	73,715	1,610,108
Real estate - construction	571,453	1,229	572,682
Real estate - residential	454,789	5,952	460,741
Home equity lines	159,472	1,985	161,457
Consumer	5,003	476	5,479
	3,066,647	94,333	3,160,980
Net deferred fees	(4,109)	—	(4,109)
Loans receivable, net of deferred fees and costs	3,062,538	94,333	3,156,871
Allowance for loan losses	(32,537)	(447)	(32,984)
Loans receivable, net	$3,030,001	$93,886	$3,123,887

	December 31, 2015
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$366,549	$13,138	$379,687
Real estate - commercial	1,421,976	78,329	1,500,305
Real estate - construction	572,260	1,341	573,601
Real estate - residential	439,346	6,420	445,766
Home equity lines	153,762	2,869	156,631
Consumer	4,278	568	4,846
	2,958,171	102,665	3,060,836
Net deferred fees	(4,526)	—	(4,526)
Loans receivable, net of deferred fees and costs	2,953,645	102,665	3,056,310
Allowance for loan losses	(31,564)	(159)	(31,723)
Loans receivable, net	$2,922,081	$102,506	$3,024,587

The loan portfolio is segregated into two components:  loans accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

The loans in the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statements of condition at June 30, 2016 and December 31, 2015 are as follows:

(in thousands)	June 30, 2016
Purchased credit impaired loans
Outstanding principal balance	$9,033
Carrying amount	5,893

Purchased performing loans
Outstanding principal balance	89,800
Carrying amount	88,440

Total acquired loans
Outstanding principal balance	98,833
Carrying amount	94,333

(in thousands)	December 31, 2015
Purchased credit impaired loans
Outstanding principal balance	$10,886
Carrying amount	7,723

Purchased performing loans
Outstanding principal balance	96,392
Carrying amount	94,942

Total acquired loans
Outstanding principal balance	107,278
Carrying amount	102,665

The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows.

(in thousands)
Balance at December 31, 2015	$(4,613)
Charge-offs	—
Recoveries	(61)
Accretion	174
Balance at June 30, 2016	$(4,500)

(in thousands)
Balance at December 31, 2014	$(5,053)
Charge-offs	504
Recoveries	(55)
Accretion	(9)
Balance at December 31, 2015	$(4,613)

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

For the three and six months ended June 30, 2016, the Company recorded an allowance for loan losses for the acquired loan portfolio of $290,000 and $447,000, respectively.  For the three and six months ended June 30, 2015, the Company did not record an allowance for loan losses for the acquired loan portfolio. There were no impairments recorded in the purchased credit impaired portfolio as of June 30, 2016 and 2015.

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of June 30, 2016 and 2015 and December 31, 2015, are below:

Allowance for Loan Losses

For the Three Months Ended June 30, 2016

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, April 1, 2016	$1,551	$21,097	$7,714	$1,619	$396	$30	$32,407
Charge-offs	—	—	—	—	—	(2)	(2)
Recoveries	136	—	—	13	—	—	149
Provision for loan losses	(196)	680	89	20	(174)	11	430
Ending Balance, June 30, 2016	$1,491	$21,777	$7,803	$1,652	$222	$39	$32,984

Allowance for Loan Losses

At and for the Six Months Ended June 30, 2016

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$1,623	$20,356	$7,877	$1,462	$377	$28	$31,723
Charge-offs	(39)	—	—	—	(51)	(2)	(92)
Recoveries	147	50	451	25	—	—	673
Provision for loan losses	(240)	1,371	(525)	165	(104)	13	680
Ending Balance, June 30, 2016	$1,491	$21,777	$7,803	$1,652	$222	$39	$32,984

Ending Balance, June 30, 2016
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,491	21,777	7,803	1,652	222	39	32,984

Loans Receivable

At June 30, 2016

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, June 30, 2016	$350,513	$1,610,108	$572,682	$460,741	$161,457	$5,479	$3,160,980

Ending Balance, June 30, 2016
Individually evaluated for impairment	$665	$2,015	$—	$—	$676	$—	$3,356
Purchased Credit Impaired Loans	79	3,841	1,229	260	484	—	5,893
Collectively evaluated for impairment	349,769	1,604,252	571,453	460,481	160,297	5,479	3,151,731

Allowance for Loan Losses

For the Three Months Ended June 30, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, April 1, 2015	$2,125	$17,715	$6,723	$1,961	$326	$34	$28,884
Charge-offs	(12)	(38)	—	—	(51)	—	(101)
Recoveries	14	31	6	8	—	—	59
Provision for loan losses	(82)	508	1,060	(88)	(39)	(3)	1,356
Ending Balance, June 30, 2015	$2,045	$18,216	$7,789	$1,881	$236	$31	$30,198

Allowance for Loan Losses

At and for the Six Months Ended June 30, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,061	$17,820	$6,105	$1,954	$301	$34	$28,275
Charge-offs	(53)	—	—	—	(48)	(16)	(117)
Recoveries	201	324	11	18	—	—	554
Provision for loan losses	(164)	72	1,673	(91)	(17)	13	1,486
Ending Balance, June 30, 2015	$2,045	$18,216	$7,789	$1,881	$236	$31	$30,198

Ending Balance, June 30, 2015
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,045	18,216	7,789	1,881	236	31	30,198

Loans Receivable

At June 30, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, June 30, 2015	$341,249	$1,303,026	$574,932	$431,589	$144,655	$4,825	$2,800,276

Ending Balance, June 30, 2015
Individually evaluated for impairment	$738	$6,583	$250	$—	$51	$—	$7,622
Purchased Credit Impaired Loans	2,221	6,312	1,653	349	498	2	11,035
Collectively evaluated for impairment	338,290	1,290,131	573,029	431,240	144,106	4,823	2,781,619

Allowance for Loan Losses

For the Year Ended December 31, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,061	$17,820	$6,105	$1,954	$301	$34	$28,275
Charge-offs	(144)	—	—	(28)	(48)	(71)	(291)
Recoveries	485	1,802	22	42	—	—	2,351
Provision for loan losses	(779)	734	1,750	(506)	124	65	1,388
Ending Balance, December 31, 2015	$1,623	$20,356	$7,877	$1,462	$377	$28	$31,723

Ending Balance, December 31, 2015
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,623	20,356	7,877	1,462	377	28	31,723

Loans Receivable

At December 31, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, December 31, 2015	$379,687	$1,500,305	$573,601	$445,766	$156,631	$4,846	$3,060,836

Ending Balance, December 31, 2015
Individually evaluated for impairment	$893	$5,616	$—	$587	$51	$—	$7,147
Purchased Credit Impaired Loans	863	4,669	1,341	338	512	—	7,723
Collectively evaluated for impairment	377,931	1,490,020	572,260	444,841	156,068	4,846	3,045,966

The accounting policy related to the allowance for loan losses is considered a critical accounting policy given the level of estimation, judgment and uncertainty in evaluating the levels of the allowance required for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment and uncertainty can have on the consolidated financial results.

The Company’s ongoing credit quality management process relies on a system of activities to assess and evaluate various factors that impact the estimation of the allowance for loan losses.  These factors include, but are not limited to; current economic conditions; loan concentrations, collateral adequacy and value; past loss experience for particular types of loans; size, composition and nature of loans; migration of loans through our loan rating methodology; trends in charge-offs and recoveries.  This process also contemplates a disciplined approach to managing and monitoring credit exposures to ensure that the structure and pricing of credit remains consistent with the Company’s assessment of risk.  The loan officer has frequent contact with the borrower and is a key player in the credit management process and must develop and diligently practice sound credit management skills and habits to ensure effectiveness.  Under the direction of the Company’s loan committee and the chief credit officer, the credit risk management function works with the loan officers and other groups within the Company to monitor the loan portfolio, maintain the watch list, and compile the analysis necessary to determine the allowance for loan losses.

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

The following tables report the Company’s nonaccrual and past due loans at June 30, 2016 and December 31, 2015.  In addition, the credit quality of the loan portfolio is provided as of June 30, 2016 and December 31, 2015.

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At June 30, 2016

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$—	$—	$339,537	$339,537	$—	$—

Real estate - commercial
Owner occupied	—	—	—	—	375,631	375,631	—	—
Non-owner occupied	—	—	—	—	1,160,762	1,160,762	—	—

Real estate - construction
Residential	—	—	—	—	241,895	241,895	—	—
Commercial	—	—	—	—	329,558	329,558	—	—

Real estate - residential
Single family	—	—	—	—	215,486	215,486	—	—
Multi-family	—	—	—	—	239,303	239,303	—	—

Home equity lines	734	—	41	775	158,697	159,472	41	—

Consumer
Installment	1	—	—	1	4,525	4,526	—	—
Credit cards	1	—	—	1	476	477	—	—
	$736	$—	$41	$777	$3,065,870	$3,066,647	$41	$—

Nonaccrual and Past Due Loans - Acquired Loan Portfolio

At June 30, 2016

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$—	$—	$10,976	10,976	$—	$—

Real estate - commercial
Owner occupied	—	—	—	—	34,141	34,141	—	—
Non-owner occupied	—	—	—	—	39,574	39,574	—	—

Real estate - construction
Residential	—	—	—	—	744	744	—	—
Commercial	—	—	—	—	485	485	—	—

Real estate - residential
Single family	—	—		—	5,952	5,952	—	—
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	1,985	1,985	—	—

Consumer
Installment	—	—	—	—	476	476	—	—
Credit cards	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$94,333	$94,333	$—	$—

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At December 31, 2015

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$58	$58	$366,491	366,549	$—	$58

Real estate - commercial
Owner occupied	—	—	—	—	360,287	360,287	—	—
Non-owner occupied	—	—	—	—	1,061,689	1,061,689	—	—

Real estate - construction
Residential	—	—	—	—	257,679	257,679	—	—
Commercial	—	—	—	—	314,581	314,581	—	—

Real estate - residential
Single family	351	587	—	938	250,063	251,001	—	—
Multi-family	—	—	—	—	188,345	188,345	—	—

Home equity lines	—	—	51	51	153,711	153,762	—	51

Consumer
Installment	—	—	—	—	3,830	3,830	—	—
Credit cards	—	—	—	—	448	448	—	—
	$351	$587	$109	$1,047	$2,957,124	$2,958,171	$—	$109

Nonaccrual and Past Due Loans - Acquired Loan Portfolio

At December 31, 2015

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$342	$342	$12,796	13,138	$—	$342

Real estate - commercial
Owner occupied	—	—	—	—	37,450	37,450	—	—
Non-owner occupied	—	—	—	—	40,879	40,879	—	—

Real estate - construction
Residential	—	—	—	—	811	811	—	—
Commercial	—	—	—	—	530	530	—	—

Real estate - residential
Single family	—	—		—	6,420	6,420	—	—
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	2,869	2,869	—	—

Consumer
Installment	—	—	—	—	568	568	—	—
Credit cards	—	—	—	—	—	—	—	—
	$—	$—	$342	$342	$102,323	$102,665	$—	$342

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of June 30, 2016 and December 31, 2015, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

Impaired Loans — Originated Loan Portfolio

At June 30, 2016

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Recorded Investment
With no related allowance:
Commercial and industrial	$665	$665	$—	$2	$769
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	2,015	2,434	—	2	3,223
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate - residential
Single family	—	—	—	—	196
Multi-family	—	—	—	—	—
Home equity lines	676	676	—	6	256
Consumer	—	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate - residential
Single family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

By segment total:
Commercial and industrial	$665	$665	$—	$2	$769
Real estate - commercial	2,015	2,434	—	2	3,223
Real estate - construction	—	—	—	—	—
Real estate - residential	—	—	—	—	196
Home equity lines	676	676	—	6	256
Consumer	—	—	—	—	—
Total	$3,356	$3,775	$—	$10	$4,444

Impaired Loans — Acquired Loan Portfolio

At June 30, 2016

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Recorded Investment
With no related allowance:
Commercial and industrial	$—	$—	$—	$—	$114
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	63
Real estate - construction
Residential	744	895	—	6	495
Commercial	485	621	—	4	499
Real estate - residential
Single family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate - residential
Single family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

By segment total:
Commercial and industrial	$—	$—	$—	$—	$114
Real estate - commercial	—	—	—	—	63
Real estate - construction	1,229	1,516	—	10	994
Real estate - residential	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,229	$1,516	$—	$10	$1,171

Impaired Loans — Originated Loan Portfolio

At December 31, 2015

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Recorded Investment
With no related allowance:
Commercial and industrial	$893	$916	$—	$1	$1,026
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	5,616	6,461	—	30	2,953
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	125
Real estate - residential
Single family	587	587	—	8	294
Multi-family	—	—	—	—	—
Home equity lines	51	51	—	—	116
Consumer	—	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate - residential
Single family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

By segment total:
Commercial and industrial	$893	$916	$—	$1	$1,026
Real estate - commercial	5,616	6,461	—	30	2,953
Real estate - construction	—	—	—	—	125
Real estate - residential	587	587	—	8	294
Home equity lines	51	51	—	—	116
Consumer	—	—	—	—	—
Total	$7,147	$8,015	$—	$39	$4,514

Impaired Loans — Acquired Loan Portfolio

At December 31, 2015

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Recorded Investment
With no related allowance:
Commercial and industrial	$342	$470	$—	$—	$459
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	190	225	—	1	728
Real estate - construction
Residential	—	—	—	—	—
Commercial	530	627	—	4	685
Real estate - residential
Single family	—	—	—	—	153
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate - residential
Single family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

By segment total:
Commercial and industrial	$342	$470	$—	$—	$459
Real estate - commercial	190	225	—	1	728
Real estate - construction	530	627	—	4	685
Real estate - residential	—	—	—	—	153
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,062	$1,322	$—	$5	$2,025

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

During the three and six months ended June 30, 2016 and 2015, there were no loans modified in a TDR.  At June 30, 2016 and December 31, 2015, the Company had two TDRs totaling $359,000 and $365,000, respectively (both of which are related to one borrower).  Loans reported as TDRs as of June 30, 2016 and December 31, 2015 are not on nonaccrual.  While the borrower is having financial difficulty, the borrower has not missed a scheduled payment under the terms of the loan agreement.  The Company did not place these TDRs on nonaccrual as the only concession granted to the borrower was an extension of the maturity date to provide the borrower additional time needed to sell the collateral associated with these two loans.

At June 30, 2016, these loans are performing as expected post-modification. There were no acquired loans classified as TDRs.  For restructured loans in the portfolio, the Company had no loan loss reserves at June 30, 2016 and December 31, 2015, respectively.  There were no outstanding commitments to advance additional funds to customer relationships whose loans had been restructured as of June 30, 2016 and December 31, 2015.

Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default.  For the three and six months ended June 30, 2016 and 2015, there were no loans modified during the previous 12 months that defaulted during the period.

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, other loans especially mentioned (OLEM), substandard, doubtful and loss.  OLEM are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the Bank’s credit position at some future date.  These loans may not show problems as yet due to the borrower’s apparent ability to service the debt, but special circumstances surround the loans of which the Bank’s management should be aware.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated OLEM, substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment at June 30, 2016 and December 31, 2015.

Internal Risk Rating Grades - Originated Loan Portfolio

At June 30, 2016

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$338,408	$464	$665	$—	$—

Real estate - commercial
Owner occupied	375,631	—	—	—	—
Non-owner occupied	1,158,370	377	2,015	—	—

Real estate - construction
Residential	241,895	—	—	—	—
Commercial	325,226	4,332	—	—	—

Real estate - residential
Single family	215,486	—	—	—	—
Multi-family	239,303	—	—	—	—

Home equity lines	158,697	99	676	—	—

Consumer
Installment	4,525	1	—	—	—
Credit cards	476	1	—	—	—
Total Loans Receivable	$3,058,017	$5,274	$3,356	$—	$—

Internal Risk Rating Grades - Acquired Loan Portfolio

At June 30, 2016

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$10,939	$37	$—	$—	$—

Real estate - commercial
Owner occupied	34,141	—	—	—	—
Non-owner occupied	30,679	8,895	—	—	—

Real estate - construction
Residential	—	—	744	—	—
Commercial	—	—	485	—	—

Real estate - residential
Single family	5,952	—	—	—	—
Multi-family	—	—	—	—	—

Home equity lines	1,985	—	—	—	—

Consumer
Installment	476	—	—	—	—
Credit cards	—	—	—	—	—
Total Loans Receivable	$84,172	$8,932	$1,229	$—	$—

Internal Risk Rating Grades - Originated Loan Portfolio

At December 31, 2015

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$364,932	$724	$893	$—	$—

Real estate - commercial
Owner occupied	360,287	—	—	—	—
Non-owner occupied	1,058,293	3,396	—	—	—

Real estate - construction
Residential	257,679	—	—	—	—
Commercial	304,580	4,385	5,616	—	—

Real estate - residential
Single family	250,063	351	587	—	—
Multi-family	188,345	—	—	—	—

Home equity lines	153,711	—	51	—	—

Consumer
Installment	3,830	—	—	—	—
Credit cards	448	—	—	—	—
Total Loans Receivable	$2,942,168	$8,856	$7,147	$—	$—

Internal Risk Rating Grades - Acquired Loan Portfolio

At December 31, 2015

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$12,744	$52	$342	$—	$—

Real estate - commercial
Owner occupied	37,450	—	—	—	—
Non-owner occupied	35,430	5,259	190	—	—

Real estate - construction
Residential	811	—	—	—	—
Commercial	—	—	530	—	—

Real estate - residential
Single family	6,420	—	—	—	—
Multi-family	—	—	—	—	—

Home equity lines	2,869	—	—	—	—

Consumer
Installment	568	—	—	—	—
Credit cards	—	—	—	—	—
Total Loans Receivable	$96,292	$5,311	$1,062	$—	$—

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

The Company sells mortgage loans on either a best efforts or mandatory delivery basis.  For those loans selected to be sold under best efforts delivery, at the closing of the loan, the rate lock commitment derivative expires and the Company records a loan held for sale at lower of cost or fair value and continues to be obligated under the same forward loan sales contract entered into at inception of the rate lock commitment.  On the date the mortgage loan closes, the anticipated future sales proceeds from loan held for sale is designated as the hedged item in a cash flow hedge relationship and the forward loan sale commitment or mortgage-backed security position is designated as the hedging instrument.

For loans sold on a mandatory delivery basis, the Company enters into a trade of mortgage-backed securities (the “residual hedge”) to mitigate the effect of interest rate risk.  Both the rate lock commitment under mandatory delivery and the residual hedge are recorded at fair value through earnings and are not designated as accounting hedges.  At the closing of the mandatory delivery loan, the loan commitment derivative expires and the Company records a loan held for sale at fair value. The Company closes out of the trading mortgage-backed securities assigned within the residual hedge and replaces the securities with a forward sales contract once a price has been accepted by an investor and recorded at fair value.

At June 30, 2016, accumulated other comprehensive income included an unrealized loss, net of tax, of $729,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge. Loans held for sale are generally sold within thirty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at June 30, 2016 which is related to the Company’s cash flow hedges will be recognized in earnings during the third quarter of 2016. For the three and six months ended June 30, 2016 and 2015, the Company recognized minimal amounts due to cash flow hedge ineffectiveness.  For the three and six months ended June 30, 2016, the Company recognized net gains of $1.0 million and $425,000, respectively, related to the fair values of the rate lock commitments and loans held for sale under mandatory delivery net of losses related to the residual hedge.

At June 30, 2016, the Company had $426.6 million in residential mortgage rate lock commitments and associated forward loan sales and mortgage-backed securities in the residual hedge, and $178.2 million in forward loan sales associated with $456.4 million of loans that had closed and were presented as held for sale.

Note 8

Fair Value of Derivative Instruments and Hedging Activities

The Company sells mortgage loans on either a best efforts or mandatory delivery basis.  For those loans selected to be sold under best efforts delivery, at the closing of the loan, the rate lock commitment derivative expires and the Company records a loan held for sale at lower of cost or fair value and continues to be obligated under the same forward loan sales contract entered into at inception of the rate lock commitment.  On the date the mortgage loan closes, the anticipated future sales proceeds from the loan held for sale is designated as the hedged item in a cash flow hedge relationship and the forward loan sale commitment is designated as the hedging instrument.

For loans sold on a mandatory basis, the Company enters into a trade of mortgage-backed securities (the “residual hedge”) to mitigate the effect of interest rate risk.  Both the rate lock commitment under mandatory delivery and the residual hedge are recorded at fair value through earnings and are not designated as accounting hedges.  At the closing of the mandatory delivery loan, the loan commitment derivative expires and the Company records a loan held for sale at fair value. The Company closes out of the trading mortgage-backed securities assigned within the residual hedge and replaces the securities with a forward sales contract once a price has been accepted by an investor and recorded at fair value.

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at June 30, 2016 and December 31, 2015.  In addition, the gains and losses related to these derivative instruments is provided for the three and six months ended June 30, 2016 and 2015.

Derivative Instruments and Hedging Activities

At June 30, 2016

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Instruments Designated Within a Hedging Relationship
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$5	Accrued Interest Payable and Other Liabilities	$1,138
Total Designated Instruments		5		1,138

Derivatives Instruments Not Designated Within a Hedging Relationship
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$86	Accrued Interest Payable and Other Liabilities	$2,704
TBA mortgage-backed securities	Accrued Interest Receivable and Other Assets	—	Accrued Interest Payable and Other Liabilities	4,112
Interest Rate Lock Commitments	Accrued Interest Receivable and Other Assets	30,438	Accrued Interest Payable and Other Liabilities	86
Total Undesignated Instruments		30,524		6,902

Total Derivatives		$30,529		$8,040

Derivative Instruments and Hedging Activities

At December 31, 2015

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Instruments Designated Within a Hedging Relationship
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$1,569	Accrued Interest Payable and Other Liabilities	$1,419
Interest Rate Lock Commitments	Accrued Interest Receivable and Other Assets	416	Accrued Interest Payable and Other Liabilities	477
Total Designated Instruments		1,985		1,896

Derivatives Instruments Not Designated Within a Hedging Relationship
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$16,784	Accrued Interest Payable and Other Liabilities	$168
TBA mortgage-backed securities	Accrued Interest Receivable and Other Assets	64	Accrued Interest Payable and Other Liabilities	181
Interest Rate Lock Commitments	Accrued Interest Receivable and Other Assets	313	Accrued Interest Payable and Other Liabilities	213
Total Undesignated Instruments		17,161		562

Total Derivatives		$19,146		$2,458

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended June 30, 2016

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$201	Other Income	$159	Other Income	$—
Total	$201		$159		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitment	$30,352	Realized and unrealized gains on mortgage banking activities
TBA mortgage-backed securities	(4,112)	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(2,618)	Other Income
Total	$23,622

Impact of Derivative Instruments on the Statement of Income

For the Six Months Ended June 30, 2016

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$(249)	Other Income	$(373)	Other Income	$—
Total	$(249)		$(373)		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitment	$52,806	Realized and unrealized gains on mortgage banking activities
TBA mortgage-backed securities	(4,112)	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(3,532)	Other Income
Total	$45,162

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended June 30, 2015

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$300	Other Income	$8,629	Other Income	$—
Total	$300		$8,629		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Rate Lock Commitment	$20,485	Realized and unrealized gains on mortgage banking activities

Forward Loan Sales Commitments	1,063	Other Income
Rate Lock Commitments	(1,063)	Other Income
Total	$20,485

Impact of Derivative Instruments on the Statement of Income

For the Six Months Ended June 30, 2015

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$55	Other Income	$9,336	Other Income	$—
Total	$55		$9,336		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Rate Lock Commitment	$39,997	Realized and unrealized gains on mortgage banking activities

Forward Loan Sales Commitments	(993)	Other Income
Rate Lock Commitments	993	Other Income
Total	$39,997

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the Company’s statement of condition:

Mortgage Banking Derivatives

At June 30, 2016

(in thousands)

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$11,275	$91	Accrued Interest Payable and Other Liabilities	$184,112	$3,842
Interest Rate Lock Commitments	Accrued Interest Receivable and Other Assets	390,545	30,438	Accrued Interest Payable and Other Liabilities	36,055	86
TBA mortgage-backed securities	Accrued Interest Receivable and Other Assets	—	—	Accrued Interest Payable and Other Liabilities	405,500	4,112
		$401,820	$30,529		$625,667	$8,040

Note 9

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at June 30, 2016 is as follows:

	Commercial Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2015	$3,080	$1,511	$1,781	$1,781	$4,861	$3,292
2016 activity:
Amortization	—	314	—	—	—	314
Balance at June 30, 2016	$3,080	$1,825	$1,781	$1,781	$4,861	$3,606

The aggregate amortization expense was $152,000 and $188,000 for three months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015, the aggregate amortization expense was $314,000 and $385,000, respectively.   The estimated amortization expense for the next five years and thereafter is as follows:

(In thousands)
2016 (June – December)	$281
2017	454
2018	313
2019	172
2020	35

The carrying amount of goodwill at June 30, 2016 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2015	$24,887	$10,120	$35,007
Activity: None	—	—	—
Balance at June 30, 2016	$24,887	$10,120	$35,007

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at June 30, 2016 are collateralized.

Commitments to extend credit of $1.1 billion primarily have floating rates as of June 30, 2016.  At June 30, 2016, standby letters of credit were $30.6 million. In addition, commitments to extend credit of $458.6 million as of June 30, 2016 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $0 and $500,000 as of June 30, 2016 and December 31, 2015, respectively.

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

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date.  In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage companies.  All borrowers are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery.  As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 1 category.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  Both rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings.  These valuations fall into a Level 2 category.

The Company sells certain residential mortgage loans on a mandatory delivery basis.  These loans are recorded at fair value which is measured using valuations from investors for loans with similar characteristics which is then adjusted for the Company’s actual sales experience versus the investor’s indicated pricing.  These valuations fall into the Level 2 category.

There were no significant transfers between Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the six months ended June 30, 2016.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are shown below:

At June 30, 2016

(In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$46,238	$—	$46,238	$—
Mortgage-backed securities	168,804	—	168,804	—
Municipal securities	187,480	—	187,480	—
Total investment securities available-for-sale	402,522	—	402,522	—
Investment securities — trading	6,489	—	6,489	—
Loans held for sale	225,776	—	225,776	—
Bank-owned life insurance	33,213	—	33,213	—
Derivative asset - rate lock and forward loan sales commitments	27,154	—	27,154	—
Derivative asset — interest rate lock commitments	3,375	—	3,375	—
Derivative liability - rate lock and forward loan sales commitments	3,918	—	3,918	—
Derivative liability — interest rate lock commitments	10	—	10	—
Derivative liability — TBA mortgage-backed securities	4,112	4,112	—	—

At December 31, 2015

(In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$72,905	$—	$72,905	$—
Mortgage-backed securities	162,724	—	162,724	—
Municipal securities	178,448	—	178,448	—
Total investment securities available-for-sale	414,077	—	414,077	—
Investment securities — trading	5,881	—	5,881	—
Bank-owned life insurance	32,978	—	32,978	—
Derivative asset - rate lock and forward loan sales commitments	18,353	—	18,353	—
Derivative asset — interest rate lock commitments	729	—	729	—
Derivative asset — TBA mortgage-backed securities	64	64	—	—
Derivative liability - rate lock and forward loan sales commitments	1,587	—	1,587	—
Derivative liability — interest rate lock commitments	690	—	690	—
Derivative liability — TBA mortgage-backed securities	181	181	—	—

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s loans receivable — evaluated for impairment and other real estate owned. Neither was measured at fair value at June 30, 2016 or December 31, 2015.

In addition, loans held for sale that are delivered on a best efforts basis are recorded at the lower of cost or fair value.  Loans held for sale with fair values less than cost are measured at fair value on a nonrecurring basis.  Fair value for fixed rate residential mortgages is based upon the pricing of similar coupon mortgage-backed securities and for adjustable rate loans the Company uses investor indicated pricing.  Loans held for sale that are measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015 were $1.7 million and $335,000, respectively.

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

Loans Held for Sale

Loans held for sale that are sold under best efforts delivery are carried at the lower of cost or estimated fair value.  The estimated fair value is based upon the related purchase price commitments from secondary market investors.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring or nonrecurring basis disclosed elsewhere in this note at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,562	$35,562	$35,562	$—	$—
Investment securities held-to-maturity and other investments	21,932	21,624	—	21,624	—
Loans held for sale	228,895	235,156	—	235,156	—
Loans receivable, net	3,123,887	3,156,950	—	2,291	3,154,659
Accrued interest receivable	10,586	10,586	10,586	—	—
Financial liabilities:
Demand deposits	$710,318	$710,318	$710,318	$—	$—
Interest checking	437,724	437,724	437,724	—	—
Money market and statement savings	764,755	764,755	764,755	—	—
Certificates of deposit	1,332,009	1,332,672	—	1,332,672	—
Other borrowed funds	450,696	457,519	—	457,519	—
Accrued interest payable	925	925	925	—	—

	December 31, 2015
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,337	$39,337	$39,337	$—	$—
Investment securities held-to-maturity and other investments	24,803	24,278	—	20,970	3,308
Loans held for sale	383,768	383,768	—	383,768	—
Loans receivable, net	3,024,587	3,005,260	—	707	3,004,553
Accrued interest receivable	10,633	10,633	10,633	—	—
Financial liabilities:
Demand deposits	$657,398	$657,398	$657,398	$—	$—
Interest checking	451,545	451,545	451,545	—	—
Money market and statement savings	740,372	740,372	740,372	—	—
Certificates of deposit	1,183,456	1,185,188	—	1,185,188	—
Other borrowed funds	537,965	540,755	—	540,755	—
Accrued interest payable	1,266	1,266	1,266	—	—

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2016 and December 31, 2015 and the results of our operations for the three and six months ended June 30, 2016 and 2015. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, accounting for purchased credit-impaired loans, the fair value measurements of certain assets and liabilities, accounting for economic hedging activities, and accounting for impairment testing of goodwill.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of UFBC, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).  At June 30, 2016, there was no reserve for impairment of PCI loans within our allowance for loan losses.

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

We also fair value our interest rate lock commitments, forward loan sales commitments, and mortgage-backed securities used to hedge our interest rate lock commitments and certain loans held for sale.  The fair value of our interest rate lock commitments considers the expected premium (discount) to par and we apply certain fallout rates for those rate lock commitments for which we do not close a mortgage loan.  In addition, we calculate the effects of the changes in interest rates from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices for fixed rate loan products and investor indicated pricing for adjustable rate products.  The fair value of the forward sales contracts to investors and mortgage-backed securities considers the market price movement of the same type of security between the trade date and the balance sheet date.

We sell mortgage loans on either a best efforts or mandatory delivery basis.  Loans held for sale that are delivered on a best efforts basis are recorded at the lower of cost or fair value.  For loans sold on a mandatory delivery basis, we have elected to record these loans at fair value using valuations from investors for loans with similar characteristics which is then adjusted for GMM’s actual sales experience versus the investor’s indicated pricing.

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

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into either a forward loan sales contract under best efforts or a trade of mortgage —backed securities for mandatory delivery (the “residual hedge”). During the rate lock commitment period, these forward loan sales contracts and the residual hedge are marked to market through earnings and are not designated as accounting hedges. Exclusive of the fair value elements of the rate lock commitment related to servicing and the wholesale and retail rate spread, the changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and residual hedge generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and we record a loan held for sale and continue to be obligated under the same forward loan sales contract under best efforts.  Loans held for sale that are delivered on a best efforts basis are recorded at the lower of cost or fair value.  For mandatory delivery, we close out of the trading mortgage-backed securities assigned within the residual hedge and replace them with a forward sales contract once a price has been accepted by an investor.  For loans sold on a mandatory delivery basis, we have elected to record these loans at fair value using valuations from investors for loans with similar characteristics which is then adjusted for GMM’s actual sales experience versus the investor’s indicated pricing.

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

During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

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

Our credit quality continues to remain strong.  At June 30, 2016, we had no loans on nonaccrual and $41,000 of loans contractually past due 90 days or more as to principal or interest and still accruing.  We recorded annualized net recoveries of 0.02% of our average loans receivable for the quarter ended June 30, 2016.

Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $3.8 million in par value of pooled trust preferred securities, which are below book value as of June 30, 2016 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.

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

Statements of Income

General

For the three months ended June 30, 2016 and 2015, we reported net income of $14.1 million and $13.4 million, respectively, an increase of $722,000, or 5%.  Net interest income after the provision for loan losses increased $3.6 million to $31.1 million for the three months ended June 30, 2016 compared to $27.5 million for the three months ended June 30, 2015.  Provision for loan losses recorded for the three months ended June 30, 2016 was $430,000, compared to provision expense of $1.4 million for the same period of 2015.  Noninterest income for the three months ended June 30, 2016 and 2015 was $20.5 million and $15.7 million, respectively, an increase of $4.8 million.  This increase was primarily due to an increase in realized and unrealized gains on mortgage banking activities of $4.2 million and gains on sales of investment securities available-for-sale of $3.6 million for the second quarter of 2016 compared to the same 2015 period (which included a $3.0 million litigation settlement).  For the three months ended June 30, 2016, noninterest expense increased to $30.1 million, compared to $22.9 million for the same period of 2015.  The increase in noninterest expense is partially attributable to an increase in salary and benefits expense, a result of an increase in the variable components of our compensation and additional staffing on both the sales and operational areas of the Company over the past year as a result of our continued growth and increased regulatory environment. In addition, we extinguished $95.0 million of FHLB advances which had prepayment penalties of $3.6 million for the three months ended June 30, 2016.

During the second quarter of 2016, we executed a balance sheet restructuring which we expect to enhance net interest income.  As a result of the restructuring, we incurred $3.6 million of prepayment penalties related to extinguishment of FHLB advances totaling $95 million.  As part of the restructuring, we sold $50 million in investment securities available-for-sale and recorded gains of $3.6 million.  This restructuring had minimal impact on interest rate risk and no impact to regulatory capital ratios.

For the three months ended June 30, 2016, basic and diluted earnings per common share were $0.43 and $0.42, respectively.  Basic and diluted earnings per common share for the three months ended June 30, 2015 were $0.41 and $0.40, respectively.  Weighted average fully diluted shares outstanding for the three months ended June 30, 2016 and 2015 were 33,569,058 and 33,207,329, respectively.

Return on average assets for the three months ended June 30, 2016 and 2015 was 1.39% and 1.48%, respectively. Return on average equity for the three months ended June 30, 2016 and 2015 was 12.92% and 13.36%, respectively.

For the six months ended June 30, 2016 and 2015, we reported net income of $27.2 million and $27.1 million, respectively.  Net interest income after the provision for loan losses increased $6.7 million to $61.5 million for the six months ended June 30, 2016 compared to $54.8 million for the six months ended June 30, 2015.  Provision for loan losses recorded for the six months ended June 30, 2016 was $680,000, compared to provision expense of $1.5 million for the same period of 2015.  Noninterest income for the six months ended June 30, 2016 and 2015 was $35.8 million and $33.3 million, respectively, an increase of $2.4 million.  This increase was primarily due to an increase in realized and unrealized gains on mortgage banking activities of $2.2 million for 2016 compared to the same 2015 period.  For the six months ended June 30, 2016, noninterest expense increased to $56.4 million, compared to $47.1 million for the same period of 2015.  The increase in noninterest expense is primarily attributable to an increase in salary and benefits expense, a result of an increase in the variable components of our compensation and additional staffing on both the sales and operational areas of the Company over the past year as a result of our continued growth and increased regulatory environment.  In addition, the 2016 period included the aforementioned prepayment penalty on extinguishment of debt of $3.6 million.  The 2015 period did not have any debt extinguishment losses.

For the six months ended June 30, 2016, basic and diluted earnings per common share were $0.82 and $0.81, respectively.  Basic and diluted earnings per common share for the six months ended June 30, 2015 were $0.83 and $0.82, respectively.  Weighted average fully diluted shares outstanding for the six months ended June 30, 2016 and 2015 were 33,499,462 and 33,132,076, respectively.

Return on average assets for the six months ended June 30, 2016 and 2015 was 1.35% and 1.55%, respectively. Return on average equity for the six months ended June 30, 2016 and 2015 was 12.63% and 13.74%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management services.

Net income attributable to the commercial banking segment for the three months ended June 30, 2016 was $10.8 million compared to net income of $9.7 million for the three months ended June 30, 2015.  Net interest income increased $3.1 million to $31.4 million for the three months ended June 30, 2016, compared to $28.4 million for the same period of 2015.  Provision for loan losses was $430,000 for the three months ended June 30, 2016 compared to a provision of $1.4 million for the same period of 2015.  Noninterest income increased to $4.7 million for the three months ended June 30, 2016 compared to $1.3 million for the three months ended June 30, 2015, as a result of gains recorded for the sales of investment securities available-for-sale of $3.6 million during the second quarter of 2016.  Noninterest expense was $19.5 million for the three months ended June 30, 2016, compared to $13.7 million for the same period of 2015.  The increase in noninterest expense was primarily attributable to increases in staffing and the variable component of our compensation at the Bank in addition to the aforementioned debt extinguishment penalty of $3.6 million.

Net income attributable to the commercial banking segment for the six months ended June 30, 2016 was $21.0 million compared to net income of $18.6 million for the six months ended June 30, 2015.  Net interest income increased $6.5 million to $62.0 million for the six months ended June 30, 2016, compared to $55.5 million for the same period of

2015.  Provision for loan losses was $680,000 for the six months ended June 30, 2016 compared to a provision of $1.5 million for the same period of 2015.  Noninterest income increased to $5.9 million for the six months ended June 30, 2016 compared to $2.6 million for the six months ended June 30, 2015, as a result of gains recorded for the sales of investment securities available-for-sale of $3.6 million during the second quarter of 2016.  Noninterest expense was $36.0 million for the six months ended June 30, 2016, compared to $28.9 million for the same period of 2015.  The increase in noninterest expense was primarily attributable to increases in staffing and the variable component of our compensation at the Bank in addition to the aforementioned debt extinguishment penalty of $3.6 million.

The mortgage banking segment reported net income of $4.0 million for the three months ended June 30, 2016 compared to net income of $2.4 million for the three months ended June 30, 2015.  Realized and unrealized gains associated with the fair value of commitments and loans held for sale increased to $15.3 million for the three months ended June 30, 2016 compared to $11.1 million for the same period of 2015, a result of an increase in the volume of loans sold.  Noninterest expense increased $1.4 to $9.4 million for the three months ended June 30, 2016 compared to $8.0 million for the same period of 2015.

The mortgage banking segment reported net income of $7.5 million for the six months ended June 30, 2016 compared to net income of $8.4 million for the six months ended June 30, 2015.  Realized and unrealized gains associated with the fair value of commitments and loans held for sale increased to $29.4 million for the six months ended June 30, 2016 compared to $27.3 million for the same period of 2015, a result of an increase in the volume of loans sold.  Noninterest expense increased $3.0 million to $18.3 million for the six months ended June 30, 2016 compared to $15.3 million for the same period of 2015.  The increase in non-interest expense is primarily related to expenses attributable to loan volumes (overtime, application processing and closing expenses) in addition to increased personnel expenses related to compliance with the new TILA/RESPA Integrated Disclosure (“TRID”) regulations.

The wealth management services segment, which includes CWS, recorded net income of $52,000 for the three months ended June 30, 2016, compared to net income of $3,000 for the three months ended June 30, 2015.

The wealth management services segment, which includes CWS, recorded net income of $62,000 for the six months ended June 30, 2016, compared to net income of $4,000 for the six months ended June 30, 2015.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. For the three months ended June 30, 2016 and 2015, net interest income was $31.5 million and $28.9 million, respectively.  The yields on our loans receivable portfolio decreased 11 basis points for the three months ended June 30, 2016 compared to the same period of 2015 as a result of the low interest rate environment.  The yield on our loans held for sale portfolio decreased 6 basis points, which is again due to the low interest rate environment.  The yields of our interest-bearing deposits increased 3 basis points as we have increased rates on certain savings and certificates of deposit products to remain competitive in our market.  However, to offset this slight increase, we have reduced our rates on our interest checking products and costs related to other borrowed funds.  Other borrowed funds costs decreased by 25 basis points primarily due to a restructuring of a portion of our fixed rate FHLB advance portfolio during February 2015.  This restructuring reduced our FHLB advance funding costs from 3.33% to 2.80%.  In addition, we completed a balance sheet restructuring during the second quarter of 2016 to help further reduce our funding costs. This restructuring is expected to positively impact net interest margin by approximately 0.06% annualized beginning during the third quarter of 2016.

Our net interest margin, on a tax-equivalent basis, which is calculated as net interest income divided by average interest earning assets, was 3.33% and 3.41% for the three months ended June 30, 2016 and 2015, respectively.  Our net interest margin decreased as a result of the decrease in yield on our interest-earning assets due to the low interest rate environment.

Interest income on loans receivable increased $3.3 million to $31.3 million for the three months ended June 30, 2016 compared to $28.0 million for the same three month period of 2015.  The increase in interest income on loans receivable is primarily a result of the increase in the volume of the loans receivable portfolio.  Interest income on loans held for sale was $3.4 million for the three months ended June 30, 2016 and $3.9 million for the same period of 2015.

Interest income on investment securities increased $491,000 to $3.2 million for the three months ended June 30, 2016 compared to $2.8 million for the three months ended June 30, 2015. The increase in interest income in our investment securities portfolio is attributable to purchases of securities that occurred during the third and fourth quarters of 2015.

Total interest expense increased $686,000 to $6.5 million for the three months ended June 30, 2016 compared to $5.8 million for the same period of 2015.  The increase is primarily attributable to the increase in deposits, specifically certificates of deposit, over the past year.

For the six months ended June 30, 2016 and 2015, net interest income was $62.2 million and $56.3 million, respectively.  The yields on our loans receivable portfolio decreased 14 basis points for the six months ended June 30, 2016 compared to the same period of 2015 as a result of the low interest rate environment.  The yields of our interest-bearing deposits increased 4 basis points as we have increased rates on certain savings and certificates of deposit products to remain competitive in our market, offset by reducing our rates on our interest checking products and costs related to other borrowed funds.  Other borrowed funds costs decreased by 32 basis points primarily due to the aforementioned restructuring of our FHLB advance portfolio in 2015 and 2016.

Our net interest margin, on a tax-equivalent basis, was 3.31% and 3.42% for the six months ended June 30, 2016 and 2015, respectively.  Our net interest margin decreased as a result of the decrease in yield on our interest-earning assets due to the low interest rate environment.

Interest income on loans receivable increased $6.9 million to $62.4 million for the six months ended June 30, 2016 compared to $55.5 million for the same six month period of 2015.  The increase in interest income on loans receivable is primarily a result of the increase in the volume of the loans receivable portfolio.  Interest income on loans held for sale was $6.3 million for the six months ended June 30, 2016 and $6.4 million for the same period of 2015.

Interest income on investment securities increased $969,000 to $6.6 million for the six months ended June 30, 2016 compared to $5.6 million for the six months ended June 30, 2015. The increase in interest income in our investment securities portfolio is attributable to purchases of securities that occurred during the third and fourth quarters of 2015.

Total interest expense increased $2.0 million to $13.2 million for the six months ended June 30, 2016 compared to $11.2 million for the same period of 2015.  The increase is primarily attributable to the increase in deposits, specifically certificates of deposit, over the past year.

The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended June 30, 2016, 2015 and 2014

(In thousands)

	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$258,678	$2,418	3.74%	$281,357	$2,624	3.62%	$275,984	$3,110	4.51%
Commercial and industrial - tax exempt	103,221	729	2.82%	72,567	453	2.50%	18,644	54	1.17%
Real estate - commercial	1,563,089	17,062	4.37%	1,269,520	14,032	4.42%	1,175,020	13,071	4.35%
Real estate - construction	556,939	6,082	4.37%	515,073	6,119	4.75%	416,671	5,319	5.10%
Real estate - residential	448,453	3,998	3.57%	396,447	3,733	3.77%	320,339	3,210	4.00%
Home equity lines	160,303	1,286	3.23%	139,748	1,102	3.16%	115,719	1,094	3.83%
Consumer	5,239	64	4.91%	5,128	76	5.94%	4,926	77	6.18%
Total loans	3,095,922	31,639	4.09%	2,679,841	28,139	4.20%	2,327,303	25,935	4.42%

Loans held for sale	365,520	3,388	3.71%	412,083	3,886	3.77%	313,376	3,296	4.21%
Investment securities	400,085	3,817	3.82%	333,583	3,091	3.71%	349,519	3,459	3.96%
Federal funds sold	33,435	37	0.45%	26,305	12	0.19%	17,617	9	0.21%

Total interest-earning assets and interest income (2)	3,894,962	38,881	3.99%	3,451,812	35,128	4.07%	3,007,815	32,699	4.32%

Noninterest-earning assets:
Cash and due from banks	21,899			21,845			20,768
Premises and equipment, net	24,642			25,013			26,629
Goodwill and other intangibles, net	36,333			37,039			37,318
Accrued interest and other assets	119,723			108,404			95,457
Allowance for loan losses	(32,702)			(29,432)			(29,446)
Total assets	$4,064,857			$3,614,681			$3,158,541

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	445,991	397	0.36%	428,937	519	0.49%	433,175	546	0.51%
Money markets	438,863	398	0.36%	378,268	312	0.33%	325,786	255	0.31%
Statement savings	315,804	331	0.43%	272,319	234	0.34%	254,254	176	0.28%
Certificates of deposit	773,053	2,363	1.23%	668,822	2,036	1.22%	535,855	1,441	1.08%
Brokered certificates of deposit	454,152	1,053	0.93%	440,569	802	0.73%	294,048	588	0.81%
Total interest - bearing deposits	2,427,863	4,542	0.75%	2,188,915	3,903	0.72%	1,843,118	3,006	0.66%

Other borrowed funds	456,044	1,915	1.69%	386,872	1,868	1.94%	373,306	2,219	2.41%

Total interest-bearing liabilities and interest expense	2,883,907	6,457	0.90%	2,575,787	5,771	0.90%	2,216,424	5,225	0.96%

Noninterest-bearing liabilities:
Demand deposits	698,123			596,892			549,605
Other liabilities	46,193			41,572			30,440
Common shareholders’ equity	436,634			400,430			362,072
Total liabilities and shareholders’ equity	$4,064,857			$3,614,681			$3,158,541

Net interest income and net interest margin (2)		$32,424	3.33%		$29,357	3.41%		$27,474	3.63%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of of 36% for 2016 and 35% for 2015.

Rate and Volume Analysis

Three Months Ended June 30, 2016, 2015 and 2014

(In thousands)

	2016 Compared to 2015			2015 Compared to 2014
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$(283)	$77	$(206)	$60	$(546)	$(486)
Commercial and industrial - tax exempt	194	82	276	158	241	399
Real estate - commercial	3,245	(215)	3,030	734	227	961
Real estate - construction	497	(534)	(37)	1,244	(444)	800
Real estate - residential	490	(225)	265	753	(230)	523
Home equity lines	158	26	184	241	(233)	8
Consumer	2	(14)	(12)	2	(3)	(1)
Total loans	4,303	(803)	3,500	3,192	(988)	2,204

Loans held for sale	(439)	(59)	(498)	1,038	(448)	590
Investment securities available-for-sale	616	110	726	(158)	(210)	(368)
Federal funds sold	3	22	25	4	(1)	3
Total interest income (2)	4,483	(730)	3,753	4,076	(1,647)	2,429

Interest expense:

Interest - bearing deposits:

Interest checking	31	(153)	(122)	(6)	(21)	(27)
Money markets	50	36	86	41	16	57
Statement savings	30	67	97	13	45	58
Certificates of deposit	299	28	327	361	234	595
Brokered certificates of deposit	26	225	251	303	(89)	214
Total interest - bearing deposits	436	203	639	712	185	897

Other borrowed funds	332	(285)	47	94	(445)	(351)

Total interest expense	768	(82)	686	806	(260)	546

Net interest income (2)	$3,715	$(648)	$3,067	$3,270	$(1,387)	$1,883

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 36% for 2016 and 35% for 2015.

(3) Changes attributable to rate/volume have been allocated to volume.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Six Months Ended June 30, 2016, 2015 and 2014

(In thousands)

	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$262,516	$4,911	3.74%	$298,405	$5,336	3.56%	$267,306	$6,147	4.60%
Commercial and industrial - tax exempt	104,303	1,467	2.81%	53,539	924	3.45%	9,930	55	1.10%
Real estate - commercial	1,474,348	31,887	4.33%	1,264,283	28,289	4.48%	1,167,100	25,828	4.33%
Real estate - construction	626,766	14,017	4.47%	480,684	11,365	4.73%	406,989	10,147	4.98%
Real estate - residential	444,794	8,051	3.62%	393,773	7,450	3.78%	312,486	6,355	4.06%
Home equity lines	160,272	2,544	3.19%	136,759	2,195	3.24%	115,222	2,117	3.71%
Consumer	5,261	126	4.78%	4,969	142	5.76%	5,691	340	5.70%
Total loans	3,078,260	63,003	4.09%	2,632,412	55,701	4.23%	2,284,724	50,989	4.43%

Loans held for sale	335,087	6,344	3.79%	336,722	6,370	3.78%	265,998	5,773	4.34%
Investment securities	409,865	7,765	3.79%	333,194	6,327	3.80%	357,691	7,042	3.94%
Federal funds sold	44,226	102	0.46%	39,093	40	0.21%	38,338	40	0.21%
Total interest-earning assets and interest income (2)	3,867,438	77,214	3.99%	3,341,421	68,438	4.10%	2,946,751	63,844	4.33%

Noninterest-earning assets:
Cash and due from banks	21,534			21,043			28,258
Premises and equipment, net	24,914			25,110			25,744
Goodwill and other intangibles, net	36,416			37,136			35,084
Accrued interest and other assets	112,708			103,236			104,746
Allowance for loan losses	(32,407)			(29,132)			(29,743)
Total assets	$4,030,603			$3,498,814			$3,110,840

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	451,760	856	0.38%	426,624	1,038	0.49%	426,766	1,080	0.51%
Money markets	445,083	809	0.37%	372,906	600	0.32%	319,257	493	0.31%
Statement savings	308,769	644	0.42%	268,152	431	0.32%	250,929	343	0.28%
Certificates of deposit	778,680	4,751	1.23%	642,953	3,844	1.21%	540,818	2,828	1.05%
Brokered certificates of deposit	426,304	1,954	0.92%	399,564	1,476	0.74%	265,058	1,083	0.82%
Total interest - bearing deposits	2,410,596	9,014	0.75%	2,110,199	7,389	0.71%	1,802,828	5,827	0.65%

Other borrowed funds	471,565	4,175	1.78%	368,702	3,843	2.10%	374,534	4,392	2.36%

Total interest-bearing liabilities and interest expense	2,882,161	13,189	0.92%	2,478,901	11,232	0.91%	2,177,362	10,219	0.95%

Noninterest-bearing liabilities:
Demand deposits	675,778			588,025			534,395
Other liabilities	42,589			37,273			32,473
Common shareholders’ equity	430,075			394,615			366,610
Total liabilities and shareholders’ equity	$4,030,603			$3,498,814			$3,110,840

Net interest income and net interest margin (2)		$64,025	3.31%		$57,206	3.42%		$53,625	3.62%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 36% for 2016 and 35% for 2015.

Rate and Volume Analysis

Six Months Ended June 30, 2016, 2015 and 2014

(In thousands)

	2016 Compared to 2015			2015 Compared to 2014
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$(668)	$243	$(425)	$745	$(1,556)	$(811)
Commercial and industrial - tax exempt	876	(333)	543	239	630	869
Real estate - commercial	4,700	(1,102)	3,598	1,518	943	2,461
Real estate - construction	3,454	(802)	2,652	1,814	(596)	1,218
Real estate - residential	965	(364)	601	1,633	(538)	1,095
Home equity lines	385	(36)	349	403	(325)	78
Consumer	10	(26)	(16)	(200)	2	(198)
Total loans	9,722	(2,420)	7,302	6,152	(1,440)	4,712

Loans held for sale	(31)	5	(26)	1,535	(938)	597
Investment securities available-for-sale	1,456	(18)	1,438	(482)	(233)	(715)
Federal funds sold	8	54	62	(1)	1	(0)

Total interest income (2)	11,155	(2,379)	8,776	7,204	(2,610)	4,594

Interest expense:

Interest - bearing deposits:

Interest checking	58	(240)	(182)	(1)	(41)	(42)
Money markets	95	114	209	83	24	107
Statement savings	67	146	213	38	50	88
Certificates of deposit	813	94	907	509	507	1,016
Brokered certificates of deposit	103	375	478	547	(154)	393
Total interest - bearing deposits	1,136	489	1,625	1,176	386	1,562

Other borrowed funds	1,088	(756)	332	(93)	(456)	(549)

Total interest expense	2,224	(267)	1,957	1,083	(70)	1,013

Net interest income (2)	$8,931	$(2,112)	$6,819	$6,121	$(2,540)	$3,581

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 36% for 2016 and 35% for 2015.

(3) Changes attributable to rate/volume have been allocated to volume.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2016 and 2015 was $430,000 and $1.4 million, respectively.  For the six months ended June 30, 2016 and 2015, provision for loan losses was $680,000 and $1.5 million, respectively.  The decrease in our provision expense during 2016 compared to 2015 is primarily a result of improved credit quality in our loan portfolio.

The allowance for loan losses was $33.0 million at June 30, 2016 and $31.7 million at December 31, 2015. Our allowance for loan losses ratio as a percent of total loans was 1.04% as of June 30, 2016 and December 31, 2015.

During 2016, we recorded charge-offs of $92,000 primarily related to commercial and residential loans.  Recoveries from previously charged-off loans totaled $673,000 for the six months ended June 30, 2016.  During 2016, we received recoveries on three commercial relationships totaling $600,000.  Nonperforming loans at June 30, 2016 and December 31, 2015, were $41,000 and $451,000, respectively. The decrease in nonperforming loans is primarily a result of one nonperforming loan paying off in total during 2016.

A sluggish job market and declining home values could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At June 30, 2016, our commercial real estate (including construction lending) portfolio was 69% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three and Six Months Ended June 30, 2016 and 2015

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance, beginning of the period	$32,407	$28,884	$31,723	$28,275

Provision for loan losses	430	1,356	680	1,486

Loans charged off:
Commercial and industrial	—	(50)	(39)	(53)
Residential	—	—	(51)	—
Consumer	(2)	(51)	(2)	(64)
Total loans charged off	(2)	(101)	(92)	(117)

Recoveries:
Commercial and industrial	136	51	648	536
Residential	13	8	25	18
Consumer	—	—	—	—
Total recoveries	149	59	673	554

Net (charge offs) recoveries	147	(42)	581	437

Ending balance, June 30,	$32,984	$30,198	$32,984	$30,198

	June 30,	June 30,
Loans:	2016	2015
Balance at period end	$3,156,871	$2,795,764
Allowance for loan losses to loans receivable net of fees	1.04%	1.08%
Six months annualized net charge-offs (recoveries) to average loans receivable	-0.04%	-0.03%

Allocation of the Allowance for Loan Losses

At June 30, 2016 and December 31, 2015

(In thousands)

	June 30,		December 31,
	2016		2015
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,491	11.09%	$1,623	12.40%
Real estate - commercial	21,777	50.94%	20,356	49.02%
Real estate - construction	7,803	18.12%	7,877	18.74%
Real estate - residential	1,652	14.58%	1,462	14.56%
Home equity lines	222	5.11%	377	5.12%
Consumer	39	0.16%	28	0.16%

Total allowance for loan losses	$32,984	100.00%	$31,723	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At June 30, 2016 and December 31, 2015

(In thousands)

	June 30,	December 31,
	2016	2015
Nonaccruing loans	$—	$451

Loans contractually past-due 90 days or more and still accruing	41	—

Total nonperforming loans	$41	$451

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results.

Noninterest income for the three months ended June 30, 2016 and 2015 was $20.5 million and $15.7 million, respectively. Noninterest income for the six months ended June 30, 2016 and 2015 was $35.8 million and $33.3 million, respectively.   Realized and unrealized gains on mortgage banking activities, which are reported net of commission & incentive expense and typically the largest portion of our non-interest income, totaled $15.3 million for the three months ended June 30, 2016 compared to $11.1 million for the same period of 2015. For the six months ended June 30, 2016 and 2015, realized and unrealized gains on mortgage banking activities were $29.4 million and $27.3 million, respectively.

The change in net gains from mortgage banking activities is mainly due to changes in the unrealized gains associated with the fair value of our locked commitments and closed loans held for sale.  For the three months ended June 30, 2016, the unrealized gains increased $10.3 million to $34.6 million, compared to $24.3 million for the three months ended June 30, 2015.  For the six months ended June 30, 2016, the unrealized gains increased $8.8 million to $61.7 million, compared to $52.8 million for the six months ended June 30, 2015.  In accordance with GAAP, if a lender enters into a mortgage loan commitment with a customer and intends to sell the mortgage loan after it is funded, the written loan commitment is to be accounted for as a derivative instrument and is to be recorded at fair value, which represents  an unrealized gain that is included in earnings.  This gain is also recognized earlier in earnings than the expenses associated with originating, underwriting and closing the loan.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing loan held for sale (LHFS).  At any point in time (e.g. quarter end) the fair value of the existing loan commitments and the premium to the basis of existing LHFS (loans closed but not yet purchased by investors) represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  This accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.  Direct costs associated with loan origination, such as commission and salaries, are recorded as a reduction to realized and unrealized gains on mortgage banking activities.

For the three months ended June 30, 2016 and 2015, we closed $1.17 billion and $1.09 billion in mortgage originations, respectively.  The increase in mortgage originations is a result of a slight increase in refinance activity for the three months ended June 30, 2016 compared to the same period of 2015.   Refinance activity decreased to 24% of our total loan origination volume for the second quarter of 2016 compared to 29% for the same period of 2015, demonstrating our continued focus on the more stable purchase money mortgage business.  For the six months ended June 30, 2016 and 2015, we closed $1.94 billion and $1.93 billion in mortgage originations, respectively.

During the second quarter of 2016, we sold $50.0 million in investment securities available-for-sale as part of a balance sheet restructuring.  As a result, we recorded gains on available-for-sale securities of $3.6 million for the three months ended June 30, 2016.

Investment fee income decreased to $84,000 for the three months ended June 30, 2016 compared to $143,000 for the same period of 2015.  For the six months ended June 30, 2016 and 2015, investment fee income was $169,000 and $258,000, respectively.

The increase in the cash surrender value of our bank-owned life insurance for the three months ended June 30, 2016 and 2015 was $111,000 and $95,000, respectively.  For the six months ended June 30, 2016 and 2015, the increase in the cash surrender value of our bank-owned life insurance was $235,000 and $213,000, respectively.

During the second quarter of 2015, we recorded a litigation settlement of $3.0 million which contributed to noninterest income for 2015.

Noninterest income represented 39% and 35% of our total revenues (defined as net interest income plus noninterest income) for the three months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015, noninterest income represented 36% and 37% of our total revenues, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended June 30, 2016 was $30.1 million, compared to $22.9 million for the same period of 2015, an increase of $7.2 million, or 32%.  For the six months ended June 30, 2016 and 2015, noninterest expense was $56.4 million and $47.0 million, respectively, an increase of $9.4 million.  The increase is a result of prepayment penalties of $3.6 million during the second quarter of 2016 in connection with our balance sheet restructuring. In addition, salaries and benefits expense, increased both as a result of an increase in the variable components or our compensation and additional staffing on both the sales and operational areas of the Company over the past year as a result of our continued growth and increased regulatory environment.  For the quarter ended June 30, 2016, salaries and benefits expense increased to $16.0 million from $12.0 million for the quarter ended June 30, 2015.  For the six months ended June 30, 2016 and 2015, salaries and benefits expense was $31.5 million and $24.0 million, respectively.

Occupancy expense was $2.4 million for the three months ended June 30, 2016 compared to $2.3 million for the same period of 2015.  For the six months ended June 30, 2016 and 2015, occupancy expense was $5.0 million and $4.8 million, respectively.

Professional fees were $549,000 and $1.1 million for the three months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015, professional fees expense was $1.7 million and $2.7 million, respectively.  The decrease in professional fees for 2016 was a result of increased legal fees recorded during 2015 as a result of litigation which was settled during the second quarter of 2015.

Income Taxes

For the three months ended June 30, 2016, we recorded a provision for income taxes of $7.4 million, compared to $7.0 million for the same period of 2015.  Our effective tax rate for the three months ended June 30, 2016 and 2015 was 34.3% and 34.2%, respectively.  For the six months ended June 30, 2016 and 2015, we recorded a provision for income taxes of $13.7 million and $14.0 million, respectively.  Our effective tax rate for the six months ended June 30, 2016 and 2015 was 33.6% and 34.1%, respectively.  Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $4.20 billion and $4.03 billion at June 30, 2016 and December 31, 2015, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $412.8 million at June 30, 2016, compared to $423.8 million at December 31, 2015, a decrease of $11.0 million.  The decrease in investment securities was a result of sales, maturities, calls, and scheduled principal payments.  During the quarter ended June 30, 2016, we sold $50.7 million in available-for-sale investment securities and recorded associated gains of $3.6 million as part of the balance sheet restructuring that occurred.  We purchased $73.1 million in available-for-sale investment securities to replace what was sold and the maturities and calls that have occurred during 2016.  The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our available-for-sale and held-to-maturity investment securities portfolios.

Investment Securities

At June 30, 2016 and December 31, 2015

(In thousands)

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at June 30, 2016
U.S. government-sponsored agencies
Within one year	$15,092	$15,439	4.15%
One to five years	15,174	15,781	2.12%
Five to ten years	5,000	5,004	2.52%
After ten years	10,000	10,014	2.73%
Total U.S. government-sponsored agencies	45,266	46,238	2.98%

Mortgage-backed securities (1)
One to five years	5,949	6,160	2.60%
Five to ten years	51,842	54,403	2.76%
After ten years	104,017	108,241	2.97%
Total mortgage-backed securities	161,808	168,804	2.89%

Tax exempt municipal securities (2)
Within one year	3,569	3,613	4.16%
One to five years	28,184	29,852	3.20%
Five to ten years	21,576	22,876	3.48%
After ten years	85,268	90,348	3.04%
Taxable municipal securities
One to five years	3,237	3,535	4.96%
Five to ten years	2,242	2,445	4.07%
After ten years	33,471	34,811	3.31%
Total municipal securities	177,547	187,480	3.24%
Total investment securities available-for-sale	$384,621	$402,522	3.06%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at June 30, 2016
Mortgage-backed securities (1)
One to five years	$1	$1	8.15%
Total mortgage-backed securities	1	1	8.15%

Pooled trust preferred securities
After ten years	3,795	3,487	1.49%
Total pooled trust preferred securities	3,795	3,487	1.49%
Total investment securities held-to-maturity	3,796	3,488	1.49%

Total available-for-sale and held-to-maturity investment securities	$388,417	$406,010	3.05%

	Amortized	Fair	Average
	Cost	Value	Yield
Available-for-sale at December 31, 2015
U.S. government-sponsored agencies
Within one year	$5,538	$5,643	3.62%
One to five years	35,244	36,887	3.23%
Five to ten years	4,957	5,453	4.06%
After ten years	24,878	24,922	2.71%
Total U.S. government-sponsored agencies	70,617	72,905	3.14%

Mortgage-backed securities (1)
One to five years	2,029	2,065	2.66%
Five to ten years	46,626	48,086	3.26%
After ten years	110,304	112,573	3.02%
Total mortgage-backed securities	158,959	162,724	3.09%

Tax exempt municipal securities (2)
Within one year	3,687	3,739	4.25%
One to five years	14,021	14,727	3.13%
Five to ten years	30,896	32,448	3.53%
After ten years	84,717	88,085	3.17%
Taxable municipal securities
One to five years	3,245	3,506	4.96%
Five to ten years	2,242	2,342	4.07%
After ten years	33,748	33,601	3.30%
Total municipal securities	172,556	178,448	3.33%
Total investment securities available-for-sale	$402,132	$414,077	3.20%

	Amortized	Fair	Average
	Cost	Value	Yield
Held-to-maturity at December 31, 2015
Mortgage-backed securities (1)
One to five years	$3	$3	8.13%
Total mortgage-backed securities	3	3	8.13%

Pooled trust preferred securities
After ten years	3,833	3,308	1.18%
Total pooled trust preferred securities	3,833	3,308	1.18%
Total investment securities held-to-maturity	3,836	3,311	1.19%

Total available-for-sale and held-to-maturity investment securities	$405,968	$417,388	3.18%

(1) Based on contractual maturities.

(2) Yields for our tax-exempt municipal securities are not reported on a tax-equivalent basis.

We complete reviews for other-than-temporary impairment at least quarterly.  As of June 30, 2016, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At June 30, 2016, 99% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

At June 30, 2016, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of June 30, 2016.

We hold $15.3 million in FHLB stock at June 30, 2016, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $3.16 billion at June 30, 2016 and $3.06 billion at December 31, 2015.  See the following table for details on the loans receivable portfolio.

Loans held for sale at June 30, 2016 were $456.4 million compared to $383.8 million at December 31, 2015.  Loans closed at our mortgage subsidiary totaled $1.17 billion for the three months ended June, 2016 compared to $1.09 billion for the three months ended June 30, 2015.

Loans Receivable

At June 30, 2016 and December 31, 2015

(In thousands)

	June 30, 2016		December 31, 2015

Commercial and industrial	$350,513	11.09%	$379,687	12.40%
Real estate - commercial	1,610,108	50.94%	1,500,305	49.02%
Real estate - construction	572,682	18.12%	573,601	18.74%
Real estate - residential	460,741	14.58%	445,766	14.56%
Home equity lines	161,457	5.11%	156,631	5.12%
Consumer	5,479	0.16%	4,846	0.16%

Gross loans	$3,160,980	100.00%	3,060,836	100.00%

Net deferred (fees) costs	(4,109)		(4,526)
Less: allowance for loan losses	(32,984)		(31,723)

Loans receivable, net	$3,123,887		$3,024,587

Deposits

Total deposits were $3.24 billion at June 30, 2016 compared to $3.03 billion at December 31, 2015.  See the following table for details on certificates of deposit with balances of $250,000 or more.

Certificates of Deposit that Meet or Exceed FDIC Insurance Limit

At June 30, 2016

(In thousands)

	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$30,730	$3,531	$34,261
Over three months through six months	36,832	28,856	65,688
Over six months through twelve months	57,256	3,230	60,486
Over twelve months	126,842	9,390	136,232
	$251,660	$45,007	$296,667

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At June 30, 2016 and December 31, 2015, we had $106.6 million and $67.0 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $462.4 million and $340.0 million at June 30, 2016 and December 31, 2015, respectively. We use this type of funding to lock in low cost term funding to support mortgage loans we originate and intend to sell.

Borrowings

Other borrowed funds were $450.7 million at June 30, 2016 compared to $538.0 million at December 31, 2015.  FHLB advances at June 30, 2016 and December 31, 2015 were $275.0 million and $355.0 million, respectively.  Customer repurchase agreements increased $7.0 million to $120.6 million at June 30, 2016 compared to $113.6 million at December 31, 2015.  Federal funds purchased at June 30, 2016 was $30.7 million compared to $45.0 million at December 31, 2015.  During the second quarter of 2016, we extinguished $95.0 million in FHLB advances with prepayment penalties of $3.6 million as part of the restructuring of our balance sheet during the period. The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At June 30, 2016

(In thousands)

		Maturity or		Amount
Advance Date	Term of Advance	Call Date	Interest Rate	Outstanding
Jun-16	1 month	Jul-16	0.45%	$25,000
Jun-16	1 month	Jul-16	0.40%	25,000
Jun-16	1 month	Jul-16	0.38%	25,000
Total short-term FHLB advances and weighted average rate			0.41%	$75,000

Other short-term borrowed funds:
Customer repurchase agreements			0.17%	$120,640
Federal Funds Purchased			0.64%	30,650
Total other short-term borrowed funds and weighted average rate			0.27%	$151,290

Other borrowed funds:
Trust preferred			3.29%	$24,406
FHLB advances - long term			2.21%	200,000
Other borrowed funds and weighted average rate			2.33%	$224,406

Total other borrowed funds and weighted average rate			1.32%	$450,696

Shareholders’ Equity

Shareholders’ equity at June 30, 2016 was $437.9 million compared to $413.1 million at December 31, 2015, an increase of $24.8 million, or 6%. The increase in shareholders’ equity at June 30, 2016 compared to December 31, 2015 is primarily attributable to net income of $27.2 million recorded for the six months ended June 30, 2016 less dividends of $7.8 million that were declared during 2016.  In addition, accumulated other comprehensive income increased $3.6 million for the six months ended June 30, 2016.

Book value per share at June 30, 2016 was $13.50 compared to $12.76 at December 31, 2015. Tangible book value per share (which is book value per share less goodwill and other intangible assets) at June 30, 2016 was $12.38 compared to $11.63 at December 31, 2015.

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

For the three months ended June 30, 2016, the commercial banking segment recorded net income of $10.8 million compared to $9.7 million for the same period of 2015.  For the six months ended June 30, 2016 and 2015, net income recorded in the commercial banking segment was $21.0 million and $18.6 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At June 30, 2016, total assets for this segment were $4.1 billion, loans receivable, net of deferred fees and costs, were $3.16 billion and total deposits were $3.24 billion. At June 30, 2015, total assets for this segment were $3.69 billion, loans receivable, net of deferred fees and costs, were $2.80 billion and total deposits were $2.94 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market.

For the three months ended June 30, 2016 and 2015, the mortgage banking segment recorded net income of $4.0 million and $2.4 million, respectively.  For the six months ended June 30, 2016 and 2015, the mortgage banking segment recorded net income of $7.5 million and $8.4 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At June 30, 2016, total assets for this segment were $512.0 million; loans held for sale were $456.4 million and mortgage funding checks were $23.9 million. At June 30, 2015, total assets for this segment were $526.1 million; loans held for sale were $455.6 million and mortgage funding checks were $17.2 million.

Wealth Management Services

The wealth management services segment provides investment and financial services to businesses and individuals, including financial planning, retirement/estate planning, and investment management.

For the three months ended June 30, 2016 and 2015, the wealth management services segment recorded net income of $52,000 and $3,000, respectively.  For the six months ended June 30, 2016 and 2015, the wealth management services segment reported net income of $62,000 and $4,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At June 30, 2016, total assets were $2.5 million and managed and custodial assets were $266 million. At June 30, 2015, total assets were $2.4 million and managed and custodial assets were $280 million.

Additional information pertaining to our business segments can be found in Note 3 to the notes to consolidated financial statements.

Capital Resources

Capital adequacy is an important measure of our financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. On January 1, 2015, the new Basel III regulatory risk-based capital rules became effective.  Basel III includes new minimum risk-based capital and leverage ratios and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the former rules; and (iv) a Tier 1 leverage ratio of 4%.

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

Total risk-based capital to risk-weighted assets was 11.86% at June 30, 2016 compared to 11.37% at December 31, 2015.  Our Tier 1 risk-based capital ratio was 10.99% at June 30, 2016 compared to 10.52% at December 31, 2015.  Common equity Tier 1 capital was 10.33% at June 30, 2016 compared to 9.86% at December 31, 2015.

Accordingly, our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions at both June 30, 2016 and December 31, 2015.

The following table shows the minimum capital requirements and our capital position at June 30, 2016 and December 31, 2015 for the Company and for the Bank.

Capital Components

At June 30, 2016 and December 31, 2015

(In thousands)

Cardinal Financial Corporation (Consolidated):

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At June 30, 2016
Total risk-based capital	$451,476	11.86%	$328,199	>	8.625%	N/A	>	N/A
Tier I risk-based capital	418,093	10.99%	252,095	>	6.625%	N/A	>	N/A
Common Equity Tier 1 risk-based capital	393,093	10.33%	195,017	>	5.125%	N/A	>	N/A
Leverage capital ratio	418,093	10.38%	161,878	>	4.000%	N/A	>	N/A

At December 31, 2015
Total risk-based capital	$428,554	11.37%	$301,450	>	8.00%	N/A	>	N/A
Tier I risk-based capital	396,382	10.52%	226,087	>	6.00%	N/A	>	N/A
Common equity tier I capital	371,382	9.86%	169,565	>	4.50%	N/A	>	N/A
Leverage capital ratio	396,382	10.18%	156,757	>	4.00%	N/A	>	N/A

Cardinal Bank:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At June 30, 2016
Total risk-based capital	$447,116	11.82%	$326,328	>	8.625%	$378,351	>	10.00%
Tier I risk-based capital	413,733	10.94%	250,658	>	6.625%	302,681	>	8.00%
Common Equity Tier 1 risk-based capital	413,733	10.94%	193,905	>	5.125%	245,928	>	6.50%
Leverage capital ratio	413,733	10.32%	160,074	>	4.000%	200,093	>	5.00%

At December 31, 2015
Total risk-based capital	$424,302	11.32%	$299,886	>	8.00%	$374,857	>	10.00%
Tier I risk-based capital	392,130	10.46%	224,914	>	6.00%	299,886	>	8.00%
Common equity tier I capital	392,130	10.46%	168,686	>	4.50%	243,657	>	6.50%
Leverage capital ratio	392,130	10.13%	154,862	>	4.00%	193,578	>	5.00%

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At June 30, 2016 and December 31, 2015, we had $106.6 million and $67.0 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $462.4 million and $340.0 million at June 30, 2016 and December 31, 2015, respectively.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $438.1 million at June 30, 2016 or 10.4% of total assets. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the FHLB with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the FHLB at June 30, 2016 was approximately $776.3 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $187.1 million at June 30, 2016. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable.

The required payments under such obligations are detailed in the following table.

Contractual Obligations

At June 30, 2016

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$763,013	$419,317	$253,007	$60,599	$30,090

Brokered certificates of deposit	568,996	388,161	180,835	—	—

Advances from the Federal Home Loan Bank of Atlanta	275,000	100,000	50,000	105,000	20,000

Trust preferred securities	24,406	—	—	—	24,406

Operating lease obligations	31,871	8,198	12,660	6,762	4,251

Total	$1,663,286	$915,676	$496,502	$172,361	$78,747

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

At June 30, 2016 and December 31, 2015, commitments to extend credit were $1.1 billion and $1.5 billion, respectively.  Standby letters of credit were $30.6 million and $32.5 million at June 30, 2016 and December 31, 2015, respectively. In addition, commitments to extend credit of $458.6 million at June 30, 2016 are related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $247.4 million at December 31, 2015.  The increase in mortgage loan funding commitments is related to the increased origination production at George Mason during the second quarter of 2016 as compared to the fourth quarter of 2015.

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

At June 30, 2016, our asset/liability position was slightly asset sensitive based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.4% in a down 100 basis point scenario and would increase by less than 1.2% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 2.5% in a down 100 basis point scenario and would increase less than 1.2% in an up 200 basis point scenario.

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

At June 30, 2016, our asset/liability position was slightly asset sensitive based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.4% in a down 100 basis point scenario and would increase by less than 1.2% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 2.5% in a down 100 basis point scenario and would increase less than 1.2% in an up 200 basis point scenario.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended June 30, 2016, we did not purchase shares of our common stock.

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

31.3                        Rule 13a-14(a) Certification of Chief Financial Officer

32.1                        Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2                        Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.3                        Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101                           The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: August 5, 2016	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Executive Chairman
(Principal Executive Officer)

Date: August 5, 2016	/s/ Christopher W. Bergstrom
Christopher W. Bergstrom
President and Chief Executive Officer

Date: August 5, 2016	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2016	/s/ Jennifer L. Deacon
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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.